Form 10-Q
period 1994-09-30
CAROLINA FIRST CORP
filed 1994-11-14
CIK 797871

United States
                          Securities and Exchange Commission
                                Washington, D.C. 20549


                                      Form 10-Q


         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER
            30, 1994

            TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            TRANSITION PERIOD FROM            to


        Commission file number 0-15083

                              CAROLINA FIRST CORPORATION
                    (Exact name of registrant as specified in its charter)

          South Carolina                                         57-0824914
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

   102 South Main Street, Greenville, South Carolina                29601
  (Address of principal executive offices)                        (Zip Code)

  Registrant's telephone number, including area code (803) 255-7900



    (Former name, former address and former fiscal year, if changed since last report.)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
   days.    Yes    X     No
   The number of outstanding shares of the issuer's $1.00 par value common stock as of November 10, 1994 was 4,538,460.

Consolidated Balance Sheets
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)


                                                                   September 30,   December 31,
ASSETS                                                                   1994            1993
Cash and due from banks.......................................... $   43,444             27,320
Federal funds sold and securities
  purchased under resale agreements..............................      8,904             54,212
Securities
   Trading.......................................................        722                250
   Available for sale............................................     54,904             64,871
   Held for investment (market value $58,668 in 1994
   and $50,024 in 1993)..........................................     60,912             49,605
     Total securities............................................    116,538            114,726
Loans............................................................    817,404            567,379
   Less unearned income..........................................     (1,063)            (2,221)
   Less allowance for loan losses................................     (5,029)            (5,688)
     Net loans...................................................    811,312            559,470
Premises and equipment...........................................     36,389             28,990
Accrued interest receivable......................................      8,050              4,811
Other assets.....................................................     43,027             26,892
                                                                  $1,067,664            816,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing.......................................... $  108,575             67,776
    Interest-bearing.............................................    831,700            656,809
      Total deposits.............................................    940,275            724,585
  Borrowed funds.................................................     31,926             17,993
  Accrued interest payable.......................................      4,062              3,041
  Other liabilities..............................................      4,377              7,933
     Total liabilities...........................................    980,640            753,552

Stockholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding 920,000 shares (Series 1994),
    621,000 shares (Series 1993) and 60,000 shares (Series 1993B)
    in 1994 and 621,000 shares (Series 1993) and 60,000 shares
    (Series 1993B) in 1993; liquidation preference $25 per share
    (Series 1994 and 1993) and $20 per share (Series 1993B)......     37,063             15,662
  Common stock-par value $1 per share; authorized 20,000,000 shares; issued and outstanding 4,524,361 shares in 1994
    and 4,279,724 in 1993........................................      4,524              4,280
  Surplus........................................................     38,247             35,412
  Retained earnings..............................................      8,591              8,400
  Nonvested restricted stock.....................................       (547)              (709)
  Guarantee of ESOP debt.........................................       (176)              (176)
  Unrealized gain (loss) on securities available for sale........       (678)                --
     Total stockholders' equity..................................     87,024             62,869
                                                                  $1,067,664            816,421

Consolidated Statements of Income
Carolina First Corporation and Subsidiaries
($ in thousands, except share data)
(unaudited)

                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                               1994          1993          1994          1993
Interest income
  Interest and fees on loans...........................$      17,618 $      11,186 $      44,915 $      30,193
  Interest on securities
    Taxable............................................        1,206         1,681         3,760         4,514
    Exempt from federal income taxes...................          279           147           710           328
      Total interest on securities.....................        1,485         1,828         4,470         4,842
  Interest on federal funds sold and securities
    purchased under resale agreements..................           40            29           343           330
    Total interest income..............................       19,143        13,043        49,728        35,365

Interest expense
  Interest on deposits.................................        7,467         5,508        19,731        15,693
  Interest on borrowed funds...........................          685           182         1,133           326
    Total interest expense.............................        8,152         5,690        20,864        16,019
    Net interest income................................       10,991         7,353        28,864        19,346

Provision for loan losses..............................          250           330           450           909
    Net interest income after
      provision for loan losses........................       10,741         7,023        28,414        18,437

Noninterest income
  Service charges on deposit accounts..................        1,085           750         2,682         1,822
  Mortgage banking income..............................          533           436         1,583           924
  Fees for trust services..............................          185           174           681           412
  Gain on sale of securities...........................           54            21           189           546
  Sundry...............................................          403           211         1,068           515
    Total noninterest income...........................        2,260         1,592         6,203         4,219

Noninterest expenses
  Salaries and wages...................................        3,770         2,598        10,397         6,638
  Employee benefits....................................          921           623         2,697         1,738
  Occupancy............................................          942           544         2,597         1,435
  Furniture and equipment..............................          619           404         1,660         1,096
  Sundry...............................................        3,820         2,674         9,835         6,742
    Total noninterest expenses.........................       10,072         6,843        27,186        17,649
    Income before income taxes.........................        2,929         1,772         7,431         5,007
Income taxes...........................................          928           466         2,184         1,599
    Net income ........................................        2,001         1,306         5,247         3,408
Dividends on preferred stock...........................          731           530         1,702         1,381
    Net income applicable to common shareholders.......$       1,270 $         776 $       3,545 $       2,027

Net income per common share:
     Primary*..........................................$        0.28 $        0.23 $        0.79 $        0.61
     Fully diluted*....................................         0.27           n/a          0.77           n/a
Average shares outstanding:
     Primary*..........................................    4,519,486     3,325,608     4,510,744     3,313,613
     Fully diluted*....................................    7,464,782     5,668,690     6,820,618     5,370,798

*Share data have been restated to reflect 5% stock dividends.

Consolidated Statements of Cash Flows
Carolina First Corporation and Subsidiaries
(Unaudited)
(All Amounts, Except Per Share Data, in Thousands)

                                                                    Nine Months Ended September 30,
                                                                        1994            1993
Cash Flows from Operating Activities
  Net income.....................................................  $     5,247   $          3,408
  Adjustments to reconcile net income to net cash
    provided by operations
      Depreciation...............................................        1,899              1,184
      Amortization of intangibles................................        1,215                760
      Provision for loan losses..................................          450                909
      Gain on sale of securities.................................         (189)              (546)
      Proceeds from sale of trading securities...................      291,155                 --
      Proceeds from maturity of trading securities...............       24,480                 --
      Purchase of trading securities.............................     (316,107)                --
      Originations of mortgage loans held for sale...............      (31,663)                --
      Proceeds from sale of mortgage loans held for sale.........       38,127             39,042
      Increase in interest receivable............................       (3,239)              (609)
      Increase in interest payable...............................        1,021                220
      Increase in other assets...................................      (15,933)            (2,418)
      Increase (decrease) in other liabilities...................       (3,696)               322
      FHLB stock dividend........................................          (50)               (54)
    Net cash used for operating activities.......................       (7,283)            42,218

Cash Flows from Investing Activities
  Proceeds from sale or maturity of securities...................           --            257,436
  Proceeds from sale of securities available for sale............       24,086                 --
  Proceeds from maturity of securities available for sale........      154,840                 --
  Proceeds from maturity of securities held for investment.......        5,116                 --
  Purchase of securities.........................................           --           (318,232)
  Purchase of securities available for sale......................     (169,699)                --
  Purchase of securities held for investment.....................      (16,373)                --
  Net decrease in federal funds sold and securities
    purchased under resale agreements............................       45,308              2,466
  Net increase in loans..........................................     (216,571)          (137,406)
  Capital expenditures...........................................       (9,298)           (12,612)
    Net cash used for investing activities ......................     (182,591)          (208,348)

Cash Flows from Financing Activities
  Acquired deposits (net)........................................       97,735            156,145
  Net increase (decrease) in deposits............................       74,515            (29,134)
  Increase in borrowed funds.....................................       13,933             30,729
  Issuance of preferred stock....................................       21,401             14,462
  Dividends on preferred and common stock........................       (1,979)              (851)
  Other common stock activity....................................          393                367
    Net cash provided by financing activities....................      205,998            171,718
Net change in cash and due from banks............................       16,124              5,588

Cash and due from banks at beginning of year.....................       27,320             21,846
Cash and due from banks at end of period.........................  $    43,444   $         27,434

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     CAROLINA FIRST CORPORATION AND SUBSIDIARIES


          (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               A summary of these policies is included in the 1993 Annual Report to Stockholders.


          (2)  SECURITIES

               The change in the net unrealized loss on securities available for sale for the three months ended September 30, 1994 was $59,000.


          (3)  STATEMENTS OF CASH FLOWS

               Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to $19,843,000 for the nine months ended September 30, 1994. Income tax payments of $3,077,000 were made for the nine months ended September 30, 1994.


          (4)  COMMON STOCK

               The Board of Directors of Carolina First Corporation (the "Company") issued a five percent common stock dividend on May 16, 1994 to common stockholders of record as of April 29, 1994. This dividend resulted in the issuance of 214,380 shares of the Company's $1.00 par value common stock. Per share data of prior periods have been restated to reflect this dividend.


          (5)  PREFERRED STOCK

               On April 15, 1994, the Company issued 920,000 shares of 7.32% Noncumulative Convertible Preferred Stock Series 1994 ("Series 1994 Preferred Stock"), which raised $21,442,000 in equity. Dividends on the Series 1994 Preferred Stock will be payable quarterly, when, as, and if declared by the Board of Directors, at an annual rate of $1.83 per share. Dividends on the Series 1994 Preferred Stock are not cumulative. To date, all regular quarterly dividends have been paid. A Series 1994 Preferred Stock share may be converted at the option of the holder into 1.7931 shares of common stock. In addition, the Company may redeem the Series 1994 Preferred Stock at the redemption prices and in accordance with the other terms set forth in the Company's Articles of Amendment related to the Series 1994 Preferred Stock.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     CAROLINA FIRST CORPORATION AND SUBSIDIARIES
                                     (Continued)


          (6)  ACQUISITIONS

               On April 29, 1994, the Company purchased the insured deposits of Citadel Federal Savings and Loan Association ("Citadel Federal") from the Resolution Trust Corporation, as receiver for Citadel Federal. On May 2, 1994, the Company acquired certain assets and deposits associated principally with seven branches from Republic National Bank. The branches are located in Columbia, Edgefield, Johnston, Bennettsville, Lake City and McColl.

               Effective October 13, 1994, the Company entered into a definitive agreement with Aiken County National Bank ("Aiken County National") for the merger of Aiken County National into Carolina First Bank. The Company will acquire all the outstanding common shares of Aiken County National in exchange for approximately 453,000 shares of the Company's common stock (assuming no dissenter's rights are exercised). Aiken County National has assets of approximately $42 million, loans of $30 million and deposits of $38 million. This transaction, which is subject to regulatory and Aiken County National shareholder approval, is expected to be completed in the first quarter of 1995.

               Effective November 14, 1994, the Company entered into a definitive agreement with Midlands National Bank ("Midlands") for the merger of Midlands into Carolina First Bank. The Company will acquire all the outstanding common shares of Midlands in exchange for approximately 584,000 shares of the Company's common stock (assuming no dissenter's rights are exercised). Midlands has assets of approximately $43 million, loans of $28 million and deposits of $39 million. This transaction, which is subject to regulatory and Midlands shareholder approval, is expected to be completed in the first quarter of 1995.


          (7)  MANAGEMENT'S OPINION

               The financial statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Carolina First Corporation (the "Company") is a bank and thrift holding company which owns Carolina First Bank (the "Bank"), a South Carolina-chartered commercial bank headquartered in Greenville, South Carolina; Carolina First Savings Bank, F.S.B. (the "Savings Bank"), a federally-chartered savings bank headquartered in Georgetown, South Carolina; and Carolina First Mortgage Company (the "Mortgage Company"), a mortgage banking operation headquartered in Columbia, South Carolina. The Company, which commenced operations in December 1986, currently conducts business through 46 locations in South Carolina. At September 30, 1994, the Company had approximately $1,067,664,000 in assets, $816,341,000 in loans, $940,275,000 in deposits and $87,024,000 in stockholders' equity. At September 30, 1994, the Company's nonperforming assets (which exclude loans which are 90 days or more past due and still accruing interest) totaled 0.12% of total loans and other real estate owned.

               The Company was formed principally in response to perceived opportunities resulting from the takeovers of several South Carolina-based banks by large southeastern regional bank holding companies. A significant number of the Company's executive officers and management personnel were previously employed by certain of the larger South Carolina-based banks that were acquired by these southeastern regional institutions. Consequently, these officers and management personnel have significant customer relationships and commercial banking experience that have contributed to the Company's loan and deposit growth. The Company targets individuals and small to medium-sized businesses in South Carolina that require a full range of quality banking services.

               The Company currently serves three principal market areas: the Greenville metropolitan area and surrounding counties (located in the Upstate region of South Carolina); the Columbia metropolitan area and surrounding counties (located in the Midlands region of South Carolina); and Georgetown and Horry counties (located in the Coastal region of South Carolina). The Company's principal market areas represent three of the four largest Metropolitan Statistical Areas in the state. In April 1994, the Company entered the Charleston market, the second largest Metropolitan Statistical Area in the state, with the purchase of the insured deposits of Citadel Federal Savings and Loan Association ("Citadel Federal"). See "Growth Strategy and Acquisitions." The Company also has branch locations in other counties in South Carolina.

               The Company began its operations with the de novo opening of Carolina First Bank in Greenville and has pursued a strategy of growth through internal expansion and through the acquisition of branch locations and financial institutions in selected market areas.

               For the first nine months of 1994, the Company had consolidated net income of $5,247,000, an increase of 54% over the $3,408,000 earned in the same period of 1993. Net income per common share, adjusted to reflect the 5% common stock dividends, was $0.79 for the nine months ended September 30, 1994, up 30% from the $0.61 earned in the first nine months of 1993. Net income per fully diluted share for the nine months ended September 30, 1994 was $0.77. A higher level of average earning assets, an increased net interest margin, good growth in noninterest income and continued good credit quality were the primary reasons for the growth in net income. Increases in average earning assets resulted primarily from the acquisition of branches, discussed in "Growth Strategy and Acquisitions", and internal growth.

               At September 30, 1994, assets totaled $1,067,664,000, an increase of $313,015,000, or 41%, over September 30, 1993. Total stockholders' equity increased 40% from September 30, 1993 to September 30, 1994 to $87,024,000. Loans increased 52% to $816,341,000 at September 30, 1994 compared with $536,890,000 at
          September 30, 1993. Deposits at September 30, 1994 were $940,275,000, up 44% from $651,997,000 at September 30, 1993.

               On April 15, 1994, the Company issued 920,000 shares of the Series 1994 Preferred Stock, which raised approximately
          $21,442,000 in equity after deduction of expenses. See "Capital Resources and Dividends."

               The Board of Directors approved a 5% common stock dividend, issued on May 16, 1994, to common stockholders of record as of April 29, 1994. This dividend resulted in the issuance of 214,380 shares of the Company's $1.00 par value common stock. Per share data of prior periods have been restated to reflect this dividend. This is the sixth consecutive year that the Company has issued a 5% common stock dividend. In addition to the 5% common stock dividend, the Company began paying a regular quarterly cash dividend of $0.05 per share in the first quarter of 1994. See "Capital Resources and Dividends."

               The Company is considering the merger of the Savings Bank into the Bank. This merger is being considered because the Company believes that there may be significant economic and managerial benefits in such a combination. Such benefits would include the elimination of duplicative administration, the consolidation of the Company's regulators, reduced regulatory burdens and increased management focus. If such a merger occurs, the Company would pay income taxes of approximately $1,000,000 due to the different tax treatment accorded the allowance for loan losses at the Savings Bank. The Company will only proceed with the merger of the Savings Bank into the Bank if management believes that the long-term economic benefits would offset the initial tax liability. The Company has preliminary indications that such a merger could save up to $500,000 per year. However, the Company has not at this time reached a final conclusion on this issue. In the event that the Company elects to proceed with such a merger, the Company expects that the tax liability would be recorded in the fourth quarter of 1994 and that the merger would be completed in the first quarter of 1995.

               For certain information regarding the potential write-down of assets in the fourth quarter and the sale or securitization of credit cards, see the final 8 paragraphs of "Growth Strategy and Acquisitions" below.

          GROWTH STRATEGY AND ACQUISITIONS

               Since its inception in 1986, the Company has pursued a strategy of growth through internal expansion and through the acquisition of branch locations and financial institutions in selected market areas. The Company has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers.

               The Company's past acquisitions include the following: In August 1990, the Company acquired the Savings Bank in a merger transaction which resulted in the acquisition of approximately $100,500,000 in deposit liabilities and $12,000,000 in capital. In April 1991, the Bank purchased two branches in Anderson, South Carolina which resulted in the acquisition of approximately $20,127,000 in deposits, on which a premium of $1.2 million was paid, and approximately $3,843,000 in loans. In December 1991, the Savings Bank purchased four branches in Myrtle Beach which resulted in the acquisition of approximately $36,768,000 in deposits, on which a premium of $1.3 million was paid, and approximately $10,000,000 in loans.

               In  March  1993,  the  Bank purchased  the  Piedmont,  South
          Carolina branch location from Republic National Bank ("Republic Bank") which resulted in the acquisition of approximately $15,378,000 in deposits, on which a premium of $600,000 was paid, and approximately $2,334,000 in loans. On March 22, 1993, the Bank purchased 12 branches principally located in central South Carolina

          (the "12 Republic  Branches") from Republic  Bank.  The
          branches are located in Columbia (3), Irmo, Salley, Springfield, Hardeeville, Barnwell, Williston, Blackville, Ridgeland and Swansea, South Carolina. In this acquisition, the Bank assumed $189,485,000 in deposits, on which a premium of $6,300,000 was paid, and $28,905,000 in selected loans.

               In five transactions during the period of time from December 1990 through November 1993, Carolina First Bank purchased an aggregate of approximately $35 million in credit card receivables and related accounts from Republic Bank.

               In September 1993, the Company acquired First Sun Mortgage Corporation (subsequently renamed Carolina First Mortgage Company), which resulted in the acquisition of servicing rights to a portfolio of approximately $250 million in mortgages and two origination offices. The cost of the acquisition in excess of the fair value of net assets acquired aggregated approximately $3.1 million. This excess was assigned to goodwill and is being amortized over 15 years. The Mortgage Company's principal activities include the origination and servicing of one-to-four family residential mortgage loans through 8 offices in South Carolina. At September 30, 1994, the Mortgage Company was servicing approximately 10,400 loans having an aggregate principal balance of approximately $802 million. The servicing portfolio includes purchased mortgage servicing rights for approximately $680 million in mortgage loans; the related intangible asset for excess and purchased mortgage servicing rights totaled $9.2 million at September 30, 1994.

               In December 1993, Carolina First Bank acquired the three Columbia branches of Bay Savings Bank, F.S.B., which resulted in the assumption of approximately $38,489,000 in deposits, on which a premium of approximately $1.1 million was paid, and the acquisition of approximately $143,000 in loans.

               On April 29, 1994, the Company purchased the insured deposits of Citadel Federal from the Resolution Trust Corporation, as receiver for Citadel Federal. This acquisition resulted in the acquisition of one branch office in Charleston with deposits of approximately $5,849,000, on which a premium of approximately $533,000 was paid.

               On May  2,  1994, the  Company  acquired six  branches  from
          Republic Bank. The acquired branches are located in Columbia, Edgefield, Johnston, Bennettsville, Lake City and McColl. In addition, Carolina First acquired the deposits and select loans from Republic Bank's main office branch in Columbia, which was not acquired. With this transaction, the Company acquired deposits of approximately $135,326,000, on which a premium of approximately $5.4 million was paid, and loans of approximately $37,511,000.

               Effective October 13, 1994, the Company entered into a definitive agreement with Aiken County National Bank ("Aiken County National") for the merger of Aiken County National into Carolina First Bank. The Company will acquire all the outstanding common shares of Aiken County National in exchange for approximately 453,000 shares of the Company's common stock (assuming no dissenter's rights are exercised). Aiken County National has assets of approximately $42 million, loans of $30 million and deposits of $38 million. This transaction, which is subject to regulatory and Aiken County National shareholder approval, is expected to be completed in the first quarter of 1995.

               Effective November 14, 1994, the Company entered into a definitive agreement with Midlands National Bank ("Midlands") for the merger of Midlands into Carolina First Bank. The Company will acquire all the outstanding common shares of Midlands in exchange for approximately 584,000 shares of the Company's common stock (assuming no dissenter's rights are exercised). Midlands has assets of approximately $43 million, loans of $28 million and deposits of $39 million. This transaction, which is subject to regulatory and Midlands shareholder approval, is expected to be completed in the first quarter of 1995.

               The Company has entered into an agreement with Telepay, Inc., a South Carolina corporation ("Telepay"), regarding the delivery of certain home banking services. This agreement is included as an exhibit hereto. The Company can give no assurance regarding the probability of success of Telepay, or whether and to what extent the Company will be involved with Telepay.

               At September 30, 1994, the Company had $26,654,000 in intangible assets which were generated principally in connection with the acquisition of branch locations, credit card accounts and  receivables,  the  Mortgage Company  and  mortgage servicing
          rights.   As noted in  previous Company filings,  the Company has
          undertaken  a  study  to  determine whether  any  adjustments  in intangible  assets or  the  related amortization  is appropriate.
          This  study has  been substantially  completed.   Its preliminary
          conclusion  is  that,   except  for  certain   intangible  assets
          associated with  credit card receivables, the  Company should not
          make  any adjustments  to the  amortization schedules.   However,
          approximately $3 million before taxes of intangible assets associated with the origination of credit cards accounts should be written off. In addition, in the event that the Company securitizes all or a portion of its credit card portfolio (as discussed below), the Company would be able to write off an additional $5 million before taxes in intangible assets as a result of such securitization. Any write-offs of intangible assets are expected to occur in the fourth quarter of 1994.

            Although any write-down of intangible assets would have a one-time material adverse effect on the Company's earnings, such write-down of intangible assets would have a positive effect on
          its  net  income  on a  going-forward  basis.    Furthermore, the
          Company believes that in connection with the write-down, the Company will be able to engage in either a securitization or sale of the credit cards, which, if consummated, will improve the Company's financial performance.

               Concurrent with the contemplated securitization or possible sale of the credit card portfolio, the Company is considering the merger of its two subsidiaries (as discussed above). However, at this time the Company has not determined the form or extent of such restructuring or the total amounts of intangible assets that will be written off.

               In view of the foregoing and the other anticipated benefits discussed below, the Company has determined to pursue, as its first priority, the securitization of up to approximately $100,000,000 of its credit card loans. As an alternative to securitization, the Company has determined to pursue the sale of such credit card loans. Either such alternative would improve the Company's liquidity and provide the Company with significant funds which could be used to fund loan demand.

               The  contemplated securitization would  involve the transfer of the Company's credit card accounts to a trust, in return for which, the Company would be paid an amount equal to the principal balance of the credit cards. The Company would use a portion of such proceeds to purchase approximately a 25% interest in the trust and the balance of the proceeds would be retained by the Company. Interests in the balance of the trust would sold exclusively
          to accredited  investors  in   a  private   offering  exempt   from
          registration under  the federal  securities laws.   Such offering
          would  be made only  pursuant to a  private placement memorandum.
          The Company believes that it will be successful in such regard; however, there can be no assurance that such transaction will be
          completed.    In  the event  that  the  Company  engages in  such
          securitization of the credit cards, the Company would be required to write down approximately $5,000,000 before taxes in intangible assets. Such write-down would be expected to occur in the fourth quarter of 1994. The Company believes that the securitization would provide substantial benefits to the Company, including the provision of significant liquidity, the ability to retain a portion of the expected earnings from the credit cards while moving them off the balance sheet, and the continued ability to service the credit cards and receive the related servicing
          income.   The Company expects in the  near future to enter into a
          preliminary agreement with an investment banking firm in which the parties agree to use their best efforts to proceed with the securitization of such credit cards.

               Under the securitization arrangement, the Company retains the obligation to guarantee a stated return to purchasers of the trust
          interests.    However,  the  Company  believes  that  this
          liability is not materially greater than the liability that would exist if the Company retained its credit card portfolio.

               As an alternative to securitization, the Company has also engaged in preliminary negotiations with third parties regarding the purchase of the credit cards. Based on these negotiations, the Company believes that it could reach an agreement with a third party which would result in the sale of such credit cards on terms which are satisfactory to the Company. Based on current market conditions, in the event that the Company sells all or a portion of its credit card portfolio, the substantial portion of the $3 million write-off for intangibles discussed above and other credit card intangible assets would likely be offset by an anticipated gain realized in such sale. Although the Company believes that it would be able to effect such sale on satisfactory terms, there can be no assurance of such fact.

               The Company has built its credit card loan portfolio, in part, through the acquisition of approximately $35,000,000 in credit card accounts and receivables from Republic Bank in several transactions since December 1990. In connection with these acquisitions, Republic Bank escrowed funds to offset losses in the purchased credit cards. Such escrowed funds were exhausted by the end the second quarter of 1994. Accordingly, absent a sale or securitization of the credit cards, any losses in the credit card portfolio would have to be covered by the allowance for loan losses as compared to escrowed funds (as was the case in the past). Credit card losses have generally been approximately 6.5% per year on a portfolio ranging from approximately $25 million to $95 million.


          EARNINGS REVIEW

          Net Interest Income

               The largest component of the Company's net income is the net interest income of the Bank and the Savings Bank. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. As the primary contributor to the Company's earnings, net interest income constituted 82% of net revenues (net interest income plus other income) for the first nine months of 1994 and for the same period of 1993.

               Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. For the first nine months of 1994, the Company's fully tax-equivalent net interest income was $29,405,000 compared with $19,494,000 for the same period of 1993, for an increase of $9,911,000, or 51%. The increase resulted from a higher level of average earning assets and an improvement in the net interest margin. The growth in average earning assets, which increased to $827,444,000 for the first nine months of 1994 from $611,634,000 for  the  first  nine months  of  1993,  resulted primarily  from internal loan growth and the acquisition of branches from Republic Bank. The majority of this increase was in loans, which averaged $216,139,000 higher in the first nine months of 1994 than in the same period of 1993. The improvement in net interest margin, which increased to 4.71% in the first nine months of 1994 from 4.26% in the first nine months of 1993, primarily resulted from lower deposit interest rates and a higher proportion of noninterest-bearing deposits. In addition, the yield on loans has risen due to increases in the prime interest rate and increased consumer loan volume from the retail branch network.

          Provision and Allowance for Loan Losses

               Management maintains an allowance for loan losses which it believes is adequate to cover possible losses in the loan portfolio. However, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

               The allowance for loan losses is established through charges in the form of a provision for loan losses and purchased loan adjustments. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio. The level of this allowance is dependent upon the total amount of past due loans, general economic conditions and management's assessment of potential losses.

               The Company attempts to deal with repayment risks through the establishment of, and adherence to, internal credit policies. These policies include officer and customer limits, periodic documentation examination and follow-up procedures for any exceptions to credit policies. A summary of the Company's approach to managing credit risk is provided below in the "Asset Quality" section.

               At September 30, 1994, the Company had $397,000 in non-accruing loans and $1,372,000 in loans greater than ninety days past due on which interest was still being accrued. This compares favorably with $905,000 and $1,335,000, respectively, at September 30, 1993. Non-performing assets as a percentage of loans and other real estate owned were 0.12% and 0.48% at September 30, 1994 and 1993, respectively. Charge-offs as a percentage of average loans have remained low during the first nine months of 1994 at a 0.10% annual rate for the Company compared with a 0.28% annual rate for the first nine months of 1993. These asset quality measures compare favorably to the Company's FDIC peer group.

               The allowance for loan losses totaled $5,029,000, or 0.62% of total loans, at the end of September 1994, compared with $5,352,000, or 1.0% of total loans, at the end of September 1993. The allowance for loan losses as a percentage of non-performing loans was 1,267% and 591% as of September 30, 1994 and 1993, respectively. The Company made a $450,000 provision for loan losses for the first nine months of 1994, compared with $909,000 for the comparable period of 1993.

               In five transactions during the period of time from December 1990 through November 1993, the Bank purchased an aggregate of approximately $35 million in credit card receivables and related accounts from Republic Bank. In connection with these transactions, a series of escrow agreements were established in which portions of the various purchase prices were set aside by Republic Bank to be used in absorbing credit losses in the purchased credit card portfolio. The Company exhausted the escrow balances in the second quarter of 1994. As set forth in the final 8 paragraphs of "Growth Strategy and Acquisitions," the Company is considering the sale or securitization of substantially all of its credit card portfolio. Such discussion is incorporated herein by reference. See also "Liquidity and Interest Rate Sensitivity."
               The Bank was examined in December 1993 by the Federal Deposit Insurance Corporation, and the Savings Bank was examined in February 1994 by the Office of Thrift Supervision. No significant increases in reserves resulted from these examinations. In the most recent Community Reinvestment Act evaluations, the Bank received an "outstanding" rating, the highest rating, and the Savings Bank received a "satisfactory" rating, the second highest rating.

          Noninterest Income

               Noninterest income, excluding securities transactions, increased 64% to $6,014,000 for the nine months ended September 30, 1994 from $3,673,000 for the same period of 1993, for an increase of $2,341,000. This increase resulted principally from service charges on deposit accounts, fees for trust services and mortgage banking income. The Company realized gains on the sale of securities of $189,000 and $546,000 in the first nine months of 1994 and 1993, respectively.

               Service charges on deposit accounts, the largest contributor to noninterest income, rose 47% to $2,682,000 for the first nine months of 1994 from $1,822,000 for the first nine months of 1993. The increase in service charges is attributable to acquiring branches and new deposit accounts, increasing fee charges and improving collection rates. Average deposits for the same period increased 37%.

               Mortgage banking income for the first nine months of 1994 increased $659,000, or 71%, to $1,583,000 from $924,000 in the first nine months of 1993. Mortgage banking income includes origination fees, profits from the sale of loans and servicing fees (which started in 1993). Origination fees totaled $808,000 in the first nine months of 1994 and $642,000 in the first nine months of 1993. Until the third quarter of 1992, mortgage loans were originated primarily for the account of correspondent financial institutions, with the Bank retaining an origination fee. Beginning in the third quarter of 1992, the Company expanded the activities of its mortgage loan operations and began self-funding the loans through the Savings Bank prior to sale in the secondary market. Mortgage loans totaling approximately $38 million and $39 million were sold during the first nine months of 1994 and 1993, respectively. Income from this activity totaled $192,000 in the first nine months of 1994 and $259,000 in the first nine months of 1993.

               The Mortgage Company's mortgage servicing operations consist of servicing loans that are owned by the Savings Bank and subservicing loans, to which the right to service is owned by the Savings Bank and other non-affiliated financial institutions. Mortgage loans serviced are all one to four family residential mortgage loans. At September 30, 1994, approximately 10,400 loans with an aggregate principal amount of approximately $802 million were being serviced or subserviced by the Mortgage Company. Servicing income from non-affiliated companies, net of the related amortization, was $583,000 for the first nine months of 1994. Servicing income in 1993 was not significant.

               Fees for trust services in the first nine months of 1994 increased to $681,000, up 65% from the $412,000 earned in the first nine months of 1993. Fees for trust services increased as a result of the generation of new trust business and additional assets under management. Assets under management of the trust department increased to approximately $183 million at September 30, 1994 from approximately $68 million at September 30, 1993.

               Sundry income items were $553,000 higher for the first nine months of 1994 than the same period of 1993, primarily because of higher customer service fees, appraisal fee income and insurance commissions from increased lending and deposit activity. In addition, during the first nine months of 1994, the Company earned approximately $108,000 in real estate rental income, the majority of which is not expected to continue.

               On August 18, 1993, the Bank entered into an investor services agreement with Edgar M. Norris & Co., Inc. ("Norris & Co."), a broker-dealer registered with the National Association of Securities Dealers, Inc., to offer certain brokerage services to the Bank's customers. Under this affiliate arrangement, the Bank offers certain brokerage services to its customers through dual employees (a Bank employee who is also employed by Norris & Co.). The commissions or mark up charges on transactions will be shared between the Bank and Norris & Co. as set forth in the investor services agreement. Brokerage services activity for 1994 has been limited.


          Noninterest Expenses

               Noninterest expenses for the nine months ended September 30, 1994 were $27,186,000, compared with $17,649,000 for the same period of 1993, for an increase of $9,537,000, or 54%. The increased expenditures primarily reflect the costs of additional personnel to support the Company's current and anticipated growth.

               Salaries and wages and benefits increased 56% to $13,094,000 for the first nine months of 1994 from $8,376,000 for the first nine months of 1993. Full-time equivalent employees rose to 502 as of September 30, 1994 from 363 as of September 30, 1993. Staff increases were attributable to the addition of 15 banking offices, higher loan and deposit activity resulting from internal growth and acquisitions, and the expansion of the mortgage banking operations.

               Occupancy and furniture and equipment expenses increased $1,726,000, or 68%, to $4,257,000 for the nine months ended September 30, 1994 due to the addition of 15 banking offices including a new Myrtle Beach main office, the opening of a regional headquarters office in Columbia for the Midlands region of South Carolina, the establishment of the Mortgage Company and the expansion of its administrative offices in Greenville to a second
          location.    In   addition,  the  Company  relocated  its
          operations center from Greenville, South Carolina to Columbia, South Carolina, a location more central to its branches.

               Federal deposit insurance premiums increased $454,000, or 48%, in the first nine months of 1994 to $1,398,000. This increase was primarily due to a higher levels of deposits. Intangibles amortization increased $455,000, or 60%, in the first nine months of 1994 to $1,215,000, principally as a result of intangibles relating to the acquisition of branches, credit card receivables and the mortgage company. For information regarding the review of the Company's intangible assets and the potential write-down of such assets, see the final 8 paragraphs of "Growth Strategy and Acquisitions" above.

               Service charges for processing credit cards increased $401,000 in the first nine months of 1994, principally as a result of credit card solicitations by the Company and the purchase of approximately $16.3 million in credit card receivables in June 1993 and November 1993. Advertising and public relations expenses increased $328,000, or 97%, due to the Company's statewide expansion, advertising campaigns in key markets and special deposit promotions. The increase in the remaining sundry noninterest expense was primarily attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest sundry noninterest expenses were stationery, supplies and printing, telephone, postage, and professional fees.


          BALANCE SHEET REVIEW

          Loans

               The Company's loan portfolio consists principally of one-to-four family residential mortgage loans, commercial mortgage loans and other commercial and consumer loans. A substantial portion of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any concentrations of credit risk exceeding 10% of the portfolio. At September 30, 1994, the Company had total loans outstanding of $816,341,000 which equaled approximately 87% of the Company's total deposits and approximately 76% of the Company's total assets. The composition of the Company's loan portfolio at September 30, 1994 was as follows: commercial 45%, residential mortgage 26%, consumer 12%, credit card 12% and construction 5%.

               The Company's loans increased $279,451,000, or 52%, to $816,341,000 at September 30, 1994 from $536,890,000 at
          September 30, 1993. Of this increase, $48,666,000 resulted from loans acquired in branch acquisitions and credit card purchases. The balance was internal loan growth. This increase was net of $79,263,000 of mortgage loans sold, which were predominantly current production, fixed rate mortgage loans. During 1994, the Bank began a mail campaign to solicit new credit card customers. These solicitations resulted in approximately $46 million in new credit card balances, which doubled the size of the Company's credit card portfolio.

               As noted above, the Company has experienced significant growth in its commercial, multi-family mortgage and commercial mortgage loans over the past several years. Furthermore, these loans constitute approximately 45% of the Company's total loans at September 30, 1994. These loans generally range in size from $250,000 to $500,000 and are typically made to small to medium-sized, owner-operated companies. There are certain risks inherent in making all loans, including risks resulting from uncertainties as to the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. However, commercial, multi-family mortgage and commercial mortgage loans are generally more risky than one-to-four family or consumer loans because they are unique in character, are generally larger in amount and are dependent upon the business' generating cash to service the loan.

               For the first nine months of 1994, the Company's loans averaged $683,421,000 with a yield of 8.81%, compared with $467,282,000 and a yield of 8.64% for the same period of 1993. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The slight decline in loan yield was more than offset by the downward repricing of deposits which resulted in a higher net interest margin.

          Securities

               Debt securities held as assets are classified as investment securities, securities available for sale or trading securities. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards 115, "Accounting for Certain
          Investments  in   Debt  and  Equity   Securities."     Securities
          classified as investments are carried  at cost, adjusted for  the
          amortization of  premiums and  the  accretion of  discounts.   In
          order to qualify as an investment asset, the Company must have the ability and a positive intention to hold them to maturity. Securities available for sale are carried at market value with unrealized gains or losses reported in stockholders' equity. These securities may be disposed of if management believes that the sale would provide the Company and its subsidiaries with increased liquidity or, based upon prevailing or projected economic conditions, that such sales would be a safe and sound banking practice and in the best interest of the stockholders. Trading securities are carried at market value with adjustments for unrealized gains or losses reported in noninterest income. The Company's policy is to acquire trading securities only to facilitate their sale to customers.

               The Company's subsidiaries are generally limited to investments in (i) United States Treasury securities or United States Government guaranteed securities, (ii) securities of United States Government agencies, (iii ) mortgage-backed securities, (iv) general obligation municipal bonds and revenue bonds which are investment grade rated and meet certain other standards, and (v) money market instruments which are investment grade rated and meet certain other standards.

               During the first quarter of 1993, the Company received approval to establish dealer bank operations to sell United States Treasury, Federal agency and municipal bonds to individuals, corporations and municipalities through its investments division. Income from the Company's dealer activity is not material.

               At September 30, 1994, the Company's total investment portfolio had a book value of $117,466,000 and a market value of $114,293,000 for an unrealized loss of $3,173,000. The investment portfolio has a weighted average duration of approximately 2.14 years. Securities (i.e., investment securities, securities available for sale and trading securities) averaged $131,442,000 in the first nine months of 1994, 1% above the 1993 average of $130,025,000. The average portfolio yield declined from 5.13% for the first nine months of 1993 to 4.81% for the first nine months of 1994. The portfolio yield declined due to a declining interest rate environment in 1993 when the Company increased the size of its investment portfolio.

               At September 30, 1994, securities totaled $116,538,000, down $23,200,000 from the $139,738,000 invested as of the third quarter end 1993. This decrease in quarter-end investments resulted from the deployment of the excess funds acquired in the acquisition of the 12 Republic branches into loans during 1993.

               To date, the Company and its subsidiaries have not engaged in any derivative products or any structured notes.


          Other Assets

               At September 30, 1994, other assets included other real estate owned of $600,000 and intangible assets of $26,654,000. The intangible assets balance is attributable to goodwill of $6,795,000, core deposit balance premiums of $9,496,000, excess and
          purchased  mortgage  servicing  rights  of  $9,211,000   and
          purchased credit card premiums of $1,152,000.

               For information regarding the review of the Company's intangibles assets and the potential write-down of such assets, see the final 8 paragraphs of "Growth Strategy and Acquisitions" above.

          Deposits

               The Banks' primary source of funds for loans and investments is its deposits which are gathered through the Bank's and the Savings Bank's branch networks. Competition for deposit accounts is primarily based on the interest rates paid thereon and the convenience of and the services offered by the branch locations. The Company's pricing policy with respect to deposits takes into account the liquidity needs of the Company, the direction and levels of interest rates, and local market conditions. The Company does not believe that any of its deposits qualify as brokered deposits. It is the Company's policy not to accept brokered deposits.

               During  the  first  nine months  of  1994,  interest-bearing liabilities averaged $765,060,000, compared with $543,274,000 for the comparable period of 1993. This increase resulted principally from branch acquisitions. The average interest rates were 3.64% and 3.86% for the first nine months of 1994 and 1993, respectively. At September 30, 1994, interest-bearing deposits comprised approximately 88% of total deposits and 96% of interest-bearing liabilities.

               The Company uses its  deposit base as its primary  source of funds. Deposits grew 30% to $940,275,000 at September 30, 1994 from $724,585,000 at September 30, 1993. Of the $215,690,000 increase in deposits, approximately $179,564,000 resulted from the acquisition of branches. Internal growth generated the remaining new deposits. During the first nine months of 1994, total deposits averaged $814,394,000 with a rate of 3.42%, compared with $596,018,000 with a rate of 3.44% in 1993. As the level of interest rates continued to fall in 1993, the Company was able to reprice deposits to more than recover declines in the yields on earning assets. During the first half of 1994, which was a period of rising interest rates, the Company generally kept deposit interest rates unchanged. Beginning with the third quarter of 1994, however, the Company raised deposit interest rates, causing the Company's interest rate paid on deposits to rise. In 1994, the Company has also maintained a higher level of noninterest-bearing deposits, reducing the interest rate paid on deposits.

               The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking
          accounts.   Although  such core  deposits are  becoming
          increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 86% for the first nine months of 1994. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.

               Generally, certificates of deposits greater than $100,000 have a higher degree of interest rate sensitivity than other certificates of deposit. The percentage of Company deposits represented by certificates of deposit greater than $100,000 is higher than the percentage of such deposits held by the Company's peers. However, the Company does not believe that this higher-than-peer percentage of certificates of deposits greater than $100,000 will have a material adverse effect on the Company because such certificates are principally held by long-term customers located in the Company's market areas.

               As a result of the acquisition of deposits from the purchased branches, increased commercial business and changes in economic conditions, the deposit mix adjusted favorably. Average noninterest-bearing deposits, which increased 67% during the year, increased to 10.8% of average total deposits for the first nine months of 1994 from 8.85% of average total deposits for the first nine months of 1993. In addition, the relative level of time deposits declined as customers, reluctant to lock in deposits at the current low interest rates, switched to savings or money market accounts.

          Capital Resources and Dividends

               The Company's capital needs have been met principally through public offerings of common and preferred stock and through the retention of earnings. In addition, the Company issued both common and preferred stock in connection with the acquisitions of the Savings Bank and the Mortgage Company.

               The  Company's  initial  public   offering  in  1986  raised
          $15,316,000 in common equity and, to date, represents the largest amount of initial equity raised in connection with the startup of a financial institution in South Carolina. Other public offerings of capital stock include the offering of the 8.32% Cumulative Convertible Preferred Stock ("Series 1992 Preferred Stock") in May 1992, which raised $10,319,000, the offering of the 7.50% Noncumulative Convertible Preferred Stock Series ("Series 1993 Preferred Stock") in March 1993, which raised $14,462,000, and the offering of the Series 1994 Preferred Stock in April 1994, which raised $21,442,000. In December 1993, the Company redeemed the

          Series 1992 Preferred Stock. In connection with such redemption, substantially all of the outstanding shares of Series 1992 Preferred Stock were converted into 1,089,674 shares of Common Stock.

               On September 30, 1993, the Company completed the acquisition of all of the outstanding stock of First Sun in exchange for 60,000 shares of Series 1993B Preferred Stock which added $1,200,000 in equity. There is currently no market for the
          Series 1993B Preferred Stock, and it is not expected that any market for such stock will develop.

                The Company completed the offering of its Series 1994 Preferred Stock on April 15, 1994. In connection with this offering, the Company raised approximately $21,442,000 after deduction of the related expenses. In the offering, the Company issued 920,000 shares of its Series 1994 Preferred Stock. Each share of Series 1993 Preferred Stock provides for cash dividends, when, as, and if declared by the Board of Directors, at the annual rate of $1.83 per share. Dividends on the Series 1994 Preferred Stock are not cumulative. A Series 1994 Preferred Stock share may be converted at the option of the holder into
          1.7931 shares of common stock. The conversion ratio has been restated to reflect the 5% common stock dividend. In addition, and upon compliance with certain conditions, the Company may redeem the Series 1994 Preferred Stock at the redemption prices set forth in the Company's Articles of Amendment related to the Series 1994 Preferred Stock.

               Total stockholders' equity increased $24,155,000, or 38%, to $87,024,000 at September 30, 1994 from $62,869,000 at September
          30, 1993. This change primarily reflects the capital raised in connection with the Series 1994 Preferred Stock offering discussed above, which was issued on April 15, 1994, and the retention of earnings.

               Book value  per share increased  to $10.45 at  September 30,
          1994 from $10.17 at September 30, 1993. Tangible book value per share at September 30, 1994 was $6.85, up from $6.39 at September 30, 1993. Tangible book value is significantly below the Company's book value as a result of the purchase premiums associated with branch acquisitions and the purchase of the Mortgage Company.

               Risk-based capital guidelines for financial institutions adopted by the regulatory authorities went into effect after December 31, 1990. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), signed into law on December 19, 1991, provides authority for special assessments against insured deposits and for development of a general risk-based deposit insurance assessment system, which the Federal Deposit Insurance Corporation ("FDIC") implemented on a transitional basis effective January 1, 1993.

               Effective January 1, 1993, the FDIC replaced the uniform insurance assessment rate with a transitional risk-based assessment schedule (which is required by FDICIA to be fully effective by January 1994), having assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid is based on the institution's assessment risk classification, which will be determined based on (i) whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement prompt corrective action provisions of FDICIA, and (ii) whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

               At September 30, 1994, the Company and its subsidiaries were in compliance with each of the applicable regulatory capital requirements. In addition, the Company, Bank and the Savings Bank exceeded the "adequately capitalized" regulatory guidelines. The risk-based insurance assessments for the Bank and Savings Bank have been set at 0.26% and 0.23%, respectively, of the average assessment basis. The following table sets forth various capital ratios for the Company and its subsidiaries.


          Capital Ratios
                                   Requirement as of 9/30/94       Actual
                                      Well        Adequately        as of
                                   Capitalized   Capitalized       9/30/94
          Company:
               Total Risk-based         10.0%         8.0%            9.47%
               Tier 1 Risk-based         6.0          4.0             8.84
               Leverage Ratio            5.0          4.0             6.73

          Carolina First Bank:
               Total Risk-based         10.0          8.0             8.48
               Tier 1 Risk-based         6.0          4.0             7.91
               Leverage Ratio            5.0          4.0             6.36

          Carolina First Savings Bank:
               Total Risk-based         10.0          8.0             8.99
               Tier 1 Risk-based         6.0          4.0             8.16
               Leverage Ratio            5.0          4.0             5.25

               The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay.

               During each of the last six years, the Company issued 5% common stock dividends to common stockholders. The Company has paid all scheduled cash dividends on the Series 1993 Preferred

          Stock, the Series 1993B Preferred Stock and the Series 1994 Preferred Stock since their respective issuances.

               In November 1993, the Board of Directors initiated a regular quarterly cash dividend of $0.05 per share payable on the common stock, the first of which was paid on February 1, 1994. Cash dividends of $0.05 have been paid on a quarterly basis since the initiation of the cash dividend. The Company presently intends to continue to pay this quarterly cash dividend on the common stock; however, future dividends will depend upon the Company's financial performance and capital requirements.


          LIQUIDITY AND INTEREST RATE SENSITIVITY

               Asset/liability  management  is  the process  by  which  the
          Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves meeting the cash flow requirements of the Company. These cash flow requirements primarily involve withdrawals of deposits, extensions of credit, payment of operating expenses and repayment of purchased funds. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sales of debt securities, temporary investments and earnings. Temporary investments averaged 2.20% and 3.16% of earning assets in the first half of 1994 and 1993, respectively. Management believes that the Company maintains an adequate level of liquidity by retaining liquid assets and other assets that can easily be converted into cash, and by maintaining access to alternate sources of funds, including federal funds purchased from correspondent banks and borrowings from the Federal Home Loan Bank.

               The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. FDIC examiners suggest that a commercial bank maintain a liquidity ratio of between 20% and 25%. At September 30, 1994, Carolina First Bank's liquidity ratio was approximately 13%, a level below FDIC guidelines. At September 30, 1994, the Bank and Savings Bank had unused short-term lines of credit with correspondent banks of $26 million. All of the lenders have reserved the right to withdraw these lines of credit at their option. In addition, the Company, through its subsidiaries, has access to borrowings from the Federal Home Loan Bank. At September 30, 1994, unused borrowing capacity from the Federal Home Loan Bank totaled $47 million. The Company believes that these sources are adequate to meet its liquidity needs.

               To provide additional liquidity,  the Company is considering the sale or securitization of a significant portion of its credit card loans, which, at September 30, 1994, totaled approximately
          $97 million.   The sale  or securitization of  credit card  loans
          would  provide   the  Company  with  funds   to  make  additional
          commercial and consumer loans  in its market areas.   The Company
          has  experienced steady loan demand in its market areas and wants to be able to meet this demand without impairing its liquidity, which is currently below FDIC guidelines. Selling or securitizing the majority of its credit card receivables, which are largely outside of the Company's market area, would provide funds for this in-market
          lending  activity  and  improve  the Company's  liquidity.    The
          Company expects to complete the sale or securitization of credit card receivables during the remainder of 1994. However, the Company can give no assurance that such a sale will, in fact, occur. See the final 8 paragraphs of "Growth Strategy and Acquisitions" above.

               As reported in the Consolidated Statements of Cash Flows, increases in deposits, borrowed funds, investments and equity provided cash in the first nine months of 1994 of $172,250,000, $13,933,000, $43,278,000 and $21,794,000, respectively. The
          Company used this cash to increase loans by $216,571,000, capital expenditures by $9,298,000, cash balances by $16,124,000, operating activities by $7,283,000 and dividends by $1,979,000.

               The Bank is building a branch office in Lexington, which is currently open in temporary offices, at an estimated cost of approximately $1.4 million. The Lexington branch is expected to be completed in the fourth quarter of 1994.

               The Company plans to meet its future cash needs through the proceeds of stock offerings, liquidation of temporary investments, maturities or sales of loans and investment securities and generation of deposits. By increasing the rates paid on deposits, the Company would be able to raise deposits.

               The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. The objective of interest sensitivity management is to maintain reasonably stable growth in net interest income despite changes in market interest rates by maintaining the proper mix of interest sensitive assets and liabilities. Management seeks to maintain a general equilibrium between interest sensitive assets and liabilities in order to insulate net interest income from significant adverse changes in market rates.

               The  Company's Asset/Liability  Management Committee  uses a variety of tools to analyze the Company's interest sensitivity. A "static gap" presentation reflects the difference between total interest- sensitive assets and liabilities within certain time periods. While the static gap is a widely-used measure of interest sensitivity, it is not, in management's opinion, a true indicator of the Company's sensitivity position. It presents a static view
          of   the  timing   of  maturities   and  repricing
          opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of savings and core time deposits may contractually change within a relatively short time frame, but those rates are significantly less interest-sensitive than market based rates such as those paid on non-core deposits. Accordingly, a liability sensitive gap position is not as indicative of the Company's true interest sensitivity as would be the case for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income would also be impacted by other significant factors in a given interest rate environment, including the spread between the prime rate and the incremental borrowing cost and the volume and mix of earning asset growth. Accordingly, the Company uses an asset/liability simulation model which quantifies balance sheet and earnings variations under different interest rate environments to measure and manage interest rate risk.

          ASSET QUALITY

               Prudent risk management involves assessing risk and managing it effectively. Certain credit risks are inherent in making loans, particularly commercial, real estate and consumer loans. The Company attempts to manage credit risks by adhering to internal credit policies and procedures. These policies and procedures include a multi-layered loan approval process, officer and customer limits, periodic documentation examination and follow-up procedures for any exceptions to credit policies. Loans are assigned a grade and those that are determined to involve more than normal credit risk are placed in a special review status. Loans that are placed in special review status are required to have a plan under which they will be either repaid or restructured in a way that reduces credit risk. Loans in this special review status are reviewed monthly by the loan committee of the Board of Directors.

               As demonstrated by the following key analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs totaled $517,000 in the first nine months of 1994 and $997,000 in the first nine months of 1993, or 0.10% and 0.28%, respectively, as a percentage of average loans. Non-performing assets as a percentage of loans and other real estate owned were 0.12% and 0.48% as of September 30, 1994 and 1993, respectively.

          INDUSTRY DEVELOPMENTS

               Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations. See "Capital Resources and Dividends."

                                       PART II

          ITEM 1    LEGAL PROCEEDINGS

                    On October 31, 1994, JW Charles Clearing Corp. filed a lawsuit against the Bank in the Court of Common Pleas in Lexington County, South Carolina. Such action, in general, claims that the Bank improperly paid approximately $600,000 in checks to Harold McCarley and/or McCarley and Associates, Inc. The complaint seeks actual and punitive damages in an amount to be determined by a jury, plus interest on the damages and other costs. Unless an extension is received, the Bank must answer the complaint on or before December 1, 1994. The Bank intends to answer and vigorously defend such complaint. The Bank believes that there are valid defenses available to it. In connection with the litigation, the Bank also expects to make a claim under insurance policies for any losses it may suffer which, if determined to cover the loss, could pay for substantially all of the actual damages, if any, determined to be appropriate by a jury. However, no assurance can be given at this time regarding whether it will be determined that any losses suffered in this litigation will be covered by the insurance policy. Furthermore, the Company is not in a position at this time to assess the likely outcome of the litigation or any damages for which it may become liable.

          ITEM 2    CHANGE IN SECURITIES

                    On July 1, 1994, the Company filed Articles of Correction with the South Carolina Secretary of State. Such Articles of Correction corrected a typographical error which erroneously listed the premium on the Company's Noncumulative Convertible Preferred Stock Series 1993 as 8% over $25 on July 1, 1993 instead of 7% as referenced in all public offering documents used in connection with the sale of the Noncumulative Convertible Preferred Stock Series 1993. See Prospectus of Carolina First Corporation dated February 26, 1993 filed with the Securities and Exchange Commission.

                                       Part II
                                     (continued)

          ITEM 3    DEFAULTS UPON SENIOR SECURITIES

                    None.


          ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                    None.


          ITEM 5    OTHER INFORMATION

                    Proposed Merger

                    On October 13, 1994, the Company signed a definitive agreement with Aiken County National Bank ("Aiken County National") for the merger of Aiken County National into Carolina First Bank. The Company will acquire all the outstanding common shares of Aiken County National in exchange for approximately 453,000 shares of the Company's common stock (assuming no dissenter's rights are exercised). Aiken County National has assets of approximately $42 million, loans of $30 million and deposits of $38 million. This transaction, which is subject to regulatory and Aiken County National shareholder approval, is expected to be completed in the first quarter of 1995.

                    On November 14, 1994, the Company signed a definitive agreement with Midlands National Bank ("Midlands") for the merger of Midlands into Carolina First Bank. The Company will acquire all the outstanding common shares of Midlands in exchange for approximately 584,000 shares of the Company's common stock (assuming no dissenter's rights are exercised). Midlands has assets of approximately $43 million, loans of $28 million and deposits of $39 million. This transaction, which is subject to regulatory and Midlands shareholder approval, is expected to be completed in the first quarter of 1995.

                                       PART II
                                     (continued)

          ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

               2.1 Reorganization Agreement By and Between Carolina First Corporation, Carolina First Bank, and Aiken County National Bank

               2.2 Reorganization Agreement By and Between Carolina First Corporation, Carolina First Bank, and Midlands National Bank

               4.1 Articles of Correction filed with the Secretary of State on July 1, 1994

              10.1 All material contracts in the December 31, 1993 Form 10-K, March 31, 1994 Form 10-Q and June 30, 1994 Form 10-Q plus the following:

              10.2  Agreement Between Carolina  First Corporation,  Richard
                    E. Greer, William Graham and Telepay, Inc.

              11.1  Computation of  Primary and Fully Diluted  Earnings Per
                    Share

              27.1  Financial Data Schedule

            (b)  Reports on Form 8-K:  None.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Carolina First Corporation



                                             /S/ William S. Hummers, III
                                             William S. Hummers, III
                                             Executive Vice President,
                                             Secretary
                                             (Principal Financial and
                                              Accounting Officer)

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Carolina First Corporation





                                             William S. Hummers, III
                                             Executive Vice President,
                                             Secretary
                                             (Principal Financial and
                                              Accounting Officer)