Form 10-K
CAROLINA FIRST CORP
filed 1995-03-30
CIK 797871

                              United States
                   Securities and Exchange Commission
                          Washington, D.C. 20549

                               Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM to

Commission file number 0-15083

                     CAROLINA FIRST CORPORATION
           (Exact name of registrant as specified in its charter)
       South Carolina                         57-0824914
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)


102 South Main Street, Greenville, South Carolina               29601
(Address of principal executive offices)                     ( Zip Code)
Registrant's telephone number, including area code (803) 255-7900

Securities registered pursuant to Section 12(b) of the Act:
                  None                              None
            (Title  of Class)       (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value; 7.50% Noncumulative Convertible Preferred Stock Series 1993; 7.32% Noncumulative Convertible
Preferred Stock Series 1994
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  Registrant  was  required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.         Yes     X        No

Indicate  by  check  mark  if  disclosure  of  delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), computed by reference to the closing price of such stock, as of March 1, 1995 was $98,199,000.

The number of shares outstanding of the Registrant's common stock, $1.00 Par Value was 4,616,705 at March 24, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE
Incorporated Document                                    Location in Form 10-K
Portions of 1994 Annual Report to Shareholders           Part II; IV
Portions of Proxy Statement dated March 8, 1995          Part III

                                 PART I

         ITEM 1 - BUSINESS


         The Company

              Carolina First Corporation (the "Company") is a bank holding company headquartered in Greenville, South Carolina. At December 31, 1994, it operated through three subsidiaries: Carolina First Bank , a state-chartered bank headquartered in Greenville, South Carolina (the"Bank"); Carolina First Savings Bank, F.S.B., a federally-chartered savings bank headquartered in Georgetown, South Carolina (the"Savings Bank"); and Carolina First Mortgage Company, a South Carolina corporation headquartered in Columbia, South Carolina (the "Mortgage Company"). On February 3, 1995, the Company completed the merger of the Savings Bank into the Bank. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. The Company, which commenced banking operations in December 1986, currently conducts business through 46 locations in South Carolina. At December 31, 1994, the Company had approximately $1.1 billion in assets, $865.9 million in loans, $925.4 million in deposits and $79.0 million in shareholders' equity.

              The Company was formed principally in response to perceived opportunities resulting from the takeovers of several South Carolina-based banks by large southeastern regional bank holding companies. A significant number of the Company's executive officers and management personnel were previously employed by certain of the larger South Carolina-based banks that were
         acquired   by   these   southeastern   regional   institutions.
         Consequently,   these  officers  and  management  personnel  have
         significant customer relationships and commercial banking experience that have contributed to the Company's loan and deposit growth. The Company targets individuals and small- to medium-sized businesses in South Carolina that require a full range of quality banking services.

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

              The Company began its operations with the de novo opening of the Bank in Greenville and has pursued a strategy of growth through internal expansion and through the acquisition of branch locations and financial institutions in selected market areas. Its more significant acquisitions include the acquisition in August 1990 of First Federal Savings and Loan Association of Georgetown (subsequently renamed Carolina First Savings Bank) and the acquisition in March 1993 of 12 branch locations of Republic National Bank. Approximately half of the Company's total deposits have been generated through acquisitions.

         The Bank

              The Bank engages in a general banking business through 43 branches in 30 communities in 14 South Carolina counties. On
         February 3, 1995, the Savings Bank was merged into the Bank, increasing the number of Bank branch locations from 30 to 43. The Bank's primary focus is on commercial and consumer lending to customers in its market areas, with mortgage lending being of secondary emphasis. It also provides demand transaction accounts to businesses and individuals. Since the acquisition of the Mortgage Company in 1993, all of the Bank's mortgage origination activities have been performed by the Mortgage Company.

              The Bank provides a full range of commercial and consumer banking services, including short and medium-term loans, mortgage loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing, real estate lending,
         safe    deposit  services,  savings  accounts,  interest-  and
         noninterest-bearing checking accounts and installment and other personal loans. The Bank also provides trust services and various cash management programs.


         The Mortgage Company

              On September 30, 1993, the Company acquired First Sun Mortgage Corporation (subsequently renamed Carolina First Mortgage Company). The Mortgage Company is engaged primarily in originating, underwriting and servicing one-to-four family residential mortgage loans.

         The Mortgage Company's mortgage loan origination operation is conducted principally through eight offices in South Carolina. Mortgage loan applications are forwarded to the Mortgage Company's headquarters in Columbia for processing in accordance with GNMA, FNMA and other applicable guidelines. Beginning in the third quarter of 1992, the Company expanded the activities of its mortgage loan operations and began self-funding the loans through the Savings Bank, now the Bank, prior to sale in the secondary market. With the acquisition of the Mortgage Company, substantially all of the Bank's mortgage loan origination activity was transferred to the Mortgage Company. During 1994, 1,062 mortgage loans totaling $108 million were originated. The Company's intention is to sell all conforming fixed rate mortgage loans into the secondary market.

              The Mortgage Company's mortgage servicing operations consist of servicing loans that are owned by the Bank and subservicing loans, to which the right to service is owned by the Bank and other non-affiliated financial institutions. This servicing operation is conducted at its headquarters location in Columbia, South Carolina. At December 31, 1994, the Mortgage Company was servicing or subservicing approximately 10,351 loans having an aggregate principal balance of approximately $800 million. The servicing portfolio includes purchased mortgage servicing rights for approximately $675 million in mortgage loans; the related intangible asset for excess and purchased mortgage servicing rights totaled $8.7 million at December 31, 1994.

              As of March 31, 1995, the Company entered into an agreement with a non-affiliated company to sell the rights to service approximately $450 million (face value) of mortgage loans. This agreement is attached as an exhibit to this filing. This transaction will result in a gain of approximately $2 million and a reduction of the Company's purchased mortgage servicing rights by approximately $7 million. The Company will continue to subservice these loans until June 1995 and is actively pursuing a strategy to replace this servicing volume.

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

              The Company has grown through acquisitions. The following discussion highlights the Company's acquisition activity during 1994.

              On April 29, 1994, the Bank purchased the insured deposits of Citadel Federal from the Resolution Trust Corporation, as receiver for Citadel Federal. This acquisition resulted in the acquisition of one branch office in Charleston, South Carolina, with deposits of approximately $5.8 million, on which a premium of approximately $533,000 was paid.

              On May 2, 1994, the Company acquired six branches from Republic National Bank. The acquired branches are located in Columbia, Edgefield, Johnston, Bennettsville, Lake City and McColl. In addition, the Company acquired the deposits and select loans from Republic National Bank's main office branch in Columbia, which was not acquired. With this transaction, the Company acquired loans of approximately $37.5 million and deposits of approximately $135.3 million, on which a premium of approximately $5.4 million was paid.

              On October 13, 1994, the Bank entered into an agreement with Aiken County National Bank ("Aiken County National") for the merger of Aiken County National into the Bank. The Bank will acquire all the outstanding common shares of Aiken County National in exchange for approximately 453,000 shares of the Company's common stock. At year-end 1994, Aiken County National had assets of approximately $42 million, loans of $29 million and deposits of $38 million. The agreement requires that the merger be accounted for as a pooling of interests. Shareholder and regulatory approval have been received. The Company expects the acquisition to close in April 1995.

              On November 14, 1994, the Bank entered into an agreement with Midlands National Bank ("Midlands") for the merger of Midlands into the Bank. The Bank will acquire all the outstanding common shares of Midlands in exchange for approximately 584,000 shares of the Company's common stock. At year end 1994, Midlands had assets of $43 million, loans of $28 million and deposits of $39 million. The agreement requires that the merger be accounted for as a pooling of interests. The acquisition requires shareholder and regulatory approval and is expected to close in the second quarter of 1995. Regulatory approval has been received.


         Equity Offering and Dividends

              On April 15, 1994, the Company issued 920,000 shares of 7.32% Noncumulative Convertible Preferred Stock Series 1994 ("Series 1994 Preferred Stock"), which raised approximately $21.4 million in equity.

              In the first quarter of 1994, the Company instituted a quarterly cash dividend to common shareholders of $0.05 per share. As of the first quarter of 1995, the Board of Directors increased the quarterly cash dividend to $0.06 per share. On May 16, 1994, the Company issued a 5% common stock dividend to common shareholders of record as of April 29, 1994. This is the sixth consecutive year that Carolina First has issued a 5% common stock dividend.


         Restructuring Charges

              During  the  fourth quarter of 1994, the Company announced a restructuring that initiated a program of credit card securitization, wrote down related intangible assets and merged the Savings Bank into the Bank. One-time restructuring and nonrecurring charges related to this plan amounted to $12.2 million pre-tax ($9.4 million after-tax). Management expects the restructuring to increase future pre-tax income by approximately $2.8 million a year, through increased operational efficiency, lower amortization costs, and the reinvestment of the cash currently invested in the credit card portfolio.

              In connection with the program of credit card securitization, the Company recorded charges of $12.2 million pre-tax, primarily from the write down of intangible assets and charges associated with the origination of credit card accounts. On January 24, 1995, the Company completed the securitization of
         approximately  $100  million  in  credit  card  loans.    The
         securitization transferred the credit card receivables to a trust in return for a payment equal to the principal balance of the credit cards. The Company purchased a 30% interest in the trust, and the remainder was sold to an institutional investor. Through this securitization, the Company retains an interest in a portion of the earnings from the securitized loans and at the same time received initially approximately $70 million in additional funds to make loans in its banking markets.

              On February 3, 1995, the Company completed the merger of the
         Savings Bank into the Bank. Management believes that there will be significant economic and managerial benefits from this
         combination   including   the   elimination   of   duplicative
         administration, the consolidation of regulators, the reduction of regulatory burdens and increased management focus. As part of the merger, the Company incurred income taxes of approximately $1.0 million due to the different tax treatment accorded the allowance for loan losses at the Savings Bank.


         Competition

              Each of the Company's markets is a highly competitive banking market in which all of the largest banks in the state are represented. The competition among the various financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, the Company competes with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals. The Company believes it has competed effectively in this market segment by offering quality, personal service.

         Employees

              At  December  31,  1994, the Company employed a total of 499
         full-time  equivalent  employees.   The Company believes that its
         relations with its employees are good.


         Monetary Policy

              The earnings of bank holding companies are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System, in connection with its regulation of the money supply. Various methods employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.


         Supervision and Regulation

              General

              The  Company  and its subsidiaries are extensively regulated under federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by possible legislative and regulatory changes and by the monetary policies of the United States.

              The Company. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to regulation and supervision by the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of any bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits the Company from acquiring control of any bank operating outside the State of South Carolina (until September 29, 1995) unless such action is specifically authorized by the statutes of the state where the bank to be acquired is located. See " -- Supervision and Regulation -- Interstate Banking."

              Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such nonbanking-related entities.

              Further, the Federal Deposit Insurance Act, as amended ("FDIA"), authorizes the merger or consolidation of any Bank
         Insurance  Fund  ("BIF")  member  with  any  Savings  Association
         Insurance Fund ("SAIF") member, the assumption of any liability by any BIF member to pay any deposits of any SAIF member or vice versa, or the transfer of any assets of any BIF member to any SAIF member in consideration for the assumption of liabilities of such BIF member or vice versa, provided that certain conditions are met and, in the case of any acquiring, assuming or resulting depository institution which is a BIF member, that such institution continues to make payment of SAIF assessments on the portion of liabilities attributable to any acquired, assumed or merged SAIF-insured institution (or, in the case of any acquiring, assuming or resulting depository institution which is a SAIF member, that such institution continues to make payment of BIF assessments on the portion of liabilities attributable to any acquired, assumed or merged BIF-insured institution).

              There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of defaulting or in default under its obligations to repay deposits. For example, under current federal law, to reduce the likelihood of receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

              In addition, the "cross-guarantee" provisions of the FDIA require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the SAIF or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF, or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

              The Company is subject to the obligations and restrictions described above. However, management currently does not expect that any of these provisions will have any material impact on its operations.

              As a bank holding company registered under the South Carolina Bank Holding Company Act, the Company also is subject to regulation by the State Board. Consequently, the Company must receive the approval of the State Board prior to engaging in the acquisitions of banking or nonbanking institutions or assets. The Company must also file with the State Board periodic reports with respect to its financial condition and operations, management, and intercompany relationships between the Company and its subsidiaries.

              The Bank. The Bank is an FDIC-insured, South Carolina-chartered banking corporation and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board and the FDIC. These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The FDIC has broad authority to prohibit the Bank from engaging in what it determines to be unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings. The Bank also is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit and fair credit reporting laws. The Bank is not a member of the Federal Reserve System.

              Dividends. The holders of the Company's common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. The holders of the Company's outstanding series of preferred stock are also entitled to receive dividends when, as and if declared by the Board of Directors in their discretion out of funds legally available therefor and as set forth in the Company's Articles of Incorporation. The Company is a legal entity separate and distinct from its subsidiaries and depends for its revenues on the payment of dividends from its subsidiaries. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations. In addition, as a South Carolina-chartered bank, the Bank is subject to legal limitations on the amount of dividends it is permitted to pay. In particular, the Bank must receive the approval of the South Carolina Commissioner of Banking prior to paying dividends to the Company.


         Capital Adequacy

              The Company. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common stockholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 1994, the Company was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

              The Bank. As a state-chartered, FDIC-insured institution which is not a member of the Federal Reserve System, the Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum ratio of 100 to 200 basis points above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. As of December 31, 1994, the Bank was in compliance with both the Tier 1 risk-based capital guidelines and the minimum leverage capital ratio, but the total risk-based capital ratio was 6.70%, which was below the minimum level of 8.00%. In February 1995, after becoming aware of the capital deficiency, the Bank took corrective actions and exceeded the adequately capitalized standards as of the end of February. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."


         Insurance

              As an FDIC-insured institution, the Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury (the "Treasury Department").

              Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA (see "--Supervision and Regulation--Other Safety and
         S o u ndness Regulations"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The current risk-based assessment schedule is being reviewed and may be revised downward during 1995, but no final decisions have be reached. The Bank's risk-based insurance assessment currently is set at 0.26% of its average assessment base.

              In connection with the merger of the Savings Bank into the Bank and the Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, approximately 28% of the Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by SAIF-insured institutions must be the greater of 0.15% of the institution's average assessment base (as defined) or such rate as the FDIC, in its sole discretion, determines to be appropriate to be able to increase (or maintain) the SAIF reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) within a reasonable period of time. From January 1, 1994 through December 31, 1997, the assessment rate must not be less than 0.18% of the institution's average base assessment. In each case, the assessment rate may be higher if the FDIC, in its sole discretion, determines a higher rate to be appropriate. In addition, the FDIC has adopted for SAIF assessments the risk-based assessment schedule described above. The Bank's risk-based insurance assessment on its SAIF-insured deposits has been set at 0.23% of its average assessment base.


         Community Reinvestment Act

              The Bank is subject to the requirements of the Community Reinvestment Act ("CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank received an "outstanding" rating in its most recent evaluation.

              As  a  result  of  a  Presidential  initiative,  each of the federal banking agencies has issued a notice of proposed rulemaking that would replace the current CRA assessment system with a new evaluation system that would rate institutions based on their actual performance (rather than efforts) in meeting community credit needs. Under the proposal, each institution would be evaluated based on the degree to which it is providing loans (the lending test), branches and other services (the service test) and investments to low- and moderate-income areas (the investment test). Under the lending test, as proposed, an institution would be evaluated on the basis of its market share of reportable loans in low- and moderate-income areas in comparison to other lenders subject to CRA in its service area, and in comparison with the institution's market share of reportable loans in other service areas. An institution would be evaluated under the investment test based on the amount of investments made that have had a demonstrable impact on low- and moderate-income areas or persons as compared to its risk-based capital. The service test would evaluate a retail institution primarily based on the percentage of its branches located in, or that are readily accessible to, low- and moderate-income areas. Each depository institution would have to report to its federal supervisory agency and make available to the public data on the geographic distribution of its loan applications, denials, originations and purchases. Small institutions could elect to be evaluated under a streamlined method that would not require them to report this data. All institutions, however, would receive one of five ratings based on their performance: Outstanding, High Satisfactory, Low Satisfactory, Needs to Improve or Substantial Noncompliance. An institution that received a rating of Substantial Noncompliance would be subject to enforcement action. The Company currently is studying the proposal and determining whether the regulation, if adopted, would require changes to the Bank's CRA action plans.


         Transactions Between the Company, Its Subsidiaries and Affiliates

              The    Company's  subsidiaries  are  subject  to  certain
         restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extensions of credit also may apply. The Company's subsidiaries also are subject to certain lending limits and restrictions on overdrafts to such persons.

              Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its nonbank subsidiary, on investments in their securities and on the use of their securities as collateral for loans to any borrower. Such restrictions may limit the Company's ability to obtain funds from its bank subsidiary for its cash needs, including funds for acquisitions, interest and operating expenses. Certain of these restrictions are not applicable to transactions between a bank and a savings association owned by the same bank holding company, provided that every bank and savings association controlled by such bank holding company complies with all applicable capital requirements without relying on goodwill.

              In addition, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, a subsidiary may not generally require a customer to obtain other services from any other subsidiary or the Company, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.


         Interstate Banking

              In 1986, South Carolina adopted legislation which permitted banks and bank holding companies in certain southern states to acquire banks in South Carolina to the extent that such other states had reciprocal legislation which was applicable to South Carolina banks and bank holding companies. The legislation resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies.

              In July 1994, South Carolina enacted legislation which effectively provides that, after June 30, 1996, out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the South Carolina State Board of Financial Institutions and assuming compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the applications has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state. Although such legislation may increase takeover activity in South Carolina, the Company does not believe that such legislation will have a material impact on its competitive position. However, no assurance of such fact may be given.

              Congress recently enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which will increase the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Company and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The Company believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.

         ITEM 1 - STATISTICAL DISCLOSURE


         Comparative Average Balances -- Yields and Costs  . . . . . .  13

         Rate/Volume Variance Analysis . . . . . . . . . . . . . . . .  14

         Securities Held for Investment Composition  . . . . . . . . .  15

         Securities Available for Sale Composition . . . . . . . . . .  15

         Trading Account Composition . . . . . . . . . . . . . . . . .  15

         Securities  Held for Investment and Securities Available for Sale
         Maturity Schedule . . . . . . . . . . . . . . . . . . . . . .  16

         Loan Portfolio Composition  . . . . . . . . . . . . . . . . .  17

         Loan Maturity and Interest Sensitivity  . . . . . . . . . . .  17

         Nonperforming Assets  . . . . . . . . . . . . . . . . . . . .  18

         Summary of Loan Loss Experience . . . . . . . . . . . . . . .  18

         Composition of Allowance for Loan Losses  . . . . . . . . . .  19

         Types of Deposits . . . . . . . . . . . . . . . . . . . . . .  20

         Certificates of Deposit Greater than $100,000 . . . . . . . .  20

         Return on Equity and Assets . . . . . . . . . . . . . . . . .  21

         Short-Term Borrowings . . . . . . . . . . . . . . . . . . . .  22

         Interest Rate Sensitivity . . . . . . . . . . . . . . . . . .  23

         Noninterest Income  . . . . . . . . . . . . . . . . . . . . .  24

         Noninterest Expense . . . . . . . . . . . . . . . . . . . . .  24

                 Comparative Average Balances -- Yields and Costs
                           (dollars in thousands)

                                                            Years Ended December 31,
                                    1994                                1993                                  1992
                        Average/   Income/      Yield/     Average/    Income/        Yield/      Average/   Income/       Yield/
                        Balance    Expense       Rate      Balance     Expense         Rate       Balance    Expense        Rate
ASSETS
 Earning assets
  Loans (net of unearned
    income)(1)........$  723,477 $   65,302       9.03 % $  489,891 $     42,091         8.59 % $  372,737 $   34,316         9.21%
  Investment securities
    (taxable).........   111,335      4,936       4.43      118,140        5,677         4.81       52,467      3,096         5.90
  Investment securities
    (nontaxable)......    16,639      1,507 (2)   9.06        8,252          731 (2)     8.86        3,741        456 (2)    12.18
  Federal funds sold..     9,701        353       3.63       14,316          434         3.03       13,342        455         3.41
  Interest bearing
   deposits with
   others banks.......       476         20       4.25          250           15         5.89          250         11         4.28
      Total earning
        assets........   861,628     72,118       8.37 %    630,849       48,948         7.76 %    442,537     38,334         8.66%
  Non-earning
    assets............   108,401                             64,289                                 35,787
      Total assets....$  970,029                         $  695,138                             $  478,324

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing
     deposits
    Interest checking.$  $90,280 $    1,963       2.17 % $   57,174 $      1,272         2.22 % $   25,432 $      726         2.85%
    Savings...........    81,831      2,454       3.00       55,114        1,674         3.04       18,857        770         4.08
    Money market......   147,049      4,584       3.12      125,903        3,667         2.91      115,993      4,525         3.90
    Certificates of
       deposit........   392,832     17,238       4.39      290,823       13,020         4.48      216,377     12,366         5.72
    Other.............    40,324      1,967       4.88       30,362        1,569         5.17       26,654      1,731         6.49
      Total interest-
       bearing deposits  752,315     28,206       3.75 %    559,376       21,202         3.79 %    403,313     20,117         4.99%
   Short-term
     borrowings.......    41,362      1,638       3.96       14,023          427         3.05        2,290        128         5.55
   Long-term
     borrowings.......     1,264        120       9.50        1,318          120         9.10        1,374        110         8.00
    Total interest-
     bearing liabilities 794,941     29,964       3.77 %    574,717       21,749         3.78 %    406,977     20,355         5.00%
   Non-interest bearing
    liabilities
    Non-interest bearing
      deposits........    94,573                             56,405                                 27,922
    Other non-interest
      liabilities.....       800                              5,777                                  3,427
    Total liabilities..   890,314                            636,899                                438,325
 Stockholders' equity..    79,715                             58,239                                 39,999
  Total liabilities and
     stockholders'
     equity............$  970,029                         $  695,138                             $  478,324
 Net interest
  margin....                    $   42,154       4.89 %               $   27,199         4.31 %             $  17,979         4.06 %

(1)Includes nonaccruing loans.
(2)Fully tax-equivalent basis at a 35% tax rate.
Note: Average balances are derived from daily balances.

                            Rate/Volume Variance Analysis
                               (dollars in thousands)


                                         1994 Compared to 1993            1993 Compared to 1992
                                                      Amount     Amount                 Amount     Amount
                                                      Caused     Caused                 Caused     Caused
                                                        by         by                     by         by
                                           Total    Change in  Change in     Total    Change in  Change in
                                           Change     Volume      Rate       Change     Volume      Rate
Earning assets
   Loans, net of unearned income........$   23,211 $   20,987 $    2,224  $    7,774 $   10,193 $   (2,419)
   Securities, taxable..................      (741)      (316)      (425)      2,581      3,247       (666)
   Securities, nontaxable...............       777        760         17         275        435       (160)
   Federal funds sold...................       (82)      (209)       127         (21)        32        (53)
   Interest-bearing deposits with
      other banks.......................         5          8         (3)          4          0          4
             Total interest income......    23,170     21,230      1,940      10,613     13,907     (3,294)

Interest-bearing liabilities
   Interest-bearing deposits
      Interest checking.................       691        719        (28)        546        735       (189)
      Savings...........................       780        801        (21)        904      1,146       (242)
      Money market......................       917        646        271        (858)       361     (1,219)
      Certificates of deposit...........     4,218      4,470       (252)        654      3,692     (3,038)
      Other.............................       398        480        (82)       (162)       221       (383)
          Total interest-bearing deposit     7,004      7,116       (112)      1,084      6,155     (5,071)
Short-term borrowings...................     1,211      1,049        162         300        382        (82)
Long-term borrowings....................         0         (5)         5          10         (4)        14

             Total interest expense.....     8,215      8,160         55       1,394      6,533     (5,139)

                Net interest income.....$   14,955 $   13,070 $    1,885  $    9,219 $    7,374 $    1,845



Note: Changes which are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

              Securities Held for Investment Composition
                        (dollars in thousands)

                                                                       December 31,
                                                                           1994         1993         1992
U.S. Treasury securities..............................................$      5,989 $      3,995 $     ------
Obligations of U.S. Government agencies and corporations..............      40,185       31,432       ------
Obligations of states and political subdivisions......................      20,029       11,907        3,316
Other securities......................................................          53        2,271        1,203
                                                                      $     66,256 $     49,605 $      4,519



              Securities Available for Sale Composition
                        (dollars in thousands)

                                                                       December 31,
                                                                           1994         1993         1992
U.S. Treasury securities..............................................$     20,920 $     11,523 $     30,574
Obligations of U.S. Government agencies and corporations..............      26,779       51,357       38,311
Other securities......................................................       1,949        1,991        4,896
                                                                      $     49,648 $     64,871 $     73,781



                     Trading Account Composition
                        (dollars in thousands)

                                                                       December 31,
                                                                           1994         1993         1992
U.S. Treasury and Government agencies.................................$        178 $     ------ $     ------
State and political subdivisions......................................         977          250       ------
                                                                      $      1,155 $        250 $     ------

                   Securities Held for Investment and
            Securities Available for Sale Maturity Schedule
                        (dollars in thousands)

                         Held for Investment -- Book Value

                                         After One     After Five
                                            But           But
                             Within        Within        Within        After
                            One Year     Five Years    Ten Years     Ten Years       Total
U.S Treasury.............$          0 $       5,989 $           0 $           0 $       5,989
U.S. Government
   agencies and
   corporations..........           0        33,022             0         7,163        40,185
States and political
   subdivisions..........       1,396         5,709         9,498         3,426        20,029
Other securities.........           0             0            53             0            53
                         $      1,396 $      44,720 $       9,551 $      10,589 $      66,256


Weighted average yield

U.S Treasury.............        0.00 %        5.18 %        0.00 %        0.00 %        5.18 %
U.S. Government
   agencies and
   corporations..........        0.00          5.76          0.00          6.25          5.85
States and political
   subdivisions..........        4.69          4.19          4.68          5.14          4.62
Other securities.........        0.00          0.00          4.45          0.00          4.45
                                 4.69 %        5.48 %        4.68 %        5.89 %        5.41 %


                         Available for Sale -- Book Value

                                         After One     After Five
                                            But           But
                             Within        Within        Within        After
                            One Year     Five Years    Ten Years     Ten Years       Total

U.S Treasury.............$     17,534 $       3,959 $           0 $           0 $      21,493
U.S. Government
   agencies and
   corporations..........      24,411         3,001             0             0        27,412
States and political
   subdivisions..........           0             0             0             0             0
Other securities.........       1,999             0             0             0         1,999
                         $     43,944 $       6,960 $           0 $           0 $      50,904


Weighted average yield

U.S Treasury.............        4.17 %        5.42 %        0.00 %        0.00 %        4.40 %
U.S. Government
   agencies and
   corporations..........        4.30          4.71          0.00          0.00          4.34
States and political
   subdivisions..........        0.00          0.00          0.00          0.00          0.00
Other securities.........        3.89          0.00          0.00          0.00          3.89
                                 4.23 %        5.11 %        0.00 %        0.00 %        4.35 %


                         Loan Portfolio Composition
                           (dollars in thousands)

                                                   December 31,
                                                       1994         1993         1992         1991         1990
Commercial, financial and agricultural............$    164,190 $    122,753 $     97,748 $     81,526 $     58,287
Real Estate
      Construction................................      21,918       19,673       15,113       16,754       14,656
      Mortgage
        Residential...............................     198,590      148,888      115,813      118,591      118,219
        Commercial and multifamily (1)............     260,010      142,806       79,452       55,696       50,269
      Consumer....................................     150,339      125,559       85,573       69,900       36,475
      Loans held for sale.........................      71,695        7,700        6,801       ------       ------
         Total gross loans........................     866,742      567,379      400,500      342,467      277,906
      Unearned income.............................        (873)      (2,221)      (3,943)      (3,766)      (2,591)
         Total loans net of unearned income.....       865,869      565,158      396,557      338,701      275,315
       Allowance for loan losses..................      (5,267)      (5,688)      (4,263)      (3,727)      (2,403)
          Total net loans.........................$    860,602 $    559,470 $    392,294 $    334,974 $    272,912

(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.



      Loan Maturity and Interest Sensitivity
              (dollars in thousands)


                                                                  Over One
                                                                    But         Over
                                                     One Year    Less than       Five
                                                      or Less    Five Years     Years        Total
Commercial, financial, agricultural and
     commercial real estate.......................$    325,753 $     69,314 $     29,133 $    424,200
Real estate - construction........................      18,505        3,413     ------         21,918
Total of loans with:
     Predetermined interest rates.................      27,624       20,344       28,525       76,493
     Floating interest rates......................     317,311       52,314     ------        369,625

                        Nonperforming Assets
                       (dollars in thousands)

                                                 December 31,
                                     1994     1993     1992      1991     1990
Nonaccrual loans.................. $1,012    $  558   $  519    $  843   $1,202
Restructured loans................    675       --       353        --      --
   Total nonperforming loans......  1,687       558      872       843    1,202
Other real estate owned...........    517     1,021    1,074       695      699
   Total nonperforming assets..... $2,204    $1,579   $1,946    $1,538   $1,901
Loans past due 90 days still
 accruing interest................ $1,285    $2,060   $2,121    $1,489   $  424
Total nonperforming assets as a
 percentage of loans and other real
 estate owned.....................   0.25%     0.28%    0.49%     0.45%    0.69%
Allowance for loan losses as a
 percentage of nonperforming loans..  312%    1,019%     489%      442%     200%

                     Summary of Loan Loss Experience
                         (dollars in thousands)


                                                                                December 31,
                                                       1994          1993          1992          1991          1990
Loan loss reserve at beginning of period..........$      5,688 $       4,263 $       3,727 $       2,402 $       2,041
Valuation allowance for loans acquired............       1,078         1,811           255           450        ------
Charge-offs:
    Commercial, financial and agricultural........         246           298           985           302           273
     Real estate - construction...................      ------        ------        ------        ------        ------
     Real estate - mortgage.......................         168           179            59            57            12
     Consumer.....................................         526           357           183           216           176
     Credit cards.................................       1,622           487        ------        ------        ------
             Total loans charged-off..............       2,562         1,321         1,227           575           461

Recoveries:
     Commercial, financial and agricultural.......          59            12            14        ------             2
      Real estate - construction..................      ------        ------             1        ------        ------
      Real estate - mortgage......................      ------        ------            18        ------        ------
      Consumer....................................          54            14            22            27            30
      Credit cards................................      ------        ------        ------        ------        ------
              Total loans recovered...............         113            26            55            27            32
Net charge-offs...................................       2,449         1,295         1,172           548           429
      Provision changed to expense.................        950           909         1,453         1,423           790
Loan loss reserve at end of period................$      5,267 $       5,688 $       4,263 $       3,727 $       2,402

Average loans.....................................$    723,477 $     489,891 $     372,737 $     302,976 $     251,961
Total loans, net of unearned income (period end)..     865,869       565,158       396,557       338,701       275,315
Net charge-offs as a percentage of average loans..        0.34 %        0.26 %        0.31 %        0.18 %        0.17 %
Allowance for loan losses as a percentage of loans        0.61          1.01          1.08          1.10          0.87

                  Composition of Allowance for Loan Losses
                            (dollars in thousands)

Allowance Breakdown
                                                               December 31,
                                           1994       1993          1992          1991          1990
Commercial, financial and
     agricultural..................$      1,500 $       1,570 $       1,500 $       1,000 $        750
Real Estate
     Construction................           100           100           300           200           147
     Mortgage:
       Residential...............           100           100           250           100            60
       Commercial and
          Multifamily............           450           400           987         1,309           809
Consumer.................                 2,592         3,125           800           745           397
Unallocated........................         525           393           426           373           240
           Total...................$      5,267 $       5,688 $       4,263 $       3,727 $       2,403


Percentage of Loans in Category
                                                                                   December 31,
                                           1994       1993          1992          1991          1990
Commercial, financial and
     agricultural...................      18.94 %       21.64 %       24.41 %       23.81 %       20.97 %
Real Estate
     Construction................          2.53          3.47          3.77          4.89          5.27
     Mortgage:
       Residential...............         31.18         27.60         30.62         34.63         42.54
       Commercial and
          Multifamily............         30.00         25.17         19.84         16.26         18.09
Consumer.................                 17.35         22.12         21.36         20.41         13.13
           Total....................     100.00 %      100.00 %      100.00 %      100.00 %      100.00 %

Note: The breakdown is based on a number of qualitative factors and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category.

                             Types of Deposits
                          (dollars in thousands)


                                                                  Balance as of December 31,
                                              1994            1993            1992            1991            1990
Demand deposit accounts.................$      119,950 $        67,776 $        39,563 $        25,113 $        23,226
NOW accounts............................       105,966          75,078          32,699          21,824          11,519
Savings accounts........................        89,329          65,198          21,103          14,492          11,180
Money market accounts...................       146,213         144,547         122,837         113,083          81,989
Time deposits...........................       338,194         261,674         187,931         176,712         124,800
Time deposits of $100,000 or
   over.................................       125,796         110,312          72,135          56,147          47,219
     Total deposits.....................$      925,448 $       724,585 $       476,268 $       407,371 $       299,933



                                                                     Percent of Deposits as of December 31,
                                              1994            1993            1992            1991            1990
Demand deposit accounts.................         12.96 %          9.35 %          8.31 %          6.16 %          7.74 %
NOW accounts............................         11.45           10.36            6.87            5.36            3.84
Savings accounts........................          9.65            9.00            4.43            3.56            3.73
Money market accounts...................         15.80           19.95           25.79           27.76           27.34
Time deposits...........................         36.54           36.11           39.45           43.38           41.61
Time deposits of $100,000 or
   over.................................         13.60           15.23           15.15           13.78           15.74
     Total deposits.....................        100.00 %        100.00 %        100.00 %        100.00 %        100.00 %




                     Certificates of Deposit Greater than $100,000
                               (dollars in thousands)

Maturing in three months or less.......................................................................$        49,724
Maturing in over three through six months..............................................................         32,747
Maturing in over six through twelve months.............................................................         24,542
Maturing in over twelve months.........................................................................         18,783
          Total........................................................................................$       125,796

                                    Return on Equity and Assets

                                        Years Ended December 31,
                                           1994        1993        1992        1991        1990
Return on average assets................    (0.19)%      0.71 %      0.53 %      0.43 %      0.32 %
Return on average equity................    (2.34)       8.50        6.29        5.39        3.54
Return on average common equity.........    (3.82)       8.44        6.17        5.39        3.54
Average equity as a percentage of
   average assets.......................     8.22        8.38        8.36        8.04        9.04
Dividend payout ratio...................      n/m        0.00        0.00        0.00        0.00

                          Short Term Borrowings
                         (dollars in thousands)


                                           Maximum                                             Average
                                         Outstanding                Average                    Interest
                                            At Any      Average     Interest        Ending     Rate at
Year Ended December 31,                   Month End     Balance       Rate         Balance     Year End
1994
Federal funds purchased.................$     16,000 $      5,474        4.50 % $     16,000        5.58 %
Securities sold under
   repurchase agreements................      17,986       15,870        3.80         17,986        5.23
Advances from the FHLB...............         72,000       20,018        3.94         72,000        6.03
                                        $    105,986 $     41,362        3.96 % $    105,986        5.84 %


1993
Federal funds purchased.................$      6,953        3,571        2.68 % $        400        2.99 %
Securities sold under
   repurchase agreements................      16,325        5,827        2.49         16,325        2.74
Advances from the FHLB...............         15,550        4,625        4.04       ------          3.44
                                        $     38,828 $     14,023        3.05 % $     16,725        2.75 %


1992
Federal funds purchased.................$      6,695 $        592        5.65 % $      1,145        2.94 %
Securities sold under
   repurchase agreements................       1,825          756        5.72          1,392        2.69
Advances from the FHLB...............         12,000          942        5.35       ------          3.39
                                        $     20,520 $      2,290        5.55 % $      2,537        2.80 %

                              Interest Rate Sensitivity
                                (dollars in thousands)

                                                                                                           Over One
                                                                                               Total       Year or
                                                         0-3          4-6          7-12        Within        Non-
                                                        Months       Months       Months      One Year    Sensitive      Total
Assets
Earning assets
   Loans, net of unearned income..........          $    489,064 $     23,769 $     48,732 $    561,565 $    304,304 $    865,869
   Investment securities, taxable.............            18,925        2,000       23,916       44,841       52,187       97,028
   Investment securities, nontaxable......                 1,346      -------           50        1,396       18,635       20,031
   Federal funds sold...............................         500      -------      -------          500      -------          500
   Interest bearing deposits with
     other banks....................................         500      -------      -------          500      -------          500
               Total earning assets.................     510,335       25,769       72,698      608,802      375,126      983,928
Non-earning assets, net.............................     -------      -------      -------      -------      136,169      136,169
               Total assets.........................$    510,335 $     25,769 $     72,698 $    608,802 $    511,295 $  1,120,097


Liabilities and Stockholders' Equity
Liabilities
   Interest-bearing liabilities
      Interest-bearing deposits
          Interest Checking.........................$    105,966 $     ------ $     ------ $    105,966 $     ------ $    105,966
          Savings...................................      89,329       ------       ------       89,329       ------       89,329
          Money Market..............................     146,213       ------       ------      146,213       ------      146,213
          Certificates of Deposit...................     132,248      109,207      102,985      344,440       77,702      422,142
          Other.....................................      12,670       10,826       10,209       33,705        8,143       41,848
            Total interest-bearing deposits.........     486,426      120,033      113,194      719,653       85,845      805,498
      Short-term borrowings.........................     105,986       ------           52      106,038       ------      106,038
      Long-term borrowings..........................      ------       ------       ------       ------        1,162        1,162
            Total interest-bearing liabilities......     592,412      120,033      113,246      825,691       87,007      912,698
   Noninterest bearing liabilities
      Noninterest bearing deposits..................      ------       ------       ------       ------      119,950      119,950
      Other noninterest bearing liabilities, net          ------       ------       ------       ------        8,408        8,408
            Total liabilities.......................     592,412      120,033      113,246      825,691      215,365    1,041,056
Stockholders'equity.................................      ------       ------       ------       ------       79,041       79,041
            Total liabilities and stockholders'
               equity...............................$    592,412 $    120,033 $    113,246 $    825,691 $    294,406 $  1,120,097

Interest sensitive gap..............................$    (82,077)$    (94,264)$    (40,548)$   (216,889)$    216,889 $   -----
Cumulative interest sensitive gap...................$    (82,077)$   (176,341)$   (216,889)$   (216,889)

                                 Noninterest Income
                                (dollars in thousands)

                                                           Years Ended December 31,

                                             1994         1993         1992         1991         1990
Service charges on deposits.............$      3,720 $      2,536 $      1,468 $        835 $        415
Mortgage banking income:
   Origination fees.....................         954        1,051          778          461          309
   Gain on sale of mortgage loans.......         112          509          496       ------       ------
   Servicing and other..................         572          228       ------       ------       ------
Fees for trust services.................         919          542          305          197          141
Gain on sale of securities..............         234          662          517          664           (4)
Sundry..................................       1,347          724         (108)         129          234
          Total noninterest income......$      7,858 $      6,252 $      3,456 $      2,286 $      1,095



                                  Noninterest Expense
                                 (dollars in thousands)

                                        Years Ended December 31,
                                             1994         1993         1992         1991         1990
Salaries and wages......................$     13,883 $      9,607 $      5,989 $      4,040 $      2,982
Benefits................................       4,043        2,115        1,260        1,292          906
Occupancy...............................       3,547        2,129        1,339          937          838
Furniture and equipment.................       2,242        1,558        1,152          847          614
Federal deposit insurance premiums......       1,899        1,392          910          694          435
Credit card processing charges..........       1,506          909          603          458       ------
Intangibles amortization................       2,485          902          462          214           25
Credit card restructuring charges.......      12,214       ------       ------       ------       ------
Sundry..................................       8,634        6,566        4,430        3,125        3,127
          Total noninterest expense.....$     50,453 $     25,178 $     16,145 $     11,607 $      8,927


         ITEM 2 - PROPERTIES


              At December 31, 1994, the Company conducted business through 46 locations in South Carolina. At December 31, 1994, the total net tangible book value of the premises and equipment and leasehold improvements owned by the Company was $36,842,000. The Company believes that its physical facilities are adequate for its current operations.

              The Company's headquarters are located on Main Street in Greenville's downtown commercial area. The headquarters, which were built in 1900, are owned by the Company and have been substantially renovated to suit their present purposes. The Company's headquarters also serve as the Bank's headquarters. The headquarters contain approximately 160,000 square feet, of which approximately 67,000 square feet is currently being utilized by the Company. The balance of the building will be renovated as necessary to accommodate future expansion of the Company. In October 1993, the Bank purchased another office building, with approximately 27,000 square feet, in downtown Greenville, which houses the Bank's trust department, the Mortgage Company's mortgage origination offices and various administrative functions.

              In February 1993, the Company entered into a lease on a 42,000 square foot building in Columbia, South Carolina. This facility houses the Company's operations center, regional administrative offices, investments division and a Columbia main office branch, which opened in September 1993. In September 1993, the Company purchased an office building in Columbia, South Carolina for its mortgage banking operations. In June 1994, the Company completed the construction of a 16,000 square foot main office branch in Myrtle Beach which serves as the regional headquarters for the coastal offices.

              The  Company's  subsidiaries  operate  through 46 locations, which  include  the  buildings described above.  The Company or a subsidiary of the Company owns 16 locations and leases 30 locations. The rental payments due under the leases approximate the market rates. Leases have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. The leases provide that the lessee pay property taxes, insurance and maintenance costs.

              All locations of the Company and its subsidiaries are considered suitable and adequate for their intended purposes. Individually, none of the above leases are considered material.


         ITEM 3 - LEGAL PROCEEDINGS

              The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Such items are not expected to have any material adverse effect on the business or financial position of the Company or any of its subsidiaries.

              On  October  31,  1994,  JW  Charles  Clearing Corp. filed a lawsuit against the Bank in the Court of Common Pleas in Lexington County, South Carolina. Such action, in general, claims that the Bank improperly paid approximately $600,000 in checks to Harold McCarley and/or McCarley and Associates, Inc. The complaint seeks actual and punitive damages in an amount to be determined by a jury, plus interest on the damages and other costs. The Bank has answered the complaint and plans to vigorously defend such complaint. The Bank believes that there are valid defenses available to it. In connection with the litigation, the Bank also expects to make a claim under insurance policies for any losses it may suffer which, if determined to cover the loss, could pay for substantially all of the actual damages, if any, determined to be appropriate by a jury. However, no assurance can be given at this time regarding whether it will be determined that any losses suffered in this litigation
         will be covered by the insurance policy. Furthermore, the Company is not in a position at this time to assess the likely outcome of the litigation or any damages for which it may become liable.


         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                     PART II


         ITEM  5  -  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                     SHAREHOLDER MATTERS

              In November 1993, the Board of Directors announced an initial quarterly cash divided of $0.05 per share payable on the common stock, which dividend was paid on February 1, 1994. A cash dividend of $0.05 per share was paid to common shareholders each quarter in 1994. In November 1994, the Board of Directors increased the quarterly cash dividend on the common stock to $0.06 per share, which dividend was paid on February 1, 1995. The Company presently intends to continue to pay this quarterly cash dividend on the common stock and all series of preferred stock; however, future dividends will depend upon the Company's financial performance and capital requirements.

              The Company generates cash to pay dividends primarily through dividends paid to it by the Bank. South Carolina's banking regulations restrict the amount of dividends that may be paid from the Bank. All dividends paid from the Bank are subject to prior approval by the S.C. Commissioner of Banking and are payable only from the undivided profits of the Bank. At December 31, 1994, the Bank's retained earnings were $5.1 million. After the merger of the Bank and the Savings Bank in February 1995, the retained earnings of the Savings Bank are also available to pay dividends to the Company. At December 31, 1994, the Savings Bank's retained earnings were $8.4 million. However, the payments of any such dividends would be subject to receipt of appropriate regulatory approvals.

              The Board of Directors approved a 5% common stock dividend, issued on May 16, 1994, to common stockholders of record as of April 29, 1994. This dividend resulted in the issuance of 214,380 shares of the Company's $1.00 par value common stock. Per share data of prior periods have been restated to this dividend. This is the sixth consecutive year that the Company has issued a 5% common stock dividend.

              The remaining information required by Item 5 is set forth on page 47 of the Company's 1994 Annual Report to Stockholders and is incorporated by reference herein. As of March 27, 1995, there were 1,959 common shareholders of record, 154 Series 1994 preferred shareholders of record and 199 Series 1993 preferred shareholders of record.

         ITEM 6 - SELECTED FINANCIAL DATA


         The following table sets forth selected financial data for the last five years. All per share data have been restated to reflect 5% common stock dividends issued on the common stock in the last six years.


                                                         Years Ended December 31,
                                                    1994     1993     1992     1991     1990
                                                    (dollars in thousands, except per share data)
         Income Statement:
         Net interest income....................$ 41,627   $ 26,943  $ 17,819   $ 12,866 $ 10,241
         Provision for loan losses..............     950        909     1,453     1,423        790
         Noninterest income.....................   7,858      6,252     3,456     2,286      1,095
         Noninterest expenses...................  50,453     25,178    16,145    11,607      8,927
         Net income (loss) .....................  (1,869)     4,935     2,517     1,680      1,045

         Per Common Share Data:
         Net  income(loss)...................... $ (0.95)  $   0.90  $   0.57   $  0.51   $   0.32
         Cash  dividends declared...............    0.21       0.05        -         -          -

         Balance Sheet (Period End):
         Total assets.........................$1,120,097   $816,421  $529,063  $447,314  $345,745
         Loans-net of unearned income.........   865,869    565,158   396,557   338,701    275,315
         Nonperforming assets.................     2,204      1,579     1,946     1,538      1,901
         Total earning assets.................   983,928    734,346   477,323   407,708    317,501
         Total deposits.......................   925,448    724,585   476,268   407,371    299,933
         Short-term borrowings................   106,038     16,779     2,591     2,755     12,260
         Long-term debt.......................     1,162      1,214     1,268     1,322        276
         Shareholders' equity.................    79,041     62,869    44,225    31,875     30,235
         Balance Sheet (Averages):
         Total Assets.........................$  970,029 $  695,138  $478,324  $387,265 $  326,598
         Shareholders' equity...................  79,715     58,239    39,999    31,143     29,540

1 After fourth quarter 1994 restructuring charges of $9,415 (after tax).

         ITEM  7  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


         EARNINGS ANALYSIS

              The   one-time  charge  for  the  corporate  restructuring
         (discussed above in "Business - Restructuring Charges") resulted in a net loss for 1994. The Company reported a net loss for 1994 of $1.9 million, or a loss of $0.95 per common share. The net loss for 1994 includes one-time restructuring charges of $9.4 million (after-tax). Net income for 1993 was $4.9 million, or $0.90 per common share, and 1992 net income was $2.5 million, or $0.57 per common share. Increased net interest income, growth in noninterest income and continued good credit quality were the primary reasons for the growth in earnings excluding restructuring charges.

              Fully tax equivalent ("FTE") net interest income increased $15.0 million, or 55%, due to a higher level of average earning assets and an increased net interest margin. Increases in average earning assets resulted primarily from the acquisition of branches and internal growth. The net interest margin increased to 4.89% from 4.31% in 1993 and 4.06% in 1992.

              Noninterest income, excluding securities transactions increased to $7.6 million, or 36%, from $5.6 million in 1993 and $2.9 million in 1992. The increase in noninterest income was attributable to higher service charges on deposit accounts, the expansion of mortgage servicing and the generation of new trust business.

              Noninterest expenses increased to $50.5 million in 1994 from $25.2 million in 1993 and $16.1 million in 1992. The 1994 noninterest expenses includes one-time restructuring charges of $12.2 million. Also contributing to the increase in noninterest expenses were the acquisition of seven branches and the opening of four branches de novo, a higher level of loan and deposit activity, amortization of intangibles and higher credit card processing fees.


         Net Interest Income

              The largest component of Carolina First's operations is net interest income, the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. As the primary contributor to Carolina First's earnings, net interest income constituted 84% of net revenues (net interest income plus noninterest income) in 1994, compared with 81% in 1993 and 84% in 1992.

              FTE net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. The Company has experienced a markedly upward trend in FTE net interest income, which increased 55% in 1994, 51% in 1993 and 38% in 1992. FTE net interest income was $42.2 million in 1994, $27.2 million in 1993 and $18.0 million in 1992. The increase resulted from a higher level of average earning assets and an improvement in the net interest margin. The growth in average earning assets, which increased to $861.6 million in 1994 from $630.8 million in 1993 and $442.5 in 1992, resulted primarily from internal loan growth and the acquisition of branches. The majority of this increase was in loans, which averaged $233.6 million higher in 1994 than 1993 and $117.1 million higher in 1993 than 1992.

              The net interest margin, defined as net interest income divided by average earning assets, increased to 4.89% in 1994 from 4.31% in 1993 and 4.06% in 1992. The increase resulted primarily from lower deposit interest rates and a higher proportion of noninterest-bearing deposits. In addition, the yield on loans has risen due to increases in the prime interest rate, increased consumer loan volume from the retail branch network and increased credit card loan volume from mail solicitations.


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

              The Company attempts to deal with repayment risks through the establishment of, and adherence to, internal credit policies. These policies include officer and customer limits, periodic documentation examination and follow-up procedures for any exceptions to credit policies. A summary of the Bank's approach to managing credit risk is provided below in the "Asset Quality" section.

              During 1994, 1993 and 1992, the Company expensed $950,000, $909,000, and $1,453,000, respectively, through its provision for loan losses. Net loan charge-offs, excluding credit card loans, decreased to $779,000 in 1994, from $1.3 million in 1993 and $1.2 million in 1992. During 1994, net loan charge-offs as a percentage of average loans have remained low at 0.34% including credit card charge-offs, compared with 0.26% for 1993 and and 0.31% for 1992.

              At December 31, 1994, the allowance for loan losses totaled $5.3 million, or 0.7% of total loans excluding loans held for sale, a decline from $5.7 million, or 1.0% of total loans, at the end of 1993. Continued reductions in nonperforming asset levels enabled the Company to reduce the allowance for loan losses compared with the prior years' levels. Nonperforming assets as a percentage of loans and foreclosed property were 0.25% and 0.28% at December 31, 1994 and 1993, respectively. At December 31, 1994, the allowance for loan losses was 312% of nonperforming loans. The Company's asset quality measures compare favorably to its FDIC peer group.

              The Bank was examined in December 1993 by the FDIC, and the Savings Bank was examined in February 1994 by the OTS. No significant increases in reserves resulted from these examinations.


         Noninterest Income

              Noninterest income, excluding securities transactions, increased $2.0 million, or 36%, to $7.6 million in 1994, up from $5.6 million in 1993 and $2.9 million in 1992. This increase resulted principally from service charges on deposit accounts, fees for trust services and mortgage banking servicing income. The Company realized gains on the sale of securities of $234,000, $662,000 and $517,000 in 1994, 1993 and 1992, respectively.

              Service charges on deposit accounts, the largest contributor to noninterest income, rose $1.2 million, or 47%, to $3.7 million in 1994, an increase from $2.5 million in 1993 and $1.5 million in 1992. The increase in service charges is attributable to acquiring branches and new deposit accounts, increasing fee charges and improving collection rates. In 1994, average deposits increased 38%, and the number of deposit accounts rose 44%.

              Mortgage banking income was $1.6 million in 1994, $1.8 million in 1993 and $1.3 million in 1992. Mortgage banking income includes origination fees, profits from the sale of loans and servicing fees (which started in 1993). Origination fees totaled $1.0 million in 1994, compared with $1.1 million in 1993 and $778,000 in 1992. During 1994, 1,062 mortgage loans totaling $108 million were originated, similar to originations of 1,063 loans for $103 million in 1993. The increase in the level of interest rates during 1994 made the origination of mortgage loans more competitive resulting in a slightly lower origination fee per loan.

              Until the third quarter of 1992, mortgage loans were originated primarily for the account of correspondent financial institutions, with the Company retaining an origination fee. Beginning in the third quarter of 1992, the Company expanded the activities of its mortgage loan operations and began self-funding the loans through the Savings Bank prior to sale in the secondary market. Mortgage loans totaling approximately $55 million, $80 million and $16 million were sold in 1994, 1993 and 1992, respectively. Income from this activity totaled $112,000 in 1994, $509,000 in 1993 and $496,000 in 1992.

              The Mortgage Company's mortgage servicing operations consist of servicing loans that are owned by the Bank and subservicing loans, to which the right to service is owned by the Bank and other non-affiliated financial institutions. Mortgage loans serviced are all one-to-four family residential mortgage loans. At December 31, 1994, 10,351 loans with an aggregate principal amount of $800 million were being serviced or subserviced by the Mortgage Company. Servicing and other mortgage banking income from non-affiliated companies, net of the related amortization, was $572,000 in 1994 and $228,000 in 1993.

              The Company views its mortgage banking operation as a means of increasing noninterest income without increasing assets. The Company purchased the rights to service the loan portfolios to take advantage of excess capacity, thereby creating a revenue stream to more rapidly cover the fixed costs associated with its mortgage banking operations. However, the Company's long-term strategy is to have a servicing portfolio principally comprised of loans originated by the Company but which have been sold into the secondary market with servicing retained.

              Subsequent to year end, the Company entered into an agreement with a non-affiliated company to sell the rights to service approximately $450 million (face value) of mortgage loans. This transaction will result in a gain of approximately $2 million and a reduction of the Company's purchased mortgage servicing rights by approximately $7 million. The Company will continue to subservice these loans until June 1995 and is actively pursuing a strategy to replace this servicing volume.

              Fees  for  trust  services in 1994 increased to $919,000, up
         70% from the $542,000 earned in 1993. Fees for trust services in 1992 were $305,000. Fees for trust services increased as a result of the generation of new trust business and additional assets under management, particularly in investment management and custody accounts. Assets under management of the trust department increased to approximately $214 million at December 31, 1994, up significantly from $129 million at year end 1993 and $55 million at year end 1992.

              Sundry income items were $623,000 higher in 1994, primarily because of higher customer service fees, appraisal fee income and insurance commissions. These increases are largely attributable to increased lending and deposit activity. In addition, the Company earned approximately $108,000 in 1994 real estate rental income, the majority of which is not expected to continue. In addition, earnings associated with the credit card securitization are expected to be a new source of fee income in 1995.

              On August 18, 1993, the Bank entered into an investor services agreement with Edgar M. Norris & Co., Inc. ("Norris & Co."), a broker-dealer registered with the National Association of Securities Dealers, Inc., to offer certain brokerage services to the Bank's customers. Under this affiliate arrangement, the Bank offers certain brokerage services to its customers through dual employees (a Bank employee who is also employed by Norris & Co.). The commissions or mark up charges on transactions are shared between the Bank and Norris & Co. as set forth in the investor services agreement. Brokerage services activity for 1994 has been limited.


         Noninterest Expense

              Noninterest expenses were $50.5 million in 1994, $25.2 million in 1993 and $16.1 million in 1992. Included in 1994 noninterest expenses is a $12.2 million one-time restructuring charge associated with the credit card securitization and the
         write-down  of  other  intangible  assets.    Excluding  the
         restructuring charges, 1994 noninterest expenses increased 52% over 1993, while 1993 was 56% higher than 1992. The increased expenditures primarily reflect the costs of additional personnel to support the Company's current and anticipated growth.

              Salaries  and  wages  and  benefits  increased  53% to $17.9 million in 1994 from $11.7 million in 1993. This increase follows an increase of 62% from $7.2 million in 1992. Full-time equivalent employees rose to 499 at the end of 1994 from 430 and 228 at the end of 1993 and 1992, respectively. Staff increases were attributable to the addition of 11 banking offices, higher loan and deposit activity resulting from internal growth and acquisitions, and the expansion of the mortgage banking operations.

              The 1994 occupancy and furniture and equipment expenses increased $2.1 million, or 57%, due to the addition of 11 banking offices, including a new Myrtle Beach main office, the opening of a regional headquarters office in Columbia for the Midlands region of South Carolina, the expansion of the Mortgage Company's operations and the expansion of its administrative offices in Greenville to a second location.

              The 1994 restructuring charges include $12.2 million primarily from the write down of intangible assets and charges associated with the origination of credit card accounts. Management expects the restructuring of its credit card operations to increase future pre-tax income by approximately $2.3 million a year, through increased lower amortization costs and the reinvestment of the cash currently invested in the credit card portfolio.

              Sundry  expense  items  increased  $4.8  million, or 49%, to
         $14.5  million in 1994 from $9.8 million in 1993 and $6.4 million
         in  1992.    Three  expense  items--  federal insurance premiums,
         intangibles  amortization  and  credit  card  processing  fees --
         accounted  for  approximately  46%  of  this  increase.   Federal
         deposit insurance premiums increased $507,000, or 36%, in 1994 to $1.9 million. This increase was primarily due to a higher levels of deposits. Intangibles amortization increased $1.6 million, or 175%, in 1994 to $2.5 million, principally as a result of intangibles relating to the acquisition of branches, credit card receivables and the Mortgage Company. Credit card processing fees increased $597,000, or 66%, to $1.5 million in 1994, principally as a result of credit card solicitations by the Company and the purchase of approximately $16.3 million in credit card receivables in June 1993 and November 1993.
         With the securitization of the majority of credit card loans during the first quarter of 1995, management expects credit card processing fees to decrease significantly in 1995.

              Advertising and public relations expenses increased $526,000, or 136%, to $912,000 in 1994, due to the Company's
         statewide expansion, advertising campaigns in key markets and special deposit promotions. The remaining increase in sundry noninterest expenses was primarily attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest sundry noninterest expenses were stationery, supplies and printing, telephone, postage, and fees.


         Income Taxes

              The provision for income taxes in 1994 was a credit of $49,000. The provision for income taxes was $2.2 million in 1993 and $1.2 million in 1992. Income taxes for 1994 include a one-time reduction of $2.8 million from restructuring charges, partially offset by $1 million of income tax expense in connection with the merger of the Savings Bank into the Bank. The Company's effective tax rates were 30.1% (excluding the restructuring charges), 30.6%, and 31.6% in 1994, 1993 and 1992, respectively.


         BALANCE SHEET ANALYSIS

              Total assets at December 31, 1994 were $1.1 billion, an increase of $303.7 million, or 37%, from $816.4 million at the end of 1993. Loans increased $300.7 million, or 53%, to $865.9 million at December 31, 1994 compared with $565.2 million at December 31, 1993. Deposits at year end 1994 were $925.4 million, up 28% from $724.6 million at year end 1993. Total shareholders' equity increased 26% to $79.0 million at December 31, 1994 from $62.9 million at the end of 1993. Significant components of balance sheet growth include increases from internal loan growth, branch acquisitions and the proceeds from the Series 1994 preferred stock offering.

              Average total assets in 1994 were $970.0 million, a 40% increase over the 1993 average of $695.1 million. Average earning assets were $861.6 million in 1994, a 37% increase over the 1993 level of $630.8 million. For 1992, average total assets and average earning assets were $478.3 million and $442.5 million, respectively.


         Loans

              The Company's loan portfolio consists principally of commercial mortgage loans, other commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial portion of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any concentrations of credit risk exceeding 10% of the portfolio. At December 31, 1994, the Company had total loans outstanding of $865.9 million which equaled approximately 94% of the Company's total deposits and approximately 77% of the Company's total assets. The level of total loans, relative to total deposits and total assets, has increased from the prior year. The composition of the Company's loan portfolio at December 31, 1994 was as follows: commercial and commercial mortgage 47%, residential mortgage 26%, consumer 11%, credit card 12% and construction 4%.

              The Company's loans increased $300.7 million, or 53%, to $865.9 million at December 31, 1994 from $565.2 million at December 31, 1993. Of this increase, $37.5 million resulted from loans acquired in branch acquisitions. The balance was internal loan growth. This increase was net of $55.1 million of mortgage loans sold, which were predominantly current production, fixed rate mortgage loans. During 1994, the Bank began a mail campaign to solicit new credit card customers. These solicitations resulted in approximately $60 million in new credit card balances, which nearly doubled the size of the Bank's credit card portfolio.

              As noted above, the Company has experienced significant growth in its commercial and commercial mortgage loans over the
         past  several  years.    Furthermore,  these  loans  constitute
         approximately 47% of the Company's total loans at December 31, 1994. These loans generally range in size from $250,000 to $500,000 and are typically made to small to medium-sized, owner-operated companies.

              For 1994, the Company's loans averaged $723.5 million with a yield of 9.03%, compared with $489.9 million and a yield of 8.59% for 1993. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The increase in loan yield is largely attributable to the upward repricing of variable rate loans, which constitute approximately 60% of the loan portfolio. During 1994, the average prime interest rate rose approximately 114 basis points.

              Loans held for sale at December 31, 1994 included $69.5 million in credit card loans and $2.2 million in mortgage loans. On January 24, 1995, the Company completed the securitization of the credit card loans held for sale at year end.

         Securities

              Debt securities held as assets are classified as investment securities, securities available for sale or trading securities. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards 115, "Accounting for Certain
         Investments  in  Debt  and  Equity  Securities."    Securities
         classified as investments are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as an investment asset, the Company must have the ability and a positive intention to hold them to maturity. Securities available for sale are carried at market value with unrealized gains or losses reported in stockholders' equity (net of tax effect). These securities may be disposed of if management believes that the sale would provide the Company and its subsidiaries with increased liquidity or, based upon prevailing or projected economic conditions, that such sales would be a safe and sound banking practice and in the best interest of the stockholders. Trading securities are carried at market value with adjustments for unrealized gains or losses reported in noninterest income. The Company's policy is to acquire trading securities only to facilitate their sale to customers.


              The   Company's  subsidiaries  are  generally  limited  to
         investments in (i) United States Treasury securities or United States Government guaranteed securities, (ii) securities of United States Government agencies, (iii ) mortgage-backed securities, (iv) general obligation municipal bonds and revenue bonds which are investment grade rated and meet certain other standards, and (v) money market instruments which are investment grade rated and meet certain other standards. To date, the Company does not use derivative products.

              During the first quarter of 1993, the Bank received approval to establish dealer bank operations to sell United States Treasury, Federal agency and municipal bonds to individuals, corporations and municipalities through its investments division. Income from the Company's dealer activity is not material.

              At December 31, 1994, the total investment portfolio had a book value of $118.3 million and a market value of $113.7 million for an unrealized loss of $4.6 million. The investment portfolio had a weighted average duration of approximately 2.15 years. Securities (i.e., investment securities, securities available for sale and trading securities) averaged $128.0 million in 1994, 1% above the 1993 average of $126.4 million. The average portfolio yield declined slightly from 5.07% in 1993 to 5.03% in 1994.

              During the past two years, average securities have been a lesser component of average earning assets, decreasing from 20.0% in 1993 to 14.8% in 1994. The Company decreased the relative level of its investment portfolio to fund loans in its banking markets. At December 31, 1994, securities totaled $117.1 million, up $2.4 million from the $114.7 million invested at the end of 1993.

         Other Assets

              At December 31, 1994, other assets included other real estate owned of $517,000 and intangible assets of $29.8 million. The intangible assets balance is attributable to goodwill of $9.1 million, core deposit balance premiums of $11.1 million, excess and purchased mortgage servicing rights of $8.7 million and purchased credit card premiums of $345,000.

         Deposits

              The primary source of funds for loans and investments is deposits which are gathered through the Bank's branch network. Competition for deposit accounts is primarily based on the interest rates paid thereon and the convenience of and the services offered by the branch locations. The Company's pricing policy with respect to deposits takes into account liquidity needs, the direction and levels of interest rates and local market conditions. The Company does not believe that any of its deposits qualify as brokered deposits. It is the Company's policy not to accept brokered deposits.

              During 1994, interest-bearing liabilities averaged $794.9 million, compared with $574.7 million for 1993. This increase resulted principally from branch acquisitions. The average interest rates were 3.77% and 3.78% for 1994 and 1993, respectively. At December 31, 1994, interest-bearing deposits comprised approximately 87% of total deposits and 88% of interest-bearing liabilities. During 1994, the Company increased its use of short-term borrowings to fund loan growth. Short-term borrowings averaged $41.4 million and $14.0 million in 1994 and 1993, respectively.

              The  Company  uses its deposit base as its primary source of funds. Deposits grew 28% to $925.4 million at December 31, 1994 from $724.6 million at December 31, 1993. Of the $200.8 million increase in deposits, approximately $141.2 million resulted from the acquisition of branches. Internal growth generated the remaining new deposits. During 1994, total interest-bearing deposits averaged $752.3 million with a rate of 3.75%, compared with $559.4 million with a rate of 3.79% in 1993. As the level of interest rates fell in 1993, the Company was able to reprice deposits to more than recover declines in the yields on earning assets. During the first half of 1994, which was a period of rising interest rates, the Company generally kept deposit interest rates unchanged which caused the average deposit rate to continue to decline, primarily from the repricing of certificates of deposit. Beginning with the third quarter of 1994, however, the Company raised deposit interest rates, causing the Company's interest rate paid on deposits to rise.

              Average noninterest-bearing deposits, which increased 68% during the year, increased to 11.2% of average total deposits in 1994 from 9.2% in 1993. This increase was attributable to new accounts from commercial loan customers and escrow balances related to mortgage servicing operations.

              The  Company's  core  deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 86% in 1994. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.

              Generally,  certificates  of  deposits greater than $100,000 have a higher degree of interest rate sensitivity than other certificates of deposit. The percentage of the Company's deposits represented by certificates of deposit greater than $100,000 is higher than the percentage of such deposits held by its peers. However, the Company does not believe that this higher-than-peer percentage of certificates of deposits greater than $100,000 will have a material adverse effect because such certificates are principally held by long-term customers located in the Company's market areas.


         Capital Resources and Dividends

              The Company's capital needs have been met principally through public offerings of common and preferred stock and through the retention of earnings. In addition, the Company issued both common and preferred stock in connection with the acquisitions of the Savings Bank and the Mortgage Company.

              The Company's initial public offering in 1986 raised $15.3 million in common equity and, to date, represents the largest amount of initial equity raised in connection with the startup of a financial institution in South Carolina. Other public offerings of capital stock include the offering of the 8.32% Cumulative Convertible Preferred Stock ("Series 1992 Preferred Stock") in May 1992, which raised $10.3 million, the offering of the 7.50% Noncumulative Convertible Preferred Stock Series ("Series 1993 Preferred Stock") in March 1993, which raised $14.5 million, and the offering of the Series 1994 Preferred Stock in April 1994, which raised $21.4 million. In December 1993, the Company redeemed the Series 1992 Preferred Stock. In connection with such redemption, substantially all of the outstanding shares of Series 1992 Preferred Stock were converted into 1,089,674 shares of Common Stock.

              On September 30, 1993, the Company completed the acquisition of all of the outstanding stock of First Sun Mortgage Corporation in exchange for 60,000 shares of Series 1993B Preferred Stock which added $1.2 million in equity. There is currently no market for the Series 1993B Preferred Stock, and it is not expected that any market for such stock will develop.

              The  Company  completed  the  offering  of  its  Series 1994
         Preferred Stock on April 15, 1994. In connection with this offering, the Company raised approximately $21.4 million after deduction of the related expenses and issued 920,000 shares of its Series 1994 Preferred Stock. Each share of Series 1994 Preferred Stock provides for cash dividends, when, as, and if declared by the Board of Directors, at the annual rate of $1.83 per share. Dividends on the Series 1994 Preferred Stock are not cumulative. A Series 1994 Preferred Stock share may be converted at the option of the holder into 1.7931 shares of common stock. The conversion ratio has been restated to reflect the 5% common stock dividend issued in May 1994. In addition, and upon compliance with certain conditions, the Company may redeem the Series 1994 Preferred Stock at the redemption prices set forth in the Company's Articles of Amendment related to the Series 1994 Preferred Stock.

              Total stockholders' equity increased $16.1 million, or 26%, to $79.0 million at December 31, 1994 from $62.9 million at December 31, 1993. This change primarily reflects the capital raised in connection with the Series 1994 Preferred Stock offering discussed above, which was issued on April 15, 1994, partially offset by the payment of dividends and the net loss for 1994.

              Book  value  per  share was $8.58 and $10.27 at December 31,
         1994 and 1993, respectively. The decline in book value is attributable to the one-time restructuring charges. Tangible book value per share at December 31, 1994 was $4.16, down from $7.37 at December 31, 1993. Tangible book value is significantly below book value as a result of the purchase premiums associated with branch acquisitions and the purchase of the Mortgage Company. Tangible book value declined during 1994 from the addition of intangible assets related to the branch acquisitions and reclassifications of loan premiums to intangible assets.

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

              At December 31, 1994, the Company and the Savings Bank were in compliance with each of the applicable regulatory capital requirements and exceeded the "adequately capitalized" regulatory guidelines. The Bank exceeded the "adequately capitalized" regulatory guidelines for the Tier 1 risk-based capital and leverage ratios, but was "undercapitalized" for the total risk-based capital ratio. In February 1995, the Company received a letter from the FDIC which indicated that, based on its analysis of the Bank's Report of Condition and income as of December 31, 1994, that the Bank was undercapitalized with respect to its
         total  risk-based  capital  ratio.    Specifically,  the  FDIC
         determined that the Bank's total risk-based capital ratio was 6.70%, as compared to the minimum 8%.

              As a result of the capital deficiency, the Bank committed to
         (1) combine the Savings Bank and the Bank; (2) consummate the credit card securitization; (3) have the Company contribute capital of $3.5 million to the Bank; and (4) sell certain purchase mortgage servicing rights. All of these steps were taken except for the sale of the purchase mortgage servicing rights, which is expected to be consummated by March 31, 1995. At the end of February, and as a result of the January and February operating results (and without the consummation of the sale of the purchase mortgage servicing rights), the Bank's total risk-based capital ratio was 8.10%. The Bank expects that its total risk-based capital ratio will continue to increase as a result of monthly operating results and the consummation of the acquisitions of Aiken County National Bank and Midlands National Bank (which the Bank expects to consummate in April and May of 1995).

              As a result of its total risk-based capital ratio declining below 8%, the Company, the Bank and the FDIC entered into a Capital Maintenance Commitment and Guaranty Agreement (the "Guaranty Agreement") pursuant to which the Company guaranteed that the Bank will comply with the restoration plan described above until the Bank has been adequately capitalized on average during each of four consecutive quarters. The Guaranty Agreement provides that in the event the Bank fails to comply with the applicable capital requirements, the Company will pay to the Bank or its successors or assigns an amount equal to the lesser of (a) 5% of the Bank's total assets at the time the Bank was notified or deemed to have notice that the Bank was undercapitalized, or
         (b) the amount which is necessary to bring the Bank into compliance with all capital standards applicable to the Bank at the time the Bank failed to so comply.

              Management does not believe that it will be required to make payments under the Guaranty Agreement or that the Bank will not be at least adequately capitalized in the foreseeable future.

              The following table sets forth certain capital ratios and the amount of capital of the Company and the Bank at December 31, 1994 and 1993, giving full effect to the exclusion of intangible assets.


                                Capital Ratios

                                        Total                  Tier 1
                                      Risk-based             Risk-based
                                     Capital Ratio          Capital Ratio         Leverage Ratio
                                    12/31/94   12/31/93   12/31/94   12/31/93   12/31/94     12/31/93
         The Company                  8.35%      9.43%      7.65%      8.43%      5.44%       6.02%
         The Bank                     6.70       8.86       6.14       7.89       5.27        5.81
         Adequately Capitalized
            Minimum Requirement       8.00       8.00       4.00       4.00       4.00        4.00


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

              In November 1993, the Board of Directors initiated a regular quarterly cash dividend of $0.05 per share payable on the common stock, the first of which was paid on February 1, 1994. Cash dividends have been paid on a quarterly basis since the initiation of the cash dividend. The Board of Directors increased the quarterly cash dividend to $0.06 beginning in the first quarter of 1995. The Company presently intends to continue to pay this quarterly cash dividend on the common stock; however, future dividends will depend upon the Company's financial performance and capital requirements.

              In the future, the Company may engage in offerings of equity or debt to raise capital.


         LIQUIDITY AND INTEREST RATE SENSITIVITY

              Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves meeting the cash flow requirements of the Company. These cash flow requirements primarily involve withdrawals of deposits, extensions of credit, payment of operating expenses and repayment of purchased funds. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sales of debt securities, temporary investments and earnings. Temporary investments averaged 1.18% and 2.31% of earning assets in 1994 and 1993, respectively. Management believes that the Company maintains an adequate level of liquidity by retaining liquid assets and other assets that can easily be converted into cash and by maintaining access to alternate sources of funds, including federal funds purchased from correspondent banks and borrowing from the Federal Home Loan Bank.

              The  liquidity ratio is an indication of a company's ability
         to  meet  its  short-term  funding  obligations.   FDIC examiners
         suggest that a commercial bank maintain a liquidity ratio of between 20% and 25%. At December 31, 1994, the Bank's liquidity ratio was approximately 13%. At December 31, 1994, the Bank had unused short-term lines of credit with correspondent banks of $17.8 million. All of the lenders have reserved the right to withdraw these lines of credit at their option. In addition, the Company, through its subsidiaries, has access to borrowing from the Federal Home Loan Bank. At December 31, 1994, unused borrowing capacity from the Federal Home Loan Bank totaled $33 million. Management believes that these sources are adequate to meet its liquidity needs. On January 24, 1995, the Company completed the securitization of the majority of its credit card loans. In connection with this securitization, the Company received approximately $70 million which provided additional liquidity.

              As reported in the Consolidated Statements of Cash Flows, changes in deposits, borrowed funds, investments and equity provided cash in 1994 of $157.4 million, $89.2 million, $51.4 million and $21.9 million, respectively. The Company used this cash to increase loans by $265.4 million, capital expenditures by $10.4 million, cash balances by $27.7 million, operating activities by $13.5 million and dividends by $2.9 million.

              The Company plans to meet its future cash needs through the proceeds of stock offerings, liquidation of temporary investments, maturities or sales of loans and investment securities and generation of deposits. By increasing the rates paid on deposits, the Company would be able to raise deposits.

              The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. The objective of interest sensitivity management is to maintain reasonably stable growth in net interest income despite changes in market interest rates by maintaining the proper mix of interest sensitive assets and liabilities. Management seeks to maintain a general equilibrium between interest sensitive assets and liabilities in order to insulate net interest income from significant adverse changes in market rates. The Asset/Liability Management Committee uses an asset/liability simulation model which quantifies balance sheet and earnings variations under different interest rate environments to measure and manage interest rate risk.


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

              As demonstrated by the following key analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, excluding credit card loans, decreased to $779,000 in 1994, from $1.3 million in 1993 and $1.2 million in 1992. During 1994, net loan charge-offs as a percentage of average loans have remained low at 0.11%, compared with 0.26% for 1993 and and 0.31% in 1992. Nonperforming assets as a percentage of loans and foreclosed property were 0.25% and 0.28% at December 31, 1994 and 1993, respectively. At December 31, 1994, the allowance for loan losses was 312%
         of nonperforming loans. At December 31, 1994, the Company had $1.0 million in non-accruing loans, $675,000 in restructured loans and $1.3 million in loans greater than ninety days past due on which interest was still being accrued. These asset quality measures compare favorably to the Company's bank holding company peer group.


         IMPACT OF INFLATION

              Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company's subsidiaries are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the general levels of inflation on the price of goods and services. While the Company's noninterest income and expense and the interest rates earned and paid are affected by the rate of inflation, the Company believes that the effects of inflation are generally manageable through asset/liability management. See "-- Liquidity and Interest Rate Sensitivity."


         INDUSTRY DEVELOPMENTS

              Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations. See "Business-- Supervision and Regulation."


         ACCOUNTING ISSUES

              The Financial Accounting Standards Board ("FASB") has issued Standards No. 114, "Accounting by Creditors for Impairment of a Loan, " which proposes that all creditors value all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of the expected future cash flows. This discounting would be done at the loan's effective interest rate. The periodic effect on net income has not been fully determined, but is not expected to have a material impact on the Company's financial position or results of operations. This proposed standard would apply for fiscal years beginning after December 15, 1994. In October 1994, the FASB issued SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS 118 amends SFAS 114 in the areas of disclosure requirements and methods for recognizing interest income on an impaired loan. The Statement is effective concurrent with the effective date of SFAS 114.

              The FASB has also issued an exposure draft, "Accounting for the Impairment of Long Lived Assets," which proposes standards for the identification of long-lived assets, identifiable intangibles and goodwill that may need to be written down because of an entity's inability to recover the assets' carrying values. The periodic effect of the adoption of this standard on net income has not been fully determined. This proposed standard would apply for fiscal years beginning after December 15, 1994 with earlier application encouraged.

              The FASB has issued an exposure draft, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables for Securitization of Mortgage Loans," that proposes that an entity recognize, as separate assets, rights to service mortgage loans for others irrespective of how those servicing rights are acquired (i.e., whether purchased or originated). If adopted, this statement would also require that gains on sales of loans be recorded as income in the period of sale (i.e., such gain would not reduce capitalized servicing rights). Under this proposed statement, impairment of capitalized mortgage servicing rights would be measured by type of mortgage servicing right, based on fair value using a reserve methodology. This proposed statement would be applied prospectively in fiscal years beginning after December
         15, 1995, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application would be prohibited. The effect of this proposed statement on the Company's results of operations has not yet been fully determined.

         ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              The  information required by this item is set forth on pages
         24    through  42  in  the  Company's  1994  Annual  Report  to
         Shareholders, which information is incorporated herein by reference.



         ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

              At its Board meeting on March 15, 1995, the Company's Board of Directors determined to dismiss Elliott Davis & Company, LLP ("ED&C") and to engage KPMG Peat Marwick LLP ("KPMG") as the Company's auditors for the 1995 fiscal year. ED&C has served as the Company's principal accountants since its inception in 1986. The change in auditors resulted from the Board's decision that it was in the Company's best interest to utilize a national accounting firm, with its attendant size, experience and expertise.

              ED&C's report on the financial statements for the past two years has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

              The   determination  to  change  the  Company's  principal
         accounting firm was recommended to the Board of Directors by the Company's Audit Committee.

              The Company has filed a current report on Form 8-K dated March 15, 1995 regarding the change in the Company's auditors. The information in such report is incorporated herein by reference.

                                   PART III


         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The information required by this item is set forth on pages 2 through 4, page 8, pages 19 and 20 of the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.


         ITEM 11 - EXECUTIVE COMPENSATION

              The information required by this item may be found on pages 9 through 14 of the Company's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.


         ITEM  12  -  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

              The information required by this item is set forth on pages 15 through 18 of the Company's definitive Proxy Statement for the 1995 Annual Meeting of the Stockholders and is incorporated herein by reference.


         ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information required by this item is set forth on pages 18 through 19 of the Company's definitive Proxy Statement for the 1995 Annual Meeting of the Stockholders and is incorporated herein by reference.

                     PART IV

         ITEM  14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a)  Certain documents filed as part of this Form 10-K:

         1.   Financial Statements

              The information required by this item is set forth on pages 24 through 42 in the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference. The Report of Independent Public Accountants, dated February 3, 1995 of Elliott, Davis & Company, L.L.P. is included on page 24 of the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

         2.   Financial Statement Schedules

              All other financial statements or schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.


         3.   Listing of Exhibits

          3.1  --  Articles of Incorporation. Incorporated by reference to
                   Exhibit 3.1 of the Company's Registration Statement on Form S-4, Commission File No.57389
          3.2 -- Bylaws: Incorporated by reference to Exhibit 4.2 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083.
          4.1 -- Specimen CFC Common Stock certificate: Incorporated by reference to Exhibit 4.1 of Carolina First Corporation's Registration Statement on Form S-1, Commission File No. 33-7470.
          4.2 -- Specimen Noncumulative Convertible Preferred Stock Series 1993 certificate: Incorporated by reference to
                   Exhibit 4.3 from Carolina First Corporation's Registration Statement on Form S-2, Commission File No. 33-57110.
          4.3 -- Specimen Convertible Preferred Stock Series 1993B certificate: Incorporated by reference to Exhibit 4.3 from Carolina First Corporation's Registration Statement on Form S-2, Commission File No. 33-75458.
          4.4 -- Specimen Noncumulative Convertible Preferred Stock Series 1994 certificate: Incorporated by reference to
                   Exhibit 4.12 from Carolina First Corporation's Registration Statement on Form S-2, Commission File No. 33-75458.
          4.5  --  Articles of Incorporation: Included as Exhibit 3.1.
          4.6  --  Bylaws: Included as Exhibit 3.2.
          4.7  --  Series 1993 Preferred Stock Dividend Reinvestment Plan:
                   Incorporated by reference to the Prospectus in Carolina First Corporation's Registration Statement on Form S-3, Commission File No. 33-72868.
          4.8 -- Common Stock Dividend Reinvestment Plan: Incorporated by reference to the Prospectus in Carolina First Corporation's Registration Statement on Form S-3, Commission File No. 33-73280.
          4.9  --  Series 1994 Preferred Stock Dividend Reinvestment Plan:
                   Incorporated by reference to the Prospectus in Carolina First Corporation's Registration Statement on Form S-3, Commission File No. 33-79774.
          4.10 --  Shareholders'  Rights  Agreement:    Incorporated  by
                   reference to Exhibit 2 of Carolina First Corporation's Current Report on Form 8-K dated November 9, 1993, Commission File No. 0-15083.

         10.1 -- Carolina First Corporation Amended and Restated Restricted Stock Plan: Incorporated by reference to
                   Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-82668/82670.
         10.2  --  Carolina  First  Corporation  Employee  Stock Ownership
                   Plan: Incorporated by reference to Exhibit 10.2 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 0-15083.
         10.3 -- Carolina First Corporation Amended and Restated Stock Option Plan: Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-80822.
         10.4   -- Carolina  First  Corporation  Salary  Reduction  Plan:
                   Incorporated by reference to Exhibit 28.1 of Carolina First Corporation's Registration Statement on Form S-8, Commission File No. 33-25424.
         10.5 -- Noncompetition and Severance Agreement dated November 9, 1993, between Carolina First Corporation and Mack I. Whittle, Jr.: Incorporated by reference to Exhibit 10.1 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083.
         10.6 -- Noncompetition and Severance Agreement dated November 9, 1993, between Carolina First Corporation and William
                   S.  Hummers  III:  Incorporated by reference to Exhibit
                   10.2 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083.
         10.7 -- Noncompetition and Severance Agreement dated November 9, 1993, between Carolina First Corporation and James
                   W.   Terry,   Jr.:   Incorporated   by   reference   to
                   Exhibit 10.3 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083.

         10.8 -- Reorganization Agreement entered into as of October 13, 1994 by and among Carolina First Bank, Carolina First
                   Corporation   and   Aiken   County   National   Bank.
                   Incorporated by referenced to Exhibit 2.1 of Carolina First Corporation's Registration Statement on Form S-4, Commission File No. 33-57389.
         10.9 -- Reorganization Agreement dated as of November 14,1994 between and among Carolina First Corporation, Carolina First Bank and Midlands National Bank: Incorporated by reference to Exhibit 10.8 of Carolina First Corporation's Registration Statement on Form S-4, Commission File No. 33-57389.
         10.10 -- Short-Term Performance Plan: Incorporated by reference to Exhibit 10.3 of Carolina First
                   Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission
                   File No. 0-15083.
         10.11 -- Carolina First Corporation Long-Term Management Performance Plan.
         10.12 --  Carolina  First  Corporation  Employee  Stock  Purchase
                   Plan: Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-79668.
         10.13 --  Carolina First Corporation Directors Stock Option Plan:
                   Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-82668/82670.
         10.14 -- Pooling and Servicing Agreement dated as of December 31, 1994 between Carolina First Bank, as Seller and Master Servicer, and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 28.1 of Carolina First Corporation's Current Report on Form 8-K dated as of January 24, 1995.
         10.15 -- 1994-A Supplement dated as of December 31, 1994 between Carolina First Bank, as Seller and Master Servicer, and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 28.2 of Carolina First Corporation's Current Report on Form 8-K dated as of January 24, 1995.
         10.16 -- Capital Maintenance Commitment and Guaranty between Carolina First Corporation, Carolina First Bank and the Federal Deposit Insurance Corporation.

         10.17 -- Servicing Rights Purchase Agreement between Bank of America, F.S.B. and Carolina First Bank dated as of
                   March  31,  1995:    To  be  filed  by  amendment  when
                   available.
         11.1  --  Computation of Per Share Earnings.
         13.1  --  1994 Annual Report to Shareholders of the Company.
         21.1 -- Subsidiaries of the Registrant: Carolina First Bank and Carolina First Mortgage Company.
         23.1  --  Consent of Elliott, Davis & Company, L.L.P.
         27.1  --  Financial Data Schedules.


         (b) Certain reports on Form 8-K dated January 24, 1995, Commission File No. 0-15083 and March 15, 1995, Commission File No. 0-15083.

         (c) Exhibits  required to be filed with this Form 10-K by Item 601
             of    Regulation  S-K  are  filed  herewith or incorporated by
             reference herein.

         (d) Certain additional financial statements.  Not applicable

                         SIGNATURES
  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA FIRST CORPORATION

Signature                          Title                         Date
/s/ Mack I. Whittle, Jr.          President, Chief               March 27, 1995
Mack I. Whittle, Jr.              Executive Officer and Director

/s/ William S. Hummers III        Executive Vice President and   March 27, 1995
William S. Hummers, III           Secretary
                                  (Principal Accounting and
                                  Principal Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature                    Title            Date

/s/ William R. Timmons, Jr.  Director         March 27, 1995
William R. Timmons, Jr.

/s/ Mack I. Whittle, Jr.     Director         March 27, 1995
Mack I. Whittle, Jr.

/s/ William S. Hummers III   Director         March 27, 1995
William S. Hummers III

/s/ Judd B. Farr             Director         March 27, 1995
Judd B. Farr

                             Director         March   , 1995
C. Claymon Grimes, Jr.

/s/ Robert E. Hamby, Jr.     Director         March 27, 1995
Robert E. Hamby, Jr.

/s/ M. Dexter Hagy           Director         March 27, 1995
M. Dexter Hagy

                             Director         March   , 1995
R. Glenn Hilliard

/s/ Richard E. Ingram        Director         March 27, 1995
Richard E. Ingram

                             Director         March   , 1995
Charles B. Schooler

/s/ Elizabeth P. Stall       Director         March 27, 1995
Elizabeth P. Stall

/s/ William M. Webster III   Director         March 27, 1995
William M. Webster III

                         INDEX TO EXHIBITS

Exhibit
Number                 Description

10.11                  Carolina First Corporation Long-Term Management
                       Performance Plan.
10.16 Capital Maintenance Commitment and Guaranty between Carolina First Corporation, Carolina First Bank and the Federal Deposit Insurance Corporation.
11.1                   Computation of Per Share Earnings.
13.1                   1994 Annual Report to Shareholders of the Company.
23.1                   Consent of Elliott, Davis & Company, L.L.P.