Form 10-K/A
period 1994-12-31
CAROLINA FIRST CORP
filed 1995-04-27
CIK 797871

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549
                               Form 10-K
                            Amendment No. 1

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED
   DECEMBER 31, 1994

   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM to

   Commission file number 0-15083
                       CAROLINA FIRST CORPORATION
         (Exact name of registrant as specified in its charter)

                   South Carolina                                                  57-0824914
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

   102 South Main Street, Greenville, South Carolina                   29601
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

   Common Stock, $1.00 par value; 7.50% Noncumulative Convertible
   Preferred Stock Series 1993; 7.32% Noncumulativc Convertible
   Preferred Stock Series 1994
                                 (Title of Class)

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

    The Exhibit Index appears on Page 4 hereof.

    The Carolina First Corporation Annual Report on Form 10-K is hereby amended to include as Exhibit 10.17, the Servicing Rights Purchase Agreement between Bank of America, F.S.B. and Carolina First Bank dated as of March 31, 1995. In the initial filing of this Form 10-K, it was noted that this agreement would be filed as soon as it was available.

                             SIGNATURES

          Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Signature                     Title                                Date

   /s/ Mack I. Whittle, Jr.      President, Chief                 April 20, 1995
   Mack I. Whittle, Jr.          Executive Officer and Director

   /s/ William S. Hummers III    Executive Vice President and     April 20, 1995
   William S. Hummers, III       Secretary (Principal Accounting
                                 and Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange
   Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

   Signature                     Title                               Date

   /s/William R. Timmons, Jr.    Director                         April 20, 1995
   William R. Timmons, Jr.

   /s/Mack I. Whittle, Jr.       Director                         April 20, 1995
   Mack I. Whittle, Jr.

   /s/William S. Hummers III     Director                         April 20, 1995
   William S. Hummers III

   /s/Judd B. Farr               Director                         April 20, 1995
   Judd B. Farr

   /s/ C. Claymon Grimes, Jr.    Director                         April 20, 1995
   C. Claymon Grimes, Jr.

   /s/Robert E. Hamby, Jr.       Director                         April 20, 1995
   Robert E. Hamby, Jr.

   /s/M. Dexter Hagy             Director                         April 20, 1995
   M. Dexter Hagy

   /s/ R. Glenn Hilliard         Director                         April 20, 1995
   R. Glenn Hilliard

   /s/Richard E. Ingram          Director                         April 20, 1995
   Richard E. Ingram



   /s/ Charles B. Schooler       Director                         April 20, 1995
   Charles B. Schooler

   /s/Elizabeth P. Stall         Director                         April 20, 1995
   Elizabeth P. Stall

   /s/William W. Webster III     Director                         April 20, 1995
   William W. Webster III

                               INDEX TO EXHIBITS

       Exhibit
       Number                            Description

       10.17                             Servicing Rights Purchase
                                         Agreement be tween Bank  of
                                         America, F.S.B. and Carolina
                                         First Bank dated as of March
                                         31, 1995