Form 10-Q
period 1995-03-31
CAROLINA FIRST CORP
filed 1995-05-15
CIK 797871

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549


                               Form 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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


The number of outstanding shares of the issuer's $1.00 par value common stock as of May 10, 1995 was 5,246,230.

Consolidated Balance Sheets
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)


                                                                 March 31,  December 31,
ASSETS                                                              1995          1994
Cash and due from banks..................................... $   47,425  $       55,047
Federal funds sold and securities
  purchased under resale agreements.........................        500             500
Securities
   Trading..................................................      1,483           1,155
   Available for sale.......................................     55,206          49,648
   Held for investment (market value $64,382 in 1995
   and $62,868 in 1994).....................................     66,129          66,256
     Total securities.......................................    122,818         117,059
Loans held for sale.........................................      1,100          71,695
Loans.......................................................    847,099         795,047
   Less unearned income.....................................       (685)           (873)
   Less allowance for loan losses...........................     (7,552)         (5,267)
     Net loans..............................................    839,962         860,602
Premises and equipment......................................     36,599          36,842
Accrued interest receivable.................................      7,913           7,079
Other assets................................................     41,728          42,968
                                                             $1,096,945  $    1,120,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing..................................... $  115,853  $      119,950
    Interest-bearing........................................    791,933         805,498
      Total deposits........................................    907,786         925,448
  Borrowed funds............................................     97,269         107,200
  Accrued interest payable..................................      4,433           3,798
  Other liabilities.........................................      6,608           4,610
     Total liabilities......................................  1,016,096       1,041,056

Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding 917,200 shares (Series 1994),
    608,000 shares (Series 1993) and 54,067 shares (Series 1993B)
    in 1995 and 920,000 shares (Series 1994), 621,000 shares
    (Series 1993) and 60,000 shares (Series 1993B) in 1994;
    liquidation preference $25 per share (Series 1994 and 1993)
    and $20 per share (Series 1993B)........................     36,633          37,014
  Common stock-par value $1 per share; authorized 20,000,000 shares; issued and outstanding 4,636,166 shares in 1995
    and 4,581,247 in 1994...................................      4,636           4,581
  Surplus...................................................     39,653          39,037
  Retained earnings.........................................      1,490             472
  Nonvested restricted stock................................       (998)         (1,083)
  Guarantee of ESOP debt....................................       (126)           (126)
  Unrealized loss on securities available for sale..........       (439)           (854)
     Total shareholders' equity.............................     80,849          79,041
                                                             $1,096,945  $    1,120,097

Consolidated Statements of Income
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)

                                                              Three Months Ended March 31,
                                                                 1995          1994
Interest income
  Interest and fees on loans................................ $   19,803  $       12,093
  Interest on securities
    Taxable.................................................      1,330           1,301
    Exempt from Federal income taxes........................        242             187
      Total interest on securities..........................      1,572           1,488
  Interest on federal funds sold and securities
    purchased under resale agreements.......................         84             133
    Total interest income...................................     21,459          13,714

Interest expense
  Interest on deposits......................................      8,396           5,763
  Interest on borrowed funds................................      1,391             210
    Total interest expense..................................      9,787           5,973
    Net interest income.....................................     11,672           7,741

Provision for loan losses...................................      3,000              --
    Net interest income after
      provision for loan losses.............................      8,672           7,741

Noninterest income
  Service charges on deposit accounts.......................      1,189             826
  Credit card trust income..................................        377              --
  Fees for trust services...................................        300             245
  Mortgage banking income...................................        252             501
  Gain on sale of securities................................         97              73
  Sundry....................................................        756             326
  Gain on sale of purchased mortgage servicing rights.......      2,026              --
    Total noninterest income................................      4,997           1,971

Noninterest expenses
  Salaries and wages........................................      3,956           2,814
  Employee benefits.........................................      1,045           1,079
  Occupancy.................................................      1,042             797
  Furniture and equipment...................................        696             443
  Sundry....................................................      3,396           2,635
    Total noninterest expenses..............................     10,135           7,768
    Income before income taxes..............................      3,534           1,944
Income taxes................................................      1,237             466
    Net income .............................................      2,297           1,478
Dividends on preferred stock................................        727             310
    Net income applicable to common shareholders............ $    1,570  $        1,168

Per share data:*
    Net income per common share............................. $     0.34  $         0.26
    Fully diluted net income per common share...............       0.30            0.26
    Cash dividends per common share......................... $     0.06  $         0.05
Average common shares outstanding:*
    Primary.................................................  4,603,769       4,498,745
    Fully diluted...........................................  7,536,825       5,794,388

*Per share data have been restated to reflect 5% stock dividends.

Consolidated Statements of Cash Flows
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands)

                                                              Three Months Ended March 31,
                                                                 1995          1994
Cash Flows from Operating Activities
  Net income................................................$     2,297 $         1,478
  Adjustments to reconcile net income to net cash
    provided by operations
      Depreciation..........................................        763             486
      Amortization of intangibles...........................        775             333
      Provision for loan losses.............................      3,000              --
      Gain on sale of securities............................        (97)            (73)
      Gain on sale of purchased mortgage servicing rights...     (2,026)             --
      Unrealized gain on securities.........................         (4)             --
      Proceeds from sale of trading securities..............    170,937          92,946
      Proceeds from maturity of trading securities..........        528           9,565
      Purchase of trading securities........................   (171,789)       (103,488)
      Originations of mortgage loans held for sale..........     (5,746)        (11,410)
      Proceeds from sale of mortgage loans held for sale....      6,809          10,855
      Increase in interest receivable.......................       (834)           (320)
      Increase in interest payable..........................        635             125
      Decrease (increase) in other assets...................      2,576          (6,455)
      Increase (decrease) in other liabilities..............      1,799          (6,192)
      FHLB stock dividend...................................       (114)            (16)
    Net cash used for operating activities..................      9,509         (12,166)

Cash Flows from Investing Activities
  Proceeds from maturity of securities available for sale...     20,054          73,052
  Proceeds from maturity of securities held for investment..      2,176           2,924
  Purchase of securities available for sale.................    (24,903)        (90,257)
  Purchase of securities held for investment................     (1,935)         (7,153)
  Net decrease in federal funds sold and securities
    purchased under resale agreements.......................         --          54,142
  Net (increase) decrease in loans..........................     16,577         (47,689)
  Capital expenditures......................................       (520)         (2,715)
    Net cash used for investing activities .................     11,449         (17,696)

Cash Flows from Financing Activities
  Net increase (decrease) in deposits.......................    (17,662)          7,606
  Increase (decrease) in borrowed funds.....................     (9,931)         25,581
  Dividends on preferred and common stock...................     (1,002)           (369)
  Other common stock activity...............................         15             (57)
    Net cash provided by financing activities...............    (28,580)         32,761
Net change in cash and due from banks.......................     (7,622)          2,899

Cash and due from banks at beginning of year................     55,047          27,320
Cash and due from banks at end of period....................$    47,425 $        30,219

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              CAROLINA FIRST CORPORATION AND SUBSIDIARIES



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of these policies is included in the 1994 Annual
     Report to shareholders.


(2)  SECURITIES

     The change in the net unrealized loss on securities available for sale for the three months ended March 31, 1995 was a decrease of $415,000.


(3)  STATEMENTS OF CASH FLOWS

     Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to approximately $9,152,000 for the three months ended March 31, 1995. Income tax payments of $135,000 were made for the three months ended March 31, 1995.


(4)  ACQUISITIONS

     On April 10, 1995, the Company completed its acquisition of Aiken County National Bank ("ACNB"), which was accounted for as a pooling of interests. The financial statements for future periods will be restated to include ACNB. In connection with this acquisition, ACNB was merged into Carolina First Bank, and the Company issued 452,658 shares of the Company's common stock to the ACNB shareholders. At March 31, 1995, ACNB had approximately $39 million in assets, $30 million in loans and $35 million in deposits.

     Effective November 14, 1994, the Company entered into an agreement to acquire Midlands National Bank ("MNB"). The Company expects that this acquisition will be consummated in the second quarter of 1995. The Company expects to issue up to 784,242 shares of the Company's common stock in connection with this acquisition, which is expected to be accounted for as a pooling of interests. The transaction will be structured as a merger of MNB into Carolina First Bank. At March 31, 1995, MNB operated through three locations and had approximately $42 million in assets, $37 million in deposits and $27 million in loans.


(5)  MANAGEMENT'S OPINION




     The financial statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On April 10, 1995, the Company completed its acquisition of Aiken County National Bank, a national bank headquartered in Aiken, South Carolina ("ACNB"). The transaction was accounted for as a pooling of interests. Since this acquisition closed subsequent to the end of the first quarter of 1995, all financial information contained in this filing excludes the results of ACNB for all periods presented.


GENERAL

     Carolina First Corporation (the "Company") is a bank holding company headquartered in Greenville, South Carolina which operates through two subsidiaries: Carolina First Bank, a state-chartered bank headquartered in Greenville, South Carolina and Carolina First Mortgage Company, a South Carolina corporation headquartered in Columbia, South Carolina ("CF Mortgage"). Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial
needs of its customers.   The Company, which commenced banking
operations in December 1986, currently conducts business through 47 locations in South Carolina. At March 31, 1995, the Company had approximately $1.1 billion in assets, $847.5 million in loans, $907.8 million in deposits and $80.8 million in shareholders' equity.

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

     The Company's objective is to become the leading South Carolina-based banking institution. It believes that it can accomplish this goal by pursuing a "super-community bank" strategy, offering the personalized service and local decision-making authority that characterize community banks, as well as the sophisticated banking products offered by regional and super-regional institutions. The Company targets individuals and small- to medium-sized businesses in South Carolina that require a full range of quality banking services.




     The Company currently serves three principal market areas: the Greenville metropolitan area and surrounding counties (located in the Upstate region of South Carolina); the Columbia metropolitan area and surrounding counties (located in the Midlands region of South Carolina); and Georgetown and Horry counties (located in the Coastal region of South Carolina). In April 1994, the Company entered the Charleston market with its acquisition of Citadel Federal Savings and Loan Association from the Resolution Trust Corporation. The Company's principal market areas, together with the Charleston market, represent the four largest Metropolitan Statistical Areas in the state.

     The Company began its operations with the de novo opening of Carolina First Bank in Greenville and has pursued a strategy of growth through internal expansion and through the acquisition of branch locations and financial institutions in selected market areas. Its more significant acquisitions include (i) the acquisition in August 1990 of First Federal Savings and Loan Association of Georgetown (subsequently renamed Carolina First Savings Bank ("CF Savings Bank")), (ii) the acquisitions in March 1993 and May 1994 of twelve branch locations and six branch locations (the "6 Republic Branches"), respectively, of Republic National Bank, (iii) the acquisition of First Sun Mortgage Corporation (subsequently renamed Carolina First Mortgage Company) in September 1993, and (iv) the merger of Aiken County National Bank into Carolina First Bank in April 1995. Approximately half of the Company's total deposits have been generated through acquisitions.

     In the fourth quarter of 1994, the Company initiated a restructuring which was designed to improve its long-term competitive position. This restructuring had several unrelated components and involved (i) the merger of Carolina First Bank and CF Savings Bank, (ii) the securitization of credit card receivables, and (iii) the write-off of certain intangible assets. In connection with these transactions, the Company incurred in the fourth quarter of 1994 an aggregate, one-time, after-tax charge of $9.4 million ($12.2 million pre-tax). The Company believes that on a going-forward basis, the aggregate effect of the restructuring will be to increase pre-tax income by approximately $2.8 million a year. Absent the one-time charge associated with these transactions, the Company would have had net income of $7.5 million during 1994.

     Since 1990, Carolina First Bank acquired or originated credit card receivables which had outstanding balances of approximately $104 million as of December 31, 1994. In January 1995, Carolina First Bank contributed approximately $97 million of its credit card receivables to a master trust (the "Trust") in connection with a securitization of such credit card receivables (the "Securitization"). In connection with the Securitization, certain interests in the Trust were sold to an institutional investor, while Carolina First Bank retained certain residual interests in the Trust assets and potential income. In connection with the sale of such interests, Carolina First Bank received cash proceeds of approximately $66 million.

     The Company completed the merger of CF Savings Bank into Carolina First Bank. Management believes that there will be significant economic and managerial benefits from this combination including the elimination of duplicative administration, the consolidation of regulators, the reduction of regulatory burdens and increased management focus.

     CF Mortgage s principal activities include the origination and servicing of one-to-four family residential mortgage loans through its seven offices in South Carolina. At March 31, 1995, CF Mortgage was servicing 10,360 loans having an aggregate principal balance of approximately $800 million. This servicing includes approximately $435 million in servicing sold to an unrelated party as of March 31, 1995. The Company is subservicing these loans until June 1995. This sale resulted in a gain for the Company of approximately $2 million and was effected because the Company believed that the terms were favorable.

     On May 4, 1995, Carolina First Bank and HomeBanc executed a letter setting forth the proposed terms of the sale by HomeBanc and the purchase by Carolina First Bank of servicing rights associated with approximately $1 billion in mortgage loans. The purchase price for the servicing is expected to be approximately
$13 million. The sale is expected to be consummated on or before June 1, 1995. Consummation of the transaction is subject to, among other things, the completion of a satisfactory due diligence investigation by Carolina First Bank, the receipt of all necessary regulatory and other approvals, the execution of a mutually satisfactory purchase and sale agreement, and the sale of HomeBanc's capital stock to a designated individual. In connection with the transaction, Carolina First Bank will receive a letter of credit equal to 5% of the purchase price, which can be drawn upon by Carolina First Bank in certain instances, including for breaches of warranties by HomeBanc.

     On April 27, 1995, the Company filed a registration statement (Commission File No. 33-58879) (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the offering of up to $26.5 million in 9.0% Subordinated Notes due 2005 (the "Notes"). The Registration Statement was declared effective by the Commission on May 11, 1995. Contemporaneous with such effectiveness, the Company entered into an underwriting agreement (the "Underwriting Agreement") with J.C. Bradford & Co., Interstate/Johnson Loan Corporation, and Morgan Keegan & Company, Inc. (collectively, the "Underwriters"), pursuant to which the Underwriters agreed to purchase $23 million principal amount of the Notes. In the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to $3.45 million aggregate principal amount of additional Notes on the same terms and conditions applicable to the initial $23 million, solely to cover over-allotments, if any. The Company expects that the closing of the offering will take place on May 18, 1995; however, such closing is subject to compliance with certain standard conditions to closing set forth in the Underwriting Agreement. The offering is described in greater detail in the Registration Statement, to which reference is made.


RECENT ACQUISITIONS

     On April 10, 1995, the Company completed its acquisition of Aiken County National Bank, a national bank headquartered in Aiken, South Carolina ("ACNB"). At March 31, 1995, ACNB had two locations and approximately $39 million in assets, $35 million in deposits and $30 million in loans. In connection with this acquisition, ACNB was merged into Carolina First Bank, and the Company issued 452,658 shares of the Company's $1 par value common stock ("Common Stock") to the ACNB shareholders. The transaction was accounted for as a pooling of interests. Since this acquisition closed subsequent to the end of the first quarter of 1995, all financial information contained in this filing excludes the results of ACNB for all periods presented.

     In November 1994, the Company entered into an agreement to acquire Midlands National Bank, a national bank headquartered in Prosperity, South Carolina ("MNB"). The Company expects that this acquisition will be consummated in the second quarter of 1995. At March 31, 1995, MNB operated through three locations and had approximately $42 million in assets, $37 million in deposits and $27 million in loans. The Company expects to issue up to 784,242 shares of the Company's Common Stock in connection with this acquisition, which is expected to be accounted for as a pooling of interests. The transaction will be structured as a merger of MNB into Carolina First Bank, and the former MNB banking locations will be operated as branch locations of Carolina First Bank after the merger.


EARNINGS REVIEW

Net Interest Income

     The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets.
Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. As the primary contributor to the Company's earnings, net interest income constituted 80% of net revenues (net interest income plus noninterest income excluding the gain on sale of purchased mortgage servicing rights) in the first quarters of 1995 and 1994.

     Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

     Fully tax equivalent net interest income increased $3.9 million, or 49%, to $11.8 million in the first quarter of 1995 from $7.9 million in the first quarter of 1994. The increase resulted from an improvement in the net interest margin and a higher level of average earning assets. The improvement in the net interest margin, which increased to 4.97% in the first quarter of 1995 from 4.35% in the first quarter of 1994, primarily resulted from loans repricing more rapidly than deposits in a rising interest rate environment and a higher level of noninterest-bearing deposits. The growth in average earning assets, which increased $228.7 million to $961.0 million in the first quarter of 1995 from $732.3 million in the first quarter of 1994, resulted primarily from internal loan growth, which more than offset a decrease in investment securities. Loans averaged $257.2 million higher in the first quarter of 1995 than in the same period in 1994.


Provision for Loan Losses

     The provision for loan losses was $3 million and none in the first quarter of 1995 and 1994, respectively. The $3 million provision for loan losses in the first quarter of 1995 was made for several reasons. As a general matter, management believed that such provision was appropriate in view of a potential slowdown in the economy (which became evident in the first quarter) and an increase in the prime interest rate in February 1995, both of which could make it more difficult for certain borrowers to repay loans. Furthermore, management believed that such provision was prudent because the Company was expanding in new markets and was expecting to experience continued strong growth in loans. Also, the mix of its loan portfolio was changing such that a number of small loans were being replaced by larger credits, particularly in connection with the Securitization which occurred in January 1995. Finally, management determined that such provision was warranted because of the increase in charge-offs in the first quarter to $760,000.

     At March 31, 1995, the Company's allowance for loan losses as a percentage of nonperforming assets was 535.6%, compared to 439.4% a year earlier. The allowance for loan losses as percentage of total loans was 0.89% and 0.90% at March 31, 1995 and 1994, respectively. Annualized net charge-offs as a percentage of average loans were 0.34% in the first quarter of 1995 and 0.12% in the first quarter of 1994.

     At March 31, 1995, the Company was closely monitoring loans totaling approximately $8.5 million to three borrowers which were experiencing financial difficulty. None of these loans was included in nonperforming assets or loans 90 days or more past due and still accruing interest at March 31, 1995.


Noninterest Income

     Noninterest income, excluding the gain on sale of purchased mortgage servicing rights and securities transactions, increased 51% to $2.9 million for the three months ended March 31, 1995 from $1.9 million for the same period of 1994, for an increase of $1.0 million. On March 31, 1995, the Company sold purchased mortgage servicing rights associated with $435 million in loans, which resulted in a gain of approximately $2 million.

     Service charges on deposit accounts, generally the largest contributor to noninterest income, rose 44% to $1.2 million in the first quarter of 1995 from $826,000 in the first quarter of 1994. The increase in service charges was attributable to the acquisition of branches and new deposit accounts, increased fee charges and improved collection results. Average deposits for the same period increased 25%.

     During the first quarter of 1995, the Company received income of $377,000 from its interests in the Trust (created in the Securitization). Fees for trust services in the first quarter of 1995 increased to $300,000, up 22% from the $245,000 earned in the first quarter of 1994. Fees for trust services increased as a result of the generation of new trust business and additional assets under management. Assets under management of the trust department increased to approximately $264 million at March 31, 1995 from approximately $145 million at March 31, 1994.


     Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees. Mortgage banking income in the first quarter of 1995 decreased 50% to $252,000, as compared to $501,000 in the first quarter of 1994. This decrease is attributable to lower origination fees resulting from a slowdown in mortgage loan refinancings and a decline in servicing fees net of related amortization of purchased mortgage servicing rights. Origination fees totaled $189,000 in the first quarter of 1995, compared to $231,000 in the first quarter of 1994. Mortgage loans totaling approximately $7 million and $11 million were sold in the first quarters of 1995 and 1994, respectively. Income from this activity totaled $56,000 in the first quarter of 1995 and $32,000 in the first quarter of 1994.

     CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the right to service is owned by Carolina First Bank and other non-affiliated financial institutions. At March 31, 1995, CF Mortgage was servicing or subservicing 10,360 loans having an aggregate principal balance of approximately $800 million. These amounts include 5,257 loans having a principal balance of approximately $435 million which were sold to an unrelated third party effective March 31, 1995 but which CF Mortgage will continue to service through June 1995. This sale resulted in a gain for the Company of approximately $2 million and was effected because the Company believed that the terms were favorable. The Company has executed a letter with HomeBanc to purchase additional servicing rights in order to increase its servicing portfolio and replace the servicing rights sold. See "General." Servicing income from non-affiliated companies, net of the related amortization, was $7,000 for the first quarter of 1995 and $238,000 for the first quarter of 1994.


     The Company recognized gains on the sale of securities of $97,000 and $73,000 in the first quarters of 1995 and 1994, respectively. Sundry income was $430,000 higher for the first three months of 1995 than the same period of 1994, primarily because of higher customer service fees, insurance commissions, and appraisal fee income which were primarily related to increased lending and deposit activities.

     On August 18, 1993, Carolina First Bank entered into an investor services agreement with Edgar M. Norris & Co., Inc. ("Norris & Co."), a broker-dealer registered with the National Association of Securities Dealers, Inc., to offer certain brokerage services to Carolina First Bank's customers. Under this affiliate arrangement, Carolina First Bank offers certain brokerage services to its customers through dual employees (a Carolina First Bank employee who is also employed by Norris & Co.). The commissions or mark-up charges on transactions will be shared between Carolina First Bank and Norris & Co. as set forth in the investor services agreement. Brokerage services activity for the first quarter of 1995 has been limited.

Noninterest Expenses

     Noninterest expenses increased $2.3 million, or 29%, to $10.1 million in the first quarter of 1995 from $7.8 million in the first quarter of 1994. The increased expenditures primarily reflect the costs of additional personnel to support the Company's current and anticipated growth.

     Salaries and wages and employee benefits increased $1.1 million, or 28%, to $5.0 million in the first quarter of 1995 from $3.9 million in the first quarter of 1994. Full-time equivalent employees rose to 449 as of March 31, 1995 from 443 as of March 31, 1994. The staffing cost increases were principally attributable to acquisitions (primarily the acquisition of the 6 Republic Branches), the opening of de novo branches (including Lexington and Myrtle Beach main offices), and additional personnel hired to support the internal growth in loans and deposits.

     Occupancy and furniture and equipment expenses increased $498,000, or 40%, to $1.7 million for the three months ended March 31, 1995 from $1.2 million for the three months ended March 31, 1994. This increase resulted principally from the addition of new banking offices, including new Myrtle Beach and Lexington main offices.

     Sundry noninterest expenses increased $761,000 to $3.4 million in the first quarter of 1995 from $2.6 million in the first quarter of 1994. Of this increase, $442,000 represented the amortization of intangibles and $154,000 represented higher federal deposit insurance premiums associated with higher deposit levels. Intangibles amortization increased principally as a result of the acquisition of the 6 Republic Branches in May 1994 and the reclassification of loan premiums as intangible assets. The increase in the remaining sundry noninterest expense was primarily attributable to the overhead and operating expenses associated with higher lending and deposit activities. The large items of sundry noninterest expenses were stationery, supplies and printing, telephone, postage, credit card processing charges and advertising.


BALANCE SHEET REVIEW

Loans

     The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial portion of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At March 31, 1995, the Company had total loans outstanding of $847.5 million which equaled approximately 93% of the Company's total deposits and approximately 77% of the Company's total assets.

     The Company's loans increased $234.3 million, or 38%, to $847.5 million at March 31, 1995 from $613.2 million at March 31, 1994. Of this increase, $37.5 million resulted from loans acquired in branch acquisitions. This increase was net of $51 million of mortgage loans sold, which were predominantly current production, fixed rate mortgage loans, and the Securitization.

     The Company has experienced significant growth in its commercial and commercial mortgage loans over the past several years. Furthermore, these loans constitute approximately 53% of the Company's total loans. There are certain risks inherent in making all loans, including risks resulting from uncertainties as to the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. However, commercial, multi-family mortgage and commercial mortgage loans are generally more risky than one-to-four family or consumer loans because they are unique in character, are generally larger in amount and are dependent upon the business' generating cash to service the loan.

     The Company had loans to 39 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $112.5 million, or 13%, of the Company's loan portfolio in the first quarter of 1995. The Company had loans to ten borrowers having principal amounts in excess of $5 million, which loans accounted for $65.8 million, or 7%, of the Company's loan portfolio in the first quarter of 1995. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

     For the first three months of 1995, the Company's loans averaged $835.5 million with a yield of 9.61%, compared with $578.4 million and a yield of 8.52% for the same period of 1994. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The increase in loan yield more than offset the upward repricing of deposits which resulted in a higher net interest margin.


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

     In addition, various regulatory agencies, as a part of their examination process, periodically review Carolina First Bank's allowance for loan losses and real estate owned. Such agencies may require Carolina First Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

     The Company attempts to deal with repayment risks through the establishment of, and adherence to, internal credit policies. These policies include officer and customer limits, periodic documentation examination and follow-up procedures for any exceptions to credit policies. A summary of the Company's approach to managing credit risk is provided below in the "Asset Quality" section.

     At March 31, 1995, the Company had $762,000 in non-accruing and restructured loans and $2.0 million in loans greater than ninety days past due on which interest was still being accrued. This compares with $478,000 and $1.1 million, respectively, at March 31, 1994. Nonperforming assets as a percentage of loans and other real estate owned were 0.17% and 0.20% at March 31, 1995 and 1994, respectively. Charge-offs as a percentage of average loans during the first three months of 1995 were 0.34%, compared with 0.12% for the first three months of 1994. These asset quality measures compare favorably to the Company's peer group.

     The allowance for loan losses totaled $7.6 million, or 0.89%
of total loans, at the end of March 1995, compared with $5.5 million, or 0.90% of total loans, at the end of March 1994. The allowance for loan losses as a percentage of non-performing loans was 991% and 1,153% as of March 31, 1995 and 1994, respectively.
The following table presents changes in the allowance for loan losses:

                                  ($ in thousands)

          Balance at 12/31/94          $5,267
          Provision for loan losses     3,000
          Charge-offs                    (759)
          Recoveries                       44
          Balance at 3/31/95           $7,552

     Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan . Under the new standard, the Company must value all specifically reviewed loans for which it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement on the discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

     At March 31, 1995, the recorded investment in loans that were considered to be impaired under SFAS 114 was $155,000. The related allowance for these impaired loans was $64,000. The average recorded investment and foregone interest on impaired loans during the quarter ended March 31, 1995 was approximately $333,000 and $17,000, respectively. For the quarter ended March 31, 1995, the Company recognized interest income on impaired loans of $3,000, none of which was recognized using the cash method of income recognition.


Securities

     Debt securities held as assets are classified as investment securities, securities available for sale or trading securities.
Effective January 1, 1994, the Company adopted SFAS 115,
"Accounting for Certain Investments in Debt and Equity
Securities." Securities classified as investments are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as an investment asset, the Company must have the ability and a positive intention to hold them to maturity. Securities available for sale are carried at market value with unrealized gains or losses reported in shareholders' equity. These securities may be disposed of if management believes that the sale would provide the Company and its subsidiaries with increased liquidity or, based upon prevailing or projected economic conditions, that such sales would be a safe and sound banking practice and in the best interest of the stockholders. Trading securities are carried at market value with adjustments for unrealized gains or losses reported in noninterest income. The Company's policy is to acquire trading securities only to facilitate their sale to customers.

     The Company's subsidiaries are generally limited to investments in (i) United States Treasury securities or United States Government guaranteed securities, (ii) securities of United States Government agencies, (iii) mortgage-backed securities, (iv) general obligation municipal bonds and revenue bonds which are investment grade rated and meet certain other standards, and (v) money market instruments which are investment grade rated and meet certain other standards.

     During the first quarter of 1993, the Company received approval to establish dealer bank operations to sell United
States Treasury, Federal agency and municipal bonds to individuals, corporations and municipalities through its investments division. Income from the Company's dealer activity is not material.

     At March 31, 1995, the Company's total investment portfolio had a book value of $123.5 million and a market value of $121.1 million for an unrealized loss of $2.4 million. The investment portfolio has a weighted average duration of approximately 1.94 years. Securities (i.e., investment securities, securities available for sale and trading securities) averaged $120.6 million in the first three months of 1995, 14% below the first quarter 1994 average of $140.6 million. The average portfolio yield increased to 5.76% for the first three months of 1995 from 4.56% for the first three months of 1994. The portfolio yield increased due to a rising interest rate environment. At March 31, 1995, securities totaled $122.8 million, down $13.9 million from the $136.7 million invested as of the first quarter end 1994.


Other Assets

     At March 31, 1995, other assets included other real estate owned of $648,000 and intangible assets of $21.3 million. The intangible assets balance is attributable to goodwill of $8.6 million, core deposit balance premiums of $10.8 million, excess and purchased mortgage servicing rights of $1.6 million and purchased credit card premiums of $328,000.


Deposits

     Carolina First Banks' primary source of funds for loans and investments is its deposits which are gathered through Carolina First Bank's branch network. Competition for deposit accounts is primarily based on the interest rates paid thereon and the convenience of and the services offered by the branch locations. The Company's pricing policy with respect to deposits takes into account the liquidity needs of the Company, the direction and levels of interest rates, and local market conditions. Certificates of deposit in amounts in excess of $100,000 are held primarily by customers in the Company's market areas. It is the Company's policy not to use deposit brokers.

     During the first three months of 1995, interest-bearing liabilities averaged $896.5 million, compared with $685.7 million for the comparable period of 1994. This increase resulted principally from branch acquisitions. The average interest rates were 4.44% and 3.53% for the first three months of 1995 and 1994, respectively. At March 31, 1995, interest-bearing deposits comprised approximately 87% of total deposits and 89% of interest-bearing liabilities. In 1994, the Company modified its funding strategy to rely more on advances from the Federal Home Loan Bank (the "FHLB") because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower that the marginal cost of raising deposits. At March 31, 1995, FHLB advances totaled $68.2 million, compared with $18.0 million at March 31, 1994.

     The Company uses its deposit base as its primary source of funds. Deposits grew 24% to $907.8 million at March 31, 1995 from $732.2 million at March 31, 1994. Of the $175.6 million increase in deposits, approximately $141.2 million resulted from the acquisition of the 6 Republic Branches and Citadel Federal Savings and Loan Association. Internal growth generated the remaining new deposits. During the first three months of 1995, total interest-bearing deposits averaged $801.4 million with a rate of 4.25%, compared with $659.0 million with a rate of 3.55% in 1994. As the level of interest rates continued to rise in 1994, the Company was able to reprice deposits more slowly than the increases in the yields on earning assets.

.    Average noninterest-bearing deposits, which increased 62%
during the year, increased to 12.01% of average total deposits in the first quarter of 1995 from 9.39% in the first quarter of 1994. This increase was attributable to new accounts from commercial loan customers and escrow balances related to mortgage servicing operations.

     The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 88% for the first quarter of 1995. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.


Capital Resources and Dividends

     The Company's capital needs have been met principally through public offerings of common and preferred stock and through the retention of earnings. In addition, the Company issued capital stock in connection with the acquisitions of CF Savings Bank, CF Mortgage and ACNB.

     The Company's initial public offering in 1986 raised $15.3 million in common equity and, to date, represents the largest amount of initial equity raised in connection with the startup of a financial institution in South Carolina. Other public offerings of capital stock include the offering of the 8.32% Cumulative Convertible Preferred Stock ("Series 1992 Preferred Stock") in May 1992, which raised $10.3 million, and the offering of the 7.50% Noncumulative Convertible Preferred Stock Series ("Series 1993 Preferred Stock") in March 1993, which raised $14.5 million, and the offering of the 7.32% Noncumulative Convertible Preferred Stock Series 1994 ("Series 1994 Preferred Stock") in April 1994, which raised $21.4 million. In December 1993, the Company redeemed the Series 1992 Preferred Stock. In connection with such redemption, substantially all of the outstanding shares of Series 1992 Preferred Stock were converted into 1,089,674 shares of Common Stock.

     On April 10, 1995, the Company completed its acquisition of ACNB. In connection with this acquisition, ACNB was merged into Carolina First Bank, and the Company issued 452,658 shares of the

Company's Common Stock to the ACNB shareholders. In November 1994, the Company entered into an agreement to acquire MNB. The Company expects that this acquisition will be consummated in the second quarter of 1995. The Company expects to issue up to 784,242 shares of the Company's Common Stock in connection with this acquisition.

     On April 27, 1995, the Company filed the Registration Statement with the Commission with respect to the offering of up to $26.45 million of the Notes. The Registration Statement was declared effective by the Commission on May 11, 1995. Contemporaneous with such effectiveness, the Company entered into the Underwriting Agreement ) with the Underwriters, pursuant to which the Underwriters agreed to purchase $23 million principal amount of Notes. In the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to $3.45 million aggregate principal amount of additional Notes on the same terms and conditions applicable to the initial $23 million, solely to cover over-allotments, if any. The Company expects that the closing of the offering will take place on May 18, 1995; however, such closing is subject to compliance with certain standard conditions to closing set forth in the Underwriting Agreement. The offering is described in greater detail in the Registration Statement, to which reference is made. The proceeds of the offering will qualify as Tier 2 capital. The Company anticipates that approximately $15 million of the proceeds of this offering will be contributed to Carolina First Bank to provide additional capital to support internal growth and acquisitions.

     Risk-based capital guidelines for financial institutions adopted by the regulatory authorities went into effect after December 31, 1991. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in asset risk profile among financial institutions, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. However, the guidelines require that intangible assets be deducted when computing risk-based capital ratios. Acquisitions accounted for using the purchase method of accounting generally create intangible assets. Consequently, the Company's ability to make cash acquisitions in the future using the purchase method of accounting may be adversely affected. Intangible assets created as a result of the purchase method of accounting also reduce the Company's tangible book value. The ability of the Company to make acquisitions using the pooling of interests method of accounting will not be affected by the guidelines. Acquisitions using the pooling of interests method of accounting involve the issuance of equity securities in exchange for the securities of the acquired company.

     Total shareholders' equity increased $17.1 million, or 27%, to $80.8 million at March 31, 1995 from $63.7 million at March 31, 1994. This change primarily reflects the capital raised in connection with the Series 1994 Preferred Stock offering, which was issued on April 15, 1994, which capital issuance was partially offset by the fourth quarter 1994 one-time restructuring charges.

     Book value per share at March 31, 1995 and 1994 was $8.98 and $10.41, respectively. The decline in book value was attributable to the one-time 1994 restructuring charges. Tangible book value per share at March 31, 1995 and 1994 was $4.79 and $7.15, respectively. Tangible book value was significantly below book value as a result of the purchase premiums associated with branch acquisitions and the purchase of CF Mortgage. Tangible book value declined during 1994 as a result of the addition of intangible assets related to the branch acquisitions and reclassification of loan premiums as intangible assets.

     Under the capital guidelines of the Board of Governors of the Federal Reserve (the "Federal Reserve Board") and the Federal
Deposit Insurance Corporation ("FDIC"), the Company and Carolina

First Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill. Banks and bank holding companies must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets less goodwill and other intangibles) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

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

     At December 31, 1994, the Company and CF Savings Bank were in compliance with each of the applicable regulatory capital requirements and exceeded the "adequately capitalized" regulatory guidelines. Carolina First Bank exceeded the "adequately capitalized" regulatory guidelines for the Tier 1 risk-based capital and leverage ratios, but was "undercapitalized" for the total risk-based capital ratio. In February 1995, the Company received a letter from the FDIC which indicated that, based on its analysis of Carolina First Bank's Report of Condition as of December 31, 1994, Carolina First Bank was undercapitalized because its total risk-based capital ratio had fallen below 8% to 6.70%, principally as a result of the inclusion of certain off-balance sheet items as risk-weighted assets. As a result of the capital deficiency, Carolina First Bank committed to (1) merge CF Savings Bank into Carolina First Bank, (2) consummate the Securitization, (3) have the Company contribute capital of $3.5 million to Carolina First Bank, and (4) sell certain purchased mortgage servicing rights. All these steps were taken by March 31, 1995. Although these steps were the subject of an agreement between Carolina First Bank and the FDIC, the Company had determined to effect all of these actions, except the $3.5 million capital contribution, prior to and independent of the capital deficiency matter. As a result of its total risk-based capital ratio declining below 8%, the Company, Carolina First Bank and the FDIC entered into a Capital Maintenance Commitment and Guaranty Agreement pursuant to which the Company guaranteed that Carolina First Bank will comply with the capital restoration plan described above until Carolina First Bank has been "adequately capitalized" on average during each of four consecutive quarters. At the end of February, Carolina First Bank's total risk-based capital ratio was 8.10%. Carolina First Bank has received a letter from the FDIC confirming that it is "adequately capitalized".

     At March 31, 1995, the Company and Carolina First Bank were in compliance with each of the applicable regulatory capital requirements and exceeded the "adequately capitalized" regulatory guidelines. Carolina First Bank's risk-based insurance assessment has been set at 0.26% of its average assessment base for Bank Insurance Fund-insured deposits and 0.23% of its average assessment base for Savings Association Insurance Fund-insured deposits. Approximately 25% of Carolina First Bank's deposits are insured through the Savings Association Insurance Fund. The following table sets forth various capital ratios for the Company and Carolina First Bank.


         Capital Ratios
                                          As of    Well Capitalized  Adequately Capitalized
                                         3/31/95      Requirement         Requirement


          Company:
             Total Risk-based Capital       8.22%      10.0%                8.0%
             Tier 1 Risk-based Capital      7.32        6.0                 4.0
             Leverage Ratio                 5.74        5.0                 4.0

          Carolina First Bank:
             Total Risk-based Capital       8.11       10.0                 8.0
             Tier 1 Risk-based Capital      7.22        6.0                 4.0
             Leverage Ratio                 5.65        5.0                 4.0


     The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay.

     In each year from 1989 through 1994, the Company issued 5% common stock dividends to common stockholders. The Company has paid all scheduled cash dividends on the Series 1993 Preferred Stock, Series 1993B Preferred Stock and Series 1994 Preferred Stock since their respective issuances.

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


LIQUIDITY AND INTEREST RATE SENSITIVITY

     Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves meeting the cash flow requirements of the Company. These cash flow requirements primarily involve withdrawals of deposits, extensions of credit, payment of operating expenses and repayment of purchased funds. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sales of debt securities, temporary investments and earnings. Temporary investments averaged 0.51% and 1.82% of earning assets in the first quarter of 1995 and 1994, respectively. Management believes that the Company maintains an adequate level of liquidity by retaining liquid assets and other assets that can easily be converted into cash, and by maintaining access to alternate sources of funds, including federal funds purchased from correspondent banks and borrowing from the FHLB.

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. FDIC examiners suggest that a commercial bank maintain a liquidity ratio of between 20% and 25%. At March 31, 1995, Carolina First Bank's liquidity ratio was approximately 15.2%. At March 31, 1995, Carolina First Bank had unused short-term lines of credit totaling approximately $33.7 million. All of these lenders have reserved the right to withdraw these lines of credit at their option. In addition, Carolina First Bank has access to borrowing from the FHLB. At March 31, 1995, unused borrowing capacity from the FHLB totaled $91.8 million. Management believes that these sources are adequate to meet its liquidity needs.

     In 1994, the Company modified its funding strategy to rely more on advances from the FHLB because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower than the marginal cost of raising deposits. At March 31, 1995, FHLB advances totaled $68.2 million, compared with $18.0 million at March 31, 1994.

     The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowing. The Company generates cash to meet these needs primarily through management fees and dividends paid to it by its subsidiaries and secondarily from existing cash reserves, sales of marketable investment securities, interest income on its investment assets and certain other vehicles.

     The interest sensitivity gap is the difference between total interest sensitive assets and liabilities in a given time period. The objective of interest sensitivity management is to maintain reasonably stable growth in net interest income despite changes in market interest rates by maintaining the proper mix of interest sensitive assets and liabilities. Over the past several years, the environment in which financial institutions operate has been characterized by volatile interest rates and greater reliance on market-sensitive deposits, increasing both the importance and the difficulty of interest sensitivity management. Management seeks to maintain a general equilibrium between interest sensitive assets and liabilities in order to insulate net interest income from significant adverse changes in market rates.

     The Company's Asset/Liability Management Committee uses an asset/liability simulation model which quantifies balance sheet and earnings variations under different interest rate environments to measure and manage interest rate risk.


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

     As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs totaled $716,000 in the first three months of 1995 and $177,000 in the first three months of 1994, or 0.34% and 0.12%, respectively, as a percentage of average loans. Nonperforming assets as a percentage of loans and other real estate owned were 0.17% and 0.20% as of March 31, 1995 and 1994, respectively.


INDUSTRY DEVELOPMENTS

     Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations. See "Capital Resources and Dividends."

                             PART II


ITEM 1    LEGAL PROCEEDINGS

          On October 31, 1994, J.W. Charles Clearing Corp. filed a lawsuit against Carolina First Bank in the Court of Common Pleas in Lexington County, South Carolina. Such action, in general, claims that Carolina First Bank improperly paid approximately $600,000 in checks to Harold McCarley and/or McCarley and Associates, Inc. The complaint seeks actual and punitive damages in an amount to be determined by a jury, plus interest on the damages and other costs. Carolina First Bank has answered the complaint and is vigorously defending such complaint. Carolina First Bank believes that there are valid defenses available to it. In connection with the litigation, Carolina First bank also expects to make a claim under insurance policies for any losses it may suffer which, if determined to cover the loss, could pay for substantially all of the actual damages, if any, determined to be appropriate by a jury. However, no assurance can be given at this time regarding whether it will be determined that any losses suffered in this litigation will be covered by the insurance policy. Furthermore, the Company is not in a position at this time to assess the likely outcome of the litigation or any damages for which it may become liable.


ITEM 2    CHANGE IN SECURITIES

          On April 27, 1995, the Company filed the Registration Statement (Commission File No. 33-58879) with the Commission with respect to the offering of up to $26.45 million principal amount of the Notes. The Registration Statement was declared effective by the Commission on May 11, 1995. Contemporaneous with such effectiveness, the Company entered into the Underwriting Agreement with the Underwriters, pursuant to which the Underwriters agreed to purchase $23 million principal amount of Notes. In the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to $3.45 million aggregate principal amount of additional Notes on the same terms and conditions applicable to the initial $23 million, solely to cover over-allotments, if any. The Company expects that the closing of the offering will take place on May 18, 1995; however, such closing is subject to compliance with certain standard conditions to closing set forth in the Underwriting Agreement.
          The terms of the Notes provide that upon an "event of default" as defined in the indenture entered into by Carolina First Bank and First American National Bank, as Trustee, no dividends may be paid on any outstanding equity securities of the Company until such "event of default" is remedied. An "event of default" includes, among other things, the failure to pay interest and principal on the Notes when due. Accordingly, the Notes are senior to all outstanding equity securities of the Company, including with respect to payment of dividends or interest (as the case may be) and upon liquidation.

                             PART II
                           (Continued)



ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          On April 20, 1995, the Company held its 1995 Annual Meeting of Stockholders. At the 1995 Annual Meeting, the following individuals were elected as Directors with the votes indicated.
                                   In Favor          Against

          Judd B. Farr             5,770,239         3,253
          C. Claymon Grimes, Jr.   5,769,416         3,722
          Elizabeth P. Stall       5,772,115         1,023
          Mack I. Whittle, Jr.     5,772,131         1,307

          M. Dexter Hagy, Robert E. Hamby, Jr., R. Glenn
          Hilliard, William S. Hummers III, Richard E. Ingram,
          Charles B. Schooler, William R. Timmons, Jr. and
          William M. Webster III continued in their present terms as directors.


          At the 1995 Annual Meeting, the shareholders also approved certain amendments to the Employee Stock
          Purchase Plan.

                                        In Favor        Against

          Employee Stock Purchase
             Plan Amendments            3,822,600      1,924,937*

          *  Includes broker non-votes.


ITEM 5    OTHER INFORMATION

          Completed Acquisition

               On April 10, 1995, the Company completed its acquisition of Aiken County National Bank ("ACNB"). At March 31, 1995, ACNB had two locations and approximately $39 million in assets, $35 million in deposits and $30 million in loans. In connection with this acquisition, ACNB was merged into Carolina First Bank, and the Company issued 452,658 shares of the Company's $1 par value common stock ( Common

                             PART II
                           (Continued)



          Stock ) to the ACNB shareholders. The transaction was accounted for as a pooling of interests.


          Pending Acquisition

               In November 1994, the Company entered into an agreement to acquire Midlands National Bank ("MNB"). The Company expects that this acquisition will be consummated in the second quarter of 1995. At March 31, 1995, MNB operated through three locations and had approximately $42 million in assets, $37 million in deposits and $27 million in loans. The Company expects to issue up to 784,242 shares of the Company's Common Stock in connection with this acquisition, which is expected to be accounted for as a pooling of interests.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits


 4.1      Form of Indenture between the Company and First
          American Trust Company, N.A., as Trustee: Incorporated
          by reference to Exhibit 4.11 from the Company's
          Registration Statement on Form   S-3, Commission File
          No. 33-58879.

 4.2 Form of Subordinated Note due 2005: Incorporated by reference to Exhibit 4.12 from the Company's Registration Statement on Form S-3, Commission File No. 33-58879.

11.1      Computation of Primary and Fully Diluted Earnings Per Share.

27.1      Financial Data Schedules.


  (b)  Reports on Form 8-K

     The Company filed Current Reports on Form 8-K dated January
     24, 1995, March 15, 1995 and April 10, 1995.

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