Form 10-Q
period 1995-06-30
CAROLINA FIRST CORP
filed 1995-08-14
CIK 797871

                                                United States
                                    Securities and Exchange Commission
                                          Washington, D.C. 20549


                                                Form 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

Yes    X        No

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 9, 1995 was 5,848,799.

Consolidated Balance Sheets
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)
                                               June 30,     December
ASSETS                                            1995          1994
Cash and due from banks................... $   56,351        59,750
Federal funds sold and securities
  purchased under resale agreements.......        530         4,420
Securities
   Trading................................      1,004         1,155
   Available for sale.....................     74,947        59,078
   Held for investment (market value
   $79,041 in 1995 and $66,820 in 1994)...     79,907        70,264
     Total securities.....................    155,858       130,497
Loans held for sale.......................      3,175        71,695
Loans.....................................    968,742       852,246
   Less unearned income...................       (534)         (873)
   Less allowance for loan losses.........     (8,275)       (6,002)
     Net loans............................    963,108       917,066
Premises and equipment....................     38,900        39,823
Accrued interest receivable...............      8,866         7,674
Other assets..............................     54,889        45,120
                                           $1,278,502     1,204,350

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing................... $  136,798       126,974
    Interest-bearing......................    881,575       874,774
      Total deposits......................  1,018,373     1,001,748
  Borrowed funds..........................    135,378       107,236
  Subordinated notes......................     25,172            --
  Accrued interest payable................      5,428         4,141
  Other liabilities.......................      4,094         4,743
     Total liabilities....................  1,188,445     1,117,868

Shareholders' Equity
  Preferred stock-no par value; authorized
    10,000,000 shares; issued and
    outstanding 917,200 shares (Series 1994),
    533,000 shares (Series 1993) and 53,575
    shares (Series 1993B) in 1995 and
    920,000 shares (Series 1994), 621,000
    shares (Series 1993) and 60,000 shares
    (Series 1993B) in 1994; liquidation
    preference $25 per share (Series
    1994 and 1993) and $20 per share
    (Series 1993B)........................     34,821        37,014
  Common stock-par value $1 per share;
    authorized 20,000,000 shares; issued
    and outstanding 5,831,724 shares in
    1995 and 5,618,873 in 1994............      5,832         5,619
  Surplus.................................     48,016        45,543
  Retained earnings.......................      2,572           515
  Nonvested restricted stock..............       (914)       (1,083)
  Guarantee of ESOP debt..................       (126)         (126)
  Unrealized gain (loss) on securities
    available for sale....................       (144)       (1,000)
     Total shareholders' equity...........     90,057        86,482
                                           $1,278,502     1,204,350

Consolidated Statements of Income
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)

                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                                1995      1994              1995      1994
Interest income
  Interest and fees on loans................................ $ 22,177  $ 16,500           $ 43,404  $ 29,876
  Interest on securities
    Taxable.................................................    1,683     1,430              3,201     2,871
    Exempt from Federal income taxes........................      239       256                492       449
      Total interest on securities..........................    1,922     1,686              3,693     3,320
  Interest on federal funds sold and securities
    purchased under resale agreements.......................      105       247                253       441
    Total interest income...................................   24,204    18,433             47,350    33,637

Interest expense
  Interest on deposits......................................    9,927     7,126             19,011    13,515
  Interest on borrowed funds and subordinated notes.........    2,216       268              3,638       509
    Total interest expense..................................   12,143     7,394             22,649    14,024
    Net interest income.....................................   12,061    11,039             24,701    19,613

Provision for loan losses...................................      990       204              4,390       242
    Net interest income after
      provision for loan losses.............................   11,071    10,835              20,311    19,371

Noninterest income
  Service charges on deposit accounts.......................    1,370       881               2,665     1,781
  Credit card trust income..................................      790        --               1,167        --
  Fees for trust services...................................      212       251                 512       496
  Mortgage banking income...................................      584       550                 892     1,050
  Gain on sale of securities................................       92        62                 197       135
  Sundry....................................................      519       365               1,243       743
  Gain on sale of purchased mortgage servicing rights.......       --        --               2,026        --
    Total noninterest income................................    3,567     2,109               8,702     4,205

Noninterest expenses
  Salaries and wages........................................    4,224     4,088               8,483     7,177
  Employee benefits.........................................    1,031       777               2,130     1,935
  Occupancy.................................................    1,044       867               2,106     1,669
  Furniture and equipment...................................      828       676               1,565     1,200
  Acquisition costs.........................................      493        --                 493        --
  Sundry....................................................    3,702     3,725               7,603     6,668
    Total noninterest expenses..............................   11,322    10,133              22,380    18,649
    Income before income taxes..............................    3,316     2,811               6,633     4,927
Income taxes................................................    1,163       880               2,297     1,420
    Net income .............................................    2,153     1,931               4,336     3,507
Dividends on preferred stock................................      685       661               1,412       971
    Net income applicable to common shareholders............ $  1,468  $  1,270            $  2,924  $  2,536

Net income per common share:*
    Primary................................................. $   0.24  $   0.22            $   0.48  $   0.44
    Fully diluted...........................................     0.24      0.22                0.47      0.44
Average common shares outstanding:*
    Primary.................................................6,231,337  5,829,209          6,144,354  5,821,200
    Fully diluted...........................................9,160,880  8,652,326          9,149,002  7,912,971


*Per share data have been restated to reflect 5% stock dividends.

Consolidated Statements of Cash Flows
Consolidated
(Unaudited)
(All Amounts, Except Per Share Data, in Thousands)

                                                                     Six Months Ended June 30
                                                                        1995          1994
Cash Flows from Operating Activities
  Net income.....................................................  $     4,336   $     3,507
  Adjustments to reconcile net income to net cash
    used for operations
      Depreciation...............................................        1,668         1,262
      Amortization of intangibles................................        1,687           731
      Provision for loan losses..................................        4,390           242
      Gain on sale of securities.................................         (197)         (135)
      Gain of sale of purchased mortgage servicing rights........       (2,026)           --
      Unrealized gain on securities..................................       (6)           --
      Proceeds from sale of trading securities...................      248,497       175,449
      Proceeds from maturity of trading securities...............        3,432        16,406
      Purchase of trading securities.............................     (251,772)     (192,771)
      Originations of mortgage loans held for sale...............      (29,348)      (20,816)
      Proceeds from sale of mortgage loans held for sale.........       26,245        22,681
      Increase in interest receivable............................       (1,192)       (2,025)
      Increase in interest payable...............................        1,287           579
      Increase in other assets...................................       (9,551)      (12,699)
      Decrease in other liabilities..............................       (1,103)       (3,761)
      FHLB stock dividend........................................           --           (33)
    Net cash used for operating activities.......................       (3,653)      (11,383)

Cash Flows from Investing Activities
  Proceeds from maturity of securities available for sale........       32,533       137,037
  Proceeds from maturity of securities held for investment.......        2,817         6,906
  Purchase of securities available for sale......................      (49,547)     (158,610)
  Purchase of securities held for investment.....................       (9,842)      (14,974)
  Proceeds from sale of securities available for sale................       --        10,099
  Net decrease in federal funds sold and securities purchased
    under resale agreements......................................        3,890        49,841
  Net increase in loans..........................................      (47,039)     (140,331)
  Capital expenditures...........................................         (745)       (7,447)
    Net cash used for investing activities ......................      (67,933)     (117,479)

Cash Flows from Financing Activities
  Acquired deposits (net)............................................       --        97,735
  Net increase (decrease) in deposits............................       16,625          (498)
  Increase in borrowed funds.....................................       28,142        22,386
  Issuance of subordinated notes.................................       25,172            --
  Issuance of preferred stock........................................       --        21,442
  Dividends on preferred and common stock........................       (2,132)       (1,182)
  Other common stock activity........................................      380           267
    Net cash provided by financing activities....................       68,187       140,150
Net change in cash and due from banks............................       (3,399)       11,288

Cash and due from banks at beginning of year.....................       59,750        31,516
Cash and due from banks at end of period.........................  $    56,351   $    42,804


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 CAROLINA FIRST CORPORATION AND SUBSIDIARIES





          (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of these policies is included in the 1994 Annual
   Report to shareholders.


          (2)  SECURITIES

   The change in the net unrealized loss on securities available for sale was a decrease of $315,000 for the three months ended June 30, 1995 and $856,000 for the six months ended June 30, 1995.


          (3)  STATEMENTS OF CASH FLOWS

   Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to approximately $21,362,000 for the six months ended June 30, 1995. Income tax payments of $4,480,000 were made for the six months ended June 30, 1995.

   In connection with the business combinations described in
   Note 5, securities totaling $2,618,000 were reclassified from Available for Sale to Held for Investments in a non-cash transaction.


          (4)  SUBORDINATED NOTES

   On May 18, 1995, the Company completed a $26.45 million public offering of its Notes. The Notes, which are due on September 1, 2005, pay interest quarterly at an annual rate of 9.00%.


          (5)  COMMON STOCK

   Primary earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed exercise of dilutive stock options, using the treasury stock method. Primary earnings per share also reflects provisions for dividend requirements on all outstanding shares of Carolina First Corporation (the "Company") preferred stock.

   Fully diluted earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed conversion of convertible preferred stock into common stock and the assumed exercise of dilutive stock options using the treasury stock method.

   The Board of Directors of the Company declared the issuance of a 5% common stock dividend to be issued on August 15, 1995 to common shareholders of record as of August 1, 1995. Per share data of prior periods have been restated to reflect this dividend.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         CAROLINA FIRST CORPORATION AND SUBSIDIARIES
                         (continued)




          (6)  BUSINESS COMBINATIONS

   On April 10, 1995, Aiken County National Bank ("ACNB"), a national bank headquartered in Aiken, South Carolina, was merged into Carolina First Bank, a wholly-owned subsidiary of the Company. Each share of ACNB common stock outstanding on April 10, 1995 was converted into 1.125 shares of the Company's common stock. The Company issued 452,658 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of ACNB. Immediately prior to the acquisition, ACNB had assets of $39 million, net loans of $30 million, deposits of $35 million, and shareholders' equity of $3.5 million. The consolidated financial statements of the Company give effect to the merger, which has been accounted for as a pooling of interests.

   On June 30, 1995, Midlands National Bank ("MNB"), a national bank headquartered in Prosperity, South Carolina, was merged into Carolina First Bank, a wholly-owned subsidiary of the Company. Each share of MNB common stock outstanding on June 30, 1995 was converted into 1.65 shares of the Company's common stock. The Company issued 584,968 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of ACNB. Immediately prior to the acquisition, MNB had assets of $44 million, net loans of $26 million, deposits of $40 million, and shareholders' equity of $3.9 million. The consolidated financial statements of the Company give effect to the merger, which has been accounted for as a pooling of interests.

   The accounts of ACNB and MNB have been combined with those of the Company for all periods presented.


          (7)  MANAGEMENT'S OPINION


   The financial statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On April 10, 1995, the Company completed its acquisition of Aiken County National Bank, a national bank headquartered in Aiken, South Carolina ("ACNB"). On June 30, 1995, the Company completed its acquisition of Midlands National Bank ("MNB"). Both transactions were accounted for as pooling of interests. All financial information contained in this filing includes the results of ACNB and MNB for all periods presented.


GENERAL

              Carolina First Corporation (the "Company") is a bank holding company headquartered in Greenville, South Carolina which operates through two subsidiaries: Carolina First Bank, a state-chartered bank headquartered in Greenville, South Carolina and Carolina First Mortgage Company, a South Carolina corporation headquartered in Columbia, South Carolina ("CF Mortgage"). Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial
          needs of its customers.   The Company, which commenced banking
          operations in December 1986, currently conducts business through 50 locations in South Carolina. At June 30, 1995, the Company had approximately $1.28 billion in assets, $971.4 million in loans, $1.06 billion in deposits and $90.1 million in shareholders' equity.

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

                   The Company currently serves three principal market areas: the Greenville metropolitan area and surrounding counties
          (located in the Upstate region of South Carolina); the Columbia metropolitan area and surrounding counties (located in the Midlands region of South Carolina); and Georgetown and Horry counties (located in the Coastal region of South Carolina). In April 1994, the Company entered the Charleston market with its acquisition of Citadel Federal Savings and Loan Association ("Citadel Federal") from the Resolution Trust Corporation. The Company's principal market areas, together with the Charleston market, represent the four largest Metropolitan Statistical Areas in the state.

                    The Company began its operations with the de novo opening of Carolina First Bank in Greenville and has pursued a strategy of growth through internal expansion and through the acquisition of branch locations and financial institutions in selected market areas. Its more significant acquisitions include (i) the acquisition in August 1990 of First Federal Savings and Loan Association of Georgetown (subsequently renamed Carolina First Savings Bank ("CF Savings Bank") and merged into Carolina First
          Bank in February 1995), (ii) the acquisitions in March 1993 and
          May 1994 of twelve branch locations and six branch locations (the
          "6 Republic Branches"), respectively, of Republic National Bank,
          (iii) the acquisition of First Sun Mortgage Corporation
          (subsequently renamed Carolina First Mortgage Company) in
          September 1993, (iv) the merger of ACNB into Carolina First Bank in April 1995, and (v) the merger of MNB into Carolina First Bank in June 1995. Approximately half of the Company's total deposits have been generated through acquisitions.

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

                  In February 1995, the Company completed the merger of CF Savings Bank into Carolina First Bank. Management believes that there will be significant economic and managerial benefits from this combination including the elimination of duplicative administration, the consolidation of regulators, the reduction of regulatory burdens and increased management focus.

                     CF Mortgage's principal activities include the origination and servicing of one-to-four family residential mortgage loans through its seven offices in South Carolina. At July 31, 1995,
          CF Mortgage was servicing 5,444 loans having an aggregate principal balance of approximately $395 million. This servicing excludes approximately $435 million in servicing sold to an unrelated party as of March 31, 1995. The Company subserviced these loans until June 1995. This sale resulted in a gain for the Company of approximately $2 million and was effected because the Company believed that the terms were favorable. On June 6, 1995, Carolina First Bank entered into an agreement with HomeBanc Mortgage Corporation ("HomeBanc") to purchase mortgage servicing rights for 9,995 loans having an aggregate principal balance of approximately $933 million. The purchase price for the servicing was approximately $13 million. In connection with the transaction, Carolina First Bank received a letter of credit equal to 5% of the purchase price, which can be drawn upon by Carolina First Bank in certain instances, including for breaches of warranties by HomeBanc. HomeBanc is subservicing these loans until August 1995. Following the closing of the purchase of servicing rights from HomeBanc (which is expected to occur on or about August 31, 1995), CF Mortgage expects to service over 15,000 loans with an aggregate principal balance of approximately $1.3 billion.

                    On May 18, 1995, the Company completed a $26.5 million public offering of its 9.0% Subordinated Notes due 2005 (the "Notes"). A substantial portion of the proceeds was contributed to Carolina First Bank to provide additional capital to support internal growth and acquisitions and for working capital purposes.

                     At its June 1995 meeting, the Board of Directors of the Company declared the issuance of a 5% common stock dividend on August 15, 1995 to common shareholders of record as of August 1, 1995. Per share data of prior periods have been restated to reflect this dividend.


          RECENT ACQUISITIONS

                    On April 10, 1995, the Company completed its acquisition of ACNB, a national bank headquartered in Aiken, South Carolina. At March 31, 1995, ACNB had two locations and approximately $39 million in assets, $35 million in deposits and $30 million in loans. In connection with this acquisition, ACNB was merged into Carolina First Bank, and the Company issued 452,658 shares of the Company's $1 par value common stock ("Common Stock") and cash in lieu of fractional shares to the ACNB shareholders. The transaction was accounted for as a pooling of interests. All financial information contained in this filing includes the results of ACNB for all periods presented.

                    On June 30, 1995, the Company completed its acquisition of MNB, a national bank headquartered in Prosperity, South Carolina.
          At June 30, 1995, MNB operated through three locations and had approximately $44 million in assets, $40 million in deposits and $26 million in loans. In connection with this acquisition, MNB was merged into Carolina First Bank, and the Company issued
          584,968 shares of the Company's $1 par value Common Stock and cash in lieu of fractional shares to the MNB shareholders. The transaction was accounted for as a pooling of interests. All financial information contained in this filing includes the results of MNB for all periods presented.


          EARNINGS REVIEW

          Net Interest Income

                    The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. As the primary contributor to the Company's earnings, net interest income constituted 79% and 82% of net revenues (net interest income plus noninterest income excluding the gain on sale of purchased mortgage servicing rights) in the first six months of 1995 and 1994, respectively.

                  Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax equivalent net interest income increased $5.3 million, or 25%, to $25.0 million for the first six months of 1995 from $19.9 million for the first six months of 1994. The increase resulted principally from a higher level of average earning assets. The growth in average earning assets, which increased $195.4 million to $1.06 billion in the first half of 1995 from $865.3 million in the first half of 1994, resulted primarily from internal loan growth, which more than offset a decrease in investment securities. Loans averaged $224.5 million higher in the first six months of 1995 than in the same period in 1994.

                 The net interest margin for the six months ended June 30, 1995 of 4.75% was higher than the margin of 4.60% for the same period of 1994. For the second quarter, however, the 1995 net interest margin of 4.50% lagged the second quarter 1994 margin of 4.87%. The decline in the net interest margin is primarily due to an especially competitive deposit rate environment. During the second quarter of 1995, many financial institutions were offering deposit promotions above the market rates, creating upward pressure on the Company's cost of funds. During the first six months of 1995, Carolina First Bank did not change the interest rates paid on transaction accounts and savings deposits, except for a money market promotion in the Aiken market. Rates paid on certificates of deposits, however, were increased which caused the cost of funds to rise. In particular, Carolina First Bank offered a rolling 5-month certificate of deposit promotion at a rate above the prevailing market rate. A substantial portion of the 5-month certificates of deposit will mature in the early part of the third quarter of 1995 with a renewal rate at the current lower market rate.


          Provision for Loan Losses

                    The provision for loan losses was $4.4 million for the first six months of 1995 and $242,000 for the first six months of 1994.
          The 1995 provision for loan losses included a $3.4 million provision for loan losses made in the first quarter of 1995.
          This provision was made for several reasons. As a general matter, management believed that such provision was appropriate in view of a potential slowdown in the economy (which became evident in the first quarter) and an increase in the prime interest rate in February 1995, both of which could make it more difficult for certain borrowers to repay loans. Furthermore, management believed that such provision was prudent because the Company was expanding in new markets and was expecting to experience continued strong growth in loans. Also, the mix of its loan portfolio was changing such that a number of small loans were being replaced by larger credits, particularly in connection with the Securitization which occurred in January 1995. Finally, management determined that such provision was warranted because of the increase in charge-offs, including credit card receivables, in the first quarter to $1.1 million. Charge-offs for the second quarter of 1995 were $1.0 million.

                 At June 30, 1995, the Company's allowance for loan losses as a percentage of nonperforming assets was 318%, compared to 166% a year earlier. The allowance for loan losses as percentage of total loans was 0.85% and 0.86% at June 30, 1995 and 1994, respectively. Annualized net charge-offs as a percentage of average loans, including credit card receivables, were 0.46% in the first six months of 1995, compared with 0.29% in the first six months of 1994.


          Noninterest Income

                  Noninterest income, excluding the gain on sale of purchased mortgage servicing rights and securities transactions, increased 59% to $6.5 million for the six months ended June 30, 1995 from $4.1 million for the same period of 1994, for an increase of $2.4 million. On March 31, 1995, the Company sold purchased mortgage servicing rights associated with $435 million in loans, which resulted in a gain of approximately $2 million.

                   Service charges on deposit accounts, generally the largest contributor to noninterest income, rose

          50% to $2.7 million in the first six months of 1995 from $1.8 million in the first six months of 1994. Average deposits for the same period increased 15%. The increase in service charges was attributable to the acquisition of branches and new deposit accounts, increased fee charges and improved collection results.
          In addition, effective March 1, 1995, Carolina First Bank implemented new service charges, including a charge for foreign automated teller machine transactions.

                During the first six months of 1995, the Company received credit card trust income of $1.2 million from its interests in the Trust (created in the Securitization). Fees for trust services in the first six months of 1995 of $512,000 were 3% above the $496,000 earned in the same period of 1994. At June 30, 1995, the trust department had assets under management of approximately $285 million. Fees for trust services increased as a result of the generation of new trust business and additional assets under management, partially offset by delays in the introduction of new products and the recognition of income from new business booked.

                   Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees. Mortgage banking income in the first six months of 1995 decreased 15% to $892,000, as compared to $1.0 million in the first six months of 1994.
          This decrease is attributable to lower origination fees resulting from a slowdown in mortgage loan refinancings and a decline in servicing fees net of related amortization of purchased mortgage servicing rights. Origination fees totaled $447,000 in the first six months of 1995, compared to $573,000 in the first six months of 1994. The decline in origination fees is attributable to lower internally originated loan volume and lower average origination fees per loan. Mortgage loans totaling approximately $26 million and $23 million were sold in the first half of 1995 and 1994, respectively. Income from this activity totaled $201,000 in the first six months of 1995 and $48,000 in the first six months of 1994.

                   CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the right to service is owned by Carolina First Bank and other non-affiliated financial institutions. At June 30, 1995, CF Mortgage was servicing or subservicing 9,003 loans having an aggregate principal balance of approximately $697 million. Effective March 31, 1995, the Company sold servicing rights for 5,257 loans having a principal balance of approximately $435 million to an unrelated third party. This sale resulted in a gain for the Company of approximately $2 million and was effected because the Company believed that the terms were favorable. CF Mortgage continued servicing the loans sold until June 1995. The June 30, 1995 servicing totals include approximately $300 million of the servicing which was sold. Accordingly, the servicing portfolio declined to 5,444 loans with an aggregate principal balance of approximately $395 million at July 31, 1995. On June 6, 1995, Carolina First Bank entered into an agreement with HomeBanc Mortgage Corporation ("HomeBanc") to purchase mortgage servicing rights for 9,995 loans having an aggregate principal balance of approximately $933 million. See "General." Following the completion of the purchase of servicing rights from HomeBanc, CF Mortgage expects to service over 15,000 loans with an aggregate principal balance of approximately $1.3 billion.

                    Servicing income from non-affiliated companies, net of the related amortization, was a loss of $64,000 for the first six months of 1995. The amortization for the mortgage servicing rights purchased from HomeBanc and the subservicing payments to HomeBanc, which will continue until August 1995, more than offset the servicing income earned. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities. For the first six months of 1994, servicing income from non-affiliated companies, net of related amortization, was $429,000.

                   The Company recognized gains on the sale of securities of $197,000 and $135,000 in the first six months of 1995 and 1994, respectively. Sundry income was $500,000 higher for the first six months of 1995 than the same period of 1994, primarily because of higher customer service fees, insurance commissions, and appraisal fee income which were primarily related to increased lending and deposit activities.

                 On August 18, 1993, Carolina First Bank entered into an investor services agreement with Edgar M. Norris & Co., Inc. ("Norris & Co."), a broker-dealer registered with the National Association of Securities Dealers, Inc., to offer certain brokerage services to Carolina First Bank's customers. Under this affiliate arrangement, Carolina First Bank offers certain brokerage services to its customers through dual employees (a Carolina First Bank employee who is also employed by Norris & Co.). The commissions or mark-up charges on transactions will be shared between Carolina First Bank and Norris & Co. as set forth in the investor services agreement. Brokerage services activity for the first six months of 1995 has been limited.


          Noninterest Expenses

                  Noninterest expenses increased $3.7 million, or 20%, to $22.4 million in the first six months of 1995 from $18.6 million in the first six months of 1994. The increased expenditures primarily reflect the costs of additional personnel to support the Company's current and anticipated growth. In addition, 1995 noninterest expenses include $493,000 in non-recurring acquisition costs related to the acquisitions of ACNB and MNB, both of which closed during the second quarter of 1995. The acquisition costs included legal fees, shareholder communications, severance pay and accounting.

                  Salaries and wages and employee benefits increased $1.5 million, or 16%, to $10.6 million in the first six months of 1995 from $9.1 million in the first six months of 1994. Full-time equivalent employees rose to 565 as of June 30, 1995 from 554 as of June 30, 1994. The staffing cost increases were principally attributable to acquisitions (primarily the acquisition of the 6 Republic Branches in May 1994 and Citadel Federal in April 1994), the opening of de novo branches (including Lexington and Myrtle Beach main offices), and additional personnel hired to support the internal growth in loans and deposits.

                   Occupancy and furniture and equipment expenses increased $802,000, or 28%, to $3.7 million for the six months ended June 30, 1995 from $2.9 million for the six months ended June 30, 1994. This increase resulted principally from the addition of new banking offices, including new Myrtle Beach and Lexington main offices.

                   Sundry noninterest expenses increased $935,000 to $7.6 million in the first six months of 1995 from $6.7 million in the first six months of 1994. Intangible amortization increased $956,000, principally as a result of the acquisition of the 6 Republic Branches in May 1994 and the reclassification of loan premiums as intangible assets. Federal Deposit Insurance Corporation ("FDIC") insurance premiums also increased, up $385,000 from 1994, due to higher deposit levels. As discussed below, the Company anticipates a reduction in the FDIC insurance premium assessment rate. These expense increases were partially offset by a $222,000 reduction in credit card service charges resulting from the Securitization in January 1995.

                   At its August 1995 meeting, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction will decrease Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. The implementation date for the reduction has not been set, but is expected to be retroactive to the second quarter of 1995. The FDIC insurance assessment reduction applies only to BIF-insured deposits and does not include deposits insured by the Savings Association Insurance
          Fund ("SAIF"). In connection with the merger of CF Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, approximately 23%, or $223 million as of March 31, 1995, of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. The SAIF is underfunded and various proposals, including a one-time charge assessed on all SAIF-insured deposits, are being considered by regulators and lawmakers to recapitalize the SAIF. No final decision on the future of SAIF has been made at this time. The Company is not in a position to assess this issue, however, it is possible that, as a result of regulatory actions, the Company, like all other SAIF members, could incur material charges with respect to its SAIF-insured deposits.


          BALANCE SHEET REVIEW

          Loans

                   The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial portion of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding
          10% of the portfolio. At June 30, 1995, the Company had total loans outstanding of $971.4 million which equaled approximately
          95% of the Company's total deposits and approximately 76% of the Company's total assets. The composition of the Company's loan portfolio at June 30, 1995 follows: commercial and commercial mortgage 54%, residential mortgage 29%, consumer 11%, credit card
          3% and construction 3%.

                 The Company's loans increased $166.9 million, or 21%, to $971.4 million at June 30, 1995 from $804.5 million at June 30, 1994. This increase resulted from internal growth. This increase was net of $59 million of mortgage loans sold, which were predominantly current production, fixed rate mortgage loans, and the credit card Securitization.

                  The Company has experienced significant growth in its commercial and commercial mortgage loans over the past several years. Furthermore, these loans constitute approximately 54% of the Company's total loans. There are certain risks inherent in making all loans, including risks resulting from uncertainties as to the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. However, commercial, multi-family mortgage and commercial mortgage loans are generally more risky than one-to-four family or consumer loans because they are unique in character, are generally larger in amount and are dependent upon the business' generating cash to service the loan.

                     The Company had loans to 39 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $112.5 million, or 13%, of the Company's loan portfolio in the first quarter of 1995. The Company had loans to ten borrowers having principal amounts in excess of $5 million, which loans accounted for $65.8 million, or 7%, of the Company s loan portfolio in the first quarter of 1995. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

                  For the first six months of 1995, the Company's loans averaged $913.9 million with a yield of 9.58%, compared with $689.4 million and a yield of 8.76% for the same period of 1994. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The increase in loan yield was offset by the upward repricing of interest-bearing deposits.

                    In June 1995, Carolina First Bank received an "outstanding" rating, the highest level attainable, for its Community
          Reinvestment Act ("CRA") performance from the FDIC. The CRA examination was conducted in December 1994.


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


                  The allowance for loan losses is established through charges in the form of a provision for loan losses loan. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio. The level of this allowance is dependent upon the total amount of past due loans, general economic conditions and management's assessment of potential losses.

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

                 At June 30, 1995, the Company had $318,000 in non-accruing and restructured loans and $2.7 million in loans greater than ninety days past due on which interest was still being accrued. This compares with $2.7 million and $1.6 million, respectively, at June 30, 1994. Nonperforming assets as a percentage of loans and other real estate owned were 0.27% and 0.52% at June 30, 1995 and 1994, respectively. Charge-offs as a percentage of average loans during the first six months of 1995 were 0.46%, compared with 0.29% for the first six months of 1994. The increase resulted principally from charge-offs associated with credit card receivables. These asset quality measures compare favorably to the Company's peer group.

                 The allowance for loan losses totaled $8.3 million, or 0.85% of total loans, at the end of June 1995, compared with $6.9 million, or 0.86% of total loans, at the end of June 1994. The allowance for loan losses as a percentage of non-performing loans was 2,602% and 257% as of June 30, 1995 and 1994, respectively. The following table presents changes in the allowance for loan losses:

                                   ($ in thousands)

        Balance at 12/31/94               $6,002
        Provision for loan losses          4,390
        Charge-offs                       (2,263)
        Recoveries                           146
        Balance at 6/30/95                $8,275

                 Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 114, Accounting by Creditors for Impairment of a Loan . Under the new standard, the Company must value all specifically-reviewed loans for which it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement on the loan's discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

                  At June 30, 1995, the recorded investment in loans that were considered to be impaired under SFAS 114 was $318,000. The related allowance for these impaired loans was $129,000. The average recorded investment and foregone interest on impaired loans during the six months ended June 30, 1995 was approximately $423,000 and $26,000, respectively. For the six months ended
          June 30, 1995, the Company recognized interest income on impaired loans of $40,000, none of which was recognized using the cash method of income recognition.


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

                 At June 30, 1995, the Company's total investment portfolio had a book value of $156.1 million and a market value of $155.0 million for an unrealized net loss of $1.1 million. The investment portfolio has a weighted average maturity of approximately 1.9 years. Securities (i.e., investment securities, securities available for sale and trading securities) averaged $139.0 million in the first six months of 1995, 8% below the first six month 1994 average of $151.0 million. The average portfolio yield increased to 5.77% for the first six months of 1995 from 4.78% for the first six months of 1994. The portfolio yield increased due to a rising interest rate environment. At June 30, 1995, securities totaled $155.9 million, up $6.7 million from the $149.2 million invested as of the second quarter end 1994.


          Other Assets

                 At June 30, 1995, other assets included other real estate owned of $2.3 million and intangible assets of $31.9 million.
          The intangible assets balance is attributable to goodwill of $8.5 million, core deposit balance premiums of $10.5 million, excess and purchased mortgage servicing rights of $12.5 million and purchased credit card premiums of $311,000.


          Deposits

                 Carolina First Banks' primary source of funds for loans and investments is its deposits which are gathered through Carolina First Bank's branch network. Competition for deposit accounts is primarily based on the interest rates paid thereon and the convenience of and the services offered by the branch locations. The Company's pricing policy with respect to deposits takes into account the liquidity needs of the Company, the direction and levels of interest rates, and local market conditions. Certificates of deposit in amounts in excess of $100,000 are held primarily by customers in the Company's market areas. The
          Company does not believe that it has any brokered deposits.

                   During the first six months of 1995, interest-bearing liabilities averaged $981.4 million, compared with $800.2 million for the comparable period of 1994. This increase resulted principally from branch acquisitions. The average interest rates were 4.65% and 3.58% for the first six months of 1995 and 1994, respectively. At June 30, 1995, interest-bearing deposits comprised approximately 87% of total deposits and 85% of interest-bearing liabilities. Starting in 1994, the Company modified its funding strategy to rely more on advances from the Federal Home Loan Bank (the "FHLB") because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower that the marginal cost of raising deposits. At June 30, 1995, FHLB advances totaled $65 million, compared with $18 million at June 30, 1994.

                  The Company uses its deposit base as its primary source of funds. Deposits grew 8% to $1.02 billion at June 30, 1995 from $945.2 million at June 30, 1994. Internal growth generated the $73.1 million in new deposits. During the first six months of 1995, total interest-bearing deposits averaged $867.1 million with a rate of 4.42%, compared with $762.8 million with a rate of 3.57% in 1994. As the level of interest rates continued to rise in 1994, the Company repriced deposits more slowly than the increases in the yields on earning assets. During the first half of 1995, deposit pricing was very competitive in Carolina First Bank's market areas, resulting in upward pressure on deposit interest rates.

                   Average noninterest-bearing deposits, which increased 40% during the year, increased to 12.1% of average total deposits in the first six months of 1995 from 11.2% in the first six months of 1994. This increase was attributable to new accounts from commercial loan customers and escrow balances related to mortgage servicing operations.

                 The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 87% for the first six months of 1995. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.


          Capital Resources and Dividends


                 The Company's capital needs have been met principally through public offerings of common stock, preferred stock and subordinated notes and through the retention of earnings. In addition, the Company issued capital stock in connection with the acquisitions of CF Savings Bank, CF Mortgage, ACNB and MNB.

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

                On April 10, 1995, the Company completed its acquisition of ACNB. In connection with this acquisition, ACNB was merged into Carolina First Bank, and the Company issued 452,658 shares of the Company's Common Stock to the ACNB shareholders. On June 30, 1995, the Company completed its acquisition of MNB. In connection with this acquisition, MNB was merged into Carolina First Bank, and the Company issued 584,968 shares of the Company's Common Stock to the MNB shareholders.

                On May 18, 1995, the Company completed a $26.5 million public offering of its Notes. The Notes, which are due on September 1, 2005, pay interest quarterly at an annual rate of 9.00%. The Notes qualify as Tier 2 capital. A substantial portion of the proceeds from the sale of the Notes was contributed to Carolina First Bank to provide additional capital to support internal growth and acquisitions and for working capital purposes.

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

                  Total shareholders' equity decreased $3.5 million, or 4%, to $90.1 million at June 30, 1995 from $93.6 million at June 30,
          1994. This change primarily reflects the fourth quarter 1994 one-time after-tax restructuring charge of $9.4 million and the payment of dividends, both of which were partially offset by the retention of earnings.

                Book value per share at June 30, 1995 and 1994 was $8.61 and $9.23, respectively. The decline in book value was attributable to the one-time 1994 restructuring charges. Tangible book value per share at June 30, 1995 and 1994 was $5.51 and $6.39, respectively. Tangible book value was significantly below book value as a result of the purchase premiums associated with branch acquisitions and the purchase of CF Mortgage. Tangible book value declined during 1994 as a result of the addition of intangible assets related to the branch acquisitions and reclassification of loan premiums as intangible assets.

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

                 Effective January 1, 1993, the FDIC replaced the uniform insurance assessment rate with a transitional risk-based assessment schedule (which is required by FDICIA to be fully effective by January 1994), having assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid is based on the institution's assessment risk classification, which will be determined based on (i) whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement prompt corrective action provisions of FDICIA, and (ii) whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. See
           Earnings Review - Noninterest Expenses for a discussion of a reduction in the FDIC insurance assessment for BIF-insured deposits.

                  At June 30, 1995, the Company and Carolina First Bank were in compliance with each of the applicable regulatory capital requirements and exceeded the "well capitalized" regulatory guidelines. Carolina First Bank's risk-based insurance assessment has been set at 0.26% of its average assessment base for BIF-insured deposits, with a reduction to 0.04% approved by the FDIC, and 0.23% of its average assessment base for SAIF-
          insured deposits. Approximately 23% of Carolina First Bank s deposits are insured through the SAIF. See Earnings Review -
          Noninterest Expenses.   The following table sets forth various
          capital ratios for the Company and Carolina First Bank.

Capital Ratios
                                 As of        Well Capitalized    Adequately Capitalized
                                6/30/95           Requirement             Requirement
 Company:
 Total Risk-based Capital      10.53%          10.0%                     8.0%
 Tier 1 Risk-based Capital      7.19            6.0                      4.0
 Leverage Ratio                 5.67            5.0                      4.0

Carolina First Bank:
 Total Risk-based Capital      10.08           10.0                      8.0
 Tier 1 Risk-based Capital      9.24            6.0                      4.0
 Leverage Ratio                 7.25            5.0                      4.0


                The Company and Carolina First Bank remain parties to that certain Capital Maintenance Commitment and Guaranty Agreement discussed in the Company's previous filings with the Commission. The Company and Carolina First Bank are in compliance with the terms of the agreement.

                The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay.


                 In each year from 1989 through 1994, the Company issued 5% common stock dividends to common stockholders. At its June 1995 meeting, the Board of Directors of the Company declared the issuance of a 5% common stock dividend on August 15, 1995 to common shareholders of record as of August 1, 1995. The Company has paid all scheduled cash dividends on the Series 1993 Preferred Stock, Series 1993B Preferred Stock and Series 1994 Preferred Stock since their respective issuances.

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


          LIQUIDITY AND INTEREST RATE SENSITIVITY

                    Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves meeting the cash flow requirements of the Company. These cash flow requirements primarily involve withdrawals of deposits, extensions of credit, payment of operating expenses and repayment of purchased funds. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sales of debt securities, temporary investments and earnings. Temporary investments averaged 0.74% and 2.00% of earning assets in the first six months of 1995 and 1994, respectively. Management believes that the Company maintains an adequate level of liquidity by retaining liquid assets and other assets that can easily be converted into cash, and by maintaining access to alternate sources of funds, including federal funds purchased from correspondent banks and borrowing from the FHLB. The Company is considering a sale/leaseback transaction for a portion of its owned properties, which would provide approximately $12 million in liquidity. This transaction is merely under consideration and may or may not occur.

                  The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. FDIC examiners suggest that a commercial bank maintain a liquidity ratio of between 20% and 25%. At June 30, 1995, Carolina First Bank's liquidity ratio was approximately 15%. At June 30, 1995,
          Carolina First Bank had unused short-term lines of credit totaling approximately $19.7 million. All of these lenders have reserved the right to withdraw these lines of credit at their option. In addition, Carolina First Bank has access to borrowing from the FHLB. At June 30, 1995, unused borrowing capacity from the FHLB totaled $70 million. Management believes that these sources are adequate to meet its liquidity needs.

               In 1994, the Company modified its funding strategy to rely more on advances from the FHLB because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower than the marginal cost of raising deposits. At June 30, 1995, FHLB advances totaled $65 million, compared with $18 million at June 30, 1994.

               The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company generates cash to meet these needs primarily through management fees and dividends paid to it by its subsidiaries and secondarily from existing cash reserves, sales of available for sale securities, interest income on its investment assets and certain other vehicles.

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

                  As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $2.1 million in the first six months of 1995 and $1.0 million in the first six months of 1994, or 0.46% and 0.29%, respectively, as a percentage of average loans. Nonperforming assets as a percentage of loans and other real estate owned were 0.27% and 0.52% as of June 30, 1995 and 1994, respectively.


          INDUSTRY DEVELOPMENTS

                 Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations. See "Capital Resources and Dividends."

                 At its August 1995 meeting, the FDIC approved a reduction in the insurance assessments for BIF deposits. This reduction will decrease Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. The implementation date for the reduction has not been set, but is expected to be retroactive to the second quarter of 1995. The
          FDIC insurance assessment reduction applies only to BIF-insured deposits and does not include deposits insured by the SAIF. In connection with the merger of CF Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, approximately 23%, or $223 million as of March 31, 1995, of Carolina First
          Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. The SAIF is underfunded and various proposals, including a one-time charge assessed on all SAIF-insured deposits, are being considered by regulators and lawmakers to recapitalize the SAIF. No final decision on the future of SAIF has been made at this time. The Company is not in a position to assess this issue, however, it is possible that, as a result of regulatory actions, the Company, like all other SAIF members, could incur material charges with respect to its SAIF-insured deposits.

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


          ITEM 2    CHANGE IN SECURITIES

        On May 18, 1995, the Company completed a $26.5 million public offering of its Notes. The Notes, which are due on September 1, 2005, pay interest quarterly at an annual rate of 9.00%. The Notes qualify as Tier 2 capital. The terms of the Notes provide that upon an "event of default" as defined in the indenture entered into by Carolina First Bank and First American National Bank, as Trustee, no dividends may be paid on any outstanding equity securities of the Company until such "event of default" is remedied. An "event of default" includes, among other things, the failure to pay interest and principal on the Notes when due. Accordingly, the Notes are senior to all outstanding equity securities of the Company, including with respect to payment of dividends or interest (as the case may be) and upon liquidation. References made to the form of Note and Indenture filed with the Commission as Exhibits 4.1 and 4.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1995, the terms of which are incorporated herein by reference.


          ITEM 3    DEFAULTS UPON SENIOR SECURITIES

        None.


          ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None.

                           PART II
                         (Continued)




          ITEM 5    OTHER INFORMATION

        Completed Acquisitions
        On April 10, 1995, the Company completed its acquisition of ACNB. At March 31, 1995, ACNB had two locations and approximately $39 million in assets, $35 million in deposits and $30 million in loans. In connection with this acquisition, ACNB was merged into Carolina First Bank, and the Company issued 452,658 shares of the Company's $1 par value common stock
        ( Common Stock ) to the ACNB shareholders. The transaction was accounted for as a pooling of interests. All financial information contained in this filing includes the results of ACNB for all periods presented.

        On June 30, 1995, the Company completed its acquisition of MNB. At June 30, 1995, MNB had three locations and approximately $44 million in assets, $40 million in deposits and $26 million in loans. In connection with this acquisition, MNB was merged into Carolina First Bank, and the Company issued 584,968 shares of the Company's $1 par value common stock ( Common Stock ) and cash in lieu of fractional shares to the MNB shareholders. The transaction was accounted for as a pooling of interests. All financial information contained in this filing includes the results of MNB for all periods presented.

        Purchase of Mortgage Servicing Rights
        On June 6, 1995, Carolina First Bank entered into an agreement with HomeBanc to purchase mortgage servicing rights for 9,995 loans having an aggregate principal balance of approximately $933 million. The purchase price for the servicing was approximately $13 million. In connection with the transaction, Carolina First Bank received a letter of credit equal to 5% of the purchase price, which can be drawn upon by Carolina First Bank in certain instances, including for breaches of warranties by HomeBanc. HomeBanc is subservicing these loans until August 1995.


          ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


          10.1 Mortgage Servicing Purchase and Sale agreement dated June 6,
          1995.

          11.1 Computation of Primary and Fully Diluted Earnings Per Share.

          27.1 Financial Data Schedules.

(b)  Reports on Form 8-K

   The Company filed Current Reports on Form 8-K dated April
   10, 1995 and June 30, 1995.

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