Form 10-Q
period 1995-09-30
CAROLINA FIRST CORP
filed 1995-11-14
CIK 797871

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of outstanding shares of the issuer's $1.00 par value common stock as of November 10, 1995 was 6,273,626.

Consolidated Balance Sheets
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)


                                                                                       September 30,                December 31,
                                                                                    -----------------------------------------------
ASSETS                                                                                     1995                        1994
-----------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks.........................................................     $         60,234        $         59,750
Federal funds sold and securities
  purchased under resale agreements.............................................                   --                   4,420
Securities
   Trading......................................................................               20,149                   1,155
   Available for sale...........................................................               69,102                  59,078
   Held for investment (market value $106,354 in 1995
   and $66,820 in 1994).........................................................              106,760                  70,264
                                                                                          ------------             -----------
     Total securities...........................................................              196,011                 130,497
                                                                                          ------------             -----------
Loans held for sale.............................................................                3,908                  71,695
Loans...........................................................................            1,032,582                 852,246
   Less unearned income.........................................................              (6,626)                   (873)
   Less allowance for loan losses...............................................              (8,845)                 (6,002)
                                                                                          ------------             -----------
     Net loans..................................................................            1,021,019                 917,066
                                                                                          ------------             -----------
Premises and equipment..........................................................               40,002                  39,823
Accrued interest receivable.....................................................               10,287                   7,674
Other assets....................................................................               58,254                  45,120
                                                                                          ------------             -----------
                                                                                     $      1,385,807        $      1,204,350
                                                                                          ============             ===========


------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------
Liabilities
  Deposits
    Noninterest-bearing.........................................................     $        149,582        $        126,974
    Interest-bearing............................................................              913,368                 874,774
                                                                                          ------------             -----------
      Total deposits............................................................            1,062,950               1,001,748
  Borrowed funds................................................................              193,204                 107,236
  Subordinated notes............................................................               25,330                      --
  Accrued interest payable......................................................                6,391                   4,141
  Other liabilities.............................................................                5,801                   4,743
                                                                                          ------------             -----------
     Total liabilities..........................................................            1,293,676               1,117,868
                                                                                          ------------             -----------

Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding 917,200 shares (Series 1994), 533,000 shares (Series 1993) and
    53,575 shares (Series 1993B) in 1995 and 920,000 shares (Series 1994),
    621,000 shares (Series 1993) and 60,000 shares (Series 1993B) in 1994;
    liquidation preference $25 per share (Series 1994 and 1993)
    and $20 per share (Series 1993B)............................................               34,821                  37,014
  Common stock-par value $1 per share; authorized 20,000,000 shares; issued and outstanding 6,131,722 shares in 1995
    and 5,618,873 in 1994.......................................................                6,132                   5,619
  Surplus.......................................................................               51,871                  45,543
  Retained earnings.............................................................                  230                     515
  Nonvested restricted stock....................................................                (829)                 (1,083)
  Guarantee of ESOP debt........................................................                (126)                   (126)
  Unrealized gain (loss) on securities available for sale.......................                   32                 (1,000)
                                                                                          ------------             -----------
     Total shareholders' equity.................................................               92,131                  86,482
                                                                                          ------------             -----------
                                                                                         $  1,385,807        $       1,204,350

                                                                                         =============              ==========



Consolidated Statements of Income
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)



                                                       Three Months Ended September 30,   Nine Months Ended September 30
                                                              1995            1994            1995             1994
Interest income
  Interest and fees on loans........................... $       23,912  $       18,552  $        66,880  $       47,230
  Interest on securities
    Taxable............................................          1,984           1,374            5,185           4,245
    Exempt from Federal income taxes...................            299             291              791             740
      Total interest on securities.....................          2,283           1,665            5,976           4,985
  Interest on federal funds sold and securities
    purchased under resale agreements..................            156             120              409             561
    Total interest income..............................         26,351          20,337           73,265          52,776

Interest expense
  Interest on deposits.................................         11,049           8,104           30,060          21,619
  Interest on borrowed funds...........................          2,697             716            6,335           1,225
    Total interest expense.............................         13,746           8,820           36,395          22,844
    Net interest income................................         12,605          11,517           36,870          29,932

Provision for loan losses..............................          1,000             275            5,390             517
    Net interest income after
      provision for loan losses........................         11,605          11,242           31,480          29,415

Noninterest income
  Service charges on deposit accounts..................          1,421           1,186            4,086           2,967
  Credit card trust income.............................            828              --            1,995              --
  Mortgage banking income..............................            852             534            1,745           1,584
  Fees for trust services..............................            204             185              716             681
  Gain on sale of securities...........................            129              54              326             189
  Sundry...............................................            298             440            1,540           1,183
  Gain on sale of purchased mortgage
    servicing rights...................................            127              --            2,153              --
    Total noninterest income...........................          3,859           2,399           12,561           6,604

Noninterest expenses
  Salaries and wages...................................          4,445           4,047           12,928          11,224
  Employee benefits....................................          1,234           1,003            3,364           2,938
  Occupancy............................................          1,047             961            3,153           2,630
  Furniture and equipment..............................            759             700            2,324           1,900
  Sundry...............................................          4,339           3,706           11,999           9,176
    Total noninterest expenses.........................         11,824          10,417           33,768          27,868
    Income before income taxes.........................          3,640           3,224           10,273           8,151
Income taxes...........................................          1,203           1,020            3,500           2,440
    Net income ........................................          2,437           2,204            6,773           5,711
Dividends on preferred stock...........................            687             731            2,099           1,702
    Net income applicable to common shareholders....... $        1,750  $        1,473  $         4,674  $        4,009


Net income per common share:*
    Primary............................................ $         0.28  $         0.25  $          0.76  $         0.69
    Fully diluted......................................           0.27            0.25             0.74            0.69
Average common shares outstanding:*
    Primary............................................      6,280,561       5,834,968        6,189,708       5,825,789
    Fully diluted......................................      9,186,255       8,927,528        9,161,815       8,251,156


*Per share data have been restated to reflect 5% stock dividends.

Consolidated Statement of Cash Flows
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands)



                                                                                           Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                                          1995                      1994
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income....................................................................   $      6,773             $        5,711
  Adjustments to reconcile net income to net cash
    used for operations
      Depreciation..............................................................          2,470                      2,084
      Amortization of intangibles...............................................          1,816                      1,215
      Provision for loan losses.................................................          5,390                        517
      Gain on sale of securities................................................          (326)                      (189)
      Gain of sale of mortgage servicing rights.................................        (2,153)                         --
      Unrealized gain on securities.............................................           (14)                         --
      Proceeds from sale of trading securities..................................        340,317                    291,155
      Proceeds from maturity of trading securities..............................         12,334                     24,480
      Purchase of trading securities............................................      (371,631)                  (316,107)
      Originations of mortgage loans held for sale..............................       (56,523)                   (31,663)
      Proceeds from sale of mortgage loans held for sale........................         52,687                     38,127
      Increase in interest receivable...........................................        (2,613)                    (3,251)
      Increase in interest payable..............................................          2,250                        982
      Increase in other assets..................................................       (12,837)                   (14,974)
      Increase (decrease) in other liabilities..................................            968                    (3,674)
      FHLB stock dividend.......................................................             --                       (50)
                                                                                     -----------              -------------
    Net cash used for operating activities......................................       (21,092)                    (5,637)
                                                                                     -----------              -------------

Cash Flows from Investing Activities
  Proceeds from maturity of securities available for sale.......................         44,856                    156,063
  Proceeds from maturity of securities held for investment......................          4,000                      8,069
  Purchase of securities available for sale.....................................       (55,735)                  (173,280)
  Purchase of securities held for investment....................................       (37,878)                   (16,373)
  Proceeds from sale of securities available for sale........................                --                     24,086
  Net decrease in federal funds sold and securities purchased
    under resale agreements.....................................................          4,420                     45,796
  Purchase of loans.............................................................       (32,911)                         --
  Net increase in loans.........................................................       (72,301)                  (216,415)
  Capital expenditures..........................................................        (2,649)                    (9,683)
                                                                                     -----------              -------------
    Net cash used for investing activities .....................................      (148,198)                  (181,737)
                                                                                     -----------              -------------

Cash Flows from Financing Activities
  Acquired deposits (net).......................................................             --                     97,735
  Net increase in deposits......................................................         61,202                     72,147
  Increase in borrowed funds....................................................        111,298                     13,915
  Issuance of preferred stock...................................................             --                     21,401
  Dividends on preferred and common stock.......................................        (3,168)                    (2,068)
  Other common stock activity...................................................            442                        393
                                                                                     -----------              -------------
    Net cash provided by financing activities...................................        169,774                    203,523
                                                                                     -----------              -------------
Net change in cash and due from banks...........................................            484                     16,149

Cash and due from banks at beginning of period..................................         59,750                     31,516
                                                                                     -----------              -------------
Cash and due from banks at end of period........................................   $     60,234             $       47,665
                                                                                     ===========              =============



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   CAROLINA FIRST CORPORATION AND SUBSIDIARIES





(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 1994 Annual Report to shareholders.


(2)      SECURITIES

         The net unrealized gain (loss) on securities available for sale increased $176,000 for the three months ended September 30, 1995 and $1,032,000 for the nine months ended September 30, 1995.


(3)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to approximately $34,145,000 for the nine months ended September 30, 1995. Income tax payments of $4,590,000 were made for the nine months ended September 30, 1995.

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


(5)      COMMON STOCK

         Primary earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed exercise of dilutive stock options, using the treasury stock method. Primary earnings per share also reflects provisions for dividend requirements on all outstanding shares of preferred stock.

         Fully diluted earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed conversion of convertible preferred stock into common stock and the assumed exercise of dilutive stock options using the treasury stock method.

         The Company issued a 5% common stock dividend on August 15, 1995 to common shareholders of record as of August 1, 1995. Per share data of prior periods have been restated to reflect this dividend.

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

         On June 30, 1995, Midlands National Bank ("MNB"), a national bank headquartered in Prosperity, South Carolina, was merged into Carolina First Bank, a wholly-owned subsidiary of the Company. Each share of MNB common stock outstanding on June 30, 1995 was converted into 1.65 shares of the Company's common stock. The Company issued 584,968 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of MNB. Immediately prior to the acquisition, MNB had assets of $44 million, net loans of $26 million, deposits of $40 million, and shareholders' equity of $3.9 million. The consolidated financial statements of the Company give effect to the merger, which has been accounted for as a pooling of interests.

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


GENERAL

         Carolina First Corporation (the "Company") is a bank holding company headquartered in Greenville, South Carolina which operates through two subsidiaries: Carolina First Bank, a state-chartered bank headquartered in Greenville, South Carolina and Carolina First Mortgage Company, a South Carolina corporation headquartered in Columbia, South Carolina ("CF Mortgage"). Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. The Company, which commenced banking operations in December 1986, currently conducts business through 54 locations in South Carolina. At September 30, 1995, the Company had approximately $1.386 billion in assets, $1.030 billion in loans, $1.063 billion in deposits and $92.1 million in shareholders' equity.

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

         The Company currently serves four principal market areas: the Greenville metropolitan area and surrounding counties (located in the Upstate region of South Carolina); the Columbia metropolitan area and surrounding counties (located in the Midlands region of South Carolina); Georgetown and Horry counties (located in the Coastal region of South Carolina); and the Charleston metropolitan area. In April 1994, the Company entered the Charleston market with its acquisition of Citadel Federal Savings and Loan Association ("Citadel Federal") from the Resolution Trust Corporation. It further increased its presence in the Charleston market by opening a main office in September 1995 and two supermarket branches in October 1995. The Company's principal market areas represent the four largest Metropolitan Statistical Areas in the state.

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


         Since 1990, Carolina First Bank acquired or originated credit card receivables which had outstanding balances of approximately $104 million as of December 31, 1994. In January 1995, Carolina First Bank contributed approximately $97 million of its credit card receivables to a master trust (the "Trust") in connection with a securitization of such credit card receivables (the "Securitization"). In connection with the Securitization, certain interests in the Trust were sold to an institutional investor, while Carolina First Bank retained certain residual interests in the Trust assets and potential income. In connection with the sale of such interests, Carolina First Bank received cash proceeds of approximately $66 million. Additional credit card receivables, totaling approximately $12 million, have been added to the Trust during 1995.

         In February 1995, the Company completed the merger of CF Savings Bank into Carolina First Bank. The Company has experienced economic and managerial benefits from this combination including the elimination of duplicative administration, the consolidation of regulators, the reduction of regulatory burdens and increased management focus.

         CF Mortgage's principal activities include the servicing of one-to-four family residential mortgage loans and the origination of mortgage loans through its seven offices in South Carolina. At September 30, 1995, CF Mortgage was servicing 15,259 loans having an aggregate principal balance of approximately $1.318 billion. As of March 31, 1995, the Company sold approximately $435 million in servicing to an unrelated party. (The Company subserviced these loans until June 1995.) This sale resulted in a gain for the Company of approximately $2 million and was effected because the Company believed that the terms were favorable. On June 6, 1995, Carolina First Bank entered into an agreement with HomeBanc Mortgage Corporation ("HomeBanc") to purchase mortgage servicing rights for 9,995 loans having an aggregate principal balance of approximately $933 million. The purchase price for the servicing was approximately $13 million. In connection with the transaction, Carolina First Bank received a letter of credit equal to 5% of the purchase price, which can be drawn upon by Carolina First Bank in certain instances, including for breaches of warranties by HomeBanc. HomeBanc subserviced these loans until

August 31, 1995, when the purchase was completed.

         On May 18, 1995, the Company completed a $26.5 million public offering of its 9.0% Subordinated Notes due 2005 (the "Notes"). A substantial portion of the proceeds was contributed to Carolina First Bank to provide additional capital to support internal growth and acquisitions and for working capital purposes.

         At its June 1995 meeting, the Board of Directors of the Company declared the issuance of a 5% common stock dividend on August 15, 1995 to common shareholders of record as of August 1, 1995. This dividend resulted in the issuance of 291,602 shares of the Company's $1.00 par value common stock. Per share data of prior periods have been restated to reflect this dividend. This is the seventh consecutive year that the Company has issued a 5% common stock dividend.


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

         On June 30, 1995, the Company completed its acquisition of MNB, a national bank headquartered in Prosperity, South Carolina. At June 30, 1995, MNB operated through three locations and had approximately $44 million in assets, $40 million in deposits and $26 million in loans. In connection with this acquisition, MNB was merged into Carolina First Bank, and the Company issued 584,968 shares of its Common Stock and cash in lieu of fractional shares to the MNB shareholders. The transaction was accounted for as a pooling of interests. All financial information contained in this filing includes the results of MNB for all periods presented.


EARNINGS REVIEW

Net Interest Income

         The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. As the primary contributor to the Company's earnings, net interest income constituted 78% and 82% of net revenues (net interest income plus noninterest income excluding the gain on sale of purchased mortgage servicing rights) in the first nine months of 1995 and 1994, respectively.

         Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax equivalent net interest income increased $6.7 million, or 22%, to $37.3 million for the first nine months of 1995 from $30.6 million for the first nine months of

1994. The increase resulted principally from a higher level of average earning assets. The growth in average earning assets, which increased $186.8 million to approximately $1.095 billion in the first nine months of 1995 from $908.4 million in the first nine months of 1994, resulted primarily from internal loan growth. Loans averaged $196.3 million higher in the first nine months of 1995 than in the same period in 1994.

         The net interest margin for the nine months ended September 30, 1995 of 4.54% was higher than the margin of 4.49% for the same period of 1994. For the third quarter, however, the 1995 net interest margin of 4.38% lagged the third quarter 1994 margin of 4.78%. The decline in the net interest margin is primarily due to a reduction in the prime interest rate and an especially competitive deposit rate environment. In July, the prime interest rate was reduced from 9% to 8.75%. Approximately 65% of the loan portfolio has variable rates and immediately repriced downward resulting in lower interest income. While deposit rate were lowered somewhat, the full impact of the reduction in prime interest rate was not realized in interest expense savings. During the third quarter of 1995, many financial institutions continued to offer deposit promotions above the market rates, creating upward pressure on the Company's cost of funds. During the first half of 1995, the Company offered a 5-month certificate of deposit promotion at a rate above the prevailing market rate. This promotion ended in July 1995, and a substantial portion of the 5-month certificates of deposit matured in the third quarter of 1995. The Company is also offering money market promotions in new markets, such as Charleston, to develop new customer relationships. The Company has instituted deposit promotions and kept its deposit rates competitive in an effort to increase its liquidity levels, as recommended by the Federal Deposit Insurance Corporation ("FDIC"). See "Liquidity". The Company expects the competitive deposit rate environment to continue.


Provision for Loan Losses

         The provision for loan losses was $5.4 million for the first nine months of 1995 and $517,000 for the first nine months of 1994. The 1995 provision for loan losses included a $3.4 million provision for loan losses made in the first quarter of 1995. This provision was made for several reasons. As a general matter, management believed that such provision was appropriate in view of a potential slowdown in the economy (which became evident in the first quarter) and an increase in the prime interest rate in February 1995, both of which could make it more difficult for certain borrowers to repay loans. Furthermore, management believed that such provision was prudent because the Company was expanding in new markets and was expecting to experience continued strong growth in loans. Also, the mix of its loan portfolio was changing such that a number of small loans were being replaced by larger credits, particularly in connection with the Securitization which occurred in January 1995. Finally, management determined that such provision was warranted because of the increase in charge-offs, including credit card receivables, in the first quarter to $1.1 million. Charge-offs for the second and third quarters of 1995 were $1.0 million and $1.4 million, respectively.

         At September 30, 1995, the Company's allowance for loan losses as a percentage of nonperforming assets was 204%, compared to 148% a year earlier. The allowance for loan losses as percentage of total loans was 0.86% and 0.68% at September 30, 1995 and 1994, respectively. Annualized net charge-offs as a percentage of average loans, including credit card receivables, were 0.45% in the first nine months of 1995, compared with 0.40% in the first nine months of 1994.

Noninterest Income

         Noninterest income, excluding the gain on sale of mortgage servicing rights and securities transactions, increased 57% to $10.1 million for the nine months ended September 30, 1995 from $6.4 million for the same period of 1994, for an increase of $3.7 million. On March 31, 1995, the Company sold purchased mortgage servicing rights associated with $435 million in loans, which resulted in a gain of approximately $2 million.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 38% to $4.1 million in the first nine months of 1995 from $3.0 million in the first nine months of 1994. Average deposits for the same period increased 12.8%. The increase in service charges was attributable to the acquisition of branches and new deposit accounts, increased fee charges and improved collection results. In addition, effective March 1, 1995, Carolina First Bank implemented new service charges, including a charge for foreign automated teller machine transactions.

         During the first nine months of 1995, the Company received credit card trust income of $2.0 million from its interests in the Trust (created in the Securitization). The credit card trust income is net of charge-offs associated with the credit cards in the Trust. The majority of the credit cards in the Trust were solicited 12 to 14 months ago. Net charge-offs rose $258,000 during the quarter, which is comparable to industry charge-off patterns which peak at this point in the credit card life cycle. Approximately $10 million in credit card receivables were added to the Trust in October 1995.

         Fees for trust services in the first nine months of 1995 of $716,000 were 5% above the $681,000 earned in the same period of 1994. At September 30, 1995, the trust department had assets under management of approximately $321 million. Fees for trust services increased as a result of the generation of new trust business and additional assets under management, partially offset by delays in the introduction of new products and the recognition of income from new business booked.

         Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees. Mortgage banking income in the first nine months of 1995 increased 10% to $1.7 million, as compared with $1.6 million in the first nine months of 1994. The increase is attributable to increased servicing volumes, partially offset by lower origination fees resulting from a slowdown in mortgage loan refinancings. Origination fees totaled $745,000 in the first nine months of 1995, compared with $808,000 in the first nine months of 1994. The decline in origination fees is attributable to lower internally originated loan volume and lower average origination fees per loan. Mortgage loans totaling approximately $53 million and $38 million were sold in the first nine months of 1995 and 1994, respectively. Income from this activity totaled $282,000 in the first nine months of 1995 and $192,000 in the first nine months of 1994.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the right to service is owned by Carolina First Bank and other non-affiliated financial institutions. At September 30, 1995, CF Mortgage was servicing or subservicing 15,259 loans having an aggregate principal balance of approximately $1.318 billion. Effective March 31, 1995, the Company sold servicing rights for 5,257 loans having a principal balance of approximately $435 million to an unrelated third party. This sale resulted in a gain for the Company of approximately $2 million and was effected because the Company believed that the terms were favorable. CF Mortgage continued servicing the loans sold until June 1995. On June 6, 1995, Carolina First Bank entered into an agreement with HomeBanc to purchase mortgage servicing rights for 9,995 loans having an aggregate principal balance of approximately $933 million. See "General." HomeBanc subserviced these loans until August 31, 1995, when the purchase was completed.

         Servicing income from non-affiliated companies, net of the related amortization, was $718,000, compared with $583,000 for the first nine months of 1994. This increase is primarily attributable to higher volumes of loans serviced which increased to $1.318 billion at September 30, 1995 from $802 million at September 30, 1994. Servicing income is net of the related amortization for the mortgage servicing rights and subservicing payments. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

         The Company recognized gains on the sale of securities of $326,000 and $189,000 in the first nine months of 1995 and 1994, respectively. Sundry income was $357,000 higher for the first nine months of 1995 than the same period of 1994, primarily because of higher customer service fees, insurance commissions, and appraisal fee income which were primarily related to increased lending and deposit activities.

         On August 18, 1993, Carolina First Bank entered into an investor services agreement with Edgar M. Norris & Co., Inc. ("Norris & Co."), a broker-dealer registered with the National Association of Securities Dealers, Inc., to offer certain brokerage services to Carolina First Bank's customers. Under this affiliate arrangement, Carolina First Bank offers certain brokerage services to its customers through dual employees (a Carolina First Bank employee who is also employed by Norris & Co.). The commissions or mark-up charges on transactions will be shared between Carolina First Bank and Norris & Co. as set forth in the investor services agreement. Brokerage services activity for the first nine months of 1995 has been limited.


Noninterest Expenses

         Noninterest expenses increased $5.9 million, or 21%, to $33.8 million in the first nine months of 1995 from $27.9 million in the first nine months of 1994. The increased expenditures primarily reflect the costs of additional personnel to support the Company's current and anticipated growth. In addition, 1995 noninterest expenses include $595,000 in non-recurring acquisition costs related to the acquisitions of ACNB and MNB, both of which closed during the second quarter of 1995. The acquisition costs included legal fees, shareholder communications, severance pay, auditor fees and overtime.

         Salaries and wages and employee benefits increased $2.1 million, or 15%, to $16.3 million in the first nine months of 1995 from $14.2 million in the first nine months of 1994. Full-time equivalent employees rose to 575 as of September 30, 1995 from 547 as of September 30, 1994. The staffing cost increases were principally attributable to acquisitions (primarily the acquisition of the 6 Republic Branches in May 1994 and Citadel Federal in April 1994), the opening of de novo branches (including Lexington, Myrtle Beach, and Charleston main offices), and additional personnel hired to support the internal growth in loans and deposits.

         Occupancy and furniture and equipment expenses increased $947,000, or 21%, to $5.5 million for the nine months ended September 30, 1995 from $4.5 million for the nine months ended September 30, 1994. This increase resulted principally from the addition of new banking offices. Twelve new offices, including Lexington, Myrtle Beach, and Charleston main offices, have been added since the beginning of 1994.

         Sundry noninterest expenses increased $2.8 million to $12.0 million in the first nine months of 1995 from $9.2 million in the first nine months of 1994. The amortization of solicitation fees associated with direct mail credit card originations increased approximately $920,000 for the first nine months of 1995, compared with the prior period. (See "Balance Sheet Review--Loans.") Intangible amortization increased approximately $601,000, principally as a result of the acquisition of the 6 Republic Branches in May 1994. Advertising expenses increased approximately $220,000 over the prior year due to new advertising campaigns to raise deposit balances and promotions in new markets. The remaining increase in sundry noninterest expense was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The large items of sundry noninterest expense were telephone, postage, supplies, loan servicing expense, and professional fees.

         At its August 1995 meeting, the Federal Deposit Insurance Corporation ("FDIC") approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. This decrease was retroactive to June 1, 1995. FDIC insurance premiums for the first three quarters of 1995 were $1.4 million, approximately $175,000 lower than 1994's charges. The FDIC insurance assessment reduction applies only to BIF-insured deposits and does not include deposits insured by the Savings Association Insurance Fund ("SAIF"). In connection with the merger of CF Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, approximately 21%, or $225 million as of September 30, 1995, of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. The SAIF is underfunded and various proposals, including a one-time charge assessed on all SAIF-insured deposits, are being considered by regulators and lawmakers to recapitalize the SAIF. No final decision on the future of SAIF has been made at this time. The Company is not in a position to assess this issue, however, it is possible that, as a result of regulatory actions, the Company, like all other SAIF members, could incur material charges with respect to its SAIF-insured deposits.


BALANCE SHEET REVIEW

Loans

         The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial portion of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At September 30, 1995, the Company had total loans outstanding of $1.030 billion which equaled approximately 97% of the Company's total deposits and approximately 74% of the Company's total assets. The composition of the Company's loan portfolio at September 30, 1995 follows: commercial and commercial mortgage 50%, residential mortgage 27%, consumer 14%, credit card 6% and construction 3%.

         The Company's loans increased $155.5 million, or 18%, to approximately $1.030 billion at September 30, 1995 from $874.5 million at September 30, 1994. This increase resulted primarily from internal growth. This increase was net of approximately $70 million of mortgage loans sold, which were predominantly current production, fixed rate mortgage loans, and the credit cards receivables transferred in the Securitization.

         In August 1995, the Company purchased approximately $32.9 million, net of related unearned income, in lease receivables from an unrelated third party. The purchase also resulted in an increase to unearned income of approximately $7 million. The leases are primarily for general office equipment. The portfolio is diversified by type of business, geographic location of lessee, and broker. The Company purchased the leases to earn an attractive yield (after adjusting for credit risk) and to diversify its existing portfolio.

         The Company has experienced significant growth in its commercial and commercial mortgage loans over the past several years. Furthermore, these loans constitute approximately 50% of the Company's total loans. There are certain risks inherent in making all loans, including risks resulting from uncertainties as to the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. However, commercial, multi-family mortgage and commercial mortgage loans are generally more risky than one-to-four family or consumer loans because they are unique in character, are generally larger in amount and are dependent upon the business' generating cash to service the loan.

         The Company had loans to 62 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $185.7 million, or 19% of the Company's loan portfolio in the third quarter of 1995. The Company had loans to five borrowers having principal amounts in excess of $5 million, which loans accounted for $31.1 million, or 3%, of the Company's loan portfolio in the third quarter of 1995. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

         For the first nine months of 1995, the Company's loans averaged $938.7 million with a yield of 9.53%, compared with $742.3 million and a yield of 8.51% for the same period of 1994. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The increase in loan yield was offset by the upward repricing of interest-bearing deposits.

         In June 1995, Carolina First Bank received an "outstanding" rating, the highest level attainable, for its Community Reinvestment Act ("CRA") performance from the FDIC. The CRA examination was conducted in December 1994.

         The Company has solicited new credit card holders through two direct mail campaigns in 1995. To date, these campaigns, mailed in June/July 1995 and September/October 1995, have resulted in the issuance of approximately 53,000 new credit cards with outstanding balances of approximately $32 million.


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

         The allowance for loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio.

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

         At September 30, 1995, the Company had $1.0 million in non-accruing loans, $1.1 million in restructured loans and $3.1 million in loans greater than ninety days past due on which interest was still being accrued. This compares with $2.5 million in non-accruing loans, no restructured loans and $2.2 million in loans greater than ninety days past due on which interest was still being accrued at September 30, 1994. Nonperforming assets as a percentage of loans and other real estate owned were 0.42% and 0.46% at September 30, 1995 and 1994, respectively. Charge-offs as a percentage of average loans during the first nine months of 1995 were 0.45%, compared with 0.40% for the first nine months of 1994. These asset quality measures compare favorably to the Company's peer group.

         The allowance for loan losses totaled $8.8 million, or 0.86% of total loans, at the end of September 1995, compared with $6.0 million, or 0.68% of total loans, at the end of September 1994. The allowance for loan losses as a percentage of nonperforming loans was 430% and 236% as of September 30, 1995 and 1994, respectively. The following table presents changes in the allowance for loan losses:

                                     ($ in thousands)

Balance at 12/31/94                    $ 6,002
Provision for loan losses                5,390
Valuation allowance for purchased loans    633
Charge-offs                             (3,460)
Recoveries                                 280
Balance at 9/30/95                     $ 8,845

         Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan". Under the new standard, the Company must value all specifically-reviewed loans for which it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the terms of the loan agreement on the loan's discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

         At September 30, 1995, the recorded investment in loans that were considered to be impaired under SFAS 114 was $970,000. The related allowance for these impaired loans was $376,000. The average recorded investment and foregone interest on impaired loans during the nine months ended September 30, 1995 was approximately $599,000 and $110,000, respectively. For the nine months ended

September 30, 1995, the Company recognized interest income on impaired loans of $91,000, none of which was recognized using the cash method of income recognition.

         During the third quarter of 1995, Carolina First Bank was examined by the FDIC and the State Board of Financial Institutions in a joint safety and soundness examination. No significant increases in reserves resulted from these examinations.

         Subsequent to quarter end, a large borrower experienced heightened financial difficulty resulting in the sale of the borrower's company to an unrelated party. As payment for the loan, the Company received cash, which constituted the majority of the payment, and real estate. In connection with the settlement of this loan, the Company realized a minimal loss, which will be recognized during the fourth quarter of 1995.


Securities

         Debt securities held as assets are classified as investment securities, securities available for sale or trading securities. Effective January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Securities classified as investments are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. In order to qualify as an investment asset, the Company must have the ability and a positive intention to hold them to maturity. Securities available for sale are carried at market value with unrealized gains or losses reported in shareholders' equity. These securities may be disposed of if management believes that the sale would provide the Company and its subsidiaries with increased liquidity or, based upon prevailing or projected economic conditions, that such sales would be a safe and sound banking practice and in the best interest of the stockholders. Trading securities are carried at market value with adjustments for unrealized gains or losses reported in noninterest income. The Company's policy is to acquire trading securities only to facilitate their sale to customers.

         During the fourth quarter of 1995, the Company plans to review the classifications of its investment portfolio under SFAS 115 and may reclassify securities in keeping with the one-time reclassification provision.

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

         At September 30, 1995, the Company's total investment portfolio had a book value of $193.6 million and a market value of $193.2 million for an unrealized net loss of $400,000. The investment portfolio has a weighted average maturity of approximately 2.0 years. Securities (i.e., investment securities, securities available for sale and trading securities) averaged $148.0 million in the first nine months of 1995, 1% above the first nine month 1994 average of $146.0 million. The average portfolio yield increased to 5.79% for the first nine months of 1995 from 4.55% for the first nine months of 1994. The portfolio yield increased due to a rising interest rate environment. At September 30, 1995, securities totaled $196.0 million, up $65.3 million from the $130.7 million invested as of the third quarter end 1994.


Other Assets

         At September 30, 1995, other assets included other real estate owned of $2.3 million and intangible assets of $32.7 million. The intangible assets balance is attributable to goodwill of $8.3 million, core deposit balance premiums of $10.2 million, excess and purchased mortgage servicing rights of $14.2 million and purchased credit card premiums of $294,000.


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

         During the first nine months of 1995, interest-bearing liabilities averaged $1.0 billion, compared with $837.8 million for the comparable period of 1994. This increase resulted principally from branch acquisitions. The average interest rates were 4.80% and 3.65% for the first nine months of 1995 and 1994, respectively. At September 30, 1995, interest-bearing deposits comprised approximately 86% of total deposits and 81% of interest-bearing liabilities. Starting in 1994, the Company modified its funding strategy to rely more on advances from the Federal Home Loan Bank (the "FHLB") because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower that the marginal cost of raising deposits. At September 30, 1995, FHLB advances totaled $84.4 million, compared with $7.7 million at September 30, 1994.

         The Company uses its deposit base as its primary source of funds. Deposits grew 4% to $1.063 billion at September 30, 1995 from $1.018 billion at September 30, 1994. Internal growth generated the $45 million in new deposits. During the first nine months of 1995, total interest-bearing deposits averaged $881.3 million with a rate of 4.56%, compared with $799.1 million with a rate of 3.62% in 1994. As the level of interest rates continued to rise in 1994, the Company repriced deposits more slowly than the increases in the yields on earning assets. During the first nine months of 1995, deposit pricing was very competitive in Carolina First Bank's market areas, resulting in upward pressure on deposit interest rates.

         Average noninterest-bearing deposits, which increased 32% during the year, increased to 12.4% of average total deposits in the first nine months of 1995 from 10.5% in the first nine months of 1994. This increase was attributable to new accounts from commercial loan customers and escrow balances related to mortgage servicing operations.

         The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 88% for the first nine months of 1995. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.


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

         Total shareholders' equity decreased $2.7 million, or 3%, to $92.1 million at September 30, 1995 from $94.9 million at September 30, 1994. This change primarily reflects the fourth quarter 1994 one-time after-tax restructuring charge of $9.4 million and the payment of dividends, both of which were partially offset by the retention of earnings.

         Book value per share at September 30, 1995 and 1994 was $8.94 and $9.44, respectively. The decline in book value was attributable to the one-time 1994 restructuring charges. Tangible book value per share at September 30, 1995 and 1994 was $5.91 and $6.61, respectively. Tangible book value was significantly below book value as a result of the purchase premiums associated with branch acquisitions and the purchase of CF Mortgage. Tangible book value declined during 1994 as a result of the addition of intangible assets related to the branch acquisitions and reclassification of loan premiums as intangible assets.

         Under the capital guidelines of the Board of Governors of the Federal Reserve (the "Federal Reserve Board") and the Federal Deposit Insurance Corporation ("FDIC"), the Company and Carolina First Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill. Banks and bank holding companies must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets less goodwill and other intangibles) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

         Effective January 1, 1993, the FDIC replaced the uniform insurance assessment rate with a transitional risk-based assessment schedule (which is required by FDICIA to be fully effective by January 1994). The actual assessment to be paid is based on the institution's assessment risk classification, which will be determined based on (i) whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement prompt corrective action provisions of FDICIA, and (ii) whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. See "Earnings Review - Noninterest Expenses" for a discussion of a reduction in the FDIC insurance assessment for BIF-insured deposits.

         At September 30, 1995, the Company and Carolina First Bank were in compliance with each of the applicable regulatory capital requirements and exceeded the "well capitalized" regulatory guidelines, except for total risk-based capital for Carolina First Bank. Carolina First Bank's total risk-based capital ratio exceeded the "adequately capitalized" regulatory guideline. Carolina First Bank's risk-based insurance assessment has been set at 0.04% of its average assessment base for BIF-insured deposits, which reflects the reduction approved by the FDIC in August 1995, and 0.23% of its average assessment base for SAIF-insured deposits. Approximately 21% of Carolina First Bank's deposits are insured through the SAIF. See "Earnings Review - Noninterest Expenses." The following table sets forth various capital ratios for the Company and Carolina First Bank.



Capital Ratios
                                                   As of    Well Capitalized   Adequately Capitalized
                                                  9/30/95    Requirement       Requirement

Company:







   Total Risk-based Capital                        10.26%       10.0%             8.0%
   Tier 1 Risk-based Capital                        7.01         6.0              4.0
   Leverage Ratio                                   5.38         5.0              4.0

Carolina First Bank:
   Total Risk-based Capital                         9.87        10.0              8.0
   Tier 1 Risk-based Capital                        9.03         6.0              4.0
   Leverage Ratio                                   6.92         5.0              4.0



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

         In each year from 1989 through 1995, the Company issued 5% common stock dividends to common stockholders. At its June 1995 meeting, the Board of Directors of the Company declared the issuance of a 5% common stock dividend on August 15, 1995 to common shareholders of record as of August 1, 1995. The Company has paid all scheduled cash dividends on the Series 1993 Preferred Stock, Series 1993B Preferred Stock, Series 1994 Preferred Stock and Notes since their respective issuances.

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



LIQUIDITY AND INTEREST RATE SENSITIVITY

         Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves meeting the cash flow requirements of the Company. These cash flow requirements primarily involve withdrawals of deposits, extensions of credit, payment of operating expenses and repayment of purchased funds. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sales of debt securities, temporary investments and earnings. Temporary investments averaged 0.78% and 2.8% of earning assets in the first nine months of 1995 and 1994, respectively. Management believes that the Company maintains an adequate level of liquidity by retaining liquid assets and other assets that can easily be converted into cash, and by maintaining access to alternate sources of funds, including federal funds purchased from correspondent banks and borrowing from the FHLB. The Company is considering a sale/leaseback transaction for a portion of its owned properties, which would provide approximately $14 million in liquidity. The Company is also pursuing the securitization of approximately $100 million in commercial real estate loans, which would move these loans off the balance sheet and significantly improve liquidity. The sale/leaseback and commercial real estate securitization transactions are merely under consideration and may or may not occur.

         The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. FDIC examiners suggest that a commercial bank maintain a liquidity ratio of between 20% and 25%. At September 30, 1995, Carolina First Bank's liquidity ratio was approximately 11.5%. At September 30, 1995, Carolina First Bank had unused short-term lines of credit totaling approximately $26.0 million. All of these lenders have reserved the right to withdraw these lines of credit at their option. In addition, Carolina First Bank has access to borrowing from the FHLB. At September 30, 1995, unused borrowing capacity from the FHLB totaled $41.6 million. Management believes that these sources are adequate to meet its liquidity needs. Following its third quarter of 1995 examination, the FDIC recommended that Carolina First Bank increase its liquidity ratio. The Company has adopted a plan which is designed to improve its liquidity ratio.

         In 1994, the Company modified its funding strategy to rely more on advances from the FHLB because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower than the marginal cost of raising deposits. At September 30, 1995, FHLB advances totaled $84.4 million, compared with $7.7 million at September 30, 1994.

         The Company has certain cash needs, including general operating expenses and the payment of dividends and interest on borrowings. The Company generates cash to meet these needs primarily through management fees and dividends paid to it by its subsidiaries and secondarily from existing cash reserves, sales of securities available for sale, interest income on its investment assets and certain other vehicles.

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

         As demonstrated by the following analytical measures of asset quality, management believes the

Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $3.2 million in the first nine months of 1995 and $2.2 million in the first nine months of 1994, or 0.45% and 0.40%, respectively, as a percentage of average loans. Nonperforming assets as a percentage of loans and other real estate owned were 0.42% and 0.46% as of September 30, 1995 and 1994, respectively.


INDUSTRY DEVELOPMENTS

Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations. See "Capital Resources and Dividends."

         At its August 1995 meeting, the FDIC approved a reduction in the insurance assessments for BIF deposits. This reduction decreased Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. The implementation date was retroactive to the second quarter of 1995. The FDIC insurance assessment reduction applies only to BIF-insured deposits and does not include deposits insured by the SAIF. In connection with the merger of CF Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, approximately 21%, or $225 million as of September 30, 1995, of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. The SAIF is underfunded and various proposals, including a one-time charge assessed on all SAIF-insured deposits, are being considered by regulators and lawmakers to recapitalize the SAIF. No final decision on the future of SAIF has been made at this time. The Company is not in a position to assess this issue, however, it is possible that, as a result of regulatory actions, the Company, like all other SAIF members, could incur material charges with respect to its SAIF-insured deposits.

         The Company plans to adopt SFAS No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), during the fourth quarter of 1995. The effect of this statement will be applied retroactively to the beginning of 1995. Under SFAS 122, the Company records an asset that reflects the value of the servicing for its originated mortgage loans.

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

                  On September 26, 1995, David W. Bowers and E. Monte Bowers filed a lawsuit against the Company and Carolina First Bank in the Court of Common Pleas in Newberry County, South Carolina. The complaint alleges breach of contract, breach of contract accompanied by a fraudulent act and fraud in the inducement. The allegations arise from Carolina First Bank's alleged breach of written employment agreements with David Bowers and Monte Bowers. The Bowers demand judgment against Carolina First Bank in the amount of $912,000 plus punitive damages, attorneys' fees and costs. It is the Company's position that it has not breached the relevant employment contracts and is vigorously defending this lawsuit. However, at this time which is early in the litigation process, the Company is not in a position to assess the likelihood or amount of liability.


ITEM 2            CHANGE IN SECURITIES

                  None.


ITEM 3            DEFAULTS UPON SENIOR SECURITIES

                  None.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  None.

                                     PART II
                                   (Continued)




ITEM 5            OTHER INFORMATION

                  None.



ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

11.1     Computation of Primary and Fully Diluted Earnings Per Share.

27.1     Financial Data Schedules.

  (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K/A dated September 14, 1995 (Event: June 30, 1995).

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