Form 10-K
period 1995-12-31
CAROLINA FIRST CORP
filed 1996-03-29
CIK 797871

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), computed by reference to the closing price of such stock, as of March 1, 1996 was $192,343,000.

The number of shares outstanding of the Registrant's common stock, $1.00 Par Value was 9,213,683 at March 25, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
Incorporated Document                                    Location in Form 10-K
Portions of 1995 Annual Report to Shareholders           Part II; IV
Portions of Proxy Statement dated March 12, 1996         Part III

                                     PART I


ITEM 1 - BUSINESS


THE COMPANY

                  Carolina First Corporation (the "Company"), organized in 1986, is a bank holding company headquartered in Greenville, South Carolina. At December 31, 1995, it operated through three subsidiaries: Carolina First Bank, a state-chartered bank headquartered in Greenville, South Carolina; Carolina First Mortgage Company, a South Carolina corporation headquartered in Columbia, South Carolina ("CF Mortgage"); and Blue Ridge Finance Company, an automobile finance company headquartered in Greenville, South Carolina ("Blue Ridge"). On February 3, 1995, the Company completed the merger of Carolina First Savings Bank, its savings bank subsidiary, into Carolina First Bank. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. The Company, which commenced banking operations in December 1986, currently conducts business through 55 locations in South Carolina. At December 31, 1995, the Company had approximately $1.415 billion in assets, $1.062 billion in loans, $1.095 billion in deposits and $95.0 million in shareholders' equity.

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

                  The Company currently serves four principal market areas: the Greenville metropolitan area and surrounding counties (located in the Upstate region of South Carolina); the Columbia metropolitan area and surrounding counties (located in the Midlands region of South Carolina); Georgetown and Horry counties (located in the northern Coastal region of South Carolina); and the Charleston metropolitan area (located in the central Coastal region of South Carolina). The Company's principal market areas represent the four largest Metropolitan Statistical Areas in the state. The Company also has branch locations in other counties in South Carolina.

                  The Company began its operations with the de novo opening of Carolina First Bank in Greenville and has pursued a strategy of growth through internal expansion and through the acquisition of branch locations and financial institutions in selected market areas. Its more significant acquisitions include
(i) the acquisition in August 1990 of First Federal Savings and Loan Association of Georgetown (subsequently renamed Carolina First Savings Bank) which was merged into Carolina First Bank in February 1995, (ii) the acquisitions in March 1993 and May 1994 of twelve branch locations and six branch locations, respectively, of Republic National Bank, (iii) the acquisition of First Sun Mortgage Corporation (subsequently renamed Carolina First Mortgage Company) in September 1993, (iv) the merger of Aiken County National Bank into Carolina First Bank in April 1995, and (v) the merger of Midlands National Bank into Carolina First Bank in June 1995. Approximately half of the Company's total deposits have been generated through acquisitions.

CAROLINA FIRST BANK

                  Carolina First Bank engages in a general banking business through 52 branches in 34 communities in 15 South Carolina counties. Carolina First Bank's primary focus is on commercial and consumer lending to customers in its market areas, with mortgage lending being of secondary emphasis. It also provides demand transaction accounts and time deposit accounts to businesses and individuals. Since the acquisition of CF Mortgage in 1993, Carolina First Bank's mortgage origination and servicing activities have been performed by CF Mortgage.

                  Carolina First Bank provides a full range of commercial and consumer banking services, including short and medium-term loans, mortgage loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing, real estate lending, safe deposit services, savings accounts, interest- and noninterest-bearing checking accounts and installment and other personal loans. Carolina First Bank also provides trust services, investment products and various cash management programs.


CF MORTGAGE

                  On September 30, 1993, the Company acquired First Sun Mortgage Corporation (subsequently renamed Carolina First Mortgage Company). CF Mortgage is engaged primarily in originating, underwriting and servicing one-to-four family residential mortgage loans. CF Mortgage also buys or sells purchased mortgage servicing rights to keep its servicing balances at economically desirable levels or to recognize gains from favorable terms.

                   CF Mortgage's mortgage loan origination operation is conducted principally through eight offices in South Carolina. Mortgage loan applications are forwarded to CF Mortgage's headquarters in Columbia for processing in accordance with GNMA, FNMA and other applicable guidelines. During 1995, 1,162 mortgage loans totaling $110 million were originated. The Company generally sells all conforming fixed rate mortgage loans into the secondary market.

                  CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the right to service is owned by Carolina First Bank and other non-affiliated financial institutions. This servicing operation is conducted at its headquarters location in Columbia, South Carolina. At December 31, 1995, CF Mortgage was servicing or subservicing approximately 14,979 loans having an aggregate principal balance of approximately $1.279 billion. These servicing balances included $300 million in mortgage loans for which the mortgage servicing rights were sold at year end and CF Mortgage is subservicing until June 1996.


BLUE RIDGE

                  On December 29, 1995, the Company completed its acquisition of Blue Ridge, an automobile finance company headquartered in Greenville, South Carolina. Blue Ridge operates from one location and, at December 31, 1995, had approximately $4 million in total assets. Blue Ridge is engaged primarily in indirect automobile lending.

ACQUISITIONS

                  Since its inception in 1986, the Company has pursued a strategy of growth through internal expansion and through the acquisition of branch locations and financial institutions in selected market areas when suitable opportunities develop. The Company has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers.

                  The Company has grown through acquisitions. The following list summarizes the Company's acquisition activity during the past three years.

                                                                              Method of
Acquisition                      Date                          Acquired       Accounting
13 Branch Locations              March 1993                    $205 million   Purchase
Republic National Bank                                         (Deposits)
South Carolina

First Sun Mortgage Corporation   September 1993                $250 million   Purchase
Columbia, South Carolina                                       (Mortgage Servicing Rights)

3 Branch Locations               December 1993                 $38 million    Purchase
Bay Savings Bank, F.S.B                                        (Deposits)
Columbia, South Carolina

1 Branch Location                April 1994                    $6 million     Purchase
Citadel Federal Savings and                                    (Deposits)
Loan Association
Charleston, South Carolina

6 Branch Locations               May 1994                      $135 million   Purchase
Republic National Bank                                         (Deposits)
South Carolina

Aiken National Bank              April 1995                    $39 million    Pooling
Aiken, South Carolina                                          (Assets)

Midlands National Bank           June 1995                     $44 million    Pooling
Prosperity, South Carolina                                     (Assets)

Blue Ridge Finance Company       December 1995                 $4 million     Pooling
Greenville, South Carolina                                     (Assets)








DIVIDENDS

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

                  In November 1993, the Board of Directors initiated a regular quarterly cash dividend of $0.05 per share payable on the Common Stock, the first of which was paid on February 1, 1994. Cash dividends have been paid on a quarterly basis since the initiation of the cash dividend. The Board of Directors increased the quarterly cash dividend to $0.06 beginning in the first quarter of 1995 and to $0.07 beginning in the first quarter of 1996. The Company presently intends to continue to pay this quarterly cash dividend on the Common
Stock; however, future dividends will depend upon the Company's financial performance and capital requirements.


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


EMPLOYEES

                  At December 31, 1995, the Company employed a total of 589 full-time equivalent employees. The Company believes that its relations with its employees are good.


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

                   In August 1995, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. Effective January 1, 1996, the insurance assessment for Carolina First Bank's BIF deposits was set at zero
(although banks pay a $2,000 annual fee). The FDIC insurance assessment reduction applies only to BIF-insured deposits and does not include deposits insured by the Savings Association Insurance Fund ("SAIF"). In connection with the merger of Carolina First Savings Bank into Carolina First Bank and Carolina
First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, approximately $223 million of Carolina First Bank's total deposits (as of March 31, 1995, the proposed assessment date) are subject to SAIF insurance assessments imposed by the FDIC. The SAIF is underfunded and various proposals, including a one-time charge assessed on all SAIF- insured deposits, are being considered by regulators and lawmakers to recapitalize the SAIF. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that the special assessment were applied at the $0.85 rate, the Company would incur additional deposit insurance premium expense of approximately $1.9 million which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time. Carolina First Bank's SAIF-insured deposits are currently assessed at 0.23% of the average assessment base.


ACCOUNTING ISSUES

                  In October 1995, the FASB issued SFAS 123, "Accounting for
Stock-Based Compensation." SFAS 123 establishes a new method of accounting for stock-based arrangements by measuring the value of a stock compensation award by the fair value method versus the intrinsic method as currently is used under the provisions of Opinion 25. If entities do not adopt SFAS 123, they will be required to disclose in the footnotes net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS are effective for financial statements with fiscal years beginning after December 15, 1995. SFAS 123 will have minimal impact on the Company.


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

                  The Company. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Company is subject to regulation and supervision by the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of any bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibited the Company from acquiring control of any bank operating outside the State of South Carolina until September 29, 1995 unless such action was specifically authorized by the statutes of the state where the bank to be acquired was located. See " -- Supervision and Regulation
-- Interstate Banking."

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

                  Carolina First Bank. Carolina First Bank is an FDIC-insured,
South Carolina-chartered banking corporation and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board and the FDIC. These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of Carolina First Bank. The FDIC has broad authority to prohibit Carolina First Bank from engaging in what it determines to be unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings. Carolina First Bank also is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit and fair credit reporting laws.
Carolina First Bank is not a member of the Federal Reserve System.





                  Dividends. The holders of the Company's common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. The holders of the Company's outstanding series of preferred stock are also entitled to receive dividends when, as and if declared by the Board of Directors in their discretion out of funds legally available therefor and as set forth in the Company's Articles of Incorporation.
The Company is a legal entity separate and distinct from its subsidiaries and depends for its revenues on the payment of dividends from its subsidiaries.
Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as Carolina
First Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered
"undercapitalized," as that term is defined in applicable regulations. In addition, as a South Carolina-chartered bank, Carolina First Bank is subject to legal limitations on the amount of dividends it is permitted to pay. In particular, Carolina First Bank must receive the approval of the South Carolina
Commissioner of Banking prior to paying dividends to the Company.


CAPITAL ADEQUACY

                  The Company. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common stockholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December
31, 1995, the Company was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

                  Carolina First Bank. As a state-chartered, FDIC-insured institution which is not a member of the Federal Reserve System, Carolina First
Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum ratio of 100 to 200 basis points above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. As of December 31, 1995, the Company and Carolina First Bank were both in compliance with each of the applicable regulatory capital requirements.









FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

                  The Federal Deposit Insurance Corporation Improvement Act of
1994 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Federal Reserve, the FDIC and the OCC have issued a joint advance notice of proposed rulemaking, and have issued a revised proposal, soliciting comments on a proposed framework for implementing these revisions. Under the proposal, an institution's assets, liabilities, and off-balance sheet positions would be weighted by risk factors that approximate the instrument's price sensitivity to a 100 basis point change in interest rates. Institutions with interest rate risk exposure in excess of a threshold level would be required to hold additional capital proportional to that risk.
The notice also asked for comments on how the risk-based capital guidelines of each agency may be revised to take account of concentration and credit risk and the risk of nontraditional activities. Carolina First Corporation cannot assess at this point the impact the proposal would have on the capital requirements of Carolina First Corporation or its subsidiary depository institutions.

                  As an FDIC-insured institution, Carolina First Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury (the "Treasury Department").

                  Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule, having assessments ranging from 0.23% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA (see "--Certain
Regulatory Matters--Other Safety and Soundness Regulations"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In August 1995, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. Effective January 1, 1996, the insurance assessment for Carolina First Bank's BIF deposits was set at zero
(although banks pay a $2,000 annual fee). The FDIC insurance assessment reduction applies only to BIF-insured deposits and does not include deposits insured by the Savings Association Insurance Fund ("SAIF").

                  In connection with the merger of Carolina First Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other
SAIF-insured deposits in connection with various acquisitions, approximately
$223 million of Carolina First Bank's total deposits (as of March 31, 1995, the proposed assessment date) are subject to SAIF insurance assessments imposed by the FDIC. The SAIF is underfunded and various proposals, including a one-time charge assessed on all SAIF-insured deposits, are being considered by regulators and lawmakers to recapitalize the SAIF. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that the special assessment were applied at the $0.85 rate, the Company would incur additional deposit insurance premium expense of approximately $1.9 million which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time. Carolina First Bank's
SAIF-insured deposits are currently assessed at 0.23% of the average assessment base.






OTHER SAFETY AND SOUNDNESS REGULATIONS

                  Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or
"critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered
"well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% ( or 3% in the case of a bank with a composite
CAMEL rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and
(C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. Carolina First Corporation and Carolina
First Bank each currently meet the definition of well capitalized.

                  Brokered Deposits. Current federal law also regulates the acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" depository institution to accept brokered deposits without prior regulatory approval. Under FDIC regulations, "well capitalized" insured depository institutions may accept brokered deposits without restriction, "adequately capitalized" insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates) while "undercapitalized" insured depository institutions may not accept brokered deposits. The regulations provide that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of FDICIA (as described in the previous paragraph). Carolina First Corporation does not believe that these regulations will have a material adverse effect on its current operations.

                  Other FDICIA Regulations. To facilitate the early identification of problems, FDICIA required the federal banking agencies to review and, under certain circumstances, prescribe more stringent accounting and reporting requirements than those required by generally accepted accounting principles. The FDIC has issued final regulations implementing those provisions.
The rule, among other things, requires that management report on the institution's responsibility for preparing financial reporting and compliance with designated laws and regulations concerning safety and soundness, and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using
FDIC approved audit procedures.

                  FDICIA required each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions (such as Carolina First Bank) and depository institution holding companies (such as Carolina First Corporation), including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). Each of the federal banking agencies has issued a joint notice of proposed rulemaking, which requested comment on the implementation of these standards. The proposed rule sets forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation fees and benefits. The proposed rule also establishes a maximum ratio of classified assets to capital, and requires institutions to meet minimum capital standards as a measure of whether such institutions have minimum earning sufficient to absorb losses without impairing capital. Finally, the proposed rule would define compensation as excessive if it is unreasonable or disproportionate to the services actually performed. Bank holding companies would not be subject to the standards on compensation. The proposal contemplates that each federal agency would determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. Carolina First Corporation has not yet determined the effect the proposed rule would have on its operations and the operations of its depository institution subsidiary if it is adopted substantially as proposed.


COMMUNITY REINVESTMENT ACT

                  Carolina First Bank is subject to the requirements of the Community Reinvestment Act ("CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Carolina First Bank received an "outstanding" rating in its most recent evaluation.

                  As a result of a Presidential initiative, each of the federal banking agencies has issued a notice of proposed rulemaking that would replace the current CRA assessment system with a new evaluation system that would rate institutions based on their actual performance (rather than efforts) in meeting community credit needs. Under the proposal, each institution would be evaluated based on the degree to which it is providing loans (the lending test), branches and other services (the service test) and investments to low- and moderate-income areas (the investment test). Under the lending test, as proposed, an institution would be evaluated on the basis of its market share of reportable loans in low- and moderate-income areas in comparison to other lenders subject to CRA in its service area, and in comparison with the institution's market share of reportable loans in other service areas. An institution would be evaluated under the investment test based on the amount of investments made that have had a demonstrable impact on low- and moderate-income areas or persons as compared to its risk-based capital. The service test would evaluate a retail institution primarily based on the percentage of its branches located in, or that are readily accessible to, low- and moderate-income areas.
Each depository institution would have to report to its federal supervisory agency and make available to the public data on the geographic distribution of its loan applications, denials, originations and purchases. Small institutions could elect to be evaluated under a streamlined method that would not require them to report this data. All institutions, however, would receive one of five ratings based on their performance: Outstanding, High Satisfactory, Low
Satisfactory, Needs to Improve or Substantial Noncompliance. An institution that received a rating of Substantial Noncompliance would be subject to enforcement action. The Company currently is studying the proposal and determining whether the regulation, if adopted, would require changes to Carolina First Bank's CRA action plans.


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

                  Congress recently enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act"), which will increase the ability of bank holding companies and banks to operate across state lines.
Under the Riegle-Neal Act, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Company and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South
Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The Company believes that this legislation may result in increased takeover activity of South
Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.

                  There is legislation pending before the General Assembly of the State of South Carolina which is designed to implement the Riegle-Neal Act.

OTHER REGULATIONS

                  Interest and certain other charges collected or contracted for by Carolina First Bank and CF Mortgage Company are subject to state usury laws and certain federal laws concerning interest rates. Carolina First Bank's and CF
Mortgage Company's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, CRA requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal
Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of Carolina First Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer
Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic services.






ITEM 1 - STATISTICAL DISCLOSURE



Comparative Average Balances -- Yields and Costs.................................................16

Rate/Volume Variance Analysis....................................................................17

Securities Held for Investment Composition.......................................................18

Securities Available for Sale Composition........................................................18

Trading Account Composition......................................................................18

Securities Held for Investment and Securities Available for Sale Maturity Schedule...............19

Loan Portfolio Composition.......................................................................20

Loan Maturity and Interest Sensitivity...........................................................20

Nonperforming Assets.............................................................................21

Summary of Loan Loss Experience..................................................................21

Composition of Allowance for Loan Losses.........................................................22

Types of Deposits................................................................................23

Certificates of Deposit Greater than $100,000....................................................23

Return on Equity and Assets......................................................................24

Short-Term Borrowings............................................................................25

Interest Rate Sensitivity........................................................................26

Noninterest Income...............................................................................27

Noninterest Expense..............................................................................27

                              Comparative Average Balances -- Yields and Costs
                                             (dollars in thousands)


                                                                            Years Ended December 31,
                                                               1995                        1994                      1993
                                              Average/   Income/    Yield/    Average/  Income/   Yield/   Average/  Income/  Yield/
                                               Balance   Expense     Rate      Balance  Expense    Rate     Balance   xpense   Rate

ASSETS
 Earning assets
  Loans (net of unearned income)(1)............$  965,632 $92,731    9.60 % $  781,503 $68,474    8.76 % $ 548,619 $ 46,312   8.44 %
  Investment securities (taxable)..............   134,894   7,500    5.56      125,053   5,623    4.50     131,829    6,483   4.92
  Investment securities (nontaxable)...........    22,930   1,674(2) 7.30       17,609   1,567(2) 8.90       8,252      731(2)8.86
  Federal funds sold and resale agreements.....     5,870     360    6.13       15,810     603    3.81      21,154      638   3.02
  Interest bearing deposits with other banks...       919      71    7.73        1,180      49    4.17       1,284       57   4.42
      Total earning assets..................... 1,130,245 102,336    9.05 %    941,155  76,316    8.11 %   711,138   54,221   7.62 %
  Non-earning assets...........................   139,512                      115,799                      71,413
      Total assets.............................$1,269,757                   $1,056,954                   $ 782,551

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking..........................$  114,897 $ 2,332    2.03 % $  101,558 $ 2,193    2.16 % $  66,891 $  1,523   2.28 %
    Savings....................................    75,407   2,235    2.96       87,919   2,619    2.98      60,854    1,848   3.04
    Money market...............................   158,742   6,473    4.08      157,460   4,856    3.08     137,807    4,007   2.91
    Certificates of deposit....................   497,358  27,544    5.54      433,123  18,945    4.37     333,338   14,911   4.47
    Other......................................    45,850   2,595    5.66       44,347   2,137    4.82      34,733    1,766   5.09
      Total interest-bearing deposits..........   892,254  41,179    4.62 %    824,407  30,750    3.73 %   633,623   24,055   3.80 %
   Short-term borrowings.......................   136,799   8,196    6.00       41,362   1,638    3.96      14,023      427   3.05
   Long-term borrowings........................    16,875   1,603    9.50        1,309     121    9.25       1,444      125   8.66
    Total interest-bearing liabilities......... 1,045,928  50,978    4.87 %    867,078  32,509    3.75 %   649,090   24,607   3.79 %
   Non-interest bearing liabilities
    Non-interest bearing deposits..............   130,775                      101,209                      61,550
    Other non-interest liabilities.............     2,812                        1,290                       6,393
    Total liabilities.......................... 1,179,515                      969,577                     717,033
Shareholders' equity...........................    90,242                       87,377                      65,518
  Total liabilities and shareholders' equity...$1,269,757                   $1,056,954                   $ 782,551
 Net interest margin...........................           $51,358    4.54 %            $43,807    4.65 %           $ 29,614   4.16 %

---------------------------------
(1)Includes nonaccruing loans.
(2)Fully tax-equivalent basis at a 35% tax rate.
Note:  Average balances are derived from daily balances.

                          Rate/Volume Variance Analysis
                             (dollars in thousands)


                                                 1995 Compared to 1994            1994 Compared to 1993
                                                      Amount     Amount                 Amount     Amount
                                                      Caused     Caused                 Caused     Caused
                                                        by         by                     by         by
                                           Total    Change in  Change in     Total    Change in  Change in
                                           Change     Volume      Rate       Change     Volume      Rate

Earning assets
   Loans, net of unearned income........$   24,257 $   17,682  $   6,575 $    22,162 $   20,405 $    1,757
   Securities, taxable..................     1,877        547      1,330        (860)      (310)      (550)
   Securities, nontaxable...............       107        388       (281)        836        820         16
   Federal funds sold...................      (243)      (609)       366         (35)      (234)       199
   Interest-bearing deposits with
      other banks.......................        22        (11)        33          (8)        (6)        (2)
             Total interest income......    26,020     17,997      8,023      22,095     20,675      1,420

Interest-bearing liabilities
   Interest-bearing deposits
      Interest checking.................       139        271       (132)        670        757        (87)
      Savings...........................      (384)      (370)       (14)        771        812        (41)
      Money market......................     1,617         52      1,565         849        602        247
      Certificates of deposit...........     8,599      3,557      5,042       4,034      4,374       (340)
      Other.............................       458         85        373         371        465        (94)
          Total interest-bearing deposit    10,429      3,595      6,834       6,695      7,010       (315)
Short-term borrowings...................     6,558      5,718        840       1,211      1,049        162
Long-term borrowings....................     1,482      1,479          3          (4)        (9)         5

             Total interest expense.....    18,469     10,792      7,677       7,902      8,050       (148)

                Net interest income.....$    7,551 $    7,205  $     346 $    14,193 $   12,625 $    1,568


Note: Changes which are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

                                     Securities Held for Investment Composition
                                                     (dollars in thousands)


                                                             December 31, (at amortized cost)
                                                                1995       1994       1993

U.S. Treasury securities....................................$        0 $    6,189 $    8,906
Obligations of U.S. Government agencies and corporations....         0     42,936     37,636
Obligations of states and political subdivisions............    25,937     21,086     11,907
Other securities............................................       352         53      6,043
                                                            $   26,289 $   70,264 $   64,492



                                      Securities Available for Sale Composition
                                                    (dollars in thousands)

                                                              December 31, (at carrying value)
                                                                1995       1994       1993

U.S. Treasury securities....................................$   97,140 $   26,534 $   11,523
Obligations of U.S. Government agencies and corporations....    36,706     26,879     51,357
Other securities............................................    12,426      7,135      1,991
                                                            $  146,272 $   60,548 $   64,871



                                               Trading Account Composition
                                                     (dollars in thousands)


                                                              December 31, (at carrying value)
                                                                1995       1994       1993

U.S. Treasury and Government agencies.......................$    4,954 $      178 $        0
State and political subdivisions............................       851        977        250
                                                            $    5,805 $    1,155 $      250


          Securities Held for Investment and
    Securities Available for Sale Maturity Schedule
                (dollars in thousands)

                                                           Held for Investment -- Book Value

                                                                         After One     After Five
                                                                            But            But
                                                           Within         Within         Within         After
                                                          One Year      Five Years      Ten Years     Ten Years        Total
U.S Treasury...........................................$           0 $            0 $            0 $           0 $            0
U.S. Government agencies
   and corporations....................................            0              0              0             0              0
States and political subdivisions....................          2,668          9,831         10,253         3,185         25,937
Other securities.......................................            0              0              0           352            352
                                                       $       2,668 $        9,831 $       10,253 $       3,537 $       26,289

Weighted average yield

U.S Treasury...........................................         0.00 %         0.00 %         0.00 %        0.00 %         0.00 %
U.S. Government agencies
   and corporations....................................         0.00           0.00           0.00          0.00           0.00
States and political subdivisions......................         4.01           4.29           4.76          5.29           4.57
Other securities.......................................         0.00           0.00           0.00          2.74           2.74
                                                                4.01 %         4.29 %         4.76 %        5.04 %         4.55 %



                                                           Available for Sale -- Book Value

                                                                         After One     After Five
                                                                            But            But
                                                           Within         Within         Within         After
                                                          One Year      Five Years      Ten Years     Ten Years        Total
U.S Treasury...........................................$      97,118 $            0 $            0 $           0 $       97,118
U.S. Government agencies
   and corporations....................................        1,400         35,341              0             0         36,741
States and political subdivisions......................            0              0              0             0              0
Other securities.......................................       12,322              0              0             0         12,322
                                                       $     110,840 $       35,341 $            0 $           0 $      146,181

Weighted average yield

U.S Treasury...........................................         5.40 %         0.00 %         0.00 %        0.00 %         5.40 %
U.S. Government agencies
   and corporations....................................         5.33           6.18           0.00          0.00           6.15
States and political subdivisions......................         0.00           0.00           0.00          0.00           0.00
Other securities.......................................         5.13           0.00           0.00          0.00           5.13
                                                                5.37 %         6.18 %         0.00 %        0.00 %         5.57 %

                                       19

                                       Loan Portfolio Composition
                                        (dollars in thousands)

                                                                  December 31,
                                              1995          1994          1993          1992          1991
Commercial, financial and agricultural..$     188,255 $     179,876 $     137,340 $     112,241 $      96,061
Real Estate
   Construction.........................       31,552        24,039        22,752        18,269        21,682
Mortgage
   Residential..........................      217,899       206,980       157,460       123,636       124,162
   Commercial and multifamily (1).......      234,153       275,083       157,528        94,084        69,492
Consumer................................      149,216       129,106        89,788        73,883        64,570
Credit cards............................       86,901        36,954        53,305        30,702        23,034
Lease financing receivables.............       36,740           208        ------             7            18
Loans held for sale.....................      125,000        71,695         7,700         6,801        ------
      Total gross loans.................$   1,069,716 $     923,941 $     625,873 $     459,623 $     399,019
Unearned income.........................       (7,056)         (873)       (2,227)       (3,973)       (3,883)
      Total loans net of unearned income    1,062,660       923,068       623,646       455,650       395,136
Allowance for loan losses...............       (8,661)       (6,002)       (6,679)       (5,276)       (4,520)
      Total net loans...................$   1,053,999 $     917,066 $     616,967 $     450,374 $     390,616

---------------------------------------

(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.





                            Loan Maturity and Interest Sensitivity
                                     (dollars in thousands)

                                                                        Over One
                                                                          But           Over
                                                          One Year    Less Than         Five
                                                          or Less      Five Years      Years         Total
Commercial, financial, agricultural and
   commercial real estate.............................$     308,358 $      88,706 $      25,344 $     422,408
Real estate -- construction...........................       26,819         4,733             0        31,552
Total of loans with:
   Predetermined interest rates.......................       82,049        37,874        25,344       145,267
   Floating interest rates............................      253,128        55,565             0       308,693

                                 20

                                   Nonperforming Assets
                                   (dollars in thousands)

                                                                                          December 31,
                                                    1995          1994          1993          1992          1991
Nonaccrual loans..................................$   1,275 $       2,051 $       2,487 $       2,474 $       1,879
Restructured loans................................    1,085           675             0             0             0
          Total nonperforming loans...............    2,360         2,726         2,487         2,474         1,879
Other real estate owned...........................    2,508         1,996         2,879         2,804         1,471
          Total nonperforming assets..............$   4,868 $       4,722 $       5,366 $       5,278 $       3,350

Loans past due 90 days still accruing interest....$   2,748 $       1,285 $       2,060 $       2,127 $       1,784
Total nonperforming assets as a percentage
    of loans and other real estate owned..........     0.46 %        0.51 %        0.86 %        1.23 %        0.84%
Allowance for loan losses as a percentage
   of nonperforming loans.........................   366.99 %      220.18 %      268.59 %      186.63 %      240.55%



                               Summary of Loan Loss Experience
                                   (dollars in thousands)

                                                                                         December 31,
                                                       1995          1994          1993          1992          1991
Loan loss reserve at beginning of period..........$    6,002   $     6,679 $       5,276 $       4,520 $       2,960
Blue Ridge merger.................................       128             0             0             0             0
Valuation allowance for loans acquired............       633         1,077         1,811           255           450
Charge-offs:
    Commercial, financial and agricultural........     1,201           519           401         1,450           418
     Real estate - construction...................         0            85             0            30            31
     Real estate - mortgage.......................        85           263           267           195           108
     Consumer.....................................     1,437           583           423           235           257
     Credit cards.................................     2,536         1,641           488             0             0
             Total loans charged-off..............     5,259         3,091         1,579         1,910           814

Recoveries:
     Commercial, financial and agricultural.......       180            69            23            48             0
      Real estate - construction..................         0             0             0             1             0
      Real estate - mortgage......................        14             9            23            18             0
      Consumer....................................       114            62            19            26            34
      Credit cards................................         3             0             0             0             0
              Total loans recovered...............       311           140            65            93            34
Net charge-offs...................................     4,948         2,951         1,514         1,817           780
      Provision charged to expense................     6,846         1,197         1,106         2,318         1,890
Loan loss reserve at end of period................$    8,661   $     6,002 $       6,679 $       5,276 $       4,520

Average loans.....................................$  965,632   $   781,503 $     548,619 $     432,282 $     355,944
Total loans, net of unearned income (period end).. 1,062,660       923,068       623,646       455,650       395,136
Net charge-offs as a percentage of average loans..      0.51 %        0.38 %        0.28 %        0.42 %        0.22%
Allowance for loan losses as a percentage of loans      0.82          0.65          1.07          1.16          1.14


Composition of Allowance for Loan Losses
         (dollars in thousands)


Allowance Breakdown
                                                                          December 31,
                                              1995             1994       1993          1992          1991
Commercial, financial and
     agricultural.......................$       2,287 $       1,730 $       1,866 $       1,783 $       1,220
Real Estate
     Construction.......................          151           130           148           356           273
     Mortgage:
       Residential......................          233           135           145           288           126
       Commercial and
          multifamily...................          946           581           627         1,223         1,485
Consumer................................        1,535         1,071         1,965           845           765
Credit cards............................        2,643         1,757         1,262           254           199
Unallocated.............................          866           598           666           527           452
           Total........................$       8,661 $       6,002 $       6,679 $       5,276 $       4,520




Percentage of Loans in Category
                                                                           December 31,
                                              1995             1994       1993          1992          1991
Commercial, financial and
     agricultural.......................        17.60 %       19.47 %       21.94 %       24.44 %       24.07 %
Real Estate
     Construction.......................         2.95          2.60          3.64          3.97          5.43
     Mortgage:
       Residential......................        20.37         22.64         26.39         28.38         31.13
       Commercial and
          multifamily...................        33.58         29.77         25.16         20.46         17.42
Consumer................................        13.95         13.97         14.35         16.07         16.18
Credit cards............................         8.12         11.53          8.52          6.68          5.77
Lease financing receivables.............         3.43          0.02          0.00          0.00          0.00
           Total........................       100.00 %      100.00 %      100.00 %      100.00 %      100.00 %


Note:  The breakdown is based on a number of qualitative factors and the amounts presented are not necessarily indicative of actual amounts which will be charged to any particular category.

           Types of Deposits
         (dollars in thousands)

                                                                        Balance as of December 31,
                                              1995          1994          1993          1992          1991
Demand deposit accounts.................$     160,393 $     126,974 $      72,950 $      44,553 $      29,238
NOW accounts............................      132,063       117,271        85,910        40,779        28,740
Savings accounts........................       66,552        94,774        70,897        26,758        18,119
Money market accounts...................      178,662       155,695       156,519       133,904       121,263
Time deposits...........................      403,914       371,169       297,499       224,279       216,222
Time deposits of $100,000 or
   over.................................      153,907       135,865       120,774        85,351        66,476
     Total deposits.....................$   1,095,491 $   1,001,748 $     804,549 $     555,624 $     480,058



                                                                 Percent of Deposits as of December 31,
                                              1995          1994          1993          1992          1991
Demand deposit accounts.................        14.64 %       12.68 %        9.07 %        8.02 %        6.09 %
NOW accounts............................        12.06         11.71         10.68          7.34          5.99
Savings accounts........................         6.07          9.46          8.81          4.82          3.77
Money market accounts...................        16.31         15.54         19.45         24.10         25.26
Time deposits...........................        36.87         37.05         36.98         40.36         45.04
Time deposits of $100,000 or
   over.................................        14.05         13.56         15.01         15.36         13.85
     Total deposits.....................       100.00 %      100.00 %      100.00 %      100.00 %      100.00 %





Certificates of Deposit Greater than $100,000
         (dollars in thousands)


Maturing in three months or less...............................$      53,844
Maturing in over three through six months......................       45,513
Maturing in over six through twelve months.....................       31,516
Maturing in over twelve months.................................       23,034
          Total................................................$     153,907

                            Return on Equity and Assets

                                                                    Years Ended December 31,
                                                 1995          1994          1993          1992          1991
Return on average assets................         0.74 %       (0.16)%        0.69 %        0.44 %        0.41 %
Return on average equity................        10.43         (1.99)         8.27          5.22          4.89
Return on average common equity.........        17.07         (3.08)        12.60          6.10          4.89
Average equity as a percentage of
   average assets.......................         7.11          8.27          8.37          8.39          8.32
Dividend payout ratio...................        24.51           n/m          0.00          0.00          0.00

       Short Term Borrowings
      (dollars in thousands)

                                      Maximum                                             Average
                                    Outstanding                Average                    Interest
                                       At Any      Average     Interest        Ending     Rate at
Year Ended December 31,              Month End     Balance       Rate         Balance     Year End
1995
Federal funds purchased............$     40,750 $     12,727        6.95 % $     31,000        6.01 %
Securities sold under
   repurchase agreements...........      66,967       50,884        5.36         60,532        5.30
Advances from the FHLB.............      90,000       70,526        6.11         90,000        5.75
Commercial paper...................       2,405           37        6.76          2,405        6.76
Other..............................       2,852        2,625        9.00          2,852        9.00
                                   $    202,974 $    136,799        6.00 % $    186,789        5.71 %


1994
Federal funds purchased............$     16,000 $      5,474        4.50 % $     16,000        5.58 %
Securities sold under
   repurchase agreements...........      17,986       15,870        3.80         17,986        5.23
Advances from the FHLB.............      72,000       19,933        3.94         72,000        6.03
Other..............................          88           85        9.00             88        9.00
                                   $    106,074 $     41,362        3.96 % $    106,074        5.84 %


1993
Federal funds purchased............$      6,953 $      3,571        2.68 % $        400        2.99 %
Securities sold under
   repurchase agreements...........      16,325        5,827        2.49         16,325        2.74
Advances from the FHLB.............      15,550        4,625        4.04              0        0.00
Other..............................          54           54        5.74             54        5.74
                                   $     38,882 $     14,077        3.06 % $     16,779        2.76 %


          Interest Rate Sensitivity
           (dollars in thousands)

                                                                                                    Over One
                                                                                        Total       Year or
                                                  0-3          4-6          7-12        Within        Non-
                                                 Months       Months       Months      One Year    Sensitive      Total
Assets
Earning assets
   Loans, net of unearned income.............$    547,879 $     36,161 $     70,239 $    654,279 $    408,381 $  1,062,660
   Investment securities, taxable............      20,379       19,576       75,959      115,914       35,664      151,578
   Investment securities, nontaxable.........         100        2,455          114        2,669       24,119       26,788
   Federal funds sold........................           0            0            0            0            0            0
   Interest bearing deposits with
     other banks.............................         750          250            0        1,000            0        1,000
               Total earning assets..........     569,108       58,442      146,312      773,862      468,164    1,242,026
Non-earning assets, net......................           0            0            0            0      172,896      172,896
               Total assets..................$    569,108 $     58,442 $    146,312 $    773,862 $    641,060 $  1,414,922


Liabilities and Stockholders' Equity
Liabilities
   Interest-bearing liabilities
      Interest-bearing deposits
          Interest Checking..................$    132,063 $          0 $          0 $    132,063 $          0 $    132,063
          Savings............................      66,552            0            0       66,552            0       66,552
          Money Market.......................     178,662            0            0      178,662            0      178,662
          Certificates of Deposit............     158,158      151,217      119,801      429,176       81,230      510,406
          Other..............................      14,691       14,048       11,129       39,868        7,546       47,414
            Total interest-bearing deposits..     550,126      165,265      130,930      846,321       88,776      935,097
      Short-term borrowings..................     186,789            0            0      186,789            0      186,789
      Long-term borrowings...................           0            0            0            0       26,347       26,347
            Total interest-bearing liabilitie     736,915      165,265      130,930    1,033,110      115,123    1,148,233
   Noninterest bearing liabilities
      Noninterest bearing deposits...........           0            0            0            0      160,394      160,394
      Other noninterest bearing liabilities,            0            0            0            0       11,328       11,328
            Total liabilities................     736,915      165,265      130,930    1,033,110      286,845    1,319,955
Stockholders'equity..........................           0            0            0            0       94,967       94,967
            Total liabilities and stockholder
               equity........................$    736,915 $    165,265 $    130,930 $  1,033,110 $    381,812 $  1,414,922

Interest sensitive gap.......................$   (167,807)$   (106,823)$     15,382 $   (259,248)$    259,248 $   ------
Cumulative interest sensitive gap............$   (167,807)$   (274,630)$   (259,248)$    259,248     ------       ------


                                       Noninterest Income
                                     (dollars in thousands)


                                                                Years Ended December 31,

                                                  1995         1994         1993         1992         1991
Service charges on deposits..................$      5,524 $      4,089 $      2,916 $      1,791 $      1,116
Credit card trust income.....................       2,775            0            0            0            0
Mortgage banking income:
   Origination fees..........................       1,086          954        1,051          778          461
   Gain on sale of mortgage loans............         699          112          509          496            0
   Servicing and other.......................         377          572          228            0            0
Fees for trust services......................       1,042          919          542          305          197
Gain on sale of securities...................         769           75          680          633          733
Gain on sale of mortgage servicing rights....       2,943            0            0            0            0
Sundry.......................................       2,111        1,505          839          113          236
          Total noninterest income...........$     17,326 $      8,226 $      6,765 $      4,116 $      2,743



                                        Noninterest Expense
                                       (dollars in thousands)

                                                                Years Ended December 31,
                                                  1995         1994         1993         1992         1991
Salaries and wages...........................$     17,524   $   15,023 $     10,630 $      6,870 $      4,788
Benefits.....................................       4,584        4,375        2,510        1,596        1,576
Occupancy....................................       4,209        3,728        2,301        1,496        1,075
Furniture and equipment......................       3,182        2,577        1,933        1,536        1,187
Federal deposit insurance premiums...........       1,983        2,114        1,605        1,097          838
Credit card solicitation charges.............       1,910            0            0            0            0
Intangibles amortization.....................       1,774        2,410          875          462          214
Credit card restructuring charges............           0       12,214            0            0            0
Sundry.......................................      11,716        9,398        7,440        5,840        4,197
          Total noninterest expense..........$     46,882   $   51,839 $     27,294 $     18,897 $     13,875


ITEM 2 - PROPERTIES


                  At December 31, 1995, the Company conducted business through 55 locations in South Carolina. At December 31, 1995, the total net tangible book value of the premises and equipment and leasehold improvements owned by the Company was $40,320,000. The Company believes that its physical facilities are adequate for its current operations.

                  The Company's headquarters are located on Main Street in Greenville's downtown commercial area. The headquarters, which were built in 1900, are owned by the Company and have been substantially renovated to suit their present purposes. The Company's headquarters also serve as the Bank's headquarters. The headquarters contain approximately 160,000 square feet, of which approximately 67,000 square feet is currently being utilized by the Company. The balance of the building will be renovated as necessary to accommodate future expansion of the Company. In October 1993, the Bank purchased another office building, with approximately 27,000 square feet, in downtown Greenville, which houses Carolina First Bank's trust department, a CF Mortgage mortgage origination office and various administrative functions. Blue Ridge headquarters are located in an office park in Greenville and occupy approximately 3,000 square feet.

                  In February 1993, the Company entered into a lease on a 42,000 square foot building in Columbia, South Carolina. This facility houses the Company's operations center, regional administrative offices, investments division and a Columbia main office branch, which opened in September 1993. In September 1993, the Company purchased an office building in Columbia, South Carolina for its mortgage banking operations. CF Mortgage's headquarters are located in this building. In June 1994, the Company completed the construction of a 16,000 square foot main office branch in Myrtle Beach which serves as the regional headquarters for the coastal offices.

                  The Company's subsidiaries operate through 55 locations, which include the buildings described above. The Company or a subsidiary of the Company owns 24 locations and leases 31 locations. The rental payments due under the leases approximate the market rates. Leases generally have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. The leases generally provide that the lessee pay property taxes, insurance and maintenance costs.

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

                  On October 31, 1994, JW Charles Clearing Corp. filed a lawsuit against the Bank in the Court of Common Pleas in Lexington County, South Carolina. Such action, in general, claims that the Bank improperly paid approximately $600,000 in checks to Harold McCarley and/or McCarley and Associates, Inc. The complaint seeks actual and punitive damages in an amount to be determined by a jury, plus interest on the damages and other costs. The Bank has answered the complaint and is vigorously defending such complaint. The Bank believes that there are valid defenses available to it. In connection with the litigation, the Bank also expects to make a claim under insurance policies for any losses it may suffer which, if determined to cover the loss, could pay for substantially all of the actual damages, if any, determined to be appropriate by a jury. However, no assurance can be given at this time regarding whether it will be determined that any losses suffered in this litigation will be covered by the insurance policy. Furthermore, the Company is not in a position at this time to assess the likely outcome of the litigation or any damages for which it may become liable.

                  On September 26, 1995, David W. Bowers and E. Monte Bowers filed a lawsuit against the Company and Carolina First Bank in the Court of Common Pleas in Newberry County, South Carolina. The complaint alleges breach of contract, breach of contract accompanied by a fraudulent act and fraud in the inducement. The allegations arise from Carolina First Bank's alleged breach of written employment agreements with David Bowers and Monte Bowers. The Bowers demand judgment against Carolina First Bank in the amount of $912,000 plus punitive damages, attorneys' fees and costs. It is the Company's position that it has not breached the relevant employment contracts and it is vigorously defending this lawsuit. The Company has asked the Court for permission to file a counterclaim which alleges, among other things, securities law violations. However, the Company is not in a position at this time to assess the likelihood the Bowers will prevail on their claim, amount of liability, if any, or the probability of the Company's success on its counterclaim.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1995.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
                     MATTERS

                  In November 1993, the Board of Directors announced an initial quarterly cash dividend of $0.05 per share payable on the common stock. A cash dividend of $0.05 per share was paid to common shareholders each quarter in 1994. In November 1994, the Board of Directors increased the quarterly cash dividend on the common stock to $0.06 per share, which was paid each quarter of 1995. In December 1995, the Board approved an increase in the quarterly cash dividend to $0.07 per share. On February 1, 1996, this dividend was paid. The Company presently intends to continue to pay this quarterly cash dividend on the common stock; however, future dividends will depend upon the Company's financial performance and capital requirements.

                  The Company generates cash to pay dividends primarily through dividends paid to it by its subsidiaries. South Carolina's banking regulations restrict the amount of dividends that may be paid from Carolina First Bank. All dividends paid from Carolina First Bank are subject to prior approval by the S.C. Commissioner of Banking and are payable only from the undivided profits of Carolina First Bank. At December 31, 1995, Carolina First Bank's retained earnings were $24.1 million. However, the payments of any such dividends would be subject to receipt of appropriate regulatory approvals.

                  The Board of Directors approved a 5% common stock dividend, issued on August 15, 1995, to common stockholders of record as of August 1, 1995. This dividend resulted in the issuance of 291,603 shares of the Company's $1.00 par value common stock. Per share data of prior periods have been restated to this dividend. This is the seventh consecutive year that the Company has issued a 5% common stock dividend.

                  The remaining information required by Item 5 is set forth on page 44 of the Company's 1995 Annual Report to Shareholders and is incorporated by reference herein. In February 1996, the Company redeemed its 7.50% Noncumulative Convertible Preferred Stock Series 1993 ("Series 1993 Preferred Stock") and its 7.32% Noncumulative Convertible Preferred Stock Series 1994 ("Series 1994 Preferred Stock"). In connection with the redemptions, substantially all of the outstanding Series 1993 Preferred Stock and Series 1994 Preferred Stock was converted into the Company's $1.00 par value common stock ("Common Stock"). As of March 25, 1996, there were 3,103 common shareholders of record, which includes the preferred shareholders who elected to convert their shares into Common Stock as described above.

ITEM 6 - SELECTED FINANCIAL DATA


The following table sets forth selected financial data for the last five years. All per share data have been restated to reflect 5% common stock dividends issued on the common stock in the last seven years. All prior year information has been restated to reflect acquisitions consummated during 1995 accounted for under the pooling-of-interests method of accounting.


                                                         YEARS ENDED DECEMBER 31,
                                           1995          1994            1993         1992          1991
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Income Statement:
Net interest income ...............   $    50,772   $    43,260    $    29,358   $    20,749   $    15,351
Provision for loan losses .........         6,846         1,197          1,106         2,318         1,890
Noninterest income, excluding
   securities transactions and sale
   of mortgage servicing rights ...        13,614         8,151          6,085         3,483         2,010
Securities transactions ...........           769            75            680           633           733
Gain on sale of mortgage servicing
   rights .........................         2,943          --             --            --            --
Noninterest expenses ..............        46,882        51,839         27,294        18,897        13,875
Net income (loss) .................         9,414        (1,740)1        5,418         2,466         1,871

Per Common Share Data:
Net income(loss) ..................   $      1.04   $     (0.71)   $      0.76   $      0.41   $      0.41
Cash dividends declared ...........          0.25          0.20           0.05          --            --

Balance Sheet (Period End):
Total assets ......................   $ 1,414,922   $ 1,204,350    $   904,474   $   616,288   $   528,472
Loans-net of unearned income ......     1,062,660       923,068        623,646       455,650       395,136
Nonperforming assets ..............         4,868         4,722          5,366         5,631         3,350
Total earning assets ..............     1,242,026     1,059,455        814,579       555,871       482,130
Total deposits ....................     1,095,491     1,001,748        804,549       555,624       480,058
Short-term borrowings .............       186,789       106,074         16,779         2,591         2,755
Long-term debt ....................        26,347         1,162          1,274         1,492         1,753
Shareholders' equity ..............        94,967        86,482         70,415        51,288        38,989

Balance Sheet (Averages):
Total assets ......................   $ 1,269,757   $ 1,056,954    $   782,551   $   562,369   $   459,900
Shareholders' equity ..............        90,242        87,377         65,518        47,206        38,279

                  1 After fourth quarter 1994 restructuring charges of $9,415 (after tax).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


                  The information required by this item is set forth on pages 10 through 19 in the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  The information required by this item is set forth on pages 20 through 41 in the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE


                  From inception through the 1994 fiscal year, the Company had engaged Elliott, Davis & Company, LLP ("ED&C") as its independent public accountants. In March 1995, the Board of Directors determined to dismiss ED&C and engage KPMG Peat Marwick LLP ("KPMG"). The change in auditors resulted from the Board's decision that it was in the Company's best interest to utilize a national accounting firm, with its attendant size, experience and expertise. ED&C's report on the financial statements for the past two years has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The determination to change the Company's principal accounting firm was recommended to the Board of Directors by the Company's Audit Committee. During the past two years and subsequent interim periods, there were no "reportable events" within the meaning of Item 304 of Regulation S-K promulgated by the SEC.

                  During 1994, KPMG provided accounting research to assist in evaluating certain policies and procedures related to: (1) intangibles - capitalization, cost allocation and amortization (premium for credit card purchases, branch acquisitions, mortgage banking acquisitions and acquisition related conversion costs and other deferred costs), (2) FAS 109 calculations and disclosure and (3) a possible sale or securitization of Carolina First Bank's credit card portfolio. (A securitization of the credit card portfolio was consummated January 24, 1995.) The presentation consisted primarily of a summary of current accounting practices prescribed by the FASB, EITF, SEC or other relevant sources. This accounting research was presented jointly to the Company's management, the Audit Committee and ED&C. There was no disagreement by ED&C with the research by KPMG.

                                    PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                  The information required by this item is set forth on pages 2 through 4 and page 13 of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders and is incorporated herein by reference.



ITEM 11 - EXECUTIVE COMPENSATION


                  The information required by this item may be found on pages 4 through 10 of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders and is incorporated herein by reference.



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                  The information required by this item is set forth on pages 11 and 12 of the Company's Proxy Statement for the 1996 Annual Meeting of the Shareholders and is incorporated herein by reference.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                  The information required by this item is set forth on page 12 of the Company's Proxy Statement for the 1996 Annual Meeting of the Shareholders and is incorporated herein by reference.

                       PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)               Certain documents filed as part of this Form 10-K:

1.                FINANCIAL STATEMENTS

                  The information required by this item is set forth on pages 20 through 41 in the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference. The Report of Independent Auditors, dated January 26, 1996 of KPMG Peat Marwick LLP is included on page 20 of the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

2.                FINANCIAL STATEMENT SCHEDULES

                  All other financial statements or schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.


3.                LISTING OF EXHIBITS

 3.1-- Articles of Incorporation: Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, Commission File No.57389
 3.2-- Bylaws: Incorporated by reference to Exhibit 4.2 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083.
 4.1--     Specimen CFC Common Stock certificate: Incorporated by reference to
           Exhibit 4.1 of Carolina First Corporation's Registration Statement on Form S-1, Commission File No. 33-7470.
 4.2--     Specimen Convertible Preferred Stock Series 1993B certificate:
           Incorporated by reference to Exhibit 4.3 from Carolina First Corporation's Registration Statement on Form S-2, Commission File No. 33-75458.
 4.3--     Articles of Incorporation: Included as Exhibit 3.1.
 4.4--     Bylaws: Included as Exhibit 3.2.
 4.5-- Common Stock Dividend Reinvestment Plan: Incorporated by reference to the Prospectus in Carolina First Corporation's Registration Statement on Form S-3, Commission File No. 33-73280.
 4.6-- Shareholders' Rights Agreement: Incorporated by reference to Exhibit 2 of Carolina First Corporation's Current Report on Form 8-K dated November 9, 1993, Commission File No. 0-15083.
 4.7-- Form of Indenture between Carolina First Corporation and First American Trust Company, N.A., as Trustee: Incorporated by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-3, Commission File No. 22-58879.
10.1--     Carolina First Corporation Amended and Restated Restricted Stock
           Plan: Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-82668/82670.
10.2--     Carolina First Corporation Employee Stock Ownership Plan:
           Incorporated by reference to Exhibit 10.2 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 0-15083.
10.3--     Carolina First Corporation Amended and Restated Stock Option Plan:
           Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33- 80822.
10.4-- Carolina First Corporation Salary Reduction Plan: Incorporated by reference to Exhibit 28.1 of

           Carolina First Corporation's Registration Statement on Form S-8, Commission File No. 33-25424.
10.5  --   Amended and Restated Noncompetition and Severance Agreement dated
           February 21, 1996, between Carolina First Corporation and Mack I. Whittle, Jr.
10.6  --   Amended and Restated  Noncompetition and Severance Agreement dated
           February 21, 1996, between Carolina First Corporation and William S. Hummers III.
10.7  --   Amended and Restated  Noncompetition and Severance Agreement dated
           February 21, 1996, between Carolina First Corporation and James W. Terry, Jr.
10.8  --   Noncompetition  and Severance  Agreement dated February 21, 1996, between Carolina First Corporation and David L. Morrow.
10.9  --   Short-Term Performance Plan:  Incorporated by reference to Exhibit
           10.3 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083.
10.10  --  Carolina First Corporation Long-Term Management Performance Plan.
10.11  --  Carolina   First   Corporation   Employee  Stock  Purchase  Plan:
           Incorporated   by  reference  to  Exhibit  99.1  from  the  Company's
           Registration Statement on Form S-8, Commission File No. 33-79668.
10.12  --  Carolina   First   Corporation   Directors   Stock  Option  Plan:
           Incorporated   by  reference  to  Exhibit  99.1  from  the  Company's
           Registration   Statement   on   Form   S-8,   Commission   File   No.
           33-82668/82670.
10.13 -- Pooling and Servicing Agreement dated as of December 31, 1994 between Carolina First Bank, as Seller and Master Servicer, and The Chase Manhattan Bank, as Trustee. Incorporated by reference to
           Exhibit 28.1 of Carolina First Corporation's Current Report on Form 8-K dated as of January 24, 1995.
10.14 -- 1994-A Supplement dated as of December 31, 1994 between Carolina First Bank, as Seller and Master Servicer, and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 28.2 of Carolina First Corporation's Current Report on Form 8-K dated as of January 24, 1995.
10.15 -- Servicing Rights Purchase Agreement between Bank of America, F.S.B. and Carolina First Bank dated as of March 31, 1995: Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to Carolina First Corporation's Annual Report on Form 10-K for the year ended, December 31, 1994, Commission File No. 0-15083.
10.16 -- Warrant to Purchase Common Stock of Affinity Financial Group, Inc. and Amendment No. 1 with respect to Warrant to Purchase Common Stock of Affinity Financial Group, Inc.
11.1  --   Computation of Per Share Earnings.
12.1  --   Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed
           Charges and Preferred Stock Dividends.
13.1  --   1995 Annual Report to Shareholders of the Company
13.2  --   Independent Report of Elliott, Davis & Company, L.L.P.
21.1  --   Subsidiaries of the Registrant: Carolina First Bank, Carolina
           First Mortgage Company and Blue Ridge Finance Company.
23.1  --   Consent of KPMG Peat Marwick LLP.
27.1  --   Financial Data Schedules.


(b)               None.


(c) Exhibits required to be filed with this Form 10-K by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein.


(d)      Certain additional financial statements. Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLINA FIRST CORPORATION

Signature                        Title                               Date

/s/ Mack I. Whittle, Jr.         President, Chief                 March 20, 1996
-------------------------------  Executive Officer and Director
Mack I. Whittle, Jr.

/s/ William S. Hummers           Executive Vice President and     March 20, 1996
---------------------------      Secretary
William S. Hummers, III          (Principal Accounting and
                                 Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature                                 Title                      Date

/s/ William R. Timmons, Jr.               Director                March 20, 1996
---------------------------
William R. Timmons, Jr.

/s/ Mack I. Whittle, Jr.                  Director                March 20, 1996
--------------------------------
Mack I. Whittle, Jr.

/s/ William S. Hummers                    Director                March 20, 1996
----------------------------
William S. Hummers III

/s/ Judd B. Farr                          Director                March 20, 1996
-----------------------------------
Judd B. Farr

/s/ C. Claymon Grimes, Jr.                Director                March 20, 1996
-----------------------------
C. Claymon Grimes, Jr.

/s/ M. Dexter Hagy                        Director                March 20, 1996
--------------------------------
M. Dexter Hagy

/s/ Robert E. Hamby, Jr.                  Director                March 20, 1996
-------------------------------
Robert E. Hamby, Jr.

                                          Director                March   , 1996
R. Glenn Hilliard

/s/ Richard E. Ingram                     Director                March 20, 1996
---------------------------------
Richard E. Ingram

/s/ Charles B. Schooler                  Director                March  20, 1996
---------------------------------
Charles B. Schooler

                                         Director                March    , 1996
Edward J. Sebastian

/s/ Elizabeth P. Stall                   Director                March  20, 1996
------------------------------------
Elizabeth P. Stall

                                INDEX TO EXHIBITS




                Exhibit
                Number                     Description

                10.5 Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between Carolina First Corporation and Mack I. Whittle, Jr.

                10.6   Amended  and  Restated   Noncompetition   and  Severance
                       Agreement dated February 21, 1996, between Carolina First Corporation and William S. Hummers III.

                10.7 Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between Carolina First Corporation and James W. Terry, Jr.

                10.8 Noncompetition and Severance Agreement dated February 21, 1996, between Carolina First Corporation and David
                       L. Morrow.

                10.16 Warrant to Purchase Common Stock of Affinity Financial Group, Inc. and Amendment No. 1 with respect to Warrant to Purchase Common Stock of Affinity Financial Group, Inc.

                11.1   Computation of Per Share Earnings.

                12.1 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

                13.1   1995 Annual Report to Shareholders of the Company.

                13.2 Independent Auditor Report of Elliott, Davis & Company, L.L.P.

                23.1   Consent of KPMG Peat Marwick LLP.