Form 10-Q
period 1996-03-31
CAROLINA FIRST CORP
filed 1996-05-15
CIK 797871

                             United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549


                               Form 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

Registrant's telephone number, including area code (864) 255-7900


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

Yes  X        No

The number of outstanding shares of the issuer's $1.00 par value common stock as of May 10, 1996 was 9,237,264.

Consolidated Balance Sheets
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)


                                                            March 31,      December 31,
                                                  ----------------------   -------------
ASSETS                                                 1996     1995             1995
                                                    ---------- ---------   -------------
Cash and due from banks...........................$   100,253 $   50,965  $      84,433
Federal funds sold and resale agreements..........        ---      2,740            ---
Securities
   Trading........................................      2,355      1,483          5,805
   Available for sale.............................    149,073     65,869        146,272
   Held for investment (market value $26,802,
    $68,357 and $26,670, respectively)............     26,681     70,134         26,289
                                                    ----------  ---------   ------------
     Total securities.............................    178,109    137,486        178,366
                                                    ----------  ---------   ------------
Loans held for sale...............................      9,865      1,100        125,000
Loans.............................................  1,025,660    903,632        944,716
   Less unearned income...........................     (5,923)      (685)        (7,056)
   Less allowance for loan losses.................     (9,093)    (8,295)        (8,661)
                                                    ----------  ---------   -------------
     Net loans....................................  1,020,509    894,652      1,053,999
                                                    ----------  ---------   -------------
Premises and equipment............................     40,323     39,548         40,320
Accrued interest receivable.......................     12,347      8,545         10,829
Other assets......................................     50,198     42,143         46,975
                                                    ----------  ---------   -------------
                                                  $ 1,401,739 $1,176,079  $   1,414,922
                                                    ----------  ---------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing...........................$   163,492 $  122,182  $     160,394
    Interest-bearing..............................    993,429    858,090        935,097
                                                    ---------  ----------  --------------
      Total deposits..............................  1,156,921    980,272      1,095,491
  Borrowed funds..................................    109,611     97,305        187,899
  Subordinated notes..............................     25,269        ---         25,237
  Accrued interest payable........................      8,218      4,728          6,737
  Other liabilities...............................      5,156      6,644          4,591
                                                    ----------  ----------  -------------
     Total liabilities............................  1,305,175  1,088,949      1,319,955
                                                    ----------  ----------  -------------
Shareholders' Equity
  Preferred stock-no par value; authorized
    10,000,000 shares; issued and outstanding
    Series 1993B 52,097, 54,067 and 53,575 shares,
    respectively; Series 1994 none, 917,200  and
    917,200 shares, respectively; Series 1993 none,
    608,000 and 456,521 shares, respectively;
    liquidation preference $20 per share (Series 1993B)
    and $25 per share (Series 1994 and Series
    1993).........................................      1,002     36,633         32,909
  Common stock-par value $1 per share; authorized
    20,000,000 shares; issued and outstanding
    9,224,149; 5,673,792 and 6,517,366 shares,
    respectively..................................      9,224      5,674          6,517
  Surplus.........................................     84,359     46,158         54,432
  Retained earnings...............................      3,321      1,348          1,778
  Nonvested restricted stock......................     (1,133)      (998)          (745)
  Guarantee of ESOP debt..........................        (76)      (126)           (76)
  Unrealized gain (loss) on securities available
    for sale, net of tax..........................       (133)      (459)           152
                                                     ----------  ---------    -----------
     Total shareholders' equity...................     96,564     88,230         94,967
                                                    -----------  ---------    -----------
                                                  $ 1,401,739 $1,177,179  $   1,414,922
                                                    ========== ===========    ===========


Consolidated Statements of Income
Carolina First Corporation and Subsidiaries
($ in thousands, except share data)
(unaudited)
                                             Three Months Ended March 31,
- ------------------------------------------------------------------------------
                                                 1996            1995
- ------------------------------------------------------------------------------
Interest income
  Interest and fees on loans.............. $       25,359  $       20,994
  Interest on securities
    Taxable...............................          2,234           1,518
    Exempt from Federal income taxes......            300             253
                                             ------------   -------------
      Total interest on securities........          2,534           1,771
  Interest on federal funds sold and
    resale agreements.....................            101             148
                                             ------------   -------------
    Total interest income.................         27,994          22,913
                                             ------------   -------------
Interest expense
  Interest on deposits....................         11,356           9,084
  Interest on borrowed funds..............          3,314           1,422
                                             ------------   -------------
    Total interest expense................         14,670          10,506
                                             ------------   -------------
    Net interest income...................         13,324          12,407

Provision for loan losses.................          1,500           3,400
                                             ------------   -------------
    Net interest income after
      provision for loan losses...........          11824            9007
                                             ------------   -------------
Noninterest income
  Service charges on deposit accounts.....          1,476           1,295
  Loan securitization income..............            707             377
  Mortgage banking income.................            576             270
  Fees for trust services.................            336             300
  Gain on sale of securities..............             83             105
  Sundry..................................          1,215             780
  Gain on sale of mortgage servicing
    rights................................             --           2,026
                                             ------------   -------------
    Total noninterest income..............          4,393           5,153
                                             ------------   -------------

Noninterest expenses
  Salaries and wages......................          5,414           4,259
  Employee benefits.......................          1,453           1,099
  Occupancy...............................          1,108           1,062
  Furniture and equipment.................            833             737
  Sundry..................................          3,871           3,668
                                             ------------   -------------
    Total noninterest expenses............         12,679          10,825
                                             ------------   -------------
    Income before income taxes............          3,538           3,335
Income taxes..............................          1,310           1,134
                                             ------------   -------------
    Net income ...........................          2,228           2,201
Dividends on preferred stock..............             16             727
                                             ------------   -------------
    Net income applicable to common
      shareholders........................ $        2,212  $        1,474
                                             ============   =============

Net income per common share:*
    Primary............................... $         0.28  $         0.24
    Fully diluted.........................           0.24            0.24
Average common shares outstanding:*
    Primary...............................      7,950,598       6,211,368
    Fully diluted.........................      9,435,940       9,291,330
Cash dividends declared per common
  share*.................................. $         0.07  $         0.06

*Share data have been restated to reflect 5% stock dividends.

Consolidated Statement of Cash Flows
Carolina First Corporation
(Unaudited)
($ in thousands)


                                                 Three Months Ended March 31,
- -------------------------------------------------------------------------------
                                                     1996            1995
- -------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income.................................  $       2,228   $       2,201
  Adjustments to reconcile net income to
    net cash provided by operations
      Depreciation...........................            882             815
      Amortization of intangibles............            459             463
      Provision for loan losses..............          1,500           3,400
      Gain on sale of securities.............            (83)            (97)
      Gain on sale of mortgage servicing
        rights...............................             --          (2,026)
      Unrealized loss (gain) on securities...             47              (4)
      Proceeds from maturity of trading
        securities...........................          7,142             528
      Proceeds from sale of trading
        securities...........................        130,248         170,937
      Purchase of trading securities.........       (133,907)       (171,789)
      Originations of mortgage loans held
      for sale...............................        (43,486)         (5,746)
      Sale of mortgage loans held for sale...         40,202           6,809
      Increase in interest receivable........         (1,518)           (871)
      Increase in interest payable...........          1,481             587
     (Increase) decrease in other assets.....         (3,581)          2,965
      Increase in other liabilities..........          1,122           1,773
                                                ------------    ------------
    Net cash provided by operating
      activities.............................          2,736           9,945
                                                ------------    ------------

Cash Flows from Investing Activities
  Proceeds from maturity of securities
    available for sale.......................         11,276          20,420
  Proceeds from maturity of securities held
    for investment...........................            118           2,064
  Purchase of securities available for sale..        (24,810)        (24,978)
  Purchase of securities held for
    investment...............................           (510)         (1,934)
  Proceeds from sale of securities available
    for sale.................................          10,231              --
  Net decrease in federal funds sold and
    resale agreements........................             --           1,680
  Securitization of commercial loans.........         95,582
  Net (increase) decrease in loans...........        (60,308)         17,042
  Capital expenditures.......................           (885)           (540)
                                                ------------    ------------
    Net cash provided by investing
      activities.............................         30,694          13,754
                                                ------------    ------------

Cash Flows from Financing Activities
  Net increase (decrease) in deposits........         61,430         (21,476)
  Decrease in borrowed funds.................        (78,256)         (9,931)
  Redemption of preferred stock..............           (204)             --
  Dividends on preferred and common stock....         (1,021)         (1,092)
  Other common stock activity................            441              15
                                                ------------    ------------
    Net cash used in financing activities....        (17,610)        (32,484)
                                                ------------    ------------
Net change in cash and due from banks........         15,820          (8,785)

Cash and due from banks at beginning of
  period.....................................         84,433          59,750
                                                ------------    ------------
Cash and due from banks at end of period.....  $     100,253   $      50,965
                                                ============    ============

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           CAROLINA FIRST CORPORATION AND SUBSIDIARIES



(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of these policies is included in the 1995 Annual Report to shareholders.


(2)     SECURITIES

   The net unrealized gain (loss) on securities available for sale decreased $285,000 for the three months ended March 31, 1996.


(3)     STATEMENTS OF CASH FLOWS

   Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to approximately $13,189,000 for the three months ended March 31, 1996. Income tax payments of $83,000 and $143,000 were made for the three months ended March 31, 1996 and March 31, 1995, respectively.


(4)     COMMON STOCK

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1995 Annual Report of Carolina First Corporation (the "Company") on Form 10-K. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results to be attained for any other period.


OVERVIEW

   The Company, which commenced banking operations in December 1986, currently conducts business through 55 locations in South Carolina. The Company operates through three subsidiaries: Carolina First Bank, a state-chartered commercial bank, Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking operation, and Blue Ridge Finance Company ("Blue Ridge"), an automobile finance company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. At March 31, 1996, the Company had approximately $1.402 billion in assets, $1.030 billion in loans, $1.157 billion in deposits and $96.6 million in shareholders' equity.

   Net income rose 1% for the first quarter of 1996 to $2,228,000 from $2,201,000 for the first quarter of 1995. Net income per common share increased 17% to $0.28 for the first quarter of 1996, compared to $0.24 for the first quarter of 1995. The increase in net income per common share was attributable to the redemptions of the 7.50% Noncumulative Convertible Preferred Stock Series 1993 ("Series 1993 Preferred Stock") and 7.32% Noncumulative Convertible Preferred Stock Series 1994 ("Series 1994 Preferred Stock") and the related savings in dividends on preferred stock. Net income per fully diluted share was $0.24 for the first quarter of 1996 and 1995.

   Earnings for the first quarter of 1996 were comparable to those of the first quarter of 1995. Higher net interest income and a lower provision for loan losses were offset by lower noninterest income and higher noninterest expenses. In the first quarter of 1995, a $2,026,000 gain on sale of mortgage servicing rights was included in noninterest income, compared to no gain for the first quarter of 1996. The remainder of this discussion provides a more detailed explanation of factors affecting the change in results of operations and the change in financial position of the Company for the reported periods.

   Net income in the first quarter produced a return on average assets of 0.62%, compared to the 0.75% reported for the first quarter of 1995. Return on average equity was 9.29% for the first quarter of 1996, compared to 10.10% for the same period in 1995.

   In February 1996, the Company redeemed its Series 1993 Preferred Stock and Series 1994 Preferred Stock. In connection with the redemptions, substantially all of the outstanding shares of preferred stock were converted into common stock resulting in the issuance of approximately 2.6 million shares of the Company's $1.00 par value common stock ("Common Stock").

   In February 1996, the Atlanta Internet Bank, F.S.B.. (the "Atlanta Internet Bank"), a de novo banking operation scheduled to open in the Atlanta marketplace in 1996, announced the anticipated participation of Carolina First Bank as a lead investor. The Atlanta Internet Bank plans to provide banking services to customers on the Internet. Carolina First Bank's affiliation with the Atlanta Internet Bank is subject to receipt of certain regulatory approvals.

   In March 1996, Carolina First Bank contributed approximately $116 million in commercial real estate loans to a trust in connection with a securitization of such loans (the"Commercial Loan Securitization"). In connection with the Commercial Loan Securitization, certain interest in the trust were sold to institutional investors, while Carolina First Bank retained certain interest in trust assets and potential income. In connection with the sale of such interest, Carolina First Bank received cash proceeds of approximately $96 million.

Investment in Affinity Technology Group

   At December 31, 1995, the Company owned 7,500 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase 55,390 shares of Affinity's common stock at a purchase price of $0.01 per share ("Affinity Warrant"). The Affinity common shares and Affinity Warrant were acquired in connection with lending arrangements between the Company and Affinity and services performed by the Company on behalf of Affinity. As of December 31, 1995, there was no market for this investment which was recorded at its book value of $75.

   On January 24, 1996, the Board awarded 6,289 shares of Affinity stock to certain officers of the Company deemed most responsible for the Company's investment. The Company has recorded compensation expense for the estimated fair value of the Affinity stock awarded to Company officers. In addition, since the Company had a negligible basis in its Affinity investment, a gain on disposition of securities was recorded at the same calculated fair value. For tax and accounting purposes, fair value is measured as of the date of grant, January 24, 1996. This date preceded Affinity's filing of an initial SEC registration statement and was three months prior to Affinity's completion of its initial public offering. To determine the estimated fair value as of January 24, 1996, the Company obtained an independent third party appraisal. The appraisal considered third party transactions of Affinity prior to this date, the financial condition and operating results of Affinity, the status of patents and trademarks, etc. Fair value of the Affinity stock award, as determined by the independent third party appraisal based on information known at the time, was estimated at $.88 per share (after a 106-for-1 stock split) and, accordingly, approximately $587,000 was recorded as compensation expense and gain on disposition of equity investments. The impact on compensation expense and gain on disposition of equity investments offset resulting in no impact on the Company's net income.

   As of March 31, 1996, the investment in Affinity's common stock, included in securities available for sale, was recorded at its book value of $12. On April 25, 1996, Affinity completed an initial public offering of its common stock. Immediately prior to the consummation of Affinity's initial public offering, a 106-for-1 common stock split in the form of a stock dividend was completed. Following the completion of Affinity's public offering and stock split, the Company's investment in Affinity (through its subsidiary, Blue Ridge) consisted of 128,366 shares of common stock and a warrant to purchase an additional 5,871,340 shares (for an adjusted purchase price of approximately $0.0001 per share), or approximately 18% of Affinity's outstanding common stock.

   The Company entered into a lock-up agreement with Affinity which provides that no shares will be sold for 180 days after the offering date unless Affinity grants permission. The Company's shares in Affinity are, and the shares issuable upon the exercise of the Affinity Warrant will be, "restricted" securities as that term is defined in federal securities laws. The shares of Affinity common stock awarded to Company officers are not subject to the lock-up agreement.

   The Affinity Warrant may be exercised in whole or in part at any time prior to December 31, 2015, subject to certain restrictions. Unless prior written approval of the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board") is received, the Affinity Warrant may not be exercised in whole or in part if, after such exercise, the holder of the Affinity Warrant will beneficially own 5% or more of Affinity's common stock. Also, as a bank holding company, the Company and its officers, directors and affiliates may not own, control or hold power to vote 5% or more of any class of outstanding voting shares of Affinity. The Affinity Warrant may not be transferred without the approval of the Federal Reserve Board.

     On April 15, 1996, the Company transferred its Affinity common stock and Affinity Warrant to Blue Ridge, a wholly-owned subsidiary of the Company. The Company is reviewing its options with respect to its investment in Affinity. The Company has formed a special committee of the Board of Directors to assess these options and is seeking professional investment advice with respect to this matter.


INCOME STATEMENT REVIEW

Net Interest Income

   The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax equivalent net interest income increased $714,000, or 6%, to $13.5 million for the first three months of 1996 from $12.8 million for the first three months of 1995. The increase resulted principally from a higher level of average earning assets, partially offset by a decline in the net interest margin..

   The growth in average earning assets, which increased $237.2 million, or 23%, to approximately $1.272 billion in the first three months of 1996 from $1.035 billion in the first three months of 1995, resulted primarily from internal loan growth. Loans averaged $195.9 million higher in the first three months of 1996 than in the same period in 1995.

   The net interest margin for the three months ended March 31, 1996 of 4.24% was lower than the margin of 5.00% for the same period of 1995. The decline in the net interest margin is primarily due to a delay in the completion of the commercial loan securitization, reduction in the prime interest rate and an especially competitive deposit rate environment. During March 1996, Carolina First securitized approximately $116 million in commercial real estate loans. The completion of this transaction took longer than expected, resulting in higher funding costs from short-term borrowing at incrementally higher rates.

   In February, the prime interest rate was reduced from 8.50% to 8.25%. Approximately 54% of the loan portfolio has variable rates and immediately repriced downward resulting in lower interest income. While deposit rates were lowered somewhat, the full impact of the reduction in prime interest rate was not realized in interest expense savings. During the first quarter of 1996, many financial institutions continued to offer deposit promotions above the market rates, creating upward pressure on the Company's cost of funds. The Company has instituted deposit promotions and kept its deposit rates competitive in an effort to increase its liquidity levels, as recommended by the Federal Deposit Insurance Corporation ("FDIC"). See "Liquidity." The Company expects the competitive deposit rate environment to continue.


Provision for Loan Losses

   The provision for loan losses was $1.5 million for the first three months of 1996 and $3.4 million for the first three months of 1995. The 1995 provision for loan losses was increased principally as a result of the growth in commercial and commercial real estate loans. Furthermore, the Company increased the 1995 provision as a result of its credit card activities and overall economic signals and reports that consumer credit quality was deteriorating. While the Company has not recognized such signs of deteriorating credit quality in its portfolio, management decided that such a provision was appropriate in view of potential deterioration.

   Management currently anticipates that loan growth will continue in 1996. New market areas are expected to contribute to 1996 portfolio growth. Certain forecasts for 1996 indicate a potential slowing of the economy. Management intends to closely monitor economic trends and the potential effect on Carolina First Bank's loan portfolio. These factors could result in an increase in the provision for loan losses for the remainder of 1996.


Noninterest Income

   Noninterest income, excluding the gain on sale of mortgage servicing rights, securities transactions and disposition of equity investments, increased 23% to $3.7 million for the three months ended March 31, 1996 from $3.0 million for the same period of 1995, for an increase of $700,000. This increase resulted principally from service charges on deposit accounts, loan securitization income (from both the credit card and commercial real estate loan securitizations) and mortgage banking income. The Company has no gains on sale of mortgage servicing rights in 1996 and a $2.0 million gain in 1995. The Company recognized gains on the sale of securities of $583,000 and $105,000 in the first quarters of 1996 and 1995, respectively. The $587,000 gain on the disposition of equity investments for the first quarter of 1996 related to the transfer of Affinity stock to certain officers of the Company. See "OVERVIEW - Investment in Affinity Technology Group."

   Service charges on deposit accounts, the largest contributor to noninterest income, rose 14% to $1.5 million in the first three months of 1996 from $1.3 million in the first three months of 1995. Average deposits for the same period increased 10.6%. The increase in service charges was attributable to attracting new transaction accounts, opening new branches and improved collection results. In addition, effective March 1, 1995, Carolina First Bank implemented new service charges, including a charge for foreign automated teller machine transactions.

   During the first quarter of 1996, the Company received loan securitization income of $707,000 from its interests in the credit card and commercial real estate loan trusts, compared to $377,000 for the same period in 1995. Loan securitization income is net of charge-offs associated with the loans in the trusts. On March 14, 1996, the Company completed the securitization of approximately $116 million in commercial real estate loans.

   Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first three months of 1996 increased 113% to $576,000, compared with $270,000 in the first three months of 1995. The increase is attributable to higher servicing volumes, increased gains on the sale of loans and higher origination volumes. During 1995, the Company adopted Statement of Financial Accounting Standards 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), and recorded an asset to reflect the value of the servicing for its originated mortgage loans. The effect of this statement was retroactive back to the beginning of 1995.

   Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $494,000 in the first three months of 1996, up from $249,000 for the first three months of 1995. The increase in origination fees is attributable to higher internally originated loan volume due to lower mortgage loan rates and higher average origination fees per loan. Mortgage loans totaling approximately $40 million and $7 million were sold in the first three months of 1996 and 1995, respectively.

   CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service is owned by Carolina First Bank or other non-affiliated financial institutions. At March 31, 1996, CF Mortgage was servicing or subservicing 14,020 loans having an aggregate principal balance of approximately $1.193 billion. Effective March 31, 1995, the Company sold servicing rights for 5,257 loans having a principal balance of approximately $435 million to an unrelated third party. This sale resulted in a gain for the Company of approximately $2.0 million and was effected because the Company believed that the terms were favorable. CF Mortgage continued servicing the loans sold until June 1995.

   Servicing income from non-affiliated companies, net of the related amortization, was $82,000, compared with $21,000 for the first three months of 1995. This increase is primarily attributable to higher volumes of loans serviced which increased to $1.193 billion at March 31, 1996 from $802 million at March 31, 1995. Servicing income is net of the related amortization for the mortgage servicing rights and subservicing payments. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

   Fees for trust services in the first three months of 1996 of $336,000 were 12% above the $300,000 earned in the same period of 1995. At March 31, 1996, Carolina First Bank's trust department had assets under management of approximately $379 million. Fees for trust services increased as a result of the generation of new trust business and additional assets under management.

   Sundry income was $348,000 higher for the first three months of 1996 than for the same period of 1995. Sundry income in 1995 included approximately $300,000 in non-recurring income from programming services provided for an outside company.

Noninterest Expenses

   Noninterest expenses, excluding $587,000 in non-recurring compensation expense, increased $1.3 million, or 12%, to $12.1 million in the first three months of 1996 from $10.8 million in the first three months of 1995. The increased expenditures primarily reflect the costs of additional personnel to support the Company's current and anticipated growth. In the first quarter of 1996, approximately $587,000 was recorded as compensation expense related to a non-recurring award of Affinity stock to certain officers of the Company. See "OVERVIEW - Investment in Affinity Technology Group."

   Salaries and wages and employee benefits, excluding $587,000 in non-recurring compensation expense, increased $922,000, or 17%, to $6.3 million in the first three months of 1996 from $5.4 million in the first three months of 1995. Full-time equivalent employees rose to 593 as of March 31, 1996 from 549 as of March 31, 1995. The staffing cost increases were principally attributable to the opening of a Charleston main office and three grocery store branches and additional personnel hired to support the internal growth in loans and deposits.

   Occupancy and furniture and equipment expenses increased $142,000, or 8%, to $1.9 million for the three months ended March 31, 1996 from $1.8 million for the three months ended March 31, 1995. This increase resulted principally from the addition of new banking offices. Four new offices, including a main office in Charleston, have been added since the beginning of 1995.

   Sundry noninterest expenses increased $203,000, or 6%, to $3.9 million in the first three months of 1996 from $3.7 million in the first three months of 1995. The overall increase in sundry noninterest expense was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities, partially offset by the decrease in the Federal Deposit Insurance
Corporation ("FDIC") assessment discussed below. The largest items of sundry noninterest expense were stationery, supplies, printing, telephone and advertising.

   FDIC insurance premiums for the first quarter of 1996 were $155,000, approximately $485,000 lower than 1995's charges. At its August 1995 meeting, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. This decrease was retroactive to June 1, 1995. Effective January 1, 1996, the insurance assessment for Carolina First Bank's BIF deposits was set at zero (although banks pay a $2,000 annual fee). The FDIC insurance assessment reduction applies only to BIF-insured deposits and does not include deposits insured by the Savings Association Insurance Fund ("SAIF"). In connection with the merger of CF Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, approximately 22%, or $257 million as of March 31, 1996, of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC.

   The SAIF is underfunded and various proposals, including a one-time charge assessed on all SAIF-insured deposits, are being considered by regulators and lawmakers to recapitalize the SAIF. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that the special assessment were applied at the $0.85 rate using SAIF-insured deposits as of a proposed assessment date of March 31 1995 (approximately $223 million), the Company would incur additional deposit insurance premium expense of approximately $1.9 million which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time. Carolina First Bank's SAIF-insured deposits are currently assesssed at 0.23% of the average assessment base.


BALANCE SHEET REVIEW

Loans

   The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial portion of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At March 31, 1996, the Company had total loans outstanding of $1.030 billion which equaled approximately 88% of the Company's total deposits and approximately 73% of the Company's total assets. The composition of the Company's loan portfolio at March 31, 1996 follows: commercial and commercial mortgage 49%, residential mortgage 25%, consumer 12%, credit card 8%, lease receivables 3% and construction 3%.

   The Company's loans increased $125.6 million, or 14%, to approximately $1.030 billion at March 31, 1996 from $904.0 million at March 31, 1995 and decreased $33.1 million from approximately $1.063 billion at December 31, 1995. This increase resulted primarily from internal growth. The decrease since December 31, 1995 is due to approximately $97 million in commercial real estate loans sold in the Commercial Loan Securitization and $43 million of mortgage loans sold.

   The Company had loans to 50 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $150.5 million, or 15%, of the Company's loan portfolio in the first quarter of 1996. The Company had loans to four borrowers having principal amounts in excess of $5 million, which loans accounted for $25.3 million, or 2%, of the Company's loan portfolio in the first quarter of 1996. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

   For the first three months of 1996, the Company's loans averaged $1.088 billion with a yield of 9.33%, compared with $891.8 million and a yield of 9.65% for the same period of 1995. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The decrease in the loan yield reflects the lowering of the prime rate in February 1996.

   In June 1995, Carolina First Bank received an "outstanding" rating, the highest level attainable, for its Community Reinvestment Act ("CRA") performance from the FDIC. The CRA examination was conducted in December 1994.

   Securitization and packaging and selling loans are part of the Company's funding strategy. The Company engages in these transactions because they fund loan growth by moving loans off-balance-sheet while allowing the Company to retain the related income stream and servicing relationships. In March 1996, the Company completed the Commercial Loan Securitization and received cash proceeds of approximately $96 million. Since the securitization of certain of the Company's credit cards in January 1995, the Company has received cash proceeds totaling approximately $80 million in connection with the transfer of certain credit card receivables into a trust created in connection with the securitization.

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

   The allowance for loan losses totaled $9.1 million, or 0.88% of total loans, at the end of March 1996, compared with $8.3 million, or 0.92% of total loans, at the end of March 1995. At December 31, 1995, the allowance for loan losses was $8.7 million, or 0.82% of total loans. Charge-offs as a percentage of average loans during the first three months of 1996 were 0.39%, compared with 0.49% for the first three
months of 1995.   The allowance for loan losses as a percentage of
nonperforming loans was 189% and 274% as of March 31, 1996 and 1995, respectively. Table 1 presents changes in the allowance for loan losses.



TABLE 1
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
                                                         At and for
                         At and for the three months   the year ended
                              ended March 31,            December 31,
                         ----------------------------  ---------------
                               1996     1995                 1995
- ----------------------------------------------------------------------
Balance at beginning of
  period                      $8,661   $6,002               $6,002
Blue Ridge merger                  0        0                  128
Valuation allowance for
  loans purchased                  0        0                  633
Provision for loan losses      1,500    3,400                6,846
Charge-offs                    1,119    1,176                5,259
Recoveries                        51       69                  311
- ----------------------------------------------------------------------
     Net charge-offs           1,068    1,107                4,948
- ----------------------------------------------------------------------
Allowance at end of period    $9,093   $8,295               $8,661
======================================================================


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

     At March 31, 1996, the recorded investment in loans that were considered to be impaired under SFAS 114 was $2,452,000. The related allowance for these impaired loans was $1.3 million. The average recorded investment and foregone interest on impaired loans during the three months ended March 31, 1996 was approximately $1,896,000 and $325,000, respectively. For the three months ended March 31, 1996, the Company recognized interest income on impaired loans of $15,000, none of which was recognized using the cash method of income recognition.


Securities

     At March 31, 1996, the Company's total investment portfolio had a book value of $178.5 million and a market value of $178.2 million for an unrealized net loss of $288,000. The investment portfolio has a weighted average maturity of approximately 2.9 years. Securities (i.e., investment securities, securities available for sale and trading securities) averaged $179.5 million in the first three months of 1996, 34% above the first three month 1995 average of $134.3 million. The average portfolio yield increased to 6.04% for the first three months of 1996 from 5.79% for the first three months of 1995. The portfolio yield increased due to maturities of lower yielding government securities which were reinvested at higher rates. At March 31, 1996, securities totaled $178.1 million, up $40.6 million from the $137.5 million invested as of the first quarter end 1995 and down $257,000 from the December 31, 1995 balance of $178.4 million.

     At March 31, 1996, the Company owned 128,366 shares of common stock of Affinity and a warrant to purchase an additional 5,871,340 shares of Affinity's common stock at a purchase price of $0.0001 per share
("Affinity Warrant").  As of March 31, 1996, the investment in
Affinity's common stock, included in securities available for sale, was recorded at its book value of $12.


Other Assets

     At March 31, 1996, other assets included other real estate owned of $2.1 million and intangible assets, excluding mortgage servicing rights, of $17.9 million, and mortgage servicing rights of $9.6 million. At March 31, 1995, other assets included other real estate owned of $1.7 million and intangible assets, excluding mortgage servicing rights, of
$19.8 million, and mortgage servicing rights of $1.6 million.   The
intangible assets balance at March 31, 1996 is attributable to goodwill of $8.0 million, core deposit balance premiums of $9.6 million, and purchased credit card premiums of $259,000.


Interest-bearing Liabilities

     During the first three months of 1996, interest-bearing liabilities averaged $1.178 billion, compared with $964.1 million for the comparable period of 1995. This increase resulted principally from branch openings. The average interest rates were 5.01% and 4.42% for the first three months of 1996 and

1995, respectively. At March 31, 1996, interest-bearing deposits comprised approximately 86% of total deposits and 77% of interest-bearing liabilities. Starting in 1994, the Company modified its funding strategy to rely more on advances from the Federal Home Loan Bank (the "FHLB") because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is often lower that the marginal cost of raising deposits. For the first three months of 1996, average borrowed funds, which include FHLB advances and other short-term borrowings, totaled $189.3 million, compared with $93.3 million for the first three months of 1995. With the completion of the Commercial Loan Securitization, the Company reduced its FHLB advances to $40.0 million at March 31, 1996 from $90.0 million at December 31, 1995.

     Carolina First Banks' primary source of funds for loans and investments is deposits which are gathered through Carolina First Bank's
branch network.    Deposits grew 18% to $1.157 billion at March 31, 1996
from $980.3 million at March 31, 1995. At December 31, 1995, deposits totaled $1.095 billion. Internal growth, particularly from account promotions and new markets, generated the new deposits. During the first three months of 1996, total interest-bearing deposits averaged $962.2 million with a rate of 4.75%, compared with $869.6 million with a rate of 4.24% in 1995. During the first three months of 1996, deposit pricing was very competitive in Carolina First Bank's market areas, resulting in upward pressure on deposit interest rates. In particular, the interest rates paid on certificates of deposits rose significantly as a result of customers' rate sensitivity from deposit promotions. The Company does not believe that it has any brokered deposits.

     Average noninterest-bearing deposits, which increased 26% during the year, increased to 13.2% of average total deposits in the first three months of 1996 from 11.8% in the first three months of 1995. This increase was attributable to new accounts from commercial loan customers and escrow balances related to mortgage servicing operations.

     The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 85% for the first three months of 1996. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.


Capital Resources and Dividends

     Total shareholders' equity amounted to $96.6 million, or 6.89% of total assets, at March 31, 1996, compared with $88.2 million, or 7.50% of total assets, at March 31, 1995. At December 31, 1995, shareholders' equity totaled $95.0 million, or 6.71% of total assets. The $1.3 million increase in total shareholders' equity since December 31, 1995 resulted principally from retention of earnings less cash dividends paid. In addition, the first quarter end 1996 shareholders' equity was decreased by the $285,000 change from an unrealized gain to an unrealized loss on securities available for sale.

     The Company's capital needs have been met principally through public offerings of common stock, preferred stock and subordinated notes and through the retention of earnings. In addition, the Company issued capital stock in connection with the acquisition of Carolina First Savings Bank, CF Mortgage, Aiken County National Bank, Midlands National Bank and Blue Ridge.

     On May 18, 1995, the Company completed a $26.5 million public offering of its Notes. The Notes, which are due on September 1, 2005, pay interest quarterly at an annual rate of 9.00%. The Notes qualify as Tier 2 capital.

     In February 1996, the Company redeemed its Series 1993 Preferred Stock and Series 1994 Preferred Stock. In connection with the redemptions, substantially all of the outstanding shares of Series 1993 Preferred Stock and Series 1994 Preferred Stock were converted into approximately 2.6 million shares of Common Stock.

     Book value per share at March 31, 1996 and 1995 was $10.36 and $8.02, respectively. Tangible book value per share at March 31, 1996 and 1995 was $8.44 and $4.97, respectively. At December 31, 1995, book value and tangible book value were $9.14 and $6.36, respectively. A significant portion of the increase in book value and tangible book value since December 31, 1996 was attributable to the conversions of the Series 1993 Preferred Stock and Series 1994 Preferred Stock into Common Stock. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the purchase of CF Mortgage.

     At March 31, 1996, the Company and Carolina First Bank were in compliance with each of the applicable regulatory capital requirements and exceeded the "well capitalized" regulatory guidelines. Table 2 sets forth various capital ratios for the Company and Carolina First Bank.


TABLE 2
CAPITAL RATIOS

- ------------------------------------------------------------------------------
                       As of      Well Capitalized     Adequately Capitalized
                      3/31/96        Requirement             Requirement
- ------------------------------------------------------------------------------

Company:
   Total Risk-based
     Capital          10.78%             10.0%                   8.0%
   Tier 1 Risk-based
     Capital           7.51               6.0                    4.0
   Leverage Ratio      5.71               5.0                    4.0

Carolina First Bank:
   Total Risk-based
     Capital          10.61              10.0                    8.0
   Tier 1 Risk-based
     Capital           9.74               6.0                    4.0
   Leverage Ratio      7.39               5.0                    4.0
- ------------------------------------------------------------------------------

     The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. In November 1993, the Board of Directors initiated a regular quarterly cash dividend payable on the Common Stock, the first of which was paid on February 1, 1994. Cash dividends have been paid on a quarterly basis since the initiation of the cash dividend. The Board of Directors increased the quarterly cash dividend to $0.07 beginning in the first quarter of 1996. The Company presently intends to continue to pay this quarterly cash dividend on the Common Stock; however, future dividends will depend upon the Company's financial performance and capital requirements. In each year from 1989 through 1995, the Company issued 5% common stock dividends to common stockholders.


LIQUIDITY AND INTEREST RATE SENSITIVITY

     Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves meeting the cash flow requirements of the Company. These cash flow requirements primarily involve withdrawals of deposits, extensions of credit, payment of operating expenses and repayment of purchased funds. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sales of debt securities, temporary investments and earnings. Temporary investments averaged 0.41% and 0.89% of earning assets in the first three months of 1996 and 1995, respectively. Management believes that the Company maintains an adequate level of liquidity by retaining liquid assets and other assets that can easily be converted into cash, and by maintaining access to alternate sources of funds, including federal funds purchased from correspondent banks and borrowing from the FHLB. In March 1996, the Company completed the Commercial Loan Securitization and received cash proceeds of approximately $96 million which improved liquidity. The Company has signed contracts to purchase mortgage servicing rights for approximately $525 million in mortgage loans for a purchase price of approximately $8.3 million. These purchases of mortgage servicing rights are expected to close in the third quarter of 1996.

     The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. FDIC examiners suggest that a commercial bank maintain a liquidity ratio of between 20% and 25%. At March 31, 1996, Carolina First Bank's liquidity ratio was approximately 11.5%. At March 31, 1996, Carolina First Bank had unused short-term lines of credit totaling approximately $43.8 million (which are withdrawable at the lender's option). In addition, Carolina First Bank has access to borrowing from the FHLB. At March 31, 1996, unused borrowing capacity from the FHLB totaled approximately $95 million. Management believes that these sources are adequate to meet its liquidity needs. Following its third quarter of 1995 examination, the FDIC recommended that Carolina First Bank increase its liquidity ratio. The Company has adopted a plan which is designed to improve its liquidity ratio.

     In 1994, the Company modified its funding strategy to rely more on advances from the FHLB because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is often lower than the marginal cost of raising deposits. At March 31, 1996, FHLB advances totaled $40.0 million, compared with $68.2 million at March 31, 1995 and $90.0 million at December 31, 1995. The Company reduced its FHLB advances following the March 1996 completion of the Commercial Loan Securitization.

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

     As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $1.1 million and $1.2 million in the first three months of 1996 and 1995, respectively, or 0.39% and 0.49%, respectively, as a percentage of average loans.


TABLE 4
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)

                                           March 31,        December 31,
                                        ---------------     ------------
                                        1996       1995        1995
- ---------------------------------------------------------------------------

Nonaccrual loans                       $2,452     $  618     $ 1,275
Restructured loans                        300        675       1,085
- ----------------------------------------------------------------------------

  Total nonperforming loans             2,752      1,293       2,360
Other real estate                       2,067      1,737       2,508
- ----------------------------------------------------------------------------

  Total nonperforming assets            4,819      3,030       4,868
- ----------------------------------------------------------------------------

Nonperforming assets as a % of loans
  and foreclosed property                0.47%      0.33%       0.46%
============================================================================

Accruing loans past due 90 days        $3,193     $2,347      $2,748
============================================================================

INDUSTRY DEVELOPMENTS

  Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations. See "INCOME STATEMENT REVIEW -- Noninterest Expenses" for summary of potential assessment on SAIF-insured deposits.

                               PART II

ITEM 1    LEGAL PROCEEDINGS

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

     On September 26, 1995, David W. Bowers and E. Monte Bowers filed a lawsuit against the Company and Carolina First Bank in the Court of Common Pleas in Newberry County, South Carolina. The complaint alleges breach of contract, breach of contract accompanied by a fraudulent act and fraud in the inducement. The allegations arise from Carolina First Bank's alleged breach of written employment agreements with David Bowers and Monte Bowers. The Bowers demand judgment against Carolina First Bank in the amount of $912,000 plus punitive damages, attorneys' fees and costs. It is the Company's position that it has not breached the relevant employment contracts and it is vigorously defending this lawsuit. The Company has asked the Court for permission to file a counterclaim which alleges, among other things, securities law violations. This case is now in discovery. Both parties are taking depositions and otherwise seeking information in accordance with court rules. However, the Company is not in a position at this time to assess the likelihood the Bowers will prevail on their claim, amount of liability, if any, or the probability of the Company's success on its counterclaim.

ITEM 2    CHANGE IN SECURITIES

     In February 1996, the Company redeemed its Series 1993 Preferred Stock and Series 1994 Preferred Stock. In connection with the redemptions, substantially all of the outstanding shares of Series 1993 Preferred Stock and Series 1994 Preferred Stock were converted into approximately 2.6 million shares of Common Stock.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None.

                             PART II
                           (Continued)



ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On April 18, 1996, the Company held its 1996 Annual Meeting of Stockholders. At the 1996 Annual Meeting, the following individuals were elected as Directors with the votes indicated.

                                                          Withheld
                                        In Favor          Authority

     Robert E. Hamby, Jr.               7,119,285           14,961
     William S. Hummers III             7,115,688           18,558
     Charles B. Schooler                7,118,511           15,705
     Edward J. Sebastian                7,111,772           22,474
     Eugene E. Stone IV                 7,108,795           25,451

     Judd B. Farr, C. Claymon Grimes, Jr., M. Dexter Hagy, R. Glenn Hilliard, Richard E. Ingram, Elizabeth P. Stall, William R.
     Timmons, Jr., and Mack I. Whittle, Jr. continued in their present terms as directors.


ITEM 5    OTHER INFORMATION

     None.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

10.1 Letter Agreement between Carolina First Corporation and the Board of Governors of the Federal Reserve Board regarding warrant to purchase shares of Affinity Technology Group, Inc. common stock.

10.2 "Lock-up" Agreement between Carolina First Corporation and the Underwriters for the Affinity Technology Group, Inc.'s Public Offering of Common Stock

11.1 Computation of Primary and Fully Diluted Earnings Per Share.

12.1 Computation of Earnings to Fixed Charges Ratio

27.1 Financial Data Schedules.

  (b)  Reports on Form 8-K

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