Form 10-Q
period 1996-06-30
CAROLINA FIRST CORP
filed 1996-08-14
CIK 797871

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 10, 1996 was 9,276,939.

Consolidated Balance Sheets
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)

                                                                                        June 30,          December 31,
                                                                                -----------------------  --------------
ASSETS                                                                             1996          1995        1995
                                                                                -----------------------  --------------
Cash and due from banks.........................................................$     78,907  $    56,351  $   84,433
Federal funds sold and resale agreements........................................          --          530          --
Securities
   Trading.......................................................................      4,515        1,004       5,805
   Available for sale...........................................................     202,769       74,947     146,272
   Held for investment (market value $26,939, $79,041 and $26,670,
   respectively)................................................................      27,026       79,907      26,289
                                                                                 ------------   ----------  ----------
     Total securities...........................................................     234,310      155,858     178,366
                                                                                 ------------   ----------  ----------
Loans held for sale.............................................................      97,697        3,175     125,000
Loans...........................................................................   1,024,658      968,742     944,716
   Less unearned income.........................................................      (9,785)        (534)     (7,056)
   Less allowance for loan losses...............................................      (9,070)      (8,275)     (8,661)
                                                                                 ------------   ----------  ----------
     Net loans..................................................................   1,103,500      963,108   1,053,999
                                                                                 ------------   ----------  ----------
Premises and equipment..........................................................      40,055       38,900      40,320
Accrued interest receivable.....................................................      13,100        8,866      10,829
Other assets....................................................................      53,140       54,983      46,975
                                                                                 ------------   ----------  ----------
                                                                                $  1,523,012  $ 1,278,596  $1,414,922
                                                                                 ============   ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing.........................................................$    157,011  $   136,798  $  160,394
    Interest-bearing............................................................   1,009,205      881,575     935,097
                                                                                 ------------   ----------  ----------
      Total deposits............................................................   1,166,216    1,018,373   1,095,491
  Borrowed funds................................................................     215,694      135,378     187,899
  Subordinated notes............................................................      25,301       25,172      25,237
  Accrued interest payable......................................................       8,307        5,428       6,737
  Other liabilities.............................................................       8,845        4,094       4,591
                                                                                 ------------   ----------  ----------
     Total liabilities..........................................................   1,424,363    1,188,445   1,319,955
                                                                                 ------------   ----------  ----------

Shareholders' Equity
  Preferred  stock-no  par  value;  authorized  10,000,000  shares;  issued  and outstanding Series 1993B 51,112,  53,575,  and 53,575 shares,  respectively;
    Series  1994 none,  917,200 and 917,200  shares,  respectively;  Series 1993 none, 533,000 and 456,521 shares,  respectively;  liquidation preference $20 per share
    (Series 1993B) and $25 per share (Series 1994 and Series 1993)..............         983       34,821      32,909
  Common stock-par value $1 per share; authorized 20,000,000 shares; issued and outstanding 9,264,199; 5,831,724; and
    6,517,366 shares, respectively..............................................       9,264        5,832       6,517
  Surplus.......................................................................      84,734       48,016      54,432
  Retained earnings.............................................................       5,331        2,666       1,778
  Nonvested restricted stock....................................................      (1,024)        (914)       (745)
  Guarantee of ESOP debt........................................................         (76)        (126)        (76)
  Unrealized gain (loss) on securities available for sale, net of tax...........        (563)        (144)        152
                                                                                 ------------   ----------  ----------
     Total shareholders' equity.................................................      98,649       90,151      94,967
                                                                                 ------------   ----------  ----------
                                                                                 $  1,523,012   $1,278,596  $1,414,922
                                                                                 ============   ==========  ==========

Consolidated Statements of Income
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)


                                                                        Three Months Ended June 30,  Six Months Ended June 30,
                                                                        ---------------------------  -------------------------
                                                                            1996           1995             1996       1995
                                                                        ---------------------------  -------------------------
Interest income
  Interest and fees on loans..........................................$    25,240     $    21,974        $ 50,599  $    42,968
  Interest on securities
    Taxable............................................................     2,754           1,683           4,988        3,201
    Exempt from Federal income taxes...................................       289             239             589          492
                                                                       -----------      ----------     -----------   ----------
      Total interest on securities....................................      3,043           1,922           5,577        3,693
  Interest on federal funds sold and resale agreements................        247             105             451          253
                                                                       -----------      ----------     -----------   ----------

    Total interest income..............................................    28,530          24,001          56,627       46,914
                                                                       -----------      ----------     -----------   ----------

Interest expense
  Interest on deposits.................................................    11,775           9,927          23,131       19,011
  Interest on borrowed funds...........................................     2,842           2,216           6,156        3,638
                                                                       -----------      ----------     -----------   ----------
    Total interest expense.............................................    14,617          12,143          29,287       22,649
                                                                       -----------      ----------     -----------   ----------
    Net interest income................................................    13,913          11,858          27,340       24,265

Provision for loan losses..............................................     1,775             990           3,275        4,390
                                                                       -----------      ----------     -----------   ----------
    Net interest income after
      provision for loan losses........................................    12,138          10,868          24,065       19,875
                                                                       -----------      ----------     -----------   ----------

Noninterest income
  Service charges on deposit accounts..................................     1,641           1,370           3,117        2,665
  Loan securitization income...........................................       533             790           1,149        1,167
  Mortgage banking income..............................................       439             660           1,015          930
  Fees for trust services..............................................       308             212             644          512
  Gain on sale of securities...........................................        36              92             119          197
  Gain on sale of mortgage servicing rights..........................         121              --             121        2,026
  Sundry...............................................................       545             519           1,748        1,299
                                                                       -----------      ----------     -----------   ----------
    Total noninterest income...........................................     3,623           3,643           7,913        8,796
                                                                       -----------      ----------     -----------   ----------

Noninterest expenses
  Salaries and wages...................................................     4,909           4,224          10,323        8,483
  Employee benefits....................................................       886           1,031           2,339        2,130
  Occupancy............................................................     1,049           1,044           2,157        2,106
  Furniture and equipment..............................................       913             828           1,746        1,565
  Sundry...............................................................     3,920           3,992           7,791        7,660
                                                                       -----------      ----------     -----------   ----------
    Total noninterest expenses.........................................    11,677          11,119          24,356       21,944
                                                                       -----------      ----------     -----------   ----------
    Income before income taxes.........................................     4,084           3,392           7,622        6,727
Income taxes...........................................................     1,412           1,163           2,722        2,297
                                                                       -----------      ----------     -----------   ----------
    Net income ........................................................     2,672           2,229           4,900        4,430
Dividends on preferred stock...........................................        16             685              32        1,412
                                                                       -----------      ----------     -----------   ----------

    Net income applicable to common shareholders......................$     2,656    $       1,544    $      4,868  $     3,018
                                                                       ===========      ==========     ===========   ==========

Net income per common share:*
    Primary...........................................................$       0.28    $      0.24     $    0.56     $     0.48
    Fully diluted......................................................       0.28           0.24          0.52           0.48
Average common shares outstanding:*
    Primary............................................................ 9,362,081       6,385,478       8,656,340    6,298,495
    Fully diluted...................................................... 9,456,000       9,315,021       9,445,970    9,303,143
Cash dividends declared per common share*............................ $     0.07       $     0.06      $   0.14     $     0.12

*Share data have been restated to reflect 5% stock dividends.

Consolidated Statement of Cash Flows
Carolina First Corporation
(Unaudited)
($ in thousands)


                                                                                        Six Months Ended June 30,
                                                                                   -------------------------------
                                                                                      1996                 1995
                                                                                   -------------------------------
Cash Flows from Operating Activities
  Net income....................................................................  $   4,900           $     4,430
  Adjustments to reconcile net income to net cash
    used for operations
      Depreciation..............................................................      1,631                 1,668
      Amortization of intangibles...............................................        909                 1,687
      Provision for loan losses.................................................      3,275                 4,390
      Gain on sale of securities................................................       (119)                 (197)
      Gain on sale of mortgage servicing rights.................................       (121)               (2,026)
      Unrealized loss (gain) on securities......................................         95                    (6)
      Proceeds from maturity of trading securities..............................      9,568                 3,432
      Proceeds from sale of trading securities..................................    285,335               248,497
      Purchase of trading securities............................................   (293,592)             (251,772)
      Originations of mortgage loans held for sale..............................    (93,210)              (29,348)
      Sale of mortgage loans held for sale......................................     74,388                26,245
      Increase in interest receivable...........................................     (2,271)               (1,192)
      Increase in interest payable..............................................      1,570                 1,287
      Increase in other assets..................................................     (5,680)               (9,645)
      Increase (decrease) in other liabilities..................................      4,765                (1,103)
                                                                                   ---------            ----------
    Net cash used for operating activities......................................     (8,557)               (3,653)
                                                                                   ---------            ----------

Cash Flows from Investing Activities
  Proceeds from maturity of securities available for sale.......................     30,366                32,533
  Proceeds from maturity of securities held for investment......................      1,785                 2,817
  Purchase of securities available for sale.....................................    (98,438)              (49,547)
  Purchase of securities held for investment....................................     (2,522)               (9,842)
  Proceeds from sale of securities available for sale...........................     10,231                    --
  Net decrease in federal funds sold and resale agreements......................         --                 3,890
  Securitization of commercial loans............................................     95,528                    --
  Purchase of loans.............................................................    (30,312)                   --
  Net increase in loans.........................................................   (100,486)              (47,039)
  Proceeds from sale of mortgage servicing rights...............................        900                    --
  Capital expenditures..........................................................     (1,556)                 (745)
                                                                                   ---------            ----------
    Net cash used for investing activities .....................................    (94,504)              (67,933)
                                                                                   ---------            ----------

Cash Flows from Financing Activities
  Net increase in deposits......................................................     70,725                16,625
  Increase in borrowed funds....................................................     27,859                28,142
  Issuance of subordinated notes................................................         --                25,172
  Redemption of preferred stock.................................................       (204)                   --
  Dividends on preferred and common stock.......................................     (1,683)               (2,132)
  Other common stock activity...................................................        838                   380
                                                                                   ---------            ----------
    Net cash provided by financing activities...................................     97,535                68,187
                                                                                   ---------            ----------
Net change in cash and due from banks...........................................     (5,526)               (3,399)

Cash and due from banks at beginning of period..................................     84,433                59,750
                                                                                   ---------            ----------
Cash and due from banks at end of period........................................  $  78,907           $    56,351
                                                                                   =========            ==========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   CAROLINA FIRST CORPORATION AND SUBSIDIARIES


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 1995 Annual Report to shareholders.


(2)      SECURITIES

         The change in the net unrealized loss on securities available for sale was a decrease of $430,000 for the three months ended June 30, 1996 and $715,000 for the six months ended June 30, 1996.

         At June 30, 1996, Blue Ridge Finance Company ("Blue Ridge"), a subsidiary of Carolina First Corporation ("the Company"), owned 128,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity"). This investment, included in securities available for sale, was recorded at its book value of $12. At June 30, 1996, Blue Ridge owned a warrant to purchase 5,871,340 shares of Affinity's common stock at a purchase price of $0.0001 per share. The warrant is not included in securities at June 30, 1996.


(3)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid amounted to approximately $27,717,000 for the six months ended June 30, 1996. Income tax payments of $1,528,000 were made for the six months ended June 30, 1996.


(4)      COMMON STOCK

         In February 1996, the Company redeemed its Series 1993 Preferred Stock and Series 1994 Preferred Stock. In connection with the redemptions, substantialy all of the outstanding shares of Series 1993 Preferred Stock and Series 1994 Preferred Stock were converted into approximately 2.6 million shares of common stock.

         Primary earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed exercise of dilutive stock options, using the treasury stock method. Primary earnings per share also reflects provisions for dividend requirements on all outstanding shares of the Company's preferred stock.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND WITH THE STATISTICAL INFORMATION AND FINANCIAL DATA APPEARING IN THIS REPORT AS WELL AS THE 1995 ANNUAL REPORT OF CAROLINA FIRST CORPORATION (THE "COMPANY") ON FORM 10-K. RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996 ARE NOT NECESSARILY INDICATIVE OF RESULTS TO BE ATTAINED FOR ANY OTHER PERIOD.


OVERVIEW

         The Company, which commenced banking operations in December 1986, currently conducts business through 55 locations in South Carolina. The Company operates through three subsidiaries: Carolina First Bank, a state-chartered commercial bank, Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking operation, and Blue Ridge Finance Company ("Blue Ridge"), an automobile finance company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. At June 30, 1996, the Company had approximately $1.523 billion in assets, $1.113 billion in loans, $1.166 billion in deposits and $98.6 million in shareholders' equity.

         Net income rose 20% for the second quarter of 1996 to $2.7 million, or $0.28 per fully diluted share, from $2.2 million, or $0.24 per fully diluted share, for the second quarter of 1995. The increase in net income for the current quarter, compared with the first quarter of 1995, resulted from higher net interest income, partially offset by an increase in the provision for loan losses and higher noninterest expenses. For the first six months, net income totaled $4.9 million, or $0.52 per fully diluted share, compared with $4.4 million, or $0.48 per fully diluted share, in the same period of 1995.

         Net income in the second quarter of 1996 produced a return on average assets of 0.73% which was the same as for the second quarter of 1995. Return on average equity was 10.98% for the second quarter of 1996, compared with 9.96% for the same period in 1995. For the first six months of 1996, the return on average assets was 0.68%, compared with 0.74% in 1995, and the return on average equity was 10.14%, compared with 9.98% in 1995.

         In February 1996, the Company redeemed its Series 1993 Preferred Stock and Series 1994 Preferred Stock. In connection with the redemptions, substantially all of the outstanding shares of preferred stock were converted into common stock resulting in the issuance of approximately 2.6 million shares of the Company's $1.00 par value common stock ("Common Stock"). As a result of the redemptions of the preferred stock, dividends on preferred stock declined substantially to $32,000 for the first six months of 1996 from $1.4 million for the first six months of 1995.

         In February 1996, an investment group announced its intention to establish the Atlanta Internet Bank and the anticipated participation of Carolina First Bank as lead investor. The Atlanta Internet Bank plans to provide banking services to customers on the Internet. Carolina First Bank's affiliation with the Atlanta Internet Bank is subject to receipt of certain regulatory approval.

         In March 1996, Carolina First Bank contributed approximately $116 million in commercial real estate loans to a trust in connection with a securitization of such loans ( the "Commercial Loan Securitization"). In connection with the Commercial Loan Securitization, certain interest in the trust were sold to institutional investors, while Carolina First Bank retained certain interest in trust assets and potential income. In connection with the sale of such interest, Carolina First Bank received cash proceeds of approximately $96 million.


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

         On January 24, 1996, the Board awarded 6,289 shares of Affinity stock to certain officers of the Company deemed most responsible for the Company's investment. The Company has recorded compensation expense for the estimated fair value of the Affinity stock awarded to Company officers. In addition, since the Company had a negligible basis in its Affinity investment, a gain on disposition of securities was recorded at the same calculated fair value. For tax and accounting purposes, fair value is measured as of the date of grant, January 24, 1996. This date preceded Affinity's filing of an initial SEC registration statement and was three months prior to Affinity's completion of its initial public offering. To determine the estimated fair value as of January 24, 1996, the Company obtained an independent third party appraisal. The appraisal considered third party transactions of Affinity prior to this date, the financial condition and operating results of Affinity, the status of patents and trademarks, etc. Fair value of the Affinity stock award, as determined by the independent third party appraisal based on information known at this time, was estimated at $0.88 per share (after a 106-for-1 stock split) and, accordingly, approximately $587,000 was recorded as compensation expense and gain on disposition of equity investments. The impact on compensation expense and gain on disposition of equity investments offset resulting in no impact on the Company's net income.

         On April 25, 1996, Affinity completed an initial public offering of its common stock. Immediately prior to the consummation of Affinity's initial public offering, a 106-for-1 common stock split in the form of a stock dividend was completed. Following the completion of Affinity's public offering and stock split, the Company's investment in Affinity (through its subsidiary, Blue Ridge) consisted of 128,366 shares of common stock and a warrant to purchase an additional 5,871,340 shares (for an adjusted purchase price of approximately $0.0001 per share), or approximately 18% of Affinity's outstanding common stock. As of June 30, 1996, the investment in Affinity's common stock, included in securities available for sale, was recorded at its book value of $12. The Affinity Warrant was not reported on the Company's balance sheet as of June 30, 1996.

         The Company entered into a lock-up agreement with Affinity which provides that no shares will be sold for 180 days after the offering unless Affinity grants permission. The Company's shares in Affinity are, and the shares issuable upon the exercise of the Affinity Warrant will be, "restricted" securities as that term is defined in federal securities laws. The shares of Affinity common stock awarded to Company officers are not subject to the lock-up agreement.

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


EARNINGS REVIEW

NET INTEREST INCOME

         The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. As the primary contributor to the Company's earnings, net interest income constituted 78% of net revenues (net interest income plus noninterest income excluding the gain on sale of purchased mortgage servicing rights) in the first six months of both 1996 and 1995.

         Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax-equivalent net interest income increased $2.5 million, or 10%, to $27.3 million for the first six months of 1996 from $24.8 million for the first six months of 1995. The increase resulted principally from a higher level of average earning assets. The growth in average earning assets, which increased $226.4 million to $1.287 billion in the first half of 1996 from $1.061 billion in the first half of 1995, resulted primarily from internal loan growth. Loans averaged $170.3 million higher in the first six months of 1996 than in the same period in 1995.

         The net interest margin for the six months ended June 30, 1996 of 4.27% was lower than the margin of 4.72% for the same period of 1995. For the second quarter, the 1996 net interest margin of 4.31% lagged the second quarter 1995 margin of 4.54%. The decline in the net interest margin is primarily due to a decrease in the prime interest rate, an especially competitive deposit rate environment, and higher funding costs from short-term borrowings and the subordinated debt.

         In February 1996, the prime interest rate was reduced from 8.50% to 8.25%. Approximately half of the loan portfolio has variable rates and immediately repriced downward. While deposit rates were lowered somewhat, the full impact of the reduction in prime interest rate was not realized in interest expense savings. During the first six months of 1996, many financial institutions were offering deposit promotions above the market rates, creating upward pressure on the Company's cost of funds. The Company has instituted deposit promotions and kept its deposit rates competitive in an effort to increase its liquidity levels. See "Liquidity." The Company expects the competitive deposit rate environment to continue. In addition, the Company increased its short-term borrowings, primarily from the Federal Home Loan
Bank, for the first half of 1996 compared with the same period in 1995. These short-term borrowings are at higher rate than the Company's average cost of deposits
(but not the marginal cost of deposits).


PROVISION FOR LOAN LOSSES

         The provision for loan losses was $3.3 million for the first six months of 1996 and $4.4 million for the first six months of 1995. The 1995 provision for loan losses was increased principally as a result of the growth in commercial and commercial real estate loans. Furthermore, the Company increased the 1995 and 1996 provision as a result of its credit card activities and overall economic signals and reports that consumer credit quality was deteriorating.

         Management currently anticipates that loan growth will continue in 1996. New market areas are expected to contribute to the 1996 portfolio growth. Certain forecasts for 1996 indicate a potential slowing of the economy. However, in a recent banking profile developed by the FDIC, South Carolina was cited as having the highest commercial loan growth rate in the Southeast and one of the highest growth rates in the country. Management intends to closely monitor economic trends and the potential effect on Carolina First Bank's loan portfolio. These factors could result in an increase in the provision for loan losses for the remainder of 1996.


NONINTEREST INCOME

         Noninterest income, excluding the gain on sale of mortgage servicing rights, securities transactions and disposition of equity investments, increased $513,000, or 8%, to $7.1 million for the six months ended June 30, 1996 from $6.6 million for the same period of 1995. This increase resulted principally from service charges on deposit accounts, mortgage banking income and trust fees. The Company had a gain on the sale of mortgage servicing rights in the first six months of 1996 of $121,000 compared to $2.0 million in the first six months of 1995. The Company recognized gains on the sale of securities of $119,000 and $197,000 in the first half of 1996 and 1995, respectively. The $587,000 gain on the disposition of equity investments for the first quarter of 1996, included in sundry noninterest income, related to the transfer of Affinity stock to certain officers of the Company.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 17% to $3.1 million in the first six months of 1996 from $2.7 million in the first six months of 1995. Average deposits for the same period increased 15%. The increase in service charges was attributable to new deposit accounts, improved collection results and new service charges for automated teller machine transactions.

         During the first six months of 1996, the Company received loan securitization income of $1.1 million from its interests in the credit card and commercial real estate loan trusts, compared to $1.2 million for the same period in 1995. Loan securitization income is net of charge-offs associated with the loans in the trusts. On March 14, 1996, the Company completed the securitization of approximately $116 million in commercial real estate loans. For the second quarter of 1996, the loan securitization income was negatively impacted by higher credit card charge-offs associated with the credit card trust.




          Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization of the mortgage servicing rights and subservicing payments). Mortgage banking income in the first six months of 1996 increased 9% to $1.0 million, as compared to $930,000 in the first six months of 1995. This increase is attributable to higher servicing volumes and higher origination volumes, partially offset by a $226,000 loss on the sale of mortgage loans. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), and recorded an asset to reflect the value of servicing for its originated mortgage loans.

         Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $724,000 in the first six months of 1996, compared with $648,000 in the first six months of 1995. Income from originations increased as a result of higher internally originated loan volumes. The increase in income from originations was offset by a $226,000 loss from the sale of mortgage loans in the second quarter of 1996. Mortgage loans totaling approximately $74 million and $26 million were sold in the first half of 1996 and 1995, respectively.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the right to service is owned by Carolina First Bank and other non-affiliated financial institutions. At June 30, 1996, CF Mortgage was servicing or subservicing 11,960 loans having an aggregate principal balance of approximately $985 million.
The Company has signed contracts to purchase mortage servicing rights for approximately $550 million in mortgage loans. These purchases of mortgage servicing rights are expected to close in the third quarter of 1996. In
August 1996, the Company entered into an agreement with an unrelated third party to sell mortgage servicing rights for loans with an aggregate principal balance of approximately $300 million. The sale is expected to be completed in early September 1996 at a price approximating the recorded investment. CF Mortgage is expected to subservice the loans until the middle of October 1996.

         Servicing income from non-affiliated companies, net of the related amortization, was $291,000 for the first six months of 1996 compared with $281,000 for the comparable period in 1995. This increase is primarily attributable to higher volumes of loans serviced, which increased to $985 million at June 30, 1996 from $697 million at June 30, 1995, partially offset by accelerated amortization for mortgage servicing rights due to faster than expected loan run-offs. Servicing income is net of the related amortization for the mortgage servicing rights and subservicing payments. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

          Fees for trust services in the first six months of 1996 of $644,000 were 26% above the $512,000 earned in the same period of 1995. At June 30, 1996, the trust department had assets under management of approximately $398 million. Fees for trust services increased as a result of the generation of new trust business and additional assets under management.

         Sundry income, excluding the gain on the disposition of equity investments, was $138,000 lower for the first six months of 1996 than the same period of 1995. Sundry income in 1995 included approximately $300,000 in non-recurring income from programming services provided for an outside company.



NONINTEREST EXPENSES

         Noninterest expenses increased $2.4 million, or 11%, to $24.4 million in the first six months of 1996 from $21.9 million in the first six months of 1995. The increased expenditures primarily reflect the costs of additional personnel to support the Company's current and anticipated growth. In the first quarter of 1996, approximately $587,000 was recorded as compensation expense related to a non-recurring award of Affinity's stock to certain officers of the Company. The 1995 noninterest expenses included $493,000 in non-recurring acquisition costs related to the acquisitions of Aiken County National Bank and Midlands National Bank, both of which closed during the second quarter of 1995.

         Salaries and wages and employee benefits, excluding $587,000 in non-recurring compensation expense, increased $1.5 million, or 14%, to $12.1 million in the first six months of 1996 from $10.6 million in the first six months of 1995. Full-time equivalent employees rose to 605 as of June 30, 1996 from 565 as of June 30, 1995. The staffing cost increases were principally attributable to the opening of the Charleston main office, the opening of three grocery store branches, the acquisition of Blue Ridge and the additional personnel hired to support the internal growth in loans and deposits.

         Occupancy and furniture and equipment expenses increased $232,000, or 6%, to $3.9 million for the six months ended June 30, 1996 from $3.7 million for the six months ended June 30, 1995. This increase resulted principally from the addition of five new banking offices. Five new offices, including a main office in Charleston, have been added since the second quarter of 1995. Five new automated teller machines have been added since the beginning of 1996, with an additional six machines scheduled for installation in the third quarter of 1996. The Company also plans to add 11 new automated lending machines in the second half of 1996.

         Sundry noninterest expenses increased $131,000 to $7.8 million in the first six months of 1996 from $7.7 million in the first six months of 1995. The overall increase in sundry noninterest expenses was principally attributable to increases in professional fees and costs associated with higher lending and deposit activities. These increases were partially offset by a reduction in the Federal Deposit Insurance Corporation ("FDIC") assessment discussed below. The largest items of sundry noninterest expense were stationery, supplies, printing, telephone, and advertising.

         FDIC insurance premiums for the first six months of 1996 were $321,000, approximately $960,000 lower than the first six months of 1995. At its August 1995 meeting, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. This decrease was retroactive to June 1, 1995. Effective January 1, 1996, the insurance assessment for Carolina First Bank's BIF deposits was set at zero (although banks pay a $2,000 annual fee). The FDIC insurance assessment reduction applies only to BIF-insured deposits and does not include deposits insured by the Savings Association Insurance Fund ("SAIF"). In connection with the merger of CF Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF- insured deposits in connection with various acquisitions, approximately 22% of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC.

         The SAIF is underfunded and various proposals, including a one-time charge assessed on all SAIF-insured deposits, are being considered by regulators and lawmakers to recapitalize the SAIF. The proposed amount of the special assessment has been as high as $0.85 per $100 of SAIF deposits. Assuming that the special assessment were applied at the $0.85 rate using SAIF-insured deposits as of a proposed assessment date of March 31, 1995 (approximately $223 million), the Company would incur additional deposit insurance premium expense of approximately $1.9 million which would be charged against current period income. The timing and amount of such an assessment cannot be accurately predicted at this time. Carolina First Bank's SAIF-insured deposits are currently assessed at 0.23% of the average assessment base.

COMPARISON FOR THE QUARTERS ENDED JUNE 30, 1996 AND JUNE 30, 1995

         Net income increased 20% in the second quarter of 1996 to $2.7 million from $2.2 million in the second quarter of 1995. Fully diluted earnings per share increased 17% to $0.28 in the second quarter of 1996, compared with $0.24 in the second quarter of 1995. Return on average assets remained the same for both quarters at 0.73% and return on average equity increased to 10.98% in second quarter 1996 from 9.96% in second quarter 1995.

         Net interest income increased $2.1 million to $13.9 million for the three months ended June 30, 1996 from $11.8 million for the comparable period in 1995 . This increase was primarily attributable to a higher level of average earning assets. Earning assets averaged $1.301 billion and $1.086 billion in the second quarters of 1996 and 1995, respectively. While the average earning asset balance increased, the yield on earning assets declined without a corresponding drop in the rate on interest-bearing liabilities. The yield on earning assets was effected by a drop in the prime interest rate in February 1996 while deposit rates remained high as a result of a competitive market.

         Noninterest income, excluding the gain on sale of mortgage servicing rights and gain on the sale of securities, decreased 2% to $3.5 million in the second quarter of 1996 from $3.6 million in the second quarter of 1995. This reduction resulted from decreases in loan securitization income, primarily attributable to higher credit card charge-offs, and mortgage banking income, primarily the result of a loss on the sale of mortgage loans. These declines were partially offset by increases in service charges on deposit accounts and fees for trust services.

         Noninterest expenses increased $558,000, or 5%, to $11.7 million for the three months ended June 30, 1996 from $11.1 million for the three months ended June 30, 1995. The majority of this change was due to higher salaries, wages and benefits expense which increased from $5.3 million for the second quarter 1995 to $5.8 million for the second quarter of 1996. Occupancy expense remained flat from quarter to quarter while furniture and equipment expense increased only slightly. Sundry noninterest expenses decreased 2% from second quarter 1995 to second quarter 1996, largely because of reductions in FDIC premiums.


BALANCE SHEET REVIEW

LOANS

         The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial portion of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At June 30, 1996, the Company had total loans outstanding of $1.113 billion which equaled approximately 95% of the Company's total deposits and approximately 73% of the Company's total assets. The composition of the Company's loan portfolio at June 30, 1996 follows: commercial and commercial mortgage 48%, residential mortgage 24%, consumer 12%, credit card 8%, lease receivables 5% and construction 3%.

         The Company's loans increased $141.2 million, or 15%, to $1.113 billion at June 30, 1996 from $971.4 million at June 30, 1995 and increased $50.0 million, or 5%, from $1.063 billion at December 31, 1996. This increase resulted primarily from internal growth and the purchase of approximately $30.3 million in lease receivables. This increase since December 31, 1995 was net of approximately $97 million in commercial real estate loans sold in the Commercial Loan Securitization and $74 million of mortgage loans sold.

         In June 1996, the Company purchased approximately $30.3 million, net of related unearned income, in lease receivables from an unrelated third party. The purchase also resulted in an increase to unearned income of approximately $5 million. The leases are primarily for general office equipment. The portfolio is diversified by type of business, geographic location of leases, and broker. The Company purchased the leases to earn an attractive yield (after adjusting for credit risk) and to diversify its existing portfolio.

         The Company had loans to 50 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $150.5 million, or 14%, of the Company's loan portfolio in 1996. The Company had loans to four borrowers having principal amounts in excess of $5 million, which loans accounted for $25.3 million, or 2%, of the Company's loan portfolio in 1996. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

         For the first six months of 1996, the Company's loans averaged $1.084 billion with a yield of 9.36%, compared with $913.9 million and a yield of 9.58% for the same period of 1995. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates. The decrease in the loan yield reflects the lowering of the prime interest rate in February 1996.

         In June 1995, Carolina First Bank received an "outstanding" rating, the highest level attainable, for its Community Reinvestment Act ("CRA") performance from the FDIC. The CRA examination was conducted in December 1994.

         Securitization and packaging and selling loans are part of the Company's funding strategy. The Company engages in these transactions because they fund loan growth by moving loans off-balance sheet while allowing the Company to retain the related income stream and servicing relationships. In March 1996, the Company completed the Commercial Loan Securitization and received cash proceeds of approximately $96 million. Since the securitization of certain of the Company's credit cards in January 1995, the Company has received cash proceeds totaling approximately $80 million in connection with the transfer of certain credit card receivables into a trust created in connection with the securitization.

       As of June 30, 1996, the Company classified its portfolio of credit card receivables totaling approximately $88 million as loans held for sale. Subsequent to quarter end, the Company signed an agreement with an unrelated third party to sell approximatley $50 million of its credit card portfolio. The remainder of the credit card portfolio is carried at the lower of cost on market value in anticipation of possible sales.


ALLOWANCE FOR LOAN LOSSES

         Management maintains an allowance for loan losses which it believes is adequate to cover inherent losses in the loan portfolio. However, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

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

         The allowance for loan losses totaled $9.1 million, or 0.89% of loans, less unearned income, at the end of June 1996, compared with $8.3 million, or 0.85% of loans less unearned income, at the end of June 1995.
At December 31, 1995, the allowance for loan losses was $8.7 million, or 0.92% of loans less unearned income. Net charge-offs as a percentage of average loans during the first six months of 1996 were 0.64%, compared with 0.46% for the first six months of 1995. Net charge-offs for the first six months of 1996 were $3.4 million of which $1.8 million were credit cards. Credit card charge-offs increased during the second quarter of 1996 to $1.2 million from $600,000 for the first quarter of 1996. The allowance for loan losses as a percentage of non-performing loans was 552% and 2,602% as of June 30, 1996 and 1995, respectively. Table 1 presents changes in the allowance for loan losses.


TABLE 1
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

                                                                                                At and for
                                                      At and for the six months              the year ended
                                                            ended June 30,                      December 31,
- -------------------------------------------------------------------------------------------------------------
                                                       1996            1995                         1995
- -------------------------------------------------------------------------------------------------------------

Balance at beginning of period                         $8,661         $6,002                   $6,002
Blue Ridge merger                                           0              0                      128
Valuation allowance for loans purchased                   592              0                      633
Provision for loan losses                               3,275          4,390                    6,846
Charge-offs                                             4,167          2,263                    5,259
Recoveries                                                709            146                      311
- -------------------------------------------------------------------------------------------------------------

         Net charge-offs                                3,458          2,117                    4,948
- -------------------------------------------------------------------------------------------------------------

Allowance at end of period                             $9,070         $8,275                   $8,661
- -------------------------------------------------------------------------------------------------------------


         At June 30, 1996, the recorded investment in loans that were considered to be impaired was $2,012,000. The related allowance for these impaired loans was $963,000. The average recorded investment and foregone interest on impaired loans during the six months ended June 30, 1996 was approximately $1,747,000 and $334,000, respectively. For the six months ended June 30, 1996, the Company recognized interest income on impaired loans of $33,000.


SECURITIES

         At June 30, 1996, the Company's total investment portfolio had a book value of $234.1 million and a market value of $234.2 million for an unrealized net gain of $45,000. The investment portfolio has a weighted average maturity of approximately 1.8 years. Securities (i.e., investment securities, securities available for sale and trading securities) averaged $199.2 million in the first six months of 1996, 43% above the first six month 1995 average of $139.0 million. The securities balance increased due to the investment of a portion of the funds from the Commercial Loan Securitization in the securities portfolio. The average portfolio yield increased to 5.95% for the first six months of 1996 from 5.77% for the first six months of 1995.
The portfolio yield increased due to maturities of lower yielding government securities which were reinvested at higher rates. At June 30, 1996, securities totaled $234.3 million, up $78.4 million from the $155.9 million invested as of the second quarter end 1995 and up $55.9 million from the December 31, 1995 balance of $178.4 million.

         At June 30, 1996, the Company owned 128,366 shares of common stock of Affinity and a warrant to purchase an additional 5,871,340 shares of Affinity's common stock at a purchase price of $0.0001 per share ("Affinity Warrant"). As of June 30, 1996, the investment in Affinity's common stock, included in securities available for sale, was recorded at its book value of $12. The Affinity Warrant was not included in securities at June 30, 1996. See "OVERVIEW
- - Investment in Affinity Technology Group."


OTHER ASSETS

         At June 30, 1996, other assets included other real estate owned of $2.8 million, intangible assets (excluding mortgage servicing rights) of $17.4 million, and mortgage servicing rights of $8.4 million. At June 30, 1995, other assets included other real estate owned of $2.3 million, intangible assets (excluding mortgage servicing rights) of $19.3 million, and mortgage servicing rights of $12.5 million. The intangible assets balance as of June 30, 1996 is attributable to goodwill of $7.9 million, core deposit balance premiums of $9.3 million, excess and purchased mortgage servicing rights of $8.4 million and purchased credit card premiums of $242,000.


INTEREST-BEARING LIABILITIES

         During the first six months of 1996, interest-bearing liabilities averaged $1.194 billion, compared with $981.4 million for the comparable period of 1995. This increase resulted principally from account promotions and entrance into new markets. The average interest rates were 4.93% and 4.65% for the first six months of 1996 and 1995, respectively. At June 30, 1996, interest-bearing deposits comprised approximately 87% of total deposits and 81% of interest-bearing liabilities. Starting in 1994, the Company modified its funding strategy to rely more on advances from the Federal Home Loan Bank (the "FHLB") because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower that the marginal cost of raising deposits. For the first six months of 1996, average borrowed funds, which include FHLB advances and other short-term borrowings, totaled $180.2 million compared with $120.6 for the first six months of 1995. FHLB advances increased to $115 million at June 30, 1996 from $65 million at June 30, 1995 and $90 million at December 31, 1995.

         Carolina First Banks' primary source of funds for loans and investments is its deposits which are gathered through Carolina First Bank's branch network. Deposits grew 15% to $1.166 billion at June 30, 1996 from $1.018 billion at June 30, 1995. At December 31, 1995, deposits totaled $1.095 billion. Internal growth, particularly from account promotions and new markets, generated the new deposits. During the first six months of 1996, total interest-bearing deposits averaged $987.0 million with a rate of 4.71% , compared with $867.1 million with a rate of 4.42% for the same period in 1995. During the first six months of 1996, deposit pricing was very competitive in Carolina First Bank's market areas, resulting in upward pressure on deposit interest rates. In particular, the interest rates paid on certificates of deposits rose significantly as a result of customers' rate sensitivity from deposit promotions. Carolina
First Bank has also been running a checking account promotion to attract new deposit relationships. The Company does not believe that it has any brokered deposits.

         Average noninterest-bearing deposits, which increased 23% during the year, increased to 13.2% of average total deposits in the first six months of 1996 from 12.3% in the first six months of 1995. This increase was attributable to new accounts from commercial loan customers and escrow balances related to mortgage servicing operations.

         The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 84% for the first six months of 1996. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.


CAPITAL RESOURCES AND DIVIDENDS

         Total shareholders' equity amounted to $98.6 million, or 6.48% of total assets, at June 30, 1996 compared with $90.2 million, or 7.05% of total assets, at June 30, 1995. At December 31, 1995, shareholders' equity totaled $95.0 million, or 6.71% of total assets. The $3.6 million increase in total shareholders' equity since December 31, 1995 resulted principally from retention of earnings less cash dividends paid. In addition, the second quarter end 1996 shareholders' equity was decreased by the $715,000 change from an unrealized gain to an unrealized loss on securities available for sale.

         The Company's capital needs have been met principally through public offerings of common stock, preferred stock and subordinated notes and through the retention of earnings. In addition, the Company issued capital stock in connection with the acquisitions of CF Savings Bank, CF Mortgage, Aiken County National Bank, Midlands National Bank and Blue Ridge.

         On May 18, 1995, the Company completed a $26.5 million public offering of its 9.00% Subordinated Notes due 2005 (the "Notes"). The Notes, which are due on September 1, 2005, pay interest quarterly at an annual rate of 9.00%. The Notes qualify as Tier 2 capital.

         In February 1996, the Company redeemed its Series 1993 Preferred Stock and Series 1994 Preferred Stock. In connection with the redemptions, substantially all of the outstanding shares of Series 1993 Preferred Stock and Series 1994 Preferred Stock were converted into approximately 2.6 million shares of Common Stock.

         Book value per share at June 30, 1996 and 1995 was $10.54 and $8.41, respectively. Tangible book value per share at June 30, 1996 and 1995 was $8.68 and $5.39, respectively. At December 31, 1995, book value and tangible book value were $9.14 and $6.36, respectively. A significant portion of the increase in book value and tangible book value since December 31, 1995 was attributable to the conversions of the Series 1993 Preferred Stock and the Series 1994 Preferred Stock into Common Stock. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the purchase of CF Mortgage.

         At June 30, 1996, the Company and Carolina First Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well capitalized" regulatory guidelines. Table 2 sets forth various capital ratios for the Company and Carolina First Bank.


TABLE 2
CAPITAL RATIOS


- ----------------------------------------------------------------------------------------------

                                       As of      Well Capitalized    Adequately Capitalized
                                     6/30/96          Requirement          Requirement
- ----------------------------------------------------------------------------------------------


Company:
   Total Risk-based Capital           10.19%           10.0%             8.0%
   Tier 1 Risk-based Capital           7.18             6.0              4.0
   Leverage Ratio                      5.44             5.0              4.0

Carolina First Bank:
   Total Risk-based Capital            10.00           10.0              8.0
   Tier 1 Risk-based Capital            9.20            6.0              4.0
   Leverage Ratio                       6.95            5.0              4.0

- ----------------------------------------------------------------------------------------------



         The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. In November 1993, the Board of Directors initiated a regular quarterly cash dividend payable on the Common Stock, the first of which was paid on February 1, 1994. Cash dividends have been paid on a quarterly basis since the initiation of the cash dividend. The Board of Directors increased the quarterly cash dividend to $0.07 beginning in the first quarter of 1996. The Company presently intends to continue to pay this quarterly cash dividend on the Common Stock; however, future dividends will depend upon the Company's financial performance and capital requirements. In each year from 1989 through 1995, the Company issued 5% common stock dividends to common shareholders.







LIQUIDITY AND INTEREST RATE SENSITIVITY

         Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves meeting the cash flow requirements of the Company. These cash flow requirements primarily involve withdrawals of deposits, extensions of credit, payment of operating expenses and repayment of purchased funds. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sales of debt securities, temporary investments and earnings. Temporary investments averaged 0.29% and 0.74% of earning assets in the first six months of 1996 and 1995, respectively. Management believes that the Company maintains an adequate level of liquidity by retaining liquid assets and other assets that can easily be converted into cash, and by maintaining access to alternate sources of funds, including federal funds purchased from correspondent banks and borrowing from the FHLB. In March 1996, the Company completed the Commercial Loan Securitization and received cash proceeds of approximately $96 million which improved liquidity. The Company has signed contracts to purchase mortgage servicing rights for approximately $550 million in mortgage loans for a purchase price of approximately $8.7 million. These purchases of mortgage servicing rights are expected to close in the third quarter of 1996. In August 1996, the Company entered into an agreement to sell mortgage servicing rights for approximately $300 million in mortgage loans for a sales price of approximately $3.9 million. This sale of mortgage servicing rights is expected to close in September 1996 at a price approximating the recorded investment. The Company is also considering sale/leaseback transactions on certain properties which could provide liquidity. The sale/leaseback transactions are merely under consideration and may or may not occur.

         The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. FDIC examiners suggest that a commercial bank maintain a liquidity ratio of between 20% and 25%. At June 30, 1996, Carolina First Bank's liquidity ratio was approximately 12%. At June 30, 1996, Carolina First Bank had unused short-term lines of credit totaling approximately $13 million (which are withdrawable at the lender's option). In addition, Carolina First Bank has access to borrowing from the FHLB. At June 30, 1996, unused borrowing capacity from the FHLB totaled approximately $20 million. Management believes that these sources are adequate to meet its liquidity needs. Following its third quarter of 1995 examination, the FDIC recommended that Carolina First Bank increase its liquidity ratio. The Company has adopted a plan which is designed to monitor and improve its liquidity.

         In 1994, the Company modified its funding strategy to rely more on advances from the FHLB because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower than the marginal cost of raising deposits. At June 30, 1996, FHLB advances totaled $115 million, compared with $65 million at June 30, 1995 and $90.0 million at December 31, 1995. In July 1996, Carolina First Bank raised deposits by offering a certificate of deposit promotion and reduced its borrowings from the FHLB.

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

         As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $3.5 million in the first six months of 1996 and $2.1 million in the first six months of 1995, or 0.64% and 0.46%, respectively, as a percentage of average loans. Nonperforming assets as a percentage of loans and other real estate owned were 0.40% and 0.27% as of June 30, 1996 and 1995, respectively.










TABLE 3
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)


                                                     June 30,                     December 31,
                                             ------------------------            -------------
                                                1996         1995                    1995
- ---------------------------------------------------------------------------------------------------


Nonaccrual loans                            $   1,642     $   318                $   1,275
Restructured loans                                --           --                    1,085
- ---------------------------------------------------------------------------------------------------

     Total nonperforming loans                  1,642          318                   2,360
Other real estate                               2,791        2,286                   2,508
- ---------------------------------------------------------------------------------------------------

     Total nonperforming assets             $   4,433     $  2,604                $  4,868
- ---------------------------------------------------------------------------------------------------


Nonperforming assets as a % of loans
     and foreclosed property                     0.40%        0.27%                   0.46%

Accruing loans past due 90 days             $   2,455      $ 2,726                $  2,748

- ---------------------------------------------------------------------------------------------------



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

                                     PART II




ITEM 1            LEGAL PROCEEDINGS

         The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Such items are not expected to have any adverse effect on the business or financial position of the Company or any of its subsidiaries.

         On October 31, 1994, J.W. Charles Clearing Corp. filed a lawsuit against Carolina First Bank in the Court of Common Pleas in Lexington County, South Carolina. During the second quarter of 1996, Carolina First Bank reached a settlement agreement with the plaintiff in this matter by which Carolina First Bank was released from all claims in exchange for payment of approximately $151,000, half of which was paid by Carolina First Bank and half of which was paid by Carolina First Bank's insurance company.

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

                                                In Favor              Against
         Robert E. Hamby, Jr.                    7,119,285              1,405
         William S. Hummers III                  7,115,688              5,002
         Charles B. Schooler                     7,118,511              2,179
         Edward J. Sebastian                     7,111,772              8,918
         Eugene E. Stone IV                      7,108,795             11,895

         Judd B. Farr, C. Claymon Grimes, Jr., M. Dexter Hagy, R. Glenn Hilliard, Richard E. Ingram, Elizabeth P. Stall, William R. Timmons, Jr., and Mack I. Whittle, Jr. continued in their present terms as directors.


ITEM 5            OTHER INFORMATION

         None.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

 4.1    Carolina First Corporation Amended Common Stock Dividend Reinvestment
        Plan: Incorporated by reference to the Prospectus in Carolina First Corporation's Registration Statement on Form S-3, Commission File No. 333-06975.

11.1    Computation of Primary and Fully Diluted Earnings Per Share.

12.1    Computation of Earnings to Fixed Charges Ratio.

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