Form 10-Q
period 1996-09-30
CAROLINA FIRST CORP
filed 1996-11-13
CIK 797871

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of outstanding shares of the issuer's $1.00 par value common stock as of November 10, 1996 was 9,338,447.

Consolidated Balance Sheets
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)



                                                                                        September 30,               December 31,
                                                                                ---------------------------------  -------------
ASSETS                                                                                  1996          1995            1995
                                                                                ---------------------------------   ------------

Cash and due from banks......................................................... $       54,668  $        51,096  $      75,770
Interest-earning deposits with banks...........................................          14,940            9,138          8,663
Federal funds sold and resale agreements.......................................          24,000               --             --
Securities
   Trading......................................................................          1,261           20,149          5,805
   Available for sale...........................................................        226,145           69,102        146,272
   Held for investment (market value $28,902, $106,354 and $26,670
   respectively)................................................................         28,695          106,760         26,289
                                                                                   -------------   --------------   ------------
     Total securities..........................................................         256,101          196,011        178,366
                                                                                   -------------   --------------   ------------
Loans held for sale............................................................           7,847            3,908        125,000
Loans...........................................................................      1,054,061        1,032,582        944,716
   Less unearned income........................................................          (8,674)          (6,626)        (7,056)
   Less allowance for loan losses..............................................         (10,541)          (8,845)        (8,661)
                                                                                   -------------   --------------   ------------
     Net loans..................................................................      1,042,693        1,021,019      1,053,999
                                                                                   -------------   --------------   ------------
Premises and equipment.........................................................          38,718           40,002         40,320
Accrued interest receivable....................................................          12,309           10,287         10,829
Other assets....................................................................         57,695           58,382         46,975
                                                                                   -------------   --------------   ------------
                                                                                 $    1,501,124  $     1,385,935  $   1,414,922
                                                                                   =============   ==============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing........................................................  $      165,550  $       149,582  $     160,394
    Interest-bearing...........................................................       1,067,058          913,368        935,097
                                                                                   -------------   --------------   ------------
      Total deposits............................................................      1,232,608        1,062,950      1,095,491
  Borrowed funds...............................................................         127,790          193,330        187,899
  Subordinated notes...........................................................          25,328           25,204         25,237
  Accrued interest payable.....................................................           8,147            6,391          6,737
  Other liabilities............................................................           5,890            5,801          4,591
                                                                                   -------------   --------------   ------------
     Total liabilities.........................................................       1,399,763        1,293,676      1,319,955
                                                                                   -------------   --------------   ------------

Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding Series 1993B 49,141, 53,575 and 53,575 shares, respectively;
    Series 1994 none, 917,200 and 917,200 shares, respectively; Series 1993 none, 533,000 and 456,521 shares, respectively; liquidation preference $20
    per share (Series 1993B) and $25 per share (Series 1994 and Series 1993)...             943           34,821         32,909
  Common stock-par value $1 per share; authorized 20,000,000 shares; issued and outstanding 9,331,598, 6,131,722, and
    6,517,366 shares, respectively.............................................           9,332            6,132          6,517
  Surplus.......................................................................         85,189           51,871         54,432
  Retained earnings............................................................           6,992              358          1,778
  Nonvested restricted stock....................................................           (915)            (829)          (745)
  Guarantee of ESOP debt.......................................................             (76)            (126)           (76)
  Unrealized (loss) gain on securities available for sale, net of tax..........            (104)              32            152
                                                                                   -------------   --------------   ------------
     Total shareholders' equity................................................         101,361           92,259         94,967
                                                                                   -------------   --------------   ------------
                                                                                 $    1,501,124  $     1,385,935  $   1,414,922
                                                                                   =============   ==============   ============


Consolidated Statements of Income
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)

                                                                     Three Months Ended           Nine Months Ended
                                                                          September 30,             September 30,
                                                               -----------------------------------------------------------------

                                                                       1996            1995          1996        1995
                                                               -----------------------------------------------------------

Interest income
  Interest and fees on loans...................................$       26,212  $     23,912  $       76,811  $     66,880
  Interest on securities
    Taxable....................................................         3,061         1,984           8,049         5,185
    Exempt from Federal income taxes...........................           313           299             902           791
                                                                 -------------   -----------    ------------   -----------
      Total interest on securities.............................         3,374         2,283           8,951         5,976
  Interest on federal funds sold and resale agreements.........           427           156             878           409
                                                                 -------------   -----------    ------------   -----------

    Total interest income......................................        30,013        26,351          86,640        73,265
                                                                 -------------   -----------    ------------   -----------

Interest expense
  Interest on deposits.........................................        12,483        11,049          35,614        30,060
  Interest on borrowed funds...................................         2,795         2,697           8,951         6,335
                                                                 -------------   -----------    ------------   -----------
    Total interest expense.....................................        15,278        13,746          44,565        36,395
                                                                 -------------   -----------    ------------   -----------
    Net interest income........................................        14,735        12,605          42,075        36,870

Provision for loan losses......................................         4,896         1,000           8,171         5,390
                                                                 -------------   -----------    ------------   -----------
    Net interest income after
      provision for loan losses................................         9,839        11,605          33,904        31,480
                                                                 -------------   -----------    ------------   -----------

Noninterest income
  Service charges on deposit accounts..........................         1,663         1,421           4,780         4,086
  Mortgage banking income......................................           955           886           1,970         1,816
  Loan securitization income...................................           813           828           1,962         1,995
  Fees for trust services......................................           320           204             964           716
  Sundry.......................................................           557           298           2,305         1,597
  Gain on sale of credit cards.................................         4,317            --           4,317            --
  Gain on sale of securities...................................            51           129             170           326
  (Loss) gain on sale of mortgage servicing rights.............           (14)          127             107         2,153
                                                                 -------------   -----------    ------------   -----------
    Total noninterest income...................................         8,662         3,893          16,575        12,689
                                                                 -------------   -----------    ------------   -----------

Noninterest expenses
  Salaries and wages...........................................         4,967         4,445          15,290        12,928
  Employee benefits............................................         1,013         1,234           3,352         3,364
  Occupancy....................................................         1,103         1,047           3,260         3,153
  Furniture and equipment......................................           932           759           2,678         2,324
  SAIF assessment..............................................         1,184            --           1,184            --
  Sundry.......................................................         5,593         4,339          13,384        11,999
                                                                 -------------   -----------    ------------   -----------
    Total noninterest expenses.................................        14,792        11,824          39,148        33,768
                                                                 -------------   -----------    ------------   -----------
    Income before income taxes.................................         3,709         3,674          11,331        10,401
Income taxes...................................................         1,374         1,203           4,096         3,500
                                                                 -------------   -----------    ------------   -----------
    Net income ................................................         2,335         2,471           7,235         6,901
Dividends on preferred stock....................................           16           687              48         2,099
                                                                 -------------   -----------    ------------   -----------

    Net income applicable to common shareholders...............$        2,319 $       1,784  $        7,187  $      4,802
                                                                 =============   ===========    ============   ===========

Net income per common share:*
    Primary....................................................$         0.25 $        0.28  $         0.81  $       0.76
    Fully diluted..............................................          0.25          0.27            0.77          0.74
Average common shares outstanding:*
    Primary....................................................     9,378,485     6,436,619       8,897,055     6,343,849
    Fully diluted..............................................     9,477,684     9,340,304       9,456,541     9,315,956
Cash dividends declared per common share*......................$         0.07 $        0.06  $         0.21  $       0.18



*Share data have been restated to reflect 5% stock dividends.

Consolidated Statement of Cash Flows
Carolina First Corporation
(Unaudited)
($ in thousands)


                                                                      Nine Months Ended
                                                                       September 30,
-------------------------------------------------------------------------------------------
                                                                   1996          1995
-------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
  Net income..................................................$      7,235   $    6,901
  Adjustments to reconcile net income to net cash
    used in operations
      Depreciation............................................       2,439        2,470
      Amortization of intangibles.............................       1,351        1,816
      Provision for loan losses...............................       8,171        5,390
      Gain on sale of credit cards............................      (4,317)          --
      Gain on sale of securities..............................        (170)        (326)
      Gain on sale of mortgage servicing rights...............        (107)      (2,153)
      Unrealized loss (gain) on securities....................          43          (14)
      Proceeds from maturity of trading securities............      55,186        12,334
      Proceeds from sale of trading securities................     383,939       340,317
      Purchase of trading securities..........................    (434,457)     (371,631)
      Originations of mortgage loans held for sale............    (131,199)      (56,523)
      Sale of mortgage loans held for sale....................     118,742        52,687
      Increase in interest receivable.........................      (2,165)      (2,613)
      Increase in interest payable............................       1,410        2,250
      Increase in other assets................................     (10,489)     (12,965)
      (Decrease) increase in other liabilities................        (108)         968
                                                                -----------    ------------
    Net cash used in operating activities.....................      (4,496)     (21,092)
                                                                -----------    ------------

Cash Flows from Investing Activities
  Proceeds from maturity of securities available for sale.....      91,595        44,856
  Proceeds from maturity of securities held for investment....       2,660         4,000
  Purchase of securities available for sale...................    (172,169)      (55,735)
  Purchase of securities held for investment..................      (5,066)      (37,878)
  Net increase in interest-earning deposits with banks........      (6,277)       (8,638)
  Net (increase) decrease in federal funds sold and
     resale agreements........................................     (24,000)        4,420
  Proceeds from sale of credit cards..........................      64,251            --
  Securitization and sale of commercial loans.................      95,484            --
  Purchase of loans...........................................     (30,312)      (32,911)
  Net increase in loans.......................................    (108,418)      (72,301)
  Proceeds from sale of mortgage servicing rights.............         900            --
  Capital expenditures........................................      (1,019)       (2,649)
                                                                -----------    -----------
    Net cash used in investing activities ....................     (92,371)     (156,836)
                                                                -----------    -----------

Cash Flows from Financing Activities
  Net increase in deposits....................................     137,117         61,202
  (Decrease) increase in borrowed funds.......................     (60,018)       111,298
  Redemption of preferred stock...............................        (232)            --
  Dividends on preferred and common stock.....................      (2,451)        (3,168)
  Other common stock activity.................................       1,349            442
                                                                -----------    -----------
    Net cash provided by financing activities.................      75,765        169,774
                                                                -----------    -----------
Net change in cash and due from banks.........................     (21,102)        (8,154)

Cash and due from banks at beginning of period................      75,770         59,250
                                                                -----------    -----------
Cash and due from banks at end of period......................$     54,668   $     51,096
                                                                ===========    ===========



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   CAROLINA FIRST CORPORATION AND SUBSIDIARIES





(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 1995 Annual Report to shareholders.

(2)      SECURITIES

         The change in the net unrealized loss on securities available for sale was a decrease of $459,000 for the three months ended September 30, 1996 and an increase of $256,000 for the nine months ended September 30, 1996.

         At September 30, 1996, Blue Ridge Finance Company, Inc. ("Blue Ridge"), a subsidiary of Carolina First Corporation ("the Company"), owned 128,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity"). This investment, included in securities available for sale, was recorded at its book value of $12. At September 30, 1996, Blue Ridge owned a warrant to purchase 5,871,340 shares of Affinity's common stock at a purchase price of $0.0001 per share. The warrant was not reported on the Company's balance sheet as of September 30, 1996.

(3)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid amounted to approximately $43,155,000 and $34,145,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. Income tax payments of $1,528,000 and $4,590,000 were made for the nine months ended September 30, 1996 and September 30, 1995, respectively.

(4)      COMMON STOCK

         In February 1996, the Company redeemed its Series 1993 Preferred Stock and Series 1994 Preferred Stock. In connection with the redemptions, substantially all of the outstanding shares of Series 1993 Preferred Stock and Series 1994 Preferred Stock were converted into approximately
         2.6 million shares of common stock.

         Primary earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed exercise of dilutive stock options and warrants using the treasury stock method. Primary earnings per share also reflects provisions for dividend requirements on all outstanding shares of the Company's preferred stock.

         Fully diluted earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed conversion of convertible preferred stock into common stock and the assumed exercise of dilutive stock options and warrants using the treasury stock method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   CAROLINA FIRST CORPORATION AND SUBSIDIARIES





(5)      GAIN ON SALE OF CREDIT CARDS

         In August 1996, Carolina First Bank sold approximately $55 million in credit card loans. As a result of this transaction, Carolina First Bank recorded a gain on the sale of credit cards of $4,317,000.

(6)      MANAGEMENT'S OPINION

         The financial statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report on Form 10-K for the year ended 12/31/95 of Carolina First Corporation (the "Company"). Results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of results to be attained for any other period.


OVERVIEW

         The Company is a financial institution, which commenced banking operations in December 1986, and currently conducts business through 55 locations in South Carolina. The Company operates through three subsidiaries:
Carolina First Bank, a state-chartered commercial bank, Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking operation, and Blue Ridge Finance Company, Inc. ("Blue Ridge"), an automobile finance company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. At September 30, 1996, the Company had approximately $1.501 billion in assets, $1.053 billion in loans, $1.233 billion in deposits and $101.4 million in shareholders' equity.

         For the third quarter of 1996, net income totaled $2.3 million, or $0.25 per fully diluted share, compared with $2.5 million or $0.27 per fully diluted share, in the third quarter of 1995. Third quarter 1996's net income included an after-tax charge of $746,000, or $0.08 per fully diluted share, to cover a special Savings Association Insurance Fund ("SAIF") assessment. On September 30, 1996, the President signed into law legislation requiring a special assessment to recapitalize the SAIF. Thrift institutions or non-thrift institutions, such as Carolina First Bank, which have acquired deposits through acquisitions from thrift institutions over past years will be levied this one-time charge. Earnings, excluding the impact of a one-time special SAIF assessment, rose 25% for the third quarter of 1996 to $3.1 million, or $0.33 per fully diluted share, from $2.5 million, or $0.27 per fully diluted share, for the third quarter of 1995.

         For the first nine months, net income totaled $7.2 million, or $0.77 per fully diluted share, compared with $6.9 million, or $0.74 per fully diluted share, in the same period of 1995. Excluding the SAIF assessment, earnings for the first nine months were $8.0 million, or $0.84 per fully diluted share. The increase in net income, excluding the SAIF assessment, for both the third quarter and the nine months ended September 30, 1996 compared with the same periods in 1995, resulted from higher net interest income, higher noninterest income and a gain on the sale of credit cards, partially offset by an increase in the provision for loan losses and higher noninterest expenses.

         Excluding the SAIF assessment, earnings in the third quarter of 1996 produced a return on average assets of 0.82%, compared with 0.76% for the third quarter of 1995. Return on average equity, excluding the SAIF assessment, was 12.31% for the third quarter of 1996, compared with 10.90% for the same period in 1995. Including the SAIF assessment, return on average assets for the third quarter of 1996 was 0.62%, and return on average equity for the third quarter of 1996 was 9.33%.

         In February 1996, the Company redeemed its Series 1993 Preferred Stock and Series 1994 Preferred Stock. In connection with the redemptions, substantially all of the outstanding shares of preferred stock were converted into common stock resulting in the issuance of approximately 2.6 million shares of the Company's

$1.00 par value common stock ("Common Stock"). As a result of the redemptions of the preferred stock, dividends on preferred stock declined substantially to $48,000 for the first nine months of 1996 from $2.1 million for the first nine months of 1995.

         In March 1996, Carolina First Bank sold approximately $116 million in commercial real estate loans to a trust in connection with a securitization of such loans ( the "Commercial Loan Securitization"). In connection with the Commercial Loan Securitization, certain interests in the trust were sold to institutional investors, while Carolina First Bank retained certificates representing certain subordinated and residual interests in trust assets. In connection with the sale of such loans, Carolina First Bank received cash proceeds of approximately $96 million.

         In August 1996, Carolina First Bank sold approximately $55 million in credit card loans. As a result of this transaction, Carolina First Bank recorded a gain on the sale of credit cards of $4.3 million. The remaining available-for-sale credit card portfolio was written down to the lower of cost or market.

         In September 1996, the Company announced the divestiture of five branches located in Barnwell, Blackville, Salley, Springfield, and Williston. The branches are being sold to the Bank of Barnwell County (in organization), expected to be a wholly-owned subsidiary of Community Capital Corporation, a South Carolina corporation headquartered in Greenwood, South Carolina. This transaction is scheduled to be completed in the first quarter of 1997 and is subject to regulatory approval among other conditions.

         In October 1996, the Company announced the Atlanta Internet Bank's introduction of "anytime-anywhere" banking in Cyberspace. Atlanta Internet
Bank, which is a product of Carolina First Bank, opened its electronic doors on AT&T's WorldNet Service and offers banking products primarily by means of a secured internet web site. The Company has an agreement with certain persons, which provides for the transfer of the Company's Atlanta Internet Bank operation to a thrift institution, upon compliance with certain conditions. After such transfer, Atlanta Internet Bank will be a stand-alone entity in which the Company is expected to be a lead investor, owning an estimated 40% of the bank.


Investment in Affinity Technology Group

         At December 31, 1995, the Company owned 7,500 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase 55,390 shares of Affinity's common stock at a purchase price of $0.01 per share ("Affinity Warrant"). The Affinity common shares and Affinity Warrant were acquired in connection with lending arrangements between the Company and Affinity and services performed by the Company on behalf of Affinity. As of December 31, 1995, there was no market for this investment, which was recorded at its book value of $75.

         On January 24, 1996, the Board awarded 6,289 shares of Affinity stock to certain officers of the Company deemed most responsible for the Company's investment. The Company has recorded compensation expense for the estimated fair value of the Affinity stock awarded to Company officers. In addition, since the Company had a negligible basis in its Affinity investment, a gain on disposition of securities was recorded at the same calculated fair value. For tax and accounting purposes, fair value was measured as of the date of grant, January 24, 1996 by an independent third party appraisal. Fair value of the Affinity stock award, as determined by the independent third party appraisal based on information known at that time, was $0.88 per share (after a 106-for-1 stock split) and, accordingly, approximately $587,000 was recorded as compensation expense and gain on disposition of equity investments. The impact on compensation expense offset the gain on disposition of equity investments, resulting in no impact on the Company's net income.

         On April 25, 1996, Affinity completed an initial public offering of its common stock. Immediately prior to the consummation of Affinity's initial public offering, a 106-for-1 common stock split in the form of a stock dividend was completed. Following the completion of Affinity's public offering and stock split, the Company's investment in Affinity (through its subsidiary, Blue Ridge) consisted of 128,366 shares of common stock and a warrant to purchase an additional 5,871,340 shares (for an adjusted purchase price of approximately $0.0001 per share), or approximately 18% of Affinity's outstanding common stock. As of September 30, 1996, the investment in Affinity's common stock, included in securities available for sale, was recorded at its book value of $12. The Affinity Warrant was not reported on the Company's balance sheet as of September 30, 1996.

         The Company entered into a lock-up agreement with Affinity which provides that no shares will be sold for 180 days after the offering unless Affinity grants permission. This lock-up agreement expired on October 22, 1996. The Company's shares in Affinity are, and the shares issuable upon the exercise of the Affinity Warrant will be, "restricted" securities as that term is defined in federal securities laws. The shares of Affinity common stock awarded to Company officers are not subject to the lock-up agreement.

         The Affinity Warrant may be exercised in whole or in part at any time prior to December 31, 2015, subject to certain restrictions. Unless prior written approval of the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board") is received, the Affinity Warrant may not be exercised in whole or in part if, after such exercise, the holder of the Affinity Warrant will beneficially own 5% or more of Affinity's common stock. The Affinity Warrant may not be transferred without the approval of the Federal Reserve Board. The Affinity Warrant has been filed as an exhibit in the Company's periodic filings with the Securities and Exchange Commission.

         On April 15, 1996, the Company transferred its Affinity common stock and Affinity Warrant to Blue Ridge, a wholly-owned subsidiary of the Company.

         The Company has reviewed its options with respect to its investment in Affinity and currently has no plans to distribute or sell at the current price. The Company's Board of Directors will continue to periodically review the investment in Affinity and may decide to sell shares as market conditions change.


EARNINGS REVIEW

Net Interest Income

         The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. As the primary contributor to the Company's earnings, net interest income constituted 78% of net revenues (net interest income plus noninterest income excluding the gain on sale of mortgage servicing rights and credit cards) in the first nine months of both 1996 and 1995.

         Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax-equivalent net interest income increased $5.0 million, or 13%, to $42.2 million for the first nine months of 1996 from $37.2 million for the first nine months of 1995. The increase resulted principally from a higher level of average earning assets. The growth in average earning assets, which increased $214.0 million to $1.309 billion in the first nine months of 1996 from $1.095 billion in the first nine months of 1995, resulted primarily from loan growth. Loans averaged $146.1 million higher in the first nine months of 1996 than in the same period in 1995.

         The net interest margin for the nine months ended September 30, 1996 of 4.32% was lower than the margin of 4.54% for the same period of 1995. The decline in the net interest margin is primarily due to a decrease in the prime interest rate, an especially competitive deposit rate environment and higher funding costs from short-term borrowings and the subordinated debt. For the third quarters of both 1996 and 1995, the net interest margin was 4.38%.

         In February 1996, the prime interest rate was reduced from 8.50% to 8.25%. Approximately half of the loan portfolio has variable rates and immediately repriced downward. While deposit rates were lowered somewhat, the full impact of the reduction in prime interest rate was not realized in interest expense savings. During 1996, many financial institutions have offered deposit promotions above the market rates, creating upward pressure on the Company's cost of funds. Also, the Company has instituted deposit promotions and kept its deposit rates competitive in an effort to increase its liquidity levels. See "Liquidity." The Company expects the competitive deposit rate environment to continue. In addition, the Company increased its short-term borrowings, primarily from the Federal Home Loan Bank, for the first nine months of 1996 compared with the same period in 1995. These short-term borrowings are at a higher rate than the Company's average cost of deposits.


Provision for Loan Losses

         The provision for loan losses was $8.2 million for the first nine months of 1996 and $5.4 million for the first nine months of 1995. For the third quarter of 1996, the provision for loan losses was $4.9 million, of which $1.3 million was for fraudulent loans associated with certain pending litigation described below. Furthermore, the Company increased the 1996 provision as a result of its credit card activities, increased charge-offs and consumer credit concerns.

         Management currently anticipates that loan growth will continue in the remainder of 1996 and 1997. New market areas are expected to contribute to the portfolio growth. Certain forecasts for 1996 indicate a potential slowing of the economy. However, in a recent banking profile developed by the FDIC, South Carolina was cited as having the highest commercial loan growth rate in the Southeast and one of the highest growth rates in the country. Management intends to closely monitor economic trends and the potential effect on Carolina First Bank's loan portfolio.


Noninterest Income

         Noninterest income increased $3.9 million, or 31%, to $16.6 million for the nine months ended September 30, 1996 from $12.7 million for the same period of 1995. Noninterest income in 1996 and 1995 included gains from asset sales and nonrecurring items which are described below. A gain of $4.3 million from the sale of approximately $55 million in credit cards was recorded during the third quarter of 1996. The Company sold mortgage servicing rights for a gain of $107,000 in the first nine months of 1996 and $2.2 million in the first nine months of 1995. The large gain in 1995 resulted from the sale of servicing rights related to approximately $435 million in loans. The Company recognized gains on the sale of securities of $170,000 and $326,000 in the first nine months of 1996 and 1995, respectively. A $587,000 gain on the disposition of equity investments (offset by $587,000 recorded as compensation expense) for the first quarter of 1996, included in sundry noninterest income, related to the transfer of Affinity stock to certain officers of the Company. Excluding the items discussed above, noninterest income increased $1.2 million, or 12%, to $11.4 million in the first nine months of 1996 compared with $10.2 million in the comparable period of 1995.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 17% to $4.8 million in the first nine months of 1996 from $4.1 million in the first nine months of 1995. Average deposits for the same period increased 15%. The increase in service charges was attributable to new deposit accounts, improved collection results and new service charges for automated teller machine transactions.

         During the first nine months of 1996, the Company received loan securitization income of $2.0 million from its interests in the credit card and commercial real estate loan trusts, which was the same as for the comparable period of 1995. Loan securitization income is net of charge-offs associated with the loans in the trusts. On March 14, 1996, the Company completed the securitization of approximately $116 million in the Commercial Loan Securitization. For the second and third quarters of 1996, the loan securitization income was negatively impacted by higher credit card charge-offs associated with the credit card trust.

          Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization of the mortgage servicing rights and subservicing payments). Mortgage banking income in the first nine months of 1996 increased 8% to $2.0 million compared with $1.8 million in the first nine months of 1995. This increase was attributable to higher origination volumes partially offset by lower servicing volumes. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), and began recording assets to reflect the value of servicing for its originated and sold mortgage loans.

         Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $1.4 million in the first nine months of 1996, compared with $1.2 million in the first nine months of 1995. Income from originations increased as a result of higher internal loan originations. Mortgage loans totaling approximately $119 million and $53 million were sold in the first nine months of 1996 and 1995, respectively.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the right to service is owned by Carolina First Bank and other non-affiliated financial institutions. At September 30, 1996, CF Mortgage was servicing or subservicing 12,163 loans having an aggregate principal balance of approximately $1.039 billion. During the third quarter of 1996, the Company purchased mortgage servicing rights to service mortgage loans with balances totaling approximately $785 million. In August 1996, the Company entered into an agreement with an unrelated third party to sell mortgage servicing rights for loans with an aggregate principal balance of approximately $285 million. The sale was completed in early September 1996 at a price approximating the recorded investment.

         Servicing income from non-affiliated companies, net of the related amortization, was $610,000 for the first nine months of 1996 compared with $662,000 for the comparable period in 1995. This decrease was primarily attributable to lower volumes of loans serviced, which decreased to $1.039 billion at September 30, 1996 from $1.318 billion at September 30, 1995, as well as by accelerated amortization for mortgage servicing rights due to faster than expected loan run-offs. Servicing income is net of the related amortization for the mortgage servicing rights and subservicing payments. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

          Fees for trust services in the first nine months of 1996 of $964,000 were 35% above the $716,000 earned in the same period of 1995. At September 30, 1996, the trust department had assets under management of approximately $448 million. Fees for trust services increased as a result of the generation of new trust business and additional assets under management.

         Sundry income, excluding the gain on the disposition of equity investments, was $121,000 higher for the first nine months of 1996 than the same period of 1995. Sundry income in 1995 included approximately $300,000 in non-recurring income from programming services provided for an outside company. The increase in 1996 sundry income was primarily attributable to higher customer service fees and servicing fee income from the commercial loan trust.


Noninterest Expenses

         Noninterest expenses totaled $39.1 million and $33.8 million for the nine months ended 1996 and 1995, respectively. Third quarter 1996 noninterest expenses included a one-time charge of $1,184,000 for a special SAIF assessment. In the first quarter of 1996, approximately $587,000 was recorded as compensation expense related to a non-recurring award of Affinity's stock to certain officers of the Company. The 1995 noninterest expenses included $493,000 in non-recurring acquisition costs related to the acquisitions of Aiken County National Bank and Midlands National Bank, both of which closed during the second quarter of 1995. Excluding the non-recurring items described above, noninterest expenses increased $4.1 million, or 12%, to $37.4 million in the first nine months of 1996 from $33.3 million in the first nine months of 1995. The increased expenditures primarily reflected the costs of additional personnel hired to support the Company's current and anticipated growth, professional fees and the write-off of a property held as other real estate owned.

         Salaries, wages and employee benefits totaled $18.6 million in the first nine months of 1996. Salaries and wages and employee benefits, excluding $587,000 in non-recurring compensation expense, increased $1.8 million, or 11%, to $18.1 million in the first nine months of 1996 from $16.3 million in the first nine months of 1995. Full-time equivalent employees rose to 594 as of September 30, 1996 from 565 as of September 30, 1995. The staffing cost increases were principally attributable to the opening of the Charleston main office, the opening of three grocery store branches, the acquisition of Blue Ridge and the additional personnel hired to support the internal growth in loans and deposits.

         Occupancy and furniture and equipment expenses increased $461,000, or 8%, to $5.9 million for the nine months ended September 30, 1996 from $5.5 million for the nine months ended September 30, 1995. This increase resulted principally from the addition of five new banking offices. Five new offices, including a main office in Charleston, have been added since the third quarter of 1995. Six new automated teller machines have been added since the beginning of 1996, with plans to add an additional machine at the new Hilton Head office in the fourth quarter of 1996.

         Sundry noninterest expenses increased $1.4 million to $13.4 million in the first nine months of 1996 from $12.0 million in the first nine months of 1995. The overall increase in sundry noninterest expenses was principally attributable to increases in professional fees (including legal fees related to certain pending litigation), the $586,000 write-off of a property held as other real estate owned and costs associated with higher lending and deposit activities. These increases were partially offset by a reduction in the Federal Deposit Insurance Corporation ("FDIC") assessment discussed below. The largest items of sundry noninterest expense were stationery, supplies, printing, telephone, postage and advertising.

         FDIC insurance premiums, excluding a one-time special SAIF assessment explained below, were $469,000 for the first nine months of 1996, approximately $900,000 lower than the first nine months of 1995. At its August 1995 meeting, the FDIC approved a reduction in the insurance assessments for Bank Insurance

Fund ("BIF") deposits. This reduction decreased Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. This decrease was retroactive to June 1, 1995. Effective January 1, 1996, the insurance assessment for Carolina First Bank's BIF deposits was set at zero (although banks pay a $2,000 annual fee). The FDIC insurance assessment reduction applied only to BIF- insured deposits and did not include deposits insured by the SAIF. In connection with the merger of Carolina First Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, approximately 22% of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. Through September 30, 1996, Carolina First Bank's SAIF-insured deposits have been assessed at 0.23% of the average assessment base, excluding the special assessment discussed below.

         On September 30, 1996, the President signed into law legislation requiring a special assessment to recapitalize the SAIF. This assessment was applied at a rate of 0.657% of SAIF-insured deposits as of March 31, 1995. Banks that have acquired "Oakar" deposits before March 31, 1995 were allowed a 20% reduction to the assessment base. The result for Carolina First Bank was a charge of $1,184,000 pre-tax ($746,000 after-tax) based on approximately $223 million of SAIF deposits. The legislation also changed future annual assessment rates for both BIF-insured deposits and SAIF-insured deposits. For 1997 through 1999, the annual assessment rates will be 0.0129% for BIF-insured deposits and 0.0644% for SAIF-insured deposits.


Comparison for the Quarters ended September 30, 1996 and September 30, 1995

         For the third quarter of 1996, net income totaled $2.3 million, or $0.25 per fully diluted share, compared with $2.5 million, or $0.27 per fully diluted shares, in the third quarter of 1995. Third quarter 1996's net income included an after-tax charge of $746,000, or $0.08 per fully diluted share, to cover a special SAIF assessment. (See "EARNINGS REVIEW- Noninterest Expenses.") Excluding the special SAIF assessment, earnings for the third quarter of 1996 increased 25% to $3.1 million from $2.5 million for the third quarter of 1995. Fully diluted earnings per share for the third quarter of 1996, excluding the special SAIF assessment, increased 22% to $0.33, compared with $0.27 for the third quarter of 1995. Return on average assets and return on average equity for the three months ended September 30, 1996, excluding the one-time SAIF charge, increased to 0.82% and 12.31%, respectively, from 0.76% and 10.90%, respectively, for the same period in 1995. Including the SAIF assessment, return on average assets for the third quarter of 1996 was 0.62%, and return on average equity for the third quarter of 1996 was 9.33%.

         Net interest income increased $2.1 million to $14.7 million for the three months ended September 30, 1996 from $12.6 million for the comparable period in 1995. This increase was primarily attributable to a higher level of earning assets. Earning assets averaged $1.354 billion and $1.164 billion in the third quarters of 1996 and 1995, respectively. While the average earning asset balance increased, the yield on earning assets declined with only a slight corresponding drop in the rate on interest-bearing liabilities. The yield on earning assets was affected by a drop in the prime interest rate in February 1996 while deposit rates remained high as a result of a competitive market.

         Noninterest income, excluding the gain on sale of credit cards and gain on sale of securities, increased 13% to $4.3 million in the third quarter of 1996 from $3.8 million in the third quarter of 1995. This growth resulted from increases in service charges on deposit accounts, fees for trust services, and mortgage banking income.

         Noninterest expenses increased $3.0 million, or 25%, to $14.8 million for the three months ended September 30, 1996 from $11.8 million for the three months ended September 30, 1995. This increase is partially attributable to the one-time, special SAIF assessment of $1,184,000 (pre-tax) recorded during the third quarter of 1996, along with higher salaries, wages and benefits expense. Sundry noninterest expenses also increased 29% from the third quarter 1995 to the third quarter 1996, primarily due to the write-off of a property held as other real estate owned and legal fees related to pending litigation.


BALANCE SHEET REVIEW

Loans

         The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial portion of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At September 30, 1996, the Company had total loans outstanding of $1.053 billion which equaled approximately 85% of the Company's total deposits and approximately 70% of the Company's total assets. The composition of the Company's loan portfolio at September 30, 1996 follows: commercial and commercial mortgage 51%, residential mortgage 24%, consumer 13%, lease receivables 5%, credit cards 4% and construction 3%. The composition changed during the quarter with credit cards declining to 4% of the portfolio from 8% as of June 30, 1996. The decline in the credit card percentage was the result of the August 1996 sale of $55 million in credit card loans.

         The Company's loans increased $23.4 million, or 2%, to $1.053 billion at September 30, 1996 from $1.030 billion at September 30, 1995. This increase was net of loan sales of approximately $342 and loan purchases of approximately $30 million completed over the last year. Adjusting for the loan sales and purchases, internal loan growth was approximately $335 million, or 32%, during the past year. Loans decreased 1% from $1.063 billion at December 31, 1995. This decrease was principally the result of the 1996 sales of $97 million in commercial real estate loans, $119 million of mortgage loans and $55 million of credit cards.

         In June 1996, the Company purchased approximately $30.3 million, net of related unearned income, in lease receivables from a related third party. The purchase also resulted in an increase to unearned income of approximately $5 million. The leases are primarily for general office equipment. The portfolio is diversified by type of business, geographic location of leases and broker. The Company purchased the leases to earn an attractive yield (after adjusting for credit risk) and to diversify its existing portfolio.

         In August 1996, Carolina First Bank sold approximately $55 million in credit card loans to an unrelated commercial bank. As a result of this transaction, Carolina First Bank recorded a gain on the sale of credit cards of $4.3 million. The remaining available-for-sale credit card portfolio was written down to the lower of cost or market.

         The Company had loans to 72 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $219 million, or 21%, of the Company's loan portfolio in 1996. The Company had loans to 7 borrowers having principal amounts in excess of $5 million, which loans accounted for $45 million, or 4%, of the Company's loan portfolio in 1996. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

         For the first nine months of 1996, the Company's loans averaged $1.085 billion with a yield of 9.48%, compared with $938.7 million and a yield of 9.53% for the same period of 1995. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates. The decrease in the loan yield reflects the lowering of the prime interest rate in February 1996.

         Securitization and packaging and selling loans are part of the Company's funding strategy. The Company engages in these transactions because they fund loan growth by moving loans off-balance sheet while allowing the Company to retain the related income stream and servicing relationships. In March 1996, the Company completed the Commercial Loan Securitization and received cash proceeds of approximately $96 million. Since the securitization of certain of the Company's credit cards in January 1995, the Company has received cash proceeds totaling approximately $80 million in connection with the sale of certain credit card receivables into the trust created in connection with the securitization.


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

         The allowance for loan losses totaled $10.5 million, or 1.00% of loans less unearned income, at the end of September 1996, compared with $8.8 million, or 0.86% of loans less unearned income, at the end of September 1995. At December 31, 1995, the allowance for loan losses was $8.7 million, or 0.82% of loans less unearned income. Net charge-offs for the first nine months of 1996 totaled $6.8 million, or 0.85% of average loans. Excluding $1.3 million in charge-offs related to fraudulent acquired loans associated with certain pending litigation, net charge-offs as a percentage of average loans during the first nine months of 1996 were 0.69%, compared with 0.45% for the first nine months of 1995. Credit card charge-offs account for a significant portion of the charge-offs. Excluding credit card charge-offs and fraudulent acquired loans, net charge-offs as a percentage of average loans were 0.26% and 0.18% for the first nine months of 1996 and 1995, respectively. Credit card charge-offs remained constant from second to third quarter of 1996 at $1.2 million each quarter. Non-performing assets as a percentage of loans remained low at 0.37% as of September 30, 1996. The allowance for loan losses as a percentage of non-performing loans was 648% and 430% as of September 30, 1996 and 1995, respectively. Table 1 presents changes in the allowance for loan losses.

TABLE 1
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
                                                                  At and for
                                       At and for the nine months the year ended
                                          ended September 30,     December 31,
                                          1996            1995    1995
--------------------------------------------------------------------------------

Balance at beginning of period          $    8,661  $    6,002    $  6,002
Blue Ridge merger                                0           0         128
Valuation allowance for loans purchased        592         633         633
Provision for loan losses                    8,171       5,390       6,846
Charge-offs
    Credit cards                             3,024       1,897       2,536
    Bank loans, leases & Blue Ridge          3,290       1,563       2,723
    Fraudulent acquired loans                1,303           0           0
Recoveries                                     734         280         311
--------------------------------------------------------------------------------

    Net charge-offs                          6,883       3,180        4,948
--------------------------------------------------------------------------------

Allowance at end of period              $   10,541   $  8,8451    $   8,661
--------------------------------------------------------------------------------



         At September 30, 1996, the recorded investment in loans that were considered to be impaired was $1,626,000. The related allowance for these impaired loans was $913,000. The average recorded investment and foregone interest on impaired loans during the nine months ended September 30, 1996 was approximately $1,706,000 and $367,000, respectively. For the nine months ended September 30, 1996, the Company recognized interest income on impaired loans of $35,000.


Securities

         At September 30, 1996, the Company's total investment portfolio had a book value of $257.1 million and a market value of $256.3 million for an unrealized net loss of $760,000. The investment portfolio has a weighted average maturity of approximately 1.8 years. Securities (i.e., investment securities, securities available for sale and trading securities) averaged $212.3 million in the first nine months of 1996, 43% above the first nine months of 1995 average of $148.0 million. The securities balance increased due to the investment of a portion of the funds from the Commercial Loan Securitization in the securities portfolio to increase liquidity. The average portfolio yield increased to 5.96% for the first nine months of 1996 from 5.79% for the first nine months of 1995. The portfolio yield increased due to maturities of lower yielding government securities which were reinvested at higher rates. At September 30, 1996, securities totaled $256.1 million, up $60.1 million from the $196.0 million invested as of the third quarter 1995 and up $77.7 million from the December 31, 1995 balance of $178.4 million.

         In December 1995, the Company reclassed approximately $75 million of its held for investment portfolio to its available for sale portfolio in accordance with the Financial Accounting Standard Board's Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." This report allowed a one-time reclassification of investment securities without tainting the investment portfolio.

         At September 30, 1996, the Company owned 128,366 shares of common stock of Affinity and the Affinity Warrant to purchase an additional 5,871,340 shares of Affinity's common stock at a purchase price of $0.0001 per share. As of September 30, 1996, the investment in Affinity's common stock, included in securities available for sale, was recorded at its book value of $12. The Affinity Warrant was not included in securities at September 30, 1996. See "OVERVIEW - Investment in Affinity Technology Group."


Other Assets

         At September 30, 1996, other assets included other real estate owned of $2.2 million, intangible assets (excluding mortgage servicing rights) of $17.0 million and mortgage servicing rights of $15.1 million. At September 30, 1995, other assets included other real estate owned of $2.3 million, intangible assets (excluding mortgage servicing rights) of $18.5 million and mortgage servicing rights of $14.2 million. The intangible assets balance as of September 30, 1996 was attributable to goodwill of $7.7 million, core deposit balance premiums of $9.1 million, excess and purchased mortgage servicing rights of $15.1 million and purchased credit card premiums of $225,000.


Interest-bearing Liabilities

         During the first nine months of 1996, interest-bearing liabilities averaged $1.208 billion, compared with $1.013 billion for the comparable period of 1995. This increase resulted principally from account promotions and entrance into new markets. The average interest rates were 4.95% and 4.80% for the first nine months of 1996 and 1995, respectively. At September 30, 1996, interest-bearing deposits comprised approximately 87% of total deposits and 77% of interest-bearing liabilities. Starting in 1994, the Company modified its funding strategy to rely more on advances from the Federal Home Loan Bank (the "FHLB") because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower that the marginal cost of raising deposits. During 1996, however, the Company decreased FHLB advances to $40.0 million at September 30, 1996 from $84.4 million at September 30, 1995 and $90 million at December 31, 1995. While FHLB advances remain a source of funding, Carolina First Bank has increased its emphasis on retail banking and raised deposits through market promotions and sales efforts, thereby decreasing FHLB advances. The Company believes that potential benefits of cross- selling these customers other products and services would offset any increase in the cost of funds. For the first nine months of 1996, average borrowed funds, which include FHLB advances, securities sold to repurchase agreements and other short-term borrowings, totaled $172.0 million compared with $118.4 million for the first nine months of 1995.

         Carolina First Bank's primary source of funds for loans and investments is its deposits which are gathered through Carolina First Bank's branch network. Deposits grew 16% to $1.233 billion at September 30, 1996 from $1.063 billion at September 30, 1995. At December 31, 1995, deposits totaled $1.095 billion. Internal growth, particularly from account promotions and new markets, generated the new deposits. During the first nine months of 1996, total interest-bearing deposits averaged $1.009 billion with a rate of 4.73%, compared with $881.3 million with a rate of 4.56% for the same period in 1995. During the first nine months of 1996, deposit pricing was very competitive in Carolina First Bank's market areas, resulting in upward pressure on deposit interest rates. In particular, the interest rates paid on certificates of deposits rose significantly as a result of customers' rate sensitivity from deposit promotions. Carolina First Bank has also been running a checking account promotion to attract new deposit relationships. The Company does not believe that it has any brokered deposits.

         Average noninterest-bearing deposits, which increased 16% during the year, increased to 13.1% of average total deposits in the first nine months of 1996 from 12.4% in the first nine months of 1995. This increase was attributable to new accounts from commercial loan customers and escrow balances related to mortgage servicing operations.

         The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 86% for the first nine months of 1996. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.


Capital Resources and Dividends

         Total shareholders' equity amounted to $101.4 million, or 6.75% of total assets, at September 30, 1996 compared with $92.3 million, or 6.66% of total assets, at September 30, 1995. At December 31, 1995, shareholders' equity totaled $95.0 million, or 6.71% of total assets. The $6.4 million increase in total shareholders' equity since December 31, 1995 resulted principally from retention of earnings less cash dividends paid.

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

         Book value per share at September 30, 1996 and 1995 was $10.76 and $8.33, respectively. Tangible book value per share at September 30, 1996 and 1995 was $8.96 and $5.82, respectively. At December 31, 1995, book value and tangible book value were $9.14 and $6.36, respectively. A significant portion of the increase in book value and tangible book value since December 31, 1995 was attributable to the conversions of the Series 1993 Preferred Stock and the Series 1994 Preferred Stock into Common Stock. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the purchase of CF Mortgage.

         At September 30, 1996, the Company and Carolina First Bank were in compliance with each of the applicable regulatory capital requirements and met or exceeded the "well capitalized" regulatory standards. Table 2 sets forth various capital ratios for the Company and Carolina First Bank.

TABLE 2
CAPITAL RATIOS

-------------------------------------------------------------------------------

                                As of   Well Capitalized  Adequately Capitalized
                              9/30/96       Requirement     Requirement
-------------------------------------------------------------------------------


Company:
   Total Risk-based Capital     10.92%         10.0%           8.0%
   Tier 1 Risk-based Capital     7.70           6.0            4.0
   Leverage Ratio                5.77           5.0            4.0

Carolina First Bank:
   Total Risk-based Capital     10.63          10.0            8.0
   Tier 1 Risk-based Capital     9.67           6.0            4.0
   Leverage Ratio                7.22           5.0            4.0

----------------------------------------------------------------------------



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


LIQUIDITY AND INTEREST RATE SENSITIVITY

         Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities. Liquidity management involves meeting the cash flow requirements of the Company. These cash flow requirements primarily involve withdrawals of deposits, extensions of credit, payment of operating expenses and repayment of purchased funds. The Company's principal sources of funds for liquidity purposes are customer deposits, principal and interest payments on loans, maturities and sales of debt securities, temporary investments and earnings. Temporary investments averaged 0.93% and 0.78% of earning assets in the first nine months of 1996 and 1995, respectively. Management believes that the Company maintains an adequate level of liquidity by retaining liquid assets and other assets that can easily be converted into cash, and by maintaining access to alternate sources of funds, including federal funds purchased from correspondent banks and borrowing from the FHLB. In March 1996, the Company completed the Commercial Loan Securitization and received cash proceeds of approximately $96 million which improved liquidity. The Company has signed contracts to purchase mortgage servicing rights for approximately $50 million in mortgage loans for a purchase price of approximately $1 million. These purchases of mortgage servicing rights are expected to close during the fourth quarter of 1996. The Company is also considering sale/leaseback transactions on certain properties which could provide liquidity. The sale/leaseback transactions are merely under consideration and may or may not occur.

         The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. FDIC examiners suggest that a commercial bank maintain a liquidity ratio of between 20% and 25%. At September 30, 1996, Carolina First Bank's liquidity ratio was approximately 17%. At September 30, 1996, Carolina First Bank had unused short-term lines of credit totaling approximately $48 million (which are withdrawable at the lender's option). In addition, Carolina First Bank has access to borrowing from the FHLB. At September 30, 1996, unused borrowing capacity from the FHLB totaled approximately $95 million. Management believes that these sources are adequate to meet its liquidity needs.

         In 1994, the Company modified its funding strategy to rely more on advances from the FHLB because management determined that, due to increased competition for deposits, the marginal cost of borrowing from the FHLB is lower than the marginal cost of raising deposits. At September 30, 1996, FHLB advances totaled $40 million, compared with $84.4 million at September 30, 1995 and $90.0 million at December 31, 1995. See "BALANCE SHEET REVIEW - Interest-bearing Liabilities."

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

         As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs totaled $6.9 million for the first nine months of 1996. Excluding fraudulent acquired loans associated with certain pending litigation, net loan charge-offs totaled $5.6 million in the first nine months of 1996 and $3.2 million in the first nine months of

1995, or 0.69% and 0.45%, respectively, as a percentage of average loans. Nonperforming assets as a percentage of loans and other real estate owned were 0.37% and 0.42% as of September 30, 1996 and 1995, respectively.


TABLE 3
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)

                                          September 30,      December 31,
                                         1996       1995         1995
------------------------------------------------------------------------------


Nonaccrual loans                      $  1,626     $    970   $  1,275
Restructured loans                          --        1,085      1,085
------------------------------------------------------------------------------
     Total nonperforming loans           1,626        2,055      2,360
Other real estate                        2,227        2,291      2,508
------------------------------------------------------------------------------

     Total nonperforming assets       $  3,853     $  4,346   $  4,868
------------------------------------------------------------------------------


Nonperforming assets as a % of loans
     and foreclosed property              0.37%       0.42%       0.46%

Accruing loans past due 90 days        $ 2,528     $ 3,144     $ 2,748

------------------------------------------------------------------------------



INDUSTRY DEVELOPMENTS

     Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations.


FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation.

                                     PART II




ITEM 1            LEGAL PROCEEDINGS

         The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Such items are not expected to have any adverse effect on the business or financial position of the Company or any of its subsidiaries.

         On September 26, 1995, David W. Bowers and E. Monte Bowers filed a lawsuit against the Company and Carolina First Bank in the Court of Common Pleas in Newberry County, South Carolina. The complaint alleges breach of contract, breach of contract accompanied by a fraudulent act and fraud in the inducement. The allegations arise from Carolina First Bank's alleged breach of written employment agreements with David Bowers and Monte Bowers. The Bowers demand judgment against Carolina First Bank in the amount of $912,000 plus punitive damages, attorneys' fees and costs. It is the Company's position that it has not breached the relevant employment contracts and it is vigorously defending this lawsuit. The Company has Filed a related action in federal court in Greenwood, South Carolina which alleges, among other things, securities law violations. This case is now in discovery. Both parties are taking depositions and otherwise seeking information in accordance with court rules. However, the Company is not in a position at this time to assess the likelihood the Bowers will prevail on their claim, the amount of liability, if any, or the probability of the Company's success on its claims brought against the Bowers.

         On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company,
         Mack I. Whittle, Jr., William S. Hummers III, Steve Powell and
         Edward J. Sebastian. The named plaintiffs are Carolina First Corporation, pursuant to Section 33-7-400 of the SC Code of Laws, by and through its shareholders Emory Lester, Beatrice Hutchinson, John Wesley Purdie, Jr., John Doe and Jane Doe. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; fraud and constructive fraud (against Defendants Whittle and Hummers); breach of fiduciary duty and constructive fiduciary fraud; and negligent management. The factual basis upon which these claims are made generally involves the payment to Messrs. Whittle, Hummers and Powell of the bonus in connection with the Affinity transaction (which bonus is described above), statements to former Midlands shareholders in connection with the acquisition of Midlands, alleged misstatements in the Company's public filings, transactions between the Company and entities affiliated with Mr. Sebastian, alleged mismanagement by Messrs. Whittle, Hummers and Sebastian involving financial matters and employee matters. The complaint seeks damages for the benefit of the Company (except as noted below) as follows: for the first cause of action, an amount that the Defendants have realized from the sale of Affinity stock, director's fees from Mr. Sebastian, certain undetermined amounts arising from conflicts of interest and excessive compensation (summarized as $16 million, together with $16 million in punitive damages and the cost of this action). With respect to the second cause of action (for the benefit of certain former Midlands shareholders only): damages as much as $1.8 million actual damages and $1.8 million in punitive damages. With respect to the third cause of action: damages as much as $4.5 million actual damages and $4.5 million punitive damages. With respect to the fourth cause of action: damages as much as $5.5 million actual damages and $5.5 million in punitive damages.

         The Company believes that this lawsuit is without merit and expects to defend it vigorously. The deadline for the Company responding to the complaint has not passed. The Company believes that it and the other defendants will prevail in this lawsuit.


ITEM 2            CHANGE IN SECURITIES

         None.



ITEM 3            DEFAULTS UPON SENIOR SECURITIES

         None.

                                     PART II
                                   (Continued)




ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.


ITEM 5            OTHER INFORMATION

         None.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

10.1 Agreement dated as of July 15, 1996 (regarding the Atlanta Internet Banking Operation), by and among Carolina First Bank, Internet Organizing Group, Inc., the Organizers (as set forth on the Signature Page of the Agreement), and the Kelton Group of Investors.

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


                                                 Carolina First Corporation



                                                 /S/ William S. Hummers, III
                                                 ---------------------------
                                                 William S. Hummers, III
                                                 Executive Vice President
                                                 (Principal Financial and
                                                  Accounting Officer)