Form 10-K
period 1996-12-31
CAROLINA FIRST CORP
filed 1997-03-31
CIK 797871

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM   to

Commission file number 0-15083
                           CAROLINA FIRST CORPORATION
             (Exact name of registrant as specified in its charter)
                                 South Carolina
         (State or other jurisdiction of incorporation or organization)

                                   57-0824914
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), computed by reference to the closing price of such stock, as of March 14, 1997 was $178,225,000.

The number of shares outstanding of the Registrant's common stock, $1.00 par value was 11,355,445 at March 14, 1997.
                       DOCUMENTS INCORPORATED BY REFERENCE
Incorporated Document                                    Location in Form 10-K
---------------------                                   ---------------------
Portions of 1996 Annual Report to Shareholders                Part II; IV
Portions of Proxy Statement dated March 21, 1997               Part III

                                     PART I


ITEM 1 - BUSINESS


THE COMPANY

         Carolina First Corporation (the "Company"), organized in 1986, is a bank holding company headquartered in Greenville, South Carolina. At December 31, 1996, it operated through three subsidiaries: Carolina First Bank, a state-chartered bank headquartered in Greenville, South Carolina; Carolina First Mortgage Company, a South Carolina corporation headquartered in Columbia, South Carolina ("CF Mortgage"); and Blue Ridge Finance Company, an automobile finance company headquartered in Greenville, South Carolina ("Blue Ridge"). Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. The Company, which commenced banking operations in December 1986, currently conducts business through 55 locations in South Carolina. At December 31, 1996, the Company had approximately $1.574 billion in assets, $1.125 billion in loans, $1.281 billion in deposits and $105.0 million in shareholders' equity.

         The Company was formed principally in response to opportunities resulting from the takeovers of several South Carolina-based banks by large southeastern regional bank holding companies. A significant number of the Company's executive officers and management personnel were previously employed by certain of the larger South Carolina-based banks that were acquired by these southeastern regional institutions. Consequently, these officers and management personnel have significant customer relationships and commercial banking experience that have contributed to the Company's loan and deposit growth. The Company targets individuals and small- to medium-sized businesses in South Carolina that require a full range of quality banking services.

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

         The Company also owns approximately 17% of Affinity Technology Group, Inc.'s outstanding common stock, principally in the form of stock warrants. Affinity develops and markets technologies, including automated lending machines, that enable financial institutions and other businesses to provide consumer financial services electronically.

         In October 1996, the Company announced the Atlanta Internet Bank's introduction of "anytime- anywhere" banking in cyberspace. Atlanta Internet Bank, which is a product of Carolina First Bank, opened its electronic doors on AT&T's WorldNet Service and offers banking products primarily by means of a secured Internet web site. The Company has an agreement with certain persons, which provides for the transfer of the Company's Atlanta Internet Bank operation to a thrift institution owned by Net.B@nk, Inc. ("Net B@nk"), upon compliance with certain conditions. On March 21, 1997, Net B@nk filed a registration statement with the Securities and Exchange Commission for the initial public offering of its common stock. If the initial public offering is consummated as contemplated in the registration statement, the Company would expect to own approximately 20% of Net.B@nk's common shares, or 1.3 million shares. The Company's ownership of the Net.B@nk, Inc. shares is subject to regulatory approval.


CAROLINA FIRST BANK

         Carolina First Bank engages in a general banking business through 52 branches in 35 communities in 16 South Carolina counties. Carolina First Bank's primary focus is on commercial and consumer lending to customers in its market areas, with mortgage lending being of secondary emphasis. It also provides demand transaction accounts and time deposit accounts to businesses and individuals. Since the acquisition of CF Mortgage in 1993, Carolina First Bank's mortgage origination and servicing activities have been performed by CF Mortgage.

         Carolina First Bank provides a full range of commercial and consumer banking services, including short and medium-term loans, mortgage loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing, real estate lending, credit card loans, safe deposit services, savings accounts, interest- and noninterest-bearing checking accounts and installment and other personal loans. Carolina First Bank also provides trust services, investment products and various cash management programs.


CF MORTGAGE

         On September 30, 1993, the Company acquired First Sun Mortgage Corporation (subsequently renamed Carolina First Mortgage Company). CF Mortgage is engaged primarily in originating, underwriting and servicing one-to-four family residential mortgage loans. CF Mortgage also buys or sells mortgage servicing rights to keep its servicing balances at economically desirable levels or to benefit from favorable terms.

          CF Mortgage's mortgage loan origination operation is conducted principally through six offices in South Carolina. Mortgage loan applications are forwarded to CF Mortgage's headquarters in Columbia for processing in accordance with GNMA, FNMA and other applicable guidelines. During 1996, 1,173 mortgage loans totaling $127 million were originated. The Company generally sells all conforming fixed rate mortgage loans into the secondary market.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina

First Bank and subservicing loans, to which the right to service is owned by Carolina First Bank and other non-affiliated financial institutions. This servicing operation is conducted at its headquarters located in Columbia, South Carolina. At December 31, 1996, CF Mortgage was servicing approximately 13,679 loans having an aggregate principal balance of approximately $1.2 billion.


BLUE RIDGE

         On December 29, 1995, the Company completed its acquisition of Blue Ridge, an automobile finance company headquartered in Greenville, South Carolina. Blue Ridge operates from one location and, at December 31, 1996, had approximately $16 million in total assets. Blue Ridge is engaged primarily in indirect automobile lending.


ACQUISITIONS AND DISPOSITIONS

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

6 Branch Locations                                May 1994                      $135 million                     Purchase
Republic National Bank                                                          (Deposits)
South Carolina

Aiken National Bank                               April 1995                    $39 million                      Pooling
Aiken, South Carolina                                                           (Assets)

Midlands National Bank                            June 1995                     $44 million                      Pooling
Prosperity, South Carolina                                                      (Assets)

Blue Ridge Finance Company                        December 1995                 $4 million                       Pooling
Greenville, South Carolina                                                      (Assets)


         On March 14, 1997, the Company announced the signing of an agreement to acquire Lowcountry Savings Bank, Inc. ("Lowcountry"). The Company plans to merge Lowcountry into Carolina First Bank, a wholly-owned subsidiary of the Company. This transaction is valued at approximately $13.3 million, with 60% payable with the Company's Common Stock and 40% payable in cash. Lowcountry has five offices in the greater Charleston area and had approximately $76 million in assets and $62 million in deposits at December 31, 1996. This transaction, which is subject to the receipt of regulatory and shareholder approval, is expected to be completed in the second quarter of 1997. The Company will record the acquisition using the purchase method of accounting.

                  In September 1996, the Company announced the divestiture of five branches located in Barnwell, Blackville, Salley, Springfield and Williston with approximately $50 million in deposits. The branches are being sold to the Bank of Barnwell County (in organization), expected to be a wholly-owned subsidiary of Community Capital Corporation, a South Carolina corporation headquartered in Greenwood, South Carolina. This transaction is scheduled to be completed in the second quarter of 1997 and is subject to regulatory approval among other conditions.


DIVIDENDS

         The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay.

         In each year from 1989 through 1995, the Company issued 5% common stock dividends to common shareholders. At its December 1996 meeting, the Board of Directors of the Company declared a six-for-five stock split effected in the form of a 20% common stock dividend which was issued on January 30, 1997 to shareholders of record as of January 15, 1997. Share and per share data for all periods presented have been retroactively restated to reflect the additional shares outstanding resulting from the stock dividend. The Company has paid all scheduled cash dividends on the Series 1993 Preferred Stock, Series 1993B Preferred Stock, Series 1994 Preferred Stock and 9.00% Subordinated Notes since their respective issuances.

         In November 1993, the Board of Directors initiated a regular quarterly cash dividend of $0.05 per share payable on the Common Stock, the first of which was paid on February 1, 1994. Cash dividends have been paid on a quarterly basis since the initiation of the cash dividend. The Board of Directors increased the quarterly cash dividend to $0.06 beginning in the first quarter of 1995 and to $0.07 beginning in the first quarter of 1996. At the December 1996 meeting, concurrent with the declaration of a six-for-five stock split, the Board of Directors also approved a $0.07 per share cash dividend on the common stock which represents an effective increase of 20%. The Company presently intends to continue to pay this quarterly cash dividend on the Common Stock; however, future dividends will depend upon the Company's financial performance and capital requirements.


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


EMPLOYEES

         At December 31, 1996, the Company employed a total of 609 full-time equivalent employees. The Company believes that its relations with its employees are good.


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

          In August 1995, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. This decrease was retroactive to June 1, 1995. Effective January 1, 1996, the insurance assessment for Carolina First Bank's BIF deposits was set at zero

(although banks pay a $2,000 annual fee). The FDIC insurance assessment reduction applied only to BIF- insured deposits and did not include deposits insured by the SAIF. In connection with the merger of Carolina First Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, approximately 22% of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. Through September 30, 1996, Carolina First Bank's SAIF-insured deposits were assessed at 0.23% of the average assessment base, excluding the special assessment discussed below.

         On September 30, 1996, the President signed into law legislation requiring a special assessment to recapitalize the SAIF. This assessment was applied at a rate of 0.657% of SAIF-insured deposits as of March 31, 1995. Banks that have acquired "Oakar" deposits before March 31, 1995 were allowed a 20% reduction to the assessment base. The result for Carolina First Bank was a charge of $1.2 million pre-tax ($746,000 after-tax) based on approximately $223 million of SAIF deposits. The legislation also changed future annual assessment rates for both BIF-insured deposits and SAIF-insured deposits. For 1997 through 1999, the annual assessment rates will be 0.0129% for BIF-insured deposits and 0.0644% for SAIF-insured deposits.


ACCOUNTING ISSUES

         The Financial Accounting Standards Board ("FASB") has issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. Those standards are based on consistent application of the financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. In December 1996, the FASB issued SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the applications of certain requirements under SFAS 125. The Company does not expect SFAS 125 to have a significant impact on its financial condition or results of operations.


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

CAPITAL ADEQUACY

         The Company. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common stockholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 1996, the Company was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

         Carolina First Bank. As a state-chartered, FDIC-insured institution which is not a member of the Federal Reserve System, Carolina First Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum ratio of 100 to 200 basis points above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. As of December 31, 1996, the Company and Carolina First Bank were both in compliance with each of the applicable regulatory capital requirements.


FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Federal Reserve, the FDIC and the OCC have issued a joint advance notice of proposed rulemaking, and have issued a revised proposal, soliciting comments on a proposed framework for implementing these revisions. Under the proposal, an institution's assets, liabilities, and off-balance sheet positions would be weighted by risk factors that approximate the instrument's price sensitivity to a 100 basis point change in interest rates. Institutions with interest rate risk exposure in excess of a threshold level would be required to hold additional capital proportional to that risk. The notice also asked for comments on how the risk-based capital guidelines of each agency may be revised to take account of concentration and credit risk and the risk of nontraditional activities. Carolina First Corporation cannot assess at this point the impact the proposal would have on the capital requirements of Carolina First Corporation or its subsidiary depository institutions.

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

         Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule where the actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification. This classification is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA (see "--Certain Regulatory Matters--Other Safety and Soundness Regulations"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Effective January 1, 1996, the insurance assessment for Carolina First Bank's BIF deposits was set at zero (although banks pay a $2,000 annual fee). The FDIC insurance assessment reduction applies only to BIF-insured deposits and does not include deposits insured by the Savings Association Insurance Fund ("SAIF").

         In connection with the merger of Carolina First Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, Carolina First Bank has deposits subject to SAIF insurance assessments imposed by the FDIC. On September 30, 1996, the President signed into law legislation requiring a special assessment to recapitalize the SAIF. This assessment was applied at a rate of 0.657% of SAIF-insured deposits as of March 31, 1995. Banks that have acquired "Oakar" deposits before March 31, 1995 were allowed a 20% reduction to the assessment base. The result for Carolina First Bank was a charge of $1.2 million pre-tax ($746,000 after-tax) based on approximately $223 million of SAIF deposits. The legislation also changed future annual assessment rates for both BIF-insured deposits and SAIF-insured deposits. For 1997 through 1999, the annual assessment rates will be 0.0129% for BIF-insured deposits and 0.0644% for SAIF-insured deposits.


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

         FDICIA required each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions (such as Carolina First Bank) and depository institution holding companies (such as Carolina First Corporation), including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). Each of the federal banking agencies has issued a joint notice of proposed rulemaking, which requested comment on the implementation of these standards. The proposed rule sets forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation fees and benefits. The proposed rule also establishes a maximum ratio of classified assets to capital, and requires institutions to meet minimum capital standards as a measure of whether such institutions have minimum earnings sufficient to absorb losses without impairing capital. Finally, the proposed rule would define compensation as excessive if it is unreasonable or disproportionate to the services actually performed. Bank holding companies would not be subject to the standards on compensation. The proposal contemplates that each federal agency would determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. Carolina First Corporation has not yet determined the effect the proposed rule would have on its operations and the operations of its depository institution subsidiary if it is adopted substantially as proposed.


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

         In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act"), which increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Act, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Company and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The Company believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.

         The General Assembly of the State of South Carolina has adopted legislation designed to implement the Riegle-Neal Act.


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

ITEM 1 - STATISTICAL DISCLOSURE




Comparative Average Balances -- Yields and Costs.................................................................17

Rate/Volume Variance Analysis....................................................................................18

Securities Held for Investment Composition.......................................................................19

Securities Available for Sale Composition........................................................................19

Trading Account Composition......................................................................................19

Securities Held for Investment and Securities Available for Sale Maturity Schedule...............................20

Loan Portfolio Composition.......................................................................................21

Loan Maturity and Interest Sensitivity...........................................................................21

Nonperforming Assets.............................................................................................22

Summary of Loan Loss Experience..................................................................................22

Composition of Allowance for Loan Losses.........................................................................23

Types of Deposits................................................................................................24

Certificates of Deposit Greater than $100,000....................................................................24

Return on Equity and Assets......................................................................................25

Short-Term Borrowings............................................................................................26

Interest Rate Sensitivity........................................................................................27

Noninterest Income...............................................................................................28

Noninterest Expense..............................................................................................28


                COMPARATIVE AVERAGE BALANCES -- YIELDS AND COSTS
                             (DOLLARS IN THOUSANDS)

                                                          YEARS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                           1996                              1995                      1994
                                             --------------------------------  --------------------------- ------------------------
                                             AVERAGE/     INCOME/    YIELD/    AVERAGE/    INCOME/  YIELD/  AVERAGE/ INCOME/ YIELD/
                                              BALANCE     EXPENSE    RATE       BALANCE    EXPENSE  RATE    BALANCE  EXPENSE RATE
ASSETS
 Earning assets
  Loans (net of unearned income)(1) .......$ 1,085,680 $ 103,040     9.49% $ 965,632 $   92,731     9.60%   781,503  68,474    8.76%
  Investment securities (taxable) .........    187,485    10,959     5.85    134,894      7,500     5.56    125,053   5,623    4.50
  Investment securities (nontaxable) ......     26,897     1,889(2)  7.02     22,930      1,674 (2) 7.30     17,609   1,567(2) 8.90
  Federal funds sold and resale
     agreements ...........................     10,112       676     6.69      5,870        360     6.13     15,810     603    3.81
  Interest bearing deposits with other
     banks ...............................      10,484       633     6.04        919         71     7.73      1,180      49    4.17
                                             ----------  --------          ----------  ---------         ----------- -------
      Total earning assets ...............   1,320,658   117,197     8.87% 1,130,245    102,336     9.05%   941,155  76,316    8.11%
                                                                                                         ----------- -------
                                             ----------  --------          ----------  ---------
  Non-earning assets                           160,036                       139,512                        115,799
      Total assets ....................... $ 1,480,694                   $ 1,269,757                      1,056,954

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking .....................$   157,596 $   3,897     2.47% $ 114,897 $    2,332     2.03%   101,558   2,193    2.16%
    Savings ...............................     62,529     1,772     2.83     75,407      2,235     2.96     87,919   2,619    2.98
    Money market ..........................    192,026     8,071     4.20    158,742      6,473     4.08    157,460   4,856    3.08
    Certificates of deposit ...............    563,773    31,923     5.66    497,358     27,544     5.54    433,123  18,945    4.37
    Other .................................     50,566     2,986     5.91     45,850      2,595     5.66     44,347   2,137    4.82
                                             ----------  --------          ----------  ---------         ----------- -------
      Total interest-bearing deposits .....  1,026,490    48,649     4.74%   892,254     41,179     4.62    824,407  30,750    3.73%
   Short-term borrowings ..................    158,294     8,657     5.47    136,799      8,196     6.00     41,362   1,638    3.96
   Long-term borrowings ...................     26,356     2,495     9.47     16,875      1,603     9.50      1,309     121    9.25
                                             ----------  --------          ----------  ---------         ----------- -------
    Total interest-bearing liabilities ....  1,211,140    59,801     4.94%  1,045,928     50,978    4.87%   867,078  32,509    3.75%
                                             ----------- --------  ------  ----------  ---------        ----------  ------
   Non-interest bearing liabilities
    Non-interest bearing deposits .........    154,261                       130,775                        101,209
    Other non-interest liabilities ........     16,107                         2,812                          1,290
                                             ----------                    ----------                    -----------
    Total liabilities .....................  1,381,508                     1,179,515                        969,577
                                                                                                         -----------
                                             ----------                    ----------
Shareholders' equity                            99,186                        90,242                         87,377
  Total liabilities and shareholders'
     equity ...............................  $1,480,694                   $1,269,757                     $1,056,954
 Net interest margin ......................            $  57,396     4.35%            $   51,358    4.54%             43,807  4,65%

                                                         ========                      =========                     =======  =====




---------------

(1)Includes nonaccruing loans.
(2)Fully tax-equivalent basis at a 35% tax rate.
Note:  Average balances are derived from daily balances.

                          RATE/VOLUME VARIANCE ANALYSIS
                             (DOLLARS IN THOUSANDS)


                                                     1996 COMPARED TO 1995                    1995 COMPARED TO 1994
                                             ------------------------------------  --------------------------------------
                                               TOTAL     CHANGE IN     CHANGE IN      TOTAL      CHANGE IN     CHANGE IN
                                               CHANGE     VOLUME         RATE        CHANGE       VOLUME         RATE
EARNING ASSETS
   Loans, net of unearned income........      $10,309    $11,393       $(1,084)   $ 24,257     $  17,682      $  6,575
   Securities, taxable..................        3,459.     3,074           385       1,877           547         1,330
   Securities, nontaxable...............          215        278           (63)        107           388          (281)
   Federal funds sold...................          316        284            32        (243)         (609)          366
   Interest-bearing deposits with
      other banks.......................          562        578           (16)         22           (11)           33
                                                -----    ----------  ------------  ----------  ------------  ------------
             Total interest income......       14,861     15,607          (746)     26,020        17,997         8,023
                                                -----    ----------  ------------  ----------  ------------  ------------

INTEREST-BEARING LIABILITIES
   Interest-bearing deposits
      Interest checking.................        1,565      1,056           509         139           271          (132)
      Savings...........................         (463)      (365)          (98)       (384)         (370)          (14)
      Money market......................        1,598      1,399           199       1,617            52         1,565
      Certificates of deposit...........        4,379      3,761           618       8,599         3,557         5,042
      Other.............................          391        278           113         458            85           373
                                             -----------  ------------  ------------  ----------  ------------  ------------
          Total interest-bearing
            deposits....................        7,470      6,129         1,341      10,429         3,595         6,834
Short-term borrowings...................          460      1,175          (715)      6,558         5,718           840
Long-term borrowings....................          893        898            (5)      1,482         1,479             3
                                             -----------  -----------  ------------  ----------  ------------  ------------

             Total interest expense.....        8,823      8,202           621      18,469        10,792         7,677
                                             -----------  ------------  ----------  ----------  ------------  ------------

                Net interest income.....       $6,038    $ 7,405       $(1,367)    $ 7,551     $   7,205      $    346
                                             ===========  ============  ==========  ==========  ============  ============


Note: Changes which are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.
                                       18

                 SECURITIES HELD FOR INVESTMENT COMPOSITION
                           (DOLLARS IN THOUSANDS)

                                                DECEMBER 31, (AT AMORTIZED COST)
                                                 ------------------------------
                                                       1996      1995     1994
                                                       ----      ----     ----
U.S. Treasury securities.........................    $    0    $  0      6,189
Obligations of U.S. Government agencies and
  corporations...................................         0       0     42,936
Obligations of states and political subdivisions.    29,113  25,937     21,086
Other securities.................................       352     352         53
                                                    -------- --------- --------
                                                  $  29,465  26,289     70,264
                                                    ======== ========= ========


                  SECURITIES AVAILABLE FOR SALE COMPOSITION
                           (DOLLARS IN THOUSANDS)


                                                    DECEMBER 31, (AT FAIR VALUE)
                                                     ---------------------------
                                                      1996      1995     1994
                                                      ----      ----     ----
U.S. Treasury securities.........................  $167,430   $97,140 $ 26,534
Obligations of U.S. Government agencies
  and corporations...............................    39,234    36,706   26,879
Other securities.................................     7,225    12,426    7,135
                                                   -------- --------- --------
                                                 $ 213,889    146,272   60,548



                         TRADING ACCOUNT COMPOSITION
                           (DOLLARS IN THOUSANDS)

                                                 DECEMBER 31, (AT FAIR VALUE)
                                                   ---------------------------
                                                    1996      1995     1994
                                                    ----      ----     ----
U.S. Treasury and Government agencies.........   $  1,990   $ 4,954      178
State and political subdivisions..............         15       851      977
                                                   -------- --------- ---------
                                                 $   2,005    5,805    1,155
                                                   ========  ======== =========

                       SECURITIES HELD FOR INVESTMENT AND
                 SECURITIES AVAILABLE FOR SALE MATURITY SCHEDULE
                             (DOLLARS IN THOUSANDS)


                                                  HELD FOR INVESTMENT -- AMORTIZED COST
                                   ----------------------------------------------------------------

                                                 AFTER ONE     AFTER FIVE
                                                    BUT           BUT
                                      WITHIN       WITHIN       WITHIN       AFTER
                                     ONE YEAR    FIVE YEARS    TEN YEARS   TEN YEARS      TOTAL

U.S Treasury......................  $      0     $     0       $    0      $    0     $       0
U.S. Government agencies
   and corporations...............         0           0            0           0             0
States and political subdivisions.     1,464      16,786        9,734       1,129        29,113
Other securities..................         0           0           52         300           352
                                    -----------  -----------   ----------  ----------   -----------
                                    $  1,464    $ 16,786      $ 9,786     $ 1,429      $ 29,465
                                    ===========  ===========   ==========  ==========   ===========

WEIGHTED AVERAGE YIELD

U.S Treasury......................      0.00 %      0.00 %       0.00 %      0.00 %        0.00%
U.S. Government agencies
   and corporations...............      0.00        0.00         0.00        0.00          0.00
States and political subdivisions.      3.93        4.34         4.92        5.24          4.55
Other securities..................      0.00        0.00         7.33        2.24          3.00
                                    -----------  -----------   ----------  ----------   -----------
                                        3.93 %      4.34 %       4.93 %      4.61 %        4.53%
                                    ===========  ===========   ==========  ==========   ===========



                                                    AVAILABLE FOR SALE -- FAIR VALUE
                                   ------------------------------------------------------------------

                                                 AFTER ONE     AFTER FIVE
                                                    BUT           BUT
                                      WITHIN       WITHIN       WITHIN       AFTER
                                     ONE YEAR    FIVE YEARS    TEN YEARS   TEN YEARS      TOTAL

U.S Treasury.......................$   52,913   $ 114,517      $     0     $     0     $ 167,430
U.S. Government agencies
   and corporations................     1,439      37,795            0           0        39,234
States and political subdivisions..         0           0            0           0             0
Other securities...................         0           0            0       7,225         7,225
                                    -----------  -----------   ----------  ----------   -----------
                                    $   54,352 $  152,312     $      0    $  7,225     $ 213,889
                                    ===========  ===========   ==========  ==========   ===========

WEIGHTED AVERAGE YIELD

U.S Treasury......................      5.02%       6.03%        0.00        0.00%         5.71%
U.S. Government agencies
   and corporations...............      5.96        6.18         0.00        0.00          6.17
States and political subdivisions.      0.00        0.00         0.00        0.00          0.00
Other securities..................      0.00        0.00         0.00        9.11          9.11
                                        ----  -----------   ----------  ----------   -----------
                                        5.04%       6.07%        0.00        9.11 %        5.91%
                                        ====  ===========   ==========  ==========   ===========

                           LOAN PORTFOLIO COMPOSITION
                             (DOLLARS IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                          --------------------------------------------------------------------------
                                                               1996               1995           1994          1993           1992
                                                               ----               ----           ----          ----           ----
Commercial, financial and agricultural................    $      196,206   $     188,255  $    179,876   $   137,340   $    112,241
Real Estate
   Construction.......................................            36,757          31,552        24,039        22,752         18,269
Mortgage
   Residential........................................           245,096         217,899       206,980       157,460        123,636
   Commercial and multifamily (1).....................           378,471         234,153       275,083       157,528         94,084
Consumer..............................................           140,206         149,216       129,106        89,788         73,883
Credit cards..........................................            40,480          86,901        36,954        53,305         30,702
Lease financing receivables...........................            91,321          36,740           208        ------              7
Loans held for sale...................................            10,449         125,000        71,695         7,700          6,801
                                                          ---------------    ------------
                                                                                            -----------    ----------    -----------
      Total gross loans...............................      $ 1,138,986   $   1,069,716  $    923,941   $   625,873   $    459,623
Unearned income.......................................          (14,211)         (7,056)         (873)       (2,227)        (3,973)
                                                          ---------------    ------------   -----------    ----------    -----------
      Total loans net of unearned income.............         1,124,775       1,062,660       923,068       623,646        455,650
Allowance for loan losses............................           (11,290)         (8,661)       (6,002)       (6,679)        (5,276)
                                                          ---------------    ------------   -----------    ----------    -----------
      Total net loans................................    $     1,113,485   $  1,053,999  $    917,066   $   616,967   $    450,374
                                                          ===============    ============   ===========    ==========    ===========

---------------------------------------

(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.




                     LOAN MATURITY AND INTEREST SENSITIVITY
                             (DOLLARS IN THOUSANDS)

                                                                           OVER ONE
                                                                             BUT            OVER
                                                       ONE YEAR           LESS THAN         FIVE
                                                        OR LESS          FIVE YEARS        YEARS       TOTAL
                                                    --------------------------------------------------------------
Commercial, financial, agricultural and
   commercial real estate.........................    $147,099          $  333,643     $   93,935   $ 574,677
Real estate -- construction.......................      31,611               5,146              0      36,757
Total of loans with:
   Predetermined interest rates...................      44,513             104,621         56,335     205,469
   Floating interest rates........................     134,197             234,168         37,600     405,965

                                                                  NONPERFORMING ASSETS
                                                                  (DOLLARS IN THOUSANDS)

                                                                         DECEMBER 31,
                                                 ----------------------------------------------------------
                                                     1996          1995       1994       1993       1992
                                                     ----          ----       ----       ----       ----
Nonaccrual loans..............................   $       960  $   1,275   $   2,051   $  2,487  $   2,474
Restructured loans............................         1,909      1,085         675          0        353
                                                   ----------   -----------  --------   --------   --------
          Total nonperforming loans...........         2,869      2,360       2,726      2,487      2,827
Other real estate owned.......................         3,011      2,508       1,996      2,879      2,804
                                                   ----------   -----------  ========   ========   ========
          Total nonperforming assets..........   $     5,880  $   4,868   $   4,722   $  5,366   $  5,631
                                                     ========   ========     ========   ========   ========

Loans past due 90 days still accruing interest...$     2,371  $   2,748   $   1,285   $  2,060   $  2,127
                                                   ==========   ===========  ========   ========   ========
Total nonperforming assets as a percentage
    of loans and foreclosed property.............        0.52%     0.46%       0.51%      0.86%      1.23%
                                                      ========   ========    ========   =========   =======
Allowance for loan losses as a percentage
   of nonperforming loans........................      393.52%   366.99%      220.18    268.59%     186.63%
                                                     ========   ========     ========   =========   =======



                         SUMMARY OF LOAN LOSS EXPERIENCE
                             (DOLLARS IN THOUSANDS)


                                                                         DECEMBER 31,
                                                   ----------   ---------------------------------------------
                                                     1996          1995        1994      1993        1992
                                                   ----------   -----------  --------   --------   --------
Loan loss reserve at beginning of period........  $   8,661    $    6,002  $  6,679  $   5,276  $   4,520
Blue Ridge merger...............................          0           128         0          0          0
Valuation allowance for loans acquired..........      1,261           633     1,077      1,811        255
Charge-offs:
    Commercial, financial and agricultural......        335         1,201        519        401      1,450
     Real estate - construction.................        115             0         85          0         30
     Real estate - mortgage.....................      1,475            85        263        267        195
     Consumer...................................      3,463         1,437        583        423        235
     Credit cards...............................      4,072         2,536      1,641        488          0
                                                   ----------   -----------  --------   --------   --------
             Total loans charged-off............      9,460         5,259      3,091      1,579      1,910
                                                   ----------   -----------  --------   --------   --------

Recoveries:
     Commercial, financial and agricultural.....         67          180        69          23         48
      Real estate - construction................          0            0         0           0          1
      Real estate - mortgage....................          7           14         9          23         18
      Consumer..................................         95          114        62          19         26
      Credit cards..............................        396            3         0           0          0
                                                   ----------   -----------  --------   --------   --------
              Total loans recovered.............        565          311        140         65          93
                                                   ----------   -----------  --------   --------   --------
Net charge-offs.................................      8,895        4,948      2,951      1,514       1,817
      Provision charged to expense..............     10,263        6,846      1,197      1,106       2,318
                                                   ----------   -----------  --------   --------   --------
Loan loss reserve at end of period.............. $   11,290    $   8,661   $  6,002  $   6,679  $    5,276
                                                   ==========   ===========  ========   ========   ========

Average loans..................................  $ 1,085,680   $ 965,632   $ 781,503 $  548,619 $   432,282
Total loans, net of unearned income (period end).  1,124,775   1,062,660     923,068    623,646     455,650
Net charge-offs as a percentage of average loans.       0.82%       0.51%       0.38%      0.38%       0.42%
Allowance for loan losses as a percentage of loans..    1.00        0.82        0.65       1.07        1.16


Note: In 1996, the Company experienced increased charge-offs related to its credit card activities. This trend has continued into 1997.

                    COMPOSITION OF ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)


ALLOWANCE BREAKDOWN
                                                                     DECEMBER 31,
                                             ---------------------------------------------------------------------------
                                                  1996            1995            1994            1993           1992
                                                  ----            ----            ----            ----           ----
Commercial, financial and
     agricultural........................   $     2,415         $ 2,287      $    1,730     $     1,866    $     1,783
Real Estate
     Construction........................           203             151             130             148            356
     Mortgage:
       Residential.......................           267             233             135             145            288
       Commercial and
          multifamily....................         1,218             946             581             627          1,223
Consumer.................................         1,942           1,535           1,071           1,965            845
Credit cards.............................         3,157           2,643           1,757           1,262            254
Lease financing receivables..............           948               0               0               0              0
Unallocated..............................         1,140             866             598             666            527
                                             ----------------    ------------    --------   -------------   ------------
           Total.........................   $    11,290         $ 8,661       $   6,002     $     6,679    $     5,276
                                             ================    ============    ========   =============   ============



PERCENTAGE OF LOANS IN CATEGORY
                                                                         DECEMBER 31,
                                                 ------------------------------------------------
                                                  1996       1995      1994      1993      1992
                                                  ----       ----      ----      ----      ----
Commercial, financial and
     agricultural..........................      17.44 %    17.60 %   19.47 %   21.94 %    24.44%
Real Estate
     Construction..........................       3.27       2.95      2.60      3.64       3.97
     Mortgage:
       Residential.........................      22.00      20.37     22.64     26.39      28.38
       Commercial and
          multifamily......................      33.65      33.58     29.77     25.16      20.46
Consumer...................................      12.33      13.95     13.97     14.35      16.07
Credit cards...............................       4.31       8.12     11.53      8.52       6.68
Lease financing receivables................       7.00       3.43      0.02      0.00       0.00
                                             ------------- ------------------  ---------  -------
           Total...........................     100.00%    100.00%    100.00 %  100.00 %   100.00%
                                             ============= ==================  =========  =======


                                TYPES OF DEPOSITS
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AS OF DECEMBER 31,
                                  --------------------------------------------------------------
                                     1996         1995         1994         1993         1992
                                     ----         ----         ----         ----         ----
Demand deposit accounts.........$    194,067 $    160,393 $    126,974 $     72,950  $    44,553
NOW accounts....................     184,450      132,063      117,271       85,910       40,779
Savings accounts................      57,977       66,552       94,774       70,897       26,758
Money market accounts...........     177,665      178,662      155,695      156,519      133,904
Time deposits...................     474,553      403,914      371,169      297,499      224,279
Time deposits of $100,000 or
   over.........................     192,338      153,907      135,865      120,774       85,351
                                  -----------  -----------  -----------  -----------   ----------
     Total deposits.............$  1,281,050 $  1,095,491 $  1,001,748 $    804,549  $   555,624
                                  ===========  ===========  ===========  ===========   ==========



                                               PERCENT OF DEPOSITS AS OF DECEMBER 31,
                                  ---------------------------------------------------------------
                                     1996         1995         1994         1993         1992
                                     ----         ----         ----         ----         ----
Demand deposit accounts...........  15.15%       14.64%       12.68%        9.07%        8.02%
NOW accounts......................  14.40        12.06        11.71        10.68         7.34
Savings accounts..................   4.53         6.07         9.46         8.81         4.82
Money market accounts.............  13.87        16.31        15.54        19.45        24.10
Time deposits.....................  37.04        36.87        37.05        36.98        40.36
Time deposits of $100,000 or
   over...........................  15.01        14.05        13.56        15.01        15.36
                                  -----------  -----------  -----------  -----------   ----------
     Total deposits............... 100.00%      100.00%      100.00%      100.00%      100.00%
                                  ===========  ===========  ===========  ===========   ==========






                                      CERTIFICATES OF DEPOSIT GREATER THAN $100,000
                                                          (DOLLARS IN THOUSANDS)


Maturing in three months or less.....................................................$    85,034
Maturing in over three through six months............................................     43,854
Maturing in over six through twelve months...........................................     35,178
Maturing in over twelve months.......................................................     28,272
                                                                                       ----------
          Total......................................................................$   192,338
                                                                                       ==========

                                       24

                                             RETURN ON EQUITY AND ASSETS


                                                          YEARS ENDED DECEMBER 31,
                                     -----------------------------------------------------
                                        1996      1995        1994       1993       1992
                                        ----      ----        ----       ----     ------
Return on average assets............    0.71%       0.74%     (0.16)%    0.69%      0.44%
Return on average equity............   10.56       10.43      (1.99)     8.27       5.22
Return on average common equity.....   10.97       17.07      (3.08)    12.60       6.10
Average equity as a percentage of
   average assets...................    6.70        7.11       8.27      8.37       8.39
Dividend payout ratio...............   27.17       24.51       n/m       0.00      0.00


                              SHORT TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)



                                         MAXIMUM
                                       OUTSTANDING                  AVERAGE                 INTEREST
                                         AT ANY         AVERAGE     INTEREST    ENDING      RATE AT
YEAR ENDED DECEMBER 31,                 MONTH END       BALANCE       RATE      BALANCE     YEAR END
                                        ---------       -------       ----      -------     --------
1996
Federal funds purchased.............  $  56,263        $ 12,968     5.57%    $  15,000         6.88 %
Securities sold under
   repurchase agreements............     38,750          67,676     5.20        72,144         4.99
Advances from the FHLB..............    115,000          64,554     5.52        40,000         6.95
Commercial paper....................     18,558          13,067     6.29        18,016         6.40
Other...............................         29              29     7.81            29         7.72
                                      ------------  ------------   -----     ---------       -------
                                      $ 228,600     $   158,294     5.47%    $ 145,189         5.90 %
                                      ============  ============   =====     ==========      ======



1995
Federal funds purchased.............   $ 40,750     $  12,727       6.95%   $   31,000      6.01%
Securities sold under
   repurchase agreements............     66,967        50,884       5.36        60,532      5.30
Advances from the FHLB..............     90,000        70,526       6.11        90,000      5.75
Commercial paper....................      2,405            37       6.76         2,405      6.76
Other...............................      2,852         2,625       9.00         2,852      9.00
                                      ------------   ---------   ---------  ----------   -------
                                       $202,974     $ 136,799       6.00%    $ 186,789      5.84%
                                      ==============  =========  =========  ==========    =======


1994
Federal funds purchased.............  $  16,000     $   5,474      4.50%     $ 16,000        5.58 %
Securities sold under
   repurchase agreements............     17,986        15,870      3.80        17,986        5.23
Advances from the FHLB..............     72,000        19,933      3.94        72,000        6.03
Other...............................         88            85      9.00            88        9.00
                                      -------------- ---------  ---------     ----------  ----------
                                      $ 106,074     $  41,362      3.96%     $ 106,074       5.84%
                                      ==============  ========  =========     ==========  ==========


                            INTEREST RATE SENSITIVITY
                             (DOLLARS IN THOUSANDS)


                                                                                       OVER ONE
                                                                             TOTAL      YEAR OR
                                            0-3       4-6         7-12      WITHIN       NON-
                                          MONTHS     MONTHS      MONTHS    ONE YEAR    SENSITIVE     TOTAL
ASSETS
Earning assets
   Loans, net of unearned income.......  $618,794   $46,183  $   94,279   $ 759,256   $ 365,519  $1,124,775
   Investment securities, taxable......    52,435        95       3,799      56,329     159,917     216,246
   Investment securities, nontaxable...       682       306         476       1,464      27,649      29,113
   Federal funds sold..................         0         0           0           0           0           0
   Interest bearing balances with
     other banks.......................       250       500         250       1,000      25,037      26,037
                                         ---------- ---------   ---------  ----------  ---------- ----------
               Total earning assets....   672,161    47,084      98,804     818,049     578,122   1,396,171
Non-earning assets, net................         0         0           0           0     178,033     178,033
                                         ---------- --------   ----------  ----------  ----------  ----------
               Total assets............  $672,161   $47,084  $   98,804   $ 818,049   $ 756,155  $1,574,204
                                         ========== =========   =========  ==========  ==========  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Interest-bearing liabilities
      Interest-bearing deposits
          Interest Checking............  $ 184,450 $       0  $        0 $   184,450 $         0 $   184,450
          Savings......................     57,977         0           0      57,977           0      57,977
          Money Market.................    177,665         0           0     177,665           0     177,665
          Certificates of Deposit......    236,939   126,543     131,726     495,208     114,997     610,205
          Other........................     22,011    11,755      12,237      46,003      10,683      56,686
                                         ---------- ---------   ---------  ----------  ----------  ----------
            Total interest-bearing
              deposits.................    679,042   138,298     143,963     961,303     125,680   1,086,983
                                         ---------- ---------   ---------  ----------  ----------  ----------
      Short-term borrowings............    144,544       477         166     145,187           0     145,187
      Long-term borrowings.............          1         1           2           4      27,524      27,528
                                         ---------- ---------   ---------  ----------  ----------  ----------
            Total interest-bearing
              liabilities..............    823,587   138,776     144,131   1,106,494     153,204   1,259,698
   Noninterest bearing liabilities
      Noninterest bearing deposits.....          0         0           0           0     194,067     194,067
      Other noninterest bearing
        liabilities, net...............          0         0           0           0      15,475      15,475

                                         ---------- ---------   ---------  ----------  ----------  ----------
            Total liabilities..........    823,587   138,776     144,131   1,106,494     362,746   1,469,240
                                         ---------- ---------   ---------  ----------  ----------  ----------
Shareholders'equity....................          0         0           0           0     104,964     104,964
                                         ---------- ---------   ---------  ----------  ----------  ----------
            Total liabilities and
              shareholders' equity.....  $ 823,587  $ 138,776  $  144,131 $1,106,494 $   467,710 $ 1,574,204
                                         ========== =========   =========  ==========  ==========  ==========

Interest sensitive gap................   $(151,426)$  (91,692) $ (45,327) $  (288,445)$   288,445 $  ------
Cumulative interest sensitive gap.....   $(151,426)$(243,118)  $(288,445) $  288,445    ------      ------


                               NONINTEREST INCOME
                             (DOLLARS IN THOUSANDS)

                                                         YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------
                                            1996     1995      1994     1993      1992
                                            ----     ----      ----     ----      ----
Service charges on deposits.............    $6,490   $5,524   $4,089   $2,916    $1,791
Loan securitization income..............     2,865    2,775        0        0         0
Mortgage banking income:
   Origination fees.....................     1,358    1,086      954    1,051       778
   Gain on sale of mortgage loans.......        34      699      112      509       496
   Servicing and other..................     1,394      377      572      228         0
Fees for trust services.................     1,286    1,042      919      542       305
Gain on sale of credit cards............     4,293        0        0        0         0
Gain on sale of securities..............       386      769       75      680      633
Gain on sale of mortgage servicing
  rights................................       107    2,943        0.       0         0
Sundry..................................     3,128    2,111    1,505      839       113
                                          --------- -------- --------- --------- --------
          Total noninterest income......  $ 21,341  $17,326   $8,226   $6,765    $4,116
                                          ========= ========  ======== ========= ========




                               NONINTEREST EXPENSE
                             (DOLLARS IN THOUSANDS)


                                                         YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------
                                            1996     1995      1994     1993        1992
                                            ----     ----      ----     ----       ----
Salaries and wages..................... $  20,573 $ 17,524  $  15,023 $ 10,630 $   6,870
Benefits...............................     4,649    4,584      4,375    2,510     1,596
Occupancy..............................     4,336    4,209      3,728    2,301     1,496
Furniture and equipment................     3,621    3,182      2,577    1,933     1,536
Other real estate owned and other
  losses...............................     2,120      364       280       345        78
Intangibles amortization...............     1,889    1,774     2,410       875       462
Savings Association Insurance
   Fund assessment.....................     1,184        0         0         0         0
Stationery, supplies and printing......     1,183    1,037     1,223       875       605
Postage................................     1,105    1,127       861       584       335
Advertising............................       821    1,427       959       434556
Federal deposit insurance premiums.....       469    1,983     2,114     1,605     1,097
Credit card solicitation charges.......       383    1,910         0          0        0
Credit card restructuring charges......         0        0    12,214         0         0
Sundry.................................     9,342    7,761     6,075      5,202    3,529
                                          --------- --------  -------- --------- --------
          Total noninterest expense....   $51,675  $46,882   $51,839    $27,294 $  18,160
                                          ========= ========  ======== ========= ========


ITEM 2 - PROPERTIES


         At December 31, 1996, the Company conducted business through 55 locations in South Carolina. At December 31, 1996, the total net tangible book value of the premises and equipment and leasehold improvements owned by the Company was $32,418,000. The Company believes that its physical facilities are adequate for its current operations.

         The Company's headquarters are located on Main Street in Greenville's downtown commercial area. The headquarters, which were built in 1900, are owned by the Company and have been substantially renovated to suit their present purposes. The Company's headquarters also serve as the Bank's headquarters. The headquarters contain approximately 160,000 square feet, of which approximately 69,000 square feet is currently being utilized by the Company. The balance of the building will be renovated as necessary to accommodate future expansion of the Company. In October 1993, the Bank purchased another office building, with approximately 27,000 square feet, in downtown Greenville, which houses Carolina First Bank's trust department, a CF Mortgage origination office and various administrative functions. Blue Ridge headquarters are located in an office park in Greenville and occupy approximately 3,000 square feet.

         In February 1993, the Company entered into a lease on a 42,000 square foot building in Columbia, South Carolina. This facility houses the Company's operations center, regional administrative offices, investments division and a Columbia main office branch, which opened in September 1993. In September 1993, the Company purchased an office building in Columbia, South Carolina for its mortgage banking operations. CF Mortgage's headquarters are located in this building. In June 1994, the Company completed the construction of a 16,000 square foot main office branch in Myrtle Beach which serves as the regional headquarters for the coastal offices. In September 1995, the Company completed renovations on its Charleston main office situated in the historic district of downtown Charleston. This office occupies approximately 9,000 square feet and serves as home to the branch office as well as to additional administrative offices.

         The Company's subsidiaries operate through 55 locations, which include the buildings described above. The Company or a subsidiary of the Company owns 17 locations and leases 38 locations. During 1996, the Company sold and leased back seven operating locations for an aggregate sales price of approximately $8.3 million. The rental payments due under the leases approximate the market rates. Leases generally have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. The leases generally provide that the lessee pay property taxes, insurance and maintenance costs.

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

         On September 26, 1995, David W. Bowers and E. Monte Bowers filed a lawsuit against the Company and Carolina First Bank in the Court of Common Pleas in Newberry County, South Carolina. In this action, the Bowers allege that Carolina First Bank breached an employment contract between each of the Bowers and Carolina First Bank, breached that contract with fraudulent intent and committed fraud in the inducement regarding the Bowers' decision to enter the employment contract. The complaint seeks actual damages of approximately $912,000 and future pay increases and punitive damages in an amount to be determined by a jury, plus attorneys' fees and interest on the damages. The Company has filed an answer to these claims denying any liability and intends to vigorously defend this action. The Company believes that it will prevail in this litigation.

         On August 26, 1996, the Company filed a lawsuit against E. Monte Bowers and David W. Bowers, as well as a company called Financial Investors Resource Management, LLC, in the United States District Court for the District of South Carolina. In this action, the Company alleges that before, during, and after the time of the merger between Carolina First Bank and Midlands National Bank ("Midlands"), the Bowers, as officers of Midlands and then Carolina First Bank, violated federal and state securities laws and federal banking fraud laws, breached their fiduciary duties, their duties of loyalty and due care, and committed fraud in their jobs at Midlands and Carolina First Bank. The complaint seeks actual damages of approximately $3.5 million and punitive damages in an amount to be determined by a jury, plus attorneys' fees and interest on the damages. The Bowers have filed counterclaims against the Company, alleging that Carolina First Bank violated federal and state securities laws in relation to the merger between Midlands and Carolina First Bank. Specifically, among other things, the Bowers allege that Carolina First Bank improperly accounted for credit card solicitation expenses, costs, and other expenses with a resulting overstatement of income adversely affecting the merger consideration received by them in connection with the merger of Midlands and Carolina First Bank. The Bowers also allege that certain statements in the Proxy Statement sent to the Midlands shareholders were fraudulent. The Company has filed a reply to these counterclaims denying any liability. The Company intends to pursue this lawsuit vigorously and believes that it will prevail. On March 17, 1997, the United States District Court granted summary judgment in favor of the Company on all of the Bowers' counterclaims. The Court's Order concluded that there was "absolutely nothing inaccurate or misleading in the Proxy statement or in any of Carolina First's financial statements. The undisputed evidence shows that these records are true and correct in all material respects. The Court also finds that there is no evidence of any fraud or deception committed by Carolina First."

         On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, Mack I. Whittle, Jr., William S. Hummers III, Steve Powell and Edward J. Sebastian. The complaint was subsequently amended several times, most recently on February 25, 1997. The recent amended complaint names as additional defendants the majority of the directors of the Company and Carolina First Bank. The named plaintiffs in the amended complaints are Carolina First Corporation, pursuant to Section 33-7-400 of the South Carolina Code of Laws, by and through its minority shareholders, Emory Lester, Beatrice Hutchinson and John Wesley Purdie, Jr. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; breach of fiduciary duty and "constructive fiduciary fraud"; civil conspiracy; and mutual mistake. The factual basis upon which these claims are made generally involves the payment to Messrs. Whittle, Hummers and Powell of a bonus in stock held by the Company in

Affinity Technology Inc. ("Affinity") (as reward for their efforts in connection with the Affinity investment), allegedly excessive compensation to the Company's executive officers, transactions between the Company and entities affiliated with Mr. Sebastian, alleged concealment of financial problems, alleged mismanagement by Messrs. Whittle and Hummers involving financial matters and employee matters. The complaint seeks damages for the benefit of the Company as follows: for the first cause of action, an amount that the Defendants have realized from the sale of Affinity stock, director's fees from Mr. Sebastian, certain undetermined amounts arising from conflicts of interest and excessive compensation (summarized as $32 million and the costs of this action). With respect to the second cause of action: damages as much as $9.0 million actual and punitive damages. With respect to the third cause of action: damages as much as $9.0 million actual and punitive damages. With respect to the fourth cause of action: unspecified. With respect to the fourth cause of action: recision of the Affinity bonuses. The Company believes that this lawsuit is without merit and expects to defend it vigorously. A motion to dismiss this action has already been filed and another will be filed in response to the most recent amended Complaint.

         In an action instituted by the same attorneys bringing the foregoing derivative action, on December 31, 1996, Dan Beckman, Onida Beckman and Dale Epting filed a class action lawsuit against the Company, Carolina First Bank, a number of their officers and the majority of the directors of the Company. In this action, plaintiffs allege that they are former shareholders of Midlands National Bank and seek to represent a class of all Midlands shareholders involved in the merger of Midlands into Carolina First Bank, asserting that the defendants committed fraud, constructive fraud and breach of fiduciary duty against the defendants by overstating earnings and thereby adversely affecting the consideration received by the Midlands shareholders in connection with the merger of Midlands National Bank into Carolina First Bank. The complaint seeks compensatory damages of approximately $1.8 million and punitive damages in an amount to be determined by a jury, attorneys' fees and other costs. The Company and other named defendants have filed a motion to dismiss all claims asserted in the lawsuit and believe that there are a number of valid defenses available to them. Both this case and the case discussed in the preceding paragraph have been designated as complex litigation and have been assigned to a single judge for handling.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1996.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
            MATTERS

         In November 1993, the Board of Directors announced an initial quarterly cash dividend of $0.05 per share payable on the common stock. A cash dividend of $0.05 per share was paid to common shareholders each quarter in 1994. In November 1994, the Board of Directors increased the quarterly cash dividend on the common stock to $0.06 per share, which was paid each quarter of 1995. In December 1995, the Board approved an increase in the quarterly cash dividend to $0.07 per share. This dividend amount was paid in each quarter of 1996. At the December 1996 meeting, concurrent with the declaration of a six-for-five stock split, the Board of Directors also approved a $0.07 per share cash dividend on the common stock, which represents an effective increase of 20%. The Company presently intends to continue to pay this quarterly cash dividend on the common stock; however, future dividends will depend upon the Company's financial performance and capital requirements.

         The Company generates cash to pay dividends primarily through dividends paid to it by its subsidiaries. South Carolina's banking regulations restrict the amount of dividends that may be paid from Carolina First Bank. All dividends paid from Carolina First Bank are subject to prior approval by the South Carolina Commissioner of Banking and are payable only from the undivided profits of Carolina First Bank. At December 31, 1996, Carolina First Bank's retained earnings were $29.7 million. However, the payments of any such dividends would be subject to receipt of appropriate regulatory approvals.

         The Board of Directors declared a six-for-five stock split effected in the form of a 20% common stock dividend, issued on January 30, 1997, to common stockholders of record as of January 15, 1997. This dividend resulted in the issuance of 1,870,130 shares of the Company's $1.00 par value common stock. Per share data of prior periods have been restated to reflect this dividend.

         The remaining information required by Item 5 is set forth on page 52 of the Company's 1996 Annual Report to Shareholders and is incorporated by reference herein. On February 1, 1997, all outstanding shares of the Series 1993B Cumulative Convertible Preferred Stock ("Series 1993B Preferred Stock") were converted into the Company's Common Stock. As of March 14, 1997, there were 3,202 common shareholders of record.

ITEM 6 - SELECTED FINANCIAL DATA


         The information required by this item is set forth on page 12 in the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


         The information required by this item is set forth on pages 14 through 24 in the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The information required by this item is set forth on pages 25 through 49 in the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE


         Not applicable.

                                    PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The information required by this item is set forth on pages 2, 5 and 13 of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.



ITEM 11 - EXECUTIVE COMPENSATION


         The information required by this item may be found on pages 6 through 11 of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information required by this item is set forth on page 12 of the Company's Proxy Statement for the 1997 Annual Meeting of the Shareholders and is incorporated herein by reference.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The information required by this item is set forth on page 13 of the Company's Proxy Statement for the 1997 Annual Meeting of the Shareholders and is incorporated herein by reference.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Certain documents filed as part of this Form 10-K:

1.       FINANCIAL STATEMENTS

         The information required by this item is set forth on pages 25 through 49 in the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference. The Report of Independent Auditors, dated January 21, 1997 of KPMG Peat Marwick LLP is included on page 25 of the Company's 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

2.       FINANCIAL STATEMENT SCHEDULES

         All other financial statements or schedules have been omitted since the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.


3.       LISTING OF EXHIBITS

 3.1  --          Articles of Incorporation:  Incorporated by reference to Exhibit 3.1 of the Company's Registration
                  Statement on Form S-4, Commission File No. 57389
 3.2  --          Amended and Restated Bylaws of Carolina First Corporation, as amended and restated as of
                  December 18, 1996:  Incorporated by reference to Exhibit 3.1 of Carolina First Corporation's Current
                  Report on Form 8-K dated December 18, 1996, Commission File No. 0-15083.
 4.1  --          Specimen CFC Common Stock certificate: Incorporated by reference to Exhibit 4.1 of Carolina First
                  Corporation's Registration Statement on Form S-1, Commission File No. 33-7470.
 4.2  --          Articles of Incorporation:  Included as Exhibit 3.1.
 4.2  --          Bylaws:  Included as Exhibit 3.2.
 4.3  --          Carolina First Corporation Amended and Restated Common Stock Dividend Reinvestment Plan:
                  Incorporated by reference to the Prospectus in Carolina First Corporation's Registration Statement
                  on Form S-3, Commission File No. 333-06975.
 4.6 --           Amended and Restated Shareholder Rights Agreement:  Incorporated by reference to Exhibit 4.1 of
                  Carolina First Corporation's Current Report on Form 8-K dated December 18, 1996, Commission
                  File No. 0-15083.
 4.7 --           Form of Indenture between Carolina First Corporation and First American Trust Company, N.A.,
                  as Trustee:  Incorporated by reference to Exhibit 4.11 of the Company's Registration Statement on
                  Form S-3, Commission File No. 22-58879.
10.1  --          Carolina First Corporation Amended and Restated Restricted Stock Plan:  Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-
                  82668/82670.
10.2  --          Carolina First Corporation Employee Stock Ownership Plan: Incorporated by reference to
                  Exhibit 10.2 of Carolina First Corporation's Annual Report on Form 10-K for the year ended
                  December 31, 1991, Commission File No. 0-15083.
10.3  --          Carolina First Corporation Amended and Restated Stock Option Plan:  Incorporated by reference to
                  Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-
                  80822.







10.4  --          Carolina First Corporation Salary Reduction Plan: Incorporated by reference to Exhibit 28.1 of
                  Carolina First Corporation's Registration Statement on Form S-8, Commission File No. 33-25424.
10.5  --          Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between
                  Carolina First Corporation and Mack I. Whittle, Jr.:  Incorporated by reference to Exhibit 10.5 of
                  Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995,
                  Commission File No. 0-15083.
10.6  --          Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between
                  Carolina First Corporation and William S. Hummers III:  Incorporated by reference to Exhibit 10.6 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995,
                  Commission File No. 0-15083.
10.7  --          Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between
                  Carolina First Corporation and James W. Terry, Jr.:  Incorporated by reference to Exhibit 10.7 of
                  Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995,
                  Commission File No. 0-15083.
10.8  --          Noncompetition and Severance Agreement dated February 21, 1996, between Carolina First
                  Corporation and David L. Morrow:  Incorporated by reference to Exhibit 10.8 of Carolina First
                  Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File
                  No. 0-15083.
10.9  --          Short-Term Performance Plan: Incorporated by reference to Exhibit 10.3 of Carolina First
                  Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993,
                  Commission File No. 0-15083.
10.10--           Carolina First Corporation Long-Term Management Performance Plan:  Incorporated by reference to Exhibit 10.11 of Carolina First Corporation's Annual Report on Form 10-K for the year ended
                  December 31, 1994, Commission File No. 0-15083.
10.11--           Carolina First Corporation Employee Stock Purchase Plan:  Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-79668.
10.12--           Carolina First Corporation Directors Stock Option Plan:  Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-82668/82670.
10.13--           Pooling and Servicing Agreement dated as of December 31, 1994 between Carolina First Bank, as Seller and Master Servicer, and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 28.1 of Carolina First Corporation's Current Report on Form 8-K dated as of January 24, 1995.
10.14--           1994-A Supplement dated as of December 31, 1994 between Carolina First Bank, as Seller and Master Servicer, and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 28.2 of Carolina First
                  Corporation's Current Report on Form 8-K dated as of January 24, 1995.
10.15--           Servicing Rights Purchase Agreement between Bank of America, F.S.B. and Carolina First Bank dated as of March 31, 1995:  Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to
                  Carolina First Corporation's Annual Report on Form 10-K for the year ended, December 31, 1994,
                  Commission File No. 0-15083.
10.16--           Warrant to Purchase Common Stock of Affinity Financial Group, Inc. and Amendment No. 1 with respect to Warrant to Purchase Common Stock of Affinity Financial Group, Inc.  Incorporated by
                  reference to Exhibit 10.16 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083.
10.17--           Letter Agreement between Carolina First Corporation and the Board of Governors of the Federal Reserve
                  Board regarding warrant to purchase shares of Affinity Technology Group, Inc. common stock. Incorporated by reference to Exhibit 10.1 of Carolina First Corporation's Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1996, Commission File No. 0-15083.
10.18--           Amended and Restated Agreement regarding the Atlanta Internet Banking Operation by and among
                  Carolina First Bank, Internet Organizing Group, Inc., the Organizers  (as set forth on the Signature
                  Page of the Agreement), and the Kelton Group of Investors.





11.1  --          Computation of Per Share Earnings.
12.1  --          Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock
                  Dividends.
13.1  --          1996 Annual Report to Shareholders of the Company.
21.1  --          Subsidiaries of the Registrant:  Carolina First Bank, Carolina First Mortgage Company and Blue Ridge
                  Finance Company.
23.1  --          Consent of KPMG Peat Marwick LLP.



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

CAROLINA FIRST CORPORATION
Signature                                            Title                                                 Date

/s/Mack I. Whittle, Jr.                              President, Chief                              March 26, 1997
--------------------------------
Mack I. Whittle, Jr.                                 Executive Officer and Director

/s/William S. Hummers  III                           Executive Vice President and                  March 26, 1997
----------------------------
William S. Hummers III                               Secretary
                                                     (Principal Accounting and
                                                     Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:
Signature                                            Title                                                 Date

/s/William R. Timmons, Jr.                           Director                                      March 26, 1997
------------------------------
William R. Timmons, Jr.

/s/Mack I. Whittle, Jr.                              Director                                      March 26, 1997
-------------------------------
Mack I. Whittle, Jr.

/s/William S. Hummers  III                           Director                                      March 26, 1997
-------------------------------
William S. Hummers III

/s/Judd B. Farr                                      Director                                      March 26, 1997
-------------------------------
Judd B. Farr

/s/C. Claymon Grimes, Jr.                            Director                                      March 26, 1997
-------------------------------
C. Claymon Grimes, Jr.

/s/M. Dexter Hagy                                    Director                                      March 26, 1997
-------------------------------
M. Dexter Hagy

/s/H. Earle Russell, Jr.                             Director                                      March 26, 1997
-------------------------------
H. Earle Russell, Jr.

/s/Charles B. Schooler                               Director                                      March 26, 1997
-------------------------------
Charles B. Schooler

/s/Elizabeth P. Stall                                Director                                      March 26, 1997
-------------------------------
Elizabeth P. Stall

/s/Eugene E. Stone IV                                Director                                      March 26, 1997
-------------------------------
Eugene E. Stone IV


                                INDEX TO EXHIBITS




        Exhibit
        Number          Description

        10.18 Amended and Restated Agreement regarding the Atlanta Internet Banking Operation by and among Carolina First Bank, Internet Organizing Group, Inc., the Organizers (as set forth on the Signature Page of the Agreement), and the Kelton Group of Investors.

        11.1       Computation of Per Share Earnings.

        12.1 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

        13.1       1996 Annual Report to Shareholders of the Company.

        23.1       Consent of KPMG Peat Marwick LLP.