Form 10-Q
period 1997-03-31
CAROLINA FIRST CORP
filed 1997-05-15
CIK 797871

                       Securities and Exchange Commission
                             Washington, D C  20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to ________ to ________

Commission file number 0-15083

                           CAROLINA FIRST CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                           57-0824914
        --------------                                           ----------
(State or other jurisdiction of                               (I.R.S  Employer
 incorporation or organization)                              Identification No )

102 South Main Street, Greenville, South Carolina                   29601
-------------------------------------------------                   -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (864) 255-7900
                                                   --------------

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

The number of outstanding shares of the issuer's $1 00 par value common stock as of May 10, 1997 was 11,372,228

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
Carolina First Corporation and Subsidiaries
--------------------------------------------------------------------------------
(Unaudited)
($ In thousands, except share data)

                                                                                 March 31,                      December 31,
                                                                   --------------------------------------    ------------------
Assets                                                                     1997                1996                  1996
                                                                   --------------------------------------    ------------------
Cash and due from banks ..........................................  $          62,111     $       87,912      $          86,322
Interest-earning deposits with banks .............................             16,809             16,591                 26,037
Securities
   Trading .......................................................              1,262              2,355                  2,005
   Available for sale ............................................            230,536            149,073                213,889
   Held for investment (market value $29,643, $26,802, and
   $29,861, respectively) ........................................             29,578             26,681                 29,465
                                                                   --------------------------------------    ------------------
     Total securities ............................................            261,376            178,109                245,359
                                                                   --------------------------------------    ------------------
Loans held for sale ..............................................             20,056              9,865                 10,449
Loans ............................................................          1,178,276          1,025,660              1,128,537
   Less unearned income ..........................................            (14,889)            (5,923)               (14,211)
   Less allowance for loan losses ................................            (12,039)            (9,093)               (11,290)
                                                                   --------------------------------------    ------------------
     Net loans ...................................................          1,171,404          1,020,509              1,113,485
                                                                   --------------------------------------    ------------------
Premises and equipment ...........................................             30,509             40,323                 32,418
Accrued interest receivable ......................................             11,195             12,347                 11,913
Other assets .....................................................             60,502             45,948                 58,670
                                                                   --------------------------------------    ------------------
                                                                    $       1,613,906     $    1,401,739      $       1,574,204
                                                                   ======================================    ==================
Liabilities and Shareholders' Equity
Liabilities
  Deposits
    Noninterest-bearing ..........................................  $         210,350     $      163,492      $         194,067
    Interest-bearing .............................................          1,046,655            993,429              1,086,983
                                                                   --------------------------------------    ------------------
      Total deposits .............................................          1,257,005          1,156,921              1,281,050
  Borrowed funds .................................................            172,462            109,611                146,270
  Subordinated notes .............................................             25,393             25,269                 25,361
  Accrued interest payable .......................................              8,624              8,218                  9,672
  Other liabilities ..............................................             45,083              5,156                  6,887
                                                                   --------------------------------------    ------------------
     Total liabilities ...........................................          1,508,567          1,305,175              1,469,240
                                                                   --------------------------------------    ------------------
Commitments and Contingent Liabilities
Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding Series 1993B (liquidation preference
   $20 per share) none, 52,097, and 49,141 shares, respectively ..                 --              1,002                    943
  Common stock-par value $1 per share; authorized 20,000,000 shares; issued and outstanding 11,355,443, 9,224,149, and
    11,225,568 shares, respectively ..............................             11,355              9,224                 11,226
  Surplus ........................................................             84,721             84,359                 83,598
  Retained earnings ..............................................             10,337              3,321                  9,546
  Guarantee of Employee Stock Ownership Plan debt and
      nonvested restricted stock .................................               (697)            (1,209)                  (832)
  Unrealized (loss) gain on securities available for sale, .......               (377)              (133)                   483
      net of tax                                                   --------------------------------------    ------------------
     Total shareholders' equity ..................................            105,339             96,564                104,964
                                                                   --------------------------------------    ------------------
                                                                    $       1,613,906     $    1,401,739      $       1,574,204
                                                                   ======================================    ==================

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
Carolina First Corporation and Subsidiaries
--------------------------------------------------------------------------------
(Unaudited)
($ In thousands, except share data)

                                                         Three Months Ended March 31,
                                                         ---------------------------
                                                               1997         1996
                                                         ---------------------------
Interest Income
  Interest and fees on loans ........................    $     26,918   $    25,359
  Interest and dividends on securities ..............           3,260         2,534
  Interest on short-term investments ................             214           204
                                                         ------------   -----------
    Total interest income ...........................          30,392        28,097
                                                         ------------   -----------
Interest Expense
  Interest on deposits ..............................          12,701        11,356
  Interest on borrowed funds ........................           2,239         3,314
                                                         ------------   -----------
    Total interest expense ..........................          14,940        14,670
                                                         ------------   -----------
    Net interest income .............................          15,452        13,427
Provision for Loan Losses ...........................           2,952         1,500
                                                         ------------   -----------
    Net interest income after provision for loan losses        12,500        11,927
                                                         ------------   -----------
Noninterest Income
  Service charges on deposit accounts ...............           1,629         1,476
  Mortgage banking income ...........................             528           576
  Fees for trust services ...........................             383           336
  Loan securitization income ........................             (59)          616
  Gain on sale of securities ........................              84            83
  Sundry ............................................             527         1,203
                                                         ------------   -----------
    Total noninterest income ........................           3,092         4,290
                                                         ------------   -----------
Noninterest Expenses
  Personnel expense .................................           6,253         6,867
  Occupancy .........................................           1,244         1,108
  Furniture and equipment ...........................             920           833
  Sundry ............................................           4,449         3,871
                                                         ------------   -----------
    Total noninterest expenses ......................          12,866        12,679
                                                         ------------   -----------
    Income before income taxes ......................           2,726         3,538
Income taxes ........................................           1,009         1,310
                                                         ------------   -----------
    Net income ......................................           1,717         2,228
Dividends on preferred stock                                     --              16
                                                         ------------   -----------
    Net income applicable to common shareholders ....    $      1,717   $     2,212
                                                         ============   ===========
Net Income per Common Share:*
    Primary .........................................    $       0.15   $      0.23
    Fully diluted ...................................            0.15          0.20
Average Common Shares Outstanding:*
    Primary .........................................      11,443,468     9,540,718
    Fully diluted ...................................      11,478,383    11,323,128
Cash Dividends Declared per Common Share* ...........    $       0.07   $      0.06

*Share data have been restated to reflect the six-for-five stock split declared 12/18/96

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Carolina First Corporation and Subsidiaries
--------------------------------------------------------------------------------
(Unaudited)
($ In thousands)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                       1997        1996
                                                                 ----------------------------
Cash Flows From Operating Activities
  Net income ..................................................    $   1,717   $   2,228
  Adjustments to reconcile net income to net cash
      provided by operations
      Depreciation ............................................          703         882
      Amortization of intangibles .............................           30         459
      Provision for loan losses ...............................        2,952       1,500
      Gain on sale of securities ..............................          (84)        (83)
      Unrealized loss on trading securities ...................            8          47
      Originations of mortgage loans held for sale ............      (37,710)    (43,486)
      Sale of mortgage loans held for sale ....................       24,224      40,202
      Proceeds from sale of trading securities ................      244,731     130,248
      Proceeds from maturity of trading securities ............        1,337       7,142
      Purchase of trading securities ..........................     (245,250)   (133,907)
      Decrease (increase) in accrued interest receivable ......          718      (1,518)
      (Decrease) increase in accrued interest payable .........       (1,048)      1,481
      (Increase) decrease in other assets .....................       (1,480)        669
      Increase in other liabilities ...........................          549       1,122
                                                                 ----------------------------
    Net cash provided by operating activities .................       (8,603)      6,986
                                                                 ----------------------------

Cash Flows From Investing Activities
  Net decrease (increase) in interest-earning deposits with banks      9,228      (7,928)
  Proceeds from sale of securities available for sale .........         --        10,231
  Proceeds from maturity of securities available for sale .....       51,459      11,276
  Proceeds from maturity of securities held for investment ....          714         118
  Purchase of securities available for sale ...................      (69,364)    (24,810)
  Purchase of securities held for investment ..................         (827)       (510)
  Purchase of loans ...........................................      (10,510)       --
  Net increase in loans .......................................      (52,137)    (60,308)
  Securitization and sale of commercial loans .................         --        95,582
  Capital expenditures ........................................         (475)       (885)
                                                                 ----------------------------
    Net cash (used for) provided by investing activities ......      (71,912)     22,766
                                                                 ----------------------------

Cash Flows From Financing Activities
  Net increase in deposits ....................................       30,563      61,430
  Increase (decrease) in borrowed funds .......................       26,192     (78,256)
  Redemption of preferred stock ...............................         --          (204)
  Cash dividends paid .........................................         (786)     (1,021)
  Other common stock activity .................................          335         441
                                                                 ----------------------------
    Net cash provided by (used for) financing activities ......       56,304     (17,610)
                                                                 ----------------------------

Net change in cash and due from banks .........................      (24,211)     12,142
Cash and due from banks at beginning of period ................       86,322      75,770
                                                                 ----------------------------
Cash and due from banks at end of period ......................    $  62,111   $  87,912
                                                                 ============================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   CAROLINA FIRST CORPORATION AND SUBSIDIARIES


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of these policies is included in the 1996 Annual Report to Shareholders.

(2)   STATEMENTS OF CASH FLOWS

      Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to approximately $15,988,000 for the three months ended March 31, 1997. Income tax payments of $509,000 and $83,000 were made for the three months ended March 31, 1997 and March 31, 1996, respectively.

(3)   BUSINESS COMBINATIONS

      On April 6, 1997, the Company completed the sale of five branches located in Barnwell, Blackville, Salley, Springfield and Williston to The Bank of Barnwell County, a wholly-owned subsidiary of Community Capital Corporation, headquartered in Greenwood, South Carolina. The terms of the settlement were finalized prior to March 31, 1997, but the consummation of the transaction was postponed for a few days due to scheduling difficulties with the purchaser's outside service provider.
      As a result, the gain of $2,292,000 related to the sale which was expected to be recorded in the first quarter of 1997 was delayed until the first week of the second quarter of 1997. In connection with this transaction, Carolina First Bank sold loans of approximately $15 million and deposits of approximately $55 million.

      In March 1997, the Company signed a definitive agreement to acquire Lowcountry Savings Bank, Inc. ("Lowcountry"). The Company plans to merge Lowcountry into Carolina First Bank, a wholly-owned subsidiary of the Company. The Company has agreed to acquire all the outstanding common shares of Lowcountry for approximately $13.3 million, with 60% payable with the Company's $1 par value common stock and 40% payable in cash. Lowcountry has five offices in the greater Charleston area, and at March 31, 1997, had approximately $78 million in assets and $64 million in deposits. The Company will record the acquisition using the purchase method of accounting.

(4)   SECURITIES

      The net unrealized gain on securities available for sale decreased $860,000 to a net unrealized loss for the three months ended March 31, 1997.

(5)   COMMON STOCK

      Primary earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed exercise of dilutive stock options, using the treasury stock method. Primary earnings per share also reflects provisions for dividend requirements on all outstanding shares of preferred stock.

      Fully diluted earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed conversion of convertible preferred stock into common stock and the assumed exercise of dilutive stock options using the treasury stock method

(6)   COMMITMENTS AND CONTINGENT LIABILITIES

      In March 1997, the federal court dismissed counterclaims filed by the Bowers, who contended that the Company has misstated earnings and made fraudulent representations in documents involved in the merger of Midlands National Bank ("Midlands") into Carolina First Bank (the"Merger") in June 1995. In April 1997, the Company announced the settlement of two lawsuits involving David Bowers and Monte Bowers, former officers and shareholders of Midlands. One of the lawsuits had been brought by the Bowers against Carolina First Bank in state court, alleging breach of employment contracts as officers of Carolina First Bank following the Merger. The other lawsuit was brought in federal court by Carolina First Bank against the Bowers, alleging that the Bowers had committed bank fraud and securities fraud in connection with the Merger. The Company is prohibited from disclosing the terms of the settlement agreement which were favorable to the Company. Both suits have been dismissed in connection with the settlement.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1996 Annual Report of Carolina First Corporation (the "Company") on Form 10-K. Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of results to be attained for any other period.

OVERVIEW

      The Company, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institution, which commenced banking operations in December 1986, and currently conducts business through 50 locations in South Carolina. The Company operates through three principle subsidiaries: Carolina First Bank, a state-chartered commercial bank, Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking operation, and Blue Ridge Finance Company, Inc. ("Blue Ridge"), an automobile finance company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. At March 31, 1997, the Company had approximately $1.6 billion in assets, $1.2 billion in loans, $1.3 billion in deposits and $106.8 million in shareholders' equity.

      On April 6, 1997, the Company completed the sale of five branches located in Barnwell, Blackville, Salley, Springfield and Williston to
The Bank of Barnwell County, a wholly-owned subsidiary of Community Capital Corporation, headquartered in Greenwood, South Carolina. The terms of the settlement were finalized prior to March 31, 1997, but the consummation of the transaction was postponed for a few days due to scheduling difficulties with the purchaser's outside service provider. As a result, the gain of $2,292,000 related to the sale which was expected to be recorded in the first quarter of 1997 was delayed until the first week of the second quarter of 1997. The gain on the sale of the branches will increase second quarter 1997 earnings per share by approximately $0.13. In connection with this transaction, Carolina First Bank sold loans of approximately $15 million and deposits of approximately $55 million.

      Net income for the first quarter of 1997 was $1.7 million, or $0.15 per fully diluted share. For the first quarter of 1996, net income was $2.2 million, or $0.20 per fully diluted share. Net interest income increased approximately $2.0 million for the first quarter of 1997, compared to the year earlier period. This increase was offset by an increase in the provision for loan losses and lower loan securitization income, primarily from higher credit card charge-offs than those historically experienced.

      On January 30, 1997, the Company issued a six-for-five stock split effected in the form of a 20% common stock dividend to shareholders of record as of January 15, 1997. Share and per share data for all periods presented have been retroactively restated to reflect the additional shares outstanding resulting from the stock dividend. On February 1, 1997, all outstanding shares of the Series 1993B Cumulative Convertible Preferred Stock ("Series 1993B Preferred Stock") were converted into the Company's $1.00 par value common stock ("Common Stock").

      On February 15, 1997, the Company paid a cash dividend of $0.07 per share, which represented an effective increase of 20% after adjusting for the stock split. The Company has increased its cash dividend every year since the initiation of cash dividends, or each year for four consecutive years for an annual compound increase in excess of 22%.

      On March 14, 1997, the Company signed a definitive agreement to acquire Lowcountry Savings Bank, Inc. ("Lowcountry"). The Company plans to merge Lowcountry into Carolina First Bank. The Company has agreed to acquire all the outstanding common shares of Lowcountry for approximately $13.3 million, with 60% payable with the Company's Common Stock and 40% payable in cash. Lowcountry has five offices in the greater Charleston area, and at March 31, 1997, had approximately $78 million in assets and $64 million in deposits. The Company will record the acquisition using the purchase method of accounting. The Company currently owns 39,600 shares, or approximately 4.4%, of Lowcountry's outstanding common stock.


EQUITY INVESTMENTS

Investment in Affinity Technology Group, Inc.

      At March 31, 1997, the Company (through its subsidiary Blue Ridge) owned 128,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 5,871,340 shares for approximately $0.0001 per share ("Affinity Warrant"), or approximately 17% of Affinity's outstanding common stock. At March 31, 1997, the investment in Affinity's common stock, included in securities available for sale, was recorded at its book value of $12. The Affinity Warrant was not reported on the Company's balance sheet as of March 31, 1997.

      The Company's shares in Affinity are, and the shares issuable upon the exercise of the Affinity Warrant will be, "restricted" securities as that term is defined in federal securities laws.

      The Affinity Warrant may be exercised in whole or in part at any time prior to December 31, 2015, subject to certain restrictions. Unless prior written approval of the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board") is received, the Affinity Warrant may not be exercised in whole or in part if, after such exercise, the holder of the Affinity Warrant will beneficially own 5% or more of Affinity's common stock. The Affinity Warrant may not be transferred without the approval of the Federal Reserve Board. The Affinity Warrant has been filed as an exhibit in the Company's periodic filings with the Securities and Exchange Commission. The Company has an application pending with the Federal Reserve Board which, if approved, would permit the Company to exercise the Affinity Warrant for up to 15% of Affinity's total common stock outstanding and own the resulting shares outright.

      The Company has reviewed its options with respect to its investment in Affinity and currently has no plans to distribute or sell at the current price. The Company's Board of Directors will continue to periodically review the investment in Affinity and may decide to change the policy with respect to its Affinity ownership position in the future.

Investment in Net.B@nk, Inc.

      On April 25, 1997, Net.B@nk, Inc. ("Net.B@nk") filed a registration statement on Form S-1 with the Securities and Exchange Commission for 3,450,000 shares of common stock (including the underwriters' over-allotment option). Upon consummation of the offering, Net.B@nk will own and operate the Atlanta Internet Bank, F.S.B., a FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet for their commercial and financial services. Currently, Atlanta Internet Bank services are being offered as a product of Carolina First Bank. Upon completion of the offering, assuming exercise of over-allotment options, Carolina First Bank is expected to be the largest shareholder owning approximately 19% of the Net.B@nk's common stock. At the time of this filing, full regulatory approval has not yet been received by Net.B@nk. The initial public offering of Net.B@nk may or may not be completed as outlined in the registration statement.

EARNINGS REVIEW

Net Interest Income

      The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax equivalent net interest income increased $2.1 million, or 16%, to $15.6 million for the first three months of 1997 from $13.5 million for the first three months of 1996. The increase resulted principally from a higher level of average earning assets and a higher net interest margin. The growth in average earning assets, which increased $130.0 million, or 10%, to approximately $1.4 billion in the first three months of 1997 from $1.3 billion in the first three months of 1996, resulted from an increase in both loans and investment securities. Average loans and average investment securities increased $70.9 million and $40.0 million, respectively, in the first quarter of 1997 compared with the first quarter of 1996.

      The net interest margin for the three months ended March 31, 1997 of 4.52% was higher than the margin of 4.26% for the same period of 1996. The higher net interest margin in the first quarter of 1997 resulted primarily from lower funding costs. During March 1996, Carolina First securitized approximately $116 million in commercial real estate loans. The completion of this transaction took longer than expected, resulting in higher funding costs from short-term borrowings at incrementally higher rates in 1996. The cost of funds was also lower in 1997 as a result of some higher priced certificates of deposit repricing at lower rates. Higher demand deposits, primarily associated with the Atlanta Internet Bank, also contributed to the lower cost of funds. Another positive influence on the net interest margin in 1997 was the increase in the prime interest rate from 8.25% to 8.50% during the last week of the quarter. Approximately half of the Company's loan portfolio has variable rates and immediately repriced upward. Since this increase occurred so late in the quarter, the impact on the net interest margin for the first quarter was minor.

Provision for Loan Losses

      The provision for loan losses was $3.0 million for the first three months of 1997 and $1.5 million for the first three months of 1996. The 1997 provision for loan losses was increased principally as a result of Carolina First Bank's credit card activities and consumer credit concerns. During the first quarter of 1997, credit card charge-offs totaled $1.9 million which is considerably higher than the level of charge-offs historically experienced.

      Management currently anticipates that loan growth will continue in 1997. New market areas are expected to contribute to 1997 portfolio growth. Management intends to closely monitor economic trends and the potential effect on Carolina First Bank's loan portfolio.

Noninterest Income

      Noninterest income was $3.1 million in the first quarter of 1997 and $4.3 million in the first quarter of 1996. Noninterest income in the first quarter of 1996 included $587,000 recorded as a gain on the disposition of equity investments (offset by $587,000 recorded as compensation expense). This gain relates to the award of Affinity stock to certain officers of the Company deemed most responsible for the Company's investment in Affinity. The
Company recognized gains on the sale of securities of $84,000 and $83,000 in the first quarters of 1997 and 1996, respectively. Excluding the nonrecurring items discussed above, noninterest income decreased 17% to $3.0 million for the three months ended March 31, 1997 from $3.6 million for the same period of 1996. This decrease resulted principally from lower loan securitization income resulting from higher credit card charge-offs associated with the securitized credit cards.

      Service charges on deposit accounts, the largest contributor to noninterest income, rose 7% to $1.6 million in the first three months of 1997 from $1.5 million in the first three months of 1996. Average deposits for the same period increased 15.8%. The increase in service charges was attributable to attracting new transaction accounts and improved collection results. In addition, effective March 1, 1997, Carolina First Bank implemented increases in some of its existing service charges.

      During the first quarter of 1997, the Company had a loss of $59,000 from its interests in the credit card and commercial real estate loan trusts, compared to income of $616,000 for the same period in 1996. Loan securitization income is net of charge-offs associated with the loans in the trusts. Loan securitization income related to credit cards declined significantly to a loss of $206,000 for the first quarter of 1997, compared to income of $436,000 for the first quarter of 1996. The loan securitization income was negatively impacted by greater than expected charge-offs in the credit card securitization. The Company completed the securitization of approximately $116 million in commercial real estate loans on March 14, 1996. Securitization income for the commercial real estate loan trust totaled $147,000 for the first quarter of 1997 with no loan charge-offs during the quarter.

      Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first three months of 1997 decreased 8% to $528,000, compared with $576,000 in the first three months of 1996. The decrease is attributable to decreased gains on the sale of loans and lower origination volumes.

      Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $449,000 in the first three months of 1997, down from $494,000 for the first three months of 1996. The decrease in origination fees was attributable to lower internally originated loan volume due to higher mortgage loan rates. Mortgage loans totaling approximately $24 million and $40 million were sold in the first three months of 1997 and 1996, respectively.

      CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At March 31, 1997, CF Mortgage was servicing or subservicing 14,976 loans having an aggregate principal balance of approximately $1.3 billion.

      Servicing income from non-affiliated companies, net of the related amortization for the mortgage servicing rights and subservicing payments, was $79,000, compared with $82,000 for the first three months of 1996. Although the volume of loans serviced increased to $1.3 billion at March 31, 1997 from $1.2 billion at March 31, 1996, the related amortization increased due to accelerated prepayments leading to a decline in servicing income. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

      Fees for trust services in the first three months of 1997 of $383,000 were 14% above the $336,000 earned in the same period of 1996. At March 31, 1997, Carolina First Bank's trust department had assets under management of approximately $419 million. Fees for trust services increased as a result of the generation of new trust business and additional assets under management.

      Sundry income was $676,000 lower for the first three months of 1997 than for the same period of 1996. Sundry income in 1996 included approximately $587,000 which was the gain on the disposition of equity investments relating to the transfer of Affinity stock to certain officers of the Company. See "OVERVIEW
- Investment in Affinity Technology Group."

Noninterest Expenses

      Noninterest expenses increased $187,000, or 1%, to $12.9 million in the first three months of 1997 from $12.7 million in the first three months of 1996. In the first quarter of 1996, approximately $587,000 was recorded as compensation expense related to a non-recurring award of Affinity stock to certain officers of the Company. The increase in expenditures reflects the cost of operating in new markets as well as the purchase of additional automated teller machines ("ATMs") to better service existing customers. Excluding the nonrecurring compensation expense, noninterest expenses increased $774,000, or 6%, to $12.9 million for the first three months of 1997 compared with $12.1 million for the first three months of 1996.

      Salaries and wages and employee benefits, excluding the $587,000 in non-recurring compensation expense in 1996, decreased $27,000 to $6.3 million in the first three months of 1997. Full-time equivalent employees remained the same at 593 for both first quarter 1997 and first quarter 1996.

      Occupancy and furniture and equipment expenses increased $223,000, or 12%, to $2.2 million for the three months ended March 31, 1997 from $1.9 million for the three months ended March 31, 1996. This increase resulted principally from the opening of a new Hilton Head office and the addition of twelve new ATMs since the beginning of 1996 setting the total number of ATMs at 30.

      Sundry noninterest expenses increased $578,000, or 15%, to $4.4 million in the first three months of 1997 from $3.9 million in the first three months of 1996. The overall increase in sundry noninterest expense was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest items of sundry noninterest expense were stationery, supplies, printing, legal fees and advertising.

BALANCE SHEET REVIEW

Loans

      The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial majority of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At March 31, 1997, the Company had total loans outstanding of $1.2 billion which equaled approximately 94% of the Company's total deposits and approximately 73% of the Company's total assets. The composition of the Company's loan portfolio at March 31, 1997 follows: commercial and commercial mortgage 68%, consumer 10%, residential mortgage 8%, lease receivables 7%, credit card 4% and construction 3%.

      The Company's loans increased $153.8 million, or 15%, to approximately $1.2 billion at March 31, 1997 from $1.0 billion at March 31, 1996 and increased $58.7 million from approximately $1.1 billion at December 31, 1996. This increase was net of loan sales of approximately $15 million from the branch sale with The Bank of Barnwell County and $24 million from mortgage loans sold. The increase also included $10 million of leases purchased. Adjusting for the 1997 loan sales and purchases, internal loan growth was approximately $87.4 million, or an annualized rate of 31%, during the quarter.

      The Company had loans to 92 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $281.0 million, or 24%, of the Company's loan portfolio in the first quarter of 1997. The Company had loans to 13 borrowers having principal amounts in excess of $5 million, which loans accounted for $87.0 million, or 7%, of the Company's loan portfolio in the first quarter of 1997. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

      For the first three months of 1997, the Company's loans averaged $1.2 billion with a yield of 9.42%, compared with $1.1 billion and a yield of 9.33% for the same period of 1996. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

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

      The allowance for loan losses totaled $12.0 million, or 1.03% of loans less unearned income, at the end of March 1997, compared with $9.1 million, or 0.89% of total loans, at the end of March 1996. At December 31, 1996, the allowance for loan losses was $11.3 million, or 1.01% of loans less unearned income. Annualized net charge-offs as a percentage of average loans during the first three months of 1997 were 0.83%, compared with 0.39% for the first three months of 1996. Excluding credit cards, annualized net charge-offs as a percentage of average loans were 0.20% during the first quarter of 1997 compared with 0.19% in the first quarter of 1996. During the first quarter of 1997, net charge-offs for credit cards totaled $1.9 million, a higher level than those historically experienced. The past due ratios for credit cards have shown a declining trend toward the end of the quarter. The Company is exploring various options relating to its credit card portfolio, including selling a portion of the portfolio, which may or may not occur. The allowance for loan losses as a percentage of nonperforming loans was 567% and 330% as of March 31, 1997 and 1996, respectively. Table 1 presents changes in the allowance for loan losses.

TABLE 1
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
                                                                    At and for
                                    At and for the three months   the year ended
                                           ended March 31,          December 31,
                                    ---------------------------   --------------
                                             1997      1996             1996
--------------------------------------------------------------------------------
Balance at beginning of period             $11,290     $8,661        $ 8,661
Valuation allowance for loans purchased        203          0          1,261
Provision for loan losses                    2,952      1,500         10,263
Charge-offs:
      Credit cards                           1,854        552          4,072
      Bank loans, leases & Blue Ridge        1,255        567          4,085
      Fraudulent acquired loans                  0          0          1,303
Recoveries                                     703         51            565
--------------------------------------------------------------------------------
      Net charge-offs                        2,406      1,068          8,895
--------------------------------------------------------------------------------
Allowance at end of period                 $12,039     $9,093        $11,290
================================================================================

      The increase in recoveries during the first quarter of 1997 was largely attributable to the settlement of the lawsuit with the Bowers.

      At March 31, 1997, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan", was $840,000. The related allowance for these impaired loans was $609,000. The average recorded investment and foregone interest on impaired loans during the three months ended March 31, 1997 was approximately $773,000 and $23,000, respectively. For the three months ended March 31, 1997, the Company recognized interest income on impaired loans of $27,000.

Securities

      At March 31, 1997, the Company's total investment portfolio had a book value of $263.7 million and a market value of $261.4 million for an unrealized net loss of $2.3 million. The investment portfolio has a weighted average maturity of approximately 1.8 years. Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $228.5 million in the first three months of 1997, 27% above the first three month 1996 average of $179.5 million. The securities balance increased due to the investment of a portion of the funds from the securitization of commercial real estate loans (completed in March 1996) in the securities portfolio to increase liquidity. The average portfolio yield increased to 6.10% for the first three months of 1997 from 6.04% for the first three months of 1996. The portfolio yield increased due to maturities of lower yielding government securities which were reinvested at higher rates. At March 31, 1997, securities totaled $261.4 million, up $83.3 million from the $178.1 million invested as of the first quarter end 1996 and up $16.0 million from the December 31, 1996 balance of $245.4 million.

      At March 31, 1997, the Company owned 128,366 shares of common stock of Affinity and a warrant to purchase an additional 5,871,340 shares of Affinity's common stock at a purchase price of $0.0001 per share. As of March 31, 1997, the investment in Affinity's common stock, included in securities available for sale, was recorded at its book value of $12. The Affinity Warrant was not included in securities at March 31, 1997.

Other Assets

      At March 31, 1997, other assets included other real estate owned of $3.0 million, intangible assets (excluding mortgage servicing rights) of $16.2 million and mortgage servicing rights of $18.1 million. At March 31, 1996, other assets included other real estate owned of $2.1 million, intangible assets (excluding mortgage servicing rights) of $17.9 million and mortgage servicing rights of $9.6 million. The intangible assets balance at March 31, 1997 was attributable to goodwill of $7.5 million, core deposit balance premiums of $8.5 million and purchased credit card premiums of $190,000.

      The Company has funded approximately $1.1 million in start-up costs of the Atlanta Internet Bank, which were included in other assets and are expected to be reimbursed following the completion of the initial public offering for Atlanta Internet Bank. See "EQUITY INVESTMENTS - Investment in Net.B@nk, Inc."

Interest-bearing Liabilities

      During the first three months of 1997, interest-bearing liabilities averaged $1.241 billion, compared with $1.178 billion for the comparable period of 1996. This increase resulted principally from internal deposit growth related to account promotions, sales efforts and entrance into new markets. The average interest rates were 4.88% and 5.01% for the first three months of 1997 and 1996, respectively. At March 31, 1997, interest-bearing deposits comprised approximately 83% of total deposits and 84% of interest-bearing liabilities. For the first three months of 1997, average borrowed funds, which include Federal Home Loan Bank ("FHLB") advances and other short-term borrowings, totaled $123.5 million, compared with $189.3 million for the first three months of 1996. This decrease was attributable to average advances from the FHLB which declined to $10.6 million for the first quarter of 1997 from $94.1 million for the comparable period a year earlier. While FHLB advances remain a source of funding, Carolina First Bank has increased its emphasis on retail banking and raised deposits through market promotions and sales efforts, thereby decreasing average FHLB advances. The Company believes that potential benefits of cross-selling these customers other products and services would offset any increase in the cost of funds. The Company increased its FHLB advances to $60.0 million at March 31, 1997 from $40.0 million at December 31, 1996.

      Carolina First Banks' primary source of funds for loans and investments is its deposits which are gathered through Carolina First Bank's branch network. Deposits grew 9% to $1.3 billion at March 31, 1997 from $1.2 billion at March 31, 1996. At December 31, 1996, deposits totaled $1.3 billion. During the first quarter of 1997, approximately $55 million in deposits were sold as part of the sale of five branch offices. Internal growth, particularly from account promotions and new markets, generated the new deposits. During the first three months of 1997, total interest-bearing deposits averaged $1.1 billion with a rate of 4.72%, compared with $962.2 million with a rate of 4.75% in 1996. During the first three months of 1997, deposit pricing was very competitive in Carolina First Bank's market areas, resulting in upward pressure on deposit interest rates. The Company expects this competitive deposit environment to continue. The Company did benefit from a large volume of certificates of deposit maturing during the first quarter and repricing at a lower rate. The Company does not believe that it has any brokered deposits.

      Average noninterest-bearing deposits, which increased 31% during the year, increased to 15.0% of average total deposits in the first three months of 1997 from 13.2% in the first three months of 1996. This increase was primarily attributable to new accounts from offering the Atlanta Internet Bank service, commercial loan customers and escrow balances related to mortgage servicing operations.

      The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 86% for the first three months of 1997. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Capital Resources and Dividends

      Total shareholders' equity amounted to $105.3 million, or 6.52% of total assets, at March 31, 1997, compared with $96.6 million, or 6.89% of total assets, at March 31, 1996. At December 31, 1996, shareholders' equity totaled $105.0 million, or 6.67% of total assets. The $300,000 increase in total shareholders' equity since December 31, 1996 resulted principally from retention of earnings less cash dividends paid and an unrealized loss on securities available for sale.

      The Company's capital needs have been met principally through public offerings of common stock, preferred stock and subordinated notes and through the retention of earnings. In addition, the Company issued capital stock in connection with the acquisitions of Carolina First Savings Bank, CF Mortgage, Aiken County National Bank, Midlands National Bank and Blue Ridge.

      In February 1996, the Company redeemed its Series 1993 Preferred Stock and Series 1994 Preferred Stock. In connection with the redemptions, substantially all of the outstanding shares of Series 1993 Preferred Stock and Series 1994 Preferred Stock were converted into approximately 2.6 million shares of Common Stock.

      On February 1, 1997, all outstanding shares of the Series 1993B Cumulative Convertible Preferred Stock ("Series 1993B Preferred Stock") were converted into the Company's Common Stock. In connection with such conversion, the Company issued 108,341 shares of its Common Stock.

      Book value per share at March 31, 1997 and 1996 was $9.28 and $8.63, respectively. Tangible book value per share at March 31, 1997 and 1996 was $7.87 and $7.03, respectively. At December 31, 1996, book value and tangible book value were $9.26 and $7.80, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the purchase of CF Mortgage.

      At March 31, 1997, the Company and Carolina First Bank were in compliance with each of the applicable regulatory capital requirements. Table 2 sets forth various capital ratios for the Company and Carolina First Bank.

TABLE 2
CAPITAL RATIOS

--------------------------------------------------------------------------------
                              As of    Well Capitalized   Adequately Capitalized
                             3/31/97     Requirement           Requirement
--------------------------------------------------------------------------------

Company:
   Total Risk-based Capital   10.04%        10.0%                8.0%
   Tier 1 Risk-based Capital   7.07          6.0                 4.0
   Leverage Ratio              5.58          5.0                 4.0

Carolina First Bank:
   Total Risk-based Capital    9.74         10.0                 8.0
   Tier 1 Risk-based Capital   8.85          6.0                 4.0
   Leverage Ratio              6.96          5.0                 4.0

--------------------------------------------------------------------------------

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

      At the December 18, 1996 meeting, the Board of Directors declared a six-for-five stock split effected in the form of a 20% common stock dividend which was issued on January 30, 1997 to shareholders of record as of January 15, 1997. Share and per share data for all periods presented have been retroactively restated to reflect the additional shares outstanding resulting from the stock dividend. At the December 1996 meeting, the Board of Directors also approved a $0.07 per share cash dividend on the common stock, which represents an effective increase of 20%.

INTEREST RATE SENSITIVITY

      Achieving consistent growth in net interest income is the primary goal of the Company's asset/liability function. The Company attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. The Company seeks to accomplish this goal while maintaining adequate liquidity and capital. The Company's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

      The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a monthly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 200 basis points. According to the model, the Company is presently positioned so that net interest income will increase slightly if interest rates rise in the near term and will decrease slightly if interest rates decline in the near term.

      The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At March 31, 1997, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $211.7 million.


LIQUIDITY

      Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as at the subsidiary level. The holding company and non-banking subsidiaries of the Company require cash for various operating needs including general operating expenses, payment of dividends to shareholders, interest on borrowing, extensions of credit at Blue Ridge, business combinations and capital infusions into subsidiaries. Sources of liquidity for the Company's holding company and non-banking subsidiaries include dividends from Carolina First Bank and non-banking subsidiaries to the holding company, sale of the Company's commercial paper, existing cash reserves and earnings.

      Carolina First Bank's cash flow requirements involve withdrawals of deposits, extensions of credit and payment of operating expenses. Carolina First Bank's principal sources of funds for liquidity purposes are customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. Carolina First Bank's liquidity is also enhanced by the ability to acquire new deposits through its established branch network of 50 branches in South Carolina. Carolina First Bank's liquidity needs are a factor in developing its deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary. Carolina First Bank has access to borrowing from FHLB and maintains unused short-term lines of credit from unrelated banks.

      The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. FDIC examiners suggest that a commercial bank maintain a liquidity ratio of between 20% and 25%. At March 31, 1997, Carolina First Bank's liquidity ratio was approximately 13%. At March 31, 1997, Carolina First Bank had unused short-term lines of credit totaling approximately $13 million (which are withdrawable at the lender's option). In addition, Carolina First Bank has access to borrowing from the FHLB. At March 31, 1997, unused borrowing capacity from the FHLB totaled approximately $56 million with an outstanding balance of $60 million. Management believes that these sources are adequate to meet its liquidity needs.

      These purchases of mortgage servicing rights are expected to close during the second quarter of 1997. In connection with the proposed acquisition of Lowcountry, 40% of the purchase price, or approximately $5 million, is payable in cash. The acquisition of Lowcountry, which is subject to receipt of shareholder and regulatory approval, is expected to close at the end of the second quarter of 1997. The Company has an application pending with the Small Business Administration to form a Small Business Investment Company, which would require $3 million in funding.

      Blue Ridge is currently being funded principally using the proceeds from the sale of the Company's commercial paper in the retail market. The Company is actively exploring alternative methods to fund Blue Ridge as the Federal Reserve Board considers the funding of Blue Ridge to be an inappropriate use of commercial paper proceeds. The Company expects alternate funding for Blue Ridge would be at a higher cost.

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

      As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Annualized net loan charge-offs, including credit card receivables, totaled $2.4 million and $1.1 million in the first three months of 1997 and 1996, respectively, or 0.83% and 0.39%, respectively, as a percentage of average loans. Excluding credit card receivables, annualized net loan charge-offs as a percentage of average loans were 0.20% and 0.19% during the first quarter 1997 and 1996, respectively.

TABLE 4
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)

                                            March 31,             December 31,
                                        -----------------         ------------
                                        1997         1996               1996
--------------------------------------------------------------------------------
Nonaccrual loans                       $  841      $2,452             $  960
Restructured loans                      1,283         300              1,909
--------------------------------------------------------------------------------
   Total nonperforming loans            2,124       2,752              2,869
Other real estate                       2,986       2,067              3,011
--------------------------------------------------------------------------------
   Total nonperforming assets           5,110       4,819              5,880
================================================================================
Nonperforming assets as a % of loans
   and foreclosed property               0.43%       0.47%              0.52%

Accruing loans past due 90 days        $2,361      $3,193             $2,371
================================================================================

INDUSTRY DEVELOPMENTS

   Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations.

FORWARD-LOOKING STATEMENTS

   From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward- looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding expected levels of past due credit cards may be forward-looking statements and are subject to uncertainties and risks, including, but not limited to, the demand for Carolina First's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors.

                                    PART II

ITEM 1 LEGAL PROCEEDINGS

      The Company and its subsidiaries are from time to time parties to various legal actions arising in the normal course of business. Such items are not expected to have any material adverse effect on the business or financial position of the Company or any of its subsidiaries.

      In April 1997, the Company announced the settlement of two lawsuits involving David Bowers and Monte Bowers, former officers and shareholders of Midlands National Bank, a Newberry, South Carolina bank which merged with Carolina First Bank in 1995. One of the lawsuits had been brought by the Bowers against Carolina First Bank in state court, alleging breach of employment contracts as officers of Carolina First Bank following the merger. The other lawsuit was brought in federal court by Carolina First Bank against the Bowers, alleging that the Bowers had committed bank fraud and securities fraud in connection with the merger. The Company is prohibited from disclosing the terms of the settlement agreement which were favorable to the Company. Both suits have been dismissed in connection with the settlement. In March 1997, the federal court dismissed counterclaims filed in that action by the Bowers, who contended that the Company had misstated earnings and made fraudulent representations in documents involved in the merger. The federal court found no wrongdoing by the Company and no material inaccuracy in the financial statements and merger documents.

      On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, Mack I. Whittle, Jr., William S. Hummers III, Steve Powell and Edward J. Sebastian. The complaint was subsequently amended several times, most recently on February 25, 1997. The recent amended complaint names as additional defendants the majority of the directors of the Company and Carolina First Bank. The named plaintiffs in the amended complaints are Carolina First Corporation, pursuant to Section 33-7-400 of the South Carolina Code of Laws, by and through its minority shareholders, Emory Lester, Beatrice Hutchinson and John Wesley Purdie, Jr. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; breach of fiduciary duty and "constructive fiduciary fraud"; civil conspiracy; and mutual mistake. The factual basis upon which these claims are made generally involves the payment to Messrs. Whittle, Hummers and Powell of a bonus in stock held by the Company in Affinity Technology Group, Inc. ("Affinity") (as reward for their efforts in connection with the Affinity investment), allegedly excessive compensation to the Company's executive officers, transactions between the Company and entities affiliated with Mr. Sebastian, alleged concealment of financial problems, alleged mismanagement by Messrs. Whittle and Hummers involving financial matters and employee matters. The complaint seeks damages for the benefit of the Company as follows: for the first cause of action, an amount that the Defendants have realized from the sale of Affinity stock, director's fees from Mr. Sebastian, certain undetermined amounts arising from conflicts of interest and excessive compensation (summarized as $32 million and the costs of this action). With respect to the second cause of action: damages as much as $9.0 million actual and punitive damages. With respect to the third cause of action: damages as much as $9.0 million actual and punitive damages. With respect to the fourth cause of action: unspecified. With respect to the fourth cause of action: recision of the Affinity bonuses. The Company believes that this lawsuit is without merit and expects to defend it vigorously. A motion to dismiss this action has already been filed but has not yet been heard by the court.

                                    PART II
                                  (Continued)

      In an action instituted by the same attorneys bringing the foregoing derivative action, on December 31, 1996, Dan Beckman, Onida Beckman and Dale Epting filed a class action lawsuit against the Company, Carolina First Bank, a number of their officers and the majority of the directors of the Company and Carolina First Bank. In this action, plaintiffs allege that they are former shareholders of Midlands National Bank and seek to represent a class of all Midlands shareholders involved in the merger of Midlands into Carolina First Bank, asserting that the defendants committed fraud, constructive fraud and breach of fiduciary duty against the defendants by overstating earnings and thereby adversely affecting the consideration received by the Midlands shareholders in connection with the merger of Midlands National Bank into Carolina First Bank. The complaint seeks compensatory damages of approximately $1.8 million and punitive damages in an amount to be determined by a jury, attorneys' fees and other costs. The Company and other named defendants have filed a motion to dismiss all claims asserted in the lawsuit and believe that there are a number of valid defenses available to them. The court has not yet heard the motion to dismiss. Both this case and the case discussed in the preceding paragraph have been designated as complex litigation and have been assigned to a single judge for handling.

ITEM 2 CHANGE IN SECURITIES

      On February 1, 1997, all outstanding shares of the Series 1993B Cumulative Convertible Preferred Stock ("Series 1993B Preferred Stock") were converted into the Company's Common Stock. In connection with such conversion, the Company issued 108,341 shares of its Common Stock.


ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      None.

                                    PART II
                                  (Continued)

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      On May 8, 1997, the Company held its 1997 Annual Meeting of Shareholders. The results of the 1997 Annual Meeting of Shareholders follow.

      Proposal #1 - Election of Directors

      The following persons were elected as Directors with the votes indicated.

                                             % of Voting
                                                Shares       Withheld
                                 In Favor      In Favor      Authority
                                 --------    -----------     ---------
      M. Dexter Hagy             9,156,116      94.20%       564,030
      H. Earle Russell, Jr.      9,188,551      94.53%       531,595
      William R. Timmons, Jr.    9,157,384      94.21%       562,762

      Judd B. Farr, C. Claymon Grimes, Jr., William S. Hummers III, Charles B. Schooler, Elizabeth P. Stall, Eugene E. Stone IV and Mack I. Whittle, Jr. continued in their present terms as directors.

      Proposal #2 - Increase in Authorized Common Stock

      The shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized Common Stock of the Company from 20,000,000 shares to 100,000,000 shares with the votes indicated.

                                                 % of
                                              Outstanding
                               # of Shares      Shares
                               -----------    -----------
            For                  8,480,123      74.67%
            Against              1,153,398
            Abstain                 67,507
            Broker Non-Votes        19,117

      Proposal #3 - Increase in Authorized Preferred Stock

      The Shareholders approved a motion to adjourn the Annual Meeting of Shareholders until May 22, 1997 for the purpose of continuing to receive votes on this proposal to amend the Company's Articles of Incorporation to increase the authorized preferred stock of the Company from 10,000,000 shares to 25,000,000 shares.

                                    PART II
                                  (Continued)

ITEM 5 OTHER INFORMATION

      Pending Acquisition
      On March 14,1997, the Company signed a definitive agreement to acquire Lowcountry Savings Bank, Inc. ("Lowcountry"). The Company plans to merge Lowcountry into Carolina First Bank, a wholly-owned subsidiary of the Company. The Company has agreed to acquire all the outstanding common shares of Lowcountry for approximately $13.3 million, with 60% payable with the Company's $1 par value common stock and 40% payable in cash. Lowcountry has five offices in the greater Charleston area, and at March 31, 1997, had approximately $78 million in assets and $64 million in deposits. The Company will record the acquisition using the purchase method of accounting.

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

                                 Carolina First Corporation


                                 William S. Hummers, III
                                 -----------------------
                                 Executive Vice President,
                                   Secretary
                                 (Principal Financial and
                                   Accounting Officer)