Form 10-Q
period 1997-06-30
CAROLINA FIRST CORP
filed 1997-08-13
CIK 797871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to _________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]    No [  ]

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 10, 1997 was 12,128,033, which included 508,533 shares which became issuable on July 18, 1997 in connection with the registrant's acquisition of Lowcountry Savings Bank, Inc.

CONSOLIDATED BALANCE SHEETS
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
(UNAUDITED)
($ IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         JUNE 30,                  DECEMBER 31,
                                                           --------------------------------   ------------------
ASSETS                                                           1997              1996               1996
                                                           --------------------------------   ------------------
Cash and due from banks..................................  $      69,191   $        63,121  $            86,322
Interest-earning deposits with banks.....................         28,401            15,786               26,037
Securities
   Trading...............................................          1,619             4,515                2,005
   Available for sale....................................        227,946           202,769              213,889
   Held for investment (market value $32,416, $26,939,
     and $29,861, respectively)..........................         32,126            27,026               29,465
                                                           --------------    --------------   ------------------

     Total securities....................................        261,691           234,310              245,359
                                                           --------------    --------------   ------------------
Loans held for sale......................................         50,181             9,532               10,449
Loans....................................................      1,220,024         1,112,823            1,128,537
   Less unearned income..................................        (14,514)           (9,785)             (14,211)
   Less allowance for loan losses........................        (12,175)           (9,070)             (11,290)
                                                           --------------    --------------    -----------------

     Net loans...........................................      1,193,335         1,093,968            1,103,036
                                                           --------------    --------------   ------------------
Premises and equipment...................................         30,298            40,055               32,418
Accrued interest receivable..............................         12,336            13,100               11,913
Other assets.............................................         60,344            53,140               58,670
                                                           --------------    --------------   ------------------

                                                         $     1,705,777   $     1,523,012  $         1,574,204
                                                           ==============    ==============   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Deposits
    Noninterest-bearing..................................$       228,933   $       157,011  $           194,067
    Interest-bearing.....................................      1,103,618         1,009,205            1,086,983
                                                           --------------    --------------   -----------------

      Total deposits.....................................      1,332,551         1,166,216            1,281,050
  Borrowed funds.........................................        217,124           215,694              146,270
  Subordinated notes.....................................         25,425            25,301               25,361
  Accrued interest payable...............................         10,529             8,307                9,672
  Other liabilities......................................          9,707             8,845                6,887
                                                           --------------    --------------  ------------------

      Total liabilities.................................       1,595,336         1,424,363            1,469,240
                                                           --------------    --------------   ------------------

SHAREHOLDERS' EQUITY
  Preferred stock-no par value; authorized 10,000,000
     shares; issued and outstanding Series 1993B
     (liquidation preference $20 per share) none,
     51,112, and 49,141 shares, respectively...........               --               983                  943
  Common stock-par value $1 per share; authorized
     100,000,000 shares; issued and outstanding 11,379,286,
     9,264,199, and 11,225,568 shares, respectively.......        11,379             9,264               11,226
  Surplus.................................................        85,029            84,734               83,598
  Retained earnings.......................................        14,201             5,331                9,546
  Guarantee of Employee Stock Ownership Plan debt and
     nonvested restricted stock...........................          (588)           (1,100)                (832)
  Unrealized gain (loss) on securities available for sale,
     net of tax...........................................          420              (563)                 483
                                                          --------------    --------------   ------------------
      Total shareholders' equity..........................       110,441            98,649              104,964
                                                          --------------    --------------   ------------------
                                                         $     1,705,777   $     1,523,012  $         1,574,204
                                                          ==============    ==============   ==================

CONSOLIDATED STATEMENTS OF INCOME
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
(UNAUDITED)
($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                              -------------------------------------   -----------------------------------
                                                    1997                1996               1997                1996
                                              -------------------------------------   -----------------------------------
INTEREST INCOME
  Interest and fees on loans.............     $          28,353    $        25,240    $        55,271     $       50,599
  Interest and dividends on securities...                 3,365              3,043              6,625              5,577
  Interest on short-term investments.....                   232                247                446                451
                                              ------------------   ----------------   ----------------    ---------------
    Total interest income...................             31,950             28,530             62,342             56,627
                                              ------------------   ----------------   ----------------    ---------------
INTEREST EXPENSE
  Interest on deposits.....................              12,605             11,775             25,306             23,131
  Interest on borrowed funds...............               3,484              2,842              5,723              6,156
                                              ------------------   ----------------   ----------------    ---------------
    Total interest expense.................              16,089             14,617             31,029             29,287
                                              ------------------   ----------------   ----------------    ---------------
    Net interest income....................              15,861             13,913             31,313             27,340
PROVISION FOR LOAN LOSSES..................               3,041              1,775              5,993              3,275
                                              ------------------   ----------------   ----------------    ---------------
    Net interest income after provision
       for loan losses......................             12,820             12,138             25,320             24,065
                                              ------------------   ----------------   ----------------    ---------------
NONINTEREST INCOME
  Service charges on deposit accounts.......              1,733              1,641              3,362              3,117
  Mortgage banking income...................                824                560              1,352              1,136
  Fees for trust services...................                375                308                758                644
  Loan securitization income................               (105)               533               (164)             1,149
  Gain on sale of branches..................              2,250                 --              2,250                 --
  Gain on sale of securities................                798                 36                882                706
  Sundry....................................                729                545              1,256              1,161
                                              ------------------   ----------------   ----------------    ---------------
    Total noninterest income................              6,604              3,623              9,696              7,913
                                              ------------------   ----------------   ----------------    ---------------
NONINTEREST EXPENSES
  Personnel expense.........................              6,449              5,795             12,702             12,662
  Occupancy.................................              1,228              1,049              2,472              2,157
  Furniture and equipment...................                951                913              1,871              1,746
  Sundry....................................              3,611              3,920              8,060              7,791
                                              ------------------   ----------------   ----------------    ---------------
    Total noninterest expenses..............             12,239             11,677             25,105             24,356
                                              ------------------   ----------------   ----------------    ---------------
    Income before income taxes..............              7,185              4,084              9,911              7,622
Income taxes................................              2,524              1,412              3,533              2,722
                                              ------------------   ----------------   ----------------    ---------------
    Net income .............................              4,661              2,672              6,378              4,900
Dividends on preferred stock................                 --                 16                 --                 32
                                               ----------------    ----------------    ---------------    ----------------
    Net income applicable to common
        shareholders.......................   $           4,661  $           2,656  $           6,378   $          4,868
                                              ==================   ================   ================    ===============

NET INCOME PER COMMON SHARE:*
    Primary.................................  $           0.41   $            0.24  $            0.56   $           0.47
    Fully diluted...........................               0.41               0.24               0.56               0.43
AVERAGE COMMON SHARES OUTSTANDING:*
    Primary.................................         11,436,115         11,234,497         11,439,179         10,387,608
    Fully diluted...........................         11,436,115         11,347,200         11,456,636         11,335,164
CASH DIVIDENDS DECLARED PER COMMON SHARE*...  $            0.07  $            0.06   $           0.14   $           0.12

*Share data have been restated to reflect the six-for-five stock split declared 12/18/96.

CONSOLIDATED STATEMENT OF CASH FLOWS
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
(UNAUDITED)
($ IN THOUSANDS)


                                                                        SIX MONTHS ENDED
                                                                              JUNE 30,
                                                              --------------------------------------
                                                                    1997                 1996
                                                              --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...............................................$            6,378   $            4,900
  Adjustments to reconcile net income to net cash
       used for operations
      Depreciation..........................................             1,256                1,631
      Amortization of intangibles...........................             1,103                  909
      Provision for loan losses.............................             5,993                3,275
      Gain on sale of branches..............................            (2,250)                  --
      Gain on sale of mortgage servicing rights.............                --                 (121)
      Gain on sale of securities............................              (882)                (706)
      Unrealized loss on trading securities.................                 2                   95
      Originations of mortgage loans held for sale..........           (89,495)             (93,210)
      Sale of mortgage loans held for sale..................            65,380               74,388
      Proceeds from sale of trading securities..............           455,269              285,335
      Proceeds from maturity of trading securities..........             9,043                9,568
      Purchase of trading securities........................          (463,792)            (293,592)
      Increase in accrued interest receivable...............              (423)              (2,271)
      Increase in accrued interest payable..................               857                1,570
      Increase in other assets..............................            (2,150)              (5,680)
      Increase in other liabilities.........................             2,693                4,765
                                                              -----------------    -----------------
    Net cash used for operating activities..................           (11,018)              (9,144)
                                                              -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in interest-earning deposits with banks......            (2,364)              (7,123)
  Proceeds from sale of securities available for sale.......             2,084               10,818
  Proceeds from maturity of securities available for sale...            91,877               30,366
  Proceeds from maturity of securities held for investment..             1,092                1,785
  Purchase of securities available for sale.................          (107,350)             (98,438)
  Purchase of securities held for investment................            (3,753)              (2,522)
  Purchase of loans.........................................           (18,779)             (30,312)
  Net increase in loans.....................................          (108,496)            (100,486)
  Securitization and sale of commercial loans...............                --               95,528
  Capital expenditures......................................              (817)              (1,556)
  Proceeds from sale of mortgage servicing rights...........                --                  900
  Net cash outflow from sale of branches....................           (35,656)                  --
                                                              -----------------    -----------------
    Net cash used for investing activities .................          (182,162)            (101,040)
                                                              -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits..................................           106,109               70,725
  Increase  in borrowed funds...............................            70,854               27,859
  Redemption of preferred stock.............................                --                 (204)
  Cash dividends paid.......................................            (1,581)              (1,683)
  Other common stock activity...............................               667                  838
                                                              -----------------    -----------------
    Net cash provided by financing activities...............           176,049               97,535
                                                              -----------------    -----------------
Net change in cash and due from banks.......................           (17,131)             (12,649)
Cash and due from banks at beginning of period..............            86,322               75,770
                                                              -----------------    -----------------
Cash and due from banks at end of period....................$           69,191   $           63,121
                                                              =================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   CAROLINA FIRST CORPORATION AND SUBSIDIARIES


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 1996 Annual Report to Shareholders.


(2)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to approximately $30,172,000 for the six months ended June 30, 1997. Income tax payments of $3,000,000 and $83,000 were made for the six months ended June 30, 1997 and June 30, 1996, respectively.


(3)      BUSINESS COMBINATIONS

         On April 6, 1997, the Company completed the sale of five branches located in Barnwell, Blackville, Salley, Springfield and Williston to The Bank of Barnwell County, a wholly-owned subsidiary of Community Capital Corporation, headquartered in Greenwood, South Carolina. In connection with this transaction, Carolina First Bank recorded a gain of $2,250,000 and sold loans of approximately $15 million and deposits of approximately $55 million.

         On July 1, 1997, the Company signed a definitive agreement to acquire First Southeast Financial Corporation ("First Southeast"), the holding company for First Federal Savings and Loan Association of Anderson ("First Federal") based in Anderson, South Carolina. First Southeast shareholders will receive 1.0 share of the Company's common stock for each share of First Southeast stock, subject to adjustment in the event of a 10% movement in the Company's stock based on a price of $15.2125. This transaction is expected to result in the issuance of approximately 4,388,231 shares of the Company's common stock. At June 30, 1997, First Southeast had approximately $349 million in assets, $274 million in loans and $285 million in deposits. The Company will record the acquisition using the purchase method of accounting. This transaction, which is subject to receipt of shareholder and regulatory approvals, is expected to be completed during the fourth quarter.

         On July 18, 1997, the Company acquired Lowcountry Savings Bank, Inc., a South Carolina- chartered savings bank headquartered in Mt. Pleasant, South Carolina ("Lowcountry"), through the merger of Lowcountry with and into Carolina First Bank. The Lowcountry transaction was accounted for as a purchase and resulted in the payment of approximately $13 million for the outstanding shares of Lowcountry common stock. Of this amount, approximately $4.8 million was paid in cash, and approximately $8.2 million was paid in the form of the issuance of 508,533 shares of the Company's common stock. At June 30, 1997, Lowcountry operated through five locations in the Mt. Pleasant/Charleston area and had approximately $80 million in assets. In connection with the Lowcountry transaction, Carolina First Bank received approximately $73 million in loans and approximately $64 million in deposits.

(4)      SECURITIES

         The net unrealized gain on securities available for sale decreased $381,000 for the six months ended June 30, 1997.


(5)      COMMON STOCK

         Primary earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed exercise of dilutive stock options, using the treasury stock method. Primary earnings per share also reflect provisions for dividend requirements on all outstanding shares of preferred stock.

         Fully diluted earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed conversion of convertible preferred stock into common stock and the assumed exercise of dilutive stock options using the treasury stock method.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute the earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share (to be called "basic earnings per share"), the dilutive effect of stock options will be excluded. Fully diluted earnings per share (to be called "diluted earnings per share") will continue to be calculated using the treasury stock method with one difference. Instead of using the higher of the quarter end stock price or the average stock price for the quarter in calculating the dilutive effect, the average stock price for the quarter will always be used. The new requirements are not expected to have a material impact on the Company's earnings per share.


(6)      COMMITMENTS AND CONTINGENT LIABILITIES

         In March 1997, the federal court dismissed counterclaims filed by the Bowers (described in earlier public filings), who contended that the Company has misstated earnings and made fraudulent representations in connection with the merger of Midlands National Bank ("Midlands") into Carolina First Bank (the"Merger") in June 1995. In April 1997, the Company announced the settlement of two lawsuits involving David Bowers and Monte Bowers, former officers and shareholders of Midlands. One of the lawsuits had been brought by the Bowers against Carolina First Bank in state court, alleging breach of employment contracts as officers of Carolina First Bank following the Merger. The other lawsuit was brought in federal court by Carolina First Bank against the Bowers, alleging that the Bowers had committed bank fraud and securities fraud in connection with the Merger. The Company is prohibited from disclosing the specific terms of the settlement agreement. Both suits have been dismissed in connection with the settlement.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND WITH THE STATISTICAL INFORMATION AND FINANCIAL DATA APPEARING IN THIS REPORT AS WELL AS THE 1996 ANNUAL REPORT OF CAROLINA FIRST CORPORATION (THE "COMPANY") ON FORM 10-K. RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 ARE NOT NECESSARILY INDICATIVE OF RESULTS TO BE ATTAINED FOR ANY OTHER PERIOD.


OVERVIEW

         The Company, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institution, which commenced banking operations in December 1986, and currently conducts business through 54 locations in South Carolina. The Company operates through four subsidiaries: Carolina First Bank, a state-chartered commercial bank; Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking operation; Blue Ridge Finance Company, Inc. ("Blue Ridge"), an automobile finance company; and CF Investment Company, a small business investment company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. At June 30, 1997, the Company had approximately $1.7 billion in assets, $1.3 billion in loans, $1.3 billion in deposits and $110.4 million in shareholders' equity.

         Net income for the second quarter of 1997 was $4.7 million, or $0.41 per fully diluted share, compared with $2.7 million, or $0.24 per fully diluted share, for the same time period of 1996. Second quarter 1997 earnings included $1.5 million (after-tax), or $0.13 per fully diluted share, from a gain associated with the sale of five branches. The increase in net income during the second quarter of 1997 was a result of increases in both net interest income and noninterest income. The increase in net interest income was attributable to higher average earning assets, which increased 12%, and a higher net interest margin. Noninterest income included a gain of $2,250,000 from the sale of branches and a gain of $798,000 from the sale of securities. These increases were partially offset by an increase in the provision for loan losses and lower loan securitization income, primarily from higher credit card charge-offs than those historically experienced. Net income for the first six months of 1997 totaled $6.4 million, or $0.56 per fully diluted share, compared with $4.9 million, or $0.43 per fully diluted share, for the same period of 1996.

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

         On April 6, 1997, the Company completed the sale of five branches located in Barnwell, Blackville, Salley, Springfield and Williston to The Bank of Barnwell County, a wholly-owned subsidiary of Community Capital Corporation, headquartered in Greenwood, South Carolina. In connection with this transaction, Carolina First Bank recorded a gain of $2,250,000 and sold loans of approximately $15 million and deposits of approximately $55 million.

         On July 1, 1997, the Company signed a definitive agreement to acquire First Southeast Financial Corporation ("First Southeast"), the holding company for First Federal Savings and Loan Association of Anderson ("First Federal") based in Anderson, South Carolina. First Federal will be merged into Carolina First Bank, a wholly-owned subsidiary of Carolina First Corporation, and its operations will become part of the operations of Carolina First Bank. First Southeast shareholders will receive 1.0 share of the Company's Common Stock for each share of First Southeast stock, subject to adjustment in the event of a 10% movement in the Company's stock based on a price of $15.2125. This transaction is expected to result in the issuance of approximately 4,388,231 shares of the Company's common stock. At June 30, 1997, First Southeast had approximately $349 million in assets, $274 million in loans and $285 million in deposits. The Company will record the acquisition using the purchase method of accounting. This transaction, which is subject to receipt of shareholder and regulatory approvals, is expected to be completed during the fourth quarter of 1997. On July 29, 1997, the Company filed a registration on Form S-4 with the Securities and Exchange Commission to register additional shares of common stock expected to be issued in connection with the First Southeast merger.

         On July 18, 1997, the Company acquired Lowcountry Savings Bank, Inc., a South Carolina- chartered savings bank headquartered in Mt. Pleasant, South Carolina ("Lowcountry"), through the merger of Lowcountry with and into Carolina First Bank. The Lowcountry transaction was accounted for as a purchase and resulted in the payment of approximately $13 million for the outstanding shares of Lowcountry common stock. Of this amount, approximately $4.8 million was paid in cash, and approximately $8.2 million was paid in the form of the issuance of 508,533 shares of the Company's common stock. At June 30, 1997, Lowcountry operated through five locations in the Mt. Pleasant/Charleston area and had approximately $80 million in assets. In connection with the Lowcountry transaction, Carolina First Bank received approximately $73 million in loans and approximately $64 million in deposits.


EQUITY INVESTMENTS

INVESTMENT IN AFFINITY TECHNOLOGY GROUP, INC.

         At June 30, 1997, the Company (through its subsidiary Blue Ridge) owned 128,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 5,871,340 shares for approximately $0.0001 per share ("Affinity Warrant"), or approximately 17% of Affinity's outstanding common stock. At June 30, 1997, the investment in Affinity's common stock, included in securities available for sale, was recorded at its market value of $497,000. The Affinity Warrant was not reported on the Company's balance sheet as of June 30, 1997.

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

INVESTMENT IN NET.B@NK, INC.

         On July 31, 1997, Net.B@nk, Inc. ("Net.B@nk") completed its initial public offering of common stock. Net.B@nk owns and operates the Atlanta Internet Bank, FSB ("Atlanta Internet Bank"), a FDIC- insured federal savings bank that provides banking services to consumers utilizing the Internet for their commercial and financial services. Carolina First Bank assisted with the development of Atlanta Internet Bank, including offering of Atlanta Internet Bank as a service of Carolina First Bank prior to the completion of Net.B@nk's initial public offering. In connection with Net.B@nk's initial public offering, the Company sold 150,000 shares of its Net.B@nk common stock. The Company owns 1,175,000 shares of Net.B@nk's common stock, or approximately 18% of the outstanding shares. Under the terms of the Office of Thrift Supervision's approval of Atlanta Internet Bank, certain insiders, including the Company, may not sell shares of Net.B@nk for three years following the initial public offering. Carolina First Bank has been reimbursed by Net.B@nk for approximately $2 million of start-up costs, included in other assets as of June 30, 1997, related to the development of Atlanta Internet Bank.


EARNINGS REVIEW

NET INTEREST INCOME

         The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax equivalent net interest income increased $4.3 million, or 16%, to $31.7 million for the first six months of 1997 from $27.4 million for the first six months of 1996. The increase resulted principally from a higher level of average earning assets and a higher net interest margin. The growth in average earning assets, which increased $152.6 million, or 12%, to approximately $1.4 billion in the first six months of 1997 from $1.3 billion in the first six months of 1996, resulted from an increase in both loans and investment securities. Average loans and average investment securities increased $111.3 million and $29.1 million, respectively, in the first six months of 1997 compared with the first six months of 1996.

         The net interest margin for the six months ended June 30, 1997 of 4.45% was higher than the margin of 4.29% for the same period of 1996. Deposits as a percentage of interest-bearing liabilities increased to 85% in 1997 from 83%. The cost of deposits was lower than the cost of borrowed funds (which make up the remainder of interest-bearing liabilities), thus lowering the overall cost of funds. The higher net interest margin in the first six months of 1997 resulted principally from the benefit of leverage from higher levels of noninterest-bearing deposits. A significant portion of the increase in noninterest- bearing deposits was associated with Carolina First Bank's agreement with Net.B@nk to offer Atlanta Internet Bank as a service of Carolina First Bank. Atlanta Internet Bank deposits were transferred to Net.B@nk on July 31, 1997 resulting in a reduction in Carolina First Bank's total noninterest-bearing deposits of approximately $43 million. This transfer of deposits is expected to put downward pressure on the Company's net interest margin from losing the leverage benefit from the Atlanta Internet Bank deposits.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $6.0 million for the first six months of 1997 and $3.3 million for the first six months of 1996. The 1997 provision for loan losses was increased principally as a result of Carolina First Bank's credit card activities and consumer credit concerns. During the first six months of 1997, credit card charge-offs totaled $3.4 million, which was considerably higher than the level of charge-offs historically experienced.

         Management currently anticipates that loan growth will continue in 1997. New market areas are expected to contribute to 1997 portfolio growth. Management intends to closely monitor economic trends and the potential effect on Carolina First Bank's loan portfolio.

NONINTEREST INCOME

         Noninterest income increased to $9.7 million for the six months ended June 30, 1997 from $7.9 million for the same period of 1996. During the second quarter of 1997, the Company recorded a gain on the sale of branches of $2,250,000. See "OVERVIEW." The Company recognized gains on the sale of securities of $882,000 and $706,000 in the first six months of 1997 and 1996, respectively. The securities gain in 1997 included $745,000 from the sale of ComSouth Bankshares, Inc. stock. The securities gain in 1996 included $587,000 from the disposition of equity investments (offset by $587,000 recorded as compensation expense) related to the award of Affinity stock to certain officers of the Company deemed most responsible for the Company's investment in Affinity. Excluding the asset sale and securities transactions discussed above, noninterest income decreased $600,000 to $6.6 million for the six months ended June 30, 1997 from $7.2 million for the same period of 1996. This decrease was attributable to lower loan securitization income, which declined $1.3 million for the first six months of 1997 compared with the year earlier period, resulting from higher credit card charge-offs associated with the securitized credit card trust.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 8% to $3.4 million in the first six months of 1997 from $3.1 million in the first six months of 1996. Average deposits for the same period increased 12.4%. The increase in service charges was attributable to attracting new transaction accounts and improved collection results. In addition, effective March 1, 1997, Carolina First Bank implemented increases in some of its existing service charges.

         During the first six months of 1997, the Company had a loss of $164,000 from its interests in the credit card and commercial real estate loan trusts, compared to income of $1.1 million for the same period in 1996. Loan securitization income is net of charge-offs associated with the loans in the trusts. Loan securitization income related to credit cards declined significantly to a loss of $479,000 for the first half of 1997, compared with income of $862,000 for the first half of 1996. The loan securitization income was negatively impacted by greater than expected charge-offs in the credit card securitization. The Company completed the securitization of approximately $116 million in commercial real estate loans on March 14, 1996. Securitization income for the commercial real estate loan trust, which has not experienced charge-off problems, totaled $315,000 for the first six months of 1997, compared with $287,000 for the same period of 1996.

         Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first six months of 1997 increased 19% to $1.3 million, compared with $1.1 million in the first six months of 1996. The increase is attributable to higher gains on the sale of loans partially offset by lower origination volumes.

         Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $957,000 in the first six months of 1997, up from $724,000 for the first six months of 1996. This increase resulted from selling mortgage loans at a gain in 1997. A loss was recognized on the sale of mortgage loans in the first half of 1996. Loans totaling approximately $24 million and $74 million were sold in the first half of 1997 and 1996, respectively. This increase from the sale of mortgage loans was partially offset by a 4% decrease in origination fees attributable to lower internally originated loan volume as a result of higher mortgage loan rates.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At June 30, 1997, CF Mortgage was servicing or subservicing 15,792 loans having an aggregate principal balance of approximately $1.4 billion.

         Servicing income from non-affiliated companies, net of the related amortization for the mortgage servicing rights and subservicing payments, was $395,000, compared with $412,000 for the first six months of 1996. Although the volume of loans serviced increased to $1.4 billion at June 30, 1997 from $985 million at June 30, 1996, the related amortization for the mortgage servicing rights increased due to accelerated prepayments leading to a decline in servicing income. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

         Fees for trust services in the first six months of 1997 of $758,000 were 18% above the $644,000 earned in the same period of 1996. At June 30, 1997, Carolina First Bank's trust department had assets under management of approximately $449 million. Fees for trust services increased as a result of the generation of new trust business and additional assets under management.

NONINTEREST EXPENSES

         Noninterest expenses increased $749,000, or 3%, to $25.1 million in the first six months of 1997 from $24.4 million in the first six months of 1996. In the first quarter of 1996, approximately $587,000 was recorded as compensation expense related to a non-recurring award of Affinity stock to certain officers of the Company. The increase in expenditures reflects the cost of operating in new markets, the costs associated with the purchase of additional automated teller machines ("ATMs") to better service existing customers, and higher advertising expense related to campaigns to attract new deposit balances. Excluding the nonrecurring compensation expense, noninterest expenses increased $1.3 million, or 6%, from $23.8 million for the first six months of 1996.

         Salaries and wages and employee benefits, excluding the $587,000 in non-recurring compensation expense in 1996, increased $627,000 to $12.7 million in the first six months of 1997. Full-time equivalent employees increased to 622 at June 30, 1997 from 605 at June 30, 1996.

         Occupancy and furniture and equipment expenses increased $440,000, or 11%, to $4.3 million for the six months ended June 30, 1997 from $3.9 million for the six months ended June 30, 1996. This increase resulted principally from the opening of a new Hilton Head office and the addition of thirteen new ATMs since the beginning of 1996, setting the total number of ATMs at 31.

         Sundry noninterest expenses increased $269,000, or 4%, to $8.1 million in the first six months of 1997 from $7.8 million in the first six months of 1996. The overall increase in sundry noninterest expenses was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest items of sundry noninterest expense were stationery, supplies, printing, legal fees and advertising. During the second half of 1997, the Company expects to incur increased amortization of intangibles related to the acquisition of Lowcountry in July 1997 and the planned acquisition of First Southeast in the fourth quarter of 1997. Both acquisitions will be accounted for using the purchase method of accounting.

COMPARISON FOR THE QUARTERS ENDED JUNE 30, 1997 AND JUNE 30, 1996

         Net income increased in the second quarter of 1997 to $4.7 million from $2.7 million in the second quarter of 1996. Fully diluted earnings per share increased to $0.41 in the second quarter of 1997, compared with $0.24 in the second quarter of 1996. Second quarter 1997 earnings included $1.5 million (after-tax), or $0.13 per fully diluted share, from a gain associated with the sale of five branches.

         Net interest income increased $1.9 million to $15.9 million for the three months ended June 30, 1997 from $13.9 million for the comparable period in 1996. This increase was primarily attributable to a higher level of average earning assets. Earning assets averaged $1.5 billion and $1.3 billion in the second quarters of 1997 and 1996, respectively. The net interest margin was slightly higher in 1997 at 4.38% for the second quarter, compared with 4.31% for the second quarter of 1996.

         Noninterest income, excluding the gains on the sale of branches and securities, was comparable between years at $3.6 million for the second quarters of 1997 and 1996. Loan securitization income decreased significantly to a loss of $105,000 for the second quarter of 1997 from income of $533,000 for the second quarter of 1996. This decrease was attributable to higher credit card charge-offs for credit card loans in the securitized credit card trust. The majority of this decline was offset by increases in service charges on deposit accounts, mortgage banking income and fees for trust services.

         Noninterest expenses increased $562,000, or 5%, to $12.2 million for the three months ended June 30, 1997 from $11.7 million for the three months ended June 30, 1996. The majority of this change was due to higher salaries, wages and benefits expense which increased from $5.8 million for the second quarter of 1996 to $6.4 million for the second quarter of 1997. Occupancy and furniture and equipment expense increased slightly to $2.2 million during second quarter 1997 from $2.0 million during second quarter 1996. Sundry noninterest expenses decreased 8% from second quarter 1996 to second quarter 1997, largely because of reductions in professional fees, legal fees and losses on other real estate owned.

BALANCE SHEET REVIEW

LOANS

         The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial majority of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At June 30, 1997, the Company had total loans outstanding of $1.3 billion which equaled approximately 94% of the Company's total deposits and approximately 74% of the Company's total assets. The composition of the Company's loan portfolio at June 30, 1997 follows: commercial and commercial mortgage 67%, consumer 10%, residential mortgage 8%, lease receivables 7%, credit card 5% and construction 3%.

         The Company's loans increased $143.1 million, or 13%, to approximately $1.3 billion at June 30, 1997 from $1.1 billion at June 30, 1996 and increased $130.9 million from approximately $1.1 billion at December 31, 1996. This increase was net of 1997 loan sales of approximately $15 million from the sale of branches to The Bank of Barnwell County and $65 million from mortgage loans sold. Loan balances as of June 30, 1997 included $19 million of lease receivables purchased during 1997. Adjusting for the 1997 loan sales and purchases, internal loan growth was approximately $192.5 million, or an annualized rate of 34.2%, during the first six months of 1997.

         The Company had loans to 92 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $281.0 million, or 22%, of the Company's loan portfolio in 1997. The Company had loans to 13 borrowers having principal amounts in excess of $5 million, which loans accounted for $87.0 million, or 7%, of the Company's loan portfolio in 1997. For the same time period in 1996, the Company had loans to 50 borrowers with principal amounts ranging from $2 million to $5 million, which accounted for $150.5 million, or 14%, of the Company's loan portfolio. The Company had loans to four borrowers having principal amounts in excess of $5 million, which loans accounted for $25.3 million, or 2%, of the Company's loan portfolio in 1996. Although the larger loans have increased as a percentage of the total loan portfolio, the Company has attempted to limit its risk exposure on these loans through securitization and participations. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

         For the first six months of 1997, the Company's loans averaged $1.2 billion with a yield of 9.33%, compared with $1.1 billion and a yield of 9.42% for the same period of 1996. The decline in loan yield was partially attributable to the funding of credit card loans from a first quarter 1997 credit card solicitation at a teaser rate. The teaser rate from the 1997 solicitation will expire in August 1997. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

         Securitization and packaging and selling loans are part of the Company's funding strategy. The Company engages in these transactions because they fund loan growth by moving loans off-balance-sheet while allowing the Company to retain the related income stream and servicing relationships.

         The Company has entered into an agreement with the Atlanta Internet Bank to sell approximately $30 million in mortgage, home equity and consumer loans at the current market rate. This sale of loans is expected to be completed in August 1997.

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

         The allowance for loan losses totaled $12.2 million, or 1.01% of loans net of unearned income excluding loans held for sale, at the end of June 1997, compared with $9.1 million, or 0.82% of loans net of unearned income excluding loans held for sale, at the end of June 1996. At December 31, 1996, the allowance for loan losses was $11.3 million, or 1.01% of loans net of unearned income excluding loans held for sale. The allowance for loan losses as a percentage of nonperforming loans was 591% and 552% as of June 30, 1997 and 1996, respectively.

         Annualized net charge-offs as a percentage of average loans during the first six months of 1997 were 0.96%, compared with 0.64% for the first six months of 1996. Excluding credit cards, annualized net charge-offs as a percentage of average loans were 0.54% during the second quarter of 1997 compared with 0.46% in the second quarter of 1996. During the first six months of 1997, net charge-offs for credit cards totaled $3.4 million, a higher level than those historically experienced. The Company has examined various options for the credit card portfolio, including selling part of the portfolio, and has determined to continue to hold the portfolio. The Company's credit card servicer has made some meaningful changes regarding collection procedures including linking servicing fees to collection results, staffing changes and incentives for collectors.

         Table 1 presents changes in the allowance for loan losses.

TABLE 1
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)


                                                                                  At and for
                                             At and for the six months          the year ended
                                                    ended June 30,               December 31,
                                               1997            1996                   1996
----------------------------------------------------------------------------------------------
Balance at beginning of period             $   11,290     $    8,661        $        8,661
Valuation allowance for loans purchased           364            592                 1,261
Provision for loan losses                       5,993          3,275                10,263
Charge-offs:
         Credit cards                           3,386          1,792                 4,072
         Bank loans, leases & Blue Ridge        2,943          2,375                 4,085
         Fraudulent acquired loans                  0              0                 1,303
Recoveries                                        857            709                   565
----------------------------------------------------------------------------------------------
         Net charge-offs                        5,472          3,458                 8,895
----------------------------------------------------------------------------------------------
Allowance at end of period                 $   12,175     $    9,070        $       11,290
==============================================================================================


         At June 30, 1997, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan", was $778,000. The related allowance for these impaired loans was $601,000. The average recorded investment and foregone interest on impaired loans during the six months ended June 30, 1997 was approximately $826,000 and $44,000, respectively. For the six months ended June 30, 1997, the Company recognized interest income on impaired loans of $56,000.

SECURITIES

         At June 30, 1997, the Company's total investment portfolio had a book value of $261.0 million and a market value of $262.0 million for an unrealized net gain of approximately $1.0 million. The investment portfolio had a weighted average maturity of approximately 1.7 years. Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $228.4 million in the first six months of 1997, 15% above the first six month 1996 average of $199.2 million. The increase in the securities balance was due to increasing the Company's investment in short-term government securities to increase the Company's liquidity. The average portfolio yield increased to 6.18% for the first six months of 1997 from 5.98% for the first six months of 1996. The portfolio yield increased due to maturities of lower yielding government securities which were reinvested at higher rates. At June 30, 1997, securities totaled $261.7 million, up $27.4 million from the $234.3 million invested as of the second quarter end 1996 and up $16.3 million from the December 31, 1996 balance of $245.4 million.

         At June 30, 1997, the Company owned 128,366 shares of common stock of Affinity and a warrant to purchase an additional 5,871,340 shares of Affinity's common stock at a purchase price of $0.0001 per share. As of June 30, 1997, the investment in Affinity's common stock, included in securities available for sale, was recorded at its market value of $497,000. The Affinity Warrant was not included in securities at June 30, 1997.

OTHER ASSETS

         At June 30, 1997, other assets included other real estate owned of $2.4 million, intangible assets (excluding mortgage servicing rights) of $15.8 million and mortgage servicing rights of $17.5 million. At June 30, 1996, other assets included other real estate owned of $2.8 million, intangible assets (excluding mortgage servicing rights) of $17.4 million and mortgage servicing rights of $8.4 million. The intangible assets balance at June 30, 1997 was attributable to goodwill of $7.3 million, core deposit balance premiums of $8.3 million and purchased credit card premiums of $173,000. The Company expects the goodwill and core deposit premium balances to increase significantly during the remainder of 1997 in connection with the Company's acquisition of Lowcountry in July 1997 and the planned acquisition of First Southeast in the fourth quarter of 1997. Both acquisitions will be recorded using the purchase method of accounting.

INTEREST-BEARING LIABILITIES

         During the first six months of 1997, interest-bearing liabilities averaged $1.1 billion, compared with $987 million for the comparable period of 1996. This increase resulted principally from internal deposit growth related to account promotions, sales efforts and entrance into new markets. The average interest rates remained constant at 4.74% for the first six months of both 1997 and 1996. At June 30, 1997, interest-bearing deposits comprised approximately 84% of total deposits and 85% of interest-bearing liabilities. For the first six months of 1997, average borrowed funds, which included Federal Home Loan Bank ("FHLB") advances and other short-term borrowings, totaled $188.3 million, compared with $206.6 million for the first six months of 1996. This decrease was attributable to average advances from the FHLB which declined to $62.5 million for the first six months of 1997 from $85.0 million for the comparable period a year earlier. The Company increased its FHLB advances to $105.0 million at June 30, 1997 from $40.0 million at December 31, 1996. FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions given the competitiveness of the deposit market and the Company's cost of funds. The Company has increased its emphasis on retail banking and raises deposits through market promotions and sales efforts. In general, the Company believes that potential benefits of cross-selling these customers other products and services would offset any increase in the cost of funds over the rate paid for FHLB advances.

         Carolina First Bank's primary source of funds for loans and investments is its deposits which are gathered through Carolina First Bank's branch network. Deposits grew 14% to $1.3 billion at June 30, 1997 from $1.2 billion at June 30, 1996. At December 31, 1996, deposits totaled $1.3 billion. During the second quarter of 1997, approximately $55 million in deposits were sold as part of the sale of five branch offices. Internal growth, particularly from account promotions and new markets, generated the new deposits. During the first six months of 1997, total interest-bearing deposits averaged $1.1 billion with a rate of 4.74%, compared with $987.0 million with a rate of 4.74% in 1996. During the first six months of 1997, deposit pricing was very competitive in Carolina First Bank's market areas, resulting in upward pressure on deposit interest rates. The Company expects this competitive deposit environment to continue.
The Company does not believe that it has any brokered deposits.

         Average noninterest-bearing deposits, which increased 35% during the year, increased to 16.0% of average total deposits in the first six months of 1997 from 13.2% in the first six months of 1996. This increase was primarily attributable to new accounts from offering the Atlanta Internet Bank service, commercial loan customers and escrow balances related to mortgage servicing operations. Atlanta Internet

Bank deposits were transferred to Net.B@nk on July 31, 1997 resulting in a reduction in Carolina First Bank's total deposits of approximately $43 million, which will decrease Carolina First Bank's noninterest- bearing deposit balances.

         The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 86% for the first six months of 1997. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.

CAPITAL RESOURCES AND DIVIDENDS

         Total shareholders' equity amounted to $110.4 million, or 6.47% of total assets, at June 30, 1997, compared with $98.6 million, or 6.48% of total assets, at June 30, 1996. At December 31, 1996, shareholders' equity totaled $105.0 million, or 6.67% of total assets. The $5.4 million increase in total shareholders' equity since December 31, 1996 resulted principally from retention of earnings and an unrealized gain on securities available for sale less cash dividends paid.

         The Company's capital needs have been met principally through public offerings of common stock, preferred stock and subordinated notes and through the retention of earnings. In addition, the Company issued capital stock in connection with the acquisitions of Carolina First Savings Bank, CF Mortgage, Aiken County National Bank, Midlands National Bank, Blue Ridge and Lowcountry.

         On February 1, 1997, all outstanding shares of the Series 1993B Cumulative Convertible Preferred Stock ("Series 1993B Preferred Stock") were converted into the Company's Common Stock. In connection with such conversion, the Company issued 108,341 shares of its Common Stock.

         Book value per share at June 30, 1997 and 1996 was $9.68 and $8.78, respectively. Tangible book value per share at June 30, 1997 and 1996 was $8.30 and $7.23, respectively. At December 31, 1996, book value and tangible book value were $9.26 and $7.80, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the purchase of CF Mortgage.

         At June 30, 1997, the Company and Carolina First Bank were in compliance with each of the applicable regulatory capital requirements. Table 2 sets forth various capital ratios for the Company and Carolina First Bank.

TABLE 2
CAPITAL RATIOS

--------------------------------------------------------------------------------------------

                                   As of       Well Capitalized       Adequately Capitalized
                                 6/30/97         Requirement              Requirement
--------------------------------------------------------------------------------------------
Company:
   Total Risk-based Capital       10.01%            10.0%                     8.0%
   Tier 1 Risk-based Capital       7.16              6.0                      4.0
   Leverage Ratio                  5.59              5.0                      4.0

Carolina First Bank:
   Total Risk-based Capital        9.58             10.0                      8.0
   Tier 1 Risk-based Capital       8.73              6.0                      4.0
   Leverage Ratio                  6.78              5.0                      4.0
--------------------------------------------------------------------------------------------

         The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. In November 1993, the Board of Directors initiated a regular quarterly cash dividend payable on the Common Stock, the first of which was paid on February 1, 1994. Cash dividends have been paid on a quarterly basis since the initiation of the cash dividend. The Company presently intends to continue to pay this quarterly cash dividend on the Common Stock; however, future dividends will depend upon the Company's financial performance and capital requirements.In each year from 1989 through 1995, the Company issued 5% common stock dividends to common shareholders.

         At the December 18, 1996 meeting, the Board of Directors declared a six-for-five stock split effected in the form of a 20% common stock dividend which was issued on January 30, 1997 to shareholders of record as of January 15, 1997. Share and per share data for all periods presented have been retroactively restated to reflect the additional shares outstanding resulting from the stock split.


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

         The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At June 30, 1997, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $170.4 million.


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

         Carolina First Bank's cash flow requirements involve withdrawals of deposits, extensions of credit and payment of operating expenses. Carolina First Bank's principal sources of funds for liquidity purposes are customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. Carolina First Bank's liquidity is also enhanced by the ability to acquire new deposits through its established branch network of 51 branches in South Carolina. Carolina First Bank's liquidity needs are a factor in developing its deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary. Carolina First Bank has access to borrowing from FHLB and maintains unused short-term lines of credit from unrelated banks.

         The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. FDIC examiners suggest that a commercial bank maintain a liquidity ratio of between 20% and 25%. At June 30, 1997, Carolina First Bank's liquidity ratio was approximately 11%. At June 30, 1997, Carolina First Bank had unused short-term lines of credit totaling approximately $28 million (which are withdrawable at the lender's option). In addition, Carolina First Bank has access to borrowing from the FHLB. At June 30, 1997, unused borrowing capacity from the FHLB totaled approximately $15 million with an outstanding balance of $105 million. Management believes that these sources are adequate to meet its liquidity needs.

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

         In connection with the acquisition of Lowcountry, Carolina First Bank is obligated to pay approximately $4.8 million in cash as consideration for 40% of Lowcountry's outstanding common shares.

         In July 1997, the Carolina First Employee Stock Ownership Plan ("ESOP") borrowed $3 million from an unaffiliated financial institution to acquire shares of stock of the Company. Such stock is pledged as collateral for the loan. The Company has used the $3 million loan proceeds to fund its subsidiary, CF Investment Company. CF Investment Company has an application pending with the Small Business Administration to be licensed as a Small Business Investment Company.


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

         As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $5.5 million and $3.5 million in the first six months of 1997 and 1996, respectively, or 0.96% and 0.64%, respectively, as an annualized percentage of average loans. Excluding credit card receivables, annualized net loan charge-offs as a percentage of average loans were 0.41% and 0.33% during the first six months of 1997 and 1996, respectively.

TABLE 4
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)

                                                        June 30,          December 31,
                                                 ---------------------   -------------
                                                 1997            1996       1996
--------------------------------------------------------------------------------------
Nonaccrual loans                            $        778     $  1,642      $      960
Restructured loans                                 1,283            0           1,909
--------------------------------------------------------------------------------------
     Total nonperforming loans                     2,061        1,642           2,869
Other real estate                                  2,426        2,791           3,011
--------------------------------------------------------------------------------------
     Total nonperforming assets             $      4,487     $  4,433      $    5,880
======================================================================================
Nonperforming assets as a % of loans
     and foreclosed property                       0.36%        0.40%           0.52%

Accruing loans past due 90 days             $     2,560      $  2,455      $    2,371
======================================================================================

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

         In April 1997, the Company announced the settlement of two lawsuits involving David Bowers and Monte Bowers, former officers and shareholders of Midlands National Bank, a Newberry, South Carolina bank which merged with Carolina First Bank in 1995. One of the lawsuits had been brought by the Bowers against Carolina First Bank in state court, alleging breach of employment contracts as officers of Carolina First Bank following the merger. The other lawsuit was brought in federal court by Carolina First Bank against the Bowers, alleging that the Bowers had committed bank fraud and securities fraud in connection with the merger. The Company is prohibited from disclosing the terms of the settlement agreement, which were favorable to the Company. Both suits have been dismissed in connection with the settlement. In March 1997, the federal court dismissed counterclaims filed in the federal action by the Bowers, who contended that the Company had misstated earnings and made fraudulent representations in documents involved in the merger. The federal court found no wrongdoing by the Company and no material inaccuracy in the financial statements and merger documents.

         On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, Mack I. Whittle, Jr., William S. Hummers III, Steve Powell and Edward J. Sebastian. The complaint, as most recently amended, names as additional defendents the majority of the directors of the Company and Carolina First Bank and certain other officers. The named plaintiffs in the amended complaints are Carolina First Corporation by and through certain minority shareholders, Emory Lester, Beatrice Hutchinson and John Wesley Purdie, Jr. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; breach of fiduciary duty and "constructive fiduciary fraud"; civil conspiracy; and mutual mistake. The factual basis upon which these claims are made generally involves the payment to Messrs. Whittle, Hummers and Powell of a bonus in stock held by the Company in Affinity (as reward for their efforts in connection with the Affinity investment), allegedly excessive compensation to the Company's executive officers, transactions between the Company and entities affiliated with Mr. Sebastian, alleged concealment of financial problems, alleged mismanagement by Messrs. Whittle and Hummers involving financial matters and employee matters. The complaint seeks damages for the benefit of the Company aggregating $41 million and rescission of the Affinity bonuses. A motion to dismiss this action is pending.

         In an action instituted by the same attorneys bringing the above-described derivative action, on December 31, 1996, Dan Beckman, Onida Beckman and Dale Epting filed a class action lawsuit against the Company, Carolina First Bank, a number of their officers and the majority of the directors of the Company and Carolina First Bank. In this action, plaintiffs allege that they are former shareholders of Midlands National Bank and seek to represent a class of all Midlands shareholders involved in the merger of Midlands into Carolina First Bank, asserting that the defendants committed fraud, constructive fraud and breach of fiduciary duty against the defendants

                                     PART II
                                   (CONTINUED)

         by overstating earnings and thereby adversely affecting the consideration received by the Midlands shareholders in connection with the merger of Midlands National Bank into Carolina First Bank. The complaint seeks compensatory damages of approximately $1.8 million and punitive damages in an amount to be determined by a jury, attorneys' fees and other costs. The Company and other named defendants have filed a motion to dismiss all claims asserted in the lawsuit, which is pending.

         The Company and Carolina First Bank (and related parties) are contesting the foregoing litigation vigorously and believe that they will prevail. However, should such not be the case, any damages awarded in such litigation could have a material adverse effect on the Company.


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


ITEM 3            DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On May 8, 1997, the Company held its 1997 Annual Meeting of Shareholders. The results of the 1997 Annual Meeting of Shareholders follow.

         PROPOSAL #1 - ELECTION OF DIRECTORS

         The following persons were elected as Directors with the votes indicated.
                                                 % of Voting
                                                    Shares       Withheld
                                   In Favor        In Favor      Authority
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

                                     PART II
                                   (CONTINUED)

         PROPOSAL #2 - INCREASE IN AUTHORIZED COMMON STOCK

         The shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized Common Stock of the Company from 20,000,000 shares to 100,000,000 shares with the votes indicated.
                                                                   % of
                                                               Outstanding
                                           # of Shares            Shares
                  For                       8,480,123              74.67%
                  Against                   1,153,398
                  Abstain                      67,507
                  Broker Non-Votes             19,117


         PROPOSAL #3 - INCREASE IN AUTHORIZED PREFERRED STOCK

         The Shareholders approved a motion to adjourn the Annual Meeting of Shareholders until May 22, 1997 for the purpose of continuing to receive votes on this proposal to amend the Company's Articles of Incorporation to increase the authorized preferred stock of the Company from 10,000,000 shares to 25,000,000 shares. This proposal required votes by the actual investors not just the nominee holders. Nominees holders were unable to vote on behalf of the actual investors on this issue, resulting in a different voting procedure than that used for proposals #1 and #2. The two/thirds majority of the shares eligible to vote, which was required for approval, was not received on proposal #3, as indicated below.
                                                                 % of
                                                               Outstanding
                                            # of Shares          Shares
                  For                       5,640,629            49.67%
                  Against                   1,174,959
                  Abstain                     111,081
                  Broker Non-Votes          2,862,157


ITEM 5            OTHER INFORMATION

         Pending Acquisitions
         On July 1, 1997, the Company signed a definitive agreement to merge with First Southeast, the holding company for First Federal Savings and Loan Association of Anderson based in Anderson, South Carolina. First Federal will be merged into Carolina First Bank, a subsidiary of Carolina First Corporation. First Southeast shareholders will receive
         1.0 share of Carolina First common stock for each share of First Southeast stock, subject to adjustment in the event of a 10%

                                     PART II
                                   (CONTINUED)

         movement in Carolina First's stock based on a price of $15.2125. This transaction is expected to result in the issuance of approximately 4,388,231 shares of Carolina First Common Stock. First Federal has 11 offices in Anderson, Abbeville and Greenwood counties and plans to open an additional three branches in Wal-Mart superstores beginning this summer. At June 30, 1997, First Southeast had approximately $349 million in assets, $274 million in loans and $285 million in deposits.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

3.1      Articles of Amendment dated June 1, 1997 incorporated by reference to
         Exhibit 3.2 of the Company's Registration on Form S-4, Commission File Number 333-32459.

11.1     Computation of Primary and Fully Diluted Earnings Per Share.

12.1     Computation of Earnings to Fixed Charges Ratio.

27.1     Financial Data Schedules.

  (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated July 11, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Carolina First Corporation


                                        /s/ William S. Hummers, III
                                        William S. Hummers, III
                                        Executive Vice President