Form 10-Q
period 1997-09-30
CAROLINA FIRST CORP
filed 1997-11-14
CIK 797871

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

--- TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to _________



Commission file number 0-15083



                           CAROLINA FIRST CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                         57-0824914
-------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

102 South Main Street, Greenville, South Carolina                29601
-------------------------------------------------              --------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (864) 255-7900
                                                   --------------

(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
The number of outstanding shares of the issuer's $1.00 par value common stock as of November 1, 1997 was 12,158,544.


Consolidated Balance Sheets
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)

                                                                                   September 30,       December 31,
                                                                         --------------------------    ------------
ASSETS                                                                       1997            1996         1996
                                                                         -----------     ----------    -----------
Cash and due from banks................................................. $    64,674     $   54,668    $    86,322
Interest-earning deposits with banks....................................      20,602         38,940         26,037
Securities
   Trading.............................................................        3,484          1,261          2,005
   Available for sale..................................................      236,869        226,145        213,889
   Held for investment (market value $33,524, $28,902 and
   $29,861, respectively)..............................................       33,001         28,695         29,465
                                                                         -----------     ----------    -----------
     Total securities..................................................      273,354        256,101        245,359
                                                                         -----------     ----------    -----------
Loans held for sale....................................................       28,372          7,847         10,449
Loans..................................................................    1,289,994      1,054,061      1,128,537
   Less unearned income................................................      (12,754)        (8,674)       (14,211)
   Less allowance for loan losses......................................      (13,925)       (10,541)       (11,290)
                                                                         -----------     ----------    -----------
     Net loans.........................................................    1,263,315      1,034,846      1,103,036
                                                                         -----------     ----------    -----------
Premises and equipment.................................................       31,501         38,718         32,418
Accrued interest receivable............................................       12,408         12,309         11,913
Other assets...........................................................       68,448         57,695         58,670
                                                                         -----------     ----------    -----------
                                                                         $ 1,762,674    $ 1,501,124    $ 1,574,204
                                                                         -----------     ----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing................................................. $   187,817    $   165,550    $   194,067
    Interest-bearing....................................................   1,208,985      1,067,058      1,086,983
                                                                         -----------     ----------    -----------
      Total deposits....................................................   1,396,802      1,232,608      1,281,050
  Borrowed funds........................................................     194,237        127,790        146,270
  Subordinated notes....................................................      25,457         25,328         25,361
  Accrued interest payable..............................................      10,849          8,147          9,672
  Other liabilities.....................................................      10,828          5,890          6,887
                                                                         -----------     ----------    -----------
     Total liabilities..................................................   1,638,173      1,399,763      1,469,240
                                                                         -----------     ----------    -----------
Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding Series 1993B (liquidation preference
   $20 per share) none, 49,141, and 49,141 shares, respectively.........          --            943            943
  Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 12,150,453, 9,331,598, and
    11,225,568 shares, respectively.....................................      12,150          9,332         11,226
  Surplus...............................................................      97,846         85,189         83,598
  Retained earnings.....................................................      16,989          6,992          9,546
  Guarantee of Employee Stock Ownership Plan debt and
      nonvested restricted stock........................................      (3,489)          (991)          (832)
  Unrealized gain (loss) on securities available for sale, net of tax...       1,005           (104)           483
                                                                         -----------     ----------    -----------
     Total shareholders' equity.........................................     124,501        101,361        104,964
                                                                         -----------     ----------    -----------
                                                                         $ 1,762,674    $ 1,501,124    $ 1,574,204
                                                                         ===========     ==========    ===========

CONSOLIDATED STATEMENTS OF INCOME
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)

                                                                             Three Months Ended            Nine Months Ended
                                                                                September 30,                 September 30,
                                                                             ------------------            -------------------
                                                                             1997           1996           1997           1996
Interest Income
  Interest and fees on loans............................................ $    31,054    $    26,212    $    86,325    $     76,811
  Interest and dividends on securities..................................       3,599          3,374         10,224           8,951
  Interest on short-term investments....................................         266            427            712             878
    Total interest income...............................................      34,919         30,013         97,261          86,640

Interest Expense
  Interest on deposits..................................................      14,770         12,483         40,076          35,614
  Interest on borrowed funds............................................       3,197          2,795          8,920           8,951
    Total interest expense..............................................      17,967         15,278         48,996          44,565
    Net interest income.................................................      16,952         14,735         48,265          42,075

Provision for Loan Losses...............................................       3,610          4,896          9,603           8,171
    Net interest income after provision for loan losses.................      13,342          9,839         38,662          33,904

Noninterest Income
  Service charges on deposit accounts...................................       1,758          1,663          5,120           4,780
  Mortgage banking income...............................................         994            941          2,346           2,077
  Fees for trust services...............................................         300            320          1,058             964
  Loan securitization income............................................        (146)           813           (310)          1,962
  Gain on sale of branches..............................................          --             --          2,250              --
  Gain on sale of credit cards..........................................          --          4,317             --           4,317
  Gain on sale of securities............................................       1,571             51          2,453             757
  Sundry................................................................       1,049            557          2,305           1,718
    Total noninterest income............................................       5,526          8,662         15,222          16,575

Noninterest Expenses
  Personnel expense.....................................................       6,734          5,980         19,436          18,642
  Occupancy.............................................................       1,337          1,103          3,809           3,260
  Furniture and equipment...............................................         982            932          2,853           2,678
  SAIF assessment.......................................................          --          1,184             --           1,184
  Sundry................................................................       4,120          5,593         12,180          13,384
    Total noninterest expenses..........................................      13,173         14,792         38,278          39,148
    Income before income taxes..........................................       5,695          3,709         15,606          11,331
Income taxes............................................................       2,057          1,374          5,590           4,096
    Net income .........................................................       3,638          2,335         10,016           7,235
Dividends on preferred stock............................................          --             16             --              48
    Net income applicable to common shareholders........................ $     3,638    $     2,319    $    10,016    $      7,187

Net Income per Common Share:*
    Primary............................................................. $      0.30    $      0.21    $      0.86    $       0.68
    Fully diluted.......................................................        0.30           0.20           0.86            0.64

Average Common Shares Outstanding:*
    Primary.............................................................  12,054,736     11,254,182     11,662,194      10,676,466
    Fully diluted.......................................................  12,118,310     11,373,221     11,693,326      11,347,849

Cash Dividends Declared per Common Share*............................... $      0.07    $      0.06    $      0.21    $       0.18

*Share data have been restated to reflect the six-for-five stock split declared
 12/18/96.

Consolidated Statements of Cash Flows
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                            1997           1996
Cash Flows From Operating Activities
  Net income ........................................................... $    10,016    $     7,235
  Adjustments to reconcile net income to net cash
      used for operations
      Depreciation......................................................       2,061          2,439
      Amortization of intangibles.......................................       1,533          1,351
      Provision for loan losses.........................................       9,603          8,171
      Gain on sale of mortgage servicing rights.........................        (222)          (107)
      Gain on sale of branches..........................................      (2,250)            --
      Gain on sale of credit cards......................................          --         (4,317)
      Gain on sale of securities........................................      (2,453)          (170)
      Unrealized (gain) loss on trading securities......................         (13)            43
      Originations of mortgage loans held for sale......................    (210,193)      (131,199)
      Sale of mortgage loans held for sale..............................     138,223        118,742
      Sale of consumer loans............................................      15,798             --
      Proceeds from sale of trading securities..........................     659,113        383,939
      Proceeds from maturity of trading securities......................      10,165         55,186
      Purchase of trading securities....................................    (670,529)      (434,457)
      Decrease (increase) in accrued interest receivable................          95         (2,165)
      Increase in accrued interest payable..............................         985          1,410
      Increase in other assets..........................................      (2,978)       (10,489)
      Increase (decrease) in other liabilities..........................       1,594           (108)
                                                                        ---------------------------
    Net cash used for operating activities..............................     (39,452)        (4,496)
                                                                        ---------------------------
Cash Flows From Investing Activities
  Net decrease (increase) in interest-earning deposits with banks.......       5,435        (30,277)
  Proceeds from sale of securities available for sale...................      21,203             --
  Proceeds from maturity of securities available for sale...............     130,422         91,595
  Proceeds from maturity of securities held for investment..............       1,596          2,660
  Purchase of securities available for sale.............................    (171,332)      (172,169)
  Purchase of securities held for investment............................      (5,132)        (5,066)
  Purchase of loans.....................................................     (20,182)       (30,312)
  Net increase in loans.................................................     (54,614)      (108,418)
  Securitization and sale of commercial loans...........................          --         95,484
  Proceeds from sale of credit cards....................................          --         64,251
  Capital expenditures..................................................      (1,511)        (1,019)
  Proceeds from sale of mortgage servicing rights.......................         277            900
  Net cash acquired in transactions accounted for under the
      purchase method of accounting.....................................       4,259             --
  Net cash outflow from sale of branches................................     (35,656)            --
                                                                        ---------------------------
    Net cash used for investing activities .............................    (125,235)       (92,371)
                                                                        ---------------------------
Cash Flows From Financing Activities
  Net increase in deposits..............................................     106,838        137,117
  Increase (decrease) in borrowed funds.................................      39,967        (60,018)
  Redemption of preferred stock.........................................          --           (232)
  Cash dividends paid...................................................      (2,378)        (2,451)
  Other common stock activity...........................................      (1,388)         1,349
                                                                        ---------------------------
    Net cash provided by financing activities...........................     143,039         75,765
                                                                        ---------------------------
Net change in cash and due from banks...................................     (21,648)       (21,102)
Cash and due from banks at beginning of period..........................      86,322         75,770
                                                                        ---------------------------
Cash and due from banks at end of period................................$     64,674   $     54,668
                                                                        ===========================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   CAROLINA FIRST CORPORATION AND SUBSIDIARIES


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 1996 Annual Report to Shareholders.

(2)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid amounted to approximately $48,011,000 and $43,155,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. Income tax payments of $5,049,000 and $1,528,000 were made for the nine months ended September 30, 1997 and September 30, 1996, respectively.

(3)      BUSINESS COMBINATIONS

         On April 6, 1997, the Company completed the sale of five branches located in Barnwell, Blackville, Salley, Springfield and Williston to The Bank of Barnwell County, a wholly-owned subsidiary of Community Capital Corporation, headquartered in Greenwood, South Carolina. In connection with this transaction, Carolina First Bank recorded a gain of $2,250,000 and sold loans of approximately $15 million and transferred deposits of approximately $55 million.

         On July 1, 1997, the Company signed a definitive agreement to acquire First Southeast Financial Corporation ("First Southeast"), the holding company for First Federal Savings and Loan Association of Anderson ("First Federal") based in Anderson, South Carolina. Under the terms of the agreement, holders of First Southeast's common stock will receive the Company's common stock using an exchange ratio calculated based on the average closing prices for the 10 days preceding closing. Accordingly, the number of the Company's shares expected to be issued in the merger fluctuates based on the Company's stock price and is not known at this time. In addition, if the Company's average closing stock price for the 10 days preceding closing exceeds $19.0156, either party can terminate the transaction. At September 30, 1997, First Southeast had approximately $349 million in assets, $274 million in loans and $285 million in deposits. The Company will record the acquisition using the purchase method of accounting. The closing of this transaction, which is subject to receipt of shareholder approvals and waiver of termination rights if the Company's stock price exceeds $19.0156 for the 10 days preceding closing, is scheduled for late November 1997.

         On July 18, 1997, the Company acquired Lowcountry Savings Bank, Inc., a South Carolina-chartered savings bank headquartered in Mt. Pleasant, South Carolina ("Lowcountry"), through the merger of Lowcountry into Carolina First Bank. The Lowcountry transaction was accounted for as a purchase and resulted in the payment of approximately $13 million for the outstanding shares of Lowcountry common stock. Of this amount, approximately $4.8 million was paid in cash, and approximately $8.2 million was paid in the form of approximately 508,435 shares of the Company's common stock. A core deposit premium of approximately $600,000 was recorded and is being amortized based on the sum-of-the-year's digits method over ten years. The excess of the purchase price over the fair market value of the net identifiable assets acquired (including the core deposit premium) of approximately $7.2 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. Lowcountry operated through five locations in the Charleston area and had approximately $80 million in assets at June 30, 1997. In connection with the Lowcountry transaction, Carolina First Bank received approximately $73 million in loans and approximately $64 million in deposits.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and Lowcountry as if the merger had occurred as of the beginning of 1997 and 1996, after giving effect to certain adjustments, including amortization of intangible assets and reduced earnings related to the lost interest on the cash portion of the purchase price. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Lowcountry constituted a single entity during such periods. In addition, the pro forma financial information does not reflect any potential cost savings or synergies expected to be achieved following the merger.

                                               Nine months ended September 30,
                                                     1997              1996
                                             ($ in thousands, except share data)

                  Total revenue....................$115,847          $107,828
                  Net income..........................9,929             6,842
                  Earnings per share..................$0.82             $0.58


(4)      SECURITIES

         The net unrealized gain on securities available for sale increased $522,000 for the nine months ended September 30, 1997.

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

(6)      COMMITMENTS AND CONTINGENT LIABILITIES

         In March 1997, the federal court dismissed counterclaims (described in earlier public filings) filed by David and Monte Bowers (the "Bowers"), former officers and shareholders of Midlands, who contended that the Company has misstated earnings and made fraudulent representations in connection with the merger of Midlands National Bank ("Midlands") into Carolina First Bank (the"Merger") in June 1995. In April 1997, the Company announced the settlement of two lawsuits involving the Bowers. One of the lawsuits had been brought by the Bowers against Carolina First Bank in state court, alleging breach of employment contracts as officers of Carolina First Bank following the Merger. The other lawsuit was brought in federal court by Carolina First Bank against the Bowers, alleging that the Bowers had committed bank fraud and securities fraud in connection with the Merger. The Company is prohibited from disclosing the specific terms of the settlement agreement. Both suits have been dismissed in connection with the settlement.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the 1996 Annual Report of Carolina First Corporation (the "Company") on Form 10-K. Results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of results to be attained for any other period.

OVERVIEW

         The Company, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institution, which commenced banking operations in December 1986, and currently conducts business through 54 locations in South Carolina. The Company operates through four subsidiaries: Carolina First Bank, a state-chartered commercial bank; Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking operation; Blue Ridge Finance Company, Inc. ("Blue Ridge"), an automobile finance company; and CF Investment Company, a small business investment company. During the quarter, CF Investment Company received a license from the Small Business Administration to operate as a Small Business Investment Company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. At September 30, 1997, the Company had approximately $1.8 billion in assets, $1.3 billion in loans, $1.4 billion in deposits and $124.5 million in shareholders' equity.

         Net income for the third quarter of 1997 rose 18% to $3.638 million, or $0.30 per fully diluted share, up from $3.081 million, or $0.27 per fully diluted share, for the same time period of 1996 excluding a special Savings Insurance Fund ("SAIF") assessment. The SAIF assessment resulted from legislation that required a special one-time assessment on thrift institutions or non-thrift institutions which have acquired deposits through acquisitions from thrift institutions over past years for the purpose of recapitalizing the SAIF. This assessment resulted in an after-tax charge of $746,000, or $0.07 per fully diluted share. Including the impact of the one-time SAIF assessment, net income in the third quarter of 1996 was $2.335 million, or $0.20 per fully diluted share. The increase in net income during the third quarter of 1997 was a result of an increase in net interest income and a decrease in both the provision for loan losses and noninterest expenses. The increase in net interest income was attributable to higher average earning assets which increased 16%. These increases were partially offset by lower loan securitization income, primarily from higher credit card charge-offs than those historically experienced. Net income for the first nine months of 1997 totaled $10.016 million, or $0.86 per fully diluted share, compared with net income of $7.981 million, or $0.70 per fully diluted share, for the same period of 1996, excluding the SAIF assessment. Including the SAIF assessment, net income for the nine months ended Spetember 30, 1996 was $7.235 million, or $0.64 per fully diluted share.

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

         On April 6, 1997, the Company completed the sale of five branches located in Barnwell, Blackville, Salley, Springfield and Williston to The Bank of Barnwell County, a wholly-owned subsidiary of Community Capital Corporation, headquartered in Greenwood, South Carolina. In connection with this transaction, Carolina First Bank recorded a gain of $2,250,000 and sold loans of approximately $15 million and transferred deposits of approximately $55 million.

         On July 1, 1997, the Company signed a definitive agreement to acquire First Southeast Financial Corporation ("First Southeast"), the holding company for First Federal Savings and Loan Association of Anderson ("First Federal") based in Anderson, South Carolina. Assuming consummation, First Federal will be merged into Carolina First Bank, a wholly-owned subsidiary of Carolina First Corporation, and its operations will become part of the operations of Carolina First Bank. Under the terms of the agreement, holders of First Southeast's common stock will receive the Company's common stock using an exchange ratio calculated based on the average closing prices for the 10 days preceding closing. Accordingly, the number of the Company's shares expected to be issued in the merger fluctuates based on the Company's stock price and is not known at this time. In addition, if the Company's average closing stock price for the 10 days preceding closing exceeds $19.0156, either party can terminate the transaction. Additional information regarding the terms of the merger, calculation of the exchage ratio and pro forma financial information is included in the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission. At September 30, 1997, First Southeast had approximately $350 million in assets, $275 million in loans and $285 million in deposits. The Company will record the acquisition using the purchase method of accounting. The closing of this transaction, which is subject to receipt of shareholder approvals and waiver of termination rights if the Company's stock price exceeds $19.0156 for the 10 days preceding closing, is scheduled for late November 1997.

         On July 18, 1997, the Company acquired Lowcountry Savings Bank, Inc., a South Carolina-chartered savings bank headquartered in Mt. Pleasant, South Carolina ("Lowcountry"), through the merger of Lowcountry into Carolina First Bank. The Lowcountry transaction was accounted for as a purchase and resulted in the payment of approximately $13 million for the outstanding shares of Lowcountry common stock. Of this amount, approximately $4.8 million was paid in cash, and approximately $8.2 million was paid in the form of approximately 508,436 shares of the Company's common stock. Lowcountry operated through five locations in the Charleston area and had approximately $80 million in assets at June 30, 1997. In connection with the Lowcountry transaction, Carolina First Bank received approximately $73 million in loans and approximately $64 million in deposits.

EQUITY INVESTMENTS

Investment in Net.B@nk, Inc.

         On July 31, 1997, Net.B@nk, Inc. ("Net.B@nk") completed its initial public offering of common stock in which it sold 3,450,000 shares of its common stock (including underwriters' over-allotment option). Net.B@nk owns and operates the Atlanta Internet Bank, FSB ("Atlanta Internet Bank"), a FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet for their commercial and financial services. Carolina First Bank assisted with the development of Atlanta Internet Bank, including offering of Atlanta Internet Bank as a service of Carolina First Bank prior to the completion of Net.B@nk's initial public offering. Upon consummation of the offering, the internet banking deposits of Carolina First Bank were transferred to Net.B@nk's subsidiary, Atlanta Internet Bank. In connection with such agreement, the Company was issued 1,325,000 shares of Net.B@nk's common stock and sold 150,000 of them in the initial public offering as a selling shareholder. The sale of 150,000 shares of Net.B@nk's stock resulted in a third quarter 1997 gain of approximately $1.5 million. Approximately $250,000 of one-time expenses related to Net.B@nk were also recorded in the third quarter of 1997.

         The Company currently owns 1,175,000 shares of Net.B@nk's common stock, or approximately 18% of the outstanding shares. These shares are carried on the Company's books (as securities available for sale) at a basis of approximately $976,000. In connection with these transactions, the Company also received approximately $2.1 million as reimbursement for funds invested for the start-up of Net.B@nk. Under the terms of the Office of Thrift Supervision's approval of Atlanta Internet Bank, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000.

Investment in Affinity Technology Group, Inc.

         At September 30, 1997, the Company (through its subsidiary Blue Ridge) owned 128,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 5,871,340 shares for approximately $0.0001 per share ("Affinity Warrant"), or approximately 17% of Affinity's outstanding common stock. At September 30, 1997, the investment in Affinity's common stock, included in securities available for sale, was recorded at its market value of $497,000. The Affinity Warrant was not reported on the Company's balance sheet as of September 30, 1997.

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

Investments in Community Banks

         The Company has also made equity investments in five community banks in South Carolina and North Carolina. In each case, the Company owns less than 5% of the community bank's outstanding common stock. The Company has made these investments to develop correspondent banking relationships and to promote community banking in the Carolinas.

EARNINGS REVIEW

Net Interest Income

         The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax equivalent net interest income increased $6.7 million, or 16%, to $48.9 million for the first nine months of 1997 from $42.2 million for the first nine months of 1996. The increase resulted principally from a higher level of average earning assets and a higher net interest margin. The growth in average earning assets, which increased $174.8 million, or 13%, to approximately $1.5 billion in the first nine months of 1997 from $1.3 billion in the first nine months of 1996, resulted from an increase in both loans and investment securities. Average loans and average investment securities increased $148.4 million and $21.9 million, respectively, in the first nine months of 1997 compared with the first nine months of 1996.

         The net interest margin for the nine months ended September 30, 1997 of 4.40% was higher than the margin of 4.32% for the same period of 1996. The increase in the net interest margin in the first nine months of 1997 resulted partially from the benefit of leverage from higher levels of noninterest-bearing deposits. A significant portion of the increase in average noninterest-bearing deposits was associated with Carolina First Bank's agreement with Net.B@nk to offer Atlanta Internet Bank as a service of Carolina First Bank.

         The net interest margin for the three months ended September 30, 1997 of 4.32% was slightly lower than the prior year's margin of 4.38% and the previous quarter's margin of 4.38%. Atlanta Internet Bank deposits were transferred to Net.B@nk on July 31, 1997 resulting in a reduction in Carolina First Bank's total noninterest-bearing deposits of approximately $43 million. This transfer of deposits placed downward pressure on the Company's net interest margin in the last two months of the third quarter from losing the leverage benefit from the Atlanta Internet Bank deposits. This decrease was partially offset by an increase in the earning asset yield for the third quarter of 1997 to 8.85% from 8.73% for the second quarter 1997. This increase in earning asset yield reflected the benefit from the removal of the teaser rate on credit cards in August 1997 and slightly higher commercial loan rates.

Provision for Loan Losses

         The provision for loan losses was $9.6 million for the first nine months of 1997 and $8.2 million for the first nine months of 1996. The 1997 provision for loan losses was increased principally as a result of Carolina First Bank's credit card activities and consumer credit concerns. During the first nine months of 1997, credit card charge-offs totaled $4.3 million, which was considerably higher than the level of charge-offs historically experienced. Credit card charge-offs in the third quarter of 1997 showed significant improvement compared with the first half of 1997; however, past due trends indicate that credit card charge-offs will most likely increase in the fourth quarter of 1997 from third quarter 1997 levels.

         Management currently anticipates that loan growth will continue for the remainder of 1997 and into 1998. New market areas are expected to contribute to 1997 and 1998 portfolio growth. Management intends to closely monitor economic trends and the potential effect on Carolina First Bank's loan portfolio.

Noninterest Income

         Noninterest income decreased to $15.2 million for the nine months ended September 30, 1997 from $16.6 million for the same period of 1996. During the second quarter of 1997, the Company recorded a gain on the sale of branches of $2,250,000. The Company recognized gains on the sale of securities of $2.5 million and $757,000 in the first nine months of 1997 and 1996, respectively. The securities gain in 1997 included $745,000 from the sale of ComSouth Bankshares, Inc. stock and approximately $1.5 million from the sale of NetB@nk stock. See "EQUITY INVESTMENTS - Investment in NetB@nk, Inc." The securities gain in 1996 included $587,000 from the disposition of equity investments (offset by $587,000 recorded as compensation expense) related to the award of Affinity stock to certain officers of the Company deemed most responsible for the Company's investment in Affinity. During the third quarter of 1996, a gain of $4.3 million was recorded on the sale of approximately $55 million in credit cards. Excluding the asset sales and securities transactions discussed above, noninterest income decreased $1.0 million to $10.5 million for the nine months ended September 30, 1997 from $11.5 million for the same period of 1996. This decrease was attributable to lower loan securitization income, which declined $2.3 million for the first nine months of 1997 compared with the year earlier period, resulting from higher credit card charge-offs associated with the Company's securitized credit cards.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 7% to $5.1 million in the first nine months of 1997 from $4.8 million in the first nine months of 1996. The increase in service charges was attributable to attracting new transaction accounts and improved collection results. In addition, effective March 1, 1997, Carolina First Bank implemented increases in some of its existing service charges.

         During the first nine months of 1997, the Company had a net loss of $310,000 from its interests in the credit card and commercial real estate loan trusts, compared to income of $2.0 million for the same period in 1996. Loan securitization income is net of charge-offs associated with the loans in the trusts. Loan securitization income related to credit cards declined significantly to a loss of $696,000 for the nine months ended September 30, 1997, compared with income of $1.6 million for the same time period in 1996. The loan securitization income was negatively impacted by greater than expected charge-offs in the credit card securitization. The Company completed the securitization of approximately $116 million in commercial real estate loans on March 14, 1996. Securitization income for the commercial real estate loan trust, which has not experienced charge-off problems, totaled $386,000 for the first nine months of 1997, compared with $396,000 for the same period of 1996. Total balances in the commercial real estate loan trust decline as loans are paid off resulting in lower income.

         Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first nine months of 1997 increased 13% to $2.3 million, compared with $2.1 million in the first nine months of 1996. The increase is attributable to higher gains on the sale of loans and higher origination income partially offset by lower servicing income.

         Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $1.8 million in the first nine months of 1997, up from $1.4 million for the first nine months of 1996. This increase resulted from selling mortgage loans at a greater gain in 1997 than in 1996 as well as increased origination volume resulting from the positive mortgage rate environment in third quarter 1997. Loans totaling approximately $138 million and $119 million were sold in the first nine months of 1997 and 1996, respectively.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At September 30, 1997, CF Mortgage was servicing or subservicing 16,096 loans having an aggregate principal balance of approximately $1.5 billion.

         Servicing income from non-affiliated companies, net of the related amortization for the mortgage servicing rights and subservicing payments, was $505,000, compared with $717,000 for the first nine months of 1996. Although the volume of loans serviced increased to $1.5 billion at September 30, 1997 from $1.0 billion at September 30, 1996, the related amortization for the mortgage servicing rights increased due to accelerated prepayments leading to a decline in servicing income. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

         Fees for trust services in the first nine months of 1997 of $1.1 million were 10% above the $964,000 earned in the same period of 1996. At September 30, 1997, Carolina First Bank's trust department had assets under management of approximately $387 million. Fees for trust services increased as a result of the generation of new trust business and improved collection results.

         Sundry income in 1997 included a $463,000 gain on the sale of approximately $16 million of installment and home equity loans to NetB@nk, Inc. The Company will service these loans, as well as approximately $10 million in mortgage loans sold, in exchange for a servicing fee. Excluding this gain, sundry noninterest income increased 7% to $1.8 million for the first nine months of 1997 compared with $1.7 million for the comparable period in 1996. The increase in 1997 was primarily attributable to higher customer service fees.

Noninterest Expenses

         Noninterest expenses decreased $870,000, or 2%, to $38.3 million in the first nine months of 1997 from $39.1 million in the first nine months of 1996. In the third quarter of 1997, approximately $254,000 of one-time payroll expenses and fees related to the Company's agreement with Net.B@nk were recorded. In the first quarter of 1996, approximately $587,000 was recorded as compensation expense related to a non-recurring award of Affinity stock to certain officers of the Company. In the third quarter of 1996, noninterest expenses included $1,184,000 for the one-time special SAIF assessment. Excluding these non-recurring expense items, noninterest expenses increased $647,000, or 2%, to $38.0 million for the first nine months of 1997 from $37.4 million for the prior year period. The increase in expenditures reflects the cost of operating in new markets, the costs associated with the purchase of additional automated teller machines ("ATMs") to better service existing customers, and higher advertising expense related to campaigns to attract new deposit balances.

         Salaries and wages and employee benefits, excluding the approximately $200,000 in one-time expenses associated with Net.B@nk in third quarter 1997 and $587,000 in non-recurring compensation expense in 1996, increased $1.2 million, or 7%, to $19.2 million in the first nine months of 1997. Full-time equivalent employees increased to 621 at September 30, 1997 from 594 at September 30, 1996. The staffing cost increases were primarily due to the costs of doing business in new markets, back office support functions to support growth, costs to support new retail banking initiatives and the expansion of international product offerings.

         Occupancy and furniture and equipment expenses increased $724,000, or 12%, to $6.7 million for the nine months ended September 30, 1997 from $5.9 million for the nine months ended September 30, 1996. This increase resulted principally from the opening of a new Hilton Head office in fourth quarter 1996, additional costs associated with the Lowcountry branches and the addition of fourteen new ATMs since the beginning of 1996, increasing the total number of ATMs to 32.

         Sundry noninterest expenses decreased $1.2 million, or 9%, to $12.2 million in the first nine months of 1997 from $13.4 million in the first nine months of 1996. The overall decrease in sundry noninterest expenses was principally attributable to a reduction in legal fees and sundry item losses. In the third quarter of 1996, the Company wrote off approximately $586,000 of a property held as other real estate owned resulting in higher sundry item losses for that quarter. The largest items of sundry noninterest expense were stationery, supplies, printing, professional fees and advertising. In connection with the acquisition of Lowcountry, which closed July 31, 1997, the Company recorded approximately $7.8 million in intangible assets ($7.2 million in goodwill and $0.6 million in core deposit intangibles). Intangible amortization for Lowcountry for the quarter was apporximately $100,000. During the remainder of 1997, the Company expects to incur increased amortization of intangibles related to the planned acquisition of First Southeast in the fourth quarter of 1997, which will be accounted for using the purchase method of accounting.

Comparison for the Quarters Ended September 30, 1997 and September 30, 1996

         Net income increased in the third quarter of 1997 to $3.7 million from $2.3 million in the third quarter of 1996. Fully diluted earnings per share increased to $0.30 in the third quarter of 1997, compared with $0.20 in the third quarter of 1996. Third quarter 1996 earnings included an after-tax charge of $746,000, or $0.07 per full diluted share, to cover the special SAIF assessment. (See "OVERVIEW.") Excluding the impact of the SAIF assessment, net income for the third quarter of 1996 was $3.1 million, or $0.27 per fully diluted share.

         Net interest income increased $2.2 million to $16.9 million for the three months ended September 30, 1997 from $14.7 million for the comparable period in 1996. This increase was primarily attributable to a higher level of average earning assets. Earning assets averaged $1.6 billion and $1.4 billion in the third quarters of 1997 and 1996, respectively. The net interest margin was slightly lower in 1997 at 4.32% for the third quarter, compared with 4.38% for the third quarter of 1996. The margin was lower in 1997 primarily as a result of higher rates being paid on deposits in order to be competitive in the market and lower yields on consumer and credit card loans.

         Noninterest income, excluding the gains on the sale of credit cards and securities, decreased 8% to $4.0 million in the third quarter of 1997 from $4.3 million in the third quarter of 1996. Loan securitization income decreased significantly to a loss of $146,000 for the third quarter of 1997 from income of $813,000 for the third quarter of 1996. This decrease was attributable to higher credit card charge-offs for credit card loans in the securitized credit card trust. This decline was partially offset by increases in service charges on deposit accounts, customer service fees and mortgage banking income.

         Noninterest expenses decreased $435,000, or 3%, to $13.2 million for the three months ended September 30, 1997 from $13.6 million for the three months ended September 30, 1996, excluding the SAIF assessment. The majority of this change was due to lower legal fees and sundry item losses which included a $586,000 write-off of other real estate owned in 1996 (included in sundry noninterest expenses). Total sundry noninterest expenses decreased 26% from third quarter 1996 to third quarter 1997. This decrease was partially offset by higher salaries, wages and benefits expense which increased from $6.0 million for the third quarter of 1996 to $6.7 million for the third quarter of 1997. The third quarter 1997 salaries, wages and benefits included approximately $200,000 in one-time expenses related to the agreement with Net.B@nk. Occupancy and furniture and equipment expense increased slightly to $2.3 million during third quarter 1997 from $2.0 million during third quarter 1996. This increase was due primarily to the new costs associated with the opening of the Lowcountry branches.

BALANCE SHEET REVIEW

Loans

         The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial majority of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At September 30, 1997, the Company had total loans outstanding of $1.3 billion which equaled approximately 93% of the Company's total deposits and approximately 74% of the Company's total assets. The composition of the Company's loan portfolio at September 30, 1997 follows: commercial and commercial mortgage 67%, consumer 10%, residential mortgage 9%, lease receivables 6%, credit card 5% and construction 3%.

         The Company's loans increased $252.4 million, or 24%, to approximately $1.3 billion at September 30, 1997 from $1.1 billion at September 30, 1996 and increased $180.8 million from approximately $1.1 billion at December 31, 1996. This increase was net of 1997 loan sales of approximately $15 million from the sale of branches to The Bank of Barnwell County, $138 million from mortgage loans sold, and approximately $26 million sold to NetB@nk. Loan balances as of September 30, 1997 included $20 million of lease receivables purchased during 1997 and $73 million in loans associated with the acquisition of Lowcountry Savings Bank. Adjusting for the 1997 loan sales and purchases, internal loan growth was approximately $221.0 million, or an annualized rate of 23%, during the first nine months of 1997.

         The Company had loans to 60 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $177.4 million, or 13%, of the Company's loan portfolio in 1997. The Company had loans to 13 borrowers having principal amounts in excess of $5 million, which loans accounted for $86.1 million, or 7%, of the Company's loan portfolio in 1997. For the same time period in 1996, the Company had loans to 72 borrowers with principal amounts ranging from $2 million to $5 million, which accounted for $219.0 million, or 21%, of the Company's loan portfolio. The Company had loans to 7 borrowers having principal amounts in excess of $5 million, which loans accounted for $45.0 million, or 4%, of the Company's loan portfolio in 1996. In dealing with these larger loans, the Company has attempted to limit its risk exposure through securitization and participations. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

         For the first nine months of 1997, the Company's loans averaged $1.2 billion with a yield of 9.36%, compared with $1.1 billion and a yield of 9.48% for the same period of 1996. The decline in loan yield was partially attributable to the funding of credit card loans from a first quarter 1997 credit card solicitation at a teaser rate. The teaser rate from the 1997 solicitation expired in August 1997 which should result in a higher yield on this portion of the credit card portfolio going forward. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

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

         The allowance for loan losses totaled $13.9 million, or 1.09% of loans net of unearned income excluding loans held for sale, at the end of September 1997, compared with $10.5 million, or 1.01% of loans net of unearned income excluding loans held for sale, at the end of September 1996. At December 31, 1996, the allowance for loan losses was $11.3 million, or 1.01% of loans net of unearned income excluding loans held for sale. The allowance for loan losses as a percentage of nonperforming loans was 499% and 648% as of September 30, 1997 and 1996, respectively.

         Annualized net charge-offs as a percentage of average loans during the first nine months of 1997 were 0.88%, compared with 0.69% for the first nine months of 1996. Excluding credit cards, annualized net charge-offs as a percentage of average loans were 0.44% for the first nine months of 1997 compared with 0.34% for the first nine months of 1996. During the first nine months of 1997, net charge-offs for credit cards totaled $4.3 million, a higher level than those historically experienced. The level of credit card charge-offs declined for the third quarter of 1997 compared with the first half of 1997. Based on review of past due trends, however, the Company expects the level of charge-offs to increase in the fourth quarter of 1997. The Company continues to examine various options for the credit card portfolio, including selling part of the portfolio, and has not made a decision regrding its credit card holdings. The Company's credit card servicer has made some changes regarding collection procedures including linking servicing fees to collection results, staffing changes and incentives for collectors.

           Table 1 presents changes in the allowance for loan losses.

TABLE 1
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
                                                                             At and for
                                              At and for the nine months   the year ended
                                                  ended September 30,       December 31,
                                             -------------------------     ---------------
                                                1997          1996             1996
--------------------------------------------------------------------------------------
Balance at beginning of period              $   11,290   $    8,661         $    8,661
Valuation allowance for loans purchased          1,243          592              1,261
Provision for loan losses                        9,603        8,171             10,263
Charge-offs:
         Credit cards                            4,267        3,024              4,072
         Bank loans, leases & Blue Ridge         4,939        3,290              4,085
         Fraudulent acquired loans                   0        1,303              1,303
Recoveries                                         995          734                565
---------------------------------------------------------------------------------------
         Net charge-offs                         8,211        6,883              8,895
--------------------------------------------------------------------------------------
Allowance at end of period                  $   13,925   $   10,541         $   11,290
=======================================================================================


         At September 30, 1997, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan", was $1.2 million. The related allowance for these impaired loans was $844,000. The average recorded investment and foregone interest on impaired loans during the nine months ended September 30, 1997 was approximately $905,000 and $56,000, respectively. For the nine months ended September 30, 1997, the Company recognized interest income on impaired loans of $85,000.

Securities

         At September 30, 1997, the Company's total investment portfolio had a book value of $271.5 million and a market value of $273.9 million for an unrealized net gain of approximately $2.4 million. This unrealized net gain excludes the Company's investment in Net.B@nk and the Affinity Warrant, both of which are discussed below. The investment portfolio had a weighted average maturity of approximately 2.0 years. Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $234.2 million in the first nine months of 1997, 10% above the first nine month 1996 average of $212.3 million. The increase in the securities balance was due to increasing the Company's investment in short-term government securities to increase the Company's liquidity. The average portfolio yield increased to 6.16% for the first nine months of 1997 from 5.96% for the first nine months of 1996. The portfolio yield increased due to maturities of lower yielding government securities which were reinvested at higher rates. At September 30, 1997, securities totaled $273.4 million, up $17.3 million from the $256.1 million invested as of the third quarter end 1996 and up $28.0 million from the December 31, 1996 balance of $245.4 million.

         At September 30, 1997, the Company owned 128,366 shares of common stock of Affinity and a warrant to purchase an additional 5,871,340 shares of Affinity's common stock at a purchase price of $0.0001 per share. As of September 30, 1997, the investment in Affinity's common stock, included in securities available for sale, was recorded at its market value of $497,000. The Affinity Warrant was not included in securities at September 30, 1997.

         At September 30, 1997, the Company owned 1,175,000 shares of common stock of Net.B@nk. As of September 30, 1997, the investment in Net.B@nk's common stock, included in securities available for sale, was recorded at its basis of approximately $976,000. The Net.B@nk investment is not marked to market value since certain regulators have required certain affiliates of Net.B@nk, including the Company, not to sell their shares until July 31, 2000.

Other Assets

         At September 30, 1997, other assets included other real estate owned of $2.1 million, intangible assets (excluding mortgage servicing rights) of $23.1 million and mortgage servicing rights of $19.3 million. At September 30, 1996, other assets included other real estate owned of $2.2 million, intangible assets (excluding mortgage servicing rights) of $17.0 million and mortgage servicing rights of $15.1 million. The intangible assets balance at September 30, 1997 was attributable to goodwill of $14.3 million, core deposit balance premiums of $8.6 million and purchased credit card premiums of $156,000. During the third quarter of 1997, goodwill and core deposit balance premiums increased $7.2 million and $600,000, respectively, related to the Company's acquisiiton of Lowcountry. The Company expects the goodwill and core deposit premium balances to increase significantly during the fourth quarter of 1997 in connection with the Company's planned acquisition of First Southeast. This acquisition will be recorded using the purchase method of accounting.

Interest-Bearing Liabilities

         During the first nine months of 1997, interest-bearing liabilities averaged $1.3 billion, compared with $1.2 billion for the comparable period of 1996. This increase resulted principally from internal deposit growth related to account promotions, sales efforts and entrance into new markets. The average interest rates were 5.01% and 4.95% for the first nine months of 1997 and 1996, respectively. At September 30, 1997, interest-bearing deposits comprised approximately 87% of total deposits and 85% of interest-bearing liabilities. For the first nine months of 1997, average borrowed funds, which included Federal Home Loan Bank ("FHLB") advances and other short-term borrowings, totaled $167.8 million, compared with $172.0 million for the first nine months of 1996. The Company increased its FHLB advances to $72.0 million at September 30, 1997 from $40.0 million at December 31, 1996. FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions given the competitiveness of the deposit market and the Company's cost of funds. The Company has increased its emphasis on retail banking and raises deposits through market promotions and sales efforts. In general, the Company believes that potential benefits of cross-selling these customers other products and services would offset any increase in the cost of funds over the rate paid for FHLB advances.

         Carolina First Bank's primary source of funds for loans and investments is its deposits which are gathered through Carolina First Bank's branch network. Deposits grew 13% to $1.4 billion at September 30, 1997 from $1.2 billion at September 30, 1996. At December 31, 1996, deposits totaled $1.3 billion. During the second quarter of 1997, approximately $55 million in deposits were sold as part of the sale of five branch offices. On July 18, 1997, in connection with the acquisition of Lowcountry, the Company acquired approximately $64 million in deposits. Internal growth, particularly from account promotions and new markets, generated the remainder of the new deposits. During the first nine months of 1997, total interest-bearing deposits averaged $1.1 billion with a rate of 4.81%, compared with $1.0 billion with a rate of 4.73% in 1996. During the first nine months of 1997, deposit pricing was very competitive in Carolina First Bank's market areas, resulting in upward pressure on deposit interest rates. The Company expects this competitive deposit environment to continue. The Company does not believe that it has any brokered deposits.

         Average noninterest-bearing deposits, which increased 32% during the year, increased to 15.2% of average total deposits in the first nine months of 1997 from 13.1% in the first nine months of 1996. This increase was primarily attributable to new accounts from offering the Atlanta Internet Bank service during the first seven months of the year, commercial loan customers and escrow balances related to mortgage servicing operations. Atlanta Internet Bank deposits were transferred to Net.B@nk on July 31, 1997 resulting in a reduction in Carolina First Bank's total deposits of approximately $43 million, which decreased Carolina First Bank's noninterest-bearing deposit balances. For the third quarter of 1997, average noninterest-bearing deposits as a percentage of average total deposits decreased to 14.1% from 16.7% for the second quarter of 1997.

         The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, these core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 86% for the first nine months of 1997. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.

Capital Resources and Dividends

         Total shareholders' equity amounted to $124.5 million, or 7.06%, of total assets at September 30, 1997, compared with $101.4 million, or 6.75% of total assets, at September 30, 1996. At December 31, 1996, shareholders' equity totaled $105.0 million, or 6.67% of total assets. The $19.5 million increase in total shareholders' equity since December 31, 1996 resulted principally from the issuance of Common Stock related to the Lowcountry acquisition, retention of earnings, and an increase in the unrealized gain on securities available for sale less cash dividends paid.

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

         Book value per share at September 30, 1997 and 1996 was $10.25 and $8.97, respectively. Tangible book value per share at September 30, 1997 and 1996 was $8.33 and $7.47, respectively. At December 31, 1996, book value and tangible book value were $9.26 and $7.80, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions, the acquisition of Lowcountry and the purchase of CF Mortgage.

         At September 30, 1997, the Company and Carolina First Bank were in compliance with each of the applicable regulatory capital requirements. Table 2 sets forth various capital ratios for the Company and Carolina First Bank.

TABLE 2
CAPITAL RATIOS


                                As of  Well Capitalized   Adequately Capitalized
                               9/30/97   Requirement            Requirement


Company:
   Total Risk-based Capital    10.28%       10.0%                  8.0%
   Tier 1 Risk-based Capital    7.39         6.0                   4.0
   Leverage Ratio               5.78         5.0                   4.0

Carolina First Bank:
   Total Risk-based Capital     9.83        10.0                   8.0
   Tier 1 Risk-based Capital    8.88         6.0                   4.0
   Leverage Ratio               6.92         5.0                   4.0


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

         The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At September 30, 1997, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $206.6 million.

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

         The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. At September 30, 1997, Carolina First Bank's liquidity ratio was approximately 12%. At September 30, 1997, Carolina First Bank had unused short-term lines of credit totaling approximately $27 million (which are withdrawable at the lender's option). In addition, Carolina First Bank has access to borrowing from the FHLB. At September 30, 1997, unused borrowing capacity from the FHLB totaled approximately $79 million with an outstanding balance of $72 million. Management believes that these sources are adequate to meet its liquidity needs.

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

         In connection with the acquisition of Lowcountry, Carolina First Bank paid approximately $4.8 million in cash as consideration for 40% of Lowcountry's outstanding common shares.

         In July 1997, the Carolina First Employee Stock Ownership Plan ("ESOP") borrowed $3 million from an unaffiliated financial institution to acquire shares of stock of the Company. Such stock is pledged as collateral for the loan. The Company has used the $3 million loan proceeds to fund its subsidiary, CF Investment Company. CF Investment Company received its Small Business Investment Company license from the Small Business in September. CF Investment Company will principally focus on bank technology investments that have products or services that can be used in banking.

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

         As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $8.1 million and $6.9 million in the first nine months of 1997 and 1996, respectively, or 0.88% and 0.69%, respectively, as an annualized percentage of average loans. Excluding credit card receivables, annualized net loan charge-offs as a percentage of average loans were 0.44% and 0.34% during the first nine months of 1997 and 1996, respectively.

TABLE 3
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)

                                         September 30,   December 31,
                                       ----------------  ------------
                                        1997      1996       1996
                                       -------  -------  ------------
Nonaccrual loans                       $ 1,508  $ 1,626    $   960
Restructured loans                       1,283        0      1,909
-------------------------------------------------------------------
     Total nonperforming loans           2,791    1,626      2,869
Other real estate                        2,130    2,227      3,011
-------------------------------------------------------------------

     Total nonperforming assets        $ 4,921  $ 3,853    $ 5,880
==================================================================
Nonperforming assets as a % of loans
     and foreclosed property             0.38%    0.37%      0.52%

Accruing loans past due 90 days        $4,033   $ 2,528    $ 2,371
===================================================================

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

         None.

                                     PART II
                                   (Continued)


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5   OTHER INFORMATION

         Pending Acquisitions

         On July 1, 1997, the Company signed a definitive agreement to acquire First Southeast Financial Corporation ("First Southeast"), the holding company for First Federal Savings and Loan Association of Anderson ("First Federal") based in Anderson, South Carolina. Assuming consummation, First Federal will be merged into Carolina First Bank, a wholly-owned subsidiary of Carolina First Corporation, and its operations will become part of the operations of Carolina First Bank. Under the terms of the agreement, holders of First Southeast's common stock will receive the Company's common stock using an exchange ratio calculated based on the average closing prices for the 10 days preceding closing. Accordingly, the number of the Company's shares expected to be issued in the merger fluctuates based on the Company's stock price and is not known at this time. In addition, if the Company's average closing stock price for the 10 days preceding closing exceeds $19.0156, either party can terminate the transaction. Additional information regarding the terms of the merger, calculation of the exchange ratio and pro forma financial information is included in the Company's registration statement on Form S-4 filed with the Securities and Exchange Commission. At September 30, 1997, First Southeast had approximately $350 million in assets, $275 million in loans and $285 million in deposits. The Company will record the acquisition using the purchase method of accounting. The closing of this transaction, which is subject to receipt of shareholder approvals and waiver of termination rights if the Company's stock price exceeds $19.0156 for the 10 days preceding closing, is scheduled for late November 1997.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

10.1 Noncompetition and Severance Agreement dated September 17, 1997 between Carolina First Corporation and Jospeh C. Reynolds

                                     PART II
                                   (Continued)

10.2 Office of Thrift Supervision Modification of Approval of Holding Company Acquisition and Purchase of Assets and Assumption of Liabilities date July 25, 1997 between Net, B@nk,Inc. and the Office of Thrift Supervision Regarding Restrictions on Net.B@nk, Inc. Stock

10.3 Agreement and Plan of Reorganization entered into as of July 1, 1997 between and among Carolina First Bank, Carolina First Corporation, First Federal and First Southeast: Incorporated by reference to Exhibit
         2.1 of Carolina First Corporation's Registration Statement on Form S-4, Commission File No. 333-32459.

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