Form 10-K
period 1997-12-31
CAROLINA FIRST CORP
filed 1998-03-31
CIK 797871

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

----- TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM to

Commission file number 0-15083
                       -------

                           CAROLINA FIRST CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

              South Carolina                                    57-0824914
              --------------                                    ----------
 (State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                              Identification No.)

102 South Main Street, Greenville, South Carolina                     29601
-------------------------------------------------                     -----
 (Address of principal executive offices)                           (Zip Code)
Registrant's telephone number, including area code (864) 255-7900

Securities registered pursuant to Section 12(b) of the Act:

       None                         None
       ----                         ----
       (Title of Class)             (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), computed by reference to the closing price of such stock, as of March 13, 1998 was $417,236,000.

The number of shares outstanding of the Registrant's common stock, $1.00 par value was 17,709,941 at March 13, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Incorporated Document                                    Location in Form 10-K
---------------------                                    ---------------------
Portions of 1997 Annual Report to Shareholders                Part II; IV
Portions of Proxy Statement dated March 20, 1998                Part III

                                     PART I
                                     ------


ITEM 1 - BUSINESS


The Company

            Carolina First Corporation (the "Company"), a South Carolina corporation organized in 1986, is a bank holding company headquartered in Greenville, South Carolina. At December 31, 1997, it operated through four subsidiaries: Carolina First Bank, a state-chartered bank headquartered in Greenville, South Carolina; Carolina First Mortgage Company, a South Carolina corporation headquartered in Columbia, South Carolina ("CF Mortgage"); Blue Ridge Finance Company, Inc., a consumer finance company headquartered in Greenville, South Carolina ("Blue Ridge"); and CF Investment Company, a small business investment company headquartered in Greenville, South Carolina ("CF Investment"). Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. The Company currently conducts business through 65 locations in South Carolina. At December 31, 1997, the Company had approximately $2.2 billion in assets, $1.6 billion in loans, $1.7 billion in deposits, $201.7 million in shareholders' equity and $336.7 million in market capitalization.

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

            The Company currently serves four principal market areas: the Greenville and Anderson metropolitan areas and surrounding counties (located in the Upstate region of South Carolina); the Columbia metropolitan area and surrounding counties (located in the Midlands region of South Carolina); Georgetown and Horry counties (located in the northern Coastal region of South Carolina); and the Charleston metropolitan area (located in the central Coastal region of South Carolina). The Company's principal market areas represent the four largest Metropolitan Statistical Areas in the state. The Company also has branch locations in other counties in South Carolina.

            The Company began its operations with the de novo opening of Carolina First Bank in Greenville and has pursued a strategy of growth through internal expansion and through the acquisition of branch locations and financial institutions in selected market areas. The Company has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers. Approximately half of the Company's total deposits have been generated through acquisitions. See "Acquisitions and Dispositions."

            At December 31, 1997, the Company owned 2,528,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warranty"). These Affinity shares and the shares represented by the Affinity Warrant constitute approximately 17% of Affinity's outstanding common stock. The investment in Affinity's common stock, included in securities available for sale, was recorded at its market value of approximately $6 million. The Affinity Warrant was not reported on the Company's balance sheet as of December 31, 1997. Affinity develops and markets technologies, including automated lending machines, that enable financial institutions and other businesses to provide consumer financial services electronically.

            On December 29, 1997, the Company exercised a portion of the Affinity Warrant and was issued 2,400,000 shares of common stock of Affinity for an exercise price of $226.

            As a result of this exercise of the Affinity Warrant, total shareholders' equity of the Company increased by approximately $3.8 million from recording the unrealized gain (net of taxes) related to reporting the Affinity common stock (classified as securities available for sale) at its market value.

            The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities law.

            On July 31, 1997, Net.B@nk, Inc. ("Net.B@nk") completed its initial public offering in which it sold 3,450,000 shares of its common stock. Net.B@nk owns and operates the Atlanta Internet Bank, FSB ("Atlanta Internet Bank"), a FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet for their commercial and financial services. Carolina First Bank assisted with the development of Atlanta Internet Bank, including offering of Atlanta Internet Bank as a service of Carolina First Bank prior to the completion of Net.B@nk's initial public offering. Upon consummation of the offering, the Internet banking deposits of Carolina First Bank were transferred to the Atlanta Internet Bank. In connection with such agreement, the Company was issued 1,325,000 shares of Net.B@nk's common stock, 150,000 of which were sold in the initial public offering as a selling shareholder for a net gain of approximately $1.25 million.

            The Company currently owns 1,175,000 shares of Net.B@nk common stock, or approximately 18% of the outstanding shares. These shares are carried on the Company's books (as securities available for sale) at a basis of approximately $979,000. In connection with these transactions, the Company also received approximately $2.1 million as reimbursement for funds invested in the start-up of Net.B@nk. Under the terms of the Office of Thrift Supervision's approval of Atlanta Internet Bank, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000.


Carolina First Bank

            Carolina First Bank engages in a general banking business through 62 branches in 40 communities in 18 South Carolina counties. Carolina First Bank's primary focus is on commercial and consumer lending to customers in its market areas, with mortgage lending being of secondary emphasis. It also provides demand transaction accounts and time deposit accounts to businesses and individuals. Since the acquisition of CF Mortgage in 1993, Carolina First Bank's mortgage origination and servicing activities have been performed by CF Mortgage.

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

             CF Mortgage's mortgage loan origination operation is conducted principally through six offices in South Carolina. Mortgage loan applications are forwarded to CF Mortgage's headquarters in Columbia for processing in accordance with GNMA, FNMA and other applicable guidelines. During 1997, 1,278 mortgage loans totaling $153 million were originated. The Company generally sells all conforming fixed rate mortgage loans into the secondary market.

            CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the right to service is owned by Carolina First Bank and other non-affiliated financial institutions. This servicing operation is conducted at its headquarters located in Columbia, South Carolina. At December 31, 1997, CF Mortgage was servicing approximately 20,187 loans having an aggregate principal balance of approximately $1.7 billion.


Blue Ridge

            On December 29, 1995, the Company completed its acquisition of Blue Ridge, a consumer finance company headquartered in Greenville, South Carolina. Blue Ridge operates from one location and, at December 31, 1997, had approximately $19 million in total assets. Blue Ridge is engaged primarily in indirect automobile lending.


CF Investment Company

            In September 1997, CF Investment became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company will principally focus on companies that offer bank-related products, technology or services. In 1997, the Company capitalized CF Investment with a contribution of $3.0 million. CF Investment made its first investment in December 1997 investing in ITS, Inc. ("ITS"), which specializes in electronic document management. CF Investment has agreed to lend up to $1.2 million to ITS and has received a 49% equity ownership position.


Acquisitions and Dispositions

            On April 6, 1997, the Company completed the sale of five branches located in Barnwell, Blackville, Salley, Springfield and Williston to the Bank of Barnwell County, a wholly-owned subsidiary of Community Capital Corporation ("Community Capital"), headquartered in Greenwood, South Carolina. In connection with this transaction, Carolina First Bank recorded a gain of $2.3 million, sold loans of approximately $15 million and transferred deposits of approximately $55 million.

            On July 18, 1997, the Company acquired Lowcountry Savings Bank, Inc., a South Carolina-chartered savings bank headquartered in Mt. Pleasant, South Carolina ("Lowcountry"), through the merger of Lowcountry into Carolina First Bank. The Lowcountry transaction was accounted for as a purchase and resulted in the payment of approximately $13 million for the outstanding shares of Lowcountry common stock. Of this amount, approximately $4.8 million was paid in cash, and approximately $8.2 million was paid in the form of 508,415 shares of the Company's $1.00 par value common stock ("Common Stock"). At June 30, 1997, Lowcountry operated through five locations in the Charleston area and had approximately $80 million in assets, $73 million in loans and $64 million in deposits. Three branches were subsequently consolidated to achieve operating efficiencies.

            On November 21, 1997, the Company acquired First Southeast Financial Corporation ("First Southeast"), the holding company for First Federal Savings and Loan Association of Anderson ("First Federal"), a thrift based in Anderson, South Carolina. At September 30, 1997, First Southeast had approximately $350 million in assets, $275 million in loans and $285 million in deposits. First Federal had 13 offices located in Anderson, Greenville, Greenwood and Abbeville counties in South Carolina which were converted into Carolina First Bank offices upon consummation of the merger. Two of Carolina First Bank's branches were subsequently consolidated with two of First Federal's branches to achieve operating efficiencies. In connection with such acquisition, 3,497,400 shares of the Company's Common Stock valued (as of the closing date of the acquisition) at approximately $70 million were exchanged for all outstanding shares of First Southeast common stock. The transaction was accounted for using the purchase method of accounting.

            In February 1998, the Company signed a definitive merger agreement to acquire Resource Processing Group, Inc. ("RPG"), a privately-held credit card services company with total assets of approximately $19.3 million and total equity of approximately $10.6 million as of December 31, 1997. In connection with the merger, the Company will issue to RPG's shareholders of Common Stock valued at the time of closing at approximately $11.3 million. Substantially all of RPG's activities are related to the origination and servicing of credit cards on behalf of third parties, one of which is the Company. RPG does not have any receivables associated with credit cards or other loans. The Company expects that the closing of this transaction will occur in the second quarter of 1998. It will be accounted for using the purchase method of accounting.

            In February 1998, the Company announced the divestiture of three branches located in Belton, Calhoun Falls and Honea Path with approximately $45 million in deposits. The branches are being sold to Community Capital. This transaction is scheduled to be completed in the second quarter of 1998 and is subject to regulatory approval, among other conditions.

            The following list summarizes the Company's acquisition activity during the past three years.


                                                  Total Assets      Method of
Acquisition                     Date              Acquired          Accounting
-----------                     ----              --------          ----------
Aiken National Bank             April 1995        $39 million        Pooling
Aiken, South Carolina

Midlands National Bank          June 1995         $44 million        Pooling
Prosperity, South Carolina

                                                  Total Assets      Method of
Acquisition                       Date            Acquired          Accounting
-----------                       ----            --------          ----------

Blue Ridge Finance Company, Inc.  December 1995   $4 million        Pooling
Greenville, South Carolina

Lowcountry Savings Bank, Inc.     July 1997       $80 million       Purchase
Mt. Pleasant, South Carolina

First Southeast Financial         November 1997   $350 million      Purchase
Corporation
Anderson, South Carolina

Resource Processing Group, Inc.   Pending         $19 million       Purchase
Columbia, South Carolina


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

            In November 1993, the Board of Directors initiated a regular quarterly cash dividend of $0.05 per share payable on the Common Stock, the first of which was paid on February 1, 1994. Cash dividends have been paid on a quarterly basis since the initiation of the cash dividend. The Board of Directors increased the quarterly cash dividend to $0.06 per share beginning in the first quarter of 1995 and to $0.07 per share beginning in the first quarter of 1996. At the December 1997 meeting, the Board of Directors approved an $0.08 per share cash dividend on the common stock which represents an effective annual increase of 14%. The Company presently intends to continue to pay this quarterly cash dividend on the Common Stock; however, future dividends will depend upon the Company's financial performance and capital requirements.


Competition

            Each of the Company's markets is a highly competitive banking market in which all of the largest banks in the state are represented. The competition among the various financial institutions is based upon a variety of factors including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, the Company competes with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals. The Company believes it has competed effectively in this market segment by offering quality, personal service.


Employees

            At December 31, 1997, the Company employed a total of 709 full-time equivalent employees. The Company believes that its relations with its employees are good.


Monetary Policy

            The earnings of bank holding companies are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), in connection with its regulation of the money supply. Various methods employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.


Impact of Inflation

            Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company's subsidiaries are primarily monetary in nature. Therefore, the Company's performance is not generally affected by the general levels of inflation on the price of goods and services. While the Company's noninterest income and expense and the interest rates earned and paid are affected by the rate of inflation, the Company believes that the effects of inflation are generally manageable through asset/liability management.


Industry Developments

            Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations.

             In August 1995, the FDIC approved a reduction in the insurance assessments for Bank Insurance Fund ("BIF") deposits. This reduction decreased Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. This decrease was retroactive to June 1, 1995. Effective January 1, 1996, the insurance assessment for Carolina First Bank's BIF deposits was set at zero (although banks pay a $2,000 annual fee). The FDIC insurance assessment reduction applied only to BIF-insured deposits and did not include deposits insured by the SAIF. In connection with the merger of Carolina First Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, approximately 35% of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. Through September 30, 1996, Carolina First Bank's SAIF-insured deposits were assessed at 0.23% of the average assessment base, excluding the special assessment discussed below.

            On September 30, 1996, the President signed into law legislation requiring a special assessment to recapitalize the SAIF. This assessment was applied at a rate of 0.657% of SAIF-insured deposits as of March 31, 1995. Banks that have acquired "Oakar" deposits before March 31, 1995 were allowed a 20% reduction to the assessment base. The result for Carolina First Bank was a charge of $1.2 million pre-tax ($746,000 after-tax) based on approximately $223 million of SAIF deposits. The legislation also changed future annual assessment rates for both BIF-insured deposits and SAIF-insured deposits. For 1998 through 1999, the annual assessment rates will be 0.0129% for BIF-insured deposits and 0.0644% for SAIF-insured deposits.


Accounting Issues

            In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income." SFAS 130 requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Statement is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that the adoption of SFAS 130 will have a material impact on its financial statements.

            In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Statement is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that adoption of SFAS 131 will have a material effect on its financial statements.


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

            Further, the Federal Deposit Insurance Act, as amended ("FDIA"), authorizes the merger or consolidation of any Bank Insurance Fund ("BIF") member with any Savings Association Insurance Fund ("SAIF") member, the assumption of any liability by any BIF member to pay any deposits of any SAIF member or vice versa, or the transfer of any assets of any BIF member to any SAIF member in consideration for the assumption of liabilities of such BIF member or vice versa, provided that certain conditions are met. In the case of any acquiring, assuming or resulting depository institution which is a BIF member, such institution will continue to make payment of SAIF assessments on the portion of liabilities attributable to any acquired, assumed or merged SAIF-insured institution (or, in the case of any acquiring, assuming or resulting depository institution which is a SAIF member, that such institution will continue to make payment of BIF assessments on the portion of liabilities attributable to any acquired, assumed or merged BIF-insured institution).

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

            As a bank holding company registered under the South Carolina Bank Holding Company Act, the Company is also subject to regulation by the State Board. Consequently, the Company must receive the approval of the State Board prior to engaging in the acquisitions of banking or nonbanking institutions or assets. The Company must also file with the State Board periodic reports with respect to its financial condition and operations, management, and intercompany relationships between the Company and its subsidiaries.

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

            CF Investment Company. CF Investment is licensed through the Small Business Administration and operates as a Small Business Investment Company. It is subject to regulation and supervision by the Small Business Administration.

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

Capital Adequacy

            The Company. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common stockholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 1997, the Company was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

            Carolina First Bank. As a state-chartered, FDIC-insured institution which is not a member of the Federal Reserve System, Carolina First Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum ratio of 100 to 200 basis points above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. As of December 31, 1997, Carolina First Bank was in compliance with each of the applicable regulatory capital requirements.


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

            As a FDIC-insured institution, Carolina First Bank is subject to insurance assessments imposed by the

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

            Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule where the actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification. This classification is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA (see "-- Supervision and Regulation -- Other Safety and Soundness Regulations"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Effective January 1, 1996, the insurance assessment for Carolina First Bank's BIF deposits was set at zero (although banks pay a $2,000 annual fee). The FDIC insurance assessment reduction applies only to BIF-insured deposits and does not include deposits insured by the Savings Association Insurance Fund ("SAIF").

            In connection with the merger of Carolina First Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, Carolina First Bank has deposits subject to SAIF insurance assessments imposed by the FDIC. On September 30, 1996, the President signed into law legislation requiring a special assessment to recapitalize the SAIF. This assessment was applied at a rate of 0.657% of SAIF-insured deposits as of March 31, 1995. Banks that have acquired "Oakar" deposits before March 31, 1995 were allowed a 20% reduction to the assessment base. The result for Carolina First Bank was a charge of $1.2 million pre-tax ($746,000 after-tax) based on approximately $223 million of SAIF deposits. The legislation also changed future annual assessment rates for both BIF-insured deposits and SAIF-insured deposits. For 1998 through 1999, the annual assessment rates will be 0.0129% for BIF-insured deposits and 0.0644% for SAIF-insured deposits.


Other Safety and Soundness Regulations

            Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% ( or 3% in the case of a bank with a composite CAMELS rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and
(C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. Carolina First Corporation and Carolina First Bank each currently meet the definition of well capitalized.

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

            In December 1996, the Federal Financial Institutions Examination Council ("FFIEC") adopted a revised Uniform Financial Institutions Rating System ("CAMELS rating system"). This revised CAMELS rating system is used by federal and state regulators to assess the soundness of financial institutions on a uniform basis and to identify those institutions requiring special supervisory attention. The basic structure of the original CAMEL rating system was retained with the addition of a sixth component related to a bank's sensitivity to market risk. The six components of the CAMELS rating system are: 1) capital adequacy,
2) asset quality, 3) management, 4) earnings, 5) liquidity and 6) sensitivity to market risk. The new component involves measuring the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital and management's ability to control this market risk. The evaluation of these six components is the basis for a composite rating assigned to each financial institution. The revised CAMELS rating system was used on all examinations started on or after January 1, 1997.

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

            In 1996, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996 ("Riegle-Neal Act"), which increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Act, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Company and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The Company believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.

            The General Assembly of the State of South Carolina has adopted legislation designed to implement the Riegle-Neal Act.

Other Regulations

            Interest and certain other charges collected or contracted for by Carolina First Bank, CF Mortgage Company and Blue Ridge are subject to state usury laws and certain federal laws concerning interest rates. Carolina First Bank's, CF Mortgage Company's and Blue Ridge's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, CRA requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of Carolina First Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic services.


Forward Looking Statements

        From time to time, the Company may publish forward-looking statements, relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; and recently-enacted or proposed legislation.

ITEM 1 - STATISTICAL DISCLOSURE

Comparative Average Balances -- Yields and Costs........................................................18

Rate/Volume Variance Analysis...........................................................................19

Securities Held for Investment Composition..............................................................20

Securities Available for Sale Composition...............................................................20

Trading Account Composition.............................................................................20

Securities Held for Investment and Securities Available for Sale Maturity Schedule......................21

Loan Portfolio Composition..............................................................................22

Loan Maturity and Interest Sensitivity..................................................................22

Nonperforming Assets....................................................................................23

Summary of Loan Loss Experience.........................................................................23

Composition of Allowance for Loan Losses................................................................24

Types of Deposits.......................................................................................25

Certificates of Deposit Greater than $100,000...........................................................25

Return on Equity and Assets.............................................................................26

Short-Term Borrowings...................................................................................27

Interest Rate Sensitivity...............................................................................28

Market Risk.............................................................................................29

Noninterest Income......................................................................................31

Noninterest Expense.....................................................................................31

                Comparative Average Balances -- Yields and Costs
                             (dollars in thousands)



                                                                                       Years Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                                    1997                                          1996
                                                 --------------------------------------  -------------------------------------------
                                                    Average/     Income/       Yield/           Average/         Income/    Yield/
                                                     Balance     Expense        Rate             Balance         Expense     Rate
                                                     -------     -------        ----             -------         -------     ----
ASSETS
 Earning assets
  Loans (net of unearned income)(1) ............  $ 1,286,503   $  120,385       9.36 %    $  1,085,680      $  103,040       9.49 %
  Investment securities (taxable) ..............      210,558       12,824       6.09           187,485          10,959       5.85
  Investment securities (nontaxable) ...........       31,165        2,225 (2)   7.14            26,897           1,889 (2)   7.02
  Federal funds sold and resale agreements .....        -----        -----       ----            10,112             676       6.69
  Interest-bearing bank balances ...............       18,010        1,051       5.84            10,484             633       6.04
                                                   ------------- ----------                  ----------------  ---------
      Total earning assets .....................    1,546,236      136,485       8.83 %       1,320,658         117,197       8.87 %
                                                   ------------- ----------                  ----------------  ---------
  Non-earning assets ...........................      155,722                                   160,036
      Total assets .............................  $ 1,701,958                              $  1,480,694
                                                   =============                             ================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking ..........................  $   216,126   $    6,665       3.08 %    $    157,596      $    3,897       2.47 %
    Savings ....................................       56,773        1,600       2.82            62,529           1,772       2.83
    Money market ...............................      186,601        7,940       4.26           192,026           8,071       4.20
    Certificates of deposit ....................      649,393       37,023       5.70           563,773          31,923       5.66
    Other ......................................       61,822        3,692       5.97            50,566           2,986       5.91
                                                   ------------- ----------                  ----------------  ---------
      Total interest-bearing deposits ..........    1,170,715       56,920       4.86 %       1,026,490          48,649       4.74 %
   Short-term borrowings .......................      169,220        9,488       5.61           158,294           8,657       5.47
   Long-term borrowings ........................       27,550        2,592       9.41            26,356           2,495       9.47
                                                   ------------- ----------                  ----------------  ---------
    Total interest-bearing liabilities .........    1,367,485       69,000       5.05 %       1,211,140          59,801       4.94 %
                                                   ------------- ----------                  ----------------  ---------
   Non-interest bearing liabilities
    Non-interest bearing deposits ..............      197,504                                   154,261
    Other non-interest liabilities .............       13,611                                    16,107
                                                   -------------                             ----------------
    Total liabilities ..........................    1,578,600                                 1,381,508
                                                   -------------                             ----------------
Shareholders' equity ...........................      123,358                                    99,186
  Total liabilities and shareholders' equity ...  $ 1,701,958                              $  1,480,694
                                                   =============                            ================
 Net interest margin ...........................                 $   67,485      4.36 %                      $  57,396       4.35  %
                                                                 ==========                                  =========



                                                                               Years Ended December 31,
                                                        -----------------------------------------------------------
                                                                                           1995
                                                        -----------------------------------------------------------
                                                                       Average/            Income/          Yield/
                                                                        Balance            Expense           Rate
                                                                        -------            -------           ----

ASSETS
 Earning assets ................................                   $   965,632        $    92,731             9.60 %
  Loans (net of unearned income)(1) ............                       134,894              7,500             5.56
  Investment securities (taxable) ..............                        22,930              1,674 (2)         7.30
  Investment securities (nontaxable) ...........                         5,870                360             6.13
  Federal funds sold and resale agreements .....                           919                 71             7.73
  Interest-bearing bank balances                                 --------------------  -----------
                                                                     1,130,245            102,336             9.05 %
      Total earning assets .....................                 --------------------  -----------
  Non-earning assets ...........................                       139,512
      Total assets .............................                  $  1,269,757
                                                                 ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking ..........................                   $   114,897        $     2,332             2.03 %
    Savings ....................................                        75,407              2,235             2.96
    Money market ...............................                       158,742              6,473             4.08
    Certificates of deposit ....................                       497,358             27,544             5.54
    Other                                                               45,850              2,595             5.66
                                                                 --------------------  -----------
      Total interest-bearing deposits ..........                       892,254             41,179             4.62 %
   Short-term borrowings .......................                       136,799              8,196             6.00
   Long-term borrowings ........................                        16,875              1,603             9.50
                                                                 --------------------  -----------
    Total interest-bearing liabilities .........                     1,045,928             50,978             4.87 %
                                                                 --------------------  -----------
   Non-interest bearing liabilities ............
    Non-interest bearing deposits ..............                       130,775
    Other non-interest liabilities .............                         2,812
                                                                 --------------------
    Total liabilities ..........................                     1,179,515
                                                                 --------------------
Shareholders' equity ...........................                        90,242
  Total liabilities and shareholders' equity ...                   $ 1,269,757
                                                                ====================
 Net interest margin ...........................                                       $   51,358             4.54  %
                                                                                      ===========



---------------------------------
(1)Includes nonaccruing loans.
(2)Fully tax-equivalent basis at a 35% tax rate.
Note:  Average balances are derived from daily balances.

                          Rate/Volume Variance Analysis
                             (dollars in thousands)





                                                     1997 Compared to 1996                    1996 Compared to 1995
                                             ---------------------------------------  --------------------------------------
                                               Total       Change in     Change in      Total      Change in     Change in
                                               Change       Volume         Rate        Change       Volume         Rate
                                               ------       ------         ----        ------       ------         ----
Earning assets
   Loans, net of unearned income ......... $     17,345 $      18,792 $      (1,447)$    10,309 $      11,393 $      (1,084)
   Securities, taxable ...................        1,865         1,405           460       3,459         3,074           385
   Securities, nontaxable ................          336           305            31         215           278           (63)
   Federal funds sold ....................         (676)         (676)            0         316           284            32
   Interest-bearing bank balances ........          418           439           (21)        562           578           (16)
                                             -----------  ------------  ------------  ----------  ------------  ------------
             Total interest income .......       19,288        20,265          (977)     14,861        15,607          (746)
                                             -----------  ------------  ------------  ----------  ------------  ------------

Interest-bearing liabilities
   Interest-bearing deposits
      Interest checking ..................        2,768         1,805           963       1,565         1,056           509
      Savings ............................         (172)         (162)          (10)       (463)         (365)          (98)
      Money market .......................         (131)         (231)          100       1,598         1,399           199
      Certificates of deposit ............        5,100         4,881           219       4,379         3,761           618
      Other ..............................          706           672            34         391           278           113
                                             -----------  ------------  ------------  ----------  ------------  ------------
           Total interest-bearing deposits        8,271         6,965         1,306       7,470         6,129         1,341
Short-term borrowings ....................          831           613           218         460         1,175          (715)
Long-term borrowings .....................           97           112           (15)        893           898            (5)
                                             -----------  ------------  ------------  ----------  ------------  ------------

             Total interest expense ......        9,199         7,690         1,509       8,823         8,202           621
                                             -----------  ------------  ------------  ----------  ------------  ------------

                Net interest income ...... $     10,089 $      12,575 $      (2,486)$     6,038 $       7,405 $      (1,367)
                                             ===========  ============  ============  ==========  ============  ============



Note: Changes which are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

                   Securities Held for Investment Composition
                             (dollars in thousands)



                                                                          December 31, (at amortized cost)
                                                                         -------------------------------------------
                                                                             1997            1996          1995
                                                                             ----            ----          ----
U.S. Treasury securities ...........................................     $           0  $            0   $          0
Obligations of U.S. Government agencies and corporations ...........                 0               0              0
Obligations of states and political subdivisions ...................            33,503          29,113         25,937
Other securities ...................................................               352             352            352
                                                                         -------------   -------------  -------------
                                                                         $      33,855  $       29,465   $     26,289
                                                                         =============  ============== ==============



                    Securities Available for Sale Composition
                             (dollars in thousands)


                                                                                December 31, (at fair value)
                                                                         -------------------------------------------
                                                                             1997            1996          1995
                                                                             ----            ----          ----
U.S. Treasury securities ...........................................     $     102,261  $      167,430  $      97,140
Obligations of U.S. Government agencies and corporations ...........           140,197          39,234         36,706
Other securities ...................................................            19,871           7,225         12,426
                                                                          -------------   -------------  -------------
                                                                         $     262,329  $      213,889  $     146,272
                                                                          =============  =============   =============



                                            Trading Account Composition
                                              (dollars in thousands)

                                                                                December 31, (at fair value)
                                                                          ------------------------------ -------------
                                                                              1997            1996           1995
                                                                              ----            ----           ----
U.S. Treasury and Government agencies ..............................     $       2,196  $        1,990  $       4,954
State and political subdivisions ...................................               153              15            851
                                                                          -------------   -------------  ------------
                                                                         $       2,349  $        2,005  $       5,805
                                                                         =============   =============  =============

                       Securities Held for Investment and
                 Securities Available for Sale Maturity Schedule
                             (dollars in thousands)




                                                                    Held for Investment -- Amortized Cost
                                        ------------------------------------------------------------------------------------------
                                                          After One    After Five
                                                             But           But                                  No
                                             Within         Within       Within           After        Contractual
                                            One Year      Five Years    Ten Years       Ten Years         Maturity      Total
                                            --------      ----------    ---------       ---------         --------      -----

U.S Treasury .......................    $         0      $        0    $       0     $        0       $        0    $         0
U.S. Government agencies
   and corporations ................              0               0            0              0                0              0
States and political subdivisions ..          5,913          17,641        9,949              0                0         33,503
Other securities ...................              0              52            0            300                0            352
                                          -------------    -----------   ----------    -----------     ------------   -----------
                                        $     5,913      $   17,693    $   9,949     $      300       $        0    $    33,855
                                          =============    ===========   ==========    ===========     ============   ===========

Weighted average yield

U.S Treasury .......................           0.00  %         0.00  %      0.00  %        0.00   %         0.00  %        0.00  %
U.S. Government agencies
   and corporations ................           0.00            0.00         0.00           0.00             0.00           0.00
States and political subdivisions ..           4.23            4.41         4.95           0.00             0.00           4.54
Other securities ...................           0.00            7.33         0.00           1.67             0.00           2.51
                                          -----------   ------------- ------------  --------------   -------------  -------------
                                               4.23  %         4.42  %      4.95  %        1.67   %         0.00  %        4.52  %
                                          ===========   ============= ============  ==============   =============  =============



                                                                              Available for Sale -- Fair Value
                                        --------------------------------------------------------------------------------------------

                                                           After One       After Five
                                                              But              But                               No
                                            Within           Within          Within          After      Contractual
                                           One Year        Five Years       Ten Years      Ten Years       Maturity         Total
                                           --------        ----------       ---------      ---------       --------         -----

U.S Treasury .......................    $   100,620      $    1,640      $         0      $       0     $         0      $ 102,260
U.S. Government agencies
   and corporations ................         63,036          42,502           31,149          3,511               0        140,198
States and political subdivisions ..              0               0                0              0               0              0
Other securities ...................              0               0                0              0          19,871         19,871
                                          ----------       -------------  --------------   ------------   -------------   ----------
                                        $   163,656      $   44,142      $    31,149      $   3,511     $    19,871      $ 262,329
                                          ==========       =============  ==============   ============   =============   ==========

Weighted average yield

U.S Treasury .......................           6.09 %          5.79  %          0.00 %         0.00 %          0.00 %         6.08 %
U.S. Government agencies
   and corporations ................           5.85            6.39             7.30           7.01            0.00           6.37
States and political subdivisions ..           0.00            0.00             0.00           0.00            0.00           0.00
Other securities ...................           0.00            0.00             0.00           0.00            3.46           3.46
                                          ----------    -------------   -------------    -----------   -------------    -----------
                                               6.00 %          6.37  %          7.30 %         7.01 %          3.46 %         6.04 %
                                          ==========    =============   =============    ===========   =============    ===========



                           Loan Portfolio Composition
                             (dollars in thousands)

                                                                       December 31,
                                          ---------------------------------------------------------------------
                                                 1997          1996         1995          1994          1993
                                                 ----          ----         ----          ----          ----
Commercial, financial and agricultural .. $    225,021   $    196,206  $    188,255   $   179,876   $   137,340
Real Estate
   Construction .........................       42,229         36,757        31,552        24,039        22,752
Mortgage
   Residential ..........................      321,572        245,096       217,899       206,980       157,460
   Commercial and multifamily (1) .......      516,253        378,471       234,153       275,083       157,528
Consumer ................................      141,842        140,206       149,216       129,106        89,788
Credit cards ............................       52,525         40,480        86,901        36,954        53,305
Lease financing receivables .............       79,597         91,321        36,740           208        ------
Loans held for sale .....................      235,151         10,449       125,000        71,695         7,700
                                          -------------  ------------  ------------   -----------   -----------
      Total gross loans ................. $  1,614,190   $  1,138,986  $  1,069,716   $   923,941   $   625,873
Unearned income .........................      (11,775)       (14,211)       (7,056)         (873)       (2,227)
                                          -------------  ------------  ------------   -----------   -----------
      Total loans net of unearned income     1,602,415      1,124,775     1,062,660       923,068       623,646
Allowance for loan losses ...............      (16,211)       (11,290)       (8,661)       (6,002)       (6,679)
                                          -------------  ------------  ------------   -----------   -----------
      Total net loans ................... $  1,586,204   $  1,113,485  $  1,053,999   $   917,066   $   616,967
                                          =============  ============  ============   ===========   ===========

---------------------------------------
(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.




                     Loan Maturity and Interest Sensitivity
                             (dollars in thousands)

                                                         Over One
                                                            But          Over
                                          One Year      Less Than        Five
                                           or Less      Five Years       Years       Total
                                           --------------------------------------------------
Commercial, financial, agricultural and
   commercial real estate ...............$  232,096     $   397,428   $  111,750   $  741,274
Real estate -- construction .............    36,317           5,912            0       42,229
Total of loans with:
   Predetermined interest rates .........    54,830         160,227       37,940      252,997
   Floating interest rates ..............   213,583         243,113       73,810      530,506

                              Nonperforming Assets
                             (dollars in thousands)

                                                                         December 31,
                                                ------------------------------------------------------------
                                                     1997       1996       1995         1994          1993
                                                     ----       ----       ----         ----          ----
Nonaccrual loans ................................ $  1,165    $    960   $ 1,275      $  2,051      $  2,487
Restructured loans ..............................    1,283       1,909     1,085           675             0
                                                  --------    --------   -------      --------      --------
          Total nonperforming loans .............    2,448       2,869     2,360         2,726         2,487
Other real estate owned .........................    1,319       3,011     2,508         1,996         2,879
                                                  --------    --------   -------      --------      --------
          Total nonperforming assets ............ $  3,767    $  5,880   $ 4,868      $  4,722      $  5,366
                                                  ========    ========   =======      ========      ========
Loans past due 90 days still accruing interest .. $  4,125    $  2,371   $ 2,748      $  1,285      $  2,060
                                                  ========    ========   =======      ========      ========
Total nonperforming assets as a percentage
    of loans and foreclosed property ............    0.23%        0.52%     0.46%         0.51%        0.86%
                                                  ========     =======    ======      ========      ========
Allowance for loan losses as a percentage
   of nonperforming loans .......................   662.21%     393.52%   366.99%       220.18%       268.59%
                                                  ========     =======    ======       =======      ========




                         Summary of Loan Loss Experience
                             (dollars in thousands)

                                                                                    December 31,
                                                    --------------------------------------------------------------------------
                                                          1997           1996            1995            1994           1993
                                                    ------------    --------------   -----------   --------------  -----------
Loan loss reserve at beginning of period .......... $    11,290     $       8,661     $   6,002      $   6,679       $   5,276
Purchase accounting acquisitions ..................       3,550                 0           128              0               0
Valuation allowance for loans purchased ...........         658             1,261           633          1,077           1,811
Charge-offs:
    Commercial, financial and agricultural ........         415               335         1,201            519             401
     Real estate - construction ...................           0               115             0             85               0
     Real estate - mortgage .......................         362             1,475            85            263             267
     Consumer .....................................       6,017             3,463         1,437            583             423
     Credit cards .................................       5,325             4,072         2,536          1,641             488
                                                    ------------    --------------   -----------   --------------  -----------
             Total loans charged-off...............      12,119             9,460         5,259          3,091           1,579
                                                    ------------    --------------   -----------   --------------  -----------
Recoveries:
     Commercial, financial and agricultural .......         114                67           180             69              23
      Real estate - construction ..................           0                 0             0              0               0
      Real estate - mortgage ......................           1                 7            14              9              23
      Consumer ....................................       1,071                95           114             62              19
      Credit cards ................................           0               396             3              0               0
                                                    ------------    --------------   -----------   --------------  -----------
              Total loans recovered ...............       1,186               565           311            140              65
                                                    ------------    --------------   -----------   --------------  -----------
Net charge-offs ...................................      10,933             8,895         4,948          2,951           1,514
      Provision charged to expense ................      11,646            10,263         6,846          1,197           1,106
                                                    ------------    --------------   -----------   --------------  -----------
Loan loss reserve at end of period ................ $    16,211     $      11,290    $    8,661      $   6,002       $   6,679
                                                    ============    ==============   ===========   ==============  ===========
Average loans ..................................... $ 1,286,503     $   1,085,680    $  965,632      $ 781,503       $ 548,619
Total loans, net of unearned income (period end) ..   1,602,415         1,124,775     1,062,660        923,068         623,646
Net charge-offs as a percentage of average loans ..        0.84%             0.82%         0.51%          0.38 %         0.28%
Allowance for loan losses as a percentage of loans
   excluding loans held for sale ..................        1.19              1.01          0.92           0.71           1.08


Note: In 1996 and 1997, the Company experienced increased charge-offs related to its credit card activities. The Company expects this trend of higher credit card losses to continue, and perhaps increase.

                    Composition of Allowance for Loan Losses
                             (dollars in thousands)


Allowance Breakdown
                                                      December 31,
                            ---------------------------------------------------------------------
                              1997        1996          1995            1994            1993
                              ----        ----          ----            ----            ----
Commercial, financial and
     agricultural .........$  2,754    $   2,415      $  2,287        $  1,730        $  1,866
Real Estate
     Construction .........     255          203           151             130             148
     Mortgage:
       Residential ........     358          267           233             135             145
       Commercial and
          multifamily .....   1,359        1,218           946             581             627
Consumer ..................   5,011        2,890         1,535           1,071           1,965
Credit cards ..............   5,426        3,157         2,643           1,757           1,262
Loans held for sale .......     162           11             0               0               0
Unallocated ...............     886        1,129           866             598             666
                           --------    ---------      --------        --------        --------
           Total ..........$ 16,211    $  11,290      $  8,661        $  6,002        $  6,679
                           ========    =========      ========        ========        ========



Percentage of Loans in Category
                                                      Dececember 31,
                            ---------------------------------------------------------------------
                                1997        1996        1995           1994              1993
                                ----        ----        ----           ----              ----
Commercial, financial and
     agricultural .........   16.46%       17.61%       20.08%           21.13%          22.30%
Real Estate
     Construction .........    3.09         3.30          3.36            2.82            3.69
     Mortgage:
       Residential ........   23.52        21.99         23.23           24.31           25.55
       Commercial and
          multifamily .....   37.76        33.96         24.97           32.31           25.56
Consumer ..................   15.34        19.51         19.09           15.09           14.25
Credit cards ..............    3.83         3.63          9.27            4.34            8.65
                           --------      -------    ----------      ----------      ----------
           Total (1) ......  100.00%      100.00%       100.00%         100.00%         100.00%
                           ========      =======    =============   ============    ===========

(1) The figure used in calculating total loans excludes loans held for sale and is net of unearned income.

                                Types of Deposits
                             (dollars in thousands)


                                                 Balance as of December 31,
                                ----------------------------------------------------------------
                                    1997           1996          1995         1994        1993
                                    ----           ----          ----         ----        ----
Demand deposit accounts .....  $  206,938     $  194,067    $  160,393   $  126,974    $ 72,950
NOW accounts ................     314,994        184,450       132,063      117,271      85,910
Savings accounts ............      74,248         57,977        66,552       94,774      70,897
Money market accounts .......     183,032        177,665       178,662      155,695     156,519
Time deposits ...............     736,781        474,553       403,914      371,169     297,499
Time deposits of $100,000 or
   over .....................     230,549        192,338       153,907      135,865     120,774
                              -------------  ------------   -----------  -----------   ---------
     Total deposits .........  $1,746,542     $1,281,050    $1,095,491   $1,001,748    $804,549
                                 =============  ============   ===========  ===========   =========

                                             Percent of Deposits as of December 31,
                               ------------------------------------------------------------------
                                      1997           1996          1995         1994        1993
                                      ----           ----          ----         ----        ----
Demand deposit accounts .......      11.85%         15.15%        14.64%       12.68%       9.07%
NOW accounts ..................      18.04          14.40         12.06        11.71       10.68
Savings accounts ..............       4.25           4.53          6.07         9.46        8.81
Money market accounts .........      10.47          13.87         16.31        15.54       19.45
Time deposits .................      42.19          37.04         36.87        37.05       36.98
Time deposits of $100,000 or
   over .......................      13.20          15.01         14.05        13.56       15.01
                               ------------  -------------   ------------ -----------  ----------
     Total deposits ...........     100.00%        100.00%       100.00%      100.00%     100.00%
                               ============  =============   ===========  ===========  ==========


                  Certificates of Deposit Greater than $100,000
                             (dollars in thousands)


Maturing in three months or less .................................... $   58,096
Maturing in over three through six months. ..........................     48,044
Maturing in over six through twelve months. .........................     80,048
Maturing in over twelve months ......................................     44,361
                                                                      ----------
          Total ....................................................  $  230,549
                                                                      ==========

                           Return on Equity and Assets


                                               Years Ended December 31,
                                   ---------------------------------------------
                                    1997      1996      1995     1994      1993
                                    ----      ----      ----     ----      ----
Return on average assets .........    0.84%     0.71%     0.74%   (0.16)%  0.69%
Return on average equity .........   11.62     10.56     10.43    (1.99)   8.27
Return on average common equity ..   11.63     10.97     17.07    (3.08)  12.60
Average equity as a percentage of
   average assets ................    7.25      6.70      7.11     8.27    8.37
Dividend payout ratio ............   24.58     27.17     25.00     n/m     0.00

                              Short Term Borrowings
                             (dollars in thousands)

                              Maximum
                            Outstanding                       Average                            Interest
                              At Any         Average          Interest           Ending          Rate at
Year Ended December 31,      Month End       Balance            Rate            Balance          Year End
-----------------------      ---------       -------            ----            -------          --------
1997
Federal funds purchased and
   repurchase agreements ... $  113,421   $    91,289            5.33%        $   112,161           5.22%
Advances from the FHLB .....    115,000        57,407            5.84                  --             --
Commercial paper ...........     27,254        20,370            6.25              27,254           6.33
Other ......................        324           154            7.50                 324           7.55
                                         ------------------------------     ----------------------------
                                         $   169,220            5.61%         $  139,739           5.44%
                                         ==============================     ===========================


1996
Federal funds purchased and
   repurchase agreements ...  $ 95,013   $    80,644            5.26%         $   87,144           5.32%
Advances from the FHLB .....   115,000        64,554            5.52              40,000           6.95
Commercial paper ...........    18,558        13,067            6.29              18,016           6.40
Other ......................        29            29            7.81                  29           7.72
                                         ------------------------------     ----------------------------
                                         $   158,294            5.47%         $  145,189           5.90%
                                         ==============================     ============================


1995
Federal funds purchased and
   repurchase agreements ... $ 107,717   $    63,611            5.68%          $  91,532           5.54%
Advances from the FHLB .....    90,000        70,526            6.11              90,000           5.75
Commercial paper ...........     2,405            37            6.76               2,405           6.76
Other ......................     2,852         2,625            9.00               2,852           9.00
                                         ------------------------------     ----------------------------
                                         $   136,799            6.00%          $ 186,789           5.71%
                                         ==============================     ============================

                            Interest Rate Sensitivity
                             (dollars in thousands)


                                                                                                  Total
                                                         0-3             4-6        7-12          Within       Over One
                                                       Months          Months      Months        One Year         Year
                                                       ------          ------      ------        --------         ----
Assets
Earning assets
   Loans, net of unearned income ................. $   947,212     $  59,376    $   108,879   $  1,115,467    $   485,918
   Investment securities, taxable ................     108,526        14,354         42,914        165,794         92,243
   Investment securities, nontaxable .............       2,996         1,395          1,521          5,912         27,590
   Federal funds sold ............................           0             0              0              0              0
   Interest bearing balances with
     other banks .................................      34,103           600              0         34,703              0
                                                   -----------     ---------    -----------   ------------    -----------
               Total earning assets ..............   1,092,837        75,725        153,314      1,321,876        605,751
Non-earning assets, net ..........................           0             0              0              0              0
                                                   -----------     ---------    -----------   ------------    -----------
               Total assets ...................... $ 1,092,837     $  75,725    $   153,314   $  1,321,876    $   605,751
                                                   ===========     =========    ===========   =============   ===========
Liabilities and Shareholders' Equity
Liabilities
   Interest-bearing liabilities
      Interest-bearing deposits
          Interest Checking ...................... $   314,993     $       0    $         0    $   314,993    $         0
          Savings ................................      74,248             0              0         74,248              0
          Money Market ...........................     183,032             0              0        183,032              0
          Certificates of Deposit ................     223,367       196,863        266,863        687,093        198,007
          Other ..................................      20,750        18,288         24,790         63,828         18,403
                                                   -----------     ---------    -----------   ------------    -----------
            Total interest-bearing deposits ......     816,390       215,151        291,653      1,323,194        216,410
                                                   -----------     ---------    -----------   ------------    -----------
      Short-term borrowings ......................     138,157           983            275        139,415              0
      Long-term borrowings .......................          81            81            162            324         39,119
                                                   -----------     ---------    -----------   ------------    -----------
            Total interest-bearing liabilities ...     954,628       216,215        292,090      1,462,933        255,529
   Noninterest bearing liabilities
      Noninterest bearing deposits ...............           0             0              0              0              0
      Other noninterest bearing liabilities, net .           0             0              0              0              0
                                                   -----------     ---------    -----------   ------------    -----------
            Total liabilities ....................     954,628       216,215        292,090      1,462,933        255,529
                                                   -----------     ---------    -----------   ------------    -----------
Shareholders'equity ..............................           0             0              0              0              0
                                                   -----------     ---------    -----------   ------------    -----------
            Total liabilities and shareholders'
               equity ............................ $   954,628     $ 216,215    $   292,090    $ 1,462,933    $   255,529
                                                   ===========     =========    ===========    ===========    ===========
Interest sensitive gap ........................... $   138,209     $(140,490)   $  (138,776)   $  (141,057)   $   350,222
Cumulative interest sensitive gap ................ $   138,209     $  (2,281)   $  (141,057)   $  (141,057)   $  (209,165)



                                                       Non-
                                                     Sensitive          Total
                                                     ---------          -----
Assets
Earning assets
   Loans, net of unearned income ................. $           0     $ 1,601,385
   Investment securities, taxable ................             0         258,037
   Investment securities, nontaxable .............             0          33,502
   Federal funds sold ............................             0               0
   Interest bearing balances with
     other banks .................................             0          34,703
                                                     -----------     -----------
               Total earning assets ..............             0       1,927,627
Non-earning assets, net ..........................       228,719         228,719
                                                     -----------     -----------
               Total assets ...................... $     228,719       2,156,346
                                                     ===========     ===========
Liabilities and Shareholders' Equity
Liabilities
   Interest-bearing liabilities
      Interest-bearing deposits
          Interest Checking ......................    $         0    $   314,993
          Savings ................................              0         74,248
          Money Market ...........................              0        183,032
          Certificates of Deposit ................              0        885,100
          Other ..................................              0         82,231
                                                     -----------     -----------
            Total interest-bearing deposits ......              0      1,539,604
                                                     -----------     -----------
      Short-term borrowings ......................              0        139,415
      Long-term borrowings .......................              0         39,443
                                                     -----------     -----------
            Total interest-bearing liabilities ...              0      1,718,462
   Noninterest bearing liabilities
      Noninterest bearing deposits ...............        206,938        206,938
      Other noninterest bearing liabilities, net .         29,287         29,287
                                                     -----------     -----------
            Total liabilities ....................        236,225      1,954,687
                                                     -----------     -----------
Shareholders'equity ..............................        201,659        201,659
                                                     -----------     -----------
            Total liabilities and shareholders'
               equity ............................    $   437,884    $ 2,156,346
                                                      ===========    ===========
Interest sensitive gap ...........................    $  (209,165)            --
Cumulative interest sensitive gap ................             --             --

MARKET RISK

            Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign exchange rate risk, equity risk and commodity price risk, do not arise in the normal course of the Company's business activities.

            Achieving consistent growth in net interest income is the primary goal of the Company's asset/liability function. The Company attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. The Company seeks to accomplish this goal while maintaining adequate liquidity and capital. The Company's asset/liability mix is believed to be sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

            The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a monthly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 200 basis points. According to the model as of December 31, 1997, the Company is positioned so that net interest income will increase $9.9 million if interest rates rise in the near term and will decrease $7.2 million if interest rates decline in the near term.

            Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

            The table on the following page shows the Company's ending balance sheet and the associated average yield/cost as of December 31, 1997 and reflects the impact that an increase and decrease of 200 basis points would have on net interest income within a one year time frame.

                               INTEREST RATE RISK
                                ($ in thousands)

                                                                                                              PROJECTED
                                                                              -----------------------------------------------
                                                                                  No Rate Changes      Increase Rates 200 BP
                                                                              ----------------------- -----------------------
                                                       Ending        Average                Average                 Average
                                                      Balance      Yield/Rate 1998 Income/ Yield/Cost 1998 Income/ Yield/Cost
                                                     12/31/97       12/31/97     Expense      1998      Expense      1998
                                                     --------       --------     -------      ----      -------      ----
ASSETS
 Earning assets
  Loans (net of unearned income)(1) .............  $ 1,602,415        9.36%     $ 163,333     9.45%   $ 184,779    10.69%
  Investment securities (taxable) ...............       33,503        6.09         14,413     5.80       16,651     6.70
  Investment securities (nontaxable) ............      265,030        7.14(1)       2,431     7.32(1)     2,534     7.63(1)
  Federal funds sold and resale agreements ......           --          --             45     5.50          155     7.50
  Interest bearing deposits with other banks ....       34,703        5.84          1,299     5.53        1,299     5.53
                                                   -----------                  ---------               -------
      Total earning assets ......................    1,935,651        8.83%     $ 181,522     8.88%   $ 205,418    10.04%
  Non-earning assets ............................      220,695                  ---------               -------
                                                   -----------
      Total assets ..............................  $ 2,156,346
                                                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking ...........................  $   314,994        3.08%     $   9,837     3.20%   $  11,340     3.60%
    Savings .....................................       74,248        2.82          2,208     2.82        2,959     3.78
    Money market ................................      183,032        4.26          8,777     4.19       11,802     5.63
    Certificates of deposit .....................      967,330        5.72         59,718     5.67       66,514     6.31
                                                   -----------                  ---------               -------
      Total interest-bearing deposits ...........    1,539,604        4.86%        80,540     5.13%      92,616     5.81%
   Short-term borrowings ........................      139,739        5.61          6,217     5.64        8,068     7.34
   Long-term borrowings .........................       39,119        9.41          2,747     9.07        2,800     9.24
                                                   -----------                  ---------               -------
    Total interest-bearing liabilities ..........    1,718,462        5.05%     $  89,505     5.29%   $ 103,484     6.02%
   Non-interest bearing liabilities                                             ---------               -------
    Non-interest bearing deposits ...............      206,938
    Other non-interest liabilities ..............       29,287
                                                   -----------
    Total liabilities ...........................    1,954,687
                                                   -----------
Shareholders' equity ............................      201,659
  Total liabilities and shareholders' equity ....  $ 2,156,346
                                                   ===========
Net interest margin .............................                     4.36%     $  92,017     4.54%   $ 101,934     5.03%
                                                                   =======      =========     =====     =======     ====



                                                   -------------------------
                                                     Decrease Rates 200 BP
                                                   -------------------------
                                                                   Average
                                                    1998 Income/  Yield/Cost
                                                      Expense      1998
                                                      -------      ----
ASSETS
 Earning assets
  Loans (net of unearned income)(1) .............    $ 141,235     8.17%
  Investment securities (taxable) ...............       12,175     4.90
  Investment securities (nontaxable) ............        2,329     7.02(1)
  Federal funds sold and resale agreements ......            8     3.50
  Interest bearing deposits with other banks ....        1,299     5.53
                                                       ---------
      Total earning assets ......................    $ 157,047     7.68%
  Non-earning assets ............................      ---------

      Total assets ..............................

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking ...........................    $   8,815     2.79%
    Savings .....................................        1,457     1.86
    Money market ................................        5,751     2.75
    Certificates of deposit .....................       49,342     4.68
                                                      ---------
      Total interest-bearing deposits ...........       65,365     4.19%
   Short-term borrowings ........................        4,181     3.94
   Long-term borrowings .........................        2,723     8.90
                                                      ---------
    Total interest-bearing liabilities ..........    $  72,268     4.36%
   Non-interest bearing liabilities                   ---------
    Non-interest bearing deposits ...............
    Other non-interest liabilities ..............

    Total liabilities ...........................

Shareholders' equity ............................
  Total liabilities and shareholders' equity ....

Net interest margin .............................    $  84,778     4.18%
                                                      =========     ====



(1) Fully tax-equivalent basis at a 35% tax rate.

                               Noninterest Income
                             (dollars in thousands)

                                                                  Years Ended December 31,
                                          -----------------------------------------------------------------------
                                                  1997           1996          1995          1994          1993
                                                  ----           ----          ----          ----          ----
Service charges on deposits ................. $   6,997    $     6,490    $    5,524    $    4,089    $    2,916
Loan securitization income ..................      (545)         2,865         2,775             0             0
Mortgage banking income:
   Origination fees .........................     1,688          1,358         1,086           954         1,051
   Gain on sale of mortgage loans ...........       798             34           699           112           509
   Servicing and other ......................       935          1,394           377           572           228
Fees for trust services .....................     1,407          1,286         1,042           919           542
Gain on sale of branches ....................     2,250              0             0             0             0
Gain on sale of credit cards ................         0          4,293             0             0             0
Gain on sale of securities ..................     3,011            973           769            75           680
Gain on sale of mortgage servicing rights ...       212            107         2,943             0             0
Sundry ......................................     2,862          2,541         2,111         1,505           839
                                              ----------   -----------   -----------    ------------- ----------
          Total noninterest income .......... $  19,615    $    21,341    $   17,326    $    8,226    $    6,765
                                              ==========   ===========   ===========    ============= ==========




                                                 Noninterest Expense
                                                (dollars in thousands)


                                                                  Years Ended December 31,
                                            --------------------------------------------------------------------
                                              1997           1996          1995          1994          1993
                                              ----           ----          ----          ----          ----
Salaries and wages ....................... $    21,154   $     20,573     $  17,524    $   15,023    $   10,630
Benefits .................................       4,967          4,649         4,584         4,375         2,510
Occupancy ................................       5,221          4,336         4,209         3,728         2,301
Furniture and equipment ..................       3,951          3,621         3,182         2,577         1,933
Other real estate owned and other losses .         416          2,120           364           280           223
Intangibles amortization .................       1,541          1,889         1,774         2,410           875
Savings Association Insurance
   Fund assessment .......................           0          1,184             0             0             0
Stationery, supplies and printing ........       1,321          1,183         1,037         1,223           772
Postage ..................................       1,349          1,105         1,127           861           536
Advertising ..............................       1,647            821         1,427           959           386
Federal deposit insurance premiums .......         494            469         1,983         2,114         1,605
Credit card solicitation charge ..........           0            383         1,910             0             0
Credit card restructuring charges ........           0              0             0        12,214             0
Sundry ...................................      10,182          9,342         7,761         6,075         5,523
                                           ------------  ------------- ------------- ------------- -------------
          Total noninterest expense ...... $    52,243   $     51,675     $  46,882    $   51,839     $  27,294
                                           ============  ============= ============ ============= =============

ITEM 2 - PROPERTIES


            At December 31, 1997, the Company conducted business through 65 locations in South Carolina. At December 31, 1997, the total net tangible book value of the premises and equipment and leasehold improvements owned by the Company was $39,682,000. The Company believes that its physical facilities are adequate for its current operations.

            The Company's headquarters are located on Main Street in Greenville's downtown commercial area which is currently the site of Carolina First Bank's Greenville main office branch. The Company has temporarily relocated many administrative functions from the Main Street location to another office building, purchased in October 1993, with approximately 27,000 square feet in downtown Greenville. This building also houses Carolina First Bank's trust department and a CF Mortgage origination office. The Company has entered into a lease agreement with Poinsett Plaza, LLC to lease approximately 100,000 square feet in a building to be constructed by the landlord on the property adjoining Carolina First Bank's Greenville main office branch. This lease is expected to commence in the summer of 1999. Blue Ridge's headquarters are located in an office park in Greenville and occupy approximately 3,000 square feet.

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

            The Company's subsidiaries operate through 65 locations, which include the buildings described above. Of these locations, the Company or a subsidiary of the Company owns 26 locations and leases 39 locations. The rental payments due under the leases approximate the market rates. Leases generally have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. The leases generally provide that the lessee pay property taxes, insurance and maintenance costs.

            All locations of the Company and its subsidiaries are considered suitable and adequate for their intended purposes. Individually, none of the above leases are considered material.

ITEM 3 - LEGAL PROCEEDINGS

            The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by the Company and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Company's consolidated financial position or results of operations.

            On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, the majority of the Company's and Carolina First Bank's directors and certain executive and other officers. The named plaintiffs are the Company by and through certain minority shareholders. The Company filed a motion to dismiss with respect to all claims in this complaint, which was granted in December 1997. Plaintiffs have filed a motion for reconsideration and have the right to appeal the grant of the motion to dismiss. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; fraud and constructive fraud; and negligent management. The factual basis upon which these claims are made generally involves the payment to Company officers and other individuals of a bonus in stock held by the Company in Affinity (as reward for their efforts in connection with the Company's procurement of stock in Affinity), statements to former shareholders in connection with the Company's acquisition of Midlands National Bank ("MNB"), alleged mismanagement by certain executive officers involving financial matters and employee matters. The complaint seeks damages for the benefit of the Company aggregating $41 million and recision of the Affinity bonus.

            In an action brought by the same attorneys who brought the above-mentioned derivative action, on December 31, 1996, certain individuals filed a class action lawsuit against the Company, Carolina First Bank, and a number of officers and directors of the Company and Carolina First Bank. In connection with the judge's granting the motion to dismiss in the above-referenced derivative action, the plaintiffs' attorneys have agreed to withdraw this lawsuit, without prejudice. In this class action lawsuit, plaintiffs allege that they are former shareholders of MNB and seek to represent a class of all MNB shareholders involved in the merger of MNB into Carolina First Bank, asserting that the defendants committed fraud, constructive fraud, and breach of fiduciary duty against the defendants by overstating earnings and thereby adversely affecting the consideration received by the MNB shareholders in connection with the merger of MNB into Carolina First Bank. The complaint seeks compensatory damages of approximately $1.8 million and punitive damages in an amount to be determined by a jury, attorneys' fees and other costs.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The following matters were submitted to a vote of security holders by solicitation of proxies during the fourth quarter of 1997: i)consideration of the reorganization agreement dated as of July 1, 1997, between Carolina First Corporation, Carolina First Bank, First Southeast and First Federal, pursuant to which First Southeast was merged into a subsidiary of Carolina First Corporation and First Southeast shareholders received Carolina First Corporation Common Stock in exchange for their shares of First Southeast common stock; ii)expansion of the Board of Directors to 13 and election of three persons (who were at the time members of the First Southeast Board of Directors) to the Carolina First Corporation Board of Directors and iii)consideration of amendments to Carolina First Corporation's Stock Option Plan and Restricted Stock Agreement Plan increasing to 1,500,000 and 500,000, respectively, the number of shares of common stock to be issued pursuant to such plans.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
               MATTERS

            The Company has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. In December 1995, the Board approved an increase in the quarterly cash dividend to $0.07 per share from $0.06 per share in 1995. At the December 1996 meeting, concurrent with the declaration of a six-for-five stock split, the Board of Directors also approved a $0.07 per share cash dividend on the common stock. At the December 17, 1997 meeting, the Board of Directors approved an $0.08 per share cash dividend on the common stock, which represents an effective annual increase of approximately 14%. The Company presently intends to continue to pay this quarterly cash dividend on the common stock; however, future dividends will depend upon the Company's financial performance and capital requirements.

            The Company generates cash to pay dividends primarily through dividends paid to it by its subsidiaries. South Carolina's banking regulations restrict the amount of dividends that may be paid from Carolina First Bank. All dividends paid from Carolina First Bank are subject to prior approval by the South Carolina Commissioner of Banking and are payable only from the undivided profits of Carolina First Bank. At December 31, 1997, Carolina First Bank's retained earnings were $40.2 million. However, the payments of any such dividends would be subject to receipt of appropriate regulatory approvals.

            The Board of Directors declared a six-for-five stock split effected in the form of a 20% common stock dividend, issued on January 30, 1997, to common stockholders of record as of January 15, 1997. This dividend resulted in the issuance of 1,870,130 shares of the Company's $1.00 par value common stock. Per share data of prior periods have been restated to reflect this dividend.

            On February 13, 1998, the Company completed the sale of 2.0 million shares of its Common Stock to certain overseas investors. The shares were offered and sold only to non-U.S. persons under an exemption from registration pursuant to Regulation S under the Securities Act of 1933. In connection with this offering, the Company received net proceeds of approximately $39 million which will be used to support internal growth, acquisitions, the expansion of its finance subsidiary and for general corporate purposes.

            The remaining information required by this Item 5 is set forth on page 48 of the Company's 1997 Annual Report to Shareholders and is incorporated by reference herein. On February 1, 1997, all outstanding shares of the Series 1993B Cumulative Convertible Preferred Stock ("Series 1993B Preferred Stock") were converted into the Company's Common Stock. As of March 13, 1998, there were 3,930 common shareholders of record.


ITEM 6 - SELECTED FINANCIAL DATA

            The information required by this item is set forth on page 12 in the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


            The information required by this item is set forth on pages 13 through 22 in the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            The information required by this item is set forth on pages 23 through 45 in the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE


            Not applicable.

                                    PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


            The information required by this item is set forth on pages 2, 5 and 17 of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.



ITEM 11 - EXECUTIVE COMPENSATION


            The information required by this item may be found on pages 6 through 14 of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


            The information required by this item is set forth on page 16 of the Company's Proxy Statement for the 1998 Annual Meeting of the Shareholders and is incorporated herein by reference.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


            The information required by this item is set forth on page 17 of the Company's Proxy Statement for the 1998 Annual Meeting of the Shareholders and is incorporated herein by reference.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         Certain documents filed as part of this Form 10-K:

1.          Financial Statements

            The information required by this item is set forth on pages 23 through 45 in the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference. The Report of Independent Auditors, dated January 22, 1998 of KPMG Peat Marwick LLP is included on page 23 of the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

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
          Carolina First Corporation's Registration Statement on Form S-8, Commission File No. 33-25424.
10.5  --  Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between
          Carolina First Corporation and Mack I. Whittle, Jr.:  Incorporated by reference to Exhibit 10.5 of
          Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995,
          Commission File No. 0-15083.
10.6  --  Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between
          Carolina First Corporation and William S. Hummers III:  Incorporated by reference to Exhibit 10.6 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995,
          Commission File No. 0-15083.
10.7  --  Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between
          Carolina First Corporation and James W. Terry, Jr.:  Incorporated by reference to Exhibit 10.7 of
          Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995,
          Commission File No. 0-15083.
10.8  --  Noncompetition and Severance Agreement dated February 21, 1996, between Carolina First
          Corporation and David L. Morrow:  Incorporated by reference to Exhibit 10.8 of Carolina First
          Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File
          No. 0-15083.
10.9  --  Short-Term Performance Plan: Incorporated by reference to Exhibit 10.3 of Carolina First
          Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993,
          Commission File No. 0-15083.
10.10 --  Carolina First Corporation Long-Term Management Performance Plan:  Incorporated by reference to Exhibit 10.11 of Carolina First Corporation's Annual Report on Form 10-K for the year ended
          December 31, 1994, Commission File No. 0-15083.
10.11 --  Carolina First Corporation Employee Stock Purchase Plan: Incorporated by reference to Exhibit  99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-79668.
10.12 --  Carolina First Corporation Directors Stock Option Plan:  Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-82668/82670.
10.13 --  Pooling and Servicing Agreement dated as of December 31, 1994 between Carolina First Bank, as Seller and Master Servicer, and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit
          28.1 of Carolina First Corporation's Current Report on Form 8-K dated as of January 24, 1995.
10.14 --  1994-A Supplement dated as of December 31, 1994 between Carolina First Bank, as Seller and Master
          Servicer, and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 28.2 of
          Carolina First Corporation's Current Report on Form 8-K dated as of January 24, 1995.
10.15 --  Servicing Rights Purchase Agreement between Bank of America, F.S.B. and Carolina First Bank dated as of March 31, 1995:  Incorporated by reference to Exhibit 10.17 of Amendment No. 1 to
          Carolina First Corporation's Annual Report on Form 10-K for the year ended, December 31, 1994,
          Commission File No. 0-15083.
10.16 --  Warrant to Purchase Common Stock of Affinity Financial Group, Inc. and Amendment No. 1 with respect to Warrant to Purchase Common Stock of Affinity Financial Group, Inc.  Incorporated by
          reference to Exhibit 10.16 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083.

10.17 --  Letter Agreement between Carolina First Corporation and the Board of Governors of the Federal Reserve
          Board regarding warrant to purchase shares of Affinity Technology Group, Inc. common stock.
          Incorporated by reference to Exhibit 10.1 of Carolina First Corporation's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 1996, Commission File No. 0-15083.

10.18 --  Amended and Restated Agreement regarding the Atlanta Internet Banking Operation by and among
          Carolina First Bank, Internet Organizing Group, Inc., the Organizers  (as set forth on the Signature
          Page of the Agreement), and the Kelton Group of Investors.





11.1  --  Computation of Per Share Earnings.
12.1  --  Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock
          Dividends.
13.1  --  1997 Annual Report to Shareholders of the Company.
21.1  --  Subsidiaries of the Registrant:  Carolina First Bank, Carolina First Mortgage Company, Blue Ridge
          Finance Company and CF Investment Company.
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

CAROLINA FIRST CORPORATION
Signature                        Title                               Date
---------                        -----                               ----
/s/Mack I. Whittle, Jr.          President, Chief                    March 26, 1998
-----------------------          Executive Officer and Director
Mack I. Whittle, Jr.

/s/William S. Hummers III        Executive Vice President and        March 26,1998
-------------------------        Secretary
William S. Hummers III           (Principal Accounting and
                                 Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature                        Title                               Date
---------                        -----                               ----

/s/William R. Timmons, Jr.       Director                            March 26, 1998
---------------------------
William R. Timmons, Jr.

/s/Mack I. Whittle, Jr.          Director                            March 26, 1998
---------------------------
Mack I. Whittle, Jr.

/s/William S. Hummers III        Director                            March 26, 1998
---------------------------
William S. Hummers III

/s/Judd B. Farr                  Director                            March 26, 1998
---------------------------
Judd B. Farr

/s/C. Claymon Grimes, Jr.        Director                            March 26, 1998
---------------------------
C. Claymon Grimes, Jr.

/s/M. Dexter Hagy                Director                            March 26, 1998
---------------------------
M. Dexter Hagy

/s/Vernon E. Merchant, Jr.       Director                            March 26, 1998
---------------------------
Vernon E. Merchant, Jr.

/s/William R. Phillips           Director                            March 26, 1998
---------------------------
William R. Phillips

/s/H. Earle Russell, Jr.         Director                            March 26, 1998
---------------------------
H. Earle Russell, Jr.

/s/Charles B. Schooler           Director                            March 26, 1998
---------------------------
Charles B. Schooler






/s/Elizabeth P. Stall            Director                            March 26, 1998
---------------------------
Elizabeth P. Stall

/s/Eugene E. Stone IV            Director                            March 26, 1998
---------------------------
Eugene E. Stone IV

/s/David C. Wakefield            Director                            March 26, 1998
---------------------------
David C. Wakefield III

                                INDEX TO EXHIBITS


Exhibit
Number                                Description
------                                -----------

10.10   Carolina First Corporation Long-Term Management Performance Plan

11.1    Computation of Per Share Earnings.

12.1 Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

13.1    1997 Annual Report to Shareholders of the Company.

23.1    Consent of KPMG Peat Marwick LLP.