Form 10-Q
period 1998-03-31
CAROLINA FIRST CORP
filed 1998-05-15
CIK 797871

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

 [ ] TRANSACTION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to _________


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

--------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's $1.00 par value common stock as of May 11, 1998 was 17,715,356.

Carolina First Corporation and Subsidiaries
CONSOLIDATED
BALANCE SHEETS
($ in thousands, except share data) (Unaudited)


                                                                                        March 31,          December 31,
                                                                                ------------------------   -----------
Assets                                                                             1998          1997          1997
                                                                                ----------    ----------    ----------
Cash and due from banks.........................................................$   67,095    $    62,11    $   73,326
Interest-bearing bank balances..................................................    47,229        16,809        34,703
Federal funds sold and resale agreements........................................   105,000            --            --
Securities
   Trading......................................................................     3,991         1,262         2,349
   Available for sale...........................................................   353,083       230,536       262,329
   Held for investment (market value $33,468, $29,643 and
   $34,494, respectively).......................................................    32,877        29,578        33,855
                                                                                 ----------    ----------    ----------
     Total securities...........................................................   389,951       261,376       298,533
                                                                                 ----------    ----------    ----------
Loans held for sale.............................................................   139,033        20,056       235,151
Loans held for investment....................................................... 1,366,018     1,178,276     1,379,039
   Less unearned income.........................................................   (10,461)      (14,889)      (11,775)
   Less allowance for loan losses...............................................   (15,349)      (12,039)      (16,211)
                                                                                 ----------    ----------    ----------
     Net loans.................................................................. 1,479,241     1,171,404     1,586,204
                                                                                 ----------    ----------    ----------
Premises and equipment..........................................................    38,774        30,509        39,682
Accrued interest receivable.....................................................    15,657        11,195        15,484
Intangible assets...............................................................    56,885        16,204        58,228
Other assets....................................................................    50,915        44,298        50,186
                                                                                 ==========    ==========    ==========
                                                                                $2,250,747    $1,613,906    $2,156,346
                                                                                 ==========    ==========    ==========
Liabilities and Shareholders' Equity
Liabilities
  Deposits
    Noninterest-bearing.........................................................$  228,866    $  210,350    $  206,938
    Interest-bearing............................................................ 1,597,163     1,046,655     1,539,604
                                                                                 ----------    ----------    ----------
      Total deposits............................................................ 1,826,029     1,257,005     1,746,542
  Borrowed funds................................................................   124,263       172,462       153,369
  Subordinated notes............................................................    25,522        25,393        25,489
  Accrued interest payable......................................................    16,192         8,624        13,518
  Other liabilities.............................................................    15,358        45,083        15,769
                                                                                 ----------    ----------    ----------
     Total liabilities.......................................................... 2,007,364     1,508,567     1,954,687
                                                                                 ----------    ----------    ----------
Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding none.................................................        --            --            --
  Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 17,709,935, 11,355,443, and
    15,659,338 shares, respectively.............................................    17,710        11,355        15,659
  Surplus.......................................................................   201,967        84,721       164,517
  Retained earnings.............................................................    23,337        10,337        20,059
  Guarantee of employee stock ownership plan debt and
      nonvested restricted stock................................................    (3,617)         (697)       (3,129)
  Accumulated other comprehensive income, net of tax............................     3,986          (377)        4,553
                                                                                 ----------    ----------    ----------
     Total shareholders' equity.................................................   243,383       105,339       201,659
                                                                                 ----------    ----------    ----------
                                                                                $2,250,747    $1,613,906    $2,156,346
                                                                                 ==========    ==========    ==========

Carolina First Corporation and Subsidiaries
CONSOLIDATED
STATEMENTS OF INCOME
($ in thousands, except share data) (Unaudited)

                                                         Three Months Ended March 31,
                                                         ---------------------------
                                                              1998          1997
                                                          -----------    -----------
Interest Income
  Interest and fees on loans............................. $    36,229    $    26,918
  Interest and dividends on securities...................       4,815          3,260
  Interest on short-term investments.....................       1,083            214
                                                           -----------    -----------
    Total interest income................................      42,127         30,392
                                                           -----------    -----------
Interest Expense
  Interest on deposits...................................      19,275         12,701
  Interest on borrowed funds.............................       2,625          2,239
                                                           -----------    -----------
    Total interest expense...............................      21,900         14,940
                                                           -----------    -----------
    Net interest income..................................      20,227         15,452

Provision for Loan Losses................................       2,136          2,952
                                                           -----------    -----------
    Net interest income after provision for loan losses..      18,091         12,500
                                                           -----------    -----------
Noninterest Income
  Service charges on deposit accounts....................       1,876          1,629
  Mortgage banking income................................       1,493            528
  Fees for trust services................................         352            383
  Loan securitization income.............................         (81)           (59)
  Gain on sale of securities.............................         140             84
  Sundry.................................................         833            527
                                                           -----------    -----------
    Total noninterest income.............................       4,613          3,092
                                                           -----------    -----------
Noninterest Expenses
  Personnel expense......................................       7,493          6,253
  Occupancy..............................................       1,469          1,244
  Furniture and equipment................................       1,095            920
  Sundry.................................................       5,202          4,449
                                                           -----------    ----------
    Total noninterest expenses...........................      15,259         12,866
                                                           -----------    ----------
    Income before income taxes...........................       7,445          2,726
  Income taxes...........................................       2,751          1,009
                                                          -----------     ----------
    Net income .......................................... $     4,694    $     1,717
                                                          ===========     ==========
Net Income per Common Share:
    Basic................................................ $      0.28           0.15
    Diluted..............................................        0.28           0.15

Average Common Shares Outstanding:
    Basic................................................  16,588,163     11,304,437
    Diluted..............................................  16,922,202     11,478,383

Cash Dividends Declared per Common Share................. $      0.08    $      0.07

Carolina First Corporation and Subsidiaries
CONSOLIDATED
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
($ in thousands, except share data) (Unaudited)

                                                                                                    Retained   Accumulated
                                                            Shares of                               Earnings      Other
                                                             Common   Preferred   Common              and     Comprehensive
                                                              Stock     Stock     Stock   Surplus    Other*      Income      Total
                                                        ----------------------------------------------------------------------------
Balance, December 31, 1996................................. 11,225,568   $943    $11,226   $83,598   $8,714         $483   $104,964

  Net income...............................................         --     --         --        --    1,717           --      1,717

    Other comprehensive income, net of tax:
      Unrealized losses on securities:
         Unrealized holding losses arising during
          period, net of taxes of $506.....................         --     --         --        --       --         (807)        --
        Less:  reclassification adjustment for gains
          included in net income, net of taxes of $31......         --     --         --        --       --          (53)        --
                                                                                                            -------------
      Other comprehensive income...........................         --     --         --        --       --         (860)      (860)
                                                                                                            -------------  ---------
    Comprehensive income...................................         --     --         --        --       --           --        857
                                                                                                                           ---------

  Common stock issued pursuant to:
    Dividend reinvestment plan.............................     12,598     --         12       198       --           --        210
    Employee stock purchase plan...........................      2,344     --          2        37       --           --         39
    Exercise of stock options and stock warrants...........      6,592     --          7        53       --           --         60
    Conversion and redemption of preferred stock...........    108,341   (943)       108       835       --           --         --
  Cash dividends paid/accrued:
    Common stock...........................................         --     --         --        --     (926)          --       (926)
   Miscellaneous...........................................         --     --         --        --      135           --        135

                                                            ========================================================================
Balance, March 31, 1997.................................... 11,355,443     --    $11,355   $84,721   $9,640        ($377)  $105,339
                                                            ========================================================================


Balance, December 31, 1997................................. 15,659,338     --    $15,659  $164,517  $16,930       $4,553   $201,659

  Net income...............................................         --     --         --        --    4,694           --      4,694

    Other comprehensive income, net of tax:
      Unrealized losses on securities:
         Unrealized holding losses arising during
          period, net of taxes of $345.....................         --     --         --        --       --         (479)        --
        Less:  reclassification adjustment for gains
          included in net income, net of taxes of $52 ....          --     --         --        --       --          (88)        --
                                                                                                            -------------
      Other comprehensive income...........................         --     --         --        --       --         (567)      (567)
                                                                                                            -------------  ---------
    Comprehensive income...................................         --     --         --        --       --           --      4,127
                                                                                                                           ---------

  Common stock issued pursuant to:
    Regulation S offering..................................  2,000,000     --      2,000    36,381       --           --     38,381
    Dividend reinvestment plan.............................     18,216     --         19       374       --           --        393
    Restricted stock plan..................................     28,945     --         29       593                              622
    Employee stock purchase plan...........................      2,244     --          2        44       --           --         46
    Exercise of stock options and stock warrants...........      1,192     --          1        24       --           --         25
  Cash dividends paid/accrued:
    Common stock...........................................         --     --         --        --   (1,417)          --     (1,417)
   Miscellaneous...........................................         --     --         --        34     (487)          --       (453)

                                                            ------------------------------------------------------------------------
Balance, March 31, 1998.................................... 17,709,935     --    $17,710  $201,967  $19,720       $3,986   $243,383
                                                            ========================================================================

* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

Carolina First Corporation and Subsidiaries
CONSOLIDATED
STATEMENTS OF CASH FLOWS
($ in thousands) (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       1998          1997
                                                                                    -----------------------
Cash Flows From Operating Activities
  Net income ...................................................................... $   4,694     $   1,717
  Adjustments to reconcile net income to net cash provided by
      (used for) operations
      Depreciation.................................................................       936           703
      Amortization of intangibles..................................................       874            30
      Provision for loan losses....................................................     2,136         2,952
      Gain on sale of securities...................................................      (140)          (84)
      Unrealized loss on trading securities........................................        16             8
      Originations of mortgage loans held for sale.................................  (118,867)      (37,710)
      Sale of mortgage loans held for sale.........................................   248,298        24,224
      Proceeds from sale of trading securities.....................................   288,254       244,731
      Proceeds from maturity of trading securities.................................     6,671         1,337
      Purchase of trading securities...............................................  (296,480)     (245,250)
      (Increase) decrease in accrued interest receivable...........................      (173)          718
      Increase (decrease) in accrued interest payable..............................     2,674        (1,048)
      Increase in other assets.....................................................      (137)       (1,480)
      (Decrease) increase in other liabilities.....................................       (15)          549
                                                                                     -----------------------
    Net cash provided by (used for) operating activities...........................   138,741        (8,603)
                                                                                     -----------------------

Cash Flows From Investing Activities
  Net (increase) decrease in interest-earning deposits with banks..................   (12,526)        9,228
  Net increase in federal funds sold and resale agreements.........................  (105,000)           --
  Proceeds from sale of securities available for sale..............................     1,180            --
  Proceeds from maturity of securities available for sale..........................   122,379        51,459
  Proceeds from maturity of securities held for investment.........................     3,030           714
  Purchase of securities available for sale........................................  (215,089)      (69,364)
  Purchase of securities held for investment.......................................    (2,052)         (827)
  Purchase of loans................................................................        --       (10,510)
  Net increase in loans............................................................   (24,709)      (52,137)
  Capital expenditures.............................................................       (28)         (475)
                                                                                     -----------------------
    Net cash used for investing activities ........................................  (232,815)      (71,912)
                                                                                     -----------------------

Cash Flows From Financing Activities
  Net increase in deposits.........................................................    79,487        30,563
  (Decrease) increase in borrowed funds............................................   (29,106)       26,192
  Cash dividends paid..............................................................    (1,567)         (786)
  Issuance of common stock to foreign investors....................................    38,381            --
  Other common stock activity......................................................       648           335
                                                                                     -----------------------
    Net cash provided by financing activities......................................    87,843        56,304
                                                                                     -----------------------
Net change in cash and due from banks..............................................    (6,231)      (24,211)
Cash and due from banks at beginning of period.....................................    73,326        86,322
                                                                                     -----------------------
Cash and due from banks at end of period........................................... $  67,095     $  62,111
                                                                                     =======================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   CAROLINA FIRST CORPORATION AND SUBSIDIARIES



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 1997 Annual Report to Shareholders.

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period other than transactions with owners. Comprehensive income is divided into net income and other comprehensive income. Adoption of SFAS 130 will not change total shareholders' equity as previously reported. In accordance with the provisions of SFAS 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of this Statement.

(2)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to approximately $19,226,000 for the three months ended March 31, 1998. Income tax payments of $1.1 million and $509,000 were made for the three months ended March 31, 1998 and March 31, 1997, respectively.

(3)      BUSINESS COMBINATIONS

         In February 1998, Carolina First Bank signed a definitive agreement to sell three branches located in Belton, Calhoun Falls and Honea Path, South Carolina with approximately $45 million in deposits. The branches are being sold to two bank subsidiaries of Community Capital Corporation. This transaction is expected to be completed in the second quarter and is subject to regulatory approval, among other conditions.

         In March 1998, the Company signed a definitive merger agreement with Resource Processing Group, Inc. ("RPG"), a privately-held credit card services company located in Columbia, South Carolina. Under the terms of the agreement, the Company will issue shares of the Company's common stock valued at approximately $11.3 million. Additional shares may become issuable if certain credit quality criteria are met. At December 31, 1997, RPG had approximately $19.3 million in assets and total equity of approximately $10.6 million. RPG will become a wholly-owned subsidiary of the Company. The transaction is expected to occur in the second quarter and will be accounted for under the purchase method of accounting.

(4)      SECURITIES

         The net unrealized gain on securities available for sale decreased $567,000 for the three months ended March 31, 1998.

(5)      COMMON STOCK

         Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Basic earnings per share also reflects provisions for dividend requirements on all outstanding shares of preferred stock.

         Diluted earnings per share is based on the weighted average number of common shares outstanding during each period, including the assumed conversion of convertible preferred stock into common stock and the assumed exercise of dilutive stock options using the treasury stock method.

(6)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management based on consultation with legal counsel, any outcome of such pending litigation would not materially affect the Company's consolidated financial position or results of operations.

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

         In an action brought by the same attorneys who brought the above-mentioned derivative action, on December 31, 1996, certain individuals filed a class action lawsuit against the Company, Carolina First Bank, and a number of officers and directors of the Company and Carolina First Bank. In connection with the judge's granting the motion to dismiss in the above-referenced derivative action, the plaintiffs' attorneys withdrew this lawsuit, without prejudice.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of Carolina First Corporation (the "Company") on Form 10-K for the year ended December 31, 1997. Results of operations for the three month period ended March 31, 1998 are not necessarily indicative of results to be attained for any other period.


OVERVIEW

         The Company, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institution, which commenced banking operations in December 1986, and currently conducts business through 64 locations in South Carolina. The Company operates through three principal subsidiaries: Carolina First Bank, a state-chartered commercial bank, Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking operation, and Blue Ridge Finance Company, Inc. ("Blue Ridge"), a consumer finance company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. At March 31, 1998, the Company had approximately $2.3 billion in assets, $1.5 billion in loans, $1.8 billion in deposits, $243.4 million in shareholders' equity and $449.4 million in market capitalization.

         The Company reported the highest net income in its history with first quarter 1998 net income of $4.7 million, a substantial increase over 1997's first quarter net income of $1.7 million. The Company increased first quarter 1998 net income per diluted share by 87% to $0.28 compared with $0.15 for the first quarter of 1997 although the number of shares used in the calculation increased dramatically. Cash earnings (which exclude intangible amortization) for the first quarter of 1998 were $0.32, compared with $0.15 for the same period one year ago. The increase in net income during the first quarter of 1998 was primarily attributable to increases in net interest income and noninterest income. The increase in net interest income was a result of a 42% increase in average earning assets which was partially offset by a decline in the net interest margin. The increase in noninterest income was attributable to higher mortgage banking income and service charges on deposit accounts partially offset by lower loan securitization income. In addition, the provision for loan losses declined during the first quarter of 1998, due primarily to lower credit card charge-offs.

         On February 13, 1998, the Company completed the sale of 2.0 million shares of its Common Stock to certain overseas investors (the "Regulation S Offering"). The shares were offered and sold only to non-U.S. persons under an exemption from registration provided by Regulation S under the Securities Act of 1933. In connection with this offering, the Company received net proceeds of approximately $39 million which will be used to support internal growth, acquisitions, the expansion of its finance subsidiary and for general corporate purposes. Subsequent to the consummation of the Regulation S Offering, the Company filed a registration statement with the Securities and Exchange Commission registering the further sale of such shares by the institutional investors which purchased the shares in the Regulation S Offering. This registration statement became effective on March 11, 1998.

         In February 1998, Carolina First Bank signed a definitive agreement to sell three branches located in Belton, Calhoun Falls and Honea Path, South Carolina with approximately $45 million in deposits. The branches are being sold to two bank subsidiaries of Community Capital Corporation. This transaction is expected to be completed in the second quarter and is subject to regulatory approval, among other conditions.

         In March 1998, the Company signed a definitive merger agreement with RPG, a privately-held credit card services company located in Columbia, South Carolina. Under the terms of the agreement, the Company will issue shares of the Company's common stock valued at approximately $11.3 million. Substantially all of RPG's activities are related to the origination and servicing of credit cards on behalf of third parties, one of which is Carolina First Bank. Additional shares may become issuable if certain credit quality criteria are met. At December 31, 1997, RPG had approximately $19.3 million in assets and total equity of approximately $10.6 million. RPG will become a wholly-owned subsidiary of the Company. The transaction is expected to occur in the second quarter and will receive purchase accounting treatment.


EQUITY INVESTMENTS

Investment in Net.B@nk, Inc.

         At March 31, 1998, the Company owned 1,175,000 shares of Net.B@nk common stock, or approximately 18% of the outstanding shares. These shares are carried on the Company's books (as securities available for sale) at a basis of approximately $979,000. Net.B@nk owns and operates the Atlanta Internet Bank, FSB ("Atlanta Internet Bank"), a FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet for their commercial and financial services. Under the terms of the Office of Thrift Supervision's approval of Atlanta Internet Bank, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000.


Investment in Affinity Technology Group, Inc.

         At March 31, 1998, the Company (through its subsidiary CF Investment Company) owned 2,528,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant"). These Affinity shares and the shares represented by the Affinity Warrant constitute approximately 17% of Affinity's outstanding common stock. The investment in Affinity's common stock, included in securities available for sale, was recorded at its market value of approximately $5.7 million. The Affinity Warrant was not reported on the Company's balance sheet as of March 31, 1998.

         The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities laws.


Investments in Community Banks

         The Company has also made equity investments in six community banks in South Carolina and North Carolina. In each case, the Company owns less than 5% of the community bank's outstanding common stock. The Company has made these investments to develop correspondent banking relationships and to promote community banking in the Carolinas.

CF Investment Company

         In September 1997, the Company's subsidiary, CF Investment Company, became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company is a wholly-owned subsidiary of Blue Ridge. CF Investment Company's principal focus is on companies that offer bank-related products, technology or services. In 1997, the Company capitalized CF Investment Company with a contribution of $3.0 million. CF Investment Company made its first investment in December 1997 investing in ITS, Inc. ("ITS"), a privately-held company specializing in electronic document management. CF Investment Company has agreed to lend up to $1.2 million to ITS and has received a 49% equity ownership position.


EARNINGS REVIEW

Net Interest Income

         The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax equivalent net interest income increased $4.8 million, or 31%, to $20.4 million for the first three months of 1998 from $15.6 million for the first three months of 1997. The increase resulted principally from a higher level of average earning assets. The growth in average earning assets, which increased $583.6 million, or 42%, to approximately $2.0 billion in the first three months of 1998 from $1.4 billion in the first three months of 1997, resulted from an increase in both loans and investment securities. Average loans and average investment securities increased $424.9 million and $87.5 million, respectively, in the first quarter of 1998 compared with the first quarter of 1997.

         The net interest margin for the three months ended March 31, 1998 of 4.17% was lower than the margin of 4.52% for the same period of 1997. The lower net interest margin in the first quarter of 1998 resulted primarily from lower loan yields and higher funding costs. The yield on loans was lower in the first quarter of 1998 as a result of a change in the mix of loans. Approximately 89% of the loans acquired in the First Southeast Financial Corporation ("First Southeast") acquisition were mortgage loans which typically have a lower yield than commercial or consumer loans. During the first quarter of 1998, the Company made significant progress in restructuring the balance sheet through mortgage loan sales. Mortgage loans totaling approximately $248 million were sold during the first quarter of 1998. Going forward, the Company plans to redeploy the proceeds from these mortgage loan sales into higher yielding assets. The cost of funds was higher in 1998 as a result of the large number of certificates of deposit acquired from First Southeast. Approximately 73% of First Southeast's total deposits were certificates of deposit or individual retirement accounts. Certificates of deposit typically have higher rates than transaction accounts. The Company is currently focusing on shifting the deposit mix to more closely resemble a commercial bank by increasing deposit transaction accounts.


Provision for Loan Losses

         The provision for loan losses was $2.1 million for the first three months of 1998 and $3.0 million for the first three months of 1997. The higher 1997 provision for loan losses reflected higher levels of net credit card charge-offs than previously experienced. During the first quarter of 1998, credit card charge-offs totaled $1.1 million compared with $1.9 million in the first quarter of 1997. During the first quarter of 1998, past due trends in the credit card portfolio improved.

         Management currently anticipates that loan growth will continue in 1998. New market areas are expected to contribute to 1998 portfolio growth. Management intends to closely monitor economic trends and the potential effect on Carolina First Bank's loan portfolio.


Noninterest Income

         Noninterest income increased $1.5 million, or 49%, to $4.6 million in the first quarter of 1998 from $3.1 million in the first quarter of 1997. The increase was attributable to increases in service charges on deposit accounts and mortgage banking income partially offset by lower loan securitization income.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 15% to $1.9 million in the first three months of 1998 from $1.6 million in the first three months of 1997. Average deposits for the same period increased 38.4%. The increase in service charges was attributable to attracting new transaction accounts and improved collection results. In addition, effective March 1, 1997, Carolina First Bank implemented increases in some of its existing service charges.

         Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first three months of 1998 increased $965,000 to $1.5 million compared with $528,000 in the first three months of 1997. The increase is attributable to higher origination and servicing volumes and higher gains on the sale of loans originated by CF Mortgage.

         Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $1.3 million in the first three months of 1998, up from $449,000 for the first three months of 1997. The increase in the first quarter of 1998 resulted from higher gains on mortgage loans sold as well as increased origination volumes resulting from the positive mortgage rate environment. Mortgage originations totaled approximately $140 million in the first quarter of 1998 compared with $39 million in the first quarter of 1997. Mortgage loans totaling approximately $248 million and $24 million were sold in the first three months of 1998 and 1997, respectively. Approximately $153 million of the loans sold in 1998 were First Southeast loans. The gain on the sale of these loans was not included in the gain on sale of mortgage loans but instead reduced the goodwill associated with the First Southeast acquisition.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At March 31, 1998, CF Mortgage was servicing or subservicing 20,504 loans having an aggregate principal balance of approximately $1.8 billion.

         Servicing income from non-affiliated companies, net of the related amortization for the mortgage servicing rights and subservicing payments, was $174,000, compared with $79,000 for the first three months of 1997. The volume of loans serviced increased to $1.8 billion at March 31, 1998 from $1.3 billion at March 31, 1997 which contributed to an increase in servicing income. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

         Fees for trust services in the first three months of 1998 of $352,000 were 8% below the $383,000 earned in the same period of 1997. At March 31, 1998, Carolina First Bank's trust department had assets under management of approximately $310 million. The trust department is continuing to concentrate on improving the profitability of its accounts and has elected to terminate some relationships and certain trust products.

         During the first quarter of 1998, the Company had a loss of $81,000 from its interests in the credit card and commercial real estate loan trusts, compared with a loss of $59,000 for the same period in 1997. Loan securitization income is net of charge-offs associated with the loans in the trusts. Loan securitization income related to credit cards improved to a loss of $35,000 for the first quarter of 1998, compared to a loss of $206,000 for the first quarter of 1997. The loan securitization income was negatively impacted by charge-offs in the credit card securitization, however, credit card charge-offs during the first quarter of 1998 showed improvement over previous quarters. The commercial real estate loan trust showed a loss of $46,000 for the first quarter of 1998 compared with income of $147,000 in the first quarter of 1997. Total balances in the commercial real estate loan trust decline as loans are paid off, resulting in lower income. At March 31, 1998, the off-balance sheet balance in the commercial real estate loan trust was approximately $35 million. In addition, expenses related to the formation of this trust are being amortized over the life of the loans. As a result, the Company expects the loss associated with the commercial real estate loan trust to continue.

         Sundry noninterest income was $306,000 higher for the first three months of 1998 than for the same period of 1997. This increase was due to higher insurance commissions and appraisal fee income as well as additional servicing fee income received from NetB@nk for loans purchased from Carolina First Bank during 1997 which continue to be serviced by Carolina First Bank.

         During the second quarter of 1998, the Company expanded its brokerage service offerings through Carolina First Securities, Inc. ("CF Securities"), a subsidiary of Carolina First Bank. CF Securities offers a complete line of investment products and services, including mutual funds, stocks, bonds and annuities. Income from these investment activities is not expected to be significant in 1998.


Noninterest Expenses

         Noninterest expenses increased $2.4 million, or 19%, to $15.3 million in the first three months of 1998 from $12.9 million in the first three months of 1997. With the acquisitions of Lowcountry Savings Bank, Inc. ("Lowcountry") and First Southeast, intangible amortization for the first quarter of 1998 increased significantly over first quarter of 1997. Excluding intangible amortization, noninterest expenses on a cash basis increased $1.5 million, or 12%, to $14.4 million for the first quarter of 1998 from $12.9 million for the first quarter of 1997. The increase in expenditures reflects operation costs associated with acquired branches, new markets and additional automated teller machines ("ATMs").


         Salaries and wages and employee benefits increased $1.2 million to $7.5 million in the first three months of 1998 compared with $6.3 million in the first three months of 1997. Full-time equivalent employees increased to 697 as of March 31, 1998 from 593 at March 31, 1997. The staffing cost increases were primarily due to the costs of expanding in existing and new markets (including the

Lowcountry and First Southeast acquisitions) and back office support functions to support growth.

         Occupancy and furniture and equipment expenses increased $400,000, or 18%, to $2.6 million for the three months ended March 31, 1998 from $2.2 million for the three months ended March 31, 1997. This increase resulted principally from additional costs associated with the Lowcountry and First Southeast branches and the addition of nine new ATMs since the beginning of 1997 setting the total number of ATMs at 39.

         Sundry noninterest expenses increased $753,000, or 17%, to $5.2 million in the first three months of 1998 from $4.4 million in the first three months of 1997. Excluding intangible amortization (a non-cash item), sundry noninterest expenses decreased $121,000 to $4.3 million for the first quarter of 1998. The decrease in sundry noninterest expense was principally attributable to lower professional and legal fees and advertising. The largest items of sundry noninterest expense were stationery, supplies, printing, telephone and advertising.


Year 2000

         The Company recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. If the computer systems misinterpret the date, items such as interest calculations on loans and deposits will be incorrect. This problem is commonly called the "Year 2000 Problem." A number of computer systems used by the Company in its day-to-day operations will be affected by this problem. Management has established a committee (the "Y2K Project Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Project Team reports regularly to the Audit Committee of the Company's Board of Directors. The Company is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to arrange mock conversion testing. The estimated cost to the Company for these corrective actions is $250,000, all of which is included in the Company's 1998 budget. Incomplete or untimely compliance, however, would have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved.


BALANCE SHEET REVIEW

Loans

         The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial majority of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At March 31, 1998, the Company had total loans outstanding of $1.5 billion which equaled approximately 82% of the Company's total deposits and approximately 66% of the Company's total assets. The composition of the Company's loan portfolio at March 31, 1998 follows: commercial and commercial mortgage 63%, residential mortgage 16%, consumer 10%, lease receivables 4%, credit card 4% and construction 3%.

         The Company's loans increased $311.1 million, or 26%, to approximately $1.5 billion at March 31, 1998 from $1.2 billion at March 31, 1997 and decreased $107.8 million from approximately $1.6 billion at December 31, 1997. This decrease was net of mortgage loan sales of $248 million. Adjusting for the 1998 mortgage loan sales, internal loan growth was approximately $140.5 million, or an annualized rate of 35%, during the quarter.

         The Company had loans to 65 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $201.2 million, or 13%, of the Company's loan portfolio in the first quarter of 1998. The Company had loans to 18 borrowers having principal amounts in excess of $5 million, which loans accounted for $116.7 million, or 8%, of the Company's loan portfolio in the first quarter of 1998. During the first quarter of 1997, the Company had loans to 92 borrowers with principal amounts ranging from $2 million to $5 million, which accounted for $281.0 million, or 24%, of the Company's loan portfolio. The Company had loans to 13 borrowers having principal amounts in excess of $5 million, which loans accounted for $87.0 million, or 7%, of the Company's loan portfolio in the first quarter of 1997. Any material deterioration in the quality of these larger loans could have a significant impact on the Company's earnings.

         For the first three months of 1998, the Company's loans averaged $1.6 billion with a yield of 9.28%, compared with $1.2 billion and a yield of 9.42% for the same period of 1997. The decline in loan yield was primarily attributable to a shift in the composition of the loan portfolio to a higher concentration of mortgage loans, related to the 1997 acquisition of First Southeast. Mortgage loans made up approximately 22% of the average loan portfolio in the first quarter of 1998 compared with 7% during the first quarter of 1997. During the first quarter of 1998, the Company sold approximately $248 million in mortgage loans. The proceeds from these sales are being deployed into higher yielding assets. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.


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

         The allowance for loan losses totaled $15.3 million, or 1.03% of loans net of unearned income, at the end of March 1998, compared with $12.0 million, or 1.01% of loans net of unearned income, at the end of March 1997. At December 31, 1997, the allowance for loan losses was $16.2 million, or 1.01% of loans net of unearned income. The allowance for loan losses as a percentage of nonperforming loans was 694% and 567% as of March 31, 1998 and 1997, respectively. Table 1 presents changes in the allowance for loan losses.

TABLE 1
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

                                                                                       At and for
                                                     At and for the three months    the year ended
                                                            ended March 31,           December 31,
                                                     ---------------------------      ------------
                                                       1998            1997               1997
--------------------------------------------------------------------------------------------------
Balance at beginning of period                     $   16,211     $    11,290         $   11,290
Purchase accounting acquisitions                            0               0              3,550
Valuation allowance for loans purchased                     0             203                658
Provision for loan losses                               2,136           2,952             11,646
Charge-offs:
         Credit cards                                   1,109           1,854              5,325
         Bank loans, leases & Blue Ridge                2,290           1,255              6,794
Recoveries                                                401             703              1,186
--------------------------------------------------------------------------------------------------
         Net charge-offs                                2,998           2,406             10,933
--------------------------------------------------------------------------------------------------
Allowance at end of period                         $   15,349     $    12,039         $   16,211
--------------------------------------------------------------------------------------------------


         At March 31, 1998, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan," was $930,000. The related allowance for these impaired loans was $652,000. The average recorded investment and foregone interest on impaired loans during the three months ended March 31, 1998 was approximately $968,000 and $27,000, respectively. For the three months ended March 31, 1998, the Company recognized interest income on impaired loans of $30,000.


Securities

         At March 31, 1998, the Company's total investment portfolio had a book value of $382.2 million and a market value of $390.5 million for an unrealized net gain of $8.3 million. The investment portfolio has a weighted average maturity of approximately 5.0 years. Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $316.0 million in the first three months of 1998, 38% above the first three month 1997 average of $228.5 million. This increase was primarily attributable to proceeds from the sale of First Southeast mortgage loans. The average portfolio yield increased to 6.44% for the first three months of 1998 from 6.10% for the first three months of 1997. The portfolio yield increased as a result of changing the mix of securities. As securities matured, they were reinvested in higher yielding agencies and mortgage-backed securities. At March 31, 1998, securities totaled $390.0 million, up $128.6 million from the $261.4 million invested as of the first quarter end 1997 and up $91.5 million from the December 31, 1997 balance of $298.5 million.

         At March 31, 1998, the Company owned 2,528,366 shares of common stock of Affinity and the Affinity Warrant entitling the Company to purchase an additional 3,471,340 shares for approximately $0.0001 per share, or approximately 17% of Affinity's outstanding common stock. The investment in Affinity's common stock, included in securities available for sale, was recorded at its market value of approximately $5.7 million. The Affinity Warrant was not reported on the Company's balance sheet as of March 31, 1998.

         The Company currently owns 1,175,000 shares of Net.B@nk's common stock, or approximately 18% of the outstanding shares. These shares are carried on the Company's books (as securities available for sale) at a basis of approximately $979,000. The Net.B@nk investment is not marked to market value since certain regulators have precluded certain affiliates of Net.B@nk, including the Company, from selling their shares until July 31, 2000.


Intangible Assets and Other Assets

         The intangible assets balance at March 31, 1998 of $56.9 million was attributable to goodwill of $48.0 million, core deposit balance premiums of $8.8 million and purchased credit card premiums of $121,000. The intangible assets balance at March 31, 1997 of $16.2 million was attributable to goodwill of $7.5 million, core deposit balance premiums of $8.5 million and purchased credit card premiums of $190,000. In connection with the acquisition of Lowcountry in 1997, the Company recorded approximately $7.8 million in intangible assets ($7.2 million in goodwill and $0.6 million in core deposit intangibles). Approximately $34.4 million in intangible assets ($33.7 million in goodwill and $0.7 million in core deposit intangibles) were recorded in connection with the First Southeast acquisition in 1997. This figure is net of the amount recorded relative to the First Southeast mortgage loan sales. At March 31, 1998, other assets included other real estate owned of $951,000 and mortgage servicing rights of $22.7 million. At March 31, 1997, other assets included other real estate owned of $3.0 million and mortgage servicing rights of $18.1 million.


Interest-bearing Liabilities

         During the first three months of 1998, interest-bearing liabilities averaged $1.7 billion, compared with $1.2 billion for the comparable period of 1997. This increase resulted principally from internal deposit growth related to account promotions and sales efforts and acquisitions. The average interest rates were 5.10% and 4.88% for the first three months of 1998 and 1997, respectively. At March 31, 1998, interest-bearing deposits comprised approximately 87% of total deposits and 91% of interest-bearing liabilities. For the first three months of 1998, average borrowed funds, which include Federal Home Loan Bank ("FHLB") advances and other short-term borrowings, totaled $140.1 million, compared with $123.5 million for the first three months of 1997. This increase was primarily attributable to an increase in average repurchase agreements which are provided to achieve a higher interest rate for our customers. Advances from the FHLB declined to $10.0 million as of March 31, 1998 from $60.0 million as of March 31, 1997. The Company's FHLB advances were $10.0 million at December 31, 1997. FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions given the competitiveness of the deposit market and the Company's cost of funds.

         Carolina First Bank's primary source of funds for loans and investments is its deposits which are gathered through Carolina First Bank's branch network. Deposits grew 45% to $1.8 billion at March 31, 1998 from $1.3 billion at March 31, 1997. At December 31, 1997, deposits totaled $1.7 billion. The Company acquired approximately $64 million in deposits from the Lowcountry acquisition and approximately $285 million in deposits from the First Southeast acquisition. Internal growth, particularly from account promotions, generated the remainder of the new deposits. During the first three months of 1998, total interest-bearing deposits averaged $1.6 billion with a rate of 4.97%, compared with $1.1 billion with a rate of 4.72% in 1997. The increased rate paid on deposits during the first quarter of 1998 reflects the large number of CDs and IRAs acquired from First Southeast. The Company focused on increasing deposit transaction accounts during the first quarter of 1998 and will continue this effort going forward. During the first three months of 1998, deposit pricing continued to be very competitive in Carolina First Bank's market areas, resulting in upward pressure on deposit interest rates. The Company expects this competitive deposit environment to continue. The Company does not believe that it has any brokered deposits.

         The Company has filed an application with the Federal Deposit Insurance Corporation ("FDIC") to open a branch in the Cayman Islands. The branch is to be a "shell" branch of Carolina First Bank, and accordingly, will involve minimal start-up costs. The primary function of the branch will be to obtain deposits from the Eurocurrency interbank market, which will be utilized in funding Carolina First Bank's domestic loan portfolio. The bank views this branch primarily as a vehicle for entrance into a funds market in which it is not currently active.

         Average noninterest-bearing deposits, which increased 6% during the year, decreased to 11.5% of average total deposits in the first three months of 1997 from 15.0% in the first three months of 1997. This decrease reflects the change in the mix of deposits related to the Lowcountry and First Southeast acquisitions. It also reflects the fact that in the first quarter of 1997 the deposits now associated with the Atlanta Internet Bank were carried on Carolina First Bank's balance sheet.

         The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 88% for the first three months of 1998. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.


Capital Resources and Dividends

         Total shareholders' equity amounted to $243.4 million, or 10.81% of total assets, at March 31, 1998, compared with $105.3 million, or 6.53% of total assets, at March 31, 1997. At December 31, 1997, shareholders' equity totaled $201.7 million, or 9.35% of total assets. The $41.7 million increase in total shareholders' equity since December 31, 1997 resulted principally from the overseas offering of the Company's common stock and retention of earnings less cash dividends paid.

         The Company's capital needs have been met principally through public offerings of common stock, preferred stock and subordinated notes and through the retention of earnings. In addition, the Company issued capital stock in connection with acquisitions. During the first quarter of 1998, the Company raised approximately $39 million in new capital through the sale of 2.0 million shares of its Common Stock to certain overseas investors in an offering meeting the requirements of Regulation S of the Securities Act of 1933.

         Book value per share at March 31, 1998 and 1997 was $13.74 and $9.28, respectively. Tangible book value per share at March 31, 1998 and 1997 was $10.53 and $7.85, respectively. At December 31, 1997, book value and tangible book value were $12.88 and $9.17, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the acquisitions of CF Mortgage, Lowcountry Savings Bank, Inc. and First Southeast (all of which were accounted for as purchases).

         At March 31, 1998, the Company and Carolina First Bank were in compliance with each of the applicable regulatory capital requirements. Table 2 sets forth various capital ratios for the Company and Carolina First Bank.

TABLE 2
CAPITAL RATIOS

-----------------------------------------------------------------------------------------------
                                       As of       Well Capitalized      Adequately Capitalized
                                     3/31/98           Requirement             Requirement
-----------------------------------------------------------------------------------------------
Company:
   Total Risk-based Capital           13.86%             10.0%                     8.0%
   Tier 1 Risk-based Capital          11.31               6.0                      4.0
   Leverage Ratio                      8.27               5.0                      4.0

Carolina First Bank:
   Total Risk-based Capital           11.10              10.0                      8.0
   Tier 1 Risk-based Capital          10.20               6.0                      4.0
   Leverage Ratio                      7.45               5.0                      4.0
-----------------------------------------------------------------------------------------------


          The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Company has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. At the December 17, 1997 meeting, the Board of Directors approved an $0.08 per share cash dividend on the common stock, which represents an effective annual increase of approximately 14%. The Company presently intends to continue to pay a quarterly cash dividend on the Common Stock; however, future dividends will depend upon the Company's financial performance and capital requirements.


MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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



         The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a monthly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 200 basis points. According to the model as of March 31, 1998, the Company is positioned so that net interest income will increase $11.1 million if interest rates rise in the near term and will decrease $7.8 million if interest rates decline in the near term.

         The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At March 31, 1998, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $232.8 million.

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

         The table on the following page shows the Company's ending balance sheet as of March 31, 1998 and the associated average yield/cost for the quarter ended March 31, 1998 and reflects the impact that an increase and decrease of 200 basis points would have on net interest income within a one year time frame.

TABLE 3
INTEREST RATE RISK
($ in thousands)

                                                                                   PROJECTED FOR THE
                                                                                   YEAR ENDED 3/31/99
                                                                              ---------------------------
                                                                                   No Rate Changes
                                                                              ---------------------------
                                                                   Average
                                                    Ending        Yield/Rate
                                                   Balance   For the Quarter     Income/         Average
                                                   3/31/98     Ended 3/31/98     Expense       Yield/Rate
                                                   -------     -------------     -------       ----------
ASSETS
 Earning assets
  Loans (net of unearned income)(1)............$  1,479,241          9.28%    $    165,837       9.53%
  Investment securities (taxable)..............     357,427          6.36           20,727       6.44
  Investment securities (nontaxable)...........      32,524          7.09(1)         2,386       7.18(1)
  Federal funds sold and resale agreements.....     105,000          4.55              357       5.55
  Interest bearing deposits with other banks...      47,229          5.63            1,396       5.52
                                                 -----------                  -----------
      Total earning assets.....................   2,021,421          8.64          190,703       8.90
                                                                              -----------
  Non-earning assets...........................     229,326
                                                 ===========
      Total assets.............................$  2,250,747
                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking..........................$    364,659          3.53%    $     13,899       3.73$
    Savings.....................................     73,040          2.67            1,922       2.41
    Money market................................    182,170          4.13            8,014       4.13
    Certificates of deposit.....................    977,294          5.80           56,800       5.61
                                                 -----------                  ------------
      Total interest-bearing deposits...........  1,597,163          4.97           80,635       4.86
   Short-term borrowings........................    110,390          5.64            6,922       5.51
   Long-term borrowings.........................     39,395          9.35            3,311       9.36
                                                 -----------                  ------------
    Total interest-bearing liabilities..........  1,746,948          5.10           90,868       4.98
                                                                              ------------
   Non-interest bearing liabilities
    Non-interest bearing deposits...............    228,866
    Other non-interest liabilities..............     31,550
                                                 ----------
    Total liabilities...........................  2,007,364
                                                 ----------
Shareholders' equity............................    243,383
  Total liabilities and shareholders' equity...$  2,250,747
                                                 ===========
Net interest margin............................                      4.17%    $     99,835       4.69%
                                                               =============  ============    ===========

                                                         PROJECTED FOR THE YEAR ENDED 3/31/99
                                                 -------------------------------------------------------
                                                   Increase Rates 200 BP        Decrease Rates 200 BP
                                                 --------------------------   --------------------------
                                                  Income/         Average        Income/       Average
                                                  Expense        Yield/Rate      Expense      Yield/Rate
                                                  -------        ----------      -------      ----------
ASSETS
 Earning assets
  Loans (net of unearned income)(1)............$    188,185         10.81%    $    142,952       8.22%
  Investment securities (taxable)..............      22,021          6.84           19,433       6.34
  Investment securities (nontaxable)...........       2,467          7.43(1)         2,305       6.94(1)
  Federal funds sold and resale agreements.....         398          7.50              315       3.50
  Interest bearing deposits with other banks...       1,417          5.60            1,376       5.44
                                                 -----------                  -------------
      Total earning assets.....................     214,488         10.01          166,381       7.76
                                                 -----------                  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking..........................$     15,687          4.21%    $     12,611       3.38%
    Savings....................................       2,689          3.37            1,154       1.45
    Money market...............................      10,255          5.28            5,773       2.97
    Certificates of deposit....................      62,265          6.15           47,208       4.66
                                                 -----------                  -------------
      Total interest-bearing deposits..........      90,896          5.48           66,746       4.02
   Short-term borrowings.......................       9,090          7.43            4,598       3.76
   Long-term borrowings........................       3,554          9.88            3,067       8.84
                                                 -----------                  -------------
    Total interest-bearing liabilities.........     103,540          5.68           74,411       4.07
                                                 -----------                  -------------
Net interest margin............................$    110,948          5.22%    $     91,970       4.32%
                                               ============    =============  ============    ===========

(1) Fully tax-equivalent basis at a 35% tax rate.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as at the subsidiary level. The holding company and non-banking subsidiaries of the Company require cash for various operating needs including general operating expenses, payment of dividends to shareholders, interest on borrowing, extensions of credit at Blue Ridge, business combinations and capital infusions into subsidiaries. Sources of liquidity for the Company's holding company and non-banking subsidiaries include dividends from Carolina First Bank and non-banking subsidiaries to the holding company, existing cash reserves and earnings.

         Carolina First Bank's cash flow requirements involve withdrawals of deposits, extensions of credit and payment of operating expenses. Carolina First Bank's principal sources of funds for liquidity purposes are customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. Carolina First Bank's liquidity is also enhanced by the ability to acquire new deposits through its branch network. Carolina First Bank's liquidity needs are a factor in developing its deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary. Carolina First Bank has access to borrowing from FHLB and maintains unused short-term lines of credit from unrelated banks.

         The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. At March 31, 1998, Carolina First Bank's liquidity ratio was approximately 24%. At March 31, 1998, Carolina First Bank had unused short-term lines of credit totaling approximately $48 million (which are withdrawable at the lender's option). In addition, Carolina First Bank has access to borrowing from the FHLB. At March 31, 1998, unused borrowing capacity from the FHLB totaled approximately $171 million with an outstanding balance of $10 million. Management believes that these sources are adequate to meet its liquidity needs.


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

         As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $3.0 million and $2.4 million in the first three months of 1998 and 1997, respectively, or 0.76% and 0.83%, respectively, as an annualized percentage of average loans. Excluding credit card receivables, annualized net loan charge-offs as a percentage of average loans were 0.50% and 0.20% during the first quarter 1998 and 1997, respectively. In the first quarter of 1998, net charge-offs for credit cards totaled $1.1 million compared with $1.9 million in the first quarter of 1997. The past due ratios for credit cards improved during the first quarter and the Company hopes to achieve greater control over credit card collections through the acquisition of RPG. The majority of the increase in accruing loans past due 90 days is attributable to one-to-four family residential loans acquired from First Southeast.


TABLE 4
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)

                                                      March 31,         December 31,
                                               ----------------------   ------------
                                                  1998         1997        1997
------------------------------------------------------------------------------------
Nonaccrual loans                               $     930    $    840     $  1,165
Restructured loans                                 1,283       1,283        1,283
------------------------------------------------------------------------------------
     Total nonperforming loans                     2,213       2,123        2,448
Other real estate                                    951       2,986        1,319
------------------------------------------------------------------------------------
     Total nonperforming assets                    3,164       5,109        3,767
====================================================================================

Nonperforming assets as a % of loans
     and foreclosed property                        0.21%       0.43%        0.23%

Accruing loans past due 90 days                $   4,608    $  2,361     $  4,125
====================================================================================

INDUSTRY DEVELOPMENTS

     Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations.


FORWARD-LOOKING STATEMENTS

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward- looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding expected levels of past due credit cards may be forward-looking statements and are subject to uncertainties and risks, including, but not limited to, the demand for the Company's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors.

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

         In an action brought by the same attorneys who brought the above-mentioned derivative action, on December 31, 1996, certain individuals filed a class action lawsuit against the Company, Carolina First Bank, and a number of officers and directors of the Company and Carolina First Bank. In connection with the judge's granting the motion to dismiss in the above-referenced derivative action, the plaintiffs' attorneys withdrew this lawsuit, without prejudice.


ITEM 2            CHANGE IN SECURITIES

         On February 12, 1998, the Company completed the sale of 2.0 million shares of its Common Stock to certain overseas investors. The shares were offered and sold only to non-U.S. persons under an exemption from registration provided by Regulation S under the Securities Act of 1933. In connection with this offering, the Company received net proceeds of approximately $39 million which will be used to support internal growth, acquisitions, the expansion of its finance subsidiary and for general corporate purposes.


ITEM 3            DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On April 30, 1998, the Company held its 1998 Annual Meeting of Shareholders. The results of the 1998 Annual Meeting of Shareholders follow.

         Proposal #1 - Election of Directors

         The following persons were elected as Directors with the votes indicated.
                                 Voting Shares in Favor
                                 ----------------------   Withheld
                                      #          %        Authority
                                  ----------   -----      ---------
         Judd B. Farr             12,640,920   99.72%      34,876
         C. Claymon Grimes, Jr.   12,637,794   99.73%      34,392
         Elizabeth P. Stall       12,637,637   99.73%      34,489
         David C. Wakefield III   12,644,963   99.79%      27,157
         Mack I. Whittle, Jr.     12,639,816   99.74%      32,487

         M. Dexter Hagy, William S. Hummers III, Vernon E. Merchant, Jr., William R. Phillips, H. Earle Russell, Jr., Charles B. Schooler, Eugene
         E. Stone IV and William R. Timmons, Jr. continued in their present terms as directors.

         Proposal #2 - Amendments to the Company's Directors' Stock Option Plan

         The shareholders approved an amendment to the Company's Directors' Stock Option Plan (the "Directors' Plan" and, as amended, the "Amended Directors' Plan") to increase the number of shares which may be subject to options thereunder from 250,000 shares to 500,000 shares, and to amend the compensation payable thereunder to Company directors ("Company Directors") to be consistent with the director compensation program adopted by the Company for 1998. Under the Directors' Plan's existing provisions, all non-employee directors of the Company and its principal subsidiaries receive options to purchase 1,000 shares of Common Stock on an annual basis. The Directors' Plan is being amended to differentiate between Company Directors and directors of subsidiaries who do not also serve as Company Directors ("Subsidiary Directors"). Subsidiary Directors will continue to receive the annual 1,000 share grant. However, the Company has approved a program whereby Company Directors will receive 60% of their total director compensation (calculated assuming 100% attendance at all scheduled Board and committee meetings) in the form of options to purchase Common Stock. The options will be valued based on the Black-Scholes valuation method. The Amended Directors' Plan also contains provisions for the immediate vesting of options upon a Change of Control. These items were approved with the votes indicated.
                                                                     % of
                                                                 Outstanding
                                             # of Shares           Shares
                                             -----------           ------
                  For                        11,953,670            93.52%
                  Against                       622,730             4.87
                  Abstain                       205,477             1.61
                  Broker Non-Votes                    1             ----

ITEM 5            OTHER INFORMATION

         Pending Acquisition
         In February 1998, the Company signed a definitive merger agreement with RPG, a privately-held credit card services company located in Columbia, South Carolina. Under the terms of the agreement, the Company will issue shares of the Company's common stock valued at approximately $11.3 million. Substantially all of RPG's activities are related to the origination and servicing of credit cards on behalf of third parties, one of which is Carolina First Bank. At December 31, 1997, RPG had approximately $10.3 million in assets and total equity of approximately $10.6 million. RPG will become a wholly-owned subsidiary of the Company. The transaction is expected to occur in the second quarter and will be accounted for under the purchase method of accounting.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

10.1     Lease Agreement by and between Poinsett Plaza, LLC and Carolina First
         Bank

10.2 Amendment No. 1 to Carolina First Corporation Amended and Restated Stock Option Plan

10.3     Carolina First Corporation Amended and Restated Directors' Stock Option
         Plan

11.1     Computation of Basic and Diluted Earnings Per Share.

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