Form 10-Q
period 1998-06-30
CAROLINA FIRST CORP
filed 1998-08-14
CIK 797871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

     TRANSACTION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            to
                                                         -----------   ---------

Commission file number 0-15083

                           CAROLINA FIRST CORPORATION
             (Exact name of registrant as specified in its charter)

        South Carolina                                          57-0824914
        --------------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                              Identification No.)

102 South Main Street, Greenville, South Carolina                  29601
-------------------------------------------------                  -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (864) 255-7900

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]      [No]

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 10, 1998 was 18,152,750.

CONSOLIDATED BALANCE SHEETS
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
(UNAUDITED)
($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  JUNE 30,         December 31,
                                                                     --------------------------    -----------
ASSETS                                                                      1998           1997           1997
                                                                     -----------    -----------    -----------
Cash and due from banks ..........................................   $    72,052    $    69,191    $    73,326
Interest-bearing bank balances ...................................        37,144         28,401         34,703
Federal funds sold and resale agreements .........................        35,000           --             --
Securities
   Trading .......................................................         2,445          1,619          2,349
   Available for sale ............................................       386,785        227,946        262,329
   Held for investment (market value $33,880, $32,416 and
   $34,494, respectively) ........................................        33,240         32,126         33,855
                                                                     -----------    -----------    -----------
     Total securities ............................................       422,470        261,691        298,533
                                                                     -----------    -----------    -----------
Loans held for sale ..............................................        86,373         50,181        235,151
Loans held for investment ........................................     1,477,842      1,220,024      1,379,039
   Less unearned income ..........................................        (9,349)       (14,514)       (11,775)
   Less allowance for loan losses ................................       (15,625)       (12,175)       (16,211)
                                                                     -----------    -----------    -----------
     Net loans ...................................................     1,539,241      1,243,516      1,586,204
                                                                     -----------    -----------    -----------
Premises and equipment ...........................................        41,606         30,298         39,682
Accrued interest receivable ......................................        17,394         12,336         15,484
Intangible assets ................................................        57,109         15,794         58,228
Other assets .....................................................        55,975         44,550         50,186
                                                                     -----------    -----------    -----------
                                                                     $ 2,277,991    $ 1,705,777    $ 2,156,346
                                                                     ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing ..........................................   $   230,717    $   228,933    $   206,938
    Interest-bearing .............................................     1,607,800      1,103,618      1,539,604
                                                                     -----------    -----------    -----------
      Total deposits .............................................     1,838,517      1,332,551      1,746,542
  Borrowed funds .................................................       125,101        217,124        153,369
  Subordinated notes .............................................        25,554         25,425         25,489
  Accrued interest payable .......................................        15,377         10,529         13,518
  Other liabilities ..............................................        16,517          9,707         15,769
                                                                     -----------    -----------    -----------
     Total liabilities ...........................................     2,021,066      1,595,336      1,954,687
                                                                     -----------    -----------    -----------
Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding none ..................................          --             --             --
  Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 18,142,554, 11,379,286 and
    15,659,338 shares, respectively ..............................        18,143         11,379         15,659
  Surplus ........................................................       212,802         85,029        164,517
  Retained earnings ..............................................        27,455         14,201         20,059
  Guarantee of employee stock ownership plan debt and
      nonvested restricted stock .................................        (3,411)          (588)        (3,129)
  Accumulated other comprehensive income, net of tax .............         1,936            420          4,553
                                                                     -----------    -----------    -----------
     Total shareholders' equity ..................................       256,925        110,441        201,659
                                                                     ===========    ===========    ===========
                                                                     $ 2,277,991    $ 1,705,777    $ 2,156,346
                                                                     ===========    ===========    ===========

CONSOLIDATED STATEMENTS OF INCOME
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
 (UNAUDITED)
($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------     --------------------------
                                                                        1998           1997             1998           1997
                                                                    -----------    -----------      -----------    -----------
INTEREST INCOME
  Interest and fees on loans ..................................   $     35,950   $     28,353     $     72,179   $     55,271
  Interest and dividends on securities ........................          6,130          3,365           10,945          6,625
  Interest on short-term investments ..........................          1,423            232            2,506            446
                                                                    -----------    -----------      -----------    -----------
    Total interest income .....................................         43,503         31,950           85,630         62,342
                                                                    -----------    -----------      -----------    -----------

INTEREST EXPENSE
  Interest on deposits ........................................         20,009         12,605           39,284         25,306
  Interest on borrowed funds ..................................          2,145          3,484            4,770          5,723
                                                                    -----------    -----------      -----------    -----------
    Total interest expense ....................................         22,154         16,089           44,054         31,029
                                                                    -----------    -----------      -----------    -----------
    Net interest income .......................................         21,349         15,861           41,576         31,313

PROVISION FOR LOAN LOSSES .....................................          3,447          3,041            5,583          5,993
                                                                    -----------    -----------      -----------    -----------
    Net interest income after provision for loan losses .......         17,902         12,820           35,993         25,320
                                                                    -----------    -----------      -----------    -----------

NONINTEREST INCOME
  Service charges on deposit accounts .........................          2,258          1,733            4,134          3,362
  Mortgage banking income .....................................            782            824            2,275          1,352
  Fees for trust services .....................................            369            375              721            758
  Loan securitization income ..................................            114           (105)              33           (164)
  Gain on sale of securities ..................................            183            798              323            882
  Gain on sale of branches ....................................             --          2,250               --          2,250
  Sundry ......................................................          1,377            729            2,210          1,256
                                                                    -----------    -----------      -----------    -----------
    Total noninterest income ..................................          5,083          6,604            9,696          9,696
                                                                    -----------    -----------      -----------    -----------

NONINTEREST EXPENSES
  Personnel expense ...........................................          7,310          6,449           14,803         12,702
  Occupancy ...................................................          1,364          1,228            2,833          2,472
  Furniture and equipment .....................................          1,049            951            2,144          1,871
  Amoritzation of intangibles .................................            818            413            1,692            413
  Sundry ......................................................          3,682          3,198            8,010          7,647
                                                                    -----------    -----------      -----------    -----------
    Total noninterest expenses ................................         14,223         12,239           29,482         25,105
                                                                    -----------    -----------      -----------    -----------
    Income before income taxes ................................          8,762          7,185           16,207          9,911
  Income taxes ................................................          3,226          2,524            5,977          3,533
                                                                    -----------    -----------      -----------    -----------
    Net income ................................................   $      5,536   $      4,661     $     10,230   $      6,378
                                                                    ===========    ===========      ===========    ===========

NET INCOME PER COMMON SHARE:
    Basic .....................................................   $       0.31   $       0.41     $       0.59   $       0.56
    Diluted ...................................................           0.31           0.41             0.59           0.56

AVERAGE COMMON SHARES OUTSTANDING:
    Basic .....................................................     17,682,632     11,371,845       17,138,421     11,338,141
    Diluted ...................................................     18,088,100     11,484,690       17,509,212     11,481,436

CASH DIVIDENDS DECLARED PER COMMON SHARE ......................   $       0.08   $       0.07     $       0.16   $       0.14

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
(UNAUDITED)
($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                           Shares of
                                                            Common       Preferred      Common
                                                             Stock         Stock         Stock      Surplus
                                                         ---------------------------------------------------

BALANCE, DECEMBER 31, 1996 ...........................   11,225,568   $      943    $   11,226   $   83,598

  Net income .........................................         --           --            --           --

    Other comprehensive income, net of tax:
      Unrealized losses on securities:
         Unrealized holding gains arising during
          period, net of taxes of $290 ...............         --           --            --           --
        Less:  reclassification adjustment for gains
          included in net income, net of taxes of $326         --           --            --           --

      Other comprehensive income .....................         --           --            --           --

    Comprehensive income .............................         --           --            --           --


  Common stock issued pursuant to:
    Dividend reinvestment plan .......................       29,265         --              29          428
    Employee stock purchase plan .....................        4,882         --               5           71
    Exercise of stock options and stock warrants .....       11,230         --              11           97
    Conversion and redemption of preferred stock .....      108,341         (943)          108          835
  Cash dividends paid/accrued:
    Common stock .....................................         --           --            --           --
   Miscellaneous .....................................         --           --            --           --

                                                         ---------------------------------------------------
BALANCE, JUNE 30, 1997 ...............................   11,379,286         --      $   11,379   $   85,029
                                                         ===================================================

BALANCE, DECEMBER 31, 1997 ...........................   15,659,338         --      $   15,659   $  164,517

  Net income .........................................         --           --            --           --

    Other comprehensive income, net of tax:
      Unrealized losses on securities:
         Unrealized holding losses arising during
          period, net of taxes of $1,418 .............         --           --            --           --
        Less:  reclassification adjustment for gains
          included in net income, net of taxes of $120         --           --            --           --

      Other comprehensive income .....................         --           --            --           --

    Comprehensive income .............................         --           --            --           --


  Common stock issued pursuant to:
    Stock offering ...................................    2,000,000         --           2,000       36,375
    Purchase accounting acquisition ..................      398,610         --             399       10,386
    Dividend reinvestment plan .......................       29,179         --              29          657
    Restricted stock plan ............................       28,945         --              29          594
    Employee stock purchase plan .....................        4,132         --               4           93
    Exercise of stock options and stock warrants .....       22,350         --              23          109
  Cash dividends paid/accrued:
    Common stock .....................................         --           --            --           --
   Miscellaneous .....................................         --           --            --             71

                                                         ---------------------------------------------------
BALANCE, JUNE 30, 1998 ...............................   18,142,554         --      $   18,143   $  212,802
                                                         ===================================================

                                                             Retained     Accumulated
                                                             Earnings        Other
                                                               and       Comprehensive
                                                              Other*         Income         Total
                                                         ------------------------------------------
BALANCE, DECEMBER 31, 1996 ...........................     $    8,714    $      483    $  104,964

  Net income .........................................          6,378          --           6,378

    Other comprehensive income, net of tax:
      Unrealized losses on securities:
         Unrealized holding gains arising during
          period, net of taxes of $290 ...............           --             493          --
        Less:  reclassification adjustment for gains
          included in net income, net of taxes of $326           --            (556)         --
                                                                         ----------
      Other comprehensive income .....................           --             (63)          (63)
                                                                         ----------    ----------
    Comprehensive income .............................           --            --           6,315
                                                                                       ----------

  Common stock issued pursuant to:
    Dividend reinvestment plan .......................           --            --             457
    Employee stock purchase plan .....................           --            --              76
    Exercise of stock options and stock warrants .....           --            --             108
    Conversion and redemption of preferred stock .....           --            --            --
  Cash dividends paid/accrued:
    Common stock .....................................         (1,723)         --          (1,723)
   Miscellaneous .....................................            244          --             244

                                                         ----------------------------------------
BALANCE, JUNE 30, 1997 ...............................     $   13,613    $      420    $  110,441
                                                         ========================================

BALANCE, DECEMBER 31, 1997 ...........................     $   16,930    $    4,553    $  201,659

  Net income .........................................         10,230          --          10,230

    Other comprehensive income, net of tax:
      Unrealized losses on securities:
         Unrealized holding losses arising during
          period, net of taxes of $1,418 .............           --          (2,414)         --
        Less:  reclassification adjustment for gains
          included in net income, net of taxes of $120           --            (203)         --
                                                                         ----------
      Other comprehensive income .....................           --          (2,617)       (2,617)
                                                                         ----------    ----------
    Comprehensive income .............................           --            --           7,613
                                                                                       ----------

  Common stock issued pursuant to:
    Stock offering ...................................           --            --          38,375
    Purchase accounting acquisition ..................           --            --          10,785
    Dividend reinvestment plan .......................           --            --             686
    Restricted stock plan ............................            623
    Employee stock purchase plan .....................           --            --              97
    Exercise of stock options and stock warrants .....           --            --             132
  Cash dividends paid/accrued:
    Common stock .....................................         (2,835)         --          (2,835)
   Miscellaneous .....................................           (281)         --            (210)

                                                         ----------------------------------------
BALANCE, JUNE 30, 1998 ...............................     $   24,044    $    1,936    $  256,925
                                                         ========================================

* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
(UNAUDITED)
($ IN THOUSANDS)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------------
                                                                           1998            1997
                                                                   ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................................   $       10,230  $         6,378
  Adjustments to reconcile net income to net cash provided by
      (used for) operations
      Depreciation................................................            1,818            1,256
      Amortization of intangibles.................................            1,692              413
      Provision for loan losses...................................            5,583            5,993
      Gain on sale of branches....................................               --           (2,250)
      Gain on sale of securities..................................             (323)            (882)
      Unrealized loss on trading securities.......................               16                2
      Originations of mortgage loans held for sale................         (248,796)         (89,495)
      Sale of mortgage loans held for sale........................          357,234           65,380
      Proceeds from sale of trading securities....................          602,219          455,269
      Proceeds from maturity of trading securities................           19,314            9,043
      Purchase of trading securities..............................         (621,448)        (463,792)
      Increase in accrued interest receivable.....................           (1,926)            (423)
      Increase in accrued interest payable........................            2,230              857
      Increase in other assets....................................           (2,003)          (2,150)
      (Decrease) increase in other liabilities....................           (3,416)           3,383
                                                                       ------------------------------
    Net cash provided by (used for) operating activities..........          122,424          (11,018)
                                                                       ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in interest-earning deposits with banks............           (2,441)          (2,364)
  Net increase in federal funds sold and resale agreements........          (35,000)              --
  Proceeds from sale of securities available for sale.............           26,733            2,084
  Proceeds from maturity of securities available for sale.........          176,846           91,877
  Proceeds from maturity of securities held for investment........            4,493            1,092
  Purchase of securities available for sale.......................         (331,924)        (107,350)
  Purchase of securities held for investment......................           (3,878)          (3,753)
  Purchase of loans...............................................               --          (18,779)
  Net increase in loans...........................................          (69,437)        (108,496)
  Capital expenditures............................................           (2,077)            (817)
  Net cash acquired in transactions accounted for under the
     purchase method of accounting................................            7,453               --
  Net cash outflow from sale of branches..........................          (38,480)         (35,656)
                                                                       ------------------------------
    Net cash used for investing activities .......................         (267,712)        (182,162)
                                                                       ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits........................................          135,621          106,109
  (Decrease) increase in borrowed funds...........................          (28,268)          70,854
  Cash dividends paid.............................................           (3,000)          (1,581)
  Issuance of common stock .......................................           38,375               --
  Other common stock activity.....................................            1,286              667
                                                                       ------------------------------
    Net cash provided by financing activities.....................          144,014          176,049
                                                                       ------------------------------
Net change in cash and due from banks.............................           (1,274)         (17,131)
Cash and due from banks at beginning of period....................           73,326           86,322
                                                                       ------------------------------
Cash and due from banks at end of period..........................   $       72,052  $        69,191
                                                                       ==============================

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


(2)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to approximately $42,195,000 for the six months ended June 30, 1998. Income tax payments of $1,450,000 and $3,000,000 were made for the six months ended June 30, 1998 and June 30, 1997, respectively.


(3)      BUSINESS COMBINATIONS

         On June 1, 1998, the Company completed the acquisition of Resource Processing Group, Inc. ("RPGI"), a credit card origination and servicing company headquartered in Columbia, South Carolina. RPGI became a wholly-owned subsidiary of the Company. The RPGI transaction was accounted for as a purchase and resulted in the issuance of 398,610 shares of the Company's common stock for the outstanding shares of RPGI common stock. Additional shares of the Company's common stock may become issuable in the event that certain performance related criteria are met. The excess of the purchase price over the fair market value of the net identifiable assets acquired of approximately $3.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. At June 30, 1998, RPGI operated through one location, had approximately $16.0 million is assets and was servicing approximately $257 million in credit card receivables.

         The following unaudited pro forma financial information presents the combined results of operations of the Company and RPGI as if the merger had occurred as of the beginning of 1998 and 1997, after giving effect to certain adjustments, including amortization of intangible assets and reduced earnings related to the lost interest on the cash portion of the purchase price. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and RPGI constituted a single entity during such periods. In addition, the pro forma financial information does not reflect any potential cost savings or synergies expected to be achieved following the merger.

                                                    Six months ended June 30,
                                                      1998             1997
                                             ($ in thousands, except share data)

           Total revenue........................     $104,571     $ 81,840
           Net income...........................        9,927        6,042
           Earnings per share (diluted).........     $   0.56     $   0.51

         On June 12, 1998, Carolina First Bank completed the sale of three branches located in Belton, Calhoun Falls and Honea Path to two bank subsidiaries of Community Capital Corporation. All three branches were former locations of First Federal Savings and Loan Association of Anderson, a subsidiary of First Southeast Financial Corporation ("First Southeast"), which was acquired by the Company in November 1997. The deposit premium received of approximately $2.7 million was used to reduce intangible asset balances (recorded in connection with the First Southeast acquisition), and accordingly no gain was recorded. In connection with the sale, Carolina First Bank sold loans of approximately $2.2 million and transferred deposits of approximately $43.6 million.

         On June 22, 1998, the Company signed a reorganization agreement to acquire First National Bank of Pickens County ("First National"), a national bank headquartered in Easley, South Carolina. The reorganization agreement provides for the merger of First National with and into Carolina First Bank, a wholly-owned subsidiary of the Company. At June 30, 1998, First National operated through three locations and had total assets, loans, deposits and shareholders' equity of approximately $120.6 million, $64.6 million, $97.6 million and $16.4 million, respectively. Under the terms of the merger, First National shareholders will receive consideration of $750.08 per share for each First National share for an aggregate consideration of approximately $60 million, payable in the form of the Company's common stock. The per share consideration increases to $769.89 in the event that the closing of the transaction occurs after September 30, 1998. The exchange ratio is based on the Company's average common stock price for the twenty days preceding the merger closing date. The proposed merger is anticipated to be accounted for using the pooling of interest method of accounting.

         On June 26, 1998, the Company signed a reorganization agreement to acquire Poinsett Financial Corporation ("Poinsett"), a thrift holding company headquartered in Travelers Rest, South Carolina. The reorganization agreement provides for the merger of Poinsett with and into the Company. After the merger, Poinsett will be operated as a separate subsidiary of the Company (except that after the merger, Poinsett's name may be changed to "Carolina First Savings Bank" and certain branch locations of Poinsett may be transferred to Carolina First Bank). At June 30, 1998, Poinsett operated through three locations and had total assets, loans, deposits and shareholders' equity of approximately $88.3 million, $67.5 million, $81.6 million and $5.8 million, respectively. Under the terms of the merger, Poinsett shareholders will receive consideration of $82.00 per share for each Poinsett share for an aggregate consideration of approximately $15.6 million, payable in the form of the Company's common stock. The exchange ratio is based on the Company's average common stock price for the twenty days preceding the merger closing date. The proposed merger is anticipated to be accounted for using the purchase method of accounting.

         On July 9, 1998, the Company signed a reorganization agreement to acquire Colonial Bank of South Carolina, Inc. ("Colonial Bank"), a state-chartered banking corporation headquartered in Camden, South Carolina. The reorganization agreement provides for the merger of Colonial Bank with and into Carolina First Bank, a wholly-owned subsidiary of the Company. The Company currently owns

         28,000 shares, or 4.8%, of Colonial Bank's outstanding common stock. At June 30, 1998, Colonial Bank operated through four locations and had total assets, loans, deposits and shareholders' equity of approximately $59.8 million, $48.1 million, $43.0 million and $5.3 million, respectively. Under the terms of the merger, Colonial Bank shareholders will receive consideration of $23.00 per share for each Colonial Bank share for an aggregate consideration of approximately $12.8 million (excluding the shares owned by the Company), payable in the form of the Company's common stock. The exchange ratio is based on the Company's average common stock price for the twenty days preceding the merger closing date. The proposed merger is anticipated to be accounted for using the purchase method of accounting.

         The pending acquisitions, which are subject to the receipt of regulatory approval and First National, Poinsett and Colonial Bank shareholder approval, are expected to close in the third quarter of 1998.

(4)      SECURITIES

         The net unrealized gain on securities available for sale decreased $2.6 million for the six months ended June 30, 1998. The majority of the decrease is attributable to the decline in the market value of the Affinity Technology Group, Inc. shares.

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

         On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, the majority of the Company's and Carolina First Bank's directors and certain executive and other officers. The named plaintiffs are the Company by and through certain minority shareholders. The Company filed a motion to dismiss with respect to all claims in this complaint, which was granted in December 1997. Plaintiffs have filed a motion for reconsideration and have the right to appeal the grant of the motion to dismiss. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; fraud and constructive fraud; and negligent management. The factual basis upon which these claims are made generally involves the payment to Company officers and other individuals of a bonus in stock held by the Company in

         Affinity Technology Group, Inc. (as reward for their efforts in connection with the Company's procurement of stock in Affinity Technology Group, Inc.), statements to former shareholders in connection with the Company's acquisition of Midlands National Bank, and alleged mismanagement by certain executive officers involving financial matters. The complaint seeks damages for the benefit of the Company aggregating $41 million and recision of the Affinity Technology Group, Inc. bonus.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND WITH THE STATISTICAL INFORMATION AND FINANCIAL DATA APPEARING IN THIS REPORT AS WELL AS THE ANNUAL REPORT OF CAROLINA FIRST CORPORATION (THE "COMPANY") ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997. RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998 ARE NOT NECESSARILY INDICATIVE OF RESULTS TO BE ATTAINED FOR ANY OTHER PERIOD.

OVERVIEW

         The Company, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institution, which commenced banking operations in December 1986, and currently conducts business through 61 locations in South Carolina. The Company operates through four subsidiaries: Carolina First Bank, a state-chartered commercial bank; Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking company; Blue Ridge Finance Company, Inc. ("Blue Ridge"), a consumer finance company; and Resource Processing Group, Inc. ("RPGI"), a credit card servicing company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. At June 30, 1998, the Company had approximately $2.3 billion in assets, $1.6 billion in loans, $1.8 billion in deposits and $256.9 million in shareholders' equity.

         Net income for the second quarter of 1998 was $5.5 million, or $0.31 per diluted share, compared with $4.7 million, or $0.41 per diluted share, for the same time period of 1997. Second quarter 1997 earnings included $1.5 million (after-tax), or $0.13 per diluted share, from a gain associated with the sale of five branches. The increase in net income during the second quarter of 1998 was principally attributable to an increase in net interest income. The increase in net interest income was a result of a 38% increase in average earning assets which was partially offset by an increase in the provision for loan losses and higher noninterest expenses. Net income for the first six months of 1998 increased 60% to $10.2 million, or $0.59 per diluted share, compared with $6.4 million, or $0.56 per diluted share, for the same period of 1997. Common shares outstanding increased approximately 60% during the past year, principally from the completion of two bank mergers and a secondary stock offering.

         On February 13, 1998, the Company completed the sale of 2.0 million shares of its $1.00 par common stock ("Common Stock") to certain overseas investors (the "Regulation S Offering"). The shares were offered and sold only to non-U.S. persons under an exemption from registration provided by Regulation S under the Securities Act of 1933. In connection with this offering, the Company received net proceeds of approximately $39 million which is being used to support internal growth, acquisitions, the expansion of its finance subsidiary and for general corporate purposes. Subsequent to the consummation of the Regulation S Offering, the Company filed a registration statement with the Securities and Exchange Commission registering the further sale of such shares by the institutional investors which purchased the shares in the Regulation S Offering. This registration statement became effective on March 11, 1998.

         On June 1, 1998, the Company completed the acquisition of Resource Processing Group, Inc. ("RPGI"), a credit card origination and servicing company headquartered in Columbia, South Carolina. RPGI became a wholly-owned subsidiary of the Company. The RPGI transaction was accounted for as a purchase and resulted in the issuance of 398,610 shares of the Company's Common Stock for the outstanding shares of RPGI common stock. Additional shares of the Company's Common Stock may become issuable in the event that certain performance related criteria are met. The excess of the purchase price over the fair market value of the net identifiable assets acquired of approximately $3.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. At June 30, 1998, RPGI operated through one location, had approximately $16.0 million is assets and was servicing approximately $257 million in credit card receivables.

         On June 12, 1998, Carolina First Bank completed the sale of three branches located in Belton, Calhoun Falls and Honea Path to two bank subsidiaries of Community Capital Corporation. All three branches were former locations of First Federal Savings and Loan Association of Anderson, a subsidiary of First Southeast Financial Corporation ("First Southeast"), which was acquired by the Company in November 1997. The deposit premium received of approximately $2.7 million was used to reduce intangible asset balances (recorded in connection with the First Southeast acquisition), and accordingly no gain was recorded. In connection with the sale, Carolina First Bank sold loans of approximately $2.2 million and transferred deposits of approximately $43.6 million.

         On June 22, 1998, the Company signed a reorganization agreement to acquire First National Bank of Pickens County ("First National"), a national bank headquartered in Easley, South Carolina. The reorganization agreement provides for the merger of First National with and into Carolina First Bank, a wholly-owned subsidiary of the Company. At June 30, 1998, First National operated through three locations and had total assets, loans, deposits and shareholders' equity of approximately $120.6 million, $64.6 million, $97.6 million and $16.4 million, respectively. Under the terms of the merger, First National shareholders will receive consideration of $750.08 per share for each First National share for an aggregate consideration of approximately $60 million, payable in the form of the Company's common stock. The per share consideration increases to $769.89 in the event that the closing of the transaction occurs after September 30, 1998. The exchange ratio is based on the Company's average common stock price for the twenty days preceding the merger closing date. The proposed merger is anticipated to be accounted for using the pooling of interest method of accounting.

         On June 26, 1998, the Company signed a reorganization agreement to acquire Poinsett Financial Corporation ("Poinsett"), a thrift holding company headquartered in Travelers Rest, South Carolina. The reorganization agreement provides for the merger of Poinsett with and into the Company. After the merger, Poinsett will be operated as a separate subsidiary of the Company (except that after the merger, Poinsett's name may be changed to "Carolina First Savings Bank" and certain branch locations of Poinsett may be transferred to Carolina First Bank). At June 30, 1998, Poinsett operated through three locations and had total assets, loans, deposits and shareholders' equity of approximately $88.3 million, $67.5 million, $81.6 million and $5.8 million, respectively. Under the terms of the merger, Poinsett shareholders will receive consideration of $82.00 per share for each Poinsett share for an aggregate consideration of approximately $15.6 million, payable in the form of the Company's common stock. The exchange ratio is based on the Company's average common stock price for the twenty days preceding the merger closing date. The proposed merger is anticipated to be accounted for using the purchase method of accounting.

         On July 9, 1998, the Company signed a reorganization agreement to acquire Colonial Bank of South Carolina, Inc. ("Colonial Bank"), a state-chartered banking corporation headquartered in Camden, South Carolina. The reorganization agreement provides for the merger of Colonial Bank with and into Carolina First Bank, a wholly-owned subsidiary of the Company. The Company currently owns 28,000 shares, or 4.8%, of Colonial Bank's outstanding common stock. At June 30, 1998, Colonial Bank operated through four locations and had total assets, loans, deposits and shareholders' equity of approximately $59.8 million, $48.1 million, $43.0 million and $5.3 million, respectively. Under the terms of the merger, Colonial Bank shareholders will receive consideration of $23.00 per share for each Colonial Bank share for an aggregate consideration of approximately $12.8 million (excluding the shares owned by the Company), payable in the form of the Company's common stock. The exchange ratio is based on the Company's average common stock price for the twenty days preceding the merger closing date. The proposed merger is anticipated to be accounted for using the purchase method of accounting.

         The pending acquisitions, which are subject to the receipt of regulatory approval and First National, Poinsett and Colonial Bank shareholder approval, are expected to close in the third quarter of 1998.


EQUITY INVESTMENTS

INVESTMENT IN NET.B@NK, INC.

         At June 30, 1998, the Company owned 1,175,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 18% of the outstanding shares. These shares are carried on the Company's books (as securities available for sale) at a basis of approximately $979,000. Net.B@nk owns and operates Net.B@nk, FSB (which recently changed its name from Atlanta Internet Bank, FSB), a FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet for their commercial and financial services. Under the terms of the Office of Thrift Supervision's approval, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000.


INVESTMENT IN AFFINITY TECHNOLOGY GROUP, INC.

         At June 30, 1998, the Company (through its subsidiary Blue Ridge) owned 2,528,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant"). These Affinity shares and the shares represented by the Affinity Warrant constitute approximately 17% of Affinity's outstanding common stock. The investment in Affinity's common stock, which is included in securities available for sale and has a basis of approximately of $301, was recorded at its market value of approximately $2.1 million. During the first six months in 1998, the market value of Affinity's common stock declined substantially decreasing the net unrealized gain on securities available for sale by approximately $3.9 million. The Affinity Warrant was not reported on the Company's balance sheet as of June 30, 1998.

         The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities laws.


INVESTMENTS IN COMMUNITY BANKS

         The Company has also made equity investments in seven community banks in South Carolina and North Carolina. In each case, the Company owns less than 5% of the community bank's outstanding common stock. The Company has made these investments to develop correspondent banking relationships and to promote community banking in the Carolinas.

CF INVESTMENT COMPANY

         In September 1997, the Company's subsidiary, CF Investment Company, became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company is a wholly-owned subsidiary of Blue Ridge. CF Investment Company's principal focus is on companies that offer bank-related products, technology or services. In 1997, the Company capitalized CF Investment Company with a contribution of $3.0 million. CF Investment Company has invested in companies specializing in electronic document management, Internet development and credit decision systems.

EARNINGS REVIEW

NET INTEREST INCOME

         The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax equivalent net interest income increased $10.2 million, or 32%, to $41.9 million for the first six months of 1998 from $31.7 million for the first six months of 1997. The increase resulted principally from a higher level of average earning assets partially offset by a lower net interest margin. The growth in average earning assets, which increased $568.4 million, or 40%, to approximately $2.0 billion in the first six months of 1998 from $1.4 billion in the first six months of 1997, resulted from an increase in both loans and investment securities primarily from two acquisitions completed during the second half of 1997. Average loans and average investment securities increased $361.7 million and $129.0 million, respectively, in the first six months of 1998 compared with the first six months of 1997.

         The net interest margin for the six months ended June 30, 1998 of 4.22% was lower than the margin of 4.45% for the same period of 1997. The lower net interest margin for the first six months of 1998 resulted from lower earning asset yields and higher deposit costs. The yield on loans was lower in the first half of 1998 as a result of a change in the mix of loans and a higher level of investments. Approximately 89% of the loans acquired in the First Southeast acquisition (which closed in November 1997) were mortgage loans which typically have a lower yield than commercial or consumer loans. During the first half of 1998, the Company made significant progress in restructuring the balance sheet through mortgage loan sales. Approximately $153 million of the First Southeast mortgage loans were sold in the first quarter of 1998. The Company is redeploying the proceeds from these mortgage loan sales into higher yielding commercial and consumer loans. During the second quarter of 1998, the Company's average investments increased due to temporarily investing proceeds from First Southeast mortgage loans sales. Going forward, the Company plans to continue to redeploy balances currently invested in securities into loans. Average investments, including temporary investments, as a percentage of average earning assets were 22.5% and 17.0% for the six months ended June 30, 1998 and June 30, 1997, respectively. The earning asset yield was enhanced somewhat by higher credit card loan yields from repricing the credit card portfolio.

         The higher deposit costs in 1998 resulted from the large number of certificates of deposit acquired from First Southeast. Approximately 73% of First Southeast's total deposits were certificates of deposit or individual retirement accounts. Certificates of deposit typically have higher rates than transaction accounts. The Company is currently focusing on shifting the deposit mix to more closely resemble a commercial bank by increasing deposit transaction accounts.

         The net interest margin of 4.31% for the second quarter of 1998 showed improvement over the net interest margin of 4.17% for the first quarter of 1998. The increase from the first quarter to the second quarter of 1998 resulted from redeploying the proceeds from First Southeast mortgage loan sales into higher yielding assets and repricing the credit card portfolio. The net interest margin also improved as a result of improving the mix of deposits by adding more transaction accounts.


PROVISION FOR LOAN LOSSES

         The provision for loan losses was $5.6 million for the first six months of 1998 and $6.0 million for the first six months of 1997. The higher 1997 provision for loan losses reflected higher levels of net credit card charge-offs. During the first six months of 1998, credit card charge-offs totaled $2.1 million compared with $3.4 million in the first six months of 1997.

         Management currently anticipates that loan growth will continue in 1998. New market areas are expected to contribute to 1998 portfolio growth. Management intends to closely monitor economic trends and the potential effect on Carolina First Bank's loan portfolio.


NONINTEREST INCOME

         Noninterest income remained constant at $9.7 million for both the six months ended June 30, 1998 and the six months ended June 30, 1997. During the second quarter of 1997, the Company recorded a gain on the sale of five branches of $2,250,000. The Company recognized gains on the sale of securities of $323,000 and $882,000 in the first six months of 1998 and 1997, respectively. The securities gain in 1997 included $745,000 from the sale of ComSouth Bankshares, Inc. stock. Excluding the asset sale and securities transactions discussed above, noninterest income increased $2.8 million to $9.4 million for the six months ended June 30, 1998 from $6.6 million for the same period of 1997. This increase was primarily attributable to higher service charges on deposit accounts, mortgage banking income and sundry income.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 23% to $4.1 million in the first six months of 1998 from $3.4 million in the first six months of 1997. Average deposits for the same period increased 41.4%. The increase in service charges was attributable to attracting new transaction accounts and improved collection results. In addition, effective June 1, 1998, Carolina First Bank implemented a new service charge on accounts with overdraft protection.

         Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first six months of 1998 increased 68% to $2.3 million, compared with $1.4 million in the first six months of 1997. The increase is attributable to higher origination fees and gains on the sale of loans partially offset by lower servicing income.

         Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $2.1 million in the first six months of 1998, up significantly from $957,000 for the first six months of 1997. The increase in the first six months of 1998 resulted from increased origination volumes resulting from the positive mortgage rate environment and higher gains on mortgage loans sold. Mortgage originations totaled approximately $249 million in the first six months of 1998 compared with approximately $89 million in the same period in 1997. Mortgage loans totaling approximately $215 million and $24 million were sold in the first half of 1998 and 1997, respectively. In 1998, mortgage loans sold included approximately $153 million in First Southeast mortgage loans sold in connection with the Company's plan to redeploy these loans into higher yielding assets.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At June 30, 1998, CF Mortgage was servicing or subservicing 21,458 loans having an aggregate principal balance of approximately $1.8 billion.

         Servicing income from non-affiliated companies, net of the related amortization for the mortgage servicing rights and subservicing payments, was $128,000 in the first six months of 1998, compared with $395,000 for the first six months of 1997. Although the volume of loans serviced increased to $1.8 billion at June 30, 1998 from $1.4 billion at June 30, 1997, the related amortization for the mortgage servicing rights increased due to accelerated prepayments leading to a decline in servicing income. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

         Fees for trust services in the first six months of 1998 of $721,000 were 5% below the $758,000 earned in the same period of 1997. At June 30, 1998, Carolina First Bank's trust department had assets under management of approximately $311 million. The trust department is continuing to concentrate on improving the profitability of its accounts and has elected to terminate some relationships and certain trust products.

         During the first six months of 1998, the Company had income of $33,000 from its interests in the credit card and commercial real estate loan trusts, compared to a loss of $164,000 for the same period in 1997. Loan securitization income is net of charge-offs associated with the loans in the trusts. Loan securitization income related to credit cards improved significantly to $29,000 for the first half of 1998, compared with a loss of $479,000 for the first half of 1997. The loan securitization income in 1997 was negatively impacted by greater than expected charge-offs in the credit card securitization. During the first half of 1998, credit card charge-offs showed improvement over previous months. The commercial real estate loan trust income totaled $4,000 during the first six months of 1998 compared with $315,000 during the first six months of 1997. Total balances in the commercial real estate loan trust decline as loans are paid off, resulting in lower income. At June 30, 1998, the off-balance sheet balance in the commercial real estate loan trust was approximately $24 million. In addition, expenses related to the formation of this trust are being amortized over the life of the loans. As a result, the Company expects the income associated with the commercial real estate loan trust to continue to decline.

         Sundry noninterest income was $2.2 million in the first half of 1998 compared with $1.3 million in the first half of 1997. This increase was due to additional credit card servicing fees received by RPGI, higher insurance commissions, increased merchant processing fees and servicing fee income received from Net.B@nk related to loans purchased from Carolina First Bank during 1997 which continue to be serviced by Carolina First Bank.

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

NONINTEREST EXPENSES

         Noninterest expenses increased $4.4 million, or 17%, to $29.5 million in the first six months of 1998 from $25.1 million in the first six months of 1997. With the acquisitions of Lowcountry Savings Bank, Inc. ("Lowcountry") and First Southeast, intangible amortization for the first six months of 1998 increased significantly over the first six months of 1997. Excluding intangible amortization, noninterest expenses on a cash basis increased $3.1 million, or 13%, to $27.8 million for the first half of 1998 from $24.7 million for the first half of 1997. The increase in expenditures reflects operational costs associated with acquired branches, new markets and additional automated teller machines ("ATMs").

         Salaries and wages and employee benefits increased $2.1 million to $14.8 million in the first six months of 1998 compared with $12.7 million in the first six months of 1997. Full-time equivalent employees increased to 787 at June 30, 1998 from 622 at June 30, 1997. The staffing cost increases were primarily due to the costs of expanding in existing and new markets (including Lowcountry and First Southeast acquisitions) and back office support functions to support growth.

         Occupancy and furniture and equipment expenses increased $634,000, or 15%, to $5.0 million for the six months ended June 30, 1998 from $4.3 million for the six months ended June 30, 1997. This increase resulted principally from additional costs associated with the Lowcountry and First Southeast branches and the operating costs associated with additional ATMs.

         Sundry noninterest expenses increased $363,000, or 5%, to $8.0 million in the first six months of 1998 from $7.6 million in the first six months of 1997. The overall increase in sundry noninterest expenses was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest items of sundry noninterest expense were telephone, servicing fees, stationery, supplies, printing, and advertising. The Company expects intangible amortization to increase by approximately $300,000 during the fourth quarter of 1998 in connection with the pending acquisitions of Poinsett and Colonial Bank.


COMPARISON FOR THE QUARTERS ENDED JUNE 30, 1998 AND JUNE 30, 1997

         Net income increased in the second quarter of 1998 to $5.5 million from $4.7 million in the second quarter of 1997. Diluted earnings per share decreased to $0.31 in the second quarter of 1998, compared with $0.41 in the second quarter of 1997. Second quarter 1997 earnings included $1.5 million (after-tax), or $0.13 per fully diluted share, from a gain associated with the sale of five branches.

         Net interest income increased $5.4 million to $21.3 million for the three months ended June 30, 1998 from $15.9 million for the comparable period in 1997. This increase was primarily attributable to a higher level of average earning assets. Earning assets averaged $2.0 billion and $1.5 billion in the second quarters of 1998 and 1997, respectively. The net interest margin was slightly lower in 1998 at 4.31% for the second quarter, compared with 4.38% for the second quarter of 1997. The lower net interest margin in the second quarter of 1998 resulted from lower earning asset yields associated with the change in the mix of earning assets and higher deposit costs associated with the change in the mix of deposits (see "EARNINGS REVIEW - Net Interest Income").

         Noninterest income, excluding gains on the sale of branches and securities, increased $1.3 million to $4.9 million for the second quarter of 1998 compared with $3.6 million for the second quarter of 1997.

Service charges on deposit accounts increased to $2.3 million in the second quarter of 1998 compared with $1.8 million in the second quarter of 1997. This increase was due to attracting new transaction accounts, improved collection results, and the implementation of a new service charge on accounts with overdraft protection. Loan securitization income was $114,000 compared to a loss of $105,000 for the second quarter of 1997. This increase was attributable to an improvement in net charge-offs for credit card loans in the credit card securitization trust. These increases were offset slightly by decreases in mortgage banking income and fees for trust services. Sundry noninterest income for the second quarter of 1998 increased $648,000 primarily due to credit card servicing fees received by RPGI.

         Noninterest expenses increased $2.0 million, or 16%, to $14.2 million for the three months ended June 30, 1998 from $12.2 million for the three months ended June 30, 1997. Personnel expense increased from $6.4 million for the second quarter of 1997 to $7.3 million for the second quarter of 1998 due to the hiring of additional employees as a result of expansion in existing and new markets. Occupancy and furniture and equipment expense increased slightly to $2.4 million during second quarter 1998 from $2.2 million during second quarter 1997. Amortization of intangibles increased from $413,000 in the second quarter of 1997 to $818,000 in the second quarter of 1998 as a result of the Lowcountry and First Southeast acquisitions, which were completed in the second half of 1997. Sundry noninterest expenses increased 16% from second quarter 1997 to second quarter 1998, largely because of increases in servicing fees, legal fees and credit card processing expenses.


YEAR 2000

         The Company recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. If the computer systems misinterpret the date, items such as interest calculations on loans and deposits will be incorrect. This problem is commonly called the "Year 2000 Problem." Computer systems used by the Company in its day-to-day operations will be affected by this problem.

         Management has established a committee (the "Y2K Project Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. A full-time staff member has been assigned to the Y2K Project Team to assist in record keeping and disseminating information. The Y2K Project Team reports regularly to the Audit Committee of the Company's Board of Directors who report to the Board of Directors on a quarterly basis on year 2000 compliance. At its June 1998 meeting, the Company's Board of Directors approved a Year 2000 project plan and members of the Y2K Project Team. The Company is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to arrange mock conversion testing. The estimated cost to the Company for these corrective actions is $250,000, all of which is included in the Company's 1998 budget. Estimated costs for 1999 have not yet been determined but are not expected to exceed the Company's costs for 1998. Incomplete or untimely compliance, however, would have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved.

BALANCE SHEET REVIEW

LOANS

         The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial majority of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At June 30, 1998, the Company had total loans outstanding of $1.6 billion which equaled approximately 85% of the Company's total deposits and approximately 68% of the

Company's total assets. The composition of the Company's loan portfolio at June 30, 1998 follows: commercial and commercial mortgage 64%, residential mortgage 16%, consumer 10%, lease receivables 4%, credit card 3% and construction 3%.

         The Company's loans increased $299.2 million, or 24%, to approximately $1.6 billion at June 30, 1998 from $1.3 billion at June 30, 1997 and decreased $47.5 million from approximately $1.6 billion at December 31, 1997. This decrease was net of 1998 loan sales of approximately $217 million. Adjusting for the 1998 loan sales, internal loan growth was approximately $169.7 million, or an annualized rate of 21.2%, during the first six months of 1998.

         The Company had loans to 69 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $210.6 million, or 14%, of the Company's loan portfolio in 1998. The Company had loans to 22 borrowers having principal amounts in excess of $5 million, which loans accounted for $144.0 million, or 9%, of the Company's loan portfolio in 1998. For the same time period in 1997, the Company had loans to 92 borrowers with principal amounts ranging from $2 million to $5 million, which accounted for $281.0 million, or 22%, of the Company's loan portfolio. The Company had loans to 13 borrowers having principal amounts in excess of $5 million, which loans accounted for $87.0 million, or 7%, of the Company's loan portfolio in 1997. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

         For the first six months of 1998, the Company's loans averaged $1.6 billion with a yield of 9.35%, compared with $1.2 billion and a yield of 9.33% for the same period of 1997. The increase in loan yield was attributable to an increase in the credit card yield and a shift in the mix of loans due to mortgage loan sales. The credit card yield increased as a result of a first quarter 1997 credit card solicitation teaser rate that expired in August 1997 and as a result of repricing credit card rates upward in 1998. Mortgage loans comprised approximately 22% of the average loan portfolio in the first quarter of 1998 compared with 17% in the second quarter of 1998. This shift reflects the Company's efforts to redeploy the proceeds from the mortgage loan sales into higher yielding assets.

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

         The allowance for loan losses totaled $15.6 million, or 1.00% of loans net of unearned income at the end of June 1998, compared with $12.2 million, or
 .97% of loans net of unearned income at the end of June 1997. At December 31, 1997, the allowance for loan losses was $16.2 million, or 1.01% of loans net of unearned income. The allowance for loan losses as a percentage of nonperforming loans was 883% and 591% as of June 30, 1998 and 1997, respectively.

         The following table presents changes in the allowance for loan losses.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

                                                                                                 At and for
                                                     At and for the six months                   the year ended
                                                            ended June 30,                       December 31,
                                                     -------------------------                   --------------
                                                       1998            1997                            1997
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                     $   16,211     $   11,290                 $       11,290
Purchase accounting acquisitions                            0              0                          3,550
Valuation allowance for loans purchased                     0            364                            658
Provision for loan losses                               5,583          5,993                         11,646
Charge-offs:
         Credit cards                                   2,141          3,386                          5,325
         Bank loans, leases & Blue Ridge                4,643          2,943                          6,794
Recoveries                                                615            857                          1,186
-------------------------------------------------------------------------------------------------------------------
         Net charge-offs                                6,169          5,472                         10,933
-------------------------------------------------------------------------------------------------------------------
Allowance at end of period                         $   15,625     $   12,175                 $       16,211
===================================================================================================================

         At June 30, 1998, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan", was $487,000. The related allowance for these impaired loans was $373,000. The average recorded investment and foregone interest on impaired loans during the six months ended June 30, 1998 was approximately $812,000 and $44,000, respectively. For the six months ended June 30, 1998, the Company recognized interest income on impaired loans of $46,000.

SECURITIES

         At June 30, 1998, the Company's total investment portfolio had a book value of $419.3 million and a market value of $423.1 million for an unrealized net gain of approximately $3.8 million. The investment portfolio had a weighted average maturity of approximately 5.3 years. Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $357.3 million in the first six months of 1998, 57% above the first six month 1997 average of $228.4 million. The increase in the securities balance was primarily attributable to proceeds from the sale of First Southeast mortgage loans. The average portfolio yield increased to 6.40% for the first six months of 1998 from 6.18% for the first six months of 1997. The portfolio yield increased as a result of changing the mix of securities. As securities matured, they were reinvested in higher yielding agencies and mortgage-backed securities. At June 30, 1998, securities totaled $422.5 million, up $160.8 million from the $261.7 million invested as of the second quarter end 1997 and up $124.0 million from the December 31, 1997 balance of $298.5 million.

         At June 30, 1998, the Company owned 2,528,366 shares of common stock of Affinity and the Affinity Warrant entitling the Company to purchase an additional 3,471,340 shares of common stock at a purchase price of $0.0001 per share, all of which, in the aggregate, constituted approximately 17% of Affinity's outstanding common stock. The investment in Affinity's common stock, included in securities available for sale, was recorded at its market value of approximately $2.1 million. The Affinity Warrant was not included in securities at June 30, 1998.

         At June 30, 1998, the Company owned 1,175,000 shares of common stock of Net.B@nk, or approximately 18% of the outstanding shares. The investment in Net. B@nk's common stock, included in securities available for sale, was recorded at its basis of approximately $979,000. The Net.B@nk investment is not marked to market value since regulators have precluded certain affiliates of Net.B@nk, including the Company, from selling their shares until July 31, 2000.


INTANGIBLE ASSETS AND OTHER ASSETS

         The intangible assets balance at June 30, 1998 of $57.1 million was attributable to goodwill of $48.5 million, core deposit balance premiums of $8.5 million and purchased credit card premiums of $104,000. The intangible assets balance at June 30, 1997 of $15.8 million was attributable to goodwill of $7.3 million, core deposit balance premiums of $8.3 million and purchased credit card premiums of $173,000. The Company recorded approximately $7.8 million in intangible assets related to its July 1997 acquisition of Lowcountry and $31.7 million in intangible assets (net of adjustments related to mortgage loans and branch sales) related to its November 1997 acquisition of First Southeast. In connection with the pending acquisitions of Poinsett and Colonial Bank, the Company expects to record approximately $25 million in intangible assets.

         At June 30, 1998, other assets included other real estate owned of $677,000 and mortgage servicing rights of $23.4 million. At June 30, 1997, other assets included other real estate owned of $2.4 million and mortgage servicing rights of $17.5 million.


INTEREST-BEARING LIABILITIES

         During the first six months of 1998, interest-bearing liabilities averaged $1.8 billion, compared with $1.3 billion for the comparable period of 1997. This increase resulted principally from internal deposit growth related to account promotions and sales efforts and acquisitions. The average interest rates were 5.07% and 4.94% for the first six months of 1998 and 1997, respectively. At June 30, 1998, interest-bearing deposits comprised approximately 87% of total deposits and 91% of interest-bearing liabilities. For the first six months of 1998, average borrowed funds, which included Federal Home Loan Bank ("FHLB") advances and other short-term borrowings, totaled $128.1 million, compared with $161.8 million for the first six months of 1997. This decrease was attributable to average advances from the FHLB which declined to $10.0 million for the first six months of 1998 from $62.5 million for the comparable period a year earlier. The Company's FHLB advances have remained constant at $10.0 million since December 31, 1997. FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.

         Carolina First Bank's primary source of funds for loans and investments is its deposits which are gathered through Carolina First Bank's branch network. Deposits grew 38% to $1.8 billion at June 30, 1998 from $1.3 billion at June 30, 1997. At December 31, 1997, deposits totaled $1.7 billion. Approximately $44 million and $55 million in deposits were sold as part of the sale of branch offices during the second quarters of 1998 and 1997, respectively. The Company acquired approximately $64 million in deposits from the Lowcountry acquisition and approximately $285 million in deposits from the First Southeast acquisition. Internal growth, particularly from account promotions, generated the remainder of the new deposits. During the first six months of 1998, total interest-bearing deposits averaged $1.6 billion with a rate of 4.97%, compared with $1.1 billion with a rate of 4.74% in 1997. The increased rate paid on deposits during the first six months of 1998 reflects the large number of CDs and IRAs acquired from First Southeast. The Company focused on increasing deposit transaction accounts during the first half of 1998 and will continue this effort going forward. During the first six months of 1998, deposit pricing continued to be very competitive in Carolina First Bank's market areas, resulting in upward pressure on deposit interest rates. The Company expects this competitive deposit environment to continue. The Company does not believe that it has any brokered deposits.

         The Company has filed applications with the appropriate regulatory agencies to open a branch in the Cayman Islands. The branch is to be a "shell" branch of Carolina First Bank, and accordingly, will involve minimal start-up costs. The primary function of the branch will be to obtain deposits from the Eurocurrency interbank markets, which will be utilized in funding Carolina First Bank's domestic loan portfolio. The bank views this branch primarily as a vehicle for entrance into a funds market in which it is not currently active.

         Average noninterest-bearing deposits, which increased 4% during the year, decreased to 11.7% of average total deposits in the first six months of 1998 from 15.9% in the first six months of 1997. During the first half of 1997, noninterest-bearing deposits included deposits of Net.B@nk, FSB (then known as Atlanta Internet Bank) which were transferred to Net.B@nk on July 31, 1997 resulting in a $43 million reduction in Carolina First Bank's total deposits. The decrease in noninterest-bearing deposits also reflects the change in the mix of deposits related to the Lowcountry and First Southeast acquisitions.

         The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 87% for the first six months of 1998. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.


CAPITAL RESOURCES AND DIVIDENDS

         Total shareholders' equity amounted to $256.9 million, or 11.28% of total assets, at June 30, 1998, compared with $110.4 million, or 6.47% of total assets, at June 30, 1997. At December 31, 1997, shareholders' equity totaled $201.7 million, or 9.35% of total assets. The $55.2 million increase in total shareholders' equity since December 31, 1997 resulted principally from the Regulation S Offering of the Company's Common Stock, shares issued related to the RPGI merger and retention of earnings less cash dividends paid.

         The Company's capital needs have been met principally through public offerings of common stock, preferred stock and subordinated notes and through the retention of earnings. In addition, the Company issued capital stock in connection with acquisitions. During the first quarter of 1998, the Company raised approximately $39 million in new capital through the sale of 2.0 million shares of its Common Stock to certain overseas investors in the Regulation S offering.

         Book value per share at June 30, 1998 and 1997 was $14.16 and $9.71, respectively. Tangible book value per share at June 30, 1998 and 1997 was $11.01 and $8.32, respectively. At December 31, 1997, book value and tangible book value were $12.88 and $9.17, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the acquisitions of CF Mortgage, Lowcountry and First Southeast (all of which were accounted for as purchases).

         At June 30, 1998, the Company and Carolina First Bank were in compliance with each of the applicable regulatory capital requirements. The table below sets forth various capital ratios for the Company and Carolina First Bank.

CAPITAL RATIOS

-------------------------------------------------------------------------------------------------------------------
                                       As of         Well Capitalized           Adequately Capitalized
                                     6/30/98           Requirement                    Requirement
-------------------------------------------------------------------------------------------------------------------
Company:
   Total Risk-based Capital           14.11%             10.0%                          8.0%
   Tier 1 Risk-based Capital          11.68               6.0                           4.0
   Leverage Ratio                      8.91               5.0                           4.0

Carolina First Bank:
   Total Risk-based Capital           10.98              10.0                           8.0
   Tier 1 Risk-based Capital          10.13               6.0                           4.0
   Leverage Ratio                      7.70               5.0                           4.0
-------------------------------------------------------------------------------------------------------------------

         The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Company has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. At the December 17, 1997 meeting, the Board of Directors approved an $0.08 per share cash dividend on the common stock, which represents an effective annual increase of approximately 14%. The Company presently intends to pay a quarterly cash dividend on the Common Stock; however, future dividends will depend upon the Company's financial performance and capital requirements.


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

         The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a monthly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 200 basis points. According to the model as of June 30, 1998, the Company is positioned so that net interest income will increase $8.5 million if interest rates rise in the near term and will decrease $4.8 million if interest rates decline in the near term.

         As of June 30, 1998, there was no substantial change from the interest rate risk sensitivity analysis for various changes in interest rates calculated as of December 31, 1997. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10K.

         The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At June 30, 1998, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $363.6 million.


LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as at the subsidiary level. The holding company and non-banking subsidiaries of the Company require cash for various operating needs including general operating expenses, payment of dividends to shareholders, interest on borrowing, extensions of credit at Blue Ridge, business combinations and capital infusions into subsidiaries. Sources of liquidity for the Company's holding company and non- banking subsidiaries include dividends from Carolina First Bank and non-banking subsidiaries to the holding company, existing cash reserves and earnings.

         Carolina First Bank's cash flow requirements involve withdrawals of deposits, extensions of credit and payment of operating expenses. Carolina First Bank's principal sources of funds for liquidity purposes are customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. Carolina First Bank's liquidity is also enhanced by the ability to acquire new deposits through its established branch network of 58 branches in South Carolina. Carolina First Bank's liquidity needs are a factor in developing its deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary. Carolina First Bank has access to borrowing from the FHLB and maintains unused short-term lines of credit from unrelated banks.

         The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. At June 30, 1998, Carolina First Bank's liquidity ratio was approximately 24%. At June 30, 1998, Carolina First Bank had unused short-term lines of credit totaling approximately $48 million (which are withdrawable at the lender's option). In addition, Carolina First Bank has access to borrowing from the FHLB. At June 30, 1998, unused borrowing capacity from the FHLB totaled approximately $170 million with an outstanding balance of $10 million. Management believes that these sources are adequate to meet its liquidity needs.


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

         As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $6.2 million and $5.5 million in the first six months of 1998 and 1997, respectively, or 0.79% and 0.92%, respectively, as an annualized percentage of average loans. Excluding credit card receivables, annualized net loan charge-offs as a percentage of average loans were 0.55% and 0.37% during the first six months of 1998 and 1997, respectively. In the first six months of 1998, net charge-offs for credit cards totaled $2.1 million compared with $3.4 million for the same period in 1997. Credit card charge-offs improved during the first half of the year, and the Company hopes to achieve greater control over credit card collections through the acquisition of RPGI. The majority of the increase in accruing loans past due 90 days is attributable to one-to-four family residential loans acquired from First Southeast.

NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)

                                                        June 30,                December 31,
                                                 ---------------------         -------------
                                                 1998            1997                1997
-------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                            $      487      $    778             $  1,165
Restructured loans                               1,283         1,283                1,283
-------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                   1,770         2,061                2,448
Other real estate                                  677         2,426                1,319
-------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets             $    2,447      $  4,487             $  3,767
-------------------------------------------------------------------------------------------------------------------
Nonperforming assets as a % of loans
     and foreclosed property                      0.16%         0.36%                0.23%

Accruing loans past due 90 days             $    4,514      $  2,560              $ 4,125
-------------------------------------------------------------------------------------------------------------------

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

         On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, the majority of the Company's and Carolina First Bank's directors and certain executive and other officers. The named plaintiffs are the Company by and through certain minority shareholders. The Company filed a motion to dismiss with respect to all claims in this complaint, which was granted in December 1997. Plaintiffs have filed a motion for reconsideration and have the right to appeal the grant of the motion to dismiss. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; fraud and constructive fraud; and negligent management. The factual basis upon which these claims are made generally involves the payment to Company officers and other individuals of a bonus in stock held by the Company in Affinity (as reward for their efforts in connection with the Company's procurement of stock in Affinity), statements to former shareholders in connection with the Company's acquisition of Midlands National Bank, and alleged mismanagement by certain executive officers involving financial matters. The complaint seeks damages for the benefit of the Company aggregating $41 million and recision of the Affinity bonus.

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

                                             Voting Shares in Favor
                                             ----------------------                  Withheld
                                                  #             %                    Authority
                                                 ---           ---                   ---------
         Judd B. Farr                       12,640,920         99.72%                 34,876
         C. Claymon Grimes, Jr.             12,637,794         99.73%                 34,392
         Elizabeth P. Stall                 12,637,637         99.73%                 34,489
         David C. Wakefield III             12,644,963         99.79%                 27,157
         Mack I. Whittle, Jr.               12,639,816         99.74%                 32,487

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

                                     PART II
                                   (CONTINUED)

ITEM 5            OTHER INFORMATION

PENDING ACQUISITIONS

On June 22, 1998, the Company signed a reorganization agreement to acquire First National Bank of Pickens County ("First National"), a national bank headquartered in Easley, South Carolina. The reorganization agreement provides for the merger of First National with and into Carolina First Bank, a wholly-owned subsidiary of the Company. At June 30, 1998, First National operated through three locations and had total assets, loans, deposits and shareholders' equity of approximately $120.6 million, $64.6 million, $97.6 million and $16.4 million, respectively. Under the terms of the merger, First National shareholders will receive consideration of $750.08 per share for each First National share for an aggregate consideration of approximately $60 million, payable in the form of the Company's common stock. The per share consideration increases to $769.89 in the event that the closing of the transaction occurs after September 30, 1998. The exchange ratio is based on the Company's average common stock price for the twenty days preceding the merger closing date. The proposed merger is anticipated to be accounted for using the pooling of interest method of accounting.

On June 26, 1998, the Company signed a reorganization agreement to acquire Poinsett Financial Corporation ("Poinsett"), a thrift holding company headquartered in Travelers Rest, South Carolina. The reorganization agreement provides for the merger of Poinsett with and into the Company. After the merger, Poinsett will be operated as a separate subsidiary of the Company (except that after the merger, Poinsett's name may be changed to "Carolina First Savings Bank" and certain branch locations of Poinsett may be transferred to Carolina First Bank). At June 30, 1998, Poinsett operated through three locations and had total assets, loans, deposits and shareholders' equity of approximately $88.3 million, $67.5 million, $81.6 million and $5.8 million, respectively. Under the terms of the merger, Poinsett shareholders will receive consideration of $82.00 per share for each Poinsett share for an aggregate consideration of approximately $15.6 million, payable in the form of the Company's common stock. The exchange ratio is based on the Company's average common stock price for the twenty days preceding the merger closing date. The proposed merger is anticipated to be accounted for using the purchase method of accounting.

On July 9, 1998, the Company signed a reorganization agreement to acquire Colonial Bank of South Carolina, Inc. ("Colonial Bank"), a state-chartered banking corporation headquartered in Camden, South Carolina. The reorganization agreement provides for the merger of Colonial Bank with and into Carolina First Bank, a wholly-owned subsidiary of the Company. The Company currently owns 28,000 shares, or 4.8%, of Colonial Bank's outstanding common stock. At June 30, 1998, Colonial Bank operated through four locations and had total assets, loans, deposits and shareholders' equity of approximately $59.8 million, $48.1 million, $43.0 million and $5.3 million, respectively. Under the terms of the merger, Colonial Bank shareholders will receive consideration of $23.00 per share for each Colonial Bank share for an aggregate consideration of approximately $12.8 million (excluding the shares owned by the Company), payable in the form of the Company's common stock. The exchange ratio is based on the Company's average common stock price for the twenty days preceding the merger closing date. The proposed merger is anticipated to be accounted for using the purchase method of accounting.

The pending acquisitions, which are subject to the receipt of regulatory approval and First National, Poinsett and Colonial Bank shareholder approval, are expected to close in the third quarter of 1998.

                                     PART II
                                   (CONTINUED)

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

 2.1 Agreement and Plan of Reorganization entered into as of June 22, 1998 between and among Carolina First Bank, Carolina First Corporation and First National Bank of Pickens County: Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-60433.

 2.2 Agreement and Plan of Reorganization entered into as of June 26, 1998 between Carolina First Corporation and Poinsett Financial Corporation:
         Incorporated by reference to the Company's Registration Statement on Form S-4, Commission File No. 333-60753.

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