Form 10-Q
period 1998-09-30
CAROLINA FIRST CORP
filed 1998-11-13
CIK 797871

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

       TRANSACTION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ to ______


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

Registrant's telephone number, including area code (864) 255-7900
                                                   ----------------

----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --    --
The number of outstanding shares of the issuer's $1.00 par value common stock as of November 10, 1998 was 22,392,063.

CONSOLIDATED BALANCE SHEETS
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)

                                                                                       September 30,                December 31,
                                                            ------------------------------------------------------------------------
Assets                                                                        1998                     1997             1997
                                                            ---------------------------------       --------------------------------
Cash and due from banks...........................................  $            79,512      $        64,674    $           73,326
Interest-bearing bank balances....................................               51,365               20,602                34,703
Federal funds sold and resale agreements..........................              115,050                   --                    --
Securities
   Trading........................................................                2,514                3,484                 2,349
   Available for sale.............................................              356,086              236,869               262,329
   Held for investment (market value $49,026, $33,524 and
   $34,494, respectively).........................................               47,639               33,001                33,855
                                                                      ------------------       --------------     -----------------
     Total securities.............................................              406,239              273,354               298,533
                                                                      ------------------       --------------     -----------------
Loans held for sale...............................................               88,055               28,372               235,151
Loans held for investment.........................................            1,677,880            1,289,994             1,379,039
   Less unearned income...........................................               (8,536)             (12,754)              (11,775)
   Less allowance for loan losses.................................              (17,627)             (13,925)              (16,211)
                                                                      ------------------       --------------     -----------------
     Net loans....................................................            1,739,772            1,291,687             1,586,204
                                                                      ------------------       --------------     -----------------
Premises and equipment............................................               44,683               31,501                39,682
Accrued interest receivable.......................................               18,067               12,408                15,484
Intangible assets.................................................              117,476               23,119                58,228
Other assets......................................................               60,510               45,329                50,186
                                                                      ------------------       --------------     -----------------
                                                                    $         2,632,674      $     1,762,674    $        2,156,346
                                                                      ==================       ==============     =================

Liabilities and Shareholders' Equity
Liabilities
  Deposits
    Noninterest-bearing...........................................  $           252,706      $       187,817    $          206,938
    Interest-bearing..............................................            1,816,434            1,208,985             1,539,604
                                                                      ------------------       --------------     -----------------
      Total deposits..............................................            2,069,140            1,396,802             1,746,542
  Borrowed funds..................................................              163,238              194,237               153,369
  Subordinated notes..............................................               25,586               25,457                25,489
  Accrued interest payable........................................               16,113               10,849                13,518
  Other liabilities...............................................               21,163               10,828                15,769
                                                                      ------------------       --------------     -----------------
     Total liabilities............................................            2,295,240            1,638,173             1,954,687
                                                                      ------------------       --------------     -----------------
Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding none...................................                   --                   --                    --
  Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 21,728,599, 12,150,453 and
    15,659,338 shares, respectively...............................               21,729               12,150                15,659
  Surplus.........................................................              285,668               97,846               164,517
  Retained earnings...............................................               31,323               16,989                20,059
  Guarantee of employee stock ownership plan debt and
      nonvested restricted stock..................................               (3,182)              (3,489)               (3,129)
Accumulated other comprehensive income, net of tax................                1,896                1,005                 4,553
                                                                      ------------------       --------------     -----------------
     Total shareholders' equity...................................              337,434              124,501               201,659
                                                                      ------------------       --------------     -----------------
                                                                    $         2,632,674      $     1,762,674    $        2,156,346
                                                                      ==================       ==============     =================

CONSOLIDATED STATEMENTS OF INCOME
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)

                                                                  Three Months Ended      Nine Months Ended
                                                                      September 30,          September 30,
                                                                      -------------          -------------

                                                                1998          1997           1998          1997
                                                                ----          ----           ----          ----
Interest Income
  Interest and fees on loans ..........................     $  37,790      $ 31,054       $109,969     $  86,325
  Interest and dividends on securities ................         6,000         3,599         16,945        10,224
  Interest on short-term investments ..................         1,439           266          3,945           712
                                                             --------       -------        -------        ------

    Total interest income .............................        45,229        34,919        130,859        97,261
                                                             --------       -------        -------        ------

Interest Expense
  Interest on deposits ................................        20,178        14,770         59,462        40,076
  Interest on borrowed funds ..........................         2,599         3,197          7,369         8,920
                                                             --------       -------        -------        ------

    Total interest expense ............................        22,777        17,967         66,831        48,996
                                                             --------       -------        -------        ------

    Net interest income ...............................        22,452        16,952         64,028        48,265

Provision for Loan Losses .............................         3,103         3,610          8,686         9,603
                                                             --------       -------        -------        ------
    Net interest income after provision for loan losses        19,349        13,342         55,342        38,662
                                                             --------       -------        -------        ------

Noninterest Income
  Service charges on deposit accounts .................         2,102         1,758          6,236         5,120
  Mortgage banking income .............................         1,009           994          3,284         2,346
  Loan securitization income ..........................           887          (146)           920          (310)
  Fees for trust services .............................           529           300          1,250         1,058
  Gain on sale of securities ..........................           128         1,571            451         2,453
  Gain on sale of branches ............................          --            --             --           2,250
  Sundry ..............................................         1,509         1,049          3,719         2,305
                                                             --------       -------        -------        ------
    Total noninterest income ..........................         6,164         5,526         15,860        15,222
                                                             --------       -------        -------        ------

Noninterest Expenses
  Personnel expense ...................................         7,842         6,734         22,645        19,436
  Occupancy ...........................................         1,569         1,337          4,402         3,809
  Furniture and equipment .............................         1,195           982          3,339         2,853
  Amoritzation of intangibles .........................         1,043           504          2,735           917
  Sundry ..............................................         4,866         3,616         12,876        11,263
                                                             --------       -------        -------        ------
    Total noninterest expenses ........................        16,515        13,173         45,997        38,278
                                                             --------       -------        -------        ------
    Income before income taxes ........................         8,998         5,695         25,205        15,606
  Income taxes ........................................         3,359         2,057          9,336         5,590
                                                             --------       -------        -------        ------
    Net income ........................................     $   5,639      $  3,638       $ 15,869      $ 10,016
                                                            =========      ========       ========        ======


Net Income per Common Share:
    Basic .............................................     $    0.31      $   0.31       $   0.91      $   0.87
    Diluted ...........................................          0.31          0.30           0.89          0.86

Average Common Shares Outstanding:
    Basic .............................................    18,052,647    11,855,443     17,446,512    11,510,575
    Diluted ...........................................    18,371,205    12,059,301     17,799,710    11,672,269

Cash Dividends Declared per Common Share ..............     $    0.08      $   0.07       $   0.24     $    0.21


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands, except share data)

                                                                                                        Retained   Accumulated
                                                       Shares of                                      Earnings      Other
                                                       Common       Preferred   Common                   and    Comprehensive
                                                       Stock          Stock     Stock       Surplus     Other*     Income    Total
                                                       -----          -----     -----       -------     ------     ------    -----
Balance, December 31, 1996 ........................... 11,225,568     $ 943    $11,226     $ 83,598   $ 8,714       $483  $104,964

  Net income .........................................       --        --         --           --      10,016       --      10,016

    Other comprehensive income, net of tax:
      Unrealized losses on securities:
         Unrealized holding gains arising during
          period, net of taxes of $1,214 .............       --        --         --           --        --        2,067      --
        Less:  reclassification adjustment for gains
          included in net income, net of taxes of $908       --        --         --           --        --       (1,545)     --
                                                                                                                 -------
      Other comprehensive income .....................       --        --         --           --        --          522       522
                                                                                                                --------   -------
    Comprehensive income .............................       --        --         --           --        --         --      10,538
                                                                                                                           -------
  Common stock issued pursuant to:
    Purchase accounting acquisition ..................    508,435      --          508        9,311      --         --       9,819
    Dividend reinvestment plan .......................     43,602      --           44          647      --         --         691
    Employee stock purchase plan .....................      7,382      --            7          110      --         --         117
    Employee stock ownership plan ....................    176,471      --          176        2,824    (3,000)                   0
    Exercise of stock options and stock warrants .....     80,654      --           81          521      --         --         602
    Conversion and redemption of preferred stock .....    108,341      (943)       108          835      --         --        --
  Cash dividends paid/accrued:
    Common stock .....................................       --        --         --           --      (2,573)      --      (2,573)
   Miscellaneous .....................................       --        --         --           --         343       --         343

                                                       ---------------------------------------------------------------------------
Balance, September 30, 1997 .......................... 12,150,453      --      $12,150     $ 97,846   $13,500     $1,005  $124,501
                                                       ===========================================================================

Balance, December 31, 1997 ........................... 15,659,338      --      $15,659   $  164,517   $16,930     $4,553  $201,659

  Net income .........................................       --        --         --           --      15,869       --      15,869

    Other comprehensive income, net of tax:
      Unrealized losses on securities:
         Unrealized holding losses arising during
          period, net of taxes of $1,394 .............       --        --         --           --        --       (2,373)     --
        Less:  reclassification adjustment for gains
          included in net income, net of taxes of $167       --        --         --           --        --         (284)     --
                                                                                                                 -------
      Other comprehensive income .....................       --        --         --           --        --       (2,657)   (2,657)
                                                                                                                --------   -------
    Comprehensive income .............................       --        --         --           --        --         --      13,212
                                                                                                                           -------
  Common stock issued pursuant to:
    Stock offering ...................................  2,000,000      --        2,000       36,374      --         --      38,374
    Purchase accounting acquisitions .................  3,969,670      --        3,970       82,919      --         --      86,889
    Dividend reinvestment plan .......................     41,787      --           42          938      --         --         980
    Restricted stock plan ............................     28,945      --           29          594                            623
    Employee stock purchase plan .....................      6,509      --            7          146      --         --         153
    Exercise of stock options and stock warrants .....     22,350      --           22          109      --         --         131
  Cash dividends paid/accrued:
    Common stock .....................................       --        --         --           --      (4,606)      --      (4,606)
   Miscellaneous .....................................       --        --         --             71       (52)      --          19

                                                       ---------------------------------------------------------------------------
Balance, September 30, 1998 .......................... 21,728,599      --      $21,729   $  285,668   $28,141     $1,896  $337,434
                                                       ===========================================================================

* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Carolina First Corporation and Subsidiaries
(Unaudited)
($ in thousands)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------

                                                                                      1998           1997
                                                                                -------------------------------

Cash Flows From Operating Activities
  Net income ................................................................      $    15,869       $ 10,016
  Adjustments to reconcile net income to net cash provided by
      (used for) operations
      Depreciation...........................................................            2,813          2,061
      Amortization of intangibles............................................            2,735            917
      Provision for loan losses..............................................            8,686          9,603
      Gain on sale of branches...............................................               --         (2,250)
      Gain on sale of securities.............................................             (451)        (2,453)
      Gain on sale of mortgage servicing rights..............................               --           (222)
      Unrealized loss (gain) on trading securities...........................               13            (13)
      Originations of mortgage loans held for sale...........................         (368,843)       210,193)
      Sale of mortgage loans held for sale...................................          443,417        138,223
      Sale of consumer loans.................................................               --         15,798
      Proceeds from sale of trading securities...............................        1,131,501        659,113
      Proceeds from maturity of trading securities...........................           32,310         10,165
      Purchase of trading securities.........................................       (1,163,700)       670,529)
      (Increase) decrease in accrued interest receivable.....................             (904)            95
      Increase in accrued interest payable...................................            2,356            985
      Increase in other assets...............................................           (6,971)        (2,362)
      (Decrease) increase in other liabilities...............................           (1,594)         1,594
                                                                                    --------------------------
    Net cash provided by (used for) operating activities......................          97,237        (39,452)
                                                                                    --------------------------

Cash Flows From Investing Activities
  Net increase in interest-earning deposits with banks.......................          (16,662)         5,435
  Net increase in federal funds sold and resale agreements...................         (118,100)            --
  Proceeds from sale of securities available for sale........................           34,499         21,203
  Proceeds from maturity of securities available for sale....................          305,267        130,422
  Proceeds from maturity of securities held for investment...................            5,968          1,596
  Purchase of securities available for sale..................................         (398,446)       171,332)
  Purchase of securities held for investment.................................           (9,136)        (5,132)
  Purchase of loans..........................................................               --        (20,182)
  Net increase in loans......................................................         (110,025)       (54,614)
  Capital expenditures.......................................................           (3,169)        (1,511)
  Proceeds from sale of mortgage servicing rights............................               --            277
  Net cash acquired in transactions accounted for under the
     purchase method of accounting...........................................           28,451          4,259
  Net cash outflow from sale of branches.....................................          (38,480)       (35,656)
                                                                                    --------------------------
    Net cash used for investing activities ..................................         (319,833)       125,235)
                                                                                    --------------------------

Cash Flows From Financing Activities
  Net increase in deposits...................................................          188,535        106,838
  Increase in borrowed funds.................................................            4,208         39,967
  Cash dividends paid........................................................           (4,121)        (2,378)
  Issuance of common stock ..................................................           38,374             --
  Other common stock activity................................................            1,786         (1,388)
                                                                                    --------------------------
    Net cash provided by financing activities................................          228,782        143,039
                                                                                    --------------------------
Net change in cash and due from banks........................................            6,186        (21,648)
Cash and due from banks at beginning of period...............................           73,326         86,322
                                                                                    --------------------------
Cash and due from banks at end of period.....................................      $    79,512       $ 64,674
                                                                                    ==========================


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


(2)        STATEMENTS OF CASH FLOWS

           Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to approximately $64,475,000 for the nine months ended September 30, 1998. Income tax payments of $9,352,000 and $5,049,000 were made for the nine months ended September 30, 1998 and September 30, 1997, respectively.


(3)        BUSINESS COMBINATIONS

           On June 1, 1998, the Company completed the acquisition of Resource Processing Group, Inc. ("RPGI"), a credit card origination and servicing company headquartered in Columbia, South Carolina. In connection with such acquisition, RPGI became a wholly-owned subsidiary of the Company. The RPGI transaction was accounted for as a purchase and resulted in the issuance of 398,610 shares of the Company's common stock for the outstanding shares of RPGI common stock. Additional shares of the Company's common stock may become issuable in the event that certain performance related criteria are met. The excess of the purchase price over the fair market value of the net identifiable assets acquired of approximately $3.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. At September 30, 1998, RPGI operated through one location, had approximately $15.4 million is assets and was servicing approximately $131 million in credit card receivables.

           On September 29, 1998, Carolina First Bank acquired First National Bank of Pickens County ("First National"), a national bank headquartered in Easley, South Carolina. The First National transaction was accounted for as a purchase and resulted in the issuance of 2,817,350 shares of the Company's common stock in exchange for all the outstanding common shares of First National. This transaction was valued at approximately $60 million as of the closing date of the acquisition. The excess of the purchase price over the fair market value of the net identifiable assets acquired of approximately $45 million has been recorded as goodwill and core deposit premium. First National operated through four locations and had total assets, loans, deposits and shareholders' equity of approximately $120.6 million, $62.0 million, $95.2 million and $16.4 million, respectively.

           On September 30, 1998, the Company acquired Poinsett Financial Corporation ("Poinsett"), the thrift holding company for Poinsett Bank, a federal savings bank headquartered in Travelers Rest, South Carolina. Poinsett Bank operated through three locations with total assets, loans, deposits and shareholders' equity of approximately $88.9 million, $67.0 million, $82.5 million and $4.9 million, respectively. Poinsett Bank changed its name to Carolina First Bank, F.S.B. and operates as a wholly-owned subsidiary of the Company. In connection with such acquisition, 753,530 shares of the Company's common stock valued at approximately $16 million (as of the closing date of the acquisition) were exchanged for all outstanding shares of Poinsett common stock. This transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the net identifiable assets acquired of approximately $12 million has been recorded as goodwill and core deposit premium.

           The following unaudited pro forma financial information presents the combined results of operations of the Company, RPGI, First National and Poinsett as if the mergers had occurred as of the beginning of 1998 and 1997, after giving effect to certain adjustments, including amortization of intangible assets and payouts under employment contracts. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, RPGI, First National and Poinsett constituted a single entity during such periods. In addition, the pro forma financial information does not reflect any potential cost savings or synergies expected to be achieved following the merger.

                                                                    Nine months ended September 30,
                                                                           1998                 1997
                                                                 ($ in thousands, except share data)

                     Total revenue..............................              $168,875            $140,528
                     Net income.................................                11,704               7,512
                     Earnings per share (diluted)...............                  0.54                0.48

           On June 12, 1998, Carolina First Bank completed the sale of three branches located in Belton, Calhoun Falls and Honea Path, South Carolina to two bank subsidiaries of Community Capital Corporation. All three branches were former locations of First Federal Savings and Loan Association of Anderson, a subsidiary of First Southeast Financial Corporation ("First Southeast"), which was acquired by the Company in November 1997. The deposit premium received of approximately $2.7 million was used to reduce intangible asset balances (recorded in connection with the First Southeast acquisition), and accordingly no gain was recorded. In connection with the sale, Carolina First Bank sold loans of approximately $2.2 million and transferred deposits of approximately $43.6 million.


(4)        SECURITIES

           The net unrealized gain on securities available for sale decreased $2.7 million for the nine months ended September 30, 1998. The majority of the decrease is attributable to the decline in the market value of the Affinity Technology Group, Inc. shares.

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

           On September 28, 1998, the Company announced its intention to repurchase shares of common stock for reissue in connection with the acquisition of First National. The Company anticipates repurchasing up to 1.4 million shares to effect the transaction.


(6)        COMMITMENTS AND CONTINGENT LIABILITIES

           The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management based on consultation with legal counsel, any outcome of such pending litigation would not materially affect the Company's consolidated financial position or results of operations.

           On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, the majority of the Company's and Carolina First Bank's directors and certain executive and other officers. The named plaintiffs are the Company by and through certain minority shareholders. The Company filed a motion to dismiss with respect to all claims in this complaint, which was granted in December 1997. Plaintiffs have filed a motion for reconsideration and have the right to appeal the grant of the motion to dismiss. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; fraud and constructive fraud; and negligent management. The factual basis upon which these claims are made generally involves the payment to Company officers and other individuals of a bonus in stock held by the Company in Affinity Technology Group, Inc. (as reward for their efforts in connection with the Company's procurement of stock in Affinity Technology Group, Inc.), statements to former shareholders of Midlands National Bank in connection with the Company's acquisition of that bank, and alleged mismanagement by certain executive officers involving financial matters. The complaint seeks damages for the benefit of the Company aggregating $41 million and recision of the Affinity Technology Group, Inc. bonus.

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

(7)        SUBSEQUENT EVENT

           On October 19, 1998, the Company acquired all the outstanding common shares of Colonial Bank of South Carolina, Inc. ("Colonial Bank"), a state-chartered banking corporation headquartered in Camden, South Carolina, in exchange for 651,455 shares of the Company's common stock. This transaction was accounted for using the purchase method of accounting and was valued at approximately $14 million (as of the closing date of the acquisition). Colonial Bank operated through three locations and had total assets, loans, deposits and shareholders' equity of approximately $61.4 million, $50.7 million, $43.0 million and $5.3 million, respectively.


(8)        MANAGEMENT'S OPINION

           The financial statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND WITH THE STATISTICAL INFORMATION AND FINANCIAL DATA APPEARING IN THEIS REPORT AS WELL AS THE ANNUAL REPORT OF CAROLINA FIRST CORPORATION (THE "COMPANY") ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 997. RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 ARE NOT NECESSARILY INDICATIVE OF RESULTS TO BE ATTAINED FOR ANY OTHER PERIOD.


FORWARD-LOOKING STATEMENTS

           From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; recently-enacted or proposed legislation; and year 2000 readiness. Statements contained in this filing regarding expected levels of past due credit cards may be forward-looking statements and are subject to uncertainties and risks, including, but not limited to, the demand for the Company's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors.


OVERVIEW

           The Company, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institutions holding company, which commenced banking operations in December 1986, and currently conducts business through 73 locations in South Carolina. The Company operates through five principal subsidiaries: Carolina First Bank, a state-chartered commercial bank; Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking company; Carolina First Bank, F.S.B., a federal savings bank; Blue Ridge Finance Company, Inc. ("Blue Ridge"), a consumer finance company; and Resource Processing Group, Inc. ("RPGI"), a credit card servicing company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. At September 30, 1998, the Company had approximately $2.6 billion in assets, $1.8 billion in loans, $2.1 billion in deposits and $337.4 million in shareholders' equity.

           Net income for the third quarter of 1998 increased to $5.6 million, or $0.31 per diluted share, compared with $3.6 million, or $0.30 per diluted share, for the same time period of 1997. Net income increased 55% from year to year while earnings per diluted share increased 3%. The smaller increase in earnings per diluted share was a result of a 52% increase in average common shares outstanding, principally from the completion of two bank mergers in the second half of 1997 and a secondary stock offering in 1998. The increase in net income in the third quarter of 1998 was a result of an increase in net interest income and noninterest income partially offset by an increase in noninterest expenses. The increase in net interest income was attributable to a 33% increase in average earning assets. Net income for the first nine months of 1998 increased $5.9 million to $15.9 million, or $0.89 per diluted share, compared with $10.0 million, or $0.86 per diluted share, for the same period of 1997. Net income for the first nine months of 1997 included a $1.5 million, or $0.13 per diluted share, after-tax gain on the sale of branches.

           On February 13, 1998, the Company completed the sale of 2.0 million shares of its $1.00 par common stock ("Common Stock") to certain overseas investors (the "Regulation S Offering"). The shares were offered and sold only to non-U.S. persons under an exemption from registration provided by Regulation S under the Securities Act of 1933. In connection with this offering, the Company received net proceeds of approximately $39 million which is being used to support internal growth, acquisitions and general corporate purposes. Subsequent to the consummation of the Regulation S Offering, the Company filed a registration statement with the Securities and Exchange Commission registering the further sale of such shares by the institutional investors which purchased the shares in the Regulation S Offering. This registration statement became effective on March 11, 1998.

           On June 1, 1998, the Company completed the acquisition of Resource Processing Group, Inc. ("RPGI"), a credit card origination and servicing company headquartered in Columbia, South Carolina. In connection with this acquisition, RPGI became a wholly-owned subsidiary of the Company. The RPGI transaction was accounted for as a purchase and resulted in the issuance of 398,610 shares of the Company's Common Stock for the outstanding shares of RPGI common stock. Additional shares of the Company's Common Stock may become issuable in the event that certain performance related criteria are met. The excess of the purchase price over the fair market value of the net identifiable assets acquired of approximately $3.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. At September 30, 1998, RPGI operated through one location, had approximately $15.4 million is assets and was servicing approximately $131 million in credit card receivables.

           On June 12, 1998, Carolina First Bank completed the sale of three branches located in Belton, Calhoun Falls and Honea Path, South Carolina to two bank subsidiaries of Community Capital Corporation. All three branches were former locations of First Federal Savings and Loan Association of Anderson, a subsidiary of First Southeast Financial Corporation ("First Southeast"), which was acquired by the Company in November 1997. The deposit premium received of approximately $2.7 million was used to reduce intangible asset balances (recorded in connection with the First Southeast acquisition), and accordingly no gain was recorded. In connection with the sale, Carolina First Bank sold loans of approximately $2.2 million and transferred deposits of approximately $43.6 million.

           On September 28, 1998, the Company announced its intention to repurchase shares of common stock for reissue in connection with the acquisition of First National Bank of Pickens County ("First National"). The Company anticipates repurchasing up to 1.4 million shares to effect the transaction.

           On September 29, 1998, Carolina First Bank acquired First National, a national bank headquartered in Easley, South Carolina. The First National transaction was accounted for as a purchase and resulted in the issuance of 2,817,350 shares of the Company's common stock in exchange for all the outstanding common shares of First National. This transaction was valued at approximately $60 million as of the closing date of the acquisition. The excess of the purchase price over the fair market value of the net identifiable assets acquired of approximately $45 million has been recorded as goodwill and core deposit premium. First National operated through four locations and had total assets, loans, deposits and shareholders' equity of approximately $120.6 million, $62.0 million, $95.2 million and $16.4 million, respectively. The former First National branches currently operate as branches of Carolina First Bank.

           On September 30, 1998, the Company acquired Poinsett Financial Corporation ("Poinsett"), the thrift holding company for Poinsett Bank, a federal savings bank headquartered in Travelers Rest, South Carolina. Poinsett Bank operated through three locations with total assets, loans, deposits and shareholders' equity of approximately $88.9 million, $67.0 million, $82.5 million and $4.9 million, respectively. Poinsett Bank changed its name to Carolina First Bank, F.S.B. and operates as a wholly-owned subsidiary of the Company. In connection with such acquisition, 753,530 shares of the Company's common stock valued at approximately $16 million (as of the closing date of the acquisition) were exchanged for all outstanding shares of Poinsett common stock. This transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the net identifiable assets acquired of approximately $12 million has been recorded as goodwill and and core deposit premium.

           Carolina First Bank, F.S.B. has filed an application with the Office of Thrift Supervision to open a branch location in Jacksonville, Florida. The Company's strategy is to serve customers in markets where banking relationships are in a state of flux due to bank mergers. The planned expansion to Jacksonville, Florida represents an extension of the Company's existing strategy, which has proven to be successful in South Carolina, to other southeastern markets with similar market conditions.

           On October 19, 1998, the Company acquired all the outstanding common shares of Colonial Bank of South Carolina, Inc. ("Colonial Bank"), a state-chartered banking corporation headquartered in Camden, South Carolina, in exchange for 651,455 shares of the Company's common stock. This transaction was accounted for using the purchase method of accounting and was valued at approximately $14 million (as of the closing date of the acquisition). Colonial Bank operated through three locations and had total assets, loans, deposits and shareholders' equity of approximately $61.4 million, $50.7 million, $43.0 million and $5.3 million, respectively.


EQUITY INVESTMENTS

Investment in Net.B@nk, Inc.

           At September 30, 1998, the Company owned 1,175,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 18% of the outstanding shares. These shares are carried on the Company's books (as securities available for sale) at a basis of approximately $979,000. Net.B@nk owns and operates Net.B@nk, FSB (which recently changed its name from Atlanta Internet Bank, FSB), a FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet for their commercial and financial services. Under the terms of the Office of Thrift Supervision's approval, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000.

Investment in Affinity Technology Group, Inc.

           At September 30, 1998, the Company (through its subsidiary Blue Ridge) owned 2,528,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant"). These Affinity shares and the shares represented by the Affinity Warrant constitute approximately 17% of Affinity's outstanding common stock. The investment in Affinity's common stock, which is included in securities available for sale and has a basis of approximately of $301, was recorded at its market value of approximately $1.3 million. During the first nine months in 1998, the market value of Affinity's common stock declined substantially decreasing the net unrealized gain on securities available for sale by approximately $4.7 million. The Affinity Warrant was not reported on the Company's balance sheet as of September 30, 1998.

           The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities laws.


Investments in Community Banks

           As of September 30, 1998, the Company had equity investments in the following community banks located in the Southeast: Capital Bank in Raleigh, North Carolina; Carolina Savings Bank, Incorporated, S.S.B. in Greensboro, North Carolina; Community Capital Corporation in Greenwood, South Carolina; FirstSpartan Financial Corporation in Spartanburg, South Carolina; Florida Banks, Incorporated in Jacksonville, FLorida; Heritage Bancorp, Incorporated in Laurens, South Carolina; and People's Community Capital Corporation in Aiken, South Carolina. In each case, the Company owns less than 5% of the community bank's outstanding common stock. The Company has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast.


CF Investment Company

           In September 1997, the Company's subsidiary, CF Investment Company, became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company is a wholly-owned subsidiary of Blue Ridge. CF Investment Company's principal focus is on companies where the Company and its subsidiaries can both use and invest in a bank-related technology or service. In 1997, the Company capitalized CF Investment Company with a contribution of $3.0 million. CF Investment Company has invested approximately $2 million in companies specializing in electronic document management, Internet development and credit decision systems.


EARNINGS REVIEW

Net Interest Income

           The largest component of the Company's net income is Carolina First Bank's net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax equivalent net interest income increased $15.6 million, or 32%, to $64.5 million for the first nine months of 1998 from $48.9 million for the first nine months of 1997. The increase resulted principally from a higher level of average earning assets partially offset by a lower net interest margin. The growth in average earning assets, which increased $552.8 million, or 37%, to approximately $2.0 billion in the first nine months of 1998 from $1.5 billion in the first nine months of 1997, resulted from an increase in both loans and investment securities primarily from two acquisitions completed during the second half of 1997. Average loans and average investment securities increased $336.1 million and $137.3 million, respectively, in the first nine months of 1998 compared with the first nine months of 1997.

           The net interest margin for the nine months ended September 30, 1998 of 4.24% was lower than the margin of 4.40% for the same period of 1997. The lower net interest margin for the first nine months of 1998 resulted from lower earning asset yields and higher deposit costs. The yield on loans was lower in the first nine months of 1998 as a result of a change in the mix of loans and a higher level of investments. Approximately $246 million, or 89%, of the loans acquired in the First Southeast acquisition (which closed in November 1997) were mortgage loans which typically have a lower yield than commercial or consumer loans. During the first nine months of 1998, the Company made significant progress in restructuring the balance sheet through mortgage loan sales. Approximately $153 million of the First Southeast mortgage loans were sold in the first quarter of 1998. The Company is redeploying the proceeds from these mortgage loan sales into higher yielding commercial and consumer loans. During the second and third quarter of 1998, the Company's average investments increased due to temporarily investing proceeds from First Southeast mortgage loans sales. Going forward, the Company plans to continue to redeploy balances currently invested in securities and in other temporary, short-term investments into loans. Average investments, including temporary investments, as a percentage of average earning assets were 23.0% and 16.9% for the nine months ended September 30, 1998 and September 30, 1997, respectively. The earning asset yield was enhanced somewhat by higher credit card loan yields from repricing the credit card portfolio as well as higher loan fee income.

           The higher deposit costs in 1998 resulted from the large number of certificates of deposit acquired from First Southeast. Approximately 73% of First Southeast's total deposits were certificates of deposit or individual retirement accounts. Certificates of deposit typically have higher rates than transaction accounts. The Company is currently focusing on shifting the deposit mix to more closely resemble a commercial bank by increasing deposit transaction accounts. The Company's cost of deposits has been decreasing with the declining interest rate environments and the Company's rate reductions.

           The net interest margin of 4.29% for the third quarter of 1998 showed improvement over the net interest margins of 4.17% and 4.26% for the first and second quarters of 1998, respectively. The increase during 1998 resulted from redeploying the proceeds from First Southeast mortgage loan sales into higher yielding assets and repricing the credit card portfolio. The net interest margin also increased as a result of improving the mix of deposits by adding more transaction accounts.


Provision for Loan Losses

           The provision for loan losses was $8.7 million for the first nine months of 1998 and $9.6 million for the first nine months of 1997. The higher 1997 provision for loan losses reflected higher levels of net credit card charge-offs. During the first nine months of 1998, credit card charge-offs totaled $2.8 million compared with $4.3 million in the first nine months of 1997.

           Management currently anticipates that loan growth will continue in 1998 and into 1999. New market areas are expected to contribute to 1998 and 1999 portfolio growth. Management intends to closely monitor economic trends and the potential effect on the banking subsidiaries' loan portfolios. In addition, management is discussing year 2000 readiness with loan customers to assess the related loan collection risk.


Noninterest Income

           Noninterest income increased 4% to $15.9 million for the nine months ended September 30, 1998 from $15.2 million for the nine months ended September 30, 1997. During the second quarter of 1997, the Company recorded a gain on the sale of five branches of $2,250,000. The Company recognized gains on the sale of securities of $451,000 and $2.5 million in the first nine months of 1998 and 1997, respectively. The securities gain in 1997 included $745,000 from the sale of ComSouth Bankshares, Inc. stock and approximately $1.5 million from the sale of NetB@nk stock. See "EQUITY INVESTMENTS -- Investment in NetB@nk, Inc." Excluding the asset sale and securities transactions discussed above, noninterest income increased $4.9 million to $15.4 million for the nine months ended September 30, 1998 from $10.5 million for the same period of 1997. This increase was primarily attributable to higher service charges on deposit accounts, loan securitization income and sundry income.

           Service charges on deposit accounts, the largest contributor to noninterest income, rose 22% to $6.2 million in the first nine months of 1998 from $5.1 million in the first nine months of 1997. Average deposits for the same period increased 39.3%. The increase in service charges was attributable to attracting new transaction accounts and improved collection results. In addition, effective June 1, 1998, Carolina First Bank implemented a new service charge on accounts with overdraft protection.

           Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first nine months of 1998 increased 40% to $3.3 million, compared with $2.3 million in the first nine months of 1997. The increase is attributable to higher origination fees and gains on the sale of loans partially offset by lower servicing income.

           Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $3.1 million in the first nine months of 1998, up significantly from $1.8 million for the first nine months of 1997. The increase in the first nine months of 1998 resulted from increased origination volumes primarily from exceptionally high refinancing volumes related to lower mortgage interest rates and higher gains on mortgage loans sold. Mortgage originations totaled approximately $369 million in the first nine months of 1998 compared with approximately $210 million in the same period in 1997. Mortgage loans totaling approximately $251 million and $80 million were sold in the first nine months of 1998 and 1997, respectively. In 1998, mortgage loans sold included approximately $153 million in First Southeast mortgage loans sold in connection with the Company's plan to redeploy these loans into higher yielding assets.

           CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At September 30, 1998, CF Mortgage was servicing or subservicing 22,589 loans having an aggregate principal balance of approximately $2.0 billion.

           Servicing income from non-affiliated companies, net of the related amortization for the mortgage servicing rights and subservicing payments, was $150,000 in the first nine months of 1998, compared with $505,000 for the first nine months of 1997. Although the volume of loans serviced increased to $2.0 billion at September 30, 1998 from $1.5 billion at September 30, 1997, the related amortization for the mortgage servicing rights increased due to accelerated prepayments leading to a decline in servicing income. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

           Fees for trust services in the first nine months of 1998 of $1.3 million were 18% above the $1.1 million earned in the same period of 1997. At September 30, 1998, Carolina First Bank's trust department had assets under management of approximately $303 million. The trust department is continuing to concentrate on improving the profitability of its accounts and has elected to terminate some relationships and certain trust products. In addition, the trust department has experienced increased sales in personal trust products.

           During the first nine months of 1998, the Company had income of $920,000 from its interests in the credit card and commercial real estate loan trusts, compared to a loss of $310,000 for the same period in 1997. Loan securitization income is net of charge-offs associated with the loans in the trusts. Loan securitization income related to credit cards increased to $946,000 for the first nine months of 1998, compared with a loss of $696,000 for the first nine months of 1997. The loan securitization income in 1997 was negatively impacted by greater than expected charge-offs in the credit card securitization. During the first nine months of 1998, credit card charge-offs showed improvement over the previous year. Effective June 1, 1998 with the acquisition of RPGI, fees that RPGI receives for servicing credit cards, which totaled $537,000, were included in loan securitization income. The commercial real estate loan trust showed a loss of $26,000 during the first nine months of 1998 compared with income of $386,000 during the first nine months of 1997. Total balances in the commercial real estate loan trust decline as loans are paid off, resulting in lower income. At September 30, 1998, the off-balance sheet balance in the commercial real estate loan trust was approximately $16 million. In addition, expenses related to the formation of this trust are being amortized over the life of the loans. As a result, the Company expects the loss associated with the commercial real estate loan trust to increase as the amortization of formation expenses exceeds trust income, which is declining due to lower loan balances in the trust.

           Sundry noninterest income was $3.7 million in the first nine months of 1998 compared with $2.3 million in the first nine months of 1997. This increase was due to higher insurance commissions, increased merchant processing fees and servicing fee income received from Net.B@nk related to loans purchased from Carolina First Bank during 1997 which continue to be serviced by Carolina First Bank.

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

Noninterest Expenses

           Noninterest expenses increased $7.7 million, or 20%, to $46.0 million in the first nine months of 1998 from $38.3 million in the first nine months of 1997. This increase resulted principally from significant increases in intangible amortization and moderate increases in other categories of noninterest expenses. Excluding intangible amortization, noninterest expenses on a cash basis increased $5.9 million, or 16%, to $43.3 million for the first nine months of 1998 from $37.4 million for the first nine months of 1997. The increase in expenditures reflects operational costs associated with acquired branches, new markets and additional automated teller machines ("ATMs").

           Salaries and wages and employee benefits increased $3.2 million to $22.6 million in the first nine months of 1998 compared with $19.4 million in the first nine months of 1997. Full-time equivalent employees increased to 766 at September 30, 1998 from 621 at September 30, 1997. The staffing cost increases were primarily due to the costs of expanding in existing and new markets (including Lowcountry and First Southeast acquisitions) and back office support functions to support growth.

           Occupancy and furniture and equipment expenses increased $1.1 million, or 16%, to $7.7 million for the nine months ended September 30, 1998 from $6.6 million for the nine months ended September 30, 1997. This increase resulted principally from additional costs associated with the Lowcountry and First Southeast branches and the operating costs associated with additional ATMs.

           Amortization of intangibles increased to $2.7 million for the first nine months of 1998 from $917,000 for the first nine months of 1997. The increase is due to the acquisitions of Lowcountry Savings Bank, Inc. ("Lowcountry") and First Southeast in the third and fourth quarters of 1997, respectively. The Company expects intangible amortization to increase by approximately $800,000 beginning with the fourth quarter of 1998 in connection with the purchase acquisitions of First National, Poinsett Bank and Colonial Bank.

           Sundry noninterest expenses increased $1.6 million, or 14%, to $12.9 million in the first nine months of 1998 from $11.3 million in the first nine months of 1997. The overall increase in sundry noninterest expenses was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest items of sundry noninterest expense were telephone, servicing fees, stationery, supplies, printing, and postage.


Comparison for the Quarters Ended September 30, 1998 and September 30, 1997

           Net income increased in the third quarter of 1998 to $5.6 million from $3.6 million in the third quarter of 1997. Diluted earnings per share increased to $0.31 in the second quarter of 1998, compared with $0.30 in the second quarter of 1997. The increase in net income in the third quarter of 1998 is a result of an increase in net interest income and noninterest income partially offset by an increase in noninterest expenses.

           Net interest income increased $5.5 million to $22.5 million for the three months ended September 30, 1998 from $17.0 million for the comparable period in 1997. This increase was attributable to a higher level of average earning assets. Earning assets averaged $2.1 billion and $1.6 billion in the third quarters of 1998 and 1997, respectively. The net interest margin was slightly lower in 1998 at 4.29% for the third quarter, compared with 4.32% for the third quarter of 1997. The lower net interest margin in the third quarter of 1998 resulted from lower earning asset yields associated with the change in the mix of earning assets (see "EARNINGS REVIEW - Net Interest Income").

           Noninterest income, excluding gains on the sale of securities, increased $2.0 million to $6.0 million for the third quarter of 1998 compared with $4.0 million for the third quarter of 1997. Gains on the sale of securities were $128,000 and $1.6 million in the third quarters of 1998 and 1997, respectively. Service charges on deposit accounts increased to $2.1 million in the third quarter of 1998 compared with $1.8 million in the third quarter of 1997. This increase was due to attracting new transaction accounts, improved collection results and the implementation of a new service charge on accounts with overdraft protection. Mortgage banking income increased 2% to $1.0 million in the third quarter of 1998. Fees for trust services increased $229,000 to $529,000 in the third quarter of 1998 from $300,000 in the third quarter of 1997. Loan securitization income was $887,000 compared to a loss of $146,000 for the third quarter of 1997. This increase was attributable to an improvement in net charge-offs for credit card loans in the credit card securitization trust and to the addition of credit card servicing fees received by RPGI.

           Noninterest expenses increased $3.3 million, or 25%, to $16.5 million for the three months ended September 30, 1998 from $13.2 million for the three months ended September 30, 1997. Personnel expense increased from $6.7 million for the third quarter of 1997 to $7.8 million for the third quarter of 1998 due to the hiring of additional employees as a result of expansion in existing and new markets. Occupancy and furniture and equipment expense increased slightly to $2.8 million during third quarter 1998 from $2.3 million during third quarter 1997. Amortization of intangibles increased from $504,000 in the third quarter of 1997 to $1.0 million in the third quarter of 1998 as a result of the Lowcountry and First Southeast acquisitions, which were completed in the second half of 1997. Sundry noninterest expenses increased 35% from third quarter 1997 to third quarter 1998, largely because of increases in servicing fees, legal fees and credit card processing expenses.


Year 2000

           The Company recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. Some computer programs, particularly older ones, use two digits rather than four digits for dates. Such programs might recognize "00" as the year 1900 rather than the year 2000 causing interest calculations to be incorrect or possibly even causing the program or computer system on which it runs to cease functioning altogether. This problem can arise in any system containing a computer chip, such as a telephone system, not just an actual computer system. This problem is commonly called the "Year 2000 Problem." Computer systems used by the Company in its day-to-day operations could be affected by this problem.

           Management has established a committee (the "Y2K Project Team") which has identified affected systems and is currently working to ensure that this event will not disrupt operations. A full-time staff member has been assigned to the Y2K Project Team to assist in record keeping and disseminating information. The Y2K Project Team reports regularly to the Audit Committee of the Company's Board of Directors who report to the Board of Directors on a quarterly basis on year 2000 compliance. At its June 1998 meeting, the Company's Board of Directors approved a year 2000 project plan and members of the Y2K Project Team. The Company is also working closely with outside vendors to ensure that all software corrections and warranty commitments are obtained and to arrange mock conversion testing.

           The testing phase on software applications began during the second quarter of 1998, and the testing phase on the core operating system began in the fourth quarter of 1998. The testing phase on the core operating system and software applications is expected to be completed by the end of the first quarter of 1999. All third-party providers of non-information technology systems which include elevators, alarm systems and utilities have been contacted. While responses have been received from many of the larger vendors, the Company is still waiting for responses from some of the smaller companies.

           The estimated cost to the Company for these corrective actions is $250,000 in both 1998 and 1999 as well as an additional $250,000 for software upgrades in 1999. All costs associated with correcting the year 2000 problem are included in the Company's budget. Incomplete or untimely compliance, however, would have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified at this time because of the inherent variables and uncertainties involved.

           If testing during the first quarter of 1999 indicates that the Company's core banking systems are not year 2000 compliant and there is no reasonable assurance that they can be year 2000 compliant by the end of 1999, the Company will convert its core banking system to a new version that is year 2000 compliant at a cost of several million dollars. In the event the Company learns on January 1, 2000, that its systems are not year 2000 compliant, the Company has an agreement with an outside provider to use its off-site facilities for core banking systems.

           Year 2000 surveys have been sent to all commercial loan customers with relationships greater than $1 million to assist in assessing their year 2000 compliance. In addition, an analysis is being performed on the entire loan portfolio based on Standard Industry Codes to determine if the Company has any concentrations of loans in industries which are considered to be of greater risk based on their year 2000 exposure. In the fourth quarter of 1998, the Company is hosting customer seminars to educate customers in the Company's three major markets.


BALANCE SHEET REVIEW

Loans

           The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial majority of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At September 30, 1998, the Company had total loans outstanding of $1.8 billion which equaled approximately 85% of the Company's total deposits and approximately 67% of the Company's total assets. The composition of the Company's loan portfolio at September 30, 1998 follows: commercial and commercial mortgage 63%, residential mortgage 17%, consumer 11%, credit card 4%, construction 3% and lease receivables 2%.

           The Company's loans increased $451.8 million, or 35%, to approximately $1.8 billion at September 30, 1998 from $1.3 billion at September 30, 1997 and increased $155.0 million from approximately $1.6 billion at December 31, 1997. This increase was net of 1998 loan sales of approximately $253 million and loan purchases of approximately $129 million. Adjusting for the 1998 loan sales and purchases, internal loan growth was approximately $279.6 million, or an annualized rate of 23.3%, during the first nine months of 1998.

           The Company had loans to 72 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $226.8 million, or 13%, of the Company's loan portfolio in 1998. The Company had loans to 24 borrowers having principal amounts in excess of $5 million, which loans accounted for $161.6 million, or 9%, of the Company's loan portfolio in 1998. For the same time period in 1997, the Company had loans to 60 borrowers with principal amounts ranging from $2 million to $5 million, which accounted for $177.4 million, or 13%, of the Company's loan portfolio. The Company had loans to 13 borrowers having principal amounts in excess of $5 million, which loans accounted for $86.1 million, or 7%, of the Company's loan portfolio in 1997. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

           For the first nine months of 1998, the Company's loans averaged $1.6 billion with a yield of 9.37%, compared with $1.2 billion and a yield of 9.36% for the same period of 1997. The increase in loan yield was attributable to an increase in the credit card yield and in loan fee income. The credit card yield increased as a result of a first quarter 1997 credit card solicitation teaser rate that expired in August 1997 and as a result of repricing credit card rates upward in 1998. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.


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

           The allowance for loan losses totaled $17.6 million, or 1.00% of loans net of unearned income at the end of September 1998, compared with $13.9 million, or 1.07% of loans net of unearned income at the end of September 1997. At December 31, 1997, the allowance for loan losses was $16.2 million, or 1.01% of loans net of unearned income. The allowance for loan losses as a percentage of nonperforming loans was 903% and 499% as of September 30, 1998 and 1997, respectively.

           The following table presents changes in the allowance for loan losses.


ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

                                                                                               At and for
                                                     At and for the nine months                the year ended
                                                         ended September 30,                   December 31,
                                                     --------------------------                --------------------

                                                        1998              1997                       1997
-------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                     $    16,211       $    11,290         $          11,290
Allowance of acquired loans                              1,679             1,243                     4,208
Provision for loan losses                                8,686             9,603                    11,646
Charge-offs:
           Credit cards                                  3,278             4,267                     5,325
           Bank loans, leases & Blue Ridge               6,731             4,939                     6,794
Recoveries                                               1,060               995                     1,186
-------------------------------------------------------------------------------------------------------------------

           Net charge-offs                               8,949             8,211                    10,933
-------------------------------------------------------------------------------------------------------------------

Allowance at end of period                         $    17,627       $    13,925         $          16,211
===================================================================================================================



           At September 30, 1998, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan", was $669,000. The related allowance for these impaired loans was $652,000. The average recorded investment and foregone interest on impaired loans during the nine months ended September 30, 1998 was approximately $751,000 and $73,000, respectively. For the nine months ended September 30, 1998, the Company recognized interest income on impaired loans of $125,000.


Securities

           At September 30, 1998, the Company's total investment portfolio had a book value of $412.8 million and a market value of $407.0 million for an unrealized net loss of approximately $5.8 million. The investment portfolio had a weighted average maturity of approximately 5.3 years. Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $371.5 million in the first nine months of 1998, 59% above the first nine month 1997 average of $234.2 million. The increase in the securities balance was primarily attributable to proceeds from the sale of First Southeast mortgage loans. The average portfolio yield increased to 6.32% for the first nine months of 1998 from 6.16% for the first nine months of 1997. The portfolio yield increased as a result of changing the mix of securities. As securities matured, they were reinvested in higher yielding agencies and mortgage-backed securities. At September 30, 1998, securities totaled $406.2 million, up $132.8 million from the $273.4 million invested as of the third quarter end 1997 and up $107.7 million from the December 31, 1997 balance of $298.5 million.

           At September 30, 1998, the Company owned 2,528,366 shares of common stock of Affinity and the Affinity Warrant entitling the Company to purchase an additional 3,471,340 shares of common stock at a purchase price of $0.0001 per share, all of which, in the aggregate, constituted approximately 17% of Affinity's outstanding common stock. The investment in Affinity's common stock, included in securities available for sale, was recorded at its market value of approximately $1.3 million. The Affinity Warrant was not included in securities at September 30, 1998.

           At September 30, 1998, the Company owned 1,175,000 shares of common stock of Net.B@nk, or approximately 18% of the outstanding shares. The investment in Net. B@nk's common stock, included in securities available for sale, was recorded at its basis of approximately $979,000. The Net.B@nk investment is not marked to market value since regulators have precluded certain affiliates of Net.B@nk, including the Company, from selling their shares until July 31, 2000.

           At September 30, 1998, federal funds sold and resale agreements increased to $115.1 million. This increase is related to the proceeds received from the sale of mortgage loans acquired from First Southeast.


Intangible Assets and Other Assets

           The intangible assets balance at September 30, 1998 of $117.5 million was attributable to goodwill of $105.6 million, core deposit balance premiums of $8.2 million and credit card intangibles of $3.7 million. The intangible assets balance at September 30, 1997 of $23.1 million was attributable to goodwill of $14.3 million, core deposit balance premiums of $8.6 million and credit card intangibles of $156,000. The Company recorded approximately $7.8 million in intangible assets related to its July 1997 acquisition of Lowcountry and $31.7 million in intangible assets (net of adjustments related to mortgage loans and branch sales) related to its November 1997 acquisition of First Southeast. In September 1998, the Company recorded approximately $45.4 million and $11.7 million in intangible assets related to the acquisitions of First National and Poinsett Bank, respectively. In connection with the pending acquisition of Colonial Bank, the Company expects to record approximately $10.6 million in intangible assets.

           At September 30, 1998, other assets included other real estate owned of $2.6 million and mortgage servicing rights of $25.7 million. At September 30, 1997, other assets included other real estate owned of $2.1 million and mortgage servicing rights of $19.3 million.




Interest-Bearing Liabilities

           During the first nine months of 1998, interest-bearing liabilities averaged $1.8 billion, compared with $1.3 billion for the comparable period of 1997. This increase resulted principally from internal deposit growth related to account promotions and sales efforts and acquisitions. The average interest rates were 5.05% and 5.01% for the first nine months of 1998 and 1997, respectively. At September 30, 1998, interest-bearing deposits comprised approximately 88% of total deposits and 91% of interest-bearing liabilities. For the first nine months of 1998, average borrowed funds, which included Federal Home Loan Bank ("FHLB") advances and other short-term borrowings, totaled $130.9 million, compared with $167.8 million for the first nine months of 1997. This decrease was attributable to average advances from the FHLB which declined to $12.8 million for the first nine months of 1998 from $59.0 million for the comparable period a year earlier. FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.

Carolina First Bank's primary source of funds for loans and investments is its deposits which are gathered through Carolina First Bank's branch network. Deposits grew 48% to $2.1 billion at September 30, 1998 from $1.4 billion at September 30, 1997. At December 31, 1997, deposits totaled $1.7 billion. Approximately $44 million in deposits were sold as part of the sale of branch offices during the second quarter of 1998. The Company acquired approximately $285 million in deposits from the First Southeast acquisition during the fourth quarter of 1997. During the third quarter of 1998, the Company acquired approximately $95.2 million in deposits from the First National acquisition and approximately $82.5 million in deposits from the Poinsett Bank acquisition. Internal growth, particularly from account promotions, generated the remainder of the new deposits. During the first nine months of 1998, total interest-bearing deposits averaged $1.6 billion with a rate of 4.94%, compared with $1.1 billion with a rate of 4.81% in 1997. The increased rate paid on deposits during the first nine months of 1998 reflects the large number of CDs and IRAs acquired from First Southeast. The Company focused on increasing deposit transaction accounts during the first half of 1998 and will continue this effort going forward. During the first nine months of 1998, deposit pricing continued to be very competitive in Carolina First Bank's market areas. The Company expects this competitive deposit environment to continue. The Company does not believe that it has any brokered deposits.

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

           Average noninterest-bearing deposits, which increased 9% during the year, decreased to 12.0% of average total deposits in the first nine months of 1998 from 15.2% in the first nine months of 1997. During the first half of 1997, noninterest-bearing deposits included deposits of Net.B@nk, FSB (formerly known as Atlanta Internet Bank) which were transferred to Net.B@nk on July 31, 1997 resulting in a $43 million reduction in Carolina First Bank's total deposits. The decrease in noninterest-bearing deposits as a percentage of total deposits also reflects the change in the mix of deposits related to the Lowcountry and First Southeast acquisitions.

           The Company's core deposit base consists of consumer time deposits, savings, NOW accounts, money market accounts and checking accounts. Although such core deposits are becoming increasingly interest sensitive for both the Company and the industry as a whole, such core deposits continue to provide the Company with a large and stable source of funds. Core deposits as a percentage of average total deposits averaged approximately 87% for the first nine months of 1998. The Company closely monitors its reliance on certificates of deposit greater than $100,000, which are generally considered less stable and less reliable than core deposits.


Capital Resources and Dividends

           Total shareholders' equity amounted to $337.4 million, or 12.82% of total assets, at September 30, 1998, compared with $124.5 million, or 7.06% of total assets, at September 30, 1997. At December 31, 1997, shareholders' equity totaled $201.7 million, or 9.35% of total assets. The $135.8 million increase in total shareholders' equity since December 31, 1997 resulted principally from the Regulation S Offering of the Company's Common Stock, shares issued related to the RPGI, First National and Poinsett mergers and retention of earnings less cash dividends paid.

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

           Book value per share at September 30, 1998 and 1997 was $15.53 and $10.25, respectively. Tangible book value per share at September 30, 1998 and 1997 was $10.12 and $8.34, respectively. At December 31, 1997, book value and tangible book value were $12.88 and $9.17, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the acquisitions of CF Mortgage and four banks (all of which were accounted for as purchases).

           At September 30, 1998, the Company, Carolina First Bank and Carolina First Bank, F.S.B. were in compliance with each of the applicable regulatory capital requirements. The table below sets forth various capital ratios for the Company, Carolina First Bank and Carolina First Bank, F.S.B.

CAPITAL RATIOS

------------------------------------------------------------------------------------------------------------------------------------

                                             As of              Well Capitalized               Adequately Capitalized
                                            9/30/98                Requirement                      Requirement

Company:
   Total Risk-based Capital                  13.67%                    10.0%                             8.0%
   Tier 1 Risk-based Capital                 11.43                      6.0                              4.0
   Leverage Ratio                             8.76                      5.0                              4.0

Carolina First Bank:
   Total Risk-based Capital                  10.84                     10.0                              8.0
   Tier 1 Risk-based Capital                 10.04                      6.0                              4.0
   Leverage Ratio                             7.70                      5.0                              4.0

Carolina First Bank, F.S.B.
   Total Risk-based Capital                   9.10                     10.0                              8.0
   Tier 1 Risk-based Capital                  7.85                      6.0                              4.0
    Leverage Ratio                            4.98                      5.0                              4.0

------------------------------------------------------------------------------------------------------------------------------------


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

           On September 28, 1998, the Company announced its intention to repurchase shares of common stock for reissue in connection with the acquisition of First National Bank of Pickens County ("First National"). The Company anticipates repurchasing up to 1.4 million shares to effect the transaction.

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

           The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a monthly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 200 basis points. According to the model as of September 30, 1998, the Company is positioned so that net interest income will increase $10.1 million if interest rates rise in the next twelve months and will decrease $9.6 million if interest rates decline in the next twelve months.

           As of September 30, 1998, there was no substantial change from the interest rate risk sensitivity analysis for various changes in interest rates calculated as of December 31, 1997. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10K.
           The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At September 30, 1998, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $209.6 million.


LIQUIDITY

           Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as at the subsidiary level. The holding company and non-banking subsidiaries of the Company require cash for various operating needs including general operating expenses, payment of dividends to shareholders, interest on borrowing, extensions of credit at Blue Ridge, business combinations and capital infusions into subsidiaries. Sources of liquidity for the Company's holding company and non-banking subsidiaries include dividends from Carolina First Bank, Carolina First Bank, F.S.B. and non-banking subsidiaries to the holding company, existing cash reserves and earnings.

           The Company's banking subsidiaries, Carolina First Bank and Carolina First Bank, F.S.B., have cash flow requirements involving withdrawals of deposits, extensions of credit and payment of operating expenses. The principal sources of funds for liquidity purposes for the banking subsidiaries are customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. Carolina First Bank's and Carolina FIrst Bank, F.S.B.'s liquidity is also enhanced by the ability to acquire new deposits through its established branch network of 69 branches in South Carolina. The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. At September 30, 1998, Carolina First Bank's liquidity ratio was approximately 24% and Carolina First Bank, F.S.B.'s liquidity ratio was approximately 20%. The liquidity needs of the banking subsidiaries are a factor in developing their deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary. Carolina First Bank and Carolina First Bank, F.S.B. have access to borrowing from the FHLB and maintain unused short-term lines of credit from unrelated banks. At September 30, 1998, the banking subsidiaries had unused short-term lines of credit totaling approximately $55 million (which are withdrawable at the lender's option). At September 30, 1998, unused borrowing capacity from the FHLB totaled approximately $155 million with an outstanding balance of $35 million. Management believes that these sources are adequate to meet its liquidity needs.


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

           As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $8.9 million and $8.2 million in the first nine months of 1998 and 1997, respectively, or 0.76% and 0.89%, respectively, as an annualized percentage of average loans. Excluding credit card receivables, annualized net loan charge-offs as a percentage of average loans were 0.52% and 0.45% during the first nine months of 1998 and 1997, respectively. In the first nine months of 1998, net charge-offs for credit cards totaled $2.8 million compared with $4.3 million for the same period in 1997. Credit card charge-offs improved during the first nine months of the year, and the Company hopes to achieve greater control over credit card collections through the acquisition of RPGI. The majority of the increase in accruing loans past due 90 days is attributable to one-to-four family residential loans acquired from First Southeast.

NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)

                                                              September 30,                     December 31,
                                                         ----------------------                -------------
                                                         1998              1997                    1997
------------------------------------------------------------------------------------------------------------------------------------


Nonaccrual loans                                    $       669        $  1,508                 $    1,165
Restructured loans                                        1,283           1,283                      1,283
------------------------------------------------------------------------------------------------------------------------------------

Total nonperforming loans                                 1,952           2,791                      2,448
Other real estate                                         2,560           2,130                      1,319
------------------------------------------------------------------------------------------------------------------------------------

Total nonperforming assets                          $     4,512        $  4,921                 $    3,767
====================================================================================================================================


Nonperforming assets as a % of loans
      and foreclosed property                              0.26%           0.38%                      0.23%

Accruing loans past due 90 days                     $     4,949        $  4,033                 $    4,125
====================================================================================================================================


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

           On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, the majority of the Company's and Carolina First Bank's directors and certain executive and other officers. The named plaintiffs are the Company by and through certain minority shareholders. The Company filed a motion to dismiss with respect to all claims in this complaint, which was granted in December 1997. Plaintiffs have filed a motion for reconsideration and have the right to appeal the grant of the motion to dismiss. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; fraud and constructive fraud; and negligent management. The factual basis upon which these claims are made generally involves the payment to Company officers and other individuals of a bonus in stock held by the Company in Affinity (as reward for their efforts in connection with the Company's procurement of stock in Affinity), statements to former shareholders of Midlands National Bank in connection with the Company's acquisition of that bank, and alleged mismanagement by certain executive officers involving financial matters. The complaint seeks damages for the benefit of the Company aggregating $41 million and recision of the Affinity bonus.

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

           None.


ITEM 3               DEFAULTS UPON SENIOR SECURITIES

           None.


ITEM 4               SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           None.

                                     PART II
                                   (Continued)


ITEM 5               OTHER INFORMATION

      Subsequent Events

           On October 19, 1998, the Company acquired all the outstanding common shares of Colonial Bank of South Carolina, Inc. ("Colonial Bank"), a state-chartered banking corporation headquartered in Camden, South Carolina, in exchange for 651,455 shares of the Company's common stock. This transaction was accounted for using the purchase method of accounting and was valued at approximately $14 million (as of the closing date of the acquisition). Colonial Bank operated through three locations and had total assets, loans, deposits and shareholders' equity of approximately $61.4 million, $50.7 million, $43.0 million and $5.3 million, respectively.


ITEM 6               EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

10.1       Carolina First Corporation  Directors' Stock Option Plan

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