Form 10-K
period 1998-12-31
CAROLINA FIRST CORP
filed 1999-03-31
CIK 797871

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

  X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM                     to
                                                                            -----------------       ---------------
Commission file number 0-15083
                                            CAROLINA FIRST CORPORATION
                              (Exact name of registrant as specified in its charter)
        South Carolina                                                                                57-0824914
        --------------                                                                                ----------
 (State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

102 South Main Street, Greenville, South Carolina                                                           29601
-------------------------------------------------                                                           -----
 (Address of principal executive offices)                                                                 (ZIP Code)
Registrant's telephone number, including area code (864) 255-7900

Securities registered pursuant to Section 12(b) of the Act:
                           None                               None
                           ----                               ----
                           (Title of Class)                   (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
----------------------------------------------------------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), computed by reference to the closing price of such stock, as of March 15, 1999 was $467,629,000.

The number of shares outstanding of the Registrant's common stock, $1.00 par value was 22,025,025 at March 15, 1999.

                                      DOCUMENTS INCORPORATED BY REFERENCE
Incorporated Document                                                                          Location in Form 10-K
Portions of 1998 Annual Report to Shareholders                                                 Part II; IV
Portions of Proxy Statement dated March 23, 1999                                               Part III

                                     PART I

ITEM 1 - BUSINESS


The Company

         Carolina First Corporation (the "Company"), a South Carolina corporation organized in 1986, is a bank holding company headquartered in Greenville, South Carolina. At December 31, 1998, it operated through the following principal subsidiaries: Carolina First Bank, a state-chartered bank headquartered in Greenville, South Carolina; Carolina First Mortgage Company, a South Carolina corporation headquartered in Columbia, South Carolina ("CF Mortgage"); Carolina First Bank, F.S.B., a Federal savings bank headquartered in Greenville, South Carolina; Blue Ridge Finance Company, Inc., a consumer finance company headquartered in Greenville, South Carolina ("Blue Ridge"); and Resource Processing Group, Inc., a credit card servicing company headquartered in Columbia, South Carolina ("RPGI"). Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. The Company currently conducts business through 73 locations in South Carolina. At December 31, 1998, the Company had approximately $2.7 billion in assets, $1.9 billion in loans, $2.1 billion in deposits, $344.4 million in shareholders' equity and $557.0 million in market capitalization.

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

         The Company believes that a very similar opportunity now exists in northern and central Florida where banking relationships are in a state of flux due to recent bank mergers. The Company plans to apply the same strategy, which has proven to be successful in South Carolina, to these areas of the Florida market. On January 13, 1999, the Company signed a definitive agreement to acquire Citizens First National Bank ("Citizens"), a national bank headquartered in Crescent City, Florida. At December 31, 1998, Citizens had 4 offices in Putnam County, Florida and surrounding areas and total assets of approximately $57 million. The purchase price is approximately $12 million, payable in the form of the Company's $1.00 par value common stock ("Common Stock"). On March 18, 1999, the Company signed a definitive agreement to acquire Citrus Bank, a Florida state-chartered bank headquartered in Orlando, Florida. At December 31, 1998, Citrus Bank had 8 offices in the Orlando, Florida area and total assets of approximately $228 million. The purchase price is approximately $77.5 million, payable in the form of Common Stock. Both acquisitions will be accounted for using the pooling-of-interests method of accounting. In addition, following the completion of the Citizens acquisition, Citizens will file a regulatory application to open a de novo branch location in Jacksonville, Florida. After the completion of these acquisitions and the opening of the Jacksonville branch, the Company's Florida locations will operate as Citrus Bank, a wholly-owned subsidiary of the Company, and will serve as a platform to build the Company's Florida bank.

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

         The Company began its operations with the de novo opening of Carolina First Bank in Greenville in December 1986 and has pursued a strategy of growth through internal expansion and through the acquisition of branch locations and financial institutions in selected market areas. The Company has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers. Approximately half of the Company's total deposits have been generated through acquisitions. See "Acquisitions and Dispositions."

         At December 31, 1998, the Company owned 1,175,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 19% of its outstanding shares. These shares are carried on the Company's books at a basis of approximately $979,000. Net.B@nk owns and operates Net.B@nk, F.S.B. (which changed its name from Atlanta Internet Bank, F.S.B.), an FDIC-insured Federal savings bank that provides banking services to consumers utilizing the Internet. Under the terms of the OTS's regulatory ruling on Net.B@nk in 1997, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000. On January 8, 1999, the OTS granted the Company permission to sell or transfer 370,000 shares in order to reduce its ownership to less than 10%.

         In January 1999, the Company formed Carolina First Foundation, a non-profit corporation organized for charitable purposes, and contributed 290,000 shares of Net.B@nk, Inc. common stock to Carolina First Foundation. In February 1999, the Company contributed capital in the form of 30,000 shares of Net.B@nk, Inc. to Carolina First Guaranty Reinsurance, Ltd., a company which will be engaged in the reinsurance of credit insurance offered to customers of the Company's banking subsidiaries.

         On February 10, 1999, the Company and its wholly-owned subsidiary, Carolina First Guaranty Reinsurance, Ltd., sold 50,000 shares and 30,000 shares, respectively, of Net.B@nk, Inc. common stock at a net price of $43.47 per share in connection with Net.B@nk's secondary public offering. In addition, Carolina First Foundation sold 290,000 shares of Net.B@nk, Inc. common stock at a net price of $43.47 per share in connection with Net.B@nk's secondary public offering. After this sale and transfers, the Company owned 805,000 shares, or 9.4% of Net.B@nk's outstanding common stock, and was the largest shareholder.

         At December 31, 1998, the Company (through its subsidiary CF Investment Company) owned 2,528,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warranty"). These Affinity shares and the shares represented by the Affinity Warrant constitute approximately 18% of Affinity's outstanding common stock. The investment in Affinity's common stock, which is included in securities available for sale and has a basis of approximately $160,000, was recorded at its market value of approximately $1.6 million. The Affinity Warrant was not reported on the Company's balance sheet as of December 31, 1998. Affinity develops and markets technologies, including automated lending machines, that enable financial institutions and other businesses to provide consumer financial services electronically.

         The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities law.


Carolina First Bank

         Carolina First Bank engages in a general banking business through 67 branches in 44 communities in 20 South Carolina counties. Carolina First Bank's focus is on commercial, consumer and mortgage lending to customers in its market areas. It also provides demand transaction accounts and time deposit accounts to businesses and individuals. Since the acquisition of CF Mortgage in 1993, Carolina First Bank's mortgage origination and servicing activities have been performed by CF Mortgage.

         Carolina First Bank provides a full range of commercial and consumer banking services, including short and medium-term loans, mortgage loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing, real estate lending, credit card loans, safe deposit services, savings accounts, interest- and noninterest-bearing checking accounts and installment and other personal loans. Carolina First Bank also provides trust services, investment products and various cash management programs. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

         In December 1998, Carolina First Bank created Carolina First Mortgage Loan Trust, a real estate investment trust (the "REIT") which holds mortgage-related assets. Carolina First Bank has contributed approximately $500 million in commercial loans to the REIT (which constitutes substantially all of the assets of the REIT).


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

          CF Mortgage's mortgage loan origination operation is conducted principally through six offices in South Carolina. Mortgage loan applications are forwarded to CF Mortgage's headquarters in Columbia for processing in accordance with GNMA, FNMA and other applicable guidelines. During 1998, 2,284 mortgage loans totaling $278 million were originated. The Company generally sells all conforming fixed rate mortgage loans into the secondary market.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank, Carolina First Bank, F.S.B. and subservicing loans, to which the right to service is owned by Carolina First Bank, Carolina First Bank, F.S.B. and other non-affiliated financial institutions. This servicing operation is conducted at its headquarters located in Columbia, South Carolina. At December 31, 1998, CF Mortgage was servicing approximately 23,224 loans having an aggregate principal balance of approximately $2.0 billion.

Blue Ridge

         On December 29, 1995, the Company completed its acquisition of Blue Ridge, a consumer finance company headquartered in Greenville, South Carolina.
Blue Ridge operates from one location and, at December 31, 1998, had approximately $18 million in total assets. Blue Ridge is engaged primarily in indirect automobile lending.


Resource Processing Group, Inc.

         On June 1, 1998, the Company acquired Resource Processing Group, Inc. ("RPGI"), a credit card origination and servicing company headquartered in Columbia, South Carolina. RPGI operates from one location and, at December 31, 1998, was servicing approximately $130 million in credit card receivables.


Carolina First Bank, F.S.B.

         Carolina  First  Bank,   F.S.B.   is  a  Federal  savings  bank  and  a
wholly-owned subsidiary of the Company. It currently engages in the thrift business through two locations, which are located in Greenville and York counties in South Carolina. At December 31, 1998, Carolina First Bank, F.S.B. had total assets of approximately $108.7 million, total loans of approximately $58.4 million and total deposits of approximately $77.5 million. Its deposits are insured by the FDIC.


CF Investment Company

         In September 1997, CF Investment became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company's principal focus is investing in companies that have a bank-related technology or service that the Company and its subsidiaries can use. In 1997, the Company capitalized CF Investment with a contribution of $3.0 million. As of December 31, 1998, CF Investment Company had invested approximately $2 million in companies specializing in electronic document management, Internet development and credit decision systems. In March 1999, CF Investment sold its ownership interest in Corporate Solutions International, which had a basis of $500,000 and was made in July 1998, and realized a gain of approximately $432,000.

Acquisitions and Dispositions

         The Company began its operations with the de novo opening of Carolina First Bank in Greenville and has pursued a strategy of growth through internal expansion and through the acquisition of branch locations and financial institutions in selected market areas. The most significant acquisitions include the following:

                                                                                               Total Assets
Acquisition                                          Date                                      Acquired
-----------                                          ----                                      --------

First Federal Savings and Loan                       August 1990                               $118 million
Association of Georgetown
Georgetown, South Carolina

Republic National Bank                               March 1993                                $190 million in deposits
(12 branch locations)                                                                          $29 million in loans
Columbia, South Carolina

Republic National Bank                               April 1994                                $135 million in deposits
(6 branch locations)                                                                           $37 million in loans

Aiken County National Bank                           April 1995                                $39 million
Aiken, South Carolina

Midlands National Bank                               June 1995                                 $44 million
Prosperity, South Carolina

Blue Ridge Finance Company, Inc.                     December 1995                             $4 million
Greenville, South Carolina

Lowcountry Savings Bank, Inc.                        July 1997                                 $80 million
Mt. Pleasant, South Carolina

First Southeast Financial Corporation                November 1997                             $350 million
Anderson, South Carolina

Resource Processing Group, Inc.                      June 1998                                 $15 million
Columbia, South Carolina

First National Bank of Pickens County                September 1998                            $121 million
Easley, South Carolina

Poinsett Financial Corporation                       September 1998                            $89 million
Travelers Rest, South Carolina

Colonial Bank of South Carolina, Inc.                October 1998                              $61 million
Camden, South Carolina

         Pending Acquisitions. In January 1999, the Company signed a definitive agreement to acquire Citizens First National Bank, headquartered in Crescent City, Florida. At December 31, 1998, Citizens had 4 offices in Putnam County, Florida and surrounding areas and total assets of approximately $57 million. The purchase price is approximately $12 million, payable in the form of Common Stock. On March 18, 1999, the Company signed a definitive agreement to acquire Citrus Bank, a Florida state-chartered bank headquartered in Orlando, Florida. At December 31, 1998, Citrus Bank had 8 offices in the Orlando, Florida area and total assets of approximately $228 million. The purchase price is approximately $77.5 million, payable in the form of Common Stock.

         Dispositions. The Company has sold and may sell in the future selected branch locations in an effort to improve the efficiency of its branch network and to concentrate on markets with the greatest potential. On April 6, 1997, the Company completed the sale of five branches located in Barnwell, Blackville, Salley, Springfield and Williston to the Bank of Barnwell County, a wholly-owned subsidiary of Community Capital Corporation ("Community Capital"), headquartered in Greenwood, South Carolina. In connection with this transaction, Carolina First Bank recorded a gain of $2.3 million, sold loans of approximately $15 million and transferred deposits of approximately $55 million.

         In June 1998, Carolina First Bank completed the sale of three branches located in Belton, Calhoun Falls and Honea Path, South Carolina to two bank subsidiaries of Community Capital. All three branches were former locations of First Federal Savings and Loan Association of Anderson (a subsidiary of First Southeast Financial Corporation). In connection with this sale, Carolina First Bank sold loans of approximately $2 million and transferred deposits of approximately $44 million.

         On March 24, 1999, Carolina First Bank signed a definitive agreement to sell three branches located in Hardeeville, Ridgeland, and Abbeville, South Carolina with total deposits of approximately $45 million to First National Corporation, headquartered in Orangeburg, South Carolina. The transaction is expected to be completed during the third quarter of 1999, pending regulatory and certain other conditions of closing.


Dividends

         The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay.

         In each year from 1989 through 1995, the Company issued 5% common stock dividends to common shareholders. At its December 1996 meeting, the Board of Directors of the Company declared a six-for-five stock split effected in the form of a 20% common stock dividend which was issued on January 30, 1997 to shareholders of record as of January 15, 1997. Share and per share data for all periods presented have been retroactively restated to reflect the additional shares outstanding resulting from the stock dividends.

         In November 1993, the Board of Directors initiated a regular quarterly cash dividend of $0.05 per share payable on the Common Stock, the first of which was paid on February 1, 1994. Cash dividends have been paid on a quarterly basis since the initiation of the cash dividend and have increased each year. At the December 1998 meeting, the Board of Directors approved a $0.09 per share cash dividend on the common stock which represents an effective annual increase of 11%. The Company presently intends to continue to pay this quarterly cash dividend on the

Common Stock; however, future dividends will depend upon the Company's financial performance and capital requirements.


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


Employees

         At December 31, 1998, the Company employed a total of 847 full-time equivalent employees. The Company believes that its relations with its employees are good.


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

         In February 1999, the Federal Financial Institutions Examination Council (the "FFIEC") adopted policy changes regarding classification and account management for retail credits, including the establishment of uniform charge-off policies and guidelines for re-aging past due accounts. The FFIEC policy changes should be implemented for reporting in the quarter ended June 30, 1999 for manual adjustments and the quarter ending December 31, 2000 for programming changes. The Company anticipates making changes to its existing procedures to comply with the FFIEC policy changes. The Company has not determined the financial impact of adopting the new FFIEC policies, which could have an adverse impact on the Company's operating results.


Accounting Issues

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate that adoption of SFAS 133 will have a material effect on its financial instruments.


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

         Carolina First Bank, F.S.B. Carolina First Bank, F.S.B. is a federally-chartered savings bank and is subject to regulation, supervision and examination by the Office of Thrift Supervision ("OTS"). Carolina First Bank, F.S.B. is a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), which provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in, and may obtain advances from, the FHLB. Under current law, long-term advances may generally be made only for the purpose of providing funds for residential housing finance and must be secured by first mortgages on improved real estate, securities representing a whole interest in such mortgages, securities issued, insured or guaranteed by the federal government or an agency thereof, deposits of a FHLB, or other real estate related collateral meeting certain criteria and acceptable to the lending FHLB. Carolina First Bank, F.S.B. is also subject to loans-to-borrower limits, which are substantially the same as those applicable to national banks.

         Under the Home Owners' Loan Act (the "HOLA"), as amended by Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), savings associations are required to maintain a minimum of 65% of their total portfolio assets (as defined in the statute) in certain investments ("Qualified Thrift Investments") on a monthly average basis in nine out of every 12 months in order to remain a "Qualified Thrift Lender." Qualified Thrift Investments generally consist of (i) loans that were made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, and (v) shares of stock issued by any FHLB. Subject to a 20% of assets limitation, Qualified Thrift Investments also include consumer loans, investments in certain subsidiaries, and loans for the purchase or construction of schools, churches, nursing homes and hospitals. Qualified Thrift Investments subject to a 200% of assets limitation include investments in loans for low-to- moderate-income housing and certain other community-oriented investments and shares of stock issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

         A savings association that fails to become or remain a Qualified Thrift Lender must either become a bank (other than a savings bank) or become subject to the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from the Federal Home Loan Banking System; and (iv) payment of dividends by the institution must be subject to the rules regarding payment of dividends by a national bank. In addition, in the event that Carolina First Bank, F.S.B. fails to remain a Qualified Thrift Lender, a portion of its bad debt reserve will be subject to taxation. In addition, a savings and loan holding company must register as, and will be deemed to be, a bank holding company with the Federal Reserve Board within one year after the savings association should have become or ceases to be a Qualified Thrift Lender.

         CF Investment Company. CF Investment is licensed through the Small Business Administration and operates as a Small Business Investment Company. It is subject to regulation and supervision by the Small Business Administration.

         Dividends. The holders of the Company's common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. The Company is a legal entity separate and distinct from its subsidiaries and depends for its revenues on the payment of dividends from its subsidiaries. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as Carolina First Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations. In addition, as a South Carolina-chartered bank, Carolina First Bank is subject to legal limitations on the amount of dividends it is permitted to pay. In particular, Carolina First Bank must receive the approval of the South Carolina Commissioner of Banking prior to paying dividends to the Company. Carolina First Bank, F.S.B. is restricted by the OTS on the amount of dividends that it can pay to the Company. These restrictions require Carolina First Bank, F.S.B. to obtain prior approval of the OTS and not pay dividends in excess of current earnings.

Capital Adequacy

         The Company. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common stockholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 1998, the Company was in compliance with both the risk-based capital guidelines and the minimum leverage capital ratio.

         Carolina First Bank. As a state-chartered, FDIC-insured institution which is not a member of the Federal Reserve System, Carolina First Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum ratio of 100 to 200 basis points above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. As of December 31, 1998, Carolina First Bank was in compliance with each of the applicable regulatory capital requirements.

         Carolina First Bank, F.S.B. Savings banks are subject to capital requirements imposed by the OTS. Under current OTS capital standards, savings banks must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital, or total capital, equal to 8% of risk-weighted assets. Notwithstanding the foregoing, all but the strongest banks are expected to maintain a core capital ratio of 1% to 2% above the stated minimum. As of December 31, 1998, Carolina First Bank, F.S.B. was in compliance with each of the capital requirements imposed by the OTS.


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

         Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule where the actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification. This classification is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA (see "-- Supervision and Regulation -- Other Safety and Soundness Regulations"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In August 1995, the FDIC approved a reduction in the insurance assessments for BIF deposits. This reduction decreased Carolina First Bank's insurance assessment for BIF deposits from 0.26% to 0.04% of the average assessment base. This decrease was retroactive to June 1, 1995. Effective January 1, 1996, the insurance assessment for Carolina First Bank's BIF deposits was set at zero (although banks pay a $2,000 annual fee). The FDIC insurance assessment reduction applies only to BIF-insured deposits and does not include deposits insured by the SAIF.

          In connection with the merger of Carolina First Savings Bank into Carolina First Bank and Carolina First Bank's assumption of other SAIF-insured deposits in connection with various acquisitions, approximately 35% of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. Through September 30, 1996, Carolina First Bank's SAIF-insured deposits were assessed at 0.23% of the average assessment base, excluding the special assessment. On September 30, 1996, the President signed into law legislation requiring a special assessment to recapitalize the SAIF. This assessment was applied at a rate of 0.657% of SAIF- insured deposits as of March 31, 1995. Banks that have acquired "Oakar" deposits before March 31, 1995 were allowed a 20% reduction to the assessment base. The result for Carolina First Bank was a charge of $1.2 million pre-tax ($746,000 after-tax) based on approximately $223 million of SAIF deposits. The legislation also changed future annual assessment rates for both BIF-insured deposits and SAIF-insured deposits. For 1998 through 1999, the annual assessment rates will be 0.0129% for BIF-insured deposits and 0.0644% for SAIF-insured deposits.

Acquisitions of Bank Holding Companies, Savings and Loan Holding Companies, Banks and Savings Associations

         As a result of the Company's ownership of Carolina First Bank, F.S.B., the Company is also a registered savings and loan holding company under the HOLA. Accordingly, the Company is subject to regulation and examination by the OTS. The Company is required to obtain OTS approval prior to acquiring directly or indirectly more than 10% of the voting shares of, or otherwise obtaining control (as defined in the relevant OTS regulations) over, another savings association or holding company thereof. (According to applicable law, the term "savings association" includes a federally-chartered savings bank.) In considering an application by a savings and loan holding company such as the Company to acquire a savings association, the OTS is required to consider the financial and managerial resources (including the competence, experience and integrity of the officers, directors and principal shareholders) and future prospects of the holding company and the savings association, the effect of the acquisition on the association, the insurance risk to the SAIF or the BIF, the convenience and needs of the communities to be served, and whether the acquisition would result in a monopoly or otherwise would substantially lessen competition in the relevant market.


Other Safety and Soundness Regulations

         Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk- based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or
(iii) a leverage ratio of less than 4% ( or 3% in the case of a bank with a composite CAMELS rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. Carolina First Bank and Carolina First Bank, F.S.B. each currently meet the definition of well capitalized.

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

         Other FDICIA Regulations. To facilitate the early identification of problems, FDICIA required the federal banking agencies to review and, under certain circumstances, prescribe more stringent accounting and reporting requirements than those required by generally accepted accounting principles. The FDIC has issued final regulations implementing those provisions. The rule, among other things, requires that management report on the institution's responsibility for preparing financial reporting and compliance with designated laws and regulations concerning safety and soundness.

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

         In December 1996, the FFIEC adopted a revised Uniform Financial Institutions Rating System ("CAMELS rating system"). This revised CAMELS rating system is used by federal and state regulators to assess the soundness of financial institutions on a uniform basis and to identify those institutions requiring special supervisory attention. The basic structure of the original CAMEL rating system was retained with the addition of a sixth component related to a bank's sensitivity to market risk. The six components of the CAMELS rating system are: 1) capital adequacy, 2) asset quality, 3) management, 4) earnings,
5) liquidity and 6) sensitivity to market risk. The new component involves measuring the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital and management's ability to control this market risk. The evaluation of these six components is the basis for a composite rating assigned to each financial institution. The revised CAMELS rating system was used on all examinations started on or after January 1, 1997.


Community Reinvestment Act

         Carolina First Bank and Carolina First Bank, F.S.B. are subject to the requirements of the Community Reinvestment Act ("CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to three assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Carolina First Bank received an "outstanding" rating in its most recent evaluation. Carolina First Bank, F.S.B. has not been evaluated since it was acquired in September 1998.

         The current CRA assessment system rates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Each institution is evaluated based on the degree to which it is providing loans (the lending test), branches and other services (the service test) and investments to low- and moderate-income areas (the investment test). Under the lending test an institution is evaluated on its loan originations and purchases that help meet the credit needs of its assessment area. Institutions are also judged on their community development lending to include loans for affordable housing, community service facilities, and economic development or revitalization projects, provided that the loan is directed at the needs of low- to moderate-income people or geographies. The service test evaluates a retail institution based on the services that are readily accessible to low- and moderate-income individuals in the institution's assessment areas. An institution is evaluated under the investment test based on the amount of investments made that have had a demonstrable impact on low- and moderate-income areas or persons in the institution's assessment areas. Each depository institution reports to its federal supervisory agency and information is made available to the public on the geographic distribution of its loan applications, denials, originations and purchases. Small institutions can elect to be evaluated under a streamlined method that does not require them to report this data. All institutions, however, receive one of four ratings based on their performance: Outstanding, Satisfactory, Needs to Improve or Substantial Noncompliance. An institution that receives a rating of Substantial Noncompliance would be subject to enforcement action. Carolina First Bank and Carolina First Bank, F.S.B. are strongly committed to providing credit needs to individuals in the communities that they serve.


Transactions Between the Company, Its Subsidiaries and Affiliates

         The Company's subsidiaries are subject to certain restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extensions of credit also may apply. The Company's subsidiaries are also subject to certain lending limits and restrictions on overdrafts to such persons.

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

         South Carolina has enacted legislation which provides that out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the South Carolina State Board of Financial Institutions and assuming compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the applications has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state.

         In 1996, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996 ("Riegle-Neal Act"), which increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Act, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that the Company and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentages and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The Company believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.


         The General Assembly of the State of South Carolina has adopted legislation designed to implement the Riegle-Neal Act.


Other Regulations

         Interest and certain other charges collected or contracted for by Carolina First Bank, CF Mortgage Company, Carolina First Bank, F.S.B. and Blue Ridge are subject to state usury laws and certain federal laws concerning interest rates. Carolina First Bank's, CF Mortgage Company's, Carolina First
Bank,  F.S.B.'s  and Blue Ridge's  loan  operations  are also subject to certain
federal  laws   applicable   to  credit   transactions,   such  as  the  federal
Truth-In-Lending   Act  governing
disclosures of credit terms to consumer borrowers, CRA requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of Carolina First Bank and Carolina First Bank, F.S.B. are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic services.


Forward-Looking Statements

         Statements included in Management's Discussion and Analysis (incorporated by reference) and this report which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, plans, objectives, future economic performance, revenues, working capital, liquidity, capital needs, interest costs, income or loss, income or loss per share, dividends and other financial items are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

     The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic, monetary policy and industry conditions; changes in interest rates; inflation; risks inherent in making loans including repayment risks and value of collateral; fluctuations in consumer spending; the demand for the Company's products and services; dependence on senior management; technological changes; ability to increase market share and control expenses; acquisitions; changes in accounting policies and practices; costs and effects of litigation; recently-enacted or proposed legislation; and year 2000 readiness.

     Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 1 - STATISTICAL DISCLOSURE




Comparative Average Balances -- Yields and Costs.................................................................20

Rate/Volume Variance Analysis....................................................................................21

Securities Held for Investment Composition.......................................................................22

Securities Available for Sale Composition........................................................................22

Trading Account Composition......................................................................................22

Securities Held for Investment and Securities Available for Sale Maturity Schedule...............................23

Loan Portfolio Composition.......................................................................................24

Loan Maturity and Interest Sensitivity...........................................................................24

Nonperforming Assets.............................................................................................25

Summary of Loan Loss Experience..................................................................................25

Composition of Allowance for Loan Losses.........................................................................26

Types of Deposits................................................................................................27

Certificates of Deposit Greater than $100,000....................................................................27

Return on Equity and Assets......................................................................................28

Short-Term Borrowings............................................................................................29

Interest Rate Sensitivity........................................................................................30

Noninterest Income...............................................................................................31

Noninterest Expense..............................................................................................31



                                          Comparative Average Balances -- Yields and Costs
                                                       (dollars in thousands)

                                                                                 Years Ended December 31,
                                                -------------------------------------------------------------
                                                                        1998
                                                -------------------------------------------------------------
                                                      Average/       Income/        Yield/       Average/
                                                      Balance        Expense        Rate         Balance
                                                      -------        -------        ----         -------
ASSETS
 Earning assets
  Loans (net of unearned income)(1).............$  1,633,812   $    151,989          9.30%   $  1,286,503
  Investment securities (taxable)...............     345,487         21,497          6.22         210,558
  Investment securities (nontaxable) (2)........      37,038          2,556          6.90          31,165
  Federal funds sold and resale agreements......      70,300          3,562          5.07           -----
  Interest-bearing bank balances................      38,492          2,166          5.63          18,010
                                                  -----------    -----------                   -----------
      Total earning assets......................   2,125,129        181,770          8.55%      1,546,236
                                                  -----------    -----------                   -----------
  Non-earning assets............................     237,819                                      155,722
      Total assets..............................$  2,362,948                                 $  1,701,958
                                                  ===========                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking...........................$    389,262   $     13,862          3.56%   $    216,126
    Savings.....................................      75,473          1,974          2.61          56,773
    Money market................................     195,631          8,189          4.19         186,601
    Certificates of deposit.....................     899,056         51,049          5.68         649,393
    Other.......................................     107,967          6,360          5.89          61,822
                                                  -----------    -----------                   -----------
      Total interest-bearing deposits...........   1,667,389         81,434          4.88%      1,170,715
   Short-term borrowings........................     121,868          6,488          5.32         169,220
   Long-term borrowings.........................      48,719          3,818          7.84          27,550
                                                  -----------    -----------                   -----------
    Total interest-bearing liabilities..........   1,837,976         91,740          4.99%      1,367,485
                                                  -----------    -----------                   -----------
   Non-interest bearing liabilities
    Non-interest bearing deposits...............     234,178                                      197,504
    Other non-interest liabilities..............      21,850                                       13,611
                                                  -----------                                  -----------
    Total liabilities...........................   2,094,004                                    1,578,600
                                                  -----------                                  -----------
Shareholders' equity............................     268,944                                      123,358
  Total liabilities and shareholders' equity....$  2,362,948                                 $  1,701,958
                                                  ===========                                  ===========
 Net interest margin............................               $     90,030          4.24%
                                                               ============
                                                  ------------------------------------------------------------
                                                        1997                               1996
                                                  ------------------------------------------------------------
                                                     Income/        Yield/    Average/   Income/       Yield/
                                                     Expense        Rate      Balance    Expense       Rate
                                                     -------        ----                               -------
ASSETS
 Earning assets
  Loans (net of unearned income)(1).............  $   120,385       9.36%  $ 1,085,680  $103,040       9.49%
  Investment securities (taxable)...............       12,824       6.09       187,485    10,959       5.85
  Investment securities (nontaxable) (2)........        2,225       7.14        26,897     1,889       7.02
  Federal funds sold and resale agreements......        -----        ---        10,112       676       6.69
  Interest-bearing bank balances................        1,051       5.84        10,484       633       6.04
                                                    ----------               ----------  --------
      Total earning assets......................      136,485       8.83%    1,320,658   117,197       8.87%
                                                    ----------               ----------  --------
  Non-earning assets............................                               160,036
      Total assets..............................                           $ 1,480,694
                                                                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking...........................  $     6,665       3.08%  $   157,596  $  3,897       2.47%
    Savings.....................................        1,600       2.82        62,529     1,772       2.83
    Money market................................        7,940       4.26       192,026     8,071       4.20
    Certificates of deposit.....................       37,023       5.70       563,773    31,923       5.66
    Other.......................................        3,692       5.97        50,566     2,986       5.91
                                                    ----------               ----------  --------
      Total interest-bearing deposits...........       56,920       4.86%    1,026,490    48,649       4.74%
   Short-term borrowings........................        9,488       5.61       158,294     8,657       5.47
   Long-term borrowings.........................        2,592       9.41        26,356     2,495       9.47
                                                    ----------               ----------  --------
    Total interest-bearing liabilities..........       69,000       5.05%    1,211,140    59,801       4.94%
                                                    ----------               ----------  --------
   Non-interest bearing liabilities
    Non-interest bearing deposits...............                               154,261
    Other non-interest liabilities..............                                16,107
                                                                             ----------
    Total liabilities...........................                             1,381,508
                                                                             ----------
Shareholders' equity............................                                99,186
  Total liabilities and shareholders' equity....                           $ 1,480,694
                                                                             ==========
 Net interest margin............................ $     67,485      4.36%                 $ 57,396       4.35%
                                                 ============                            ========

---------------------------------
(1)Includes nonaccruing loans.
(2)Fully tax-equivalent basis at a 35% tax rate.
Note:  Average balances are derived from daily balances.

                                                              Rate/Volume Variance Analysis
                                                               (dollars in thousands)


                                                        1998 Compared to 1997           1997 Compared to 1996
                                           ------------------------------------ -------------------------------------
                                              Total    Change in     Change in    Total      Change in   Change in
                                             Change      Volume         Rate     Change       Volume        Rate
Earning assets
   Loans, net of unearned income ........   $ 31,604  $   32,313    $   (709)   $ 17,345    $ 18,811   $  (1,466)
   Securities, taxable ..................      8,673       8,390         283       1,865       1,391         474
   Securities, nontaxable ...............        331         407         (76)        336         304          32
   Federal funds sold ...................      3,562       3,562           0        (676)       (676)          0
   Interest-bearing bank balances .......      1,115       1,154         (39)        418         440         (22)
                                            --------    --------    --------    --------    --------    --------
             Total interest income ......     45,285      45,826        (541)     19,288      20,270        (982)
                                            --------    --------    --------    --------    --------    --------

Interest-bearing liabilities
   Interest-bearing deposits
      Interest checking .................      7,197       6,032       1,165       2,768       1,662       1,106
      Savings ...........................        374         496        (122)       (172)       (162)        (10)
      Money market ......................        249         380        (131)       (131)       (230)         99
      Certificates of deposit ...........     14,026      14,177        (151)      5,100       4,880         220
      Other .............................      2,668       2,719         (51)        706         672          34
                                            --------    --------    --------    --------    --------    --------
         Total interest-bearing deposits     24,514      23,804         710       8,271       6,822       1,449
Short-term borrowings ...................    (3,000)     (2,542)       (458)        831         609         222
Long-term borrowings ....................     1,226       1,718        (492)         97         112         (15)
                                            --------    --------    --------    --------    --------    --------

             Total interest expense .....    22,740      22,980        (240)      9,199       7,543       1,656
                                            --------    --------    --------    --------    --------    --------

                Net interest income .....   $ 22,545  $  22,846   $    (301)   $ 10,089    $ 12,727   $  (2,638)
                                            ========  =========   =========    ========    ========   =========


Note: Changes which are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.


                                             Securities Held for Investment Composition
                                                       (dollars in thousands)


                                                                                     December 31, (at amortized cost)
                                                                               ---------------------------------------
                                                                                   1998          1997            1996
                                                                                   ----          ----            ----

U.S. Treasury securities.................................................... $         0   $         0      $        0
Obligations of U.S. Government agencies and corporations....................           0             0               0
Obligations of states and political subdivisions............................      49,047        33,503          29,113
Other securities............................................................         300           352             352
                                                                               ----------    ----------       --------
                                                                             $    49,347   $    33,855      $   29,465
                                                                               ==========    ==========       ========


                                             Securities Available for Sale Composition
                                                        (dollars in thousands)


                                                                                 December 31, (at fair value)
                                                                               ---------------------------------------
                                                                                   1998          1997            1996
                                                                                   ----          ----            ----

U.S. Treasury securities.................................................... $     8,409   $   102,261      $  167,430
Obligations of U.S. Government agencies and corporations....................     343,414       140,197          39,234
Other securities............................................................      43,317        19,871           7,225
                                                                               ----------    ----------       --------
                                                                             $   395,140   $   262,329      $  213,889
                                                                               ==========    ==========       ========



                                                   Trading Account Composition
                                                      (dollars in thousands)

                                                                                         December 31, (at fair value)
                                                                               ---------------------------------------
                                                                                   1998          1997            1996
                                                                                   ----          ----            ----
U.S. Treasury and Government agencies....................................... $     3,411   $     2,196      $    1,990
State and political subdivisions............................................         132           153              15
                                                                               ----------    ----------       --------
                                                                             $     3,543   $     2,349      $    2,005
                                                                               ==========    ==========       ========

                                                                           Securities Held for Investment and
                                                                      Securities Available for Sale Maturity Schedule
                                                                                 (dollars in thousands)

                                                                           Held for Investment -- Amortized Cost
                                              --------------------------------------------------------------------------------------

                                                                After One   After Five
                                                                   But          But                              No
                                                  Within          Within      Within         After         Contractual
                                                 One Year       Five Years   Ten Years     Ten Years          Maturity    Total

U.S Treasury.................................   $       0      $      0      $        0    $        0      $      0      $      0
U.S. Government agencies
   and corporations..........................           0             0               0             0             0             0
States and political subdivisions............       6,553        24,594          13,348         4,552             0        49,047
Other securities.............................           0             0               0           300             0           300
                                                  --------      --------       ---------     ---------       -------      --------
                                                $   6,553      $ 24,594      $   13,348    $    4,852      $      0      $ 49,347
                                                  ========      ========       =========     =========       =======      ========

Weighted average yield

U.S Treasury.................................        0.00%         0.00%           0.00%         0.00%         0.00%         0.00 %
U.S. Government agencies
   and corporations..........................        0.00          0.00            0.00          0.00          0.00          0.00
States and political subdivisions............        4.07          4.36            4.61          4.61          0.00          4.41
Other securities.............................        0.00          0.00            0.00          1.67          0.00          1.67
                                                  --------      --------       ---------     ---------       -------      --------
                                                     4.07%         4.36%           4.61%         4.43%         0.00%         4.40 %
                                                  ========      ========       =========     =========       =======      ========



                                                                         Available for Sale -- Fair Value
                                                   ---------------------------------------------------------------------------------

                                                              After One      After Five
                                                                  But             But                            No
                                                    Within      Within         Within        After      Contractual
                                                   One Year   Five Years      Ten Years    Ten Years       Maturity        Total

U.S Treasury.................................   $   2,410      $  5,999      $        0     $       0      $      0      $  8,409
U.S. Government agencies
   and corporations..........................       2,215        84,523         256,250           426             0       343,414
States and political subdivisions............           0             0               0             0             0             0
Other securities.............................      20,032           759           6,038             0        16,488        43,317
                                                  --------      --------       ---------      --------      --------      --------
                                                $  24,657      $ 91,281      $  262,288     $     426      $ 16,488      $395,140
                                                  ========      ========       =========      ========      ========      ========

Weighted average yield

U.S Treasury.................................        4.69%         4.59%           0.00%         0.00%         0.00%         4.62%
U.S. Government agencies
   and corporations..........................        5.75          6.08            6.40          9.51          0.00          6.32
States and political subdivisions............        0.00          0.00            0.00          0.00          0.00          0.00
Other securities.............................        5.51          5.32            5.98          0.00          3.40          4.77
                                                  --------      --------       ---------      --------      --------      --------
                                                     5.45%         5.98%           6.39%         9.51%         3.40%         6.11%
                                                  ========      ========       =========      ========      ========      ========


                                                                          Loan Portfolio Composition
                                                                          (dollars in thousands)

                                                                                          December 31,
                                                 -----------------------------------------------------------------------------------
                                                      1998                1997            1996               1995            1994
                                                      ----                ----            ----               ----            ----

Commercial, financial and agricultural.......  $     280,552      $     225,021    $     196,206      $     188,255   $    179,876
Real Estate
   Construction..............................         52,762             42,229           36,757             31,552         24,039
   Mortgage
        Residential..........................        422,003            321,572          245,096            217,899        206,980
        Commercial and multifamily (1).......        703,323            516,253          378,471            234,153        275,083
Consumer.....................................        189,422            141,842          140,206            149,216        129,106
Credit cards.................................         65,266             52,525           40,480             86,901         36,954
Lease financing receivables..................         40,450             79,597           91,321             36,740            208
Loans held for sale..........................        112,918            235,151           10,449            125,000         71,695
                                                 ------------       ------------     ------------       ------------    -----------
      Total gross loans......................      1,866,696          1,614,190        1,138,986          1,069,716        923,941
Unearned income..............................         (7,558)           (11,775)         (14,211)            (7,056)          (873)
                                                 ------------       ------------     ------------       ------------    -----------
      Total loans net of unearned income.....      1,859,138          1,602,415        1,124,775          1,062,660        923,068
Allowance for loan losses....................        (17,509)           (16,211)         (11,290)            (8,661)        (6,002)
                                                 ------------       ------------     ------------       ------------    -----------
      Total net loans........................  $   1,841,629      $   1,586,204    $   1,113,485      $   1,053,999   $    917,066
                                                 ============       ============     ============       ============    ===========

---------------------------------------
(1)   The  majority of these loans are made to operating  businesses  where real property has been taken as additional collateral.




                                                                 Loan Maturity and Interest Sensitivity
                                                                         (dollars in thousands)

                                                                                         Over One
                                                                                            But          Over
                                                                       One Year         Less Than        Five
                                                                       or Less          Five Years       Years             Total
                                                                       -----------------------------------------------------------
Commercial, financial, agricultural and
   commercial real estate................................            $  317,781       $  470,319      $  195,775      $  983,875
Real estate -- construction..............................                45,375            7,387               0          52,762
Total of loans with:
   Predetermined interest rates..........................                89,520          244,180         121,265         454,965
   Floating interest rates...............................               273,636          233,526          74,510         581,672


                              Nonperforming Assets
                             (dollars in thousands)

                                                                                       December 31,
                                                      ----------------------------------------------------------------------------
                                                            1998           1997            1996              1995          1994
                                                            ----           ----            ----              ----          ----
Nonaccrual loans.................................      $       753    $     1,165    $        960      $      1,275   $     2,051
Restructured loans...............................            1,283          1,283           1,909             1,085           675
                                                         ----------     ----------     -----------       -----------    ----------
          Total nonperforming loans..............            2,036          2,448           2,869             2,360         2,726
Other real estate owned..........................            3,168          1,319           3,011             2,508         1,996
                                                         ----------     ----------     -----------       -----------    ----------
          Total nonperforming assets.............      $     5,204    $     3,767    $      5,880      $      4,868   $     4,722
                                                         ==========     ==========     ===========       ===========    ==========

Loans past due 90 days still accruing interest...      $     7,023    $     4,125    $      2,371      $      2,748   $     1,285
                                                         ==========     ==========     ===========       ===========    ==========
Total nonperforming assets as a percentage
    of loans and foreclosed property.............             0.28%          0.23%           0.52%             0.46%         0.51%
                                                         ==========     ==========     ===========       ===========    ==========
Allowance for loan losses as a percentage
   of nonperforming loans........................             8.60x          6.62x           3.94x             3.67x         2.20x
                                                         ==========     ==========     ===========       ===========    ==========



                                                                Summary of Loan Loss Experience
                                                                   (dollars in thousands)

                                                                                       December 31,
                                                      ------------------------------------------------------------------------------
                                                            1998             1997            1996              1995          1994
                                                         ----------       ----------     -----------       -----------    ----------
Loan loss reserve at beginning of period.........      $    16,211      $    11,290    $      8,661      $      6,002   $     6,679
Purchase accounting acquisitions.................            1,822            3,550               0               128             0
Valuation allowance for loans purchased..........                0              658           1,261               633         1,077
Charge-offs:
    Commercial, financial and agricultural.......            1,810              415             335             1,201           519
     Real estate - construction..................                0                0             115                 0            85
     Real estate - mortgage......................               85              362           1,475                85           263
     Consumer....................................            6,571            6,017           3,463             1,437           583
     Credit cards................................            4,309            5,325           4,072             2,536         1,641
                                                         ----------       ----------     -----------       -----------    ----------
             Total loans charged-off.............           12,775           12,119           9,460             5,259         3,091
                                                         ----------       ----------     -----------       -----------    ----------

Recoveries:
     Commercial, financial and agricultural......               44              114              67               180            69
      Real estate - construction.................                0                0               0                 0             0
      Real estate - mortgage.....................                0                1               7                14             9
      Consumer...................................            1,037            1,071              95               114            62
      Credit cards...............................               41                0             396                 3             0
                                                         ----------       ----------     -----------       -----------    ----------
              Total loans recovered..............            1,122            1,186             565               311           140
                                                         ----------       ----------     -----------       -----------    ----------
Net charge-offs..................................           11,653           10,933           8,895             4,948         2,951
      Provision charged to expense...............           11,129           11,646          10,263             6,846         1,197
                                                         ----------       ----------     -----------       -----------    ----------
Loan loss reserve at end of period...............      $    17,509      $    16,211    $     11,290      $      8,661   $     6,002
                                                         ==========       ==========     ===========       ===========    ==========

Average loans....................................      $ 1,633,813      $ 1,286,503    $  1,085,680      $    965,632   $   781,503
Total loans, net of unearned income (period end).        1,859,138        1,602,415       1,124,775         1,062,660       923,068
Net charge-offs as a percentage of average loans.             0.71%            0.84%           0.82%             0.51%         0.38%
Allowance for loan losses as a percentage of loans
   excluding loans held for sale.................             1.00             1.19            1.01              0.92          0.71




                                                                     Composition of Allowance for Loan Losses
                                                                         (dollars in thousands)


Allowance Breakdown
                                                                                        December 31,
                                                        ----------------------------------------------------------------------------
                                                             1998           1997         1996              1995            1994
                                                             ----           ----         ----              ----            ----

Commercial, financial and
     agricultural................................     $     3,329      $   2,754      $  2,415       $       2,287      $  1,730
Real Estate
     Construction................................             263            255           203                 151           130
     Mortgage:
       Residential...............................             791            358           267                 233           135
       Commercial and
          multifamily............................           1,663          1,359         1,218                 946           581
Consumer.........................................           5,310          5,011         2,890               1,535         1,071
Credit cards.....................................           4,526          5,426         3,157               2,643         1,757
Loans held for sale..............................             175            162            11                   0             0
Unallocated (1)..................................           1,452            886         1,129                 866           598
                                                        ----------       --------       -------       -------------       -------
           Total.................................     $    17,509      $  16,211      $ 11,290       $       8,661      $  6,002
                                                        ==========       ========       =======       =============       =======



Percentage of Loans in Category
                                                                                         December 31,
                                                        ----------------------------------------------------------------------------
                                                             1998           1997          1996                1995          1994
                                                             ----           ----          ----                ----          ----

Commercial, financial and
     agricultural................................           16.07%         16.46%        17.61%              20.08%        21.13%
Real Estate
     Construction................................            3.02           3.09          3.30                3.36          2.82
     Mortgage:
       Residential...............................           24.17          23.52         21.99               23.23         24.31
       Commercial and
          multifamily............................           40.28          37.76         33.96               24.97         32.31
Consumer.........................................           12.72          15.34         19.51               19.09         15.09
Credit cards.....................................            3.74           3.83          3.63                9.27          4.34
                                                        ----------       --------       -------       -------------       -------
           Total (2).............................          100.00%        100.00%       100.00%             100.00%       100.00%
                                                        ==========       ========       =======       =============       =======

(1) The unallocated allowance represents amounts that have been provided by the Company for probable losses which are inherent in the loan portfolio at various points in time. These amounts have not been allocated in the Company's allowance model to the specific loan categories provided.
(2) The figure used in calculating total loans excludes loans held for sale and is net of unearned income.


                                                                                   Types of Deposits
                                                                               (dollars in thousands)


                                                                                   Balance as of December 31,
                                                     -------------------------------------------------------------------------------
                                                           1998             1997               1996           1995          1994
                                                           ----             ----               ----           ----          ----
Demand deposit accounts..........................  $     286,831      $   206,938       $    194,067    $   160,393   $   126,974
NOW accounts.....................................        485,382          314,994            184,450        132,063       117,271
Savings accounts.................................         90,400           74,248             57,977         66,552        94,774
Money market accounts............................        177,350          183,032            177,665        178,662       155,695
Time deposits....................................        790,395          736,781            474,553        403,914       371,169
Time deposits of $100,000 and
   over..........................................        294,878          230,549            192,338        177,665       135,865
                                                     ------------      -----------        -----------     ----------    ----------
     Total deposits..............................  $   2,125,236      $ 1,746,542       $  1,281,050    $ 1,095,491   $ 1,001,748
                                                     ============      ===========        ===========     ==========    ==========



                                                                                Percent of Deposits as of December 31,
                                                     -------------------------------------------------------------------------------
                                                           1998             1997               1996           1995           1994
                                                           ----             ----               ----           ----           ----

Demand deposit accounts..........................          13.50%           11.85%             15.15%         14.64%        12.68%
NOW accounts.....................................          22.84            18.04              14.40          12.06         11.71
Savings accounts.................................           4.25             4.25               4.53           6.07          9.46
Money market accounts............................           8.34            10.47              13.87          16.31         15.54
Time deposits....................................          37.19            42.19              37.04          36.87         37.05
Time deposits of $100,000 and
   over..........................................          13.88            13.20              15.01          16.22         13.56
                                                     ------------      -----------        -----------     ----------    ----------
     Total deposits..............................         100.00%          100.00%            100.00%        100.00%       100.00%
                                                     ============      ===========        ===========     ==========    ==========






                                             Certificates of Deposit Greater than $100,000
                                                     (dollars in thousands)


Maturing in three months or less...................................................   $  121,624
Maturing in over three through six months..........................................       61,295
Maturing in over six through twelve months.........................................       67,988
Maturing in over twelve months.....................................................       43,971
                                                                                        ---------
          Total....................................................................   $  294,878
                                                                                        =========



                                                                     Return on Equity and Assets



                                                                                     Years Ended December 31,
                                                      ------------------------------------------------------------------------------
                                                                  1998        1997        1996            1995              1994
                                                                  ----        ----        ----            ----              ----
Return on average assets..............................            0.95%       0.84%       0.71%           0.74%            (0.16)%
Return on average equity..............................            8.34       11.62       10.56           10.43             (1.99)
Return on average common equity.......................            8.34       11.63       10.97           17.07             (3.08)
Average equity as a percentage of
   average assets.....................................           11.38        7.25        6.70            7.11              8.27
Dividend payout ratio.................................           27.73       24.58       27.17           25.00               n/m


                                                                   Short Term Borrowings
                                                                   (dollars in thousands)

                                           Maximum
                                         Outstanding                      Average                             Interest
                                            At Any          Average      Interest               Ending         Rate at
Year Ended December 31,                   Month End         Balance        Rate                 Balance        Year End
-----------------------                   ---------         -------        ----                 -------        --------
1998
Federal funds purchased and
   repurchase agreements..............    $   154,065  $    117,305         5.28%        $     154,065         4.22%
Advances from the FHLB...............             920          ----         ----                   920         5.82
Commercial paper......................         21,198         4,422         6.15                  ----         ----
Other.................................            838           141         7.75                   838         7.79
                                                         ------------------------          -------------------------
                                                       $    121,868         5.32%        $     155,823         4.25%
                                                         ========================          =========================


1997
Federal funds purchased and
   repurchase agreements..............    $   113,421  $     91,289         5.33%        $     112,161         5.22%
Advances from the FHLB...............         115,000        57,407         5.84                 -----        -----
Commercial paper......................         27,254        20,370         6.25                27,254         6.33
Other.................................            324           154         7.50                   324         7.55
                                                         ------------------------          -------------------------
                                                       $    169,220         5.61%        $     139,739         5.44%
                                                         ========================          =========================


1996
Federal funds purchased and
   repurchase agreements..............    $    95,013  $     80,644         5.26%        $      87,144         5.32%
Advances from the FHLB...............         115,000        64,554         5.52                40,000         6.95
Commercial paper......................         18,558        13,067         6.29                18,016         6.40
Other.................................             29            29         7.81                    29         7.72
                                                         ------------------------          -------------------------
                                                       $    158,294         5.47%        $     145,189         5.90%
                                                         ========================          =========================





                                                                          Interest Rate Sensitivity

                                                                               (dollars in thousands)


                                                                                            Total
                                                       0-3         4-6          7-12       Within    Over One       Non-
                                                     Months       Months       Months     One Year     Year      Sensitive   Total
                                                     ------       ------       ------     --------     ----      ---------   -----
Assets
Earning assets
   Loans, net of unearned income.................. $  931,892   $  86,915   $ 142,444  $ 1,161,251  $ 697,401  $     486  $1,859,138
   Investment securities, taxable.................     87,815      60,023      35,974      183,812    214,024      1,250     399,086
   Investment securities, nontaxable..............      2,499       3,399         656        6,554     42,390          0      48,944
   Federal funds sold.............................      5,000           0           0        5,000          0          0       5,000
   Interest bearing balances with
     other banks..................................     54,238         750           0       54,988          0          0      54,988
                                                    ----------   ---------   ---------  -----------  ---------  ---------  ---------
               Total earning assets...............  1,081,444     151,087     179,074    1,411,605    953,815      1,736   2,367,156
Non-earning assets, net...........................          0           0           0            0               358,778     358,778
                                                    ----------   ---------   ---------  -----------  ---------  ---------  ---------
               Total assets....................... $1,081,444   $ 151,087   $ 179,074  $ 1,411,605  $ 953,815  $ 360,514  $2,725,934
                                                    ==========   =========   =========  ===========  =========  =========  =========


Liabilities and Shareholders' Equity
Liabilities
   Interest-bearing liabilities
      Interest-bearing deposits
          Interest Checking....................... $  486,295   $       0   $       0  $   486,295  $       0  $       0  $  486,295
          Savings.................................     90,400           0           0       90,400          0          0      90,400
          Money Market............................    176,437           0           0      176,437          0          0     176,437
          Certificates of Deposit.................    358,184     242,951     239,891      841,026    151,999          0     993,025
          Other...................................     33,274      22,569      22,285       78,128     14,120          0      92,248
                                                    ----------   ---------   ---------  -----------  ---------  ---------  ---------
            Total interest-bearing deposits.......  1,144,590     265,520     262,176    1,672,286    166,119          0   1,838,405
                                                    ----------   ---------   ---------  -----------  ---------  ---------  ---------
      Short-term borrowings.......................    154,576           0           0      154,576          0          0     154,576
      Long-term borrowings (1)....................        312         302         634        1,248     63,080          0      64,328
                                                    ----------   ---------   ---------  -----------  ---------  ---------  ---------
            Total interest-bearing liabilities....  1,299,478     265,822     262,810    1,828,110    229,199          0   2,057,309
   Noninterest bearing liabilities
      Noninterest bearing deposits................          0           0           0            0          0    286,831     286,831
      Other noninterest bearing liabilities, net..          0           0           0            0          0     37,431      37,431
                                                    ----------   ---------   ---------  -----------  ---------  ---------  ---------
            Total liabilities.....................  1,299,478     265,822     262,810    1,828,110    229,199    324,262   2,381,571
                                                    ----------   ---------   ---------  -----------  ---------  ---------  ---------
Shareholders'equity...............................          0           0           0            0          0    344,363     344,363
                                                    ----------   ---------   ---------  -----------  ---------  ---------  ---------
            Total liabilities and shareholders'
               equity............................. $1,299,478   $ 265,822   $ 262,810  $ 1,828,110  $ 229,199  $ 668,625  $2,725,934
                                                    ==========   =========   =========  ===========  =========  =========  =========

Interest sensitive gap............................ $ (218,034)  $(114,735)  $ (83,736) $  (416,505) $ 724,616  $(308,111)         --
Cumulative interest sensitive gap................. $ (218,034)  $(332,769)  $(416,505) $  (416,505) $ 308,111         --          --



(1) Long-term borrowings include the current portion of long-term debt which is reclassified to short-term borrowings on the balance sheet.



                                                                                      Noninterest Income
                                                                                     (dollars in thousands)

                                                                                  Years Ended December 31,
                                                             -----------------------------------------------------------------------

                                                                      1998           1997       1996         1995       1994
                                                                      ----           ----       ----         ----       ----

Service charges on deposits.............................       $      8,673   $     6,997  $    6,490  $     5,524   $  4,089
Loan securitization income..............................              1,635          (545)      2,865        2,775          0
Mortgage banking income:
   Origination fees.....................................              2,752         1,688       1,358        1,086        954
   Gain on sale of mortgage loans.......................                910           798          34          699        112
   Servicing and other..................................                873           935       1,394          377        572
   Gain on sale of mortgage servicing rights............                  0           212         107        2,943          0
Fees for trust services.................................              1,570         1,407       1,286        1,042        919
Gain on sale of branches................................                  0         2,250           0            0          0
Gain on sale of credit cards............................                  0             0       4,293            0          0
Gain on sale of securities..............................                580         3,011         973          769         75
Sundry..................................................              5,538         2,862       2,541        2,111      1,505
                                                                 -----------    ----------   ---------   ----------    -------
          Total noninterest income......................       $     22,531   $    19,615  $   21,341  $    17,326   $  8,226
                                                                 ===========    ==========   =========   ==========    =======




                                                                                      Noninterest Expense
                                                                                     (dollars in thousands)


                                                                                    Years Ended December 31,
                                                             -----------------------------------------------------------------
                                                                      1998           1997       1996         1995       1994

Salaries and wages......................................       $     25,435   $    21,154  $   20,573  $    17,524   $ 15,023
Benefits................................................              5,683         4,967       4,649        4,584      4,375
Occupancy...............................................              6,130         5,221       4,336        4,209      3,728
Furniture and equipment.................................              4,739         3,951       3,621        3,182      2,577
Other real estate owned and other losses........                        367           416       2,120          364        280
Intangibles amortization................................              4,468         1,541       1,889        1,774      2,410
Savings Association Insurance
   Fund assessment......................................                  0             0       1,184            0          0
Stationery, supplies and printing.......................              1,436         1,321       1,183        1,037      1,223
Postage.................................................              1,378         1,349       1,105        1,127        861
Advertising.............................................                736         1,647         821        1,427        959
Federal deposit insurance premiums......................                571           494         469        1,983      2,114
Credit card solicitation charges........................                  0             0         383        1,910          0
Credit card restructuring charges.......................                  0             0           0            0     12,214
Sundry..................................................             13,901        10,182       9,342        7,761      6,075
                                                                 ===========    ==========   =========   ==========    =======
          Total noninterest expense.....................       $     64,844   $    52,243  $   51,675  $    46,882   $ 51,839
                                                                 ===========    ==========   =========   ==========    =======

ITEM 2 - PROPERTIES
         At December 31, 1998, the Company conducted business through 73 locations in South Carolina. Of these locations, the Company or a subsidiary of the Company owns 31 locations and leases 42 locations. The rental payments due under the leases approximate market rates. Leases generally have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. The leases generally provide that the lessee pay property taxes, insurance and maintenance costs. At December 31, 1998, the total net tangible book value of the premises and equipment and leasehold improvements owned by the Company was $46,953,000. The Company believes that its physical facilities are adequate for its current operations.

         The Company's headquarters are located on Main Street in Greenville's downtown commercial area which is currently the site of Carolina First Bank's Greenville main office branch. The Company has temporarily relocated many administrative functions from the Main Street location to another office building, purchased in October 1993, with approximately 27,000 square feet in downtown Greenville. This building also houses a trust department and a mortgage origination office. The Company has entered into a lease agreement with an unrelated third party to lease approximately 100,000 square feet in a building being constructed on the property adjoining Carolina First Bank's Greenville main office branch. This lease is expected to commence in 1999 at which time the current downtown Greenville office building will be sold.

         In 1998, the Company entered into a lease agreement with an unrelated third party to lease approximately 65,000 square feet in a building being constructed in downtown Columbia. This facility will accommodate the Columbia main office branch, regional administrative offices, trust, investments and CF Mortgage, all of which are currently being operated from buildings in downtown Columbia, which are being leased.

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

         On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, a majority of the Company's and Carolina First Bank's directors and certain executive and other officers. The named plaintiffs are the Company by and through certain minority shareholders. The Company filed a motion to dismiss with respect to all claims in this complaint, which was granted in December 1997. Plaintiffs have appealed the dismissal. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; fraud and constructive fraud; and negligent management. The factual basis upon which these claims are made generally involves the payment to Company officers and other individuals of a bonus in stock held by the Company in Affinity (as reward for their efforts in connection with the Company's procurement of stock in Affinity), statements to former shareholders of Midlands National Bank in connection with the Company's acquisition of that bank, and alleged mismanagement by certain executive officers involving financial matters. The complaint seeks damages for the benefit of the Company aggregating $41 million and recision of the Affinity bonus.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1998.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
            MATTERS

         The Company has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994 and increased this dividend annually. At the December 16, 1998 meeting, the Board of Directors approved a $0.09 per share cash dividend on the common stock representing an effective annual increase of approximately 11%. The Company presently intends to continue to pay this quarterly cash dividend on the common stock; however, future dividends will depend upon the Company's financial performance and capital requirements.

         The Company generates cash to pay dividends primarily through dividends paid to it by its subsidiaries. South Carolina's banking regulations restrict the amount of dividends that may be paid from Carolina First Bank. All dividends paid from Carolina First Bank are subject to prior approval by the South Carolina Commissioner of Banking and are payable only from the undivided profits of Carolina First Bank. At December 31, 1998, Carolina First Bank's retained earnings were $53.8 million excluding the unrealized gain on securities. However, the payments of any such dividends would be subject to receipt of appropriate regulatory approvals. The OTS restricts the amount of dividends that Carolina First Bank, F.S.B. can pay to the Company. These restrictions require Carolina First Bank, F.S.B. to obtain prior approval of the OTS and not pay dividends in excess of current earnings.

         The Board of Directors declared a six-for-five stock split effected in the form of a 20% common stock dividend, issued on January 30, 1997, to common stockholders of record as of January 15, 1997. This dividend resulted in the issuance of 1,870,130 shares of the Company's $1.00 par value common stock. Per share data of prior periods have been restated to reflect this dividend.

         On February 1, 1997, all outstanding shares of the Series 1993B Cumulative Convertible Preferred Stock ("Series 1993B Preferred Stock") were converted into the Company's Common Stock. In connection with such conversion, the Company issued 108,341 shares of it Common Stock.

         On February 13, 1998, the Company completed the sale of 2.0 million shares of its Common Stock to certain overseas investors (the "Regulation S Offering"). The shares were offered and sold only to non-U.S. persons under an exemption from registration provided by Regulation S under the Securities Act of 1933. In connection with this offering, the Company received net proceeds of approximately $39 million. Subsequent to the consummation of the Regulation S Offering, the Company filed a registration statement with the Securities and Exchange Commission registering the further sale of such shares by the institutional investors which purchased the shares in the Regulation S Offering. This registration statement became effective on March 11, 1998.

         During the fourth quarter of 1998, the Company repurchased 394,874 shares of common stock in connection with the acquisition of First National Bank of Pickens County.

         The remaining information required by this Item 5 is set forth on page 52 of the Company's 1998 Annual Report to Shareholders and is incorporated by reference herein. As of March 12, 1999, there were 4,803 common shareholders of record.

ITEM 6 - SELECTED FINANCIAL DATA

         The information required by this item is set forth on page 12 in the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

         The information required by this item is set forth on pages 13 through 25 in the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth on pages 26 through 49 in the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III



ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth on pages 2, 3, 4 and 17 of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item may be found on pages 5 through 15 of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth on page 16 of the Company's Proxy Statement for the 1999 Annual Meeting of the Shareholders and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth on page 17 of the Company's Proxy Statement for the 1999 Annual Meeting of the Shareholders and is incorporated herein by reference.



                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Certain documents filed as part of this Form 10-K:

1.       Financial Statements

         The information  required by this item is set forth on pages 26 through
         49  in  the  Company's  1998  Annual  Report  to  Shareholders,   which
         information  is  incorporated  herein  by  reference.   The  Report  of
         Independent Auditors,  dated January 22, 1999, of KPMG Peat Marwick LLP is  included  on  page  27 of  the  Company's  1998  Annual  Report  to
         Shareholders, which information is incorporated herein by reference.

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

10.3 --  Carolina First Corporation Amended and Restated Stock Option Plan:
         Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-80822.
10.4 -- Carolina First Corporation Salary Reduction Plan: Incorporated by reference to Exhibit 28.1 of Carolina First Corporation's Registration Statement on Form S-8, Commission File No. 33-25424.
10.5 -- Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between Carolina First Corporation and Mack I. Whittle, Jr.: Incorporated by reference to Exhibit 10.5 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083.
10.6 -- Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between Carolina First Corporation and William S. Hummers III: Incorporated by reference to Exhibit 10.6 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083.
10.7 -- Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between Carolina First Corporation and James W. Terry, Jr.: Incorporated by reference to Exhibit 10.7 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083.
10.8 -- Noncompetition and Severance Agreement dated February 21, 1996, between Carolina First Corporation and David L. Morrow: Incorporated by reference to Exhibit 10.8 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083.
10.9 --  Short-Term  Performance  Plan:  Incorporated by reference to Exhibit
         10.3 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083.
10.10--  Carolina First Corporation Long-Term Management Performance Plan:
         Incorporated by reference to Exhibit 10.11 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 0-15083.
10.11-- Carolina First Corporation Employee Stock Purchase Plan: Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-79668.
10.12-- Carolina First Corporation Directors Stock Option Plan: Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33- 82668/82670.
10.13-- Pooling and Servicing Agreement dated as of December 31, 1994 between Carolina First Bank, as Seller and Master Servicer, and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 28.1 of Carolina First Corporation's Current Report on Form 8-K dated as of January 24, 1995.
10.14-- 1994-A Supplement dated as of December 31, 1994 between Carolina First Bank, as Seller and Master Servicer, and The Chase Manhattan Bank, as Trustee. Incorporated by reference to Exhibit 28.2 of Carolina First Corporation's Current Report on Form 8-K dated as of January 24, 1995.
10.15-- Warrant to Purchase Common Stock of Affinity Financial Group, Inc. and Amendment No. 1 with respect to Warrant to Purchase Common Stock of Affinity Financial Group, Inc. Incorporated by reference to Exhibit
         10.16 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083.
10.16-- Letter Agreement between Carolina First Corporation and the Board of Governors of the Federal Reserve Board regarding warrant to purchase shares of Affinity Technology Group, Inc. common stock. Incorporated by reference to Exhibit 10.1 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 0-15083.

10.17-- Office of Thrift Supervision Modification of Approval of Holding Company Acquisition and Purchase of Assets and Assumption of Liabilities dated July 25, 1997 between Net.B@nk, Inc. and the Office of Thrift Supervision Regarding Restricitions on Net.B@nk, Inc. Stock. Incorporated by reference to Exhibit 10.2 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-15053.
10.19-- Office of Thrift Supervision Letter granting Carolina First Corporation permission to reduce its Net.B@nk, Inc. stock holdings.
11.1 --  Computation of Per Share Earnings.
12.1 -- Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
13.1 --  1998 Annual Report to Shareholders of the Company.
21.1 --  Subsidiaries of the Registrant.
23.1 --  Consent of KPMG Peat Marwick LLP.


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

CAROLINA FIRST CORPORATION

Signature                                            Title                                          Date
---------                                            -----                                          ----

/s/Mack I. Whittle, Jr.                              President, Chief                          March 17, 1999
-------------------------------                      Executive Officer and Director
Mack I. Whittle, Jr.

/s/William S. Hummers III                            Executive Vice President and              March 17, 1999
--------------------------------                     Secretary
William S. Hummers III                               (Principal Accounting and
                                                     Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated:

Signature                                            Title                                          Date
---------                                            -----                                          ----

/s/William R. Timmons, Jr.                           Chairman                                  March 17, 1999
--------------------------------
William R. Timmons, Jr.

/s/Mack I. Whittle, Jr.                              Director                                  March 17, 1999
--------------------------------
Mack I. Whittle, Jr.

/s/William S. Hummers III                            Director                                  March 17, 1999
--------------------------------
William S. Hummers III

/s/Judd B. Farr                                      Director                                  March 17, 1999
--------------------------------
Judd B. Farr

/s/C. Claymon Grimes, Jr.                            Director                                  March 17, 1999
--------------------------------
C. Claymon Grimes, Jr.

--------------------------------                     Director                                  March 17, 1999
M. Dexter Hagy

/s/Vernon E. Merchant, Jr.                           Director                                  March 17, 1999
--------------------------------
Vernon E. Merchant, Jr.

/s/William R. Phillips                               Director                                  March 17, 1999
--------------------------------
William R. Phillips

/s/H. Earle Russell, Jr.                             Director                                  March 17, 1999
--------------------------------
H. Earle Russell, Jr.

/s/Charles B. Schooler                               Director                                  March 17, 1999
-------------------------------
Charles B. Schooler



--------------------------------                     Director                                  March 17, 1999
Elizabeth P. Stall

/s/Eugene E. Stone IV                                Director                                  March 17, 1999
--------------------------------
Eugene E. Stone IV

/s/David C. Wakefield                                Director                                  March 17, 1999
--------------------------------
David C. Wakefield III




                                                   INDEX TO EXHIBITS




        Exhibit
        Number                 Description
        ------                 -----------

        10.19                  OTS Letter granting Carolina First Corporation permission to reduce
                               Net.B@nk, Inc. stock holdings.

        11.1                   Computation of Per Share Earnings.

        12.1                   Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges
                               and Preferred Stock Dividends.

        13.1                   1998 Annual Report to Shareholders of the Company.

        21.1                   Subsidiaries of the Registrant.

        23.1                   Consent of KPMG Peat Marwick LLP.
