Form 10-Q
period 1999-03-31
CAROLINA FIRST CORP
filed 1999-05-17
CIK 797871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

  [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______to_________


Commission file number 0-15083


                           CAROLINA FIRST CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                       57-0824914
 ------------------------------                              ------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

102 South Main Street, Greenville, South Carolina                29601
-------------------------------------------------               -------
(Address of principal executive offices)                       (ZIP Code)

Registrant's telephone number, including area code (864) 255-7900

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's $1.00 par value common stock as of May 10, 1999 was 22,496,905.

CONSOLIDATED BALANCE SHEETS
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
($ in thousands, except share data)
(Unaudited)

                                                                              March 31,                       December 31,
                                                                 --------------------------------------   ---------------------
ASSETS                                                                    1999                  1998                  1998
                                                                 -----------------    -----------------   ---------------------
Cash and due from banks......................................  $          127,745   $           67,095  $              102,516
Interest-bearing bank balances...............................              28,558               47,229                  54,988
Federal funds sold and resale agreements.....................              12,000              105,000                   5,000
Securities
   Trading...................................................               2,134                3,991                   3,543
   Available for sale........................................             323,527              353,083                 395,140
   Held for investment (market value $48,760, $33,468 and
   $50,192, respectively)....................................              48,107               32,877                  49,347
                                                                 -----------------    -----------------   ---------------------
     Total securities........................................             373,768              389,951                 448,030
                                                                 -----------------    -----------------   ---------------------
Loans
   Loans held for sale.......................................              84,820              139,033                 112,918
   Loans held for investment.................................           1,824,369            1,366,018               1,753,778
      Less unearned income...................................              (7,415)             (10,461)                 (7,558)
      Less allowance for loan losses.........................             (18,102)             (15,349)                (17,509)
                                                                 -----------------    -----------------   ---------------------
        Net loans............................................           1,883,672            1,479,241               1,841,629
                                                                 -----------------    -----------------   ---------------------
Premises and equipment, net..................................              46,841               38,774                  46,953
Accrued interest receivable..................................              18,348               15,657                  19,702
Intangible assets............................................             128,760               56,885                 130,402
Other assets.................................................              78,545               50,915                  76,714
                                                                 -----------------    -----------------   ---------------------
                                                               $        2,698,237   $        2,250,747  $            2,725,934
                                                                 =================    =================   =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing......................................  $          264,375   $          228,866  $              286,831
    Interest-bearing.........................................           1,829,066            1,597,163               1,838,405
                                                                 -----------------    -----------------   ---------------------
      Total deposits.........................................           2,093,441            1,826,029               2,125,236
  Borrowed funds.............................................             194,310              124,263                 193,286
  Subordinated notes.........................................              25,650               25,522                  25,618
  Accrued interest payable...................................              14,393               16,192                  16,373
  Other liabilities..........................................              21,517               15,358                  21,058
                                                                 -----------------    -----------------   ---------------------
     Total liabilities.......................................           2,349,311            2,007,364.              2,381,571
                                                                 -----------------    -----------------   ---------------------

Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding none..............................                  --                   --                      --
  Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 21,985,026, 17,709,935
    and 22,005,391 shares, respectively......................              21,985               17,710                  22,005
  Surplus....................................................             288,185              201,967                 288,577
  Retained earnings..........................................              40,254               23,337                  35,914
  Guarantee of employee stock ownership plan debt and
    nonvested restricted stock...............................              (2,746)              (3,617)                 (2,963)
   Accumulated other comprehensive income, net of tax........               1,248                3,986                     830
                                                                 -----------------    -----------------   ---------------------
     Total shareholders' equity..............................             348,926              243,383                 344,363
                                                                 -----------------    -----------------   ---------------------
                                                               $        2,698,237   $        2,250,747  $            2,725,934
                                                                 =================    =================   =====================

CONSOLIDATED STATEMENTS OF INCOME
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
($ in thousands, except share data)
(Unaudited)

                                                                  Three Months Ended March 31,
                                                             ----------------------------------------
                                                                      1999                1998
                                                             ----------------------------------------
Interest Income
  Interest and fees on loans.................................  $          42,599   $          36,229
  Interest and dividends on securities                                     5,671               4,815
  Interest on short-term investments.........................                592               1,083
                                                                 ----------------    ----------------
    Total interest income....................................             48,862              42,127
                                                                 ----------------    ----------------

Interest Expense
  Interest on deposits.......................................             20,409              19,275
  Interest on borrowed funds.................................              2,767               2,625
                                                                 ----------------    ----------------
    Total interest expense...................................             23,176              21,900
                                                                 ----------------    ----------------
    Net interest income......................................             25,686              20,227

Provision for Loan Losses....................................              3,411               2,136
                                                                 ----------------    ----------------
    Net interest income after provision for loan losses......             22,275              18,091
                                                                 ----------------    ----------------

Noninterest Income
  Service charges on deposit accounts........................              2,246               1,876
  Mortgage banking income....................................                848               1,493
  Loan securitization income.................................                597                 (81)
  Fees for trust services....................................                396                 352
  Gain on sale of securities.................................                163                 140
  Gain on disposition of equity investments..................             15,471                  --
  Other......................................................              1,398                 833
                                                                 ----------------    ----------------
    Total noninterest income.................................             21,119               4,613
                                                                 ----------------    ----------------

Noninterest Expenses
  Personel expense...........................................             11,248               7,493
  Occupancy..................................................              1,682               1,469
  Furniture and equipment....................................              1,365               1,095
  Amortization of intangibles................................              1,918                 874
  Charitable contribution to foundation......................             11,890                  --
  Other......................................................              6,267               4,328
                                                                 ----------------    ----------------
    Total noninterest expenses...............................             34,370              15,259
                                                                 ----------------    ----------------
    Income before income taxes...............................              9,024               7,445
Income taxes.................................................              2,700               2,751
                                                                 ----------------    ----------------
    Net income ..............................................  $           6,324   $           4,694
                                                                 ================    ================

Net Income per Common Share:
    Basic....................................................  $            0.29   $            0.28
    Diluted..................................................               0.29                0.28
Average Common Shares Outstanding:
    Basic....................................................         21,843,485          16,588,163
    Diluted..................................................         22,173,378          16,922,202

Cash Dividends Declared per Common Share.....................  $            0.09   $            0.08

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
($ in thousands, except share data)
(Unaudited)

                                                           Shares of
                                                            Common      Preferred     Common
                                                             Stock        Stock       Stock        Surplus
                                                        --------------------------------------------------
BALANCE, DECEMBER 31, 1997 .............................  15,659,338        --       $ 15,659    $ 164,517

  Net income ...........................................          --        --             --           --


  Other comprehensive income (loss), net of tax:
Unrealized losses on securities:
       Unrealized holding losses arising during
          period, net of taxes of $260 .................          --        --             --           --

       Less:  reclassification adjustment for gains
          included in net income, net of taxes of $14 ..          --        --             --           --
     Other comprehensive loss ..........................          --        --             --           --
  Comprehensive income .................................          --        --             --           --

  Cash dividends declared ($0.08 per common share) .....          --        --             --           --
  Common stock issued pursuant to:
    Stock offering .....................................   2,000,000        --          2,000       36,381
    Dividend reinvestment plan .........................      18,216        --             19          374
    Employee stock purchase plan .......................       2,244        --              2           44
    Restricted stock plan ..............................      28,945        --             29          593
    Exercise of stock options and stock warrants .......       1,192        --              1           24

  Miscellaneous ........................................          --        --             --           34
                                                        --------------------------------------------------
BALANCE, MARCH 31, 1998 ................................  17,709,935        --       $ 17,710    $ 201,967
                                                        ==================================================



BALANCE, DECEMBER 31, 1998 .............................  22,005,391        --       $ 22,005    $ 288,577

  Net income ...........................................          --        --             --           --


  Other comprehensive income, net of tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during
          period, net of taxes of $3,905 ...............          --        --             --           --

       Less:  reclassification adjustment for gains
          included in net income, net of taxes of $4,139          --        --             --           --
    Other comprehensive income .........................          --        --             --           --
  Comprehensive income .................................          --        --             --           --

  Cash dividends declared ($0.09 per common share) .....          --        --             --           --
  Common stock issued pursuant to:
    Repurchase of stock ................................     (40,000)       --            (40)        (816)
    Dividend reinvestment plan .........................      16,554        --             17          335
    Employee stock purchase plan .......................       2,991        --              3           60
    Exercise of stock options and stock warrants .......          90        --             --            2

  Miscellaneous ........................................          --        --             --           27
                                                        --------------------------------------------------
BALANCE, MARCH 31, 1999 ................................  21,985,026        --       $ 21,985    $ 288,185
                                                        ==================================================


                                                            Retained    Accumulated
                                                            Earnings       Other
                                                              and      Comprehensive
                                                             Other*        Income      Total
                                                        -------------------------------------
BALANCE, DECEMBER 31, 1997 .............................    $ 16,930    $  4,553    $ 201,659

  Net income ...........................................       4,694          --        4,694


  Other comprehensive income (loss), net of tax:
Unrealized losses on securities:
       Unrealized holding losses arising during
          period, net of taxes of $260 .................          --        (516)          --

       Less:  reclassification adjustment for gains
          included in net income, net of taxes of $14 ..          --         (51)          --
                                                                         -------    ---------
     Other comprehensive loss ..........................          --        (567)        (567)
                                                                         -------    ---------
  Comprehensive income .................................          --                    4,127
                                                                                    ---------
  Cash dividends declared ($0.08 per common share) .....      (1,417)         --       (1,417)
  Common stock issued pursuant to:
    Stock offering .....................................          --          --       38,381
    Dividend reinvestment plan .........................          --          --          393
    Employee stock purchase plan .......................          --          --           46
    Restricted stock plan ..............................          --          --          622
    Exercise of stock options and stock warrants .......          --          --           25

  Miscellaneous ........................................        (487)         --         (453)
                                                        -------------------------------------
BALANCE, MARCH 31, 1998 ................................    $ 19,720    $  3,986    $ 243,383
                                                        =====================================



BALANCE, DECEMBER 31, 1998 .............................    $ 32,951    $    830    $ 344,363

  Net income ...........................................       6,324          --        6,324


  Other comprehensive income, net of tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during
          period, net of taxes of $3,905 ...............          --       1,022           --

       Less:  reclassification adjustment for gains
          included in net income, net of taxes of $4,139          --        (604)          --
                                                                         -------
    Other comprehensive income .........................          --         418          418
                                                                         -------    ---------
  Comprehensive income .................................          --                    6,742
                                                                                    ---------
  Cash dividends declared ($0.09 per common share) .....      (1,982)         --       (1,982)
  Common stock issued pursuant to:
    Repurchase of stock ................................          --          --         (856)
    Dividend reinvestment plan .........................          --          --          352
    Employee stock purchase plan .......................          --          --           63
    Exercise of stock options and stock warrants .......          --          --            2

  Miscellaneous ........................................         215          --          242
                                                        -------------------------------------
BALANCE, MARCH 31, 1999 ................................    $ 37,508    $  1,248    $ 348,926
                                                        =====================================

* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
($ in thousands, except share data)
(Unaudited)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                  1999         1998
                                                             ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...............................................   $   6,324    $   4,694
  Adjustments to reconcile net income to net cash (used for)
    provided by operations

   Depreciation ............................................       1,034          936
      Amortization of intangibles ..........................       1,918          874
      Charitable contribution to foundation ................      11,890           --
      Provision for loan losses ............................       3,411        2,136

      Gain on sale of securities ...........................        (163)        (140)

      Gain on disposition of equity investments ............     (15,471)          --
      Trading account assets, net ..........................       1,519       (1,539)
      Originations of mortgage loans held for sale .........    (119,222)    (118,867)

      Sale of mortgage loans held for sale .................     105,030      248,298

      Other assets, net ....................................        (418)        (310)
      Other liabilities, net ...............................      (1,907)       2,659
                                                             ----------------------------
   Net cash (used for) provided by operating activities ....      (6,055)     138,741
                                                             ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase (decrease) in cash realized from
      Interest-bearing bank balances .......................      26,430      (12,526)
      Federal funds sold and resale agreements .............      (7,000)    (105,000)
      Sale of securities available for sale ................      67,852        1,180
      Maturity of securities available for sale ............     109,761      122,379

      Maturity of securities held for investment ...........       2,576        3,030

      Purchase of securities available for sale ............    (105,953)    (215,089)

      Purchase of securities held for investment ...........      (1,336)      (2,052)

      Origination of loans, net ............................     (31,497)     (24,709)

      Capital expenditures .................................        (922)         (28)
      Proceeds from disposition of equity investments ......       4,389           --
                                                             ----------------------------
  Net cash provided by (used for) investing activities .....      64,300     (232,815)
                                                             ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in cash realized from
      Change in deposits, net ..............................     (31,795)      79,487
      Borrowed funds, net ..................................       1,024      (29,106)
      Cash dividends paid ..................................      (1,980)      (1,567)
      Issuance of common stock .............................          --       38,381
      Other common and preferred stock activity ............        (265)         648
                                                             ----------------------------
 Net cash (used for) provided by financing activities ......     (33,016)      87,843
                                                             ----------------------------
Net change in cash and due from banks ......................      25,229       (6,231)
Cash and due from banks at beginning of period .............     102,516       73,326
                                                             ----------------------------
Cash and due from banks at end of period ...................   $ 127,745    $  67,095
                                                             ============================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   CAROLINA FIRST CORPORATION AND SUBSIDIARIES


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 1998 Annual Report to Shareholders.


(2)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to approximately $25,156,000 for the three months ended March 31, 1999. Income tax payments of $2.2 million and $1.1 million were made for the three months ended March 31, 1999 and March 31, 1998, respectively.


(3)      BUSINESS COMBINATIONS

         In March 1999, the Company signed a definitive merger agreement with Citrus Bank, a Florida state-chartered bank headquartered in Orlando, Florida. At March 31, 1999, Citrus Bank had total assets of approximately $248 million and operated through eight locations. Under the terms of the agreement, the Company will issue approximately 3.1 million shares of the Company's common stock, which is subject to change based upon the average closing price of the Company's common stock for the 30 trading days preceding the closing date. The transaction is subject to regulatory and shareholder approval and is expected to close in the third quarter. It will be accounted for using the pooling-of-interests method of accounting.

         In March 1999, Carolina First Bank signed a definitive agreement to sell three branch offices located in Ridgeland, Hardeeville and Abbeville, South Carolina to First National Bank, a subsidiary of First National Corporation. The branches have approximately $45 million in deposits and approximately $13 million in loans. The transaction is expected to close in the third quarter and is subject to regulatory approval, among other conditions.

         On April 23, 1999, the Company acquired all the outstanding shares of Citizens First National Bank ("Citizens"), a national bank headquartered in Crescent City, Florida in exchange for 507,931 shares of the Company's common stock. This transaction was accounted for using the pooling-of-interests method of accounting and was valued, as of the date of closing, at approximately $14.1 million. At March 31, 1999, Citizens had total assets, loans and deposits of approximately $59 million, $37 million and $53 million, respectively, and operated through four branch locations. Citizens will operate as a wholly-owned subsidiary of the Company.


(4)      SECURITIES
         The net unrealized gain on securities available for sale increased $418,000 for the three months ended March 31, 1999. The majority of the increase was attributable to an increase in the market value of the Affinity Technology Group, Inc. shares.

(5)      COMMON STOCK

         Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Basic earnings per share also reflect provisions for dividend requirements on all outstanding shares of preferred stock.

         Diluted earnings per share are based on the weighted average number of common shares outstanding during each period, including the assumed conversion of convertible preferred stock into common stock and the assumed exercise of dilutive stock options using the treasury stock method.


(6)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management based on consultation with legal counsel, any outcome of such pending litigation would not materially affect the Company's consolidated financial position or results of operations.

         On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, the majority of the Company's and Carolina First Bank's directors, and certain executive and other officers. The named plaintiffs are the Company by and through certain minority shareholders. The Company filed a motion to dismiss with respect to all claims in this complaint, which was granted in December 1997. Plaintiffs have appealed the grant of the motion to dismiss. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; breach of fiduciary duty and constructive fraud; civil conspiracy; and mutual mistake. The factual basis upon which these claims are made generally involves the payment to Company officers and other individuals of a bonus in stock held by the Company in Affinity Technology Group, Inc. (as reward for their efforts in connection with the Company's procurement of stock in Affinity Technology Group, Inc.), statements to former shareholders of Midlands National Bank in connection with the Company's acquisition of that bank, and alleged mismanagement by certain executive officers involving financial matters. The complaint seeks damages for the benefit of the Company aggregating $41 million and rescission of the Affinity Technology Group, Inc. bonus.

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


(7)      BUSINESS SEGMENTS

         Carolina First has six wholly-owned subsidiaries which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two of these subsidiaries qualify as separately reportable operating segments, Carolina First Bank, and CF Mortgage. These operating segments offer products and services primarily to customers in South Carolina and the surrounding areas. Carolina First Bank's revenues are derived primarily from interest and fees on loans, interest on investment securities and service charges on deposits, while CF Mortgage's revenue is from mortgage banking income.

         The following table summarizes certain financial information concerning the Company's reportable operating segments for the three months ended:

                                           CAROLINA FIRST         CF                     ELIMINATING
                                               BANK           MORTGAGE        OTHER*       ENTRIES         TOTAL
--------------------------------------------------------------------------------------------------------------------
         MARCH 31, 1999

         Income Statement Data
           Total revenue                $      49,761          $  2,274   $     19,941  $      (1,995)  $     69,981
           Net interest income                 24,630                --          1,056             --         25,686
           Provision for loan losses            2,787                --            624             --          3,411
           Noninterest income                   3,262             2,274         17,096         (1,513)        21,119
              Mortgage banking income          (1,360)            2,230            (22)            --            848
           Noninterest expenses                19,347             1,371         15,165         (1,513)        34,370
              Amortization                      1,431                --            487             --          1,918
         Net income                             3,399               585          2,340             --          6,324

         Balance Sheet Data
           Total assets                 $   2,557,515          $  7,424   $    524,838  $    (391,540) $   2,698,237
              Loans - net of
                unearned income             1,841,743                --         60,031             --      1,901,774
              Allowance for
                loan losses                    15,095                --          3,007             --         18,102
              Intangibles                     105,539                --         23,221             --        128,760
           Deposits                         2,033,347                --         77,306        (17,212)     2,093,441
         MARCH 31, 1998
         Income Statement Data
           Total revenue                $      44,190          $  1,960   $      1,526  $        (936)  $     46,740
           Net interest income                 20,031                --            195              1         20,227
           Provision for loan losses            1,777                --            359             --          2,136
           Noninterest income                   2,948             1,960            182           (477)         4,613
              Mortgage banking income            (439)            1,932             --             --          1,493
           Noninterest expenses                13,686             1,171            877           (475)        15,259
              Amortization                        822                --             52             --            874
           Net income                           4,740               508           (554)            --          4,694

         Balance Sheet Data
           Total assets                 $   2,217,672            $5,418   $    299,296  $    (271,639)   $ 2,250,747
              Loans - net of
                unearned income             1,481,385                --         13,205             --      1,494,590
              Allowance for
                loan losses                    14,189                --          1,160             --         15,349
              Intangibles                      54,699                --          2,186             --         56,885
           Deposits                         1,857,538                --             --        (31,509)     1,826,029
--------------------------------------------------------------------------------------------------------------------

         *Other includes corporate related items and results of subsidiaries not meeting the criteria for reportable operating segments, including the Parent Company, Blue Ridge, Carolina First Bank, F.S.B., RPGI and CF Guaranty Reinsurance, Ltd.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND WITH THE STATISTICAL INFORMATION AND FINANCIAL DATA APPEARING IN THIS REPORT AS WELL AS THE ANNUAL REPORT OF CAROLINA FIRST CORPORATION (THE "COMPANY") ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 ARE NOT NECESSARILY INDICATIVE OF RESULTS TO BE ATTAINED FOR ANY OTHER PERIOD.

FORWARD-LOOKING STATEMENTS

         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, plans, objectives, future economic performance, revenues, working capital, liquidity, capital needs, interest costs, income or loss, income or loss per share, dividends and other financial items are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

         The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: projections regarding the estimated annualized financial impact from the sale of the credit cards; risks from changes in economic, monetary policy and industry conditions; changes in interest rates; inflation; risks inherent in making loans including repayment risks and value of collateral; fluctuations in consumer spending; the demand for the Company's products and services; dependence on senior management; technological changes; ability to increase market share and control expenses; acquisitions; changes in accounting policies and practices; costs and effects of litigation; recently-enacted or proposed legislation; and year 2000 readiness.

         Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.


OVERVIEW

The Company, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institutions holding company, which commenced banking operations in December 1986, and currently conducts business through 73 locations in South Carolina and 4 locations in northern Florida. The Company operates through the following subsidiaries: Carolina First Bank, a state-chartered commercial bank; Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking company; Carolina First Bank, F.S.B., a Federal savings bank; Citizens First National Bank ("Citizens"), a national banking association; Blue Ridge Finance Company, Inc. ("Blue Ridge"), a consumer finance company; and Resource Processing Group, Inc. ("RPGI"), a credit card servicing company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers.

         Net income for the first quarter of 1999 increased $1.6 million to $6.3 million, or $0.29 per diluted share, compared with $4.7 million, or $0.28 per diluted share, recorded in the first quarter of 1998. Net income increased 35% from year to year while earnings per diluted share increased 4%. The smaller increase in earnings per diluted share was a result of a 31% increase in average common shares outstanding, principally from the completion of bank mergers and a secondary stock offering. During the quarter, the Company, realized a $15.5 million gain related to selling and transferring shares of Net.B@nk, Inc. ("Net.B@nk") stock in Net.B@nk's secondary public offering and the disposition of a bank technology investment. The gain from the sale of Net.B@nk stock was largely offset by the funding of a charitable foundation. At March 31, 1999, the Company had approximately $2.7 billion in assets, $1.9 billion in loans, $2.1 billion in deposits and $348.9 million in shareholders' equity. At March 31, 1999, the Company's ratio of nonperforming assets to loans and other real estate owned was 0.26%.

         An important part of the Company's growth strategy is to target markets where banking relationships are in a state of flux due to bank mergers. The Company is expanding into northern and central Florida. This represents an extension of the Company's existing strategy, which has proven to be successful in South Carolina, to another southeastern market with similar conditions. On April 23, 1999, the Company acquired all the outstanding shares of Citizens, a national bank headquartered in Crescent City, Florida in exchange for 507,931 shares of the Company's common stock. This transaction was accounted for using the pooling-of-interests method of accounting and was valued, as of the date of closing, at approximately $14.1 million. At March 31, 1999, Citizens had total assets, loans and deposits of approximately $59 million, $37 million and $53 million, respectively, and operated through four branch locations. Citizens has filed an application to open a de novo branch location in Jacksonville, Florida.

         In March 1999, the Company signed a definitive merger agreement with Citrus Bank, a Florida state-chartered bank headquartered in Orlando, Florida. At March 31, 1999, Citrus Bank had total assets of approximately $248 million and operated through eight locations. Under the terms of the agreement, the Company will issue approximately 3.1 million shares of the Company's common stock, which is subject to change based upon the average closing price of the Company's common stock for the 30 trading days preceding the closing date. The transaction is subject to regulatory and shareholder approval and is expected to close in the third quarter. It will be accounted for using the pooling-of-interests method of accounting.

         In March 1999, Carolina First Bank signed a definitive agreement to sell three branch offices located in Ridgeland, Hardeeville and Abbeville, South Carolina to First National Bank, a subsidiary of First National Corporation. The branches have approximately $45 million in deposits and approximately $13 million in loans. The transaction is expected to close in the third quarter and is subject to regulatory approval, among other conditions.

         On April 30, 1999, the Company entered into an agreement with First USA, N.A. pursuant to which it sold credit card receivables totaling approximately $112 million. The credit cards sold include approximately $58 million in the Company's off-balance sheet credit card trust. Any gain or loss recorded in connection with this transaction is not expected to be material. The Company will continue to service these credit cards until the end of August 1999. In connection with the sale, the Company's credit card trust will be terminated effective May 17, 1999. In addition, the Company entered into a partnership agreement with an affiliate of the purchaser to offer credit card products to its retail customers. The Company will continue to originate business credit cards in its market areas and has retained its business credit card receivables which total approximately $2.5 million. The estimated net annual savings related to the sale of credit cards total approximately $1.7 million. The second quarter 1999 earnings impact will be lower than the pro-rated annualized estimated savings. The credit card sale is forecasted to increase second quarter 1999 earnings by approximately $300,000. The foregoing estimates are based on what are believed to be reasonable assumptions, however, no assurance can be given that such assumptions and estimates will be accurate.


EQUITY INVESTMENTS

INVESTMENT IN NET.B@NK, INC.

         At December 31, 1998, the Company owned 1,175,000 shares of Net.B@nk common stock, or approximately 19% of the outstanding shares. These shares were carried on the Company's books at a basis of approximately $979,000. Net.B@nk owns and operates Net.B@nk, FSB, an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. Under the terms of the OTS's regulatory ruling on Net.B@nk in 1997, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000. On January 8, 1999, the OTS granted the Company permission to sell or transfer 370,000 shares in order to reduce its ownership to less than 10%.

         In January 1999, the Company contributed 290,000 shares of Net.B@nk common stock to Carolina First Foundation, a non-profit corporation organized for charitable purposes which establishes an endowment to fund future charitable contributions. In February 1999, the Company contributed capital in the form of 30,000 shares of Net.B@nk common stock to its wholly-owned subsidiary, Carolina First Guaranty Reinsurance, Ltd., a company which will be engaged in the reinsurance of credit insurance to customers of the Company's banking subsidiaries. On February 10, 1999, the Company and Carolina First Guaranty Reinsurance, Ltd. sold 50,000 shares and 30,000 shares, respectively, of Net.B@nk's common stock at a net price of $43.37 per share in connection with Net.B@nk's secondary public offering. In addition, Carolina First Foundation sold 290,000 shares of Net.B@nk common stock at a net price of $43.37 per share.

         At March 31, 1999, the Company owned 805,000 shares, or 9.4% of Net.B@nk's outstanding common stock, and was the largest shareholder. At March 31, 1999, these shares were carried on the Company's books at a basis of approximately $671,000 due to the restriction on selling the shares which expires on July 31, 2000.


INVESTMENT IN AFFINITY TECHNOLOGY GROUP, INC.

         At March 31, 1999, the Company (through its subsidiary CF Investment Company) owned 2,528,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant"). These Affinity shares and the shares represented by the Affinity Warrant constitute approximately 17% of Affinity's outstanding common stock. The investment in Affinity's common stock, which is included in securities available for sale and has a basis of approximately of $160,000, was recorded at its market value of approximately $2.3 million. The Affinity Warrant was not reported on the Company's balance sheet as of March 31, 1999.

         The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities laws.


INVESTMENTS IN COMMUNITY BANKS

         As of March 31, 1999, the Company had equity investments in the following community banks located in the Southeast: Capital Bank in Raleigh, North Carolina; Carolina Bank in Greensboro, North Carolina ; Carolina Savings Bank, Incorporated, S.S.B. in Greensboro, North Carolina; CNB, Inc. in Lake City, Florida; Community Capital Corporation in Greenwood, South Carolina; FirstSpartan Financial Corporation in Spartanburg, South Carolina; Florida Banks, Incorporated in Jacksonville, Florida; Heritage Bancorp, Incorporated in Laurens, South Carolina; People's Community Capital Corporation in Aiken, South Carolina; and Trinity Bank in Monroe, North Carolina. In each case, the Company owns less than 5% of the community bank's outstanding common stock. The Company has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast.


CF INVESTMENT COMPANY

         In September 1997, the Company's subsidiary, CF Investment Company, became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company is a wholly-owned subsidiary of Blue Ridge. CF Investment Company's principal focus is investing in companies that have a bank-related technology or service the Company and its subsidiaries can use. As of March 31, 1999, CF Investment Company has invested approximately $2 million (principally in the form of loans) in companies specializing in electronic document management and Internet-related services. In March 1999, CF Investment Company sold its investment in Corporate Solutions International, a company that develops automated credit decision systems, for a pre-tax gain of approximately $412,000.


EARNINGS REVIEW

NET INTEREST INCOME

         The largest component of the Company's net income is Carolina First Bank`s net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Fully tax equivalent net interest income increased $5.5 million, or 27%, to $25.9 million in the first quarter of 1999 from $20.4 million in the first quarter of 1998. The increase resulted from a higher level of average earning assets and a higher net interest margin. The growth in average earning assets, which increased $375.1 million, or 19%, to approximately $2.4 billion in the first quarter of 1999 from $2.0 billion in the first quarter of 1998 resulted from acquisitions completed in the second half of 1998 and internal loan growth. Average loans, net of unearned income, were $1.9 billion in the first quarter of 1999, compared with $1.6 billion in the first quarter of 1998. Average investment securities were $398.9 million and $316.0 million in the first quarters of 1999 and 1998, respectively.

         The net interest margin of 4.45% for the first quarter of 1999 was higher than the margin of 4.17% for the first quarter of 1998 and 4.21% for the fourth quarter of 1998. The higher net interest margin in 1999 resulted from lower deposit costs partially offset by lower earning asset yields. The lower deposit costs resulted from shifting the deposit mix from certificates of deposit into lower-yielding transaction accounts. Also contributing to the Company's lower cost of deposits was the declining interest rate environment and the Company's rate reductions. The yield on earning assets was lower in 1999 as a result of a 0.75% reduction in the prime interest rate, which occurred during the fourth quarter of 1998. Approximately 54% of the commercial loan portfolio is variable and immediately repriced downward with the decrease in the prime interest rate. The earning asset yield was enhanced somewhat by the restructuring of the loan portfolio. Approximately $246 million, or 89%, of the loans acquired in the acquisition of First Southeast Financial Corporation ("First Southeast"), which closed in November 1997, were mortgage loans. Mortgage loans typically have a lower yield than commercial or consumer loans. During the first quarter of 1998, the Company sold approximately $153 million of First Southeast mortgage loans and deployed the proceeds into higher-yielding commercial and consumer loans during the remainder of 1998.


PROVISION FOR LOAN LOSSES

         The provision for loan losses increased to $3.4 million for the first quarter of 1999 compared with $2.1 million for the first quarter of 1998. The higher 1999 provision for loan losses reflected the higher level of outstanding loans, which increased 34%. As a percentage of average loans, the net charge-off ratio was 0.61% for the first quarter of 1999, compared with 0.76% for the first quarter of 1998. The nonperforming asset ratio remained low at 0.26% as of March 31, 1999, compared with 0.23% as of March 31, 1998.

         Management currently anticipates that significant loan growth will continue in 1999. New market areas, such as northern Florida, are expected to contribute to 1999 portfolio growth. Management intends to closely monitor economic trends and the potential effect on the banking subsidiaries' loan portfolios. In addition, management is discussing Year 2000 readiness with loan customers to assess the related loan collection risk.


NONINTEREST INCOME

         Noninterest income increased to $21.1 million in the first quarter of 1999 from $4.6 million in the first quarter of 1998. Noninterest income in 1999 included non-recurring income from the disposition of equity investments. A non-recurring pre-tax gain of approximately $15.1 million (primarily offset by a contribution to the Carolina First Foundation) was recorded which related to the sale of Net.B@nk stock (see "EQUITY INVESTMENTS-Investment in Net.B@nk, Inc."). In addition, a pre-tax gain of approximately $412,000 was recorded relating to the sale of Corporate Solutions International stock (see "EQUITY INVESTMENTS-CF Investment Company). Excluding these equity dispositions, noninterest income increased $1.0 million to $5.6 million in the first quarter of 1999 from $4.6 million in the first quarter of 1998. This increase was primarily attributable to higher service charges on deposit accounts, loan securitization income and other income.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 20% to $2.2 million in the first quarter of 1999 from $1.9 million for the same time period in 1998. Average deposits for the same period increased 18%. The increase in service charges was attributable to attracting new transaction accounts and improved collection of fees.

         Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first quarter of 1999 decreased to $848,000 compared with $1.5 million in the first quarter of 1998. The decrease was attributable to a $123,000 loss from selling mortgage servicing rights, lower servicing income and lower gains on the sale of loans.

         Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $1.1 million in the first quarter of 1999 compared with $1.3 million in 1998. The decrease in 1999 resulted from lower gains on the sale of loans, primarily due to a lower volume of sales. Mortgage loans totaling approximately $105 million and $248 million were sold in the first quarter of 1999 and 1998, respectively. Mortgage originations totaled approximately $119 million in the first quarter of both 1999 and 1998.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At March 31, 1999, CF Mortgage was servicing or subservicing 22,676 loans having an aggregate principal balance of approximately $1.9 billion. The decrease in both the number of loans serviced and the aggregate principal balance since December 31, 1998 was the result of the sale of mortgage servicing rights associated with approximately 1,000 loans with an aggregate principal balance of $70 million during the first quarter of 1999. The servicing rights sold, which resulted in a pre-tax loss of $123,000, were related to loans with a high likelihood of accelerated prepayments. In the first quarter of 1999, fees related to the servicing portfolio from non-affiliated companies were offset by the related amortization for the mortgage servicing rights and subservicing payments for a loss of $256,000 compared with income of $174,000 in the first quarter of 1998. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

         Fees for trust services in the first three months of 1999 of $396,000 were 13% above the $352,000 earned in the same period of 1998. At March 31, 1999 and 1998, the market value of assets administered by Carolina First Bank's trust department totaled approximately $347 million and $310 million, respectively. The increase in fees and the market value of administered assets resulted from the trust department generating new business in personal trust and employee benefits.

         During the first quarter of 1999, the Company had income of $597,000 from its interests in the credit card and commercial real estate loan trusts, compared to a loss of $81,000 in the first quarter of 1998. Loan securitization income is net of charge-offs associated with the loans in the trusts. Loan securitization income related to credit cards increased to $691,000 (which included $420,000 in RPGI fees for servicing trust credit cards) in the first three months of 1999 compared with a loss of $35,000 in the first three months of 1998. With the sale of the Company's credit cards and the expected May 17, 1999 termination of the credit card trust, loan securitization income related to credit cards will cease during the second quarter of 1999. The commercial real estate loan trust showed a loss of $94,000 during the first quarter of 1999 compared with a loss of $46,000 in the first quarter of 1998. Income associated with the commercial real estate loan trust has declined, and will continue to decline, as loan balances are paid off and the amortization of expenses related to the formation of the trust continues.

         Other noninterest income was $1.4 million in the first quarter of 1999 compared with $833,000 in the first quarter of 1998. The increase was due to higher customer service fees, fees received by RPGI, lease fee income due to higher terminations from a more aged portfolio and merchant processing fees.

         During the second quarter of 1998, the Company expanded its brokerage service offerings through Carolina First Securities, Inc. ("CF Securities"), a subsidiary of Carolina First Bank. CF Securities offers a complete line of investment products and services, including mutual funds, stocks, bonds and annuities.


NONINTEREST EXPENSES

         Noninterest expenses increased $19.1 million to $34.4 million in the first quarter of 1999 from $15.3 million in the first quarter of 1998. Noninterest expenses in the first quarter of 1999 included a non-recurring charitable contribution in the form of Net.B@nk common stock, valued at approximately $12 million, which was made to the Carolina First Foundation (see "EQUITY INVESTMENTS-Investment in Net.B@nk, Inc."). In addition, intangible amortization increased in the first quarter of 1999 as a result of the three mergers completed in the last half of 1998. The remaining increase in expenditures includes operational costs associated with acquired branches, new markets and additional automated teller machines ("ATMs").

         Salaries and wages and employee benefits increased to $11.2 million in the first quarter of 1999 from $7.5 million in the first quarter of 1998. Full-time equivalent employees increased to 861 at March 31, 1999 from 697 at March 31, 1998. The staffing cost increases were primarily due to the costs of expanding in existing and new markets (including the 1998 mergers) and back office support functions to support growth.

         Occupancy and furniture and equipment expenses increased $483,000, or 19%, to $3.0 million in the first three months of 1999 from $2.6 million in the first three months of 1998. This increase resulted principally from additional costs associated with the branches acquired through acquisitions in 1998 and the operating costs associated with additional ATMs.

         Amortization of intangibles increased to $1.9 million in the first quarter of 1999 from $874,000 in the first quarter of 1998. The increase is due to the acquisitions completed in 1998. This level of amortization is expected to continue.

         Other noninterest expenses increased $2.0 million to $6.3 million in the first quarter of 1999 from $4.3 million in the first quarter of 1998. The overall increase in other noninterest expenses was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest items of other noninterest expense were telephone, servicing fees, stationery, supplies, printing and postage.


YEAR 2000

         The Company recognizes a business risk in computerized systems when the calendar rolls over into the new century. Some computer programs, particularly older ones, use two digits rather than four digits for dates. Such programs may recognize "00" as the year 1900 rather than the year 2000 causing interest calculations to be incorrect or possibly causing the program or computer system on which it runs to cease functioning altogether. This problem will occur in any system containing a computer chip, even a telephone system. This problem is commonly called the "Year 2000 Problem." All computer systems used by the Company in its day-to-day operations could be affected.

         Management has established a committee (the "Y2K Project Team") which has identified affected systems and is currently working to ensure that this event will not disrupt operations. A full-time staff member has been assigned to the Y2K Project Team to assist in record keeping and disseminating information. The Y2K Project Team reports regularly to the Audit Committee of the Company's Board of Directors who report to the entire Board of Directors each quarter on Year 2000 compliance. At its June 1998 meeting, the Company's Board of Directors approved a Year 2000 Project Plan and the membership of the Y2K Project Team. The Y2K Project Team is working closely with outside vendors to obtain Year 2000 software corrections and warranty commitments and to arrange mock conversion testing.

         The Company's Year 2000 efforts include comprehensive testing of all hardware and software to ensure that computer systems do not negatively affect operations. Software applications testing began during the second quarter of 1998. The Company's current core banking software, mortgage software and operating systems have been vendor-certified as Year 2000 compliant and have been tested extensively in a User Group environment. The results of User Group testing have been provided for the Company to review. In-house testing of mission critical software and hardware was conducted in the first quarter of 1999 and substantially completed on March 31, 1999 in accordance with FDIC guidelines. These applications include core banking; mortgage servicing, origination and secondary marketing software; ACH software; and core operating system software and hardware. In addition, a professional third party accounting firm has conducted an independent review of core banking software proxy testing results. All third-party providers of non-information technology systems, including elevators, alarm systems and utilities, have been contacted. The Company continues to perform due diligence in seeking information from all vendors regarding their Year 2000 initiatives. The current scheduled completion date for all testing and certification for remaining non-mission critical applications is June 30, 1999.

         The current estimated cost to the Company for all Year 2000 activities is $3.4 million, the majority of which will be capitalized. Incomplete or untimely compliance would have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified because of the inherent variables and uncertainties involved.

         The Company has included contingency and business resumption plans in its Year 2000 compliance efforts. The Company has identified several potential replacements in the unlikely event that current software is not functional in the year 2000. All internal testing and review of mission critical software has shown to be Year 2000 compliant. Quality assurance review of testing results is ongoing. In the event the Company encounters operational difficulty (due to telecommunications or electrical failures) and cannot process data at the Columbia Operations Center on January 1, 2000, the Company has an agreement with an outside provider to use its off-site facilities to operate core banking systems for the purpose of business resumption.

         Year 2000 surveys have been sent to all commercial loan customers with relationships greater than $1 million to assist in assessing their Year 2000 compliance. In addition, an analysis has been performed on the entire loan portfolio based on Standard Industry Codes to determine if the Company has any concentrations of loans in industries that are considered high risk due to Year 2000 exposure. In the fourth quarter of 1998, the Company hosted customer seminars to educate customers in the Company's major markets. Ongoing branch employee training and customer awareness initiatives will continue throughout the remainder of the year. In addition, a cash availability plan has been developed to gauge customer demand for extra cash toward the close of the year. This plan will undergo regular reviews to adapt to changing demands.


BALANCE SHEET REVIEW

LOANS

         The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial majority of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At March 31, 1999, the Company had total loans outstanding of $1.9 billion that equaled approximately 91% of the Company's total deposits and approximately 70% of the Company's total assets. The composition of the Company's loan portfolio at March 31, 1999 follows: commercial and commercial mortgage 65%, residential mortgage 19%, consumer 10%, credit card 3%, construction 2% and lease receivables 1%.

         The Company's loans increased $407.2 million, or 27%, to approximately $1.9 billion at March 31, 1999 from $1.49 billion at March 31, 1998 and increased $42.6 million from approximately $1.86 billion at December 31, 1998. Approximately $49 million of residential mortgage loans were sold in the first quarter of 1999 excluding loans originated by correspondents. Adjusting for the 1999 loan sales, internal loan growth was approximately $91.6 million, or an annualized rate of 19.7%, during the first quarter of 1999.

         The Company had loans to 88 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $269.8 million, or 14%, of the Company's loan portfolio at March 31, 1999. The Company had loans to 29 borrowers having principal amounts in excess of $5 million, which loans accounted for $203.1 million, or 11%, of the Company's loan portfolio at March 31, 1999. At March 31, 1998, the Company had loans to 65 borrowers with principal amounts ranging from $2 million to $5 million, which accounted for $201.2 million, or 13%, of the Company's loan portfolio. The Company had loans to 18 borrowers having principal amounts in excess of $5 million, which loans accounted for $116.7 million, or 8%, of the Company's loan portfolio at March 31, 1998. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

         For the first three months of 1999, the Company's loans averaged $1.9 billion with a yield of 9.10%, compared with $1.6 billion and a yield of 9.28% for the same period in 1998. The decline in loan yield was attributable to a decrease in the prime interest rate of 0.75% in the fourth quarter of 1998 partially offset by an increase in the credit card yield and in loan fee income. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

ALLOWANCE FOR LOAN LOSSES

         Management maintains an allowance for loan losses that it believes is adequate to cover inherent losses in the loan portfolio. However, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

         The allowance for loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for inherent losses in the Company's loan portfolio. The level of this allowance is dependent upon the total amount of past due loans, general economic conditions and management's assessment of probable losses.

         The allowance for loan losses totaled $18.1 million, or 1.00% of loans held for investment net of unearned income at March 31, 1999, compared with $15.3 million, or 1.13% of loans held for investment net of unearned income at March 31, 1998. At December 31, 1998, the allowance for loan losses was $17.5 million, or 1.00% of loans held for investment net of unearned income. The allowance for loan losses as a percentage of nonperforming loans was 891% and 694% as of March 31, 1999 and 1998, respectively. Table 1 presents changes in the allowance for loan losses.

TABLE 1
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

                                                                                                 At and for
                                                              At and for the three months        the year ended
                                                                    ended March 31,              December 31,
                                                                    ---------------              ------------
                                                                1999            1998                 1998
-------------------------------------------------------------------------------------------------------------
Balance at beginning of period                              $    17,509     $   16,211           $    16,211
Purchase accounting acquisitions                                      0              0                 1,822
Valuation allowance for loans purchased                               0              0                     0
Provision for loan losses                                         3,411          2,136                11,129
Charge-offs:
         Credit cards                                             1,079          1,109                 4,309
         Bank loans, leases & Blue Ridge                          2,099          2,290                 8,466
Recoveries                                                          360            401                 1,122
-------------------------------------------------------------------------------------------------------------
         Net charge-offs                                          2,818          2,998                11,653
-------------------------------------------------------------------------------------------------------------
Allowance at end of period                                  $    18,102     $   15,349           $    17,509
=============================================================================================================

         At March 31, 1999, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan," was $749,000. The related allowance for these impaired loans was $324,000. The average recorded investment and foregone interest on impaired loans during the three months ended March 31, 1999 was approximately $845,000 and $23,000, respectively. For the three months ended March 31, 1999, the Company recognized interest income on impaired loans of $18,000.

SECURITIES

         At March 31, 1999, the Company's total investment portfolio had a book value of $371.4 million and a market value of $374.4 million for an unrealized net gain of approximately $3.0 million. The investment portfolio had a weighted average maturity of approximately 3.8 years. Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $398.9 million in the first three months of 1999, 26% above the average of $316.0 million in the first three months of 1998. The increase in the securities balance was primarily attributable to proceeds from the sale of First Southeast mortgage loans that were sold in the first quarter of 1998. The average portfolio yield decreased to 6.05% in the first three months of 1999 from 6.44% in the first three months of 1998. The portfolio yield decreased as a result of the decrease in the prime rate in the fourth quarter of 1998. This decline was slightly offset by a change in the mix of securities. As securities matured, they were reinvested in higher yielding agencies and mortgage-backed securities. At March 31, 1999, securities totaled $373.8 million, down $16.2 million from the $390.0 million invested as of the first quarter end 1998 and down $74.2 million from the December 31, 1998 balance of $448.0 million.

         At March 31, 1999, securities available for sale included equity investments, including 2,528,366 shares of common stock of Affinity (recorded at its market value of approximately $1.6 million) and 805,000 shares of common stock of Net.B@nk (recorded at its basis of approximately $671,000). See "EQUITY INVESTMENTS." The Affinity Warrant, which entitles the Company to purchase an additional 3,471,340 shares of common stock at a purchase price of $0.0001 per share, was not included in securities at March 31, 1999.


INTANGIBLE ASSETS AND OTHER ASSETS

         The intangible assets balance at March 31, 1999 of $128.8 million was attributable to goodwill of $115.3 million, core deposit balance premiums of $10.2 million and credit card intangibles of $3.3 million. In connection with the Company's credit card sale, which closed on April 30, 1999, the Company wrote off approximately $6.5 million of intangible assets. The intangible assets balance at March 31, 1998 of $56.9 million was attributable to goodwill of $48.0 million, core deposit balance premiums of $8.8 million and credit card intangibles of $121,000. In the last half of 1998, the Company recorded approximately $45.4 million, $11.7 million and $10.4 million in intangible assets related to the acquisitions of First National Bank of Pickens County ("First National"), Poinsett Financial Corporation ("Poinsett") and Colonial Bank of South Carolina, Inc. ("Colonial Bank"), respectively.

         At March 31, 1999, other assets included other real estate owned of $2.7 million and mortgage servicing rights of $23.5 million. At March 31, 1998, other assets included other real estate owned of $951,000 and mortgage servicing rights of $22.7 million. The increase is other real estate owned is largely attributable to one-to-four family residential mortgages associated with the acquisition of Poinsett.


INTEREST-BEARING LIABILITIES

         During the first quarter of 1999, interest-bearing liabilities averaged $2.0 billion, compared with $1.7 billion in the first quarter of 1998. This increase resulted principally from acquisitions and internal deposit growth related to account promotions and sales efforts. The average interest rates were 4.66% and 5.10% in the first three months of 1999 and 1998, respectively. At March 31,

1999, interest-bearing deposits comprised approximately 87% of total deposits and 89% of interest-bearing liabilities. In the first three months of 1999, average borrowed funds which includes repurchase agreements and a portion of Federal Home Loan Bank ("FHLB") advances, totaled $150.8 million compared with $140.1 million for the same period in 1998. This increase was attributable to an increase in repurchase agreements from an average of $115.1 million in the first quarter of 1998 to $136.4 million in 1999. This increase was partially offset by a decrease in average commercial paper balances. In 1998, the Company stopped offering commercial paper resulting in a decline in the average balance from $11.7 million in the first three months of 1998 to zero in the first three months of 1999. Advances from the FHLB increased to $59.9 million as of March 31, 1999 from $10.0 million at March 31, 1998. At December 31, 1998, FHLB advances totaled $35.1 million. This increase was primarily due to additional borrowings from FHLB for the purpose of funding fixed rate commercial loans. FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.

         The Company's primary source of funds for loans and investments is its deposits, which are gathered through the banking subsidiaries' branch network. Deposits grew 15% to $2.1 billion at March 31, 1999 from $1.8 billion at March 31, 1998. The 1998 acquisitions of First National, Poinsett and Colonial Bank added approximately $220 million in deposits. Internal growth, particularly from account and sales promotions, generated the remaining new deposits. During the first quarter of 1999, total interest-bearing deposits averaged $1.8 billion with a rate of 4.55%, compared with $1.6 billion with a rate of 4.97% in the first quarter of 1998. The decline in the rate reflects the Company's efforts to shift the deposit mix from CDs into lower-yielding transaction accounts. When the prime interest rate was reduced in the fourth quarter of 1998, the Company reduced the rate paid on some CDs, which assisted in lowering the overall cost of deposits. During the first three months of 1999, deposit pricing remained very competitive, a pricing environment which the Company expects to continue.

         During the quarter, the Company opened a branch in the Cayman Islands. The branch is a "shell" branch of Carolina First Bank, and accordingly, involved minimal start-up costs. The primary function of the branch is to obtain deposits from the Eurocurrency interbank markets, which will be utilized in funding Carolina First Bank's domestic loan portfolio. The bank views this branch primarily as a vehicle for entrance into a funds market in which it is not currently active.

         Average noninterest-bearing deposits, which increased 30% during the year, increased to 12.7% of average total deposits in the first three months of 1999 from 11.5% in the first three months of 1998. This increase reflects the Company's progress in attracting transaction accounts and improving the mix of acquired deposits.

         Time deposits of $100,000 or more represented 13% of total deposits at both March 31, 1999 and 1998. The Company's large denomination time deposits are generally from customers within the local market areas of its banks and, therefore, provide a greater degree of stability than is typically associated with this source of funds. The Company does not pursue brokered deposits; however, the Company acquired an immaterial amount of brokered deposits through its Colonial Bank acquisition.


CAPITAL RESOURCES AND DIVIDENDS

         Total shareholders' equity amounted to $348.9 million, or 12.93% of total assets, at

March 31, 1999, compared with $243.4 million, or 10.81% of total assets, at March 31, 1998. At December 31, 1998, total shareholders' equity totaled $344.4 million, or 12.63% of total assets. The $105.5 million increase in total shareholders' equity since March 31, 1998 resulted principally from the issuance of $99.2 million in capital related to acquisitions and the retention of earnings less cash dividends paid and stock repurchased. In the fourth quarter of 1998, the Company repurchased 394,874 shares of common stock, which decreased shareholders' equity $9.8 million, in connection with the acquisition of First National. In the first quarter of 1999, the Company repurchased 40,000 shares of common stock. In March 1999, the Company rescinded its share repurchase program due to the planned purchase of Citizens and Citrus Bank.

         Book value per share at March 31, 1999 and 1998 was $15.87 and $13.74, respectively. Tangible book value per share at March 31, 1999 and 1998 was $10.01 and $10.53, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the acquisitions of CF Mortgage, RPGI and five banks (all of which were accounted for as purchases).

         At March 31, 1999, the Company, Carolina First Bank and Carolina First Bank, F.S.B. were in compliance with each of the applicable regulatory capital requirements and exceeded the well capitalized requirements. The table below sets forth various capital ratios for the Company, Carolina First Bank and Carolina First Bank, F.S.B.

TABLE 2
CAPITAL RATIOS

------------------------------------------------------------------------------------------------------
                                      As of        Well  Capitalized            Adequately Capitalized
                                     3/31/99          Requirement                     Requirement
------------------------------------------------------------------------------------------------------
The Company:
   Total Risk-based Capital           12.83%               n/a                          n/a
   Tier 1 Risk-based Capital          10.71                n/a                          n/a
   Leverage Ratio                      8.58                n/a                          n/a

Carolina First Bank:
   Total Risk-based Capital           10.52%              10.0%                         8.0%
   Tier 1 Risk-based Capital           9.75                6.0                          4.0
   Leverage Ratio                      7.84                5.0                          4.0

Carolina First Bank, F.S.B.:
   Total Risk-based Capital           13.46               10.0                          8.0
   Tier 1 Risk-based Capital          12.63                6.0                          4.0
   Leverage Ratio                      7.23                5.0                          4.0
------------------------------------------------------------------------------------------------------

         The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Company has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. At the December 16, 1998 meeting, the Board of Directors approved a $0.09 per share cash dividend on the common stock, which represents an effective annual increase of approximately 11%. The Company presently intends to pay a quarterly cash dividend on the Common Stock; however, future dividends will depend upon the Company's financial performance and capital requirements.

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

         The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a monthly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 200 basis points. According to the model as of March 31, 1999, the Company is positioned so that net interest income will increase $5.4 million if interest rates rise in the next twelve months and will decrease $5.8 million if interest rates decline in the next twelve months. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

         As of March 31, 1999, there was no substantial change from the interest rate risk sensitivity analysis for various changes in interest rates calculated as of December 31, 1998. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

         The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At March 31, 1999, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $550.4 million. This liability sensitive position is largely attributable to assuming that the Company's deposit transaction accounts, which totaled $787 million at March 31, 1999, will reprice within one year. This assumption may or may not hold true as the Company believes its transaction accounts are generally not price sensitive.

LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as at the subsidiary level. The holding company and non-banking subsidiaries of the Company require cash for various operating needs, including general operating expenses, payment of dividends to shareholders, interest on borrowing, extensions of credit at Blue Ridge, business combinations and capital infusions into subsidiaries. The primary source of liquidity for the Company's holding company is dividends from the banking and non-banking subsidiaries.

         The Company's banking subsidiaries have cash flow requirements involving withdrawals of deposits, extensions of credit and payment of operating expenses. The principal sources of funds for liquidity purposes for the banking subsidiaries are customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. The subsidiary banks' liquidity is also enhanced by the ability to acquire new deposits through the established branch network of 70 branches in South Carolina and 4 branches in Florida. The liquidity ratio is an indication of a company's ability to meet its short term funding obligations. At March 31, 1999, Carolina First Bank's liquidity ratio was approximately 18% and Carolina First Bank, F.S.B.'s liquidity ratio was approximately 34%. The liquidity needs of the banking subsidiaries are a factor in developing their deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary. Carolina First Bank and Carolina First Bank, F.S.B. have access to borrowing from the FHLB and maintain unused short-term lines of credit from unrelated banks. At March 31, 1999, the banking subsidiaries had unused short-term lines of credit totaling approximately $55 million (which are withdrawable at the lender's option). At March 31, 1999, unused borrowing capacity from the FHLB totaled approximately $161 million with an outstanding balance of $60 million. Management believes that these sources are adequate to meet its liquidity needs.



ASSET QUALITY

         Prudent risk management involves assessing risk and managing it effectively. Certain credit risks are inherent in making loans, particularly commercial, real estate and consumer loans. The Company attempts to manage credit risks by adhering to internal credit policies and procedures. These policies and procedures include a multi-layered loan approval process, officer and customer limits, periodic documentation examination and follow-up procedures for any exceptions to credit policies. Loans are assigned a grade and those that are determined to involve more than normal credit risk are placed in a special review status. Loans that are placed in special review status are required to have a plan under which they will be either repaid or restructured in a way that reduces credit risk. The Loan Committee of the Board of Directors reviews loans in this special review status monthly.

         As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $2.8 million and $3.0 million in the first three months of 1999 and 1998, respectively, or 0.61% and 0.76%, respectively, as an annualized percentage of average loans. Excluding credit card receivables, annualized net loan charge-offs as a percentage of average loans were 0.39% and 0.50% during the first three months of 1999 and 1998, respectively. In the first three months of both 1999 and 1998, net charge-offs for credit cards totaled $1.1 million.

The majority of the increase in accruing loans past due 90 days is attributable to one-to-four family residential loans acquired through mergers.

TABLE 3
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)

                                                          March 31,               December 31,
                                                          ---------               ------------
                                                     1999           1998             1998
----------------------------------------------------------------------------------------------
Nonaccrual loans                                 $      749      $     930        $     753
Restructured loans                                    1,283          1,283            1,283
----------------------------------------------------------------------------------------------
       Total nonperforming loans                      2,032          2,213            2,036
Other real estate                                     2,691            951            3,168
----------------------------------------------------------------------------------------------
       Total nonperforming assets                     4,723          3,164            5,204
==============================================================================================
Nonperforming assets as a % of
     loans and foreclosed property                     0.26%          0.23%            0.30%

Net loan charge-offs as a % of
     average loans (annualized)                        0.61           0.76             0.71

Acccruing loans past due 90 days                      5,615          4,608            7,023

Allowance for loan losses to
     nonperforming loans                               8.91x          6.94x            8.60x
==============================================================================================

INDUSTRY DEVELOPMENTS

         Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations.

                                     PART II


ITEM 1            LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management based on consultation with legal counsel, any outcome of such pending litigation would not materially affect the Company's consolidated financial position or results of operations.

         On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, the majority of the Company's and Carolina First Bank's directors and certain executive and other officers. The named plaintiffs are the Company by and through certain minority shareholders. The Company filed a motion to dismiss with respect to all claims in this complaint, which was granted in December 1997. Plaintiffs have appealed the grant of the motion to dismiss. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; breach of fiduciary duty and constructive fraud; civil conspiracy; and mutual mistake. The factual basis upon which these claims are made generally involves the payment to Company officers and other individuals of a bonus in stock held by the Company in Affinity Technology Group, Inc. (as reward for their efforts in connection with the Company's procurement of stock in Affinity Technology Group, Inc.), statements to former shareholders of Midlands National Bank in connection with the Company's acquisition of that bank, and alleged mismanagement by certain executive officers involving financial matters. The complaint seeks damages for the benefit of the Company aggregating $41 million and rescission of the Affinity Technology Group, Inc. bonus.

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

         None.


ITEM 3            DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On April 21, 1999, the Company held its 1999 Annual Meeting of Shareholders. The results of the 1999 Annual Meeting of Shareholders follow.

                                     PART II
                                   (CONTINUED)


         PROPOSAL #1 - ELECTION OF DIRECTORS

         The shareholders approved setting the number of Company directors at
         12. The following persons were elected as Directors with the votes indicated.
                                      Voting shares in favor
                                      ----------------------        Withheld
                                            #           %          Authority
                                           ---         ---         ---------
         William S. Hummers III       16,522,997      99.61%         64,362
         Charles B. Schooler          16,528,543      99.65%         58,816
         Eugene E. Stone IV           16,524,984      99.62%         62,375
         Mack I. Whittle, Jr.         16,514,195      99.56%         73,164

         Judd B. Farr, C. Claymon Grimes, Jr., M. Dexter Hagy, Vernon E. Merchant, Jr., H. Earle Russell, Jr., Elizabeth P. Stall, William R. Timmons, Jr. and David C. Wakefield III continued in their present terms as directors.


ITEM 5            OTHER INFORMATION

         Pending Acquisition
         -------------------
         In March 1999, the Company signed a definitive merger agreement with Citrus Bank, a Florida state-chartered bank headquartered in Orlando, Florida. At March 31, 1999, Citrus Bank had total assets of approximately $248 million and operated through eight locations. Under the terms of the agreement, the Company will issue approximately 3.1 million shares of the Company's common stock, which is subject to change based upon the average closing price of the Company's common stock for the 30 trading days preceding the closing date. The transaction is subject to regulatory and shareholder approval and is expected to close in the third quarter. It will be accounted for using the pooling-of-interests method of accounting.

         Pending Sale of Branches
         ------------------------
         In March 1999, Carolina First Bank signed a definitive agreement to sell three branch offices located in Ridgeland, Hardeeville and Abbeville, South Carolina to First National Bank, a subsidiary of First National Corporation. The branches have approximately $45 million in deposits and approximately $13 million in loans. The transaction is expected to close in the third quarter and is subject to regulatory approval, among other conditions.

         Completed Acquisition
         ---------------------
         On April 23, 1999, the Company acquired all the outstanding shares of Citizens, a national bank headquartered in Crescent City, Florida in exchange for 507,931 shares of the Company's common stock. This transaction was accounted for using the pooling-of-interests method of accounting and was valued, as of the date of closing, at approximately $14.1 million. At March 31, 1999, Citizens had total assets, loans and deposits of

                                     PART II
                                   (CONTINUED)


         approximately $59 million, $37 million and $53 million, respectively, and operated through four branch locations. Citizens operates as a wholly-owned subsidiary of the Company.

         On April 30, 1999, the Company entered into an agreement with First USA, N.A. pursuant to which it sold credit card receivables totaling approximately $112 million. The credit cards sold include approximately $58 million in the Company's off-balance sheet credit card trust. Any gain or loss recorded in connection with this transaction is not expected to be material. The Company will continue to service these credit cards until the end of August 1999. In connection with the sale, the Company's credit card trust will be terminated effective May 17, 1999. In addition, the Company entered into a partnership agreement with an affiliate of the purchaser to offer credit card products to its retail customers. The Company will continue to originate business credit cards in its market areas and retained its business credit card receivables which total approximately $2.5 million.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

  2.1 Agreement and Plan of Reorganization entered into as of March 18, 1999 by and between Carolina First Corporation and Citrus Bank:
              Incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4, Commission File No. 333-77492.

11.1          Computation of Primary and Fully Diluted Earnings Per Share.

12.1          Computation of Earnings to Fixed Charges Ratio.

27.1          Financial Data Schedules


(b)      Reports on Form 8-K

              The Company filed Current Reports on Form 8-K dated February 17, 1999 and March 18, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Carolina First Corporation


                                                    ----------------------------
                                                    William S. Hummers III
                                                    Executive Vice President