Form 10-Q
period 1999-06-30
CAROLINA FIRST CORP
filed 1999-08-16
CIK 797871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X
----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

----- TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


Commission file number 0-15083


                           CAROLINA FIRST CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


        South Carolina                                         57-0824914
-------------------------------                             ------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              Identification No.)

102 South Main Street, Greenville, South Carolina                  29601
-------------------------------------------------           ------------------
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

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 8, 1999 was 25,660,760.


CONSOLIDATED BALANCE SHEETS
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
($ in thousands, except share data)
(Unaudited)
                                                                                   June 30,                   December 31,
                                                                        --------------------------------------   ------------------
ASSETS                                                                        1999                 1998                  1998
                                                                        -----------------    -----------------   ------------------

Cash and due from banks.............................................. $        81,643    $          72,052        $        102,516
Interest-bearing bank balances.......................................          41,332               37,144                  54,988
Federal funds sold and resale agreements.............................           6,265               35,000                   5,000
Securities
   Trading...........................................................           1,462                2,445                   3,543
   Available for sale................................................         370,345              386,785                 395,140
   Held for investment (market value $48,271, $33,880 and
   $50,192, respectively)............................................          48,372               33,240                  49,347
                                                                        --------------    -----------------   ---------------------
     Total securities................................................         420,179              422,470                 448,030
                                                                        --------------    -----------------   ---------------------
Loans
   Loans held for sale...............................................          44,885               86,373                 112,918
   Loans held for investment.........................................       1,942,065            1,477,842               1,753,778
      Less unearned income...........................................          (7,270)              (9,349)                 (7,558)
      Less allowance for loan losses.................................         (15,976)             (15,625)                (17,509)
                                                                        --------------    -----------------   ---------------------
        Net loans....................................................       1,963,704            1,539,241               1,841,629
                                                                        --------------    -----------------   ---------------------
Premises and equipment, net..........................................          46,955               41,606                  46,953
Accrued interest receivable..........................................          17,629               17,394                  19,702
Intangible assets....................................................         120,574               57,109                 130,402
Other assets.........................................................         102,477               55,975                  76,714
                                                                        --------------    -----------------   ---------------------
                                                                      $     2,800,758   $        2,277,991        $      2,725,934
                                                                        ==============    =================   =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing............................................   $       282,204   $          230,717        $        286,831
    Interest-bearing...............................................         1,890,709            1,607,800               1,838,405
                                                                        --------------    -----------------   ---------------------
      Total deposits................................................        2,172,913            1,838,517               2,125,236
  Borrowed funds....................................................          205,576              125,101                 193,286
  Subordinated notes................................................           25,683               25,554                  25,618
  Accrued interest payable..........................................           14,786               15,377                  16,373
  Other liabilities.................................................           27,223               16,517                  21,058
                                                                        --------------    -----------------   ---------------------
     Total liabilities..............................................        2,446,181            2,021,066.              2,381,571
                                                                        --------------    -----------------   ---------------------

Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding none....................................               --                   --                      --
  Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 22,506,376, 18,142,554
    and 22,005,391 shares, respectively.............................           22,506               18,143                  22,005
  Surplus...........................................................          290,258              212,802                 288,577
  Retained earnings.................................................           47,083               27,455                  35,914
  Guarantee of employee stock ownership plan debt and nonvested
    restricted stock................................................           (2,528)              (3,411)                 (2,963)
   Accumulated other comprehensive income, net of tax...............           (2,742)               1,936                     830
                                                                        --------------    -----------------   ---------------------
     Total shareholders' equity.....................................          354,577              256,925                 344,363
                                                                        --------------    -----------------   ---------------------
                                                                      $     2,800,758   $        2,277,991  $            2,725,934
                                                                       ==============    =================   =====================

                                       1


CONSOLIDATED STATEMENTS OF INCOME
CAROLINA FIRST CORPORATION AND SUBSIDIARIES
($ in thousands, except share data)
(Unaudited)

                                                   Three Months Ended June 30,                 Six Months Ended June 30,
                                             ----------------------------------------   ----------------------------------------
                                                      1999                1998                   1999                1998
                                             ----------------------------------------   ----------------------------------------

INTEREST INCOME
  Interest and fees on loans..................  $         44,265  $           35,950      $          86,864   $          72,179
  Interest and dividends on securities........             5,769               6,130                 11,440              10,945
  Interest on short-term investments..........               785               1,423                  1,377               2,506
                                                -----------------   -----------------       ----------------    ----------------

    Total interest income.....................            50,819              43,503                 99,681              85,630
                                                -----------------   -----------------       ----------------    ----------------

INTEREST EXPENSE
  Interest on deposits........................            20,557              20,009                 40,966              39,284
  Interest on borrowed funds..................             2,904               2,145                  5,671               4,770
                                                -----------------   -----------------       ----------------    ----------------
    Total interest expense....................            23,461              22,154                 46,637              44,054
                                                -----------------   -----------------       ----------------    ----------------
    Net interest income.......................            27,358              21,349                 53,044              41,576

PROVISION FOR LOAN LOSSES.....................             3,400               3,447                  6,811               5,583
                                                -----------------   -----------------       ----------------    ----------------
    Net interest income after
      provision for loan losses...............            23,958              17,902                 46,233              35,993
                                                -----------------   -----------------       ----------------    ----------------

NONINTEREST INCOME
  Service charges on deposit accounts.........             2,597               2,258                  4,843               4,134
  Mortgage banking income.....................               766                 782                  1,614               2,275
  Fees for investment services................               556                 369                  1,062                 721
  Loan securitization income..................             1,006                 114                  1,603                  33
  Gain on sale of securities..................                81                 183                    244                 323
  Gain on sale of credit cards................             2,362                   -                  2,362                   -
  Gain on disposition of equity investments...                 -                   -                 15,471                   -
  Other.......................................             1,650               1,377                  2,938               2,210
                                                -----------------   -----------------       ----------------    ----------------
    Total noninterest income..................             9,018               5,083                 30,137               9,696
                                                -----------------   -----------------       ----------------    ----------------

NONINTEREST EXPENSES
  Personel expense............................             9,755               7,310                 21,003              14,803
  Occupancy...................................             1,808               1,364                  3,490               2,833
  Furniture and equipment.....................             1,562               1,049                  2,927               2,144
  Amortization of intangibles.................             1,619                 818                  3,537               1,692
  Charitable contribution to foundation.......                 -                   -                 11,890                   -
  Merger and related costs....................             2,132                   -                  2,132                   -
  Other.......................................             6,598               3,682                 12,865               8,010
                                                -----------------   -----------------       ----------------    ----------------
    Total noninterest expenses................            23,474              14,223                 57,844              29,482
                                                -----------------   -----------------       ----------------    ----------------
    Income before income taxes................             9,502               8,762                 18,526              16,207
Income taxes..................................             3,186               3,226                  5,886               5,977
                                                -----------------   -----------------       ----------------    ----------------
    Net income................................  $          6,316  $            5,536      $          12,640   $          10,230
                                                =================   =================       ================    ================

NET INCOME PER COMMON SHARE:
    Basic.....................................  $           0.28  $             0.31      $            0.57   $            0.59
    Diluted...................................              0.28                0.31                   0.56                0.59
AVERAGE COMMON SHARES OUTSTANDING:
    Basic.....................................        22,352,454          17,682,632             22,099,375          17,138,421
    Diluted...................................        22,791,878          18,088,100             22,480,150          17,509,212

CASH DIVIDENDS DECLARED PER COMMON SHARE......  $           0.09  $             0.08      $            0.18   $            0.16

                                       2


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
Carolina First Corporation and Subsidiaries
($ in thousands, except share data)
(Unaudited)

                                                                                                  Retained    Accumulated
                                                        Shares of                                 Earnings       Other
                                                         Common        Common                       and       Comprehensive
                                                         Stock         Stock         Surplus       Other*        Income        Total
                                                       -----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997.............................   15,659,338    $15,659    $164,517     $16,930        $4,553     $201,659

  Net income...........................................            -          -           -      10,230             -       10,230

  Other comprehensive income (loss), net of tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during
          period, net of taxes of $1,353...............            -          -           -           -        (2,538)           -
       Less:  reclassification adjustment for gains
          included in net income, net of taxes of $47..            -          -           -           -           (79)           -
                                                                                                        --------------
     Other comprehensive loss..........................            -          -           -           -        (2,617)      (2,617)
                                                                                                        --------------  -----------
  Comprehensive income.................................            -          -           -           -                      7,613
                                                                                                                        -----------

  Cash dividends declared ($0.08 per common share).....            -          -           -      (2,835)            -       (2,835)
  Common stock issued pursuant to:
    Stock offering.....................................    2,000,000      2,000      36,375           -             -       38,375
    Purchase accounting acquisition....................      398,610        399      10,386           -             -       10,785
    Dividend reinvestment plan.........................       29,179         29         657           -             -          686
    Employee stock purchase plan.......................        4,132          4          93           -             -           97
    Restricted stock plan..............................       28,945         29         594           -             -          623
    Exercise of stock options and stock warrants.......       22,350         23         109           -             -          132
  Miscellaneous........................................            -          -          71        (281)            -         (210)

                                                       ============================================================================
BALANCE, JUNE 30, 1998.................................   18,142,554    $18,143    $212,802     $24,044        $1,936     $256,925
                                                       ============================================================================




BALANCE, DECEMBER 31, 1998.............................   22,005,391    $22,005    $288,577     $32,951          $830     $344,363

  Net income...........................................            -          -           -      12,640             -       12,640

  Other comprehensive income, net of tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during
          period, net of taxes of $1,552...............            -          -           -           -        (3,531)           -
       Less:  reclassification adjustment for gains
          included in net income, net of taxes of $19..            -          -           -           -           (41)           -
                                                                                                        --------------
    Other comprehensive income.........................            -          -           -           -        (3,572)      (3,572)
                                                                                                        --------------  -----------
  Comprehensive income.................................            -          -           -           -                      9,068
                                                                                                                        -----------

  Cash dividends declared ($0.09 per common share).....            -          -           -      (4,004)            -       (4,004)
  Common stock issued pursuant to:
    Repurchase of stock................................      (40,000)       (40)       (816)          -             -         (856)
    Acquisition........................................      507,931        508       1,779       2,534             -        4,821
    Dividend reinvestment plan.........................       29,341         29         643           -             -          672
    Employee stock purchase plan.......................        2,991          3          60           -             -           63
    Exercise of stock options and stock warrants.......        2,802          3          35           -             -           38
  Miscellaneous........................................       (2,080)        (2)        (20)        434             -          412

                                                       ----------------------------------------------------------------------------
BALANCE, JUNE 30, 1999.................................   22,506,376    $22,506    $290,258     $44,555       ($2,742)    $354,577
                                                       ============================================================================



* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.



CONSOLIDATED STATEMENTS OF CASH FLOWS
Carolina First Corporation and Subsidiaries
($ in thousands, except share data)
(Unaudited)

                                                                                               Six Months Ended June 30,
                                                                                 -----------------------------------------
                                                                                                1999                 1998
                                                                                 -----------------------------------------

Cash Flows From Operating Activities
  Net income....................................................................   $          12,640   $           10,230
  Adjustments to reconcile net income to net cash (used for)
    provided by operations
      Depreciation..............................................................               1,556                1,818
      Amortization of intangibles...............................................               3,537                1,692
      Charitable contribution to foundation.....................................              11,890                    -
      Provision for loan losses.................................................               6,811                5,583
      Gain on sale of credit cards..............................................              (2,362)                   -
      Gain on sale of securities................................................                (244)                (323)
      Gain on disposition of equity investments.................................             (15,471)                   -
      Trading account assets, net...............................................               2,273                  101
      Originations of mortgage loans held for sale..............................            (220,127)            (248,796)
      Sale of mortgage loans held for sale......................................             189,997              357,234
      Other assets, net.........................................................             (15,224)              (3,929)
      Other liabilities, net....................................................               5,623               (1,186)
                                                                                     -------------------------------------
   Net cash (used for) provided by operating activities.........................             (19,101)             122,424
                                                                                     -------------------------------------

Cash Flows From Investing Activities
   Increase (decrease) in cash realized from
      Interest-bearing bank balances............................................              13,656               (2,441)
      Federal funds sold and resale agreements..................................              (8,790)             (35,000)
      Sale of securities available for sale.....................................              92,852               26,733
      Maturity of securities available for sale.................................             140,643              176,846
      Maturity of securities held for investment................................               6,264                4,493
      Purchase of securities available for sale.................................            (214,449)            (331,924)
      Purchase of securities held for investment................................              (5,289)              (3,878)
      Origination of loans, net.................................................            (124,992)             (69,437)
      Capital expenditures......................................................              (1,558)              (2,077)
      Acquisitions accounted for under the purchase method
           of accounting........................................................              21,330                7,453
      Proceeds from disposition of equity investments...........................               4,389                    -
      Proceeds from sale of credit cards........................................              65,624              (38,480)
                                                                                     -------------------------------------
  Net cash used for investing activities........................................             (10,320)            (267,712)
                                                                                     -------------------------------------

Cash Flows From Financing Activities
   Increase (decrease) in cash realized from
      Change in deposits, net...................................................                 154              135,621
      Borrowed funds, net.......................................................              12,290              (28,268)
      Cash dividends paid.......................................................              (3,959)              (3,000)
      Issuance of common stock..................................................                   -               38,375
      Other common stock activity...............................................                  63                1,286
                                                                                     -------------------------------------
 Net cash provided by financing activities......................................               8,548              144,014
                                                                                     -------------------------------------
Net change in cash and due from banks...........................................             (20,873)              (1,274)
Cash and due from banks at beginning of period..................................             102,516               73,326
                                                                                     -------------------------------------
Cash and due from banks at end of period........................................   $          81,643   $           72,052
                                                                                     =====================================

                                       4

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   CAROLINA FIRST CORPORATION AND SUBSIDIARIES


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 1998 Annual Report to Shareholders.


(2)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized as a part of the cost of construction, amounted to approximately $48.2 million and $42.2 million for the six months ended June 30, 1999 and June 30, 1998, respectively. Income tax payments of $3.3 million and $1.5 million were made for the six months ended June 30, 1999 and June 30, 1998, respectively.


(3)      BUSINESS COMBINATIONS

         On April 23, 1999, the Company acquired all the outstanding shares of Citizens First National Bank ("Citizens"), a national bank headquartered in Crescent City, Florida in exchange for 507,931 shares of the Company's common stock. At March 31, 1999, Citizens had total assets, loans and deposits of approximately $59 million, $37 million and $53 million, respectively. The transaction was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to the Company's consolidated financial position and operating results, prior period financial statements have not been restated.

         On July 1, 1999, the Company issued 3,086,478 shares of common stock for all the outstanding common stock of Citrus bank, a Florida state-chartered bank headquartered in Orlando, Florida. As of June 30, 1999, Citrus Bank had total assets, loans, and deposits of approximately $285 million, $196 million, and $264 million, respectively. This transaction will be accounted for as a pooling-of-interests combination and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of Citrus Bank.

         The following pro forma data summarizes the combined results of operations of the Company and Citrus Bank as if the combination had been consummated on June 30, 1999.



                                              Three Months Ended June 30,        Six Months Ended June 30,
                                               1999                1998            1999              1998
                                               ----                ----            ----              ----

         Net interest income                 $30,463            $23,724          $59,430           $45,787
         Noninterest income                    9,553              5,559           31,252            10,548
         Net income                            7,240              6,157           14,275            11,178
         Net income per common share:
              Basic                            $0.30              $0.32            $0.60             $0.59
              Diluted                           0.29               0.31             0.58              0.58



(4)      SECURITIES

         The net unrealized gain on securities available for sale, net of tax decreased $3.6 million for the six months ended June 30, 1999.


(5)      COMMON STOCK

         Basic earnings per share are based on the weighted average number of common shares outstanding during each period.

         Diluted earnings per share are based on the weighted average number of common shares outstanding during each period, including the assumed exercise of dilutive stock options using the treasury stock method.


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

(7)      BUSINESS SEGMENTS

         Carolina First has six wholly-owned operating subsidiaries which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two of these subsidiaries qualify as separately reportable operating segments, Carolina First Bank and Carolina First Mortgage Company ("CF Mortgage"). These operating segments offer products and services primarily to customers in South Carolina and the surrounding areas. Carolina First Bank's revenues are derived primarily from interest and fees on loans, interest on investment securities and service charges on deposits, while CF Mortgage's revenue is from mortgage banking income.

         The following table summarizes certain financial information concerning the Company's reportable operating segments for the six months ended:


                                          CAROLINA FIRST         CF                        ELIMINATING
                                               BANK           MORTGAGE          OTHER*        ENTRIES       TOTAL
                                               ----           --------          ------        -------       -----

         AT AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
         ---------------------------------------------
         Income Statement Data
           Total revenue                $     112,290          $  3,766   $     17,538  $      (3,776)  $    129,818
           Net interest income                 50,123                --          2,921             --         53,044
           Provision for loan losses            6,572                --            239             --          6,811
           Noninterest income                  18,583             3,766         10,584         (2,796)        30,137
              Mortgage banking
                income (loss)                  (2,071)            3,686             (1)            --          1,614

           Noninterest expenses                38,444             2,822         19,374         (2,796)        57,844
              Amortization                      2,843                --            694             --          3,537
           Net income                          14,689               613         (2,662)            --         12,640

         Balance Sheet Data
           Total assets                 $   2,602,113          $  7,180   $    582,034  $    (390,569)    $2,800,758
           Loans - net of
              unearned income               1,882,293                --         97,387             --      1,979,680
           Allowance for loan
              losses                           13,552                --          2,424             --         15,976
           Intangibles                        104,112                --         16,462             --        120,574
           Deposits                         2,062,838                --        125,515        (15,440)     2,172,913




                                          CAROLINA FIRST         CF                          ELIMINATING
                                               BANK           MORTGAGE          OTHER*         ENTRIES      TOTAL
                                               ----           --------          -----          -------      -----

         AT AND FOR THE SIX MONTHS ENDED JUNE 30, 1998
         ---------------------------------------------
         Income Statement Data
           Total revenue                $      89,649          $  4,116   $      3,785  $      (2,224)  $     95,326
           Net interest income                 40,956                --            620             --         41,576
           Provision for loan losses            4,225                --          1,358             --          5,583
           Noninterest income                   5,763             4,116          1,074         (1,257)         9,696
              Mortgage banking
                income (loss)                  (1,786)            4,061             --             --          2,275
           Noninterest expenses                26,164             2,238          2,338         (1,258)        29,482
              Amortization                      1,588                --            104             --          1,692
              Net income                       10,234             1,208         (1,212)            --         10,230

         Balance Sheet Data
           Total assets                 $   2,236,486          $  6,223   $    322,209  $    (286,927)    $2,277,991
           Loans - net of
              unearned income               1,540,935                --         13,931             --      1,554,866
           Allowance for loan
              losses                           14,136                --          1,489             --         15,625
           Intangibles                         51,571                --          4,404             --         55,975
           Deposits                         1,870,006                --             --        (31,489)     1,838,517
           ---------------------------------------------------------------------------------------------------------


         *Other includes corporate related items and results of subsidiaries not meeting the criteria for reportable operating segments, including the Parent Company, Blue Ridge Finance Company, Inc., Carolina First Bank, F.S.B., Resource Processing Group, Inc. and CF Guaranty Reinsurance, Ltd.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND WITH THE STATISTICAL INFORMATION AND FINANCIAL DATA APPEARING IN THIS REPORT AS WELL AS THE ANNUAL REPORT OF CAROLINA FIRST CORPORATION (THE "COMPANY") ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1999 ARE NOT NECESSARILY INDICATIVE OF RESULTS TO BE ATTAINED FOR ANY OTHER PERIOD.

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


OVERVIEW

         The Company, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institutions holding company, which commenced banking operations in December 1986, and currently conducts business through 75 locations in South Carolina and 13 locations in northern and central Florida. The Company operates through the following subsidiaries: Carolina

First Bank, a South Carolina state-chartered commercial bank; Carolina
First Mortgage Company ("CF Mortgage"), a mortgage banking company; Carolina First Bank, F.S.B., a Federal savings bank; Citrus Bank, a Florida state-chartered bank; Blue Ridge Finance Company, Inc. ("Blue Ridge"), a consumer finance company; and Resource Processing Group, Inc. ("RPGI"), a credit card servicing company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers.

         Net income for the second quarter of 1999 increased 14% to $6.3 million, compared with $5.5 million for the second quarter of 1998. Earnings per diluted share for the three months ended June 30, 1999 were $0.28 per diluted share, compared with $0.31 for the prior year period. Second quarter 1999 earnings included a $2.4 million gain on the sale of credit cards, $2.1 million of merger and related costs and $301,000 of Y2K expenses. The increase in net income during the second quarter of 1999 resulted principally from an increase in net interest income. The decrease in earnings per diluted share was a result of a 26% increase in average common shares outstanding, principally from the completion of bank mergers in the fall of 1998. Net income for the first six months of 1999 increased 24% to $12.6 million compared with $10.2 million for the same period in 1998. Earnings per diluted share for the six months ended June 30, 1999 were $0.56 compared with $0.59 for the prior year period. At June 30, 1999, the Company had approximately $2.8 billion in assets, $2.0 billion in loans, $2.2 billion in deposits and $354.6 million in shareholders' equity. At June 30, 1999, the Company's ratio of nonperforming assets to loans and other real estate owned was 0.22%.

         On April 23, 1999, the Company acquired all the outstanding shares of Citizens First National Bank ("Citizens"), a national bank headquartered in Crescent City, Florida in exchange for 507,931 shares of the Company's common stock. At March 31, 1999, Citizens had total assets, loans and deposits of approximately $59 million, $37 million and $53 million, respectively, and operated through four branch locations. The transaction was accounted for as a pooling-of-interests combination; however, due to the immateriality of the transaction in relation to the Company's consolidated financial position and operating results, prior period financial statements have not been restated.

         On July 1, 1999, the Company issued 3,086,478 shares of common stock for all the outstanding common stock of Citrus Bank, a Florida state-chartered bank headquartered in Orlando, Florida. As of June 30, 1999, Citrus Bank had total assets, loans, and deposits of approximately $285 million, $196 million, and $264 million, respectively, and operated eight locations. This transaction will be accounted for as a pooling-of-interests combination and, accordingly, Citrus Bank's historical consolidated financial statements presented in future reports will be restated to included the accounts and results of operations of Citrus Bank. Accordingly, the financial information provided in this filing has not been restated to include Citrus Bank, unless specified otherwise.

         On July 1, 1999, Citizens was merged into Citrus Bank, and all of the Company's Florida bank branches currently operate as branches of Citrus Bank.

         In March 1999, Carolina First Bank signed a definitive agreement to sell two branch offices located in Ridgeland and Hardeeville, South Carolina to First National Bank, a subsidiary of First National Corporation. In June 1999, Carolina First Bank signed a definitive agreement to sell one branch office located in Johnston, South Carolina to First Citizens Bank and one branch office located in Abbeville, South Carolina to The Palmetto Bank, a subsidiary of Palmetto Bancshares, Inc. These four branches have approximately $58 million in deposits and approximately $15 million in loans. These transactions are expected to close in the second half of 1999 and are subject to regulatory approval, among other conditions.

         The consolidation of the credit card industry has accelerated over the last several years creating large companies specializing in credit cards that are able to offer diversified products at competitive rates. Given the diminished potential for relatively small credit card lenders, the Company sold its consumer credit card receivables totaling approximately $112 million to First USA, N.A. on April 30, 1999. The sale resulted in a gain of approximately $2.4 million and a reduction in the allowance for loan losses of approximately $3.0 million (see "BALANCE SHEET REVIEW-Allowance for Loan Losses"). The credit cards sold include approximately $58 million owned by the Company's off-balance sheet credit card trust. The Company will continue to service these credit cards until the end of August 1999. In connection with the sale, the Company's credit card trust was terminated effective May 17, 1999. In addition, the Company entered into a partnership agreement with an affiliate of the purchaser to offer credit card products to its retail customers. The Company will continue to originate business credit cards in its market areas and has retained its business credit card receivables, which totaled approximately $2.2 million as of June 30, 1999.


EQUITY INVESTMENTS

INVESTMENT IN NET.B@NK, INC.

         At June 30, 1999, the Company owned 2,415,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 8.4% of the outstanding shares. Net.B@nk owns and operates Net.B@nk, FSB, an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. At quarter end, these shares were carried on the Company's books at a basis of approximately $671,000 due to a restriction on selling the shares, which expires on July 31, 2000. Under the terms of the OTS's regulatory ruling on Net.B@nk in 1997, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000. Effective July 31, 1999, which is within one year of the termination of the restriction, the Company began carrying the Net.B@nk shares on the Company books at market value.

         On January 8, 1999, the OTS granted the Company permission to sell or transfer 1,110,000 (adjusted for the stock split) shares in order to reduce its ownership to less than 10%. In January 1999, the Company contributed 870,000 shares (adjusted for the stock split) of Net.B@nk common stock to Carolina First Foundation, a non-profit corporation organized for charitable purposes which establishes an endowment to fund future charitable contributions. In February 1999, the Company contributed capital in the form of 90,000 shares (adjusted for the stock split) of Net.B@nk common stock to its wholly-owned subsidiary, Carolina First Guaranty Reinsurance, Ltd., a company which will be engaged in the reinsurance of credit insurance to customers of the Company's banking subsidiaries. On February 10, 1999, the Company and Carolina First Guaranty Reinsurance, Ltd. sold 150,000 shares (adjusted for the stock split) and 90,000 shares (adjusted for the stock split), respectively, of Net.B@nk's common stock at a net price of $14.46 (adjusted for the stock split) per share in connection with Net.B@nk's secondary public offering. In addition, Carolina First Foundation sold 870,000 shares (adjusted for the stock split) of Net.B@nk common stock at a net price of $14.46 per share (adjusted for the stock split).

INVESTMENT IN AFFINITY TECHNOLOGY GROUP, INC.

         At June 30, 1999, the Company (through its subsidiary CF Investment Company) owned 2,528,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant").

         These Affinity shares and the shares represented by the Affinity Warrant constitute approximately 17% of Affinity's outstanding common stock. The investment in Affinity's common stock, which is included in securities available for sale and has a basis of approximately of $160,000, was recorded at its market value of approximately $4.5 million. The Affinity Warrant was not reported on the Company's balance sheet as of June 30, 1999.

         The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities laws.


INVESTMENTS IN COMMUNITY BANKS

         As of June 30, 1999, the Company had equity investments in the following community banks located in the Southeast: Capital Bank in Raleigh, North Carolina; Carolina Bank in Greensboro, North Carolina; Carolina Savings Bank, Incorporated, S.S.B. in Greensboro, North Carolina; CNB, Inc. in Lake City, Florida; Community Capital Corporation in Greenwood, South Carolina; FirstSpartan Financial Corporation in Spartanburg, South Carolina; Florida Banks, Incorporated in Jacksonville, Florida; Heritage Bancorp, Incorporated in Laurens, South Carolina; People's Community Capital Corporation in Aiken, South Carolina; and Trinity Bank in Monroe, North Carolina. In each case, the Company owns less than 5% of the community bank's outstanding common stock. The Company has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast.


CF INVESTMENT COMPANY

         In September 1997, the Company's subsidiary, CF Investment Company, became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company is a wholly-owned subsidiary of Blue Ridge. CF Investment Company's principal focus is investing in companies that have a bank-related technology or service the Company and its subsidiaries can use. As of June 30, 1999, CF Investment Company had invested approximately $2.4 million (principally in the form of loans) in companies specializing in electronic document management and Internet-related services. In March 1999, CF Investment Company sold its investment in Corporate Solutions International, a company that develops automated credit decision systems, for a pre-tax gain of approximately $412,000.


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

Fully tax equivalent net interest income increased $11.7 million, or 28%, to $53.6 million in the first six months of 1999 from $41.9 million in the first six months of 1998. The increase resulted from a higher level of average earning assets and a higher net interest margin. The growth in average earning assets, which increased $376.1 million, or 19%, to approximately $2.4 billion in the first half of 1999 from $2.0 billion in the first half of 1998 resulted from acquisitions completed in the second half of 1998, accounted for using the purchase method of accounting, and internal loan growth. Average loans, net of unearned income, were $1.9 billion in the first six months of 1999, compared with $1.6 billion in the first six months of 1998. Average investment securities were $395.2 million and $357.3 million in the first six months of 1999 and 1998, respectively.

         The net interest margin of 4.50% for the first half of 1999 was higher than the margin of 4.22% for the first half of 1998. The higher net interest margin in 1999 resulted from lower deposit costs partially offset by lower earning asset yields. The lower deposit costs resulted from shifting the deposit mix from certificates of deposit into lower-yielding transaction accounts. Also contributing to the Company's lower cost of deposits was the declining interest rate environment and the Company's rate reductions. The yield on earning assets was lower in 1999 as a result of a 0.75% reduction in the prime interest rate, which occurred during the fourth quarter of 1998. Approximately 54% of the commercial loan portfolio is variable and immediately repriced downward with the decrease in the prime interest rate. The earning asset yield was enhanced somewhat by the restructuring of the loan portfolio. Approximately $246 million, or 89%, of the loans acquired in the acquisition of First Southeast Financial Corporation ("First Southeast"), which closed in November 1997, were mortgage loans. Mortgage loans typically have a lower yield than commercial or consumer loans. During the first quarter of 1998, the Company sold approximately $153 million of First Southeast mortgage loans and deployed the proceeds into higher-yielding commercial and consumer loans during the remainder of 1998.

         The net interest margin of 4.55% for the second quarter of 1999 showed improvement over the net interest margin of 4.45% for the first quarter of 1999. The increase from first quarter to second quarter of 1999 resulted primarily from lower deposit costs associated with an increase in transaction accounts.

         Effective July 1, 1999, the prime interest rate increased 0.25% to 8.00%, which will lead to increased loan yields and higher deposit rates during the third quarter of 1999.


PROVISION FOR LOAN LOSSES

         The provision for loan losses increased to $6.8 million for the first half of 1999 compared with $5.6 million for the first half of 1998. The higher 1999 provision for loan losses reflected the higher level of outstanding loans, which increased 27%. As a percentage of average loans, the net charge-off ratio was 0.60% for the first half of 1999, compared with 0.79% for the first half of 1998. The nonperforming asset ratio remained low at 0.22% as of June 30, 1999, compared with 0.17% as of June 30, 1998.

         Management currently anticipates significant loan growth will continue in 1999. New market areas, such as northern and central Florida, are expected to contribute to 1999 portfolio growth. Management intends to closely monitor economic trends and the potential effect on the banking subsidiaries' loan portfolios. In addition, management is discussing Year 2000 readiness with loan customers to assess the related loan collection risk.

NONINTEREST INCOME

         Noninterest income increased to $30.1 million in the first six months of 1999 from $9.7 million in the first six months of 1998. Noninterest income in 1999 included non-recurring income from the disposition of assets. A non-recurring pre-tax gain of approximately $15.1 million (primarily offset by a contribution to the Carolina First Foundation) was recorded which related to the sale of Net.B@nk stock (see "EQUITY INVESTMENTS-Investment in Net.B@nk, Inc."). A pre-tax gain of approximately $412,000 was recorded relating to the sale of Corporate Solutions International stock (see "EQUITY INVESTMENTS-CF Investment Company). In addition, a gain on the sale of credit cards of approximately $2.4 million was recorded (see "OVERVIEW"). Excluding these nonrecurring gains, noninterest income increased $2.5 million to $12.2 million in the first six months of 1999 from $9.7 million in the first six months of 1998. This increase was primarily attributable to higher service charges on deposit accounts, loan securitization income and other income.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 17% to $4.8 million in the first half of 1999 from $4.1 million for the same time period in 1998. Average deposits for the same period increased 18%. The increase in service charges was attributable to attracting new transaction accounts and improved collection of fees. Effective July 1, 1999, certain deposit service charges were increased to reflect competitive pricing.

         Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first half of 1999 decreased to $1.6 million compared with $2.3 million in the first half of 1998.

         Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $2.0 million in the first half of 1999 compared with $2.1 million in 1998. The decrease in 1999 resulted from lower gains on the sale of loans, primarily due to a lower volume of sales. Mortgage loans totaling approximately $190 million and $215 million were sold in the first half of 1999 and 1998, respectively. Mortgage originations totaled approximately $220 million in the first six months of 1999 and $249 million in the first six months of 1998.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At June 30, 1999, CF Mortgage was servicing or subservicing 21,330 loans having an aggregate principal balance of approximately $1.8 billion. The decrease in both the number of loans serviced and the aggregate principal balance since December 31, 1998 was the result of the sale of mortgage servicing rights associated with approximately 1,000 loans with an aggregate principal balance of $70 million during the first quarter of 1999. The servicing rights sold, which resulted in a pre-tax loss of $123,000, were related to loans with a high likelihood of accelerated prepayments. In the first six months of 1999, fees related to the servicing portfolio from non-affiliated companies were offset by the related amortization for the mortgage servicing rights and subservicing payments for a loss of $309,000 compared to income of $128,000 in the first six months of 1998. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

         Fees for investment services in the first six months of 1999 of $1.1 million were 47% above the $721,000 earned in the same period of 1998. At June 30, 1999 and 1998, the market value of assets administered by Carolina First Bank's trust department totaled approximately $344 million and $311 million, respectively. The increase in fees and the market value of administered assets resulted from the generation of new business in personal trust and employee benefits. In addition, fees collected by Carolina First Securities, Inc. ("CF Securities"), a subsidiary of Carolina First Bank, contributed to the increase. CF Securities offers a complete line of investment products and services, including mutual funds, stocks, bonds and annuities.

         During the first half of 1999, the Company had income of $1.6 million from its interests in the credit card and commercial real estate loan trusts, compared with $33,000 in the first half of 1998. Loan securitization income is net of charge-offs associated with the loans in the trusts. Loan securitization income related to credit cards increased to $1.4 million (which included $560,000 in RPGI fees for servicing trust credit cards and lower credit card charge-offs) in the first six months of 1999 compared with $29,000 in the first six months of 1998. With the sale of the Company's credit cards and the termination of the credit card trust on May 17, 1999, loan securitization income related to credit cards ceased during the second quarter of 1999. The commercial real estate loan trust showed income of $246,000 during the first half of 1999 compared with $4,000 in the first half of 1998. This increase was a result of a periodic revaluation of the loans in the commercial real estate loan trust, resulting in an adjustment to the amortization of the related excess collateral.

         Other noninterest income was $2.9 million in the first six months of 1999 compared with $2.2 million in the first six months of 1998. Approximately $118,000 of the increase was due to the establishment of a bank-owned life insurance program during the second quarter of 1999. The remaining increase was due to higher customer service fees, lease fee income due to higher terminations from a more aged portfolio and merchant processing fees.


NONINTEREST EXPENSES

         Noninterest expenses increased to $57.8 million in the first half of 1999 from $29.5 million in the first half of 1998. Noninterest expenses in the first quarter of 1999 included a non-recurring charitable contribution in the form of Net.B@nk common stock, valued at approximately $12 million, which was made to the Carolina First Foundation (see "EQUITY INVESTMENTS-Investment in Net.B@nk, Inc."). In the second quarter of 1999, approximately $2.1 million was recorded for merger and related costs. Intangible amortization increased in the first six months of 1999 as a result of the three mergers completed in the last half of 1998. The remaining increase in expenditures includes operational costs associated with acquired branches, new markets and additional automated teller machines ("ATMs").

         Salaries and wages and employee benefits increased to $21.0 million in the first half of 1999 from $14.8 million in the first half of 1998. Full-time equivalent employees increased to 916 at June 30, 1999 from 787 at June 30, 1998. The staffing cost increases were primarily due to the costs of expanding in existing and new markets (including the 1998 mergers) and back office support functions to support growth.

         Occupancy and furniture and equipment expenses increased $1.4 million, or 28%, to $6.4 million in the first six months of 1999 from $5.0 million in the first six months of 1998. This increase resulted principally from additional costs associated with the branches acquired through acquisitions in 1998 and the operating costs associated with additional ATMs.

         Amortization of intangibles increased to $3.5 million in the first half of 1999 from $1.7 million in the first half of 1998. The increase is due to the acquisitions completed in 1998. This level of amortization is expected to continue.

         In connection with the mergers completed in the last year, the Company incurred merger and related costs of approximately $2.1 million, substantially all of which has been paid as of June 30, 1999. Table 1 shows the breakdown of these expenses.

TABLE 1
MERGER AND RELATED COSTS
-------------------------------------------------------------------------------
Severance payments and contracts                                   $    809,000
System conversion costs and write-off of obsolete equipment             545,000
Professional fees                                                       321,000
Legal fees                                                              102,000
Other                                                                   355,000
                                                                   ------------
Total                                                              $  2,132,000
-------------------------------------------------------------------------------
         Other noninterest expenses increased $4.6 million to $12.9 million in the first half of 1999 from $8.0 million in the first half of 1998. The overall increase in other noninterest expenses was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest items of other noninterest expense were telephone, servicing fees, stationery, supplies, printing and postage.


COMPARISON FOR THE QUARTERS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         Net income increased 14% in the second quarter of 1999 to $6.3 million from $5.5 million in the second quarter of 1998. Diluted earnings per share decreased to $0.28 in the second quarter of 1999, compared with $0.31 in the second quarter of 1998. Average diluted shares outstanding for the same time period increased 26% due to mergers competed in the last half of 1998. The increase in net income was a result of increases in net interest income and noninterest income partially offset by an increase in noninterest expenses.

         Net interest income increased $6.0 million to $27.4 million for the three months ended June 30, 1999 from $21.3 million for the comparable period in 1998. This increase was attributable to a higher level of average earning assets and a higher net interest margin. Earning assets averaged $2.4 billion and $2.0 billion in the second quarters of 1999 and 1998, respectively. The second quarter 1999 net interest margin increased to 4.55%, compared with 4.26% for the second quarter of 1998. The higher net interest margin in the second quarter of 1999 resulted from lower deposit costs partially offset by lower earning asset yields (see "EARNINGS REVIEW - Net Interest Income").

         Noninterest income, excluding the $2.4 million gain on the sale of credit cards, increased $1.6 million to $6.7 million for the second quarter of 1999 compared with $5.1 million for the second quarter of 1998. Service charges on deposit accounts increased to $2.6 million in the second quarter of 1999 compared with $2.3 million in the second quarter of 1998. This increase was due to attracting new transaction accounts and improved collection results. Loan securitization income related to credit cards was $666,000 in the second quarter of 1999 compared with $64,000 for the second quarter of 1998. With the termination of the credit card trust during the second quarter of 1999, loan securitization income related to credit cards ceased. Loan securitization income related to the commercial real estate loan trust was $340,000 in the second quarter of 1999 compared with $50,000 for the second quarter of 1998. Other noninterest income for the second quarter of 1999 increased $273,000 primarily due to increased merchant processing fees.

         Noninterest expenses, excluding merger and Y2K expenses of $2.4 million, increased to $21.0 million for the three months ended June 30, 1999 from $14.2 million for the three months ended June 30, 1998. Personnel expense increased from $7.3 million for the second quarter of 1998 to $9.8 million for the second quarter of 1999 due to mergers and the hiring of additional employees as a result of expansion in existing and new markets. Occupancy and furniture and equipment expense increased $957,000 to $3.4 million during second quarter 1999 from $2.4 million during second quarter 1998. Amortization of intangibles increased from $818,000 in the second quarter of 1998 to $1.6 million in the second quarter of 1999 as a result of mergers completed in the second half of 1998. Other noninterest expenses increased $2.9 million from second quarter 1998 to second quarter 1999, largely because of increases in servicing fees, professional fees, legal fees and credit card processing expenses.


YEAR 2000

         The Company recognizes a business risk in computerized systems when the calendar rolls over into the new century. Some computer programs, particularly older ones, use two digits rather than four digits for dates. Such programs may recognize "00" as the year 1900 rather than the year 2000 causing interest calculations to be incorrect or possibly causing the program or computer system on which it runs to cease functioning altogether. This problem may occur in any system containing a computer chip, even a telephone system. This problem is commonly called the "Year 2000 Problem." All computer systems used by the Company in its day-to-day operations could be affected.

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

         The Company's Year 2000 efforts include comprehensive testing of all hardware and software to ensure that computer systems do not negatively affect operations. Software applications testing began during the second quarter of 1998. The Company's current core banking software, mortgage software and operating systems have been vendor-certified as Year 2000 compliant and have been tested extensively in a User Group environment. The results of User Group testing have been provided for the Company to review. In-house testing of mission critical software and hardware was conducted in the first quarter of 1999 and substantially completed on March 31, 1999 in accordance with FDIC guidelines. These applications include core banking; mortgage servicing, origination and secondary marketing software; ACH software; and core operating system software and hardware. In addition, a professional third party accounting firm has conducted an independent review of core banking software proxy testing results. All third-party providers of non-information technology systems, including elevators, alarm systems and utilities, have been contacted. The Company continues to perform due diligence in seeking information from all vendors regarding their Year 2000 initiatives. Testing and certification for remaining non-mission critical applications was completed on June 30, 1999 in accordance with regulatory requirements.

         The current estimated cost to the Company for all Year 2000 activities is $3.4 million, the majority of which will be capitalized. For the first six months of 1999, approximately $362,000 of Y2K expenses was included in other noninterest expenses. Incomplete or untimely compliance would have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified because of the inherent variables and uncertainties involved.

         The Company has included contingency and business resumption plans in its Year 2000 compliance efforts. The Company has identified several potential replacements in the event that current software is not functional in the year 2000. All internal testing and review of mission critical software has shown to be Year 2000 compliant. Quality assurance review of testing results is ongoing. In the event the Company encounters operational difficulty (due to telecommunications or electrical failures) and cannot process data at the Columbia Operations Center on January 1, 2000, the Company has an agreement with an outside provider to use its off-site facilities to operate core banking systems for the purpose of business resumption.

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


BALANCE SHEET REVIEW

LOANS

         The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial majority of these borrowers are located in South Carolina and are concentrated in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At June 30, 1999, the Company had total loans outstanding of $2.0 billion that equaled approximately 91% of the Company's total deposits and approximately 71% of the Company's total assets. The composition of the Company's loan portfolio at June 30, 1999 follows: commercial and commercial mortgage 57%, residential mortgage 28%, consumer 12%, construction 2% and lease receivables 1%. Following the sale of the credit card portfolio, credit cards constituted only a fraction of the Company's loan portfolio.

         The Company's loans increased $424.8 million, or 27%, to approximately $2.0 billion at June 30, 1999 from $1.6 billion at June 30, 1998 and increased $120.5 million from approximately $1.9 billion at December 31, 1998. Approximately $86 million of residential mortgage loans were sold in the first six months of 1999 excluding loans originated by correspondents. In addition, approximately $54 million of credit card balances were sold in the second quarter of 1999. Adjusting for the 1999 loan sales, internal loan growth was approximately $222.6 million, or an annualized rate of 24.0%, during the first half of 1999.

         The Company had loans to 92 borrowers having principal amounts ranging from $2 million to $5 million, which loans accounted for $294.3 million, or 15%, of the Company's loan portfolio at June 30, 1999. The Company had loans to 28 borrowers having principal amounts in excess of $5 million, which loans accounted for $204.5 million, or 10%, of the Company's loan portfolio at June 30, 1999. At June 30, 1998, the Company had loans to 69 borrowers with principal amounts ranging from $2 million to $5 million, which accounted for $210.6 million, or 14%, of the Company's loan portfolio. The Company had loans to 22 borrowers having principal amounts in excess of $5 million, which loans accounted for $144.0 million, or 9%, of the Company's loan portfolio at June 30, 1998. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

         For the first six months of 1999, the Company's loans averaged $1.9 billion with a yield of 9.04%, compared with $1.6 billion and a yield of 9.35% for the same period in 1998. The decline in loan yield was attributable to a decrease in the prime interest rate of 0.75% in the fourth quarter of 1998 partially offset by an increase in loan fee income. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.


ALLOWANCE FOR LOAN LOSSES

         Management maintains an allowance for loan losses that it believes is adequate to cover inherent losses in the loan portfolio. However, management's judgment is based upon a number of assumptions which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

         The allowance for loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for inherent losses in the Company's loan portfolio. The level of this allowance is dependent upon the total amount of past due loans, general economic conditions and management's assessment of probable losses inherent in the loan portfolio.

         The allowance for loan losses totaled $16.0 million, or 0.83% of loans held for investment net of unearned income at June 30, 1999, compared with $15.6 million, or 1.06% of loans held for investment net of unearned income at June 30, 1998. At December 31, 1998, the allowance for loan losses was $17.5 million, or 1.00% of loans held for investment net of unearned income. During the second quarter of 1999, the allowance for loan losses was decreased $3.0 million as a consequence of the sale of the credit cards. The amount of the decrease was the portion of the allowance that was allocated to the credit card portfolio prior to the sale. With the completion of the Citrus Bank merger, the allowance as a percentage of loans held for investment increased from the reported level as of June 30, 1999 of 0.83% to a pro forma level of 0.92% (which is the restated amount as of June 30, 1999).

         The allowance for loan losses as a percentage of nonperforming loans was 637% and 883% as of June 30, 1999 and 1998, respectively. Table 2 presents changes in the allowance for loan losses.



TABLE 2
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
                                                                                               At and for
                                                           At and for the six months           the year ended
                                                                ended June 30,                 December 31,
                                                                --------------                 --------------
                                                                1999            1998                 1998
                                                                ----            ----                 -----

Balance at beginning of period                              $    17,509     $   16,211           $    16,211
Allowance of acquired companies                                     410              0                 1,822
Allowance adjustment for credit card sale                        (2,977)             0                     0
Provision for loan losses                                         6,811          5,583                11,129
Charge-offs:
         Credit cards                                             1,442          2,141                 4,309
         Bank loans, leases & Blue Ridge                          5,051          4,643                 8,466
Recoveries                                                          716            615                 1,122
         Net charge-offs                                          5,777          6,169                11,653
Allowance at end of period                                  $    15,976     $   15,625           $    17,509
==============================================================================================================



         At June 30, 1999, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan," was $1.2 million. The related allowance for these impaired loans was $377,000. The average recorded investment and foregone interest on impaired loans during the six months ended June 30, 1999 was approximately $889,000 and $37,000, respectively. For the six months ended June 30, 1999, the Company recognized interest income on impaired loans of $67,000.


SECURITIES

         At June 30, 1999, the Company's total investment portfolio had a book value of $423.4 million and a market value of $420.1 million for an unrealized net loss of approximately $3.3 million. Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $395.2 million in the first six months of 1999, 11% above the average of $357.3 million in the first six months of 1998. The increase in the securities balance was primarily attributable to an additional investment in corporate bonds to enhance investment yields and leverage the balance sheet. The average portfolio yield decreased to 6.07% in the first six months of 1999 from 6.40% in the first six months of 1998. The portfolio yield decreased as a result of decreasing short-term rates in the fourth quarter of 1998. This decline was slightly offset by a change in the mix of securities. As securities matured, they were reinvested in higher yielding agencies and mortgage-backed securities. The composition of the investment portfolio as of June 30, 1999 follows: treasuries and agencies 38%, mortgage-backed securities 30%, other securities 20%, and states and municipalities 11%. At June 30, 1999, securities totaled $420.2 million, down $2.3 million from the $422.5 million invested as of the second quarter end 1998 and down $27.8 million from the December 31, 1998 balance of $448.0 million.

         At June 30, 1999, securities available for sale included equity investments, including 2,528,366 shares of common stock of Affinity (recorded at its market value of approximately $4.5 million) and 2,415,000 shares (adjusted for the stock split) of common stock of Net.B@nk (recorded at its basis of approximately $671,000). See "EQUITY INVESTMENTS." The Affinity Warrant, which entitles the Company to purchase an additional 3,471,340 shares of common stock at a purchase price of $0.0001 per share, was not included in securities at June 30, 1999.


INTANGIBLE ASSETS AND OTHER ASSETS

         The intangible assets balance at June 30, 1999 of $120.6 million was attributable to goodwill of $110.8 million and core deposit balance premiums of $9.8. In connection with the Company's credit card sale, which closed on April 30, 1999, the Company wrote off approximately $6.0 million of intangible assets related to the Company's credit card subsidiary. The intangible assets balance at June 30, 1998 of $57.1 million was attributable to goodwill of $48.5 million, core deposit balance premiums of $8.5 million and credit card intangibles of $104,000. In the last half of 1998, the Company recorded intangible assets related to the acquisitions of First National Bank of Pickens County ("First National"), Poinsett Financial Corporation ("Poinsett") and Colonial Bank of South Carolina, Inc. ("Colonial Bank"), respectively.

         At June 30, 1999, other assets included other real estate owned of $1.8 million and mortgage servicing rights of $22.6 million. At June 30, 1998, other assets included other real estate owned of $677,000 and mortgage servicing rights of $23.4 million. The increase in other real estate owned is largely attributable to one-to-four family residential mortgages associated with the acquisition of Poinsett.


INTEREST-BEARING LIABILITIES

         During the first half of 1999, interest-bearing liabilities averaged $2.0 billion, compared with $1.8 billion in the first half of 1998. This increase resulted principally from acquisitions and internal deposit growth related to account promotions and sales efforts. The average interest rates were 4.49% and 5.07% in the first six months of 1999 and 1998, respectively. At June 30, 1999, interest-bearing deposits comprised approximately 87% of total deposits and 89% of interest-bearing liabilities. In the first six months of 1999, average borrowed funds which includes repurchase agreements and a portion of Federal Home Loan Bank ("FHLB") advances, totaled $171.5 million compared with $128.1 million for the same period in 1998. This increase was primarily attributable to an increase in repurchase agreements from an average of $110.6 million in the first six months of 1998 to $135.0 million in the first six months of 1999. This increase was partially offset by a decrease in average commercial paper balances. In 1998, the Company stopped offering commercial paper resulting in a decline in the average balance from $6.5 million in the first six months of 1998 to zero in the first six months of 1999. Advances from the FHLB increased to $74.6 million as of June 30, 1999 from $10.0 million at June 30, 1998. At December 31, 1998, FHLB advances totaled $35.1 million. This increase was primarily due to additional borrowings from FHLB for the purpose of funding fixed rate commercial loans and corporate bonds. FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.

         The Company's primary source of funds for loans and investments is its deposits, which are gathered through the banking subsidiaries' branch network. Deposits grew 18% to $2.2 billion at June 30, 1999 from $1.8 billion at June 30, 1998. The 1998 acquisitions of First National, Poinsett and Colonial Bank added approximately $220 million in deposits. The second quarter purchase of

Citizens added approximately $53 million in deposits. Internal growth, particularly from account and sales promotions, generated the remaining new deposits. During the first six months of 1999, total interest-bearing deposits averaged $1.8 billion with a rate of 4.46%, compared with $1.6 billion with a rate of 4.97% in the first six months of 1998. The decline in the rate reflects the Company's efforts to shift the deposit mix from CDs into lower-yielding transaction accounts. When the prime interest rate was reduced in the fourth quarter of 1998, the Company reduced the rate paid on some CDs, which assisted in lowering the overall cost of deposits. During the first six months of 1999, deposit pricing remained very competitive, a pricing environment which the Company expects to continue.

         During the first quarter of 1999, the Company opened a branch in the Cayman Islands. The branch is a "shell" branch of Carolina First Bank, and accordingly, involved minimal start-up costs. The primary function of the branch is to obtain deposits from the Eurocurrency interbank markets, which will be utilized in funding Carolina First Bank's domestic loan portfolio. The bank views this branch primarily as a vehicle for entrance into a funds market in which it is not currently active.

         Average noninterest-bearing deposits, which increased 31% during the year, increased to 13.1% of average total deposits in the first six months of 1999 from 11.7% in the first six months of 1998. This increase reflects the Company's progress in attracting transaction accounts and improving the mix of acquired deposits.

         Time deposits of $100,000 or more represented 13.3% of total deposits at June 30, 1999 and 14.6% of total deposits at June 30, 1998. The Company's large denomination time deposits are generally from customers within the local market areas of its banks and, therefore, provide a greater degree of stability than is typically associated with this source of funds. The Company does not pursue brokered deposits; however, the Company acquired an immaterial amount of brokered deposits through its Colonial Bank acquisition.


CAPITAL RESOURCES AND DIVIDENDS

         Total shareholders' equity amounted to $354.6 million, or 12.66% of total assets, at June 30, 1999, compared with $256.9 million, or 11.28% of total assets, at June 30, 1998. At December 31, 1998, total shareholders' equity totaled $344.4 million, or 12.63% of total assets. The increase in total shareholders' equity since June 30, 1998 resulted principally from the issuance of $99.2 million in capital related to acquisitions and the retention of earnings less cash dividends paid and stock repurchased. In the fourth quarter of 1998, the Company repurchased 394,874 shares of common stock, which decreased shareholders' equity $9.8 million, in connection with the acquisition of First National. In the first quarter of 1999, the Company repurchased 40,000 shares of common stock. In March 1999, the Company rescinded its share repurchase program due to the planned purchase of Citizens and Citrus Bank.

         Book value per share at June 30, 1999 and 1998 was $15.75 and $14.16, respectively. Tangible book value per share at June 30, 1999 and 1998 was $10.40 and $11.01, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the acquisitions of CF Mortgage, RPGI and five banks (all of which were accounted for as purchases).

         At June 30, 1999, the Company, Carolina First Bank, Carolina First Bank, F.S.B. and Citizens were in compliance with each of the applicable regulatory capital requirements and exceeded the well capitalized requirements. The table below sets forth various capital ratios for the Company, Carolina First Bank, Carolina First Bank, F.S.B. and Citizens.



TABLE 3
CAPITAL RATIOS
------------------------------------------------------------------------------------------------------
                                      As of        Well Capitalized             Adequately Capitalized
                                     6/30/99          Requirement                     Requirement
------------------------------------------------------------------------------------------------------

The Company:
   Total Risk-based Capital           12.74%                n/a                          n/a
   Tier 1 Risk-based Capital          10.82                 n/a                          n/a
   Leverage Ratio                      8.79                 n/a                          n/a

Carolina First Bank:
   Total Risk-based Capital           10.56%              10.0%                         8.0%
   Tier 1 Risk-based Capital           9.89                6.0                          4.0
   Leverage Ratio                      8.10                5.0                          4.0

Carolina First Bank, F.S.B.:
   Total Risk-based Capital           13.11%              10.0%                         8.0%
   Tier 1 Risk-based Capital          12.25                6.0                          4.0
   Leverage Ratio                      8.20                5.0                          4.0

Citizens
   Total Risk-based Capital           17.13%              10.0%                         8.0%
   Tier 1 Risk-based Capital          15.98                6.0                          4.0
   Leverage Ratio                      9.23                5.0                          4.0

-----------------------------------------------------------------------------------------------------


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

         The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a monthly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 200 basis points. According to the model as of June 30, 1999, the Company is positioned so that net interest income will increase $5.9 million if interest rates rise in the next twelve months and will decrease $3.3 million if interest rates decline in the next twelve months. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

         As of June 30, 1999, there was no substantial change from the interest rate risk sensitivity analysis for various changes in interest rates calculated as of December 31, 1998. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

         The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At June 30, 1999, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $584.8 million. This liability sensitive position is largely attributable to assuming that the Company's deposit transaction accounts, which totaled $811 million at June 30, 1999, will reprice within one year. This assumption may or may not hold true as the Company believes its transaction accounts are generally not price sensitive.


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

         The Company's banking subsidiaries have cash flow requirements involving withdrawals of deposits, extensions of credit and payment of operating expenses. The principal sources of funds for liquidity purposes for the banking subsidiaries are customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. The subsidiary banks' liquidity is also enhanced by the ability to acquire new deposits through the established branch network of 72 branches in South Carolina and 4 branches in Florida as of June 30, 1999. With the completion of the Citrus Bank merger and the opening of a branch office in Jacksonville, Florida in July 1999, the total number of branches in Florida was thirteen. The liquidity ratio is an indication of a company's ability to meet its short term funding obligations. At June 30, 1999, the liquidity ratios for Carolina First Bank, Carolina First Bank, F.S.B. and Citizens were approximately 20%, 35% and 37%, respectively. The liquidity needs of the banking subsidiaries are a factor in developing their deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary. Carolina First Bank and Carolina First Bank, F.S.B. have access to borrowing from the FHLB and maintain unused short-term lines of credit from unrelated banks. At June 30, 1999, the banking subsidiaries had unused short-term lines of credit totaling approximately $55 million (which are withdrawable at the lender's option). At June 30, 1999, unused borrowing capacity from the FHLB totaled approximately $149 million with an outstanding balance of $75 million. Management believes that these sources are adequate to meet its liquidity needs.


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

         As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $5.8 million and $6.2 million in the first six months of 1999 and 1998, respectively, or 0.60% and 0.79%, respectively, as an annualized percentage of average loans. Excluding credit card receivables, annualized net loan charge-offs as a percentage of average loans were 0.46% and 0.54% during the first six months of 1999 and 1998, respectively. In the first six months of 1999 and 1998, net charge-offs for credit cards totaled $1.4 million and $2.1 million, respectively. With the termination of the credit card trust, net charge-offs should decline in the future. The majority of the increase in accruing loans past due 90 days is attributable to one-to-four family residential loans acquired through mergers.


TABLE 4
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)


                                                             June 30,                       December 31,
                                                       1999           1998                     1998
                                                       ----           ----                     ----

Nonaccrual loans                                 $    1,225      $     487                $     753
Restructured loans                                    1,283          1,283                    1,283
       Total nonperforming loans                      2,508          1,770                    2,036
Other real estate                                     1,815            677                    3,168
       Total nonperforming assets                     4,323          2,447                    5,204

Nonperforming assets as a % of
     loans and foreclosed property                     0.22%          0.17%                    0.30%

Net loan charge-offs as a % of
     average loans (annualized)                        0.60           0.79                     0.71

Acccruing loans past due 90 days                      5,056          4,514                    7,023

Allowance for loan losses to
     nonperforming loans                               6.37x          8.83x                    8.60x



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

                                                          Voting shares in favor               Withheld
                                                                #             %                Authority
                                                                -             -                ---------

         William S. Hummers III                           16,522,997        99.61%                 64,362
         Charles B. Schooler                              16,528,543        99.65%                 58,816
         Eugene E. Stone IV                               16,524,984        99.62%                 62,375
         Mack I. Whittle, Jr.                             16,514,195        99.56%                 73,164

         Judd B. Farr, C. Claymon Grimes, Jr., M. Dexter Hagy, Vernon E. Merchant, Jr., H. Earle Russell, Jr.,
         Elizabeth P. Stall, William R. Timmons, Jr. and David C. Wakefield III continued in their present terms as directors.




ITEM 5            OTHER INFORMATION

         Completed Acquisitions
         ----------------------
         On April 23, 1999, the Company acquired all the outstanding shares of Citizens First National Bank, a national bank headquartered in Crescent City, Florida in exchange for 507,931 shares of the Company's common stock. At March 31, 1999, Citizens First National Bank had total assets, loans and deposits of approximately $59 million, $37 million and $53 million, respectively, and operated through four branch locations. The transaction was accounted for as a pooling-of-interests combination; however, due to the immateriality of the transaction in relation to the Company's consolidated financial position and operating results, prior period financial statements have not been restated.

         On July 1, 1999, the Company issued 3,086,478 shares of common stock for all the outstanding common stock of Citrus bank, a Florida state-chartered bank headquartered in Orlando, Florida. As of June 30, 1999, Citrus Bank had total assets, loans, and deposits of approximately $285 million, $196 million, and $264 million, respectively. This transaction will be accounted for as a pooling-of-interests combination and, accordingly, Citrus Bank's historical consolidated financial statements presented in future reports will be restated to included the accounts and results of operations of Citrus Bank.

         Pending Sale of Branches
         ------------------------
         In March 1999, Carolina First Bank signed a definitive agreement to sell two branch offices located in Ridgeland and Hardeeville, South Carolina to First National Bank, a subsidiary of First National Corporation. In June 1999, Carolina First Bank signed a definitive agreement to sell one branch office located in Johnston, South Carolina to First Citizens Bank and one branch office located in Abbeville, South Carolina to The Palmetto Bank, a subsidiary of Palmetto Bancshares, Inc. These three branches have approximately $58 million in deposits and approximately $15 million in loans. These transactions are expected to close in the second half of the year and are subject to regulatory approval, among other conditions.

                                     PART II
                                   (CONTINUED)


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 10.1 Carolina First Corporation Fortune 50 Plan: Incorporated by reference to the Prospectus in Carolina First Corporation's Registration Statement on Form S-8, Commission File No. 333-83519.

 11.1 Computation of Basic and Diluted Earnings Per Share.

 12.1 Computation of Earnings to Fixed Charges Ratio.

 27.1 Financial Data Schedules


(b)   Reports on Form 8-K

              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Carolina First Corporation

                                             /s/ William S. Hummers III
                                             ----------------------------
                                             William S. Hummers III
                                             Executive Vice President