Form 10-Q
period 1999-09-30
CAROLINA FIRST CORP
filed 1999-11-15
CIK 797871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

----- TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______ TO_______.

Commission file number 0-15083
                       -------

                           CAROLINA FIRST CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                     57-0824914
 ------------------------------                        ------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)

102 South Main Street, Greenville, South Carolina               29601
-------------------------------------------------             ----------
(Address of principal executive offices)                      (ZIP Code)

Registrant's telephone number, including area code (864) 255-7900
                                                   --------------

________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ____

The number of outstanding shares of the issuer's $1.00 par value common stock as of November 8, 1999 was 25,718,991.

CONSOLIDATED BALANCE SHEETS
Carolina First Corporation and Subsidiaries
($ in thousands, except share data) (Unaudited)


                                                                                September 30,            December 31,
                                                                     ------------------------------    ---------------
                                                                         1999              1998             1998
                                                                     ------------      -------------   ---------------
Assets
Cash and due from banks ........................................      $    88,693       $    93,145       $   116,239
Interest-bearing bank balances .................................           15,535            51,365            54,988
Federal funds sold and resale agreements .......................           13,205           148,336            28,041
Securities
    Trading ....................................................            4,026             2,514             3,543
     Available for sale ........................................          434,327           356,086           405,137
     Held for investment (market value $52,421, $53,189 and
     $52,940,respectively) .....................................           52,586            51,767            52,077
                                                                      -----------       -----------       -----------
          Total securities .....................................          490,939           410,367           460,757
                                                                      -----------       -----------       -----------
Loans
     Loans held for sale .......................................           50,654            88,055           112,918
     Loans held for investment .................................        2,235,956         1,837,995         1,925,332
          Less unearned income .................................           (6,529)           (9,023)           (8,064)
          Less allowance for loan losses .......................          (22,180)          (19,634)          (20,266)
                                                                      -----------       -----------       -----------
             Net loans .........................................        2,257,901         1,897,393         2,009,920
                                                                      -----------       -----------       -----------
Premises and equipment, net ....................................           56,540            50,631            54,630
Accrued interest receivable ....................................           19,813            18,834            19,787
Intangible assets ..............................................          117,220           117,489           130,415
Other assets ...................................................          109,209            61,016            78,515
                                                                      -----------       -----------       -----------
                                                                      $ 3,169,055       $ 2,848,576       $ 2,953,292
                                                                      ===========       ===========       ===========

Liabilities and Shareholders' Equity
Liabilities
     Deposits
          Noninterest-bearing ..................................      $   321,886       $   287,972       $   332,531
          Interest-bearing .....................................        2,076,155         1,979,340         2,001,652
                                                                      -----------       -----------       -----------
               Total deposits ..................................        2,398,041         2,267,312         2,334,183
     Borrowed funds ............................................          273,479           163,238           193,286
     Subordinated notes ........................................           25,715            25,586            25,618
     Accrued interest payable ..................................           15,015            16,293            16,530
     Other liabilities .........................................           45,015            21,366            21,688
                                                                      -----------       -----------       -----------
          Total liabilities ....................................        2,757,265         2,493,795         2,591,305
                                                                      -----------       -----------       -----------

Shareholders' Equity
     Preferred stock-no par value; authorized 10,000,000 shares;
         issued and outstanding none ...........................             --                --                --
     Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 25,695,083, 24,508,829
          and 24,785,621 shares, respectively ..................           25,695            24,509            24,786
     Surplus ...................................................          306,340           298,307           301,215
     Retained earnings .........................................           54,055            33,251            38,113
     Guarantee of employee stock ownership plan debt and
          nonvested restricted stock ...........................           (3,400)           (3,182)           (2,963)
     Accumulated other comprehensive income, net of tax ........           29,100             1,896               836
                                                                      -----------       -----------       -----------
          Total shareholders' equity ...........................          411,790           354,781           361,987
                                                                      -----------       -----------       -----------
                                                                      $ 3,169,055       $ 2,848,576       $ 2,953,292
                                                                      ===========       ===========       ===========

CONSOLIDATED STATEMENTS OF INCOME
Carolina First Corporation and Subsidiaries
($ in thousands, except share data) (Unaudited)

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                    ------------------------------   -------------------------------
                                                         1999           1998             1999              1998
                                                    ------------------------------   -------------------------------
Interest Income
     Interest and fees on loans ..............      $    50,639      $    41,679      $   146,657      $   119,772
     Interest and dividends on securities ....            6,384            6,065           18,164           17,171
     Interest on short-term investments ......              730            1,854            3,065            5,152
                                                    -----------      -----------      -----------      -----------
          Total interest income ..............           57,753           49,598          167,886          142,095
                                                    -----------      -----------      -----------      -----------
Interest Expense
     Interest on deposits ....................           23,394           21,835           68,426           63,764
     Interest on borrowed funds ..............            3,257            2,599            8,928            7,369
                                                    -----------      -----------      -----------      -----------
          Total interest expense .............           26,651           24,434           77,354           71,133
                                                    -----------      -----------      -----------      -----------
          Net interest income ................           31,102           25,164           90,532           70,962

Provision for Loan Losses ....................            3,986            3,342           11,752            9,531
                                                    -----------      -----------      -----------      -----------
     Net interest income after
          provision for loan losses ..........           27,116           21,822           78,780           61,431
                                                    -----------      -----------      -----------      -----------

Noninterest Income
     Service charges on deposit accounts .....            3,045            2,290            8,304            6,747
     Mortgage banking income .................              918            1,002            2,532            3,277
     Fees for investment services ............              560              529            1,622            1,250
     Loan securitization income ..............               43              887            1,646              920
     Gain on sale of securities ..............               77              128              321              451
     Gain on sale of credit cards ............               --               --            2,362               --
     Gain on disposition of equity
        investments ..........................               --               --           15,471               --
     Gain on sale of branches ................            2,223               --            2,223               --
     Other ...................................            1,887            1,820            5,524            4,547
                                                    -----------      -----------      -----------      -----------
          Total noninterest income ...........            8,753            6,656           40,005           17,192
                                                    -----------      -----------      -----------      -----------

Noninterest Expenses
     Personel expense ........................           11,263            8,852           34,582           25,507
     Occupancy ...............................            1,979            1,699            5,728            4,740
     Furniture and equipment .................            1,936            1,297            5,123            3,605
     Amortization of intangibles .............            1,615            1,043            5,152            2,735
     Charitable contribution to foundation ...               --               --           11,890               --
     Merger-related costs ....................            3,151               --            5,283               --
     Y2K expenses ............................              487               79              850              155
     Other ...................................            6,715            5,256           20,315           13,901
                                                    -----------      -----------      -----------      -----------
          Total noninterest  expenses ........           27,146           18,226           88,923           50,643
                                                    -----------      -----------      -----------      -----------
          Income before income taxes .........            8,723           10,252           29,862           27,980
     Income taxes ............................            2,993            3,831            9,857           10,381
                                                    -----------      -----------      -----------      -----------
          Net income .........................      $     5,730      $     6,421      $    20,005      $    17,599
                                                    ===========      ===========      ===========      ===========

Net Income per Common Share:
     Basic ...................................      $      0.22      $      0.31      $      0.80      $      0.87
     Diluted .................................             0.22             0.30             0.78             0.86

Average Common Shares Outstanding:
     Basic ...................................       25,519,678       20,816,324       25,143,098       20,159,386
     Diluted .................................       25,872,028       21,232,259       25,515,506       20,556,718

Cash Dividends Declared per Common Share .....      $      0.09      $      0.08      $      0.27      $      0.24

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
Carolina First Corporation and Subsidiaries
($ in thousands, except share data) (Unaudited)

                                                                                        Retained  Accumulated
                                              Shares of                                 Earnings     Other
                                               Common   Preferred  Common                 and     Comprehensive
                                               Stock      Stock     Stock    Surplus     Other*      Income        Total
                                             ---------- -------- ---------- ---------- ---------- -----------   ----------
Balance, December 31, 1997 .................  18,197,453  $ --    $ 18,197  $ 175,335   $ 17,128   $  4,553    $ 215,213
 Net income ................................          --    --          --         --     17,599         --       17,599
 Other comprehensive income (loss),
  net of tax:
  Unrealized losses on securities:
   Unrealized holding losses arising during
    period, net of taxes of $1,460 .........          --    --          --         --         --     (2,555)          --
   Less: reclassification adjustment for
    gains included in net income, net
    of taxes of $60 ........................          --    --          --         --         --       (102)          --
                                                                                                   --------
  Other comprehensive loss .................          --    --          --         --         --     (2,657)      (2,657)
                                                                                                   --------    ---------
 Comprehensive income ......................          --    --          --         --         --                  14,942
                                                                                                               ---------

 Cash dividends declared ($0.24 per
  common share) ............................          --    --          --         --     (4,606)        --       (4,606)
 Common stock issued pursuant to:
 Stock offering ............................   2,242,115    --       2,242     38,195         --         --       40,437
 Purchase accounting acquisition ...........   3,969,670    --       3,970     62,919         --         --       86,889
 Dividend reinvestment plan ................      41,787    --          42        938         --         --          980
 Employee stock purchase plan ..............       6,509    --           7        146         --         --          153
 Restricted stock plan .....................      28,945    --          29        594         --         --          623
 Exercise of stock options and stock
  warrants .................................      22,350    --          22        109         --         --          131
 Miscellaneous .............................          --    --          --         71        (52)        --           19
                                             -----------  ------  --------  ---------   --------   --------    ---------
Balance, September 30, 1998 ................  24,508,829  $ --    $ 24,509  $ 298,307   $ 30,069   $  1,896    $ 354,781
                                             ===========  ======  ========  =========   ========   ========    =========

Balance, December 31, 1998 .................  24,765,621  $ --    $ 24,786  $ 301,215   $ 35,150   $    836    $ 361,987
 Net income ................................          --    --          --         --     20,005         --       20,005
 Other comprehensive income, net of tax:
 Unrealized gains on securities:
  Unrealized holding gains arising during
   period, net of taxes of $15,576 .........          --    --          --         --         --     28,471           --
  Less: reclassification adjustment for
   gains included in net income, net of
   taxes of $18 ............................          --    --          --         --         --        (36)          --
                                                                                                   --------
  Other comprehensive income ...............          --    --          --         --         --     28,435       28,435
                                                                                                   --------    ---------

 Comprehensive income .....................           --    --          --         --         --                  48,440
                                                                                                               ---------
 Cash dividends declared ($0.27 per
   common share) ...........................          --    --          --         --     (6,599)        --       (6,599)
 Common stock issued pursuant to:
   Repurchase of stock .....................     (40,000)   --         (40)      (816)        --         --         (856)
   Acquisition .............................     505,851    --         506      1,734      1,445       (171)       3,514
   Dividend reinvestment plan ..............      43,314    --          43        937         --         --          980
   Employee stock purchase plan ............       8,371    --           8        181         --         --          189
   Restricted stock plan ...................      44,735                45      1,046         --         --        1,091
   Exercise of stock options and stock
    warrants ...............................     347,191    --         347      2,043         --         --        2,390
 Miscellaneous .............................          --    --          --         --        654         --          654
                                             -----------  ------  --------  ---------   --------   --------    ---------
Balance, September 30, 1999 ................  25,695,083  $ --    $ 25,695  $ 306,340   $ 50,655   $ 29,100    $ 411,790
                                             ===========  ======  ========  =========   ========   ========    =========

* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock

CONSOLIDATED STATEMENTS OF CASH FLOWS
Carolina First Corporation and Subsidiaries
($ in thousands, except share data) (Unaudited)

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                                1999         1998
                                                              ---------    ---------
Cash Flows from Operating Activities
   Net income ............................................   $  20,005    $  17,599
   Adjustments to reconcile net income to net cash
    (used for) provided by operations
      Depreciation .......................................       1,928        3,083
      Amortization of intangibles ........................       5,152        2,735
      Charitable contribution to foundation ..............      11,890           --
      Provision for loan losses ..........................      11,752        9,531
      Gain on sale of credit cards .......................      (2,362)          --
      Gain on sale of securities .........................        (321)        (451)
      Gain on disposition of equity investments ..........     (15,471)          --
      Gain on sale of branches .................... ......      (2,223)          --
      Trading account assets, net ........................        (215)         124
      Originations of mortgage loans held for sale .......    (325,269)    (368,843)
      Sale of mortgage loans held for sale ...............     256,653      443,417
      Other assets, net ..................................     (22,109)      (7,167)
      Other liabilities, net .............................       4,780          961
                                                             ---------    ---------
   Net cash (used  for) provided by operating activities .     (55,810)     100,989
                                                             ---------    ---------
Cash Flows Investing Activities
   Increase (decrease) in cash realized from
      Interest-bearing bank balances .....................      39,453      (16,662)
      Federal funds sold and resale agreements ...........       7,311     (121,948)
      Sale of securities available for sale ..............      92,920       34,499
      Maturity of securities available for sale ..........     141,215      305,267
      Maturity of securities held for investment .........       7,747        7,867
      Purchase of securities available for sale ..........    (211,746)    (398,446)
      Purchase of securities held for investment .........      (8,256)      (9,136)
      Origination of loans, net ..........................    (230,376)    (175,509)
      Capital expenditures, net ..........................      (5,109)      (4,564)
      Acquisitions accounted for under the purchase method
        of accounting ....................................      13,256       28,451
      Proceeds from disposition of equity investments ....       4,389           --
      Proceeds from sale of credit cards .................      65,624           --
      Net cash outflow from sale of branches .............     (35,160)     (38,480)
                                                             ---------    ---------
   Net cash used for investing activities ................    (118,732)    (388,661)
                                                             ---------    ---------
Cash Flows from Financing Activities
   Increase (decrease) in cash realized from
      Change in deposit, net .............................      69,966      254,622
      Borrowed funds, net ................................      80,193        4,208
      Cash dividends paid ................................      (6,269)      (4,121)
      Issuance of common stock ...........................          --       40,437
      Other common stock activity ........................       3,106        1,786
                                                             ---------    ---------
   Net cash provided by financing activities .............     146,996      296,932
                                                             ---------    ---------
Net change in cash and due from banks ....................     (27,546)       9,260
Cash and due from banks at beginning of period ...........     116,239       83,885
                                                             ---------    ---------
Cash and due from banks at end of period .................   $  88,693    $  93,145
                                                             =========    =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   CAROLINA FIRST CORPORATION AND SUBSIDIARIES


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 1998 Annual Report to Shareholders.


(2)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized, amounted to approximately $78.9 million and $66.1 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. Income tax payments of $4.1 million and $9.5 million were made for the nine months ended September 30, 1999 and September 30, 1998, respectively.


(3)      BUSINESS COMBINATIONS

         On April 23, 1999, the Company acquired all the outstanding shares of Citizens First National Bank ("Citizens"), a national bank headquartered in Crescent City, Florida in exchange for 507,931 shares of the Company's common stock. At March 31, 1999, Citizens had total assets, loans and deposits of approximately $59 million, $37 million and $53 million, respectively. The transaction has been accounted for as a pooling-of-interests combination; however, due to the immateriality of the transaction in relation to the Company's consolidated financial position and operating results, prior period financial statements have not been restated.

         On July 1, 1999, the Company issued 3,086,478 shares of common stock in exchange for all the outstanding common stock of Citrus Bank, a Florida state-chartered bank headquartered in Orlando, Florida. As of June 30, 1999, Citrus Bank had total assets, loans and deposits of approximately $285 million, $196 million and $264 million, respectively. This transaction has been accounted for as a pooling-of-interests combination and, accordingly, the Company's consolidated financial statements for all prior periods have been restated to include the accounts and results of operations of Citrus Bank, except for cash dividends declared per common share.

         The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.



                                       Six Months Ended         Three Months Ended        Nine Months Ended
                                         June 30, 1999          September 30, 1998        September 30, 1998
                                         -------------          ------------------        ------------------
         ($ in thousands)
         Net interest income:
            The Company                      $53,044                   $22,459                 $64,035
            Citrus Bank                        6,386                     2,705                   6,927
                                             -------                   -------                 -------
            Combined                         $59,430                   $25,164                 $70,962
                                             =======                   =======                 =======
         Noninterest income:



            The Company                      $30,137                   $ 6,157                 $15,853
            Citrus Bank                        1,115                       499                   1,339
                                             -------                   -------                 -------
            Combined                         $31,252                   $ 6,656                 $17,192
                                             =======                   =======                 =======

         Net income:
            The Company                      $12,640                   $ 5,639                 $15,869
            Citrus Bank                        1,635                       782                   1,730
                                             -------                   -------                 -------
            Combined                         $14,275                   $ 6,421                 $17,599
                                             =======                   =======                 =======


         On September 13, 1999, Carolina First Bank completed the sale of three branch offices located in Abbeville, Hardeeville and Ridgeland, South Carolina. In connection with the sale of these branches, the Company recorded a gain of approximately $2.2 million, sold loans of approximately $12.0 million and transferred deposits of approximately $48.3 million.


(4)      SECURITIES

         The net unrealized gain on securities available for sale, net of tax increased $28 million for the nine months ended September 30, 1999. The Company began recording its investment in Net.B@nk, Inc. at market value effective July 31, 1999, or one year prior to the termination of restrictions on the sale of these securities.


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


(7)      BUSINESS SEGMENTS

         The Company has five wholly-owned operating subsidiaries which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Three of these subsidiaries qualify as separately reportable operating segments:
         Carolina First Bank, Citrus Bank and Carolina First Mortgage Company ("CF Mortgage"). Carolina First Bank and CF Mortgage offer products and services primarily to customers in South Carolina and the surrounding areas, while Citrus Bank offers products and services primarily to customers in northern and central Florida. Revenues for Carolina First Bank and Citrus Bank are derived primarily from interest and fees on loans, interest on investment securities and service charges on deposits, while CF Mortgage's revenue is from mortgage banking income.

         The following table summarizes certain financial information concerning the Company's reportable operating segments at and for the nine months ended:



                                   CAROLINA FIRST     CF            CITRUS                 ELIMINATING
                                        BANK        MORTGAGE         BANK        OTHER*      ENTRIES          TOTAL
     -----------------------------------------------------------------------------------------------------------------
     SEPTEMBER 30, 1999
     ---------------------
     Income Statement Data
       Total revenue                $     160,831  $   5,376   $     20,704  $    27,415  $    (6,435)   $     207,891
       Net interest income                 75,717         --         11,422        3,393           --           90,532
       Provision for loan losses           10,558         --            955          239           --           11,752
       Noninterest income                  18,711      5,376          1,832       18,588       (4,502)          40,005
         Mortgage banking
           income (loss)                   (2,740)     5,255              2           15           --            2,532
       Noninterest expenses                57,837      4,289         10,409       20,890       (4,502)          88,923
         Amortization                       4,215         --             --          937           --            5,152
       Net income                          15,877        705          1,166        2,257           --           20,005

     Balance Sheet Data
       Total assets                 $   2,670,583  $   7,063   $    358,764  $   604,925  $  (472,280)   $   3,169,055
       Loans - net of
        unearned income                 1,961,933         --        263,737       54,411           --        2,280,081
       Allowance for loan losses           16,375         --          3,963        1,842           --           22,180
       Intangibles                        100,655         --             13       16,552           --          117,220
       Deposits                         2,002,887         --        329,817       80,515       (15,178)      2,398,041

     SEPTEMBER 30, 1998
     ---------------------
     Income Statement Data
       Total revenue                 $    137,415 $    6,340  $      12,568  $     7,445  $    (4,481)   $     159,287
       Net interest income                 63,007         --          6,927        1,028           --           70,962
       Provision for loan losses            6,211         --            845        2,475           --            9,531
       Noninterest income                   9,146      6,340          1,339        3,392       (3,025)          17,192
         Mortgage banking
           income (loss)                   (2,979)     6,256             --           --           --            3,277
       Noninterest expenses                40,677      3,435          4,646        4,910       (3,025)          50,643
         Amortization                       2,348         --             --          387           --            2,735
       Net income                          15,846      1,869          1,730       (1,846)          --           17,599

     Balance Sheet Data
       Total assets                 $   2,491,259  $   6,522  $     215,902  $   502,947  $  (368,054)   $   2,848,576
       Loans - net of
         unearned income                1,674,208         --        159,628       83,191           --        1,917,027
       Allowance for loan losses           14,702         --          2,007        2,925           --           19,634
       Intangibles                         50,961         --             13       66,515           --          117,489
       Deposits                         2,018,507         --        198,172       82,531      (31,898)       2,267,312
     -----------------------------------------------------------------------------------------------------------------
     *Other includes corporate related items and results of subsidiaries not meeting the criteria for reportable operating segments, including the
     Parent Company, Blue Ridge Finance Company, Inc., Carolina First Bank,
     F.S.B., Resource Processing Group, Inc., CF Guaranty Reinsurance, Ltd., and
     CF Technology.

(8)      MANAGEMENT'S OPINION

         The financial statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.


(9)      SUBSEQUENT EVENTS

         On October 18, 1999, Carolina First Bank completed the sale of one branch office located in Johnston, South Carolina. At September 30, 1999, this branch had approximately $6.4 million in deposits and approximately $1.4 million in loans.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND WITH THE STATISTICAL INFORMATION AND FINANCIAL DATA APPEARING IN THIS REPORT AS WELL AS THE ANNUAL REPORT OF CAROLINA FIRST CORPORATION (THE "COMPANY") ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 ARE NOT NECESSARILY INDICATIVE OF RESULTS TO BE ATTAINED FOR ANY OTHER PERIOD.

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

         The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic, monetary policy and industry conditions; changes in interest rates and deposit rates; inflation; risks inherent in making loans including repayment risks and value of collateral; adequacy of the allowance for loan losses and the assessment of problem loans; fluctuations in consumer spending; the demand for the Company's products and services; dependence on senior management; technological changes; ability to increase market share and control expenses; acquisitions; changes in accounting policies and practices; costs and effects of litigation; recently-enacted or proposed legislation; and year 2000 readiness.

         Such forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.


OVERVIEW

         The Company, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institution holding company, which commenced banking operations in December 1986, and currently conducts business through 68 locations in South Carolina and 13 locations in northern and central Florida. The Company operates through the following subsidiaries: Carolina

First Bank, a South Carolina state-chartered commercial bank; Citrus Bank, a Florida state-chartered commercial bank; Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking company; Carolina First Bank, F.S.B., a Federal savings bank which offers Bank CaroLine (an Internet bank); and Blue Ridge Finance Company, Inc. ("Blue Ridge"), a consumer finance company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers.

         Net income for the third quarter of 1999 was $5.7 million, compared with $6.4 million for the third quarter of 1998. Third quarter 1999 earnings included three nonrecurring items: a $809,000 after-tax gain on sale of branches, a $288,000 after-tax loss on disposition of obsolete equipment (included in other noninterest income) and $2.3 million of after-tax merger-related costs. Earnings per diluted share for the three months ended September 30, 1999 were $0.22 per diluted share, compared with $0.30 for the prior year period. Earnings per diluted share for the third quarter 1999 included three nonrecurring items: a $0.03 per diluted share after-tax gain on sale of branches, a $0.01 per diluted share after-tax loss on disposition of obsolete equipment and $0.09 per diluted share of after-tax merger-related costs. The decrease in earnings per diluted share was partially due to a 22% increase in average common shares outstanding, principally from the completion of bank mergers. Net income for the first nine months of 1999 increased 14% to $20.0 million compared with $17.6 million for the same period in 1998. Earnings per diluted share for the nine months ended September 30, 1999 were $0.78 compared with $0.86 for the prior year period. At September 30, 1999, the Company had approximately $3.2 billion in assets, $2.3 billion in loans, $2.4 billion in deposits and $411.8 million in shareholders' equity. At September 30, 1999, the Company's ratio of nonperforming assets to loans and other real estate owned was 0.45%.

         On April 23, 1999, the Company acquired all the outstanding shares of Citizens First National Bank ("Citizens"), a national bank headquartered in Crescent City, Florida in exchange for 507,931 shares of the Company's common stock. At March 31, 1999, Citizens had total assets, loans and deposits of approximately $59 million, $37 million and $53 million, respectively, and operated through four branch locations. The transaction has been accounted for as a pooling-of-interests combination; however, due to the immateriality of the transaction in relation to the Company's consolidated financial position and operating results, prior period financial statements have not been restated.

         On April 30, 1999, the Company sold its consumer credit card receivables totaling approximately $112 million to First USA, N.A. The sale resulted in a gain of approximately $2.4 million and a reduction in the allowance for loan losses of approximately $3.0 million (see "BALANCE SHEET REVIEW-Allowance for Loan Losses"). The credit cards sold included approximately $58 million owned by the Company's off-balance-sheet credit card trust. In connection with the sale, the Company's credit card trust was terminated effective May 17, 1999. The Company continued to service these credit cards until the end of August 1999. In addition, the Company entered into a partnership agreement with an affiliate of the purchaser to offer credit card products to its retail customers.

         On July 1, 1999, the Company issued 3,086,478 shares of common stock for all the outstanding common stock of Citrus Bank, a Florida state-chartered commercial bank headquartered in Orlando. As of June 30, 1999, Citrus Bank had total assets, loans and deposits of approximately $285 million, $196 million and $264 million, respectively, and operated through eight locations. This transaction has been accounted for as a pooling-of-interests combination and, accordingly, the Company's consolidated financial statements for all prior periods have been restated to include the accounts and results of operations of Citrus Bank, except for cash dividends declared per common share.

         On July 1, 1999, Citizens was merged into Citrus Bank, and all of the Company's Florida bank branches currently operate as branches of Citrus Bank. During July 1999, Citrus Bank opened a de novo office in Jacksonville, Florida.

         On September 13, 1999, Carolina First Bank completed the sale of three branch offices located in Abbeville, Hardeeville and Ridgeland, South Carolina. In connection with the sale of these branches, the Company recorded a gain of approximately $2.2 million, sold loans of approximately $12.0 million and transferred deposits of approximately $48.3 million.

EQUITY INVESTMENTS

INVESTMENT IN NET.B@NK, INC.

         At September 30, 1999, the Company owned 2,415,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 8.4% of the outstanding shares. Net.B@nk owns and operates Net.B@nk, FSB, a FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. Under the terms of the Office of Thrift Supervision's regulatory ruling on Net.B@nk in 1997, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000. Effective July 31, 1999, or one year prior to the termination of the restriction, the Company began recording its investment in Net.B@nk at market value. As of September 30, 1999, the Company's investment in Net.B@nk, which is included in securities available for sale, had a pre-tax market value of approximately $53 million. In prior periods, these shares were recorded at the Company's book basis, which was approximately $671,000 as of September 30, 1999. The Company's shares of NetB@nk common stock are "restricted" securities, as that term is defined in federal securities laws.

         On January 8, 1999, the OTS granted the Company permission to sell or transfer 1,110,000 shares (adjusted for the stock split) in order to reduce its ownership to less than 10%. In January 1999, the Company contributed 870,000 shares (adjusted for the stock split) of Net.B@nk common stock to Carolina First Foundation, a non-profit corporation organized for charitable purposes, which established an endowment to fund future charitable contributions. In February 1999, the Company contributed capital in the form of 90,000 shares (adjusted for the stock split) of Net.B@nk common stock to its wholly-owned subsidiary, Carolina First Guaranty Reinsurance, Ltd., a company engaged in the reinsurance of credit insurance to customers of the Company's banking subsidiaries. On February 10, 1999, the Company and Carolina First Guaranty Reinsurance, Ltd. sold 150,000 shares (adjusted for the stock split) and 90,000 shares (adjusted for the stock split), respectively, of Net.B@nk's common stock at a net price of $14.46 (adjusted for the stock split) per share in connection with Net.B@nk's secondary public offering. In addition, Carolina First Foundation sold 870,000 shares (adjusted for the stock split) of Net.B@nk common stock at a net price of $14.46 per share (adjusted for the stock split).


INVESTMENT IN AFFINITY TECHNOLOGY GROUP, INC.

         At September 30, 1999, the Company (through its subsidiary CF Investment Company) owned 2,528,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant").

         These Affinity shares and the shares represented by the Affinity Warrant constitute approximately an 18% ownership interest in Affinity. The investment in Affinity's common stock, which is included in securities available for sale and has a basis of approximately of $160,000, was recorded at its market value of approximately $2.0 million. The Affinity Warrant was not reported on the Company's balance sheet as of September 30, 1999.

         The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities laws.


INVESTMENTS IN COMMUNITY BANKS

         As of September 30, 1999, the Company had equity investments in the following community banks located in the Southeast: CNB, Inc.; Capital Bank; Carolina Bank; Community Capital Corporation; FirstSpartan Financial Corporation; Florida Banks, Inc.; Heritage Bancorp, Inc.; High Street Banking Company; People's Community Capital Corp.; and Trinity Bank. In each case, the Company owns less than 5% of the community bank's outstanding common stock. The Company has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast.


CF INVESTMENT COMPANY

         In September 1997, the Company's subsidiary, CF Investment Company, became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company is a wholly-owned subsidiary of Blue Ridge. CF Investment Company's principal focus is investing in companies that have a bank-related technology or service the Company and its subsidiaries can use. As of September 30, 1999, CF Investment Company had invested approximately $2.5 million (principally in the form of loans) in companies specializing in electronic document management and Internet-related services. In March 1999, CF Investment Company sold its investment in Corporate Solutions International, a company that develops automated credit decision systems, for a pre-tax gain of approximately $412,000.


EARNINGS REVIEW

NET INTEREST INCOME

         The largest component of the Company's net income is Carolina First Bank`s net interest income. Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Average earning assets and the net interest margin exclude the net unrealized gain on sale of securities available for sale because this gain is not included in net income.

         Fully tax-equivalent net interest income increased $19.8 million, or 28%, to $91.2 million in the first nine months of 1999 from $71.4 million in the first nine months of 1998. The increase resulted from a higher level of average earning assets and a higher net interest margin. Average earning assets increased $483.9 million, or 22%, to approximately $2.6 billion in the first nine months of 1999 from $2.2 billion in the first nine months of 1998. This increase resulted from acquisitions completed in the second half of 1998, accounted for using the purchase method of accounting, and internal loan growth. Average loans, net of unearned income, were $2.2 billion in the first nine months of 1999, compared with $1.7 billion in the first nine months of 1998. Average investment securities were $412.4 million and $376.8 million in the first nine months of 1999 and 1998, respectively.

         The net interest margin of 4.61% for the first nine months of 1999 was higher than the margin of 4.42% for the first nine months of 1998. The net interest margin of 4.58% for the third quarter of 1999 was comparable to the margins of 4.58% and 4.69% for the first and second quarters of 1999, respectively. The higher net interest margin in 1999 resulted from lower deposit costs, partially offset by lower earning asset yields.

         During the first half of 1999, the Company kept deposit rates relatively stable and lowered costs by repricing certificates of deposits downward upon maturity. During the third quarter of 1999, however, interest rates began to rise, causing the Company to increase rates on certain deposit products. In addition, in September 1999, the Company introduced Bank CaroLine, an Internet bank offered as a service of Carolina First Bank, F.S.B. Deposit rates for Bank CaroLine are generally higher than those offered by the Company's other subsidiary banks to reflect the lower cost structure associated with operating on the Internet. Accordingly, as deposits build for Bank CaroLine, the Company expects the cost of deposits on a consolidated basis to increase.

         The yield on earning assets was lower in 1999 as a result of the second quarter sale of the credit card loans, which were higher-yielding earning assets (see "OVERVIEW"). This decrease was partially offset by increases in the prime interest rate during the third quarter of 1999. Approximately 53% of the commercial loan portfolio is variable and immediately repriced upward with the increases in the prime interest rate.


PROVISION FOR LOAN LOSSES

         The provision for loan losses increased to $11.8 million for the first nine months of 1999 compared with $9.5 million for the first nine months of 1998. The higher 1999 provision for loan losses reflected the higher level of outstanding loans, which increased 19%. As a percentage of average loans, the net charge-off ratio was 0.45% for the first nine months of 1999, compared with 0.70% for the same period last year. The net charge-off ratio decreased significantly to 0.27% in the third quarter of 1999 from 0.65% and 0.56% for the first and second quarters of 1999, respectively. This decrease was partially attributable to the sale of the credit card portfolio completed on April 30, 1999.

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



NONINTEREST INCOME

         Noninterest income increased to $40.0 million in the first nine months of 1999 from $17.2 million in the first nine months of 1998. Noninterest income in 1999 included two nonrecurring items: a $2.2 million pre-tax gain on sale of branches and a $465,000 pre-tax loss on disposition of obsolete equipment. During the first quarter of 1999, a nonrecurring pre-tax gain of approximately $15.1 million (primarily offset by a contribution to the Carolina First Foundation) was recorded which related to the sale of Net.B@nk stock (see "EQUITY INVESTMENTS-Investment in Net.B@nk, Inc."). In addition, a pre-tax gain of approximately $412,000 was recorded relating to the sale of Corporate Solutions International stock (see "EQUITY INVESTMENTS-CF Investment Company). During the second quarter of 1999, a pre-tax gain on the sale of credit cards of approximately $2.4 million was recorded (see "OVERVIEW"). The increase in noninterest income excluding the nonrecurring items was primarily attributable to higher service charges on deposit accounts, loan securitization income and other income.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 23% to $8.3 million in the first nine months of 1999 from $6.7 million for the same time period in 1998. Average deposits for the same period increased 23%. The increase in service charges was attributable to attracting new transaction accounts and improved collection of fees. Effective July 1, 1999, certain deposit service charges were increased to reflect competitive pricing.

         Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first nine months of 1999 decreased to $2.5 million compared with $3.3 million in the first nine months of 1998.

         Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $2.9 million in the first nine months of 1999 compared with $3.1 million in 1998. The decrease in 1999 resulted from lower gains on the sale of loans, primarily due to a lower volume of sales. Mortgage loans totaling approximately $112.4 million and $251.2 million were sold in the first nine months of 1999 and 1998, respectively. Mortgage originations totaled approximately $325.3 million in the first nine months of 1999 and $368.8 million in the first nine months of 1998.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At September 30, 1999, CF Mortgage was servicing or subservicing 18,523 loans having an aggregate principal balance of approximately $1.6 billion. In the first nine months of 1999, fees related to the servicing portfolio from non-affiliated companies were offset by the related amortization for the mortgage servicing rights and subservicing payments for a loss of $243,000 compared to income of $144,000 in the first nine months of 1998. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

         Fees for investment services in the first nine months of 1999 of $1.6 million were 30% above the $1.3 million earned in the same period of 1998. At September 30, 1999 and 1998, the market value of assets administered by Carolina First Bank's trust department totaled approximately $314.2 million and $302.5 million, respectively. The increase in fees and the market value of administered assets resulted from the generation of new business in personal trust and employee benefits. In addition, fees collected by Carolina First Securities, Inc. ("CF Securities"), a subsidiary of Carolina First Bank, contributed to the increase. CF Securities offers a complete line of investment products and services, including mutual funds, stocks, bonds and annuities.

         During the first nine months of 1999, the Company had income of $1.7 million from its interests in the credit card and commercial real estate loan trusts, compared with $920,000 in the first nine months of 1998. Loan securitization income is net of charge-offs associated with the loans in the trusts. Loan securitization income related to credit cards increased to $1.4 million (which included $560,000 in fees for servicing trust credit cards and lower credit card charge-offs) in the first nine months of 1999 compared with $946,000 in the first nine months of 1998. With the sale of the Company's credit cards and the termination of the credit card trust on May 17, 1999, loan securitization income related to credit cards ceased during the second quarter of 1999. The commercial real estate loan trust showed income of $221,000 during the first nine months of 1999 compared with a loss of $26,000 in the first nine months of 1998.

         Other noninterest income was $6.0 million in the first nine months of 1999 compared with $4.5 million in the first nine months of 1998. Approximately $511,000 of the increase was due to the establishment of a bank-owned life insurance program initiated during the second quarter of 1999. The remaining increase was due to higher debit card income, lease fee income due to higher terminations from a more aged portfolio and merchant processing fees.


NONINTEREST EXPENSES

         Noninterest expenses increased to $88.9 million in the first nine months of 1999 from $50.6 million in the first nine months of 1998. Noninterest expenses in the first quarter of 1999 included a nonrecurring charitable contribution in the form of Net.B@nk common stock, valued at approximately $12 million, which was made to the Carolina First Foundation (see "EQUITY INVESTMENTS-Investment in Net.B@nk, Inc."). During 1999, approximately $5.3 million was recorded for merger-related costs. Intangible amortization increased in the first nine months of 1999 as a result of the three mergers completed in the last half of 1998. The remaining increase included operational costs associated with acquired branches, new markets and additional automated teller machines ("ATMs").

         Salaries and wages and employee benefits increased to $34.6 million in the first nine months of 1999 from $25.5 million in the first nine months of 1998. Full-time equivalent employees increased to 989 at September 30, 1999 from 864 at September 30, 1998. The staffing cost increases were primarily due to the costs of expanding in existing and new markets (including the 1998 mergers) and back office support functions to support growth.

         Occupancy and furniture and equipment expenses increased $2.6 million, or 30%, to $10.9 million in the first nine months of 1999 from $8.3 million in the first nine months of 1998. This increase resulted principally from additional costs associated with the branches acquired through acquisitions in 1998 and the operating costs associated with additional ATMs. Occupancy and furniture and equipment expenses are expected to increase in 2000 related to lease payments associated with three new buildings and plans for a new core operating system (see "LIQUIDITY").

         Amortization of intangibles increased to $5.2 million in the first nine months of 1999 from $2.7 million in the first nine months of 1998. The increase is due to the acquisitions completed in 1998. This level of amortization is expected to continue.

         In connection with the mergers completed in the last year, the Company incurred merger-related costs of approximately $5.3 million, the majority of which had been paid as of September 30, 1999. Table 1 shows the breakdown of these expenses.

TABLE 1
MERGER-RELATED COSTS
--------------------------------------------------------------------------------



Severance payments and contracts                                               $   971,000
System conversion costs and write-off of obsolete equipment                      1,326,000
Professional fees                                                                1,898,000
Legal fees                                                                         309,000
Other                                                                              779,000
                                                                                   -------
Total                                                                          $ 5,283,000
-------------------------------------------------------------------------------------------

         Other noninterest expenses increased $6.4 million to $20.3 million in the first nine months of 1999 from $13.9 million in the first nine months of 1998. The overall increase in other noninterest expenses was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest items of other noninterest expense were telephone, professional fees, other outside service fees, advertising and stationery, supplies, printing.


COMPARISON FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         Net income for the third quarter of 1999 was $5.7 million, compared with $6.4 million for the third quarter of 1998. Third quarter 1999 earnings included three nonrecurring items: a $809,000 after-tax gain on sale of branches, a $288,000 after-tax loss on disposition of obsolete equipment (included in other noninterest income) and $2.3 million of after-tax merger-related costs. Earnings per diluted share for the three months ended September 30, 1999 were $0.22 per diluted share, compared with $0.30 for the prior year period. Earnings per diluted share for the third quarter 1999 included three nonrecurring items: a $0.03 per diluted share after-tax gain on sale of branches, a $0.01 per diluted share after-tax loss on disposition of obsolete equipment and $0.09 per diluted share of after-tax merger-related costs. The decrease in earnings per diluted share was partially due to a 22% increase in average common shares outstanding, principally from the completion of bank mergers.

         Net interest income increased $5.9 million to $31.1 million for the three months ended September 30, 1999 from $25.2 million for the comparable period in 1998. This increase was attributable to a higher level of average earning assets and a higher net interest margin. Earning assets averaged $2.7 billion and $2.3 billion in the third quarters of 1999 and 1998, respectively. The third quarter 1999 net interest margin increased to 4.58%, compared with 4.41% for the third quarter of 1998. The higher net interest margin in the third quarter of 1999 resulted from lower deposit costs partially offset by lower earning asset yields (see "EARNINGS REVIEW - Net Interest Income").

         Noninterest income increased to $8.8 million for the third quarter of 1999 compared with $6.7 million for the third quarter of 1998. Noninterest income for the three months ended September 30, 1999 included two nonrecurring items: a $2.2 million pre-tax gain on sale of branches and a $465,000 pre-tax loss on disposition of obsolete equipment. Service charges on deposit accounts increased to $3.1 million in the third quarter of 1999 compared with $2.3 million in the third quarter of 1998. This increase was due to attracting new transaction accounts and improved collection results. Loan securitization income was $43,000 in the third quarter of 1999 compared with $887,000 for the third quarter of 1998. With the termination of the credit card trust during the third quarter of 1999, loan securitization income related to credit cards ceased. Other noninterest income for the third quarter of 1999 increased $532,000 primarily due to the establishment of a bank-owned life insurance program during the second quarter of 1999 and increased merchant processing fees.

         Noninterest expenses, excluding merger-related costs of $3.2 million, increased to $24.0 million for the three months ended September 30, 1999 from $18.2 million for the three months ended September 30, 1998. Personnel expense increased from $8.9 million for the third quarter of 1998 to $11.3 million for the third quarter of 1999 due to mergers and the hiring of additional employees as a result of expansion in existing and new markets. Occupancy and furniture and equipment expense increased $919,000 to $3.9 million during third quarter 1999 from $3.0 million during third quarter 1998. Amortization of intangibles increased from $1.0 million in the third quarter of 1998 to $1.6 million in the third quarter of 1999 as a result of mergers completed in the second half of 1998. Other noninterest expenses increased $1.5 million from third quarter 1998 to third quarter 1999, largely because of increases in telephone, professional fees, advertising and credit card processing expenses.


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

         The Company's Year 2000 efforts include comprehensive testing of all hardware and software to ensure that computer systems do not negatively affect operations. Software applications testing began during the second quarter of 1998. The Company's current core banking software, mortgage software and operating systems have been vendor-certified as Year 2000 compliant and have been tested extensively in a User Group environment. The results of User Group testing have been provided for the Company to review. In-house testing of mission critical software and hardware was conducted in the first quarter of 1999 and substantially completed on March 31, 1999 in accordance with FDIC guidelines. These applications include core banking; mortgage servicing, origination and secondary marketing software; ACH software; and core operating system software and hardware. In addition, a professional third party accounting firm has conducted an independent review of core banking software proxy testing results. All third-party providers of non-information technology systems, including elevators, alarm systems and utilities, have been contacted. The Company continues to perform due diligence in seeking information from all vendors regarding their Year 2000 initiatives. Testing and certification for remaining non-mission critical applications were completed on September 30, 1999 in accordance with regulatory requirements.

         The current estimated cost to the Company for all Year 2000 activities is $3.4 million, the majority of which will be capitalized. For the first nine months of 1999, approximately $850,000 of Y2K expenses was included in other noninterest expenses. Incomplete or untimely compliance would have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified because of the inherent variables and uncertainties involved.

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


BALANCE SHEET REVIEW

LOANS

         The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial majority of these borrowers are located in South Carolina and Florida with concentrations in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At September 30, 1999, the Company had total loans outstanding of $2.3 billion that equaled approximately 94% of the Company's total deposits and approximately 71% of the Company's total assets. The composition of the Company's loan portfolio at September 30, 1999 follows: commercial and commercial mortgage 53%, residential mortgage 29%, consumer 12%, construction 5% and lease receivables 1%. Following the sale of the credit card portfolio, credit cards constituted only a fraction of the Company's loan portfolio.

         The Company's loans increased $360.5 million, or 19%, to approximately $2.3 billion at September 30, 1999 from $1.9 billion at September 30, 1998 and increased $248.0 million from approximately $2.0 billion at December 31, 1998. Approximately $112.4 million of residential mortgage loans were sold in the first nine months of 1999 excluding loans originated by correspondents. In addition, approximately $53.6 million of credit card balances were sold during the second quarter of 1999. Adjusting for the 1999 loan sales, internal loan growth was approximately $378.6 million, or an annualized rate of 24.9%, during the first nine months of 1999.

         The Company had loans to 100 borrowers having principal amounts ranging from $2 million to $5 million, which accounted for $320.2 million, or 14%, of the Company's loan portfolio at

September 30, 1999. The Company had loans to 30 borrowers having principal amounts in excess of $5 million, which loans accounted for $222.3 million, or 10%, of the Company's loan portfolio at September 30, 1999. At September 30, 1998, the Company had loans to 86 borrowers with principal amounts ranging from $2 million to $5 million, which accounted for $266.6 million, or 14%, of the Company's loan portfolio. The Company had loans to 24 borrowers having principal amounts in excess of $5 million, which loans accounted for $161.6 million, or 8.5%, of the Company's loan portfolio at September 30, 1998. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

         For the first nine months of 1999, the Company's loans averaged $2.2 billion with a yield of 9.13%, compared with $1.7 billion and a yield of 9.44% for the same period in 1998. Selling the credit card portfolio in the second quarter of 1999 lowered the average loan yield. This decrease was partially offset by increases in variable rate loans related to third quarter 1999 prime interest rate increases. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.


ALLOWANCE FOR LOAN LOSSES

         Management maintains an allowance for loan losses that it believes is adequate to cover probable losses that are inherent in the loan portfolio. However, management's judgment is based upon a number of assumptions which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

         The allowance for loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for probable losses that are inherent in the Company's loan portfolio. The level of this allowance is dependent upon the total amount of past due loans, general economic conditions and management's assessment of probable losses inherent in the loan portfolio.

         The allowance for loan losses totaled $22.2 million, or 1.0% of loans held for investment net of unearned income at September 30, 1999, compared with $19.6 million, or 1.07% of loans held for investment net of unearned income at September 30, 1998. At December 31, 1998, the allowance for loan losses was $20.3 million, or 1.06% of loans held for investment net of unearned income. During the second quarter of 1999, the allowance for loan losses was decreased $3.0 million as a consequence of the sale of the credit cards. The amount of the decrease was the portion of the allowance that was allocated to the credit card portfolio prior to the sale.

         Table 2 presents changes in the allowance for loan losses.

TABLE 2
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

                                                                                             At and for
                                                           At and for the nine months     the year ended
                                                                ended September 30,         December 31,
                                                            --------------------------     ---------------
                                                                1999            1998                  1998
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                              $    20,266     $   17,369           $    17,369
Allowance of acquired companies                                     410          1,679                 1,822
Allowance adjustment for credit card sale                        (2,977)            --                    --
Provision for loan losses                                        11,752          9,531                12,724
Charge-offs:
         Credit cards                                             1,503          3,278                 4,309
         Bank loans, leases & Blue Ridge                          6,618          6,731                 8,466
Recoveries                                                          850          1,064                 1,126
-------------------------------------------------------------------------------------------------------------------
         Net charge-offs                                          7,271          8,945                11,649
-------------------------------------------------------------------------------------------------------------------
Allowance at end of period                                  $    22,180     $   19,634           $    20,266
===================================================================================================================


         At September 30, 1999, the recorded investment in loans that were considered to be impaired under Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan," was $6.8 million. The related allowance for these impaired loans was $2.7 million. The average recorded investment and foregone interest on impaired loans during the nine months ended September 30, 1999 was approximately $1.6 million and $86,000, respectively. For the nine months ended September 30, 1999, the Company recognized interest income on impaired loans of $492,000.


SECURITIES

         At September 30, 1999, the Company's total investment portfolio had a book value of $445.1 million and a market value of $490.8 million for an unrealized net gain of approximately $45.7 million. Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $412.4 million in the first nine months of 1999, 9% above the average of $376.8 million in the first nine months of 1998. The increase in the securities balance was primarily attributable to the recording of the Company's investment in Net.B@nk at market value during the third quarter of 1999. The average portfolio yield decreased to 6.13% in the first nine months of 1999 from 6.31% in the first nine months of 1998. The portfolio yield decreased as a result of decreasing short-term rates in the fourth quarter of 1998. This decline was slightly offset by a change in the mix of securities. As securities matured, they were reinvested in higher yielding agencies and mortgage-backed securities. The composition of the investment portfolio as of September 30, 1999 follows: treasuries and agencies 45%, mortgage-backed securities 27%, other securities 18%, and states and municipalities 10%. At September 30, 1999, securities totaled $491.0 million, up $80.6 million from the $410.4 million invested as of the third quarter end 1998 and up $30.2 million from the December 31, 1998 balance of $460.8 million.

         At September 30, 1999, securities available for sale included the following equity investments: 2,528,366 shares of common stock of Affinity (recorded at its pre-tax market value of approximately $2.0 million) and 2,415,000 shares of common stock of Net.B@nk (recorded at its pre-tax market value of approximately $53 million). Effective July 31, 1999, the Company began recording the Net.B@nk shares at market value (see "EQUITY INVESTMENTS - Investment in Net.B@nk, Inc."). The Affinity Warrant, which entitles the Company to purchase an additional 3,471,340 shares of common stock at a purchase price of $0.0001 per share, was not included in securities at September 30, 1999.


INTANGIBLE ASSETS AND OTHER ASSETS

         The intangible assets balance at September 30, 1999 of $117.2 million was attributable to goodwill of $108.4 million and core deposit balance premiums of $8.8 million. The intangible assets balance at September 30, 1998 of $117.5 million was attributable to goodwill of $105.6 million, core deposit balance premiums of $8.2 million and credit card intangibles of $3.7 million.

         At September 30, 1999, other assets included other real estate owned of $2.0 million and mortgage servicing rights of $22.1 million. At September 30, 1998, other assets included other real estate owned of $2.6 million, which was primarily attributable to one-to-four family residential mortgages associated with the acquisition of Poinsett, and mortgage servicing rights of $25.7 million.


INTEREST-BEARING LIABILITIES

         During the first nine months of 1999, interest-bearing liabilities averaged $2.3 billion, compared with $1.9 billion in the first nine months of 1998. This increase resulted principally from acquisitions and internal deposit growth related to account promotions and sales efforts. The average interest rates were 4.54% and 4.99% in the first nine months of 1999 and 1998, respectively. At September 30, 1999, interest-bearing deposits comprised approximately 87% of total deposits and 87% of interest-bearing liabilities.

         The Company's primary source of funds for loans and investments is its deposits, which are gathered through the banking subsidiaries' branch network. Deposits grew 6% to $2.4 billion at September 30, 1999 from $2.3 billion at September 30, 1998. During this period, the Company added approximately $51 million from the October 1998 purchase of Colonial Bank and approximately $53 million from the April 1999 purchase of Citizens. In September 1999, the Company sold approximately $48 million in deposits related to the sale of three branch offices. The lower deposit growth rate reflects the Company's focus on reducing the cost of deposits. During the first nine months of 1999, total interest-bearing deposits averaged $2.1 billion with a rate of 4.43%, compared with $1.7 billion with a rate of 4.88% in the first nine months of 1998. During the first nine months of 1999, deposit pricing remained very competitive, a pricing environment which the Company expects to continue. Average noninterest-bearing deposits, which increased 20% during the year, remained comparable at 13% of average total deposits for the first nine months of 1999 and 1998.

         In September 1999, the Company introduced an Internet bank, Bank CaroLine, which is offered as a service of Carolina First Bank, F.S.B. Bank CaroLine serves customers exclusively through the web and phone support. Deposit rates for Bank CaroLine are generally higher than the rates offered by the Company's other subsidiary banks due to lower operating costs. Deposits gathered through Bank CaroLine will be deployed by purchasing commercial and consumer loans generated by the Company's subsidiary banks. At September 30, 1999, total deposits for Bank CaroLine were not significant.

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

         Time deposits of $100,000 or more represented 15% of total deposits at September 30,

1999 and 14% of total deposits at September 30, 1998. The Company's large denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds. The Company does not pursue brokered deposits; however, the Company acquired an immaterial amount of brokered deposits through its Colonial Bank acquisition.

         In the first nine months of 1999, average borrowed funds, which includes repurchase agreements and Federal Home Loan Bank ("FHLB") advances, totaled $184.6 million compared with $130.9 million for the same period in 1998. This increase was primarily attributable to a rise in average FHLB advances to $65.1 million in the first nine months of 1999 from $13.9 million in the first nine months of 1998. Advances from the FHLB increased to $139.4 million as of September 30, 1999 from $35.3 million at September 30, 1998. At December 31, 1998, FHLB advances totaled $35.1 million. This increase was primarily due to additional borrowings from FHLB to fund increased loan activity and to purchase corporate bonds for leveraging purposes. FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.


CAPITAL RESOURCES AND DIVIDENDS

         Total shareholders' equity amounted to $411.8 million, or 13% of total assets, at September 30, 1999, compared with $354.8 million, or 13% of total assets, at September 30, 1998. At December 31, 1998, total shareholders' equity totaled $362.0 million, or 12% of total assets. The increase in total shareholders' equity since September 30, 1998 resulted principally from the issuance of $17.2 million in capital related to acquisitions and the retention of earnings less cash dividends paid and stock repurchased. In addition, the recording of the Company's investment in NetB@nk at market value during the third quarter of 1999 added $34.6 million to the Company's unrealized gain on securities, which is a component of shareholders' equity. In the fourth quarter of 1998, the Company repurchased 394,874 shares of common stock, which decreased shareholders' equity $9.8 million, in connection with the acquisition of First National. In the first quarter of 1999, the Company repurchased 40,000 shares of common stock. In March 1999, the Company rescinded its share repurchase program due to the planned purchase of Citizens and Citrus Bank.

         Book value per share at September 30, 1999 and 1998 was $16.03 and $14.48, respectively. Recording the Company's NetB@nk investment at market value during the third quarter of 1999 added approximately $1.39 to book value. Tangible book value per share at September 30, 1999 and 1998 was $11.46 and $9.68, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the acquisitions of CF Mortgage, RPGI and five banks (all of which were accounted for as purchases).

         At September 30, 1999, the Company and its subsidiary banks were in compliance with each of the applicable regulatory capital requirements and exceeded the well capitalized requirements. The table below sets forth various capital ratios for the Company and its subsidiary banks.

TABLE 3
CAPITAL RATIOS
--------------------------------------------------------------------------------

                                      As of        Well Capitalized            Adequately Capitalized
                                     9/30/99          Requirement                     Requirement
The Company:
   Total Risk-based Capital           12.67%                n/a                          n/a
   Tier 1 Risk-based Capital          10.71                 n/a                          n/a
   Leverage Ratio                      8.69                 n/a                          n/a

Carolina First Bank:
   Total Risk-based Capital           10.43%              10.0%                         8.0%
   Tier 1 Risk-based Capital           9.66                6.0                          4.0
   Leverage Ratio                      7.97                5.0                          4.0

Carolina First Bank, F.S.B.:
   Total Risk-based Capital           16.34%              10.0%                         8.0%
   Tier 1 Risk-based Capital          15.07                6.0                          4.0
   Leverage Ratio                      7.19                5.0                          4.0

Citrus Bank:
   Total Risk-based Capital           11.02%              10.0%                         8.0%
   Tier 1 Risk-based Capital           9.77                6.0                          4.0
   Leverage Ratio                      7.73                5.0                          4.0

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

         The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a monthly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 200 basis points. According to the model as of September 30, 1999, the Company is positioned so that net interest income will increase $7.0 million if interest rates rise in the next twelve months and will decrease $4.1 million if interest rates decline in the next twelve months. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

         As of September 30, 1999, there was no significant change from the interest rate risk sensitivity analysis for various changes in interest rates calculated as of December 31, 1998. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

         The static interest sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At September 30, 1999, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $582.9 million. This liability sensitive position is largely attributable to assuming that the Company's deposit transaction accounts, which totaled $896.2 million at September 30, 1999, will reprice within one year. This assumption may or may not hold true as the Company believes its transaction accounts are generally not price sensitive.


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

         The Company's banking subsidiaries have cash flow requirements involving withdrawals of deposits, extensions of credit and payment of operating expenses. The principal sources of funds for liquidity purposes for the banking subsidiaries are customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. The subsidiary banks' liquidity is also enhanced by the ability to acquire new deposits through the established branch network of 63 branches in South Carolina and 13 branches in Florida as of September 30, 1999. The liquidity ratio is an indication of a bank's ability to meet its short term funding obligations. At September 30, 1999, the liquidity ratios for Carolina First Bank, Carolina First Bank, F.S.B., and Citrus Bank were approximately 14.6%, 25.8% and 26.0%, respectively. The liquidity needs of the banking subsidiaries are a factor in developing their deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary. Carolina First Bank, Carolina First Bank, F.S.B. and Citrus Bank have access to borrowing from the FHLB and maintain unused short-term lines of credit from unrelated banks. At September 30, 1999, unused borrowing capacity from the FHLB totaled approximately $87.0 million with an outstanding balance of $139.4 million. At September 30, 1999, the banking subsidiaries had unused short-term lines of credit totaling approximately $55.0 million (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs.

         The Company has entered into lease agreements for three new buildings located in Columbia and Greenville, South Carolina, with payments anticipated to begin during the fourth quarter of 1999 and first half of 2000. Aggregate annual lease payments associated with these buildings are expected to total approximately $5.7 million. In addition, the Company anticipates related leasehold improvements of approximately $13.3 million and capitalized furniture and equipment of approximately $6.0 million.

         The Company is reviewing proposals for a new core operating system to provide the infrastructure for existing and future growth plans. The associated investment is expected to total approximately $6.0 million for capitalized expenses and $1.1 million for annual service agreements. The Company expects to enter into an agreement during the fourth quarter of 1999 and begin the system conversion during the first quarter of 2000.


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

         Nonperforming assets as a percentage of loans and foreclosed property totaled 0.45% and 0.26% as of September 30,1999 and 1998, respectively. Nonperforming assets increased to $10.1 million as of September 30,1999 from $4.6 million at June 30,1999 primarily due to the transfer of a $4.0 million loan to nonaccrual status during the quarter. This loan is a 3.2% participation in a shared national credit, the only such participation in the loan portfolio. It is not delinquent and, in management's judgment, repayment in full is possible. However, recent developments justify this change in status, and reserves sufficient to absorb any anticipated loss have been allocated to the loan.

         In connection with this syndicated national credit, Carolina First Bank has filed a lawsuit in August 1999 in U.S. District Court in the Southern District of New York against Banque Paribas, the lead bank on this syndicated credit. This lawsuit seeks, among other things, an order requiring Banque Paribas to purchase Carolina First Bank's participation in this credit. Carolina First Bank's claim is based on agreements between Carolina First Bank and Banque Paribas which require Carolina First Bank's participation to be purchased under certain circumstances, which Carolina First Bank believes has occurred. Although Carolina First Bank believes it should prevail in this lawsuit, the outcome cannot be predicted.

         As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $7.3 million and $8.9 million in the first nine months of 1999 and 1998, respectively, or 0.45% and 0.70%, respectively, as an annualized percentage of average loans. Excluding credit card receivables, annualized net loan charge-offs as a percentage of average loans were 0.26% and 0.46% during the first nine months of 1999 and 1998, respectively.

TABLE 4
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)



                                                         September 30,                    December 31,
                                                  --------------------------             -------------
                                                     1999           1998                      1998
                                                 -----------    ------------             -------------
------------------------------------------------------------------------------------------------------
Nonaccrual loans                                 $    6,818      $     875                $     870
Restructured loans                                    1,283          1,283                    1,283
------------------------------------------------------------------------------------------------------
       Total nonperforming loans                      8,101          2,158                    2,153
Other real estate                                     2,025          2,560                    3,168
------------------------------------------------------------------------------------------------------
       Total nonperforming assets                $   10,126      $   4,718                $   5,321
======================================================================================================
Nonperforming assets as a % of
     loans and foreclosed property                     0.45%          0.26%                    0.28%

Net loan charge-offs as a % of
     average loans (annualized)                        0.45           0.70                     0.66

Accruing loans past due 90 days                       5,458          4,514                    7,080

Allowance for loan losses to
     nonperforming loans                               2.74x          9.10x                    9.41x
======================================================================================================


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

         None.


ITEM 3            DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II
                                   (CONTINUED)



ITEM 5            OTHER INFORMATION

         None.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

10.1 Amended and Restated Noncompetition, Severance and Employment Agreement dated as of May 21, 1999, by and between Mack I. Whittle, Jr. and Carolina First Corporation.

10.2 Amended and Restated Noncompetition, Severance and Employment Agreement dated as of May 21, 1999, by and between William S. Hummers III and Carolina First Corporation.

10.3 Amended and Restated Noncompetition, Severance and Employment Agreement dated as of October 5, 1999, by and between John DuBose and Carolina First Corporation.

10.4 Change in Control Agreement dated as of November 2, 1998, by and between Michael W. Sperry and Carolina First Corporation.

11.1     Computation of Basic and Diluted Earnings Per Share.

12.1     Computation of Earnings to Fixed Charges Ratio.

27.1     Financial Data Schedules


(b)      Reports on Form 8-K

              The Company filed current reports on Form 8-K dated July 16,1999 and August 16, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Carolina First Corporation


                                              /s/William S. Hummers III
                                              ----------------------------------
                                              William S. Hummers III
                                              Executive Vice President