Form 10-K
period 1999-12-31
CAROLINA FIRST CORP
filed 2000-03-09
CIK 797871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSACTION REPORT PURSUANT TO SECTION 12 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM   TO

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), computed by reference to the closing price of such stock, as of March 1, 2000 was $388,823,000.

     The number of shares outstanding of the Registrant's common stock, $1.00 par value was 25,402,587 at March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

INCORPORATED DOCUMENT                                  LOCATION IN FORM 10-K
Portions of Proxy Statement dated March 15, 2000       Part III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CROSS REFERENCE INDEX

                                                                                            PAGE
                                                                                            -----
  PART I.
    Item 1.    Business ..................................................................   2
    Item 2.    Properties ................................................................   13
    Item 3.    Legal Proceedings .........................................................   14
    Item 4.    Submission of Matters to a Vote of Shareholders ...........................   14
  PART II.
    Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters ..   15
    Item 6.    Selected Financial Data ...................................................   16
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results
               of Operations .............................................................   17
    Item 7a.   Quantitative and Qualitative Disclosures About Market Risk ................   43
    Item 8.    Financial Statements and Supplementary Data ...............................   44
    Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure ......................................................   80
  PART III.
    Item 10.   Directors and Executive Officers of the Registrant ........................   80
    Item 11.   Executive Compensation ....................................................   80
    Item 12.   Security Ownership of Certain Beneficial Owners and Management ............   80
    Item 13.   Certain Relationships and Related Transactions ............................   80
  PART IV.
    Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   81

                                     PART I
ITEM 1. BUSINESS

THE COMPANY

     Carolina First Corporation (the "Company"), a South Carolina corporation organized in 1986, is a financial institution holding company headquartered in Greenville, South Carolina. At December 31, 1999, it operated through the following principal subsidiaries: Carolina First Bank, a South Carolina state-chartered commercial bank; Citrus Bank, a Florida state-chartered commercial bank; Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking company; Carolina First Bank, F.S.B., a Federal savings bank which operates Bank CaroLine (an Internet Bank); and Blue Ridge Finance Company, Inc. ("Blue Ridge"), an automobile finance company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. The Company currently conducts business through 62 locations in South Carolina and 13 locations in northern and central Florida. At December 31, 1999, the Company had approximately $3.6 billion in assets, $2.4 billion in loans, $2.5 billion in deposits, $409.8 million in shareholders' equity and $469.5 million in market capitalization.

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

     The Company believes that a very similar opportunity now exists in northern and central Florida where banking relationships are in a state of flux due to recent bank mergers. The Company is applying the same strategy, which has proven to be successful in South Carolina, to these areas of the Florida market.

     The Company currently serves four principal market areas in South Carolina: the Greenville and Anderson metropolitan areas and surrounding counties (located in the Upstate region of South Carolina); the Columbia metropolitan area and surrounding counties (located in the Midlands region of South Carolina); Georgetown and Horry counties (located in the northern Coastal region of South Carolina); and the Charleston metropolitan area (located in the central Coastal region of South Carolina). The Company's principal market areas represent the four largest Metropolitan Statistical Areas in the state. The Company also has branch locations in other counties in South Carolina. The Company currently serves two principal market areas in Florida: the Orlando metropolitan area and the Jacksonville metropolitan area.

     The Company began its operations with the de novo opening of Carolina First Bank in Greenville in December 1986 and has pursued a strategy of growth through internal expansion and the acquisition of branch locations and financial institutions in selected market areas. The Company has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers. Approximately half of the Company's total deposits have been generated through acquisitions.

CAROLINA FIRST BANK

     Carolina First Bank, headquartered in Greenville, South Carolina, engages in a general banking business through 60 branches in 41 communities in 19 South Carolina counties. Carolina First Bank's focus is on commercial, consumer and mortgage lending to customers in its market areas. It also provides demand transaction accounts and time deposit accounts to businesses and individuals. Since the acquisition of CF Mortgage in 1993, Carolina First Bank's mortgage origination and servicing activities have been performed by CF Mortgage.

     Carolina First Bank provides a full range of commercial and consumer banking services, including short and medium-term loans, mortgage loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing, real estate lending, credit card loans, safe deposit services, savings accounts, interest- and noninterest-bearing checking accounts and installment and other personal loans. Carolina First Bank also provides trust services, investment products and various cash management programs. Its deposits are insured by the Federal

Deposit Insurance Corporation ("FDIC"). In 1999, Carolina First Bank began offering on-line Internet banking services through the Carolina First Bank website.

     In December 1998, Carolina First Bank created Carolina First Mortgage Loan Trust, a real estate investment trust (the "REIT") which holds mortgage-related assets. Carolina First Bank originally contributed $500 million in commercial loans in January 1999. As loan payments are received, the REIT uses the cash to acquire additional loans from Carolina First Bank. These commercial loans contributed to the REIT constitute substantially all of the REIT's assets.

CITRUS BANK

     Citrus Bank, headquartered in Orlando, Florida, engages in general banking business through 13 branches in 10 communities in 6 Florida counties. Citrus Bank's focus is on commercial, consumer and mortgage lending to customers in its market areas. It also provides demand transaction accounts and time deposit accounts to businesses and individuals.

     Citrus Bank provides a full range of commercial and consumer banking services, including short and medium-term loans, mortgage loans, revolving credit arrangements, inventory and accounts receivable financing, equipment financing, real estate lending, credit card loans, safe deposit services, savings accounts, interest- and noninterest-bearing checking accounts and installment and other personal loans. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

CF MORTGAGE

     On September 30, 1993, the Company acquired First Sun Mortgage Corporation (subsequently renamed Carolina First Mortgage Company). CF Mortgage, headquartered in Columbia, South Carolina, is engaged primarily in originating, underwriting and servicing one-to-four family residential mortgage loans. CF Mortgage also buys and sells mortgage servicing rights to keep its servicing balances at economically desirable levels or to benefit from favorable terms.

     CF Mortgage's mortgage loan origination operation is conducted principally through eight offices in South Carolina and two in Florida. Mortgage loan applications are forwarded to CF Mortgage's headquarters in Columbia for processing in accordance with GNMA, FNMA and other applicable guidelines. During 1999, mortgage loans totaling $404 million were originated by CF Mortgage and its correspondents. The Company generally sells all conforming fixed rate mortgage loans into the secondary market.

     CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and Carolina First Bank, F.S.B. In addition, CF Mortgage subservices loans, to which the right to service is owned by Carolina First Bank, Carolina First Bank, F.S.B. and other non-affiliated financial institutions. At December 31, 1999, CF Mortgage was servicing approximately 24,201 loans having an aggregate principal balance of approximately $2.1 billion.

BLUE RIDGE

     On December 29, 1995, the Company acquired Blue Ridge, a consumer finance company headquartered in Greenville, South Carolina. Blue Ridge operates from one location and, at December 31, 1999, had approximately $21 million in total assets. Blue Ridge is engaged primarily in indirect automobile lending.

RESOURCE PROCESSING GROUP, INC.

     On June 1, 1998, the Company acquired Resource Processing Group, Inc. ("RPGI"), a credit card origination and servicing company headquartered in Columbia, South Carolina. RPGI is inactive and, at December 31, 1999, was not servicing credit card receivables due to the sale of the Company's credit card portfolio on April 30, 1999.

CAROLINA FIRST BANK, F.S.B.

     Carolina First Bank, F.S.B. is a Federal savings bank headquartered in Travelers Rest, South Carolina. It currently engages in the thrift business through two branches, which are located in Greenville and York counties in South Carolina. It also offers Bank CaroLine, an Internet banking product. At December 31, 1999, Carolina First Bank, F.S.B. had total assets of approximately $166 million, total loans of approximately $104 million and total deposits of approximately $142 million. Its deposits are insured by the FDIC.

CAROLINA FIRST GUARANTY REINSURANCE, LTD.

     Carolina First Guaranty Reinsurance, Ltd. ("CFGRL") is a wholly-owned captive reinsurance subsidiary established to provide insurance services to our customers. CFGRL was funded in February 1999, by a capital contribution from the Company in the form of Net.B@nk, Inc. ("Net.B@nk") common stock.

CF TECHNOLOGY SERVICES

     CF Technology Services Company, headquartered in Lexington, South Carolina, was established on January 1, 2000 by the Company. CF Technology's mission is to create customer and shareholder value by developing and delivering superior, technology-based products and services that provide competitive advantage, increase revenue, and produce efficiencies and strong customer relationships through innovative use of information technology.

     In carrying out this mission, principal areas of focus include close alignment with the Company's business units to assure prioritization of business opportunities and integration of management systems and the communications network to assure cost-effective information processing and technology operations. CF Technology has adopted state-of-the-art security and business recovery processes to safeguard vital corporate assets and information.

CAROLINA FIRST INVESTMENT LIMITED PARTNERSHIP

     Carolina First Investment Limited Partnership ("CFILP") is a South Carolina limited partnership established on December 17, 1999 by the Company and certain subsidiaries. CFILP engages in the business of holding and managing investment assets. CFILP was formed to achieve economies of scale and economic leverage by centralizing the management of certain investment assets. In conjunction with the formation of CFILP, several of the Company's subsidiaries transferred a portion of their existing investment portfolios to CFILP in exchange for a limited partnership interest.

CF INVESTMENT COMPANY

     CF Investment Company ("CF Investment"), headquartered in Greenville, South Carolina and licensed through the Small Business Administration, operates as a Small Business Investment Company. CF Investment's principal focus is investing in companies that have a bank-related technology or service that the Company or its subsidiaries can use. As of December 31, 1999, CF Investment Company had invested approximately $2.7 million in companies specializing in electronic document management and Internet-related services.

COMPETITION

     Each of the Company's markets is a highly competitive market in which all of the largest banks in the state are represented. The competition among the various financial institutions is based upon a variety of factors including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, the Company competes with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina, Florida and the region. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals. The Company believes it has competed effectively in this market segment by offering quality, personal service.

EMPLOYEES

     At December 31, 1999, the Company employed a total of 1,016 full-time equivalent employees. The Company believes that its relations with its employees are good.

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

IMPACT OF INFLATION

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company's subsidiaries are primarily monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. The Company believes that the effects of inflation are generally manageable through asset/liability management.

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

     CITRUS BANK. Citrus Bank is an FDIC-insured, Florida- chartered banking corporation and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State of Florida Department of Banking and Finance and the FDIC. Citrus Bank is subject to regulation by the FDIC to the same extent as Carolina First Bank. Citrus Bank also is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit and fair credit reporting laws. Citrus Bank is not a member of the Federal Reserve System.

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

     Under the Home Owners' Loan Act (the "HOLA"), as amended by Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), savings associations are required to maintain a minimum of 65% of their total portfolio assets (as defined in the statute) in certain investments ("Qualified Thrift Investments") on a monthly average basis in nine out of every 12 months in order to remain a "Qualified Thrift Lender." Qualified Thrift Investments generally consist of (i) loans that were made to purchase, refinance, construct, improve or repair domestic residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or representing an interest in mortgages on domestic residential or manufactured housing, (iv) obligations issued by the federal deposit insurance agencies, and (v) shares of stock issued by any FHLB. Subject to a 20% of assets limitation, Qualified Thrift Investments also include consumer loans, investments in certain subsidiaries, and loans for the purchase or construction of schools, churches, nursing homes and hospitals. Qualified Thrift Investments subject to a 200% of assets limitation include investments in loans for low-to-moderate-income housing and certain other community-oriented investments and shares of stock issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

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

     DIVIDENDS. The holders of the Company's common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. The Company is a legal entity separate and distinct from its subsidiaries and depends for its revenues on the payment of dividends from its subsidiaries. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as Carolina First Bank, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations. In addition, South Carolina's banking regulations restrict the amount of dividends that Carolina First Bank can pay. All dividends paid from Carolina First Bank are payable only from the net income of the current year. Florida Banking Statutes limit the amount of dividends Citrus Bank can pay without prior approval of Citrus Bank's regulatory agency. Carolina First Bank, F.S.B. is restricted by the OTS on the amount of dividends that it can pay to the Company. These restrictions require Carolina First Bank, F.S.B. to obtain prior approval of the OTS and not pay dividends in excess of current earnings.

     CAPITAL ADEQUACY

     THE COMPANY. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common stockholders' equity, noncumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 1999, the Company's capital levels exceeded both the risk-based capital guidelines and the minimum leverage capital ratio.

     CAROLINA FIRST BANK AND CITRUS BANK. As state-chartered, FDIC-insured institutions which are members of the Federal Reserve System, Carolina First Bank and Citrus Bank are subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum ratio of 100 to 200 basis points above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. As of December 31, 1999, Carolina First Bank and Citrus Bank exceeded each of the applicable regulatory capital requirements.

     CAROLINA FIRST BANK, F.S.B. Savings banks are subject to capital requirements imposed by the OTS. Under current OTS capital standards, savings banks must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and a combination of core and "supplementary" capital, or total capital, equal to 8% of risk-weighted assets. Banks are generally expected to maintain a core capital ratio of 1% to 2% above the stated minimum. As of December 31, 1999, Carolina First Bank, F.S.B. exceeded each of the capital requirements imposed by the OTS.

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

     As FDIC-insured institutions, Carolina First Bank and Citrus Bank are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury (the "Treasury Department").

     Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule where the actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification. This classification is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA (see " -- Supervision and Regulation -- Other Safety and Soundness Regulations"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

     In connection with Carolina First Bank's assumption of SAIF-insured deposits in connection with various acquisitions, approximately 36% of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. As of December 31, 1999, the annual assessment rate was .00212% for both BIF-insured deposits and SAIF-insured deposits.

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

 RECENT LEGISLATION

     The Gramm-Leach-Bliley Act of 1999 ("GLBA") became law on November 12, 1999 repealing the long-standing separation of the commercial and investment banking industries. The GLBA creates a new category of holding company called a "Financial Holding Company". This new type of bank holding company must meet the following criteria:

     (1) all of the depository institution subsidiaries must be well capitalized and well managed;

     (2) the holding company must file with the Federal Reserve Board a declaration that it elects to be a financial holding company to engage in activities that would not have been permissible before the GLBA; and

     (3) all of the depository institution subsidiaries must have a Community Reinvestment Act rating of "satisfactory" or better.

     Activities in which a Financial Holding Company may engage are those that
(i) are financial in nature or incidental to such financial activity or (ii) are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities specified as financial in nature within the GLBA include:

    o acting as principal, agent or broker for insurance;

    o underwriting, dealing in or making a market in securities; and

    o providing financial and investment advice.

     Both the Federal Reserve Board and the Secretary of the Treasury have authority to make decisions related to whether or not other activities meet the criteria of being financial in nature or incidental to financial activity, taking into account changes in technology, changes in the banking marketplace, competition for banking services and so on.

     The impact of the GLBA has not yet been determined. It is anticipated the most immediate impact will be felt by the larger regional and national institutions rather than the community-based institutions engaged primarily in traditional banking activities. The GLBA permits bank holding companies to engage in activities which were, until now, severely restricted or prohibited altogether. Therefore, it is expected that strict safeguards on affiliations among banking and nonbanking companies in a holding company organization will be imposed.

     COMMUNITY REINVESTMENT ACT

     Carolina First Bank and Carolina First Bank, F.S.B. are subject to the requirements of the Community Reinvestment Act ("CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to three assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Carolina First Bank received a "satisfactory" rating in its most recent evaluation. Carolina First Bank, F.S.B. has not been evaluated since it was acquired in September 1998.

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

ITEM 2. PROPERTIES

     At December 31, 1999, the Company conducted business through 62 branch locations in South Carolina and 13 branch locations in Florida. Of these locations, the Company or a subsidiary of the Company owns 35 locations and leases 40 locations. The rental payments due under the leases approximate market rates. Leases generally have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. The leases generally provide that the lessee pay property taxes, insurance and maintenance costs. At December 31, 1999, the total net tangible book value of the premises and equipment and leasehold improvements owned by the Company was $57,751,000. The Company believes that its physical facilities are adequate for its current operations.

     The Company's headquarters are located on Main Street in Greenville's downtown commercial area which is also the site of Carolina First Bank's Greenville main office branch. During the fourth quarter of 1999, the Company began leasing approximately 110,000 square feet of a newly constructed, twelve story office building. This building adjoins the Greenville main office branch. The administrative functions that were temporarily housed in another office building in downtown Greenville (with approximately 27,000 square feet) moved into the new building in December. The temporary site was sold to the Company's primary legal firm for $2.3 million.

     During the fourth quarter, the Company began leasing three stories (approximately 63,000 square feet) of a seven story building located in downtown Columbia. This building houses the Columbia main office branch, the Midlands regional executive offices, investments, trust and international banking departments. The Company currently expects to sublet approximately one-third of the leased space.

     The Company has entered into a lease agreement for a new 100,000 square foot technology center being constructed in Lexington, South Carolina. The Company felt that this location would better facilitate existing business and provide for future expansion. This location will house the technology, operations and mortgage departments upon completion. This lease is expected to commence in the first half of 2000.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by the Company and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Company's consolidated financial position or results of operations.

     On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, a majority of the Company's and Carolina First Bank's directors and certain executive and other officers. The named plaintiffs are the Company by and through certain minority shareholders. The Company filed a motion to dismiss with respect to all claims in this complaint, which was granted in December 1997. Plaintiffs have appealed the grant of the motion to dismiss. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; fraud and constructive fraud; and negligent management. The factual basis upon which these claims are made generally involves the payment to Company officers and other individuals of a bonus in stock held by the Company in Affinity (as a reward for their efforts in connection with the Company's procurement of stock in Affinity), statements to former shareholders of Midlands National Bank in connection with the Company's acquisition of that bank, and alleged mismanagement by certain executive officers involving financial matters. The complaint seeks damages for the benefit of the Company aggregating $41 million and rescission of the Affinity bonus.

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

     On May 6, 1999, plaintiff Kimberly C. McFall filed a gender discrimination lawsuit against the Company in the United States District Court for the District of South Carolina. The plaintiff's complaint seeks actual and punitive damages in unspecified amounts. The plaintiff was an employee of The Poinsett Bank, F.S.B., a subsidiary of Poinsett Financial Corporation. Poinsett Financial Corporation merged with the Company on September 30, 1998. Following the merger, the plaintiff worked for Carolina First Bank until October 12, 1998. The plaintiff alleges she was on an equal organizational level within The Poinsett Bank, F.S.B. as two males who received more pay and benefits (including change of control benefits) than she received. She further alleges that after she complained about the discrimination, the Company refused to provide her with a job commensurate with her credentials and experience following the merger. The plaintiff claims she was constructively discharged.

     This lawsuit has been vigorously contested. Depositions have been stayed pending mediation, and discovery has been extended to April 3, 2000. If insurers contribute to any damages or settlement in accordance with their employment practices liability policies, the Company's exposure should be limited to approximately $100,000. The extent of insurance coverage is currently unresolved, and the outcome can not be predicted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     The Company's common stock is traded on the Nasdaq National Market under the ticker symbol CAFC. At December 31, 1999, the Company had 5,417 shareholders of record and 25,723,444 shares outstanding. See "Table 5 -- Quarterly Financial Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company's stock prices and cash dividends declared during 1999 and 1998. See "Capital Resources and Dividends" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 18 and 20 to the Consolidated Financial Statements for a discussion of capital stock and dividends.

ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. Prior year amounts, except cash dividends declared per common share, have been restated to reflect the 1999 merger with Citrus Bank, which was accounted for as a pooling-of-interests. Prior year amounts have been restated to reflect the six-for-five stock split effected in the form of a 20% common stock dividend issued January 30, 1997.


                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES
                           SIX-YEAR FINANCIAL SUMMARY
                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------------------------
                                            1999           1998           1997           1996           1995           1994
                                       -------------- -------------- -------------- -------------- -------------- --------------
INCOME STATEMENT DATA
Net interest income ..................   $  121,744     $   99,155     $   72,231     $   60,091     $   52,102     $   44,042
Provision for loan losses ............       15,846         12,724         12,108         10,723          7,166          1,234
Noninterest income ...................       48,386         24,389         20,400         21,779         17,607          8,453
Noninterest expenses .................      113,821         71,978         58,587         53,816         48,340         52,580
Net income (loss) ....................       27,151         24,445         14,040         11,015          9,310         (1,594)
PER COMMON SHARE DATA
Net income (loss) -- basic ...........   $     1.08      $    1.15      $    1.00      $    0.89      $    0.75     $    (0.53)
Net income (loss) -- diluted .........         1.06           1.13           0.99           0.85           0.75          (0.53)
Book value (December 31) .............        15.93          14.60          11.83           8.69           7.07           6.43
Common stock closing market price
 (December 31) .......................        18.25          25.31          21.50          16.15          14.58          11.11
Cash dividends declared ..............         0.37           0.33           0.29           0.25           0.21           0.17
Dividend payout ratio (1) ............        34.91          29.20          29.29          29.41          28.00          23.29

BALANCE SHEET DATA (YEAR END)
Total assets .........................   $3,561,888     $2,953,292     $2,302,169     $1,651,085     $1,461,094     $1,219,941
Loans -- net of unearned income ......    2,429,225      2,030,186      1,696,555      1,176,634      1,085,483        932,294
Allowance for loan losses ............       23,832         20,266         17,369         12,039          8,987          6,124
Nonperforming assets .................       10,904          5,321          3,767          5,880          4,882          4,886
Total earning assets .................    3,128,706      2,572,714      2,058,251      1,464,907      1,287,875      1,074,952
Deposits .............................    2,514,994      2,334,183      1,878,627      1,349,942      1,134,192      1,015,688
Long-term debt .......................      218,154         63,081         39,119         26,442         26,347          1,162
Shareholders' equity .................      409,817        361,987        215,213        112,855        102,315         88,056

BALANCE SHEET DATA (AVERAGES)
Total assets .........................   $3,082,224     $2,552,865     $1,805,019     $1,542,221     $1,300,639     $1,072,410
Loans -- net of unearned income ......    2,199,731      1,769,313      1,354,216      1,123,021        981,657        790,573
Total earning assets .................    2,693,873      2,293,368      1,634,801      1,374,120      1,157,026        955,761
Deposits .............................    2,410,993      2,074,338      1,460,095      1,234,548      1,049,350        939,500
Shareholders' equity .................      391,130        285,617        134,312        106,805         94,703         88,909

FINANCIAL RATIOS (1)
Net interest margin ..................         4.56%          4.36%          4.47%          4.40%          4.55%          4.90%
Return on average assets .............         0.89           0.96           0.78           0.71           0.72           0.73
Return on average equity .............         7.13           8.64          10.65          10.34           9.79           8.74
Return on average common equity ......         7.13           8.64          10.98          10.76          15.34          13.18
Average equity as a % of average
 assets ..............................        12.69          11.19           7.44           6.93           7.28           8.29

ASSET QUALITY RATIOS
Nonperforming assets as a % of
 loans and other real estate owned....         0.46%          0.28%          0.26%          0.50%          0.51%          0.52%
Net charge-offs to average loans .....         0.44           0.66           0.81           0.79           0.51           0.37
Allowance for loan losses times
 nonperforming loans .................         2.82 x         9.41 x         7.10 x         4.20 x         3.79 x         2.12 x

OPERATIONS DATA
Branch offices .......................           75             76             68             56             54             50
Employees (full-time equivalent) .....        1,016            955            772            643            613            568
                                          FIVE-YEAR
                                           COMPOUND
                                        GROWTH RATE(1)
                                       ---------------
INCOME STATEMENT DATA
Net interest income ..................       22.6%
Provision for loan losses ............       66.6
Noninterest income ...................       41.8
Noninterest expenses .................       16.7
Net income (loss) ....................       28.3

PER COMMON SHARE DATA
Net income (loss) -- basic ...........        8.2%
Net income (loss) -- diluted .........        7.7
Book value (December 31) .............       19.9
Common stock closing market price
 (December 31) .......................       10.4
Cash dividends declared ..............
Dividend payout ratio (1) ............

BALANCE SHEET DATA (YEAR END)
Total assets .........................       23.9%
Loans -- net of unearned income ......       21.1
Allowance for loan losses ............       31.2
Nonperforming assets .................       17.4
Total earning assets .................       23.8
Deposits .............................       19.9
Long-term debt .......................      184.9
Shareholders' equity .................       36.0

BALANCE SHEET DATA (AVERAGES)
Total assets .........................       23.5%
Loans -- net of unearned income ......       22.7
Total earning assets .................       23.0
Deposits .............................       20.7
Shareholders' equity .................       34.5

FINANCIAL RATIOS (1)
Net interest margin ..................
Return on average assets .............
Return on average equity .............
Return on average common equity ......
Average equity as a % of average
 assets ..............................

ASSET QUALITY RATIOS
Nonperforming assets as a % of
 loans and other real estate owned....
Net charge-offs to average loans .....
Allowance for loan losses times
 nonperforming loans .................

OPERATIONS DATA
Branch offices .......................
Employees (full-time equivalent) .....

--------
(1) Excludes 1994 restructuring charges of $9,415 (after-tax).
    TOTAL ASSETS AND SHAREHOLDERS' EQUITY INCLUDE THE NET UNREALIZED SECURITIES GAIN. HOWEVER, EARNING ASSETS AND THE FINANCIAL RATIOS EXCLUDE THIS GAIN BECAUSE IT IS NOT INCLUDED IN NET INCOME.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION AND ANALYSIS ARE PRESENTED TO ASSIST IN UNDERSTANDING THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CAROLINA FIRST CORPORATION AND ITS SUBSIDIARIES (THE "COMPANY," EXCEPT WHERE THE CONTEXT REQUIRES OTHERWISE). THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES PRESENTED IN
ITEM 8 OF THIS REPORT AND THE SUPPLEMENTAL FINANCIAL DATA APPEARING THROUGHOUT THIS REPORT.

     THE COMPANY HAS THREE WHOLLY-OWNED SUBSIDIARY BANKS, CAROLINA FIRST BANK, CITRUS BANK AND CAROLINA FIRST BANK, F.S.B., WHICH ARE COLLECTIVELY REFERRED TO AS THE "SUBSIDIARY BANKS".

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those in such statements. Those factors include, but are not limited to, the following: risks from changes in economic, monetary policy and industry conditions; changes in interest rates and deposit rates; inflation; risks inherent in making loans including repayment risks and value of collateral; loan growth; adequacy of the allowance for loan losses and the assessment of problem loans; fluctuations in consumer spending; the demand for the Company's products and services; dependence on senior management; technological changes; ability to increase market share; expense projections; system conversion costs; costs associated with new buildings; acquisitions; risks, realization of cost savings, and total financial performance associated with the Company's proposed acquisition of Anchor Financial Corporation; changes in accounting policies and practices; costs and effects of litigation; and recently-enacted or proposed legislation.

     Such forward-looking statements speak only as of the date on which such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements.

MERGERS

     The following table summarizes mergers and acquisitions completed during the past three years. All of the acquisitions completed in 1998 and 1997, except for Resource Processing Group, Inc. ("RPGI"), a credit card servicing company, were bank acquisitions which expanded the Company's presence in or gained access to South Carolina markets. Both acquisitions completed in 1999 gained access to Florida markets where banking relationships were in a state of flux due to bank mergers. The Company applied the same "super community bank" strategy to these Florida markets that it uses in South Carolina to meet the needs of customers.

     The merger with Citrus Bank, completed on July 1, 1999, was accounted for as a pooling-of-interests and accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of Citrus Bank as if the merger had been effective as of the earliest period presented. The merger with Citizens First National Bank ("Citizens"), completed on April 21, 1999, was also accounted for as a pooling-of-interests, but historical consolidated financial statements have not been restated due to immateriality.

     The Company's acquisitions are discussed in further detail in Note 3 of the Financial Statements.

TABLE 1
--------------------------------------------------------------------------------
ACQUISITIONS
--------------------------------------------------------------------------------

                                                              TOTAL ASSETS         SHARES         METHOD OF      INTANGIBLE
COMPLETED ACQUISITIONS                          DATE            ACQUIRED           ISSUED        ACCOUNTING       RECORDED
----------------------------------------   -------------   -----------------   --------------   ------------   --------------
Citrus Bank                                                                                      Pooling of
 Orlando, Florida                              7/99          $ 285 million         3,086,478      interests    n/a
Citizens First National Bank
 (Citizens)                                                                                      Pooling of
 Crescent City, Florida                        4/99          $  59 million           505,851      interests    n/a
Colonial Bank of South Carolina,
 Inc. (Colonial Bank)
 Camden, South Carolina                        10/98         $  61 million           651,455      Purchase     $10.4 million
Poinsett Financial Corporation
 (Poinsett)
 Travelers Rest, South Carolina                9/98          $  89 million           753,530      Purchase     $11.7 million
First National Bank of Pickens
 County (First National)
 Easley, South Carolina                        9/98          $ 121 million         2,817,350      Purchase     $45.4 million
Resource Processing Group, Inc.
 (RPGI)
 Columbia, South Carolina                      6/98          $  15 million           398,610      Purchase     $3.4 million
First Southeast Financial Corporation
 (First Southeast)
 Anderson, South Carolina                      11/97         $ 350 million         3,497,400      Purchase     $34.6 million
Lowcountry Savings Bank, Inc.
 (Lowcountry)
 Mt. Pleasant, South Carolina                  7/97          $  80 million           508,415      Purchase     $7.2 million

2000 PENDING ACQUISITION
----------------------------------------
Anchor Financial Corporation               Expected 2nd                        Approximately     Pooling of
 Myrtle Beach, South Carolina                Qtr 2000        $ 1.2 billion      17.6 million      interests    n/a

     In December 1999, Carolina First Bank, F.S.B. applied to the Office of Thrift Supervision ("OTS") to sell its two branch offices to Carolina First Bank in a purchase and assumption transaction. Upon completion of the sale, the two branch offices would function as branches of Carolina First Bank and the name of Carolina First Bank, F.S.B. would be changed to Bank CaroLine, F.S.B. ("Bank CaroLine"). Bank CaroLine would operate as an Internet-only bank offering its products and services only over the Internet and telephone.

     On January 10, 2000, the Company signed a definitive agreement to merge with Anchor Financial Corporation ("Anchor Financial"), a $1.2 billion institution headquartered in Myrtle Beach, South Carolina. The resulting holding company will have approximately $4.8 billion in assets and 108 branch offices in South Carolina, Florida and North Carolina. The stock-for-stock merger was valued at approximately $300 million as of the announcement date. The merger agreement provides that Anchor Financial shareholders receive 2.1750 shares of the Company's common stock for each Anchor Financial share. The Company expects to issue approximately 17.6 million shares in connection with this merger. This transaction, which is subject to regulatory approvals and the shareholder approval of both companies, will be accounted for using the pooling-of-interests method of accounting and is expected to close in the second quarter of 2000. For more information on the proposed merger with Anchor Financial, see the Company's Current Report on Form 8-K dated January 13, 2000.

EQUITY INVESTMENTS

     INVESTMENT IN NET.B@NK, INC.

     At December 31, 1999, the Company owned 2,415,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 8.4% of the outstanding shares. Net.B@nk owns and operates Net.B@nk, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. Under the terms of the Office of Thrift Supervision's regulatory ruling on Net.B@nk in 1997, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000. Effective July 31, 1999, or one year prior to the termination of the restriction, the Company began recording its investment in Net.B@nk at market value. As of December 31, 1999, the Company's investment in Net.B@nk, which is included in securities available for sale, had a pre-tax market value of approximately $45 million. In prior periods, these shares were recorded at the Company's book basis, which was approximately $671,000 as of December 31, 1999. The Company's shares of Net.B@nk common stock are "restricted" securities, as that term is defined in federal securities laws.

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

     INVESTMENT IN AFFINITY TECHNOLOGY GROUP, INC.

     At December 31, 1999, the Company (through its subsidiary CF Investment Company) owned 2,528,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant").

     These Affinity shares and the shares represented by the Affinity Warrant constitute approximately an 18% ownership interest in Affinity. As of December 31, 1999, the investment in Affinity's common stock, which is included in securities available for sale and has a basis of approximately of $160,000, was recorded at its pre-tax market value of approximately $1.7 million. The Affinity Warrant was not reported on the Company's balance sheet as of December 31, 1999.

     The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities laws.

     INVESTMENTS IN COMMUNITY BANKS

     As of December 31, 1999, the Company had equity investments in the following community banks located in the Southeast: CNB Florida Bancshares, Inc.; Capital Bank; Carolina Bank; Coastal Banking Company, Inc.; Community Capital Corporation; First Reliance Bank; FirstSpartan Financial Corporation; Florida Banks, Inc.; Greenville First Bancshares, Inc.; Heritage Bancorp, Inc.; High Street Banking Company; Marine Bancshares, Inc.; People's Community Capital Corp.; and Trinity Bank. In each case, the Company owns less than 5% of the community bank's outstanding common stock. As of December 31, 1999, equity investments in the community banks listed above, included in securities available for sale with a basis of approximately $10.8 million, were recorded at pre-tax market value of approximately $9.1 million. The Company made these investments to develop correspondent banking relationships and to promote community banking in the Southeast.

     CF INVESTMENT COMPANY

     The principal focus of CF Investment Company, licensed through the Small Business Administration to operate as a Small Business Investment Company, is investing in companies that have a bank-related technology or service the Company or its subsidiaries can use. As of December 31, 1999, CF Investment Company had invested approximately $2.7 million (principally in the form of loans) in companies specializing in electronic document management and Internet-related services. In March 1999, CF Investment Company sold its investment in Corporate Solutions International, a company that develops automated credit decision systems, for a pre-tax gain of approximately $412,000.

 CAROLINA FIRST INVESTMENT LIMITED PARTNERSHIP

     On December 17,1999, the Company and certain subsidiaries established a South Carolina limited partnership, Carolina First Investment Limited Partnership ("CFILP"), to engage in the business of holding and managing investment assets. CFILP was formed to achieve economies of scale and economic leverage by centralizing the management of certain investment assets. In conjunction with the formation of CFILP, several of the Company's subsidiaries transferred a portion of their existing investment portfolios to CFILP in exchange for a limited partnership interest.

EARNINGS REVIEW

     OVERVIEW

     Net income in 1999 increased to $27.2 million from $24.4 million in 1998 and $14.0 million in 1997. On a diluted per share basis, earnings for 1999 totaled $1.06 compared with $1.13 in 1998 and $0.99 in 1997. In 1999, net income increased 11% while the average number of shares outstanding increased 18% over the same time period resulting in a decline in earnings per diluted share compared to net income. The increase in the number of shares outstanding resulted principally from the completion of three bank mergers in the fall of 1998, which were accounted for under the purchase method of accounting. At December 31, 1999, the Company had approximately $3.6 billion in assets, $2.4 billion in loans, $2.5 billion in deposits and $409.8 million in shareholders' equity. At December 31, 1999, the Company's ratio of nonperforming assets to loans and other real estate owned was 0.46%.

     During 1999, the Company engaged in a number of actions that produced unusual gains or charges to strengthen the Company strategically and enhance its competitive position. These actions included the entry into Florida, the introduction of the Company's Internet bank, the sale of the credit card portfolio, the sale of four branches, and the establishment of a charitable foundation and a captive reinsurance subsidiary funded by the sale of Net.B@nk stock. Unusual gains or charges, which are nonrecurring, associated with these actions are summarized below:

   o During the first quarter of 1999, the Company realized a $15.5 million pre-tax gain related to transferring and selling shares of Net.B@nk stock in Net.B@nk's secondary public offering and the disposition of a bank technology investment. The gain from the sale of Net.B@nk stock was largely offset by an $11.9 million charitable contribution made to fund the Carolina First Foundation. The Net.B@nk, Inc. gain also funded the capital contribution to form Carolina First Guaranty Reinsurance, Ltd., a company engaged in the reinsurance of credit insurance to customers of the Company's Banking Subsidiaries.

   o On April 30, 1999, the Company sold its consumer credit card receivables totaling approximately $112 million to First USA, N.A. The sale resulted in a gain of approximately $3.3 million and a reduction in the allowance for loan losses of approximately $3.0 million (see "BALANCE SHEET REVIEW -- Allowance for Loan Losses"). The credit cards sold included approximately $58 million owned by the Company's off-balance-sheet credit card trust. In connection with the sale, the Company's credit card trust was terminated effective May 17, 1999. The Company continued to service these credit cards until the end of August 1999. In addition, the Company entered into a partnership agreement with an affiliate of the purchaser to offer credit card products to its retail customers.

   o In connection with mergers completed in 1999 and 1998, the Company incurred pre-tax merger-related costs of approximately $5.5 million, substantially all of which had been paid as of December 31, 1999.

   o During the last half of 1999, Carolina First Bank completed the sale of four branch offices located in Abbeville, Hardeeville, Johnston and Ridgeland, South Carolina. In connection with the sale of these branches, the Company recorded a pre-tax gain of approximately $2.5 million, sold loans of approximately $13.1 million and transferred deposits of approximately $54.4 million.

     NET INTEREST INCOME

     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets as well as such items as loan fees and dividend income. Net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Table 2 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 1999. Average earning assets and the net interest margin exclude the net unrealized gain on securities available for sale because this gain is not included in net income. Table 3 provides additional analysis of the effects of volume and rate on net interest income.

TABLE 2
--------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES -- YIELDS AND COSTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                         YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------------
                                                                 1999                                 1998
                                                 ------------------------------------ ------------------------------------
                                                    AVERAGE/     INCOME/     YIELD/      AVERAGE/     INCOME/     YIELD/
                                                    BALANCE      EXPENSE      RATE       BALANCE      EXPENSE      RATE
                                                 ------------- ----------- ---------- ------------- ----------- ----------
ASSETS
Earning assets
 Loans (net of unearned income)(1) .............  $2,199,731    $199,679       9.08%   $1,769,313    $166,182       9.39%
 Investment securities (taxable) ...............     377,919      23,213       6.14       351,328      21,826       6.21
 Investment securities (nontaxable) (2) ........      49,636       3,362       6.77        37,038       2,556       6.90
 Unrealized securities gain or loss ............     (16,284)                              (4,145)
 Federal funds sold and resale
  agreements ...................................      46,573       1,802       3.87       101,342       5,224       5.15
 Interest-bearing bank balances ................      36,298       1,989       5.48        38,492       2,166       5.63
                                                  ----------    --------               ----------    --------
  Total earning assets .........................   2,693,873     230,045       8.54%    2,293,368     197,954       8.63%
                                                  ----------    --------               ----------    --------
 Non-earning assets ............................     388,351                              259,497
                                                  ----------                           ----------
  Total assets .................................  $3,082,224                           $2,552,865
                                                  ==========                           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Interest-bearing liabilities
  Interest-bearing deposits
    Interest checking ..........................  $  511,334      16,467       3.22%   $  397,768    $ 13,950       3.51%
    Savings ....................................      99,454       2,625       2.64        80,121       2,073       2.59
    Money market ...............................     283,054      11,495       4.06       253,722      10,576       4.17
    Certificates of deposit ....................   1,074,360      55,978       5.21       963,241      54,524       5.66
    Other ......................................     114,495       6,284       5.49       109,982       6,476       5.89
                                                  ----------    --------               ----------    --------
     Total interest-bearing deposits ...........   2,082,697      92,849       4.46     1,804,834      87,599       4.85
  Short-term borrowings ........................     184,837       9,049       4.90       121,868       6,488       5.32
  Long-term borrowings .........................      77,380       5,226       6.75        48,719       3,818       7.84
                                                  ----------    --------               ----------    --------
    Total interest-bearing liabilities .........   2,344,914     107,124       4.57%    1,975,421      97,905       4.96%
                                                  ----------    --------               ----------    --------
  Non-interest bearing liabilities
    Non-interest bearing deposits ..............     328,296                              269,504
    Other non-interest liabilities .............      17,884                               22,323
                                                  ----------                           ----------
    Total liabilities ..........................   2,691,094                            2,267,248
                                                  ----------
Shareholders' equity ...........................     391,130                              285,617
                                                  ----------                           ----------
 Total liabilities and shareholders' equity.....  $3,082,224                           $2,552,865
                                                  ==========                           ==========
Net interest margin ............................                $122,921       4.56%                 $100,049       4.36%
                                                                ========                             ========
                                                       YEARS ENDED DECEMBER 31,
                                                 ------------------------------------
                                                                  1997
                                                 ------------------------------------
                                                    AVERAGE/     INCOME/     YIELD/
                                                    BALANCE      EXPENSE      RATE
                                                 ------------- ----------- ----------
ASSETS
Earning assets
 Loans (net of unearned income)(1) .............  $1,354,216    $127,528       9.42%
 Investment securities (taxable) ...............     216,501      13,182       6.09
 Investment securities (nontaxable) (2) ........      31,165       2,225       7.14
 Unrealized securities gain or loss ............      (3,874)
 Federal funds sold and resale
  agreements ...................................      18,783       1,030       5.48
 Interest-bearing bank balances ................      18,010       1,051       5.84
                                                  ----------    --------
  Total earning assets .........................   1,634,801     145,016       8.87%
                                                  ----------    --------
 Non-earning assets ............................     170,218
                                                  ----------
  Total assets .................................  $1,805,019
                                                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
 Interest-bearing liabilities
  Interest-bearing deposits
    Interest checking ..........................  $  222,437    $  6,752       3.04%
    Savings ....................................      60,299       1,679       2.78
    Money market ...............................     213,561       8,934       4.18
    Certificates of deposit ....................     682,789      38,789       5.68
    Other ......................................      63,230       3,772       5.97
                                                  ----------    --------
     Total interest-bearing deposits ...........   1,242,316      59,926       4.82
  Short-term borrowings ........................     169,220       9,488       5.61
  Long-term borrowings .........................      27,550       2,592       9.41
                                                  ----------    --------
    Total interest-bearing liabilities .........   1,439,086      72,006       5.00%
                                                  ----------    --------
  Non-interest bearing liabilities
    Non-interest bearing deposits ..............     217,779
    Other non-interest liabilities .............      13,842
                                                  ----------
    Total liabilities ..........................   1,670,707
Shareholders' equity ...........................     134,312
                                                  ----------
 Total liabilities and shareholders' equity.....  $1,805,019
                                                  ==========
Net interest margin ............................                $ 73,010       4.47%
                                                                ========

--------
(1) Nonaccrual loans are included in average balances for yield computations.
(2) Fully tax-equivalent basis at a 35% tax rate.

Note: Average balances are derived from daily balances.

TABLE 3
--------------------------------------------------------------------------------
RATE/VOLUME VARIANCE ANALYSIS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                         1999 COMPARED TO 1998                   1998 COMPARED TO 1997
                                                 --------------------------------------   ------------------------------------
                                                    TOTAL      CHANGE IN     CHANGE IN       TOTAL      CHANGE IN    CHANGE IN
                                                   CHANGE       VOLUME         RATE         CHANGE       VOLUME        RATE
                                                 ----------   ----------   ------------   ----------   ----------   ----------
Earning assets
  Loans, net of unearned income ..............    $ 33,497     $ 39,235      $ (5,738)     $ 38,654     $ 38,989      $ (335)
  Securities, taxable ........................       1,387        1,636          (249)        8,644        8,371         273
  Securities, nontaxable .....................         806          854           (48)          331          407         (76)
  Federal funds sold .........................      (3,422)      (2,341)       (1,081)        4,194        4,260         (66)
  Interest-bearing bank balances .............        (177)        (121)          (56)        1,115        1,154         (39)
                                                  --------     --------      --------      --------     --------      ------
     Total interest income ...................      32,091       39,263        (7,172)       52,938       53,181        (243)
                                                  --------     --------      --------      --------     --------      ------
Interest-bearing liabilities
  Interest-bearing deposits
   Interest checking .........................       2,517        3,730        (1,213)        7,198        6,013       1,185
   Savings ...................................         552          509            43           394          520        (126)
   Money market ..............................         919        1,197          (278)        1,642        1,674         (32)
   Certificates of deposit ...................       1,454        5,994        (4,540)       15,735       15,875        (140)
   Other .....................................        (192)         259          (451)        2,704        2,753         (49)
                                                  --------     --------      --------      --------     --------      ------
     Total interest-bearing deposits .........       5,250       11,689        (6,439)       27,673       26,835         838
Short-term borrowings ........................       2,561        3,119          (558)       (3,000)      (2,542)       (458)
Long-term borrowings .........................       1,408        1,995          (587)        1,226        1,718        (492)
                                                  --------     --------      --------      --------     --------      ------
      Total interest expense .................       9,219       16,803        (7,584)       25,899       26,011        (112)
                                                  --------     --------      --------      --------     --------      ------
       Net interest income ...................    $ 22,872     $ 22,460      $    412      $ 27,039     $ 27,170      $ (131)
                                                  ========     ========      ========      ========     ========      ======

--------
Note: Changes which are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

     Tax equivalent net interest income increased $22.9 million, or 23%, to $122.9 million in 1999 from $100.0 million in 1998 and increased $27.0 million, or 37%, from $73.0 million in 1997. The increase resulted principally from a higher level of average earning assets and a higher net interest margin. The growth in average earning assets, which increased $400.5 million, or 17%, to $2.7 billion in 1999 from $2.3 billion in 1998 and $1.6 billion in 1997 resulted from an increase in both loans and investment securities. Average loans, net of unearned income, were $2.2 billion in 1999, $1.8 billion in 1998 and $1.4 billion in 1997. The increase in loans was primarily related to acquisitions completed in the second half of 1998 and internal loan growth. Average investment securities, excluding the average net unrealized securities gains, were $411.3 million, $384.2 million and $243.8 million in 1999, 1998 and 1997, respectively. A portion of the increase in average investment securities in 1999 was attributable to the match funding in December 1999 of approximately $200 million in mortgage-backed securities with approximately $200 million in Federal Home Loan Bank borrowings.

     The net interest margin of 4.56% in 1999 was higher than the margin of 4.36% in 1998 and 4.47% in 1997. The higher net interest margin in 1999 resulted from lower deposit costs, partially offset by lower earning asset yields. During the first half of 1999, the Company kept deposit rates relatively stable and lowered costs by repricing certificates of deposits downward upon maturity. During the last half of 1999, however, interest rates began to rise, causing the Company to increase rates on certain deposit products. In addition, in September 1999, the Company introduced Bank CaroLine, an Internet bank offered as a service of Carolina First Bank, F.S.B. Deposit rates for Bank CaroLine are generally higher than those offered by the Company's other subsidiary banks to reflect the lower cost structure associated with operating on the Internet. Accordingly, as deposits build for Bank CaroLine, the Company expects the cost of deposits on a consolidated basis to increase.

     The yield on earning assets was lower in 1999 primarily as a result of the second quarter sale of the credit card loans, which were higher-yielding earning assets (see "EARNINGS REVIEW -- Overview"). This decrease was partially offset by increases in the prime interest rate during the last half of 1999. In 1999, approximately 57% of the commercial loan portfolio was variable and immediately repriced upward with the increases in the prime interest rate.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses was $15.8 million in 1999, $12.7 million in 1998 and $12.1 million in 1997. The higher 1999 provision for loan losses reflected a higher level of outstanding loans, which increased 20% during 1999. As a percentage of average loans, the net charge-off ratio was 0.44% in 1999, compared with 0.66% in 1998 and 0.81% in 1997. This decrease was partially attributable to the sale of the credit card portfolio completed on April 30, 1999.

     Management currently anticipates loan growth to continue in 2000. The Company's newer market areas, such as northern and central Florida, are expected to contribute to 2000 portfolio growth. Management intends to closely monitor economic trends and the potential effect on the Subsidiary Banks' loan portfolios.

     NONINTEREST INCOME

     Noninterest income increased $24.0 million to $48.4 million in 1999 from $24.4 million in 1998 and $20.4 million in 1997. Noninterest income in 1999 included several nonrecurring items, which are shown on a pre-tax basis: a $15.5 million gain on disposition of equity investments (primarily attributable to the sale of Net.B@nk stock which was largely offset by a contribution to the Carolina First Foundation), a $3.3 million gain on sale of credit cards, a $2.5 million gain on disposition of assets/liabilities (primarily associated with the sale of branches, buildings, and disposition of equipment) and a $399,000 gain on sale of securities. (See "EARNINGS REVIEW -- Overview".) The $2.5 million gain on disposition of assets and liabilities included a $2.5 million pre-tax gain on sale of four branches, a $776,000 pre-tax gain on sale of premises and equipment and a $782,000 pre-tax loss on disposition of obsolete equipment. Noninterest income, excluding the nonrecurring items listed above, was $26.7 million in 1999, a $2.9 million increase over 1998 excluding securities transactions. This increase was primarily attributable to higher service charges on deposit accounts, the establishment of a bank-owned life insurance program, fees for investment services, and merchant processing fees, offset by lower mortgage banking income.

     Service charges on deposit accounts, the largest contributor to noninterest income, rose 22% to $11.5 million in 1999 from $9.4 million in 1998 and $7.5 million in 1997. Average deposits increased 16.2% from 1998 to 1999. The increase in service charges was attributable to attracting new transaction accounts and improved collection of fees. In addition, effective July 1, 1999, certain deposit service charges were increased to reflect competitive pricing.

     Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in 1999 decreased to $3.7 million compared with $4.8 million in 1998 and $3.7 million in 1997. The decrease in 1999 resulted from lower gains on the sale of loans, primarily due to a lower volume of sales. Mortgage loans totaling approximately $133 million, $316 million and $132 million were sold in 1999, 1998 and 1997, respectively. Approximately $153 million of the loans sold in 1998 were First Southeast loans. The gain on the sale of these loans was not included in the gain on sale of mortgage loans but instead reduced the goodwill associated with the First Southeast acquisition.

     Mortgage originations totaled approximately $404 million in 1999 compared with approximately $511 million in 1998 and $246 million in 1997. These mortgage originations are net of mortgage loans acquired through acquisition. Mortgage origination volumes declined in 1999 due to higher mortgage loan rates.

     CF Mortgage's servicing operations consist of servicing mortgage loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At December 31, 1999, CF Mortgage was servicing or subservicing 24,201 loans having an aggregate principal balance of approximately $2.1 billion. In 1999, fees related to the servicing portfolio from non-affiliated companies were mostly offset by the related amortization for the mortgage servicing rights and subservicing payments resulting in income of $14,000, compared with $100,000 in 1998 and $586,000 in 1997.

The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

     Fees for investment services in 1999 of $2.0 million were 25% above the $1.6 million earned in 1998 and $1.4 million in 1997. The increase resulted from an increase in the fees collected by Carolina First Securities, Inc. ("CF Securities"), a full service brokerage subsidiary of Carolina First Bank. In 1999, CF Securities collected $533,000, compared with $168,000 in 1998 and none in 1997. CF Securities offers a complete line of investment products and services, including mutual funds, stocks, bonds and annuities. At December 31, 1999 and 1998, the market value of assets administered by Carolina First Bank's trust department totaled approximately $336 million and $357 million, respectively.

     During 1999, the Company had income of $1.6 million from its interests in the credit card and commercial real estate loan trusts, compared with income of $1.6 million in 1998 and a loss of $545,000 in 1997. Loan securitization income is net of charge-offs associated with the loans in the trusts. Loan securitization income related to credit cards decreased to $1.4 million in 1999 compared with income of $1.6 million in 1998 and a loss of $992,000 in 1997. Loan securitization income in 1997 was negatively impacted by greater than expected charge-offs in the credit card securitization. With the sale of the Company's credit cards and the termination of the credit card trust on May 17, 1999, loan securitization income related to credit cards ceased during the second quarter of 1999. The commercial real estate loan trust provided income of $221,000, $6,000 and $447,000 in 1999, 1998 and 1997, respectively. The commercial real estate loan trust was terminated with the pay-off of the loans in the trust in the fourth quarter of 1999. Accordingly, no commercial real estate loan trust income was recognized in the fourth quarter of 1999.

     Other noninterest income was $7.9 million in 1999 compared with $6.4 million in 1998 and $3.1 million in 1997. Approximately $1.2 million of the increase was due to the establishment of a bank-owned life insurance program initiated during the second quarter of 1999. The remaining increase was due to higher debit card income, lease fee income due to higher terminations from a more aged portfolio and merchant processing fees. Recoveries of $500,000 and $440,000 are included in other noninterest income in 1999 and 1998, respectively. These recoveries relate to a loss recognized by Citrus Bank in 1998 in connection with a deposit customer's account. See "EARNINGS REVIEW -- Noninterest Expenses" for further details.

     NONINTEREST EXPENSES

     Noninterest expenses increased to $113.8 million in 1999 from $72.0 million in 1998 and $58.6 million in 1997. Noninterest expenses in 1999 included several non-recurring items, which are shown on a pre-tax basis: an $11.9 million charitable contribution in the form of Net.B@nk common stock made to the Carolina First Foundation and $5.5 million for merger-related costs. Noninterest expenses, excluding the items listed above, totaled $96.4 million in 1999, $24.4 million higher than 1998. The increase was largely attributable to higher operational costs and intangible amortization association with three mergers completed in the last four months of 1998. In addition, higher noninterest expenses were related to new personnel and technology costs to support the Company's current and future growth.

     Salaries, wages and employee benefits increased $7.9 million to $43.6 million in 1999 compared with $35.7 million in 1998 and $28.4 million in 1997. Full-time equivalent employees increased to 1,016 at December 31, 1999 from 955 at December 31, 1998. The staffing cost increases were primarily due to the costs of expanding in existing and new markets (including the 1998 mergers), operational support to promote growth and additional management and technical expertise. Salaries, wages and employee benefits in 1999 did not include bonus payments to management. In the fourth quarter of 1999, approximately $1.8 million related to bonus accruals for the first nine months of 1999 were reversed out of salaries, wages and employee benefits. These accruals were reversed when it was determined that bonuses would not be paid because of financial performance. Salaries, wages and employee benefits are expected to increase in 2000 in connection with an anticipated reinstatement of the bonus accruals.

     Occupancy and furniture and equipment expenses increased $4.2 million to $15.9 million in 1999 from $11.7 million in 1998 and $9.7 million in 1997. This increase resulted principally from costs associated with the branches acquired through acquisitions in 1998, costs associated with developing a common computer platform and the operating costs associated with additional ATMs. The Company began making lease payments on two new buildings in the fourth quarter of 1999. Occupancy and furniture and equipment expenses are expected to increase in 2000 related to these lease payments as well as those associated with a third new building and plans for a new core operating system (see "LIQUIDITY").

     Amortization of intangibles increased to $6.7 million in 1999 from $4.5 million in 1998 and $1.5 million in 1997. The increase is due to the acquisitions completed in 1998. This level of amortization is expected to continue in 2000.

     In connection with the mergers completed in 1999 and 1998, the Company incurred pre-tax merger-related costs of approximately $5.5 million, substantially all of which had been paid as of December 31, 1999. Table 4 shows the breakdown of these expenses.

TABLE 4
--------------------------------------------------------------------------------
MERGER-RELATED COSTS
--------------------------------------------------------------------------------

Severance payments and contracts ....................................    $ 1,018,000
System conversion costs and write-off of obsolete equipment .........      1,358,000
Professional fees ...................................................      1,948,000
Legal fees ..........................................................        309,000
Other ...............................................................        871,000
                                                                         -----------
Total ...............................................................    $ 5,504,000
                                                                         ===========

     Other noninterest expenses increased $10.0 million to $30.1 million in 1999 from $20.1 million in 1998 and $18.9 million in 1997. The overall increase in other noninterest expenses was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. In addition, other significant increases included advertising related to the creation and introduction of the Internet banking product, imaging system costs from imaging documents including loan files and Year 2000 expenses. The largest items of other noninterest expense were telephone, stationery, supplies and printing, mail and courier services, advertising, imaging system costs and professional fees.

     REO and other losses of $3.1 million in 1997 included approximately $2.6 million related to the return by another bank of checks comprising earlier deposits into a Citrus Bank customer account. Citrus Bank incurred this loss. Recoveries of $500,000 and $440,000 in 1999 and 1998, respectively, are included in noninterest income.

     YEAR 2000

     Management believes it has adequately addressed the Year 2000 issue and has successfully executed its Year 2000 Plan. The Company and its subsidiaries have processed transactions in the year 2000 and have experienced no significant interruptions in customer service or processing ability. The Company has not identified any additional credit losses related to any customer due to Year 2000 issues nor does it anticipate that any will be identified going forward. The cost incurred for Year 2000 expenses during 1999 was $976,000 (included in other noninterest expenses) and consisted of expenses related to contract programming, software upgrades and Year 2000 testing. Year 2000 expenses during 1998 totaled $250,000. Management is not aware of any trends, events or uncertainties related to the Year 2000 issues that it believes may result in a significant adverse effect on the Company's financial position.

 FOURTH QUARTER RESULTS

     During the fourth quarter of 1999, the Company recorded net income of $7.1 million, or $0.28 per diluted share, compared with $6.8 million, or $0.27 per diluted share, in the fourth quarter of 1998. The Company recorded several non-recurring items in the fourth quarter of 1999. These pre-tax items included a $890,000 gain on the sale of credit cards; a $765,000 gain related to the sale of a branch office, the Company's Greenville administration building and equipment; and $221,000 of merger-related costs.

     In the fourth quarter of 1999, approximately $1.8 million related to bonus accruals for the first nine months of 1999 were reversed out of salaries, wages and benefits. These accruals were reversed when it was determined that bonuses would not be paid because of financial performance. The net interest margin in the fourth quarter of 1999 was 4.36% compared with 4.35% for the same time period in 1998. Average earning assets were $2.8 million in the fourth quarter of 1999 compared with $2.6 million in the fourth quarter of 1998. Table 5 presents a summary of the consolidated quarterly financial data for the years ended December 31, 1999 and December 31, 1998.

TABLE 5
--------------------------------------------------------------------------------
QUARTERLY FINANCIAL DATA
--------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 THREE MONTHS ENDED
                                        --------------------------------------------------------------------
                                         DECEMBER 31,     SEPTEMBER 30,        JUNE 30,         MARCH 31,
                                        --------------   ---------------   ---------------   ---------------
1999
For the Quarter
  Interest income ...................    $     60,982     $     57,753      $     56,142      $     53,991
  Interest expense ..................          29,770           26,651            25,688            25,015
                                         ------------     ------------      ------------      ------------
  Net interest income ...............          31,212           31,102            30,454            28,976
  Provision for loan losses .........           4,094            3,986             3,559             4,207
  Noninterest income ................           8,381            8,753             9,562            21,690
  Noninterest expense ...............          24,898           27,146            25,473            36,304
  Income taxes ......................           3,455            2,993             3,744             3,120
                                         ------------     ------------      ------------      ------------
  Net income ........................    $      7,146     $      5,730      $      7,240      $      7,035
                                         ============     ============      ============      ============
  Shares outstanding:
   Average -- basic .................      25,566,304       25,519,678        25,285,903        24,623,715
   Average -- diluted ...............      25,848,986       25,872,028        25,982,295        25,115,545
   At quarter end ...................      25,723,444       25,695,083        25,593,045        24,765,256

Per Common Share
  Net income -- basic ...............    $       0.28     $       0.22      $       0.29      $       0.29
  Net income -- diluted .............            0.28             0.22              0.28              0.28
  Cash dividend declared ............            0.10             0.09              0.09              0.09
  Common stock price:
   High .............................           22.00            25.50             30.81             26.00
   Low ..............................           14.88            19.38             21.44             20.25
   Close ............................           18.25            19.81             24.38             22.00
  Volume traded .....................       5,255,283        2,464,908         7,955,001         3,969,931

1998
For the Quarter
  Interest income ...................    $     54,965     $     49,598      $     47,309      $     45,188
  Interest expense ..................          26,772           24,434            23,588            23,111
                                         ------------     ------------      ------------      ------------
  Net interest income ...............          28,193           25,164            23,721            22,077
  Provision for loan losses .........           3,193            3,342             3,832             2,357
  Noninterest income ................           7,197            6,656             5,561             4,975
  Noninterest expense ...............          21,335           18,226            15,690            16,727
  Income taxes ......................           4,016            3,831             3,601             2,949
                                         ------------     ------------      ------------      ------------
  Net income ........................    $      6,846     $      6,421      $      6,159      $      5,019
                                         ============     ============      ============      ============
  Shares outstanding:
   Average -- basic .................      24,683,695       20,816,324        20,441,711        19,202,388
   Average -- diluted ...............      25,152,752       21,232,259        20,896,305        19,606,295
   At quarter end ...................      24,785,621       24,508,829        20,901,633        20,469,014

Per Common Share
  Net income -- basic ...............    $       0.28     $       0.31      $       0.30      $       0.26
  Net income -- diluted .............            0.27             0.30              0.29              0.26
  Cash dividend declared ............            0.09             0.08              0.08              0.08
  Common stock price:
   High .............................           26.25            27.13             30.63             26.00
   Low ..............................           16.81            19.88             25.00             19.88
   Close ............................           25.31            22.13             25.38             25.38
  Volume traded .....................       3,656,410        4,612,822         4,598,827         4,333,100

BALANCE SHEET REVIEW

     LOANS

     Loans are the largest category of earning assets and produce the highest yields. The Company's loan portfolio consists principally of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. A substantial majority of these borrowers are located in South Carolina and Florida with concentrations in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At December 31, 1999, the Company had total loans outstanding of $2.4 billion which equaled approximately 96% of the Company's total deposits and approximately 68% of the Company's total assets. During 1999, the Company's consumer loans increased significantly to $312.3 million at December 31, 1999 from $198.4 million a year earlier due primarily to the expansion of indirect lending to new markets in South Carolina and Florida. Table 6 summarizes loans outstanding and mix percentages.

TABLE 6
--------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,
                                              ---------------------------------------------------------------------
                                                   1999          1998          1997          1996          1995
                                              ------------- ------------- ------------- ------------- -------------
  Commercial, financial and agricultural.....  $  407,228    $  344,335    $  262,176    $  209,909    $  195,396
  Real Estate
    Construction ............................     126,791        89,383        65,588        49,826        38,243
    Mortgage
     Residential ............................     569,031       431,209       328,987       249,591       220,492
     Commercial and multifamily (1) .........     950,369       756,276       536,657       397,593       237,560
  Consumer ..................................     312,274       198,413       148,026       141,840       152,267
  Credit cards ..............................       8,243        65,266        52,525        40,480        86,901
  Lease financing receivables ...............      15,500        40,450        79,597        91,321        36,740
                                               ----------    ----------    ----------    ----------    ----------
    Loans held for investment ...............   2,389,436     1,925,332     1,473,556     1,180,560       967,599
  Loans held for sale .......................      45,316       112,918       235,151        10,449       125,000
                                               ----------    ----------    ----------    ----------    ----------
    Total gross loans .......................   2,434,752     2,038,250     1,708,707     1,191,009     1,092,599
  Unearned income ...........................       5,527         8,064        12,152        14,375         7,116
  Allowance for loan losses .................      23,832        20,266        17,369        12,039         8,987
                                               ----------    ----------    ----------    ----------    ----------
    Total net loans .........................  $2,405,393    $2,009,920    $1,679,186    $1,164,595    $1,076,496
                                               ==========    ==========    ==========    ==========    ==========
--------------------------------------------------------------------------------
PERCENTAGE OF LOANS IN CATEGORY
--------------------------------------------------------------------------------
                                                                              DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                       1999          1998          1997          1996          1995
                                                   -----------   -----------   -----------   -----------   -----------
LOANS HELD FOR INVESTMENT
Commercial, financial and agricultural .........       17.04%        17.88%        17.79%        17.78%        20.19%
Real Estate
 Construction ..................................        5.31          4.64          4.45          4.22          3.95
 Mortgage
   Residential .................................       23.82         22.40         22.33         21.14         22.79
   Commercial and multifamily (1) ..............       39.77         39.28         36.42         33.68         24.55
Consumer .......................................       13.07         10.31         10.05         12.01         15.74
Credit cards ...................................        0.34          3.39          3.56          3.43          8.98
Lease financing receivables ....................        0.65          2.10          5.40          7.74          3.80
                                                      ------        ------        ------        ------        ------
 Total .........................................      100.00%       100.00%       100.00%       100.00%       100.00%
                                                      ======        ======        ======        ======        ======

--------
(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

     Table 7 reflects the amount of commercial, financial, agriculture and construction loans included in Table 6 broken down by contractual maturity date. The table also provides the breakdown between those loans with a predetermined interest rate and those loans with a floating interest rate.

TABLE 7
--------------------------------------------------------------------------------
LOAN MATURITY AND INTEREST SENSITIVITY
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                         OVER ONE BUT       OVER
                                                            ONE YEAR       LESS THAN        FIVE
                                                            OR LESS       FIVE YEARS       YEARS           TOTAL
                                                          -----------     ---------        ------     -------------
Commercial, financial, agricultural and commercial real
  estate ..............................................    $440,092        $689,031      $228,474      $1,357,597
Real estate -- construction ...........................     109,040          17,751            --         126,791
Total of loans with:
  Predetermined interest rates ........................     101,165         380,142       150,893         632,200
  Floating interest rates .............................     447,967         326,640        77,581         852,188

     The Company's loans increased $399.0 million, or 20%, to approximately $2.4 billion at December 31, 1999 from $2.0 billion at December 31, 1998.
Approximately $133.1 million of residential mortgage loans were sold in 1999 excluding loans originated by correspondents. In addition, approximately $53.6 million of credit card balances were sold during the second quarter of 1999. An additional $13.1 million of loans were sold in connection with branch sales during the last half of the year. Approximately $37.0 million in loans were purchased in connection with the merger with Citizens. Adjusting for the 1999 loan sales and purchases, internal loan growth was approximately $561.8 million, or an annualized rate of 27.7%, during 1999.

     Table 8 summarizes the loan relationships of the Company that are greater than $5 million.


TABLE 8
--------------------------------------------------------------------------------
LOAN RELATIONSHIPS GREATER THAN $5 MILLION
--------------------------------------------------------------------------------
                                                                            PERCENTAGE OF
                                        NUMBER            PRINCIPAL           PORTFOLIO
                                     OF BORROWERS          BALANCE           TOTAL LOAN
                                    --------------   -------------------    -------------
      December 31, 1999 .........        34            $ 238.3 million           10%
      December 31, 1998 .........        25            $ 170.4 million            8%

     In 1999, the Company's loans averaged $2.2 billion with a yield of 9.08%, compared with $1.8 billion and a yield of 9.39% in 1998. Selling the credit card portfolio in the second quarter of 1999 lowered the average loan yield. This decrease was partially offset by increases in variable rate loans related to prime interest rate increases in the last half of 1999. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

     ALLOWANCE FOR LOAN AND LEASE LOSSES

     Management maintains the allowance for loan and lease losses
(the"Allowance") at a level it considers adequate to cover probable losses inherent in the loan portfolio. The adequacy of the Allowance is tested quarterly in the following manner.

     Reserve allocation percentages are developed for major portfolio segments. For consumer loans, these percentages are based on historical losses by product type. For commercial loans other than problem loans, they are based on historical losses by risk grade. These percentages are multiplied by the dollar amount of outstanding loans in each portfolio segment. The sum of these calculations is added to the sum of specific allocations for problem loans, to generate a first approximation of required reserves.

     Additional allocations are then considered for each specific portfolio segment based on any changes in circumstances that render historical loss percentages less predictive of future results. Finally, an unallocated portion is added for estimating error, based on then-prevailing uncertainties that shape the future outlook for loss levels. Issues such as portfolio concentrations, entry into new markets, asset quality trends, off-balance sheet risk exposures, and the outlook for change in economic conditions are considered.

     This process for testing the adequacy of the Allowance requires considerable judgment. Management's judgements are based on numerous assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the Allowance or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of the Company.

     The Allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions. In addition, such regulatory agencies could require the Company to adjust its Allowance based on information available to them at the time of their examination.

     The Allowance totaled $23.8 million, or 1.00% of loans held for investment net of unearned income, at December 31, 1999, compared to $20.3 million, or 1.06%, at December 31, 1998. During the second quarter of 1999, the Allowance was decreased $3.0 million as a consequence of the sale of the credit card portfolio. The amount of the decrease equaled that portion of the Allowance allocated to the credit card portfolio in the Allowance model. Following the sale of the credit card portfolio, credit card receivables comprised 0.34% of the Company's December 31, 1999 loan portfolio, down from 3.39% on December 31, 1998.

     The Allowance as a percentage of nonperforming loans was 282% and 941% as of December 31, 1999 and 1998, respectively. Nonperforming loans increased to $8.5 million as of December 31, 1999 from $2.2 million at December 31, 1998 primarily due to the transfer of a $4.0 million loan to nonaccrual status in the third quarter of 1999. See "Asset Quality."

     Table 9, which summarizes the changes in the Allowance, and Table 10, which reflects the allocation of the Allowance at the end of each year, provide additional information with respect to the activity in the Allowance.

TABLE 9
--------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                                DECEMBER 31,
                                                -----------------------------------------------------------------------------
                                                     1999            1998            1997            1996           1995
                                                -------------- --------------- --------------- --------------- --------------
Loan loss reserve at beginning of period ......   $   20,266     $    17,369     $    12,039     $     8,987    $     6,125
Purchase accounting acquisitions ..............          408           1,822           3,550              --            128
Valuation allowance for loans purchased or
  sold ........................................       (2,977)             --             658           1,236            567
Charge-offs:
  Commercial, financial and agricultural ......        2,917           1,810             472             347          1,201
  Real estate -- construction .................           --              --              --             115             --
  Real estate -- mortgage .....................          590              85             362           1,475             85
  Consumer ....................................        5,987           6,572           6,017           3,463          1,489
  Credit cards ................................        1,683           4,309           5,325           4,072          2,536
                                                  ----------     -----------     -----------     -----------    -----------
    Total loans charged-off ...................       11,177          12,776          12,176           9,472          5,311
                                                  ----------     -----------     -----------     -----------    -----------
Recoveries:
  Commercial, financial and agricultural ......          482              49             116              67            180
  Real estate -- mortgage .....................           37              --               1               7             14
  Consumer ....................................          859           1,037           1,073              95            115
  Credit cards ................................           88              41              --             396              3
                                                  ----------     -----------     -----------     -----------    -----------
    Total loans recovered .....................        1,466           1,127           1,190             565            312
                                                  ----------     -----------     -----------     -----------    -----------
Net charge-offs ...............................        9,711          11,649          10,986           8,907          4,999
  Provision charged to expense ................       15,846          12,724          12,108          10,723          7,166
                                                  ----------     -----------     -----------     -----------    -----------
Loan loss reserve at end of period ............   $   23,832     $    20,266     $    17,369     $    12,039    $     8,987
                                                  ==========     ===========     ===========     ===========    ===========
Average loans .................................   $2,199,731     $ 1,769,313     $ 1,354,216     $ 1,123,021    $   981,657
Total loans, net of unearned income (period
  end) ........................................    2,429,225       2,030,186       1,696,555       1,176,634      1,085,483
Net charge-offs as a percentage of average
  loans .......................................         0.44%           0.66%           0.81%           0.79%          0.51%
Allowance for loan losses as a percentage
  of loans excluding loans held for sale ......         1.00            1.06            1.19            1.03           0.94

TABLE 10
--------------------------------------------------------------------------------
COMPOSITION OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                         DECEMBER 31,
                                                   ---------------------------------------------------------
                                                      1999        1998        1997        1996        1995
                                                   ---------   ---------   ---------   ---------   ---------
Commercial, financial and agricultural .........    $ 7,467     $ 4,114     $ 3,083     $ 2,628     $2,380
Real Estate
  Construction .................................      1,658       1,126         617         437        253
  Mortgage:
   Residential .................................      2,070         861         387         286        241
   Commercial and multifamily ..................      4,464       2,222       1,594       1,370      1,012
Consumer .......................................      5,855       5,442       5,066       2,926      1,551
Credit cards ...................................        135       4,526       5,426       3,157      2,643
Unallocated (1) ................................      2,183       1,975       1,196       1,235        907
                                                    -------     -------     -------     -------     ------
    Total ......................................    $23,832     $20,266     $17,369     $12,039     $8,987
                                                    =======     =======     =======     =======     ======

--------
(1) The unallocated allowance represents amounts that have been provided by the Company for probable losses which are inherent in the loan portfolio at various points in time. These amounts have not been allocated in the Company's allowance model to the specific loan categories provided.

    The allocation of the allowance for loan losses to the respective loan classifications is not necessarily indicative of future losses or future allocations.

     SECURITIES

     At December 31, 1999, the Company's investment portfolio totaled $701.6 million, up $240.8 million from the $460.8 million invested at the end of 1998. A significant portion of the increase in investment securities in 1999 was attributable to the match funding in December 1999 of approximately $200 million in mortgage-backed securities with approximately $200 million in Federal Home Loan Bank borrowings. In addition, effective July 31, 1999, the Company began recording its investment in Net.B@nk at market value, which was approximately $45 million as of December 31, 1999 (see "EQUITY INVESTMENTS -- Investment in Net.B@nk, Inc.").

     Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $411.3 million in 1999, 7% above the 1998 average of $384.2 million. The average portfolio yield increased slightly to 6.34% in 1999 from 6.29% in 1998.

     Table 11 shows the composition of the investment portfolio.

TABLE 11
--------------------------------------------------------------------------------
INVESTMENT PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                        DECEMBER 31, (AT AMORTIZED COST)
                                                                     ---------------------------------------
                                                                         1999          1998          1997
                                                                     -----------   -----------   -----------
SECURITIES HELD FOR INVESTMENT
U.S. Treasury securities .........................................    $     --      $     --      $  1,997
Obligations of U.S. Government agencies and corporations .........       1,484         2,730            --
Obligations of states and political subdivisions .................      61,909        49,047        37,533
Other securities .................................................         402           300           352
                                                                      --------      --------      --------
                                                                      $ 63,795      $ 52,077      $ 39,882
                                                                      ========      ========      ========
                                                                          DECEMBER 31, (AT FAIR VALUE)
                                                                     --------------------------------------
                                                                        1999          1998          1997
                                                                     ----------   -----------   -----------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury securities .........................................    $ 12,884     $  8,409      $102,261
Obligations of U.S. Government agencies and corporations .........     477,644      353,411       140,197
Other securities .................................................     142,580       43,317        19,871
                                                                      --------     --------      --------
                                                                      $633,108     $405,137      $262,329
                                                                      ========     ========      ========
                                                                          DECEMBER 31, (AT FAIR VALUE)
                                                                      -------------------------------------
                                                                         1999         1998          1997
                                                                      ---------   -----------   -----------
TRADING ACCOUNT
U.S. Treasury and Government agencies .........                        $3,758      $  3,411      $  2,196
State and political subdivisions ..............                           910           132           153
                                                                       ------      --------      --------
                                                                       $4,668      $  3,543      $  2,349
                                                                       ======      ========      ========

     At December 31, 1999, securities available for sale included the following equity investments: 2,528,366 shares of common stock of Affinity (recorded at its pre-tax market value of approximately $1.7 million), 2,415,000 shares of common stock of Net.B@nk (recorded at its pre-tax market value of approximately $45 million), and investments in fourteen community banks (recorded at their pre-tax market value of approximately $9.1 million). The Affinity Warrant, which entitles the Company to purchase an additional 3,471,340 shares of common stock at a purchase price of $0.0001 per share, was not included in securities at December 31, 1999.

     Table 12 shows the contractual maturity schedule for securities held for investment and securities available for sale. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table also reflects the weighted average yield of the investment securities.

TABLE 12
--------------------------------------------------------------------------------
INVESTMENT MATURITY SCHEDULE
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

HELD FOR INVESTMENT -- AMORTIZED COST

                                                           AFTER ONE   AFTER FIVE
                                               WITHIN     BUT WITHIN   BUT WITHIN    AFTER     NO CONTRACTUAL
                                              ONE YEAR    FIVE YEARS   TEN YEARS   TEN YEARS      MATURITY        TOTAL
                                            ------------  ----------   ----------  ----------- --------------- ------------
U.S. Government agencies and
  corporations ............................   $  1,484     $     --    $     --     $    --       $   --        $  1,484
States and political subdivisions .........      8,756       31,477      18,935       2,741           --          61,909
Other securities ..........................         --           53          --          49          300             402
                                              --------     --------    --------     -------       ------        --------
                                              $ 10,240     $ 31,530    $ 18,935     $ 2,790       $  300        $ 63,795
                                              ========     ========    ========     =======       ======        ========
WEIGHTED AVERAGE YIELD
U.S. Government agencies and
  corporations ............................       6.36%          --%         --%         --%          --%           6.36%
States and political subdivisions .........       4.19         4.45        4.63        4.90           --            4.49
Other securities ..........................         --         7.33          --        6.75         3.75            4.59
                                              --------     --------    --------     -------       ------        --------
                                                  4.50%        4.46%       4.63%       4.93%        3.75%           4.53%
                                              ========     ========    ========     =======       ======        ========
AVAILABLE FOR SALE -- FAIR VALUE
                                                  AFTER ONE      AFTER FIVE
                                     WITHIN      BUT WITHIN      BUT WITHIN         AFTER        NO CONTRACTUAL
                                    ONE YEAR     FIVE YEARS      TEN YEARS        TEN YEARS         MATURITY          TOTAL
                                  ------------   ----------      -----------     -------------   ---------------   -------------
 U.S Treasury .................     $  5,921      $   5,017       $   1,946       $      --        $     --         $  12,884
 U.S. Government agencies and
  corporations ................       11,919        108,968         157,006         199,751              --           477,644
 Other securities (1) .........          501            248          42,006          23,146          76,679           142,580
                                    --------      ---------       ---------       ---------        --------         ---------
                                    $ 18,341      $ 114,233       $ 200,958       $ 222,897        $ 76,679         $ 633,108
                                    ========      =========       =========       =========        ========         =========
 WEIGHTED AVERAGE YIELD
 U.S Treasury .................         4.59%          6.04%           5.92%             --%             --%             5.35%
 U.S. Government agencies and
  corporations ................         5.16           6.14            6.39            7.49              --              6.76
 Other securities (1) .........         5.41           5.13            6.14            6.57              --              6.28
                                    --------      ---------       ---------       ---------        --------         ---------
                                        4.98%          6.13%           6.33%           7.40%             --%             6.67%
                                    ========      =========       =========       =========        =========        =========

--------
(1) Other securities are made up primarily of investments in community banks, the investment in Net.B@nk common stock, Federal Home Loan Bank stock and corporate bonds. Approximately $77 million of these securities, which have no contractual maturity, have no yield and accordingly are excluded from the "Other Securities" yield calculation as well as the overall "Available for Sale" yield calculation.

     INTANGIBLE ASSETS AND OTHER ASSETS

     The intangible assets balance at December 31, 1999 of $113.4 million was attributable to goodwill of $105.0 million and core deposit balance premiums of $8.4 million. The intangible assets balance at December 31, 1998 of $130.4 million was attributable to goodwill of $116.3 million, core deposit balance premiums of $10.6 million and credit card intangibles of $3.5 million.

     At December 31, 1999, other assets included other real estate owned of $2.4 million and mortgage servicing rights of $24.9 million. At December 31, 1998, other assets included other real estate owned of $3.2 million, which was primarily attributable to one-to-four family residential mortgages associated with the acquisition of Poinsett Financial Corporation, and mortgage servicing rights of $25.1 million.

     INTEREST-BEARING LIABILITIES

     During 1999, interest-bearing liabilities averaged $2.3 billion, compared with $2.0 billion in 1998. This increase resulted principally from acquisitions and internal deposit growth related to account promotions, sales efforts and the introduction of Internet banking. The average interest rates were 4.57% and 4.96% in 1999 and 1998, respectively. At December 31, 1999, interest-bearing deposits comprised approximately 87% of total deposits and 79% of interest-bearing liabilities.

     The Company's primary source of funds for loans and investments is its deposits which are gathered through the banking subsidiaries' branch network. Deposits grew 9% to $2.5 billion at December 31, 1999 from $2.3 billion at December 31, 1998. The Company added approximately $53 million in deposits from the April 1999 purchase of Citizens First. In the last half of 1999, the Company sold approximately $54.4 million in deposits related to the sale of four branch offices. The lower deposit growth rate reflects the Company's focus on reducing the cost of deposits. During 1999, total interest-bearing deposits averaged $2.1 billion with a rate of 4.46%, compared with $1.8 billion with a rate of 4.85% in 1998. During 1999, deposit pricing remained very competitive. The Company expects this pricing environment to continue. Average noninterest-bearing deposits as a percentage of average total deposits increased slightly to 14% in 1999 from 13% in 1998. Average noninterest-bearing deposits increased 22% during 1999.

     Table 13 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

TABLE 13
--------------------------------------------------------------------------------
TYPES OF DEPOSITS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                       BALANCE AS OF DECEMBER 31,
                                              -----------------------------------------------------------------------------
                                                   1999            1998            1997            1996            1995
                                              -------------   -------------   -------------   -------------   -------------
Demand deposit accounts ...................    $  331,865      $  332,531      $  239,700      $  209,365      $  168,283
NOW accounts ..............................       479,251         493,991         322,276         189,039         137,234
Savings accounts ..........................        91,629          95,311          78,273          61,030          69,234
Money market accounts .....................       318,028         255,305         213,982         198,405         188,764
Time deposits .............................       874,847         822,540         763,138         490,978         413,808
Time deposits of $100,000 and over.........       419,374         334,505         261,258         201,125         156,869
                                               ----------      ----------      ----------      ----------      ----------
   Total deposits .........................    $2,514,994      $2,334,183      $1,878,627      $1,349,942      $1,134,192
                                               ==========      ==========      ==========      ==========      ==========

--------------------------------------------------------------------------------
PERCENTAGE OF DEPOSITS
--------------------------------------------------------------------------------

                                                                      AS OF DECEMBER 31,
                                              -------------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                              -----------   -----------   -----------   -----------   -----------
Demand deposit accounts ...................       13.20%        14.25%        12.76%        15.51%        14.84%
NOW accounts ..............................       19.06         21.16         17.15         14.00         12.10
Savings accounts ..........................        3.64          4.08          4.17          4.52          6.10
Money market accounts .....................       12.65         10.94         11.39         14.70         16.64
Time deposits .............................       34.78         35.24         40.62         36.37         36.48
Time deposits of $100,000 and over.........       16.67         14.33         13.91         14.90         13.84
                                                 ------        ------        ------        ------        ------
   Total deposits .........................      100.00%       100.00%       100.00%       100.00%       100.00%
                                                 ======        ======        ======        ======        ======

     In September 1999, the Company introduced an Internet bank, Bank CaroLine, which is offered as a service of Carolina First Bank, F.S.B. Bank CaroLine serves customers exclusively through the web and phone support. Deposit rates for Bank CaroLine are generally higher than the rates offered by the Company's other subsidiary banks due to lower operating costs. Deposits gathered through Bank CaroLine will be deployed by purchasing commercial and consumer loans generated by the Company's other subsidiary banks. At December 31, 1999, total deposits for Bank CaroLine were approximately $70 million.

     During the first quarter of 1999, the Company opened a branch in the Cayman
Islands. The branch is a "shell" branch of Carolina First Bank and, accordingly, involved minimal start-up costs. The primary function of the branch is to obtain deposits from the Eurocurrency interbank markets, which will be utilized in funding Carolina First Bank's domestic loan portfolio. The bank views this branch primarily as a vehicle for entrance into a funds market in which it is not currently active.

     Time deposits of $100,000 or more represented 17% and 14% of total deposits at December 31, 1999 and 1998, respectively. The Company's large denomination time deposits are generally from customers within the local market areas of its banks and, therefore, provide a greater degree of stability than is typically associated with this source of funds. The Company does not have any brokered deposits.

     Table 14 shows a maturity schedule for time deposits greater than $100,000.

TABLE 14
--------------------------------------------------------------------------------
CERTIFICATES OF DEPOSIT GREATER THAN $100,000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
           Maturing in three months or less ...................    $138,442
           Maturing in over three through six months ..........      75,501
           Maturing in over six through twelve months .........     136,387
           Maturing in over twelve months .....................      69,044
                                                                   --------
    Total .....................................................    $419,374
                                                                   ========

     In 1999, average short-term borrowings, which includes repurchase agreements and Federal Home Loan Bank ("FHLB") advances, totaled $184.8 million compared with $121.9 million in 1998. This increase was primarily attributable to a rise in average short-term FHLB advances to $54.2 million in 1999 from $397,000 in 1998 to fund increased loan activity. Short-term FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.

     Table 15 shows balance and interest rate information on the Company's short term borrowings.

TABLE 15
--------------------------------------------------------------------------------
SHORT TERM BORROWINGS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                            MAXIMUM
                                          OUTSTANDING                  AVERAGE                   INTEREST
                                            AT ANY        AVERAGE     INTEREST      ENDING       RATE AT
YEAR ENDED DECEMBER 31,                    MONTH END      BALANCE       RATE       BALANCE       YEAR END
--------------------------------------   ------------    ---------    --------    --------      ---------
1999
Federal funds purchased and repurchase
  agreements .........................     $152,622      $130,303        4.74%     $137,618        4.78%
Advances from the FHLB ...............      235,990        54,212        5.26       235,990        5.01
Other short-term borrowings ..........          326           322        7.45           317        7.08
                                                         --------        ----      --------        ----
                                                         $184,837        4.90%     $373,925        4.93%
                                                         ========        ====      ========        ====
1998
Federal funds purchased and repurchase
  agreements .........................     $154,065      $116,908        5.26%     $154,065        4.22%
Advances from the FHLB ...............          920           397        5.82           920        5.82
Commercial paper and other short-term
  borrowings .........................       22,036         4,563        6.93           838        7.79
                                                         --------        ----      --------        ----
                                                         $121,868        5.32%     $155,823        4.25%
                                                         ========        ====      ========        ====
1997
Federal funds purchased and repurchase
  agreements .........................     $113,421      $ 91,289        5.32%     $112,161        5.22%
Advances from the FHLB ...............      115,000        57,407        5.84            --          --
Commercial paper and other short-term
  borrowings .........................       27,578        20,524        6.21        27,578        6.34
                                                         --------        ----      --------        ----
                                                         $169,220        5.61%     $139,739        5.44%
                                                         ========        ====      ========        ====

     Long-term FHLB advances increased to $189.4 million at December 31, 1999 from $34.2 million at December 31, 1998. This increase was primarily to match fund mortgage-backed securities with FHLB borrowings (see "BALANCE SHEET REVIEW:
Securities").

     CAPITAL RESOURCES AND DIVIDENDS

     Total shareholders' equity amounted to $409.8 million, or 11.51% of total assets, at December 31, 1999, compared with $362.0 million, or 12.26% of total assets, at December 31, 1998. The increase in total shareholders' equity resulted principally from the retention of earnings less cash dividends paid and stock repurchased. In addition, the recording of the Company's investment in Net.B@nk at market value during the third quarter of 1999 added $25.8 million (net of taxes) to the Company's unrealized gain on securities, which is a component of shareholders' equity. In the fourth quarter of 1998, the Company repurchased 394,874 shares of common stock, which decreased shareholders' equity $9.8 million, in connection with the acquisition of First National Bank of Pickens County. In the first quarter of 1999, the Company repurchased 40,000 shares of common stock. In March 1999, the Company rescinded its share repurchase program due to the planned purchase of Citizens and Citrus Bank.

     Book value per share at December 31, 1999 and 1998 was $15.93 and $14.60, respectively. Recording the Company's Net.B@nk investment at market value during the third quarter of 1999 added approximately $1.00 to book value. Tangible book value per share at December 31, 1999 and 1998 was $11.52 and $9.34, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the acquisitions of CF Mortgage, RPGI and five banks (all of which were accounted for as purchases).

     The Company and its Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines and exceeded the well capitalized requirements at December 31, 1999. The Table 16 below sets forth various capital ratios for the Company and its Subsidiary Banks.

TABLE 16
--------------------------------------------------------------------------------
CAPITAL RATIOS
--------------------------------------------------------------------------------

                                                  AS OF      WELL CAPITALIZED
                                                12/31/99       REQUIREMENT
                                               ----------   -----------------
         THE COMPANY
         Total risk-based capital ..........      11.80%           n/a
         Tier 1 risk-based capital .........      10.00            n/a
         Leverage ratio ....................       7.98            n/a
         CAROLINA FIRST BANK
         Total risk-based capital ..........      10.28%           10.0%
         Tier 1 risk-based capital .........       9.47             6.0
         Leverage ratio ....................       8.33             5.0
         CITRUS BANK
         Total risk-based capital ..........      10.02%           10.0%
         Tier 1 risk-based capital .........       8.91             6.0
         Leverage ratio ....................       7.95             5.0
         CAROLINA FIRST BANK, FSB
         Total risk-based capital ..........      11.98%           10.0%
         Tier 1 risk-based capital .........      11.16             6.0
         Leverage ratio ....................       6.10             5.0

     The Subsidiary Banks also have the highest rating in regards to Federal Deposit Insurance Corporation insurance assessments and, accordingly, pay the lowest insurance premium rates.

     The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. South Carolina's banking regulations restrict the amount of dividends that Carolina First Bank can pay. All dividends paid from Carolina First Bank are payable only from the net income of the current year. Florida banking statutes limit the amount of dividends that Citrus Bank can pay without prior approval of Citrus Bank's regulatory agency. The portion of retained earnings of Citrus Bank which may be paid as dividends without prior approval totaled approximately $4,195,000 at December 31, 1999, subject to the minimum capital requirements. The Office of Thrift Supervision restricts the amount of dividends that Carolina First Bank, F.S.B. can pay to the Company. These restrictions require Carolina First Bank, F.S.B. to obtain prior approval of the Office of Thrift Supervision and not pay dividends in excess of current earnings.

     The Company has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. At the December 15, 1999 meeting, the Board of Directors approved a $0.10 per share cash dividend on the common stock, which represents an effective annual increase of approximately 11%. The Company presently intends to pay a quarterly cash dividend on the Common Stock; however, future dividends will depend upon the Company's financial performance and capital requirements.

     In January and February 2000, the Company adopted a share repurchase program to better manage its capital position. The Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The Company intends to reissue the repurchased shares in connection with its proposed merger with Anchor Financial Corporation, which is expected to be accounted for as a pooling-of-interests.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

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

     Table 17 shows the Company's financial instruments that are sensitive to changes in interest rates as well as the Company's interest sensitivity gap. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments, prepayment of principal and potential calls. For core deposits without contractual maturity (i.e., interest checking, savings and money market accounts), the table presents principal cash flows based on management's judgement concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff and calls differ from the Company's historical experience and management's judgement. Interest sensitivity gap ("GAP position") measures the difference between rate sensitive assets and rate sensitive liabilities during a given time frame. The Company's GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At December 31, 1999, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $187.5 million.

TABLE 17
--------------------------------------------------------------------------------
MARKET RISK SENSITIVITY
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                            AVERAGE       0-3           4-6           7-12
                                             YIELD       MONTHS        MONTHS        MONTHS         2001
                                          ---------- ------------- ------------- ------------- -------------
INTEREST-SENSITIVE ASSETS
Earning assets
 Loans, net of unearned income .......... 9.08%       $   334,855   $  212,506    $  401,408    $  445,968
 Investment securities (1) .............. 6.22             13,629        7,759        18,830        29,778
 Federal funds sold ..................... 3.87                925           --            --            --
 Interest bearing balances with other
  banks ................................. 5.48                500          250           250            --
                                                      -----------   ----------    ----------    ----------
   Total earning assets ................. 8.54%       $   349,909   $  220,515    $  420,488    $  475,746
                                                      ===========   ==========    ==========    ==========
INTEREST-SENSITIVE LIABILITIES
Liabilities
 Interest-sensitive liabilities
  Interest-bearing deposits
   Interest Checking .................... 3.22%       $    67,096   $   28,755    $   95,850    $   91,057
   Savings .............................. 2.64             49,612       24,806         8,269        66,786
   Money Market ......................... 4.06             24,053        3,207         4,811        21,991
   Certificates of Deposit .............. 5.24            369,749      239,391       433,986       224,445
                                                      -----------   ----------    ----------    ----------
   Total interest-bearing
    deposits ............................ 4.46            510,510      296,159       542,916       404,279
                                                      -----------   ----------    ----------    ----------
  Short-term borrowings ................. 4.90            347,937          329        25,659            --
  Long-term borrowings .................. 6.75                 --           --            --         1,399
                                                      -----------   ----------    ----------    ----------
   Total interest-sensitive
    liabilities ......................... 4.57%       $   858,447   $  296,488    $  568,575    $  405,678
                                                      ===========   ==========    ==========    ==========
Net contractual interest sensitive
 position ...............................                (508,538)     (75,973)     (148,087)       70,068
Adjustments for repricing
 characteristics of variable rate
 loans (2) ..............................                 855,089     (106,128)     (203,911)     (127,296)
                                                      -----------   ----------    ----------    ----------
Interest sensitive gap ..................             $   346,551   $ (182,101)   $ (351,998)   $  (57,228)
                                                      ===========   ==========    ==========    ==========
Cumulative interest sensitive gap .......             $   346,551   $  164,450    $ (187,548)   $ (244,776)

                                                                                                      CARRYING        FAIR
                                               2002          2003           2004       AFTER 2004      VALUE         VALUE
                                          ------------- -------------- ------------- ------------- ------------- -------------
INTEREST-SENSITIVE ASSETS
Earning assets
 Loans, net of unearned income ..........  $  239,323     $  201,400     $ 259,186    $   334,579   $2,429,225    $2,417,552
 Investment securities (1) ..............      16,985         44,416        90,454        447,885      669,736       669,261
 Federal funds sold .....................          --             --            --             --          925           925
 Interest bearing balances with other
  banks .................................          --             --            --         27,820       28,820        28,820
                                           ----------     ----------     ---------    -----------   ----------    ----------
   Total earning assets .................  $  256,308     $  245,816     $ 349,640    $   810,284   $3,128,706    $3,116,558
                                           ==========     ==========     =========    ===========   ==========    ==========
INTEREST-SENSITIVE LIABILITIES
Liabilities
 Interest-sensitive liabilities
  Interest-bearing deposits
   Interest Checking ....................  $   57,510     $   43,133     $  33,547    $    62,303   $  479,251    $  479,251
   Savings ..............................      60,425         44,524        34,983         28,623      318,028       318,028
   Money Market .........................      16,493          8,247         7,330          5,497       91,629        91,629
   Certificates of Deposit ..............      12,639          8,540         5,430             41    1,294,221     1,293,211
                                           ----------     ----------     ---------    -----------   ----------    ----------
   Total interest-bearing
    deposits ............................     147,067        104,444        81,290         96,464    2,183,129     2,182,119
                                           ----------     ----------     ---------    -----------   ----------    ----------
  Short-term borrowings .................          --             --            --             --      373,925       373,925
  Long-term borrowings ..................       7,742          1,245        50,328        157,440      218,154       217,204
                                           ----------     ----------     ---------    -----------   ----------    ----------
   Total interest-sensitive
    liabilities .........................  $  154,809     $  105,689     $ 131,618    $   253,904   $2,775,208    $2,773,248
                                           ==========     ==========     =========    ===========   ==========    ==========
Net contractual interest sensitive
 position ...............................     101,499        140,127       218,022        556,380      353,498
Adjustments for repricing
 characteristics of variable rate
 loans (2) ..............................    (102,266)       (62,447)      (68,112)      (184,929)          --
                                           ----------     ----------     ---------    -----------   ----------
Interest sensitive gap ..................  $     (767)    $   77,680     $ 149,910    $   371,451   $  353,498
                                           ==========     ==========     =========    ===========   ==========
Cumulative interest sensitive gap .......  $ (245,543)    $ (167,863)    $ (17,953)   $   353,498   $       --

------
(1) Investment securities exclude the unrealized gain on the sale of securities of $31.8 million.
(2) The adjustment for repricing characteristics of variable rate loans adjusts the net contractual interest sensitive position for the immediate repricing of variable rate loans. The contractual maturities are used for the net contractual interest sensitive position.

     Achieving consistent growth in net interest income is the primary goal of the Company's asset/liability function. The Company attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. The Company seeks to accomplish this goal while maintaining adequate liquidity and capital. The Company's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to have a significant impact on net interest income over time.

     The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a periodic basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 200 basis points. According to the model as of December 31, 1999, the Company is positioned so that net interest income will increase $10.1 million if interest rates rise in the next twelve months and will decrease $5.9 million if interest rates decline in the next twelve months. The larger increase in net interest income when interest rates are increased 200 basis points is due to the assumptions made regarding deposit repricings based on the Company's experience. In an increasing rate environment, the Company assumes that deposits will not increase the full 200 basis points whereas in a declining rate environment, it is assumed that deposit rates will decline the entire 200 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

LIQUIDITY

     Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as at the subsidiary level. The holding company and non-banking subsidiaries of the Company require cash for various operating needs, including general operating expenses, payment of dividends to shareholders, interest on borrowings, extensions of credit, business combinations and capital infusions into subsidiaries. The primary source of liquidity for the Company's holding company is dividends from the banking and non-banking subsidiaries.

     The Company's Subsidiary Banks have cash flow requirements involving withdrawals of deposits, extensions of credit and payment of operating expenses. The principal sources of funds for liquidity purposes for the Subsidiary Banks are customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. The Subsidiary Banks' liquidity is also enhanced by the ability to acquire new deposits through its established branch network of 62 branches in South Carolina and 13 branches in Florida as of December 31, 1999. The liquidity ratio is an indication of a company's ability to meet its short-term funding obligations. At December 31, 1999, the liquidity ratios for Carolina First Bank, Carolina First Bank, F.S.B., and Citrus Bank were approximately 12.7%, 14.8% and 10.9%, respectively. The liquidity needs of the Subsidiary Banks are a factor in developing their deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary. The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. At December 31, 1999, unused borrowing capacity from the FHLB totaled approximately $40 million with an outstanding balance of $425.4 million. At December 31, 1999, the Subsidiary Banks had unused short-term lines of credit totaling approximately $75 million (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs.

     The Company has entered into lease agreements for three new buildings located in Columbia and Greenville, South Carolina. Payments began during the fourth quarter of 1999 on two of the buildings and payments will begin in the first half of 2000 on the third building. Aggregate annual lease payments associated with these buildings are expected to total approximately $5.8 million. In addition, the Company anticipates related leasehold improvements of approximately $18.6 million and capitalized furniture and equipment of approximately $6.0 million.

     The Company signed a contract in December 1999 with Fiserv, Inc. for a new core operating system called the Comprehensive Banking System ("CBS") to provide the infrastructure for existing and future growth plans. The associated investment is expected to total approximately $4.6 million for capitalized expenses and $1.1 million for annual service agreements. The system conversion began during the first quarter of 2000.

ASSET QUALITY

     A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. The Company's credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and immediate after-the-fact review by credit risk management of loans approved by lenders. Compliance with loan monitoring policies is managed through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities, including specific reviews of new large credits, are reviewed by the Directors Credit Committees of each banking subsidiary, which meet monthly.

     Subsequent to year-end, a new credit audit function was launched to provide management and the Board of Directors a more comprehensive independent review of compliance with credit policy both at the city office level and at the credit risk management level. The results of these credit audits, which focus on testing for compliance with credit policies and procedures, are reported to the Directors Credit Committees of the banking subsidiaries.

     Nonperforming assets as a percentage of loans and foreclosed property totaled 0.46% and 0.28% as of December 31, 1999 and 1998, respectively. Nonperforming assets increased to $10.9 million as of December 31, 1999 from $5.3 million at December 31, 1998 primarily due to the transfer of a $4.0 million loan to nonaccrual status in the third quarter of 1999. This loan is a 3.2% participation in a shared national credit. It is not delinquent and, based on current facts and circumstances, management believes repayment in full is possible. However, recent developments justify this change in status, and reserves sufficient to absorb potential loss have been allocated to the loan.

     In connection with this syndicated national credit, Carolina First Bank filed a lawsuit in August 1999 in U.S. District Court in the Southern District on New York against Banque Paribas, the lead bank on this syndicated credit. This lawsuit seeks, among other things, an order requiring Banque Paribas to purchase Carolina First Bank's participation in the credit. Carolina First Bank's claim is based on agreements between Carolina First Bank and Banque Paribas which require Carolina First Bank's participation to be purchased under certain circumstances, which Carolina First Bank believes have occurred. Although Carolina First Bank believes it should prevail in this lawsuit, the outcome cannot be predicted.

     As discussed under "Equity Investments", the Company makes loans to companies that have a bank-related technology or service the Company or its subsidiaries can use. These loans represent a higher credit risk to the Company due to the start up nature of these companies.

     As demonstrated by the following analytical measures of asset quality, management believes the Company has effectively managed its credit risk. Net loan charge-offs, including credit card receivables, totaled $9.7 million and $11.6 million in 1999 and 1998, respectively, or 0.44% and 0.66%, respectively, as an annualized percentage of average loans. Excluding credit card charge-offs and balances, annualized net loan charge-offs as a percentage of average loans were 0.37% and 0.43% during 1999 and 1998, respectively.

     Table 18 presents information pertaining to nonperforming assets for the years indicated.

TABLE 18
--------------------------------------------------------------------------------
NONPERFORMING ASSETS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                           ------------------------------------------------------------
                                                               1999         1998        1997        1996        1995
                                                           ------------ ----------- ----------- ----------- -----------
  Nonaccrual loans .......................................   $  8,464     $   870     $ 1,165     $   960     $ 1,289
  Restructured loans .....................................         --       1,283       1,283       1,909       1,085
                                                             --------     -------     -------     -------     -------
   Total nonperforming loans .............................      8,464       2,153       2,448       2,869       2,374
  Other real estate owned ................................      2,440       3,168       1,319       3,011       2,508
                                                             --------     -------     -------     -------     -------
   Total nonperforming assets ............................   $ 10,904     $ 5,321     $ 3,767     $ 5,880     $ 4,882
                                                             ========     =======     =======     =======     =======
  Loans past due 90 days still accruing interest .........   $  5,100     $ 7,080     $ 4,125     $ 2,371     $ 2,748
                                                             ========     =======     =======     =======     =======
  Total nonperforming assets as a percentage of loans and
   other real estate owned (1) ...........................       0.46%       0.28%       0.26%       0.50%       0.51%
                                                             ========     =======     =======     =======     =======
  Allowance for loan losses as a percentage of
   nonperforming loans ...................................       2.82x       9.41x       7.10x       4.20x       3.79x
                                                             ========     =======     =======     =======     =======

--------
(1) Calculated using loans held for investment net of unearned income.

CURRENT ACCOUNTING ISSUES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This effective date reflects the deferral provided by SFAS 137, which defers the earlier effective date specified in SFAS 133. The Company has not yet determined the financial impact of the adoption of SFAS 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Asset/Liability Management and Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS, CAROLINA FIRST CORPORATION

     We have audited the consolidated balance sheets of Carolina First Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carolina First Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP
Greenville, South Carolina
January 25, 2000

                      STATEMENT OF FINANCIAL RESPONSIBILITY

     Management of Carolina First Corporation (the "Company") is committed to quality customer service, enhanced shareholder value, financial stability and integrity in all dealings. Management has prepared the accompanying consolidated financial statements in conformity with generally accepted accounting principles. The statements include amounts that are based on management's best estimates and judgements. Other financial information contained in this report is presented on a basis consistent with financial statements.

     To ensure the integrity, objectivity and fairness of data in these statements, management of the Company has established and maintains an internal control structure that is supplemented by a program of internal audits. The internal control structure is designed to provide reasonable assurance that assets are safeguarded and transactions are executed, recorded and reported in accordance with management intentions and authorizations. The financial statements have been audited by KPMG LLP, independent auditors, in accordance with generally accepted auditing standards. KPMG LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of the Company. The Audit Committee, composed entirely of outside directors, meets periodically with management, internal auditors and KPMG LLP (separately and jointly) to determine that each is fulfilling its responsibilities and to consider recommendations for enhancing internal controls. The financial statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.


/s/ Mack I. Whittle, Jr.    /s/ William S. Hummers III     /s/ Edward R. Matthews

Mack I. Whittle, Jr.            William S. Hummers III         Edward R. Matthews
President and                   Executive Vice President       Chief Financial Officer
Chief Executive Officer

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         DECEMBER 31,
                                                                                 -----------------------------
                                                                                      1999            1998
                                                                                 -------------   -------------
ASSETS
Cash and due from banks ......................................................    $  102,986      $  116,239
Interest-bearing bank balances ...............................................        28,820          54,988
Federal funds sold and resale agreements .....................................           925          28,041
Securities
 Trading .....................................................................         4,668           3,543
 Available for sale ..........................................................       633,108         405,137
 Held for investment (market value $63,320 in 1999 and $52,940 in 1998).......        63,795          52,077
                                                                                  ----------      ----------
   Total securities ..........................................................       701,571         460,757
                                                                                  ----------      ----------
Loans
 Loans held for sale .........................................................        45,316         112,918
 Loans held for investment ...................................................     2,389,436       1,925,332
   Less unearned income ......................................................         5,527           8,064
   Less allowance for loan losses ............................................        23,832          20,266
                                                                                  ----------      ----------
    Net loans ................................................................     2,405,393       2,009,920
                                                                                  ----------      ----------
Premises and equipment, net ..................................................        57,751          54,630
Accrued interest receivable ..................................................        21,651          19,787
Intangible assets ............................................................       113,431         130,415
Other assets .................................................................       129,360          78,515
                                                                                  ----------      ----------
                                                                                  $3,561,888      $2,953,292
                                                                                  ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Deposits
   Noninterest-bearing .......................................................    $  331,865      $  332,531
   Interest-bearing ..........................................................     2,183,129       2,001,652
                                                                                  ----------      ----------
    Total deposits ...........................................................     2,514,994       2,334,183
 Federal funds purchased and repurchase agreements ...........................       137,618         154,065
 Other short-term borrowings .................................................       236,307           1,758
 Long-term debt ..............................................................       218,154          63,081
 Accrued interest payable ....................................................        18,307          16,530
 Other liabilities ...........................................................        26,691          21,688
                                                                                  ----------      ----------
   Total liabilities .........................................................     3,152,071       2,591,305
                                                                                  ----------      ----------
Commitments and Contingencies
Shareholders' Equity
 Preferred stock -- no par value; authorized 10,000,000 shares; issued and
   outstanding none ..........................................................            --              --
 Common stock -- par value $1 per share; authorized 100,000,000 shares; issued
   and outstanding 25,723,444 shares in 1999 and 24,785,621 shares in 1998 ...        25,723          24,786
 Surplus .....................................................................       308,765         301,215
 Retained earnings ...........................................................        58,625          38,113
 Guarantee of employee stock ownership plan debt and nonvested restricted
   stock .....................................................................        (3,532)         (2,963)
 Accumulated other comprehensive income, net of tax ..........................        20,236             836
                                                                                  ----------      ----------
   Total shareholders' equity ................................................       409,817         361,987
                                                                                  ----------      ----------
                                                                                  $3,561,888      $2,953,292
                                                                                  ==========      ==========

See Notes to Consolidated Financial Statements which are an integral part of these statements.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1999            1998            1997
                                                                   -------------   -------------   --------------
INTEREST INCOME
Interest and fees on loans .....................................    $   199,679     $   166,182     $   127,528
Interest and dividends on securities
  Taxable ......................................................         23,213          21,826          13,182
  Exempt from Federal income taxes .............................          2,185           1,662           1,446
                                                                    -----------     -----------     -----------
   Total interest and dividends on securities ..................         25,398          23,488          14,628
  Interest on short-term investments ...........................          3,791           7,390           2,081
                                                                    -----------     -----------     -----------
   Total interest income .......................................        228,868         197,060         144,237
                                                                    -----------     -----------     -----------
INTEREST EXPENSE
Interest on deposits ...........................................         92,849          87,599          59,926
Interest on short-term borrowings ..............................          9,049           6,488           9,488
Interest on long-term debt .....................................          5,226           3,818           2,592
                                                                    -----------     -----------     -----------
   Total interest expense ......................................        107,124          97,905          72,006
                                                                    -----------     -----------     -----------
   Net interest income .........................................        121,744          99,155          72,231
PROVISION FOR LOAN LOSSES ......................................         15,846          12,724          12,108
                                                                    -----------     -----------     -----------
   Net interest income after provision for loan losses .........        105,898          86,431          60,123
                                                                    -----------     -----------     -----------
NONINTEREST INCOME
Service charges on deposit accounts.............................         11,519           9,385           7,502
Mortgage banking income ........................................          3,688           4,808           3,656
Fees for investment services ...................................          1,984           1,570           1,407
Loan securitization income .....................................          1,646           1,635            (545)
Gain on sale of securities .....................................            399             580           3,011
Gain on disposition of equity investments ......................         15,471              --              --
Gain on sale of credit cards ...................................          3,252              --              --
Gain on disposition of assets and liabilities ..................          2,523              --           2,250
Other ..........................................................          7,904           6,411           3,119
                                                                    -----------     -----------     -----------
   Total noninterest income ....................................         48,386          24,389          20,400
                                                                    -----------     -----------     -----------
NONINTEREST EXPENSES
Salaries and wages .............................................         34,815          29,227          23,187
Employee benefits ..............................................          8,818           6,434           5,259
Occupancy ......................................................          8,347           6,613           5,560
Furniture and equipment ........................................          7,580           5,124           4,137
Amortization of intangibles ....................................          6,749           4,468           1,541
Charitable contribution to foundation ..........................         11,890              --              --
Merger-related costs ...........................................          5,504              --              --
Other ..........................................................         30,118          20,112          18,903
                                                                    -----------     -----------     -----------
   Total noninterest expenses ..................................        113,821          71,978          58,587
                                                                    -----------     -----------     -----------
   Income before income taxes ..................................         40,463          38,842          21,936
Income taxes ...................................................         13,312          14,397           7,896
                                                                    -----------     -----------     -----------
   Net income ..................................................    $    27,151     $    24,445     $    14,040
                                                                    ===========     ===========     ===========
NET INCOME PER COMMON SHARE:
   Basic .......................................................    $      1.08     $      1.15     $      1.00
   Diluted .....................................................           1.06            1.13            0.99
AVERAGE COMMON SHARES OUTSTANDING:
   Basic .......................................................     25,248,900      21,284,266      14,046,599
   Diluted .....................................................     25,597,573      21,684,732      14,232,643

See Notes to Consolidated Financial Statements which are an integral part of these statements.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES
                IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                         SHARES OF
                                                          COMMON      PREFERRED   COMMON
                                                           STOCK        STOCK      STOCK
                                                      -------------- ---------- ----------
BALANCE, DECEMBER 31, 1996 ..........................   12,867,883    $   943    $12,868
Net income ..........................................           --         --         --
Other comprehensive income, net of tax of $2,193.....           --         --         --
Comprehensive income ................................           --         --         --
Cash dividends declared ($0.29 per common
 share) .............................................           --         --         --
Common stock activity:
 Stock offering .....................................      895,800         --        896
 Purchase accounting acquisitions ...................    4,005,815         --      4,006
 Dividend reinvestment plan .........................       52,495         --         53
 Employee stock purchase plan .......................        9,226         --          9
 Employee stock ownership plan ......................      176,471         --        176
 Exercise of stock options and stock warrants .......       81,422         --         81
 Conversion and redemption of preferred stock .......      108,341       (943)       108
Miscellaneous .......................................           --         --         --
                                                        ----------    -------    -------
BALANCE, DECEMBER 31, 1997 ..........................   18,197,453         --     18,197
Net income ..........................................           --         --         --
Other comprehensive income (loss), net of tax of
 $2,019..............................................           --         --         --
Comprehensive income ................................           --         --         --
Cash dividends declared ($0.33 per common
 share) .............................................           --         --         --
Common stock activity:
 Stock offering .....................................    2,242,115         --      2,242
 Repurchase of stock ................................     (394,874)        --       (395)
 Acquisitions .......................................    4,569,706         --      4,570
 Dividend reinvestment plan .........................       56,455         --         57
 Restricted stock plan ..............................       30,457         --         31
 Employee stock purchase plan .......................        9,376         --          9
 Exercise of stock options and stock warrants .......       74,933         --         75
Miscellaneous .......................................           --         --         --
                                                        ----------    -------    -------
BALANCE, DECEMBER 31, 1998 ..........................   24,785,621         --     24,786
Net income ..........................................           --         --         --
Other comprehensive income, net of tax of
 $11,026.............................................           --         --         --
Comprehensive income ................................           --         --         --
Cash dividends declared ($0.37 per common
 share) .............................................           --         --         --
Common stock activity:
 Repurchase of stock ................................      (40,000)        --        (40)
 Acquisition ........................................      505,851         --        506
 Dividend reinvestment plan .........................       65,856         --         65
 Restricted stock plan ..............................       43,291         --         43
 Employee stock purchase plan .......................       11,926         --         12
 Exercise of stock options and stock warrants .......      350,899         --        351
Miscellaneous .......................................           --         --         --
                                                        ----------    -------    -------
BALANCE, DECEMBER 31, 1999 ..........................   25,723,444    $    --    $25,723
                                                        ==========    =======    =======
                                                                    RETAINED    ACCUMULATED
                                                                    EARNINGS       OTHER
                                                                      AND      COMPREHENSIVE
                                                        SURPLUS      OTHER*       INCOME        TOTAL
                                                      ----------- ----------- -------------- -----------
BALANCE, DECEMBER 31, 1996 ..........................  $ 89,348    $  9,213      $    483     $112,855
Net income ..........................................        --      14,040            --       14,040
Other comprehensive income, net of tax of $2,193.....        --          --         4,070        4,070
                                                                                              --------
Comprehensive income ................................        --          --            --       18,110
                                                                                              --------
Cash dividends declared ($0.29 per common
 share) .............................................        --      (3,826)           --       (3,826)
Common stock activity:
 Stock offering .....................................     5,068          --            --        5,964
 Purchase accounting acquisitions ...................    75,762          --            --       79,768
 Dividend reinvestment plan .........................       818          --            --          871
 Employee stock purchase plan .......................       150          --            --          159
 Employee stock ownership plan ......................     2,824      (2,750)           --          250
 Exercise of stock options and stock warrants .......       530          --            --          611
 Conversion and redemption of preferred stock .......       835          --            --           --
Miscellaneous .......................................        --         451            --          451
                                                       --------    --------      --------     --------
BALANCE, DECEMBER 31, 1997 ..........................   175,335      17,128         4,553      215,213
Net income ..........................................        --      24,445            --       24,445
Other comprehensive income (loss), net of tax of
 $2,019..............................................        --          --        (3,717)      (3,717)
                                                                                              --------
Comprehensive income ................................        --          --            --       20,728
                                                                                              --------
Cash dividends declared ($0.33 per common
 share) .............................................        --      (6,588)           --       (6,588)
Common stock activity:
 Stock offering .....................................    38,196          --            --       40,438
 Repurchase of stock ................................    (9,429)         --            --       (9,824)
 Acquisitions .......................................    94,665          --            --       99,235
 Dividend reinvestment plan .........................     1,252          --            --        1,309
 Restricted stock plan ..............................       591        (622)           --           --
 Employee stock purchase plan .......................       204          --            --          213
 Exercise of stock options and stock warrants .......       330          --            --          405
Miscellaneous .......................................        71         787            --          858
                                                       --------    --------      --------     --------
BALANCE, DECEMBER 31, 1998 ..........................   301,215      35,150           836      361,987
Net income ..........................................        --      27,151            --       27,151
Other comprehensive income, net of tax of
 $11,026.............................................        --          --        19,400       19,400
                                                                                              --------
Comprehensive income ................................        --          --            --       46,551
                                                                                              --------
Cash dividends declared ($0.37 per common
 share) .............................................        --      (9,175)           --       (9,175)
Common stock activity:
 Repurchase of stock ................................      (816)         --            --         (856)
 Acquisition ........................................     1,732       2,535            --        4,773
 Dividend reinvestment plan .........................     1,357          --            --        1,422
 Restricted stock plan ..............................     1,015        (650)           --          408
 Employee stock purchase plan .......................       243          --            --          255
 Exercise of stock options and stock warrants .......     3,782          --            --        4,133
Miscellaneous .......................................       237          82            --          319
                                                       --------    --------      --------     --------
BALANCE, DECEMBER 31, 1999 ..........................  $308,765    $ 55,093      $ 20,236     $409,817
                                                       ========    ========      ========     ========

--------
* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

See Notes to Consolidated Financial Statements which are an integral part of these statements.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                      ----------------------------------------
                                                                                          1999          1998          1997
                                                                                      ------------ ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................................................  $   27,151   $   24,445    $   14,040
Adjustments to reconcile net income to net cash (used for) provided by operations
  Depreciation ......................................................................       5,135        4,431         3,301
  Amortization of intangibles .......................................................       6,749        4,468         1,541
  Charitable contribution to foundation .............................................      11,890           --            --
  Provision for loan losses .........................................................      15,846       12,724        12,108
  Deferred income taxes .............................................................      (6,099)        (601)       (2,717)
  Gain on disposition of assets and liabilities .....................................      (2,523)          --        (2,250)
  Gain on sale of credit cards ......................................................      (3,252)          --            --
  Gain on sale of securities ........................................................        (399)        (580)       (3,011)
  Gain on disposition of equity investments .........................................     (15,471)          --            --
  Trading account assets, net .......................................................        (781)        (809)          (66)
  Originations of mortgage loans held for sale ......................................    (386,851)    (490,019)     (268,855)
  Sale of mortgage loans held for sale ..............................................     296,432      542,402       235,110
  Sale of consumer loans ............................................................          --           --        25,862
  Other assets, net .................................................................     (35,489)     (10,239)       (3,549)
  Other liabilities, net ............................................................      (5,941)      (1,370)          773
                                                                                       ----------   ----------    ----------
   Net cash (used for) provided by operating activities .............................     (93,603)      84,852        12,287
                                                                                       ----------   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase (decrease) in cash realized from
  Interest-bearing bank balances ....................................................      26,168      (20,285)        7,026
  Federal funds sold and resale agreements ..........................................      19,591      (18,653)      (16,161)
  Sale of securities available for sale .............................................     118,953       37,989       116,583
  Maturity of securities available for sale .........................................     151,447      348,528       137,447
  Maturity of securities held for investment ........................................       8,288       11,622         6,732
  Purchase of securities available for sale .........................................    (460,226)    (490,228)     (246,927)
  Purchase of securities held for investment ........................................     (19,157)     (12,745)      (12,046)
  Purchase of loans .................................................................          --           --       (25,793)
  Origination of loans, net .........................................................    (360,710)    (233,058)     (161,449)
  Disposition of equity investments .................................................       4,389           --            --
  Sale of credit cards ..............................................................      65,624           --            --
  Sale of premises and equipment ....................................................       7,880       (2,036)       (2,466)
  Capital expenditures ..............................................................     (16,494)      (5,414)       (4,649)
  Acquisitions accounted for under the purchase method of accounting ................      16,976       29,939         6,265
  Disposition of assets and liabilities, net ........................................     (39,780)     (38,480)      (35,656)
                                                                                       ----------   ----------    ----------
   Net cash used for investing activities ...........................................    (477,051)    (392,821)     (231,094)
                                                                                       ----------   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in cash realized from
  Increase in deposits, net .........................................................     187,665      279,226       232,470
  Federal funds purchased and repurchase agreements, net ............................     (16,447)      41,904        10,017
  Short-term borrowings .............................................................     233,243      (32,939)      (38,491)
  Issuance of long-term debt ........................................................     166,250       25,080         2,700
  Payments of long-term debt ........................................................     (10,000)        (300)         (127)
  Cash dividends paid ...............................................................      (8,583)      (5,860)       (2,688)
  Issuance of common stock ..........................................................          --       40,438         5,964
  Repurchase of common stock ........................................................        (856)      (9,824)           --
  Other common and preferred stock activity .........................................       6,129        2,598         1,918
                                                                                       ----------   ----------    ----------
   Net cash provided by financing activities ........................................     557,401      340,323       211,763
                                                                                       ----------   ----------    ----------
Net change in cash and due from banks ...............................................     (13,253)      32,354        (7,044)
Cash and due from banks at beginning of year ........................................     116,239       83,885        90,929
                                                                                       ----------   ----------    ----------
Cash and due from banks at end of year ..............................................  $  102,986   $  116,239    $   83,885
                                                                                       ==========   ==========    ==========

See Notes to Consolidated Financial Statements which are an integral part of these statements.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Carolina First Corporation and its wholly-owned banking subsidiaries, Carolina First Bank, Carolina First Bank, F.S.B. and Citrus Bank (collectively, the "Subsidiary Banks") and non-banking subsidiaries, Blue Ridge Finance Company ("Blue Ridge"), Carolina First Guaranty Reinsurance, Ltd., Carolina First Investment Limited Partnership, Carolina First Mortgage Company ("CF Mortgage"), CF Technology Services and Resource Processing Group, Inc. Carolina First Corporation and its subsidiaries are collectively defined as the "Company," except where the context requires otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

     Certain prior year amounts have been reclassified to conform with 1999 presentations.


SECURITIES

     Management determines the appropriate classification of securities at the time of purchase. Securities, primarily debt securities, are classified as trading, available for sale and held for investment, defined as follows:

     Trading securities are carried at fair value. The Company's policy is to acquire trading securities only to facilitate their sale to customers. Adjustments for unrealized gains or losses are included in noninterest income.

     Securities available for sale are carried at fair value. Such securities are used to execute asset/liability management strategy and to manage liquidity. Adjustments for unrealized gains or losses, net of the income tax effect, are made through a separate component of shareholders' equity.

     Securities held for investment are stated at cost, net of unamortized balances of premiums and discounts. The Company intends to and has the ability to hold such securities until maturity.

     The Company evaluates securities for other-than-temporary impairment periodically and, if necessary, charges the unrealized loss to operations. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.


LOANS

     Loans receivable are stated at unpaid principal balances adjusted for unamortized premiums and unearned discounts. The Company recognizes interest on loans using the simple interest method. Income on certain installment loans is recognized using the "Rule of 78's" method. The results from the use of the "Rule of 78's" method are not materially different from those obtained by using the simple interest method. Loans are considered to be impaired when, in management's judgment, the collection of principal or interest is not collectible in accordance with the terms of the obligation. An impaired loan is put on nonaccrual status, and future cash receipts are applied to principal only. The accrual of interest resumes only when the loan returns to performing status.

     The premium or discount on purchased loans is amortized over the expected life of the loans and is included in interest and fees on loans.

     Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

LOANS HELD FOR SALE

     Loans held for sale include certain mortgage loans and are carried at the lower of aggregate cost or market value.


ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb inherent losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio and management's estimate of anticipated credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. Management considers the year-end allowance appropriate and adequate to cover inherent losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies periodically review the Company's allowance for loan losses as part of their examination process and could require the Company to adjust its allowance for loan losses based on information available to them at the time of their examination.


CONCENTRATIONS OF CREDIT RISK

     The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout South Carolina and Florida. The Company has a diversified loan portfolio, and the borrowers' ability to repay their loans is not dependent upon any specific economic segment.


LOAN SECURITIZATIONS

     The Company packages and sells loan receivables as securities to investors. These transactions are recorded as sales in accordance with SFAS 125 when control over these assets has been surrendered. Excess cash flows related to the securitizations are recorded during the life of the transaction. The interest-only strip security is computed based upon the difference between interest income received from the borrower less the yield paid to investors, credit losses and normal servicing fees.


PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives of the assets primarily using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the improvement or the term of the respective lease.

     Additions to premises and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred.


INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill and core deposit premiums resulting from the Company's acquisitions. On an ongoing basis, the Company evaluates the carrying value of these intangible assets to determine that the recorded asset is recoverable from future undiscounted cash flows.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     Core deposit intangibles are amortized over 10 years using the sum-of-the-years' digits method. Goodwill is generally amortized over 25 years using the straight-line method.


MORTGAGE SERVICING RIGHTS

     The Company capitalizes the allocated cost of originated mortgage servicing rights and records a corresponding increase in mortgage banking income in accordance with Statement of Financial Accounting Standards ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement eliminates the distinction between originated and purchased mortgage servicing rights.

     The rights to service mortgage loans for others ("mortgage servicing rights" or "MSRs") are included in other assets. Purchased mortgage servicing rights are recorded at lower of cost or market. Originated mortgage servicing rights are capitalized based on the allocated cost which is determined when the underlying loans are sold or securitized. MSRs are amortized in proportion to the servicing income over the estimated life of the related mortgage loan. The amortization method is designed to approximate a level-yield method, taking into consideration the estimated prepayment of the underlying loans. For purposes of measuring impairment, MSRs are reviewed for impairment based upon quarterly external valuations. Such valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs and other factors. Impairment is measured on a disaggregated basis for each strata of rights which are segregated by predominant risk characteristics, including interest rate and loan type.


OTHER REAL ESTATE OWNED

     Other real estate owned, included in other assets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair market value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required to the carrying value of these properties are charged to noninterest expenses. Gains and losses realized from the sale of other real estate owned are included in noninterest income. Other real estate owned was approximately $2,440,000 and $3,168,000 at December 31, 1999 and 1998, respectively.


DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into interest rate swap transactions as part of its overall interest rate risk management activities. There must be a correlation of interest rate movements between these derivative instruments and the underlying assets or liabilities to qualify for hedge accounting. The impact of a swap is accrued over the life of the agreement based on expected settlement payments and is recorded as an adjustment to interest income or expense in the period in which it accrues and in the category appropriate to the related asset or liability. Changes in the fair values of the swaps are not recorded in the consolidated statements of income because the swap is designated with a specific asset or liability or finite pool of assets or liabilities.


STOCK-BASED COMPENSATION

     The Company reports stock-based compensation using the intrinsic valuation method presented under Accounting Principles Board ("APB") Opinion 25, which measures compensation expense as the difference between the quoted market price of the stock and the exercise price of the option on the date of grant (if any). The Company has disclosed in the footnotes pro forma net income and earnings per share information as if the fair value method had been applied in accordance with SFAS 123, "Accounting for Stock-Based Compensation."

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

INCOME TAXES

     The Company computes its income taxes in accordance with the provisions of SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized on all temporary book/tax differences, operating loss carryforwards and tax credit carryforwards. Temporary book/tax differences occur when income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable. Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


PER SHARE DATA

     Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, with common stock equivalents calculated based on the average market price. Common stock equivalents consist of convertible preferred stock, stock warrants and options and are computed using the treasury stock method.


COMPREHENSIVE INCOME

     Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income is divided into net income and other comprehensive income. The Company's other comprehensive income and accumulated other comprehensive income are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

     The following summarizes other comprehensive income (loss), net of tax for the years ended December 31:



                                                                              1999           1998           1997
                                                                          ------------   ------------   -----------
                                                                                      ($ IN THOUSANDS)
     Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period .........    $  30,481       $ (5,541)     $  8,997
      Income taxes ....................................................      (11,044)         1,947        (3,205)
      Less: reclassification adjustment for gains included in net
        income ........................................................          (55)          (195)       (2,734)
      Income taxes ....................................................           18             72         1,012
                                                                           ---------       --------      --------
                                                                           $  19,400       $ (3,717)     $  4,070
                                                                           =========       ========      ========

BUSINESS SEGMENTS

     Effective January 1, 1998, the Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Company has three reportable operating segments, Carolina First Bank, CF Mortgage and Citrus Bank (see Note
27).

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This effective date reflects the deferral provided by SFAS 137 which defers the earlier effective date specified in SFAS
133. The Company has not yet determined the financial impact of the adoption of SFAS 133.


RISK AND UNCERTAINTIES

     In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale, mortgage-backed securities available for sale and mortgage servicing rights.

     The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the dates of the Consolidated Balance Sheets and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates and assumptions.

NOTE 2. STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash includes currency and coin, cash items in process of collection and due from banks.

     The following summarizes supplemental cash flow data for the years ended December 31:



                                                                       1999         1998         1997
                                                                   -----------   ----------   ----------
                                                                             ($ IN THOUSANDS)
    Interest paid ..............................................    $105,347      $95,039      $68,078
    Income taxes paid ..........................................      19,521       14,828       10,573
    Significant non-cash transactions are summarized as follows:
      Purchase accounting acquisitions .........................       4,773       99,235       79,768
      Conversion of preferred stock into common stock ..........          --           --          943
      Loans transferred to other real estate owned .............       1,261          454          554

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATIONS


MERGERS ACCOUNTED FOR AS PURCHASES

     For the following business combinations which were accounted for as purchases, the consolidated financial statements include the results of their operations only from their respective dates of acquisition.

     On July 18, 1997, the Company acquired Lowcountry Savings Bank, Inc. ("Lowcountry"), a South Carolina-chartered savings bank headquartered in Mt. Pleasant, South Carolina. The Lowcountry transaction was accounted for as a purchase and resulted in the payment of approximately $13 million for the outstanding shares of Lowcountry common stock. Of this amount, approximately $4.8 million was paid in cash, and approximately $8.2 million was paid in the form of 508,415 shares of the Company's Common Stock. In connection with the acquisition of Lowcountry, a core deposit premium of approximately $600,000 was recorded. The excess of the purchase price over the fair market value of the net identifiable assets acquired, which included the core deposit premium, of approximately $7.2 million has been recorded as goodwill. At June 30, 1997, Lowcountry operated through five locations in the Charleston area and had approximately $80 million in assets, $73 million in loans and $64 million in deposits.

     On November 21, 1997, the Company acquired First Southeast Financial Corporation ("First Southeast"), the holding company for First Federal Savings and Loan Association of Anderson based in Anderson, South Carolina. The First Southeast transaction was accounted for under the purchase method of accounting. Under the terms of the agreement, the Company acquired all the outstanding common shares of First Southeast in exchange for 3,497,400 shares of the Company's Common Stock, valued at approximately $70 million (as of the closing date of the acquisition). In connection with the acquisition of First Southeast, a core deposit premium of appxoximately $700,000 was recorded. The excess of the purchase price over the fair market value of the net identifiable assets acquired, which included the core deposit premium of approximately $34.6 million has been recorded as goodwill. At September 30, 1997, First Southeast had total assets of approximately $350 million, loans of $275 million and deposits of $285 million with 13 branches located in Anderson, Abbeville, Greenwood and Greenville counties.

     On June 1, 1998, the Company acquired Resource Processing Group, Inc., a credit card origination and servicing company headquartered in Columbia, South Carolina. In connection with such acquisition, RPGI became a wholly-owned subsidiary of the Company. The RPGI transaction was accounted for as a purchase and resulted in the issuance of 398,610 shares of the Company's Common Stock for the outstanding shares of RPGI common stock. At December 31, 1999, RPGI was inactive and was not servicing credit card receivables due to the sale of the Company's credit card portfolio on April 30, 1999.

     On September 29, 1998, Carolina First Bank acquired First National Bank of Pickens County ("First National"), a national bank headquartered in Easley, South Carolina. The First National transaction was accounted for as a purchase and resulted in the issuance of 2,817,350 shares of the Company's Common Stock in exchange for all the outstanding common shares of First National. This transaction was valued at approximately $60 million (as of the closing date of the acquisition). The excess of the purchase price over the fair market value of the net identifiable assets acquired of approximately $45 million has been recorded as goodwill and core deposit premium. First National operated through four locations and had total assets, loans, deposits and shareholders' equity of approximately $121 million, $62 million, $95 million and $16 million, respectively.

     On September 30, 1998, the Company acquired Poinsett Financial Corporation ("Poinsett"), the thrift holding company for Poinsett Bank, a Federal savings bank headquartered in Travelers Rest, South Carolina. Poinsett Bank changed its name to Carolina First Bank, F.S.B. and operates as a wholly-owned subsidiary of the Company. In connection with such acquisition, 753,530 shares of the Company's Common Stock valued at approximately $16 million (as of the closing date of the acquisition) were exchanged for all outstanding shares of Poinsett common stock. This transaction was accounted for using the purchase method of accounting. The excess of the

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATIONS -- (Continued)

purchase price over the fair market value of the net identifiable assets acquired of approximately $12 million has been recorded as goodwill and core deposit premium. Poinsett Bank operated through three locations with total assets, loans, deposits and shareholders' equity of approximately $89 million, $67 million, $82 million and $5 million, respectively.

     On October 19, 1998, the Company acquired all the outstanding common shares of Colonial Bank of South Carolina, Inc. ("Colonial"), a state-chartered banking corporation headquartered in Camden, South Carolina, in exchange for 651,455 shares of the Company's Common Stock. This transaction was accounted for using the purchase method of accounting and was valued at approximately $14 million (as of the closing date of the acquisition). The excess of the purchase price over the fair market value of the net identifiable assets acquired of approximately $10 million has been recorded as goodwill and core deposit premium. Colonial Bank operated through three locations and had total assets, loans, deposits and shareholders' equity of approximately $61 million, $51 million, $43 million and $5 million, respectively.


MERGERS ACCOUNTED FOR AS POOLINGS-OF-INTERESTS

     On April 23, 1999, the Company acquired all the outstanding shares of Citizens First National Bank ("Citizens"), a national bank headquartered in Crescent City, Florida in exchange for 505,851 shares of the Company's common stock and a cash payment of approximately $49,000 to a dissenting shareholder. At March 31, 1999, Citizens had total assets, loans and deposits of approximately $59 million, $37 million and $53 million, respectively. The transaction has been accounted for as a pooling-of-interests combination; however, due to the immateriality of the transaction in relation to the Company's consolidated financial position and operating results, prior period financial statements have not been restated.

     On July 1, 1999, the Company issued 3,086,478 shares of common stock in exchange for all the outstanding common stock of Citrus Bank, a Florida state-chartered bank headquartered in Orlando, Florida. As of June 30, 1999, Citrus bank had total assets, loans and deposits of approximately $285 million, $196 million and $264 million, respectively. This transaction has been accounted for as a pooling-of-interest combination and, accordingly, the Company's consolidated financial statements for all prior periods have been restated to include the accounts and results of operations of Citrus Bank, except for cash dividends declared per common share.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATIONS -- (Continued)

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.



                          SIX MONTHS ENDED
                           JUNE 30, 1999     YEARS ENDED DECEMBER 31
                         -----------------   -----------------------
                            (UNAUDITED)        1998         1997
($ IN THOUSANDS)                            ----------   ----------
Net interest income:
 The Company .........        $53,044         $78,007      $55,060
 Citrus Bank .........          6,386           8,424        5,063
                              -------         -------      -------
 Combined ............        $59,430         $86,431      $60,123
                              =======         =======      =======
Noninterest income:
 The Company .........        $30,137         $22,531      $19,615
 Citrus Bank .........          1,115           1,858          785
                              -------         -------      -------
 Combined ............        $31,252         $24,389      $20,400
                              =======         =======      =======
Net income:
 The Company .........        $12,640         $22,443      $14,340
 Citrus Bank .........          1,635           2,002         (300)
                              -------         -------      -------
 Combined ............        $14,275         $24,445      $14,040
                              =======         =======      =======

     In connection with the mergers completed in 1999 and 1998, the Company incurred merger-related costs, substantially all of which had been paid as of December 31, 1999, as follows ($ in thousands):


 Severance payments and contracts ....................................    $1,018
 System conversion costs and write-off of obsolete equipment .........     1,358
 Professional fees ...................................................     1,948
 Legal fees ..........................................................       309
 Other ...............................................................       871
                                                                          ------
 Total ...............................................................    $5,504
                                                                          ======

SALES OF BRANCH OFFICES

     On April 6, 1997, the Company completed the sale of five branches located in Barnwell, Blackville, Salley, Springfield and Williston, South Carolina to The Bank of Barnwell County, a wholly-owned subsidiary of Community Capital Corporation ("Community Capital"), headquartered in Greenwood, South Carolina. In connection with this transaction, Carolina First Bank recorded a gain of $2,250,000, sold loans of approximately $15 million and transferred deposits of approximately $55 million.

     On June 12, 1998, Carolina First Bank completed the sale of three branches located in Belton, Calhoun Falls and Honea Path, South Carolina to two bank subsidiaries of Community Capital. All three branches were former locations of First Federal, which was acquired by the Company in November 1997. The deposit premium received of approximately $2.7 million was used to reduce intangible asset balances (recorded in connection with the First Southeast acquisition), and accordingly no gain was recorded. In connection with this sale, Carolina First Bank sold loans of approximately $2 million and transferred deposits of approximately $44 million.

     On September 13 and 14, 1999, Carolina First Bank completed the sale of three branch offices located in Abbeville, Hardeeville and Ridgeland, South Carolina. On October 18, 1999, Carolina First Bank completed the sale of a branch office in Johnston, South Carolina. In connection with the sale of these branches, the Company

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATIONS -- (Continued)

recorded a gain of approximately $2.5 million, sold loans of approximately $13.1 million and transferred deposits of approximately $54.4 million.

     In December 1999, Carolina First Bank, F.S.B. applied to the Office of Thrift Supervision ("OTS") to sell its two branch offices to Carolina First Bank in a purchase and assumption transaction. Upon completion of the sale, the two branch offices would function as branches of Carolina First Bank and the name of Carolina First Bank, F.S.B. would be changed to Bank CaroLine, F.S.B. ("Bank CaroLine"). Bank CaroLine would operate as an internet-only bank offering its products and services only over the internet and telephone.

NOTE 4. RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 1999 and 1998 were approximately $16,082,000 and $19,005,000, respectively.

NOTE 5. SECURITIES

     The aggregate amortized cost and fair value of securities at December 31 were as follows:



                                                                                           1999
                                                                     ------------------------------------------------
                                                                                          GROSS
                                                                                        UNREALIZED
                                                                      AMORTIZED   ----------------------      FAIR
                                                                        COST        GAINS       LOSSES        VALUE
                                                                     ----------   ---------   ----------   ----------
                                                                                     ($ IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. treasury securities .........................................    $ 12,980     $    --     $    96      $ 12,884
Obligations of U.S. government agencies and corporations .........     486,705          14       9,075       477,644
Other securities .................................................     101,588      45,730       4,738       142,580
                                                                      --------     -------     -------      --------
                                                                      $601,273     $45,744     $13,909      $633,108
                                                                      ========     =======     =======      ========
SECURITIES HELD FOR INVESTMENT
Obligations of U.S. government agencies and corporations .........    $  1,484     $    --     $     4      $  1,480
Obligations of states and political subdivisions .................      61,909         143         614        61,438
Other securities .................................................         402          --          --           402
                                                                      --------     -------     -------      --------
                                                                      $ 63,795     $   143     $   618      $ 63,320
                                                                      ========     =======     =======      ========


                                                                                          1998
                                                                     -----------------------------------------------
                                                                                         GROSS
                                                                                       UNREALIZED
                                                                      AMORTIZED   --------------------       FAIR
                                                                        COST        GAINS      LOSSES       VALUE
                                                                     ----------   ---------   --------   -----------
                                                                                    ($ IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. treasury securities .........................................    $  8,412     $   --       $  3      $  8,409
Obligations of U.S. government agencies and corporations .........     352,700        719          8       353,411
Other securities .................................................      42,767      1,429        879        43,317
                                                                      --------     ------       ----      --------
                                                                      $403,879     $2,148       $890      $405,137
                                                                      ========     ======       ====      ========
SECURITIES HELD FOR INVESTMENT
Obligations of U.S. government agencies and corporations .........    $  2,730     $   18       $ --      $  2,748
Obligations of states and political subdivisions .................      49,047        845         --        49,892
Other securities .................................................         300         --         --           300
                                                                      --------     ------       ----      --------
                                                                      $ 52,077     $  863       $ --      $ 52,940
                                                                      ========     ======       ====      ========

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SECURITIES -- (Continued)

     The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fair value of securities was determined using quoted market prices.



                                                             1999
                                                   -----------------------
                                                    AMORTIZED      FAIR
                                                      COST         VALUE
                                                   ----------   ----------
                                                      ($ IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
Due in one year or less ........................    $ 18,774     $ 18,341
Due after one year through five years ..........     117,233      114,233
Due after five years through ten years .........     207,729      200,958
Due after ten years ............................     224,742      222,897
No contractual maturity ........................      32,795       76,679
                                                    --------     --------
                                                    $601,273     $633,108
                                                    ========     ========
SECURITIES HELD FOR INVESTMENT
Due in one year or less ........................    $ 10,240     $ 10,243
Due after one year through five years ..........      31,530       31,421
Due after five years through ten years .........      18,935       18,583
Due after ten years ............................       2,790        2,773
No contractual maturity ........................         300          300
                                                    --------     --------
                                                    $ 63,795     $ 63,320
                                                    ========     ========

     Gross realized gains and losses on sales of securities for the years ended December 31 were:



                                             1999       1998        1997
                                           --------   --------   ---------
                                                  ($ IN THOUSANDS)
Gross realized gains ...................    $ 473      $ 654      $3,286
Gross realized losses ..................      (74)       (74)       (275)
                                            -----      -----      ------
Net gain on sale of securities .........    $ 399      $ 580      $3,011
                                            =====      =====      ======

     The change in the unrealized gain on securities available for sale, net of tax (as recorded in shareholders' equity) for the year ended December 31, 1999 was an increase of $19.4 million. This increase is largely attributable to recording the Company's investment in Net.B@nk common stock at market value beginning July 31, 1999. Securities with an approximate book value of $414 million and $249 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes. Estimated market values of securities pledged were $408 million and $250 million at December 31, 1999 and 1998, respectively.

     Carolina First Bank and Carolina First Bank, F.S.B., as members of the Federal Home Loan Bank ("FHLB") of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 1999 and 1998, Carolina First Bank and Carolina First Bank, F.S.B. owned a total of $21.7 million and $7.6 million in FHLB stock, respectively.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EQUITY INVESTMENTS

     At December 31, 1999, the Company (through its subsidiary Blue Ridge) owned 2,528,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant"). The investment in Affinity's common stock, which was included in securities available for sale with a basis of approximately $160,000, was recorded at its market value of approximately $1.7 million. The Company's shares in Affinity, and the shares issuable upon the exercise of the Affinity Warrant, are "restricted" securities as that term is defined in federal securities laws. The Affinity Warrant was not reported on the Company's balance sheet as of December 31, 1999.

     At December 31, 1999, the Company owned 2,415,000 shares of Net.B@nk common stock, or approximately 8.4% of the outstanding shares. Net.B@nk owns and operates Net.B@nk, F.S.B., a FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. Under the terms of the Office of Thrift Supervision's regulatory ruling with respect to Net.B@nk in 1997, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000. Effective July 31, 1999, or one year prior to the termination of the restriction, the Company began recording its investment in Net.B@nk at market value. As of December 31, 1999, the Company's investment in Net.B@nk, which is included in securities available for sale, had a pre-tax market value of approximately $44.7 million. In prior periods, these shares were recorded at the Company's book basis, which was approximately $671,000 as of December 31, 1999. The Company's shares of Net.B@nk common stock are "restricted" securities, as that term is defined in federal securities laws.

     The Company has made equity investments in fourteen community banks in the Southeast. In each case, the Company owns less than 5% of the community bank's outstanding common stock. As of December 31, 1999, equity investments in community banks, included in securities available for sale, with a book basis of approximately $10.8 million were recorded at present market value of approximately $9.1 million.

     On September 30, 1997, the Company's subsidiary, CF Investment Company, became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company is a wholly-owned subsidiary of Blue Ridge. In 1997, the Company capitalized CF Investment Company with a contribution of $3.0 million. As of December 31, 1999 CF Investment Company has invested approximately $2.7 million in companies specializing in electronic document management, Internet development and Internet Service Provider.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans outstanding by category at December 31:



                                                                  1999            1998
                                                             -------------   -------------
                                                                   ($ IN THOUSANDS)
Real estate -- mortgage ..................................    $  569,031      $  431,209
Real estate -- construction ..............................       126,791          89,383
Commercial and industrial ................................       407,228         344,335
Commercial and industrial secured by real estate .........       950,369         756,276
Consumer .................................................       312,274         198,413
Credit cards .............................................         8,243          65,266
Lease financing receivables ..............................        15,500          40,450
                                                              ----------      ----------
Loans held for investment ................................     2,389,436       1,925,332
Loans held for sale ......................................        45,316         112,918
                                                              ----------      ----------
Gross loans ..............................................     2,434,752       2,038,250
Less unearned income .....................................         5,527           8,064
Less allowance for loan losses ...........................        23,832          20,266
                                                              ----------      ----------
Net loans ................................................    $2,405,393      $2,009,920
                                                              ==========      ==========
Included in the above:
Nonaccrual loans .........................................    $    8,464      $      870

     Interest income recognized on nonaccrual loans during 1999, 1998 and 1997 was approximately $709,000, $78,000 and $34,000, respectively.

     The following tables summarize impaired loan information as of December 31:



                                1999       1998
                              --------   -------
                               ($ IN THOUSANDS)
Impaired loans ............    $8,213     $870
Related allowance .........     3,298      664


                                         1999       1998       1997
                                       --------   --------   -------
                                             ($ IN THOUSANDS)
Recognized interest income .........     $680        $78       $34
Foregone interest ..................      192         92        77

     The average recorded investment in impaired loans at December 31, 1999 and 1998 was $3,007,000 and $795,000, respectively. There were no restructured loans included in loans at December 31, 1999. At December 31, 1998, loans included $1,283,000 in restructured loans.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. LOANS AND ALLOWANCE FOR LOAN LOSSES -- (Continued)

     Changes in the allowance for loan losses were:



                                                          1999         1998         1997
                                                       ----------   ----------   ----------
                                                                 ($ IN THOUSANDS)
Balance at beginning of year .......................    $ 20,266     $ 17,369     $ 12,039
Purchase accounting acquisitions ...................         408        1,822        3,550
Valuation allowance for loans purchased ............          --           --          658
Allowance adjustment for credit card sale ..........      (2,977)          --           --
Provision for loan losses ..........................      15,846       12,724       12,108
Recoveries on loans previously charged off .........       1,466        1,127        1,190
Charge-offs:
 Credit cards ......................................      (1,683)      (4,309)      (5,325)
 Other .............................................      (9,494)      (8,467)      (6,851)
                                                        --------     --------     --------
Balance at end of year .............................    $ 23,832     $ 20,266     $ 17,369
                                                        ========     ========     ========

     Directors, executive officers and associates of such persons were customers of and had transactions with the Company in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate dollar amount of these loans was approximately $22,660,000 and $14,378,000 at December 31, 1999 and 1998, respectively. During
1999, new loans of approximately $10,640,000 were made, and payments totaled approximately $2,358,000.


NOTE 8. PREMISES AND EQUIPMENT

     Premises and equipment at December 31 are summarized as follows:



                                                              1999         1998
                                                           ----------   ----------
                                                              ($ IN THOUSANDS)
Land ...................................................    $10,777      $10,778
Buildings ..............................................     18,493       24,777
Furniture, fixtures and equipment ......................     35,222       31,279
Leasehold improvements .................................      8,067        7,911
Construction in progress ...............................      9,124        2,176
                                                            -------      -------
                                                             81,683       76,921
Less accumulated depreciation and amortization .........     23,932       22,291
                                                            -------      -------
                                                            $57,751      $54,630
                                                            =======      =======

     Depreciation and amortization charged to operations totaled $5,135,000, $4,431,000 and $3,301,000 in 1999, 1998 and 1997, respectively.

     At December 31, 1999, there were no land and buildings pledged as collateral for long-term debt.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, at December 31 are summarized as follows:



                                     1999          1998
                                 -----------   -----------
                                     ($ IN THOUSANDS)
Goodwill .....................    $105,026      $116,349
Core deposit premium .........       8,405        10,557
Credit card premium ..........          --         3,509
                                  --------      --------
                                  $113,431      $130,415
                                  ========      ========

NOTE 10. MORTGAGE OPERATIONS

     A summary of capitalized Mortgage Servicing Rights ("MSRs"), which are included in other assets, follows:



                                                1999         1998
                                             ----------   ----------
                                                ($ IN THOUSANDS)
Balance at beginning of year .............    $ 25,151     $ 19,831
MSRs purchased during the year ...........       6,284        9,248
MSRs capitalized during the year .........         325        1,863
MSRs amortized during the year ...........      (5,992)      (5,791)
MSRs sold during the year ................        (882)          --
                                              --------     --------
Balance at end of year ...................    $ 24,886     $ 25,151
                                              ========     ========

     The aggregate fair value of capitalized MSRs at December 31, 1999 and 1998 was aproximately $27.2 million and $25.6 million, respectively. No valuation allowance for capitalized MSRs was required during the years ended December 31, 1999 and 1998.


NOTE 11. DEPOSITS

     Deposits at December 31 are summarized as follows:



                                                     1999            1998
                                                -------------   -------------
                                                      ($ IN THOUSANDS)
Noninterest-bearing demand deposits .........    $  331,865      $  332,531
Interest-bearing demand deposits ............       479,251         493,991
Money market accounts .......................       318,028         255,305
Savings accounts ............................        91,629          95,311
Time deposits ...............................     1,294,221       1,157,045
                                                 ----------      ----------
                                                 $2,514,994      $2,334,183
                                                 ==========      ==========

     Maturities of time deposits at December 31 are as follows ($ in thousands):


  2000 ...............    $1,043,126
  2001 ...............       224,445
  2002 ...............        12,639
  2003 ...............         8,540
  2004 ...............         5,430
  Thereafter .........            41
                          ----------
                          $1,294,221
                          ==========

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DEPOSITS -- (Continued)

     Time deposits in excess of $100,000 totaled $419 million and $334 million at December 31, 1999 and 1998, respectively.


NOTE 12. INCOME TAXES

     Income tax expense for the years ended December 31 consisted of the following:



                                    1999         1998           1997
                                 ----------   ----------   -------------
                                            ($ IN THOUSANDS)
CURRENTLY PAYABLE
Federal ......................    $ 18,405     $14,072       $ 9,852
State ........................       1,006         926           761
                                  --------     -------       --------
                                    19,411      14,998        10,613
                                  --------     -------       --------
DEFERRED
Federal ......................      (6,158)       (556)       (2,713)
State ........................          59         (45)           (4)
                                  --------     -------       ----------
                                    (6,099)       (601)       (2,717)
                                  --------     -------       ---------
  Total income taxes .........    $ 13,312     $14,397       $ 7,896
                                  ========     =======       =========

     Income taxes are different than tax expense computed by applying the statutory federal income tax rate of 35% for 1999, 1998 and 1997 to income before income taxes. The reasons for these differences are as follows:



                                                                      1999         1998         1997
                                                                   ----------   ----------   ---------
                                                                            ($ IN THOUSANDS)
Tax expense at statutory rate ..................................    $ 14,162     $13,595      $7,678
Differences resulting from:
 Nondeductible goodwill amortization ...........................       3,201         889          41
 Low-income housing tax credit .................................        (100)        (97)        (97)
 Change in valuation allowance for deferred tax assets .........       1,006         (99)         56
 State tax, net of federal benefit .............................        (314)        711         329
 Nontaxable interest ...........................................      (1,244)       (503)       (445)
 Nontaxable gain on qualified appreciated stock ................      (4,162)         --          --
 Nondeductible acquisition cost ................................         474          --          --
 Other, net ....................................................         289         (99)        334
                                                                    --------     -------      ------
                                                                    $ 13,312     $14,397      $7,896
                                                                    ========     =======      ======

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. INCOME TAXES -- (Continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are presented below:



                                                                                                1999          1998
                                                                                            ------------   ---------
                                                                                                ($ IN THOUSANDS)
DEFERRED TAX ASSETS
Loan loss allowance deferred for tax purposes ...........................................     $  9,408      $ 7,494
Excess basis of intangible assets for financial reporting purposes over tax basis .......        1,930        2,180
Net operating loss carryforwards ........................................................        1,259          554
Charitable contribution carryforward ....................................................        2,923           --
Compensation expense deferred for tax reporting purposes ................................        1,039        1,343
Other ...................................................................................          718          290
                                                                                              --------      -------
                                                                                                17,277       11,861
   Less valuation allowance .............................................................        1,203          197
                                                                                              --------      -------
                                                                                                16,074       11,664
                                                                                              --------      -------
DEFERRED TAX LIABILITIES
Net loan fees/costs deferred for tax purposes ...........................................           --        1,316
Tax depreciation in excess of book depreciation .........................................        4,152        3,677
Unrealized gain on securities available for sale ........................................       11,450          424
Tax bad debt reserve recapture adjustment ...............................................          591          952
Excess carrying value of assets acquired for financial reporting purposes over tax basis         3,023        4,021
Compensation ............................................................................          351           --
Other ...................................................................................          317          708
                                                                                              --------      -------
                                                                                                19,884       11,098
                                                                                              --------      -------
   Net deferred tax assets (liabilities) ................................................     $ (3,810)     $   566
                                                                                              ========      =======

     A portion of the change in net deferred tax assets (liabilities) relates to unrealized gains on securities available for sale. The related current period deferred tax expense (benefit) of $11,026,000 and $(2,019,000) for 1999 and 1998, respectively, has been recorded directly to shareholders' equity. Purchase acquisitions also decreased (increased) the net deferred tax liability by $551,000 and $(2,510,000) during 1999 and 1998, respectively. The balance of the change in net deferred tax liabilities results from the current period deferred tax benefit of $6,099,000 and $601,000 in 1999 and 1998, respectively.


     The valuation allowance against the potential total deferred tax assets as of December 31, 1999 and 1998 relates to deductible temporary differences for state tax purposes. It is management's conclusion that the realization of the net deferred tax asset recorded is more likely than not. This conclusion is based upon taxable income in carryback years and conservative projections of taxable income in future years.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. BORROWED FUNDS

     Short-term borrowings and their related weighted average interest rates at December 31 were:



                                            1999                       1998
                                  ------------------------   ------------------------
                                     AMOUNT        RATE         AMOUNT        RATE
                                  -----------   ----------   -----------   ----------
                                                   ($ IN THOUSANDS)
Repurchase agreements .........    $137,618         4.78%     $154,065         4.22%
FHLB advances .................     235,990         5.01           920         5.82
Other .........................         317         7.08           838         7.79
                                   --------         ----      --------         ----
                                   $373,925         4.93%     $155,823         4.25%
                                   ========         ====      ========         ====

     Repurchase agreements represent short-term borrowings by Carolina First Bank with maturities ranging from 1 to 182 days collateralized by securities of the United States government or its agencies which are held by third-party safekeepers. FHLB advances represent borrowings from the FHLB of Atlanta by Carolina First Bank pursuant to lines of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences and mortgage-backed securities. These advances have an initial maturity of one year or less with interest payable monthly. Other short-term borrowings represent the current portion of long-term debt.

     The maximum short-term borrowings outstanding at any month end were:



                                                                  1999          1998
                                                              -----------   -----------
                                                                  ($ IN THOUSANDS)
Federal funds purchased and repurchase agreements .........    $152,622      $154,065
FHLB advances .............................................     235,990           920
Commercial paper and other short-term borrowings ..........         326        22,036
Aggregate short-term borrowings ...........................     373,925       155,823

     Average short-term borrowings during 1999, 1998 and 1997 were $185 million, $122 million and $169 million, respectively. The average interest rate on short-term borrowings during 1999, 1998 and 1997 were 4.90%, 5.32% and 5.61%, respectively.

     Interest expense on short-term borrowings for the years ended December 31 related to the following:



                                                                 1999        1998        1997
                                                              ---------   ---------   ---------
                                                                      ($ IN THOUSANDS)
Federal funds purchased and repurchase agreements .........    $6,174      $6,149      $4,859
FHLB advances .............................................     2,851          23       3,355
Other short-term borrowings ...............................        24         316       1,274
                                                               ------      ------      ------
                                                               $9,049      $6,488      $9,488
                                                               ======      ======      ======

NOTE 14. UNUSED LINES OF CREDIT

     At December 31, 1999, the Subsidiary Banks had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $75 million. These lines of credit are available on a one-to-ten day basis for general corporate purposes of the Subsidiary Banks. All of the lenders have reserved the right to withdraw these lines at their option. At December 31, 1999, the Subsidiary Banks had an unused line of credit with the FHLB of Atlanta totaling $40 million.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:



                                                                                         1999         1998
                                                                                      ----------   ----------
                                                                                         ($ IN THOUSANDS)
9.00% Subordinated Notes; due September 1, 2005; interest payable quarterly;
  redeemable at the option of the Company at any time on or after September 1,
  2000 ............................................................................    $ 25,747     $25,618
Note payable; interest at 11.25% (adjusting to 12.50% in 2000) due December 31,
  2012, with current annual payments of approximately $125,000.....................       1,012       1,028
Employee stock ownership plan note payable to Centura Bank; due July 23, 2002;
  interest at Centura Bank's prime rate less 1.25% with monthly principal payments
  of $25,000.......................................................................       1,975       2,275
FHLB advances; fixed interest rates ranging from 5.41% to 6.27% due from May 28,
  2002 to December 14, 2009; interest payable quarterly ...........................     189,420      34,160
                                                                                       --------     -------
                                                                                       $218,154     $63,081
                                                                                       ========     =======

     Required annual principal payments for the five years subsequent to December 31, 2000 are as follows ($ in thousands):


 2001 ...............    $  1,399
 2002 ...............       7,618
 2003 ...............       2,445
 2004 ...............      50,028
 2005 ...............      25,778
 Thereafter .........     130,886
                         --------
                         $218,154
                         ========

NOTE 16. COMMITMENTS AND CONTINGENCIES

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by the Company and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Company's consolidated financial position or results of operations.

     On November 4, 1996, a derivative shareholder action was filed in Greenville County Court of Common Pleas against the Company, a majority of the Company's and Carolina First Bank's directors and certain executive and other officers. The named plaintiffs are the Company by and through certain minority shareholders. The Company filed a motion to dismiss with respect to all claims in this complaint, which was granted in December 1997. Plaintiffs have appealed the grant of the motion to dismiss. Plaintiffs allege as causes of action the following: conversion of corporate opportunity; fraud and constructive fraud; and negligent management. The factual basis upon which these claims are made generally involves the payment to Company officers and other individuals of a bonus in stock held by the Company in Affinity (as a reward for their efforts in connection with the Company's procurement of stock in Affinity), statements to former shareholders of Midlands National Bank in connection with the Company's acquisition of that bank, and alleged mismanagement by certain executive officers involving financial matters. The complaint seeks damages for the benefit of the Company aggregating $41 million and rescission of the Affinity bonus.

     In an action brought by the same attorneys who brought the above-mentioned derivative action, on December 31, 1996, certain individuals filed a class action lawsuit against the Company, Carolina First Bank, and a number of

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. COMMITMENTS AND CONTINGENCIES -- (Continued)

officers and directors of the Company and Carolina First Bank. In connection with the judge's granting the motion to dismiss in the above-referenced derivative action, the plaintiffs' attorneys withdrew this lawsuit, without prejudice.

     On May 6, 1999, plaintiff Kimberly C. McFall filed a gender discrimination lawsuit against the Company in the United States District Court for the District of South Carolina. The plaintiff's complaint seeks actual and punitive damages in unspecified amounts. The plaintiff was an employee of The Poinsett Bank, F.S.B., a subsidiary of Poinsett Financial Corporation. Poinsett Financial Corporation merged with the Company on September 30, 1998. Following the merger, the plaintiff worked for Carolina First Bank until October 12, 1998. The plaintiff alleges she was on an equal organizational level within The Poinsett Bank, F.S.B. as two males who received more pay and benefits (including change of control benefits) than she received. She further alleges that after she complained about the discrimination, the Company refused to provide her with a job commensurate with her credentials and experience following the merger. The plaintiff claims she was constructively discharged.

     This lawsuit has been vigorously contested. Depositions have been stayed pending mediation, and discovery has been extended to April 3, 2000. If insurers contribute to any damages or settlement in accordance with their employment practices liability policies, the Company's exposure should be limited to approximately $100,000. The extent of insurance coverage is currently unresolved, and the outcome can not be predicted.


NOTE 17. LEASE COMMITMENTS

     Minimum rental payments under noncancelable operating leases at December 31, 1999 are as follows ($ in thousands):


 2000 ...............    $  8,294
 2001 ...............       8,992
 2002 ...............       8,216
 2003 ...............       6,895
 2004 ...............       6,225
 Thereafter .........     110,213
                         --------
                         $148,835
                         ========

     Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $4,738,000, $2,733,000 and $2,439,000 in 1999, 1998 and 1997, respectively. The leases typically provide that the lessee pay property taxes, insurance and maintenance cost.


NOTE 18. CAPITAL STOCK

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

     During the fourth quarter of 1998 and first quarter of 1999, the Company repurchased 434,874 shares of common stock for reissue in connection with the acquisition of First National.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. CAPITAL STOCK -- (Continued)

     In January and February 2000, the Company announced the authorization to repurchase up to 1,000,000 shares of its common stock in connection with its proposed merger with Anchor Financial Corporation.

     The Company has a Dividend Reinvestment Plan which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.


NOTE 19. PER SHARE INFORMATION

     The following is a summary of the earnings per share calculation for the years ended December 31:



                                                                   1999              1998              1997
                                                             ---------------   ---------------   ---------------
                                                                     ($ IN THOUSANDS, EXCEPT SHARE DATA)
BASIC
Net income (numerator) ...................................    $     27,151      $     24,445      $     14,040
                                                              ============      ============      ============
Average common shares outstanding (denominator) ..........      25,248,900        21,284,266        14,046,599
                                                              ============      ============      ============
Per share amount .........................................    $       1.08      $       1.15      $       1.00
                                                              ============      ============      ============
DILUTED
Net income (numerator) ...................................    $     27,151      $     24,445      $     14,040
                                                              ============      ============      ============
Average common shares outstanding ........................      25,248,900        21,284,266        14,046,599
Convertible preferred stock assumed converted ............              --                --             4,174
Dilutive common stock options and warrants ...............         348,673           400,466           181,870
                                                              ------------      ------------      ------------
Average diluted shares outstanding (denominator) .........      25,597,573        21,684,732        14,232,643
                                                              ============      ============      ============
Per share amount .........................................    $       1.06      $       1.13      $       0.99
                                                              ============      ============      ============

     The following options were outstanding for the years ended December 31 but were excluded from the calculation of diluted EPS because the exercise price was greater than the average market price of the common shares:



              1999                              1998                            1997
--------------------------------- --------------------------------- ----------------------------
   NUMBER          RANGE OF          NUMBER          RANGE OF          NUMBER       RANGE OF
 OF SHARES     EXERCISE PRICES     OF SHARES     EXERCISE PRICES     OF SHARES  EXERCISE PRICES
----------- --------------------- ----------- --------------------- ----------- ----------------
  276,100   $23.13 to $24.84        77,917    $24.79 to $24.84        90,667        $  21.56
  284,235   $26.25 to $26.94        75,133    $28.03 to $29.06        49,417           24.79
   75,133   $28.03 to $29.06        49,417         $31.26             49,417           28.03
   49,417        $31.26                                               49,417           31.26

NOTE 20. RESTRICTION OF DIVIDENDS

     The ability of the Company to pay cash dividends over the long term is dependent upon receiving cash in the form of dividends from its subsidiaries.

     South Carolina's banking regulations restrict the amount of dividends that Carolina First Bank can pay. All dividends paid from Carolina First Bank are payable only from the net income of the current year.

     Florida banking statutes limit the amount of dividends that Citrus Bank can pay without prior approval of Citrus Bank's regulatory agency. The portion of retained earnings of Citrus Bank which may be paid as dividends without prior approval totaled approximately $4,195,000 at December 31, 1999, subject to the minimum capital requirements (see Note 21).

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. RESTRICTION OF DIVIDENDS -- (Continued)

     The Office of Thrift Supervision restricts the amount of dividends that Carolina First Bank, F.S.B. can pay to the Company. These restrictions require Carolina First Bank, F.S.B. to obtain prior approval of the Office of Thrift Supervision and not pay dividends in excess of current earnings.


NOTE 21. REGULATORY CAPITAL REQUIREMENTS

     The Company and the Subsidiary Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Subsidiary Banks met all capital adequacy requirements.

     As of the most recent regulatory examination, the Subsidiary Banks were deemed well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Subsidiary Banks must maintain minimum total risk-based, Tier 1 based and Tier 1 leverage ratios as set forth in the table. Management is not aware of the existence of any conditions or events occuring since that examination to December 31, 1999 which would affect the well capitalized classification.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. REGULATORY CAPITAL REQUIREMENTS -- (Continued)

     Following are the required and actual capital amounts and ratios for the Company and the Subsidiary Banks as of December 31, 1999 and 1998:

                                                                                                        TO BE WELL
                                                                            FOR CAPITAL              CAPITALIZED UNDER
                                                                              ADEQUACY               PROMPT CORRECTIVE
                                                   ACTUAL                    PURPOSES:              ACTION PROVISIONS:
                                         --------------------------- -------------------------- ---------------------------
DECEMBER 31,                                  1999          1998          1999         1998          1999          1998
---------------------------------------- ------------- ------------- ------------- ------------ ------------- -------------
                                                                          ($ IN THOUSANDS)
THE COMPANY
Tier 1 capital .........................   $ 275,776     $ 232,162     $ 110,313    $  87,973        n/a           n/a
Total risk-based capital ...............     325,355       279,201       220,628      175,946        n/a           n/a
Tier 1 capital ratio ...................       10.00%        10.56%         4.00%        4.00%       n/a           n/a
Total risk-based capital ratio .........       11.80         12.69          8.00         8.00        n/a           n/a
Leverage ratio .........................        7.98          8.21          4.00         4.00        n/a           n/a
CAROLINA FIRST BANK
Tier 1 capital .........................   $ 218,758     $ 189,688     $  92,434    $  77,131     $ 138,652     $ 115,696
Total risk-based capital ...............     237,460       204,287       184,869      154,262       231,088       192,827
Tier 1 capital ratio ...................        9.47%         9.84%         4.00%        4.00%         6.00%         6.00%
Total risk-based capital ratio .........       10.28         10.59          8.00         8.00         10.00         10.00
Leverage ratio .........................        8.33          7.64          4.00         4.00          5.00          5.00
CITRUS BANK
Tier 1 capital .........................   $  29,047     $  17,605     $  13,046    $   7,465     $  19,570     $  11,197
Total risk-based capital ...............      32,671        19,943        26,093       14,930        32,616        18,662
Tier 1 capital ratio ...................        8.91%         9.43%         4.00%        4.00%         6.00%         6.00%
Total risk-based capital ratio .........       10.02         10.69          8.00         8.00         10.00         10.00
Leverage ratio .........................        7.95          7.73          4.00         4.00          5.00          5.00
CAROLINA FIRST BANK, F.S.B.
Tier 1 capital .........................   $   9,157     $   6,737     $   3,282    $   2,186     $   4,923     $   3,279
Total risk-based capital ...............       9,829         7,420         6,563        4,372         8,204         5,465
Tier 1 capital ratio ...................       11.16%        12.33%         4.00%        4.00%         6.00%         6.00%
Total risk-based capital ratio .........       11.98         13.58          8.00         8.00         10.00         10.00
Leverage ratio .........................        6.10          7.16          4.00         4.00          5.00          5.00

NOTE 22. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     In the normal course of business, to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, standby letters of credit, repurchase agreements and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

     The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK -- (Continued)

each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.

     Loan commitments and letters of credit at December 31, 1999 include the following ($ in thousands):


 Loan commitments ......................    $490,224
 Standby letters of credit .............      23,605
 Unused credit card lines ..............      13,000
 Documentary letters of credit .........      11,785

     At December 31, 1999, the Company had executed simultaneous repurchase/reverse repurchase transactions with customers with total principal amounts of approximately $100 million which are not reflected in the accompanying balance sheets.

     The total portfolios of loans serviced or sub-serviced for non-affiliated parties at December 31, 1999 and 1998 were $1,864 million and $1,688 million, respectively.

     Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into off-balance-sheet interest rate contracts involves not only interest rate risk but also the risk of counterparties' failure to fulfill their legal obligations. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. The notional principal amount of interest rate swaps was $21 million and $22 million at December 31, 1999 and 1998, respectively. These interest rate contracts are being used to hedge approximately $22 million in fixed rate loans in South Carolina.


NOTE 23. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1999, 1998 and 1997, lease payments aggregating approximately $36,000, $37,000 and $27,000, respectively, were made to affiliates of directors or companies in which certain directors have an interest.

     The Company's subsidiary, CF Investment Company, invests in companies that have a bank-related technology or service the Company or its subsidiaries can use. During the years ended December 31, 1999 and 1998, the Company's subsidiaries purchased services aggregating approximately $1,884,000 and $1,578,000, respectively, from companies in which CF Investment Company owned an equity interest.

     These lease payments and service fees were made in the ordinary course of business and were on terms comparable to those which would have been obtained between unrelated parties.


NOTE 24. STOCK COMPENSATION PLANS

     The Company has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, the Company may grant Common Stock to its employees for up to 500,000 shares. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. At December 31, 1999, there were 25,111 shares (adjusted for stock dividends and split) of restricted stock outstanding. Deferred compensation representing the fair market value of the stock at the date of grant is being amortized over a five-year vesting period, with $408,000 charged to expense in 1999, $188,000 in 1998 and $426,000 in 1997.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. STOCK COMPENSATION PLANS -- (Continued)

     The Company has a Stock Option Plan, a Directors' Stock Option Plan and options acquired from acquisitions (collectively referred to as stock-based option plans). Under the Stock Option Plan, the Company may grant options to its employees for up to 1,500,000 shares of Common Stock. The exercise price of each option either equals or exceeds the fair market value of the Company's Common Stock on the date of grant. During 1998, the Company amended its Director's Stock Option plan. Under the amended plan, the Company may grant options to its non-employee directors for up to 500,000 shares of Common Stock. The exercise price of each directors' option equals the fair market value of the Company's Common Stock on the date of grant.

     The Company applies APB Opinion 25 in accounting for the stock-based option plans which are described in the preceding paragraph. Accordingly, no compensation expense has been recognized for the stock-based option plans. Had compensation cost been recognized for the stock-based option plans applying the fair-value-based method as prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:



                                 1999           1998           1997
                             ------------   ------------   ------------
                                ($ IN THOUSANDS, EXCEPT SHARE DATA)
NET INCOME
As reported ..............     $ 27,151       $ 24,445       $ 14,040
Pro forma ................       26,264         23,333         13,868
BASIC EARNINGS PER SHARE
As reported ..............     $   1.08       $   1.15       $   1.00
Pro forma ................         1.04           1.10           0.99
DILUTED EARNINGS PER SHARE
As reported ..............     $   1.06       $   1.13       $   0.99
Pro forma ................         1.03           1.08           0.97

     The effects of applying SFAS 123 may not be representative of the effects on reported net income in future years.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. STOCK COMPENSATION PLANS -- (Continued)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.50% for 1999 and 1998 and 3.25% for 1997; expected volatility of 38% for all years; risk-free interest rate of 5.72%, 5.08% and 6.06% for 1999, 1998 and 1997, respectively; and expected lives of 5 years for 1999 and 7.5 years for 1998 and 1997.

     The following is a summary of the activity under the stock-based option plans for the years 1999, 1998 and 1997. The information has been adjusted for the six-for-five stock split.



                                                    1999                          1998                         1997
                                         ---------------------------   --------------------------   --------------------------
                                                           WEIGHTED                     WEIGHTED                     WEIGHTED
                                                           AVERAGE                      AVERAGE                      AVERAGE
                                                           EXERCISE                     EXERCISE                     EXERCISE
                                             SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                                         -------------   -----------   ------------   -----------   ------------   -----------
Outstanding, January 1 ...............     1,348,514      $  17.30        900,093      $  14.83        430,061      $  10.46
Granted:
 Price = Fair Value ..................       571,535         21.61        431,181         23.48        237,057         17.99
 Price > Fair Value ..................            --            --             --            --        148,251         28.03
 Price < Fair Value (from purchase
   acquisitions) .....................            --            --        115,137          6.52        185,639          6.93
Cancelled ............................       (30,668)        21.93        (22,964)        21.27        (19,493)        12.59
Exercised ............................       (44,611)         4.95        (74,933)         5.42        (81,422)         7.51
                                           ---------      --------        -------      --------        -------      --------
Outstanding, December 31 .............     1,844,770      $  18.86      1,348,514      $  17.30        900,093      $  14.83
                                           =========      ========      =========      ========        =======      ========
Exercisable, December 31 .............       824,657      $  15.09        701,232      $  12.68        424,259      $   8.63
                                           =========      ========      =========      ========        =======      ========
Weighted-average fair value of options
 granted during the year .............                    $   7.23                     $   8.87                     $   6.43
                                                          ========                     ========                     ========

     The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 1999:



                                                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                      -----------------------------------------   --------------------------
                                                        WEIGHTED-
                                          NUMBER         AVERAGE      WEIGHTED-       NUMBER       WEIGHTED-
                                        OF OPTION       REMAINING      AVERAGE      OF OPTION       AVERAGE
                                          SHARES       CONTRACTUAL    EXERCISE        SHARES       EXERCISE
RANGE OF EXERCISE PRICES LOW/HIGH      OUTSTANDING        LIFE          PRICE      EXERCISABLE       PRICE
-----------------------------------   -------------   ------------   ----------   -------------   ----------
$ 3.55 /$ 8.00.....................       274,607     6.0 yrs.        $  6.81        274,607       $  6.81
$ 9.55 /$15.69.....................       302,339     6.3               13.86        220,182         13.39
$15.73 /$20.50.....................       240,500     8.7               17.84         52,620         16.65
$20.563/$21.75.....................       224,739     8.3               21.41        123,411         21.52
        $22.34.....................       351,235     9.6               22.34             --            --
$23.125/$24.79.....................       247,600     8.6               24.36         63,095         24.45
$24.84 /$31.26.....................       203,750     8.5               28.18         90,742         28.12
                                          -------                                    -------
                                        1,844,770     8.0 yrs.        $ 18.86        824,657       $ 15.09
                                        =========                                    =======

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25. EMPLOYEE BENEFITS

     The Company maintains the Carolina First Salary Reduction Plan and Trust for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to six percent of compensation subject to certain adjustments and limitations. Contributions of $1,895,000, $1,109,000 and $895,000 were charged to operations in 1999, 1998 and 1997, respectively.

     The Company maintains the Carolina First Employee Stock Ownership Plan ("ESOP") for all eligible employees. Contributions are at the discretion of, and determined annually by the Board of Directors, and may not exceed the maximum amount deductible under the applicable section of the Internal Revenue Code. For the years ended December 31, 1999, 1998 and 1997, contributions of $1,014,000, $667,000 and $346,000, respectively, were charged to operations.

     The ESOP has a loan used to acquire shares of stock of the Company. Such stock is pledged as collateral for the loan. In accordance with the requirements of the American Institute of Certified Public Accountants Statements of Position 76-3 and 93-6, the Company presents the outstanding loan amount as other borrowed money and as a reduction of shareholders' equity in the accompanying consolidated balance sheets (Note 15). Company contributions to the ESOP are the primary source of funds used to service the debt.


NOTE 26. NONINTEREST EXPENSES

     The significant components of other noninterest expenses for the years ended December 31 are presented below:

                                                 1999        1998        1997
                                              ---------   ---------   ---------
                                                      ($ IN THOUSANDS)
Telephone .................................    $ 3,173     $ 1,824     $ 1,412
Stationery, supplies and printing .........      2,030       1,620       1,445
Mail and courier services .................      1,896       1,508       1,432
Advertising ...............................      1,861         794       1,669
Imaging system costs ......................      1,684         461          --
Professional fees .........................      1,385         942         866
Year 2000 expenses ........................        976         250          --
Other outside service fees ................      3,481       2,133         962
Other .....................................     13,632      10,580      11,117
                                               -------     -------     -------
                                               $30,118     $20,112     $18,903
                                               =======     =======     =======

     Other real estate owned and other losses in 1997 included a $2.6 million loss incurred by Citrus Bank prior to the merger. The loss related to the return by another bank of checks comprising earlier deposits into a Citrus Bank customer account. Management continues to pursue recovery of Citrus Bank's loss. Recoveries of $500,000 and $440,000 in 1999 and 1998, respectively, were included in noninterest income.


NOTE 27. BUSINESS SEGMENTS

     For the year ended December 31, 1999, the Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Carolina First Corporation has five wholly-owned subsidiaries which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Three of these subsidiaries qualify as separately reportable operating segments: Carolina First Bank, CF Mortgage and Citrus Bank. Carolina First Bank and CF Mortgage offer products and services primarily to customers in South Carolina and the surrounding areas. Citrus Bank offers products and services primarily to customers in northern and central Florida. Revenues for Carolina First Bank and Citrus Bank are derived primarily

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27. BUSINESS SEGMENTS -- (Continued)

from interest and fees on loans, interest on investment securities and service charges on deposits, while CF Mortgage's revenue is from mortgage banking income.

     The following table summarizes certain financial information concerning the Company's reportable operating segments for the years ended December 31:


                                             CAROLINA FIRST     CF        CITRUS                     ELIMINATING
                                                  BANK       MORTGAGE      BANK          OTHER         ENTRIES        TOTAL
                                            --------------- ---------- ------------ -------------- -------------- -------------
                                                                             ($ IN THOUSANDS)
                1999
INCOME STATEMENT DATA
 Total revenue ............................   $  224,029      $6,799     $ 29,223      $25,602       $   (8,399)   $  277,254
 Net interest income ......................      101,094          --       16,241        4,409               --       121,744
 Provision for loan losses ................       14,652          --          955          239               --        15,846
 Noninterest income .......................       31,107       6,799        2,426       13,342           (5,288)       48,386
   Mortgage banking income (loss) .........       (3,190)      6,652          206           20               --         3,688
 Noninterest expenses .....................       76,336       5,612       13,775       23,386           (5,288)      113,821
   Amortization ...........................        5,532          --           --        1,217               --         6,749
 Net income ...............................       25,392         769        2,493       (1,503)              --        27,151
BALANCE SHEET DATA
 Total assets .............................   $2,944,653      $5,547     $365,197      $671,983      $ (425,492)   $3,561,888
   Loans-net of unearned income ...........    2,001,594          --      305,627      122,004               --     2,429,225
   Allowance for loan losses ..............       18,702          --        3,624        1,506               --        23,832
   Intangibles ............................       97,170          --           13       16,248               --       113,431
 Deposits .................................    2,048,105          --      332,951      142,384           (8,446)    2,514,994
                1998
INCOME STATEMENT DATA
 Total revenue ............................   $  188,577      $8,811     $ 18,042      $12,473       $   (6,454)   $  221,449
 Net interest income ......................       86,940          --       10,019        2,196               --        99,155
 Provision for loan losses ................        7,684          --        1,595        3,445               --        12,724
 Noninterest income .......................       12,885       8,811        1,858        5,370           (4,535)       24,389
   Mortgage banking income (loss) .........       (4,148)      8,692          273             (9)            --         4,808
 Noninterest expenses .....................       56,918       4,762        7,134        7,699           (4,535)       71,978
   Amortization ...........................        3,726          --           --          742               --         4,468
 Net income ...............................       21,916       2,606        2,002       (2,079)              --        24,445
BALANCE SHEET DATA
 Total assets .............................   $2,590,737      $6,867     $227,358      $518,616      $ (390,286)   $2,953,292
   Loans-net of unearned income ...........    1,783,494          --      171,048       75,644               --     2,030,186
   Allowance for loan losses ..............       14,599          --        2,757        2,910               --        20,266
   Intangibles ............................      106,873          --           13       23,529               --       130,415
 Deposits .................................    2,067,990          --      208,947       77,496          (20,250)    2,334,183
                1997
INCOME STATEMENT DATA
 Total revenue ............................   $  146,248      $5,919     $  9,316      $ 6,787       $   (3,633)   $  164,637
 Net interest income ......................       66,593         (16)       5,525          129               --        72,231
 Provision for loan losses ................        9,300          --          462        2,346               --        12,108
 Noninterest income .......................       14,171       5,919          785        1,753           (2,228)       20,400
   Mortgage banking income (loss) .........       (2,286)      5,919           23           --               --         3,656
 Noninterest expenses .....................       47,320       3,674        6,344        3,477           (2,228)       58,587
   Amortization ...........................        1,753          --           --         (212)              --         1,541
 Net income ...............................       15,444       1,434         (300)      (2,538)              --        14,040
BALANCE SHEET DATA
 Total assets .............................   $2,127,797      $4,562     $145,823      $283,038      $ (259,051)   $2,302,169
   Loans-net of unearned income ...........    1,589,510          --       94,140       12,905               --     1,696,555
   Allowance for loan losses ..............       15,062          --        1,158        1,149               --        17,369
   Intangibles ............................       55,989          --           --        2,239               --        58,228
 Deposits .................................    1,767,307          --      132,085           --          (20,765)    1,878,627

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28. PARENT COMPANY FINANCIAL INFORMATION

     The following is condensed financial information of Carolina First Corporation (Parent Company only):


                            CONDENSED BALANCE SHEETS


                                                         DECEMBER 31,
                                                   ------------------------
                                                       1999         1998
                                                   -----------   ----------
                                                       ($ IN THOUSANDS)
ASSETS
Cash and due from banks ........................    $  6,005      $ 11,126
Investment in subsidiaries:
  Bank subsidiaries ............................     358,353       337,973
  Nonbank subsidiaries .........................      22,185        20,240
                                                    --------      --------
Total investment in subsidiaries ...............     380,538       358,213
Receivable from subsidiaries ...................      16,521        14,652
Premises and equipment, net ....................          --            50
Other investments ..............................      40,238         5,106
Other assets ...................................      11,193         4,514
                                                    --------      --------
                                                    $454,545      $393,661
                                                    ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities .........    $ 16,706      $  3,481
Borrowed funds .................................      28,022        28,193
Shareholders' equity ...........................     409,817       361,987
                                                    --------      --------
                                                    $454,545      $393,661
                                                    ========      ========

                         CONDENSED STATEMENTS OF INCOME


                                                                     YEARS ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                  1999         1998         1997
                                                               ----------   ----------   ----------
                                                                         ($ IN THOUSANDS)
INCOME
Equity in undistributed net income of subsidiaries .........    $10,309      $17,743      $11,154
Interest income from subsidiaries ..........................      1,468        1,808        1,407
Dividend income from subsidiaries ..........................     14,750        8,250        4,885
Gain on disposition of equity investments ..................     13,780           --           --
Sundry .....................................................      2,663        1,196        1,755
                                                                -------      -------      -------
                                                                 42,970       28,997       19,201
                                                                -------      -------      -------
EXPENSES
Interest on borrowed funds .................................      2,546        2,579        3,744
Deferred compensation ......................................        408          188          426
Shareholder communications .................................        555          443          288
Merger-related costs .......................................      1,533           --           --
Charitable contribution to foundation ......................     11,890           --           --
Sundry .....................................................      3,136        2,627        1,810
                                                                -------      -------      -------
                                                                 20,068        5,837        6,268
                                                                -------      -------      -------
Income before taxes ........................................     22,902       23,160       12,933
Income tax benefits ........................................      4,249        1,285        1,107
                                                                -------      -------      -------
Net income .................................................    $27,151      $24,445      $14,040
                                                                =======      =======      =======

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28. PARENT COMPANY FINANCIAL INFORMATION -- (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                             1999           1998           1997
                                                                         ------------   ------------   ------------
                                                                                      ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income ...........................................................    $  27,151      $  24,445      $  14,040
Adjustments to reconcile net income to net cash provided by operations
 Equity in undistributed net income of subsidiaries ..................      (10,309)       (17,743)       (11,154)
 Charitable contribution to foundation ...............................       11,890             --             --
 Gain on disposition of equity investments ...........................      (13,780)            --             --
 Depreciation ........................................................           13             33             20
 Other liabilities, net ..............................................          192           (121)         1,007
 Other assets, net ...................................................       (6,271)          (150)          (283)
                                                                          ---------      ---------      ---------
Net cash provided by operating activities ............................        8,886          6,464          3,630
                                                                          ---------      ---------      ---------
INVESTING ACTIVITIES
Increase (decrease) in cash realized from
 Investment in bank subsidiaries .....................................       (8,000)        (5,000)            --
 Investment in nonbank subsidiaries ..................................          (11)            --         (2,820)
 Loans to subsidiaries, net ..........................................       (1,869)        (1,805)         1,545
 Proceeds from disposition of equity investments .....................        2,173             --             --
 Other investments ...................................................       (2,856)        (2,801)        (3,449)
 Fixed assets, net ...................................................           37            120            (54)
                                                                          ---------      ---------      ---------
Net cash used for investing activities ...............................      (10,526)        (9,486)        (4,778)
                                                                          ---------      ---------      ---------
FINANCING ACTIVITIES
Increase (decrease) in cash realized from
 Borrowings, net .....................................................         (171)       (27,425)         9,515
 Issuance of long-term debt ..........................................           --             --          2,700
 Cash dividends paid .................................................       (8,583)        (5,860)        (2,688)
 Issuance of common stock ............................................           --         38,375             --
 Repurchase of common stock ..........................................         (856)        (9,824)            --
 Other ...............................................................        6,129          2,598          1,918
                                                                          ---------      ---------      ---------
Net cash (used for) provided by financing activities .................       (3,481)        (2,136)        11,445
                                                                          ---------      ---------      ---------
Net change in cash and due from banks ................................       (5,121)        (5,158)        10,297
Cash and due from banks at beginning of year .........................       11,126         16,284          5,987
                                                                          ---------      ---------      ---------
Cash and due from banks at end of year ...............................    $   6,005      $  11,126      $  16,284
                                                                          =========      =========      =========

NOTE 29. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practicable to estimate the fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's Common Stock, premises and equipment, accrued interest receivable and payable and other assets and liabilities.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 29. FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)

     Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing bank balances, federal funds sold and resale agreements, federal funds purchased and repurchase agreements and other short-term borrowings.

     Fair value for variable rate loans that reprice frequently is based on the carrying value. Fair value for mortgage loans, consumer loans and all other loans (primarily commercial and industrial loans) with fixed rates of interest is based on the discounted present value of the estimated future cash flows less the allowance for loan losses. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

     The carrying amount for loan commitments and letters of credit, which are off-balance-sheet financial instruments, approximates the fair value since the obligations are typically based on current market rates.

     Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

     Fair value for long-term debt is based on discounted cash flows using the Company's current incremental borrowing rate. Investment securities are valued using quoted market prices.

     The Company has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.

     The estimated fair values of the Company's financial instruments at December 31 were as follows:



                                                                          1999                            1998
                                                              -----------------------------   -----------------------------
                                                                 CARRYING          FAIR          CARRYING          FAIR
                                                                  AMOUNT          VALUE           AMOUNT          VALUE
                                                              -------------   -------------   -------------   -------------
                                                                                    ($ IN THOUSANDS)
FINANCIAL ASSETS
Cash and due from banks ...................................    $  102,986      $  102,986      $  116,239      $  116,239
Interest-bearing bank balances ............................        28,820          28,820          54,988          54,988
Federal funds sold and resale agreements ..................           925             925          28,041          28,041
Trading securities ........................................         4,668           4,668           3,543           3,543
Securities available for sale .............................       633,108         633,108         405,137         405,137
Securities held for investment ............................        63,795          63,320          52,077          52,940
Net loans .................................................     2,405,393       2,393,720       2,009,920       2,047,827
FINANCIAL LIABILITIES
Deposits ..................................................    $2,514,994      $2,513,984      $2,334,183      $2,369,629
Federal funds purchased and repurchase agreements .........       137,618         137,618         154,065         154,065
Short-term borrowings .....................................       236,307         236,307           1,758           1,758
Long-term debt ............................................       218,154         217,204          63,081          62,934

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 29. FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)

     The estimated fair values for the Company's off-balance-sheet derivative financial instruments at December 31 were as follows:



                                          1999                    1998
                                   -------------------   ----------------------
                                    NOTIONAL     FAIR     NOTIONAL      FAIR
                                     AMOUNT     VALUE      AMOUNT       VALUE
                                   ---------   -------   ---------   ----------
                                                 ($ IN THOUSANDS)
   Interest Rate Swaps .........    $21,160     $431      $22,249      $ (703)
                                    =======     ====      =======      ======

NOTE 30. PROPOSED MERGER

     In January 2000, the Company signed a definitive agreement to merge with Anchor Financial Corporation ("Anchor"), headquartered in Myrtle Beach, South Carolina. The resulting holding company will be called The South Financial Group. At December 31, 1999, Anchor operated through 33 locations in North and South Carolina and had total assets of approximately $1.2 billion. The transaction will be accounted for as a pooling-of-interests and the Company will issue, to Anchor shareholders, shares of the Company's Common Stock valued at the time of the agreement at approximately $300 million. The merger, which is subject to regulatory and shareholder approval, is expected to close in the second quarter of 2000.

                  CAROLINA FIRST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.


ITEM 11. EXECUTIVE COMPENSATION

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(1) Financial Statements
      See Item 8 for reference.

 (a)(2) Financial Statement Schedules


      Financial statement schedules normally required on Form 10-K are omitted since they are not applicable or because the required information is included in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

 (a)(3) Listing of Exhibits

 2.1-- Reorganization Agreement By and Among Carolina First Corporation,
       Carolina First Bank, Anchor Financial Corporation, and The Anchor Bank. Incorporated by reference to Carolina First Corporation's Current Report on Form 8-K dated January 13, 2000.

 3.1-- Articles of Incorporation: Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, Commission File No.
       57389

 3.2-- Amended and Restated Bylaws of Carolina First Corporation, as amended and restated as of December 18, 1996: Incorporated by reference to
       Exhibit 3.1 of Carolina First Corporation's Current Report on Form 8-K dated December 18, 1996, Commission File No. 0-15083.

 4.1-- Specimen CFC Common Stock certificate: Incorporated by reference to
       Exhibit 4.1 of Carolina First Corporation's Registration Statement on Form S-1, Commission File No. 33-7470.

 4.2-- Articles of Incorporation: Included as Exhibit 3.1.

 4.2-- Bylaws: Included as Exhibit 3.2.

 4.3-- Carolina First Corporation Amended and Restated Common Stock Dividend
       Reinvestment Plan: Incorporated by reference to the Prospectus in Carolina First Corporation's Registration Statement on Form S-3, Commission File No. 333-06975.

 4.6-- Amended and Restated Shareholder Rights Agreement: Incorporated by reference to Exhibit 4.1 of Carolina First Corporation's Current Report on Form 8-K dated December 18, 1996, Commission File No. 0-15083.

 4.7-- Form of Indenture between Carolina First Corporation and First
       American Trust Company, N.A., as Trustee: Incorporated by reference to
       Exhibit 4.11 of the Company's Registration Statement on Form S-3, Commission File No. 22-58879.

10.1--Carolina First Corporation Amended and Restated Restricted Stock Plan:
      Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-82668/82670.

10.2--Carolina First Corporation Employee Stock Ownership Plan: Incorporated by reference to Exhibit of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 0-15083.

10.3--Carolina First Corporation Amended and Restated Stock Option Plan:
      Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-80822.

10.4--Carolina First Corporation Salary Reduction Plan: Incorporated by reference to Exhibit 28.1 of Carolina First Corporation's Registration Statement on Form S-8, Commission File No. 33-25424.

10.5 -- Amended and Restated Noncompetition, Severance and Employment Agreement dated as of May 21, 1999, by and between Carolina First Corporation and Mack I. Whittle, Jr.: Incorporated by reference to
        Exhibit 10.1 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 0-15083.

10.6 -- Amended and Restated Noncompetition, Severance and Employment
        Agreement dated May 21, 1999, by and between Carolina First Corporation and William S. Hummers III: Incorporated by reference to Exhibit 10.2 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 0-15083.

10.7 -- Amended and Restated Noncompetition and Severance Agreement dated February 21, 1996, between Carolina First Corporation and James W. Terry, Jr.: Incorporated by reference to Exhibit 10.7 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083.

10.8 -- Amended and Restated Noncompetition, Severance and Employment Agreement dated as of October 5, 1999, by and between Carolina First Corporation and John DuBose. Incorporated by reference to Exhibit 10.3 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 0-15053.

10.9 -- Amended and Restated Noncompetition, Severance and Employment
        Agreement dated as of November 2, 1998, by and between Carolina First Corporation and Michael W. Sperry. Incorporated by reference to Exhibit
        10.4 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 0-15053.

10.10--Employment Agreement dated as of October 7, 1998, by and among William J. Moore, Carolina First Bank and Carolina First Corporation.

10.11--Short-Term Performance Plan: Incorporated by reference to Exhibit 10.3 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083.

10.12--Carolina First Corporation Long-Term Management Performance Plan:
       Incorporated by reference to Exhibit 10.11 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 0-15083.

10.13--Carolina First Corporation Employee Stock Purchase Plan: Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33-79668.

10.14--Carolina First Corporation Directors Stock Option Plan: Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission File No. 33- 82668/82670.

10.15--Warrant to Purchase Common Stock of Affinity Financial Group, Inc.
       and Amendment No. 1 with respect to Warrant to Purchase Common Stock of Affinity Financial Group, Inc. Incorporated by reference to Exhibit
       10.16 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083.

10.16--Letter Agreement between Carolina First Corporation and the Board of
       Governors of the Federal Reserve Board regarding warrant to purchase shares of Affinity Technology Group, Inc. common stock. Incorporated by reference to Exhibit 10.1 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 0-15083.

10.17--Office of Thrift Supervision Modification of Approval of Holding
       Company Acquisition and Purchase of Assets and Assumption of Liabilities dated July 25, 1997 between Net.B@nk, Inc. and the Office of Thrift Supervision Regarding Restrictions on Net.B@nk, Inc. Stock. Incorporated by reference to Exhibit 10.2 of Carolina First Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, Commission File No. 0-15053.

10.18--Office of Thrift Supervision Letter granting Carolina First
       Corporation permission to reduce its Net.B@nk, Inc. stock holdings. Incorporated by reference to Exhibit 10.19 of Carolina First Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-15053.

10.19--Carolina First Corporation Amended and Restated Fortune 50 Plan:
       Incorporated by reference to the Prospectus in Carolina First Corporation's Registration Statement on Form S-8, Commission File No. 333-31948.

11.1-- Computation of Per Share Earnings.

12.1-- Ratio of Earnings to Fixed Charges.

13.1-- 1999 Annual Report to Shareholders.

21.1-- Subsidiaries of the Registrant.

23.1-- Consent of KPMG LLP.

27.1-- Financial Data Schedule included in the electronically filed document as required

     COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO WILLIAM S. HUMMERS III, EXECUTIVE VICE PRESIDENT OF CAROLINA FIRST CORPORATION

(b)   Current Reports on Form 8-K
       None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

CAROLINA FIRST CORPORATION



                        SIGNATURE                                        TITLE                       DATE
--------------------------------------------------------   --------------------------------   ------------------
/s/MACK I. WHITTLE, JR.                                    President, Chief                   February 16, 2000
-------------------------------                            Executive Officer and Director
MACK I. WHITTLE, JR.

/s/WILLIAM S. HUMMERS III                                  Executive Vice President and       February 16, 2000
-------------------------------                            Secretary
WILLIAM S. HUMMERS III                                     (Principal Accounting and
                                                           Principal Financial Officer)


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES ON THE DATES INDICATED:


                         SIGNATURE                              TITLE            DATE
----------------------------------------------------------   ----------   ------------------

/s/WILLIAM R. TIMMONS, JR.                                    Chairman      February 16, 2000
-------------------------------
WILLIAM R. TIMMONS, JR.

/s/MACK I. WHITTLE, JR.                                       Director      February 16, 2000
-------------------------------
MACK I. WHITTLE, JR.

/s/WILLIAM S. HUMMERS III                                     Director      February 16, 2000
-------------------------------
WILLIAM S. HUMMERS III

/s/JUDD B. FARR                                               Director      February 16, 2000
-------------------------------
JUDD B. FARR

/s/C. CLAYMON GRIMES, JR.                                     Director      February 16, 2000
-------------------------------
C. CLAYMON GRIMES, JR.

/s/M. DEXTER HAGY                                             Director      February 16, 2000
-------------------------------
M. DEXTER HAGY

                                                              Director      February 16,  2000
-------------------------------
VERNON E. MERCHANT, JR.

/s/H. EARLE RUSSELL, JR.                                      Director      February 16, 2000
-------------------------------
H. EARLE RUSSELL, JR.

/s/CHARLES B. SCHOOLER                                        Director      February 16, 2000
-------------------------------
CHARLES B. SCHOOLER

                    SIGNATURE                          TITLE            DATE
-------------------------------------------------   ----------   ------------------
/s/ELIZABETH P. STALL                             Director      February 16, 2000
-------------------------------
ELIZABETH P. STALL

/s/EUGENE E. STONE IV                             Director      February 16, 2000
-------------------------------
EUGENE E. STONE IV

/s/SAMUEL H. VICKERS                              Director      February 16, 2000
-------------------------------
SAMUEL H. VICKERS

/s/DAVID C. WAKEFIELD                             Director      February 16, 2000
-------------------------------
DAVID C. WAKEFIELD

                                INDEX TO EXHIBITS




   EXHIBIT
   NUMBER      DESCRIPTION
------------   ----------------------------------------------------------------------
  10.10        Employment Agreement dated as of October 7, 1998, by and among
               William J. Moore, Carolina First Bank and Carolina First Corporation.

  11.1         Computation of Earnings Per Share

  12.1         Ratio of Earnings to Fixed Charges

  13.1         1999 Annual Report to Shareholders

  21.1         Subsidiaries of the Registrant

  23.1         Consent of KPMG LLP

  27.1 Financial Data Schedule included in the electronically filed document as required.