Form 10-Q
period 2000-03-31
SOUTH FINANCIAL GROUP INC
filed 2000-05-15
CIK 797871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO________


Commission file number 0-15083
                       -------


                         THE SOUTH FINANCIAL GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                    57-0824914
        --------------                                    ----------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

102 South Main Street, Greenville, South Carolina                    29601
-------------------------------------------------                    -----
(Address of principal executive offices)                           (ZIP Code)

Registrant's telephone number, including area code (864) 255-7900
                                                   --------------

Carolina First Corporation
--------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ----

The number of outstanding shares of the issuer's $1.00 par value common stock as of May 10, 2000 was 25,396,172.

CONSOLIDATED BALANCE SHEETS
The South Financial Group and Subsidiaries
($ in thousands, except share data) (Unaudited)

                                                                     March 31,            December 31,
                                                             ------------------------     -----------
ASSETS                                                          2000          1999           1999
------                                                       ----------    ----------     -----------
Cash and due from banks..................................     $ 107,118     $ 141,848       $ 102,986
Interest-bearing bank balances...........................        15,637        28,558          28,820
Federal funds sold and resale agreements.................           547        54,674             925
Securities
  Trading................................................         3,097         2,134           4,668
   Available for sale....................................       608,458       328,003         633,108
   Held for investment (market value $61,371, $50,980 and
   $63,320, respectively)................................        61,940        50,310          63,795
                                                            -----------    ----------     -----------
     Total securities....................................       673,495       380,447         701,571
                                                            -----------    ----------     -----------
Loans
 Loans held for sale.....................................        38,727        84,820          45,316
 Loans held for investment...............................     2,500,748     2,002,704       2,389,436
      Less unearned income...............................        (4,230)       (8,005)         (5,527)
      Less allowance for loan losses.....................       (25,616)      (21,580)        (23,832)
                                                            -----------   -----------     -----------
        Net loans........................................     2,509,629     2,057,939       2,405,393
                                                            -----------   -----------     -----------
Premises and equipment, net..............................        67,773        54,613          57,751
Accrued interest receivable..............................        23,505        18,683          21,651
Intangible ssets.........................................       111,869       128,773         113,431
Other assets.............................................       118,737        80,504         129,360
                                                            -----------   -----------     -----------
                                                            $ 3,628,310   $ 2,946,039     $ 3,561,888
                                                            ===========   ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
  Noninterest-bearing....................................  $   340,894    $  309,255$         331,865
  Interest-bearing.......................................    2,266,724      2,013,057       2,183,129
                                                            -----------   -----------     -----------
    Total deposits.......................................    2,607,618      2,322,312       2,514,994
Borrowed funds...........................................      555,022        194,310         566,332
Subordinated notes.......................................       25,779         25,650          25,747
Accrued interest payable.................................       20,551         14,594          18,307
Other liabilities........................................       24,038         21,926          26,691
                                                            -----------   -----------     -----------
    Total liabilities....................................    3,233,008      2,578,792       3,152,071
                                                            -----------   -----------     -----------
Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding none...........................          --             --              --
  Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding  25,344,581, 24,765,256
    and 25,723,444 shares, respectively...................      25,345         24,765          25,723
Surplus...................................................     302,917        300,824         308,765
Retained earnings.........................................      62,653         43,164          58,625
Guarantee of employee stock ownership plan debt and
    nonvested restricted stock............................      (4,173)        (2,746)         (3,532)
Accumulated other comprehensive income, net of tax........       8,560          1,240          20,236
                                                            -----------   -----------     -----------
    Total shareholders' equity............................     395,302        367,247         409,817
                                                            -----------   -----------     -----------
                                                           $ 3,628,310   $  2,946,039    $  3,561,888
                                                            ===========   ===========     ===========

CONSOLIDATED STATEMENTS OF INCOME
The South Financial Group and Subsidiaries
($ in thousands, except share data) (Unaudited)

                                                  Three Months Ended
                                                        March 31,
                                               ------------------------
                                                   2000         1999
                                               ------------------------
INTEREST INCOME
  Interest and fees on loans...............     $   55,941  $    47,234
  Interest and dividends on securities.....         10,468        5,815
  Interest on short-term investments.......            352          942
                                               -----------  -----------
    Total interest income..................         66,761       53,991
                                               -----------  -----------

INTEREST EXPENSE
  Interest on deposits......................        26,464       22,248
  Interest on borrowed funds................         8,792        2,767
                                               -----------  -----------
    Total interest expense..................        35,256       25,015
                                               -----------  -----------
    Net interest income.....................        31,505       28,976

PROVISION FOR LOAN LOSSES...................         3,395        4,207
                                               -----------  -----------
    Net interest income after
      provision for loan losses.............        28,110       24,769
                                               -----------  -----------
NONINTEREST INCOME
  Service charges on deposit accounts.......         3,158        2,431
  Mortgage banking income...................         1,112          914
  Fees for investment services..............           510          506
  Loan securitization income................            --          597
  Gain on sale of securities................            71          163
  Gain on disposition of equity investments.         2,278       15,471
  Other.....................................         2,614        1,608
                                               -----------  -----------
    Total noninterest income................         9,743       21,690
                                               -----------  -----------
NONINTEREST EXPENSES
  Personel expense...........................       13,700       12,405
  Occupancy..................................        2,834        1,812
  Furniture and equipment....................        1,994        1,494
  Amortization of intangibles................        1,549        1,918
  Charitable contribution to foundation......           --       11,890
  Other......................................        8,117        6,785
                                               -----------  -----------
    Total noninterest expenses...............       28,194       36,304
                                               -----------  -----------
    Income before income taxes...............        9,659       10,155
Income taxes.................................        3,091        3,120
                                               -----------  -----------
    Net income ..............................  $     6,568  $     7,035
                                               ===========  ===========

NET INCOME PER COMMON SHARE:
    Basic...................................   $      0.26  $      0.29
    Diluted.................................          0.26         0.28
AVERAGE COMMON SHARES OUTSTANDING:
    Basic....................................   25,412,082   24,623,715
    Diluted..................................   25,598,243   25,115,545

CASH DIVIDENDS DECLARED PER COMMON SHARE.....  $      0.10  $      0.09

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
The South Financial Group and Subsidiaries
($ in thousands, except share data) (Unaudited)


                                                                                                               Retained
                                                        Shares of                                              Earnings
                                                          Common         Preferred    Common                      and
                                                           Stock            Stock      Stock       Surplus       Other*
                                                       -------------------------------------------------------------------

Balance, December 31, 1998 ...........................    24,785,621        $  --     $ 24,785    $ 301,215    $  35,150

  Net income .........................................           --            --           --           --        7,035

  Other comprehensive income, net of tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during
          period, net of taxes of $379 ...............            --           --           --           --           --
       Less:  reclassification adjustment for gains
          included in net income, net of taxes of $153            --           --           --           --           --

     Other comprehensive income ......................            --           --           --           --           --

  Comprehensive income ...............................            --           --           --           --           --

  Cash dividends declared ($0  09 per common share) ..            --           --           --           --       (1,982)
  Common stock issued pursuant to:
    Repurchase of stock ..............................       (40,000)          --          (40)        (816)          --
    Dividend reinvestment plan .......................        16,554           --           17          335           --
    Employee stock purchase plan .....................         2,991           --            3           60           --
    Exercise of stock options and stock warrants .....            90           --           --            2           --
  Miscellaneous ......................................            --           --           --           28          215
                                                         -----------------------------------------------------------------
BALANCE, MARCH 31, 1999 ..............................    24,765,256        $  --     $ 24,765    $ 300,824    $  40,418
                                                         =================================================================


BALANCE, DECEMBER 31, 1999 ...........................    25,723,444        $  --     $ 25,723    $ 308,765    $  55,093

  Net income .........................................            --           --           --           --        6,568

  Other comprehensive loss, net of tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during
          period, net of taxes of $5,320 .............            --           --           --           --          --
       Less:  reclassification adjustment for gains
          included in net income, net of taxes of $731            --           --           --           --          --

    Other comprehensive income loss ..................            --           --           --           --          --

  Comprehensive loss .................................            --           --           --           --          --


  Cash dividends declared ($0  10 per common share) ..            --           --           --           --      (2,540)
  Common stock issued pursuant to:
    Repurchase of stock ..............................      (524,600)          --         (524)      (7,784)         --
    Dividend reinvestment plan .......................        28,816           --           29          422          --
    Employee stock purchase plan .....................         4,238           --            4           61          --
    Restricted stock plan ............................        89,792           --           90        1,269        (726)
    Exercise of stock options and stock warrants .....        22,891           --           23          184          --
  Miscellaneous ......................................            --           --           --           --          85
                                                         -----------------------------------------------------------------
BALANCE, MARCH 31, 2000 ..............................    25,344,581         $ --     $ 25,345    $ 302,917    $ 58,480
                                                         =================================================================


                                                               Accumulated
                                                                  Other
                                                               Comprehensive
                                                                  Income      Total
                                                              ------------------------

Balance, December 31, 1998 ...........................          $    836    $ 361,986

  Net income .........................................                --        7,035

  Other comprehensive income, net of tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during
          period, net of taxes of $379 ...............               716           --
       Less:  reclassification adjustment for gains
          included in net income, net of taxes of $153              (312)          --
                                                                --------
     Other comprehensive income ......................               404          404
                                                                --------    ---------
  Comprehensive income ...............................                          7,439
                                                                            ---------
  Cash dividends declared ($0  09 per common share) ..                --       (1,982)
  Common stock issued pursuant to:
    Repurchase of stock ..............................                --         (856)
    Dividend reinvestment plan .......................                --          352
    Employee stock purchase plan .....................                --           63
    Exercise of stock options and stock warrants .....                --            2
  Miscellaneous ......................................                --          243
                                                              -----------------------
BALANCE, MARCH 31, 1999 ..............................          $  1,240    $ 367,247
                                                              =======================


BALANCE, DECEMBER 31, 1999 ...........................          $ 20,236    $ 409,817

  Net income .........................................                --        6,568

  Other comprehensive loss, net of tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during
          period, net of taxes of $5,320 .............           (10,122)         --
       Less:  reclassification adjustment for gains
          included in net income, net of taxes of $731            (1,554)         --
                                                                --------    ---------
    Other comprehensive income loss ..................           (11,676)     (11,676)
                                                                --------    ---------
  Comprehensive loss .................................                         (5,108)
                                                                            ---------

  Cash dividends declared ($0  10 per common share) ..                --       (2,540)
  Common stock issued pursuant to:
    Repurchase of stock ..............................                --       (8,308)
    Dividend reinvestment plan .......................                --          451
    Employee stock purchase plan .....................                --           65
    Restricted stock plan ............................                --          633
    Exercise of stock options and stock warrants .....                --          207
  Miscellaneous ......................................                --           85
                                                              -----------------------
BALANCE, MARCH 31, 2000 ..............................          $  8,560    $ 395,302
                                                              =======================


* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock

CONSOLIDATED STATEMENTS OF CASH FLOWS
The South Financial Group and Subsidiaries
($ in thousands, except share data) (Unaudited)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2000          1999
                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................   $   6,568    $   7,035
  Adjustments to reconcile net income to net cash used for
    operations
      Depreciation .......................................       1,454        1,124
      Amortization of intangibles ........................       1,549        1,918
      Charitable contribution to foundation ..............        --         11,890
      Provision for loan losses ..........................       3,395        4,207
      Gain on sale of securities .........................         (71)        (163)
      Gain on disposition of equity investments ..........      (2,278)     (15,471)
      Trading account assets, net ........................       1,646        1,519
      Originations of mortgage loans held for sale .......     (58,395)    (119,222)
      Sale of mortgage loans held for sale ...............      27,334      105,030
      Other assets, net ..................................       5,246         (826)
      Other liabilities, net .............................       5,677       (2,098)
                                                             -----------------------
   Net cash used for operating activities ................      (7,875)      (5,057)
                                                             -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase (decrease) in cash realized from
      Interest-bearing bank balances .....................      13,183       26,430
      Federal funds sold and resale agreements ...........         378      (26,633)
      Sale of securities available for sale ..............       3,498       73,373
      Maturity of securities available for sale ..........       6,945      109,761
      Maturity of securities held for investment .........       4,418        3,103
      Purchase of securities available for sale ..........      (3,274)    (105,953)
      Purchase of securities held for investment .........      (2,863)      (1,336)
      Origination of loans, net ..........................     (76,877)     (38,269)
      Capital expenditures, net ..........................      (6,968)      (1,107)
      Proceeds from disposition of equity investments ....       2,327        4,389
                                                             -----------------------
  Net cash (used for) provided by investing activities ...     (59,233)      43,758
                                                             -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in cash realized from
      Change in deposits, net ............................      92,624      (11,871)
      Borrowed funds, net ................................     (11,310)       1,024
      Cash dividends paid ................................      (2,573)      (1,980)
      Repurchase of common stock .........................      (8,308)          --
      Other common stock activity ........................         807         (265)
                                                             -----------------------
 Net cash (used for) provided by financing activities ....      71,240      (13,092)
                                                             -----------------------
Net change in cash and due from banks ....................       4,132       25,609
Cash and due from banks at beginning of period ...........     102,986      116,239
                                                             -----------------------
Cash and due from banks at end of period .................   $ 107,118    $ 141,848
                                                             =======================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 1999 Annual Report on Form 10-K.

(2)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized, amounted to approximately $33.0 million and $27.0 million for the three months ended March 31, 2000 and 1999, respectively. Income tax payments of $390,000 and $2.1 million were made for the three months ended March 31, 2000 and 1999, respectively.

(3)      BUSINESS COMBINATIONS

         In January 2000, the Company signed a definitive agreement to merge with Anchor Financial Corporation ("Anchor Financial"), headquartered in Myrtle Beach, South Carolina. At March 31, 2000, Anchor operated through 33 locations in North Carolina and South Carolina and had total assets of approximately $1.2 billion. The merger agreement provides that Anchor Financial shareholders receive 2.175 shares of the Company's common stock for each common stock share of Anchor Financial. The Company expects to issue approximately 17.6 million shares in connection with the merger. This transaction, which is subject to regulatory approvals, will be accounted for using the pooling-of-interest method of accounting and is expected to close in the second quarter of 2000.

(4)      SECURITIES

         The net unrealized gain on securities available for sale, net of tax decreased $11.7 million for the three months ended March 31, 2000. The Company began recording its investment in Net.B@nk, Inc. at market value effective July 31, 1999, or one year prior to the termination of restrictions on the sale of these securities.

(5)      COMMON STOCK

         Basic earnings per share are computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding.

         Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common shares outstanding during each period, plus the assumed exercise of dilutive stock options using the treasury stock method.

(6)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management based on consultation with legal counsel, any outcome of such pending litigation would not materially affect the Company's consolidated financial position or results of operations.

         On May 6, 1999, plaintiff Kimberly C. McFall filed a gender discrimination lawsuit against the Company in the United States District court for the District of South Carolina. The plaintiff's complaint sought actual and punitive damages in unspecified amounts. The plaintiff was an employee of The Poinsett Bank, F.S.B., a subsidiary of Poinsett Financial Corporation. Poinsett Financial Corporation merged with the Company on September 30, 1998. Following the merger, the plaintiff worked for Carolina First Bank until October 12, 1998. The plaintiff alleged she was on an equal organizational level within The Poinsett Bank, F.S.B. as two males who received more pay and benefits (including change of control benefits) than she received. She further alleged that after she complained about the discrimination, the Company refused to provide her with a job commensurate with her credentials and experience following the merger. The plaintiff claimed she was constructively discharged.

         This lawsuit was vigorously contested. Mediation began in December 1999 and resulted in a settlement in April 2000. Since insurers contributed to the settlement, the Company's contribution to the settlement fund is expected to be less than $150,000.

(7)      BUSINESS SEGMENTS

         The Company has six wholly-owned operating subsidiaries which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Three of these subsidiaries qualify as separately reportable operating segments:
         Carolina First Bank, Citrus Bank and Carolina First Mortgage Company ("CF Mortgage"). Carolina First Bank and CF Mortgage offer products and services primarily to customers in South Carolina and the surrounding areas, while Citrus Bank offers products and services primarily to customers in northern and central Florida. Revenues for Carolina First Bank and Citrus Bank are derived primarily from interest and fees on loans, interest on investment securities and service charges on deposits, while CF Mortgage's revenue is from mortgage banking income.

         The following table summarizes certain financial information concerning the Company's reportable operating segments at and for the three months ended ($ in thousands):

                                   CAROLINA FIRST       CF        CITRUS                   ELIMINATING
                                        BANK        MORTGAGE       BANK            OTHER     ENTRIES (1)      TOTAL
-----------------------------------------------------------------------------------------------------------------------
     MARCH 31, 2000
     --------------
     Income Statement Data
       Total revenue                $      60,392  $   1,653   $      8,853  $    15,613 $    (10,007)   $      76,504
       Net interest income                 25,405         --          5,054        1,046           --           31,505
       Provision for loan losses            2,255         --            530          610           --            3,395
       Noninterest income                   5,293      1,653            500       11,430       (9,133)           9,743
         Mortgage banking
           income (loss)                     (564)     1,617             28           31           --            1,112
       Noninterest expenses                21,048      1,439          4,335       10,433       (9,061)          28,194
         Amortization                       1,322         --             --          227           --            1,549
       Net income                           4,476        140            446        1,578          (72)           6,568

     Balance Sheet Data
       Total assets                    $3,008,026   $  4,426    $   385,601   $  685,857   $ (455,600)  $    3,628,310
       Loans - net of
        unearned income                 2,095,189         --        324,808      115,248           --        2,535,245
       Allowance for loan losses           19,954         --          4,136        1,526           --           25,616
       Intangibles                         95,848         --             --       16,021           --          111,869
       Deposits                         2,090,378         --        347,828      175,948       (6,536)       2,607,618

     MARCH 31, 1999

     Income Statement Data
       Total revenue                 $     49,761 $    2,274  $       5,700  $    19,941 $     (1,995)   $      75,681
       Net interest income                 24,630         --          3,290        1,056           --           28,976
       Provision for loan losses            2,787         --            796          624           --            4,207
       Noninterest income                   3,262      2,274            571       17,096       (1,513)          21,690
         Mortgage banking
           income (loss)                   (1,360)     2,230             66          (22)          --              914
       Noninterest expenses                19,347      1,371          1,934       15,165       (1,513)          36,304
         Amortization                       1,431         --             --          487           --            1,918
     Net income                             3,399        585            711        2,340           --            7,035

     Balance Sheet Data
       Total assets                 $   2,557,515  $   7,424  $     247,802  $   524,838 $   (391,540)     $ 2,946,039
     Loans - net of unearned income     1,841,743         --        177,745       60,031           --        2,079,519
       Allowance for loan losses           15,095         --          3,478        3,007           --           21,580
     Intangibles                          105,539         --             13       23,221           --          128,773
       Deposits                         2,033,347         --        228,871       77,306      (17,212)       2,322,312


   (1)  The majority of the eliminating entries relate to intercompany accounts.

(8)    MANAGEMENT'S OPINION

       The financial statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

(9)      SUBSEQUENT EVENTS

       On April 7, 2000, the Company signed a definitive agreement to sell a branch office located in Prosperity, South Carolina to Mid State Bank, a subsidiary of Community Capital Corporation. The Prosperity branch office has total deposits of approximately $10.0 million. The transaction is expected to be completed during the second quarter of 2000, pending regulatory approval and certain other conditions of closing.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND WITH THE STATISTICAL INFORMATION AND FINANCIAL DATA APPEARING IN THIS REPORT AS WELL AS THE ANNUAL REPORT OF THE SOUTH FINANCIAL GROUP, INC. (THE "COMPANY") ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 ARE NOT NECESSARILY INDICATIVE OF RESULTS TO BE ATTAINED FOR ANY OTHER PERIOD.

         THE COMPANY, A SOUTH CAROLINA CORPORATION HEADQUARTERED IN GREENVILLE, SOUTH CAROLINA, IS A FINANCIAL INSTITUTION HOLDING COMPANY, WHICH COMMENCED BANKING OPERATIONS IN DECEMBER 1986, AND CURRENTLY CONDUCTS BUSINESS THROUGH 62 LOCATIONS IN SOUTH CAROLINA AND 13 LOCATIONS IN NORTHERN AND CENTRAL FLORIDA. THE COMPANY OPERATES THROUGH THE FOLLOWING PRINCIPAL SUBSIDIARIES: CAROLINA FIRST BANK, A SOUTH CAROLINA STATE-CHARTERED COMMERCIAL BANK; CITRUS BANK, A FLORIDA STATE-CHARTERED COMMERCIAL BANK; CAROLINA FIRST MORTGAGE COMPANY ("CF MORTGAGE"), A MORTGAGE BANKING COMPANY; AND CAROLINA FIRST BANK, F.S.B., A FEDERAL SAVINGS BANK WHICH OPERATES BANK CAROLINE (AN INTERNET BANK). THROUGH ITS SUBSIDIARIES, THE COMPANY PROVIDES A FULL RANGE OF BANKING SERVICES, INCLUDING MORTGAGE, TRUST AND INVESTMENT SERVICES, DESIGNED TO MEET SUBSTANTIALLY ALL OF THE FINANCIAL NEEDS OF ITS CUSTOMERS.

         EFFECTIVE APRIL 24, 2000, FOLLOWING RECEIPT OF SHAREHOLDER APPROVAL, THE COMPANY CHANGED ITS CORPORATE NAME TO THE SOUTH FINANCIAL GROUP, INC. AND BEGAN TRADING UNDER A NEW NASDAQ MARKET SYMBOL, "TSFG."


FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those in such statements. Those factors include, but are not limited to, the following: risks from changes in economic, monetary policy and industry conditions; changes in interest rates and deposit rates; inflation; risks inherent in making loans including repayment risks and value of collateral; loan growth; adequacy of the allowance for loan losses and the assessment of problem loans; fluctuations in consumer spending; the demand for the Company's products and services; dependence on senior management; technological changes; ability to increase market share; expense projections; system conversion costs; costs associated with new buildings; acquisitions; risks, realization of costs savings, and total financial performance associated with the Company's proposed acquisition of Anchor Financial Corporation; changes in accounting policies and practices; costs and effects of litigation; and recently-enacted or proposed legislation.

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

PENDING MERGER

         On January 10, 2000, the Company signed a definitive agreement to merge with Anchor Financial, a $1.2 billion institution headquartered in Myrtle Beach, South Carolina. The resulting holding company will have approximately $4.9 billion in assets and 108 branch offices (pre-branch closings) in South Carolina, Florida and North Carolina. The merger agreement provides that Anchor Financial shareholders receive 2.1750 shares of the Company's common stock for each share of Anchor Financial's common stock. The Company expects to issue approximately 17.6 million shares in connection with this merger. This transaction, which is subject to regulatory approval, will be accounted for using the pooling-of-interests method and is expected to close in the second quarter of 2000.


EQUITY INVESTMENTS

INVESTMENT IN NET.B@NK, INC.

         At March 31, 2000, the Company owned 2,175,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 8.4% of the outstanding shares. Under the terms of the Office of Thrift Supervision's regulatory ruling with respect to Net.B@nk in 1997, certain affiliates of Net.B@nk, including the Company, may not sell their shares in Net.B@nk until July 31, 2000. Effective July 31, 1999, or one year prior to the termination of the restriction, the Company began recording its investment in Net.B@nk at market value. As of March 31, 2000, the Company's investment in Net.B@nk, which is included in securities available for sale, had a pre-tax market value of approximately $28.3 million. Prior to July 31, 1999, these shares were recorded at the Company's book basis, which was approximately $604,000 as of March 31, 2000. The Company's shares of Net.B@nk common stock are "restricted" securities, as that term is defined in federal securities laws.

INVESTMENT IN AFFINITY TECHNOLOGY GROUP, INC.

         At March 31, 2000, the Company, through its subsidiary Blue Ridge Finance Company, Inc. ("Blue Ridge"), owned 1,753,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant"). In March 2000, the Company sold 775,000 shares of Affinity common stock for a pre-tax gain of approximately $2.3 million.

         These Affinity shares and the shares represented by the Affinity Warrant constitute approximately a 16% ownership in Affinity. As of March 31, 2000, the investment in Affinity's common stock, which is included in securities available for sale and has a basis of approximately $111,000, was recorded at its pre-tax market value of approximately $3.4 million. The Affinity Warrant was not reported on the Company's balance sheet as of March 31, 2000.

         The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities laws.

INVESTMENTS IN COMMUNITY BANKS

         As of March 31, 2000, the Company had equity investments in the following community banks located in the Southeast: CNB Florida Bancshares, Inc.; Capital Bank; Carolina Bank; Coastal Banking Company, Inc.; Community Capital Corporation; First Reliance Bank; FirstSpartan Financial Corporation; Florida Banks, Inc.; Greenville First Bancshares, Inc.; Heritage Bancorp, Inc.; High Street Banking

Company; Marine Bancshares; People's Community Capital Corp.; and Trinity Bank. In each case, the Company owns less than 5% of the community bank's outstanding common stock. The Company has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast.

CF INVESTMENT COMPANY

         In September 1997, the Company's subsidiary, CF Investment Company, became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company is a wholly-owned subsidiary of Blue Ridge. CF Investment Company's principal focus is investing in companies that have a bank-related technology or service the Company and its subsidiaries can use. As of March 31, 2000, CF Investment Company had invested approximately $3.4 million (principally in the form of loans) in companies specializing in electronic document management and Internet-related services.

        CF Investment Company's loans represent a higher credit risk to the Company due to the start up nature of these companies. One of these equity investments, in which the Company has invested approximately $1.7 million primarily in the form of loans, has encountered severe cash flow difficulties, and its future as a going concern became doubtful subsequent to March 31, 2000.

EARNINGS REVIEW

OVERVIEW

         Net income for the first quarter of 2000 was $6.6 million compared with $7.0 million for the first quarter of 1999. Earnings per diluted share for the three months ended March 31, 2000 were $0.26 per diluted share compared with $0.28 for the prior year period. First quarter 2000 earnings included a $2.3 million gain associated with the sale of 775,000 shares of Affinity Technology Group, Inc. stock. In the first quarter of 1999, Carolina First recognized a $15.5 million gain, largely offset by an $11.9 million charitable contribution to form a foundation, related to the sale of Net.B@nk, Inc. common stock. At March 31, 2000, the Company had approximately $3.6 billion in assets, $2.5 billion in loans, $2.6 billion in deposits and $395.3 million in shareholders' equity. At March 31, 2000, the Company's ratio of nonperforming assets to loans and other real estate owned was 0.62%.

NET INTEREST INCOME

         Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities to support such assets as well as such items as loan fees and dividend income. Net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Average earning assets and the net interest margin exclude the net unrealized gain on securities available for sale because this gain is not included in net income.

         Fully tax-equivalent net interest income increased $2.5 million, or 9%, to $31.7 million in the first three months of 2000 from $29.2 million in the first three months of 1999. The increase resulted from a higher level of average earning assets partially offset by a lower net interest margin. Average earning assets increased $534.7 million, or 21%, to approximately $3.1 billion in the first three months of 2000 from $2.6 billion in the first three months of 1999. This increase resulted from internal loan growth and an increased level of investment securities. Average loans, net of unearned income, were $2.5 billion in the first three months of 2000 compared with $2.1 billion in the first three months of 1999. Average investment securities were $630.8 million and $405.7 million in the first three months of 2000 and 1999, respectively. The majority of the increase in average investment securities was attributable to the match funding in December 1999 of approximately $200 million in mortgage-backed securities with approximately $200 million in Federal Home Loan Bank borrowings.

         The net interest margin of 4.10% for the first quarter of 2000 was lower than the margin of 4.60% for the first quarter of 1999 and 4.36% for the fourth quarter of 1999. As interest rates rose during the second half of 1999 and the first quarter of 2000, increases in deposit costs, particularly certificates of deposits, have outpaced increases in loan yields. In addition, in September 1999, the Company introduced Bank CaroLine, an Internet bank offered as a service of Carolina First Bank, F.S.B. Deposit rates for Bank CaroLine are generally higher than those offered by the Company's other subsidiary banks to reflect the lower cost structure associated with operating on the Internet. Accordingly, as deposits build for Bank CaroLine, the Company expects the cost of deposits on a consolidated basis to continue to increase. As of March 31, 2000, total deposits for Bank CaroLine were approximately $100 million.

         Increases in the prime interest rate, which increased 0.75% during the second half of 1999 and 0.50% during the first quarter of 2000, had a positive impact on the yield on earning assets. Variable rate loans, which include 53% of the commercial loan portfolio, immediately repriced upward with the increases in the prime interest rate. The overall yield on commercial loans (including both fixed and variable rate loans) during the first quarter of 2000 was 9.00% compared with 8.59% for the first quarter of 1999 and 8.78% for the fourth quarter of 1999.

PROVISION FOR LOAN LOSSES

         The provision for loan losses decreased to $3.4 million for the first three months of 2000 compared with $4.2 million for the first three months of 1999. As a percentage of average loans, the net charge-off ratio was 0.26% for the first three months of 2000 compared with 0.57% for the same period last year. This decrease was a reflection of the fact that the Company no longer had a material credit card portfolio after the sale of substantially all of its credit card portfolio in April 1999.

         Management currently anticipates significant loan growth will continue in 2000. New market areas, particularly northern and central Florida, as well as the expansion of the coastal market through the merger with Anchor Financial, are expected to contribute to 2000 portfolio growth. Management intends to closely monitor economic trends and the potential effect on the banking subsidiaries' loan portfolios.

NONINTEREST INCOME

         Noninterest income, including nonrecurring gains, decreased to $9.7 million in the first quarter of 2000 from $21.7 million in the first quarter of 1999. Noninterest income in the first quarter of 2000 included a nonrecurring pre-tax gain of approximately $2.3 million related to the sale of 775,000 shares of Affinity stock (see "EQUITY INVESTMENTS-Investment in Affinity Technology Group, Inc."). During the first quarter of 1999, a nonrecurring pre-tax gain of approximately $15.1 million (primarily offset by a contribution to the Carolina First Foundation) was recorded which related to the sale of Net.B@nk stock (see "EQUITY INVESTMENTS-Investment in Net.B@nk, Inc."). In addition, a pre-tax gain of approximately $412,000 was recorded relating to the sale of Corporate Solutions International stock (see "EQUITY INVESTMENTS-CF Investment Company"). Excluding these nonrecurring gains, noninterest income increased $1.3 million to $7.5 million during the first quarter of 2000 from $6.2 million for the first quarter of 1999. This increase was primarily attributable to higher service charges on deposit accounts and the establishment of a bank-owned life insurance program, partially offset by lower loan securitization income.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose

30% to $3.2 million in the first three months of 2000 from $2.4 million for the same time period in 1999. Average deposits for the same period increased 11%. The increase in service charges was attributable to attracting new transaction accounts and improved collection of fees. Effective July 1, 1999, certain deposit service charges were increased to reflect competitive pricing.

         Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first quarter of 2000 increased to $1.1 million compared with $914,000 in the first quarter of 1999.

         Income from originations and sales of mortgage loans, including sales of loans originated by Carolina First Bank, totaled $817,000 in the first three months of 2000 compared with $1.2 million in 1999. The decrease in 2000 resulted primarily from lower levels of activity due to increases in mortgage loan rates. Mortgage originations totaled $58 million and $119 million in the first three months of 2000 and 1999, respectively. Similarly, fewer mortgage loans were sold with sales of $27 million for the first quarter of 2000 and $105 million for the first quarter of 1999.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At March 31, 2000, CF Mortgage was servicing or subservicing 24,909 loans having an aggregate principal balance of approximately $2.2 billion. In the first quarter of 1999, fees related to the servicing portfolio from non-affiliated companies were offset by the related amortization for the mortgage servicing rights and subservicing payments for a loss of $256,000. In the first quarter of 2000, the increase in interest rates led to lower amortization of mortgage servicing rights due to lower prepayment rates. Fees related to the servicing portfolio, net of the related amortization and subservicing payments, totaled $295,000 for the first quarter of 2000. Servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

         Fees for investment services in the first three months of 2000 and 1999 were $510,000 and $506,000, respectively. Fees collected by Carolina First Securities, Inc. ("CF Securities"), a full service brokerage subsidiary, increased to $217,000 for the first quarter of 2000, compared with $110,000 for the first quarter of 1999. CF Securities offers a complete line of investment products and services, including mutual funds, stocks, bonds and annuities. At March 31, 2000 and 1999, the market value of assets administered by Carolina First Bank's trust department totaled approximately $338.0 million and $346.8 million, respectively.

         During the first quarter of 1999, the Company had income of $597,000 from its interests in the credit card and commercial real estate loan trusts. With the sale of the Company's credit cards and the termination of the credit card trust on May 17, 1999, loan securitization income related to credit cards ceased during the second quarter of 1999. The commercial real estate loan trust was terminated with the pay-off of the loans in the fourth quarter of 1999. Accordingly, no loan securitization income was realized in the first quarter of 2000.

         Other noninterest income totaled $2.6 million in the first quarter of 2000, compared with $1.6 million in the first quarter of 1999. Approximately $804,000 of the increase was due to the establishment of a bank-owned life insurance program initiated during the second quarter of 1999. Approximately $339,000 of the increase was related to the sale of credit card receivables, which had been previously charged off. Additional increases were attributable to higher debit card income, merchant processing fees and insurance commissions.

NONINTEREST EXPENSES

         Noninterest expenses, including nonrecurring items, decreased to $28.2 million in the first quarter of 2000 from $36.3 million in the first quarter of 1999. Noninterest expenses in the first quarter of 1999 included a nonrecurring charitable contribution in the form of Net.B@nk common stock, valued at approximately $11.9 million, which was made to the Carolina First Foundation. Excluding this nonrecurring expense, noninterest expenses increased $3.8 million from the first quarter of 1999 to the first quarter of 2000. The majority of the increase related to increases in personnel, technology and space to support the Company's current and future growth.

         Salaries, wages and employee benefits increased to $13.7 million in the first three months of 2000 from $12.4 million in the first three months of 1999. Full-time equivalent employees increased to 1,035 at March 31, 2000 from 960 at March 31, 1999. The staffing cost increases were primarily due to the costs of expanding in existing and new markets, operational support to promote growth, and additional management and technical expertise.

         Occupancy and furniture and equipment expenses increased $1.5 million to $4.8 million in the first three months of 2000 from $3.3 million in the first three months of 1999. This increase resulted principally from lease payments associated with two new buildings and the transition to a common computer platform and new core operating system.

         Amortization of intangibles decreased to $1.5 million in the first quarter of 2000 from $1.9 million in the first quarter of 1999. The decrease was due to the sale of four branches, previously acquired through mergers accounted for as purchase transactions, in the last half of 1999. Upon completion of these branch sales, the related intangible assets were written off resulting in lower amortization of intangibles. This lower level of amortization is expected to continue.

         Other noninterest expenses increased $1.3 million to $8.1 million in the first three months of 2000 from $6.8 million in the first three months of 1999. This increase included $380,000 related to the conversion to a new core operating system and $220,000 for imaging system costs from imaging documents including loan files. In addition, the overall increase in other noninterest expenses was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest items of other noninterest expense were telephone, advertising, professional fees, stationery, supplies and printing.


BALANCE SHEET REVIEW

LOANS

         Loans are the largest category of earning assets and produce the highest yields. The Company's loan portfolio consists of commercial mortgage loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. Substantially all of these borrowers are located in South Carolina and Florida with concentrations in the Company's market areas. The Company has no foreign loans or loans for highly leveraged transactions. The loan portfolio does not contain any industry concentrations of credit risk exceeding 10% of the portfolio. At March 31, 2000, the Company had total loans outstanding of $2.5 billion that equaled approximately 97% of the Company's total deposits and approximately 70% of the Company's total assets. Table 1 provides a summary of loans outstanding by category.

TABLE 1
LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

---------------------------------------------------------------------------------------------------------------
                                                                          March 31,                December 31,
                                                                    2000            1999              1999
---------------------------------------------------------------------------------------------------------------
Mortgage......................................................$     606,892  $     444,555       $     569,031
Construction..................................................      134,370         91,445             126,791
Commercial and industrial.....................................      391,253        359,400             407,228
Commercial and industrial secured by real estate..............      999,508        817,542             950,369
Consumer......................................................      343,075        201,001             312,274
Credit cards..................................................       14,129         58,609               8,243
Lease financing receivables...................................       11,521         30,152              15,500
                                                                     ------         ------              ------
Loans held for investment.....................................    2,500,748      2,002,704           2,389,436
Loans held for sale...........................................       38,727         84,820              45,316
                                                                     ------         ------              ------
Gross loans...................................................    2,539,475      2,087,524           2,434,752
Less unearned income..........................................        4,230          8,005               5,527
Less allowance for loan losses................................       25,616         21,580              23,832
                                                                     ------         ------              ------
Net loans.....................................................$   2,509,629  $   2,057,939          $2,405,393
                                                               ============      =========          ==========
--------------------------------------------------------------------------------------------------------------

         The Company's loans increased $455.7 million, or 22%, to approximately $2.5 billion at March 31, 2000 from $2.1 billion at March 31, 1999 and increased $106.0 million from approximately $2.4 billion at December 31, 1999. Approximately $12 million of residential mortgage loans were sold in the first three months of 2000 excluding loans originated by correspondents. Adjusting for the 2000 loan sales, internal loan growth was approximately $118.0 million, or an annualized rate of 19.4%, during the first quarter of 2000. Approximately $57 million of the first quarter's loan growth was attributable to the Citrus Bank markets in Florida. In addition, the Company's consumer loans increased significantly due primarily to the expansion of indirect lending to new markets in South Carolina and Florida.

         The Company had loans to 43 borrowers having principal amounts in excess of $5 million, which loans accounted for $320.8 million, or 12.6%, of the Company's loan portfolio at March 31, 2000. The Company had loans to 29 borrowers having principal amounts in excess of $5 million, which loans accounted for $203.1 million, or 9.8%, of the Company's loan portfolio at March 31, 1999. Any material deterioration in the quality of any of these larger loans could have a significant impact on the Company's earnings.

         For the first quarter of 2000, the Company's loans averaged $2.5 billion with a yield of 9.10%, compared with $2.1 billion and a yield of 9.25% for the same period in 1999. Selling the credit card portfolio in the second quarter of 1999 lowered the average loan yield. This decrease was partially offset by increases in variable rate loans related to prime interest rate increases in the second half of 1999 and the first quarter of 2000. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

ALLOWANCE FOR LOAN LOSSES

         The adequacy of the allowance for loan and lease losses (the "Allowance") is analyzed on a quarterly basis. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The methodology employed for this analysis is as follows.

         The portfolio is segregated into risk-similar segments for which average annual historical loss ratios are calculated over time periods corresponding to loans in each segment. Loss rates are calculated by product type for consumer loans and by risk grade for commercial loans. Large problem loans are individually assessed for loss potential. A range of probable loss percentages is then derived for each segment based on the relative volatility of its historical loss ratio. These percentages are applied to the dollar amount of loans in each segment to arrive at a range of probable loss levels.

         The location of the Allowance within this range is then assessed in light of material changes that may render historical loss levels less predictive of future results. This assessment addresses issues such as the pace of loan growth, newly emerging portfolio concentrations, risk management system changes, entry into new markets, new product offerings, off-balance sheet risk exposures, loan portfolio quality trends, and uncertainty in economic and business conditions. To the extent this analysis implies lower or higher risk than that which shaped historical loss levels, the Allowance is positioned toward the lower or higher end of the range.

         This methodology, first adopted for the March 31, 2000 analysis, develops a RANGE of probable loss levels rather than a single, best-guess estimate. This analysis did not change management's conclusion as to the adequacy of the Allowance.

         Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the Allowance or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of the Company.

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

         The Allowance totaled $25.6 million, or 1.03% of loans held for investment net of unearned income at March 31, 2000, compared with $21.6 million, or 1.08%, at March 31, 1999. At December 31, 1999, the Allowance was $23.8 million, or 1.00% of loans held for investment net of unearned income. During the second quarter of 1999, the Allowance was reduced $3.0 million as a consequence of the sale of the credit card portfolio. The increase to 1.03% of loans at March 31, 2000 reflects management's assessment of the effect on probable loss levels attributable to changes in the portfolio and greater uncertainty in economic conditions.

         Table 2 presents changes in the allowance for loan losses.

TABLE 2
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

                                                                                                  At and for
                                                           At and for the three months          the year ended
                                                                  ended March 31,                 December 31,
                                                                2000            1999                 1999
----------------------------------------------------------------------------------------------------------------
Balance at beginning of period                              $    23,832     $   20,266           $      20,266
Purchase accounting acquisitions                                     --             --                     408
Allowance adjustment for credit card sale                            --             --                  (2,977)
Provision for loan losses                                         3,395          4,207                  15,846
Charge-offs:
         Credit cards                                                --         (1,079)                 (1,683)
         Bank loans, leases & Blue Ridge loans                   (2,040)        (2,176)                 (9,494)
Recoveries                                                          429            362                   1,466
--------------------------------------------------------------------------------------------------------------
         Net charge-offs                                         (1,611)        (2,893)                 (9,711)
--------------------------------------------------------------------------------------------------------------
Allowance at end of period                                  $    25,616     $   21,580           $      23,832
==============================================================================================================

         The following summarizes impaired loan information as of March 31:

                                                                                        2000              1999
                                                                                        ----              ----
                                                                                            ($ in thousands)
         Impaired loans.............................................................$    12,493      $     1,046
         Related allowance..........................................................      3,731              356

         Recognized interest income.................................................$        78               18
         Foregone interest..........................................................        247               28

         The average recorded investment in impaired loans for the three months ended March 31, 2000 and March 31, 1999 was approximately $11.1 million and $1.0 million, respectively.

SECURITIES

         At March 31, 2000, the Company's investment portfolio totaled $673.5 million, up $293.1 million from the $380.4 million invested as of March 31, 1999 and down $28.1 million from the $701.6 million invested as of December 31, 1999. A significant portion of the increase in investment securities in 1999 was attributable to the match funding in December 1999 of approximately $200 million in mortgage-backed securities with approximately $200 million in Federal Home Loan Bank borrowings. In addition, effective July 31, 1999, the Company began recording its investment in Net.B@nk at market value, which was approximately $28 million at March 31, 2000, down from $45 million as of December 31, 1999 (see "EQUITY INVESTMENTS - Investment in Net.B@nk, Inc.").

         Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $630.8 million in the first quarter of 2000, 56% above the average of $409.2 million in the first quarter of 1999. The average portfolio yield increased to 6.86% in the first three months of 2000 from 6.04% in the first three months of 1999. The portfolio yield increased as a result of increasing rates in the second half of 1999 and the first quarter of 2000. The mix of securities also shifted by reinvesting maturing securities in higher yielding agencies and mortgage-backed securities. The composition of the investment portfolio as of March 31, 2000 follows: mortgage-backed securities 48%, treasuries and agencies 27%, other securities 16%, and states and municipalities 9%.

         At March 31, 2000, securities available for sale included the following equity investments: 1,753,366 shares of common stock of Affinity (recorded at its pre-tax market value of approximately $3.4 million), 2,175,000 shares of common stock of Net.B@nk (recorded at its pre-tax market value of approximately $28.3 million), and investments in fourteen community banks. The Affinity Warrant, which entitles the Company to purchase an additional 3,471,340 shares of common stock at a purchase price of $0.0001 per share, was not included in securities at March 31, 2000.

INTANGIBLE ASSETS AND OTHER ASSETS

         The intangible assets balance at March 31, 2000 of $111.9 million consisted of goodwill of $103.8 million and core deposit balance premiums of $8.1 million. The intangible assets balance at March 31, 1999 of $128.8 million consisted of goodwill of $115.3 million, core deposit balance premiums of $10.2 million and credit card intangibles of $3.3 million.

         At March 31, 2000, other assets included other real estate owned of $2.9 million and mortgage servicing rights of $25.7 million. At March 31, 1999, other assets included other real estate owned of $2.7 million and mortgage servicing rights of $23.5 million.

INTEREST-BEARING LIABILITIES

         During the first three months of 2000, interest-bearing liabilities averaged $2.8 billion, compared with $2.2 billion in the first three months of 1999. This increase resulted principally from internal deposit growth related to account promotions, sales efforts and the introduction of Internet banking. The average interest rates were 5.08% and 4.63% in the first three months of 2000 and 1999, respectively. At March 31, 2000, interest-bearing deposits comprised approximately 87% of total deposits and 80% of interest-bearing liabilities.

         The Company's primary source of funds for loans and investments is its deposits, which are gathered through the banking subsidiaries' branch network. Deposits grew 12% to $2.6 billion at March 31, 2000 from $2.3 billion at March 31, 1999. During this period, the Company added approximately $53 million in deposits from the April 1999 purchase of Citizens First National Bank ("Citizens"). In the last half of 1999, the Company sold approximately $54 million in deposits related to the sale of four branch offices.

         During the first three months of 2000, total interest-bearing deposits averaged $2.2 billion with a rate of 4.80%, compared with $2.0 billion with a rate of 4.52% in the first three months of 1999. During the first three months of 2000, deposit pricing remained very competitive, a pricing environment which the Company expects to continue. Average noninterest-bearing deposits, which increased 15% during the year, were 13.8% of average total deposits for the first three months of 2000 compared to 13.4% of average total deposits for the prior year period.

         In September 1999, the Company introduced an Internet bank, which is marketed as Bank CaroLine and offered as a service of Carolina First Bank, F.S.B. Deposit rates for Bank CaroLine are generally higher than the rates offered by the Company's other subsidiary banks due to lower operating costs. Deposits gathered through Bank CaroLine will be used to fund commercial and consumer loans generated by the Company's subsidiary banks. At March 31, 2000, total deposits for Bank CaroLine totaled approximately $100 million.

         Time deposits of $100,000 or more represented 16% of total deposits at March 31, 2000 and 14% of total deposits at March 31, 1999. The Company's large denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds. As of March 31, 2000, the Company did not have any brokered deposits. Beginning with the second quarter 2000, the Company plans to accept brokered deposits, on a limited basis, as an alternative funding source.

         In the first three months of 2000, average borrowed funds, which includes repurchase agreements and Federal Home Loan Bank ("FHLB") advances, totaled $550.6 million compared with $150.8 million for the same period in 1999. This increase was primarily attributable to a rise in average FHLB advances to $408.8 million in the first three months of 2000 from $43.4 million in the first three months of 1999. Advances from the FHLB increased to $425.2 million as of March 31, 2000 from $59.9 million at March 31, 1999. At December 31, 1999, FHLB advances totaled $425.4 million. The increase since March 31, 1999 was primarily due to additional borrowings from FHLB to fund increased loan activity and to purchase corporate bonds for leveraging purposes. FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.

CAPITAL RESOURCES AND DIVIDENDS

         Total shareholders' equity amounted to $395.3 million, or 10.9% of total assets, at March 31, 2000, compared with $367.2 million, or 12.5% of total assets, at March 31, 1999. At December 31, 1999, total shareholders' equity totaled $409.8 million, or 11.5% of total assets. The increase in total shareholders' equity since March 31, 1999 resulted principally from the retention of earnings less cash dividends paid, stock repurchased and a decline in the net unrealized gain on securities.

         In the first quarter of 2000, the Company repurchased 524,600 shares of common stock, which decreased shareholders' equity by $8.3 million. In March 2000, the Company rescinded its share repurchase program due to the pending merger with Anchor Financial.

         The Company began recording its investment in Net.B@nk at market value during the third quarter of 1999, which added $18.0 million (net of taxes) to the March 31, 2000 net unrealized gain on securities, which is a component of shareholders' equity. The Company's unrealized gain, net of taxes, related to Net.B@nk declined $7.8 million from December 31, 1999 to March 31, 2000.

         Book value per share at March 31, 2000 and 1999 was $15.60 and $14.83, respectively. Recording the Company's Net.B@nk investment at market value, effective with the third quarter of 1999, added approximately $0.71 to book value at March 31, 2000. Tangible book value per share at March 31, 2000 and 1999 was $11.18 and $9.63, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the acquisitions of CF Mortgage, RPGI and five banks (all of which were accounted for as purchases).

         At March 31, 2000, the Company and its subsidiary banks were in compliance with each of the applicable regulatory capital requirements and exceeded the well capitalized requirements. Table 3 sets forth various capital ratios for the Company and its subsidiary banks.

TABLE 3
CAPITAL RATIOS

-------------------------------------------------------------------------------------------------------
                                      As of        Well  Capitalized            Adequately Capitalized
                                     3/31/00          Requirement                     Requirement
-------------------------------------------------------------------------------------------------------
The Company:
   Total Risk-based Capital           11.49%                n/a                          n/a
   Tier 1 Risk-based Capital           9.68                 n/a                          n/a
   Leverage Ratio                      7.80                 n/a                          n/a

Carolina First Bank:
   Total Risk-based Capital           10.03%              10.0%                         8.0%
   Tier 1 Risk-based Capital           9.19                6.0                          4.0
   Leverage Ratio                      7.52                5.0                          4.0

Carolina First Bank, F.S.B.:
   Total Risk-based Capital           12.40%              10.0%                         8.0%
   Tier 1 Risk-based Capital          11.53                6.0                          4.0
   Leverage Ratio                      5.19                5.0                          4.0

Citrus Bank:
   Total Risk-based Capital           10.02%              10.0%                         8.0%
   Tier 1 Risk-based Capital           8.79                6.0                          4.0
   Leverage Ratio                      7.84                5.0                          4.0
-------------------------------------------------------------------------------------------------------

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


MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk. Other types of market risks, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

         The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a periodic basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates immediately increase and decrease 200 basis points. According to the model as of March 31, 2000, the Company is positioned so that net interest income will increase $4.2 million if interest rates rise in the next twelve months and will decrease $3.7 million if interest rates decline in the next twelve months. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

         As of March 31, 2000, there was no significant change from the interest rate risk sensitivity analysis for various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

         Interest sensitivity gap ("GAP position") measures the difference between rate sensitive assets and rate sensitive liabilities during a given time frame. The Company's GAP position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At March 31, 2000, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $219.4 million.


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

         The Company's banking subsidiaries have cash flow requirements involving withdrawals of deposits, extensions of credit and payment of operating expenses. The principal sources of funds for liquidity purposes for the banking subsidiaries are customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. The subsidiary banks' liquidity is also enhanced by the ability to acquire new deposits through the established branch network. The liquidity ratio is an indication of a bank's ability to meet its short term funding obligations. At March 31, 2000, the liquidity ratios for Carolina First Bank, Carolina First Bank, F.S.B., and Citrus Bank (the "Subsidiary Banks") were approximately 12.9%, 37.3% and 10.3%, respectively. The liquidity needs of the Subsidiary Banks are a factor in developing their deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary. Carolina First Bank and Carolina First Bank, F.S.B. have access to borrowing from the FHLB. Each of the Subsidiary Banks maintain unused short-term lines of credit from unrelated banks. At March 31, 2000, unused borrowing capacity from the FHLB totaled approximately $64 million with an outstanding balance of $225.2 million. At March 31, 2000, the Subsidiary Banks had unused short-term lines of credit totaling approximately $73 million (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs.

         The Company has entered into lease agreements for three new buildings located in Columbia and Greenville, South Carolina. Payments began during the fourth quarter of 1999 on two of the buildings and will begin in the second quarter of 2000 on the third building. Aggregate annual lease payments associated with these buildings are expected to total approximately $5.8 million. In addition, the Company anticipates related leasehold improvements of approximately $18.6 million and capitalized furniture and equipment of approximately $6.0 million.

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


ASSET QUALITY

         Lending is a risk-taking business. Prudent lending requires a sound risk-taking philosophy, policies and procedures which translate that philosophy into practices, and a risk management process that ensures effective execution. The Company's risk-taking philosophy is articulated in credit policies approved by its Board of Directors annually. Implementing policies and procedures are promulgated by the Credit Risk Management Group. These policies contain underwriting standards, risk analysis requirements, loan documentation criteria, credit approval requirements, and risk monitoring requirements. Credit approval authority delegated to lending officers is limited in scope to actions that comply with these policies. In the first quarter of 2000, a Credit Review function was chartered to independently test for compliance with these policies and report findings to the Credit Committee of the Company's Board of Directors.

         Table 4 presents information pertaining to nonperforming assets.

TABLE 4
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)

                                                         March 31,                      December 31,
                                                     -------------------                ------------
                                                     2000          1999                     1999
                                                     ----           ----                    ----
----------------------------------------------------------------------------------------------------
Nonaccrual loans                                 $   12,493      $   1,046                $   8,464
Restructured loans                                       --          1,283                       --
----------------------------------------------------------------------------------------------------
       Total nonperforming loans                     12,493          2,329                    8,464
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Other real estate                                     2,872          2,691                    2,440
       Total nonperforming assets                $   15,365      $   5,020                $  10,904

Nonperforming assets as a % of
     loans and foreclosed property                     0.61%          0.25%                    0.46%

Net loan charge-offs as a % of
     average loans (annualized)                        0.26           0.57                     0.42

Accruing loans past due 90 days                   $   7,008        $12,328                  $ 6,534

Allowance for loan losses to
     nonperforming loans                               2.05x          9.27x                    2.82x
----------------------------------------------------------------------------------------------------

     Nonaccrual loans increased to $12.5 million as of March 31, 2000 from $8.5 million as of December 31, 1999. The increase was primarily related to two commercial loans, which were placed on nonaccrual during the quarter and in aggregate total $3.8 million. Of the $12.5 million of nonaccrual loans as of March 31, 2000, $9.2 million is comprised of four loans, all of which are current.

     Net loan charge-offs totaled $1.6 million and $2.9 million in the first three months of 2000 and 1999, respectively, or 0.26% and 0.57%, respectively, as an annualized percentage of average loans. Excluding losses on credit card receivables, annualized net loan losses as a percentage of average loans were 0.28% and 0.36% during the first three months of 2000 and 1999, respectively.


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

         On May 6, 1999, plaintiff Kimberly C. McFall filed a gender discrimination lawsuit against the Company in the United States District court for the District of South Carolina. The plaintiff's complaint sought actual and punitive damages in unspecified amounts. The plaintiff was an employee of The Poinsett Bank, F.S.B., a subsidiary of Poinsett Financial Corporation. Poinsett Financial Corporation merged with the Company on September 30, 1998. Following the merger, the plaintiff worked for Carolina First Bank until October 12, 1998. The plaintiff alleged she was on an equal organizational level within The Poinsett Bank, F.S.B. as two males who received more pay and benefits (including change of control benefits) than she received. She further alleged that after she complained about the discrimination, the Company refused to provide her with a job commensurate with her credentials and experience following the merger. The plaintiff claimed she was constructively discharged.

         This lawsuit was vigorously contested. Mediation began in December 1999 and resulted in a settlement in April 2000. Since insurers contributed to the settlement, the Company's contribution to the settlement fund is expected to be less than $150,000.


ITEM 2   CHANGE IN SECURITIES

      None.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS


         Annual Meeting of Shareholders
         ------------------------------
         On April 19, 2000, the Company held its 2000 Annual Meeting of Shareholders. The results of the 2000 Annual Meeting of Shareholders follow.

                                     PART II
                                   (CONTINUED)

         PROPOSAL #1 - ELECTION OF DIRECTORS
         The shareholders approved setting the number of Company directors at 12 persons. The following persons were elected as Directors with the votes indicated.

                                            Voting shares in favor              Withheld
                                            ----------------------
                                                 #              %               Authority
                                                 -              -               ---------
                  M. Dexter Hagy            18,785,209        94.1%             1,178,243
                  H. Earle Russell, Jr.     18,734,288        94.1%             1,179,164
                  William R. Timmons, Jr.   18,005,786        90.4%             1,907,666
                  Samuel H. Vickers         18,261,750        91.7%             1,651,702

         Judd B. Farr, C. Claymon Grimes, Jr., William S. Hummers III, Charles
         B. Schooler, Elizabeth P. Stall, Eugene E. Stone IV, David C. Wakefield III, and Mack I. Whittle, Jr. continued in their present terms as directors.

         PROPOSAL #2 - CHANGE THE COMPANY'S NAME TO THE SOUTH FINANCIAL GROUP, INC.
         The shareholders approved changing the Company's name to The South Financial Group, Inc.

                  Voting shares in favor
                  ----------------------
                       #             %               Against  Abstain
                       -             -               -------  -------
                  19,119,176        96.0%            647,750  146,526

         PROPOSAL #3 - ADOPTION OF THE COMPANY'S AMENDED AND RESTATED FORTUNE 50 PLAN
         The shareholders approved the Company's Amended and Restated Fortune 50 Plan.

                 Voting shares in favor
                 ----------------------
                       #          %                 Against  Abstain  Non-Vote
                       -          -                 -------  -------  --------
                  11,976,957    60.1%               965,708  217,967  6,752,820

         PROPOSAL #4 - ADOPTION OF AMENDMENT NO. 2 TO THE AMENDED AND RESTATED STOCK OPTION PLAN
         The shareholders approved amending the Company's Amended and Restated Stock Option Plan to increase the number of shares of the Company's common stock that may be issued to an aggregate of 2,500,000.

                  Voting shares in favor
                  ----------------------
                      #           %                 Against  Abstain  Non-Vote
                      -           -                 -------  -------  --------
                  11,097,770    55.7%             1,788,292  274,544  6,752,846

         PROPOSAL #5 - ADOPTION OF AMENDMENT NO. 1 TO THE COMPANY'S COMMON STOCK AMENDED DIVIDEND REINVESTMENT PLAN
         The shareholders approved amending the Company's Amended common Stock Dividend Reinvestment Plan to increase the number of shares of the Company's common stock that may be issued to an aggregate of 450,000.

                  Voting shares in favor
                  ----------------------
                       #            %                 Against  Abstain  Non-Vote
                       -            -                 -------  -------  --------
                  11,104,751      55.8%             1,390,254  659,536 6,758,911

                                     PART II
                                   (CONTINUED)

         Special Meeting of Shareholders
         -------------------------------
         On May 1, 2000, the Company held a Special Meeting of Shareholders. The results of the Special Meeting of Shareholders follow.

         PROPOSAL #1 - APPROVAL OF REORGANIZATION AGREEMENT WITH ANCHOR FINANCIAL CORPORATION
         The shareholders approved the Reorganization Agreement dated as of January 10, 2000, providing for the merger of Anchor Financial Corporation with and into a subsidiary of the Company and, in connection therewith, the conversion of shares of common stock of Anchor Financial Corporation into shareholder of common stock of the Company.

         Voting shares in favor
         ----------------------
              #        %                Against    Abstain
                       -                -------    -------
         13,567,333   89.4%           1,555,459     45,241

         PROPOSAL #2 - INCREASE SIZE OF BOARD
                  The shareholders approved increasing the Company's board of directors from twelve members to seventeen members.

         Voting shares in favor
         ----------------------
              #             %                 Against     Abstain
              -             -                 -------     -------
         13,365,780        88.1%            1,716,410      85,843


ITEM 5     OTHER INFORMATION

         Pending Acquisition
         -------------------
         On January 10, 2000, the Company signed a definitive agreement to merge with Anchor Financial, a $1.2 billion institution headquartered in Myrtle Beach, South Carolina. The resulting holding company will have approximately $4.9 billion in assets and 108 branch offices (pre-branch closings) in South Carolina, Florida and North Carolina. The merger agreement provides that Anchor Financial shareholders receive 2.1750 shares of the Company's common stock for each Anchor Financial share. The Company expects to issue approximately 17.6 million shares in connection with this merger. This transaction, which is subject to regulatory approval, will be accounted for using the pooling-of-interests method and is expected to close in the second quarter of 2000.


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K


  (a)    Exhibits
10.1     Amendment 1 to the Company's Amended Common Stock Dividend Reinvestment Plan.

10.2     Amendment 2 to the Company's Amended and Restated Stock Option Plan.

10.3     Amendment to the Company's  Articles of Incorporation as filed with the State of South
         Carolina  Secretary of State.


                                    PART II
                                  (CONTINUED)



11.1     Computation of Basic and Diluted Earnings Per Share.

12.1     Computation of Earnings to Fixed Charges Ratio.

27.1     Financial Data Schedules.

  (b)    Reports on Form 8-K

              The Company filed current reports on Form 8-K dated January 13, 2000 and April 24, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 The South Financial Group, Inc.


                                                  /s/William S. Hummers III
                                                  -------------------------
                                                  William S. Hummers III
                                                  Executive Vice President