Form 10-Q
period 2000-06-30
SOUTH FINANCIAL GROUP INC
filed 2000-08-14
CIK 797871

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

____ TRANSACTION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


Commission file number 0-15083


                         THE SOUTH FINANCIAL GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

South Carolina                                               57-0824914
-------------------------------                              ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

102 South Main Street, Greenville, South Carolina              29601
-------------------------------------------------              -----
(Address of principal executive offices)                    (ZIP Code)

Registrant's telephone number, including area code (864) 255-7900
                                                   --------------

Carolina First Corporation

--------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 10, 2000 was 43,108,509.


CONSOLIDATED  BALANCE SHEETS
The South  Financial  Group and  Subsidiaries
($ in thousands, except share data) (Unaudited)

                                                                                     June 30,                 December 31,
                                                                      -----------------------------------   ----------------
ASSETS                                                                     2000               1999               1999
                                                                      ----------------   ----------------   ----------------

Cash and due from banks...............................              $         194,675  $         140,188  $         138,829
Interest-bearing bank balances........................                         40,116             44,774             28,972
Federal funds sold and resale agreements..............                            400             57,639              3,625
Securities
   Trading............................................                          3,704              1,462              4,668
   Available for sale.................................                        846,491            650,788            887,718
   Held for investment (market value $67,472, $62,416 and
   $71,291, respectively).............................                         67,919             62,621             71,760
                                                                      ----------------   ----------------   ----------------
     Total securities.................................                        918,114            714,871            964,146
                                                                      ----------------   ----------------   ----------------
Loans
   Loans held for sale................................                         11,957             45,311             45,591
   Loans held for investment..........................                      3,575,915          2,982,564          3,251,894
      Less unearned income............................                         (3,170)            (8,276)            (5,765)
      Less allowance for loan losses..................                        (41,742)           (29,846)           (33,756)
                                                                      ----------------   ----------------   ----------------
        Net loans.....................................                      3,542,960          2,989,753          3,257,964
                                                                      ----------------   ----------------   ----------------
Premises and equipment, net...........................                        108,725             81,665             84,863
Accrued interest receivable...........................                         35,426             28,120             31,176
Intangible assets.....................................                        110,675            121,277            113,960
Other assets..........................................                        135,041            120,244            145,121
                                                                      ----------------   ----------------   ----------------
                                                                    $       5,086,132  $       4,298,531  $       4,768,656
                                                                      ================   ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing................................             $         572,395  $         515,384    $       496,428
    Interest-bearing...................................                     3,132,901          2,883,422          2,985,223
                                                                      ----------------   ----------------   ----------------
     Total deposits....................................                     3,705,296          3,398,806          3,481,651
                                                                      ----------------   ----------------   ----------------
  Borrowed funds.......................................                       812,695            348,673            696,236
  Subordinated notes...................................                        36,750             36,594             36,672
  Accrued interest payable.............................                        30,469             18,548             23,108
  Other liabilities....................................                        27,786             32,514             30,399
                                                                      ----------------   ----------------   ----------------
     Total liabilities.................................                     4,612,996          3,835,135          4,268,066
                                                                      ----------------   ----------------   ----------------

Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding none........................                            --                 --                 --
  Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 43,056,873,  43,116,881
    and 43,326,754 shares, respectively................                        43,057             43,117             43,327
  Surplus..............................................                       340,058            340,486            345,309
  Retained earnings....................................                        93,626             89,227            100,298
  Guarantee of employee stock ownership plan debt and nonvested
    restricted stock...................................                        (4,316)            (3,573)            (4,445)
   Accumulated other comprehensive income (loss), net of tax                      711             (5,861)            16,101
                                                                      ----------------   ----------------   ----------------
     Total shareholders' equity.........................                      473,136            463,396            500,590
                                                                      ----------------   ----------------   ----------------
                                                                    $       5,086,132  $       4,298,531  $       4,768,656
                                                                      ================   ================   ================



CONSOLIDATED STATEMENTS OF INCOME
The South Financial Group and Subsidiaries
($ in thousands, except share data) (Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                    --------------------------------      ---------------------------------
                                                           2000            1999                  2000             1999
                                                    --------------------------------      ---------------------------------

Interest Income
  Interest and fees on loans.................          $     81,019  $       67,390        $       156,652  $      132,771
  Interest and dividends on securities.......                14,478          10,036                 29,047          19,839
  Interest on short-term investments.........                   524           1,478                  1,032           2,500
                                                       -------------   -------------         --------------   -------------
    Total interest income....................                96,021          78,904                186,731         155,110
                                                       -------------   -------------         --------------   -------------

Interest Expense
  Interest on deposits.......................                37,786          30,403                 73,410          60,456
  Interest on borrowed funds.................                12,880           4,675                 23,547           8,914
                                                       -------------   -------------         --------------   -------------
    Total interest expense...................                50,666          35,078                 96,957          69,370
                                                       -------------   -------------         --------------   -------------
    Net interest income......................                45,355          43,826                 89,774          85,740

Provision for Loan Losses....................                 8,482           3,985                 12,427           8,618
                                                       -------------   -------------         --------------   -------------
    Net interest income after
      provision for loan losses..............                36,873          39,841                 77,347          77,122
                                                       -------------   -------------         --------------   -------------

Noninterest Income
  Service charges on deposit accounts........                 4,078           3,920                  8,339           7,452
  Mortgage banking income....................                 1,668           1,165                  3,012           2,462
  Fees for investment services...............                 1,508           1,229                  2,866           2,450
  Loan securitization income.................                     -           1,006                      -           1,603
  Gain on sale of securities.................                    92              92                    163             318
  Gain on disposition of equity investments, net                187               -                  2,465          15,471
  Gain on disposition of assets and liabilities                 106               -                    106               -
  Gain on sale of credit cards...............                     -           2,362                      -           2,362
  Other......................................                 3,021           2,775                  6,453           5,103
                                                       -------------   -------------         --------------   -------------
    Total noninterest income.................                10,660          12,549                 23,404          37,221
                                                       -------------   -------------         --------------   -------------

Noninterest Expenses
  Personel expense............................               18,942          16,905                 38,000          34,812
  Occupancy...................................                3,797           2,720                  7,435           5,389
  Furniture and equipment.....................                2,637           2,317                  5,318           4,391
  Amortization of intangibles.................                1,616           1,686                  3,224           3,655
  Restructuring and -related costs......               19,924           3,281                 19,924           3,402
  System conversion costs.....................                  459               -                    839               -
  Charitable contribution to foundation.......                   --               -                     --          11,890
  Other.......................................               10,003           9,991                 20,337          19,490
                                                       -------------   -------------         --------------   -------------
    Total noninterest expenses................               57,378          36,900                 95,077          83,029
                                                       -------------   -------------         --------------   -------------
    Income (loss) before income taxes.........               (9,845)         15,490                  5,674          31,314
Income taxes..................................                 (896)          5,515                  4,221          10,638
                                                       -------------   -------------         --------------   -------------
    Net income (loss).........................       $       (8,949) $        9,975        $         1,453  $       20,676
                                                       =============   =============         ==============   =============

Net Income (Loss) per Common Share:
    Basic....................................        $        (0.21) $         0.23        $          0.03  $         0.49
    Diluted..................................                 (0.21)           0.23                   0.03            0.47
Average Common Shares Outstanding:
    Basic....................................            42,842,124      42,682,425             42,893,484      42,398,234
    Diluted..................................            43,530,646      43,980,307             43,579,836      43,608,504

Cash Dividends Declared per Common Share.....        $         0.10  $         0.09        $          0.20  $         0.18

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
The South Financial Group and Subsidiaries
($ in thousands, except share data) (Unaudited)
                                                                                        Retained   Accumulated
                                              Shares of                                 Earnings     Other
                                                Common    Preferred  Common               and     Comprehensive
                                                Stock       Stock    Stock    Surplus    Other*   Income (Loss)   Total
                                             ------------------------------------------------------------------------------
Balance, December 31, 1998.............        42,372,191    $ --   $ 42,372  $ 338,282  $ 68,081      $ 2,254   $ 450,989

  Net income...........................                --      --         --         --    20,676           --      20,676

  Other comprehensive income, net of tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during
          period, net of tax benefit of $4,322         --      --         --         --        --       (8,026)
       Less:  reclassification adjustment for gains
          included in net income, net of taxes of $48  --      --         --         --        --          (89)
                                                                                                  -------------
    Other comprehensive income.........                --      --         --         --        --       (8,115)     (8,115)
                                                                                                  ------------- -----------
  Comprehensive income.................                --      --         --         --        --                   12,561
                                                                                                                -----------

  Cash dividends declared ($0.18 per common share)     --      --         --         --    (6,140)          --      (6,140)
  Common stock issued pursuant to:
    Sale, conversion, acquisition, retirement
        of stock                                  306,438                306      1,819        --                    2,125
    Repurchase of stock.................          (40,000)     --        (40)      (816)       --           --        (856)
    Acquisition.........................          507,931      --        508      1,779     2,534           --       4,821
    Dividend reinvestment plan..........           29,341      --         29        643        --           --         672
    Employee stock purchase plan........            2,991      --          3         60        --           --          63
    Exercise of stock options and stock warrants   77,794      --         78        214        --           --         292
  Miscellaneous.........................         (139,805)     --       (139)    (1,495)...   503           --      (1,131)

                                             ------------------------------------------------------------------------------
Balance, June 30, 1999..................       43,116,881    $ --   $ 43,117  $ 340,486  $ 85,654     $ (5,861)  $ 463,396
                                             ==============================================================================

Balance, December 31, 1999.............        43,326,754    $ --   $ 43,327  $ 345,309  $ 95,853     $ 16,101   $ 500,590

  Net income...........................                --      --         --         --     1,453           --       1,453

  Other comprehensive income, net of tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during
          period, net of taxes of $7,149               --      --         --         --        --      (12,561)
       Less:  reclassification adjustment for gains
          included in net income, net of taxes
          of $1,332....................                --      --         --         --        --       (2,829)
                                                                                                  -------------
    Other comprehensive loss...........                --      --         --         --        --      (15,390)    (15,390)
                                                                                                  -------------
                                                                                                                -----------
  Comprehensive loss...................                --      --         --         --        --                  (13,937)
                                                                                                                -----------

  Cash dividends declared ($0.20 per common share)     --      --         --         --    (8,145)          --      (8,145)
  Common stock issued pursuant to:
    Repurchase of stock................          (524,600)     --       (525)    (7,783)       --           --      (8,308)
    Acquisition........................                --      --         --         --        --           --           -
    Dividend reinvestment plan.........            61,601      --         62        810        --           --         872
    Employee stock purchase plan.......             9,203      --          9        119        --           --         128
    Restricted stock plan..............            89,792      --         90      1,269    (1,359)          --           -
    Exercise of stock options and stock warrants   94,123      --         94        291        --           --         385
  Miscellaneous........................                --      --         --         43     1,508           --       1,551

                                             ------------------------------------------------------------------------------
Balance, June 30, 2000.................        43,056,873      $ -- $ 43,057  $ 340,058  $ 89,310        $ 711   $ 473,136
                                             ==============================================================================

* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

CONSOLIDATED STATEMENTS OF CASH FLOWS
The South Financial Group and Subsidiaries
(in thousands, except share data)
(unaudited)

                                                                                       Six Months Ended June 30,
                                                                                       ----------------------------
                                                                                           2000              1999
                                                                                       -----------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................................                              $      1,453      $     20,676
Adjustments to reconcile net income to net cash provided by operations
    Depreciation........................................                                     3,877             3,070
    Amortization of intangibles.........................                                     3,224             3,655
    Charitable contribution to foundation...............                                         -            11,890
    Provision for loan losses...........................                                    12,427             8,618
    Gain on sale of securities..........................                                      (163)             (318)
    Gain on disposition of equity investments...........                                    (2,465)          (15,471)
    Gain on sale of assets and liabilities..............                                      (106)                -
    Gain on sale of credit cards........................                                         -            (2,362)
    Gain on sale of mortgage loans......................                                      (186)             (725)
    Trading account assets, net.........................                                     1,131             2,273
    Originations of mortgage loans held for sale........                                  (127,026)         (267,556)
    Sale of mortgage loans held for sale................                                   160,846           238,639
    Other assets, net...................................                                     5,096           (17,834)
    Other liabilities, net..............................                                     9,672             4,792
                                                                                      ------------       -----------
      Net cash provided by (used for) operating activities                                  67,780           (10,653)
                                                                                      ------------       -----------

CASH FLOW FROM INVESTING ACTIVITIES
Increase (decrease) in cash realized from
    Interest-bearing bank balances......................                                   (11,144)           18,296
    Federal funds sold and resale agreements............                                     3,225           (31,473)
    Sale of securities available for sale...............                                     3,498           147,167
    Maturity of securities available for sale...........                                    29,178           152,822
    Maturity of securities held for investment..........                                    10,334            24,226
    Purchase of securities available for sale...........                                   (14,781)         (318,285)
    Purchase of securities held for investment..........                                    (6,793)           (5,289)
    Origination of loans, net...........................                                  (333,589)         (183,702)
    Sale of credit cards................................                                         -            65,624
    Capital expenditures, net...........................                                   (23,622)           (2,612)
    Acquisitions accounted for under the purchase
       method of accounting.............................                                         -            21,330
    Disposition of equity investments...................                                     4,255             4,389
    Disposition of assets and liabilities, net..........                                    (6,753)                -
                                                                                      ------------       -----------
      Net cash used for investing activities............                                  (346,192)         (107,507)
                                                                                      ------------       -----------

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in cash realized from
    Increase in deposits, net...........................                                   230,895            48,760
    Borrowed funds, net.................................                                   116,459            49,379
    Cash dividends paid.................................                                    (6,411)           (6,093)
    Repurchase of common stock..........................                                    (8,308)                -
    Other common stock activity.........................                                     1,623               716
                                                                                      ------------      ------------
      Net cash provided by financing activities.........                                   334,258            92,762
                                                                                      ------------      ------------
Net change in cash and due from banks...................                                    55,846           (25,398)
Cash and due from banks at beginning of year............                                   138,829           165,586
                                                                                      ------------      ------------
Cash and due from banks at end of year..................                              $    194,675      $    140,188
                                                                                      ============      ============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of these policies is included in the 1999 Annual Report on Form 10-K.

(2)  STATEMENTS OF CASH FLOWS

     Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized, amounted to approximately $89.6 million and $72.2 million for the six months ended June 30, 2000 and 1999, respectively. Income tax payments of $10.6 million and $7.5 million were made for the six months ended June 30, 2000 and 1999, respectively.

(3)  BUSINESS COMBINATIONS

     On June 6, 2000, the Company completed the merger with Anchor Financial Corporation ("Anchor Financial"), headquartered in Myrtle Beach, South Carolina. The Company acquired all the outstanding common shares of Anchor Financial in exchange for 17,674,244 shares of the Company's common stock. Each share of Anchor Financial stock was exchanged for 2.175 shares of the Company's common stock. At March 31, 2000, Anchor Financial had total assets of approximately $1.2 billion, loans of approximately $873 million, and deposits of approximately $1.0 billion with 33 branch locations in South Carolina and North Carolina.

     The Anchor Financial transaction has been accounted for as a pooling-of-interests combination and, accordingly, the Company's consolidated financial statements for all prior periods have been restated to include the accounts and results of operations of Anchor Financial, except for cash dividends declared per common share.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                              Three Months Ended March 31,
                                              ----------------------------
                                                2000              1999
                                                ----              ----
                                         ($ in thousands, except per share data)
         Net interest income:
            The Company                        $31,505          $28,976
            Anchor Financial                    12,914           12,925
            Combined                           $44,419          $41,901

         Net income:
            The Company                       $  6,568         $  7,035
            Anchor Financial                     3,834            3,666
            Combined                           $10,402          $10,701

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2000             1999
                                                  ----             ----
                                         ($ in thousands, except per share data)

         Basic income per common share:
            The Company                        $   0.26         $   0.29
            Anchor Financial                       0.48             0.46
            Combined                               0.24             0.25


         Diluted income per common share:
            The Company                        $   0.26         $   0.28
            Anchor Financial                       0.46             0.44
            Combined                               0.24             0.25

(4)  RESTRUCTURING AND MERGER-RELATED COSTS

     In connection with the Anchor Financial merger, the Company recorded restructuring and merger-related costs of approximately $19.9 million. The following table indicates the primary components of these charges, including the amounts incurred through June 30, 2000, and the amounts remaining as accrued expenses in other liabilities at June 30, 2000.

                                          Total
                                      Restructuring             Paid              Remaining
                                       And Merger-             Through            Accrual at
                                     Related Costs          June 30, 2000       June 30, 2000
                                     -------------          -------------       -------------
                                                          ($ in thousands)

      Severance costs                   $  3,455          $     441                $3,014
      Contract termination costs           6,552              5,136                 1,416
      Investment banking fees              7,026              7,026                    --
      Professional fees                    1,445              1,445                    --
      System conversion and
        write-off of obsolete assets         344                344                    --
      Other merger costs                   1,102              1,102                    --
                                         -------            -------               -------
      Total                              $19,924            $15,494                $4,430

     The severance costs include accruals for payments made in connection with the involuntary termination of approximately 88 employees who had been notified that their positions were redundant within the combined organizations. Management expects payments for the remaining accrual to be substantially made during 2000. The contract termination costs are primarily comprised of payments required to be made to certain executives of Anchor Financial pursuant to their employment contracts.

(5)  SECURITIES

     The net unrealized gain on securities available for sale, net of tax decreased $15.4 million for the six months ended June 30, 2000. The Company began recording its investment in Net.B@nk, Inc. at market value effective July 31, 1999, or one year prior to the termination of restrictions on the sale of these securities.

(6)  COMMON STOCK

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

(7)  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management based on consultation with legal counsel, any outcome of such pending litigation would not materially affect the Company's consolidated financial position or results of operations.

(8)  BUSINESS SEGMENTS

     The Company has seven wholly-owned operating subsidiaries which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. One of these subsidiaries, Carolina First Bank, qualifies as a separately reportable operating segment. Carolina First Bank offers products and services primarily to customers in South Carolina and North Carolina. Revenues for Carolina First Bank are derived primarily from interest and fees on loans, interest on investment securities and service charges on deposits.

         The following table summarizes certain financial information concerning the Company's reportable operating segments at and for the six months ended June 30, 2000 ($ in thousands):

                                        Carolina First                      Eliminating
                                            Bank              Other         Entries (1)         Total
June 30, 2000


Income Statement Data
     Total revenue                         $178,497         $52,137         ($20,499)       $210,135
      Net interest income                    77,481          12,325              (32)         89,774
      Provision for loan losses               9,684           2,743               --          12,427
      Noninterest income                     16,155          25,153          (17,904)         23,404
           Mortgage banking income             (780)          3,758               34           3,012
      Noninterest expenses                   80,167          32,845          (17,935)         95,077
            Amortization                      2,760             464               --           3,224
      Net income                                805             648               --           1,453

Balance Sheet Data
      Total assets                       $4,403,264      $1,269,076        ($586,208)     $5,086,132
       Loans - net of unearned income     3,040,551         544,151               --       3,584,702
       Allowance for loan losses             35,017           6,725               --          41,742
       Intangibles                           94,904          15,771               --         110,675
       Deposits                           3,164,768         555,029          (14,501)      3,705,296


                                       Carolina First                       Eliminating
                                            Bank              Other         Entries (1)       Total
June 30, 1999

Income Statement Data

     Total revenue                         $163,236         $32,871          ($3,776)       $192,331
      Net interest income                    76,413           9,327               --          85,740
      Provision for loan losses               7,424           1,194               --           8,618
      Noninterest income                     24,572          15,445           (2,796)         37,221
           Mortgage banking income           (1,346)          3,808               --           2,462
      Noninterest expenses                   59,695          26,130           (2,796)         83,029
            Amortization                      2,961             694               --           3,655
      Net income                             21,090            (414)              --          20,676

Balance Sheet Data
     Total assets                        $3,814,500        $874,600        ($390,569)     $4,298,531
     Loans - net of unearned income       2,725,927         293,672               --       3,019,599
     Allowance for loan losses               23,856           5,990               --          29,846
     Intangibles                            104,802          16,475               --         121,277
     Deposits                             3,024,744         389,502          (15,440)      3,398,806


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of The South Financial Group, Inc. (the "Company") on Form 10-K for the year ended December 31, 1999. Results of operations for the six month period ended June 30, 2000 are not necessarily indicative of results to be attained for any other period.

     The Company, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institution holding company, which commenced banking operations in December 1986, and currently conducts business through 82 locations in South Carolina and North Carolina and 13 locations in northern and central Florida. The Company operates through the following principal subsidiaries: Carolina First Bank, a South Carolina state-chartered commercial bank; Citrus Bank, a Florida state-chartered commercial bank; Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking company; and Carolina First Bank, F.S.B., a Federal savings bank which operates Bank CaroLine (an Internet bank). Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers.

     Effective April 24, 2000, the Company changed its corporate name to The South Financial Group, Inc. and began trading under a new Nasdaq market symbol, "TSFG."

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those in such statements. Those factors include, but are not limited to, the following: risks from changes in economic, monetary policy and industry conditions; changes in interest rates and deposit rates; inflation; risks inherent in making loans including repayment risks and value of collateral; loan growth; adequacy of the allowance for loan losses and the assessment of problem loans; fluctuations in consumer spending; the demand for the Company's products and services; dependence on senior management; technological changes; ability to increase market share; expense projections; system conversion costs; costs associated with new buildings; acquisitions; risks, realization of costs savings, and total financial performance associated with the Company's merger with Anchor Financial Corporation; changes in accounting policies and practices; costs and effects of litigation; and recently-enacted or proposed legislation.

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

MERGER WITH ANCHOR FINANCIAL CORPORATION

     On June 6, 2000, the Company completed the merger with Anchor Financial Corporation ("Anchor Financial"), a South Carolina corporation headquartered in Myrtle Beach, South Carolina, whose principal operating subsidiary was The Anchor Bank. The Company acquired all the outstanding common shares of Anchor Financial in exchange for 17,674,244 shares of the Company's common stock. Each share of Anchor Financial stock was exchanged for 2.175 shares of the Company's common stock. The Anchor Financial transaction has been accounted for as a pooling-of-interests combination and, accordingly, the Company's historical financial information for all prior periods has been restated to include the accounts and results of operations of Anchor Financial, except for cash dividends declared per common share.

     During the second quarter of 2000, the Company incurred one-time pre-tax restructuring and merger-related costs of $19.9 million in connection with the Anchor Financial merger. In addition to the $19.9 million, during the second quarter of 2000, the Company also included an additional provision for loan losses of $3.0 million to apply the Company's reserve analysis methodology to Anchor Financial's loan portfolio. In connection with the Anchor Financial merger, the Company plans to restructure the investment portfolio to generate higher investment yields. Losses related to the sale of various securities and other restructuring and merger-related charges are anticipated to be approximately $10 million during the third quarter of 2000.

     On July 10, 2000, the Company completed the system conversion for Anchor Financial and its subsidiary, The Anchor Bank. Effective with the system conversion, The Anchor Bank offices began operating as Carolina First Bank offices. In addition, the Company consolidated 11 offices and closed Anchor Financial's operations center.

SALE OF BRANCH OFFICES

     The Company has sold offices in Prosperity, South Carolina (effective June 23, 2000) and Saluda, South Carolina (effective July 3, 2000). The Company also has an agreement to sell the Nichols, South Carolina office, which is expected to close in August 2000 subject to regulatory approval, among other conditions.

EQUITY INVESTMENTS

Investment in Net.B@nk, Inc.

     At June 30, 2000, the Company owned 2,265,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 7.6% of the outstanding shares. The Company's investment in Net.B@nk, which is included in securities available for sale and has a basis of approximately $629,000, had a pre-tax market value of approximately $28.2 million as of June 30, 2000. During the second quarter of 2000, the Company sold 150,000 shares of Net.B@nk stock resulting in a pre-tax gain of $1.9 million. The Company's shares of Net.B@nk common stock are "restricted" securities, as that term is defined in federal securities law.

INVESTMENT IN AFFINITY TECHNOLOGY GROUP, INC.

     At June 30, 2000, the Company, through its subsidiary Blue Ridge Finance Company, Inc. ("Blue Ridge"), owned 1,753,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant"). In March 2000, the Company sold 775,000 shares of Affinity common stock for a pre-tax gain of approximately $2.3 million.

     These Affinity shares and the shares represented by the Affinity Warrant constitute approximately a 16% ownership in Affinity. As of June 30, 2000, the investment in Affinity's common stock, which is included in securities available for sale and has a basis of approximately $111,000, was recorded at its pre-tax market value of approximately $2.0 million. The Affinity Warrant was not reported on the Company's balance sheet as of June 30, 2000.

     The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities laws.

INVESTMENTS IN COMMUNITY BANKS

     As of June 30, 2000, the Company had equity investments in the following 14 community banks located in the Southeast: CNB Florida Bancshares, Inc.; Capital Bank; Carolina Bank; Coastal Banking Company, Inc.; Community Capital Corporation; First Reliance Bank; FirstSpartan Financial Corporation; Florida Banks, Inc.; Greenville First Bancshares, Inc.; SouthBanc Shares, Inc.; High Street Banking Company; Marine Bancshares; People's Community Capital Corp.; and Trinity Bank. In each case, the Company owns less than 5% of the community bank's outstanding common stock. As of June 30, 2000, equity investments in the community banks listed above, included in securities available for sale with a basis of approximately $10.8 million, were recorded at pre-tax market value of approximately $8.4 million. The Company has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast.

     As a result of the Company's merger with Anchor Financial, the Company has an investment in Rock Hill Bank & Trust. The investment, which is included in securities available for sale and has a basis of approximately $3.1 million, had a pre-tax market value of approximately $5.0 million as of June 30, 2000.

CF INVESTMENT COMPANY

     In September 1997, the Company's subsidiary, CF Investment Company, became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company is a wholly-owned subsidiary of Blue Ridge. CF Investment Company's principal focus is investing in companies that have a bank-related technology or service the Company and its subsidiaries can use. As of June 30, 2000, CF Investment Company had invested approximately $2.2 million (principally in the form of loans) in companies specializing in electronic document management, telecommunications and Internet-related services.

     CF Investment Company's loans represent a higher credit risk to the Company due to the start up nature of these companies. During the second quarter of 2000, the Company incurred a $1.7 million loss on disposition of an investment in an Internet service provider that ceased operations due to cash flow problems.

EARNINGS REVIEW

OVERVIEW

     Net loss, including merger-related charges and non-recurring items, for the three month period ended June 30, 2000 was $8.9 million, or $0.21 per diluted share. This loss included pre-tax restructuring and merger-related costs of $19.9 million and an additional provision for loan losses of $3.0 million
(pre-tax) to apply the Company's reserve analysis methodology to Anchor Financial's loan portfolio. These charges decreased net income by $17.8 million (after-tax), or $0.41 per diluted share. Other non-recurring items, on a pre-tax basis, during the second quarter of 2000 included a $1.9 million gain on the sale of Net.B@nk stock, a $1.7 million write-off of an investment in an Internet service provider, a $106,000 gain on the sale of the Prosperity branch office and system conversion costs of $459,000. These nonrecurring items, excluding the merger-related charges, decreased net income by $113,000, or approximately $0.01 per diluted share. Net income for the three months ended June 30, 1999 was $10.0 million, or $0.23 per diluted share.

     Net income for the first six months of 2000, including merger-related charges and non-recurring items, was $1.5 million, or $0.03 per diluted share compared with $20.7 million, or $0.47 per diluted share, for the first six months of 1999. The decrease was primarily attributable to expenses related to the merger of Anchor Financial incurred during the second quarter of 2000.

     At June 30, 2000, the Company had approximately $5.1 billion in assets, $3.6 billion in loans, $3.7 billion in deposits and $473.1 million in shareholders' equity. At June 30, 2000, the Company's ratio of nonperforming assets to loans and other real estate owned was 0.61%.

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

     Fully tax-equivalent net interest income increased $4.5 million, or 5%, to $91.1 million in the first six months of 2000 from $86.6 million in the first six months of 1999. The increase resulted from a higher level of average earning assets partially offset by a lower net interest margin. Average earning assets increased $586.2 million, or 16%, to approximately $4.3 billion in the first six months of 2000 from $3.8 billion in the first six months of 1999. This increase resulted from internal loan growth and an increased level of investment securities. Average loans, net of unearned income, were $3.4 billion in the first six months of 2000 compared with $3.0 billion in the first six months of 1999. Average investment securities were $895.1 million and $678.7 million in the first six months of 2000 and 1999, respectively. The majority of the increase in average investment securities was attributable to the match funding in December 1999 of approximately $200 million in mortgage-backed securities with approximately $200 million in Federal Home Loan Bank borrowings.

     The net interest margin of 4.22% for the first half of 2000 was lower than the margin of 4.65% for the first half of 1999. The net interest margin remained consistent from the first quarter of 2000 to the second quarter of 2000 with margins of 4.21% and 4.22%, respectively. The decline in the net interest margin from the prior year was due primarily to two reasons. First, loan growth exceeded deposit growth creating the need for alternative funding sources, including Bank CaroLine. These alternative funding sources generally have higher interest rates. Second, as a result of higher interest rates, increases in funding costs, particularly certificates of deposits, have outpaced increases in loan yields.

     In September 1999, the Company introduced Bank CaroLine, an Internet bank offered as a service of Carolina First Bank, F.S.B. Deposit rates for Bank CaroLine are generally higher than those offered by the Company's other subsidiary banks to reflect the lower cost structure associated with operating on the Internet. Accordingly, as deposits build for Bank CaroLine, the Company expects the cost of deposits on a consolidated basis to continue to increase. As of June 30, 2000, total deposits for Bank CaroLine were approximately $138 million.

     Increases in the prime interest rate, which increased 0.50% during the second half of 1999 and 1.00% during the first half of 2000, had a positive impact on the yield on earning assets. Variable rate loans immediately repriced upward with the increases in the prime interest rate. The overall yield on commercial loans (including both fixed and variable rate loans) during the first six months of 2000 was 9.09% compared with 8.55% for the first six months of 1999. The yield on investment securities also increased from 6.16% for the first half of 1999 to 6.69% for the first half of 2000.

     During the third quarter of 2000, in connection with the Anchor Financial merger, the Company expects to restructure 10% to 15% of the combined investment portfolio to generate higher investment yields.

PROVISION FOR LOAN LOSSES

     The provision for loan losses increased to $12.4 million for the first six months of 2000 compared with $8.6 million for the first six months of 1999. During the second quarter of 2000, the Company added approximately $3 million to the allowance for loan losses through a charge to the provision to apply the Company's reserve analysis methodology to Anchor Financial's loan portfolio. As a percentage of average loans, the net charge-off ratio was 0.26% for the first six months of 2000 compared with 0.41% for the same period last year.

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

NONINTEREST INCOME

     Noninterest income, including nonrecurring gains, decreased to $23.4 million in the first six months of 2000 from $37.2 million in the first six months of 1999. Noninterest income in the first half of 2000 included several nonrecurring, pre-tax gains including approximately $2.3 million related to the sale of 775,000 shares of Affinity stock, $1.9 million related to the sale of 150,000 shares of Net.B@nk stock, and $106,000 related to the sale of the Prosperity branch office. These gains were partially offset by a $1.7 million write-off of an investment in an Internet service provider (see "CF Investment Company"). Noninterest income in the first half of 1999 included nonrecurring, pre-tax gains of $15.1 million (primarily offset by a $11.9 million contribution to the Carolina First Foundation) related to the sale of Net.B@nk stock, approximately $412,000 related to the sale of stock in Corporate Solutions International (a company that develops automated credit decision systems) and a $2.4 million gain on the sale of credit cards. Excluding these nonrecurring gains, noninterest income increased $1.4 million to $20.8 million during the first six months of 2000 from $19.4 million for the first six months of 1999. This increase was primarily attributable to higher service charges on deposit accounts, mortgage banking income and fees for investment services, partially offset by lower loan securitization income.

     Service charges on deposit accounts, the largest contributor to noninterest income, rose 12% to $8.3 million in the first six months of 2000 from $7.5 million for the same time period in 1999. Average deposits for the same period increased 7%. The increase in service charges was attributable to attracting new transaction accounts and improved collection of fees. Effective July 1, 1999, certain deposit service charges were increased to reflect competitive pricing.

     Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first six months of 2000 increased 20% to $3.0 million from $2.5 million in the first six months of 1999.

     Mortgage originations totaled $157 million and $220 million in the first six months of 2000 and 1999, respectively. The decrease in 2000 resulted primarily from lower levels of activity due to increases in mortgage loan rates. Similarly, fewer mortgage loans were sold with sales of $81 million for the first half of 2000 and $190 million for the first half of 1999.

     CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At June 30, 2000, CF Mortgage was servicing or subservicing loans having an aggregate principal balance of approximately $2.3 billion. Fees related to the servicing portfolio from non-affiliated companies are offset by the related amortization for the mortgage servicing rights and subservicing payments. In the first half of 2000, the increase in interest rates led to lower amortization of mortgage servicing rights due to lower prepayment rates. Servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

     Fees for investment services in the first six months of 2000 and 1999 were $2.9 million and $2.5 million, respectively. Fees collected by Carolina First Securities, Inc. ("CF Securities"), a full service brokerage subsidiary, increased to $407,000 for the first six months of 2000, compared with $240,000 for the first six months of 1999. CF Securities offers a complete line of investment products and services, including mutual funds, stocks, bonds and annuities. At June 30, 2000 and 1999, the market value of assets administered by Carolina First Bank's trust department totaled approximately $734.7 million and $780.8 million, respectively.

         During the first six months of 1999, the Company had income of $1.6 million from its interests in the credit card and commercial real estate loan trusts. With the sale of the Company's credit cards and the termination of the credit card trust on May 17, 1999, loan securitization income related to credit cards ceased during the second quarter of 1999. The commercial real estate loan trust was terminated with the pay-off of the loans in the fourth quarter of 1999. Accordingly, no loan securitization income was realized in the first half of 2000.

         Other noninterest income totaled $6.5 million in the first half of 2000, compared with $5.1 million in the first half of 1999. This increase was primarily due to the establishment of a bank-owned life insurance program initiated during the second quarter of 1999 as well as higher debit card income and merchant processing fees.

NONINTEREST EXPENSES

         Noninterest expenses, including nonrecurring items, increased to $95.1 million in the first six months of 2000 from $83.0 million in the first six months of 1999. Noninterest expenses in the first half of 2000 included $19.9 million in nonrecurring restructuring and merger-related costs (see "Merger of Anchor Financial Corporation") and $839,000 in system conversion costs (see "System Conversion"). For details on restructuring and merger-related costs, see
Note 4 to the Consolidated Financial Statements. Noninterest expenses in the first half of 1999 included a nonrecurring charitable contribution in the form of Net.B@nk common stock, valued at approximately $11.9 million, which was made to the Carolina First Foundation, as well as $3.4 million in merger-related costs. Excluding these nonrecurring expenses, noninterest expenses increased $6.6 million from the first six months of 1999 to the first six months of 2000. The majority of the increase related to increases in personnel, technology and space to support the Company's current and future growth.

         Salaries, wages and employee benefits increased to $38.0 million in the first six months of 2000 from $34.8 million in the first six months of 1999. Full-time equivalent employees decreased to 1,481 at June 30, 2000 from 1,514 at June 30, 1999. The Company expects the number of full-time equivalent employees to continue to decline during the third quarter of 2000 in connection with the elimination of redundant positions associated with the Anchor Financial merger. The staffing cost increases were primarily due to the costs of expanding in existing and new markets, operational support to promote growth, restricted stock awards, and additional management and technical expertise.

         Occupancy and furniture and equipment expenses increased $3.0 million to $12.8 million in the first six months of 2000 from $9.8 million in the first six months of 1999. This increase resulted principally from lease payments associated with two new buildings and the transition to a common computer platform and new core operating system.

         Amortization of intangibles decreased to $3.2 million in the first half of 2000 from $3.7 million in the first half of 1999. The decrease was due to the sale of four branches, previously acquired through mergers accounted for as purchase transactions, in the last half of 1999. Upon completion of these branch sales, the related intangible assets were written off resulting in lower amortization of intangibles. This lower level of amortization is expected to continue.

         Other noninterest expenses increased $847,000 to $20.3 million in the first six months of 2000 from $19.5 million in the first six months of 1999. The overall increase in other noninterest expenses was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest items of other noninterest expense were telecommunications, advertising, professional fees, travel, stationery, supplies and printing.

COMPARISON FOR THE QUARTERS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         The Company reported a net loss of $8.9 million, or $0.21 per diluted share, in the second quarter of 2000 which includes merger-related charges and other nonrecurring items. This loss is compared with income of $10.0 million, or $0.23 per diluted share, in the second quarter of 1999. Non-recurring items during the second quarter of 2000 included $19.9 million of pre-tax merger related charges (see "Merger of Anchor Financial Corporation"), $3.0 million in additional provision expense (see "Provision for Loan Losses"), a $1.9 million gain on the sale of Net.B@nk stock (see "Investment in Net.B@nk, Inc."), a $1.7 million write-off of an investment in an Internet service provider (see "Noninterest Income") and a $106,000 gain on the sale of the Prosperity branch office. Net income in the second quarter of 1999 included a nonrecurring, pre-tax gain of $2.4 million on the sale of credit cards and $3.3 million in merger-related charges. Excluding the merger-related charges and nonrecurring items, net income was $8.9 million, or $0.21 per diluted share, in the second quarter of 2000 compared with $10.6 million in the second quarter of 1999. The decrease in net income was a result of increases in noninterest expenses partially offset by increases in net interest income and noninterest income.

         Net interest income increased $1.6 million to $45.4 million for the three months ended June 30, 2000 from $43.8 million for the comparable period in 1999. This increase was attributable to a higher level of average earning assets. Earning assets averaged $4.4 billion and $3.8 billion in the second quarters of 2000 and 1999, respectively. The second quarter 2000 net interest margin decreased to 4.22%, compared with 4.62% for the second quarter of 1999. The lower net interest margin in the second quarter of 2000 resulted from higher cost of funds partially offset by higher earning asset yields (see "EARNINGS REVIEW - Net Interest Income").

         Noninterest income, excluding the net gains on the disposition of assets, liabilities and equity investments, increased $180,000 to $10.4 million for the second quarter of 2000 compared with $10.2 million, excluding the $2.4 million gain on the sale of credit cards, in the second quarter of 1999. Service charges on deposit accounts increased to $4.1 million in the second quarter of 2000 compared with $3.9 million in the second quarter of 1999. This increase was due to attracting new transaction accounts and improved collection results. Loan securitization income related to credit cards was $666,000 in the second quarter of 1999. Loan securitization income related to credit cards ceased due to the termination of the credit card trust during the second quarter of 1999. Loan securitization income related to the commercial real estate loan trust was $340,000 in the second quarter of 1999. The commercial real estate loan trust was terminated with the pay-off of the loans in the fourth quarter of 1999. Other noninterest income for the second quarter of 2000 increased $246,000 primarily due to increased merchant processing fees.

         Noninterest expenses, excluding restructuring and merger-related costs of $19.9 million and system conversion costs of $459,000, increased to $37.0 million for the three months ended June 30, 2000 from $33.6 million, excluding merger-related costs, for the three months ended June 30, 1999. Personnel expense increased from $16.9 million for the second quarter of 1999 to $18.9 million for the second quarter of 2000 due to mergers and the hiring of additional employees as a result of expansion in existing and new markets. Occupancy and furniture and equipment expense increased $1.4 million to $6.4 million during second quarter 2000 from $5.0 million during second quarter 1999. Amortization of intangibles decreased from $1.7 million in the second quarter of 1999 to $1.6 million in the second quarter of 2000 due to the sale of four branches, previously acquired through mergers accounted for as purchase transactions, in the last half of 1999. Other noninterest expenses were $10.0 million in the second quarter of both 2000 and 1999.

BALANCE SHEET REVIEW

LOANS

         Loans are the largest category of earning assets and produce the highest yields. The Company's loan portfolio consists of commercial real estate loans, commercial loans, consumer loans and one-to-four family residential mortgage loans. Substantially all borrowers are located in South Carolina, Florida and North Carolina with concentrations in the Company's market areas. At June 30, 2000, the Company had total loans outstanding of $3.6 billion that equaled approximately 97% of the Company's total deposits and approximately 70% of the Company's total assets.

         Table 1 provides a summary of loans outstanding by category. Effective with the system conversion in June 2000, the Company reclassified certain loans due to the enhanced capability of analyzing loans by purpose and by collateral. Accordingly, the June 30, 2000 composition presented below may not be comparable with the earlier periods presented. For example, the construction category as of June 30, 2000 included commercial construction, which was previously included in commercial and industrial secured by real estate.

TABLE 1

LOAN PORTFOLIO COMPOSITION
(dollars in thousands)


---------------------------------------------------------------------------------------------------------------
                                                                         June 30,                December 31,
                                                                         --------                ------------
                                                                  2000            1999                1999
---------------------------------------------------------------------------------------------------------------
Residential mortgage (1-4 Family).............................$     912,588  $     641,320       $     729,522
Construction..................................................      432,424        173,060             221,683
Commercial and industrial.....................................      560,217        511,331             536,542
Commercial and industrial secured by real estate..............    1,216,881      1,279,664           1,336,491
Consumer......................................................      426,864        335,334             396,358
Credit cards..................................................       18,591         15,700              15,798
Lease financing receivables...................................        8,350         26,155              15,500
                                                                      -----         ------              ------
Loans held for investment.....................................    3,575,915      2,982,564           3,251,894
Loans held for sale...........................................       11,957         45,311              45,591
                                                                     ------         ------              ------
Gross loans...................................................    3,587,872      3,027,875           3,297,485
Less unearned income..........................................        3,170          8,276               5,765
Less allowance for loan losses................................       41,742         29,846              33,756
                                                                     ------         ------              ------
Net loans.....................................................$   3,542,960  $   2,989,753          $3,257,964
                                                              =============  =============          ==========
--------------------------------------------------------------------------------------------

         The Company's loans, net of unearned income, increased $565.1 million, or 19%, to approximately $3.6 billion at June 30, 2000 from $3.0 billion at June 30, 1999 and increased $293.0 million from approximately $3.3 billion at December 31, 1999. Excluding loans originated by correspondents, approximately $81 million of residential mortgage loans were sold in the first six months of 2000. Adjusting for the 2000 loan sales, internal loan growth was approximately $374 million, or an annualized rate of 23%, during the first half of 2000. Approximately $80 million of the loan growth in the first half of the year was attributable to the Citrus Bank markets in Florida. In addition, the Company's consumer loans increased significantly due primarily to the expansion of indirect lending in South Carolina and Florida.

         For the first half of 2000, the Company's loans averaged $3.4 billion with a yield of 9.23%, compared with $3.0 billion and a yield of 9.07% for the same period in 1999. Selling the credit card portfolio in the second quarter of 1999 lowered the average loan yield. This decrease was offset by increases in variable rate loans related to prime interest rate increases that have occurred since June 30, 1999. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

ALLOWANCE FOR LOAN LOSSES

         The adequacy of the allowance for loan losses (the "Allowance") is analyzed on a quarterly basis. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The methodology employed for this analysis is as follows.

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

         This methodology, first adopted for the March 31, 2000 analysis, develops a range of probable loss levels rather than a single, best-guess estimate. This change in methodology did not alter management's conclusion as to the adequacy of the Allowance.

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

         The Allowance totaled $41.7 million, or 1.17% of loans held for investment net of unearned income at June 30, 2000, compared with $29.8 million, or 1.00%, at June 30, 1999. At December 31, 1999, the Allowance was $33.8 million, or 1.04% of loans held for investment net of unearned income. During the second quarter of 1999, the Allowance was reduced $3.0 million as a consequence of the sale of the credit card portfolio. The Allowance was increased approximately $3.0 million during the second quarter of 2000 to apply the Company's reserve analysis methodology to Anchor Financial's loan portfolio.

         Table 2 presents changes in the allowance for loan losses.

TABLE 2

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)
                                                                                                     At and for
                                                           At and for the six months               the year ended
                                                                   ended June 30,                   December 31,
                                                                   --------------                   ------------
                                                                2000            1999                  1999
----------------------------------------------------------------------------------------------------------------
Balance at beginning of period                              $    33,756     $   29,812           $      29,812
Purchase accounting acquisitions                                     --            408                     408
Allowance adjustment for credit card sale                            --         (2,977)                 (2,977)
Provision for loan losses                                        12,427          8,618                  18,273
Charge-offs:
         Credit cards                                                --         (1,539)                 (1,852)
         Bank loans, leases & Blue Ridge loans                   (5,638)        (5,524)                (11,950)
Recoveries                                                        1,197          1,048                   2,042
---------------------------------------------------------------------------------------------------------------
         Net charge-offs                                         (4,441)        (6,015)                (11,760)
---------------------------------------------------------------------------------------------------------------
Allowance at end of period                                  $    41,742     $   29,846           $      33,756
===============================================================================================================

         The following summarizes impaired loan information as of June 30:

                                                                                        2000              1999
                                                                                        ----              ----
                                                                                            ($ in thousands)
         Impaired loans.............................................................$    16,763      $     2,190
         Related allowance..........................................................      4,424              524

         Recognized interest income.................................................$       170               67
         Foregone interest..........................................................        483               44

         The average recorded investment in impaired loans for the six months ended June 30, 2000 and June 30, 1999 was approximately $13.1 million and $1.9 million, respectively.

SECURITIES

         At June 30, 2000, the Company's investment portfolio totaled $918.1 million, up $203.2 million from the $714.9 million invested as of June 30, 1999 and down $46.0 million from the $964.1 million invested as of December 31, 1999. A significant portion of the increase in investment securities in 1999 was attributable to the match funding in December 1999 of approximately $200 million in mortgage-backed securities with approximately $200 million in Federal Home

Loan Bank borrowings. In addition, effective July 31, 1999, the Company began recording its investment in Net.B@nk at market value, which was approximately $28.2 million at June 30, 2000, down from $44.7 million as of December 31, 1999 (see "EQUITY INVESTMENTS - Investment in Net.B@nk, Inc.").

         Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $895.1 million in the first half of 2000, 32% above the average of $678.7 million in the first half of 1999. The average portfolio yield increased to 6.69% in the first six months of 2000 from 6.16% in the first six months of 1999. The portfolio yield increased as a result of increasing interest rates. The mix of securities also shifted by reinvesting maturing securities in higher yielding agencies and mortgage-backed securities. The composition of the investment portfolio as of June 30, 2000 follows: mortgage-backed securities 48%, treasuries and agencies 32%, other securities 11%, and states and municipalities 9%.

         During the third quarter of 2000, in connection with the Anchor Financial merger, the Company expects to restructure 10 to 15% of the combined investment portfolio to generate higher investment yields.

INTANGIBLE ASSETS AND OTHER ASSETS

         The intangible assets balance at June 30, 2000 of $110.7 million consisted of goodwill of $102.8 million and core deposit balance premiums of $7.9 million. The intangible assets balance at June 30, 1999 of $121.3 million consisted of goodwill of $111.1 million and core deposit balance premiums of $10.2 million.

         At June 30, 2000, other assets included other real estate owned of $3.4 million and mortgage servicing rights of $26.7 million. At June 30, 1999, other assets included other real estate owned of $2.8 million and mortgage servicing rights of $22.6 million.

INTEREST-BEARING LIABILITIES

         During the first six months of 2000, interest-bearing liabilities averaged $3.8 billion, compared with $3.2 billion in the first six months of 1999. This increase resulted principally from additional borrowings from the Federal Home Loan Bank ("FHLB") to fund increased loan activity and to purchase corporate bonds for leveraging purposes. Internal deposit growth related to account promotions, sales efforts and the introduction of Internet banking also contributed to the increase. The average interest rates were 5.10% and 4.43% in the first six months of 2000 and 1999, respectively. At June 30, 2000, interest-bearing deposits comprised approximately 85% of total deposits and 79% of interest-bearing liabilities.

         The Company's primary source of funds for loans and investments is its deposits, which are gathered through the banking subsidiaries' branch network. Deposits grew 9% to $3.7 billion at June 30, 2000 from $3.4 billion at June 30, 1999. In the last half of 1999, the Company sold approximately $54 million in deposits related to the sale of four branch offices. During the second quarter of 2000, approximately $7 million in deposits were sold in relation to the sale of the Prosperity branch office.

         During the first six months of 2000, total interest-bearing deposits averaged $3.0 billion with a rate of 4.84%, compared with $2.8 billion with a rate of 4.32% in the first six months of 1999. During the first six months of 2000, deposit pricing remained very competitive, a pricing environment which the Company expects to continue. Average noninterest-bearing deposits, which increased 5% during the year, were 14.8% of average total deposits for the first six months of 2000 compared with 15.1% of average total deposits for the prior year period.

         In September 1999, the Company introduced an Internet bank, which is marketed as Bank CaroLine and offered as a service of Carolina First Bank, F.S.B. Deposit rates for Bank CaroLine are generally higher than the rates offered by the Company's other subsidiary banks due to lower operating costs. Deposits gathered through Bank CaroLine will be used to fund commercial and consumer loans generated by the Company's subsidiary banks. At June 30, 2000, total deposits for Bank CaroLine totaled approximately $138 million.

         Time deposits of $100,000 or more represented 16% of total deposits at June 30, 2000 and 12% of total deposits at June 30, 1999. The Company's large denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds. As of June 30, 2000, the Company had $97.2 million in brokered deposits. The Company considers these funds as an alternative funding source.

         In the first six months of 2000, average borrowed funds, which includes repurchase agreements and FHLB advances, totaled $765.3 million compared with $338.7 million for the same period in 1999. This increase was primarily attributable to a rise in average FHLB advances to $523.8 million in the first six months of 2000 from $96.7 million in the first six months of 1999. Advances from the FHLB increased to $582.6 million as of June 30, 2000 from $138.1 million at June 30, 1999. At December 31, 1999, FHLB advances totaled $510.6 million. The increase since June 30, 1999 was primarily due to additional borrowings from FHLB to fund increased loan activity and to purchase corporate bonds for leveraging purposes. FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.

CAPITAL RESOURCES AND DIVIDENDS

         Total shareholders' equity amounted to $473.1 million, or 9.3% of total assets, at June 30, 2000, compared with $463.4 million, or 10.8% of total assets, at June 30, 1999. At December 31, 1999, total shareholders' equity totaled $500.6 million, or 10.5% of total assets. The increase in total shareholders' equity since June 30, 1999 resulted principally from the retention of earnings less cash dividends paid, stock repurchased and a decline in the net unrealized gain on securities.

         In the first quarter of 2000, the Company repurchased 524,600 shares of common stock, which decreased shareholders' equity by $8.3 million. In March 2000, the Company rescinded its share repurchase program due to the pending merger with Anchor Financial.

         The Company began recording its investment in Net.B@nk at market value during the third quarter of 1999, which added $17.9 million (net of taxes) to the June 30, 2000 net unrealized gain on securities, which is a component of shareholders' equity. The Company's unrealized gain, net of taxes, related to Net.B@nk declined $10.7 million, from December 31, 1999 to June 30, 2000.

         Book value per share at June 30, 2000 and 1999 was $10.99 and $10.75, respectively. Recording the Company's Net.B@nk investment at market value, effective with the third quarter of 1999, added approximately $0.42 to book value at June 30, 2000. Tangible book value per share at June 30, 2000 and 1999 was $8.42 and $7.93, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the acquisitions of CF Mortgage, RPGI and five banks (all of which were accounted for as purchases).

         At June 30, 2000, the Company and its subsidiary banks were in compliance with each of the applicable regulatory capital requirements. Table 3 sets forth various capital ratios for the Company and its subsidiary banks.

TABLE 3

CAPITAL RATIOS
------------------------------------------------------------------------------------------------------
                                      As of        Well  Capitalized            Adequately Capitalized
                                     6/30/00          Requirement                     Requirement
------------------------------------------------------------------------------------------------------
The Company:
   Total Risk-based Capital           11.13%                n/a                          n/a
   Tier 1 Risk-based Capital           9.16                 n/a                          n/a
   Leverage Ratio                      7.30                 n/a                          n/a

Carolina First Bank:
   Total Risk-based Capital           10.03%              10.0%                         8.0%
   Tier 1 Risk-based Capital           9.17                6.0                          4.0
   Leverage Ratio                      7.54                5.0                          4.0

Carolina First Bank, F.S.B.:
   Total Risk-based Capital           11.13%              10.0%                         8.0%
   Tier 1 Risk-based Capital          10.23                6.0                          4.0
   Leverage Ratio                      5.03                5.0                          4.0

Citrus Bank:
   Total Risk-based Capital           10.00%              10.0%                         8.0%
   Tier 1 Risk-based Capital           8.79                6.0                          4.0
   Leverage Ratio                      8.12                5.0                          4.0

Anchor Bank:
   Total Risk-based Capital            9.23%              10.0%                         8.0%
   Tier 1 Risk-based Capital           7.50                6.0                          4.0
   Leverage Ratio                      5.76                5.0                          4.0
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

     The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a periodic basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates immediately increase and decrease 200 basis points. According to the model, the Company is positioned so that net interest income will increase if interest rates rise in the next twelve months and will decrease if interest rates decline in the next twelve months. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

         As of June 30, 2000, there was no significant change from the interest rate risk sensitivity analysis for various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

          Interest sensitivity gap ("GAP position") measures the difference between rate sensitive assets and rate sensitive liabilities during a given time frame. The Company's GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At June 30, 2000, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $250.3 million.

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

         The Company's loan to deposit ratio has increased to 97% as of June 30, 2000 from 93% as of December 31, 1999 and 88% as of June 30, 1999. This increase reflects greater reliance by the Company on other funding sources, including borrowing from the FHLB, which is expected to continue.

         Carolina First Bank, Anchor Bank and Carolina First Bank, F.S.B. have access to borrowing from the FHLB. Each of the Subsidiary Banks maintain unused short-term lines of credit from unrelated banks. At June 30, 2000, unused borrowing capacity from the FHLB totaled approximately $94 million with an outstanding balance of $582.6 million. At June 30, 2000, the Subsidiary Banks had unused short-term lines of credit totaling approximately $125 million (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs.

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

TABLE 4

NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)

                                                           June 30,                    December 31,
                                                          -----------                  ------------
                                                      2000           1999                   1999
                                                      ----           ----                   ----
---------------------------------------------------------------------------------------------------------

Nonaccrual loans                                 $   18,341      $   3,351                $  11,185
Restructured loans                                       --          1,283                       --
---------------------------------------------------------------------------------------------------------
       Total nonperforming loans                     18,341          4,634                   11,185
Other real estate                                     3,390          2,833                    2,787
---------------------------------------------------------------------------------------------------------
       Total nonperforming assets                $   21,731      $   7,467                $  13,972
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Nonperforming assets as a % of
     loans and other real estate owned                 0.61%         0.25%                    0.43%

Net loan charge-offs as a % of
     average loans (annualized)                        0.26          0.41                     0.39

Accruing loans past due 90 days                     $ 7,789        $5,066                  $ 5,100

Allowance for loan losses to
     nonperforming loans                              2.28x          6.44x                    3.02x
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

     Nonaccrual loans increased to $18.3 million as of June 30, 2000 from $11.2 million as of December 31, 1999 and $3.4 million as of June 30, 1999. Of the $18.3 million of nonaccrual loans as of June 30, 2000, $7.0 million was for three loans not past due over 30 days.

     Net loan charge-offs totaled $4.4 million and $6.0 million in the first six months of 2000 and 1999, respectively, or 0.26% and 0.41%, respectively, as an annualized percentage of average loans. Accruing loans past due 90 days or more were composed primarily of consumer and 1-4 family mortgage loans. At June 30, 2000, commercial loans in this category were nominal.

SYSTEM CONVERSION

     From March 2000 through July 2000, the Company and its subsidiaries converted their operating systems to the Fiserv Comprehensive Banking System.

     As a result of the system conversions, and the related training involved with learning a new system, outstanding items on general ledger, loan funding and demand deposit account reconciliations have not been resolved in a timely manner. Timely reconciliations, as well as the ongoing resolution of outstanding items, reduces the risk of financial reporting errors and losses.

     The Company has dedicated resources, including the Company's internal audit staff and professional consultants, to complete these reconciliations. At this time, based upon the clearance of outstanding items to date, the Company does not anticipate any material changes to the Company's consolidated financial position or results of operations related to these reconciliations, however, no assurance of this can be given.

INDUSTRY DEVELOPMENTS

         Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations.

CURRENT ACCOUNTING ISSUES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This effective date reflects the deferral provided by SFAS 137, which defers the earlier effective date specified in SFAS 133. SFAS 138 amends SFAS 133 to address a limited number of issues causing implementation difficulties. The Company, which will be required to adopt this statement January 1, 2001, has not yet determined the financial impact of the adoption of SFAS 133.

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

                                            Voting shares in favor
                                            ----------------------              Withheld
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

                                     PART II
                                   (CONTINUED)



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

              Voting shares in favor
              ----------------------
                   #              %                Against        Abstain
                   -              -                -------        -------
              13,567,333        89.4%            1,555,459         45,241

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

                                     PART II
                                   (CONTINUED)



ITEM 5            OTHER INFORMATION

         Completed Acquisition
         ---------------------
         On June 6, 2000, the Company completed the merger with Anchor Financial Corporation ("Anchor Financial"), headquartered in Myrtle Beach, South Carolina. The Company acquired all the outstanding common shares of Anchor Financial in exchange for 17,674,244 shares of the Company's common stock. Each share of Anchor Financial stock was exchanged for
         2.175 shares of the Company's common stock. At March 31, 2000, Anchor Financial had total assets of approximately $1.2 billion, loans of approximately $873 million, and deposits of approximately $1.0 billion with 33 branch locations in South Carolina and North Carolina. The Anchor Financial transaction has been accounted for as a pooling-of-interests combination.

         Pending Sale of Branch Offices
         ------------------------------
         On July 3, 2000, The Anchor Bank completed the sale of its branch office located in Saluda, South Carolina. The Company also has signed a definitive agreement to sell the Nichols, South Carolina office, which is expected to close in August 2000 subject to regulatory approval, among other conditions.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K


 (a)     Exhibits

10.1     Amended and Restated Employee Stock Purchase Plan.

11.1     Computation of Basic and Diluted Earnings Per Share.

12.1     Computation of Earnings to Fixed Charges Ratio.

27.1     Financial Data Schedules.


 (b)     Reports on Form 8-K

          The Company filed current reports on Form 8-K dated April 24, 2000 and June 6, 2000.

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