Form 10-Q
period 2000-09-30
SOUTH FINANCIAL GROUP INC
filed 2000-11-14
CIK 797871

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

___ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file number 0-15083
                       -------


                         THE SOUTH FINANCIAL GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

South Carolina                                              57-0824914
--------------------------------                        -----------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)

102 South Main Street, Greenville, South Carolina              29601
-------------------------------------------------             --------
(Address of principal executive offices)                     (ZIP Code)

Registrant's telephone number, including area code (864) 255-7900
                                                   --------------

Carolina First Corporation
--------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of outstanding shares of the issuer's $1.00 par value common stock as of November 10, 2000 was 43,225,072.



CONSOLIDATED BALANCE SHEETS
The South Financial Group and Subsidiaries
($ in thousands, except share data) (Unaudited)

                                                                          September 30,             December 31,
                                                                  ----------------------------   ----------------
ASSETS                                                                  2000             1999           1999
                                                                  ------------- ---------------  ----------------

Cash and due from banks.........................................  $     127,707 $       132,536  $     138,829
Interest-bearing bank balances..................................         61,206          15,715         28,972
Federal funds sold and resale agreements........................            425          13,205          3,625
Securities
   Trading......................................................          4,918           4,026          4,668
   Available for sale...........................................        832,902         697,228        887,718
   Held for investment (market value $65,609, $64,713 and
   $71,291, respectively).......................................         66,339          65,939         71,760
                                                                     ----------- --------------    -----------
     Total securities...........................................        904,159         767,193        964,146
                                                                     ----------- --------------    -----------
Loans
   Loans held for sale..........................................          9,098          50,694         45,591
   Loans held for investment....................................      3,667,895       3,098,314      3,251,894
      Less unearned income......................................         (2,190)         (6,774)        (5,765)
      Less allowance for loan losses............................        (42,847)        (32,476        (33,756)
                                                                     ----------  --------------    -----------
        Net loans...............................................      3,631,956       3,109,758      3,257,964
                                                                     ----------  --------------    -----------
Premises and equipment, net.....................................        119,615          83,124         84,863
Accrued interest receivable.....................................         35,251          28,439         31,176
Intangible assets...............................................        108,962         117,851        113,960
Other assets....................................................        138,834         125,011        145,121
                                                                     ----------  --------------    -----------
                                                                  $   5,128,115 $     4,392,832  $   4,768,656
                                                                     ==========  ==============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
    Noninterest-bearing.........................................  $     498,885 $       498,143  $     496,428
    Interest-bearing............................................      3,260,072       2,854,030      2,985,223
                                                                     ----------  --------------    -----------
      Total deposits............................................      3,758,957       3,352,173      3,481,651
                                                                     ----------  --------------    -----------
  Borrowed funds................................................        800,089         432,926        696,236
  Subordinated notes............................................         36,790          36,715         36,672
  Accrued interest payable......................................         33,755          19,062         23,108
  Other liabilities.............................................         21,607          51,707         30,399
                                                                     ----------  --------------    -----------
     Total liabilities..........................................      4,651,198       3,892,583      4,268,066
                                                                     ----------  --------------    -----------

Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding none.................................             --              --             --
  Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 43,134,578,  43,237,067
    and 43,326,754 shares, respectively.........................         43,135          43,237         43,327
  Surplus.......................................................        340,349         342,249        345,309
  Retained earnings.............................................         86,232          94,050        100,298
  Guarantee of employee stock ownership plan debt and nonvested
    restricted stock.............................................        (3,823)         (4,445)        (4,445)
   Accumulated other comprehensive income, net of tax............        11,024          25,158         16,101
                                                                     ----------  --------------    -----------
     Total shareholders' equity..................................       476,917         500,249        500,590
                                                                     ----------  --------------    -----------
                                                                  $   5,128,115 $     4,392,832  $   4,768,656
                                                                     ==========  ==============    ===========



CONSOLIDATED STATEMENTS OF INCOME
The South Financial Group and Subsidiaries
($ in thousands, except share data) (Unaudited)

                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                               --------------------------    -------------------------
                                                    2000         1999             2000         1999
                                               --------------------------    -------------------------

Interest Income
  Interest and fees on loans................   $     85,904  $    69,759     $    242,556 $    202,509
  Interest and dividends on securities......         14,617       10,561           43,664       30,400
  Interest on short-term investments........            528          786            1,560        3,286
                                                 ----------   ----------       ----------   ----------
    Total interest income...................        101,049       81,106          287,780      236,195
                                                 ----------   ----------       ----------   ----------

Interest Expense
  Interest on deposits......................         43,306       31,317          116,716       91,773
  Interest on borrowed funds................         13,459        5,224           37,006       14,138
                                                  ---------   ----------       ----------   ----------
    Total interest expense..................         56,765       36,541          153,722      105,911
                                                  ---------   ----------       ----------   ----------
    Net interest income.....................         44,284       44,565          134,058      130,284

Provision for Loan Losses...................          6,709        4,362           19,136       12,979
                                                  ---------   ----------       ----------   ----------
    Net interest income after
      provision for loan losses.............         37,575       40,203          114,922      117,305
                                                  ---------   ----------       ----------   ----------

Noninterest Income
  Service charges on deposit accounts.......          5,062        4,109           13,401       11,561
  Fees for investment services..............          1,288        1,326            4,154        3,776
  Mortgage banking income...................            953        1,162            3,965        3,501
  Gain (loss) on sale of securities.........         (5,327)          86           (5,164)         404
  Gain on disposition of assets and liabilities       2,013        2,223            2,119        2,223
  Gain (loss) on disposition of equity investments     (332)           -            2,133       15,471
  Gain (loss) on sale of credit cards.......            135           (3)             135        2,359
  Loan securitization income................              -           43                -        1,646
  Other.....................................          2,636        2,740            9,089        7,986
                                                  ---------   ----------       ----------   ----------
    Total noninterest income................          6,428       11,686           29,832       48,927
                                                  ---------   ----------       ----------   ----------

Noninterest Expenses
  Personel expense..........................         18,290       16,729           56,290       51,541
  Occupancy.................................          4,039        2,743           11,474        7,987
  Furniture and equipment...................          3,670        2,597            8,988        7,133
  Amortization of intangibles...............          1,600        1,674            4,824        5,329
  Restructuring and merger-related costs....          7,851        3,157           27,775        6,559
  Impairment loss from write-down of assets.          3,869            -            3,869            -
  System conversion costs...................          1,327            -            2,166            -
  Charitable contribution to foundation.....              -            -                -       11,890
  Other.....................................         10,051       10,256           30,388       29,745
                                                  ---------   ----------       ----------   ----------
    Total noninterest expenses..............         50,697       37,156          145,774      120,184
                                                  ---------   ----------       ----------   ----------
    Income (loss) before income taxes.......         (6,694)      14,733           (1,020)      46,048
Income taxes................................         (3,612)       5,071              609       15,710
                                                  ---------   ----------       ----------   ----------
    Net income (loss).......................   $     (3,082) $     9,662     $     (1,629)$     30,338
                                                  =========   ==========       ==========   ==========

Net Income (loss) per Common Share:
    Basic...................................   $      (0.07) $      0.23     $      (0.04)$       0.71
    Diluted.................................          (0.07)        0.22            (0.04)        0.70
Average Common Shares Outstanding:
    Basic...................................     42,901,829   42,920,722       42,896,266   42,570,466
    Diluted.................................     43,577,447   43,867,473       43,579,040   43,544,718

Cash Dividends Declared per Common Share....   $       0.10  $      0.09     $       0.30 $       0.27



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
The South Financial Group and Subsidiaries
($ in thousands, except share data) (Unaudited)

                                                                                    Retained   Accumulated
                                               Shares of                            Earnings      Other
                                                 Common   Preferred Common            and     Comprehensive
                                                 Stock     Stock    Stock  Surplus   Other*       Income      Total
                                               ---------------------------------------------------------------------


Balance, December 31, 1998...................  42,372,190     $ --  $42,373 $ 338,281 $ 68,081      $ 2,254  $ 450,989

  Net income.................................          --       --       --        --   30,338           --     30,338

  Other comprehensive income, net of tax:
    Unrealized gains on securities:
       Unrealized holding gains arising during
          period, net of tax benefit of $12,444        --       --       --        --       --       23,111
       Less:  reclassification adjustment for
          gains included in net income, net
          of taxes of $19                              --       --       --        --       --          (36)
                                                                                                -------------
    Other comprehensive income................         --       --       --        --       --       23,075     23,075
                                                                                                -------------
                                                                                                             ---------
  Comprehensive income........................         --       --       --        --       --                  23,075
                                                                                                             ---------

  Cash dividends declared ($0.27 per common share)     --       --       --        --  (10,990)          --    (10,990)
  Common stock issued pursuant to:
    Sale, conversion, acquisition, retirement of      (13)               --        (1)      --                      (1)
       stock
    Repurchase of stock.......................    (40,000)      --      (40)     (816)      --           --       (856)
    Acquisition...............................    505,851       --      506     1,734    1,445         (171)     3,514
    Dividend reinvestment plan................     43,314       --       43       937       --           --        980
    Employee stock purchase plan..............      8,371       --        8       181       --           --        189
    Restricted stock plan.....................     44,735       --       45     1,046       --           --      1,091
    Exercise of stock options and stock warrants  440,344       --      441     2,294       --           --      2,735
  Miscellaneous...............................   (137,725)      --     (139)   (1,407)     731           --       (815)

                                               ------------------------------------------------------------------------
Balance, September 30, 1999................... 43,237,067     $ --  $43,237 $ 342,249 $ 89,605     $ 25,158  $ 500,249
                                               ========================================================================


BALANCE, DECEMBER 31, 1999.................... 43,326,754     $ --  $43,327 $ 345,309 $ 95,853     $ 16,101  $ 500,590

  Net loss....................................         --       --      --       --    (1,629)          --      (1,629)

  Other comprehensive income, net of tax:
    Unrealized losses on securities:
       Unrealized holding losses arising during
          period, net of tax benefit of $4,204.        --       --      --       --       --       (5,983)
       Less:  reclassification adjustment for
          losses included in net income, net of
          tax benefit of $556                          --       --      --       --       --          906
                                                                                             -------------
    Other comprehensive loss..................         --       --      --       --       --       (5,077)      (5,077)
                                                                                             -------------
                                                                                                              ---------
  Comprehensive loss..........................         --       --      --       --       --                    (6,706)
                                                                                                              ---------

  Cash dividends declared ($0.30 per common share)     --       --      --       --   (12,457)         --      (12,457)
  Common stock issued pursuant to:
    Sale, conversion, acquisition, retirement of
       stock..................................         --       --      --       --        --          --           --
    Repurchase of stock.......................   (524,600)      --    (525)   (7,783)      --          --       (8,308)
    Dividend reinvestment plan................    102,504       --     103     1,310       --          --        1,413
    Employee stock purchase plan..............     13,885       --      14       176       --          --          190
    Restricted stock plan.....................     89,792       --      90     1,269   (1,359)         --           --
    Exercise of stock options and stock warrants  126,277       --     126       404       --          --          530
  Miscellaneous...............................        (34)      --      --      (336)   2,001          --        1,665

                                               ------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000................... 43,134,578     $ --  $43,135 $ 340,349 $82,409     $11,024     $476,917
                                               ========================================================================


*  Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.


CONSOLIDATED STATEMENTS OF CASH FLOWS
The South Financial Group and Subsidiaries
(in thousands, except share data)
(unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                          2000             1999
                                                                                     -------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..............................................................      $     (1,629)     $    30,338
Adjustments to reconcile net income (loss) to net cash provided by
  (used for) operations
    Depreciation...............................................................             6,277            3,858
    Amortization of intangibles................................................             4,824            5,329
    Charitable contribution to foundation......................................                 -           11,890
    Provision for loan losses..................................................            19,136           12,979
    Gain (loss) on sale of securities..........................................             5,164             (404)
    Gain on disposition of equity investments..................................            (2,133)         (15,471)
    Gain on sale of assets and liabilities.....................................            (2,119)          (2,223)
    Gain on sale of credit cards...............................................              (135)          (2,362)
    Gain on sale of mortgage loans.............................................               (45)            (969)
    Trading account assets, net................................................               (18)            (215)
    Originations of mortgage loans held for sale...............................          (242,652)        (388,809)
    Sale of mortgage loans held for sale.......................................           279,190          322,037
    Other assets, net..........................................................             3,372          (22,405)
    Other liabilities, net.....................................................             3,762            6,668
                                                                                       ----------       -----------
      Net cash provided by (used for) operating activities.....................            72,994          (39,759)
                                                                                       ----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES
Increase (decrease) in cash realized from
    Interest-bearing bank balances.............................................           (32,234)          47,355
    Federal funds sold and resale agreements ..................................             3,200           12,961
    Sale of securities available for sale......................................           106,263          145,054
    Maturity of securities available for sale..................................            73,215          155,710
    Maturity of securities held for investment.................................            14,086           23,875
    Purchase of securities available for sale..................................          (141,346)        (309,684)
    Purchase of securities held for investment.................................            (8,665)          (8,256)
    Origination of loans, net..................................................          (461,014)        (282,990)
    Sale of credit cards.......................................................             5,483           65,624
    Capital expenditures, net..................................................           (42,030)          (6,130)
    Acquisitions accounted for under the purchase method of accounting.........                 -           13,256
    Disposition of equity investments..........................................             6,495            4,389
    Disposition of assets and liabilities, net.................................           (17,690)         (35,160)
                                                                                       -----------      -----------
      Net cash used for investing activities...................................          (494,237)        (173,996)
                                                                                       -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in cash realized from
    Increase in deposits, net..................................................           321,493           55,758
    Borrowed funds, net........................................................           103,853          133,631
    Cash dividends paid........................................................           (10,715)         (10,660)
    Repurchase of common stock.................................................            (8,308)            (856)
    Other common stock activity................................................             3,798            2,832
                                                                                       -----------       ----------
      Net cash provided by financing activities................................           410,121          180,705
                                                                                       -----------       ----------
Net change in cash and due from banks..........................................           (11,122)         (33,050)
Cash and due from banks at beginning of period.................................           138,829          165,586
                                                                                       -----------       ----------
Cash and due from banks at end of period.......................................      $    127,707      $   132,536
                                                                                     =============     ============



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of these policies is included in the 1999 Annual Report on Form 10-K.

(2)      STATEMENTS OF CASH FLOWS

         Cash includes currency and coin, cash items in process of collection and due from banks. Interest paid, net of interest capitalized, amounted to approximately $143.1 million and $108.2 million for the nine months ended September 30, 2000 and 1999, respectively. Income tax payments of $16.8 million and $9.0 million were made for the nine months ended September 30, 2000 and 1999, respectively.

(3)      BUSINESS COMBINATIONS

         On June 6, 2000, the Company completed the merger with Anchor Financial Corporation ("Anchor Financial"), headquartered in Myrtle Beach, South Carolina. The Company acquired all the outstanding common shares of Anchor Financial in exchange for 17,674,208 shares of the Company's common stock. Each share of Anchor Financial stock was exchanged for
         2.175 shares of the Company's common stock. At March 31, 2000, Anchor Financial had total assets of approximately $1.2 billion, loans of approximately $873 million, and deposits of approximately $1.0 billion with 33 branch locations in South Carolina and North Carolina.

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


                             THREE MONTHS            THREE MONTHS            NINE MONTHS
                                 ENDED                  ENDED                   ENDED
                               MARCH 31,               SEPT 30,               SEPT. 30,
                                 2000                    1999                   1999
                          --------------------    -------------------    --------------------
                                          ($ in thousands, except per share data)

Net interest income:
    The Company              $ 31,505               $ 31,102               $  90,532
    Anchor Financial           12,914                 13,463                  39,752
                               ------                 ------                  ------
    Combined                 $ 44,419               $ 44,565               $ 130,284

Net income:
    The Company              $  6,568               $  5,730               $  20,005
    Anchor Financial            3,834                  3,932                  10,333
                                -----                  -----                  ------
    Combined                 $ 10,402               $  9,662               $  30,338


         Per share data previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                       THREE MONTHS           THREE MONTHS            NINE MONTHS
                                           ENDED                  ENDED                  ENDED
                                         MARCH 31,              SEPT 30,               SEPT 30,
                                           2000                   1999                   1999
                                    --------------------   --------------------   --------------------
                                                 ($ in thousands, except per share data)

Basic income per common share:
   The Company                           $ 0.26                 $ 0.22                 $ 0.80
   Anchor Financial                        0.48                   0.49                   1.29
   Combined                                0.24                   0.23                   0.71

Diluted income per common share:
   The Company                           $ 0.26                 $ 0.22                 $ 0.78
   Anchor Financial                        0.46                   0.48                   1.25
   Combined                                0.24                   0.22                   0.70


(4)      RESTRUCTURING AND MERGER-RELATED COSTS

         In connection with the Anchor Financial merger, the Company recorded restructuring and merger-related costs of approximately $27.8 million. The restructuring costs were recorded in accordance with the applicable literature. The merger-related costs were recorded as incurred. The following table indicates the primary components of these charges, including the amounts paid through September 30, 2000, and the amounts remaining as accrued expenses in other liabilities at September 30, 2000.

                                              Total
                                          Restructuring              Paid             Remaining
                                           And Merger-              Through           Accrual at
                                          Related Costs         Sept. 30, 2000      Sept. 30, 2000
                                    --------------------    -------------------  -------------------
                                                    ($ in thousands, except per share data)


Contract termination costs                    $ 7,299               $ 7,160              $ 139
Investment banking fees                         7,026                 7,026                 --
Severence costs                                 3,455                 2,565                890
Impairment of abandoned facilities              3,117                 2,333                784
Professional fees                               1,980                 1,878                102
System conversion and
    write-off of obsolete assets                1,974                 1,974                 --
Other merger costs                              2,924                 1,924              1,000
                                     -----------------   -------------------   ----------------
Total                                        $ 27,775              $ 24,860            $ 2,915






         The severance costs include payments and accruals for payments made in connection with the involuntary termination of approximately 88 employees who had been notified that their positions were redundant within the combined organizations. Management expects payments for the remaining accrual to be substantially made during 2000. The contract termination costs are primarily comprised of payments required to be made to certain executives of Anchor Financial pursuant to their employment contracts.

         The impairment of abandoned facilities relates to the write-down of assets, the write-off of leasehold improvements and the estimated lease buyouts associated with properties, which were abandoned in connection with the merger. The Company is currently trying to sell certain former branch locations associated with the July 2000 consolidation of offices.

(5)      SECURITIES

         The net unrealized gain on securities available for sale, net of tax decreased $5.1 million for the nine months ended September 30, 2000. The Company began recording its investment in Net.B@nk, Inc. at market value effective July 31, 1999, or one year prior to the termination of restrictions on the sale of these securities.

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

         On February 28, 2000, plaintiff John W. Dickens filed a breach of contract lawsuit against Anchor Financial Corporation, subsequently acquired by the Company, in the Court of Common Pleas for the Fifth Judicial Circuit. The plaintiff's complaint based on an employment agreement sought compensation, other benefits, and actual and punitive damages for defamation in excess of $5 million. The plaintiff was an employee of Bailey Financial Corporation, which merged with Anchor Financial Corporation on April 9, 1999. Following the merger, the plaintiff worked for Anchor Financial Corporation until the termination of his employment on December 16, 1999. The Company has filed counterclaims denying the allegations and citing parachute payment limitations as specified in Section 280G of the Internal Revenue Code.

         On October 3, 2000, the lawsuit became subject to court ordered arbitration/mediation that must be completed within sixty (60) days of the order appointing the mediator. The Company's exposure should be limited to the largest severance payments permitted under the Internal Revenue Code.

(8)      IMPAIRMENT OF ASSETS

         Based on the Company's acquisition activity, internal growth, and realignment plans, certain properties will not be used for future growth. Accordingly, the Company reviewed for impairment long-lived assets related to abandoned properties in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." As a result of this review, in the third quarter of 2000, the Company recorded a pre-tax impairment loss from the write-down of assets totaling $3.9 million. The impairment loss consisted of $2.6 million for the write-off of leasehold improvements related to seven abandoned locations, including the former operations center in Columbia, South Carolina. In addition, the impairment loss included $768,000 for estimated lease buyout costs related to nine abandoned locations and $500,000 for the write-down to record land at fair value.

(9)      BUSINESS SEGMENTS

         The Company has seven wholly-owned operating subsidiaries which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two of these subsidiaries, Carolina First Bank and Carolina First Bank, F.S.B. (collectively, the "Carolina Banks"), qualify as separately reportable operating segments, which have been aggregated into a single operating segment due to the similar markets, products and services. In addition, during the fourth quarter of 2000, Carolina First Bank, F.S.B. will merge into Carolina First Bank. The Carolina Banks offer products and services primarily to customers in South Carolina and North Carolina. Revenues for Carolina First Bank are derived primarily from interest and fees on loans, interest on investment securities and service charges on deposits.

         The following table summarizes certain financial information concerning the Company's reportable operating segments at and for the nine months ended September 30, 2000 ($ in thousands):


                                                         CAROLINA                              ELIMINATING
                                                           BANKS              OTHER             ENTRIES (1)             TOTAL
SEPTEMBER 30, 2000

Income Statement Data
   Total revenue                                         $ 279,703           $ 73,343            $ (35,434)          $ 317,612
   Net interest income                                     117,386             16,672                   --             134,058
   Provision for loan losses                                15,981              3,155                   --              19,136
   Noninterest income                                       20,448             40,449              (31,065)             29,832
        Mortgage banking income                             (1,536)             5,501                   --               3,965
   Noninterest expense                                     126,746             49,262              (30,234)            145,774
        Amortization                                         4,657                167                   --               4,824
   Net income                                               (5,303)             2,842                  832              (1,629)

Balance Sheet Data
   Total assets                                        $ 4,592,314        $ 1,084,060           $ (548,259)        $ 5,128,115
   Loans - net of unearned income                        3,225,579            449,224                   --           3,674,803
   Allowance for loan losses                                36,492              6,355                   --              42,847
   Intangibles                                             107,289              1,673                   --             108,962
   Deposits                                              3,341,818            425,053               (7,914)          3,758,957


                                                          CAROLINA                              ELIMINATING
                                                           BANKS              OTHER             ENTRIES (1)             TOTAL
SEPTEMBER 30, 1999

Income Statement Data
   Total revenue                                         $ 242,991           $ 48,566             $ (6,435)          $ 285,122
   Net interest income                                     117,567             12,717                   --             130,284
   Provision for loan losses                                11,785              1,194                   --              12,979
   Noninterest income                                       27,903             25,526               (4,502)             48,927
        Mortgage banking income                             (1,754)             5,255                   --               3,501
   Noninterest expense                                      90,800             33,886               (4,502)            120,184
        Amortization                                         4,888                441                   --               5,329
   Net income                                               26,488              3,850                   --              30,338

Balance Sheet Data
   Total assets                                        $ 4,005,118          $ 859,994           $ (472,280)        $ 4,392,832
   Loans - net of unearned income                        2,859,822            282,412                   --           3,142,234
   Allowance for loan losses                                27,263              5,213                   --              32,476
   Intangibles                                             115,955              1,896                   --             117,851
   Deposits                                              3,037,534            329,817              (15,178)          3,352,173



(1) The majority of the eliminating entries relate to intercompany accounts.

(10)   MANAGEMENT'S OPINION

       The financial statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of The South Financial Group, Inc. (the "Company") on Form 10-K for the year ended December 31, 1999. Results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of results to be attained for any other period.

         The Company, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institution holding company, which commenced banking operations in December 1986, and currently conducts business through 81 locations in South Carolina and North Carolina and 15 locations in northern and central Florida. The Company operates through the following principal subsidiaries: Carolina First Bank, a South Carolina state-chartered commercial bank; Citrus Bank, a Florida state-chartered commercial bank; Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking company; and Carolina First Bank, F.S.B., a Federal savings bank which operates Bank CaroLine (an Internet bank). Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers.

FORWARD-LOOKING STATEMENTS

        This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those in such statements. Those factors include, but are not limited to, the following: risks from changes in economic, monetary policy and industry conditions; changes in interest rates, deposit rates, and the net interest margin; inflation; risks inherent in making loans including repayment risks and value of collateral; loan growth; adequacy of the allowance for loan losses and the assessment of problem loans; fluctuations in consumer spending; the demand for the Company's products and services; dependence on senior management; technological changes; ability to increase market share; expense projections; system conversion costs; costs associated with new buildings; acquisitions; risks, realization of costs savings, and total financial performance associated with the Company's merger with Anchor Financial Corporation; changes in accounting policies and practices; costs and effects of litigation; and recently-enacted or proposed legislation.

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

MERGER WITH ANCHOR FINANCIAL CORPORATION

         On June 6, 2000, the Company completed the merger with Anchor Financial Corporation ("Anchor Financial"), a South Carolina corporation headquartered in Myrtle Beach, South Carolina, whose principal operating subsidiary was The Anchor Bank. The Company acquired all the outstanding common shares of Anchor Financial in exchange for 17,674,208 shares of the Company's common stock. Each share of Anchor Financial stock was exchanged for 2.175 shares of the Company's common stock. The Anchor Financial transaction has been accounted for as a pooling-of-interests combination and, accordingly, the Company's historical financial information for all prior periods has been restated to include the accounts and results of operations of Anchor Financial, except for cash dividends declared per common share.

         During the second and third quarters of 2000, the Company incurred pre-tax restructuring and merger-related costs of $27.8 million in connection with the Anchor Financial merger. In addition to the $27.8 million, during the second quarter of 2000, the Company included an additional provision for loan losses of $3.0 million to apply the Company's reserve analysis methodology to Anchor Financial's loan portfolio. During the third quarter of 2000, the Company incurred a $5.3 million loss related to the sale of securities from restructuring the combined investment portfolio following the completion of the Anchor Financial merger.

         On July 10, 2000, the Company completed the system conversion for Anchor Financial and its subsidiary, The Anchor Bank. Effective with the system conversion, The Anchor Bank offices began operating as Carolina First Bank offices. In addition, the Company consolidated 11 offices and closed Anchor Financial's operations center.


SALE OF BRANCH OFFICES

         During the third quarter 2000, the Company sold offices in Saluda, South Carolina and Nichols, South Carolina for a $2.0 million gain. In the second quarter 2000, the Company sold an office in Prosperity, South Carolina for a $106,000 gain.


MERGER OF SUBSIDIARY BANKS

         Effective October 13, 2000, the Federal Deposit Insurance Corporation approved Carolina First Bank's application to merge with Carolina First Bank, F.S.B. Following the completion of this merger, which the Company expects to complete during the fourth quarter 2000, all the banking locations in South Carolina and North Carolina will operate as Carolina First Bank.


EQUITY INVESTMENTS

Investment in Net.B@nk, Inc.

         At September 30, 2000, the Company owned 2,265,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 7.6% of the outstanding shares. The Company's investment in Net.B@nk, which is included in securities available for sale and has a basis of approximately $629,000, had a pre-tax market value of approximately $26.8 million as of September 30, 2000. During the second quarter of 2000, the Company sold 150,000 shares of Net.B@nk stock resulting in a pre-tax gain of $1.9 million. The Company's shares of Net.B@nk common stock are "restricted" securities, as that term is defined in federal securities law.

INVESTMENT IN AFFINITY TECHNOLOGY GROUP, INC.

         At September 30, 2000, the Company, through its subsidiary Blue Ridge Finance Company, Inc. ("Blue Ridge"), owned 1,753,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant"). In March 2000, the Company sold 775,000 shares of Affinity common stock for a pre-tax gain of approximately $2.3 million.

         These Affinity shares and the shares represented by the Affinity Warrant constitute approximately a 15% ownership in Affinity. As of September 30, 2000, the investment in Affinity's common stock, which is included in securities available for sale and has a basis of approximately $111,000, was recorded at its pre-tax market value of approximately $1.3 million. The Affinity Warrant was not reported on the Company's balance sheet as of September 30, 2000.

         The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities laws.

INVESTMENTS IN COMMUNITY BANKS

         As of September 30, 2000, the Company had equity investments in the following 13 community banks located in the Southeast: CNB Florida Bancshares, Inc.; Capital Bank; Carolina Bank; Coastal Banking Company, Inc.; Community Capital Corporation; First Reliance Bank; FirstSpartan Financial Corporation; Florida Banks, Inc.; Greenville First Bancshares, Inc.; High Street Banking Company; Marine Bancshares; People's Community Capital Corp.; and Trinity Bank. In each case, the Company owns less than 5% of the community bank's outstanding common stock. As of September 30, 2000, equity investments in the community banks listed above, included in securities available for sale with a basis of approximately $8.5 million, were recorded at pre-tax market value of approximately $6.5 million. During the third quarter 2000, the Company sold two of its community bank stock investments, which were being acquired, for a net loss of $132,000. The Company has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast.

         As a result of the Company's merger with Anchor Financial, the Company has an investment in Rock Hill Bank & Trust. The investment, which is included in securities available for sale and has a basis of approximately $3.1 million, had a pre-tax market value of approximately $5.4 million as of September 30, 2000. The Company also has an investment in Nexity Financial Corporation, an Internet bank, which is recorded at its basis of $500,000.

CF INVESTMENT COMPANY

         In September 1997, the Company's subsidiary, CF Investment Company, became licensed through the Small Business Administration to operate as a Small

Business Investment Company. CF Investment Company is a wholly-owned subsidiary of Blue Ridge. CF Investment Company's principal focus is investing in companies that have a bank-related technology or service the Company and its subsidiaries can use. As of September 30, 2000, CF Investment Company had invested approximately $3.2 million (principally in the form of loans) in companies specializing in electronic document management, telecommunications and Internet-related services.

         CF Investment Company's loans represent a higher credit risk to the Company due to the start up nature of these companies. For the nine months ended September 30, 2000, the Company incurred a $1.9 million loss related to the write-off of two investments.


EARNINGS REVIEW

OVERVIEW

         Including merger-related charges and other charges, the net loss for the three months ended September 30, 2000 was $3.1 million, or $0.07 per diluted share. This loss included merger-related charges, which decreased net income by $8.7 million (after-tax), and other charges, which decreased net income by $2.1 million (after-tax). See "EARNINGS REVIEW - Comparison for the Quarters Ended September 30, 2000 and September 30, 1999" for an explanation of the merger-related charges and other charges. Net income for the three months ended September 30, 1999 was $9.7 million, or $0.22 per diluted share.

         For the first nine months of 2000, the net loss, including merger-related charges and other charges, totaled $1.6 million, or $0.04 per diluted share. For the first nine months of 1999, the Company's net income totaled $30.3 million, or $0.70 per diluted share. The decrease was primarily attributable to the following pre-tax expenses related to the Anchor Financial merger: restructuring and merger-related costs of $27.8 million, a $5.3 million loss associated with restructuring the combined investment portfolio, and an additional provision for loan losses of $3.0 million to apply the Company's reserve analysis methodology to Anchor Financial's loan portfolio.

         At September 30, 2000, the Company had approximately $5.1 billion in assets, $3.7 billion in loans, $3.8 billion in deposits and $476.9 million in shareholders' equity. At September 30, 2000, the Company's ratio of nonperforming assets to loans and other real estate owned was 0.62%.

NET INTEREST INCOME

         Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities to support such assets as well as such items as loan fees and dividend income. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Average earning assets and the net interest margin exclude the net unrealized gain on securities available for sale because this gain is not included in net income.

         Fully tax-equivalent net interest income increased $4.1 million, or 3.2%, to $135.5 million in the first nine months of 2000 from $131.4 million in the first nine months of 1999. The increase resulted from a higher level of average earning assets partially offset by a lower net interest margin. Average earning assets increased $631.4 million, or 16.7%, to approximately $4.4 billion in the first nine months of 2000 from $3.8 billion in the first nine months of 1999. This increase resulted from internal loan growth and an increased level of investment securities. Average loans, net of unearned income, were $3.5 billion in the first nine months of 2000 compared with $3.0 billion in the first nine months of 1999. Average investment securities were $881.9 million and $689.2 million in the first nine months of 2000 and 1999, respectively. The majority of the increase in average investment securities was attributable to the match funding in December 1999 of approximately $200 million in mortgage-backed securities with approximately $200 million in Federal Home Loan Bank borrowings.

         The net interest margin of 4.11% for the first nine months of 2000 was lower than the margin of 4.66% for the first nine months of 1999. The net interest margin remained consistent during the first two quarters of 2000 with margins of 4.21% and 4.22% for the first and second quarter, respectively. The net interest margin declined to 3.91% in the third quarter of 2000. The decline in the net interest margin was due primarily to two factors. First, loan growth exceeded deposit growth creating the need for alternative funding sources, including Bank CaroLine. The deposit markets, which have been very competitive, are expected to remain so going forward. As such, the Company will continue to use alternative funding sources. These alternative funding sources generally have higher interest rates. Second, increases in funding costs, particularly certificates of deposits, have outpaced increases in loan yields. The rise in the general level of interest rates caused deposits to be repriced at higher rates upon maturity.

         In September 1999, the Company introduced Bank CaroLine, an Internet bank offered as a service of Carolina First Bank, F.S.B. Deposit rates for Bank CaroLine are generally higher than those offered by the Company's other subsidiary banks to reflect the lower cost structure associated with operating on the Internet. Accordingly, as deposits build for Bank CaroLine, the Company expects the cost of deposits on a consolidated basis to continue to increase. As of September 30, 2000, total deposits for Bank CaroLine were approximately $223.0 million compared with $5.8 million as of September 30, 1999.

         Increases in the prime interest rate, which increased 50 basis points during the second half of 1999 and 100 basis points during the first half of 2000, had a positive impact on the yield on earning assets. Variable rate loans immediately repriced upward with the increases in the prime interest rate. The overall yield on commercial loans (including both fixed and variable rate loans) during the first nine months of 2000 was 9.19% compared with 8.59% for the first nine months of 1999. The yield on investment securities also increased to 6.80% for the first three quarters of 2000 from 6.15% for the first nine months of 1999.

         During the third quarter of 2000, the Company restructured approximately $108 million, or 11%, of the combined investment portfolios of the Company and Anchor Financial, generating a $5.3 million loss. The associated yield enhancement totaled approximately 150 basis points.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased to $19.1 million for the first nine months of 2000 compared with $13.0 million for the first nine months of

1999. In the second quarter of 2000, application of the Company's reserve analysis methodology to the acquired Anchor Financial portfolio resulted in a provision of approximately $3 million. During the third quarter of 2000, net charge-offs of $5.5 million included $3.4 million related to a participation in a shared national credit to Video Update, Inc. ("Video Update"). The provision for loan losses increased $2.3 million for the three months ended September 30, 2000 from the prior year period. This increase included an incremental provision of $1.7 million related to Video Update. Third quarter charge-offs were 0.61% of average loans on a annualized basis. Excluding the Video Update charge-off, the third quarter charge-off ratio was 0.23%. As a percentage of average loans, the net charge-off ratio was 0.38% for the first nine months of 2000 compared with 0.34% for the same period last year.

         The provision for loan losses is a function of loan growth, charge-off levels, and portfolio quality trends. Continued loan growth is anticipated, particularly in northern and central Florida, as well as in the coastal Carolina markets. Charge-offs are expected to decline slightly from their third quarter 2000 level, and loan portfolio quality trends are expected to remain stable. However, the current economic outlook implies a less robust business climate that could affect these expectations. Consequently, while significant change is not anticipated, management continues to closely monitor economic trends and the potential impact thereof on the Company's loan portfolio.

NONINTEREST INCOME

         Noninterest income, including other gains and losses, decreased to $29.8 million in the first nine months of 2000 from $48.9 million in the first nine months of 1999. Noninterest income in the first nine months of 2000 included the following other gains (pre-tax): $2.3 million related to the sale of 775,000 shares of Affinity stock, $2.1 million related to the sale of three branch offices, $1.9 million related to the sale of 150,000 shares of Net.B@nk stock, and $135,000 on the sale of credit cards. These gains were offset by the following other losses (pre-tax): $5.3 million on the sale of securities principally from restructuring the combined investment portfolio following completion of the Anchor Financial merger, $1.9 million in write-offs related to technology investments, and $132,000 on the sale of two community bank stock investments. Noninterest income in the first nine months of 1999 included other gains (pre-tax) of approximately $15.1 million (primarily offset by a contribution to the Carolina First foundation) related to the sale of Net.B@nk stock, $2.4 million on the sale of credit cards, $2.2 million principally from the sale of three branch offices, and $412,000 related to the sale of a technology investment.

         Excluding these other gains and losses, noninterest income increased $1.7 million to $30.6 million for the first nine months of 2000 from $28.9 million for the first nine months of 1999. This increase was primarily attributable to higher service charges on deposit accounts, mortgage banking income and fees for investment services, partially offset by lower loan securitization income.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 15.9% to $13.4 million in the first nine months of 2000 from $11.6 million for the same period in 1999. Average deposits for the same period increased 7.2%. The increase in service charges was attributable to attracting new transaction accounts and improved collection of fees. Effective July 1, 1999 and 2000, certain deposit service charges were increased to reflect competitive pricing.

         Mortgage banking income includes origination fees, gains from the sale of loans and servicing fees (which are net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first nine months of 2000 increased 13.3% to $4.0 million from $3.5 million in the first nine months of 1999.

         Mortgage originations totaled $243 million and $389 million in the first nine months of 2000 and 1999, respectively. The decrease in 2000 resulted primarily from lower levels of activity due to increases in mortgage loan rates.

         CF Mortgage's mortgage servicing operations consist of servicing loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At September 30, 2000, CF Mortgage was servicing or subservicing loans having an aggregate principal balance of approximately $2.4 billion. Fees related to the servicing portfolio from non-affiliated companies are offset by the related amortization for the mortgage servicing rights and subservicing payments. Servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

         In November, the Company entered into an agreement with an unrelated third party to sell mortgage servicing rights for approximately $660 million in mortgage loans and expects to record a gain associated with this sale. Under the agreement, the Company will subservice these loans until the first quarter of 2001.

         Fees for investment services in the first nine months of 2000 and 1999 were $4.2 million and $3.8 million, respectively. Fees collected by Carolina First Securities, Inc. ("CF Securities"), a full service brokerage subsidiary, increased to $1.3 million for the first nine months of 2000, compared with $314,000 for the first nine months of 1999. In 2000, the Company increased the number of licensed investment personnel. CF Securities offers a complete line of investment products and services, including mutual funds, stocks, bonds and annuities. At September 30, 2000 and 1999, the market value of assets administered by Carolina First Bank's trust department totaled approximately $745.9 million and $751.9 million, respectively.

         During the first nine months of 1999, the Company had income of $1.6 million from its interests in the credit card and commercial real estate loan trusts. With the sale of the Company's credit cards and the termination of the credit card trust on May 17, 1999, loan securitization income related to credit cards ceased during the second quarter of 1999. The commercial real estate loan trust was terminated with the pay-off of the loans in the fourth quarter of 1999. Accordingly, no loan securitization income was realized in 2000.

         Other noninterest income totaled $9.1 million in the first nine months of 2000, compared with $8.0 million in the first nine months of 1999. This increase was primarily due to the establishment of a bank-owned life insurance program initiated during the second quarter of 1999 as well as higher debit card income and merchant processing fees.

NONINTEREST EXPENSES

         Noninterest expenses, including merger-related charges and other charges, increased to $145.8 million in the first nine months of 2000 from $120.2 million in the first nine months of 1999. Noninterest expenses in the first three quarters of 2000 included $27.8 million in restructuring and merger-related costs (see "Merger of Anchor Financial Corporation"), $3.9 million impairment loss from the write-down of assets primarily related to leasehold improvements associated with the former operations center, and $2.2 million in system conversion costs (see "System Conversion"). For details on restructuring and merger-related costs, see Note 4 to the Consolidated Financial Statements. For details on the impairment loss, see Note 8 to the Consolidated Financial Statements. Noninterest expenses in the first three quarters of 1999 included a charitable contribution in the form of Net.B@nk common stock, valued at approximately $11.9 million, which was made to the Carolina First Foundation, as well as $6.6 million in merger-related charges. Excluding these merger-related charges and other charges, noninterest expenses increased $10.3 million to $112.0 million for the first nine months of 2000 from $101.7 million for the first nine months of 1999. The majority of the increase related to additional personnel, technology and occupancy expense to support the Company's current and future growth.

         Salaries, wages and employee benefits increased to $56.3 million in the first nine months of 2000 from $51.5 million in the first nine months of 1999. Full-time equivalent employees decreased to 1,348 at September 30, 2000 from 1,492 at September 30, 1999. During 2000, particularly in the third quarter, the number of full-time equivalent employees declined with the elimination of redundant positions associated with the Anchor Financial merger. The majority of the reduction in staffing levels occurred during the third quarter 2000. The staffing cost increases were primarily due to the costs of expanding in existing and new markets, operational support to promote growth, restricted stock awards, additional management and technical expertise, and costs associated with employment agreements in connection with the Anchor Financial merger.

         Occupancy and furniture and equipment expenses increased $5.3 million to $20.5 million in the first nine months of 2000 from $15.1 million in the first nine months of 1999. This increase resulted principally from lease payments associated with three new buildings and the transition to a common computer platform and new core operating system. Based on the Company's acquisition activity, internal growth, and realignment plans, certain properties will not be used for future growth. During the third quarter of 2000, the Company reviewed all abandoned real estate properties including leasehold improvements for impairment. Based upon this review, the Company recorded a $3.9 million impairment loss, the majority of which related to leasehold improvements associated with the former operations center in Columbia.

         Amortization of intangibles decreased to $4.8 million in the first three quarters of 2000 from $5.3 million in the first three quarters of 1999. The decrease was due to the sale of four branches, previously acquired through mergers accounted for as purchase transactions, in the last half of 1999. Upon completion of these branch sales, the related intangible assets were written off resulting in lower amortization of intangibles. This lower level of amortization is expected to continue.

         Other noninterest expenses increased $0.7 million to $30.4 million in the first nine months of 2000 from $29.7 million in the first nine months of 1999. The overall increase in other noninterest expenses was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest items of other noninterest expense were telecommunications, advertising, professional and servicing fees, travel, stationery, supplies and printing. During the third quarter of 2000, the Company recorded an $877,000 accrual related to other merger-related charges, including pending litigation.

COMPARISON FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         Including merger-related charges and other charges, the net loss for the three months ended September 30, 2000 was $3.1 million, or $0.07 per diluted share. This loss included pre-tax restructuring and merger-related costs of $7.9 million, a $5.3 million loss related to the sale of certain securities from restructuring the combined investment portfolio following the completion of the Anchor Financial merger, and an additional $877,000 in other charges related to Anchor Financial. These merger-related charges decreased net income by $8.7 million (after-tax), or $0.20 per diluted share. Other charges, on a pre-tax basis, during the third quarter of 2000 included a $3.9 million impairment loss from the write-down of assets primarily related to leasehold improvements associated with the former operations center in Columbia, a $2.0 million gain on the sale of two branch offices, $1.3 million in system-conversion costs, a $332,000 loss on disposition of equity investments, and a $135,000 gain on sale of credit cards. These other charges, excluding the merger-related charges, decreased net income by $2.1 million (after-tax), or approximately $0.05 per diluted share. Net income for the three months ended September 30, 1999 was $9.7 million, or $0.22 per diluted share.

         Net interest income decreased $281,000 to $44.3 million for the three months ended September 30, 2000 from $44.6 million for the comparable period in 1999. The third quarter 2000 net interest margin decreased to 3.91% compared with 4.62% for the third quarter of 1999. The lower net interest income and net interest margin in the third quarter of 2000 resulted from the higher cost of funds partially offset by a higher level of average earning assets and higher earning asset yields (see "EARNINGS REVIEW - Net Interest Income"). The cost of funds increased from 4.41% in the third quarter of 1999 to 5.66% in the third quarter of 2000. Earning assets averaged $4.5 billion and $3.9 billion in the third quarters of 2000 and 1999, respectively with yields of 8.92% and 8.41%, respectively.

         Noninterest income, excluding merger-related charges and other charges, increased $473,000 to $9.9 million for the third quarter of 2000 compared with $9.5 million for the third quarter of 1999. This increase was attributable to higher service charges on deposit accounts, partially offset by small declines in the other categories of noninterest income. The increase in service charges on deposit accounts was due to attracting new transaction accounts and improved collection results.

         Noninterest expenses, excluding merger-related charges and other charges, increased to $36.8 million for the three months ended September 30, 2000 from $34.0 million for the three months ended September 30, 1999. Personnel expense increased from $16.7 million for the third quarter of 1999 to $18.3 million for the third quarter of 2000. The increase in personnel expense is due to hiring of additional employees to expand in existing and new markets, partially offset by the elimination of redundant positions associated with the Anchor Financial merger. In addition, personnel expense for the three months ended September 30, 2000 includes costs associated with employment agreements in connection with the Anchor Financial merger. Occupancy and furniture and equipment expense increased $2.4 million to $7.7 million during third quarter 2000 from $5.3 million during third quarter 1999. Amortization of intangibles decreased from $1.7 million in the third quarter of 1999 to $1.6 million in the third quarter of 2000 due to the sale of four branches, previously acquired through mergers accounted for as purchase transactions, in the last half of 1999. Other noninterest expenses were $10.1 million, and $10.3 million in the third quarter of 2000 and 1999, respectively.

BALANCE SHEET REVIEW

LOANS

         Loans are the largest category of earning assets and produce the highest yields. The Company's loan portfolio consists of commercial real estate loans, commercial loans, consumer loans (including both direct and indirect loans) and one-to-four family residential mortgage loans. Substantially all borrowers are located in South Carolina, Florida and North Carolina with concentrations in the Company's market areas. At September 30, 2000, the Company had total loans outstanding of $3.7 billion that equaled approximately 98% of the Company's total deposits and approximately 72% of the Company's total assets.

         Table 1 provides a summary of loans outstanding, showing the composition sorted by collateral type. Effective with the system conversion in June 2000, the Company reclassified certain loans due to the enhanced capability of analyzing loans by purpose and by collateral. Accordingly, the September 30, 2000 composition presented below may not be comparable with the earlier periods presented. For example, the construction category as of September 30, 2000 included commercial construction, which was previously included in commercial and industrial secured by real estate.

TABLE 1
LOAN PORTFOLIO COMPOSITION
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                               September 30,                                 December 31,
                                                              ---------------------------------------    ---------------------
                                                                    2000                  1999                   1999
------------------------------------------------------------------------------------------------------------------------------

Loans secured by residential mortgages (1-4 family)....     $          878,196    $          699,792   $              729,522
Construction...........................................                529,699               195,902                  221,683
Commercial and industrial..............................                530,706               528,243                  536,542
Commercial and industrial secured by real estate (1)...              1,252,159             1,319,468                1,336,491
Consumer...............................................                457,806               317,107                  396,358
Credit cards...........................................                 13,512                17,324                   15,798
Lease financing receivables............................                  5,817                20,478                   15,500
                                                              -----------------     -----------------    ---------------------
Loans held for investment..............................              3,667,895             3,098,314                3,251,894
Loans held for sale....................................                  9,098                50,694                   45,591
                                                              -----------------     -----------------    ---------------------
Gross loans............................................              3,676,993             3,149,008                3,297,485
Less unearned income...................................                  2,190                 6,774                    5,765
Less allowance for loan losses.........................                 42,847                32,476                   33,756
                                                              -----------------     -----------------    ---------------------
Net loans..............................................     $        3,631,956    $        3,109,758   $            3,257,964

------------------------------------------------------------------------------------------------------------------------------


(1)      Approximately 44% are owner-occupied.

         The Company's loans, net of unearned income, increased $532.6 million, or 17%, to approximately $3.7 billion at September 30, 2000 from $3.1 billion at September 30, 1999 and increased $383.1 million from approximately $3.3 billion at December 31, 1999. Excluding loans originated by correspondents, approximately $105.4 million of residential mortgage loans were sold in the first nine months of 2000. In addition, approximately $23.2 million in loans were sold in connection with the sale of the Nichols and Saluda branch offices.

Adjusting for the 2000 loan sales, internal loan growth was approximately $511.6 million, or an annualized rate of 20.7%, during the first three quarters of 2000. Approximately $132 million of the loan growth in the first three quarters of the year was attributable to the Citrus Bank markets in Florida. In addition, the Company's consumer loans increased due primarily to indirect lending in South Carolina and Florida.

         For the first three quarters of 2000, the Company's loans averaged $3.5 billion with a yield of 9.29%, compared with $3.0 billion and a yield of 9.03% for the same period in 1999. This increase in loan yield was due to increases in the prime interest rate that have occurred since September 30, 1999. This increase was partially offset by the rapid increase in indirect consumer loan balances which tend to have a lower yield than commercial loans. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

ALLOWANCE FOR LOAN LOSSES

         The adequacy of the allowance for loan losses (the "Allowance") is analyzed on a quarterly basis. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The methodology employed for this analysis is as follows.

         The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated. Loss rates are calculated by product type for consumer loans and by risk grade for commercial loans. Large problem loans are individually assessed for loss potential. A range of probable loss percentages is then derived for each segment based on the relative volatility of its historical loss ratio. These percentages are applied to the dollar amount of loans in each segment to arrive at a range of probable loss levels.

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

         The Allowance totaled $42.8 million, or 1.17% of loans held for investment net of unearned income at September 30, 2000, compared with $32.5 million, or 1.05%, at September 30, 1999. At December 31, 1999, the Allowance was $33.8 million, or 1.04% of loans held for investment net of unearned income. During the second quarter of 1999, the Allowance was reduced $3.0 million as a consequence of the sale of the credit card portfolio. The Allowance was increased approximately $3.0 million during the second quarter of 2000 to apply the Company's reserve analysis methodology to Anchor Financial's loan portfolio.

         Table 2 presents changes in the allowance for loan losses.

TABLE 2
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

                                                                    At and for                    At and for
                                                               the nine months ended            the year ended
                                                                   September 30,                 December 31,
                                                                   -------------                 -------------
                                                                2000            1999                  1999
-------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                              $    33,756     $   29,812           $      29,812
Purchase accounting acquisitions                                     --            408                     408
Allowance adjustment for credit card sale                           (82)        (2,977)                 (2,977)
Provision for loan losses                                        19,136         12,979                  18,273
Charge-offs:
         Credit cards                                              (139)        (1,706)                 (1,852)
         Bank loans, leases & other loans                       (11,533)        (7,331)                (11,950)
Recoveries                                                        1,709          1,291                   2,042
-------------------------------------------------------------------------------------------------------------------
         Net charge-offs                                         (9,963)        (7,746)                (11,760)
-------------------------------------------------------------------------------------------------------------------
Allowance at end of period                                  $    42,847     $   32,476           $      33,756
===================================================================================================================


The following summarizes impaired loan information as of September 30:

                                                                2000              1999
                                                                ----              -----
                                                                      ($ in thousands)

    Impaired loans.........................................$    17,699      $     7,700
    Related allowance......................................      4,306            2,800

    Recognized interest income.............................$       829              492
    Foregone interest......................................        525               86

         The average recorded investment in impaired loans for the nine months ended September 30, 2000 and September 30, 1999 was approximately $14.5 million and $2.4 million, respectively. This increase mirrors the increase in nonaccrual loans (see "Credit Quality") which is the normal consequence of a business climate characterized by higher interest rates and slower economic growth rates.

SECURITIES

         At September 30, 2000, the Company's investment portfolio totaled $904.2 million, up $137.0 million from the $767.2 million invested as of September 30, 1999 and down $59.9 million from the $964.1 million invested as of December 31, 1999. A significant portion of the increase in investment securities in 1999 was attributable to the match funding in December 1999 of approximately $200 million in mortgage-backed securities with approximately $200 million in Federal Home Loan Bank borrowings. In addition, effective July 31, 1999, the Company began recording its investment in Net.B@nk at market value, which was approximately $26.8 million at September 30, 2000, down from $44.7 million as of December 31, 1999 (see "EQUITY INVESTMENTS - Investment in Net.B@nk, Inc.").

         Securities (i.e., securities held for investment, securities available for sale and trading securities) averaged $881.9 million in the first three quarters of 2000, 28% above the average of $689.2 million in the first three quarters of 1999. The average portfolio yield increased to 6.80% in the first nine months of 2000 from 6.15% in the first nine months of 1999. The portfolio yield increased as a result of increasing interest rates. The mix of securities also shifted by reinvesting maturing securities in higher yielding agencies and mortgage-backed securities and the portfolio restructuring discussed below. The composition of the investment portfolio as of September 30, 2000 follows: mortgage-backed securities 56%, treasuries and agencies 25%, other securities 11%, and states and municipalities 8%.

         During the third quarter of 2000, the Company restructured approximately $108 million, or 11%, of the combined investment portfolios of the Company and Anchor Financial, generating a $5.3 million loss. The associated yield enhancement totaled approximately 150 basis points.

INTANGIBLE ASSETS AND OTHER ASSETS

         The intangible assets balance at September 30, 2000 of $108.9 million consisted of goodwill of $101.4 million and core deposit balance premiums of $7.5 million. The intangible assets balance at September 30, 1999 of $117.8 million consisted of goodwill of $108.6 million and core deposit balance premiums of $9.2 million.

         At September 30, 2000, other assets included other real estate owned of $3.0 million and mortgage servicing rights of $26.7 million. At September 30, 1999, other assets included other real estate owned of $2.5 million and mortgage servicing rights of $22.1 million.

INTEREST-BEARING LIABILITIES

         During the first nine months of 2000, interest-bearing liabilities averaged $3.9 billion, compared with $3.2 billion in the first nine months of 1999. This increase resulted principally from additional borrowings from the Federal Home Loan Bank ("FHLB") to fund increased loan activity and to purchase corporate bonds for leveraging purposes. Internal deposit growth related to account promotions, sales efforts and the introduction of Internet banking also contributed to the increase. The average interest rates on interest-bearing liabilities were 5.29% and 4.43% in the first nine months of 2000 and 1999, respectively. The increase in average interest rates was primarily due to the increased funding costs associated with alternative funding sources such as FHLB borrowings.

         The Company's primary source of funds for loans and investments is its deposits, which are gathered through the banking subsidiaries' branch network. Deposits grew 12% to $3.8 billion at September 30, 2000 from $3.4 billion at September 30, 1999. In September 1999, the Company sold approximately $48 million in deposits related to the sale of three branch offices. During the first three quarters of 2000, approximately $41.1 million in deposits were sold in relation to the sale of the Nichols, Prosperity and Saluda branch offices. At September 30, 2000, interest-bearing deposits comprised approximately 87% of total deposits and 80% of interest-bearing liabilities.

         During the first nine months of 2000, total interest-bearing deposits averaged $3.1 billion with a rate of 5.02%, compared with $2.9 billion with a rate of 4.30% in the first nine months of 1999. During the first nine months of 2000, deposit pricing remained very competitive, a pricing environment which the Company expects to continue. Average noninterest-bearing deposits were 15% of average total deposits for the first nine months of 2000 compared with 16% of average total deposits for the prior year period.

         In September 1999, the Company introduced an Internet bank, which is marketed as Bank CaroLine and offered as a service of Carolina First Bank, F.S.B. Deposit rates for Bank CaroLine are generally higher than the rates offered by the Company's other subsidiary banks due to lower operating costs. Deposits gathered through Bank CaroLine will be used to fund commercial and consumer loans generated by the Company's subsidiary banks. At September 30, 2000, total deposits for Bank CaroLine totaled $223.0 million.

         Time deposits of $100,000 or more represented 16.2% of total deposits at September 30, 2000 and 12.6% of total deposits at September 30, 1999. The Company's large denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds. As of September 30, 2000, the Company had $99.2 million in brokered deposits. The Company considers these funds as an alternative funding source.

         In the first nine months of 2000, average borrowed funds, which includes repurchase agreements and FHLB advances, totaled $738.9 million compared with $242.1 million for the same period in 1999. This increase was primarily attributable to a rise in average FHLB advances to $475.2 million in the first nine months of 2000 from $119.1 million in the first nine months of 1999. Advances from the FHLB increased to $547.4 million as of September 30, 2000 from $212.9 million at September 30, 1999. At December 31, 1999, FHLB advances totaled $510.6 million. The increase since June 30, 1999 was primarily due to additional borrowings from FHLB to fund increased loan activity and to purchase corporate bonds for leveraging purposes. FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.

CAPITAL RESOURCES AND DIVIDENDS

         Total shareholders' equity amounted to $476.9 million, or 9.3% of total assets, at September 30, 2000, compared with $500.2 million, or 11.4% of total assets, at September 30, 1999. At December 31, 1999, total shareholders' equity totaled $500.6 million, or 10.5% of total assets. The decrease in total shareholders' equity since September 30, 1999 resulted principally from the stock repurchase program and a decline in the net unrealized gain on securities.

         In the first quarter of 2000, the Company repurchased 524,600 shares of common stock, which decreased shareholders' equity by $8.3 million. In March 2000, the Company rescinded its share repurchase program due to the pending merger with Anchor Financial.

         The Company began recording its investment in Net.B@nk at market value during the third quarter of 1999, which added $16.2 million (net of taxes) to the September 30, 2000 net unrealized gain on securities, which is a component of shareholders' equity. The Company's unrealized gain, net of taxes, related to Net.B@nk declined $10.7 million, from December 31, 1999 to September 30, 2000.

         Book value per share at September 30, 2000 and 1999 was $11.06 and $11.57, respectively. Tangible book value per share at September 30, 2000 and 1999 was $8.53 and $8.84, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the acquisitions of CF Mortgage and five banks (all of which were accounted for as purchases).

         At September 30, 2000, the Company and its subsidiary banks were in compliance with each of the applicable regulatory capital requirements. Table 3 sets forth various capital ratios for the Company and its subsidiary banks.

TABLE 3
CAPITAL RATIOS
----------------------------------------------------------------------------------------------------------
                                      As of        Well  Capitalized            Adequately Capitalized
                                     9/30/00          Requirement                     Requirement
----------------------------------------------------------------------------------------------------------

The Company:
   Total Risk-based Capital           10.65%                n/a                          n/a
   Tier 1 Risk-based Capital           8.86                 n/a                          n/a
   Leverage Ratio                      7.11                 n/a                          n/a

Carolina First Bank:
   Total Risk-based Capital            9.95%              10.0%                         8.0%
   Tier 1 Risk-based Capital           8.77                6.0                          4.0
   Leverage Ratio                      7.20                5.0                          4.0

Carolina First Bank, F.S.B.:
   Total Risk-based Capital           10.99%              10.0%                         8.0%
   Tier 1 Risk-based Capital          10.53                6.0                          4.0
   Leverage Ratio                      4.32                5.0                          4.0

Citrus Bank:
   Total Risk-based Capital           10.00%              10.0%                         8.0%
   Tier 1 Risk-based Capital           8.81                6.0                          4.0
   Leverage Ratio                      8.30                5.0                          4.0
--------------------------------------------------------------------------------------------------------

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

         The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a periodic basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates immediately increase and decrease 200 basis points. According to the model as of September 30, 2000, the Company is positioned so that net interest income will increase $7.2 million if interest rates rise in the next twelve months and will decrease $3.6 million if interest rates decline in the next twelve months. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

         As of September 30, 2000, there was no significant change from the interest rate risk sensitivity analysis for various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

          Interest sensitivity gap ("GAP position") measures the difference between rate sensitive assets and rate sensitive liabilities during a given time frame. The Company's GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At September 30, 2000, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of approximately $165 million.


LIQUIDITY

         Liquidity management involves meeting the cash flow requirements of the Company both at the holding company level as well as at the subsidiary level. The holding company and non-banking subsidiaries of the Company require cash for various operating needs, including general operating expenses, payment of dividends to shareholders, interest on borrowing, extensions of credit, business combinations and capital infusions into subsidiaries. The primary source of liquidity for the Company's holding company is dividends from the banking and non-banking subsidiaries.

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

         The Company's loan to deposit ratio has increased to 98% as of September 30, 2000 from 93% as of December 31, 1999 and 94% as of September 30, 1999. This increase reflects greater reliance by the Company on other funding sources, including borrowing from the FHLB, which is expected to continue.

         Carolina First Bank and Carolina First Bank, F.S.B. have access to borrowing from the FHLB. Each of the Subsidiary Banks maintain unused short-term lines of credit from unrelated banks. At September 30, 2000, unused borrowing capacity from the FHLB totaled approximately $86 million with an outstanding balance of $547.4 million. At September 30, 2000, the subsidiary banks had unused short-term lines of credit totaling approximately $190 million (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs.


CREDIT QUALITY

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

TABLE 4
NONPERFORMING ASSETS AND PAST DUE LOANS
($ in thousands)
                                                      September 30,                      December 31,
                                                      -------------                     --------------
                                                    2000             1999                    1999
                                                    ----             ----                    ----

-------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                 $   19,846      $   9,801                $  11,185
Restructured loans                                       --          1,283                       --
-------------------------------------------------------------------------------------------------------------
       Total nonperforming loans                     19,846         11,084                   11,185
Other real estate                                     2,977          2,537                    2,787
-------------------------------------------------------------------------------------------------------------
       Total nonperforming assets                $   22,823      $  13,621                $  13,972
=============================================================================================================

Nonperforming assets as a % of
     loans and other real estate owned                 0.62%         0.44%                    0.43%
Net loan charge-offs as a % of
     average loans (annualized)                        0.38          0.34                     0.39
Accruing loans past due 90 days                     $ 9,838        $5,513                  $ 5,100
Allowance for loan losses to
     nonperforming loans                               2.16x         2.93x                   3.02x
==============================================================================================================


         Nonaccrual loans increased to $19.8 million as of September 30, 2000 from $11.2 million as of December 31, 1999 and $9.8 million as of September 30, 1999. Of the $17.7 million of commercial nonaccrual loans as of September 30, 2000, $11.4 million was concentrated in seven loans.

         Net loan charge-offs totaled $10.0 million and $7.7 million in the first nine months of 2000 and 1999, respectively, or 0.38% and 0.34%, respectively, as an annualized percentage of average loans. The loan to Video Update accounted for $3.4 million of the $5.5 million charged off during the third quarter of 2000. The Company generally does not participate in the "shared national credit" market. The Company's Video Update loan resulted from the Company making a loan to a local company, which was subsequently acquired by Video Update. Accruing loans past due 90 days or more were primarily consumer and 1-4 family mortgage loans. Commercial loans in this category were nominal.


SYSTEM CONVERSION

         From March 2000 through July 2000, the Company and its subsidiaries converted their operating systems to the Fiserv Comprehensive Banking System.

         As a result of the system conversions, and the related training involved with learning a new system, certain outstanding items on general ledger, loan funding and demand deposit account reconciliations have not been resolved in a timely manner. Timely reconciliations, as well as the ongoing resolution of outstanding items, reduces the risk of financial reporting errors and losses.

         The Company has dedicated resources, including the Company's internal audit staff and professional consultants, to complete these reconciliations. At this time, based upon the clearance of outstanding items to date, the Company does not anticipate any material additional changes to the Company's consolidated financial position or results of operations related to these reconciliations, however no assurance of this can be given. The Company continues to dedicate resources to complete these reconciliations and resolve outstanding items.

         System conversion costs for the three months ended September 30, 2000 included a $500,000 accrual for estimated charge-offs associated with these reconciliations. System conversion costs also include professional fees for the services of consultants assisting the Company in resolving these items. System conversion costs totaled $1.3 million and $2.2 million for the three months and nine months ended September 30, 2000, respectively.


INDUSTRY DEVELOPMENTS

         Certain recently-enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or operations.


CURRENT ACCOUNTING ISSUES

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This effective date reflects the deferral provided by SFAS 137, which defers the earlier effective date specified in SFAS 133. SFAS 138 amends SFAS 133 to address a limited number of issues causing implementation difficulties.

         The Company will be required to adopt this statement January 1, 2001. The Company has not yet determined the financial impact of the adoption of SFAS 133.

         In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". This statement will become effective for transfers occurring after March 31, 2001 and for disclosures relating to securitizations and collateral for fiscal years ending after December 15, 2000. In addition to replacing SFAS No. 125, this statement will rescind SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it will carry over most of the provisions of Statement 125 without reconsideration. The Company anticipates that adoption of the standard will not have a material effect on the Company.

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

         On February 28, 2000, plaintiff John W. Dickens filed a breach of contract lawsuit against Anchor Financial Corporation, subsequently acquired by the Company, in the Court of Common Pleas for the Fifth Judicial Circuit. The plaintiff's complaint based on an employment agreement sought compensation, other benefits, and actual and punitive damages for defamation in excess of $5 million. The plaintiff was an employee of Bailey Financial Corporation, which merged with Anchor Financial Corporation on April 9, 1999. Following the merger, the plaintiff worked for Anchor Financial Corporation until the termination of his employment on December 16, 1999. The Company has filed counterclaims denying the allegations and citing parachute payment limitations as specified in Section 280G of the Internal Revenue Code.

         On October 3, 2000, the lawsuit became subject to court ordered arbitration/mediation that must be completed within sixty (60) days of the order appointing the mediator. The Company's exposure should be limited to the largest severance payments permitted under the Internal Revenue Code.


ITEM 2   CHANGE IN SECURITIES

         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5   OTHER INFORMATION

         None.

                                     PART II
                                   (continued)


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     Employment Agreement  dated as of July 15, 2000,  by and among  William
         J. Moore, Carolina First Bank and The South Financial Group, Inc.

11.1     Computation of Basic and Diluted Earnings Per Share.

12.1     Computation of Earnings to Fixed Charges Ratio.

27.1     Financial Data Schedules.

(b)      Reports on Form 8-K

         The Company  filed  current reports on Form 8-K dated  August 23, 2000.

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