Form 10-K
period 2000-12-31
SOUTH FINANCIAL GROUP INC
filed 2001-03-14
CIK 797871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSACTION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 0-15083

                        THE SOUTH FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                      SOUTH CAROLINA                                         57-0824914
              (State or other jurisdiction of                   (I.R.S. Employer Identification No.)
              incorporation or organization)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $1.00 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), computed by reference to the closing price of such stock, as of March 1, 2001 was $588,017,000.

     The number of shares outstanding of the Registrant's common stock, $1.00 par value was 42,554,668 at March 1, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

INCORPORATED DOCUMENT                                         LOCATION IN FORM
Portions of Proxy Statement dated March 15, 2001              10-K
                                                              Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      (This Page Intentionally Left Blank)

                             CROSS REFERENCE INDEX

                                                                                        PAGE
                                                                                        ----
PART I
             Item 1.      Business....................................................    2
             Item 2.      Properties..................................................   11
             Item 3.      Legal Proceedings...........................................   11
             Item 4.      Submission of Matters to a Vote of Shareholders.............   11
PART II
             Item 5.      Market for the Registrant's Common Stock and Related
                          Shareholder Matters.........................................   11
             Item 6.      Selected Financial Data.....................................   12
             Item 7.      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...................................   13
             Item 7a.     Quantitative and Qualitative Disclosures About Market
                          Risk........................................................   40
             Item 8.      Financial Statements and Supplementary Data.................   41
             Item 9.      Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure....................................   77
PART III
             Item 10.     Directors and Executive Officers of the Registrant..........   77
             Item 11.     Executive Compensation......................................   77
             Item 12.     Security Ownership of Certain Beneficial Owners and
                          Management..................................................   77
             Item 13.     Certain Relationships and Related Transactions..............   77
PART IV
             Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.........................................................   77

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     The South Financial Group, Inc. (the "Company"), a South Carolina corporation, is a financial holding company headquartered in Greenville, South Carolina. At December 31, 2000, it operated through the following principal subsidiaries: Carolina First Bank, a South Carolina state-chartered commercial bank; Citrus Bank, a Florida state-chartered commercial bank; Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking company; and Blue Ridge Finance Company, Inc. ("Blue Ridge"), an automobile finance company. Through its subsidiaries, the Company provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. The Company currently conducts business through 74 locations in South Carolina, 5 locations in North Carolina, and 15 locations in northern and central Florida. The Company is also a "financial holding company" as determined by the Gramm-Leach-Bliley Act of 1999. At December 31, 2000, the Company had approximately $5.2 billion in assets, $3.7 billion in loans, $3.9 billion in deposits, $468.7 million in shareholders' equity, and $562.6 million in market capitalization.

     The Company was formed in 1986 principally in response to opportunities resulting from the takeovers of several South Carolina-based banks by large southeastern regional bank holding companies. A significant number of the Company's executive officers and management personnel were previously employed by certain of the larger South Carolina-based banks that were acquired by these southeastern regional institutions. Consequently, these officers and management personnel have significant customer relationships and commercial banking experience that have contributed to the Company's loan and deposit growth.

     The Company believes that a very similar opportunity exists in northern and central Florida where banking relationships are in a state of flux due to recent bank mergers. The Company is applying the same strategy, which has proven to be successful in South Carolina and North Carolina, to these areas of the Florida market.

     Through Carolina First Bank, the Company currently serves four principal market areas in South Carolina: the Greenville and Anderson metropolitan areas and surrounding counties (located in the Upstate region of South Carolina); the Columbia metropolitan area and surrounding counties (located in the Midlands region of South Carolina); the Myrtle Beach and Georgetown metropolitan areas and surrounding counties (located in the northern Coastal region of South Carolina); and the Charleston and Hilton Head metropolitan areas (located in the central Coastal region of South Carolina). The Company's principal market areas represent the four largest Metropolitan Statistical Areas in the state. In addition, the Company has branch locations in other counties in South Carolina. Myrtle Beach and Hilton Head Island are coastal resort areas that serve a significant number of tourists primarily during the summer months. Because of the seasonal nature of these market areas, most of the businesses, including financial institutions, are subject to moderate swings in activity between the winter and summer months. Carolina First Bank also has five branch offices in the coastal communities of Wilmington, Hampstead, and Jacksonville, North Carolina.

     Through Citrus Bank, the Company currently serves two principal market areas in Florida: the Orlando metropolitan area and the Jacksonville metropolitan area.

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

SUBSIDIARY BANKS

     Carolina First Bank. Carolina First Bank, headquartered in Greenville, South Carolina, engages in a general banking business through 74 branches in 48 communities in South Carolina and 5 branches in 3 communities in North Carolina. Carolina First Bank's focus is on commercial, consumer and mortgage lending to small and middle market businesses and consumers in its market areas. It also provides demand transaction accounts and time deposit accounts to businesses and individuals. Since the acquisition of CF Mortgage in 1993, Carolina First Bank's mortgage origination and servicing activities have been performed by CF Mortgage.

     Carolina First Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans, cash management programs, trust functions, safe deposit services, and certain insurance and brokerage services. In 1999, Carolina First Bank began offering Internet banking services, including bill payment, through Carolina First Bank's web site and Bank CaroLine, an Internet-only banking product. Carolina First Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

     In December 1998, Carolina First Bank created Carolina First Mortgage Loan Trust, a real estate investment trust (the "REIT") which holds mortgage-related assets. Carolina First Bank originally contributed $500 million in commercial loans in January 1999. In December 2000, Carolina First Bank made an additional contribution consisting of a 100% participation interest in certain commercial mortgage loans and commercial loans, investment securities, real estate, leasehold improvements and certain other assets, which had an aggregate principal value of approximately $281 million. In exchange, Carolina First Bank received REIT preferred stock and cash.

     As of December 30, 2000, Carolina First Bank, F.S.B. was merged into Carolina First Bank to gain operating efficiencies. Following the merger, all of the Company's banking locations in South Carolina and North Carolina operated as branches of Carolina First Bank.

     Citrus Bank. Citrus Bank, headquartered in Orlando, Florida, engages in general banking business through 15 branches in 12 communities in Florida. Citrus Bank's focus is on commercial, consumer and mortgage lending to small and middle market businesses and consumers in its market areas. It also provides demand transaction accounts and time deposit accounts to businesses and individuals.

     Citrus Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans, cash management programs, trust functions, safe deposit services, and certain insurance and brokerage services. In 2000, Citrus Bank began offering Internet banking services, including bill payment, through Citrus Bank's web site. Citrus Bank's deposits are insured by the FDIC.

NON-BANK SUBSIDIARIES

     CF Mortgage. CF Mortgage, headquartered in Columbia, South Carolina, is engaged primarily in originating, underwriting and servicing one-to-four family residential mortgage loans. CF Mortgage also buys and sells mortgage servicing rights to keep its servicing balances at economically desirable levels or to benefit from favorable terms. CF Mortgage's mortgage loan origination operation is conducted principally through eight origination offices in South Carolina, two origination offices in Florida, one origination office in North Carolina, and outside correspondents. The Company generally sells all conforming fixed rate mortgage loans into the secondary market.

     Carolina First Guaranty Reinsurance, Ltd. Carolina First Guaranty Reinsurance, Ltd. ("CFGRL") is a wholly-owned captive reinsurance subsidiary established to provide insurance services to the Company's customers.

     CF Technology Services. CF Technology Services Company, headquartered in Lexington, South Carolina, was established on January 1, 2000 by the Company. CF Technology's mission is to create customer and shareholder value by developing and delivering superior, technology-based products and services that provide competitive advantage, increase revenue, and produce efficiencies and strong customer relationships through innovative use of information technology. CF Technology has adopted state-of-the-art security and business recovery processes to safeguard vital corporate assets and information.

     Carolina First Investment Limited Partnership. Carolina First Investment Limited Partnership ("CFILP") is a South Carolina limited partnership established on December 17, 1999 by the Company and certain subsidiaries. CFILP engages in the business of holding and managing investment assets. CFILP was formed to achieve economies of scale and economic leverage by centralizing the management of certain investment assets. In conjunction with the formation of CFILP, several of the Company's subsidiaries transferred a portion of their existing investment portfolios to CFILP in exchange for a limited partnership interest.

     Blue Ridge. On December 29, 1995, the Company acquired Blue Ridge, a consumer finance company headquartered in Greenville, South Carolina. Blue Ridge operates from one location and, at December 31, 2000, had approximately $10.9 million in total assets. Blue Ridge has an indirect automobile lending portfolio and is no longer making new loans.

     CF Investment Company. CF Investment Company ("CF Investment"), headquartered in Greenville, South Carolina and licensed through the Small Business Administration, is a Small Business Investment Company. CF Investment is a wholly-owned subsidiary of Blue Ridge. CF Investment's principal focus is investing in companies that have a bank-related technology or service that the Company or its subsidiaries can use. As of December 31, 2000, CF Investment Company had invested approximately $1.7 million in companies specializing in electronic document management and Internet-related services.

COMPETITION

     Each of the Company's markets is a highly competitive market in which all of the largest banks in the state are represented. The competition among the various financial institutions is based upon a variety of factors including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, the Company competes with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina, North Carolina, Florida, and the region. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and individuals. The Company believes it has competed effectively in this market segment by offering quality, personal service.

EMPLOYEES

     At December 31, 2000, the Company employed a total of 1,374 full-time equivalent employees. The Company believes that its relations with its employees are good.

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

     Citrus Bank. Citrus Bank is an FDIC-insured, Florida-chartered banking corporation and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State of Florida Department of Banking and Finance and the FDIC. Citrus Bank is subject to regulation by the FDIC to the same extent as Carolina First Bank. Citrus Bank also is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit and fair credit reporting laws. Citrus Bank is not a member of the Federal Reserve System.

     Carolina First Bank, F.S.B. As of December 30, 2000, Carolina First Bank, F.S.B. was merged into and became part of Carolina First Bank. Prior to the merger with Carolina First Bank, Carolina First Bank, F.S.B. was a federally-chartered savings bank and was subject to regulation, supervision and examination by the Office of Thrift Supervision ("OTS").

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

  Capital Adequacy

     The Company. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common stockholders' equity, non-cumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of Tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 100 to 200 basis points above the stated minimum. At December 31, 2000, the Company's capital levels exceeded both the risk-based capital guidelines and the minimum leverage capital ratio.

     Carolina First Bank and Citrus Bank. As state-chartered, FDIC-insured institutions which are members of the Federal Reserve System, Carolina First Bank and Citrus Bank are subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of Tier 1 capital to total assets; all other banks are required to maintain a minimum ratio of 100 to 200 basis points above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. As of December 31, 2000, Carolina First Bank and Citrus Bank exceeded each of the applicable regulatory capital requirements.

  Deposit Insurance Assessments

     As FDIC-insured institutions, Carolina First Bank and Citrus Bank are subject to insurance assessments imposed by the FDIC. Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule where the actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification. This classification is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

     In connection with Carolina First Bank's assumption of SAIF-insured deposits in connection with various acquisitions, including the deposits associated with Carolina First Bank, F.S.B., approximately 45% of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. As of December 31, 2000, the annual assessment rate was 0.0496% for both BIF-insured deposits and SAIF-insured deposits.

  Other Safety and Soundness Regulations

     Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. Carolina First Bank and Citrus Bank each currently meet the definition of well capitalized.

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

     Other Regulations. In December 1996, the Federal Financial Institutions Examination Council adopted a revised Uniform Financial Institutions Rating System ("CAMELS rating system"). This revised CAMELS rating system is used by federal and state regulators to assess the soundness of financial institutions on a uniform basis and to identify those institutions requiring special supervisory attention. The basic structure of the original CAMEL rating system was retained with the addition of a sixth component related to a bank's sensitivity to market risk. The six components of the CAMELS rating system are:
1) capital adequacy, 2) asset quality, 3) management, 4) earnings, 5) liquidity and 6) sensitivity to market risk. The new component involves measuring the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices can adversely affect a financial institution's earnings or capital and management's ability to control this market risk. The evaluation of these six components is the basis for a composite rating assigned to each financial institution. The revised CAMELS rating system was used on all examinations started on or after January 1, 1997.

  Recent Legislation

     The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on the Company of the Act must await completion of that regulatory process. The provisions of the Act that are believed to be of most significance to the Company are discussed below.

     The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment and merchant banking, insurance underwriting and sales, and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

     The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

     The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940 and the Investment Advisers Act of 1940.

     The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

     The Act also contains requirements for the posting of notices by operators of automated teller machines regarding fees charged for the use of such machines.

  Community Reinvestment Act

     Carolina First Bank and Citrus Bank are subject to the requirements of the Community Reinvestment Act ("CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to three assessment factors. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

     All institutions receive one of four ratings based on their performance:
Outstanding, Satisfactory, Needs to Improve or Substantial Noncompliance. An institution that receives a rating of Substantial Noncompliance would be subject to enforcement action. Carolina First Bank and Citrus Bank are strongly committed to providing credit needs to individuals in the communities that they serve. Carolina First Bank and Citrus Bank received a "satisfactory" rating in the most recent evaluations.

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

  Interstate Banking

     Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1998, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

  Other Regulations

     Interest and certain other charges collected or contracted for by Carolina First Bank, Citrus Bank, CF Mortgage Company, and Blue Ridge are subject to state usury laws and certain federal laws concerning interest rates. Carolina First Bank's, Citrus Bank's, CF Mortgage Company's, and Blue Ridge's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers. The deposit operations of Carolina First Bank and Citrus Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic services.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located at 104 South Main Street, Greenville, South Carolina. During the fourth quarter of 1999, the Company began leasing approximately 110,000 square feet of a newly constructed, twelve-story office building. This building adjoins Carolina First Bank's Greenville main office branch. The majority of the Company's administrative functions presently reside in this building excluding operations. The Company owns a 100,000 square foot building in Lexington, South Carolina, the headquarters for CF Technology, which houses the technology, operations and mortgage departments. The Company leases the land for the CF Technology building.

     At December 31, 2000, the Company operated 94 banking offices, of which 74 are in South Carolina, 5 in North Carolina, and 15 in Florida. Of these locations, the Company or a subsidiary of the Company owns 55 locations and leases 39 locations. In addition, the Company leases 8 stand alone ATM locations.

     The Company believes that its physical facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     See Note 17 to the Consolidated Financial Statements for a discussion of legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

     The Company's common stock trades on The Nasdaq Stock Market under the symbol TSFG. At December 31, 2000, the Company had 7,472 shareholders of record and 42,460,358 shares outstanding. See "Table 5 -- Quarterly Financial Data" in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company's stock prices and cash dividends declared during 2000 and 1999. See "Capital Resources and Dividends" in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 19 and 21 to the Consolidated Financial Statements for a discussion of capital stock and dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. Prior year amounts, except cash dividends declared per common share, have been restated to reflect the 2000 merger with Anchor Financial Corporation and 1999 merger with Citrus Bank, both of which were accounted for as a pooling-of-interests. Prior year amounts have been restated to reflect the six-for-five stock split effected in the form of a 20% common stock dividend issued January 30, 1997.

                  SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,                              FIVE-YEAR
                                      ---------------------------------------------------------------------------    COMPOUND
                                         2000         1999         1998         1997         1996         1995      GROWTH RATE
                                      ----------   ----------   ----------   ----------   ----------   ----------   -----------
INCOME STATEMENT DATA
Net interest income.................  $  174,629   $  174,614   $  149,341   $  117,833   $   98,411   $   84,980      15.5%
Provision for loan losses...........      23,378       18,273       15,646       14,642       12,093        8,283      23.1
Noninterest income..................      49,348       59,649       34,924       29,576       29,597       24,633      14.9
Restructuring and merger-related
  costs.............................      29,198        7,155        3,526           --           --           --       n/m
Noninterest expenses(a).............     160,661      147,674      109,857       94,214       85,398       77,131      15.8
Net income..........................       6,989       40,450       34,656       24,722       19,638       15,943       n/m
PER COMMON SHARE DATA
Net income -- basic.................  $     0.16   $     0.95   $     0.90   $     0.79   $     0.67   $     0.51       n/m
Net income -- diluted...............        0.16         0.93         0.87         0.77         0.64         0.54       n/m
Book value (December 31)............       11.04        11.55        10.64         8.32         6.06         4.89      17.7%
Market price (December 31)..........       13.25        18.25        25.31        21.50        16.15        14.58      (1.9)
Cash dividends declared.............        0.41         0.37         0.33         0.29         0.25         0.21      14.3
Dividend payout ratio...............      256.25%       39.78%       37.93%       37.66%       39.06%       38.89%
BALANCE SHEET DATA (YEAR END)
Total assets........................  $5,220,554   $4,768,656   $4,136,647   $3,420,794   $2,592,160   $2,269,489      18.1%
Loans -- net of unearned income.....   3,735,182    3,291,720    2,841,077    2,474,122    1,821,492    1,620,933      18.2
Allowance for loan losses...........      43,024       33,756       29,812       25,736       19,988       15,869      22.1
Total earning assets................   4,651,807    4,262,837    3,664,392    3,085,473    2,318,801    2,019,305      18.2
Total deposits......................   3,894,662    3,481,651    3,302,523    2,811,139    2,151,271    1,832,594      16.3
Long-term debt......................     315,925      314,279      116,125       94,665       64,994       62,766      38.2
Shareholders' equity................     468,653      500,590      450,989      295,898      183,394      165,685      23.1
Nonperforming assets................      21,514       13,972        9,119        5,687        8,860        7,046      25.0
BALANCE SHEET DATA (AVERAGES)
Total assets........................  $5,032,700   $4,282,274   $3,726,204   $2,835,578   $2,421,642   $2,051,780      19.7%
Loans -- net of unearned income.....   3,545,336    3,045,913    2,577,018    2,066,592    1,709,605    1,483,086      19.0
Total earning assets................   4,450,016    3,820,904    3,384,157    2,588,037    2,179,453    1,846,846      19.2
Deposits............................   3,699,553    3,373,282    3,050,268    2,331,167    1,989,022    1,691,765      16.9
Shareholders' equity................     479,800      483,214      371,707      209,178      173,428      154,382      25.5
FINANCIAL RATIOS
Net interest margin.................        3.98%        4.62%        4.46%        4.60%        4.54%        4.63%
Return on average assets............        0.14         0.95         0.93         0.87         0.81         0.78
Return on average equity............        1.47         8.67         9.36        11.99        11.36        10.31
Return on average common equity.....        1.47         8.67         9.36        11.99        11.62        13.24
Average equity as a % of average
  assets............................        9.53        11.28         9.98         7.38         7.16         7.52
ASSET QUALITY RATIOS
Nonperforming assets as a % of loans
  and other real estate owned.......        0.58%        0.43%        0.33%        0.25%        0.49%        0.44%
Net charge-offs to average loans....        0.39         0.39         0.52         0.63         0.54         0.37
Allowance for loan losses times
  nonperforming loans...............        2.34x        3.02x        5.80x        6.77x        3.65x        4.27x
OPERATIONS DATA
Branch offices......................          94          108          104           87           74           72
Employees (full-time equivalent)....       1,374        1,514        1,345        1,184        1,068        1,032

------------
(a) Excluding restructuring and merger-related costs.

    Total assets and shareholders' equity include the net unrealized securities gain. However, earning assets and the financial ratios exclude this gain because it is not included in net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis are presented to assist in understanding the financial condition and results of operations of The South Financial Group, Inc. and its subsidiaries (the "Company," except where the context requires otherwise). This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 8 of this report and the supplemental financial data appearing throughout this report.

     The Company has two wholly-owned subsidiary banks, Carolina First Bank and Citrus Bank, which are collectively referred to as the "Subsidiary Banks."

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. Those factors include, but are not limited to, the following: risks from changes in economic, monetary policy, and industry conditions; changes in interest rates, deposit rates, and the net interest margin; inflation; risks inherent in making loans including repayment risks and value of collateral; loan growth; adequacy of the allowance for loan losses and the assessment of problem loans; fluctuations in consumer spending; the demand for the Company's products and services; dependence on senior management; technological changes; ability to increase market share; expense projections; system conversion costs and issues; costs associated with new buildings; acquisitions; risks, realization of cost savings, and total financial performance associated with the Company's merger with Anchor Financial Corporation ("Anchor Financial"); changes in accounting policies and practices; costs and effects of litigation; and recently-enacted or proposed legislation.

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

MERGERS

     The following table summarizes mergers and acquisitions completed during the past three years. All the acquisitions, except for Resource Processing Group, Inc. ("RPGI"), a credit card servicing company, were bank acquisitions which expanded the Company's presence in or gained access to South Carolina, Florida, and North Carolina markets.

     The merger with Anchor Financial, completed on June 6, 2000, was the largest merger in the Company's history. The merger was accounted for as a pooling-of-interests and accordingly, the Company's historical consolidated financial statements and other financial data have been restated to include the accounts and results of operations of Anchor Financial as if the merger had been effective as of the earliest period presented.

     The Company's acquisitions are discussed in further detail in Note 3 of the Financial Statements.

TABLE 1
--------------------------------------------------------------------------------
ACQUISITIONS
--------------------------------------------------------------------------------

                                                  TOTAL ASSETS      SHARES       METHOD OF      INTANGIBLE
        COMPLETED ACQUISITIONS           DATE       ACQUIRED        ISSUED      ACCOUNTING       RECORDED
        ----------------------           -----    ------------    ----------    -----------    -------------
Anchor Financial Corporation                                                    Pooling-of-
  Myrtle Beach, South Carolina            6/00    $1.2 billion    17,674,208      Interests         n/a
Citrus Bank                                                                     Pooling-of-
  Orlando, Florida                        7/99    $285 million     3,086,478      Interests         n/a
Citizens First National Bank                                                    Pooling-of-
  Crescent City, Florida                  4/99    $ 59 million       505,851      Interests         n/a
Colonial Bank of South Carolina, Inc.
  Camden, South Carolina                 10/98    $ 61 million       651,455       Purchase    $10.4 million
Poinsett Financial Corporation
  Travelers Rest, South Carolina          9/98    $ 89 million       753,530       Purchase    $11.7 million
First National Bank of Pickens County
  Easley, South Carolina                  9/98    $121 million     2,817,350       Purchase    $45.4 million
Resource Processing Group, Inc.
  Columbia, South Carolina                6/98    $ 15 million       398,610       Purchase    $ 3.4 million

     As of December 30, 2000, Carolina First Bank, F.S.B. was merged into Carolina First Bank to gain operating efficiencies. Following the merger, all of the Company's banking locations in South Carolina and North Carolina operate as branches of Carolina First Bank.

EARNINGS REVIEW

  Overview

     Including merger-related charges and other items, net income for 2000 was $7.0 million, or $0.16 per diluted share. Net income for 1999 was $40.5 million, a 17% increase over net income for 1998 of $34.7 million. On a diluted per share basis, net income increased to $0.93 per share in 1999 from $0.87 per share in 1998. In 1999, the average number of outstanding shares increased 10%, principally from the completion of three bank mergers (accounted for under the purchase method of accounting) in the fall of 1998.

     In June 2000, the Company completed the largest merger in its history, Anchor Financial, which significantly enhanced the Company's market position in the South Carolina and North Carolina. The decrease in 2000 net income was primarily attributable to pre-tax merger-related charges, totaling $38.8 million, related to the Anchor Financial merger. These pre-tax merger-related charges included the following items: restructuring and merger-related costs of $29.2 million, a $5.3 million loss associated with restructuring the combined investment portfolio, an additional provision for loan losses of $3.0 million to apply the Company's reserve analysis methodology to Anchor Financial's loan portfolio, and $1.3 million in other charges related to Anchor Financial.

     During 2000, the Company engaged in a number of actions that produced unusual gains or charges. These actions included an $11.4 million net gain on asset sales, excluding the $5.3 million loss associated with restructuring the investment portfolio. See "Earnings Review -- Noninterest Income" for a discussion of the net gain on asset sales. Largely offsetting this gain were significant pre-tax charges related to unusual items, including a $3.7 million impairment loss from the write-down of assets primarily related to leasehold improvements associated with the former operations center in Columbia, $4.0 million for system conversion costs, and $1.2 million in personnel expense from benefit plan changes and contract payments. See "Earnings Review -- Noninterest Expenses."

     At December 31, 2000, the Company had approximately $5.2 billion in assets, $3.7 billion in loans, $3.9 billion in deposits, and $468.7 million in shareholders' equity. At December 31, 2000, the Company's ratio of nonperforming assets to loans and other real estate owned was 0.58%.

  Net Interest Income

     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities used to support such assets as well as such items as loan fees and dividend income. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Table 2 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 2000. Average earning assets and the net interest margin exclude the net unrealized gain on securities available for sale because this gain is not included in net income. Table 3 provides additional analysis of the effects of volume and rate on net interest income.

TABLE 2
--------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES -- YIELDS AND COSTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              2000                             1999                             1998
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                  BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
ASSETS
Earning assets
  Loans (net of unearned
    income)(1).................  $3,545,336   $328,831    9.28%   $3,045,913   $274,982    9.03%   $2,577,018   $241,278    9.36%
  Investment securities
    (taxable)..................     789,219     53,936    6.83       635,851     38,444    6.05       580,615     36,397    6.27
  Investment securities
    (nontaxable) (2)...........      86,657      6,162    7.11        75,425      5,172    6.86        56,474      4,152    7.35
  Unrealized securities gain or
    loss.......................      (9,524)                         (25,508)                          (1,995)
  Federal funds sold and resale
    agreements.................       7,606        350    4.60        50,766      2,181    4.30       126,496      6,564    5.19
  Interest-bearing bank
    balances...................      30,722      2,094    6.82        38,457      2,106    5.48        45,549      2,593    5.69
                                 ----------   --------            ----------   --------            ----------   --------
        Total earning assets...   4,450,016    391,373    8.79     3,820,904    322,885    8.45     3,384,157    290,984    8.60
                                 ----------   --------            ----------   --------            ----------   --------
  Non-earning assets...........     582,684                          461,370                          342,047
                                 ----------                       ----------                       ----------
        Total assets...........  $5,032,700                       $4,282,274                       $3,726,204
                                 ==========                       ==========                       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Interest-bearing liabilities
    Interest-bearing deposits
      Interest checking........  $  574,761   $ 17,374    3.02%   $  634,244   $ 18,229    2.87%   $  508,554   $ 15,913    3.13%
      Savings..................     133,282      3,496    2.62       169,948      4,556    2.68       174,900      5,446    3.11
      Money market.............     684,056     35,731    5.22       595,467     25,420    4.27       518,889     22,845    4.40
      Certificates of
        deposit................   1,636,253    100,032    6.11     1,355,645     70,286    5.18     1,303,364     73,267    5.62
      Other....................     145,883      7,838    5.37       114,495      6,284    5.49       109,982      6,476    5.89
                                 ----------   --------            ----------   --------            ----------   --------
        Total interest-bearing
          deposits.............   3,174,235    164,471    5.18     2,869,799    124,775    4.35     2,615,689    123,947    4.74
    Short-term borrowings......     456,977     28,043    6.14       243,308     11,831    4.86       163,789      8,588    5.24
    Long-term borrowings.......     323,926     21,889    6.76       158,547      9,872    6.23       107,895      7,671    7.11
                                 ----------   --------            ----------   --------            ----------   --------
      Total interest-bearing
        liabilities............   3,955,138    214,403    5.42     3,271,654    146,478    4.48     2,887,373    140,206    4.86
                                 ----------   --------            ----------   --------            ----------   --------
    Non-interest bearing
      liabilities
      Non-interest bearing
        deposits...............     525,318                          503,483                          434,579
      Other non-interest
        liabilities............      72,444                           23,923                           32,545
                                 ----------                       ----------                       ----------
      Total liabilities........   4,552,900                        3,799,060                        3,354,497
                                 ----------                       ----------                       ----------
Shareholders' equity...........     479,800                          483,214                          371,707
                                 ----------                       ----------                       ----------
  Total liabilities and
    shareholders' equity.......  $5,032,700                       $4,282,274                       $3,726,204
                                 ==========                       ==========                       ==========
Net interest margin............               $176,970    3.98%                $176,407    4.62%                $150,778    4.46%
                                              ========                         ========                         ========

------------
 (1) Nonaccrual loans are included in average balances for yield computations.
 (2) Fully tax-equivalent basis at a 38% tax rate in 2000 and a 35% tax rate in 1999 and 1998.
Note: Average balances are derived from daily balances.

TABLE 3
--------------------------------------------------------------------------------
RATE/VOLUME VARIANCE ANALYSIS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                             2000 COMPARED TO 1999             1999 COMPARED TO 1998
                                        -------------------------------   -------------------------------
                                         TOTAL    CHANGE IN   CHANGE IN    TOTAL    CHANGE IN   CHANGE IN
                                        CHANGE     VOLUME       RATE      CHANGE     VOLUME       RATE
                                        -------   ---------   ---------   -------   ---------   ---------
Earning assets
  Loans, net of unearned income.......  $53,849    $46,145    $  7,704    $33,704    $42,589    $ (8,885)
  Securities, taxable.................   15,492     10,057       5,435      2,047      3,373      (1,326)
  Securities, nontaxable..............      990        793         197      1,020      1,315        (295)
  Federal funds sold..................   (1,831)    (1,998)        167     (4,383)    (3,404)       (979)
  Interest-bearing bank balances......      (12)        55         (67)      (487)      (391)        (96)
                                        -------    -------    --------    -------    -------    --------
       Total interest income..........   68,488     55,052      13,436     31,901     43,482     (11,581)
                                        -------    -------    --------    -------    -------    --------
Interest-bearing liabilities
  Interest-bearing deposits
     Interest checking................     (855)    (1,907)      1,052      2,316      3,692      (1,376)
     Savings..........................   (1,060)      (959)       (101)      (890)      (151)       (739)
     Money market.....................   10,311      4,120       6,191      2,575      3,287        (712)
     Certificates of deposit..........   29,746     15,946      13,800     (2,981)     2,861      (5,842)
     Other............................    1,554      1,689        (135)      (192)       259        (451)
                                        -------    -------    --------    -------    -------    --------
       Total interest-bearing
          deposits....................   39,696     18,889      20,807        828      9,948      (9,120)
Short-term borrowings.................   16,212     12,487       3,725      3,243      3,906        (663)
Long-term borrowings..................   12,017     11,109         908      2,201      3,248      (1,047)
                                        -------    -------    --------    -------    -------    --------
          Total interest expense......   67,925     42,485      25,440      6,272     17,102     (10,830)
                                        -------    -------    --------    -------    -------    --------
            Net interest income.......  $   563    $12,567    $(12,004)   $25,629    $26,380    $   (751)
                                        =======    =======    ========    =======    =======    ========

---------------
Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

     Tax equivalent net interest income increased $563,000 to $177.0 million in 2000 from $176.4 million in 1999, and increased $25.6 million from $150.8 million in 1998. A higher level of average earning assets in 2000 increased interest income, but this increase was nearly offset by an increase in interest expense due to higher deposit and borrowing costs. The growth in average earning assets, which increased $629.1 million, or 16%, to $4.5 billion in 2000 from $3.8 billion in 1999 and $3.4 billion in 1998, resulted from an increase in both loans and investment securities. Average loans, net of unearned income, were $3.5 billion in 2000, $3.0 billion in 1999 and $2.6 billion in 1998. The increase in loans was primarily related to internal loan growth. Average investment securities, excluding the average net unrealized securities gains, were $866.4 million, $685.8 million, and $635.1 million in 2000, 1999, and 1998, respectively. The increase in average investment securities in 2000 was attributable to the match funding in December 1999 of approximately $200 million in mortgage-backed securities with approximately $200 million in Federal Home Loan Bank ("FHLB") borrowings.

     The net interest margin of 3.98% in 2000 was lower than the margin of 4.62% in 1999 and 4.46% in 1998. The lower net interest margin in 2000 resulted largely from loan growth exceeding deposit growth creating the need for alternative funding sources. The deposit markets, which have been very competitive, are expected to remain so going forward. As such, the Company will continue to use alternative funding sources. From 1999 to 2000, total average borrowings increased approximately $379.0 million, which included approximately $200 million related to the December 1999 match funding of mortgage-backed securities. These alternative funding sources generally have higher interest rates.

     Increases in deposit costs, particularly certificates of deposit, have outpaced increases in loan yields. The yield on loans rose 25 basis points during 2000 to 9.28% from 9.03% in 1999. During the same period, the rate paid on interest-bearing deposits increased by 83 basis points to 5.18% in 2000, compared with 4.35% in 1999.

Annual interest expense on certificates of deposit increased $29.7 million in 2000. Approximately $15.9 million of this increase was due to an increase in balances, while $13.8 million was due to rate increases. During 2000, Carolina First Bank and Citrus Bank held certificate of deposit promotions designed to build customer loyalty and expand the customer base. One of Carolina First Bank's promotions generated approximately $235 million of one-year certificates of deposit with an annualized percentage yield of 7.50%. Citrus Bank's promotions generated approximately $80 million in certificates of deposit with an average annualized percentage yield of 7.44%. The majority of these certificates of deposit will remain on the books throughout the first three quarters of 2001 and will continue to impact the net interest margin. In addition, the deposits generated through Bank CaroLine, an Internet bank, continued to grow in 2000 to approximately $221 million in total deposits as of December 31, 2000 from $70 million as of December 31, 1999. Deposit rates for Bank CaroLine are generally higher than those offered by the Company's other subsidiary banks to reflect the lower cost structure associated with operating on the Internet, and thus, increased the overall cost of deposits.

     Although deposit costs rose more rapidly than earning asset yields, upward adjustments in the prime interest rate resulted in an increase in the yield on earning assets. The prime interest rate increased 50 basis points during the second half of 1999 and 100 basis points during the first half of 2000. The yield on earning assets increased to 8.79% in 2000 from 8.45% in 1999 and 8.60% in 1998. Commercial variable rate loans, which constituted approximately 53% of the commercial portfolio, immediately repriced upward with the increases in the prime interest rate. If short-term rates decline during 2001, which is generally anticipated, the yield on variable rate loans will decline accordingly.

     The overall yield on loans (including both fixed and variable rate loans) during 2000 was 9.28%, compared with 9.03% in 1999 and 9.36% in 1998. The yield on investment securities also increased to 6.86% in 2000 from 6.13% in 1999 and 6.36% in 1998.

     During the third quarter of 2000, the Company sold and reinvested approximately $108 million, or 11%, of the combined investment portfolios of the Company and Anchor Financial, generating a $5.3 million loss. The portfolio restructuring was designed to enhance the investment yield.

  Provision for Loan Losses

     The provision for loan losses was $23.4 million in 2000, an increase of $5.1 million over the $18.3 million provision recorded in 1999. The provision for loan losses was $15.6 million in 1998. The increases were attributable to continued loan growth, an increase in nonperforming loans, higher loan losses, and uncertain economic conditions.

     Based on management's analysis of reserve adequacy, the allowance for loan and lease losses (the "Allowance") increased twelve basis points, from 1.04% to 1.16% as of December 31, 1999 and 2000, respectively. This increase included a provision of approximately $3.0 million made during the second quarter of 2000 when the Company's reserve analysis methodology was employed to determine reserve requirements for Anchor Financial's loan portfolio. During 2000, loans held for investment, net of unearned income grew $476.4 million, and nonperforming loans increased by $7.2 million. In addition, 2000 net charge-offs were $2.1 million higher than the $11.8 million charged off in 1999. Net charge-offs in 2000 of $13.9 million included $3.4 million related to a participation in a shared national credit to Video Update, Inc.

     The provision for loan losses is a function of loan growth, charge-off levels, and portfolio quality trends. Continued loan growth is anticipated, particularly in northern and central Florida, as well as in the coastal Carolina markets. Loan portfolio quality trends are expected to remain stable. However, the current economic outlook implies a less robust business climate that could alter these expectations. Consequently, while significant change is not anticipated, management continues to closely monitor economic trends and the potential impact thereof on the Company's loan portfolio.

  Noninterest Income

     Noninterest income decreased $10.3 million to $49.3 million in 2000 from $59.6 million in 1999. For 1998, noninterest income totaled $34.9 million. Noninterest income included net gains on asset sales in both 2000 and 1999. In 2000, noninterest income included $9.2 million of gains on disposition of equity investments, $2.1 million of gains on the sale of branch offices, a $0.1 million gain on sale of credit cards, and a $5.0 million loss on the sale of investment securities. The loss on sale of investment securities primarily resulted from restructuring the combined investment portfolio following completion of the Anchor Financial merger. In 1999, noninterest income included a $15.5 million gain on disposition of equity investments, a $3.2 million gain on sale of credit cards, a $2.5 million gain on disposition of assets and liabilities (primarily from the sale of branch offices), and a $0.5 million gain on the sale of investment securities. Excluding these net gains on asset sales from both years, noninterest income increased $5.1 million, or 13%, in 2000 to $43.0 million from $37.9 million in 1999.

     In 2000, the gain on disposition of equity investments included a $9.4 million gain on sale of Net.B@nk common stock, a $2.3 million gain on sale of Affinity common stock, $2.4 million in losses associated with investments made by CF Investment Company, and a $0.1 loss on disposition of equity investments previously made in two community banks. In 1999, the gain on disposition of equity investments was primarily attributable to the sale of Net.B@nk common stock, which was largely offset by a contribution to the Carolina First Foundation, a 501(c)(3) charitable foundation.

     In both 2000 and 1999, the gain on disposition of assets and liabilities essentially related to the sale of three branch office locations in 2000 and four in 1999. In May 1999, the Company sold its credit card loan portfolio of approximately $53.6 million, which resulted in a gain of $3.2 million. In 2000, following the Anchor Financial merger, the Company sold Anchor Financial's credit card loan portfolio of approximately $5 million, which resulted in a gain of $0.1 million.

     Service charges on deposit accounts, the largest contributor to noninterest income, rose 12% to $18.0 million in 2000 from $16.0 million in 1999 and $13.9 million in 1998. Average deposits, which impact service charges, increased approximately 10% in 2000. In addition, effective July 1, 2000, certain deposit service charges were increased to reflect competitive market pricing.

     Mortgage banking income includes origination fees, gains from the sale of loans, and servicing fees, net of the related amortization for the mortgage servicing rights and subservicing payments. Mortgage banking income in 2000 increased $2.4 million to $7.1 million from $4.7 million in 1999 and $6.1 million in 1998. The increase in 2000 was primarily related to a $1.6 million gain on sale of mortgage servicing rights in the fourth quarter. In addition, mortgage bank income in 2000 included a $284,000 net gain on the sale of approximately $39 million of portfolio loans and a $207,000 write-off of miscellaneous receivables. The decrease in 1999 from 1998 was the result of lower gains on the sale of loans, primarily due to a lower volume of sales.

     Mortgage originations totaled approximately $378 million in 2000 compared with approximately $436 million in 1999. Mortgage originations are net of mortgage loans acquired through acquisition. Mortgage origination volumes declined in 2000 due to higher mortgage loan rates.

     The servicing operations of Carolina First Mortgage Company ("CF Mortgage") consist of servicing mortgage loans that are owned by Carolina First Bank and subservicing loans to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At December 31, 2000, CF Mortgage was servicing or subservicing 27,272 loans having an aggregate principal balance of approximately $2.5 billion. This balance included approximately $634 million for which the related mortgage servicing rights were sold in the fourth quarter 2000, which CF Mortgage will continue to subservice until March 2001. In 2000, fees related to the servicing portfolio from non-affiliated companies were mostly offset by the related amortization for the mortgage servicing rights and subservicing payments. The servicing income does not include the benefit of interest-free escrow balances related to mortgage loan servicing activities.

     In 2001, the Company plans to realign its mortgage banking strategy to place more emphasis on mortgage originations. Accordingly, the Company expects to continue to sell mortgage servicing rights. In February

2001, the Company entered into an agreement with an unrelated third party to sell mortgage servicing rights for approximately $950 million in mortgage loans.

     Fees for investment services in 2000 of $5.5 million were approximately 12% above the $4.9 million earned in 1999 and $3.7 million in 1998. The increase was primarily the result of fees collected by Carolina First Securities, Inc. ("CF Securities"), a full service brokerage subsidiary of Carolina First Bank. CF Securities offers a complete line of investment products and services, including mutual funds, stocks, bonds and annuities. At December 31, 2000 and 1999, the market value of assets administered by Carolina First Bank's trust department totaled approximately $768 million and $777 million, respectively.

     During 1999, the Company had income of $1.6 million from its interests in the credit card and commercial real estate loan trusts, compared with income of $1.6 million in 1998. Loan securitization income ceased during the second quarter of 1999 following the sale of the Company's credit cards and the termination of the credit card trust on May 17, 1999. The commercial real estate loan trust was terminated with the pay-off of the loans in the fourth quarter of 1999. Accordingly, no loan securitization income was realized in 2000.

     Other noninterest income was $12.4 million in 2000 compared with $10.6 million in 1999 and $8.7 million in 1998. Other noninterest income included income related to credit and debit cards, merchant banking, insurance commissions, increases in cash value of company owned life insurance policies, international banking services, and other fee based services. The increase in noninterest income in 2000 and 1999 was largely due to an increase in the cash value of company owned life insurance. In 1999, the Company used proceeds from the sale of its credit card portfolio to purchase $50 million of life insurance on certain officers of the Company. In 2000, the Company used proceeds from the sale of investment securities to purchase an additional $25 million of life insurance.

  Noninterest Expenses

     Noninterest expenses increased to $189.9 million in 2000 from $154.8 million in 1999 and $113.4 million in 1998. Noninterest expense included several other charges in 2000, 1999, and 1998. Noninterest expenses in 2000 included $29.2 million in restructuring and merger-related costs (see "EARNINGS REVIEW -- Restructuring and Merger-Related Costs"), $4.0 million in system conversion costs (see "EARNINGS REVIEW -- System Conversion Costs"), $3.7 million impairment loss from the write-down of assets primarily related to leasehold improvements associated with a former operations center, $1.3 million in other charges related to the Anchor Financial merger, $0.9 million related to converting the Company's group medical plan to a self-insured plan, and $0.3 million for payments required under an employee contract. In 1999, noninterest expense included $7.2 million in restructuring and merger-related costs, $11.9 million in charitable contributions made in the form of Net.B@nk common stock to the Carolina First Foundation, and $1.2 million in contract programming and software upgrades related to Year 2000. In year 1998, noninterest expense includes $3.5 million in restructuring and merger-related costs. Excluding these other charges, noninterest expenses increased $16.0 million to $150.5 million from $134.5 million in 1999 and $109.9 million in 1998.

     Salaries, wages and employee benefits increased $9.3 million to $75.4 million in 2000 from $66.1 million in 1999. Included in 2000 are other charges of $0.9 million associated with converting the Company's group medical and dental plans to self-insured plans, $0.4 million related to the termination of Anchor Financial's employee stock option plan, and $0.3 million for payments required under an employee contract. Excluding these items, salaries, wages and employee benefits increased $7.7 million in 2000 from 1999. Approximately half of this increase was attributable to redundant positions from the Anchor Financial merger that were not eliminated until August 2000 after Anchor Financial's operating systems were converted to the Company's and the consolidation of back office functions. The balance of the increase in 2000 and the increase in 1999 from 1998 reflects the cost of expanding in existing and new markets, operational support to promote growth, and additional management and technical expertise. Full-time equivalent employees as of December 31, 2000, decreased to 1,374 from 1,514 at the end of 1999. This decrease resulted from the elimination of redundant positions created from the Anchor merger. Full-time equivalent employees as of December 31, 1998 were 1,345.

     Occupancy expense increased $3.9 million to $15.3 million in 2000 from $11.4 million in 1999 and $9.4 million in 1998. The Company began making lease payments on two new buildings in fourth quarter 1999 and a third new building in first quarter 2000. These new office facilities also contributed to the increase in furniture and equipment expense, which increased $2.5 million to $12.8 million in 2000 from $10.3 million in 1999 and $8.1 million in 1998. The $2.2 million increase in 1999 to $10.3 million from $8.1 million in 1998 principally reflected the costs associated with developing a new company-wide desktop computer platform and additional ATMs.

     Amortization of intangibles decreased to $6.4 million in 2000 from $7.0 million in 1999. The decrease was due to the sale of four branch offices, previously acquired through mergers accounted for as purchase transactions, in the last half of 1999. Upon completion of these branch sales, the related intangible assets were written off resulting in lower amortization of intangibles. In addition, goodwill associated with the credit card loan portfolio was also written-off and netted against the gain when the loans were sold in May 1999, further reducing amortization of intangibles. This lower level of amortization is expected to continue in 2001.

     Other noninterest expenses increased $2.0 million to $43.0 million in 2000 from $41.0 million in 1999. The overall increase in other noninterest expenses was principally attributable to the overhead and operating expenses associated with higher lending and deposit activities. The largest items of other noninterest expense were telecommunications, advertising, professional and outside servicing fees, travel, stationery, supplies and printing. During 2000, the Company recorded a $0.9 million accrual related to the Anchor Financial merger, primarily pending litigation. In 2000, the company also placed into service a new operating system and capitalized $4.3 million of related computer software. Other noninterest expense in 2000 included $0.3 million of depreciation related to the new capitalized software. In 1999, other noninterest expense included $1.2 million in contract programming and software upgrades related to Year 2000.

  Restructuring and Merger-Related Costs

     In connection with the June 2000 merger of Anchor Financial and the 1999 mergers of Citrus Bank, Citizens First National Bank and Bailey Financial Corporation, the Company incurred pre-tax restructuring and merger-related costs of approximately $29.2 million in 2000 and $7.2 million 1999. The related accrual as of December 31, 2000, which totaled approximately $3.5 million, was principally associated with estimated impairment in connection with abandoned facilities awaiting disposition. Substantially of all of the 1999 costs were paid as of December 31, 1999. Restructuring and merger-related costs in 1998 related to Anchor Financial's 1998 mergers with ComSouth Bankshares, Inc. and M&M Financial Corporation. The Company expects to record no additional restructuring and merger-related costs in 2001 related to these mergers except for adjustments to estimates resulting from the final disposition of impaired assets.

     Table 4 shows the breakdown of these expenses for the year ended December 31, 2000, of which $14.3 million are restructuring and $14.9 million are merger-related.

TABLE 4
--------------------------------------------------------------------------------
RESTRUCTURING AND MERGER-RELATED COSTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

Contract termination costs..................................  $ 7,355
Investment banking fees.....................................    7,026
Impairment of abandoned facilities..........................    2,772
Severance payments..........................................    4,177
Professional fees...........................................    2,532
Data processing conversion..................................    1,619
Write-off of obsolete fixed assets..........................    1,583
Other.......................................................    2,134
                                                              -------
Total.......................................................  $29,198
                                                              =======

  System Conversion Costs

     From March 2000 to July 2000, the Company and its subsidiaries converted their operating systems to the Fiserv Comprehensive Banking System.

     During 2000, as a result of the system conversion, and the related training involved with learning a new system, certain outstanding items on the general ledger, including loan funding and demand deposit account reconciliations, were not resolved in a timely manner. The Company dedicated resources, including the Company's internal audit staff and professional consultants, to complete these reconciliations. While the majority of the outstanding items have been resolved, the Company has recorded a $700,000 accrual as of December 31, 2000 to cover estimated potential charge-offs associated with the remaining outstanding items. At this time, based upon the clearance of outstanding items to date, the Company does not anticipate any further material changes to the Company's consolidated financial position or results of operations related to these reconciliations.

     System conversion costs totaled $4.0 million in 2000, which were largely professional fees, fees for contract personnel, and contract buyout charges. These costs also included a $700,000 accrual for estimated charge-offs associated with the reconciliations described in the preceding paragraph. The Company expects to record no additional system conversion costs in 2001.

  Fourth Quarter Results

     Including merger-related charges and other items, net income for the three months ended December 31, 2000 was $8.6 million, or $0.20 per diluted share. For the three months ended December 31, 1999, net income totaled $10.1 million, or $0.23 per diluted share. The Company recorded several merger-related charges and other items in the fourth quarter of 2000. These pre-tax items included a $7.1 million gain on the disposition of equity investments, $2.2 million of system conversion costs, $1.4 million of restructuring and merger-related costs, $0.9 million associated with converting the Company's group benefit plans to self-insured plans, $0.4 million related to the termination of Anchor Financial's employee stock option plan, $0.4 million write-off of miscellaneous receivables, and $0.3 million for payments required under an employee contract.

     Net interest income decreased $3.4 million to $40.9 million for the three months ended December 31, 2000 from $44.3 million for the comparable period in 1999. The fourth quarter 2000 net interest margin decreased to 3.56% compared with 4.45% for the fourth quarter of 2000. The lower net interest income and net interest margin in the fourth quarter 2000 resulted from the higher cost of funds partially offset by a higher level of average earning assets and higher earning asset yields (see "EARNINGS REVIEW -- Net Interest Income"). Earning assets averaged $4.5 billion and $4.0 billion in the fourth quarters of 2000 and 1999, respectively. Table 5 presents a summary of the consolidated quarterly financial data for the years ended December 31, 2000 and 1999.

TABLE 5
--------------------------------------------------------------------------------
QUARTERLY FINANCIAL DATA
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 THREE MONTHS ENDED
                                              --------------------------------------------------------
                                              DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                              ------------   -------------   -----------   -----------
2000
For the Quarter
  Interest income...........................  $   101,591     $   100,709    $    96,021   $    90,711
  Interest expense..........................       60,681          56,765         50,666        46,291
                                              -----------     -----------    -----------   -----------
  Net interest income.......................       40,910          43,944         45,355        44,420
  Provision for loan losses.................        4,242           6,709          8,482         3,945
  Noninterest income........................       19,607           6,397         10,630        12,714
  Noninterest expense.......................       44,516          50,326         57,348        37,669
                                              -----------     -----------    -----------   -----------
  Income before income taxes................       11,759          (6,694)        (9,845)       15,520
  Income taxes..............................        3,142          (3,612)          (896)        5,117
                                              -----------     -----------    -----------   -----------
  Net income (loss).........................  $     8,617     $    (3,082)   $    (8,949)  $    10,403
                                              ===========     ===========    ===========   ===========
  Shares outstanding:
     Average -- basic.......................   42,943,042      42,901,829     42,842,124    42,944,844
     Average -- diluted.....................   43,465,250      43,577,447     43,530,646    43,629,026
     At quarter end.........................   42,460,358      43,134,578     43,056,873    42,999,809
Per Common Share
  Net income -- basic.......................  $      0.20     $     (0.07)   $     (0.21)  $      0.24
  Net income -- diluted.....................         0.20           (0.07)         (0.21)         0.24
  Cash dividend declared....................         0.11            0.10           0.10          0.10
  Common stock price:
     High...................................        13.38           15.88          17.75         18.13
     Low....................................         8.38           11.00          10.75         12.75
     Close..................................        13.25           12.63          14.50         13.13
  Volume traded.............................    8,349,269       4,329,396      5,382,494     7,690,054
1999
For the Quarter
  Interest income...........................  $    84,897     $    81,106    $    78,904   $    76,185
  Interest expense..........................       40,567          36,541         35,078        34,292
                                              -----------     -----------    -----------   -----------
  Net interest income.......................       44,330          44,565         43,826        41,893
  Provision for loan losses.................        5,294           4,362          3,985         4,632
  Noninterest income........................       11,511          11,423         12,286        24,429
  Noninterest expense.......................       35,434          36,893         36,637        45,865
                                              -----------     -----------    -----------   -----------
  Income before income taxes................       15,113          14,733         15,490        15,825
  Income taxes..............................        5,001           5,071          5,515         5,124
                                              -----------     -----------    -----------   -----------
  Net income................................  $    10,112     $     9,662    $     9,975   $    10,701
                                              ===========     ===========    ===========   ===========
  Shares outstanding:
     Average -- basic.......................   43,031,117      42,920,681     42,682,384    42,109,140
     Average -- diluted.....................   43,845,867      43,867,432     43,980,266    43,209,583
     At quarter end.........................   43,326,754      43,237,067     43,116,881    42,396,311
Per Common Share
  Net income -- basic.......................  $      0.24     $      0.23    $      0.23   $      0.25
  Net income -- diluted.....................         0.23            0.22           0.23          0.25
  Cash dividend declared....................         0.10            0.09           0.09          0.09
  Common stock price:
     High...................................        22.00           25.50          30.81         26.00
     Low....................................        14.88           19.38          21.44         20.25
     Close..................................        18.25           19.81          24.38         22.00
  Volume traded.............................    6,306,026       3,357,093      8,955,284     4,394,274

BALANCE SHEET REVIEW

  Loans

     At December 31, 2000, the Company had total loans outstanding of $3.7 billion that equaled approximately 96% of the Company's total deposits and approximately 72% of the Company's total assets. Loans are the largest category of earning assets and produce the highest yields. The loan portfolio consists principally of commercial real estate loans, commercial loans, consumer loans (including both direct and indirect loans) and one-to-four family residential mortgage loans. Substantially all loans are to borrowers domiciled in the Company's market areas in South Carolina, Florida and North Carolina. The portfolio does not contain any foreign loans or any Highly Leveraged Transactions, as defined by regulatory authorities. At December 31, 2000, commercial real estate loans (i.e., loans that depend for repayment on the sale or lease of real estate to unrelated third parties) were 29.6% of total loans. All other concentrations were less than 10% of total loans.

     Table 6 summarizes loans outstanding and percentage of loans in each category, showing the composition sorted by collateral type. Effective with the system conversion in June 2000, the Company reclassified certain loans due to the enhanced capability of analyzing loans by purpose and by collateral. Accordingly, the December 31, 2000 composition presented below may not be comparable with the earlier periods presented. For example, the construction category as of December 31, 2000 included commercial construction, which was previously included in commercial secured by real estate. The Company's increase in consumer loans during 2000 and 1999 was due primarily to the expansion of indirect lending to new markets in South Carolina and Florida.

TABLE 6
--------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2000         1999         1998         1997         1996
                                                 ----------   ----------   ----------   ----------   ----------
Commercial, financial and agricultural.........  $  561,360   $  536,542   $  495,148   $  405,721   $  340,487
Real estate -- construction....................     458,577      221,683      150,194      131,403       93,653
Real estate -- residential mortgage (1-4
  family)......................................     890,693      729,522      562,511      509,575      373,671
Commercial secured by real estate (1)..........   1,348,604    1,336,491    1,130,932      856,289      671,102
Consumer.......................................     460,668      396,358      282,583      209,126      207,578
Credit cards...................................          --       15,798       73,788       58,964       47,183
Lease financing receivables....................       4,186       15,500       40,450       79,597       91,321
                                                 ----------   ----------   ----------   ----------   ----------
Loans held for investment......................   3,724,088    3,251,894    2,735,606    2,250,675    1,824,995
Loans held for sale............................      12,630       45,591      113,834      236,146       11,540
                                                 ----------   ----------   ----------   ----------   ----------
    Total gross loans..........................   3,736,718    3,297,485    2,849,440    2,486,821    1,836,535
Unearned income................................       1,536        5,765        8,363       12,699       15,043
Allowance for loan losses......................      43,024       33,756       29,812       25,736       19,988
                                                 ----------   ----------   ----------   ----------   ----------
    Total net loans............................  $3,692,158   $3,257,964   $2,811,265   $2,448,386   $1,801,504
                                                 ==========   ==========   ==========   ==========   ==========

--------------------------------------------------------------------------------
PERCENTAGE OF LOANS IN CATEGORY
--------------------------------------------------------------------------------

                                                                       DECEMBER 31,
                                                  ------------------------------------------------------
                                                   2000        1999        1998        1997        1996
                                                  ------      ------      ------      ------      ------
LOANS HELD FOR INVESTMENT
Commercial, financial and agricultural..........   15.07%      16.50%      18.10%      18.03%      18.66%
Real estate -- construction.....................   12.32        6.82        5.49        5.84        5.13
Real estate -- residential mortgage (1-4
  family).......................................   23.92       22.43       20.56       22.64       20.48
Commercial secured by real estate (1)...........   36.21       41.10       41.34       38.04       36.77
Consumer........................................   12.37       12.19       10.33        9.29       11.37
Credit cards....................................      --        0.48        2.70        2.62        2.59
Lease financing receivables.....................    0.11        0.48        1.48        3.54        5.00
                                                  ------      ------      ------      ------      ------
    Total.......................................  100.00%     100.00%     100.00%     100.00%     100.00%
                                                  ======      ======      ======      ======      ======

------------
(1) This category includes loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment and facilities. At December 31, 2000, such loans were approximately half of the category total.

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

                                                               OVER ONE BUT     OVER
                                                    ONE YEAR    LESS THAN       FIVE
                                                    OR LESS     FIVE YEARS     YEARS       TOTAL
                                                    --------   ------------   --------   ----------
Commercial, financial, agricultural and commercial
  secured by real estate..........................  $507,793    $1,051,527    $350,644   $1,909,964
Real estate -- construction.......................   335,158        80,506      42,913      458,577
Total of loans with:
  Predetermined interest rates....................   211,847       635,967     258,602    1,106,416
  Floating interest rates.........................   631,104       496,066     134,955    1,262,125

     The Company's loans held for investment, net of unearned income increased $476.4 million, or 14.7%, to approximately $3.7 billion at December 31, 2000 from $3.2 billion at December 31, 1999. Approximately $131.9 million of the 2000 loan growth was attributable to the Citrus Bank markets in Florida. This 2000 loan growth was net of loan sales during 2000. During the fourth quarter 2000, the Company sold approximately $39 million of residential mortgage loans from the held for investment portfolio. An additional $23.4 million of loans were sold in connection with the sale of three branch offices during the year. In addition, approximately $5 million of credit card balances, formerly held by Anchor Financial, were sold during the third quarter.

     Table 8 summarizes the loan relationships of the Company that are greater than $5 million. The Company reports commitments to make loans in excess of $5 million to the Credit Committee of the Board of Directors for review.

TABLE 8
--------------------------------------------------------------------------------
LOAN RELATIONSHIPS GREATER THAN $5 MILLION
--------------------------------------------------------------------------------

                                                                      PERCENTAGE OF
                                         NUMBER        PRINCIPAL       TOTAL LOAN
                                      OF BORROWERS      BALANCE         PORTFOLIO
                                      ------------   --------------   -------------
December 31, 2000...................       62        $481.4 million        13%
December 31, 1999...................       42         302.6 million         9

     In 2000, the Company's loans averaged $3.5 billion with a yield of 9.28%, compared with $3.0 billion and a yield of 9.03% in 1999. This increase in loan yield was due to increases in the prime interest rate that have occurred during the second half of 1999 and 2000. This increase was substantially offset by the rapid increase in indirect consumer loan balances, which tend to have a lower yield than commercial loans. The interest rates charged on loans vary with the degree of risk, maturity, and principal amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

  Allowance for Loan Losses

     The adequacy of the Allowance is analyzed on a quarterly basis. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The methodology employed for this analysis is as follows.

     The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Loss ratios are calculated by product type for consumer loans and by risk grade for commercial loans. Large problem commercial loans are individually assessed and assigned specific loss estimates. To allow for modeling error, a range of probable loss ratios is then derived for each segment at plus and minus five percent of the adjusted historical loss ratio. The resulting percentages are then applied to the dollar amounts of loans in each segment to arrive at each segment's range of probable loss levels.

     The Allowance for each portfolio segment is set at an amount within its range that reflects management's best judgment of the extent to which historical loss levels are more or less accurate indicators of current losses in the portfolio. Management's judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, emerging portfolio concentrations, risk management system changes, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions.

     This methodology was first adopted for the March 31, 2000 analysis. For each quarter of 2000, an analysis was also conducted using the methodology employed in prior years. Comparison of the results from these parallel analyses confirms that this change in methodology did not alter management's conclusion as to the adequacy of the Allowance in the current period or for prior periods.

     Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of the Company.

     The Allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require the Company to adjust its Allowance based on information available to them at the time of their examination.

     The Allowance totaled $43.0 million, or 1.16% of loans held for investment net of unearned income at December 31, 2000, compared with $33.8 million, or 1.04%, at December 31, 1999. A provision of approximately $3.0 million was made during the second quarter of 2000 when the Company's reserve analysis methodology was employed to determine reserve requirements for Anchor Financial's loan portfolio. During the second quarter of 1999, the Allowance was reduced $3.0 million as a consequence of the sale of the credit card portfolio. The Allowance as a percentage of nonperforming loans was 234% and 302% as of December 31, 2000 and 1999, respectively. Nonperforming loans increased to $18.4 million as of December 31, 2000 from $11.2 million at December 31, 1999. See "Credit Quality."

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

TABLE 9
--------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
Loan loss reserve at beginning of
  year...............................  $   33,756   $   29,812   $   25,736   $   19,988   $   15,869
Purchase accounting acquisitions.....          --          408        1,822        3,550           --
Allowance adjustment for loans
  sold...............................        (252)      (2,977)          --          658        1,236
Charge-offs:
  Commercial, financial and
     agricultural....................       7,548        4,791        3,752        2,441          707
  Real estate -- construction........          --           --           --           --          115
  Secured by real estate.............       1,458          805          320          588        1,627
  Consumer...........................       6,617        6,354        6,991        6,276        3,614
  Credit cards.......................         450        1,852        4,418        5,475        4,272
                                       ----------   ----------   ----------   ----------   ----------
       Total loans charged-off.......      16,073       13,802       15,481       14,780       10,335
                                       ----------   ----------   ----------   ----------   ----------
Recoveries:
  Commercial, financial and
     agricultural....................       1,314          783          779          451          311
  Secured by real estate.............         156          132           76           62          268
  Consumer...........................         627          997        1,179        1,115          130
  Credit cards.......................         118          130           55           50          416
                                       ----------   ----------   ----------   ----------   ----------
       Total loans recovered.........       2,215        2,042        2,089        1,678        1,125
                                       ----------   ----------   ----------   ----------   ----------
Net charge-offs......................      13,858       11,760       13,392       13,102        9,210
Additions to reserve through
  provision expense..................      23,378       18,273       15,646       14,642       12,093
                                       ----------   ----------   ----------   ----------   ----------
Loan loss reserve at end of year.....  $   43,024   $   33,756   $   29,812   $   25,736   $   19,988
                                       ==========   ==========   ==========   ==========   ==========
Average loans........................  $3,545,336   $3,045,913   $2,577,018   $2,066,592   $1,709,605
Loans held for investment, net of
  unearned income (period end).......   3,722,552    3,246,129    2,727,243    2,237,976    1,809,952
Net charge-offs as a percentage of
  average loans......................        0.39%        0.39%        0.52%        0.63%        0.54%
Allowance for loan losses as a
  percentage of loans excluding loans
  held for sale......................        1.16         1.04         1.09         1.15         1.10

TABLE 10
--------------------------------------------------------------------------------
COMPOSITION OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
Commercial, financial and agricultural...........  $ 6,935   $10,226   $ 7,298   $ 6,361   $ 5,909
Real estate -- construction......................    5,622     2,572     1,712     1,217       844
Real estate -- residential mortgage (1-4
  family)........................................    1,769     3,269     2,007       921       700
Commercial secured by real estate................   16,539     6,502     4,202     3,242     3,114
Consumer.........................................   10,168     7,039     6,371     5,957     3,678
Credit cards.....................................       --     1,465     5,747     6,188     3,848
Unallocated (1)..................................    1,991     2,683     2,475     1,850     1,895
                                                   -------   -------   -------   -------   -------
          Total..................................  $43,024   $33,756   $29,812   $25,736   $19,988
                                                   =======   =======   =======   =======   =======

------------
(1) In 2000, the unallocated portion of the Allowance is the sum of the amounts, for each loan category, by which actual loss estimates exceed the lower end of the probable-loss range in the Company's reserve adequacy analysis model. Reserves allocated to large problem loans are determined according the FAS 114 and FAS 118.

     The allocation of the Allowance to the respective loan classifications is not necessarily indicative of future losses or future allocations.

  Securities

     Table 11 shows the carrying values of securities as follows.

TABLE 11
--------------------------------------------------------------------------------
INVESTMENT PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
SECURITIES HELD FOR INVESTMENT (at amortized cost)
U.S. Treasury and U.S. Government agencies..................  $  2,650   $  5,997   $ 16,234
Mortgage-backed securities..................................        --      1,484     15,977
State and municipal.........................................    75,015     63,877     49,047
Other investments...........................................       102        402        300
                                                              --------   --------   --------
                                                                77,767     71,760     81,558
                                                              --------   --------   --------
SECURITIES AVAILABLE FOR SALE (at fair value)
U.S. Treasury and U.S. Government agencies..................   198,670    269,136    348,180
Mortgage-backed securities..................................   507,817    442,907    238,576
State and municipal.........................................    12,409     21,056      9,480
Other investments...........................................    97,877    154,619     48,656
                                                              --------   --------   --------
                                                               816,773    887,718    644,892
                                                              --------   --------   --------
TRADING ACCOUNT (at fair value)
U.S. Treasury and U.S. Government agencies..................     4,644      3,758      3,411
State and municipal.........................................       360        910        132
                                                              --------   --------   --------
                                                                 5,004      4,668      3,543
                                                              --------   --------   --------
          Total.............................................  $899,544   $964,146   $729,993
                                                              ========   ========   ========

     In 2000, total securities at year end decreased $64.6 million, or 6.7%. Securities averaged $875.9 million in 2000, 23% above the 1999 average of $711.3 million. A significant portion of the increase in average securities in 2000 was attributable to the purchase of approximately $200 million of additional mortgage-backed securities in December 1999 to match fund against approximately $200 million in Federal Home Loan Bank borrowings. The average portfolio yield increased to 6.86% in 2000 from 6.13% in 1999. The securities yield increased due to a higher level of general interest rates and yield enhancements related to the portfolio restructuring.

     During the third quarter of 2000, the Company restructured approximately $108 million, or 11%, of the combined investment portfolios of the Company and Anchor Financial, generating a $5.3 million loss. As part of the restructuring, the Company liquidated lower-yielding securities and replaced them with similar securities at higher market yields. The Company also sold out-of-market municipals and corporate securities totaling approximately $30 million.

     Table 12 shows the contractual maturity schedule for securities held for investment and securities available for sale at December 31, 2000. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table also reflects the weighted average yield of the investment securities.

TABLE 12
--------------------------------------------------------------------------------
INVESTMENT MATURITY SCHEDULE
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

HELD FOR INVESTMENT -- AMORTIZED COST

                                             AFTER ONE    AFTER FIVE
                                   WITHIN    BUT WITHIN   BUT WITHIN     AFTER     NO CONTRACTUAL
                                  ONE YEAR   FIVE YEARS   TEN YEARS    TEN YEARS      MATURITY       TOTAL
                                  --------   ----------   ----------   ---------   --------------   --------
U.S. Treasury and U.S.
  Government agencies...........  $ 2,650     $     --     $     --    $     --       $    --       $  2,650
State and municipal.............   11,627       34,088       28,162       1,138            --         75,015
Other investments...............       --           52           50          --            --            102
                                  -------     --------     --------    --------       -------       --------
                                  $14,277     $ 34,140     $ 28,212    $  1,138       $    --       $ 77,767
                                  =======     ========     ========    ========       =======       ========
WEIGHTED AVERAGE YIELD
U.S. Treasury and U.S.
  Government agencies...........     6.13%          --%          --%         --%           --%          6.13%
State and municipal.............     4.43         4.69         5.02        4.86            --           4.78
Other investments...............       --         7.33         6.75          --            --           7.05
                                  -------     --------     --------    --------       -------       --------
                                     4.74%        4.70%        5.03%       4.86%           --%          4.83%
                                  =======     ========     ========    ========       =======       ========

AVAILABLE FOR SALE -- FAIR VALUE

                                             AFTER ONE    AFTER FIVE
                                   WITHIN    BUT WITHIN   BUT WITHIN     AFTER     NO CONTRACTUAL
                                  ONE YEAR   FIVE YEARS   TEN YEARS    TEN YEARS      MATURITY       TOTAL
                                  --------   ----------   ----------   ---------   --------------   --------
U.S. Treasury and U.S.
  Government agencies...........  $29,038     $146,362     $ 16,624    $  6,646       $    --       $198,670
Mortgage-backed securities......       --       95,744       86,204     325,869            --        507,817
State and municipal.............      370        3,349        8,690          --            --         12,409
Other investments...............       --           --       28,213      21,296        48,368         97,877
                                  -------     --------     --------    --------       -------       --------
                                  $29,408     $245,455     $139,731    $353,811       $48,368       $816,773
                                  =======     ========     ========    ========       =======       ========
WEIGHTED AVERAGE YIELD
U.S. Treasury and U.S.
  Government agencies...........     6.01%        6.40%        6.25%       7.21%           --%          6.36%
Mortgage-backed securities......       --         6.34         7.13        7.20            --           7.03
State and municipal.............     5.61         4.73         4.46          --            --           4.57
Other investments...............       --           --         6.22        6.57            --           6.37
                                  -------     --------     --------    --------       -------       --------
                                     6.01%        6.35%        6.68%       7.16%           --%          6.75%
                                  =======     ========     ========    ========       =======       ========

------------
(1) Other investments are made up primarily of investments in banks, the investment in Net.B@nk common stock, and Federal Home Loan Bank stock. Approximately $48 million of these securities, which have no contractual maturity, have no yield and accordingly are excluded from the "Other Investments" yield calculation as well as the overall "Available for Sale" yield calculation.

     At December 31, 2000, securities available for sale included the following equity investments with the following pre-tax market values: 1,175,000 shares of common stock of Net.Bank recorded at approximately $7.7 million, 1,753,366 shares of common stock of Affinity recorded at approximately $219,000, investments in thirteen community bank recorded at approximately $6.0 million, and an investment in Rock Hill Bank & Trust recorded at approximately $5.5 million. See "BALANCE SHEET REVIEW -- Equity Investments."

  Equity Investments

     Investment in Net.B@nk, Inc. At December 31, 2000, the Company owned 1,175,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 4% of the outstanding shares. Net.B@nk owns and operates Net.B@nk, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. The Company's investment in Net.B@nk, which is included in securities available for sale and has a basis of approximately $326,000, had a pre-tax market value of approximately $7.7 million as of December 31, 2000. During 2000, the Company sold 1,240,000 shares of Net.B@nk stock resulting in a pre-tax gain of $9.4 million. The Company's shares of Net.B@nk common stock are "restricted" securities, as that term is defined in federal securities law.

     Investment in Affinity Technology Group, Inc. At December 31, 2000, the Company, through its subsidiary Blue Ridge Finance Company ("Blue Ridge"), owned 1,753,366 shares of common stock of Affinity Technology Group, Inc. ("Affinity") and a warrant to purchase an additional 3,471,340 shares for approximately $0.0001 per share ("Affinity Warrant"). During the first quarter 2000, the Company sold 775,000 shares of Affinity common stock for a pre-tax gain of approximately $2.3 million. Subsequent to December 31, 2000, the Company sold approximately 348,000 shares of Affinity common stock.

     These Affinity shares and the shares represented by the Affinity Warrant constitute approximately a 15% ownership interest in Affinity. As of December 31, 2000, the investment in Affinity's common stock, which is included in securities available for sale and has a basis of approximately of $111,000, was recorded at its pre-tax market value of approximately $219,000. The Affinity Warrant was not reported on the Company's balance sheet as of December 31, 2000.

     The Company's shares in Affinity and the shares issuable upon the exercise of the Affinity Warrant are "restricted" securities, as that term is defined in federal securities laws.

     Investments in Banks. As of December 31, 2000, the Company had equity investments in thirteen community banks located in the Southeast. In each case, the Company owns less than 5% of the community bank's outstanding common stock. The Company has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. As of December 31, 2000, equity investments in the community banks, included in securities available for sale with a basis of approximately $8.5 million, were recorded at pre-tax market value of approximately $6.0 million. During the third quarter 2000, the Company sold two of its community bank stock investments, which were being acquired, for a net loss of $132,000.

     As a result of the Company's merger with Anchor Financial, the Company has an investment in Rock Hill Bank & Trust. The investment, which is included in securities available for sale and has a basis of approximately $3.1 million, had a pre-tax market value of approximately $5.5 million as of December 31, 2000. The Company also has an investment in Nexity Financial Corporation, an Internet bank, which is recorded at its basis of $500,000.

     CF Investment Company. In September 1997, the Company's subsidiary, CF Investment Company, became licensed through the Small Business Administration to operate as a Small Business Investment Company. CF Investment Company is a wholly-owned subsidiary of Blue Ridge. CF Investment Company's principal focus is investing in companies that have a bank-related technology or service the Company and its subsidiaries can use. As of December 31, 2000, CF Investment Company had invested approximately $1.7 million (principally in the form of loans) in companies specializing in electronic document management and Internet-related services.

     CF Investment Company's loans represent a higher credit risk to the Company due to the start-up nature of these companies. For the year ended December 31, 2000, the Company incurred a $2.4 million loss related to the write-off of three investments.

  Intangible Assets and Other Assets

     The intangible assets balance at December 31, 2000 of $107.3 million was attributable to goodwill of $100.1 million and core deposit balance premiums of $7.2 million. The intangible assets balance at December 31, 1999 of $114.0 million was attributable to goodwill of $105.2 million and core deposit balance premiums of $8.8 million. The decline in the intangible assets balances was attributable to the amortization of intangibles.

     At December 31, 2000, other assets included other real estate owned of $3.1 million and mortgage servicing rights of $20.7 million. At December 31, 1999, other assets included other real estate owned of $2.8 million and mortgage servicing rights of $24.9 million. The balance for mortgage servicing rights declined due to the fourth quarter 2000 sale of rights totaling $8.0 million and amortization of rights, which exceeded the rights purchased during the year.

     Capitalized software net of related amortization, which is included in other assets, was approximately $7.5 million and $3.3 million as of December 31, 2000 and 1999, respectively. The increase was primarily attributable to computer software related to the Company's new operating system, which was placed into service in 2000.

  Deposits

     The Company's primary source of funds for loans and investments is its deposits that are gathered through the Subsidiary Banks' branch network and on the Internet through Bank CaroLine. Deposits provided funding for 83% of average earning assets in 2000 and 88% in 1999. The Subsidiary Banks face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits declined, and accordingly, the Company has developed other sources, such as FHLB advances, to fund loan demand.

     Deposits grew 12% to $3.9 billion at December 31, 2000 from $3.5 billion at December 31, 1999. The increase in deposits resulted principally from internal deposit growth related to account promotions, sales efforts, and Internet banking. During the first three quarters of 2000, approximately $42.2 million in deposits were sold in connection with the sales of the Nichols, Prosperity, and Saluda branch offices.

     During 2000, total interest-bearing deposits averaged $3.2 billion with a rate of 5.18%, compared with $2.9 billion with a rate of 4.35% in 1999. During 2000, deposit pricing remained very competitive, a pricing environment which the Company expects to continue. Average noninterest-bearing deposits increased 4% during 2000, but declined as a percentage of average total deposits to 14% in 2000 from 15% in 1999 reflecting a higher growth rate of interest-bearing deposit balances.

     Table 13 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

TABLE 13
--------------------------------------------------------------------------------
TYPES OF DEPOSITS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
Noninterest-bearing demand
  deposits...........................  $  491,109   $  496,428   $  501,751   $  393,606   $  354,994
Interest-bearing demand deposits.....     590,669      594,223      625,875      419,762      264,164
Money market accounts................     702,333      630,545      530,859      458,367      379,875
Savings accounts.....................     116,165      148,055      183,640      179,816      156,396
Time deposits under $100,000.........   1,401,520    1,109,195    1,036,007      967,094      692,527
Time deposits of $100,000 or more....     592,866      503,205      424,391      392,494      303,315
                                       ----------   ----------   ----------   ----------   ----------
     Total deposits..................  $3,894,662   $3,481,651   $3,302,523   $2,811,139   $2,151,271
                                       ==========   ==========   ==========   ==========   ==========

--------------------------------------------------------------------------------
PERCENTAGE OF DEPOSITS
--------------------------------------------------------------------------------

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                         2000        1999        1998        1997        1996
                                        ------      ------      ------      ------      ------
Noninterest-bearing demand deposits...   12.61%      14.26%      15.19%      14.00%      16.50%
Interest-bearing demand deposits......   15.17       17.07       18.95       14.93       12.28
Money market accounts.................   18.03       18.11       16.08       16.31       17.66
Savings accounts......................    2.98        4.25        5.56        6.40        7.27
Time deposits under $100,000..........   35.99       31.86       31.37       34.40       32.19
Time deposits of $100,000 or more.....   15.22       14.45       12.85       13.96       14.10
                                        ------      ------      ------      ------      ------
     Total deposits...................  100.00%     100.00%     100.00%     100.00%     100.00%
                                        ======      ======      ======      ======      ======

     Time deposits under $100,000 increased $292 million, or 26%, during 2000, due to certificate of deposit promotions in select markets of the Subsidiary Banks, Internet banking deposits and brokered certificates of deposit. In September 1999, the Company introduced an Internet bank, Bank CaroLine, which is offered as a service of Carolina First Bank. Deposit rates for Bank CaroLine are generally higher than the rates offered by the Company's Subsidiary Banks due to lower operating costs. Deposits gathered through Bank CaroLine are used to fund commercial and consumer loans generated by the Company's Subsidiary Banks. At December 31, 2000, total deposits for Bank CaroLine totaled $221 million, up from $70 million as of December 31, 1999. At December 31, 2000, approximately 90% of Bank CaroLine's deposits were certificates of deposit. At December 31, 2000, the Company had $99.2 million in brokered certificates of deposit under $100,000. The Company considers these funds as an alternative funding source available to use while continuing to maintain and grow its local market deposit base.

     Time deposits of $100,000 or more represented 15% and 14% of total deposits at December 31, 2000 and 1999, respectively. The Company's large denomination time deposits are generally from customers within the local market areas of its Subsidiary Banks and, therefore, provide a greater degree of stability than is typically associated with this source of funds.

     Table 14 shows a maturity schedule for time deposits of $100,000 or more at December 31, 2000.

TABLE 14
--------------------------------------------------------------------------------
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

Three months or less.................................      $138,715
Over three through six months........................       155,350
Over six through twelve months.......................       180,749
Over twelve months...................................       118,052
                                                           --------
     Total outstanding...............................      $592,866
                                                           ========

  Borrowed Funds

     The Company's short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances, commercial paper and other short-term borrowing. In 2000, average short-term borrowings totaled $457.0 million compared with $243.3 million in 1999 and $163.8 million in 1998 from increased reliance on short-term borrowings to support earning asset growth.

     Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $232.1 million and $179.7 million at December 31, 2000 and 1999, respectively. Balances in these accounts can fluctuate on a day-to-day basis. At December 31, 2000 and 1999, FHLB advances totaled $205.1 million and $236.0 million, respectively. Short-term FHLB advances are a source of funding which the Company uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.

     During 2000, the Company negotiated a short-term note payable to an unaffiliated bank. As of December 31, 2000, this note totaled $15 million with an interest rate of 8.62%. At December 31, 2000, the Company had $7.6 million in outstanding commercial paper, compared with none at December 31, 1999. The Company issues commercial paper depending on its funding requirements and the cost of commercial paper compared with alternative borrowing sources.

     Table 15 shows balance and interest rate information on the Company's short term borrowings.

TABLE 15
--------------------------------------------------------------------------------
SHORT TERM BORROWINGS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                           MAXIMUM
                                         OUTSTANDING
                                           AT ANY      AVERAGE       AVERAGE       ENDING    INTEREST RATE AT
        YEAR ENDED DECEMBER 31,           MONTH END    BALANCE    INTEREST RATE   BALANCE        YEAR END
        -----------------------          -----------   --------   -------------   --------   ----------------
2000
Federal funds purchased and repurchase
  agreements...........................   $235,545     $206,814       5.81%       $232,110         6.32%
Advances from the FHLB.................    294,990      243,944       6.43         205,080         6.43
Note payable to unaffiliated bank......     15,000          331       8.62          15,000         8.62
Treasury, tax and loan note............     10,611        5,325       5.01           9,366         6.29
Commercial paper and other short-term
  borrowings...........................      7,962          563       7.85           7,962         7.24
                                                       --------       ----        --------         ----
                                                       $456,977       6.14%       $469,518         6.46%
                                                       ========       ====        ========         ====
1999
Federal funds purchased and repurchase
  agreements...........................   $226,016     $187,174       4.76%       $179,710         4.78%
Advances from the FHLB.................    235,990       54,212       5.26         235,990         5.01
Commercial paper and other short-term
  borrowings...........................      7,938        1,922       4.89           2,929         5.31
                                                       --------       ----        --------         ----
                                                       $243,308       4.86%       $418,629         4.91%
                                                       ========       ====        ========         ====
1998
Federal funds purchased and repurchase
  agreements...........................   $216,490     $156,375       5.19%       $216,490         4.31%
Advances from the FHLB.................        920          397       5.82             920         5.82
Commercial paper and other short-term
  borrowings...........................     24,434        7,017       6.29           2,235         6.28
                                                       --------       ----        --------         ----
                                                       $163,789       5.24%       $219,645         4.33%
                                                       ========       ====        ========         ====

     The Company's long-term borrowings consist primarily of subordinated notes, FHLB borrowings, an employee stock ownership plan note payable, and mortgage note payable. Long-term borrowings totaled $315.9 million at December 31, 2000, a level comparable December 31, 1999 balance of $314.3 million.

  Capital Resources and Dividends

     Total shareholders' equity amounted to $468.7 million, or 9.0% of total assets, at December 31, 2000, compared with $500.6 million, or 10.5% of total assets, at December 31, 1999. The decrease in total shareholders' equity resulted principally from the Company's stock repurchase program, a decline in the net unrealized gain on securities and lower retained earnings due to restructuring and merger-related costs and other charges.

     In the first quarter of 2000, the Company repurchased 524,600 shares of common stock, which decreased shareholders' equity by $8.3 million. In March 2000, the Company rescinded its share repurchase program due to the June 2000 closing of the merger with Anchor Financial. In December 2000, the Company initiated a stock repurchase program for up to two million shares, or approximately 5% of its outstanding shares. In December 2000, the Company repurchased 847,376 shares, which decreased shareholders' equity by $10.2 million. The Company may continue to repurchase shares depending upon current market conditions and available cash.

     The Company's unrealized gain on securities declined to $6.6 million as of December 31, 2000 from $16.1 million as of December 31, 1999. The majority of the decline was related to market value declines associated with the Company's investment in Net.B@nk. In addition, during 2000, the Company sold approximately half of the Net.B@nk shares held as of December 31, 1999 reducing its ownership to 1,175,000 shares at December 31, 2000 from 2,415,000 shares as of December 31, 1999.

     Book value per share at December 31, 2000 and 1999 was $11.04 and $11.55, respectively. Tangible book value per share at December 31, 2000 and 1999 was $8.51 and $8.92, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch acquisitions and the acquisitions of CF Mortgage, RPGI and five banks (all of which were accounted for as purchases).

     The Company and its Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines and exceeded the well capitalized requirements at December 31, 2000. Table 16 sets forth various capital ratios for the Company and its Subsidiary Banks.

TABLE 16
--------------------------------------------------------------------------------
CAPITAL RATIOS
--------------------------------------------------------------------------------

                                                             WELL CAPITALIZED
                                         DECEMBER 31, 2000     REQUIREMENT
                                         -----------------   ----------------
THE COMPANY
Total risk-based capital...............        10.37%               n/a
Tier 1 risk-based capital..............         8.63                n/a
Leverage ratio.........................         6.93                n/a

CAROLINA FIRST BANK
Total risk-based capital...............        10.35%              10.0%
Tier 1 risk-based capital..............         9.21                6.0
Leverage ratio.........................         7.44                5.0

CITRUS BANK
Total risk-based capital...............        10.18%              10.0%
Tier 1 risk-based capital..............         9.00                6.0
Leverage ratio.........................         8.03                5.0

     The Company and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The Company has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. At the December 2000 meeting, the Board of Directors approved a $0.11 per share cash dividend on the common stock, which represents an effective annual increase of approximately 10%. The Company presently intends to pay a quarterly cash dividend on the Common Stock; however, future dividends will depend upon the Company's financial performance and capital requirements.

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

     Table 17 shows the Company's financial instruments that are sensitive to changes in interest rates as well as the Company's interest sensitivity gap at December 31, 2000. The Company uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments, prepayment of principal and potential calls. For core deposits without contractual maturity (i.e., interest checking, savings and money market accounts), the table presents principal cash flows based on management's judgement concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff and calls differ from the Company's historical experience and management's judgement. Interest sensitivity gap ("GAP position") measures the difference between rate sensitive assets and rate sensitive liabilities during a given time frame. The Company's GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At December 31, 2000, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $188.0 million.

TABLE 17
--------------------------------------------------------------------------------
MARKET RISK SENSITIVITY
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                              AVERAGE      0-3         4-6        7-12
                                               YIELD     MONTHS      MONTHS      MONTHS       2002        2003        2004
                                              -------   ---------   ---------   ---------   ---------   ---------   ---------
INTEREST-SENSITIVE ASSETS
Earning assets
  Loans, net of unearned income.............   9.28%    $ 461,621   $ 377,538   $ 621,376   $ 700,759   $ 373,501   $ 371,228
  Investment securities(1)..................   6.86        21,856      10,524      34,001      53,478      69,480      93,615
  Federal funds sold........................   4.60           475          --          --          --          --          --
  Interest bearing balances with other
    banks...................................   6.82           500         250          --         250          --          --
                                                        ---------   ---------   ---------   ---------   ---------   ---------
      Total earning assets..................   8.79%    $ 484,452   $ 388,312   $ 655,377   $ 754,487   $ 442,981   $ 464,843
                                                        =========   =========   =========   =========   =========   =========
INTEREST-SENSITIVE LIABILITIES
Liabilities
  Interest-sensitive liabilities
    Interest-bearing deposits
      Interest checking.....................   3.02%    $      --   $  59,067   $ 118,134   $      --   $ 206,734   $ 206,734
      Savings...............................   2.62            --       2,323       9,294      11,616      46,466      46,466
      Money market..........................   5.22       105,350     105,350     140,467          --     175,583     175,583
      Certificates of deposit...............   6.05       414,832     548,880     626,717     315,357      49,871       5,734
                                                        ---------   ---------   ---------   ---------   ---------   ---------
        Total interest-bearing deposits.....   5.18       520,182     715,620     894,612     326,973     478,654     434,517
    Short-term borrowings...................   6.14       467,448       1,330         740          --          --          --
    Long-term borrowings....................   6.76            --          --          --      18,318      21,946      55,029
                                                        ---------   ---------   ---------   ---------   ---------   ---------
      Total interest-sensitive
        liabilities.........................   5.42%      987,630     716,950     895,352     345,291     500,600     489,546
Notional amount of interest rate swaps......              (50,022)         --          --          --      20,022          --
                                                        ---------   ---------   ---------   ---------   ---------   ---------
        Total interest-sensitive liabilities
          and off-balance sheet derivative
          financial instruments.............            $ 937,608   $ 716,950   $ 895,352   $ 345,291   $ 520,622   $ 489,546
                                                        =========   =========   =========   =========   =========   =========
Net contractual interest sensitive
  position..................................             (453,156)   (328,638)   (239,975)    409,196     (77,641)    (24,703)
Adjustments for repricing characteristics of
  variable rate loans(2)....................            1,365,760    (215,930)   (316,050)   (162,016)   (129,214)   (111,128)
                                                        ---------   ---------   ---------   ---------   ---------   ---------
Interest sensitive gap......................            $ 912,604   $(544,568)  $(556,025)  $ 247,180   $(206,855)  $(135,831)
                                                        =========   =========   =========   =========   =========   =========
Cumulative interest sensitive gap...........            $ 912,604   $ 368,036   $(187,989)  $  59,191   $(147,664)  $(283,495)
                                                        =========   =========   =========   =========   =========   =========

                                                                        CARRYING       FAIR
                                                2005      AFTER 2005     VALUE        VALUE
                                              ---------   ----------   ----------   ----------
INTEREST-SENSITIVE ASSETS
Earning assets
  Loans, net of unearned income.............  $ 294,886   $  534,273   $3,735,182   $3,726,535
  Investment securities(1)..................    148,375      458,100      889,429      890,038
  Federal funds sold........................         --           --          475          475
  Interest bearing balances with other
    banks...................................         --       25,721       26,721       26,721
                                              ---------   ----------   ----------   ----------
      Total earning assets..................  $ 443,261   $1,018,094   $4,651,807   $4,643,769
                                              =========   ==========   ==========   ==========
INTEREST-SENSITIVE LIABILITIES
Liabilities
  Interest-sensitive liabilities
    Interest-bearing deposits
      Interest checking.....................  $      --   $       --   $  590,669   $  590,669
      Savings...............................         --           --      116,165      116,165
      Money market..........................         --           --      702,333      702,333
      Certificates of deposit...............     11,848       21,147    1,994,386    2,014,074
                                              ---------   ----------   ----------   ----------
        Total interest-bearing deposits.....     11,848       21,147    3,403,553    3,423,241
    Short-term borrowings...................         --           --      469,518      469,518
    Long-term borrowings....................     30,762      189,870      315,925      319,987
                                              ---------   ----------   ----------   ----------
      Total interest-sensitive
        liabilities.........................     42,610      211,017    4,188,996   $4,212,746
                                                                                    ==========
Notional amount of interest rate swaps......     10,000       20,000           --
                                              ---------   ----------   ----------
        Total interest-sensitive liabilities
          and off-balance sheet derivative
          financial instruments.............  $  52,610   $  231,017   $4,188,996
                                              =========   ==========   ==========
Net contractual interest sensitive
  position..................................    390,651      787,077      462,811
Adjustments for repricing characteristics of
  variable rate loans(2)....................   (107,504)    (323,918)          --
                                              ---------   ----------   ----------
Interest sensitive gap......................  $ 283,147   $  463,159   $  462,811
                                              =========   ==========   ==========
Cumulative interest sensitive gap...........  $    (348)  $  462,811   $       --
                                              =========   ==========   ==========

---------------
(1) Investment securities exclude the unrealized gain on the sale of securities of $10.1 million.
(2) The adjustment for repricing characteristics of variable rate loans adjusts the net contractual interest sensitive position for the immediate repricing of variable rate loans. The contractual maturities are used for the net contractual interest sensitive position.

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

     The Company's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Company's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a periodic basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates immediately increase and decrease 200 basis points. According to the model as of December 31, 2000, the Company is positioned so that net interest income will increase $12.7 million in the next twelve months if interest rates rise 200 basis points and will decrease $11.0 million in the next twelve months if interest rates decline 200 basis points. The larger increase in net interest income when interest rates are increased 200 basis points is due to the assumptions made regarding deposit repricings based on the Company's experience. In an increasing rate environment, the Company assumes that deposits will not increase the full 200 basis points whereas in a declining rate environment, it is assumed that deposit rates will decline the entire 200 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company could undertake in response to changes in interest rates.

LIQUIDITY

     Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, and manage operations on an ongoing basis. Funds are primarily provided by the Subsidiary Banks through customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. Proper liquidity management is crucial to ensure that the Company is able to take advantage of new business opportunities as well as meet the demands of its customers.

     Investment securities are an important tool to the Company's liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.

     Net cash provided by operations and deposits from customers have been the primary sources of liquidity for the Company. Liquidity is also enhanced by the ability to acquire new deposits through the Subsidiary's established branch network of more than 90 branches in South Carolina, North Carolina, and Florida. In addition, the Company can raise deposits on the Internet through Bank CaroLine. The liquidity needs of the Subsidiary Banks are a factor in developing their deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary.

     The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. At December 31, 2000, unused borrowing capacity from the FHLB totaled approximately $85 million with an outstanding balance of $481.6 million. Effective January 1, 2001, the unused borrowing capacity from the FHLB could increase due to the ability to borrow against certain commercial real estate loans. At December 31, 2000, the Subsidiary Banks had unused short-term lines of credit totaling approximately $210 million (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs.

     Liquidity at the parent company level is provided through cash dividends from the Subsidiary Banks and the capacity of the parent company to raise additional borrowed funds as needed. If the Company elects to repurchase shares through its share repurchase program, such purchases will reduce liquidity at the parent company level.

CREDIT QUALITY

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

     Beginning in the first quarter of 2000, a new credit audit function was launched to provide management and the Board of Directors a more comprehensive independent review of compliance with credit policy, both at the city office level and at the credit risk management level. The results of these credit audits, which focus on testing for compliance with credit policies and procedures, are reported to the Directors Credit Committees of the banking subsidiaries.

     Nonperforming assets grew from $14.0 million, or 0.43% of loans and other real estate owned, as of December 31, 1999 to $21.5 million, or 0.58% of loans and other real estate owned, as of December 31, 2000. The increase in nonperforming assets was attributable to the economic climate, which ultimately governs how loans perform. The general economic climate clearly softened in 2000. While management does not anticipate significant increases in this ratio, nonperforming asset levels inevitably rise as business conditions decline. However, management is confident that the Company's risk management system ensures prompt identification of problem loans, timely recognition of losses and the maintenance of adequate loss reserves.

     As discussed under "BALANCE SHEET REVIEW -- Equity Investments", the Company makes loans to emerging companies that have a bank-related technology or service the Company or its subsidiaries can use. These loans represent a higher credit risk to the Company due to the start up nature of these companies.

     Despite higher nonperforming asset levels in 2000, charge-offs were 0.39% of average loans, unchanged from 0.39% in 1999 and lower than 0.52% in 1998. During 2000, net charge-offs of $13.9 million included $3.4 million related to a participation in a shared national credit to Video Update, Inc. ("Video Update"). The decline in the charge-off ratios from 1998 was partially attributable to the April 1999 sale of the credit card portfolio. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. However, loss exposure in the portfolio is identified, reserved, and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

     Table 18 presents information pertaining to nonperforming assets for the years indicated.

TABLE 18
--------------------------------------------------------------------------------
NONPERFORMING ASSETS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                       2000      1999      1998     1997     1996
                                                      -------   -------   ------   ------   ------
Nonaccrual loans....................................  $18,413   $11,185   $3,858   $2,518   $3,565
Restructured loans..................................       --        --    1,283    1,283    1,909
                                                      -------   -------   ------   ------   ------
  Total nonperforming loans.........................   18,413    11,185    5,141    3,801    5,474
Other real estate owned.............................    3,101     2,787    3,978    1,886    3,386
                                                      -------   -------   ------   ------   ------
  Total nonperforming assets........................  $21,514   $13,972   $9,119   $5,687   $8,860
                                                      =======   =======   ======   ======   ======
Loans past due 90 days still accruing interest(1)...  $10,682   $ 5,100   $7,114   $4,214   $2,517
                                                      =======   =======   ======   ======   ======
Total nonperforming assets as a percentage of loans
  and other real estate owned(2)....................     0.58%     0.43%    0.33%    0.25%    0.49%
                                                      =======   =======   ======   ======   ======
Allowance for loan losses as a percentage of
  nonperforming loans...............................     2.34x     3.02x    5.80x    6.77x    3.65x
                                                      =======   =======   ======   ======   ======

---------------
(1) In 2000, approximately 56% of this increase was related to residential mortgages.
(2) Calculated using loans held for investment net of unearned income.

CURRENT ACCOUNTING ISSUES

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001.

     The Company has identified the following derivative instruments which were recorded on the Company's balance sheet at January 1, 2001: interest rate swap agreements, a warrant to purchase shares of common stock of Affinity Technology Group, Inc., fixed rate conforming residential mortgage loan commitments, and commitments to sell fixed rate conforming residential loans. The Company has identified no embedded derivative instruments requiring separate accounting treatment at January 1, 2001.

     The interest rate swap agreements are used for asset/liability and interest rate risk management purposes. The Company has both interest rate swap agreements that qualify as cash flow hedges and that qualify as fair value hedges. For the interest rate swap agreements that qualify as cash flow hedges, the fair value of these agreements totaling $70,000 was recorded as a charge to other comprehensive income in the shareholders' equity at January 1, 2001 (net of related income taxes of $26,000) or $44,000 after tax. Changes in the fair value on these interest rate swap agreements will be adjusted through other comprehensive income to the extent that the hedge is effective. Any ineffective portion will be recorded through the income statement. For the interest rate swap agreements that qualify as fair value hedges, the fair value of these agreements totaling $101,000 was recorded on the balance sheet. Changes in the fair value on these interest rate swap agreements will be adjusted through the income statement.

     The warrant, the loan commitments and the commitments to sell loans do not qualify for hedge accounting so their fair value adjustments will be recorded through the income statement.

     The warrant to purchase shares of Affinity Technology Group, Inc. was recorded on the balance sheet at its fair value of $434,000 on January 1, 2001. Under accounting principles as of December 31, 2000, the warrant was not recorded on the balance sheet.

     The commitments to originate fixed rate conforming loans totaled $23.1 million at January 1, 2001. The commitments to sell fixed rate conforming loans totaled $18.6 million at January 1, 2001. The fair value of these commitments was immaterial at January 1, 2001.

     The adoption of SFAS No. 133 will result in the Company recording a net transition adjustment gain of $271,000 (net of related income tax of $163,000) in net income and a net transition adjustment loss of $44,000 (net of related income tax of $26,000) in accumulated other comprehensive income at January 1, 2001. Further the adoption of SFAS No. 133 will result in the Company recognizing $535,000 of derivative instrument assets and $70,000 of derivative instrument liabilities. The Company expects that the adoption of SFAS No. 133 will increase the volatility of reported earning and other comprehensive income. In general, the amount of volatility will vary with the level of derivative activities during any period. The Company believes that it is not likely that these amounts will be material in the future.

     Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- a replacement of FASB No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 is not expected to have a material impact on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Asset/Liability Management and Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS, THE SOUTH FINANCIAL GROUP, INC.

     We have audited the consolidated balance sheets of The South Financial Group and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The South Financial Group and subsidiaries at December 31, 2000 and 1999, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP
Greenville, South Carolina
January 23, 2001

                     STATEMENT OF FINANCIAL RESPONSIBILITY

     Management of The South Financial Group (the "Company") is committed to quality customer service, enhanced shareholder value, financial stability and integrity in all dealings. Management has prepared the accompanying consolidated financial statements in conformity with generally accepted accounting principles. The statements include amounts that are based on management's best estimates and judgements. Other financial information contained in this report is presented on a basis consistent with financial statements.

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

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Cash and due from banks.....................................  $  156,711   $  138,829
Interest-bearing bank balances..............................      26,721       28,972
Federal funds sold..........................................         475        3,625
Securities
  Trading...................................................       5,004        4,668
  Available for sale........................................     816,773      887,718
  Held for investment (market value $78,376 in 2000 and
     $71,291 in 1999).......................................      77,767       71,760
                                                              ----------   ----------
          Total securities..................................     899,544      964,146
                                                              ----------   ----------
Loans
  Loans held for sale.......................................      12,630       45,591
  Loans held for investment.................................   3,724,088    3,251,894
     Less unearned income...................................       1,536        5,765
     Less allowance for loan losses.........................      43,024       33,756
                                                              ----------   ----------
          Net loans.........................................   3,692,158    3,257,964
                                                              ----------   ----------
Premises and equipment, net.................................     112,863       84,863
Accrued interest receivable.................................      36,879       31,176
Intangible assets...........................................     107,254      113,960
Other assets................................................     187,949      145,121
                                                              ----------   ----------
                                                              $5,220,554   $4,768,656
                                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
     Noninterest-bearing....................................  $  491,109   $  496,428
     Interest-bearing.......................................   3,403,553    2,985,223
                                                              ----------   ----------
          Total deposits....................................   3,894,662    3,481,651
  Federal funds purchased and repurchase agreements.........     232,110      179,710
  Other short-term borrowings...............................     237,408      238,919
  Long-term debt............................................     315,925      314,279
  Accrued interest payable..................................      35,168       22,867
  Other liabilities.........................................      36,628       30,640
                                                              ----------   ----------
          Total liabilities.................................   4,751,901    4,268,066
                                                              ----------   ----------
Shareholders' Equity
  Preferred stock -- no par value; authorized 10,000,000
     shares; issued and outstanding none....................          --           --
  Common stock -- par value $1 per share; authorized
     100,000,000 shares; issued and outstanding 42,460,358
     shares in 2000 and 43,326,754 shares in 1999...........      42,460       43,327
  Surplus...................................................     332,095      345,309
  Retained earnings.........................................      90,131      100,298
  Guarantee of employee stock ownership plan debt and
     nonvested restricted stock.............................      (2,593)      (4,445)
  Accumulated other comprehensive income, net of tax........       6,560       16,101
                                                              ----------   ----------
          Total shareholders' equity........................     468,653      500,590
                                                              ----------   ----------
                                                              $5,220,554   $4,768,656
                                                              ==========   ==========
Commitments and Contingencies

  See Notes to Consolidated Financial Statements which are an integral part of these statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
INTEREST INCOME
Interest and fees on loans..............................  $   328,831   $   274,982   $   241,278
Interest and dividends on securities:
  Taxable...............................................       53,936        38,444        36,397
  Exempt from Federal income taxes......................        3,821         3,379         2,715
                                                          -----------   -----------   -----------
          Total interest and dividends on securities....       57,757        41,823        39,112
  Interest on short-term investments....................        2,444         4,287         9,157
                                                          -----------   -----------   -----------
          Total interest income.........................      389,032       321,092       289,547
                                                          -----------   -----------   -----------
INTEREST EXPENSE
Interest on deposits....................................      164,471       124,775       123,947
Interest on short-term borrowings.......................       28,043        11,831         8,588
Interest on long-term debt..............................       21,889         9,872         7,671
                                                          -----------   -----------   -----------
          Total interest expense........................      214,403       146,478       140,206
                                                          -----------   -----------   -----------
          Net interest income...........................      174,629       174,614       149,341
PROVISION FOR LOAN LOSSES...............................       23,378        18,273        15,646
                                                          -----------   -----------   -----------
  Net interest income after provision for loan losses...      151,251       156,341       133,695
                                                          -----------   -----------   -----------
NONINTEREST INCOME
Service charges on deposit accounts.....................       17,956        15,992        13,925
Mortgage banking income.................................        7,106         4,746         6,132
Fees for investment services............................        5,525         4,924         3,726
Gain (loss) on sale of securities.......................       (5,046)          482           855
Gain on disposition of equity investments...............        9,219        15,471            --
Gain on disposition of assets and liabilities...........        2,054         2,523            --
Gain on sale of credit cards............................          135         3,252            --
Loan securitization income..............................           --         1,646         1,635
Other...................................................       12,399        10,613         8,651
                                                          -----------   -----------   -----------
          Total noninterest income......................       49,348        59,649        34,924
                                                          -----------   -----------   -----------
NONINTEREST EXPENSES
Salaries and wages......................................       61,231        53,277        46,688
Employee benefits.......................................       14,187        12,840        10,523
Occupancy...............................................       15,340        11,399         9,410
Furniture and equipment.................................       12,796        10,258         8,081
Amortization of intangibles.............................        6,407         7,028         4,703
Restructuring and merger-related costs..................       29,198         7,155         3,526
System conversion costs.................................        4,021            --            --
Impairment loss from write-down of assets...............        3,674            --            --
Charitable contribution to foundation...................           --        11,890            --
Other...................................................       43,005        40,982        30,452
                                                          -----------   -----------   -----------
          Total noninterest expenses....................      189,859       154,829       113,383
                                                          -----------   -----------   -----------
          Income before income taxes....................       10,740        61,161        55,236
Income taxes............................................        3,751        20,711        20,580
                                                          -----------   -----------   -----------
          Net income....................................  $     6,989   $    40,450   $    34,656
                                                          ===========   ===========   ===========
AVERAGE COMMON SHARES OUTSTANDING, BASIC................   42,907,960    42,685,675    38,596,757
AVERAGE COMMON SHARES OUTSTANDING, DILUTED..............   43,550,592    43,618,418    39,705,173
PER COMMON SHARE:
  Net income, basic.....................................  $      0.16   $      0.95   $      0.90
  Net income, diluted...................................         0.16          0.93          0.87
  Cash dividends declared...............................         0.41          0.37          0.33

  See Notes to Consolidated Financial Statements which are an integral part of these statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  RETAINED    ACCUMULATED
                                                SHARES OF                         EARNINGS       OTHER
                                                  COMMON     COMMON                 AND      COMPREHENSIVE
                                                  STOCK       STOCK    SURPLUS     OTHER        INCOME        TOTAL
                                                ----------   -------   --------   --------   -------------   --------
BALANCE DECEMBER 31, 1997.....................  35,561,272   $35,560   $211,627   $ 43,240      $ 5,471      $295,898
Net income....................................          --        --         --     34,656           --        34,656
Other comprehensive loss, net of tax of
  $1,750......................................          --        --         --         --       (3,217)       (3,217)
                                                                                                             --------
Comprehensive income..........................          --        --         --         --           --        31,439
                                                                                                             --------
Cash dividends declared ($0.33 per common
  share)......................................          --        --         --     (9,428)          --        (9,428)
Common stock activity:
  Stock offering..............................   2,242,115     2,242     38,196         --           --        40,438
  Repurchase of stock.........................    (394,874)     (395)    (9,429)        --           --        (9,824)
  Acquisitions................................   4,568,776     4,569     94,666        (16)          --        99,219
  Dividend reinvestment plan..................      72,731        73      1,531         --           --         1,604
  Employee stock purchase plan................       9,376         9        204         --           --           213
  Restricted stock plan.......................      30,457        30        592       (622)          --            --
  Exercise of stock options and stock
    warrants..................................     282,337       283        473         --           --           756
Miscellaneous.................................          --        --        423        251           --           674
                                                ----------   -------   --------   --------      -------      --------
BALANCE DECEMBER 31, 1998.....................  42,372,190    42,371    338,283     68,081        2,254       450,989
Net income....................................          --        --         --     40,450           --        40,450
Other comprehensive income, net of tax of
  $8,176......................................          --        --         --         --       13,847        13,847
                                                                                                             --------
Comprehensive income..........................          --        --         --         --           --        54,297
                                                                                                             --------
Cash dividends declared ($0.37 per common
  share)......................................          --        --         --    (14,864)          --       (14,864)
Common stock activity:
  Repurchase of stock.........................     (78,119)      (78)    (1,257)        --           --        (1,335)
  Acquisitions................................     505,838       506      1,732      2,535           --         4,773
  Dividend reinvestment plan..................      65,856        66      1,356         --           --         1,422
  Employee stock purchase plan................      11,926        12        243         --           --           255
  Restricted stock plan.......................      43,291        43      1,015       (650)          --           408
  Exercise of stock options and stock
    warrants..................................     543,497       544      5,059         --           --         5,603
Miscellaneous.................................    (137,725)     (137)    (1,122)       301           --          (958)
                                                ----------   -------   --------   --------      -------      --------
BALANCE DECEMBER 31, 1999.....................  43,326,754    43,327    345,309     95,853       16,101       500,590
Net income....................................          --        --         --      6,989           --         6,989
Other comprehensive loss, net of tax of
  $5,970......................................          --        --         --         --       (9,541)       (9,541)
                                                                                                             --------
Comprehensive loss............................          --        --         --         --           --        (2,552)
                                                                                                             --------
Cash dividends declared ($0.41 per common
  share)......................................          --        --         --    (17,190)          --       (17,190)
Common stock activity:
  Repurchase of stock.........................  (1,371,976)   (1,372)   (17,098)        --           --       (18,470)
  Dividend reinvestment plan..................     169,498       169      1,894         --           --         2,063
  Employee stock purchase plan................      20,320        20        231         --           --           251
  Restricted stock plan.......................      89,792        90      1,269        589           --         1,948
  Exercise of stock options and stock
    warrants..................................     227,245       227        529         --           --           756
Miscellaneous.................................      (1,275)       (1)       (39)     1,297           --         1,257
                                                ----------   -------   --------   --------      -------      --------
BALANCE DECEMBER 31, 2000.....................  42,460,358   $42,460   $332,095   $ 87,538      $ 6,560      $468,653
                                                ==========   =======   ========   ========      =======      ========

------------

* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

  See Notes to Consolidated Financial Statements which are an integral part of these statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $   6,989   $  40,450   $  34,656
Adjustments to reconcile net income to net cash (used for)
  provided by operations
  Depreciation..............................................      8,803       8,115       7,431
  Amortization of intangibles...............................      6,407       7,028       4,703
  Charitable contribution to foundation.....................         --      11,890          --
  Provision for loan losses.................................     23,378      18,273      15,646
  Deferred income taxes.....................................     (5,872)     (5,923)     (1,730)
  Gain on disposition of assets and liabilities.............     (2,054)     (2,523)         --
  Gain on sale of credit cards..............................       (135)     (3,252)         --
  Gain on sale of securities................................      5,046        (482)       (855)
  Gain on disposition of equity investments.................     (9,219)    (15,471)         --
  Trading account assets, net...............................          9        (781)       (809)
  Originations of mortgage loans held for sale..............   (335,116)   (467,345)   (602,835)
  Sale of mortgage loans held for sale......................    368,077     377,568     655,298
  Equity in net income of unconsolidated sub................         --         (56)       (245)
  Other assets, net.........................................    (38,831)    (34,099)    (11,874)
  Other liabilities, net....................................     22,075      (9,220)        301
                                                              ---------   ---------   ---------
    Net cash (used for) provided by operating activities....     49,557     (75,828)     99,687
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase (decrease) in cash realized from
  Sale of securities available for sale.....................    111,027     178,854     107,744
  Maturity of securities available for sale.................     99,798     161,370     437,740
  Maturity of securities held for investment................     14,866      29,790      26,272
  Purchase of securities available for sale.................   (164,141)   (554,060)   (686,545)
  Purchase of securities held for investment................    (20,873)    (19,157)    (18,541)
  Originations of loans, net................................   (563,503)   (415,005)   (269,096)
  Disposition of equity investments.........................     14,378       4,389          --
  Sale of loans held for investment.........................     38,916          --          --
  Sale of credit cards......................................      5,483      65,624          --
  Sale of premises and equipment............................         --       7,886      (2,150)
  Capital expenditures......................................    (37,702)    (18,630)     (8,253)
  Acquisitions accounted for under the purchase method of
    accounting..............................................         --       9,451       9,889
  Disposition of assets and liabilities, net................    (17,908)    (39,780)    (38,480)
  Other, net................................................         --          --       1,769
                                                              ---------   ---------   ---------
    Net cash used for investing activities..................   (519,659)   (589,268)   (439,651)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in cash realized from
  Increase in deposits, net.................................    457,249     185,982     315,054
  Federal funds purchased and repurchase agreements, net....     52,400     (36,780)     67,262
  Short-term borrowings.....................................     (4,763)    234,458     (36,608)
  Issuance of long-term debt................................     35,000     209,263      25,080
  Payments of long-term debt................................    (30,102)    (10,000)     (2,789)
  Cash dividends paid.......................................    (15,006)    (12,977)     (8,700)
  Issuance of common stock..................................         --          --      40,438
  Repurchase of common stock................................    (18,470)     (1,335)     (9,824)
  Other common and preferred stock activity.................      6,275       5,564       3,231
                                                              ---------   ---------   ---------
    Net cash provided by financing activities...............    482,583     574,175     393,144
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................     12,481     (90,921)     53,180
Cash and cash equivalents at beginning of year..............    171,426     262,347     209,167
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 183,907   $ 171,426   $ 262,347
                                                              =========   =========   =========

  See Notes to Consolidated Financial Statements which are an integral part of these statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of The South Financial Group, Inc. and its wholly-owned banking subsidiaries, Carolina First Bank, and Citrus Bank (collectively, the "Subsidiary Banks") and non-banking subsidiaries, Blue Ridge Finance Company ("Blue Ridge"), Carolina First Guaranty Reinsurance, Ltd., Carolina First Investment Limited Partnership, Carolina First Mortgage Company ("CF Mortgage"), CF Technology Services and Resource Processing Group, Inc. The South Financial Group, Inc. and its subsidiaries are collectively defined as the "Company," except where the context requires otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

     Certain prior year amounts have been reclassified to conform with 2000 presentations.

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

LOANS

     Loans receivable are stated at unpaid principal balances adjusted for unamortized premiums and unearned discounts. The Company recognizes interest on loans using the simple interest method. Income on certain installment loans is recognized using the "Rule of 78's" method. The results from the use of the "Rule of 78's" method are not materially different from those obtained by using the simple interest method. Loans are considered to be impaired when, in management's judgment, the full collection of principal and interest is not collectible in accordance with the terms of the obligation. An impaired loan is put on nonaccrual status, and future cash receipts are applied to principal only. The accrual of interest resumes only when the loan returns to performing status.

     The premium or discount on purchased loans is amortized over the expected life of the loans and is included in interest and fees on loans.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

LOANS HELD FOR SALE

     Loans held for sale include certain residential mortgage loans and are carried at the lower of aggregate cost or market value.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio and management's estimate of credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. Management considers the year-end allowance appropriate and adequate to cover probable losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies periodically review the Company's allowance for loan losses as part of their examination process and could require the Company to adjust its allowance for loan losses based on information available to them at the time of their examination.

CONCENTRATIONS OF CREDIT RISK

     The Company makes loans to individuals and small businesses for various personal and commercial purposes primarily throughout South Carolina, North Carolina and Florida. The Company has a diversified loan portfolio, and the borrowers' ability to repay their loans is not dependent upon any specific economic segment.

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

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed over the estimated useful lives of the assets primarily using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the improvement or the term of the respective lease. Estimated useful lives range from 31 1/2 to 40 years for buildings, three to 12 years for furniture, fixtures and equipment, and three to 30 years for leasehold improvements.

     Additions to premises and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill and core deposit premiums resulting from the Company's acquisitions. Core deposit intangibles are amortized over 10 years using the sum-of-the-years' digits method. Goodwill is generally amortized over 25 years using the straight-line method.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically reviews the carrying value of its long-lived assets including premises and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Impairments are recognized when the expected undiscounted future net cash flows derived from such assets are less than their carrying value. For such cases, losses are recognized for the difference between the fair value and the carrying amount. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. Assets to be disposed of by sale or abandonment, and where management has the current ability to remove such assets from operations, are recorded at the lower of carrying amount or fair value less cost of disposition. Depreciation for these assets is suspended during the disposal period, which is generally less than one year.

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

OTHER ASSETS

     Other real estate owned, included in other assets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair market value at the date acquired. Losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Subsequent write-downs that may be required to the carrying value of these properties are charged to noninterest expenses. Gains and losses realized from the sale of other real estate owned are included in noninterest income. Other real estate owned was approximately $3,101,000 and $2,787,000 at December 31, 2000 and 1999, respectively.

     Capitalized software net of related amortization, included in other assets, was approximately $7,491,000 and $3,336,000 at December 31, 2000 and 1999, respectively. Amortization is computed over the estimated useful lives of the assets, ranging from five to seven years, using the straight-line method.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

COMPREHENSIVE INCOME

     Comprehensive income is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income consists of net income and other comprehensive income. The Company's other comprehensive income and accumulated other comprehensive income are comprised solely of unrealized gains and losses on certain investments in debt and equity securities.

     The following summarizes other comprehensive income (loss), net of tax for the years ended December 31:

                                                             2000      1999      1998
                                                           --------   -------   -------
                                                                 ($ IN THOUSANDS)
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the
     year................................................  $(21,640)  $22,161   $(4,497)
  Income taxes...........................................     8,299    (8,222)    1,582
  Less: reclassification adjustment for (gains) losses
     included in net income..............................     6,129      (138)     (470)
  Income taxes...........................................    (2,329)       46       168
                                                           --------   -------   -------
                                                           $ (9,541)  $13,847   $(3,217)
                                                           ========   =======   =======

BUSINESS SEGMENTS

     The Company reports operating segments in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Company has two reportable operating segments, Carolina First Bank and Citrus Bank (see Note 29).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001.

     Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- a replacement of FASB No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

after December 15, 2000. The adoption of the provisions of SFAS No. 140 is not expected to have a material impact on the Company.

RISK AND UNCERTAINTIES

     In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are two main components of economic risk: credit risk and market risk. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk arises principally from interest rate risk inherent in the Company's lending, deposit and borrowing activities.

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

NOTE 2.  STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash equivalents include due from banks, interest-bearing bank balances and Federal funds sold.

     The following summarizes supplemental cash flow data for the years ended December 31:

                                                           2000       1999       1998
                                                         --------   --------   --------
                                                                ($ IN THOUSANDS)
Interest paid..........................................  $202,102   $144,944   $137,669
Income taxes paid......................................    19,270     28,072     21,383
Significant non-cash transactions are summarized as
  follows:
  Purchase accounting acquisitions.....................        --      4,773     99,235
  Loans transferred to other real estate owned.........     3,529      1,395        480

NOTE 3.  BUSINESS COMBINATIONS

MERGERS ACCOUNTED FOR AS PURCHASES

     For the following business combinations which were accounted for as purchases, the consolidated financial statements include the results of their operations only from their respective dates of acquisition.

     On June 1, 1998, the Company acquired Resource Processing Group, Inc. ("RPGI"), a credit card origination and servicing company headquartered in Columbia, South Carolina. In connection with such acquisition, RPGI became a wholly-owned subsidiary of the Company. The RPGI transaction was accounted for as a purchase and resulted in the issuance of 398,610 shares of the Company's Common Stock for the outstanding shares of RPGI common stock. During 2000, the Company sold RPGI, which became inactive in 1999 following the sale of the Company's credit card portfolio.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 3.  BUSINESS COMBINATIONS -- (Continued)

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

     On September 30, 1998, the Company acquired Poinsett Financial Corporation ("Poinsett"), the thrift holding company for Poinsett Bank, a Federal savings bank headquartered in Travelers Rest, South Carolina. Poinsett Bank changed its name to Carolina First Bank, F.S.B. and operated as a wholly-owned subsidiary of the Company until its December 2000 merger with Carolina First Bank. In connection with such acquisition, 753,530 shares of the Company's Common Stock valued at approximately $16 million (as of the closing date of the acquisition) were exchanged for all outstanding shares of Poinsett common stock. This transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the net identifiable assets acquired of approximately $12 million has been recorded as goodwill and core deposit premium. Poinsett Bank operated through three locations with total assets, loans, deposits and shareholders' equity of approximately $89 million, $67 million, $82 million and $5 million, respectively.

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

     On June 6, 2000, the Company completed the merger with Anchor Financial Corporation ("Anchor Financial"), a South Carolina corporation headquartered in Myrtle Beach, South Carolina. The Company acquired all the outstanding common shares of Anchor Financial in exchange for 17,674,208 shares of the

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 3.  BUSINESS COMBINATIONS -- (Continued)

Company's common stock. Each share of Anchor Financial stock was exchanged for
2.175 shares of the Company's common stock. At March 31, 2000, Anchor Financial had total assets, loans and deposits of approximately $1.2 billion, $873 million and $1.0 billion, respectively. The Anchor Financial transaction has been accounted for as a pooling-of-interest combination and, accordingly, the Company's consolidated financial statements for all prior periods have been restated to include the accounts and results of operations of Anchor Financial, except for cash dividends declared per common share.

     In addition, in 1998 and 1999, Anchor Financial completed three mergers, which were accounted for as poolings-of-interests. On August 31, 1998, Anchor Financial completed the mergers of ComSouth Bankshares Inc. and M&M Financial Corporation and issued common stock in exchange for all the outstanding common stock of each company. On April 9, 1999, Anchor Financial completed the merger of Bailey Financial Corporation and issued common stock in exchange for all the outstanding common stock of Bailey Financial Corporation.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                                                      YEARS ENDED DECEMBER 31,
                                                 THREE MONTHS ENDED   ------------------------
                                                   MARCH 31, 2000        1999          1998
                                                 ------------------   ----------    ----------
                                                    (UNAUDITED)
                                                               ($ IN THOUSANDS)
Net interest income:
  The Company..................................       $31,505          $121,744      $ 99,155
  Anchor Financial.............................        12,915            52,870        50,186
                                                      -------          --------      --------
  Combined.....................................       $44,420          $174,614      $149,341
                                                      =======          ========      ========
Noninterest income:
  The Company..................................       $ 9,713          $ 47,390      $ 23,529
  Anchor Financial.............................         3,001            12,259        11,395
                                                      -------          --------      --------
  Combined.....................................       $12,714          $ 59,649      $ 34,924
                                                      =======          ========      ========
Net income:
  The Company..................................       $ 6,569          $ 27,151      $ 24,445
  Anchor Financial.............................         3,834            13,299        10,211
                                                      -------          --------      --------
  Combined.....................................       $10,403          $ 40,450      $ 34,656
                                                      =======          ========      ========
Net income per common share -- basic:
  The Company..................................       $  0.26          $   1.08      $   1.15
  Anchor Financial.............................          0.48              1.66          1.28
  Combined.....................................          0.24              0.95          0.90
Net income per common share -- diluted:
  The Company..................................       $  0.26          $   1.06      $   1.13
  Anchor Financial.............................          0.46              1.61          1.23
  Combined.....................................          0.24              0.93          0.87

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 3.  BUSINESS COMBINATIONS -- (Continued)

     In connection with the Anchor Financial merger, the Company recorded pre-tax restructuring and merger-related costs of $29.2 million. The restructuring costs were recorded in accordance with the applicable literature. The merger-related costs were recorded as incurred. The following table summarizes these charges for the year ended December 31, 2000, of which $14.3 million are restructuring and $14.9 million are merger-related, as well as any remaining liability at December 31, 2000:

                                                  RESTRUCTURING
                                                   AND MERGER-      PAID THROUGH      REMAINING
                                                  RELATED COSTS   DECEMBER 31, 2000    ACCRUAL
                                                  -------------   -----------------   ---------
Contract termination costs......................     $ 7,355           $ 7,221         $  134
Investment banking fees.........................       7,026             7,026             --
Impairment of abandoned facilities..............       2,772                --          2,772
Severance payments..............................       4,177             3,736            441
Professional fees...............................       2,532             2,429            103
Data processing conversion......................       1,619             1,589             30
Write-off of obsolete fixed assets..............       1,583             1,583             --
Other...........................................       2,134             2,065             69
                                                     -------           -------         ------
       Total....................................     $29,198           $25,649         $3,549
                                                     =======           =======         ======

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

     The impairment of abandoned facilities relates to the write-down of assets, the write-off of leasehold improvements and the estimated lease buyouts associated with both Carolina First Bank and Anchor Financial properties, which were abandoned in connection with the merger. The company is currently trying to sell certain former branch locations associated with the July 2000 consolidation of offices.

NOTE 4.  SALES OF BRANCH OFFICES

     On June 12, 1998, Carolina First Bank completed the sale of three branches located in Belton, Calhoun Falls and Honea Path, South Carolina. In connection with this sale, Carolina First Bank sold loans of approximately $2 million and transferred deposits of approximately $44 million.

     On September 13 and September 14, 1999, Carolina First Bank completed the sale of three branch offices located in Abbeville, Hardeeville and Ridgeland, South Carolina. On October 18, 1999, Carolina First Bank completed the sale of a branch office in Johnston, South Carolina. In connection with the sale of these branches, the Company recorded a gain of approximately $2.5 million, sold loans of approximately $13.1 million and transferred deposits of approximately $54.4 million.

     On June 23, July 3, and August 18, 2000, Carolina First Bank completed the sale of three branch offices located in Prosperity, Nichols, and Saluda, South Carolina. In connection with the sale of these branches, the Company recorded a gain of approximately $2.1 million, sold loans of approximately $23.4 million and transferred deposits of approximately $42.2 million.

NOTE 5.  RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 2000 and 1999 were approximately $11,081,000 and $33,980,000, respectively.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 6.  SECURITIES

     The aggregate amortized cost and estimated fair value of securities available for sale and securities held for investment at December 31 were as follows:

                                                                      2000
                                                ------------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
                                                                ($ IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and U.S. Government agencies....  $198,813     $   751       $  894      $198,670
Mortgage-backed securities....................   505,041       4,814        2,038       507,817
State and municipals..........................    12,306         169           66        12,409
Other investments.............................    90,498       9,960        2,581        97,877
                                                --------     -------       ------      --------
                                                $806,658     $15,694       $5,579      $816,773
                                                ========     =======       ======      ========
SECURITIES HELD FOR INVESTMENT
U.S. Treasury and U.S. Government agencies....  $  2,650     $    --       $    2      $  2,648
State and municipals..........................    75,015         711          100        75,626
Other investments.............................       102          --           --           102
                                                --------     -------       ------      --------
                                                $ 77,767     $   711       $  102      $ 78,376
                                                ========     =======       ======      ========

                                                                      1999
                                                ------------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
                                                                ($ IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and U.S. Government agencies....  $277,740     $    42      $  8,646     $269,136
Mortgage-backed securities....................   451,515          20         8,628      442,907
State and municipals..........................    22,224          26         1,194       21,056
Other investments.............................   110,613      48,745         4,739      154,619
                                                --------     -------      --------     --------
                                                $862,092     $48,833      $ 23,207     $887,718
                                                ========     =======      ========     ========
SECURITIES HELD FOR INVESTMENT
U.S. Treasury and U.S. Government agencies....  $  5,997     $     3      $     20     $  5,980
Mortgage-backed securities....................     1,484          --            --        1,484
State and municipals..........................    63,877         162           614       63,425
Other investments.............................       402          --            --          402
                                                --------     -------      --------     --------
                                                $ 71,760     $   165      $    634     $ 71,291
                                                ========     =======      ========     ========

     The amortized cost and estimated fair value of securities available for sale and securities held for investment at December 31, 2000, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Estimated fair value of securities was determined using quoted market prices.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 6.  SECURITIES -- (Continued)

                                                                DECEMBER 31, 2000
                                                              ----------------------
                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                                 ($ IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
Due in one year or less.....................................  $  29,471    $ 29,408
Due after one year through five years.......................    245,778     245,455
Due after five years through ten years......................    139,018     139,731
Due after ten years.........................................    351,370     353,811
No contractual maturity.....................................     41,021      48,368
                                                              ---------    --------
                                                              $ 806,658    $816,773
                                                              =========    ========
SECURITIES HELD FOR INVESTMENT
Due in one year or less.....................................  $  14,277    $ 14,285
Due after one year through five years.......................     34,140      34,348
Due after five years through ten years......................     28,212      28,600
Due after ten years.........................................      1,138       1,143
                                                              ---------    --------
No contractual maturity.....................................  $  77,767    $ 78,376
                                                              =========    ========

     Gross realized gains and losses on sales of securities for the years ended December 31 were:

                                                               2000     1999    1998
                                                              -------   -----   ----
                                                                 ($ IN THOUSANDS)
Gross realized gains........................................  $   428   $ 672   $929
Gross realized losses.......................................   (5,474)   (190)   (74)
                                                              -------   -----   ----
Net gain on sale of securities..............................  $(5,046)  $ 482   $855
                                                              =======   =====   ====

     Securities with an approximate book value of $456 million and $552 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes. Estimated market values of securities pledged were $460 million and $542 million at December 31, 2000 and 1999, respectively.

     Carolina First Bank, as a member of the Federal Home Loan Bank ("FHLB") of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2000 and 1999, Carolina First Bank owned a total of $26.2 million and $26.0 million in FHLB stock, respectively.

NOTE 7.  EQUITY INVESTMENTS

     At December 31, 2000, securities available for sale included the following equity investments recorded at the estimated fair value indicated: 1,175,000 shares of common stock of Net.Bank recorded at approximately $7.7 million, 1,753,366 shares of common stock of Affinity recorded at approximately $219,000, investments in thirteen community banks recorded at approximately $6.0 million, and an investment in Rock Hill Bank & Trust Company recorded at approximately $5.5 million.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 8.  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans outstanding by category at December 31:

                                                                 2000         1999
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
Commercial, financial and agricultural......................  $  561,360   $  536,542
Real estate -- construction.................................     458,577      221,683
Real estate -- residential mortgages (1-4 family)...........     890,693      729,522
Commercial secured by real estate...........................   1,348,604    1,336,491
Consumer....................................................     460,668      396,358
Credit cards................................................          --       15,798
Lease financing receivables.................................       4,186       15,500
                                                              ----------   ----------
Loans held for investment...................................   3,724,088    3,251,894
Loans held for sale.........................................      12,630       45,591
                                                              ----------   ----------
Gross loans.................................................   3,736,718    3,297,485
Less unearned income........................................       1,536        5,765
Less allowance for loan losses..............................      43,024       33,756
                                                              ----------   ----------
Net loans...................................................  $3,692,158   $3,257,964
                                                              ==========   ==========
Included in the above:
Nonaccrual loans............................................  $   18,413   $   11,185

     Interest income recognized on nonaccrual loans during 2000, 1999, and 1998 was approximately $899,000, $858,000, and $161,000, respectively.

     The following tables summarize information on impaired loans, all of which are on nonaccrual, at and for the years ended December 31:

                                                               2000      1999
                                                              -------   -------
                                                              ($ IN THOUSANDS)
Impaired loans (year end)...................................  $17,240   $10,934
Related allowance (year end)................................    4,563     4,293

                                                               2000    1999   1998
                                                              ------   ----   ----
                                                                ($ IN THOUSANDS)
Recognized interest income..................................  $  826   $829   $161
Foregone interest...........................................   1,297    433    357

     The average recorded investment in impaired loans for the years ended December 31, 2000 and 1999 was $16,223,000 and $5,435,000, respectively. There were no restructured loans included in loans at December 31, 2000 and 1999.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 8.  LOANS AND ALLOWANCE FOR LOAN LOSSES -- (Continued)

     Changes in the allowance for loan losses were:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                 ($ IN THOUSANDS)
Balance at beginning of year..............................  $33,756   $29,812   $25,736
Purchase accounting acquisitions..........................       --       408     1,822
Allowance adjustment for loans sold.......................     (252)   (2,977)       --
Provision for loan losses.................................   23,378    18,273    15,646
Recoveries of loans previously charged off................    2,215     2,042     2,089
Loans charged off:
  Credit cards............................................     (450)   (1,852)   (4,418)
  Other...................................................  (15,623)  (11,950)  (11,063)
                                                            -------   -------   -------
Balance at end of year....................................  $43,024   $33,756   $29,812
                                                            =======   =======   =======

     Directors, executive officers and associates of such persons were customers of and had transactions with the Company in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate dollar amount of these loans was approximately $28,954,000 and $22,660,000 at December 31, 2000 and 1999, respectively. During
2000, new loans of approximately $13,556,000 were made, and payments totaled approximately $7,262,000.

NOTE 9.  PREMISES AND EQUIPMENT

     Premises and equipment at December 31 are summarized as follows:

                                                                2000      1999
                                                              --------   -------
                                                               ($ IN THOUSANDS)
Land........................................................  $ 15,789   $17,857
Buildings...................................................    51,125    40,133
Furniture, fixtures and equipment...........................    53,436    53,939
Leasehold improvements......................................    21,808     9,350
Assets held for disposal....................................     1,181        --
Construction in progress....................................     2,399     9,596
                                                              --------   -------
                                                               145,738   130,875
Less accumulated depreciation and amortization..............    32,875    46,012
                                                              --------   -------
                                                              $112,863   $84,863
                                                              ========   =======

     Depreciation and amortization charged to operations totaled $8,803,000, $8,115,000 and $7,431,000 in 2000, 1999 and 1998, respectively. At December 31,
2000, there were no land and buildings pledged as collateral for long-term debt.

     Based on the Company's acquisition activity, internal growth, and realignment plans, certain properties will not be used for future growth. Accordingly, the Company reviewed for impairment long-lived assets related to abandoned properties at Carolina First Bank. As a result of this review, in the third quarter of 2000, the Company recorded a pre-tax impairment loss from the write-down of assets totaling $3,869,000. The impairment loss consisted of $2,601,000 for the write-off of leasehold improvements related to seven abandoned locations, including the former operations center in Columbia, South Carolina. In addition, the impairment loss included $768,000 for estimated lease buyout costs related to nine abandoned locations and $500,000 for the write-down to record land at fair value. During the fourth quarter of 2000, this impairment loss was reduced by a net recovery of $195,000 realized upon the sale of impaired assets. The impaired assets,

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 9.  PREMISES AND EQUIPMENT -- (Continued)

which were not sold as of December 31, 2000, were written down to their net realizable value and classified as assets held for disposal.

NOTE 10.  INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, at December 31 are summarized as follows:

                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Goodwill....................................................  $100,102   $105,223
Core deposit premium........................................     7,152      8,737
                                                              --------   --------
                                                              $107,254   $113,960
                                                              ========   ========

NOTE 11.  MORTGAGE OPERATIONS

     A summary of capitalized Mortgage Servicing Rights ("MSRs"), which are included in other assets, follows:

                                                               2000      1999
                                                              -------   -------
                                                              ($ IN THOUSANDS)
Balance at beginning of year................................  $24,886   $25,151
MSRs purchased during the year..............................    9,099     6,284
MSRs capitalized during the year............................      460       325
MSRs amortized during the year..............................   (5,776)   (5,992)
MSRs sold during the year...................................   (8,014)     (882)
                                                              -------   -------
Balance at end of year......................................  $20,655   $24,886
                                                              =======   =======

     The aggregate fair value of capitalized MSRs at December 31, 2000 and 1999 was approximately $22.7 million and $27.2 million, respectively. No valuation allowance for capitalized MSRs was required during the years ended December 31, 2000 and 1999.

NOTE 12.  DEPOSITS

     Deposits at December 31 are summarized as follows:

                                                                 2000         1999
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
Noninterest-bearing demand deposits.........................  $  491,109   $  496,428
Interest-bearing demand deposits............................     590,669      594,223
Money market accounts.......................................     702,333      630,545
Savings accounts............................................     116,165      148,055
Time deposits under $100,000................................   1,401,520    1,109,195
Time deposits of $100,000 or more...........................     592,866      503,205
                                                              ----------   ----------
                                                              $3,894,662   $3,481,651
                                                              ==========   ==========

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 12.  DEPOSITS -- (Continued)
     Maturities of time deposits at December 31, 2000 are as follows ($ in thousands):

2001........................................................  $1,591,595
2002........................................................     315,253
2003........................................................      49,879
2004........................................................       5,711
2005........................................................      11,848
Thereafter..................................................      20,100
                                                              ----------
                                                              $1,994,386
                                                              ==========

NOTE 13.  INCOME TAXES

     Income tax expense for the years ended December 31 consisted of the following:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                 ($ IN THOUSANDS)
CURRENTLY PAYABLE
Federal...................................................  $ 9,405   $25,100   $20,770
State.....................................................      218     1,534     1,540
                                                            -------   -------   -------
                                                              9,623    26,634    22,310
                                                            -------   -------   -------
DEFERRED
Federal...................................................   (5,593)   (6,024)   (1,613)
State.....................................................     (279)      101      (117)
                                                            -------   -------   -------
                                                             (5,872)   (5,923)   (1,730)
                                                            -------   -------   -------
          Total income taxes..............................  $ 3,751   $20,711   $20,580
                                                            =======   =======   =======

     Income taxes are different than tax expense computed by applying the statutory federal income tax rate of 35% for 2000, 1999 and 1998 to income before income taxes. The reasons for these differences are as follows:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                 ($ IN THOUSANDS)
Tax expense at statutory rate.............................  $ 3,759   $21,406   $19,332
Differences resulting from:
  Nondeductible goodwill amortization.....................    1,585     3,201       889
  Low-income housing tax credit...........................     (100)     (100)      (97)
  Change in valuation allowance for deferred tax assets...      302     1,006       (99)
  State tax, net of federal benefit.......................     (341)       57     1,032
  Nontaxable interest.....................................   (2,471)   (1,607)     (858)
  Nontaxable gain on qualified appreciated stock..........       --    (4,162)       --
  Nondeductible acquisition cost..........................    2,858       687       498
  Nondeductible expenses..................................      544        --        --
  Tax loss on disposition of subsidiary stock.............   (2,560)       --        --
  Other, net..............................................      175       223      (117)
                                                            -------   -------   -------
                                                            $ 3,751   $20,711   $20,580
                                                            =======   =======   =======

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 13.  INCOME TAXES -- (Continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                               2000      1999
                                                              -------   -------
                                                              ($ IN THOUSANDS)
DEFERRED TAX ASSETS
Loan loss allowance deferred for tax purposes...............  $15,796   $12,227
Excess basis of intangible assets for financial reporting
  purposes over tax basis...................................    2,361     1,930
Net operating loss carryforwards............................    1,942     1,614
Charitable contribution carryforward........................    2,014     2,923
Compensation expense deferred for tax reporting purposes....    4,263     1,655
Other.......................................................      960     1,062
                                                              -------   -------
                                                               27,336    21,411
  Less valuation allowance..................................    1,662     1,360
                                                              -------   -------
                                                               25,674    20,051
                                                              -------   -------
DEFERRED TAX LIABILITIES
Tax depreciation in excess of book depreciation.............    3,150     5,236
Unrealized gain on securities available for sale............    3,385     9,355
Tax bad debt reserve recapture adjustment...................      936       591
Excess carrying value of assets acquired for financial
  reporting purposes over tax basis.........................    4,765     3,023
Compensation................................................      300       351
Other.......................................................      371       570
                                                              -------   -------
                                                               12,907    19,126
                                                              -------   -------
  Net deferred tax assets...................................  $12,767   $   925
                                                              =======   =======

     A portion of the change in net deferred tax assets relates to unrealized gains on securities available for sale. The related current period deferred tax expense of $5,970,000 and $8,176,000 for 2000 and 1999, respectively, has been recorded directly to shareholders' equity. Purchase acquisitions also decreased the net deferred tax liability by $551,000 during 1999. The balance of the change in net deferred tax liabilities resulted from the current period deferred tax benefit of $5,872,000 and $5,923,000 in 2000 and 1999, respectively.

     The valuation allowance against the potential total deferred tax assets as of December 31, 2000 and 1999 relates to deductible temporary differences for state tax purposes. It is management's conclusion that the realization of the net deferred tax asset recorded is more likely than not. This conclusion is based upon taxable income in carryback years and conservative projections of taxable income in future years.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 14.  BORROWED FUNDS

     Short-term borrowings and their related weighted average interest rates at December 31 were:

                                                             2000              1999
                                                        ---------------   ---------------
                                                         AMOUNT    RATE    AMOUNT    RATE
                                                        --------   ----   --------   ----
                                                                ($ IN THOUSANDS)
Federal funds purchased and repurchase agreements.....  $232,110   6.32%  $179,710   4.78%
FHLB advances.........................................   205,080   6.40    235,990   5.01
Treasury, tax and loan note...........................     9,366   6.29         --     --
Commercial paper......................................     7,641   7.19         --     --
Note payable to unaffiliated bank.....................    15,000   8.62         --     --
Other.................................................       321   8.53      2,929   5.31
                                                        --------   ----   --------   ----
                                                        $469,518   6.44%  $418,629   4.91%
                                                        ========   ====   ========   ====

     Repurchase agreements represent overnight borrowings by Carolina First Bank collateralized by securities of the United States government or its agencies which are held by third-party safekeepers. The cost and fair market value of these securities at December 31, 2000 were $167,477,000 and $166,794,000, respectively. FHLB advances represent borrowings from the FHLB of Atlanta by Carolina First Bank pursuant to lines of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences and mortgage-backed securities. These advances have an initial maturity of one year or less with interest payable monthly. Other short-term borrowings represent the current portion of long-term debt.

     The maximum short-term borrowings outstanding at any month end were:

                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Federal funds purchased and repurchase agreements...........  $235,545   $226,016
FHLB advances...............................................   294,990    235,990
Treasury, tax and loan note.................................    10,611         --
Note payable to unaffiliated bank...........................    15,000         --
Commercial paper............................................     7,641      7,938
Other.......................................................       321         --
Aggregate short-term borrowings.............................   511,706    373,925

     Average short-term borrowings during 2000, 1999 and 1998 were $457 million, $243 million and $164 million, respectively. The average interest rate on short-term borrowings during 2000, 1999 and 1998 were 6.14%, 4.86% and 5.24 %, respectively.

     Interest expense on short-term borrowings for the years ended December 31 related to the following:

                                                              2000      1999      1998
                                                             -------   -------   ------
                                                                  ($ IN THOUSANDS)
Federal funds purchased and repurchase agreements..........  $12,017   $ 8,914   $8,124
FHLB advances..............................................   15,686     2,851       23
Treasury, tax and loan note................................      267        --       --
Commercial paper...........................................       18        --       --
Note payable to unaffiliated bank..........................       28        --       --
Other......................................................       27        66      441
                                                             -------   -------   ------
                                                             $28,043   $11,831   $8,588
                                                             =======   =======   ======

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 15.  UNUSED LINES OF CREDIT

     At December 31, 2000, the Subsidiary Banks had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $210 million. These lines of credit are available on a one-to-ten day basis for general corporate purposes of the Subsidiary Banks. All of the lenders have reserved the right to withdraw these lines at their option. At December 31, 2000, the Subsidiary Banks had an unused line of credit with the FHLB of Atlanta totaling $85 million.

NOTE 16.  LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                                2000       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
9.00% Subordinated Notes; due September 1, 2005; interest
  payable quarterly; redeemable at the option of the Company
  at any time after September 1, 2000 at par................  $ 25,775   $ 25,747
7.89% Subordinated Notes; due December 20, 2006; interest
  payable semi-annually of each year and at maturity;
  balance can be prepaid on December 20, 2001 at par plus
  accrued and unpaid interest...............................     5,984      5,967
8.60% Subordinated Notes; due December 1, 2003; interest
  payable semi-annually of each year and at maturity;
  balance cannot be prepaid prior to its final maturity.....     4,969      4,958
Note payable; interest at 12.50% (adjusted from 11.25% in
  1999) due December 31, 2012, with current annual payments
  of approximately $125,000.................................       982      1,012
Employee stock ownership plan note payable to Centura Bank;
  due July 23, 2002; interest at Centura Bank's prime rate
  less 1.25% with monthly principal payments of $25,000.....     1,675      1,975
FHLB advances; fixed interest rates ranging from 4.58% to
  7.21% due from 2001 to 2009; interest payable quarterly...   276,540    274,620
                                                              --------   --------
                                                              $315,925   $314,279
                                                              ========   ========

     Required annual principal payments for the five years subsequent to December 31, 2001 are as follows ($ in thousands):

2002........................................................  $ 18,318
2003........................................................    21,915
2004........................................................    55,029
2005........................................................    30,808
2006........................................................     6,021
Thereafter..................................................   183,834
                                                              --------
                                                              $315,925
                                                              ========

NOTE 17.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by the Company and, in the opinion of management based on consultation with external legal counsel, any outcome of such litigation would not materially affect the Company's consolidated financial position or results of operations.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 17.  COMMITMENTS AND CONTINGENCIES -- (Continued)

     On February 28, 2000, plaintiff John W. Dickens filed a breach of contract lawsuit against Anchor Financial, subsequently acquired by the Company, in the Court of Common Pleas for the Fifth Judicial Circuit. The plaintiff's complaint based on an employment agreement sought compensation, other benefits, and actual and punitive damages for defamation in excess of $5 million. The plaintiff was an employee of Bailey Financial Corporation, which merged with Anchor Financial on April 9, 1999. Following the merger, the plaintiff worked for Anchor Financial until the termination of his employment on December 16, 1999. The Company has filed counterclaims denying the allegations and citing parachute payment limitations as specified in Section 280G of the Internal Revenue Code. On October 3, 2000, the court ordered mandatory mediation. The parties participated in mediation on December 22, 2000. At the mediation, the Company's position was that the Company's exposure should be limited to the largest severance payment permitted under Internal Revenue Code Section 280G. The mediation was not successful, but after depositions, settlement discussions may resume. The Company does not expect any settlement to be material.

     On November 4, 1996, a derivative shareholder action was filed in the South Carolina Circuit Court for Greenville County against the Company and several of its officers. The complaint was subsequently amended several times. The amended complaint names as additional defendants the majority of the directors of the Company and Carolina First Bank. The named plaintiffs in the amended complaints are Carolina First Corporation, pursuant to Section 33-7-400 of the South Carolina Code of Laws, by and through several named minority shareholders. Plaintiffs allege four causes of action based generally on the payment to the defendant officers of a bonus in stock held by the Company in Affinity Technology Inc. ("Affinity") as a reward for their efforts in connection with the Affinity investment, and other matters. The complaint seeks damages for the benefit of the Company in the amount of $32 million. The Company believes that this lawsuit is without merit and has defended it vigorously. The trial court granted the Company's motion to dismiss the lawsuit on November 26, 1997. The plaintiffs appealed. On November 1, 2000, the South Carolina Court of Appeals affirmed the dismissal of the lawsuit. The plaintiffs have sought further review by the South Carolina Supreme Court.

     On March 2, 1998, plaintiff Charlesetta G. Crocket filed a lawsuit in the South Carolina Circuit Court for Newberry County, alleging that her signature was forged on mortgages of her property by two former officers of Midlands National Bank, prior to its merger with Carolina First Bank. The plaintiff seeks to set aside the mortgages and also claims statutory penalties from Carolina First Bank for not filing a satisfaction of mortgage after discovering the forgeries. Carolina First Bank has filed its answer denying any liability to the plaintiff and has defended the suit vigorously. The suit is still in discovery and has not been scheduled for trial.

NOTE 18.  LEASE COMMITMENTS

     Minimum rental payments under noncancelable operating leases at December 31, 2000 are as follows ($ in thousands):

2001........................................................  $  9,533
2002........................................................     8,739
2003........................................................     6,992
2004........................................................     5,868
2005........................................................     5,606
Thereafter..................................................    71,469
                                                              --------
                                                              $108,207
                                                              ========

     Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $9,542,000,

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 18.  LEASE COMMITMENTS -- (Continued)

$5,422,000 and $3,312,000 in 2000, 1999 and 1998, respectively. The leases typically provide that the lessee pay property taxes, insurance and maintenance cost.

NOTE 19.  CAPITAL STOCK

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

     During the fourth quarter of 1998 and first quarter of 1999, the Company repurchased 472,993 shares of common stock, of which 434,874 shares of common stock were repurchased for reissue in connection with the acquisition of First National.

     In the first quarter of 2000, the Company repurchased 524,600 shares of common stock, which decreased shareholders' equity by $8.3 million. In March 2000, the Company rescinded its share repurchased program due to the June 2000 closing of the merger with Anchor Financial. In December 2000, the Company initiated a stock repurchase program for up to two million shares, or approximately 5% of its outstanding shares. In December 2000, the Company repurchased 847,376 shares, which decreased shareholders' equity by $10.2 million. The Company may continue to repurchase shares depending upon current market conditions and available cash.

     The Company has a Dividend Reinvestment Plan which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.

NOTE 20.  PER SHARE INFORMATION

     The following is a summary of the earnings per share calculation for the years ended December 31:

                                                             2000          1999          1998
                                                          -----------   -----------   -----------
                                                            ($ IN THOUSANDS, EXCEPT SHARE DATA)
BASIC
Net income (numerator)..................................  $     6,989   $    40,450   $    34,656
                                                          ===========   ===========   ===========
Average common shares outstanding (denominator).........   42,907,960    42,685,675    38,596,757
                                                          ===========   ===========   ===========
Per share amount........................................  $      0.16   $      0.95   $      0.90
                                                          ===========   ===========   ===========
DILUTED
Net income (numerator)..................................  $     6,989   $    40,450   $    34,656
                                                          ===========   ===========   ===========
Average common shares outstanding.......................   42,907,960    42,685,675    38,596,757
Dilutive common stock options and warrants..............      642,632       932,743     1,108,416
                                                          -----------   -----------   -----------
Average diluted shares outstanding (denominator)........   43,550,592    43,618,418    39,705,173
                                                          ===========   ===========   ===========
Per share amount........................................  $      0.16   $      0.93   $      0.87
                                                          ===========   ===========   ===========

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 20.  PER SHARE INFORMATION -- (Continued)

     The following options were outstanding for the years ended December 31 but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

            2000                           1999                           1998
----------------------------   ----------------------------   ----------------------------
 NUMBER         RANGE OF        NUMBER         RANGE OF        NUMBER         RANGE OF
OF SHARES   EXERCISE PRICES    OF SHARES   EXERCISE PRICES    OF SHARES   EXERCISE PRICES
---------   ----------------   ---------   ----------------   ---------   ----------------
 502,843    $13.88 to $16.88    276,100    $23.13 to $24.84    77,917     $24.79 to $24.84
 642,095    $17.50 to $22.34    284,235    $26.25 to $26.94    75,133     $28.03 to $29.06
 433,542    $23.13 to $31.26    124,550    $28.03 to $31.26    49,417               $31.26

NOTE 21.  RESTRICTION OF DIVIDENDS

     The ability of the Company to pay cash dividends over the long term is dependent upon receiving cash in the form of dividends from its subsidiaries. South Carolina's banking regulations restrict the amount of dividends that Carolina First Bank can pay. All dividends paid from Carolina First Bank are payable only from the net income of the current year, unless prior regulatory approval is granted. Florida banking statutes limit the amount of dividends that Citrus Bank can pay without prior approval of Citrus Bank's regulatory agency. The Florida limit permits dividends to be payable from the net income of the current year combined with retained earnings of the preceding two years.

NOTE 22.  REGULATORY CAPITAL REQUIREMENTS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Subsidiary Banks met all capital adequacy requirements.

     As of December 31, 2000, the most recent notification from federal banking agencies categorized the Company and the Subsidiary Banks as "well capitalized" under the regulatory framework. To be categorized as well capitalized, the Subsidiary Banks must maintain minimum total risk-based, Tier 1 based and Tier 1 leverage ratios as set forth in the table. Since December 31, 2000, there have been no events or conditions that management believes have changed the Subsidiary Banks' categories.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 22.  REGULATORY CAPITAL REQUIREMENTS -- (Continued)

     The Company's and the Subsidiary Banks' capital levels at December 31, 2000 and 1999 exceeded the "well capitalized levels, as shown below:

                                                                                   TO BE WELL CAPITALIZED
                                                                                        UNDER PROMPT
                                                           FOR CAPITAL ADEQUACY       CORRECTIVE ACTION
                                           ACTUAL                PURPOSES:               PROVISIONS:
                                     -------------------   ---------------------   -----------------------
DECEMBER 31,                           2000       1999       2000        1999         2000         1999
------------                         --------   --------   ---------   ---------   ----------   ----------
                                                               ($ IN THOUSANDS)
THE COMPANY
Tier 1 capital.....................  $354,575   $370,966   $164,282    $147,081          n/a          n/a
Total risk-based capital...........   426,059    440,469    328,564     294,162          n/a          n/a
Tier 1 capital ratio...............      8.63%     10.09%      4.00%       4.00%         n/a          n/a
Total risk-based capital ratio.....     10.37      11.98       8.00        8.00          n/a          n/a
Leverage ratio.....................      6.93       7.92       4.00        4.00          n/a          n/a
CAROLINA FIRST BANK
Tier 1 capital.....................  $332,431   $321,912   $144,419    $132,332     $216,629     $198,498
Total risk-based capital...........   373,666    355,710    288,839     264,665      361,048      330,831
Tier 1 capital ratio...............      9.21%      9.73%      4.00%       4.00%        6.00%        6.00%
Total risk-based capital ratio.....     10.35      10.75       8.00        8.00        10.00        10.00
Leverage ratio.....................      7.44       8.06       4.00        4.00         5.00         5.00
CITRUS BANK
Tier 1 capital.....................  $ 42,551   $ 29,047   $ 18,914    $ 13,046     $ 28,371     $ 19,570
Total risk-based capital...........    48,152     32,671     37,829      26,093       47,286       32,616
Tier 1 capital ratio...............      9.00%      8.91%      4.00%       4.00%        6.00%        6.00%
Total risk-based capital ratio.....     10.18      10.02       8.00        8.00        10.00        10.00
Leverage ratio.....................      8.03       7.95       4.00        4.00         5.00         5.00

NOTE 23.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 23.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK -- (Continued)

     Loan commitments and letters of credit at December 31, 2000 include the following ($ in thousands):

Loan commitments............................................  $727,248
Standby letters of credit...................................    33,842
Unused business credit card lines...........................    18,928
Documentary letters of credit...............................    15,552

     The total portfolios of loans serviced or subserviced for non-affiliated parties at December 31, 2000 and 1999 were $2,087 million and $1,864 million, respectively.

NOTE 24.  RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2000, 1999 and 1998, lease payments aggregating approximately $27,000, $39,600 and $40,600, respectively, were made to affiliates of directors or companies in which certain directors have an interest.

     The Company's subsidiary, CF Investment Company, invests in companies that have a bank-related technology or service the Company or its subsidiaries can use. During the years ended December 31, 2000 and 1999, the Company's subsidiaries purchased services aggregating approximately $1,300,000 and $1,884,000, respectively, from companies in which CF Investment Company owned an equity interest.

     These lease payments and service fees were made in the ordinary course of business and were on terms comparable to those which would have been obtained between unrelated parties.

NOTE 25.  STOCK COMPENSATION PLANS

     The Company has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, the Company may grant Common Stock to its employees for up to 500,000 shares. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. At December 31, 2000, there were 61,668 shares (adjusted for stock dividends and split) of restricted stock outstanding. Deferred compensation representing the fair market value of the stock at the date of grant is being amortized over a five-year vesting period, with $1,947,000 charged to expense in 2000, $408,000 in 1999 and $188,000 in 1998.

     The Company has a Stock Option Plan, a Directors' Stock Option Plan and options acquired from acquisitions (collectively referred to as stock-based option plans). Under the Stock Option Plan, the Company may grant options to its employees for up to 2,500,000 shares of Common Stock. The exercise price of each option either equals or exceeds the fair market value of the Company's Common Stock on the date of grant. During 1998, the Company amended its Director's Stock Option plan. Under the amended plan, the Company may grant options to its non-employee directors for up to 500,000 shares of Common Stock. The exercise price of each directors' option equals the fair market value of the Company's Common Stock on the date of grant.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 25.  STOCK COMPENSATION PLANS -- (Continued)

     The Company applies APB Opinion 25 in accounting for the stock-based option plans which are described in the preceding paragraph. Accordingly, no compensation expense has been recognized for the stock-based option plans. Had compensation cost been recognized for the stock-based option plans applying the fair-value-based method as prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table for the years ended December 31:

                                                           2000          1999          1998
                                                         ---------    ----------    ----------
                                                          ($ IN THOUSANDS, EXCEPT SHARE DATA)
NET INCOME
As reported............................................   $6,989       $40,450       $34,656
Pro forma..............................................    5,629        39,443        32,840
BASIC EARNINGS PER SHARE
As reported............................................   $ 0.16       $  0.95       $  0.90
Pro forma..............................................     0.13          0.92          0.85
DILUTED EARNINGS PER SHARE
As reported............................................   $ 0.16       $  0.93       $  0.87
Pro forma..............................................     0.13          0.90          0.83

     The effects of applying SFAS 123 may not be representative of the effects on reported net income in future years.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.5% for all years; expected volatility of 55% for 2000, 38% for 1999 and 1998; risk-free interest rate of 5.94%, 5.08% and 6.06% for 2000, 1999 and 1998, respectively; and expected lives of 5 years for 2000 and 1999 and 7.5 years for 1998.

     The following is a summary of the activity under the stock-based option plans for the years 2000, 1999 and 1998.

                                              2000                   1999                   1998
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                       ------     --------   ---------   --------   ---------   --------
Outstanding, January 1..............  2,746,316    $14.18    2,810,187    $10.96    2,480,718    $ 8.35
Granted:
  Price = Fair Value................    697,363     13.16      573,774     21.61      580,948     19.71
  Price less than Fair Value (from
     purchase acquisitions).........         --        --           --        --      115,137      6.52
Cancelled...........................   (168,221)    15.46     (130,286)    10.62      (84,279)    10.65
Exercised...........................   (226,645)     4.21     (507,359)     5.66     (282,337)     4.33
                                      ---------    ------    ---------    ------    ---------    ------
Outstanding, December 31............  3,048,813    $14.62    2,746,316    $14.18    2,810,187    $10.96
                                      =========    ======    =========    ======    =========    ======
Exercisable, December 31............  1,781,095    $12.43    1,707,920    $12.47    1,752,137    $10.41
                                      =========    ======    =========    ======    =========    ======
Weighted-average fair value of
  options granted during the year...               $ 5.74                 $ 7.23                 $ 8.96
                                                   ======                 ======                 ======

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 25.  STOCK COMPENSATION PLANS -- (Continued)

     The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 2000:

                                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                               --------------------------------------   -----------------------
                                                              WEIGHTED-
                                                 NUMBER        AVERAGE      WEIGHTED-     NUMBER      WEIGHTED-
                                                OF OPTION     REMAINING      AVERAGE     OF OPTION     AVERAGE
                                                 SHARES      CONTRACTUAL    EXERCISE      SHARES      EXERCISE
RANGE OF EXERCISE PRICES LOW/HIGH OUTSTANDING  OUTSTANDING      LIFE          PRICE     EXERCISABLE     PRICE
---------------------------------------------  -----------   -----------    ---------   -----------   ---------
$3.55/$8.00................................       856,564       4.21yrs.     $ 4.73        856,564     $ 4.73
$9.55/$15.69...............................       970,168       8.25          13.30        345,949      13.79
$15.73/$20.50..............................       258,635       7.65          17.85        104,855      16.94
$20.563/$21.75.............................       208,139       7.26          21.41        138,818      21.49
$22.34.....................................       321,765       8.63          22.34         75,784      22.34
$23.125/$24.79.............................       231,122       7.56          24.38        109,695      24.42
$24.84/$31.26..............................       202,420       7.48          28.19        149,430      28.00
                                                ---------                                ---------
                                                3,048,813       6.93yrs.     $14.62      1,781,095     $12.43
                                                =========                                =========     ======

NOTE 26.  EMPLOYEE BENEFITS

     The Company maintains the Carolina First Salary Reduction Plan and Trust ("401 (k) Plan") for all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to six percent of compensation subject to certain adjustments and limitations. Anchor Financial also had a similar 401 (k) Plan, which was consolidated with the Company's Plan following the merger. Contributions of $2,384,000, $2,263,000 and $1,529,000 were charged to operations in 2000, 1999, and 1998, respectively.

     The Company maintains the Carolina First Employee Stock Ownership Plan ("ESOP") for all eligible employees. Contributions are at the discretion of, and determined annually by, the Board of Directions, and may not exceed the maximum amount deductible under the applicable sections of the Internal Revenue Code. For the years ended December 31, 2000, 1999, and 1998, contributions of $715,000, $1,014,000 and $667,000, respectively, were charged to operations.

     The ESOP has a loan used to acquire shares of stock of the Company. Such stock is pledged as collateral for the loan. At December 31, 2000, the ESOP owned 176,471 shares of Company stock of which 100,833 were pledged to secure the loan. The remainder was allocated to individual accounts of participants. In accordance with the requirements of the American Institute of Certified Public Accountants Statements of Position 76-3 and 93-6, the Company presents the outstanding loan amount as other borrowed money and as a reduction of shareholders' equity in the accompanying consolidated balance sheets (Note 15). Company contributions to the ESOP are the primary source of funds used to service the debt.

     Anchor Financial also had an ESOP, which was terminated on December 31, 2000. For the years ended December 31, 2000, 1999, and 1998, contributions of $670,978, $668,102, and $644,116, respectively, were charged to operations.

     M.S. Bailey & Son Bankers ("Bailey"), acquired by Anchor Financial in November 1998, sponsored a noncontributory defined benefit pension plan that covered substantially all of its employees. Pension benefits were based on salary and years of service. On March 16, 1999, the Company formally amended the pension plan to provide for its termination. Plan participants ceased to accrue additional pension benefits as of April 7, 1999. As a result, the Company recognized a curtailment gain of $514,000 in 1999. Company contributions to the plan satisfied minimum funding requirements. For the years ended December 31, 1999 and 1998, contributions of $671,684 and $91,951, respectively, were charged to operations.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 26.  EMPLOYEE BENEFITS -- (Continued)

     On December 1, 2000, the Company adopted Salary Continuation Plans ("SERPs"), which provide salary continuation benefits after retirement for certain officers. The Plans also provide for limited benefits in the event of early termination or disability while employed by the company and full benefits to beneficiaries in the event of death of the officer. The officers vest in the benefits over eight years and in the event of a change in control of the Company as defined in the SERP, the officers become 100% vested in the total benefit immediately. The Company has purchased life insurance policies on these officers in order to fund the payments required by the SERPs. For the year ended December 31, 2000, contributions of $40,195 were charged to operations related to these SERPs.

     In conjunction with the Anchor Financial merger, two executive officers of Anchor Financial were provided supplemental retirement plans, which payments begin at the earlier of the beneficiary's 65th birthday or death and will continue for 15 years. The officers vest in the benefits over two to four years, unless there is a change of control of the Company or involuntary termination as defined by the supplemental retirement plans, which in either case, the officers become 100% vested in the total benefit immediately. For the year ended December 31, 2000, contributions of $234,142 were charged to operations related to these supplemental retirement plans.

     Also in conjunction with the Anchor Financial merger, a third officer was provided a salary continuation plan, which payments may begin as early as two years from the effective date of the salary continuation plan agreement and continue for 10 years. For the year ended December 31, 2000, contributions of $219,559 were charged to operations related to the salary continuation plan.

NOTE 27.  NONINTEREST EXPENSES

     The significant components of other noninterest expenses for the years ended December 31 are presented below:

                                                             2000      1999      1998
                                                            -------   -------   -------
                                                                 ($ IN THOUSANDS)
Professional fees.........................................  $ 6,386   $ 4,520   $ 1,971
Telecommunications........................................    5,945     4,319     2,875
Other outside service fees................................    5,489     3,975     2,564
Advertising...............................................    4,153     2,867     1,919
Stationary, supplies and printing.........................    3,646     3,018     2,709
Mail and courier services.................................    3,290     2,931     2,606
Year 2000 expenses........................................       --     1,170       283
Other.....................................................   14,096    18,182    15,525
                                                            -------   -------   -------
                                                            $43,005   $40,982   $30,452
                                                            =======   =======   =======

NOTE 28.  RESTRUCTURING AND MERGER-RELATED COSTS

     The Company incurred restructuring and merger-related costs in connection with the June 2000 merger of Anchor Financial and the 1999 mergers of Citrus Bank and Citizens First National Bank. Anchor Financial incurred restructuring and merger-related costs in connection with the 1999 merger of Bailey Financial Corporation and the 1998 mergers of ComSouth Bankshares, Inc. and M&M Financial Corporation. The

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 28.  RESTRUCTURING AND MERGER-RELATED COSTS -- (Continued)

significant components of restructuring and merger-related costs, which include costs associated with the mergers for the Company and Anchor Financial, for the years ended December 31 are presented below:

                                                               2000      1999     1998
                                                              -------   ------   ------
                                                                  ($ IN THOUSANDS)
Contract termination costs..................................  $ 7,355   $1,018   $1,112
Investment banking fees.....................................    7,026    1,681    1,034
Impairment of abandoned facilities..........................    2,772       --       --
Severance payments..........................................    4,177      234      134
Professional fees...........................................    2,532      563      313
Data processing conversion..................................    1,619    1,079       94
Write-off of obsolete fixed assets..........................    1,583      945      677
Other.......................................................    2,134    1,635      162
                                                              -------   ------   ------
                                                              $29,198   $7,155   $3,526
                                                              =======   ======   ======

NOTE 29.  BUSINESS SEGMENTS

     The Company has four wholly-owned subsidiaries which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two of these subsidiaries qualify as separately reportable operating segments: Carolina First Bank and Citrus Bank. Carolina First Bank offers products and services primarily to customers in South Carolina, coastal North Carolina and the surrounding areas. Citrus Bank offers products and services primarily to customers in northern and central Florida. Revenues for Carolina First Bank and Citrus Bank are derived primarily from interest and fees on loans, interest on investment securities and service charges on deposits.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 29.  BUSINESS SEGMENTS -- (Continued)

     The following table summarizes certain financial information concerning the Company's reportable operating segments for the years ended December 31:

                                          CAROLINA FIRST    CITRUS               ELIMINATING
                                               BANK          BANK      OTHER       ENTRIES       TOTAL
                                          --------------   --------   --------   -----------   ----------
                                                                 ($ IN THOUSANDS)
DECEMBER 31, 2000
Income statement data
  Interest income.......................    $  349,817     $ 40,712   $  4,407    $  (5,904)   $  389,032
  Interest expense......................       196,423       18,977      4,842       (5,839)      214,403
     Net interest income................       153,394       21,735       (435)         (65)      174,629
  Provision for loan losses.............        19,243        2,202      1,933           --        23,378
  Noninterest income....................        30,758        1,813     60,079      (43,302)       49,348
  Noninterest expenses..................       162,408       19,046     51,770      (43,365)      189,859
     Amortization.......................         6,188           --        219           --         6,407
  Net income............................         1,853        1,491      1,666        1,979         6,989
Balance sheet data
  Total assets..........................    $4,826,006     $547,428   $577,187    $(730,067)   $5,220,554
     Loans -- net of unearned income....     3,283,639      443,158      8,385           --     3,735,182
     Allowance for loan losses..........        36,735        5,601        688           --        43,024
     Intangibles........................       105,633           --      1,621           --       107,254
  Deposits..............................     3,417,473      486,397         --       (9,208)    3,894,662
DECEMBER 31, 1999
Income statement data
  Interest income.......................    $  291,863     $ 26,797   $  6,060    $  (3,628)   $  321,092
  Interest expense......................       135,167       10,556        755           --       146,478
     Net interest income................       156,696       16,241      5,305       (3,628)      174,614
  Provision for loan losses.............        17,079          955        239           --        18,273
  Noninterest income....................        42,672        2,426     19,884       (5,333)       59,649
  Noninterest expenses..................       117,629       13,775     28,783       (5,358)      154,829
     Amortization.......................         6,474           --        554           --         7,028
  Net income............................        39,437        2,493     (2,112)         632        40,450
Balance sheet data
  Total assets..........................    $4,311,764     $365,197   $614,161    $(522,466)   $4,768,656
     Loans -- net of unearned income....     2,968,340      305,627     17,753           --     3,291,720
     Allowance for loan losses..........        29,298        3,624        834           --        33,756
     Intangibles........................       112,089           13      1,858           --       113,960
  Deposits..............................     3,157,147      332,951         --       (8,447)    3,481,651
DECEMBER 31, 1998
Income statement data
  Interest income.......................    $  269,915     $ 16,184   $  5,918    $  (2,470)   $  289,547
  Interest expense......................       131,974        6,165      2,067           --       140,206
     Net interest income................       137,941       10,019      3,851       (2,470)      149,341
  Provision for loan losses.............        10,606        1,595      3,445           --        15,646
  Noninterest income....................        23,248        1,858     15,149       (5,331)       34,924
  Noninterest expenses..................        95,052        7,134     15,802       (4,605)      113,383
     Amortization.......................         3,969           --        734           --         4,703
  Net income............................        32,721        2,002     (1,484)       1,417        34,656
Balance sheet data
  Total assets..........................    $3,879,568     $227,358   $516,769    $(487,048)   $4,136,647
     Loans -- net of unearned income....     2,654,741      171,048     15,288           --     2,841,077
     Allowance for loan losses..........        26,061        2,757        994           --        29,812
     Intangibles........................       122,733           13      8,476           --       131,222
  Deposits..............................     3,113,826      208,947         --      (20,250)    3,302,523

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 30.  PARENT COMPANY FINANCIAL INFORMATION

     The following is condensed financial information of The South Financial Group (Parent Company only):

                            CONDENSED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                ($ IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $  4,692    $  6,035
Repurchase agreements.......................................        --       1,538
Investment in subsidiaries:
  Bank subsidiaries.........................................   456,308     451,407
  Nonbank subsidiaries......................................    45,931      22,279
                                                              --------    --------
Total investment in subsidiaries............................   502,239     473,686
Receivable from subsidiaries................................    13,060      16,521
Other investments...........................................    13,213      47,003
Other assets................................................     7,552      12,842
                                                              --------    --------
                                                              $540,756    $557,625
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities......................  $ 10,759    $ 18,088
Borrowed funds..............................................    61,344      38,947
Shareholders' equity........................................   468,653     500,590
                                                              --------    --------
                                                              $540,756    $557,625
                                                              ========    ========

                         CONDENSED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
                                                                     ($ IN THOUSANDS)
INCOME
Equity in undistributed net income (loss) of subsidiaries...  $(33,931)   $18,030    $21,985
Interest income from subsidiaries...........................     1,723      1,985      2,359
Dividend income from subsidiaries...........................    38,883     21,430     15,935
Gain on disposition of equity investments...................     6,847     13,780         --
Sundry......................................................     4,831      2,764      2,234
                                                              --------    -------    -------
                                                                18,353     57,989     42,513
                                                              --------    -------    -------
EXPENSES
Interest on borrowed funds..................................     3,502      3,498      3,761
Merger-related costs........................................     1,186      1,533         --
Charitable contribution to foundation.......................        --     11,890         --
Sundry......................................................     5,129      5,278      5,815
                                                              --------    -------    -------
                                                                 9,817     22,199      9,576
                                                              --------    -------    -------
Income before taxes.........................................     8,536     35,790     32,937
Income tax (benefit)........................................     1,547     (4,660)    (1,719)
                                                              --------    -------    -------
Net income..................................................  $  6,989    $40,450    $34,656
                                                              ========    =======    =======

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 30.  PARENT COMPANY FINANCIAL INFORMATION -- (Continued)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income.................................................  $  6,989    $ 40,450    $ 34,656
Adjustments to reconcile net (income) loss to net cash
  provided by operations
  Equity in undistributed net income of subsidiaries.......    33,931     (18,030)    (21,985)
  Charitable contribution to foundation....................        --      11,890          --
  Gain on disposition of equity investments................    (6,847)    (13,780)         --
  Equity in net income of unconsolidated sub...............        --         (56)       (242)
  Other liabilities, net...................................     1,690         178        (352)
  Other assets, net........................................     5,290      (6,758)     (1,341)
                                                             --------    --------    --------
          Net cash provided by operating activities........    41,053      13,894      10,736
                                                             --------    --------    --------
INVESTING ACTIVITIES
Increase (decrease) in cash realized from
  Investment in repurchase agreement.......................     1,538         357       1,384
  Investment in subsidiaries...............................   (49,716)     (8,011)     (5,000)
  Loans to subsidiaries, net...............................     3,461      (1,869)     (1,805)
  Proceeds from disposition of equity investments..........     7,125       2,173          --
  Other investments........................................        --      (3,471)     (2,801)
  Other, net...............................................        --          58        (763)
                                                             --------    --------    --------
          Net cash used for investing activities...........   (37,592)    (10,763)     (8,985)
                                                             --------    --------    --------
FINANCING ACTIVITIES
Increase (decrease) in cash realized from
  Borrowings, net..........................................    22,397        (143)    (31,914)
  Cash dividends paid......................................   (15,006)    (12,977)     (8,700)
  Issuance of common stock.................................        --          --      40,438
  Repurchase of common stock...............................   (18,470)     (1,335)     (9,824)
  Other....................................................     6,275       5,564       3,231
                                                             --------    --------    --------
          Net cash used for investing activities...........    (4,804)     (8,891)     (6,769)
                                                             --------    --------    --------
Net change in cash and cash equivalents....................    (1,343)     (5,760)     (5,018)
Cash and cash equivalents at beginning of year.............     6,035      11,795      16,813
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $  4,692    $  6,035    $ 11,795
                                                             ========    ========    ========

NOTE 31.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 31.  FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)

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

     The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                   2000                      1999
                                          -----------------------   -----------------------
                                           CARRYING       FAIR       CARRYING       FAIR
                                            AMOUNT       VALUE        AMOUNT       VALUE
                                          ----------   ----------   ----------   ----------
                                                          ($ IN THOUSANDS)
FINANCIAL ASSETS
Cash and due from banks.................  $  156,711   $  156,711   $  138,829   $  138,829
Interest-bearing bank balances..........      26,721       26,721       28,972       28,972
Federal funds sold and resale
  agreements............................         475          475        3,625        3,625
Trading securities......................       5,004        5,004        4,668        4,668
Securities available for sale...........     816,773      816,773      887,718      887,718
Securities held for investment..........      77,767       78,376       71,760       71,291
Net loans...............................   3,692,158    3,683,511    3,257,964    3,234,416
FINANCIAL LIABILITIES
Deposits................................  $3,894,662   $3,914,350   $3,481,651   $3,461,358
Federal funds purchased and repurchase
  agreements............................     232,110      232,110      179,710      179,710
Short-term borrowings...................     237,408      237,408      238,919      238,919
Long-term debt..........................     315,925      319,987      314,279      314,324

     The estimated fair values for the Company's off-balance-sheet derivative financial instruments at December 31 were as follows:

                                                               2000               1999
                                                         ----------------   ----------------
                                                         NOTIONAL   FAIR    NOTIONAL   FAIR
                                                          AMOUNT    VALUE    AMOUNT    VALUE
                                                         --------   -----   --------   -----
                                                                  ($ IN THOUSANDS)
Interest Rate Swaps....................................  $50,022     $32    $21,160    $431

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information is incorporated by reference to the Registrant's Proxy Statement relating to the 2001 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

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

     (a)(3) Listing of Exhibits

    2.1  --   Agreement and Plan of Reorganization entered into as of
              January 10, 2000 by and among the Company, Carolina First
              Bank, Anchor Financial Corporation, and The Anchor Bank:
              Incorporated by reference to Exhibit 2.1 of the Company's
              Registration Statement on Form S-4, Commission File No.
              333-32590.
    3.1  --   Articles of Incorporation: Incorporated by reference to
              Exhibit 3.1 of the Company's Registration Statement on Form
              S-4, Commission File No. 57389
  3.1.1  --   Articles of Amendment dated June 1, 1997: Incorporated by
              reference to Exhibit 3.2 of the Company's Registration
              Statement on Form S-4, Commission File No. 333-32459.
  3.1.2  --   Amendment to the Company's Articles of Incorporation as
              filed with the State of South Carolina Secretary of State:
              Incorporated by reference to Exhibit 10.3 of the Company's
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 2000, Commission File No. 15083.
    3.2  --   Amended and Restated Bylaws of the Company, as amended and restated as of December 18, 1996: Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K
              dated December 18, 1996, Commission File No. 0-15083.

    4.1  --   Specimen TSFG Common Stock certificate: Incorporated by
              reference to Exhibit 4.1 of the Company's Registration
              Statement on Form S-1, Commission File No. 33-7470.
    4.2  --   Articles of Incorporation: Included as Exhibit 3.1.
    4.3  --   Bylaws: Included as Exhibit 3.2.
    4.4  --   The South Financial Group Amended and Restated Common Stock
              Dividend Reinvestment Plan: Incorporated by reference to the
              Prospectus in the Company's Registration Statement on Form
              S-3, Commission File No. 333-06975.
  4.4.1  --   Amendment 1 to the The South Financial Group Amended and
              Restated Common Stock Dividend Reinvestment Plan:
              Incorporated by reference to Exhibit 4.4.1 of the Company's
              Registration Statement on Form S-4, Commission File No.
              333-32590.
    4.5  --   Amended and Restated Shareholder Rights Agreement:
              Incorporated by reference to Exhibit 4.1 of the Company's
              Current Report on Form 8-K dated December 18, 1996,
              Commission File No. 0-15083.
    4.6  --   Form of Indenture between the Company and First American
              Trust Company, N.A., as Trustee: Incorporated by reference to Exhibit 4.11 of the Company's Registration Statement on
              Form S-3, Commission File No. 22-58879.
   10.1  --   The South Financial Group Amended and Restated Restricted
              Stock Plan: Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission
              File No. 33-82668/82670.
   10.2  --   The South Financial Group Employee Stock Ownership Plan:
              Incorporated by reference to Exhibit 10.2 of the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1991, Commission File No. 0-15083.
   10.3  --   The South Financial Group Amended and Restated Stock Option
              Plan: Incorporated by reference to Exhibit 99.1 from the
              Company's Registration Statement on Form S-8, Commission
              File No. 33-80822.
 10.3.1  --   Amendment 1 to The South Financial Group Amended and
              Restated Stock Option Plan: Incorporated by reference to
              Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q
              for the quarter ended March 30, 1998, Commission File No.
              0-15083.
 10.3.2  --   Amendment 2 to The South Financial Group Amended and
              Restated Stock Option Plan: Incorporated by reference to
              Exhibit 10.3.2 of the Company's Registration Statement on
              Form S-4, Commission File No. 333-32590.
*10.3.3  --   Amendment 3 to The South Financial Group Amended and
              Restated Stock Option Plan.
   10.4  --   The South Financial Group Salary Reduction Plan:
              Incorporated by reference to Exhibit 28.1 of the Company's
              Registration Statement on Form S-8, Commission File No.
              33-25424.
  *10.5  --   Noncompetition, Severance and Employment Agreement dated
              October 13, 2000, by and between the Company and Mack I.
              Whittle, Jr.
  *10.6  --   Noncompetition, Severance and Employment Agreement dated
              October 13, 2000, by and between the Company and William S.
              Hummers III.
   10.7  --   Noncompetition and Severance Agreement dated February 21,
              1996, between the Company and James W. Terry, Jr.:
              Incorporated by reference to Exhibit 10.7 of the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1995, Commission File No. 0-15083.
   10.8  --   Noncompetition, Severance and Employment Agreement dated as of October 5, 1999, by and between the Company and John
              DuBose: Incorporated by reference to Exhibit 10.3 of the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended September 30, 1999, Commission File No. 0-15053.

   10.9  --   Change in Control Agreement dated as of November 2, 1998, by and between the Company and Michael W. Sperry: Incorporated by reference to Exhibit 10.4 of the Company's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, Commission File No. 0-15053.
  10.10  --   Employment Agreement dated as of July 15, 2000, by and among
              William J. Moore, Carolina First Bank and The South
              Financial Group: Incorporated by reference to Exhibit 10.1 of The South Financial Group's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 2000.
  10.11  --   Noncompetition, Severance and Employment Agreement dated
              January 10, 2000, between Carolina First Bank, the Company and Stephen L. Chryst: Incorporated by reference to Appendix
              C of Exhibit 99.1 of the Company's Registration Statement on
              Form 8-K, Commission File No. 0-15083.
  10.12  --   Noncompetition, Severance and Employment Agreement dated
              January 10, 2000, between Carolina First Bank, the Company and Tommy E. Looper: Incorporated by reference to Appendix D of Exhibit 99.1 of the Company's Registration Statement on
              Form 8-K, Commission File No. 0-15083.
  10.13  --   Short-Term Performance Plan: Incorporated by reference to
              Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1993, Commission File
              No. 0-15083.
  10.14  --   The South Financial Group Long-Term Management Performance
              Plan: Incorporated by reference to Exhibit 10.11 of the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1994, Commission File No. 0-15083.
  10.15  --   Amended and Restated The South Financial Group Employee
              Stock Purchase Plan. Incorporated by reference to Exhibit
              10.1 of The South Financial Group's Quarterly Report on Form
              10-Q for the quarter ended June 30, 2000, Commission File
              No. 15083.
  10.16  --   The South Financial Group Directors Stock Option Plan:
              Incorporated by reference to Exhibit 99.1 from the Company's
              Registration Statement on Form S-8, Commission File No.
              33-82668/82670.
  10.17  --   Warrant to Purchase Common Stock of Affinity Financial
              Group, Inc. and Amendment No. 1 with respect to Warrant to
              Purchase Common Stock of Affinity Financial Group, Inc.:
              Incorporated by reference to Exhibit 10.16 of the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1995, Commission File No. 0-15083.
  10.18  --   Letter Agreement between the Company and the Board of
              Governors of the Federal Reserve Board regarding warrant to purchase shares of Affinity Technology Group, Inc. common
              stock: Incorporated by reference to Exhibit 10.1 of the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended March 31, 1996, Commission File No. 0-15083.
  10.19  --   The South Financial Group Amended and Restated Fortune 50
              Plan: Incorporated by reference to the Prospectus in the
              Company's Registration Statement on Form S-8, Commission
              File No. 333-31948.
 *10.20  --   Carolina First Bank Supplemental Executive Retirement Plan.
  10.21  --   Anchor Financial Corporation and The Anchor Bank
              Non-Qualified Stock Option Plan of 1988: Incorporated by
              reference to Exhibit 10.12 of Anchor Financial Corporation's
              Registration Statement on Form S-4 filed on June 17, 1998,
              Commission File No. 333-57053.
  10.22  --   Anchor Financial Corporation, the Anchor Bank and The Anchor
              Bank of North Carolina Incentive Stock Option Plan of 1994:
              Incorporated by reference to Exhibit 10.11 of Anchor
              Financial Corporation's Registration Statement on Form S-4
              filed on June 17, 1998, Commission File No. 333-57053.

  10.23  --   Anchor Financial Corporation, The Anchor Bank, and The
              Anchor Bank of North Carolina Incentive Stock Option Plan of
              1996: Incorporated by reference to Exhibit 10.10 of Anchor
              Financial Corporation's Registration Statement on Form S-4
              filed on June 17, 1998, Commission File No. 333-57053.
  *13.1  --   2000 Annual Report to Shareholders.
  *21.1  --   Subsidiaries of the Registrant.
  *23.1  --   Consent of KPMG LLP.

---------------
     * filed with this Annual Report on Form 10-K

COPIES OF EXHIBITS ARE AVAILABLE UPON WRITTEN REQUEST TO WILLIAM S. HUMMERS III, EXECUTIVE VICE PRESIDENT OF THE SOUTH FINANCIAL GROUP

     (b) Current Reports on Form 8-K
        None.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTH FINANCIAL GROUP, INC.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ MACK I. WHITTLE, JR.                 President, Chief Executive     February 21, 2001
-----------------------------------------------------    Officer and Director
                Mack I. Whittle, Jr.

             /s/ WILLIAM S. HUMMERS III                Executive Vice President and   February 21, 2001
-----------------------------------------------------    Secretary
               William S. Hummers III                    (Principal Accounting and
                                                         Principal Financial
                                                         Officer)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities on the date indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
             /s/ WILLIAM R. TIMMONS, JR.               Chairman of the Board          February 21, 2001
-----------------------------------------------------
               William R. Timmons, Jr.

              /s/ MACK I. WHITTLE, JR.                 Director                       February 21, 2001
-----------------------------------------------------
                Mack I. Whittle, Jr.

             /s/ WILLIAM S. HUMMERS III                Director                       February 21, 2001
-----------------------------------------------------
               William S. Hummers III

                /s/ MASON R. CHRISMAN                  Director                       February 21, 2001
-----------------------------------------------------
                  Mason R. Chrisman

                /s/ STEPHEN L. CHRYST                  Director                       February 21, 2001
-----------------------------------------------------
                  Stephen L. Chryst

                  /s/ JUDD B. FARR                     Director                       February 21, 2001
-----------------------------------------------------
                    Judd B. Farr

             /s/ C. CLAYMON GRIMES, JR.                Director                       February 21, 2001
-----------------------------------------------------
               C. Claymon Grimes, Jr.

                 /s/ M. DEXTER HAGY                    Director                       February 21, 2001
-----------------------------------------------------
                   M. Dexter Hagy

              /s/ W. GAIRY NICHOLS III                 Director                       February 21, 2001
-----------------------------------------------------
                W. Gairy Nichols III

                /s/ THOMAS J. ROGERS                   Director                       February 21, 2001
-----------------------------------------------------
                  Thomas J. Rogers

              /s/ H. EARLE RUSSELL, JR.                Director                       February 21, 2001
-----------------------------------------------------
                H. Earle Russell, Jr.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

               /s/ CHARLES B. SCHOOLER                 Director                       February 21, 2001
-----------------------------------------------------
                 Charles B. Schooler

              /s/ ALBERT A. SPRINGS III                Director                       February 21, 2001
-----------------------------------------------------
                Albert A. Springs III

               /s/ EUGENE E. STONE IV                  Director                       February 21, 2001
-----------------------------------------------------
                 Eugene E. Stone IV

                /s/ SAMUEL H. VICKERS                  Director                       February 21, 2001
-----------------------------------------------------
                  Samuel H. Vickers

             /s/ DAVID C. WAKEFIELD III                Director                       February 21, 2001
-----------------------------------------------------
               David C. Wakefield III

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.3.3    --  Amendment 3 to The South Financial Group Amended and
               Restated Stock Option Plan
 10.5      --  Noncompetition, Severance and Employment Agreement dated
               October 13, 2000, by and between the Company and Mack I.
               Whittle, Jr.
 10.6      --  Noncompetition, Severance and Employment Agreement dated
               October 13, 2000, by and between the Company and William S.
               Hummers III.
 10.20     --  Carolina First Bank Supplemental Executive Retirement Plan
 13.1      --  2000 Annual Report to Shareholders
 21.1      --  Subsidiaries of the Registrant
 23.1      --  Consent of KPMG LLP