Form 10-K/A
period 2000-12-31
SOUTH FINANCIAL GROUP INC
filed 2001-03-16
CIK 797871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSACTION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
    ____________ TO ____________

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

     (a)(3) Listing of Exhibits

    2.1  --   Agreement and Plan of Reorganization entered into as of
              January 10, 2000 by and among the Company, Carolina First
              Bank, Anchor Financial Corporation, and The Anchor Bank:
              Incorporated by reference to Exhibit 2.1 of the Company's
              Registration Statement on Form S-4, Commission File No.
              333-32590.
    3.1  --   Articles of Incorporation: Incorporated by reference to
              Exhibit 3.1 of the Company's Registration Statement on Form
              S-4, Commission File No. 57389
  3.1.1  --   Articles of Amendment dated June 1, 1997: Incorporated by
              reference to Exhibit 3.2 of the Company's Registration
              Statement on Form S-4, Commission File No. 333-32459.
  3.1.2  --   Amendment to the Company's Articles of Incorporation as
              filed with the State of South Carolina Secretary of State:
              Incorporated by reference to Exhibit 10.3 of the Company's
              Quarterly Report on Form 10-Q for the quarter ended March
              31, 2000, Commission File No. 15083.
    3.2  --   Amended and Restated Bylaws of the Company, as amended and restated as of December 18, 1996: Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K
              dated December 18, 1996, Commission File No. 0-15083.

    4.1  --   Specimen TSFG Common Stock certificate: Incorporated by
              reference to Exhibit 4.1 of the Company's Registration
              Statement on Form S-1, Commission File No. 33-7470.
    4.2  --   Articles of Incorporation: Included as Exhibit 3.1.
    4.3  --   Bylaws: Included as Exhibit 3.2.
    4.4  --   The South Financial Group Amended and Restated Common Stock
              Dividend Reinvestment Plan: Incorporated by reference to the
              Prospectus in the Company's Registration Statement on Form
              S-3, Commission File No. 333-06975.
  4.4.1  --   Amendment 1 to the The South Financial Group Amended and
              Restated Common Stock Dividend Reinvestment Plan:
              Incorporated by reference to Exhibit 4.4.1 of the Company's
              Registration Statement on Form S-4, Commission File No.
              333-32590.
    4.5  --   Amended and Restated Shareholder Rights Agreement:
              Incorporated by reference to Exhibit 4.1 of the Company's
              Current Report on Form 8-K dated December 18, 1996,
              Commission File No. 0-15083.
    4.6  --   Form of Indenture between the Company and First American
              Trust Company, N.A., as Trustee: Incorporated by reference to Exhibit 4.11 of the Company's Registration Statement on
              Form S-3, Commission File No. 22-58879.
   10.1  --   The South Financial Group Amended and Restated Restricted
              Stock Plan: Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8, Commission
              File No. 33-82668/82670.
   10.2  --   The South Financial Group Employee Stock Ownership Plan:
              Incorporated by reference to Exhibit 10.2 of the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1991, Commission File No. 0-15083.
   10.3  --   The South Financial Group Amended and Restated Stock Option
              Plan: Incorporated by reference to Exhibit 99.1 from the
              Company's Registration Statement on Form S-8, Commission
              File No. 33-80822.
 10.3.1  --   Amendment 1 to The South Financial Group Amended and
              Restated Stock Option Plan: Incorporated by reference to
              Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q
              for the quarter ended March 30, 1998, Commission File No.
              0-15083.
 10.3.2  --   Amendment 2 to The South Financial Group Amended and
              Restated Stock Option Plan: Incorporated by reference to
              Exhibit 10.3.2 of the Company's Registration Statement on
              Form S-4, Commission File No. 333-32590.
*10.3.3  --   Amendment 3 to The South Financial Group Amended and
              Restated Stock Option Plan.
   10.4  --   The South Financial Group Salary Reduction Plan:
              Incorporated by reference to Exhibit 28.1 of the Company's
              Registration Statement on Form S-8, Commission File No.
              33-25424.
  *10.5  --   Noncompetition, Severance and Employment Agreement dated
              October 13, 2000, by and between the Company and Mack I.
              Whittle, Jr.
  *10.6  --   Noncompetition, Severance and Employment Agreement dated
              October 13, 2000, by and between the Company and William S.
              Hummers III.
   10.7  --   Noncompetition and Severance Agreement dated February 21,
              1996, between the Company and James W. Terry, Jr.:
              Incorporated by reference to Exhibit 10.7 of the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1995, Commission File No. 0-15083.
   10.8  --   Noncompetition, Severance and Employment Agreement dated as of October 5, 1999, by and between the Company and John
              DuBose: Incorporated by reference to Exhibit 10.3 of the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended September 30, 1999, Commission File No. 0-15053.

   10.9  --   Change in Control Agreement dated as of November 2, 1998, by and between the Company and Michael W. Sperry: Incorporated by reference to Exhibit 10.4 of the Company's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, Commission File No. 0-15053.
  10.10  --   Employment Agreement dated as of July 15, 2000, by and among
              William J. Moore, Carolina First Bank and The South
              Financial Group: Incorporated by reference to Exhibit 10.1 of The South Financial Group's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 2000.
  10.11  --   Noncompetition, Severance and Employment Agreement dated
              January 10, 2000, between Carolina First Bank, the Company and Stephen L. Chryst: Incorporated by reference to Appendix
              C of Exhibit 99.1 of the Company's Registration Statement on
              Form 8-K, Commission File No. 0-15083.
  10.12  --   Noncompetition, Severance and Employment Agreement dated
              January 10, 2000, between Carolina First Bank, the Company and Tommy E. Looper: Incorporated by reference to Appendix D of Exhibit 99.1 of the Company's Registration Statement on
              Form 8-K, Commission File No. 0-15083.
  10.13  --   Short-Term Performance Plan: Incorporated by reference to
              Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1993, Commission File
              No. 0-15083.
  10.14  --   The South Financial Group Long-Term Management Performance
              Plan: Incorporated by reference to Exhibit 10.11 of the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1994, Commission File No. 0-15083.
  10.15  --   Amended and Restated The South Financial Group Employee
              Stock Purchase Plan. Incorporated by reference to Exhibit
              10.1 of The South Financial Group's Quarterly Report on Form
              10-Q for the quarter ended June 30, 2000, Commission File
              No. 15083.
  10.16  --   The South Financial Group Directors Stock Option Plan:
              Incorporated by reference to Exhibit 99.1 from the Company's
              Registration Statement on Form S-8, Commission File No.
              33-82668/82670.
  10.17  --   Warrant to Purchase Common Stock of Affinity Financial
              Group, Inc. and Amendment No. 1 with respect to Warrant to
              Purchase Common Stock of Affinity Financial Group, Inc.:
              Incorporated by reference to Exhibit 10.16 of the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1995, Commission File No. 0-15083.
  10.18  --   Letter Agreement between the Company and the Board of
              Governors of the Federal Reserve Board regarding warrant to purchase shares of Affinity Technology Group, Inc. common
              stock: Incorporated by reference to Exhibit 10.1 of the
              Company's Quarterly Report on Form 10-Q for the quarter
              ended March 31, 1996, Commission File No. 0-15083.
  10.19  --   The South Financial Group Amended and Restated Fortune 50
              Plan: Incorporated by reference to the Prospectus in the
              Company's Registration Statement on Form S-8, Commission
              File No. 333-31948.
 *10.20  --   Carolina First Bank Supplemental Executive Retirement Plan.
  10.21  --   Anchor Financial Corporation and The Anchor Bank
              Non-Qualified Stock Option Plan of 1988: Incorporated by
              reference to Exhibit 10.12 of Anchor Financial Corporation's
              Registration Statement on Form S-4 filed on June 17, 1998,
              Commission File No. 333-57053.
  10.22  --   Anchor Financial Corporation, the Anchor Bank and The Anchor
              Bank of North Carolina Incentive Stock Option Plan of 1994:
              Incorporated by reference to Exhibit 10.11 of Anchor
              Financial Corporation's Registration Statement on Form S-4
              filed on June 17, 1998, Commission File No. 333-57053.

  10.23  --   Anchor Financial Corporation, The Anchor Bank, and The
              Anchor Bank of North Carolina Incentive Stock Option Plan of
              1996: Incorporated by reference to Exhibit 10.10 of Anchor
              Financial Corporation's Registration Statement on Form S-4
              filed on June 17, 1998, Commission File No. 333-57053.
  *13.1  --   2000 Annual Report to Shareholders.
  *21.1  --   Subsidiaries of the Registrant.
 **23.1  --   Consent of KPMG LLP.

---------------
     * Previously filed
    ** Filed herewith

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

THE SOUTH FINANCIAL GROUP, INC.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ MACK I. WHITTLE, JR.                 President, Chief Executive     March 16, 2001
-----------------------------------------------------    Officer and Director
                Mack I. Whittle, Jr.

             /s/ WILLIAM S. HUMMERS III                Executive Vice President and   March 16, 2001
-----------------------------------------------------    Secretary
               William S. Hummers III                    (Principal Accounting and
                                                         Principal Financial
                                                         Officer)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons behalf of the registrant and in the capacities on the date indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
             /s/ WILLIAM R. TIMMONS, JR.               Chairman of the Board          March 16, 2001
-----------------------------------------------------
               William R. Timmons, Jr.

              /s/ MACK I. WHITTLE, JR.                 Director                       March 16, 2001
-----------------------------------------------------
                Mack I. Whittle, Jr.

             /s/ WILLIAM S. HUMMERS III                Director                       March 16, 2001
-----------------------------------------------------
               William S. Hummers III

                /s/ MASON R. CHRISMAN                  Director                       March 16, 2001
-----------------------------------------------------
                  Mason R. Chrisman

                /s/ STEPHEN L. CHRYST                  Director                       March 16, 2001
-----------------------------------------------------
                  Stephen L. Chryst

                  /s/ JUDD B. FARR                     Director                       March 16, 2001
-----------------------------------------------------
                    Judd B. Farr

             /s/ C. CLAYMON GRIMES, JR.                Director                       March 16, 2001
-----------------------------------------------------
               C. Claymon Grimes, Jr.

                 /s/ M. DEXTER HAGY                    Director                       March 16, 2001
-----------------------------------------------------
                   M. Dexter Hagy

              /s/ W. GAIRY NICHOLS III                 Director                       March 16, 2001
-----------------------------------------------------
                W. Gairy Nichols III

                /s/ THOMAS J. ROGERS                   Director                       March 16, 2001
-----------------------------------------------------
                  Thomas J. Rogers

              /s/ H. EARLE RUSSELL, JR.                Director                       March 16, 2001
-----------------------------------------------------
                H. Earle Russell, Jr.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

               /s/ CHARLES B. SCHOOLER                 Director                       March 16, 2001
-----------------------------------------------------
                 Charles B. Schooler

              /s/ ALBERT A. SPRINGS III                Director                       March 16, 2001
-----------------------------------------------------
                Albert A. Springs III

               /s/ EUGENE E. STONE IV                  Director                       March 16, 2001
-----------------------------------------------------
                 Eugene E. Stone IV

                /s/ SAMUEL H. VICKERS                  Director                       March 16, 2001
-----------------------------------------------------
                  Samuel H. Vickers

             /s/ DAVID C. WAKEFIELD III                Director                       March 16, 2001
-----------------------------------------------------
               David C. Wakefield III

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.3.3*   --  Amendment 3 to The South Financial Group Amended and
               Restated Stock Option Plan
 10.5*     --  Noncompetition, Severance and Employment Agreement dated
               October 13, 2000, by and between the Company and Mack I.
               Whittle, Jr.
 10.6*     --  Noncompetition, Severance and Employment Agreement dated
               October 13, 2000, by and between the Company and William S.
               Hummers III.
 10.20*    --  Carolina First Bank Supplemental Executive Retirement Plan
 13.1*     --  2000 Annual Report to Shareholders
 21.1*     --  Subsidiaries of the Registrant
 23.1**     --  Consent of KPMG LLP

* Previously filed.
** Filed herewith.