Form 10-Q
period 2001-03-31
SOUTH FINANCIAL GROUP INC
filed 2001-05-15
CIK 797871

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

         TRANSACTION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___  TO ____


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of outstanding shares of the issuer's $1.00 par value common stock as of May 10, 2001 was 42,562,034.

                                        THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       March 31,
                                                                            -----------------------------
                                                                               2001             2000         December 31,
                                                                            (Unaudited)      (Unaudited)         2000
                                                                            ------------     -----------     -------------

Assets
Cash and due from banks                                                       $  133,884      $   152,673         $ 156,711
Interest-bearing bank balances                                                    31,248           16,242            26,721
Federal funds sold                                                                     -           18,247               475
Securities
   Trading                                                                         1,439            3,097             5,004
   Available for sale                                                            891,626          860,542           816,773
   Held for investment (market value $65,609, $67,391 and
   $78,376, respectively)                                                         71,473           67,972            77,767
                                                                              ----------      -----------        ----------
     Total securities                                                            964,538          931,611           899,544
                                                                              ----------      -----------        ----------
Loans
   Loans held for sale                                                            17,974           39,502            12,630
   Loans held for investment                                                   3,717,522        3,372,660         3,724,088
      Less unearned income                                                         1,072            4,391             1,536
      Less allowance for loan losses                                              43,741           35,862            43,024
                                                                              ----------      -----------        ----------
        Net loans                                                              3,690,683        3,371,909         3,692,158
                                                                              ----------      -----------        ----------
Premises and equipment, net                                                      109,968           94,763           112,863
Accrued interest receivable                                                       36,938           33,867            36,879
Intangible assets                                                                105,501          112,337           107,254
Other assets                                                                     204,992          137,283           187,949
                                                                              ----------      -----------        ----------
                                                                              $5,277,752      $ 4,868,932        $5,220,554
                                                                              ==========      ===========        ==========

Liabilities and Shareholders' Equity
Liabilities
  Deposits
    Noninterest-bearing                                                       $  469,272       $  514,126        $  491,109
    Interest-bearing                                                           3,347,108        3,093,627         3,403,553
                                                                              ----------       ----------        ----------
      Total deposits                                                           3,816,380        3,607,753         3,894,662
  Borrowed funds                                                                 845,911          682,328           748,715
  Subordinated notes                                                              36,767           36,711            36,728
  Accrued interest payable                                                        41,945           26,064            35,168
  Other liabilities                                                               46,084           29,867            36,628
                                                                              ----------       ----------        ----------
     Total liabilities                                                         4,787,087        4,382,723         4,751,901
                                                                              ----------       ----------        ----------

Minority Interest in Consolidated Subsidiary                                      12,673                -                 -
                                                                              ----------       ----------        ----------

Shareholders' Equity
  Preferred stock-no par value; authorized 10,000,000 shares;
    issued and outstanding none                                                        -                -                 -
  Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 42,526,005,  42,999,809
    and 42,460,358 shares, respectively                                           42,526           43,000            42,460
  Surplus                                                                        330,882          339,577           332,095
  Retained earnings                                                               94,087          106,871            90,131
  Guarantee of employee stock ownership plan debt and nonvested
    restricted stock                                                              (2,281)          (5,086)           (2,593)
   Accumulated other comprehensive income, net of tax                             12,778            1,847             6,560
                                                                              ----------       ----------        ----------
     Total shareholders' equity                                                  477,992          486,209           468,653
                                                                              ----------       ----------        ----------
                                                                              $5,277,752       $4,868,932        $5,220,554
                                                                              ==========       ==========        ==========

                               See accompanying notes to consolidated financial statements.

                                        THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                  (dollars in thousands, except share data) (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                 -------------------------
                                                                                                    2001             2000
                                                                                                 --------         --------
Interest Income
  Interest and fees on loans                                                                     $ 85,406         $ 75,634
  Interest and dividends on securities:
     Taxable                                                                                       13,497           13,603
     Exempt from Federal income taxes                                                               1,010              966
                                                                                                 --------         --------
       Total interest and dividends on securities                                                  14,507           14,569
  Interest on short-term investments                                                                  608              508
                                                                                                 --------         --------
    Total interest income                                                                         100,521           90,711
                                                                                                 --------         --------
Interest Expense
  Interest on deposits                                                                             44,906           35,624
  Interest on borrowed funds                                                                       12,669           10,667
                                                                                                 --------         --------
    Total interest expense                                                                         57,575           46,291
                                                                                                 --------         --------
    Net interest income                                                                            42,946           44,420
Provision for Loan Losses                                                                           4,508            3,945
                                                                                                 --------         --------
    Net interest income after provision for loan losses                                            38,438           40,475
                                                                                                 --------         --------
Noninterest Income
  Service charges on deposit accounts                                                               4,368            4,261
  Mortgage banking income                                                                           2,419            1,344
  Fees for investment services                                                                      1,243            1,358
  Gain on equity investments                                                                          821            2,278
  Gain on sale of securities                                                                          482               71
  Loss on disposition of assets and liabilities                                                      (262)               -
  Other                                                                                             3,844            3,402
                                                                                                  -------         --------
    Total noninterest income                                                                       12,915           12,714
                                                                                                  -------         --------
Noninterest Expenses
  Personnel expense                                                                                18,694           19,058
  Occupancy                                                                                         3,663            3,638
  Furniture and equipment                                                                           3,398            2,681
  Amortization of intangibles                                                                       1,570            1,608
  Restructuring and merger-related recoveries                                                        (413)               -
  Impairment loss from write-down of assets                                                           215                -
  System conversion costs                                                                               -              380
  Other                                                                                            11,031           10,304
                                                                                                  -------         --------
    Total noninterest expenses                                                                     38,158           37,669
                                                                                                  -------         --------
    Income before income taxes, minority interest and
      cumulative effect of change in accounting principle                                          13,195           15,520
Income taxes                                                                                        4,750            5,117
                                                                                                  -------         --------
    Income before minority interest and cumulative effect
      of change in accounting principle                                                             8,445           10,403
Minority interest in consolidated subsidiary, net of tax                                              (95)               -
                                                                                                  -------         --------
    Income before cumulative effect of change in accounting principle                               8,350           10,403
Cumulative effect of change in accounting principle, net of tax                                       282                -
                                                                                                  -------         --------
     Net income                                                                                   $ 8,632         $ 10,403
                                                                                                  =======         ========

Average Common Shares Outstanding, Basic                                                       42,424,190       42,944,844
Average Common Shares Outstanding, Diluted                                                     43,117,270       43,629,026
Per Common Share - Basic and Diluted:
    Net income before cumulative effect of change in accounting principle                          $ 0.19           $ 0.24
    Cumulative effect of change in accounting principle                                              0.01                -
                                                                                                  -------         --------
    Net income                                                                                     $ 0.20           $ 0.24
                                                                                                  =======         ========
Cash dividends declared per common share                                                           $ 0.11           $ 0.10
                                                                                                  =======         ========
                               See accompanying notes to consolidated financial statements.

                                       THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CHANGES
                                    IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)



                                                                               Retained      Accumulated
                                        Shares of                              Earnings         Other
                                         Common        Common                    and        Comprehensive
                                          Stock        Stock      Surplus       Other*          Income          Total
                                      -------------- ---------- ------------- ------------- ---------------- ------------

Balance, December 31, 1999               43,326,754    $ 43,327    $ 345,309     $ 95,853           $ 16,101   $ 500,590

  Net income                                      -           -            -       10,403                  -      10,403
  Other comprehensive loss,
     net of tax of $7,557                         -           -            -            -            (14,254)    (14,254)
                                                                                                             ------------
  Comprehensive loss                              -           -            -            -                  -      (3,851)
                                                                                                             ------------

  Cash dividends declared
    ($0.10 per common share)                      -           -            -       (3,838)                 -      (3,838)
  Common stock activity:
    Repurchase of stock                    (524,600)       (525)      (7,783)           -                  -      (8,308)
    Dividend reinvestment plan               28,816          29          422            -                  -         451
    Employee stock purchase plan              4,238           4           61            -                  -          65
    Restricted stock plan                    89,793          90        1,269         (726)                 -         633
    Exercise of stock options
       and stock warrants                    74,808          75          246            -                  -         321
  Miscellaneous                                   -           -           53           93                  -         146
                                      -------------- -----------  -----------  -----------     -------------- -----------
Balance, March 31, 2000                  42,999,809    $ 43,000    $ 339,577    $ 101,785            $ 1,847   $ 486,209
                                      ============== ===========  ===========  ===========     ============== ===========


Balance, December 31, 2000               42,460,358    $ 42,460    $ 332,095     $ 87,538            $ 6,560   $ 468,653
  Net income                                      -           -            -        8,632                  -       8,632
  Other comprehensive income,
      net of tax of $3,018                        -           -            -            -              6,218       6,218
                                                                                                             ------------
  Comprehensive income                            -           -            -            -                         14,850
                                                                                                             ------------
  Cash dividends declared
     ($0.11 per common share)                     -           -            -       (4,677)                 -      (4,677)
  Common stock activity:
    Repurchase of stock                     (60,000)        (60)      (1,872)           -                  -      (1,932)
    Dividend reinvestment plan               55,144          55          681            -                  -         736
    Employee stock purchase plan              4,432           5           54            -                  -          59
    Restricted stock plan                    (2,711)         (3)         (38)         230                  -         189
    Exercise of stock options
       and stock warrants                    68,782          69          (25)           -                  -          44
  Miscellaneous                                   -           -          (13)          83                  -          70
                                      -------------- -----------  -----------  -----------     -------------- -----------
Balance, March 31, 2001                  42,526,005    $ 42,526    $ 330,882     $ 91,806           $ 12,778   $ 477,992
                                      ============== ===========  ===========  ===========     ============== ===========

*  Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

                              See accompanying notes to consolidated financial statements.

                                        THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS, (UNAUDITED)
                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                                ---------------------------
                                                                                                    2001          2000
                                                                                                ------------- -------------
Cash Flows From Operating Activities
Net income                                                                                           $ 8,632      $ 10,403
Adjustments to reconcile net income to net cash provided by (used for) operating activities
    Depreciation                                                                                       2,365         2,124
    Amortization of intangibles                                                                        1,570         1,608
    Amortization of debt issuance costs                                                                   39            39
    Provision for loan losses                                                                          4,508         3,945
    Impairment loss from write-down of assets                                                            215             -
    Loss on changes in fair value of hedges                                                               97             -
    Loss on disposition of assets and liabilities                                                        262             -
    Gain on sale of securities                                                                          (482)          (71)
    Gain on equity investments                                                                          (821)       (2,278)
    Gain on sale of mortgage loans                                                                    (1,303)         (233)
    Minority interest in consolidated subsidiary                                                          95             -
    Cumulative effect of change in accounting principle                                                 (282)            -
    Trading account assets, net                                                                        3,643         1,646
    Originations of mortgage loans held for sale                                                     (79,510)      (69,599)
    Sale of mortgage loans held for sale                                                              74,278        38,270
    Other assets, net                                                                                (14,778)        2,482
    Other liabilities, net                                                                            12,466         8,510
                                                                                                ------------- -------------
      Net cash provided by (used for) operating activities                                            10,994        (3,154)
                                                                                                ------------- -------------

Cash Flow From Investing Activities
Increase (decrease) in cash realized from
    Sale of securities available for sale                                                            136,732         3,498
    Maturity or call of securities available for sale                                                129,049        13,285
    Maturity or call of securities held for investment                                                 6,294         6,351
    Purchase of securities available for sale                                                       (217,281)      (11,156)
    Purchase of securities held for investment                                                             -        (2,863)
    Origination of loans, net                                                                       (111,011)      (86,635)
    Disposition of equity investments                                                                     85         2,327
    Capital expenditures, net                                                                            248        (7,516)
                                                                                                ------------- -------------
      Net cash used for investing activities                                                         (55,884)      (82,709)
                                                                                                ------------- -------------

Cash Flow From Financing Activities
Increase (decrease) in cash realized from
    Deposits, net                                                                                    (78,550)      126,102
    Borrowed funds, net                                                                               97,196       (13,940)
    Net proceeds from issuance of minority interest stock                                             12,673             -
    Cash dividends paid                                                                               (4,671)       (3,871)
    Cash dividends received (paid) on minority interest                                                  301             -
    Repurchase of common stock                                                                        (1,932)       (8,308)
    Other common stock activity                                                                        1,098         1,616
                                                                                                ------------- -------------
      Net cash provided by financing activities                                                       26,115       101,599
                                                                                                ------------- -------------
Net change in cash and due from banks                                                                (18,775)       15,736
Cash and cash equivalents at beginning of year                                                       183,907       171,426
                                                                                                ------------- -------------
Cash and cash equivalents at end of period                                                         $ 165,132     $ 187,162
                                                                                                ============= =============

                               See accompanying notes to consolidated financial statements.



                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      GENERAL

The foregoing unaudited consolidated financial statements include the accounts of The South Financial Group, Inc. ("The South Group") and all of its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation, and all adjustments considered necessary for a fair presentation of the results for interim periods presented have been included (such adjustments are normal and recurring in nature). All prior period financial information has been restated to include historical information for companies acquired in transactions accounted for as pooling-of-interests. Certain prior year amounts have been reclassified to conform with 2001 presentations.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in The South Group's annual report to shareholders on Form 10-K for the year ended December 31, 2000.

(2)      COMPREHENSIVE INCOME

Comprehensive income is the change in The South Group's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income consists of net income and other comprehensive income. The South Group's other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt, equity securities, and derivatives that qualify as cash flow hedges to the extent that the hedge is effective.

The following summarizes other comprehensive income (loss), net of tax (in thousands) for the three months ended March 31:

                                                                            2001            2000
                                                                            ----            ----
Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the year             $ 10,163        $ (19,538)
    Income tax (expense) benefit                                            (3,356)           6,838
    Less: reclassification adjustment for gains included in
      net income                                                              (467)          (2,273)
    Income tax benefit                                                         168              719

Unrealized losses on cash flow hedges:
    Cumulative effect of change in accounting principle                        (70)               -
    Income tax benefit                                                          26                -
    Unrealized loss on change in fair values                                  (390)               -
    Income tax benefit                                                         144                -
                                                                           --------       ---------
                                                                           $ 6,218        $ (14,254)
                                                                           ========       ==========

(3)      STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash equivalents include due from banks, interest-bearing bank balances and Federal funds sold.

The following summarizes supplemental cash flow data (in thousands) for the three months ended March 31:

                                                                              2001           2000
                                                                              ----           ----
Interest paid                                                               $ 50,798        $ 43,081
Income taxes paid (refunded)                                                  (5,826)            495
Significant non-cash transactions are summarized as follows:
    Securitization of mortgage loans                                         112,174               -
    Loans transferred to other real estate owned                               2,129             460


(4)      EQUITY INVESTMENTS

At March 31, 2001, securities available for sale included the following equity investments recorded at the estimated fair value indicated: 1,175,000 shares of common stock of Net.Bank, Inc. recorded at approximately $10.3 million, 4,876,340 shares of common stock of Affinity Technology Group, Inc. recorded at approximately $439,000, investments in community banks recorded at approximately $12.4 million, and 24,103 shares of common stock of Concord EFS Inc. recorded at approximately $785,000.

At March 31, 2001, The South Group owned 24,103 shares of Concord EFS Inc., a transaction processing company, following its February 2001 acquisition of Star Systems, Inc., an electronic payment network. During the first quarter 2001, The South Group recognized a $758,000 gain associated with marking its investment to estimated fair value as of the Concord EFS Inc. acquisition date.

(5)      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

On February 22, 2001, Carolina First Bank, a subsidiary of The South Group, sold 132 shares of the Carolina First Mortgage Loan Trust Series 2000A Cumulative Fixed Rate Preferred Shares (the "Series A Trust Preferred Stock") to an institutional buyer. The Series A Preferred Stock has a stated value of $100,000 per share. The South Group received proceeds of $12.7 million, net of issuance costs. This net amount is reported as minority interest in consolidated subsidiary on the balance sheet.

Dividends on the Series A Trust Preferred Stock are cumulative, and will accrue whether or not the Carolina First Mortgage Loan Trust has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared. The dividends are computed at a rate per annum equal to 11.125% of the stated value and are payable quarterly.

The dividends earned by the minority interest shareholder from February 22, 2001 to March 31, 2001 amounted to $95,000 (net of related income taxes of $56,000) and have been expensed on The South Group's income statement.

(6)      COMMITMENTS AND CONTINGENT LIABILITIES

The South Group is subject to various legal proceedings and claims which arise in the ordinary course of its business. Any litigation is vigorously defended by The South Group and, in the opinion of management based on consultation with external legal counsel, any outcome of such current litigation would not materially affect The South Group's consolidated financial position or results of operations.

On February 28, 2000, plaintiff John W. Dickens filed a breach of contract lawsuit against Anchor Financial, subsequently acquired by The South Group, in the Court of Common Pleas for the Fifth Judicial Circuit. The plaintiff's complaint based on an employment agreement sought compensation, other benefits, and actual and punitive damages for defamation in excess of $5 million. The plaintiff was an employee of Bailey Financial Corporation, which merged with Anchor Financial on April 9, 1999. Following the merger, the plaintiff worked for Anchor Financial until the termination of his employment on December 16, 1999. The South Group has filed counterclaims denying the allegations and citing parachute payment limitations as specified in Section 280G of the Internal Revenue Code. On October 3, 2000, the court ordered mandatory mediation. The parties participated in mediation on December 22, 2000. At the mediation, The South Group's position was that The South Group's exposure should be limited to the largest severance payment permitted under Internal Revenue Code Section 280G. The mediation did not produce an agreement among parties. The South Group does not expect any settlement to be material.

On November 4, 1996, a derivative shareholder action was filed in the South Carolina Circuit Court for Greenville County against The South Group and several of its officers. The complaint was subsequently amended several times. The amended complaint names as additional defendants the majority of the directors of The South Group and Carolina First Bank. The named plaintiffs in the amended complaints are The South Group, pursuant to Section 33-7-400 of the South Carolina Code of Laws, by and through several named minority shareholders. Plaintiffs allege four causes of action based generally on the payment to the defendant officers of a bonus in stock held by the Company in Affinity Technology Group, Inc. ("Affinity") as a reward for their efforts in connection with the Affinity investment, and other matters. The complaint seeks damages for the benefit of The South Group in the amount of $32 million. The South Group believes that this lawsuit is without merit and has defended it vigorously. The trial court granted the Company's motion to dismiss the lawsuit on November 26, 1997. The plaintiffs appealed. On November 1, 2000, the South Carolina Court of Appeals affirmed the dismissal of the lawsuit. The plaintiffs have sought further review by the South Carolina Supreme Court.

On March 2, 1998, plaintiff Charlesetta Crockett filed a lawsuit in the South Carolina Circuit Court for Saluda County, alleging that her son and two former officers of Midlands National Bank, prior to its merger with Carolina First Bank, placed mortgages on her property without her knowledge or consent. The plaintiff complains that Carolina First Bank later learned that the mortgages were forged but did not cancel the mortgages, and instead conveyed them to the two former Midlands National Bank officers. The plaintiff seeks to have the mortgages set aside and to quiet her title to the property; she also seeks actual and punitive damages and statutory penalties in unspecified amounts. Carolina First Bank filed its Answer on October 30, 1998, denying any liability to the plaintiff, and has defended the suit vigorously. The case is still in the discovery phase and has not been set for trial.

(7)      IMPAIRMENT OF ASSETS

Based on The South Group's acquisition activity, internal growth, and realignment plans, certain properties will not be used for future growth. Accordingly, The South Group reviewed for impairment long-lived assets related to abandoned properties at Carolina First Bank. As a result of this review, in the third quarter of 2000, the Company recorded a pre-tax impairment loss from the write-down of assets totaling $3,869,000. The impaired assets, which were not sold as of March 31, 2001, were written down to their net realizable value and classified as assets held for disposal. During the first quarter of 2001, The South Group recorded an additional impairment loss of $215,000 to update the estimated net realizable value for the impaired assets. The impairment loss included $82,000 for the write-down of land to fair value and $133,000 for adjustments related to lease termination fees for four abandoned locations. As of March 31, 2001, assets held for disposal totaled $1,270,000.

(8)      PER SHARE INFORMATION

Basic and diluted earnings per share have been computed based upon net income in the accompanying consolidated statements of income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below for the three months ended March 31.

                                                                         2001               2000
                                                                         ----               ----
Basic:
Average common shares outstanding (denominator)                        42,424,190         42,944,844
                                                                       ==========         ==========

Diluted:
Average common shares outstanding (denominator)                        42,424,190         42,944,844
Dilutive common stock options and warrants                                693,080            684,182
                                                                       ----------         ----------
Average diluted shares outstanding                                     43,117,270         43,629,026
                                                                       ==========         ==========

(9)      ACCOUNTING FOR DERIVATIVE AND HEDGING ACTIVITIES

Effective January 1, 2001, The South Group adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

The South Group has the following derivative instruments which were recorded on The South Group's consolidated balance sheet at January 1, 2001: interest rate swap agreements, a warrant to purchase shares of common stock of Affinity Technology Group, Inc. ("Affinity Warrant"), fixed rate conforming residential mortgage loan commitments, and commitments to sell fixed rate conforming residential loans. The interest rate swap agreements and loan sale commitments are used for asset/liability and interest rate risk management purposes. The South Group has identified no embedded derivative instruments requiring separate accounting treatment.

The South Group has interest rate swap agreements that qualify as cash flow hedges and those that qualify as fair value hedges. Fair value adjustments for interest rate swap agreements that qualify as fair value hedges are recorded through the income statement. Fair value adjustments for interest rate swap agreements that qualify as cash flow hedges are recorded through other comprehensive income in shareholders' equity to the extent that the hedge is effective. Any ineffective portion of the cash flow hedges will be recorded through the income statement.

The South Group enters into interest rate swap agreements, classified as fair value hedges or cash flow hedges, to manage interest rate risk. Fair value hedges are used to increase funding sources with variable interest rates. When demand for variable rate loans increases, The South Group attempts to increase its use of variable rate funding sources to reduce interest rate risk. The South Group uses cash flow hedges to hedge interest rate risk associated with variable rate borrowings.

The Affinity Warrant, fixed rate conforming residential mortgage loan commitments and commitments to sell fixed rate conforming residential loans do not qualify for hedge accounting so their fair value adjustments are recorded through the income statement.

The cumulative effect of adopting SFAS No. 133 resulted in a gain of $282,000 (net of related income taxes of $152,000) reported in the statement of income. This gain was associated with recording the Affinity Warrant on the balance sheet at its fair value of $434,000 on January 1, 2001. The fair value of interest rate swap agreements that qualify as cash flow hedges, which amounted to a loss of $70,000 as of January 1, 2001, was recorded on the balance sheet as a charge of $44,000 (net of related taxes of $26,000) to other comprehensive income. The fair value of interest rate swap agreements that qualify as fair value hedges, which totaled $101,000 as of January 1, 2001, was recorded on the balance sheet as a derivative asset, included in other assets, with a corresponding adjustment to deposits. The fair value of loan commitments was immaterial at January 1, 2001.

On February 27, 2001, The South Group exercised the Affinity Warrant and reclassified the derivative asset as securities available for sale based on the fair value as of the exercise date. A $90,000 loss for the change in the fair value from January 1, 2001 to the exercise date was recorded in other noninterest expenses.

During the first quarter 2001, The South Group entered into a cross currency exchange agreement to convert the loan interest payments from a foreign currency into U.S. dollars. This agreement is considered to be a basis swap that does not qualify for hedge accounting so fair value adjustments are recorded through the income statement. For the three months ended March 31, 2001, a loss of $7,000 was recognized in noninterest expenses for the change in fair value.

For the three months ended March 31, 2001, changes in the fair value for interest rate swaps that qualify as cash flow hedges totaled a loss of $246,000 (net of related income tax benefit of $144,000), which was recorded through other comprehensive income. The ineffective portion was immaterial for the three months ended March 31, 2001.

At March 31, 2001, the net fair value of derivative assets, which included interest rate swap agreements and a cross currency exchange agreement, totaled $11,000 and was included in other assets on the balance sheet. At March 31, 2001, loan commitments included commitments to originate fixed rate conforming loans, which totaled $59.2 million, and commitments to sell fixed rate conforming loans, which totaled $51.8 million. The fair value of these commitments was immaterial at March 31, 2001.

(10)     BUSINESS SEGMENTS

The South Group has four wholly-owned operating subsidiaries which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments, Carolina First Bank and Citrus Bank, engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina and coastal North Carolina. Citrus Bank offers products and services primarily to customers in its market areas in northern and central Florida. Revenues for Carolina First Bank and Citrus Bank are derived primarily from interest and fees on loans, interest on investment securities and service charges on deposits. No single customer accounts for a significant amount of the revenues of either reportable segment.

The South Group evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in The South Group's Annual Report on Form 10-K for the year ended December 31, 2000.

Segment information for the three months ended March 31, 2001 and 2000 is shown in the table below (in thousands). The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.


                                                   Carolina         Citrus                      Eliminating
                                                  First Bank         Bank          Other          Entries          Total
March 31, 2001
Income statement data
   Interest income                                  $ 88,782       $ 12,160          $ 660        $ (1,081)       $ 100,521
   Interest expense                                   50,434          6,754          1,468          (1,081)          57,575
     Net interest income                              38,348          5,406           (808)              -           42,946
   Provision for loan losses                           3,436            960            112               -            4,508
   Noninterest income                                  9,490            534         16,743         (13,852)          12,915
   Noninterest expense                                32,844          4,647         14,501         (13,834)          38,158
        Amortization                                   1,517              -             53               -            1,570
   Net income                                          7,431            214          1,005             (18)           8,632
Balance sheet data
   Total assets                                  $ 4,693,994      $ 620,223      $ 584,270       $(620,735)     $ 5,277,752
   Loans - net of unearned income                  3,242,411        485,214          6,799               -        3,734,424
   Allowance for loan losses                          37,025          6,187            529               -           43,741
   Intangibles                                       103,933              -          1,568               -          105,501
   Deposits                                        3,343,133        485,704              -         (12,457)       3,816,380

March 31, 2000
Income statement data
   Interest income                                  $ 81,969        $ 8,353        $ 1,261          $ (872)        $ 90,711
   Interest expense                                   42,873          3,299            991            (872)          46,291
   Net interest income                                39,096          5,054            270               -           44,420
   Provision for loan losses                           2,980            530            435               -            3,945
   Noninterest income                                  8,372            500         12,975          (9,133)          12,714
   Noninterest expense                                31,662          4,335         10,733          (9,061)          37,669
        Amortization                                   1,555              -             53               -            1,608
   Net income                                          7,979            446          2,050             (72)          10,403
Balance sheet data
   Total assets                                  $ 4,449,646      $ 385,601      $ 489,285       $(455,600)     $ 4,868,932
   Loans - net of unearned income                  3,067,053        324,808         15,910               -        3,407,771
   Allowance for loan losses                          31,016          4,136            710               -           35,862
   Intangibles                                       110,559              -          1,778               -          112,337
   Deposits                                        3,266,461        347,828              -          (6,536)       3,607,753


(11)     MANAGEMENT'S OPINION

The financial statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of The South Financial Group, Inc. ("The South Group") on Form 10-K for the year ended December 31, 2000. Results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results that may be attained for any other period.

The South Group, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institution holding company, which commenced banking operations in December 1986, and currently conducts business through 74 locations in South Carolina, 5 locations in North Carolina and 15 locations in northern and central Florida. The South Group operates through the following principal subsidiaries: Carolina First Bank, a South Carolina state-chartered commercial bank; Citrus Bank, a Florida state-chartered commercial bank; and Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking company. Through its subsidiaries, The South Group provides a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers.

Prior year amounts, except cash dividends declared per common share, have been restated to reflect the June 6, 2000 merger with Anchor Financial Corporation ("Anchor Financial"), the largest merger in The South Group's history. The merger was accounted for as a pooling-of-interests. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following: risks from changes in economic, monetary policy and industry conditions; changes in interest rates, deposit rates, and the net interest margin; market risk; inflation; risks inherent in making loans including repayment risks and value of collateral; loan growth; adequacy of the allowance for loan losses and the assessment of problem loans; fluctuations in consumer spending; the demand for The South Group's products and services; dependence on senior management; technological changes; ability to increase market share; expense projections; estimates of impairment loss; acquisitions; risks, realization of costs savings, and total financial performance associated with The South Group's merger with Anchor Financial Corporation ("Anchor Financial"); changes in accounting policies and practices; costs and effects of litigation; and recently-enacted or proposed legislation.

Such forward-looking statements speak only as of the date on which such statements are made. The South Group undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

In addition, certain statements in future filings by The South Group with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of The South Group which are not statements of historical fact constitute forward-looking statements.


EARNINGS REVIEW

OVERVIEW

Net income for the three months ended March 31, 2001 was $8.6 million, or $0.20 per diluted share. For the three months ended March 31, 2000, net income totaled $10.4 million, or $0.24 per diluted share.

Net income for the three months ended March 31, 2001 included the following pre-tax other items: $821,000 gain on equity investments, $482,000 gain on sale of securities, $262,000 loss on disposition of assets and liabilities, $413,000 recovery of merger-related costs related to the sale of real estate, and $215,000 impairment loss from write-down of assets. For the first three months of 2000, net income included the following pre-tax other items: $2.3 million gain associated with the sale of equity investments, $71,000 gain on sale of securities, and $380,000 for system conversion costs. Other key factors responsible for The South Group's results of operations are discussed throughout Management's Discussion and Analysis below.

At March 31, 2001, The South Group had approximately $5.3 billion in assets, $3.7 billion in loans, $3.8 billion in deposits and $478.0 million in shareholders' equity. At March 31, 2001, The South Group's ratio of nonperforming assets to loans and other real estate owned was 0.66%.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities to support such assets as well as such items as loan fees and dividend income. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 1 presents average balance sheets and a net interest income analysis on a tax equivalent basis for the first quarters of 2001 and 2000.


TABLE 1
----------------------------------------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                           THREE MONTHS ENDED MARCH 31,
                                              ----------------------------------------------------------------------------------
                                                               2001                                    2000
                                                ----------------------------------------   ---------------------------------------
                                                   AVERAGE/       INCOME/    YIELD/          AVERAGE/       INCOME/    YIELD/
                                                   BALANCE        EXPENSE     RATE            BALANCE       EXPENSE     RATE
                                                   -------        -------     ----            -------       -------     ----
ASSETS
Earning assets
  Loans (net of unearned income) (1)               $ 3,749,320      $85,406    9.24 %        $ 3,336,302      $75,634    9.12 %
  Investment securities (taxable)                      822,469       13,497    6.66              811,234       13,603    6.74
  Investment securities (nontaxable) (2)                84,483        1,497    7.18               93,778        1,293    5.55
  Federal funds sold                                       370            5    5.28               13,324          209    6.31
  Interest-bearing bank balances                        39,381          603    6.21               20,641          299    5.83
                                                ---------------  -----------               --------------  -----------
      Total earning assets                           4,696,024      101,008    8.72            4,275,279       91,038    8.56
                                                ---------------  -----------               --------------  -----------
  Non-earning assets                                   521,458                                   538,193
                                                ---------------                            --------------
      Total assets                                 $ 5,217,482                               $ 4,813,472
                                                ===============                            ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                                $ 571,283        4,383    3.11            $ 596,695        4,311    2.91
    Savings                                            115,214          688    2.42              146,462          954    2.62
    Money market                                       735,069        8,421    4.65              639,099        7,586    4.77
    Time deposits                                    1,944,586       31,414    6.55            1,642,435       22,773    5.58
                                                ---------------  -----------               --------------  -----------
      Total interest-bearing deposits                3,366,152       44,906    5.41            3,024,691       35,624    4.74
   Borrowings                                          858,764       12,669    5.98              727,732       10,667    5.90
                                                ---------------  -----------               --------------  -----------
    Total interest-bearing liabilities               4,224,916       57,575    5.53            3,752,423       46,291    4.96
                                                ---------------  -----------               --------------  -----------
   Noninterest-bearing liabilities
    Noninterest bearing deposits                       438,251                                   521,051
    Other noninterest liabilities                       72,988                                    58,418
                                                ---------------                            --------------
    Total liabilities                                4,736,155                                 4,331,892
                                                ---------------                            --------------
Shareholders' equity                                   481,327                                   481,580
                                                ---------------                            --------------
  Total liabilities and shareholders' equity       $ 5,217,482                               $ 4,813,472
                                                ===============                            ==============
Net interest margin                                                 $43,433    3.75 %                         $44,747    4.21 %
                                                                 ===========                               ===========
Tax equivalent adjustment (2)                                         $ 487                                     $ 327
                                                                 ===========                               ===========

(1) Nonaccrual loans are included in average balances for yield computations.
(2) The tax equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
Note:  Average balances are derived from daily balances.


Tax equivalent net interest income decreased $1.3 million, or 2.9%, to $43.4 million in the first three months of 2001 from $44.7 million in the first three months of 2000. This decrease was due to increased interest expense related to higher deposit and borrowing costs. This decrease was partially offset by a higher level of average earning assets and higher loan fees in the first quarter of 2001. The growth in average earning assets, which increased $420.7 million, or 9.8%, to $4.7 billion in the first three months of 2001 from $4.3 billion in the first three months of 2000, resulted from an increase in loans from internal loan growth. Average loans, net of unearned income, were $3.7 billion in the first three months of 2001 compared with $3.3 billion in the first three months of 2000. Average investment securities were $907.0 million and $905.0 million in the first three months of 2001 and 2000, respectively.

The net interest margin of 3.75% for the first quarter of 2001 was lower than the margin of 4.21% for the first quarter of 2000. The first quarter 2001 net interest margin declined from the prior year period largely due to more expensive funding sources. The deposit markets were very competitive and are expected to remain so going forward. Pressures on the net interest margin largely resulted from lower noninterest-bearing deposit balances, increased reliance on borrowings to fund earning asset growth, and targeted deposit promotions to attract and retain customers.

During 2000, Carolina First Bank and Citrus Bank held certificate of deposit promotions designed to build customer loyalty and expand their customer base. In the fall of 2000, Carolina First Bank held a deposit promotion in its coastal markets to ensure retention of customers following the Anchor Financial merger. This promotion generated approximately $235 million of one-year certificates of deposit with an annualized percentage yield of 7.50%. Citrus Bank's promotions generated approximately $80 million in certificates of deposit with an average annualized percentage yield of 7.44%. The majority of these certificates of deposit will remain on the books throughout the first three quarters of 2001 and will continue to impact the net interest margin.

Deposits generated through Bank CaroLine, an Internet bank, generally pay higher rates than those offered by The South Group's other subsidiary banks. During the first quarter of 2001, The South Group priced its Bank CaroLine deposits less aggressively than it did in 2000 in an effort to lower the overall cost of funds. Bank CaroLine deposits totaled approximately $191.8 million as of March 31, 2001 compared with $221.2 million and $99.6 million as of December 31, 2000 and March 31, 2000, respectively.

The first quarter 2001 net interest margin of 3.75% improved from the fourth quarter 2000 margin of 3.55%. The net interest margin improvement reflected prompt downward pricing of interest-bearing deposits as the Federal Reserve decreased rates during the quarter. Borrowings with short-term maturities also repriced downward with the Federal Reserve's actions. In addition, higher commercial loan fees partially offset the decline in loan yields. The prime interest rate was lowered 150 basis points in the first quarter of 2001. With these declines, the majority of The South Group's variable rate loans, which constitute approximately 44% of the loan portfolio, repriced downward immediately. Continued declines in interest rates would put pressure on The South Group's net interest margin due to the competitive deposit markets and deposit pricing levels.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased to $4.5 million for the first three months of 2001 compared with $3.9 million for the first three months of 2000. The increases were attributable to continued loan growth, an increase in nonperforming loans, higher loan losses, and uncertain economic conditions.

Based on management's analysis of reserve adequacy, the allowance for loan and lease losses (the "Allowance") increased twelve basis points, from 1.06% as of March 31, 2000 to 1.18% as of March 31, 2001. During this period, loans held for investment, net of unearned income increased 10.3%, and nonperforming loans increased by $5.2 million. Net charge-offs for the first quarter of 2001, which totaled $3.7 million, were $1.9 million higher than the $1.8 million charged off during the first quarter of 2000. As a percentage of average loans, the net charge-off ratio was 0.39% for the first three months of 2001 compared with 0.22% for the same period last year.

NONINTEREST INCOME

Noninterest income increased to $12.9 million in the first quarter of 2001 from $12.7 million in the first quarter of 2000. Noninterest income included net gains on asset sales in the first quarters of 2001 and 2000. During the three months ended March 31, 2001, noninterest income included a $821,000 gain on equity investments, $482,000 gain on sale of securities, and $262,000 loss on disposition of assets and liabilities. The gain on equity investments included $758,000 associated with marking to estimated fair value The South Group's investment in Star Systems, Inc., following its acquisition by Concord EFS Inc. In addition, The South Group sold approximately 348,000 shares of Affinity Technology Group, Inc. ("Affinity") common stock for a $63,000 gain. During the first quarter of 2001, The South Group also realized a $262,000 loss associated with a sale-leaseback of a branch office. In the first quarter of 2000, The South Group sold 775,000 shares of Affinity stock for a $2.3 million gain and realized $71,000 in gains for sales of securities. Excluding these net gains on asset sales from both periods, noninterest income increased $1.5 million, or 15%, to $11.9 million for the first three months of 2001 from $10.4 million for the first three months of 2000.

Service charges on deposit accounts, the largest contributor to noninterest income, rose 2.5% to $4.4 million in the first three months of 2001 from $4.3 million for the same period in 2000. Average deposits for the same period increased 7.2%. The increase in service charges was attributable to attracting new transaction accounts and improved collection of fees. In addition, effective July 1, 2000, certain deposit service charges were increased to reflect competitive pricing.

Mortgage banking income includes origination fees, gains from the sale of loans, losses from the sale and valuation of mortgage servicing rights, and servicing fees (net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first three months of 2001 increased $1.1 million to $2.4 million from $1.3 million in the first three months of 2000. The increase in the first three months of 2001 was primarily related to a gain from the securitization of mortgage loans, which was partially offset by a loss from the sale of mortgage servicing rights and a write-down in the value of servicing rights.

In the first quarter of 2001, The South Group continued its efforts to realign its mortgage banking strategy to place more emphasis on mortgage originations. In connection with these on-going efforts, The South Group securitized mortgage loans and sold mortgage servicing rights. The South Group expects to continue such sales. In March 2001, The South Group securitized approximately $112.2 million of mortgage portfolio loans and subsequently sold $80.4 million of these mortgage-backed securities. This transaction resulted in a $1.6 million gain, which included $634,000 associated with recording the related mortgage servicing asset. In March 2001, The South Group recorded a $352,000 loss on the sale of mortgage servicing rights for approximately $949 million in mortgage loans. The South Group will continue to subservice these loans until July 2001 and is subject to adjustments related to prepayment risk, which were factored into the estimated loss calculation. The South Group also recorded a $280,000 charge for the write-down in the value of capitalized mortgage servicing rights due to falling interest rates.

Mortgage originations totaled approximately $145 million and $70 million in the first three months of 2001 and 2000, respectively. Mortgage originations are net of mortgage loans acquired through acquisition. Mortgage origination volumes increased in the first quarter of 2001 due to lower mortgage loan rates and the hiring of additional mortgage originators.

The servicing operations of CF Mortgage consist of servicing mortgage loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At March 31, 2001, CF Mortgage was servicing or subservicing 20,263 loans having an aggregate principal balance of approximately $1.9 billion. This balance included approximately $949 million for which the related mortgage servicing rights were sold in March 2001, which CF Mortgage will continue to subservice until July 2001. Fees related to the servicing portfolio from non-affiliated companies are offset by the related amortization for the mortgage servicing rights and subservicing payments. Servicing income does not include the benefit of interest-free escrow balances related to mortgage loan-servicing activities.

Fees for investment services, which include trust and brokerage income, in the first three months of 2001 and 2000 were $1.2 million and $1.4 million, respectively. Trust income declined, partially due to the decline in the market value of assets administered, which was related to the stock market decline. At March 31, 2001 and 2000, the market value of assets administered by Carolina First Bank's trust department totaled approximately $718 million and $742 million, respectively. For the three months ended March 31, 2001, trust income and brokerage income totaled $769,000 and $474,000, respectively.

Other noninterest income totaled $3.8 million in the first three months of 2001, compared with $3.4 million in the first three months of 2000. Other noninterest income included income related to credit and debit cards, merchant banking, insurance commissions, increases in cash value of company owned life insurance policies, international banking services, and other fee based services. The increase in other noninterest income was largely due to increases in merchant processing fees and the cash value of company owned life insurance.

In the first quarter 2001, Carolina First Bank entered into an agreement to sell branch offices in Bennettsville, Lugoff, Liberty, and McColl, South Carolina. This transaction, which is subject to receipt of regulatory approval, is expected to close in July 2001 at an immaterial gain. The sale of branch offices in less populated and slower-growing markets is part of The South Group's goal to increase the average deposits per branch to $40 million.

NONINTEREST EXPENSES

Noninterest expenses increased to $38.2 million in the first three months of 2001 from $37.7 million in the first three months of 2000. Noninterest expenses in the first quarter of 2001 included $413,000 in restructuring and merger-related recoveries, which related to the sale of real estate at prices higher than estimated, and a $215,000 impairment loss from the write-down of assets, which was primarily related to lease termination fees for abandoned locations. Noninterest expenses in the first quarter of 2000 included $380,000 for system conversion costs. Excluding these other items, noninterest expenses increased $1.1 million to $38.4 million for the first three months of 2001 from $37.3 million for the first three months of 2000.

Personnel expense decreased to $18.7 million in the first three months of 2001 from $19.1 million in the first three months of 2000. Full-time equivalent employees decreased to 1,361 at March 31, 2001 from 1,539 at March 31, 2000. The number of full-time equivalent employees declined 178 primarily from the elimination of redundant positions associated with the Anchor Financial merger.

Occupancy and furniture and equipment expenses increased $742,000 to $7.1 million in the first three months of 2001 from $6.3 million in the first three months of 2000. This increase resulted principally from higher computer equipment fees and capitalized software amortization associated with the new core operating system. The South Group continues to dispose of real estate associated with the branches closed in connection with the Anchor Financial merger. Occupancy and furniture and equipment expenses declined from $7.7 million for the fourth quarter 2000 largely from lower rent, maintenance agreements, and depreciation associated with disposed properties.

Other noninterest expenses increased $727,000 to $11.0 million in the first quarter of 2001 from $10.3 million in the first quarter of 2000. The overall increase in other noninterest expenses was principally attributable to the overhead and operating expenses associated with increased lending and deposit activities. The largest items of other noninterest expense were telecommunications, advertising, professional and outside servicing fees, stationery, supplies and printing. For the first quarter of 2001, other noninterest expenses included approximately $430,000 of miscellaneous non-credit losses, which are not expected to continue, and a $97,000 loss associated with the change in fair value of derivative assets.

SYSTEM CONVERSION COSTS

From March 2000 to July 2000, The South Group and its subsidiaries converted their operating systems to the Fiserv Comprehensive Banking System.

During 2000, as a result of the system conversion process, and the related training involved with learning a new system, certain outstanding items on the general ledger, including loan funding and demand deposit account reconciliations, were not resolved in a timely manner. While the majority of the outstanding items have been resolved, The South Group has a $401,000 accrual as of March 31, 2001 to cover estimated potential charge-offs associated with the remaining outstanding items. At this time, The South Group does not anticipate any further material changes to The South Group's consolidated financial position or results of operations related to these reconciliations.

During the first three months of 2001, The South Group charged-off $299,000 related to reconciliations associated with the system conversion. The South Group expects the remaining accrual to be sufficient to cover any additional charge-offs in 2001.


BALANCE SHEET REVIEW

LOANS

At March 31, 2001, The South Group had total loans outstanding of $3.7 billion that equaled 97% of The South Group's total deposits and 70% of The South Group's total assets. Loans are the largest category of earning assets and produce the highest yields. The loan portfolio consists principally of commercial real estate loans, commercial loans, consumer loans (including both direct and indirect loans) and one-to-four family residential mortgage loans. Substantially all loans are to borrowers domiciled in The South Group's market areas in South Carolina, Florida and North Carolina. The portfolio does not contain any foreign loans or any Highly Leveraged Transactions, as defined by regulatory authorities.

Table 2 summarizes loans outstanding and percentage of loans in each category, showing the composition sorted by collateral type. Effective with the system conversion in June 2000, The South Group reclassified certain loans due to the enhanced capability of analyzing loans by purpose and by collateral. Accordingly, the March 31, 2000 composition presented below may not be comparable with the subsequent periods presented. For example, the construction category as of March 31, 2001 and December 31, 2000, included commercial construction, which was included in commercial and industrial secured by real estate as of March 31, 2000.


TABLE 2
------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                     March 31,                       December 31,
                                                          ------------------------------------       ------------
                                                               2001                  2000                2000
                                                               ----                  ----                ----
Commercial, financial and agricultural                       $ 610,618             $ 511,296            $ 561,360
Real estate - construction                                     445,952               231,677              458,577
Real estate - residential mortgages
  (1-4 family)                                                 804,398               669,466              890,693
Commercial secured by real estate (1)                        1,355,124             1,557,587            1,348,604
Consumer                                                       498,819               391,113              460,668
Lease financing receivables                                      2,611                11,521                4,186
                                                            -----------           -----------         ------------
Loans held for investment                                    3,717,522             3,372,660            3,724,088
Loans held for sale                                             17,974                39,502               12,630
                                                            -----------           -----------         ------------
   Total gross loans                                         3,735,496             3,412,162            3,736,718
Unearned income                                                  1,072                 4,391                1,536
Allowance for loan losses                                       43,741                35,862               43,024
                                                            -----------           -----------         ------------
   Total net loans                                          $3,690,683            $3,371,909          $ 3,692,158
                                                            ===========           ===========         ============

------------------------------------------------------------------------------------------------------------------
PERCENTAGE OF LOANS IN CATEGORY
------------------------------------------------------------------------------------------------------------------

                                                                      March 31,                   December 31,
                                                     ----------------------------------------    -----------------
                                                           2001                  2000                  2000
                                                           ----                  ----                  ----
Loans Held for Investment
Commercial, financial and agricultural                    16.43 %               15.16 %              15.07 %
Real estate - construction                                12.00                  6.87                12.31
Real estate - residential mortgages
  (1-4 family)                                            21.64                 19.85                23.92
Commercial secured by real estate (1)                     36.44                 46.18                36.22
Consumer                                                  13.42                 11.60                12.37
Lease financing receivables                                0.07                  0.34                 0.11
                                                          --------             --------             --------
    Total                                                 100.00 %             100.00 %             100.00 %
                                                          ========             ========             ========

(1) This category includes loans to business other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment and facilities.  At March 31, 2001, such loans were approximately half of the category total.


In March 2001, The South Group securitized approximately $112.2 million of residential mortgage loans from the held for investment portfolio and subsequently sold $80.4 million of these mortgage-backed securities. The remaining $31.8 million of mortgage-backed securities was included in The South Group's securities available for sale. In connection with this transaction, The South Group recorded a $1.6 million gain, which was included in mortgage banking income.

The South Group's loans held for investment, net of unearned income increased $348.2 million, or 10.3%, to approximately $3.7 billion at March 31, 2001 from $3.4 billion at March 31, 2000. Loans held for investment, net of unearned income declined slightly from December 31, 2000 due to the March 2001 securitization of approximately $112.2 million of residential mortgage loans. Adjusting for the mortgage loan securitization, loans held for investment, net of unearned income increased approximately $106.1 million, or an annualized rate of 11.7% for the first three months of 2001. Approximately 40% of the quarter's loan growth was from The South Group's Florida markets.

For the first quarter of 2001, The South Group's loans averaged $3.7 billion with a yield of 9.24% compared with $3.3 billion and a yield of 9.12% for the same period in 2000. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

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

The Allowance for each portfolio segment is set at an amount within its range that reflects management's best judgement of the extent to which historical loss levels are more or less accurate indicators of current losses in the portfolio. Management's judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, emerging portfolio concentrations, risk management system changes, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions.

Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that loan losses in future periods will not exceed the Allowance or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of The South Group.

The Allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine the adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require The South Group to adjust its Allowance based on information available to them at the time of their examination.

As of March 31, 2001 and December 31, 2000, the Allowance totaled $43.7 million and $43.0 million, respectively, or 1.18% and 1.16%, respectively, of loans held for investment net of unearned income. During the first quarter of 2001, the Allowance was reduced $101,000 as a consequence of the sale of residential mortgage loans. The Allowance continues to adequately cover nonperforming loans, providing coverage at 2.17 times and 2.34 times the nonperforming loan balance at March 31, 2001 and December 31, 2000, respectively. Nonperforming loans increased to $20.2 million as of March 31, 2001 from $18.4 million as of December 31, 2000. See "Credit Quality."

Table 3 summarizes the changes in the Allowance.


TABLE 3
-----------------------------------------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
-----------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                       At and for                At and for
                                                                    the three months           the year ended
                                                                     ended March 31,             December 31,
                                                                     ---------------             ------------
                                                               2001                 2000              2000
                                                               ----                 ----              ----
Loan loss reserve at beginning of year                     $    43,024          $    33,756          $    33,756
Allowance adjustment for loans sold                               (101)                   -                 (252)
Net charge-offs:
 Loans charged-off                                              (4,177)              (2,404)             (16,073)
 Loans recovered                                                   487                  565                2,215
                                                           ------------         ------------         ------------
                                                                (3,690)              (1,839)             (13,858)
Additions to reserve through provision
 expense                                                         4,508                3,945               23,378
                                                           ------------         ------------         ------------
Loan loss reserve at end of period                         $    43,741          $    35,862             $ 43,024
                                                           ============         ============         ============

Average loans                                              $ 3,749,320          $ 3,336,302          $ 3,545,336
Loans held for investment, net of
 unearned income (period end)                                3,716,450            3,368,269            3,722,552
Net charge-offs as a percentage of
 average loans (annualized)                                       0.39 %               0.22 %               0.39 %
Allowance for loan losses as a percentage
 of loans excluding loans held for sale                           1.18                 1.06                 1.16


The following summarizes impaired loan information (in thousands) at and for the three months ended March 31:

                                                            2001             2000
                                                            ----             ----
Impaired loans                                            $ 18,452         $13,365
Average investment in impaired loans                        17,135          13,660
Related allowance                                            5,111           3,862
Recognized interest income                                      16              78
Foregone interest                                              228             247


Nonaccrual loans were $20.2 million and $14.9 million as of March 31, 2001 and 2000, respectively. Interest income recognized on nonaccrual loans totaled approximately $22,000 and $85,000 for the three months ended March 31, 2001 and 2000, respectively.

SECURITIES

At March 31, 2001, The South Group's investment portfolio totaled $964.5 million, up $32.9 million from the $931.6 million invested as of March 31, 2000 and up $65.0 million from the $899.5 million invested as of December 31, 2000. Securities (i.e., securities held for investment, securities available for sale, and trading securities) averaged $907.0 million in the first quarter of 2001, comparable to the $905.0 million average in the first quarter of 2000.

The average portfolio yield increased in the first three months of 2001 to 6.70% from 6.62% in the first three months of 2000. The securities yield increased due to the portfolio restructuring in the third quarter of 2000, partially offset by a lower level of general interest rates. During the first quarter 2001, due to the declining interest rate environment, U.S. government agencies were called prior to the stated maturities, and prepayments associated with mortgage-backed securities accelerated. The agency securities, which were called during the quarter, were replaced primarily with mortgage-backed securities to further enhance portfolio yields. The composition of the investment portfolio as of March 31, 2001 follows: mortgage-backed securities 72%, treasuries and agencies 9%, state and municipalities 8%, and other securities 11% (which included equity investments).

EQUITY INVESTMENTS

Investment in Net.B@nk, Inc. At March 31, 2001, The South Group owned 1,175,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 4% of the outstanding shares. Net.B@nk owns and operates Net.B@nk, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. The South Group's investment in Net.B@nk, which is included in securities available for sale and has a basis of approximately $326,000, had a pre-tax market value of approximately $10.3 million as of March 31, 2001. The South Group's shares of Net.B@nk common stock are "restricted" securities, as that term is defined in federal securities law.

Investment in Affinity Technology Group, Inc. At March 31, 2001, The South Group, through its subsidiary Blue Ridge Finance Company, Inc. ("Blue Ridge"), owned 4,876,340 shares of common stock of Affinity, or approximately 13% of the outstanding shares. The South Group's investment in Affinity, which is included in securities available for sale and has a basis of approximately $433,000, had a pre-tax market value of approximately $439,000 as of March 31, 2001. During the first quarter 2001, The South Group sold approximately 348,000 shares of Affinity common stock for a pre-tax gain of $63,000. The South Group's shares in Affinity are "restricted" securities, as that term is defined in federal securities law.

At December 31, 2000, The South Group owned a warrant to purchase 3,471,340 shares of Affinity common stock for approximately $0.0001 per share ("Affinity Warrant"). On January 1, 2001, effective with the adoption of SFAS 133 for derivative activities, The South Group recorded the Affinity Warrant on the balance sheet at its fair value of $434,000. Under accounting principles as of December 31, 2000, the Affinity Warrant was not recorded on the consolidated balance sheet. On February 27, 2001, The South Group exercised the Affinity Warrant and reclassified the asset as securities available for sale based on the fair value as of the exercise date.

Investments in Banks and Transaction Processing Company. As of March 31, 2001, The South Group had equity investments in fifteen community banks located in the Southeast. In each case, The South Group owns less than 5% of the community bank's outstanding common stock. The South Group has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. As of March 31, 2001, equity investments in the community banks, included in securities available for sale with a basis of approximately $9.2 million, were recorded at their pre-tax market value of approximately $8.1 million.

As a result of The South Group's merger with Anchor Financial, The South Group has an investment in Rock Hill Bank & Trust. The investment, which is included in securities available for sale and has a basis of approximately $3.1 million, had a pre-tax market value of approximately $4.3 million as of March 31, 2001. The South Group also has an investment in Nexity Financial Corporation, an Internet bank, which is recorded at its basis of $500,000.

At March 31, 2001, The South Group owned 24,103 shares of Concord EFS Inc., a transaction processing company, following its February 2001 acquisition of Star Systems, Inc., an electronic payment network. During the first quarter 2001, The South Group recognized a $758,000 gain associated with marking its investment to estimated fair value as of the Concord EFS Inc. acquisition date.

CF Investment Company. CF Investment Company is a Small Business Investment Company, licensed through the Small Business Administration. Its principal focus is to invest in companies that have a bank-related technology or service The South Group and its subsidiaries can use. As of March 31, 2001, CF Investment Company had invested approximately $1.7 million (principally in the form of loans) in companies specializing in electronic document management and Internet-related services. CF Investment Company's loans represent a higher credit risk to The South Group due to the start-up nature of these companies.

INTANGIBLE ASSETS AND OTHER ASSETS

The intangible assets balance at March 31, 2001 of $105.5 million consisted of goodwill of $98.7 million and core deposit balance premiums of $6.8 million. The intangible assets balance at March 31, 2000 of $112.3 million consisted of goodwill of $104.0 million and core deposit balance premiums of $8.3 million. The decline in the intangible assets balances was attributable to the amortization of intangibles.

At March 31, 2001, other assets included other real estate owned of $4.5 million and mortgage servicing rights of $9.9 million. At March 31, 2000, other assets included other real estate owned of $3.4 million and mortgage servicing rights of $25.7 million. The balance for mortgage servicing rights declined primarily due to the fourth quarter 2000 and first quarter 2001 sales of rights.

Capitalized software net of related amortization, which is included in other assets, was approximately $7.4 million and $5.1 million as of March 31, 2001 and 2000, respectively.

DEPOSITS

The South Group's primary source of funds for loans and investments is its deposits that are gathered through the branch networks of Carolina First Bank and Citrus Bank and on the Internet through Bank CaroLine. Deposits provided funding for 81% and 83% of average earning assets for the three months ended March 31, 2001 and 2000, respectively. Carolina First Bank and Citrus Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, The South Group has developed other sources, such as FHLB advances, to fund loan demand.

Deposits grew 5.8% to $3.8 billion at March 31, 2001 from $3.6 billion at March 31, 2000. The increase in deposits resulted principally from internal deposit growth related to account promotions, sales efforts, and Internet banking. Deposits have remained relatively constant since December 31, 2000.

During the three months ended March 31, 2001, total interest-bearing deposits averaged $3.4 billion with a rate of 5.41%, compared with $3.0 billion with a rate of 4.74% for the corresponding period in 2000. Deposit pricing remains very competitive, a pricing environment which The South Group expects to continue. In addition, The South Group has experienced higher deposit costs associated with targeted deposit promotions to attract and retain customers in connection with mergers, new markets, and new products.

Table 1 in "EARNINGS REVIEW--Net Interest Income" details average balances for the deposit portfolio for the three months ended March 31, 2001 and 2000. On average, time deposits grew $302.2 million, or 18%, and money market accounts increased $96.0 million, or 15%. This growth was due to certificates of deposit and money market promotions in select markets and increases in Internet banking deposits and brokered certificates of deposit. The growth in time deposits and money market accounts was partially offset by declines in interest checking accounts of $25.4 million, savings accounts of $31.2 million, and noninterest-bearing deposits of $82.8 million.

At March 31, 2001, total deposits for Bank CaroLine totaled $191.8 million, up from $99.6 million as of March 31, 2000. At March 31, 2001, The South Group had $109.2 million in brokered certificates of deposit under $100,000, compared with $25.0 million at March 31, 2000. The South Group considers these funds as an alternative funding source available to use while continuing to maintain and grow its local deposit base.

Time deposits of $100,000 or more represented 15% and 14% of total deposits at March 31, 2001 and 2000, respectively. The South Group's large denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds.

BORROWED FUNDS

The South Group's short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances, commercial paper and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes, FHLB borrowings, an employee stock ownership plan note payable, and a mortgage note payable. In the first three months of 2001, average borrowings totaled $858.8 million compared with $727.7 million for the same period in 2000. This increase was primarily attributable to an increased reliance on short-term borrowings, including FHLB advances to support earning asset growth.

Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $358.2 million and $200.3 million at March 31, 2001 and 2000, respectively. At December 31, 2000, Federal funds purchased and repurchase agreements totaled $232.1 million. Balances in these accounts can fluctuate on a day-to-day basis. At March 31, 2001 and 2000, FHLB advances totaled $461.4 million and $285.2 million, respectively. At December 31, 2000, FHLB advances totaled $481.6 million. FHLB advances are a source of funding which The South Group uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity amounted to $478.0 million, or 9.1% of total assets, at March 31, 2001, compared with $486.2 million, or 10.0% of total assets, at March 31, 2000. At December 31, 2000, total shareholders' equity totaled $468.7 million, or 9.0% of total assets. The increase in total shareholders' equity since December 31, 2000 resulted principally from the retention of earnings and an increase in the net unrealized gain on securities. Cash dividends paid and the stock repurchase program partially offset these increases.

In December 2000, The South Group initiated a stock repurchase program for up to two million shares, or approximately 5% of its outstanding shares. In connection with the program, The South Group has repurchased 907,376 shares, including 60,000 shares purchased during the first quarter 2001. The South Group may continue to repurchase shares depending upon current market conditions and available cash.

Book value per share at March 31, 2001 and 2000 was $11.24 and $11.31, respectively. Tangible book value per share at March 31, 2001 and 2000 was $8.76 and $8.69, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch purchases and acquisitions accounted for as purchases.

The South Group and its banking subsidiaries exceeded the well capitalized requirements at March 31, 2001. Table 4 sets forth various capital ratios for The South Group and its banking subsidiaries.

TABLE 4
------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
------------------------------------------------------------------------------------------------------------------

                                                                                    Well              Adequately
                                                              March 31,         Capitalized           Capitalized
                                                                2001            Requirement           Requirement
                                                                ----            -----------           -----------
The South Group:
Total risk-based capital                                          10.61 %                n/a                  n/a
Tier 1 risk-based capital                                          8.58                  n/a                  n/a
Leverage ratio                                                     6.96                  n/a                  n/a

Carolina First Bank:
Total risk-based capital                                          10.63 %              10.00 %               8.00 %
Tier 1 risk-based capital                                          9.12                 6.00                 4.00
Leverage ratio                                                     7.30                 5.00                 4.00

Citrus Bank:
Total risk-based capital                                          10.00 %              10.00 %               8.00 %
Tier 1 risk-based capital                                          8.84                 6.00                 4.00
Leverage ratio                                                     8.21                 5.00                 4.00


The South Group and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. The South Group has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. At the December 2000 meeting, the Board of Directors approved a $0.11 per share cash divided on the common stock, which represents an effective annual increase of approximately 10%. The South Group presently intends to pay a quarterly cash dividend on the Common Stock; however, future dividends will depend upon The South Group's financial performance and capital requirements.

In January 2001, Carolina First Bank commenced an offering of real estate investment trust preferred shares available only to "accredited investors" and "qualified institutional buyers." The issuer of the securities is Carolina First Mortgage Loan Trust, a South Carolina business trust that has been qualified as a "real estate investment trust" (the "REIT"). On February 22, 2001, Carolina First Bank sold 132 shares of the Carolina First Mortgage Loan Trust Series 2000A Cumulative Fixed Rate Preferred shares to a qualified institutional buyer. The South Group received net proceeds of $12.7 million, which is reported as minority interest in consolidated subsidiary on the balance sheet.


MARKET RISK AND ASSET/LIABILITY MANAGEMENT

Market risk is the risk of loss from adverse changes in market prices and rates. The South Group's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although The South Group manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on The South Group's financial condition and results of operations. Other types of market risks, such as commodity price risk, do not arise in the normal course of The South Group's business activities.

As of March 31, 2001, there have been no material changes from the market risk sensitivity analysis presented as of December 31, 2000 in The South Group's annual report on Form 10-K. The disclosures related to the market risk of The South Group should be read in conjunction with The South Group's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in The South Group's Annual Report on Form 10-K.

Achieving consistent growth in net interest income while managing interest rate risk is the primary goal of The South Group's asset/liability function. The South Group attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. The South Group seeks to accomplish this goal while maintaining adequate liquidity and capital. The South Group's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to have a significant impact on net interest income over time.

The South Group's Asset/Liability Committee ("ALCO") uses several tools to monitor and manage interest rate risk. One of the primary tools is a simulation model which is used to analyze earnings at risk and interest sensitivity gap (the difference between the amount of rate sensitive assets maturing or repricing within a specific time period and the amount of rate sensitive liabilities maturing or repricing within the same time period). The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a regular basis.

The forecast used for earnings at risk analysis simulates The South Group's balance sheet and income statement under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates gradually increase and decrease 200 basis points over the next twelve-month period. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions The South Group could undertake in response to changes in interest rates.

Beginning in the first quarter of 2001, The South Group began modeling a gradual increase/decrease in rates rather than an immediate change. This change was made because rates typically change gradually over time rather than abruptly, and thus, the information provided is more meaningful. According to the model as of March 31, 2001, The South Group is positioned so that net interest income will increase $739,000 in the next twelve months if interest rates rise 200 basis points and will decrease $2.6 million in the next twelve months if interest rates decline 200 basis points. The smaller increase in net interest income when interest rates are increased is due to the assumptions related to deposit repricings. In both the increasing and decreasing rate scenarios, The South Group assumes that deposit rates will not change by the full 200 basis points.

However, deposit rates are modeled so that they will change a greater percentage in the increasing rate environment than in the declining rate environment. Due to the interest rate cuts that occurred during the first quarter of 2001 and the prompt repricing of interest-bearing deposits, some of The South Group's deposit rates are nearing what management considers to be an acceptable lower limit. Accordingly, in the declining rate scenario, the model assumes that certificate of deposit rates will not decline below 2.00% thus limiting the interest expense reduction from repricing certificates of deposit by the entire 200 basis points.

In addition to the standard scenarios used to analyze earnings at risk, The South Group's ALCO analyzes the potential impact of other scenarios. The starting point for these "what-if" scenarios is The South Group's base forecast. This base forecast consolidates all balance sheet information that The South Group is presently aware of with its "most likely" interest rate projections. The "what-if" scenarios are then used to gauge the impact of changes in interest rates and/or balance sheet items on the earnings of The South Group compared to the base forecast. Strategies can be formulated based on the information provided by the earnings simulation if a scenario either seems likely to occur or The South Group chooses to undertake the proposed transaction. The South Group updates its base forecast quarterly based on economic changes that occurred during the past quarter as well as changes in the economic outlook for the coming year.

The South Group uses interest sensitivity gap ("GAP position") analysis to monitor the relationship between the maturity and repricing of rate sensitive assets and rate sensitive liabilities during a given time frame. The South Group's GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At March 31, 2001, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $186.0 million. The GAP position is based on The South Group's forecast which holds interest rates at their current levels for the entire twelve-month period.

Derivatives and Hedging Activities. The South Group uses derivatives, such as interest rate swap agreements and loan commitments, for asset/liability and interest rate risk management purposes. Effective January 1, 2000, with the adoption of SFAS 133, The South Group began recognizing all derivatives as either assets or liabilities on the balance sheet and reporting these instruments at fair value.

The South Group has interest rate swap agreements that qualify as cash flow hedges and those that qualify as fair value hedges. Fair value hedges are used to increase funding sources with variable interest rates. These hedges are used when the demand for variable rate loans increases. The South Group uses cash flow hedges to turn FHLB daily credit rate borrowings into fixed rate funding to assist lending officers in competitively pricing fixed rate loans.

The South Group also uses derivative instruments to reduce risks associated with its lending activities. CF Mortgage uses loan commitments in connection with its mortgage banking business to hedge commitments to lend funds in a secured mortgage transaction. During the first quarter 2001, The South Group entered into a cross currency exchange agreement to convert the loan payments from a foreign currency into U.S. dollars.

At March 31, 2001, the net fair value of derivative assets totaled approximately $11,000 and was included in other assets on the balance sheet. The South Group's derivative and hedging activities are discussed in further detail in Note 9 of the Consolidated Financial Statements.


LIQUIDITY

Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, and manage operations on an ongoing basis. Funds are primarily provided by Carolina First Bank and Citrus Bank through customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. Proper liquidity management is crucial to ensure that The South Group is able to take advantage of new business opportunities as well as meet the demands of its customers.

Investment securities are an important tool to The South Group's liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.

Net cash provided by operations and deposits from customers have been the primary sources of liquidity for The South Group. Liquidity is also enhanced by the ability to acquire new deposits through Carolina First Bank's and Citrus Bank's established branch network of more than 90 branches in South Carolina, North Carolina, and Florida. In addition, The South Group can raise deposits on the Internet through Bank CaroLine. The liquidity needs of Carolina First Bank and Citrus Bank are a factor in developing their deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary.

Carolina First Bank has access to borrowing from the FHLB and maintains short-term lines of credit from unrelated banks. At March 31, 2001, unused borrowing capacity from the FHLB totaled approximately $28 million with an outstanding balance of $461.4 million. The unused borrowing capacity from the FHLB could increase due to the ability to borrow against commercial real estate loans. In addition, Citrus Bank is in the process of obtaining borrowing capacity from the FHLB. At March 31, 2001, Carolina First Bank had unused short-term lines of credit totaling approximately $221 million (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs.

Liquidity at the parent company level is provided through cash dividends from the subsidiary banks and the capacity of the parent company to raise additional borrowed funds as needed. If the Company elects to repurchase additional shares through its share repurchase program, such purchases will reduce liquidity at the parent company level.


CREDIT QUALITY

A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. The Company's credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and immediate after-the-fact review by credit risk management of loans approved by lenders. Compliance with loan monitoring policies is managed through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities, including specific reviews of new large credits, are reviewed by the Directors' Credit Committee of each banking subsidiary, which meet monthly.

Table 5 presents information pertaining to nonperforming assets.

TABLE 5
-----------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
-----------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                      March 31,               December 31,
                                                          ------------------------------     -------------
                                                              2001             2000              2000

Nonaccrual loans                                              $ 20,156         $ 14,914           $ 18,413
Restructured loans                                                   -                -                  -
                                                              ---------        ---------          ---------
  Total nonperforming loans                                     20,156           14,914             18,413
Other real estate owned                                          4,455            3,372              3,101
                                                              ---------        ---------          ---------
  Total nonperforming assets                                  $ 24,611         $ 18,286           $ 21,514
                                                              =========        =========          =========
Nonperforming assets as a percentage
  of loans and other real estate owned (1)                        0.66 %           0.54 %             0.58 %
                                                              =========        =========          =========
Net loan charge-offs as a percentage
  of average loans (annualized)                                   0.39             0.22               0.42
                                                              =========        =========          =========
Loans past due 90 days still accruing
  interest (2)                                                $ 11,780         $  7,008           $ 10,682
                                                              =========        =========          =========
Allowance for loan losses as a
  percentage of nonperforming loans                               2.17 x           2.40 x             2.34 x
                                                              =========        =========          =========

(1) Calculated using loans held for investment, net of unearned income.
(2) Substantially all of these loans are consumer and residential mortgage loans.

As a percentage of loans and other real estate owned, nonperforming assets were 0.66% at March 31, 2001, compared with 0.58% as of December 31, 2000 and 0.54% as of March 31, 2000. Nonaccrual loans grew to $20.2 million as of March 31, 2001 from $18.4 million as of December 31, 2000. Nonaccrual loans increased $1.7 million during the first quarter of 2001, as reductions of $6.7 million were more than offset by additions of $8.4 million. The quarter's increase included two loans, totaling $3.7 million, which are secured and have limited loss exposure. Other real estate owned totaled $4.5 million as of March 31, 2001, an increase of $1.4 million from December 31, 2000. This increase included two properties, totaling $1.2 million, for which a loss is not expected.

Net loan charge-offs totaled $3.7 million and $1.8 million in the first three months of 2001 and 2000, respectively, or 0.39% and 0.22%, respectively, as an annualized percentage of average loans. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. In addition, as the economic climate softens, the flow of loans into nonaccrual loans and other real estate loans increases. However, loss exposure in the portfolio is identified, reserved, and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.


CURRENT ACCOUNTING ISSUES

Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The South Group adopted the provisions of SFAS No. 140 effective April 1, 2001 with no material impact.

                                     PART II


ITEM 1   LEGAL PROCEEDINGS

         See Note 6 to the Consolidated Financial Statements for a discussion of legal proceedings.


ITEM 2   CHANGE IN SECURITIES

         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Annual Meeting of Shareholders
         ------------------------------
         On April 18, 2001, the Company held its 2001 Annual Meeting of Shareholders. The results of the 2001 Annual Meeting of Shareholders follow.

         PROPOSAL #1 - ELECTION OF DIRECTORS
         The shareholders approved setting the number of Company directors at 18 persons. The following persons were elected as Directors with the votes indicated.

                                             Voting shares in favor             Withheld
                                                #               %              Authority
                                                -               -              ---------

                  William P. Brant          32,625,631        97.6%             811,187
                  Mason A. Chrisman         33,099,282        99.0%             337,536
                  Stephen L. Chryst         33,068,934        98.9%             367,884
                  Judd B. Farr              33,065,230        98.9%             371,587
                  C. Claymon Grimes, Jr.    33,065,230        98.9%             371,587
                  W. Gairy Nichols, III     33,099,837        99.0%             336,981
                  Thomas J. Rogers          33,099,265        99.0%             337,553
                  John C.B. Smith, Jr.      33,096,571        99.0%             340,247
                  Albert A. Springs, III    33,099,282        99.0%             337,536
                  David C. Wakefield, III   32,559,978        97.4%             876,839

         M. Dexter Hagy, William S. Hummers III, H. Earle Russell, Jr., Charles
         B. Schooler, Eugene E. Stone IV, William R. Timmons, Jr., Samuel H. Vickers, and Mack I. Whittle, Jr. continued in their present terms as directors.

ITEM 5            OTHER INFORMATION

         None.

                                     PART II
                                   (CONTINUED)

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Amended and Restated Common Stock Dividend Reinvestment Plan for The South Financial Group, Inc.: Incorporated by reference to Exhibit 4.1 of The South Group's Current Report on Form 8-K dated May 11, 2001.

(b)      Reports on Form 8-K

         The South Group filed Current Reports on Form 8-K dated January 8, 2001 and May 11, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, The South Group has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              The South Financial Group, Inc.



                                              /s/ William S. Hummers III
                                              ----------------------------------
                                              William S. Hummers III
                                              Executive Vice President