Form 10-Q
period 2001-06-30
SOUTH FINANCIAL GROUP INC
filed 2001-08-13
CIK 797871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                             -----    ------


Commission file number 0-15083


                         THE SOUTH FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

SOUTH CAROLINA                                             57-0824914
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

102 SOUTH MAIN STREET, GREENVILLE, SOUTH CAROLINA            29601
(Address of principal executive offices)                   (ZIP Code)

Registrant's telephone number, including area code (864) 255-7900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 10, 2001 was 42,656,377.

                                               PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                     June 30,
                                                                           ----------------------------
                                                                                 2001             2000           December 31,
                                                                             (Unaudited)      (Unaudited)            2000
                                                                             -----------      -----------         ----------
Assets
Cash and due from banks                                                        $ 127,036        $ 194,675         $ 156,711
Interest-bearing bank balances                                                    28,511           40,116            26,721
Federal funds sold                                                                     -              400               475
Securities
   Trading                                                                         4,622            3,704             5,004
   Available for sale                                                          1,044,116          846,491           816,773
   Held for investment (market value $70,927, $67,472 and
   $78,376, respectively)                                                         70,255           67,919            77,767
                                                                             -----------       ----------        ----------
      Total securities                                                         1,118,993          918,114           899,544
                                                                             -----------       ----------        ----------
Loans
   Loans held for sale                                                            85,416           11,957            12,630
   Loans held for investment                                                   3,717,794        3,575,915         3,724,088
      Less unearned income                                                           765            3,170             1,536
      Less allowance for loan losses                                              43,765           41,742            43,024
                                                                             -----------       ----------       -----------
         Net loans                                                             3,758,680        3,542,960         3,692,158
                                                                             -----------       ----------       -----------
Premises and equipment, net                                                      109,659          108,725           112,863
Accrued interest receivable                                                       34,417           35,426            36,879
Intangible assets                                                                104,455          110,675           107,254
Other assets                                                                     211,816          135,041           187,949
                                                                             $ 5,493,567      $ 5,086,132       $ 5,220,554
                                                                             ===========      ===========       ===========

Liabilities and Shareholders' Equity
Liabilities
   Deposits
      Noninterest-bearing                                                      $ 503,776        $ 572,395         $ 491,109
      Interest-bearing                                                         3,152,640        3,132,901         3,403,553
                                                                             -----------      -----------        ----------
         Total deposits                                                        3,656,416        3,705,296         3,894,662
   Borrowed funds                                                              1,183,666          812,695           748,715
   Subordinated notes                                                             36,806           36,750            36,728
   Accrued interest payable                                                       37,201           30,469            35,168
   Other liabilities                                                              56,656           27,786            36,628
                                                                             -----------      -----------        ----------
      Total liabilities                                                        4,970,745        4,612,996         4,751,901
                                                                             -----------      -----------        ----------

Minority Interest in Consolidated Subsidiary                                      37,034                -                 -
                                                                             -----------      -----------        ----------

Shareholders' Equity
   Preferred stock-no par value; authorized 10,000,000 shares;
      issued and outstanding none                                                      -                -                 -
   Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 42,598,944,  43,056,873
      and 42,460,358 shares, respectively                                         42,599           43,057            42,460
   Surplus                                                                       331,733          340,058           332,095
   Retained earnings                                                              99,135           93,626            90,131
   Guarantee of employee stock ownership plan debt and nonvested
      restricted stock                                                            (2,029)          (4,316)           (2,593)
   Accumulated other comprehensive income, net of tax                             14,350              711             6,560
                                                                             -----------      -----------       -----------
      Total shareholders' equity                                                 485,788          473,136           468,653
                                                                             -----------      -----------       -----------
                                                                             $ 5,493,567      $ 5,086,132       $ 5,220,554
                                                                             ===========      ===========       ===========

         See accompanying notes to consolidated financial statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              (dollars in thousands, except share data) (Unaudited)

                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                         June 30,
                                                                       2001            2000             2001            2000
                                                                       ----            ----             ----            ----
Interest Income
Interest and fees on loans                                           $ 80,415        $ 81,019         $165,821        $156,653
Interest and dividends on securities:
   Taxable                                                             15,670          13,727           29,167          27,130
   Exempt from Federal income taxes                                       954             751            1,964           1,917
                                                                 ------------    ------------     ------------    ------------
      Total interest and dividends on securities                       16,624          14,478           31,131          29,047
   Interest on short-term investments                                     360             524              968           1,032
                                                                 -------------   -------------    -------------   -------------
      Total interest income                                            97,399          96,021          197,920         186,732
                                                                 -------------   -------------    -------------   -------------
Interest Expense
Interest on deposits                                                   40,082          37,786           84,988          73,410
Interest on borrowed funds                                             13,356          12,880           26,025          23,547
                                                                 -------------   -------------    -------------   -------------
   Total interest expense                                              53,438          50,666          111,013          96,957
                                                                 -------------   -------------    -------------   -------------
   Net interest income                                                 43,961          45,355           86,907          89,775
Provision for Loan Losses                                               5,600           8,482           10,108          12,427
                                                                 -------------   -------------    -------------   -------------
   Net interest income after provision for loan losses                 38,361          36,873           76,799          77,348
                                                                 -------------   -------------    -------------   -------------
Noninterest Income
Service charges on deposit accounts                                     4,812           4,078            9,180           8,339
Other                                                                   8,313           6,552           16,860          15,005
                                                                 -------------   -------------    -------------   -------------
   Total noninterest income                                            13,125          10,630           26,040          23,344
                                                                 -------------   -------------    -------------   -------------
Noninterest Expenses
Personnel expense                                                      17,807          18,942           36,501          38,000
Restructuring and merger-related costs (recoveries)                         -          19,924             (413)         19,924
Other                                                                  18,486          18,482           38,363          37,093
                                                                 -------------   -------------    -------------   -------------
   Total noninterest expenses                                          36,293          57,348           74,451          95,017
                                                                 -------------   -------------    -------------   -------------
   Income (loss) before income taxes, minority interest and
      cumulative effect of change in accounting principle              15,193          (9,845)          28,388           5,675
Income tax expense (benefit)                                            5,242            (896)           9,992           4,221
                                                                 -------------   -------------    -------------   -------------
   Income (loss) before minority interest and cumulative effect
      of change in accounting principle                                 9,951          (8,949)          18,396           1,454
Minority interest in consolidated subsidiary, net of tax                 (307)              -             (402)              -
                                                                 -------------   -------------    -------------   -------------
   Income (loss) before cumulative effect of change in
      in accounting principle                                           9,644          (8,949)          17,994           1,454
Cumulative effect of change in accounting principle,
   net of tax                                                               -               -              282               -
                                                                 -------------   -------------    -------------   -------------
      Net income (loss)                                               $ 9,644        $ (8,949)        $ 18,276         $ 1,454
                                                                 =============   =============    =============   =============

Average Common Shares Outstanding, Basic                           42,458,303      42,842,124       42,441,246      42,893,484
Average Common Shares Outstanding, Diluted                         43,179,212      43,530,646       43,148,241      43,579,836
Per Common Share - Basic:
Net income (loss) before cumulative effect of change in
   accounting principle                                                $ 0.23         $ (0.21)          $ 0.42          $ 0.03
Cumulative effect of change in accounting principle                         -               -             0.01               -
                                                                 -------------   -------------    -------------   -------------
Net income (loss)                                                      $ 0.23         $ (0.21)          $ 0.43          $ 0.03
                                                                 =============   =============    =============   =============
Per Common Share - Diluted:
Net income (loss) before cumulative effect of change in
   accounting principle                                                $ 0.22         $ (0.21)          $ 0.41          $ 0.03
Cumulative effect of change in accounting principle                         -               -             0.01               -
                                                                 -------------   -------------    -------------   -------------
Net income (loss)                                                      $ 0.22         $ (0.21)          $ 0.42          $ 0.03
                                                                 =============   =============    =============   =============
Cash dividends declared per common share                               $ 0.11          $ 0.10           $ 0.22          $ 0.20
                                                                 =============   =============    =============   =============

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



                                                                                   Retained     Accumulated
                                        Shares of                                  Earnings        Other
                                          Common        Common                       and        Comprehensive
                                          Stock          Stock       Surplus        Other*         Income         Total

Balance, December 31, 1999                43,326,754     $ 43,327     $ 345,309     $ 95,853         $ 16,101     $ 500,590

Net income                                         -            -             -        1,454                -         1,454
Other comprehensive loss, net of
   tax of $8,481                                   -            -             -            -          (15,390)      (15,390)
                                                                                                               -------------
Comprehensive loss                                 -            -             -            -                -       (13,936)
                                                                                                               -------------
Cash dividends declared
   ($0.20 per common share)                        -            -             -       (8,145)               -        (8,145)
Common stock activity:
   Repurchase of stock                      (524,600)        (525)       (7,783)           -                -        (8,308)
   Dividend reinvestment plan                 61,601           62           810            -                -           872
   Employee stock purchase plan                9,203            9           119            -                -           128
   Restricted stock plan                      89,792           90         1,269       (1,359)               -             -
   Exercise of stock options and
      stock warrants                          94,123           94           291            -                -           385
   Miscellaneous                                   -            -            43        1,507                -         1,550
                                      --------------- ------------ -------------  -----------  --------------- -------------
Balance, June 30, 2000                    43,056,873   $   43,057     $ 340,058     $ 89,310    $         711   $   473,136
                                      =============== ============ =============  ===========  =============== =============


Balance, December 31, 2000                42,460,358   $   42,460     $ 332,095     $ 87,538    $       6,560   $   468,653
Net income                                         -            -             -       18,276                -        18,276
Other comprehensive income,
   net of tax of $3,769                            -            -             -            -            7,790         7,790
                                                                                                               -------------
Comprehensive income                               -            -             -            -                -        26,066
                                                                                                               -------------
Cash dividends declared ($0.22 Per
   common share)                                   -            -             -       (9,273)               -        (9,273)
Common stock activity:
   Repurchase of stock                       (60,000)         (60)       (1,872)           -                -        (1,932)
   Acquistions                                15,270           15           135                                         150
   Dividend reinvestment plan                 81,350           81         1,037            -                -         1,118
   Employee stock purchase plan                8,078            8           107            -                -           115
   Restricted stock plan                      (2,711)          (2)          (37)         394                -           355
   Exercise of stock options                  96,599           97           285            -                -           382
   Miscellaneous                                   -            -           (17)         171                -           154
                                      --------------- ------------ -------------  -----------  --------------- -------------
Balance, June 30, 2001                    42,598,944   $   42,599   $   331,733    $  97,106    $      14,350   $   485,788
                                      =============== ============ =============  ===========  =============== =============

*  Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

                               See accompanying notes to consolidated financial statements.

                             THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands) (Unaudited)
                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   -------------------------
                                                                                      2001         2000
Cash Flows From Operating Activities
Net income                                                                           $18,276       $ 1,454
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation                                                                        3,401         3,877
   Amortization of intangibles                                                         3,002         3,224
   Amortization of debt issuance costs                                                    78            78
   Provision for loan losses                                                          10,108        12,427
   Impairment loss from write-down of assets                                             215             -
   Loss on changes in fair value of hedges                                                98             -
   Loss on disposition of assets and liabilities                                       1,232          (106)
   Gain on sale of securities                                                           (545)         (163)
   Gain on equity investments                                                         (1,002)       (2,465)
   Gain on sale of mortgage loans                                                     (1,998)         (186)
   Gain on sale of premises and equipment                                                (70)           16
   Minority interest in consolidated subsidiary                                          402             -
   Cumulative effect of change in accounting principle                                  (282)            -
   Trading account assets, net                                                           523         1,131
   Originations of mortgage loans held for sale                                     (206,119)     (127,026)
   Sale of mortgage loans held for sale                                              209,156       160,846
   Other assets, net                                                                 (18,905)        4,416
   Other liabilities, net                                                             16,732         9,672
                                                                                  -----------   -----------
      Net cash provided by operating activities                                       34,302        67,195
                                                                                  -----------   -----------

Cash Flow From Investing Activities
Increase (decrease) in cash realized from
   Sale of securities available for sale                                             136,742         3,498
   Maturity or call of securities available for sale                                 215,602        29,178
   Maturity or call of securities held for investment                                 11,201        10,334
   Purchase of securities available for sale                                        (454,806)      (14,781)
   Purchase of securities held for investment                                         (3,689)       (6,793)
   Origination of loans, net                                                        (193,379)     (333,589)
   Disposition of equity investments                                                   1,251         4,255
   Proceeds on sale of premises and equipment                                          1,244            43
   Capital expenditures                                                               (1,653)      (30,434)
                                                                                  -----------   -----------
      Net cash used for investing activities                                        (287,487)     (338,289)
                                                                                  -----------   -----------

Cash Flow From Financing Activities
Increase (decrease) in cash realized from
   Deposits, net                                                                    (238,070)      230,895
   Borrowed funds, net                                                               434,951       116,427
   Net proceeds from issuance of minority interest stock                              37,034             -
   Cash dividends paid                                                                (9,349)       (6,411)
   Cash dividends paid on minority interest                                              (83)            -
   Repurchase of common stock                                                         (1,932)       (8,308)
   Issuance of common stock                                                              150             -
   Other common stock activity                                                         2,124         2,256
                                                                                  -----------   -----------
      Net cash provided by financing activities                                      224,825       334,859
                                                                                  -----------   -----------
Net change in cash and due from banks                                                (28,360)       63,765
Cash and cash equivalents at beginning of year                                       183,907       171,426
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                          $155,547      $235,191
                                                                                  ===========   ===========

          See accompanying notes to consolidated financial statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      GENERAL

The foregoing unaudited consolidated financial statements include the accounts of The South Financial Group, Inc. ("The South Group") and all of its
subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation, and all adjustments considered necessary for a fair presentation of the results for interim periods presented have been included (such adjustments are normal and recurring in nature). All prior period financial information has been restated to include historical information for companies acquired in transactions accounted for as poolings-of-interest. Certain prior year amounts have been reclassified to conform to 2001 presentations.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in The South Group's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The following summarizes other comprehensive income (loss), net of tax (in thousands) for the periods indicated:

                                                                                         Six Months Ended June 30,
                                                                                   ------------------------------------
                                                                                         2001                   2000
Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the year                        $    12,907          $    (19,710)
    Income tax (expense) benefit                                                          (4,253)                7,149
    Less: reclassification adjustment for gains included in net income                      (848)               (4,161)
    Income tax benefit                                                                       299                 1,332

Unrealized losses on cash flow hedges:
    Cumulative effect of change in accounting principle                                      (70)                    -
    Income tax benefit                                                                        26                     -
    Unrealized loss on change in fair values                                                (430)                    -
    Income tax benefit                                                                       159                     -
                                                                                   --------------       ---------------
                                                                                     $     7,790          $    (15,390)
                                                                                   ==============       ===============

(3)      SUPPLEMENTAL FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

The following presents the details for other noninterest income and other noninterest expense (in thousands):

                                                                    Three Months Ended            Six Months Ended
                                                                         June 30,                     June 30,
                                                              ----------------------------   ----------------------------
                                                                   2001            2000           2001            2000
                                                                   ----            ----           ----            ----
Other noninterest income:
  Mortgage banking income                                      $    1,904      $    1,668     $    4,323      $    3,012
  Fees for investment services                                      1,499           1,508          2,742           2,866
  Gain on sale of securities                                           63              92            545             163
  Gain (loss) on disposition of assets and liabilities               (970)            106         (1,232)            106
  Gain on equity investments                                          181             187          1,002           2,465
  Other                                                             5,636           2,991          9,480           6,393
                                                              ------------    ------------   ------------    ------------
    Total other noninterest income                             $    8,313      $    6,552     $   16,860      $   15,005
                                                              ============    ============   ============    ============

Other noninterest expenses:
  Occupancy                                                    $    3,541      $    3,797     $    7,204      $    7,435
  Furniture and equipment                                           3,333           2,637          6,731           5,318
  Amortization of intangibles                                       1,432           1,616          3,002           3,224
  System conversion costs                                               -             459              -             839
  Impairment loss from write-down of assets                             -               -            215               -
  Other                                                            10,180           9,973         21,211          20,277
                                                              ------------    ------------   ------------    ------------
    Total other noninterest expenses                           $   18,486      $   18,482     $   38,363      $   37,093
                                                              ============    ============   ============    ============

CONSOLIDATED STATEMENTS OF CASH FLOW

For purposes of reporting cash flows, cash equivalents include due from banks, interest-bearing bank balances and Federal funds sold.

The following summarizes supplemental cash flow data (in thousands) for the periods indicated:

                                                                                            Six Months Ended June 30,
                                                                                       ----------------------------------
                                                                                            2001                   2000
                                                                                            ----                   ----
Interest paid                                                                             $ 108,980              $89,600
Income taxes paid (refunded)                                                                 (9,153)              10,600
Significant non-cash transactions are summarized as follows:
    Securitization of mortgage loans                                                        112,174                    -
    Loans held for investment transferred to loans held for sale                             75,000                    -
    Loans transferred to other real estate owned                                              3,192                  832


(4)      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

Carolina First Mortgage Loan Trust (the "REIT) is a majority-owned subsidiary of Carolina First Bank that holds real estate-related assets, including mortgage loans. Carolina First Bank is a wholly-owned banking subsidiary of The South
Group. Carolina First Bank's ownership in the REIT is evidenced by common and preferred equity. On February 22, 2001, Carolina First Bank sold 132 shares of the REIT's Series 2000A Cumulative Fixed Rate Preferred Shares (the "Series A Trust Preferred Stock") to an institutional buyer. On June 8, 2001, Carolina First Bank sold 250 shares of the REIT's Series 2000B Cumulative Floating Rate Preferred Shares (the "Series B Trust Preferred Stock") to an institutional buyer. The Series A Trust Preferred Stock and Series B Trust Preferred Stock have a stated value of $100,000 per share. Proceeds to Carolina First Bank from these sales totaled approximately $37.0 million, net of issuance costs. This net amount is reported as minority interest in consolidated subsidiary on the consolidated balance sheet.

Dividends on the Series A Trust Preferred Stock and Series B Trust Preferred Stock are cumulative, and will accrue whether or not the Carolina First Mortgage Loan Trust has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared. The dividends for the Series A Trust Preferred Stock are computed at a rate per annum equal to 11.125% of the stated value and are payable quarterly. The dividends for the Series B Trust Preferred Stock are computed at a rate per annum equal to three month LIBOR plus 300 basis points of the stated value and are payable quarterly.

The dividends earned by holders of the Series A Trust Preferred and the Series B Trust Preferred from February 22, 2001 to June 30, 2001 amounted to $402,000 (net of related income taxes of $241,000) and have been expensed on The South Group's consolidated statement of income.

(5)      COMMITMENTS AND CONTINGENT LIABILITIES

The South Group is subject to various legal proceedings and claims, which arise in the ordinary course of its business. Any litigation is vigorously defended by The South Group and, in the opinion of management based on consultation with external legal counsel, any outcome of such current litigation would not materially affect The South Group's consolidated financial position or results of operations.

On May 2, 2001, plaintiff Traci B. Worley filed a lawsuit against Carolina First Bank in the United States District Court for the District of South Carolina, Florence Division. The plaintiff claims that when she worked for Anchor Financial she was the victim of sexual harassment, intentional infliction of emotional distress, and negligence related to the alleged actions of a former branch manager. The plaintiff is seeking compensatory and punitive damages in an unspecified amount. Carolina First Bank filed its Answer on May 21, 2001, citing the claims as baseless because of an effective anti-harassment policy in place and prompt action after learning of the alleged behavior. The case is still in the discovery phase and has not been set for trial. A mediator will attempt to resolve the issues in September 2001.

On February 28, 2000, plaintiff John W. Dickens filed a breach of contract lawsuit against Anchor Financial, subsequently acquired by The South Group, in the Court of Common Pleas for the Fifth Judicial Circuit. The plaintiff's amended complaint based primarily on an employment agreement sought compensation, other benefits, and actual and punitive damages for defamation, fraud in the inducement, negligent representation, detrimental reliance, and alleged violations of the South Carolina Payment of Wages Act in excess of $5 million. The plaintiff was an employee of Bailey Financial Corporation, which merged with Anchor Financial on April 9, 1999. Following the merger, the plaintiff worked for Anchor Financial until the termination of his employment on December 16, 1999. The South Group has filed counterclaims denying the allegations and citing parachute payment limitations as specified in Section 280G of the Internal Revenue Code. The parties participated in mediation on December 22, 2000. At the mediation, The South Group's position was that The South Group's exposure should be limited to the largest severance payment permitted under Internal Revenue Code Section 280G. The mediation did not produce an agreement among parties. The South Group does not expect any settlement or verdict to be material. The case is expected to be tried in 2002; however, discovery has not yet been completed.

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

On November 4, 1996, a derivative shareholder action was filed in the South Carolina Circuit Court for Greenville County against The South Group and several of its officers. The complaint was subsequently amended several times. The amended complaint names as additional defendants the majority of the directors of The South Group and Carolina First Bank. The named plaintiffs in the amended complaints are The South Group, pursuant to Section 33-7-400 of the South Carolina Code of Laws, by and through several named minority shareholders. Plaintiffs allege four causes of action based generally on the payment to the defendant officers of a bonus in stock held by The South Group in Affinity Technology Group, Inc. ("Affinity") as a reward for their efforts in connection with the Affinity investment, and other matters. The complaint seeks damages for the benefit of The South Group in the amount of $32 million. The South Group believes that this lawsuit is without merit and has defended it vigorously. The trial court granted the Company's motion to dismiss the lawsuit on November 26, 1997. The plaintiffs appealed. On November 1, 2000, the South Carolina Court of Appeals affirmed the dismissal of the lawsuit. The plaintiffs have sought further review by the South Carolina Supreme Court.

(6)      IMPAIRMENT OF ASSETS

Based on The South Group's acquisition activity, internal growth, and realignment plans, certain properties will not be used for future growth. Accordingly, The South Group reviewed for impairment long-lived assets related to abandoned properties at Carolina First Bank. As a result of this review, in the third quarter of 2000, The South Group recorded a pre-tax impairment loss from the write-down of assets totaling $3,869,000. The impaired assets, which were not sold as of June 30, 2001, were written down to their net realizable value and classified as assets held for disposal. During the six months ended June 30, 2001, The South Group recorded an additional impairment loss of $215,000 to update the estimated net realizable value for the impaired assets. The impairment loss included $82,000 for the write-down of land to fair value and $133,000 for adjustments related to lease termination fees for four abandoned locations. As of June 30, 2001, assets held for disposal totaled $1,270,000.

(7)      PER SHARE INFORMATION

Basic and diluted earnings per share have been computed based upon net income in the accompanying consolidated statements of income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

                                                                                      Three Months Ended June 30,
                                                                                      ---------------------------
                                                                                      2001                   2000
                                                                                      ----                   ----
Basic:
Average common shares outstanding (denominator)                                      42,458,303             42,842,124
                                                                                 ===============        ===============

Diluted:
Average common shares outstanding (denominator)                                      42,458,303             42,842,124
Dilutive common stock options and warrants                                              720,909                688,522
                                                                                 ---------------        ---------------
Average diluted shares outstanding                                                   43,179,212             43,530,646
                                                                                 ===============        ===============

                                                                                       Six Months Ended June 30,
                                                                                       -------------------------
                                                                                      2001                   2000
                                                                                      ----                   ----
Basic:
Average common shares outstanding (denominator)                                      42,441,246             42,893,484
                                                                                 ===============        ===============

Diluted:
Average common shares outstanding (denominator)                                      42,441,246             42,893,484
Dilutive common stock options and warrants                                              706,995                686,352
                                                                                 ---------------        ---------------
Average diluted shares outstanding                                                   43,148,241             43,579,836
                                                                                 ===============        ===============

(8)      NEW ACCOUNTING PRONOUNCEMENTS

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

At January 1, 2001, upon the adoption of SFAS 133, The South Group had the following derivative instruments which were recorded on The South Group's consolidated balance sheet: a warrant to purchase shares of common stock of Affinity Technology Group, Inc. ("Affinity Warrant"), interest rate swap agreements and fixed rate conforming residential mortgage loan commitments. The South Group identified no embedded derivative instruments requiring separate accounting treatment.

The cumulative effect of adopting SFAS 133 resulted in a gain of $282,000 (net of related income taxes of $152,000) reported in the consolidated statement of income. This gain was associated with recording the Affinity Warrant on the consolidated balance sheet at its fair value of $434,000 on January 1, 2001. The fair value of interest rate swap agreements that qualify as cash flow hedges, which amounted to a loss of $70,000 as of January 1, 2001, was recorded on the consolidated balance sheet as a charge of $44,000 (net of related taxes of

$26,000) to other comprehensive income. The fair value of interest rate swap agreements that qualify as fair value hedges, which totaled $101,000 as of January 1, 2001, was recorded on the consolidated balance sheet as a derivative asset, included in other assets, with a corresponding adjustment to deposits. The fair value of loan commitments was immaterial at January 1, 2001. See Note 9 herein for additional disclosures related to derivative financial instruments and hedging activities.

(9)      DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The South Group uses derivatives, classified as fair value hedges or cash flow hedges, as part of its interest rate management activities. It also engages in mortgage loan commitments as part of its mortgage banking business. Fair value hedges are associated with a recognized fixed rate asset or liability. Cash flow hedges hedge the variability of forecasted transactions or future cash flows of a recognized variable rate asset or liability.

All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, The South Group designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation. Changes in fair value for derivatives that qualify as fair value hedges are recorded through the consolidated statements of income. Changes in fair value for derivatives that qualify as cash flow hedges are recorded through other comprehensive income (net of tax) in shareholders' equity to the extent that the hedge is effective. Any ineffective portion of the cash flow hedges is recorded through the consolidated statements of income. Changes in the fair value of derivative instruments with no hedging designation are recorded through the consolidated statements of income.

At the inception of a hedge transaction, The South Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring both effectiveness and ineffectiveness. In addition, The South Group assesses, both at the inception of the hedge and on an ongoing quarterly basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in fair value or cash flows of the hedged item.

The South Group discontinues hedge accounting in accordance with SFAS 133 when: the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

On February 27, 2001, The South Group exercised the Affinity Warrant and reclassified the derivative asset as securities available for sale based on the fair value as of the exercise date. For the three and six months ended June 30, 2001, losses of $1,000 and $98,000, respectively, were recognized in noninterest expenses for changes in fair value related to the Affinity Warrant and derivatives with no hedging designation.

For the three and six months ended June 30, 2001, changes in the fair value for interest rate swaps that qualify as cash flow hedges totaled a loss of $25,000 (net of related income tax benefit of $15,000) and $271,000 (net of related income tax benefit of $159,000), respectively, which were recorded through other comprehensive income. The ineffective portion was not significant for the three and six months ended June 30, 2001.

At June 30, 2001, the fair value of derivative assets totaled $186,000 and was related to derivatives with no hedging designation. At June 30, 2001, the fair value of derivative liabilities totaled $675,000 and was attributable to cash flow hedges and fair value hedges. Loan commitments to originate fixed rate conforming loans totaled $1.8 million at June 30, 2001, and the fair value of these commitments was not significant. At June 30, 2001, there were no commitments to sell fixed rate conforming loans.

(10)     BUSINESS SEGMENTS

The South Group has four wholly-owned operating subsidiaries, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments, Carolina First Bank and Citrus Bank, engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, coastal North Carolina and on the Internet. Citrus Bank offers products and services primarily to customers in its market areas in northern and central Florida. Revenues for Carolina First Bank and Citrus Bank are derived primarily from interest and fees on loans, interest on investment securities and service charges on deposits. No single customer accounts for a significant amount of the revenues of either reportable segment.

The South Group evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in The South Group's Annual Report on Form 10-K for the year ended December 31, 2000.

Segment information is shown in the tables below. The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.


INCOME STATEMENT SEGMENT DATA (IN THOUSANDS)

                                                      Carolina       Citrus                    Eliminating
                                                     First Bank       Bank         Other         Entries         Total
                                                     ----------       ----         -----         -------         -----
Three Months Ended June 30, 2001:
   Net interest income                                $ 38,739       $ 5,979       $ (757)            $ -       $ 43,961
   Provision for loan losses                             3,503         1,984          113               -          5,600
   Noninterest income                                    9,488           874       15,266         (12,503)        13,125
   Noninterest expense                                  31,157         4,763       12,851         (12,478)        36,293
        Amortization                                     1,380             -           52               -          1,432
   Income tax expense                                    5,337            38         (133)              -          5,242
   Minority interest in consolidated
     subsidiary, net of tax                               (307)            -            -               -           (307)
   Net income                                            7,923            69        1,677             (25)         9,644

Three Months Ended June 30, 2000:
   Net interest income                                $ 39,923       $ 5,727       $ (263)          $ (32)      $ 45,355
   Provision for loan losses                             7,185           700          597               -          8,482
   Noninterest income                                    7,676           342       11,383          (8,771)        10,630
   Noninterest expense                                  50,572         4,902       10,748          (8,874)        57,348
        Amortization                                     1,554             -           62               -          1,616
   Income tax expense (benefit)                         (1,551)          165          490               -           (896)
   Net income (loss)                                    (8,002)          301       (1,320)             72         (8,949)

Six Months Ended June 30, 2001:
   Net interest income                                $ 77,087       $11,385     $ (1,565)            $ -       $ 86,907
   Provision for loan losses                             6,939         2,944          225               -         10,108
   Noninterest income                                   18,978         1,408       32,009         (26,355)        26,040
   Noninterest expense                                  64,001         9,410       27,352         (26,312)        74,451
        Amortization                                     2,897             -          105               -          3,002
   Income tax expense                                    9,368           156          468               -          9,992
   Minority interest in consolidated
      subsidiary, net of tax                              (402)            -            -               -           (402)
   Cumulative effect of change in
      accounting principal, net of tax                       -             -          282               -            282
   Net income                                           15,354           283        2,682             (43)        18,276



                                                      Carolina       Citrus                    Eliminating
                                                     First Bank       Bank         Other         Entries         Total
                                                     ----------       ----         -----         -------         -----
Six Months Ended June 30, 2000:
   Net interest income                                $ 79,019       $10,781          $ 7           $ (32)      $ 89,775
   Provision for loan losses                            10,165         1,230        1,032               -         12,427
   Noninterest income                                   16,048           842       24,358         (17,904)        23,344
   Noninterest expense                                  82,234         9,237       21,481         (17,935)        95,017
        Amortization                                     3,109             -          115               -          3,224
   Income tax expense                                    2,494           408        1,319               -          4,221
   Net income                                              (23)          747          730               -          1,454


BALANCE SHEET SEGMENT DATA (IN THOUSANDS)

                                                    Carolina         Citrus                      Eliminating
                                                   First Bank         Bank          Other          Entries          Total
                                                   ----------         ----          -----          -------
June 30, 2001:
   Total assets                                   $ 4,880,808      $ 701,888      $ 601,089      $ (690,218)     $ 5,493,567
   Loans - net of unearned income                   3,214,070        582,562          5,813               -        3,802,445
   Deposits                                         3,184,203        495,737              -         (23,524)       3,656,416

June 30, 2000:
   Total assets                                   $ 4,640,184      $ 459,262      $ 572,894      $ (586,208)     $ 5,086,132
   Loans - net of unearned income                   3,186,035        385,344         13,323               -        3,584,702
   Deposits                                         3,375,131        344,666              -         (14,501)       3,705,296


(11)     MANAGEMENT'S OPINION

The financial statements in this report are unaudited, except for the consolidated balance sheet at December 31, 2000. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of The South Financial Group, Inc. ("The South Group", "we", "us", or "our") on Form 10-K for the year ended December 31, 2000. Results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of results that may be attained for any other period.

The South Group, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial institution holding company, which commenced banking operations in December 1986, and conducted business through 74 locations in South Carolina, 5 locations in North Carolina and 15 locations in northern and central Florida as of June 30, 2001. The South Group operates through the following principal subsidiaries: Carolina First Bank, a South Carolina state-chartered commercial bank; Citrus Bank, a Florida state-chartered commercial bank; and Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking company. Through our subsidiaries, we provide a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of our customers.

Prior year amounts, except cash dividends declared per common share, have been restated to reflect prior acquisitions, including the June 6, 2000 merger with Anchor Financial Corporation ("Anchor Financial"), the largest merger in our history. The merger was accounted for as a pooling-of-interests. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following: risks from changes in economic, monetary policy and industry conditions; changes in interest rates, deposit rates, the net interest margin and funding sources; market risk; inflation; risks inherent in making loans including repayment risks and value of collateral; loan growth; adequacy of the allowance for loan losses and the assessment of problem loans; fluctuations in consumer spending; the demand for our products and services; dependence on senior management; technological changes; ability to increase market share; expense projections; estimates of impairment loss; acquisitions; risks, realization of costs savings and total financial performance associated with our merger with Anchor Financial; changes in accounting policies and practices; costs and effects of litigation; and recently-enacted or proposed legislation.

Such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by us with the Securities and Exchange Commission, in press releases and in oral and written statements made by or with the approval of The South Group which are not statements of historical fact constitute forward-looking statements.

EARNINGS REVIEW

OVERVIEW

Net income for the six months ended June 30, 2001 was $18.3 million, or $0.42 per diluted share. For the six months ended June 30, 2000, net income totaled $1.5 million, or $0.03 per diluted share, which included $22.9 million for pre-tax merger-related charges (which included an additional loss provision to apply the reserve analysis methodology to Anchor Financial's loan portfolio).

Net income for the six months ended June 30, 2001 included the following pre-tax other items: $1.2 million loss on disposition of assets and liabilities, $1.0 million gain on equity investments, $413,000 recovery of merger-related costs related to the sale of real estate, $403,000 gain on sale of available for sale securities and $215,000 impairment loss from write-down of assets. For the first six months of 2000, net income included the following pre-tax other items: $19.9 million for restructuring and merger-related costs, $3.0 million loan loss provision to apply the reserve analysis methodology to Anchor Financial's loan portfolio, $2.5 million gain associated with the sale of equity investments, $839,000 for system conversion costs and $106,000 gain on disposition of assets and liabilities. Other key factors responsible for The South Group's results of operations are discussed throughout Management's Discussion and Analysis below.

At June 30, 2001, The South Group had approximately $5.5 billion in assets, $3.8 billion in loans, $3.7 billion in deposits and $485.8 million in shareholders' equity. At June 30, 2001, our ratio of nonperforming assets to loans and other real estate owned was 1.08%.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities to support such assets as well as such items as loan fees and dividend income. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 1 presents average balance sheets and a net interest income analysis on a tax equivalent basis for the three and six months ended June 30, 2001 and 2000.

Table 1
------------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                Three Months Ended June 30,
                                  -------------------------------------------------------------------
                                                      2001                          2000
                                  -----------------------------------   -----------------------------
                                         Average/    Income/   Yield/    Average/   Income/    Yield/
                                         Balance     Expense    Rate     Balance    Expense     Rate
                                         -------     -------    ----     -------    -------     ----
ASSETS
 Earning assets
  Loans (net of unearned income(1)     $ 3,772,618  $80,415     8.55%  $ 3,507,547  $81,019     9.29 %
  Investment securities (taxable)          978,738   15,670     6.42       796,495   13,727     6.93
  Investment securities
     (nontaxable)(2)                        79,644    1,468     7.39        88,745    1,736     7.87
  Federal funds sold                             -        -        -        10,316      131     5.11
  Interest-bearing bank balances            24,174      360     5.97        18,435      393     8.57
                                       ------------ -------             -----------  -------
      Total earning assets               4,855,174   97,913     8.09     4,421,538   97,006     8.82
                                                    -------                          -------
  Non-earning assets                       522,837                         514,355
                                       ------------                     -----------
      Total assets                     $ 5,378,011                     $ 4,935,893
                                       ============                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                   $ 586,567    3,831      2.62   $   587,277    4,113    2.82
    Savings                               114,033      629      2.21       144,526      944    2.63
    Money market                          726,923    7,083      3.91       662,809    8,534    5.18
    Time deposits                       1,833,601   28,539      6.24     1,680,130   24,195    5.79
                                      ------------  -------             -----------  -------
      Total interest-bearing deposits   3,261,124   40,082      4.93     3,074,742   37,786    4.94
   Borrowings                           1,054,261   13,356      5.08       802,943   12,880    6.45
                                      ------------  -------             -----------  -------
    Total interest-bearing              4,315,385   53,438      4.97     3,877,685   50,666    5.26
      liabilities                                   -------                          -------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits          471,633                          539,009
    Other noninterest liabilities         108,338                           37,322
                                      ------------                      -----------
    Total liabilities                   4,895,356                        4,454,016
Shareholders' equity                      482,655                          481,877
                                      ------------                      -----------
  Total liabilities and               $ 5,378,011                      $ 4,935,893
    shareholders' equity              ============                      ===========
Net interest margin                                 $44,475     3.67%               $46,340   4.22 %
                                                    =======                         =======
Tax equivalent adjustment (2)                        $ 514                            $ 985
                                                    =======                         =======

(1) Nonaccrual loans are included in average balances for yield computations.
(2) The tax equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
Note:  Average balances are derived from daily balances.

Table 1 (Continued)
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
(dollars in thousands)
                                                         Six Months Ended June 30,
                                        ---------------------------------------------------------------
                                                        2001                           2000
                                        -------------------------------     ---------------------------
                                         Average/      Income/   Yield/     Average/    Income/  Yield/
                                         Balance       Expense   Rate       Balance     Expense  Rate
                                         -------       -------   -----      -------     -------  ----
ASSETS
 Earning assets
  Loans (net of unearned income)(1)     $ 3,760,969   $165,821    8.89 %   $ 3,421,925  $156,653  9.21 %
  Investment securities (taxable)           900,545     29,167    6.53         803,864    27,130  6.79
  Investment securities (nontaxable)(2)      82,127      3,022    7.42          91,262     3,229  7.12
  Federal funds sold                            185          5    5.25          11,820       281  4.78
  Interest-bearing bank balances             31,778        963    6.11          19,537       751  7.73
                                        ------------    -------            -----------  --------
      Total earning assets                4,775,604     198,978   8.40       4,348,408   188,044  8.70
                                                        -------                         --------
  Non-earning assets                        522,143                            526,275
                                        ------------                       -----------
      Total assets                      $ 5,297,747                        $ 4,874,683
                                        ============                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                     $ 578,925      8,214    2.86     $  591,986     8,423  2.86
    Savings                                 114,624      1,317    2.32        145,494     1,898  2.62
    Money market                            730,996     15,504    4.28        650,954    16,119  4.98
    Time deposits                         1,889,093     59,953    6.40      1,661,282    46,970  5.69
                                        ------------    -------            ----------  --------
      Total interest-bearing deposits     3,313,638     84,988    5.17      3,049,716    73,410  4.84
   Borrowings                               956,513     26,025    5.49        765,338    23,547  6.19
                                        ------------    -------            ----------   -------
    Total interest-bearing liabilities    4,270,151    111,013    5.24      3,815,054    96,957  5.11
                                                        -------                         -------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits            453,971                           530,030
    Other noninterest liabilities            91,722                            47,870
                                        ------------                       -----------
    Total liabilities                     4,815,844                         4,392,954
                                        ------------
Shareholders' equity                        481,903                           481,729
                                        ------------                       -----------
  Total liabilities and shareholders'   $'5,297,747                       $ 4,874,683
    equity                              ============                      ===========
Net interest margin                                   $87,965     3.71 %                $91,087  4.21 %
                                                      =======                           ========
Tax equivalent adjustment (2)                         $ 1,058                           $ 1,312
                                                      =======                          ========

(1) Nonaccrual loans are included in average balances for yield computations.
(2) The tax equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
Note:  Average balances are derived from daily balances.



Tax equivalent net interest income decreased $3.1 million, or 3.4%, to $88.0 million in the first six months of 2001 from $91.1 million in the first six months of 2000. This decrease was due to increased interest expense related to higher deposit and borrowing costs. This decrease was partially offset by a higher level of average earning assets in the first six months of 2001. The growth in average earning assets, which increased $427.2 million, or 9.8%, to $4.8 billion in the first six months of 2001 from $4.3 billion in the first six months of 2000, resulted primarily from internally generated loan growth. Average loans, net of unearned income, were $3.8 billion in the first six months of 2001 compared with $3.4 billion in the first six months of 2000.

The net interest margin of 3.71% for the first half of 2001 was lower than the margin of 4.21% for the first half of 2000. The decline in the net interest margin was due to a decline in the earning asset yield, more expensive funding sources and lower noninterest-bearing deposit balances. The earning asset yield declined to 8.40% in the first half of 2001 from 8.70% in the first half of 2000. This decline was largely due to rate reductions in the first six months of 2001 by the Federal Reserve, which totaled 275 basis points. Despite the falling rate environment in 2001, the overall funding source rate increased to 5.24% for the first six months of 2001 from 5.11% in the first six months of 2000. The increase in the funding source rate resulted principally from increased reliance on borrowings to fund earning asset growth and targeted deposit promotions to attract and retain customers. The deposit markets were very competitive and are expected to remain so going forward.

During 2000, Carolina First Bank and Citrus Bank held certificate of deposit promotions designed to build customer loyalty and expand our customer base. Also, in the fall of 2000, Carolina First Bank held a deposit promotion in its coastal markets to ensure retention of customers following the Anchor Financial merger. This promotion generated approximately $200 million of one-year certificates of deposit with an annualized percentage yield of 7.50%. Citrus Bank's promotions generated approximately $80 million in certificates of deposit with an average annualized percentage yield of 7.44%. As a result of the 275 basis point decline in interest rates in the first half of 2001, the current market rates for similar certificates of deposits are significantly lower than these promotional rates. Accordingly, we expect our net interest margin to benefit from the maturity of these certificates of deposit, which is concentrated in the fourth quarter of 2001.

Deposits generated through Bank CaroLine, an Internet bank, generally pay higher rates than those offered by our branch locations. During the first half of 2001, The South Group priced the Bank CaroLine deposits less aggressively than it did in 2000 in an effort to lower the overall cost of funds. Bank CaroLine deposits totaled $155.1 million as of June 30, 2001 compared with $221.2 million and $138.5 million as of December 31, 2000 and June 30, 2000, respectively.

The net interest margin declined slightly from the first quarter of 2001 to the second quarter of 2001 with margins of 3.76% and 3.67%, respectively. The decline in the net interest margin reflected the impact of continued rate cuts by the Federal Reserve and the reversal of accrued interest income related to an increase in nonaccrual loans. See "Credit Quality." When loans are placed in nonaccrual status, the interest income, which has accrued up to that date, is reversed out of loan income.

As the Federal Reserve continued to lower interest rates during the second quarter of 2001, the majority of our variable rate loans, which constitute approximately 46% of the loan portfolio, repriced downward immediately. While we continued with our prompt downward repricing of interest-bearing deposits, the magnitude of the repricing did not completely compensate for the declines in the earning asset yield. Continued declines in interest rates would put pressure on The South Group's net interest margin due to the competitive deposit markets and deposit pricing levels.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $10.1 million for the first six months of 2001, a decrease of $2.3 million from the $12.4 million recorded for the first six months of 2000. The provision for loan losses in 2000 included $3.0 million made during the second quarter when The South Group's reserve analysis methodology was employed to determine reserve requirements for Anchor Financial's loan portfolio.

Based on management's analysis of reserve adequacy, the allowance for loan and lease losses (the "Allowance") as a percentage of loans held for investment totaled 1.18% and 1.17% as of June 30, 2001 and 2000, respectively. During this period, nonperforming loans increased by $16.8 million, or 92%. While nonperforming loans increased significantly, specific reserves allocated to commercial nonaccrual loans, based upon management's estimation of the impairment calculated pursuant to SFAS 114, did not increase proportionately. Specific reserves allocated to commercial nonaccrual loans totaled $6.8 million, 20.7% of the total, and $4.4 million, 26.4% of the total, as of June 30, 2001 and 2000, respectively.

Net charge-offs for the first half of 2001, which totaled $9.3 million, were $4.9 million higher than the $4.4 million charged off during the first half of 2000. As a percentage of average loans, the net charge-off ratio was 0.49% for the first six months of 2001 compared with 0.26% for the same period last year. Net loan charge-offs during the second quarter of 2001 included higher than normal losses in the consumer loan portfolio.

NONINTEREST INCOME

Noninterest income increased to $26.0 million in the first six months of 2001 from $23.3 million in the first six months of 2000. Noninterest income included net gains on asset sales in the first half of 2001 and 2000. During the six months ended June 30, 2001, noninterest income included a $1.2 million loss on disposition of assets and liabilities, $1.0 million gain on equity investments and $403,000 gain on sale of available for sale securities. The loss on the disposition of assets and liabilities related to a $970,000 loss associated with the sale of four branch office locations, which closed in July 2001, and a $262,000 loss associated with the sale-leaseback of a branch office. The gain on equity investments included $1.1 million from the marking to estimated fair value and subsequent sale of an investment in Concord EFS Inc. and $63,000 gain from the sale of Affinity Technology Group, Inc. ("Affinity") common stock. These gains were partially offset by a $200,000 loss associated with the write-down of an Internet-related investment. In the first six months of 2000, we recognized a $2.5 million net gain from equity investments and sold a branch office for a $106,000 gain. Excluding these net gains on asset sales from both periods, noninterest income increased $5.1 million, or 25%, to $25.9 million for the first six months of 2001 from $20.8 million for the first six months of 2000.

Service charges on deposit accounts, the largest contributor to noninterest income, rose 10% to $9.2 million in the first six months of 2001 from $8.3 million for the same period in 2000. Average deposits, which impact service charges, increased approximately 5% for the same period. The increase in service charges was attributable to attracting new transaction accounts and improved collection of fees. In addition, effective July 1, 2000, we increased certain deposit service charges to reflect competitive pricing.

Mortgage banking income includes origination fees, gains from the sale or securitization of loans, losses from the sale and valuation of mortgage servicing rights and servicing fees (net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first six months of 2001 increased $1.3 million to $4.3 million from $3.0 million in the first six months of 2000. The increase in the first six months of

2001 was primarily related to a gain from the securitization of mortgage loans, which was partially offset by a loss from the sale of mortgage servicing rights and a write-down in the value of servicing rights.

The South Group continued its efforts to realign its mortgage banking strategy to place more emphasis on mortgage originations. In connection with these on-going efforts, we securitized mortgage loans, sold mortgage loans and sold mortgage-servicing rights. In March 2001, we securitized approximately $112.2 million of mortgage portfolio loans and subsequently sold $80.4 million of these mortgage-backed securities. This transaction resulted in a $1.6 million gain, which included $634,000 associated with recording the related mortgage-servicing asset. In July 2001, we sold approximately $71.6 million of mortgage loans, which were included in loans available for sale as of June 30, 2001, for a nominal gain. In the first half of 2001, The South Group recorded $546,000 in losses from the March 2001 sale of mortgage servicing rights related to approximately $949 million in mortgage loans. The South Group also recorded a $280,000 charge for the write-down in the value of capitalized mortgage servicing rights due to falling interest rates.

Mortgage originations totaled approximately $186 million and $157 million in the first six months of 2001 and 2000, respectively. Mortgage originations are net of mortgage loans acquired through acquisition. Mortgage origination volumes increased in the first half of 2001 due to lower mortgage loan rates and the hiring of additional mortgage originators.

The servicing operations of CF Mortgage consist of servicing mortgage loans that are owned by Carolina First Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At June 30, 2001, CF Mortgage was servicing or subservicing 20,688 loans having an aggregate principal balance of approximately $1.9 billion. This balance included approximately $895 million for which the related mortgage servicing rights were sold in March 2001, which CF Mortgage continued to subservice until July 2001. Fees related to the servicing portfolio from non-affiliated companies are offset by the related amortization for the mortgage servicing rights and subservicing payments. Servicing income does not include the benefit of interest-free escrow balances related to mortgage loan-servicing activities.

Fees for investment services, which include trust and brokerage income, in the first six months of 2001 and 2000 were approximately $2.8 million and $2.9 million, respectively. During this period, trust income declined approximately $222,000, and brokerage income increased approximately $98,000. At June 30, 2001 and 2000, the market value of assets administered by the trust department totaled approximately $769 million and $735 million, respectively. The decline in trust income was largely related to slower new fee production from vacancies in salesperson positions, which we recently filled.

Other noninterest income totaled $9.5 million in the first six months of 2001, compared with $6.4 million in the first six months of 2000. Other noninterest income included income related to credit and debit cards, merchant banking, insurance commissions, increases in cash value of bank-owned life insurance policies, international banking services and other fee-based services. The increase in other noninterest income was largely due to increases in merchant processing fees and increases in cash value related to bank-owned life insurance.

In the first quarter of 2001, Carolina First Bank entered into an agreement to sell branch offices in Bennettsville, Lugoff, Liberty and McColl, South Carolina. This transaction closed in July 2001, and a loss of $970,000 was recognized during the second quarter 2001 to record the assets at their net realizable value. The loss was related to the write-off of intangible assets associated with the branches sold. The sale of branch offices in less populated and slower-growing markets is part of The South Group's goal to increase the average deposits per branch to $40 million.

NONINTEREST EXPENSES

Noninterest expenses decreased to $74.5 million in the first six months of 2001 from $95.0 million in the first six months of 2000. Noninterest expenses in the first half of 2001 included $413,000 in restructuring and merger-related recoveries, which related to the sale of real estate at prices higher than estimated, and a $215,000 impairment loss from the write-down of assets, which was primarily related to lease termination fees for abandoned locations. Noninterest expenses in the first half of 2000 included $19.9 million in restructuring and merger-related costs and $839,000 in system conversion costs. Excluding these other items, noninterest expenses were basically unchanged at $74.6 million and $74.3 million for the first six months of 2001 and 2000, respectively.

Personnel expense decreased to $36.5 million in the first six months of 2001 from $38.0 million in the first six months of 2000. Full-time equivalent employees decreased to 1,381 at June 30, 2001 from 1,481 at June 30, 2000. The number of full-time equivalent employees declined 100 primarily from the elimination of redundant positions associated with the Anchor Financial merger.

Occupancy and furniture and equipment expenses increased $1.1 million to $13.9 million in the first six months of 2001 from $12.8 million in the first six months of 2000. This increase resulted principally from higher computer equipment fees and capitalized software amortization associated with the new core operating system. The South Group continues to dispose of real estate in connection with the Anchor Financial merger. Occupancy expenses have declined primarily from the elimination of rent and maintenance agreements associated with disposed properties.

Other noninterest expenses increased $934,000 to $21.2 million in the first half of 2001 from $20.3 million in the first half of 2000. The overall increase in other noninterest expenses was principally attributable to the overhead and operating expenses associated with increased lending and deposit activities. The largest items of other noninterest expense were telecommunications, advertising, professional and outside servicing fees, stationery, supplies and printing.

SYSTEM CONVERSION COSTS

From March 2000 to July 2000, The South Group and its subsidiaries converted their operating systems to the Fiserv Comprehensive Banking System.

During 2000, as a result of the system conversion process, and the related training involved with learning a new system, certain outstanding items on the general ledger, including loan funding and demand deposit account reconciliations, were not resolved in a timely manner. While the majority of the outstanding items have been resolved, The South Group has $160,000 remaining as of June 30, 2001 from the accrual to cover estimated potential charge-offs associated with the remaining outstanding items. At this time, we do not anticipate any further material changes to our consolidated financial position or results of operations related to these reconciliations.

During the first six months of 2001, The South Group charged $540,000, against the $700,000 accrual, related to reconciliations associated with the system conversion. The South Group expects the remaining $160,000 of accrued expenses to be sufficient to cover any additional charge-offs in 2001.

SECOND QUARTER RESULTS

Net income for the three months ended June 30, 2001 was $9.6 million, or $0.22 per diluted share. For the three months ended June 30, 2000, The South Group reported a net loss of $8.9 million, or $0.21 per diluted share, which included $22.9 million for pre-tax merger-related charges (which included an additional loan loss provision to apply the reserve analysis methodology to Anchor Financial's loan portfolio).

Net income for the three months ended June 30, 2001 included a $970,000 pre-tax loss associated with the July 2001 sale of four branch offices and a $181,000 pre-tax net gain on equity investments. For the three months ended June 30, 2000, the net loss included the following pre-tax other items: $19.9 million for restructuring and merger-related costs, $3.0 million loan loss provision to apply the reserve analysis methodology to Anchor Financial's loan portfolio, $459,000 in system conversion costs, $187,000 net gain on equity investments and $106,000 gain on the sale of a branch office.

Net interest income decreased $1.4 million to $44.0 million for the three months ended June 30, 2001 from $45.4 million for the comparable period in 2000. The second quarter 2001 net interest margin decreased to 3.67% compared with 4.22% for the second quarter of 2000. The decline was related to higher rates paid on certificates of deposit from targeted deposit promotions, increased reliance on borrowings to fund earning asset growth and lower noninterest-bearing deposit balances. A higher level of average earning assets, which increased 10% to $4.9 billion for the second quarter of 2001 from $4.4 billion for the second quarter of 2000, partially offset the decline.

Noninterest income, excluding the net gains on asset sales described above, increased 35% to $13.9 million for the second quarter of 2001 compared with $10.3 million for the second quarter of 2000. Service charges on deposit accounts, mortgage banking income, merchant processing fees and increases in cash value related to bank-owned life insurance contributed to this increase. Noninterest expenses, excluding the other items described above, declined 2% to $36.3 million for the second quarter of 2001 from $37.0 million for the second quarter 2000. This decline reflected on-going efforts to control expenses and the achievement of cost savings, particularly related to personnel expenses and occupancy, from the June 2000 merger with Anchor Financial.


BALANCE SHEET REVIEW

LOANS

At June 30, 2001, The South Group had total loans outstanding of $3.8 billion, which equaled 104% of our total deposits and 69% of our total assets. Loans are the largest category of earning assets and produce the highest yields. The loan portfolio consists principally of commercial real estate loans, commercial loans, consumer loans (including both direct and indirect loans) and one-to-four family residential mortgage loans. Substantially all loans are to borrowers domiciled in our market areas in South Carolina, Florida and North Carolina. The portfolio does not contain any foreign loans or any Highly Leveraged Transactions, as defined by regulatory authorities.

Table 2 summarizes loans outstanding and percentage of loans in each category, showing the composition sorted by collateral type.


Table 2
-------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                       June 30,                        December 31,
                                                     ----------------------------------------
                                                                2001                 2000                  2000
                                                                ----                 ----                  ----

Commercial, financial and agricultural                       $ 675,906             $ 560,217             $ 561,360
Real estate - construction                                     485,928               432,424               458,577
Real estate - residential mortgages
  (1-4 family)                                                 725,052               912,588               890,693
Commercial secured by real estate (1)                        1,320,084             1,216,881             1,348,604
Consumer                                                       509,138               445,455               460,668
Lease financing receivables                                      1,686                 8,350                 4,186
                                                     ------------------     -----------------     -----------------
Loans held for investment                                    3,717,794             3,575,915             3,724,088
Loans held for sale                                             85,416                11,957                12,630
                                                     ------------------     -----------------     -----------------
   Total gross loans                                         3,803,210             3,587,872             3,736,718
Unearned income                                                    765                 3,170                 1,536
Allowance for loan losses                                       43,765                41,742                43,024
                                                     ------------------     -----------------     -----------------
   Total net loans                                         $ 3,758,680           $ 3,542,960           $ 3,692,158
                                                     ==================     =================     =================

-------------------------------------------------------------------------------------------------------------------
PERCENTAGE OF LOANS HELD FOR INVESTMENT IN CATEGORY
-------------------------------------------------------------------------------------------------------------------
                                                                        June 30,                      December 31,
                                                     ----------------------------------------
                                                             2001                    2000                  2000
                                                             ----                    ----                  ----

Commercial, financial and agricultural                           18.18 %               15.67 %               15.07 %
Real estate - construction                                       13.07                 12.09                 12.31
Real estate - residential mortgages
  (1-4 family)                                                   19.50                 25.52                 23.92
Commercial secured by real estate (1)                            35.51                 34.03                 36.22
Consumer                                                         13.69                 12.46                 12.37
Lease financing receivables                                       0.05                  0.23                  0.11
                                                     ------------------     -----------------     -----------------
    Total                                                       100.00 %              100.00 %              100.00 %
                                                     ==================     =================     =================

(1) This category includes loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment and facilities.  At June 30, 2001, such loans were approximately half of the category total.


From December 31, 2000 to June 30, 2001, commercial, financial and agricultural loans grew 20.4%, primarily from diversification strategies designed to reduce the relative portfolio concentration in real estate secured commercial loans.
The consumer loan growth of 10.5% was primarily in indirect auto loans (loans purchased from car dealers) at Citrus Bank. The construction growth of 6.0% was primarily composed of single-family residential development and construction loans at Citrus Bank.

In March 2001, The South Group securitized approximately $112.2 million of residential mortgage loans from the held for investment portfolio and subsequently sold $80.4 million of these mortgage-backed securities. The remaining $31.8 million of mortgage-backed securities was included in our securities available for sale. In connection with this transaction, we recorded a $1.6 million gain, which was included in mortgage banking income. In June 2001, The South Group transferred approximately $75.0 million of residential mortgage loans from the held for investment portfolio to loans held for sale. In July 2001, we sold $71.6 million of these residential mortgage loans for a nominal gain.

The South Group's loans held for investment, net of unearned income increased $144.0 million, or 4.0%, to approximately $3.7 billion at June 30, 2001 from $3.6 billion at June 30, 2000. Loans held for investment, net of unearned income declined slightly from December 31, 2000 due to the March 2001 securitization of approximately $112.2 million of residential mortgage loans and the June 2001 transfer of approximately $75.0 million of residential mortgage loans to loans held for sale. Adjusting for the mortgage loan securitization and transfer to loans held for sale, loans held for investment, net of unearned income increased approximately $181.7 million, or an annualized rate of 10.3%, for the first six months of 2001. The majority of the loan growth was from commercial loans.

For the first half of 2001, loans averaged $3.8 billion with a yield of 8.89% compared with $3.4 billion and a yield of 9.21% for the same period in 2000. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

ALLOWANCE FOR LOAN LOSSES

The adequacy of the Allowance is analyzed on a quarterly basis. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The methodology employed for this analysis is as follows.

The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Loss ratios are calculated by product type for consumer loans and by risk grade for commercial loans. Large problem commercial loans are individually assessed for impairment under SFAS 114. To allow for modeling error, a range of probable loss ratios is then derived for each segment at plus and minus five percent of the adjusted historical loss ratio. The resulting percentages are then applied to the dollar amounts of loans in each segment to arrive at each segment's range of probable loss levels.

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

Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events, which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the Allowance or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of The South Group.

The Allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine the adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust our Allowance based on information available to them at the time of their examination.

As of June 30, 2001 and December 31, 2000, the Allowance totaled $43.8 million and $43.0 million, respectively, or 1.18% and 1.16%, respectively, of loans held for investment net of unearned income. During the first quarter of 2001, the Allowance was reduced $101,000 as a consequence of the sale of residential mortgage loans. The Allowance to nonperforming loans ratio was 1.24 times and
2.34 times at June 30, 2001 and December 31, 2000, respectively. Nonperforming loans increased to $35.2 million as of June 30, 2001 from $18.4 million as of December 31, 2000. See "Credit Quality." Our analysis of Allowance adequacy includes an impairment analysis for each nonperforming commercial loan.

Table 3 summarizes the changes in the Allowance.

Table 3
---------------------------------------------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
---------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                         At and for                  At and for
                                                                        the six months             the year ended
                                                                         ended June 30,              December 31,
                                                            -------------------------------------
                                                                 2001               2000                2000
                                                                 ----               ----                ----

Loan loss reserve at beginning of year                            $ 43,024           $ 33,756               $ 33,756
Allowance adjustment for loans sold                                   (101)                 -                   (252)
Net charge-offs:
   Loans charged-off                                               (10,813)            (5,638)               (16,073)
   Loans recovered                                                   1,547              1,197                  2,215
                                                            ---------------    ---------------   --------------------
                                                                    (9,266)            (4,441)               (13,858)
Additions to reserve through provision
   expense                                                          10,108             12,427                 23,378
                                                            ---------------    ---------------   --------------------
Loan loss reserve at end of period                                $ 43,765           $ 41,742               $ 43,024
                                                            ===============    ===============   ====================

Average loans                                                  $ 3,760,969        $ 3,421,925            $ 3,545,336
Loans held for investment, net of
   unearned income (period end)                                  3,717,029          3,572,745              3,722,552
Net charge-offs as a percentage of
   average loans (annualized)                                         0.49 %             0.26 %                 0.39
Allowance for loan losses as a percentage
   of loans excluding loans held for sale                             1.18               1.17                   1.16


The following summarizes impaired loan information (in thousands), all of which are on nonaccrual, at and for the six months ended June 30:

                                                                   2001           2000
                                                                   ----           ----
Impaired loans                                                   $32,837        $ 16,763
Average investment in impaired loans                              22,405          13,656
Related allowance                                                  6,806           4,424
Recognized interest income                                           236             170
Foregone interest                                                  1,491             483

Nonaccrual loans were $35.2 million and $18.3 million as of June 30, 2001 and 2000, respectively. Interest income recognized on nonaccrual loans totaled approximately $236,000 and $185,000 for the six months ended June 30, 2001 and 2000, respectively.

SECURITIES

At June 30, 2001, The South Group's investment portfolio totaled $1.1 billion, up $200.9 million from the $918.1 million invested as of June 30, 2000 and up $219.5 million from the $899.5 million invested as of December 31, 2000. Securities (i.e., securities held for investment, securities available for sale, and trading securities) averaged $982.7 million in the first half of 2001, up 10% from the $895.1 million average in the first half of 2000. A significant portion of the increase was attributable to the purchase of securities to match fund against additional borrowings.

The average portfolio yield decreased in the first six months of 2001 to 6.61% from 6.82% in the first six months of 2000. The securities yield decreased due to a lower level of general interest rates. During the first half of 2001, due to the declining interest rate environment, U.S. government agencies were called prior to the stated maturities, and prepayments associated with mortgage-backed securities accelerated. The agency securities, which were called during the first six months of 2001, were replaced primarily with mortgage-backed securities to further enhance portfolio yields. The composition of the investment portfolio as of June 30, 2001 follows: mortgage-backed securities 76%, treasuries and agencies 7%, state and municipalities 7%, and other securities 10% (which included equity investments described below).

EQUITY INVESTMENTS

Investment in Net.B@nk, Inc. At June 30, 2001, The South Group owned 1,175,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 4% of the outstanding shares. Net.B@nk owns and operates Net.B@nk, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. The South Group's investment in Net.B@nk, which is included in securities available for sale and has a basis of approximately $326,000, had a pre-tax market value of approximately $13.3 million as of June 30, 2001. The South Group's shares of Net.B@nk common stock are "restricted" securities, as that term is defined in federal securities law.

Investment in Affinity Technology Group, Inc. At June 30, 2001, The South Group, through its subsidiary Blue Ridge Finance Company, Inc. ("Blue Ridge"), owned 4,876,340 shares of common stock of Affinity, or approximately 12% of the outstanding shares. The South Group's investment in Affinity, which is included in securities available for sale and has a basis of approximately $433,000, had a pre-tax market value of approximately $341,000 as of June 30, 2001. During the first half of 2001, we sold approximately 348,000 shares of Affinity common stock for a pre-tax gain of $63,000. The South Group's shares in Affinity are "restricted" securities, as that term is defined in federal securities law.

At December 31, 2000, The South Group owned a warrant to purchase 3,471,340 shares of Affinity common stock for approximately $0.0001 per share ("Affinity Warrant"). On January 1, 2001, effective with the adoption of SFAS 133 for derivative activities, The South Group recorded the Affinity Warrant on the consolidated balance sheet at its fair value of $434,000. Under accounting principles as of December 31, 2000, the Affinity Warrant was not recorded on the consolidated balance sheet. On February 27, 2001, we exercised the Affinity Warrant and reclassified the asset as securities available for sale based on the fair value as of the exercise date.

Investments in Banks and Transaction Processing Company. As of June 30, 2001, The South Group had equity investments in fourteen community banks located in the Southeast. In each case, we own less than 5% of the community bank's outstanding common stock. The South Group has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. As of June 30, 2001, equity investments in the community banks, included in securities available for sale with a basis of approximately $9.2 million, were recorded at their pre-tax market value of approximately $8.7 million.

As a result of our merger with Anchor Financial, we have an investment in Rock Hill Bank & Trust. The investment, which is included in securities available for sale and has a basis of approximately $3.1 million, had a pre-tax market value of approximately $4.6 million as of June 30, 2001. The South Group also has an investment in Nexity Financial Corporation, an Internet bank, which is recorded at its basis of $500,000.

The South Group owned 24,103 shares of Concord EFS Inc., a transaction processing company, following its February 2001 acquisition of Star Systems, Inc., an electronic payment network. During the first quarter 2001, we recognized a $758,000 gain associated with marking our investment to estimated fair value as of the Concord EPS inc. acquisition date. In June 2001, we sold all 24,103 shares of Concord EFS Inc. for an additional $360,000 gain.

CF Investment Company. CF Investment Company is a Small Business Investment Company, licensed through the Small Business Administration. Its principal focus is to invest in companies that have a bank-related technology or service The South Group and its subsidiaries can use. As of June 30, 2001, CF Investment Company had invested approximately $1.5 million (principally in the form of loans) in companies specializing in electronic document management and Internet-related services.

CF Investment Company's loans represent a higher credit risk to us due to the start-up nature of these companies. During the second quarter of 2001, The South Group incurred a $200,000 loss related to the write-down of an investment in an Internet-related company.

INTANGIBLE ASSETS AND OTHER ASSETS

The intangible assets balance at June 30, 2001 of $104.5 million consisted of goodwill of $98.0 million and core deposit balance premiums of $6.5 million. The intangible assets balance at June 30, 2000 of $110.7 million consisted of goodwill of $102.8 million and core deposit balance premiums of $7.9 million. The decline in the intangible assets balances was attributable to the amortization of intangibles. Mortgage servicing rights totaled $11.1 million and $26.7 million at June 30, 2001 and 2000, respectively. The balance for mortgage servicing rights declined primarily due to the fourth quarter 2000 and first quarter 2001 sales of rights.

Other assets increased $76.8 million to $211.8 million at June 30, 2001 from $135.0 million at June 30, 2000. This increase was largely attributable to balances for bank-owned life insurance, which increased $53.2 million to $106.1 million at June 30, 2001. Capitalized software net of related amortization, which is included in other assets, was approximately $7.0 million and $7.9 million as of June 30, 2001 and 2000, respectively.

DEPOSITS

The South Group's primary source of funds for loans and investments is its deposits that are gathered through the branch networks of Carolina First Bank and Citrus Bank and on the Internet through Bank CaroLine. Deposits provided funding for 79% and 82% of average earning assets for the six months ended June 30, 2001 and 2000, respectively. Carolina First Bank and Citrus Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, we have developed other sources, such as FHLB advances, to fund loan demand.

At June 30, 2001, deposits totaled $3.7 billion, down 1% from the prior year balance and 6% from December 31, 2000. Average deposits increased 5% to $3.8 billion for the six months ended June 30, 2001 from $3.6 billion for the six months ended June 30, 2000. During the six months ended June 30, 2001, total interest-bearing deposits averaged $3.3 billion with a rate of 5.17%, compared with $3.0 billion with a rate of 4.84% for the corresponding period in 2000. Deposit pricing remains very competitive, and we expect this pricing environment to continue. In addition, we have experienced higher deposit costs associated with targeted deposit promotions to attract and retain customers in connection with mergers, new markets and new products. With the maturity of higher rate certificates of deposit, The South Group may elect to rechannel some of these balances to lower cost funding sources, thereby decreasing deposits and increasing borrowings.

Table 1 in "EARNINGS REVIEW--Net Interest Income" details average balances for the deposit portfolio for the six months ended June 30, 2001 and 2000. On average, time deposits grew $227.8 million, or 14%, and money market accounts increased $80.0 million, or 12%. This growth was due to certificates of deposit and money market promotions in select markets and increases in Internet banking deposits and brokered certificates of deposit. The growth in time deposits and money market accounts was partially offset by declines in interest checking accounts of $13.1 million, savings accounts of $30.9 million and noninterest-bearing deposits of $76.1 million.

At June 30, 2001, total deposits for Bank CaroLine, an Internet bank, totaled $155.1 million, up from $138.5 million as of June 30, 2000. From the December 31, 2001 balance of $221.2 million, however, deposits for Bank CaroLine declined significantly, due to offering less aggressive interest rates in an effort to lower the overall cost of funds. At June 30, 2001, The South Group had $89.2 million in brokered certificates of deposit under $100,000, compared with $97.2 million at June 30, 2000. We consider these funds as an alternative funding source available to use while continuing to maintain and grow our local deposit base.

Time deposits of $100,000 or more represented 14% and 16% of total deposits at June 30, 2001 and 2000, respectively. Our large denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds.

BORROWED FUNDS

The South Group's short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances, commercial paper and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes, FHLB borrowings, an employee stock ownership plan note payable and a mortgage note payable. In the first six months of 2001, average borrowings totaled $956.5 million compared with $765.3 million for the same period in 2000. This increase was primarily attributable to an increased reliance on short-term borrowings, including FHLB advances, to support earning asset growth and to match fund increases in investment securities.

Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $633.9 million and $232.8 million at June 30, 2001 and 2000, respectively. Balances in these accounts can fluctuate on a day-to-day basis. At June 30, 2001 and 2000, FHLB advances totaled $504.6 million and $564.6 million, respectively. FHLB advances are a source of funding which The South Group uses depending on the current level of deposits and management's willingness to raise deposits through market promotions.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity amounted to $485.8 million, or 8.8% of total assets, at June 30, 2001, compared with $473.1 million, or 9.3% of total assets, at June 30, 2000. At December 31, 2000, total shareholders' equity was $468.7 million, or 9.0% of total assets. The increase in total shareholders' equity since
December 31, 2000 resulted principally from the retention of earnings and an increase in the net unrealized gain on securities. Cash dividends paid and the stock repurchase program partially offset these increases.

In December 2000, we initiated a stock repurchase program for up to two million shares, or approximately 5% of our outstanding shares. In connection with the program, The South Group has repurchased 907,376 shares, including 60,000 shares purchased during the first half 2001. We may continue to repurchase shares depending upon current market conditions and available cash.

Book value per share at June 30, 2001 and 2000 was $11.40 and $10.99, respectively. Tangible book value per share at June 30, 2001 and 2000 was $8.95 and $8.42, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch purchases and acquisitions accounted for as purchases.

The South Group and its banking subsidiaries exceeded the well-capitalized requirements at June 30, 2001. Table 4 sets forth various capital ratios for The South Group and its banking subsidiaries.


Table 4
-------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
-------------------------------------------------------------------------------------------------------------------------

                                                                           Well                 Adequately
                                                 June 30,               Capitalized            Capitalized
                                                  2001                  Requirement            Requirement
                                                  ----                  -----------            -----------
THE SOUTH GROUP:
Total risk-based capital                          11.00 %                    n/a                    n/a
Tier 1 risk-based capital                          8.76                      n/a                    n/a
Leverage ratio                                     7.04                      n/a                    n/a

CAROLINA FIRST BANK:
Total risk-based capital                          10.98 %                  10.00 %                 8.00 %
Tier 1 risk-based capital                          8.86                     6.00                   4.00
Leverage ratio                                     6.96                     5.00                   4.00

CITRUS BANK:
Total risk-based capital                          10.32 %                  10.00 %                 8.00 %
Tier 1 risk-based capital                          9.16                     6.00                   4.00
Leverage ratio                                     8.42                     5.00                   4.00


The South Group and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. We have paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. The South Group presently intends to pay a quarterly cash dividend on its Common Stock; however, future dividends will depend upon our financial performance and capital requirements.

Carolina First Mortgage Loan Trust (the "REIT") is a majority-owned subsidiary of Carolina First Bank that holds real estate-related assets, including mortgage loans. Carolina First Bank's ownership in the REIT is evidenced by common and preferred equity. On February 22, 2001, Carolina First Bank sold 132 shares of the REIT's Series 2000A Cumulative Fixed Rate Preferred Shares to an institutional buyer. On June 8, 2001, Carolina First Bank sold 250 shares of the REIT's Series 2000B Cumulative Floating Rate Preferred Shares to an institutional buyer. Proceeds to Carolina First Bank from these sales totaled approximately $37.0 million, net of issuance costs.


MARKET RISK AND ASSET/LIABILITY MANAGEMENT

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although we manage other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on The South Group's financial condition and results of operations. Other types of market risks, such as commodity price risk, do not arise in the normal course of our business activities.

We attempt to manage exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee ("ALCO"). The primary goal of The South Group's ALCO is to achieve consistent growth in net interest income while managing our interest rate risk. We attempt to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. We seek to accomplish this goal while maintaining adequate liquidity and capital. Our asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to have a significant impact on net interest income over time.

The South Group's ALCO uses several tools to monitor and manage interest rate risk. One of the primary tools is a simulation model which is used to analyze earnings at risk and interest sensitivity gap (the difference between the amount of rate sensitive assets maturing or repricing within a specific time period and the amount of rate sensitive liabilities maturing or repricing within the same time period). The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a regular basis.

The forecast used for earnings at risk analysis simulates our consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates gradually increase and decrease 200 basis points over the next twelve-month period. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions The South Group could undertake in response to changes in interest rates.

Beginning in the first quarter of 2001, we began modeling a gradual increase/decrease in rates rather than an immediate change. This change was made because rates typically change gradually over time rather than abruptly, and thus, the information provided is more meaningful. According to the model as of June 30, 2001, The South Group is positioned so that net interest income will increase $2.1 million in the next twelve months if interest rates rise 200 basis points and will decrease $2.5 million in the next twelve months if interest rates decline 200 basis points. The smaller increase in net interest income when interest rates are increased is due to the assumptions related to deposit repricings. In both the increasing and decreasing rate scenarios, we assume that deposit rates will not change by the full 200 basis points. However, deposit rates are modeled so that they will change a greater percentage in the increasing rate scenario than in the declining rate scenario. Due to the interest rate cuts that occurred during the first half of 2001 and the prompt repricing of interest-bearing deposits, some of our deposit rates are nearing what management considers to be an acceptable lower limit. Accordingly, in the declining rate scenario, the model assumes that certificate of deposit rates will not decline below 2.00% thus limiting the interest expense reduction from repricing certificates of deposit by the entire 200 basis points.

In addition to the standard scenarios used to analyze earnings at risk, The South Group's ALCO analyzes the potential impact of other scenarios. The starting point for these "what-if" scenarios is our base forecast. This base forecast consolidates all balance sheet information that we are presently aware of with our "most likely" interest rate projections. The "what-if" scenarios are then used to gauge the impact of changes in interest rates and/or balance sheet items on the earnings of The South Group compared to the base forecast. Strategies can be formulated based on the information provided by the earnings simulation if a scenario either seems likely to occur or we choose to undertake the proposed transaction. The South Group updates its base forecast quarterly based on economic changes that occurred during the past quarter as well as changes in the economic outlook for the coming year.

Table 5 shows The South Group's financial instruments that are sensitive to changes in interest rates as well as The South Group's interest sensitivity gap at June 30, 2001. We use certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments, prepayment of principal and potential calls. For core deposits without contractual maturity (i.e., interest checking, savings and money market accounts), the table presents principal cash flows based on management's judgement concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff and calls differ from our historical experience and management's judgement. We use interest sensitivity gap ("GAP position") analysis to monitor the relationship between the maturity and repricing of rate sensitive assets and rate sensitive liabilities during a given time frame. Our GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At June 30, 2001, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $8.5 million. The GAP position is based on The South Group's forecast which holds interest rates at their current levels for the entire twelve-month period.

Presented below is the tabular presentation of The South Group's interest rate sensitivity.

Table 5
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY ANALYSIS
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                      YTD                                Six Months
                                      Average     Three Months Ended        Ended                  Twelve Months Ended
                                               -------------------------              ----------------------------------------------
                                     Yield       9/30/01     12/31/01     6/30/02      6/30/03    6/30/04     6/30/05    6/30/06
                                     -----       -------     --------     -------      -------    -------     -------    -------
Interest-Sensitive Assets
Earning assets
  Loans, net of unearned income        8.89 %    $ 836,625    $ 376,752   $ 667,711   $ 722,604   $491,336    $262,864    $ 98,184
  Investment securities (1)            6.61         33,888       31,064      58,726     103,802     85,813      81,721      64,104
  Federal funds sold                   5.25              -            -           -           -          -           -           -
  Interest bearing balances with other 6.11              -            -         750         250          -           -           -
                                               ------------ ------------ -----------  ---------- ----------  ---------- -----------
     Total earning assets              8.40 %    $ 870,513    $ 407,816   $ 727,187   $ 826,656   $577,149    $344,585    $162,288
                                               ============ ============ ===========  ========== ==========  ========== ===========

Interest-Sensitive Liabilities
Interest-sensitive liabilities
  Interest-bearing deposits
  Interest checking                    2.86 %    $       -     $ 58,781   $ 117,563   $       -   $205,735    $205,735    $      -
  Savings                              2.32              -        2,290       9,162      11,452     45,808      45,808           -
  Money market                         4.28        111,301      111,301     148,402           -    185,502     185,502           -
  Certificates of deposit              6.40        556,787      478,683     256,665     325,799     52,432       2,340       2,002
                                               ------------ ------------ -----------  ---------- ----------  ---------- -----------
     Total interest-bearing deposits   5.17        668,088      651,055     531,792     337,251    489,477     439,385       2,002
  Other Deposits (2)                      -              -            -      50,551      50,551    202,204     200,470           -
  Borrowings                           5.49        764,472       54,265      51,632      19,248     15,346      76,373          33
                                               ------------ ------------ -----------  ---------- ----------  ---------- -----------
     Total interest-sensitive
       liabilities                     5.24 %    1,432,560      705,320     633,975     407,050    707,027     716,228       2,035

Notional amount of interest rate swaps              15,599          304     (24,381)     18,478          -           -           -
                                               ------------ ------------ -----------  ---------- ----------  ---------- -----------
Total interest-sensitive liabilities and
  off-balance sheet derivative
  financial instruments                        $ 1,448,159    $ 705,624   $ 609,594   $ 425,528   $707,027    $716,228    $  2,035
                                               ============ ============ ===========  ========== ==========  ========== ===========

Net contractual interest sensitive
   position                                       (577,646)    (297,808)    117,593     401,128   (129,878)   (371,643)    160,253
Adjustments for repricing
  characteristics of variable
  rate products  (3)                              1,046,561     (88,177)   (209,035)   (182,602)  (138,319)   (136,162)    (86,547)
                                               ------------ ------------ -----------  ---------- ----------  ---------- -----------

Interest-sensitive gap                           $ 468,915   $ (385,985)  $ (91,442)  $ 218,526  $ (268,197) $ (507,805)  $ 73,706
                                               ============ ============ ===========  ========== ==========  ========== ===========

Cumulative interest-sensitive gap                $ 468,915     $ 82,930    $ (8,512)  $ 210,014  $ (58,183)  $ (565,988) $(492,282)
                                               ============ ============ ===========  ========== ==========  ========== ===========


Table 5 (Continued)
-------------------------------------

                                              After       Carrying        Fair
                                             6/30/06        Value        Value
                                             -------        -----        -----

Interest-Sensitive Assets
Earning assets                               $ 346,369  $ 3,802,445    $3,842,662
 Loans, net of unearned income                 637,701    1,096,819     1,119,665
 Investment securities (1)                           -            -             -
 Federal funds sold                                  -            -             -
 Interest bearing balance with
   other banks                                  27,511       28,511        28,528
                                         -------------- ------------ -------------
   Total earning assets                    $ 1,011,581  $ 4,927,775    $4,990,855
                                         ============== ============ =============

Interest-Sensitive Liabilities
Interest-sensitive liabilities
  Interest-bearing deposits
  Interest checking                        $         -    $ 587,814     $ 587,814
  Savings                                            -      114,520       114,520
  Money market                                       -      742,008       742,008
  Certificates of deposit                       33,590    1,708,298     1,735,467
                                         -------------- ------------ -------------
    Total interest-bearing deposits             33,590    3,152,640     3,179,809
  Other deposits                                     -      503,776       503,776
  Borrowings                                   239,103    1,220,472     1,237,870
                                         -------------- ------------ -------------
    Total interest-sensitive liabilities       272,693    4,876,888    $4,921,455
                                                                     =============
    Notional amount of interest rate swaps     (10,000)           -
                                         -------------- ------------

    Total interest-sentitive liabilities
      and off-balance sheet derivative
      financial instruments                  $ 262,693  $ 4,876,888
                                         ============== ============

    Net contractural interest sensitive
       position                                748,888       50,887

    Adjustments fo repricing
       characteristics of variable
       rate products (3)                      (205,719)           -
                                         -------------- ------------

    Interest-sensitive gap                   $ 543,169     $ 50,887
                                         ============== ============

    Cumulative interest-sensitive gap         $ 50,887          $ -
                                         ============== ============

(1)  Investment securities exclude the unrealized gain on the sale of securities of $22.2 million.
(2)  Other deposits consist of noninterest-bearing deposits which respond in part to changes in interest rates.
(3)  The adjustment for repricing characteristics of variable rate products adjusts the net contractual interest sensitive position for the immediate repricing of variable rate products.  The contractual maturities are used for the net contractual interest-
     sensitive position.


Derivatives and Hedging Activities. The South Group uses derivative instruments as part of its interest rate management activities to reduce risks associated with its lending, deposit taking and borrowing activities. CF Mortgage enters into loan sale commitments in connection with its mortgage banking business and issues commitments to borrowers to lend funds in a secured mortgage transaction. Effective January 1, 2001, with the adoption of SFAS 133, we began recognizing all derivatives as either assets or liabilities on the consolidated balance sheet and reporting these instruments at fair value.

The South Group has interest rate swap agreements that qualify as fair value hedges and those that qualify as cash flow hedges. Fair value hedges are used to hedge fixed rate deposits. The South Group uses cash flow hedges to hedge interest rate risk associated with variable rate borrowings.

By using derivative instruments, The South Group is exposed to credit and market risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of a derivative is negative, no credit risk exists since we would owe the counterparty. The South Group minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by our management. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

At June 30, 2001, the fair value of derivative assets totaled $186,000 and was related to derivatives with no hedging designation. At June 30, 2001, the fair value of derivative liabilities totaled $675,000 and was attributable to cash flow hedges and fair value hedges. The South Group's derivative and hedging activities are discussed in further detail in Notes 8 and 9 of the Consolidated Financial Statements.


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

Investment  securities  are  an  important  tool  to our  liquidity  management.
Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.

Net cash provided by operations and deposits from customers have been the primary sources of liquidity for us. Liquidity is also enhanced by the ability to acquire new deposits through Carolina First Bank's and Citrus Bank's established branch network of more than 90 branches in South Carolina, North Carolina and Florida. In addition, we can raise deposits on the Internet through Bank CaroLine. The liquidity needs of Carolina First Bank and Citrus Bank are a factor in developing their deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary.

Carolina First Bank and Citrus Bank have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. At June 30, 2001, unused borrowing capacity from the FHLB totaled approximately $41.2 million with an outstanding balance of $504.6 million. The unused borrowing capacity from the FHLB could increase due to the ability to borrow against commercial real estate loans. At June 30, 2001, Carolina First Bank and Citrus Bank had unused short-term lines of credit totaling approximately $276.3 million (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs.

Liquidity at the parent company level is provided through cash dividends from the subsidiary banks and the capacity of the parent company to raise additional borrowed funds as needed. If The South Group elects to repurchase additional shares through its share repurchase program, such purchases will reduce liquidity at the parent company level.


CREDIT QUALITY

A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. The South Group's credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and immediate after-the-fact review by credit risk management of loans approved by lenders.
Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with loan monitoring policies is managed. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities, including specific reviews of new large credits, are reviewed by the Directors' Credit Committee of each banking subsidiary, which meet monthly.

Table 6 presents information pertaining to nonperforming assets.

Table 6
-----------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
-----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                            June 30,                    December 31,
                                                           --------------------------------------
                                                                2001                  2000                  2000
                                                                ----                  ----                  ----

Nonaccrual loans                                                  $ 35,166              $ 18,341              $ 18,413
Restructured loans                                                       -                     -                     -
                                                           ----------------      ----------------      ----------------
  Total nonperforming loans                                         35,166                18,341                18,413
Other real estate owned                                              4,950                 3,390                 3,101
                                                           ----------------      ----------------      ----------------
  Total nonperforming assets                                      $ 40,116              $ 21,731              $ 21,514
                                                           ================      ================      ================
Nonperforming assets as a percentage
  of loans and other real estate owned (1)                            1.08 %                0.61 %                0.58 %
                                                           ================      ================      ================
Net loan charge-offs as a percentage
  of average loans (annualized)                                       0.49                  0.26                  0.42
                                                           ================      ================      ================
Loans past due 90 days still accruing
  interest (2)                                                    $ 13,167               $ 7,789              $ 10,682
                                                           ================      ================      ================
Allowance for loan losses as a
  percentage of nonperforming loans                                   1.24 x                2.28 x                2.34 x
                                                           ================      ================      ================

(1) Calculated using loans held for investment, net of unearned income.
(2) Substantially all of these loans are consumer and residential mortgage loans.


As a percentage of loans and other real estate owned, nonperforming assets were 1.08% at June 30, 2001, compared with 0.58% as of December 31, 2000 and 0.61% as of June 30, 2000. As a result of the weakening economy, nonaccrual loans increased $15.0 million to $35.2 million as of June 30, 2001 from $20.2 million as of March 31, 2001. This increase was centered in four relatively large local commercial relationships totaling $14.4 million, all of which are secured and currently believed to have limited loss exposure.

In addition to nonperforming assets and past due loans shown in Table 6, subsequent to June 30, 2001, management has identified two relationships with balances in excess of $1 million, totaling $6.6 million in aggregate, that cause management to have serious doubts about the ability of these borrowers to comply with the present loan repayment terms.

Net loan charge-offs totaled $9.3 million and $4.4 million in the first six months of 2001 and 2000, respectively, or 0.49% and 0.26%, respectively, as an annualized percentage of average loans. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. In addition, as the economic climate softens, the flow of loans into nonaccrual status and other real estate loans increases. However, loss exposure in the portfolio is identified, reserved, and closely monitored to ensure that changes are promptly addressed in the analysis of reserve adequacy.

CURRENT ACCOUNTING ISSUES

Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"
- a replacement of FASB No. 125, was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The South Group adopted the provisions of SFAS 140 effective April 1, 2001 with no material impact.

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The South Group is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

SFAS 141 will require upon adoption of SFAS 142, that The South Group evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, The South Group will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, The South Group will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, The South Group must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, is compared to its carrying amount, both of which would be measured as of the date of adoption.

This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statements of income.

As of the date of adoption, The South Group expects to have unamortized goodwill in the amount of $95.8 million and unamortized identifiable intangible assets in the amount of $5.8 million, which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $4.8 million pre-tax (or $4.7 million after-tax) and $2.3 million pre-tax (or $2.2 million after-tax) for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                           PART II. OTHER INFORMATION



ITEM 1   LEGAL PROCEEDINGS

         See Note 5 to the Consolidated Financial Statements for a discussion of legal proceedings.


ITEM 2   CHANGE IN SECURITIES

         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Annual Meeting of Shareholders
         On April 18, 2001, the Company held its 2001 Annual Meeting of Shareholders. The results of the 2001 Annual Meeting of Shareholders follow.

         PROPOSAL #1 - ELECTION OF DIRECTORS
         The shareholders approved setting the number of Company directors at 18 persons. The following persons were elected as Directors with the votes indicated.

                                                     Voting shares in favor
                                                     ----------------------     Withheld
                                                 #              %               Authority
                                                ---            ---              ---------
                  William P. Brant          32,625,631        97.6%             811,187
                  Mason A. Chrisman         33,099,282        99.0%             337,536
                  Stephen L. Chryst         33,068,934        98.9%             367,884
                  Judd B. Farr              33,065,230        98.9%             371,587
                  C. Claymon Grimes, Jr.    33,065,230        98.9%             371,587
                  W. Gairy Nichols, III     33,099,837        99.0%             336,981
                  Thomas J. Rogers          33,099,265        99.0%             337,553
                  John C.B. Smith, Jr.      33,096,571        99.0%             340,247
                  Albert A. Springs, III    33,099,282        99.0%             337,536
                  David C. Wakefield, III   32,559,978        97.4%             876,839

     M. Dexter Hagy, William S. Hummers III, H. Earle Russell, Jr., Charles B. Schooler, Eugene E. Stone IV, William R. Timmons, Jr., Samuel H. Vickers, and Mack I. Whittle, Jr. continued in their present terms as directors.

ITEM 5   OTHER INFORMATION

         None.

                                     PART II
                                   (CONTINUED)

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          None.

(b)      Reports on Form 8-K

           The South Group filed Current Reports on Form 8-K dated May 11, 2001 and June 6, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, The South Group has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            The South Financial Group, Inc.


                                            /s/ William S. Hummers III
                                            ---------------------------------
                                            William S. Hummers III
                                            Executive Vice President