Form 10-Q
period 2001-09-30
SOUTH FINANCIAL GROUP INC
filed 2001-11-13
CIK 797871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of outstanding shares of the issuer's $1.00 par value common stock as of November 5, 2001 was 41,316,024.

                                              PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                        THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,
                                                                              2001             2000         DECEMBER 31,
                                                                           (UNAUDITED)     (UNAUDITED)          2000
                                                                          -------------    -----------      ------------
ASSETS
Cash and due from banks                                                     $   121,391      $   127,707       $   156,711
Interest-bearing bank balances                                                   45,162           61,206            26,721
Federal funds sold                                                                    -              425               475
Securities
   Trading                                                                        6,334            4,918             5,004
   Available for sale                                                         1,092,878          832,902           816,773
   Held for investment (market value $73,457, $65,609 and
   $78,376, respectively)                                                        71,783           66,339            77,767
                                                                          --------------  ---------------  ----------------
      Total securities                                                        1,170,995          904,159           899,544
                                                                          --------------  ---------------  ----------------
Loans
   Loans held for sale                                                           16,691            9,098            12,630
   Loans held for investment                                                  3,740,141        3,667,895         3,724,088
      Less unearned income                                                          521            2,190             1,536
      Less allowance for loan losses                                             43,944           42,847            43,024
                                                                          --------------  ---------------  ----------------
         Net loans                                                            3,712,367        3,631,956         3,692,158
                                                                          --------------  ---------------  ----------------
Premises and equipment, net                                                     107,438          119,615           112,863
Accrued interest receivable                                                      32,278           35,251            36,879
Intangible assets                                                                98,485          108,962           107,254
Other assets                                                                    204,763          138,834           187,949
                                                                          --------------  ---------------  ----------------
                                                                            $ 5,492,879      $ 5,128,115       $ 5,220,554
                                                                          ==============  ===============  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Noninterest-bearing                                                     $ 496,353        $ 498,885         $ 491,109
      Interest-bearing                                                        3,138,304        3,260,072         3,403,553
                                                                          --------------  ---------------  ----------------
         Total deposits                                                       3,634,657        3,758,957         3,894,662
   Borrowed funds                                                             1,213,935          800,089           748,715
   Subordinated notes                                                            36,846           36,790            36,728
   Accrued interest payable                                                      31,104           33,755            35,168
   Other liabilities                                                             63,250           21,607            36,628
                                                                          --------------  ---------------  ----------------
      Total liabilities                                                       4,979,792        4,651,198         4,751,901
                                                                          --------------  ---------------  ----------------

Minority interest in consolidated subsidiary                                     37,023                -                 -
                                                                          --------------  ---------------  ----------------

Shareholders' equity
   Preferred stock-no par value; authorized 10,000,000 shares;
      issued and outstanding none                                                     -                -                 -
   Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 41,300,221,  43,134,578
      and 42,460,358 shares, respectively                                        41,300           43,135            42,460
   Surplus                                                                      312,607          340,349           332,095
   Retained earnings                                                            105,495           86,232            90,131
   Guarantee of employee stock ownership plan debt and nonvested
      restricted stock                                                           (1,766)          (3,823)           (2,593)
   Accumulated other comprehensive income, net of tax                            18,428           11,024             6,560
                                                                          --------------  ---------------  ----------------
      Total shareholders' equity                                                476,064          476,917           468,653
                                                                          --------------  ---------------  ----------------
                                                                            $ 5,492,879      $ 5,128,115       $ 5,220,554
                                                                          ==============  ===============  ================

                               See accompanying notes to consolidated financial statements.


                                       THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ------------------------------    ------------------------------
                                                                 2001           2000              2001            2000
                                                                 ----           ----              ----            ----
INTEREST INCOME
Interest and fees on loans                                   $  76,432       $  85,564         $ 242,253       $ 242,217
Interest and dividends on securities:
   Taxable                                                      16,799          13,376            45,966          40,506
   Exempt from Federal income taxes                              1,002           1,241             2,966           3,158
                                                         --------------   -------------    --------------   -------------
      Total interest and dividends on securities                17,801          14,617            48,932          43,664
   Interest on short-term investments                              213             528             1,181           1,560
                                                         --------------   -------------    --------------   -------------
      Total interest income                                     94,446         100,709           292,366         287,441
                                                         --------------   -------------    --------------   -------------
INTEREST EXPENSE
Interest on deposits                                            33,668          43,306           118,656         116,716
Interest on borrowed funds                                      13,918          13,459            39,943          37,006
                                                         --------------   -------------    --------------   -------------
   Total interest expense                                       47,586          56,765           158,599         153,722
                                                         --------------   -------------    --------------   -------------
   Net interest income                                          46,860          43,944           133,767         133,719
PROVISION FOR LOAN LOSSES                                        5,476           6,709            15,584          19,136
                                                         --------------   -------------    --------------   -------------
   Net interest income after provision for loan losses          41,384          37,235           118,183         114,583
NONINTEREST INCOME                                              12,664           6,397            38,704          29,741
NONINTEREST EXPENSES                                            35,324          50,326           109,775         145,343
                                                         --------------   -------------    --------------   -------------
   Income (loss) before income taxes, minority
      interest, extraordinary item and cumulative effect
      of change in accounting principle                         18,724          (6,694)           47,112          (1,019)
Income tax expense (benefit)                                     6,532          (3,612)           16,524             609
                                                         --------------   -------------    --------------   -------------
   Income (loss) before minority interest, extraordinary
      item and cumulative effect of change in
      accounting principle                                      12,192          (3,082)           30,588          (1,628)
Minority interest in consolidated subsidiary, net of tax          (503)              -              (905)              -
                                                         --------------   -------------    --------------   -------------
   Income (loss) before extraordinary item and
      cumulative effect of change in accounting
      principle                                                 11,689          (3,082)           29,683          (1,628)
Extraordinary item, net of tax                                    (689)              -              (689)              -
Cumulative effect of change in accounting principle,
   net of tax                                                        -               -               282               -
                                                         --------------   -------------    --------------   -------------
      NET INCOME (LOSS)                                     $   11,000       $  (3,082)        $  29,276       $  (1,628)
                                                         ==============   =============    ==============   =============

AVERAGE COMMON SHARES OUTSTANDING, BASIC                    42,340,019      42,901,829        42,407,504      42,896,266
AVERAGE COMMON SHARES OUTSTANDING, DILUTED                  43,091,562      43,577,447        43,129,348      43,579,040
PER COMMON SHARE - BASIC:
Net income (loss) before extraordinary item and
   cumulative  effect of change in accounting principle         $ 0.28         $ (0.07)           $ 0.70         $ (0.04)
Extraordinary item                                               (0.02)              -             (0.02)              -
Cumulative effect of change in accounting principle                  -               -              0.01               -
                                                         --------------   -------------    --------------   -------------
Net income (loss)                                               $ 0.26         $ (0.07)           $ 0.69         $ (0.04)
                                                         ==============   =============    ==============   =============
PER COMMON SHARE - DILUTED:
Net income (loss) before extraordinary item and
   cumulative effect of change in accounting principle          $ 0.27         $ (0.07)           $ 0.69         $ (0.04)
Extraordinary item                                               (0.01)              -             (0.01)              -
Cumulative effect of change in accounting principle                  -               -                 -               -
                                                         --------------   -------------    --------------   -------------
Net income (loss)                                               $ 0.26         $ (0.07)           $ 0.68         $ (0.04)
                                                         ==============   =============    ==============   =============
CASH DIVIDENDS DECLARED PER COMMON SHARE                        $ 0.11          $ 0.10            $ 0.33          $ 0.30
                                                         ==============   =============    ==============   =============

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



                                                                                      RETAINED      ACCUMULATED
                                            SHARES OF                                 EARNINGS         OTHER
                                             COMMON         COMMON                      AND        COMPREHENSIVE
                                             STOCK          STOCK       SURPLUS        OTHER*          INCOME        TOTAL
                                             -----          -----       -------        -----           ------        -----

Balance, December 31, 1999                43,326,754     $ 43,327     $ 345,309      $ 95,853         $ 16,101     $ 500,590

Net loss                                           -            -             -        (1,628)               -        (1,628)
Other comprehensive loss, net of
   tax of $3,648                                   -            -             -             -           (5,077)       (5,077)
                                                                                                                 ------------
Comprehensive loss                                 -            -             -             -                -        (6,705)
                                                                                                                 ------------
Cash dividends declared
   ($0.30 per common share)                        -            -             -       (12,457)               -       (12,457)
Common stock activity:
   Repurchase of stock                      (524,600)        (525)       (7,783)            -                -        (8,308)
   Dividend reinvestment plan                102,504          103         1,310             -                -         1,413
   Employee stock purchase plan               13,885           14           176             -                -           190
   Restricted stock plan                      89,792           90         1,269        (1,359)               -             -
   Exercise of stock options and
      stock warrants                         126,277          126           404             -                -           530
   Miscellaneous                                 (34)           -          (336)        2,000                -         1,664
                                      --------------- ------------ -------------  ------------  ---------------  ------------
Balance, September 30, 2000               43,134,578     $ 43,135     $ 340,349      $ 82,409         $ 11,024     $ 476,917
                                      =============== ============ =============  ============  ===============  ============


Balance, December 31, 2000                42,460,358     $ 42,460     $ 332,095      $ 87,538          $ 6,560     $ 468,653
Net income                                         -            -             -        29,276                -        29,276
Other comprehensive income,
   net of tax of $5,499                            -            -             -             -           11,868        11,868
                                                                                                                 ------------
Comprehensive income                               -            -             -             -                -        41,144
                                                                                                                 ------------
Cash dividends declared ($0.33 per
   common share)                                   -            -             -       (13,912)               -       (13,912)
Common stock activity:
   Repurchase of stock                    (1,450,000)      (1,450)      (21,668)            -                -       (23,118)
   Acquisitions                               15,270           15           135                                          150
   Dividend reinvestment plan                121,091          121         1,697             -                -         1,818
   Employee stock purchase plan               11,245           11           159             -                -           170
   Restricted stock plan                      (1,378)          (1)          (15)          561                -           545
   Exercise of stock options                 143,635          144           217             -                -           361
   Miscellaneous                                   -            -           (13)          266                -           253
                                      --------------- ------------ -------------  ------------  ---------------  ------------
Balance, September 30, 2001               41,300,221     $ 41,300     $ 312,607     $ 103,729         $ 18,428     $ 476,064
                                      =============== ============ =============  ============  ===============  ============

*  Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

                                See accompanying notes to consolidated financial statements.

                              THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS) (UNAUDITED)
                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               ------------------------
                                                                                  2001        2000
                                                                                  ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $  29,276    $  (1,628)
Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
   Depreciation and amortization                                                   11,681       11,219
   Provision for loan losses                                                       15,584       19,136
   Impairment loss from write-down of assets                                          391        3,869
   Impairment loss from write-down of mortgage servicing rights                       510            -
   Loss on changes in fair value of hedges                                            114            -
   Loss (gain) on disposition of assets and liabilities                             1,251       (2,119)
   (Gain) loss on sale of securities                                               (1,746)       5,164
   Gain on equity investments                                                      (1,019)      (2,133)
   Gain on sale of loans                                                           (2,385)        (180)
   Loss on sale of other real estate owned                                            386           53
   Loss on sale of premises and equipment                                             358           34
   Minority interest in consolidated subsidiary                                       905            -
   Extraordinary item                                                                 689            -
   Cumulative effect of change in accounting principle                               (282)           -
   Trading account assets, net                                                     (1,122)         (18)
   Originations of mortgage loans held for sale                                  (280,832)    (242,652)
   Sale of mortgage loans held for sale                                           353,175      279,190
   Other assets, net                                                               (9,405)       1,800
   Other liabilities, net                                                          17,442        3,762
                                                                               -----------  -----------
      Net cash provided by operating activities                                   134,971       75,497
                                                                               -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of securities available for sale                                             262,880      106,263
Maturity or call of securities available for sale                                 304,522       73,215
Maturity or call of securities held for investment                                 11,881       14,086
Purchase of securities available for sale                                        (711,315)    (141,346)
Purchase of securities held for investment                                         (5,897)      (8,665)
Origination of loans, net                                                        (226,989)    (461,014)
Sale of credit cards                                                                    -        5,483
Disposition of equity investments                                                   1,353        6,495
Sale of other real estate owned                                                     5,666        1,401
Sale of premises and equipment                                                        922          155
Capital expenditures                                                               (4,355)     (46,088)
Disposition of assets and liabilities, net                                        (40,880)     (17,690)
                                                                               -----------  -----------
   Net cash used for investing activities                                        (402,212)    (467,705)
                                                                               -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits, net                                                                    (216,519)     321,493
Borrowed funds, net                                                               465,220      103,853
Prepayment penalty on early extinguishment of debt                                 (1,093)           -
Net proceeds from issuance of minority interest stock                              37,023            -
Cash dividends paid                                                               (14,002)     (10,715)
Cash dividends paid on minority interest                                             (921)           -
Repurchase of common stock                                                        (23,118)      (8,308)
Other common stock activity                                                         3,297        3,797
                                                                               -----------  -----------
    Net cash provided by financing activities                                     249,887      410,120
                                                                               -----------  -----------
Net change in cash and due from banks                                             (17,354)      17,912
Cash and cash equivalents at beginning of year                                    183,907      171,426
                                                                               -----------  -----------
Cash and cash equivalents at end of period                                      $ 166,553    $ 189,338
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

The following summarizes other comprehensive income (loss), net of tax (in thousands) for the periods indicated:

                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                              ----------------------------------
                                                                                                    2001                2000
                                                                                                    ----                ----
Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the year                                     $20,270           $ (10,187)
    Income tax (expense) benefit                                                                   (6,531)              4,204
    Less: Reclassification adjustment for (gains) losses included in net income                    (1,949)              1,462
          Income tax expense (benefit)                                                                679                (556)

Unrealized losses on cash flow hedges:
    Cumulative effect of change in accounting principle                                               (70)                  -
    Income tax benefit                                                                                 26                   -
    Unrealized loss on change in fair values                                                         (884)                  -
    Income tax benefit                                                                                327                   -
                                                                                            --------------     ---------------
                                                                                                  $11,868            $ (5,077)
                                                                                            ==============     ===============

(3)      SUPPLEMENTAL FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

The following presents the details for other noninterest income and other noninterest expense (in thousands):

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ----------------------------  ------------------------------
                                                               2001           2000            2001            2000
                                                               ----           ----            ----            ----
Other noninterest income:
  Service charges on deposit accounts                         $  4,568       $  4,759        $ 13,748        $ 13,401
  Mortgage banking income                                          927            953           5,250           3,965
  Fees for investment services                                   1,462          1,257           4,204           4,063
  Bank-owned life insurance                                      1,691            851           5,042           2,483
  Merchant processing fees                                       1,657            818           4,618           2,035
  Gain (loss) on sale of securities                              1,201         (5,327)          1,746          (5,164)
  Gain (loss) on disposition of assets and liabilities             (19)         2,013          (1,251)          2,119
  Gain (loss) on equity investments                                 17           (332)          1,019           2,133
  Other                                                          1,160          1,405           4,328           4,706
                                                          -------------  -------------  --------------  --------------
    Total other noninterest income                            $ 12,664       $  6,397        $ 38,704        $ 29,741
                                                          =============  =============  ==============  ==============

Other noninterest expenses:
  Personnel expense                                           $ 17,470       $ 18,290        $ 53,971        $ 56,290
  Occupancy                                                      3,626          4,039          10,830          11,474
  Furniture and equipment                                        3,366          3,352          10,097           8,988
  Amortization of intangibles                                    1,423          1,600           4,425           4,824
  Impairment loss from write-down of assets                        176          3,869             391           3,869
  Restructuring and merger-related costs
    (recoveries)                                                   (89)         7,851            (502)         27,775
  System conversion costs                                            -            987               -           1,826
  Other                                                          9,352         10,338          30,563          30,297
                                                          -------------  -------------  --------------  --------------
    Total other noninterest expenses                          $ 35,324       $ 50,326       $ 109,775       $ 145,343
                                                          =============  =============  ==============  ==============

CONSOLIDATED STATEMENTS OF CASH FLOW

For purposes of reporting cash flows, cash equivalents include due from banks, interest-bearing bank balances and Federal funds sold.

The following summarizes supplemental cash flow data (in thousands) for the periods indicated:

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                         2001                 2000
                                                                                         ----                 ----
Interest paid                                                                         $ 162,663            $ 143,075
Income taxes paid (refunded)                                                            (9,150)               17,391
Significant non-cash transactions are summarized as follows:
    Securitization of mortgage loans                                                    112,174                    -
    Loans held for investment transferred to loans held for sale                         75,000                    -
    Loans transferred to other real estate owned                                          8,623                  868


(4)      IMPAIRMENT OF ASSETS

Based on The South Group's acquisition activity, internal growth, and realignment plans, certain properties will not be used for future growth. Accordingly, The South Group reviewed for impairment long-lived assets related to abandoned properties at Carolina First Bank. As a result of this review, in the third quarter of 2000, The South Group recorded a pre-tax impairment loss from the write-down of assets totaling $3,869,000. The impaired assets were written down to their net realizable value and classified as assets held for disposal. During the nine months ended September 30, 2001, The South Group recorded an additional impairment loss of $391,000 to update the estimated net realizable value for the impaired assets, which were not sold as of September 30, 2001. The impairment loss included $82,000 for the write-down of land to fair value, $176,000 for the loss associated with subletting office space at less than the contractual lease rate and $133,000 for adjustments related to lease termination fees for four abandoned locations. As of September 30, 2001, assets held for sale totaled $1,181,000.

(5)      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

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

The dividends earned by institutional holders of the Series A Trust Preferred Stock and the Series B Trust Preferred Stock from February 22, 2001 to September 30, 2001 amounted to $905,000 (net of related income taxes of $542,000) and have been expensed on The South Group's consolidated statement of income as minority interest in consolidated subsidiary.

(6)      EXTRAORDINARY ITEM

In the third quarter of 2001, The South Group recognized an extraordinary loss on the early extinguishment of debt in the amount of $689,000 (net of related income taxes of $404,000). This loss related to prepayment penalties for Federal Home Loan Bank advances totaling $23.0 million with fixed interest rates ranging from 5.41% to 5.53% due in 2008.

(7)      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

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

The cumulative effect of adopting SFAS 133 resulted in a gain of $282,000 (net of related income taxes of $152,000) reported in the consolidated statement of income. This gain was associated with recording the Affinity Warrant on the consolidated balance sheet at its fair value of $434,000 on January 1, 2001. The fair value of interest rate swap agreements that qualify as cash flow hedges, which amounted to a loss of $70,000 as of January 1, 2001, was recorded on the consolidated balance sheet as a charge of $44,000 (net of related taxes of $26,000) to other comprehensive income. The fair value of interest rate swap agreements that qualify as fair value hedges, which totaled $101,000 as of January 1, 2001, was recorded on the consolidated balance sheet as a derivative asset, included in other assets, with a corresponding adjustment to deposits. The fair value of loan commitments was not significant at January 1, 2001. See
Note 8 herein for additional disclosures related to derivative financial instruments and hedging activities.

(8)      DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

On February 27, 2001, The South Group exercised the Affinity Warrant and reclassified the derivative asset as securities available for sale based on the fair value as of the exercise date. For the three and nine months ended September 30, 2001, losses of $16,000 and $114,000, respectively, were recognized in noninterest expenses for changes in fair value related to the Affinity Warrant and derivatives with no hedging designation.

For the three and nine months ended September 30, 2001, changes in the fair value for interest rate swaps that qualify as cash flow hedges totaled a loss of $286,000 (net of related income tax benefit of $168,000) and $884,000 (net of related income tax benefit of $327,000), respectively, which were recorded through other comprehensive income. The ineffective portion was not significant for the three and nine months ended September 30, 2001.

At September 30, 2001, the fair value of derivative assets totaled $1.9 million and was related to derivatives with no hedging designation and fair value hedges. At September 30, 2001, the fair value of derivative liabilities totaled $953,000 and was attributable to cash flow hedges and fair value hedges.

(9)      PER SHARE INFORMATION

Basic and diluted earnings per share have been computed based upon net income in the accompanying consolidated statements of income divided by the weighted average common shares outstanding or assumed to be outstanding as summarized below:

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                      ------------------------------------------------
                                                                           2001                             2000
                                                                           ----                             ----
BASIC:
Average common shares outstanding (denominator)                            42,340,019                      42,901,829
                                                                      ================                 ===============

DILUTED:
Average common shares outstanding (denominator)                            42,340,019                      42,901,829
Dilutive common stock options and warrants                                    751,543                         675,618
                                                                      ----------------                 ---------------
Average diluted shares outstanding                                         43,091,562                      43,577,447
                                                                      ================                 ===============

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ------------------------------------------------
                                                                           2001                             2000
BASIC:
Average common shares outstanding (denominator)                            42,407,504                      42,896,266
                                                                      ================                 ===============

DILUTED:
Average common shares outstanding (denominator)                            42,407,504                      42,896,266
Dilutive common stock options and warrants                                    721,844                         682,774
                                                                      ----------------                 ---------------
Average diluted shares outstanding                                         43,129,348                      43,579,040
                                                                      ================                 ===============



(10)     COMMITMENTS AND CONTINGENT LIABILITIES

The South Group is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect The South Group's consolidated financial position or results of operations.

On February 28, 2000, plaintiff John W. Dickens filed a breach of contract lawsuit in the Court of Common Pleas for the Fifth Judicial Circuit against Anchor Financial, prior to its acquisition by The South Group. The plaintiff's amended complaint based primarily on an employment agreement sought compensation, other benefits, and actual and punitive damages for defamation, fraud in the inducement, negligent representation, detrimental reliance, and alleged violations of the South Carolina Payment of Wages Act in excess of $5 million. The plaintiff was an employee of Bailey Financial Corporation, which merged with Anchor Financial on April 9, 1999. Following the merger, the plaintiff worked for Anchor Financial until the termination of his employment on December 16, 1999. The South Group filed counterclaims denying the allegations and citing parachute payment limitations as specified in Section 280G of the Internal Revenue Code. The parties have agreed to settle the lawsuit, and The South Group's expected payments were fully accrued for as of September 30, 2001. A formal consummation of the settlement agreement is expected in the near future.

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

(11)     BUSINESS SEGMENTS

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

INCOME STATEMENT SEGMENT DATA (IN THOUSANDS)

                                                       CAROLINA       CITRUS                    ELIMINATING
                                                      FIRST BANK       BANK         OTHER         ENTRIES         TOTAL
                                                      ----------       ----         -----         -------         -----
THREE MONTHS ENDED SEPTEMBER 30, 2001:
   Net interest income                                $ 40,903       $ 6,781       $ (824)       $      -       $ 46,860
   Provision for loan losses                             4,168         1,325          (17)              -          5,476
   Noninterest income                                    9,522         1,077       14,224         (12,159)        12,664
   Noninterest expense                                  30,077         4,947       12,459         (12,159)        35,324
        Amortization                                     1,370             -           53               -          1,423
   Income tax expense                                    5,621           545          366               -          6,532
   Minority interest in consolidated
     subsidiary, net of tax                               (503)            -            -               -           (503)
   Extraordinary item, net of tax                         (689)            -            -               -           (689)
   Net income                                            9,367         1,041          592               -         11,000

THREE MONTHS ENDED SEPTEMBER 30, 2000:
   Net interest income                                $ 38,028       $ 5,993       $ (109)       $     32       $ 43,944
   Provision for loan losses                             5,816           541          352               -          6,709
   Noninterest income                                    4,309           392       14,857         (13,161)         6,397
   Noninterest expense                                  44,081         4,966       14,408         (13,129)        50,326
        Amortization                                     1,548             -           52               -          1,600
   Income tax expense (benefit)                         (2,085)          308       (1,835)              -         (3,612)
   Net income (loss)                                    (5,475)          570        1,823               -         (3,082)

NINE MONTHS ENDED SEPTEMBER 30, 2001:
   Net interest income                                $117,990       $18,166      $(2,389)       $      -      $ 133,767
   Provision for loan losses                            11,107         4,269          208               -         15,584
   Noninterest income                                   28,500         2,485       46,233         (38,514)        38,704
   Noninterest expense                                  94,078        14,357       39,854         (38,514)       109,775
        Amortization                                     4,267             -          158               -          4,425
   Income tax expense                                   14,989           701          834               -         16,524
   Minority interest in consolidated
      subsidiary, net of tax                              (905)            -            -               -           (905)
   Extraordinary item, net of tax                         (689)            -            -               -           (689)
   Cumulative effect of change in
      accounting principal, net of tax                       -             -          282               -            282
   Net income                                           24,722         1,324        3,230               -         29,276


                                                       CAROLINA       CITRUS                    ELIMINATING
                                                     FIRST BANK        BANK         OTHER         ENTRIES         TOTAL
                                                     ----------        ----         -----         -------         -----
NINE MONTHS ENDED SEPTEMBER 30, 2000:
   Net interest income                               $ 117,047       $16,774       $ (102)       $      -      $ 133,719
   Provision for loan losses                            15,981         1,771        1,384               -         19,136
   Noninterest income                                   20,357         1,234       39,215         (31,065)        29,741
   Noninterest expense                                 126,315        14,203       35,890         (31,065)       145,343
        Amortization                                     4,657             -          167               -          4,824
   Income tax expense                                      409           716         (516)              -            609
   Net income (loss)                                    (5,301)        1,318        2,355               -         (1,628)


BALANCE SHEET SEGMENT DATA (IN THOUSANDS)

                                                    CAROLINA         CITRUS                      ELIMINATING
                                                   FIRST BANK         BANK          OTHER          ENTRIES          TOTAL
                                                   ----------         ----          -----          -------          -----
SEPTEMBER 30, 2001:
   Total assets                                   $ 4,795,670      $ 746,567      $ 599,933      $ (649,291)     $ 5,492,879
   Loans - net of unearned income                   3,137,723        613,734          4,854               -        3,756,311
   Deposits                                         3,105,502        554,969              -         (25,814)       3,634,657

SEPTEMBER 30, 2000:
   Total assets                                   $ 4,592,314      $ 505,727      $ 578,333      $ (548,259)     $ 5,128,115
   Loans - net of unearned income                   3,225,579        437,799         11,425               -        3,674,803
   Deposits                                         3,341,818        425,053              -          (7,914)       3,758,957

(12)     MANAGEMENT'S OPINION

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of The South Financial Group, Inc. ("The South Group", "we", "us", or "our") on Form 10-K for the year ended December 31, 2000. Results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results that may be attained for any other period.

The South Group, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial holding company, which commenced banking operations in December 1986, and conducted business through 69 locations in South Carolina, 5 locations in North Carolina and 15 locations in northern and central Florida as of September 30, 2001. The South Group operates through the following principal subsidiaries: Carolina First Bank, a South Carolina state-chartered commercial bank; Citrus Bank, a Florida state-chartered commercial bank; and Carolina First Mortgage Company ("CF Mortgage"), a mortgage banking company. Through our subsidiaries, we provide a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of our customers.

Prior year amounts, except cash dividends declared per common share, have been restated to reflect prior acquisitions, including the June 6, 2000 merger with Anchor Financial Corporation ("Anchor Financial"). The merger was accounted for as a pooling-of-interests. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

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

EARNINGS REVIEW

OVERVIEW

Net income for the nine months ended September 30, 2001 was $29.3 million, or $0.68 per diluted share. The South Group reported a net loss of $1.6 million, or $0.04 per diluted share, for the nine months ended September 30, 2000. Restructuring and merger-related costs related to the June 2000 merger with Anchor Financial, which totaled $27.8 for the nine months ended September 30, 2000, had a significant impact on the 2000 results.

Net income for the nine months ended September 30, 2001 included the following pre-tax other items: $1.5 million gain on sale of available for sale securities, $1.3 million loss on disposition of assets and liabilities, $1.1 million extraordinary loss on the early extinguishment of debt, $1.0 million gain on equity investments, $502,000 recovery of merger-related costs related to the sale of real estate, $434,000 cumulative effect of adopting SFAS 133 and $391,000 impairment loss from write-down of assets. For the first nine months of 2000, net income included the following pre-tax other items: $27.8 million for restructuring and merger-related costs, $5.4 million loss on sale of available for sale securities primarily from restructuring the investment portfolio following the Anchor Financial merger, $3.9 million impairment loss from write-down of assets, $3.0 million loan loss provision to apply the reserve analysis methodology to Anchor Financial's loan portfolio, $2.1 million gain on equity investments, $2.1 million gain on disposition of assets and liabilities and $1.8 million for system conversion costs. Other key factors responsible for The South Group's results of operations are discussed throughout Management's Discussion and Analysis below.

At September 30, 2001, The South Group had approximately $5.5 billion in assets, $3.7 billion in loans, $3.6 billion in deposits and $476.1 million in shareholders' equity. At September 30, 2001, the ratio of nonperforming assets to loans and other real estate owned was 1.07%.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities to support such assets as well as such items as loan fees and dividend income. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 1 presents average balance sheets and a net interest income analysis on a tax equivalent basis for the three and nine months ended September 30, 2001 and 2000.

TABLE 1
-------------------------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------
                                                           2001                                2000
                                           --------------------------------    --------------------------------
                                             AVERAGE/     INCOME/   YIELD/       AVERAGE/     INCOME/    YIELD/
                                             BALANCE      EXPENSE    RATE        BALANCE      EXPENSE    RATE
                                             -------      -------    ----        -------      -------    ----
ASSETS
 Earning assets
  Loans (net of unearned income) (1)         $3,741,496    $76,432    8.10 %     $3,627,125    $85,564    9.38 %
  Investment securities (taxable) (2)         1,046,714     16,799    6.00          763,924     13,376    6.97
  Investment securities (nontaxable) (3)         84,243      1,541    7.26           83,103      1,613    7.72
  Federal funds sold                                968          8    3.28           14,121         62    1.75
  Interest-bearing bank balances                 36,819        205    2.21           33,130        466    5.60
                                           -------------                       -------------
                                                         ----------                          ----------
      Total earning assets                    4,910,240     94,985    7.67        4,521,403    101,081    8.89
                                                         ----------                          ----------
  Non-earning assets                            525,510                             555,792
                                           -------------                       -------------
      Total assets                           $5,435,750                          $5,077,195
                                           =============                       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                         $ 587,151    $ 3,472    2.35       $  542,059     $4,177    3.07
    Savings                                     114,016        570    1.98          124,522        859    2.74
    Money market                                772,515      6,798    3.49          714,042      9,712    5.41
    Time deposits                             1,626,509     22,828    5.57        1,835,139     28,558    6.19
                                           ------------- ----------            ------------- ----------
      Total interest-bearing deposits         3,100,191     33,668    4.31        3,215,762     43,306    5.36
   Borrowings                                 1,219,802     13,918    4.53          802,154     13,459    6.67
                                           ------------- ----------            ------------- ----------
    Total interest-bearing liabilities        4,319,993     47,586    4.37        4,017,916     56,765    5.62
                                                         ----------                          ----------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits                494,911                             543,550
    Other noninterest liabilities               129,537                              46,971
                                           -------------                       -------------
    Total liabilities                         4,944,441                           4,608,437
Shareholders' equity                            491,309                             468,758
                                           -------------                       -------------
  Total liabilities and shareholders' equity $5,435,750                          $5,077,195
                                           =============                       =============
Net interest margin                                        $47,399    3.83 %                   $44,316    3.90 %
                                                         ==========                          ==========
Tax-equivalent adjustment (3)                              $   539                             $   372
                                                         ==========                          ==========

(1) Nonaccrual loans are included in average balances for yield computations.
(2) The average balances for investment securities exclude the unrealized gain or loss recorded for available for sale securities.
(3) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

Note:  Average balances are derived from daily balances.


TABLE 1 (CONTINUED)
---------------------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
---------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------------------------------
                                           2001                               2000
                                        --------------------------------   --------------------------------
                                         AVERAGE/     INCOME/    YIELD/     AVERAGE/      INCOME/    YIELD/
                                         BALANCE      EXPENSE    RATE       BALANCE       EXPENSE    RATE
                                         -------      -------    ----       -------       -------    ----
ASSETS
 Earning assets
  Loans (net of unearned income) (1)    $ 3,754,478   $ 242,253    8.63 %  $ 3,490,325   $ 242,217    9.30 %
  Investment securities (taxable) (2)       938,807      45,966    6.55        785,387      40,506    6.91
  Investment securities (nontaxable) (3)     82,833       4,563    7.37         88,542       4,842    7.33
  Federal funds sold                            446          13    3.90         12,587         342    3.65
  Interest-bearing bank balances             33,458       1,168    4.67         24,068       1,218    6.78
                                        ------------ -----------           ------------  ----------
      Total earning assets                4,810,022     293,963    8.17      4,400,909     289,125    8.81
                                                     -----------                         ----------
  Non-earning assets                        533,726                            541,278
                                        ------------                       ------------
      Total assets                      $ 5,343,748                        $ 4,942,187
                                        ============                       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                    $  580,509    $ 11,686    2.69     $  575,344    $ 12,600    2.94
    Savings                                 114,421       1,887    2.20        138,503       2,757    2.67
    Money market                            744,836      22,302    4.00        671,983      25,831    5.15
    Time deposits                         1,801,287      82,781    6.14      1,719,235      75,528    5.89
                                        ------------ -----------           ------------  ----------
      Total interest-bearing deposits     3,241,053     118,656    4.89      3,105,065     116,716    5.04
   Borrowings                             1,044,276      39,943    5.11        777,610      37,006    6.38
                                        ------------ -----------           ------------  ----------
    Total interest-bearing liabilities    4,285,329     158,599    4.95      3,882,675     153,722    5.31
                                                     -----------                         ----------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits            469,053                            534,537
    Other noninterest liabilities           104,269                             47,570
                                        ------------                       ------------
    Total liabilities                     4,858,651                          4,464,782
Shareholders' equity                        485,097                            477,405
                                        ------------                       ------------
  Total liabilities and shareholders'   $ 5,343,748                        $ 4,942,187
    euity                               ============                       ============
Net interest margin                                   $ 135,364    3.76 %                $ 135,403    4.12 %
                                                     ===========                         ==========
Tax-equivalent adjustment (3)                           $ 1,597                            $ 1,684
                                                     ===========                         ==========

(1) Nonaccrual loans are included in average balances for yield computations.
(2) The average balances for investment securities exclude the unrealized gain or loss recorded for available for sale securities.
(3) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
Note:  Average balances are derived from daily balances.


Compared to 2000, fully tax-equivalent net interest income for the first nine months of 2001 remained constant at $135.4 million while the net interest margin declined to 3.76% from 4.12%. In the first nine months of 2001, the Federal Reserve reduced interest rates a total of 350 basis points. As The South Group reduced its interest rates, the decline in the earning asset yield outpaced the decline in the funding source rate. The earning asset yield declined 64 basis points to 8.17% for the nine months ended September 30, 2001 whereas the funding source rate declined only 36 basis points to 4.95% for the nine months ended September 30, 2000. The smaller decline in the funding source rate resulted primarily from the inability to reprice immediately certificates of deposit, which have defined maturity dates. Earning asset growth, however, offset the decline in net interest income from interest rate reductions. Average earning assets grew $409.1 million, or 9.3%, to $4.8 billion in the first nine months of 2001 from $4.4 billion in the first nine months of 2000, primarily from internally generated loan growth and investment securities.

During 2000, Carolina First Bank and Citrus Bank held certificate of deposit promotions designed to build customer loyalty and expand our customer base. Also, in the fall of 2000, Carolina First Bank held a deposit promotion in its coastal markets to ensure retention of customers following the Anchor Financial merger. This promotion generated approximately $200 million of one-year certificates of deposit with an annualized percentage yield of 7.50%. Of the $200 million raised in this promotion, $26 million matured in September 2001 with the remaining $174 million maturing during the fourth quarter 2001. Citrus Bank's promotions generated approximately $80 million in certificates of deposit with an average annualized percentage yield of 7.44%. As a result of the 350 basis point decline in interest rates in the first nine months of 2001, the current market rates for similar certificates of deposits are significantly lower than these promotional rates. Accordingly, we expect our net interest margin to benefit from the maturity of these certificates of deposit, which is concentrated in the fourth quarter of 2001.

Deposits generated through Bank CaroLine, an Internet bank, generally pay higher rates than those offered by our branch locations. During the first nine months of 2001, The South Group priced the Bank CaroLine deposits less aggressively than it did in 2000 in an effort to lower the overall cost of funds. Bank CaroLine deposits totaled $91.6 million as of September 30, 2001 compared with $221.2 million and $223.0 million as of December 31, 2000 and September 30, 2000, respectively.

The net interest margin increased from the second quarter of 2001 to the third quarter of 2001 with margins of 3.69% and 3.83%, respectively. This increase primarily resulted from The South Group's continuing efforts to reduce funding source rates in order to minimize the impact of reductions in earning asset yields resulting from Federal Reserve actions. The higher net interest margin in the third quarter of 2001 also reflected the repricing of certificates of deposit at significantly lower rates.

As the Federal Reserve continued to lower interest rates during the second quarter of 2001, the majority of our variable rate loans, which constitute approximately 45% of the loan portfolio, repriced downward immediately. While we continued with our prompt downward repricing of interest-bearing deposits in the third quarter, the magnitude of the repricing going forward may not completely compensate for the declines in the earning asset yield. Continued declines in interest rates would put pressure on The South Group's net interest margin due to competitive deposit markets and some deposit rates having reached what management considers to be their lower limit.

During the third quarter 2001, The South Group sold available for sale investment securities resulting in a $1.1 million pre-tax gain. In addition, The South Group recorded a $1.1 million pre-tax loss associated with the early extinguishment of debt, which was recorded as an extraordinary item. By reinvesting the proceeds and refinancing the borrowings at more favorable rates, these transactions are expected to enhance net interest income. In October 2001,

The South Group prepaid approximately $31.2 million in FHLB advances and incurred an extraordinary loss on the early extinguishment of debt of approximately $2.0 million pre-tax. The South Group continues to evaluate the relative cost and benefit of incurring additional prepayment penalties from the early extinguishment of debt and may continue to engage in such transactions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $15.6 million and $19.1 million for the first nine months of 2001 and 2000, respectively. The provision for loan losses in 2000 included $3.0 million made during the second quarter when The South Group's reserve analysis methodology was employed to determine reserve requirements for Anchor Financial's loan portfolio.

The allowance for loan and lease losses (the "Allowance") equaled 1.18% and 1.17% of loans held for investment as of September 30, 2001 and 2000, respectively. Although nonperforming loans increased by $14.4 million over this period, specific reserves allocated to these loans did not increase proportionately. Based on management's analysis of impairment as defined in SFAS 114, specific reserves allocated to nonperforming loans totaled $4.2 million and 13.1% of the total on September 30, 2001, compared with $4.3 million and 24.3% of the total on September 30, 2000.

Net charge-offs totaled $14.5 million for the first nine months of 2001, $4.5 million higher than the $10.0 million charged off during the first nine months of 2000. As an annualized percentage of average loans, net charge-offs were 0.52% for the first nine months of 2001, up from 0.38% for the comparable period in 2000. Given the current unfavorable economic outlook, management expects charge-offs to remain at 2001's higher levels, and possibly increase slightly, over the next several quarters.

NONINTEREST INCOME

Noninterest income increased to $38.7 million in the first nine months of 2001 from $29.7 million in the first nine months of 2000. Noninterest income included gains and losses on asset sales in the first nine months of 2001 and 2000. During the nine months ended September 30, 2001, noninterest income included a $1.5 million gain on the sale of available for sale securities, $1.3 million loss on disposition of assets and liabilities and $1.0 million gain on equity investments. The loss on the disposition of assets and liabilities related to a $1.0 million loss associated with the sale of four branch office locations, which closed in July 2001, and a $262,000 loss associated with the sale-leaseback of a branch office. The gain on equity investments included $1.1 million from the marking to estimated fair value and subsequent sale of an investment in Concord EFS Inc. and $63,000 gain from the sale of Affinity Technology Group, Inc. ("Affinity") common stock. These gains were partially offset by a $200,000 loss associated with the write-down of an Internet-related investment. In the first nine months of 2000, we recognized a $2.1 million net gain from equity investments and a $2.1 million gain from the sale of three branch offices. These gains were offset by losses of approximately $5.4 million on the sale of available for sale securities principally from restructuring the combined investment portfolio following completion of the Anchor Financial merger. Excluding the net gain or loss on asset sales from both periods, noninterest income increased $6.5 million, or 21%, to $37.4 million for the first nine months of 2001 from $30.9 million for the first nine months of 2000.

Service charges on deposit accounts, the largest contributor to noninterest income, rose 3% to $13.7 million in the first nine months of 2001 from $13.4 million for the same period in 2000. Average deposits, which impact service charges, increased approximately 2% for the same period. The increase in service charges was attributable to attracting new transaction accounts, improving collection of fees and adjusting fees upward to reflect competitive pricing.

Mortgage banking income includes origination fees, gains from the sale or securitization of loans, losses from the sale and valuation of mortgage servicing rights and servicing fees (net of the related amortization for the mortgage servicing rights and subservicing payments). Mortgage banking income in the first nine months of 2001 increased $1.3 million to $5.3 million from $4.0 million in the first nine months of 2000.

Mortgage originations totaled approximately $281 million and $243 million in the first nine months of 2001 and 2000, respectively. Mortgage originations are net of mortgage loans acquired through acquisition. Mortgage origination volumes increased in the first nine months of 2001 due to lower mortgage loan rates and the hiring of additional mortgage originators.

In 2001, The South Group continued its efforts to realign its mortgage banking strategy to place more emphasis on mortgage originations. In connection with these on-going efforts, The South Group has securitized mortgage loans, sold mortgage loans and sold mortgage-servicing rights. In September 2001, The South Group entered into contracts with non-affiliated companies to service mortgage loans for The South Group's affiliates. These servicing contracts, which will begin in December 2001, pertain to portfolio mortgage loans and mortgage loans for which Carolina First Bank owns the rights to subservice.

In March  2001,  The South Group  securitized  approximately  $112.2  million of mortgage portfolio loans and subsequently sold $80.4 million of these mortgage-backed securities. This transaction resulted in a $1.6 million gain, which included $634,000 associated with recording the related mortgage-servicing asset. In July 2001, we sold approximately $71.9 million of mortgage loans for a loss of $80,000. In the first nine months of 2001, The South Group recorded $605,000 in losses from the sale of mortgage servicing rights related to approximately $949 million in mortgage loans. The South Group also recorded
$510,000 in charges for the write-down in the value of capitalized mortgage servicing rights due to falling interest rates.

The servicing operations of CF Mortgage consist of servicing mortgage loans that are owned by Carolina First Bank or Citrus Bank and subservicing loans, to which the rights to service are owned by Carolina First Bank or other non-affiliated financial institutions. At September 30, 2001, CF Mortgage was servicing or subservicing 11,916 loans having an aggregate principal balance of approximately $1.1 billion. Fees related to the servicing portfolio from non-affiliated companies are offset by the related amortization for the mortgage servicing rights and subservicing payments. Servicing income does not include the benefit of interest-free escrow balances related to mortgage loan-servicing activities.

Fees for investment services, which include trust and brokerage income, in the first nine months of 2001 and 2000 were approximately $4.2 million and $4.1 million, respectively. During this period, trust income declined approximately $100,000, and brokerage income increased approximately $241,000. At September 30, 2001 and 2000, the market value of assets administered by the trust department totaled approximately $735 million and $746 million, respectively. Bank-owned life insurance increased to $5.0 million in the first nine months of 2001 from $2.5 million in the first nine months of 2000 due to increases in the cash value of life insurance policies. Merchant processing fees increased to $4.6 million in the first nine months of 2001 from $2.0 million in the first nine months of 2000 from repricing the fee schedule and attracting several new large merchants.

Other noninterest income totaled $4.3 million in the first nine months of 2001, compared with $4.7 million in the first nine months of 2000. Other noninterest income included income related to credit and debit cards, insurance commissions, international banking services and other fee-based services. The decrease in other noninterest income was largely due to $744,000 in losses on the sale of fixed assets and real estate in 2001.

In the first quarter of 2001, Carolina First Bank entered into an agreement to sell branch offices in Bennettsville, Lugoff, Liberty and McColl, South Carolina. This transaction closed in July 2001, and a loss on disposition of assets and liabilities of $970,000 was recognized during the second quarter 2001 to record the assets at their net realizable value. The loss was related to the write-off of intangible assets associated with the branches sold. The sale of branch offices in less populated and slower-growing markets is part of The South Group's goal to increase the average deposits per branch.

NONINTEREST EXPENSES

Noninterest expenses decreased to $109.8 million in the first nine months of 2001 from $145.3 million in the first nine months of 2000. Noninterest expenses in the first nine months of 2001 included $502,000 in restructuring and merger-related recoveries, which related to the sale of real estate at prices higher than estimated, and a $391,000 impairment loss from the write-down of assets, which was primarily related to lease termination fees for abandoned locations and the loss associated with subletting office space at less than the contractual lease rate. Noninterest expenses in the first nine months of 2000 included $27.8 million in restructuring and merger-related costs, a $3.9 million impairment loss from the write-down of assets, which was primarily related to leasehold improvements associated with the former operations center, $1.8 million in system conversion costs and $877,000 in other charges related to the Anchor Financial merger. Excluding these other items, noninterest expenses decreased $1.1 million, or 1%, to $109.9 million for the first nine months of 2001 from $111.0 million for the first nine months of 2000.

Personnel expense decreased to $54.0 million in the first nine months of 2001 from $56.3 million in the first nine months of 2000. Full-time equivalent employees increased to 1,357 at September 30, 2001 from 1,348 at September 30, 2000. The decline in personnel expense was largely attributable to cost savings associated with the Anchor Financial merger.

Occupancy and furniture and equipment expenses increased $465,000 to $20.9 million in the first nine months of 2001 from $20.5 million in the first nine months of 2000. This increase resulted principally from higher computer equipment fees and capitalized software amortization associated with the new core operating system. The South Group continues to dispose of real estate in connection with the Anchor Financial merger. Occupancy expenses have declined primarily from the elimination of rent and maintenance agreements associated with disposed properties.

Other noninterest expenses increased $266,000 to $30.6 million in the first nine months of 2001 from $30.3 million in the first nine months of 2000. The overall increase in other noninterest expenses was principally attributable to the overhead and operating expenses associated with increased lending and deposit activities. The largest items of other noninterest expense were telecommunications, advertising, professional and outside service fees, stationery, supplies and printing.

SYSTEM CONVERSION COSTS

From March 2000 to July 2000, The South Group and its subsidiaries converted their operating systems to the Fiserv Comprehensive Banking System.

During 2000, as a result of the system conversion process, and the related training involved with learning a new system, certain outstanding items on the general ledger, including loan funding and demand deposit account reconciliations, were not resolved in a timely manner. While the majority of the outstanding items have been resolved, The South Group has $115,000 remaining as of September 30, 2001 from the accrual to cover estimated potential charge-offs associated with the remaining outstanding items. At this time, we do not anticipate any further material changes to our consolidated financial position or results of operations related to these reconciliations.

During the first nine months of 2001, The South Group charged $585,000, against the $700,000 accrual, related to reconciliations associated with the system conversion. The South Group expects the remaining $115,000 of accrued expenses to be sufficient to cover any additional charge-offs in 2001.

INCOME TAX EXPENSE

Income tax expense for the nine months ended September 30, 2001 and 2000 was $16.5 million and $609,000, respectively. This increase was attributable to the increase in income before income taxes, minority interest, extraordinary item and cumulative effect of change in accounting principle ("pretax income" or "pretax loss").

The South Group's statutory federal and state income tax rates remained relatively consistent for both the nine months ended September 30, 2001 and the corresponding period in 2000. In spite of this, income tax expense was not proportionate to pretax income or pretax loss when comparing the periods. For the nine months ended September 30, 2000, certain significant charges relating to the merger with Anchor Financial were expensed for book purposes but were not deductible for tax purposes. These and other permanent book to tax differences, which are also not subject to deferred income taxes, were added back to our insignificant pretax loss, and resulted in taxable income. Consequently, a disproportionate provision for income tax expense exists, when comparing the nine months ended September 30, 2000 to the nine months ended September 30, 2001.

THIRD QUARTER RESULTS

Net income for the three months ended September 30, 2001 was $11.0 million, or $0.26 per diluted share. For the three months ended September 30, 2000, The South Group reported a net loss of $3.1 million, or $0.07 per diluted share, which included significant restructuring and merger-related charges, a loss from restructuring the combined investment portfolio following the Anchor Financial merger and impairment loss from write-down of assets.

Net income for the three months ended September 30, 2001 included the following pre-tax other items: $1.1 million gain on the sale of available for sale securities and $1.1 million extraordinary loss on the early extinguishment of debt. The third quarter 2001 net income also included the recovery of $89,000 of restructuring and merger-related costs and a $176,000 write-down of an impaired asset. For the three months ended September 30, 2000, the net loss included the following pre-tax other items: $7.9 million for restructuring and merger-related costs, $5.4 million loss on the sale of available for sale securities primarily from restructuring the combined investment portfolio following the Anchor Financial merger, $3.9 million impairment loss from the write-down of assets primarily related to leasehold improvements associated with the former operations center in Columbia, $2.0 million gain on the sale of two branch offices, $1.0 million in system conversion costs, $877,000 in other charges associated with the Anchor Financial merger and a $332,000 net loss on equity investments.

Net interest income increased $2.9 million to $46.9 million for the three months ended September 30, 2001 from $43.9 million for the comparable period in 2000. The third quarter 2001 net interest margin decreased to 3.83% compared with 3.90% for the third quarter of 2000. The decline was related to higher rates paid on certain certificates of deposit from targeted deposit promotions, increased reliance on borrowings to fund earning asset growth and lower noninterest-bearing deposit balances. A higher level of average earning assets, which increased 9% to $4.9 billion for the third quarter of 2001 from $4.5 billion for the third quarter of 2000, partially offset the decline.

Noninterest income, excluding the net gains on asset sales described above, increased 14% to $11.5 million for the third quarter of 2001 compared with $10.1 million for the third quarter of 2000. Fees for investment services, merchant processing fees and increases in cash value related to bank-owned life insurance contributed to this increase, which was partially offset by a $590,000 loss on the write-down and sale of real estate.

Noninterest expenses, excluding the other items described above, declined 4% to $35.2 million for the third quarter of 2001 from $36.7 million for the third quarter 2000. This decline reflected on-going efforts to control expenses and the achievement of cost savings, particularly related to personnel expenses and occupancy, from the June 2000 merger with Anchor Financial.


BALANCE SHEET REVIEW

LOANS

At September 30, 2001, The South Group had total loans outstanding of $3.7 billion, which equaled 102% of our total deposits and 68% of our total assets. Loans are the largest category of earning assets and produce the highest yields. The loan portfolio consists principally of commercial real estate loans, commercial loans, consumer loans (including both direct and indirect loans) and one-to-four family residential mortgage loans. Substantially all loans are to borrowers domiciled in our market areas in South Carolina, Florida and North Carolina. The portfolio does not contain any foreign loans or any Highly Leveraged Transactions, as defined by regulatory authorities.

Table 2 summarizes loans outstanding and percentage of loans in each category, showing the composition sorted by collateral type.

TABLE 2
-------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                       SEPTEMBER 30,
                                                          -----------------------------------         DECEMBER 31,
                                                               2001                   2000                2000
                                                               ----                   ----                ----

Commercial, financial and agricultural                      $  722,220           $   530,706           $   561,360
Real estate - construction                                     507,587               529,699               458,577
Real estate - residential mortgages
  (1-4 family)                                                 708,338               878,196               890,693
Commercial secured by real estate (1)                        1,289,154             1,252,159             1,348,604
Consumer                                                       511,832               457,806               460,668
Credit cards                                                         -                13,512                     -
Lease financing receivables                                      1,010                 5,817                 4,186
                                                     ------------------     -----------------     -----------------
Loans held for investment                                    3,740,141             3,667,895             3,724,088
Loans held for sale                                             16,691                 9,098                12,630
                                                     ------------------     -----------------     -----------------
   Total gross loans                                         3,756,832             3,676,993             3,736,718
Unearned income                                                    521                 2,190                 1,536
Allowance for loan losses                                       43,944                42,847                43,024
                                                     ------------------     -----------------     -----------------
   Total net loans                                         $ 3,712,367           $ 3,631,956           $ 3,692,158
                                                     ==================     =================     =================

-------------------------------------------------------------------------------------------------------------------
PERCENTAGE OF LOANS HELD FOR INVESTMENT IN CATEGORY
-------------------------------------------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,
                                                     ----------------------------------------             DECEMBER 31,
                                                                 2001                   2000                  2000
                                                                 ----                   ----                  ----

Commercial, financial and agricultural                           19.31 %               14.47 %               15.07 %
Real estate - construction                                       13.57                 14.44                 12.31
Real estate - residential mortgages
  (1-4 family)                                                   18.94                 23.94                 23.92
Commercial secured by real estate (1)                            34.47                 34.14                 36.22
Consumer                                                         13.68                 12.48                 12.37
Credit cards                                                         -                  0.37                     -
Lease financing receivables                                       0.03                  0.16                  0.11
                                                     ------------------     -----------------     -----------------
    Total                                                       100.00 %              100.00 %              100.00 %
                                                     ==================     =================     =================

(1) This category includes loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment and facilities.  At September 30, 2001, such loans were approximately half of the category total.

From December 31, 2000 to September 30, 2001, commercial, financial and agricultural loans grew 29%, primarily from diversification strategies designed to reduce the relative portfolio concentration in commercial real estate loans. The consumer loan growth of 11% was primarily in indirect auto loans (loans purchased from car dealers) at Citrus Bank. The construction growth of 11% was primarily composed of single-family residential development and construction loans at Citrus Bank. The decline in residential mortgage loans reflects the securitization or sale of $184.1 million of mortgage loans in the first nine months of 2001.

In March 2001, The South Group securitized approximately $112.2 million of residential mortgage loans from the held for investment portfolio and subsequently sold $80.4 million of these mortgage-backed securities. The remaining $31.8 million of mortgage-backed securities was included in our securities available for sale. In connection with this transaction, we recorded a $1.6 million gain, which was included in mortgage banking income. In July 2001, The South Group sold $71.9 million of residential mortgage loans, previously transferred from the held for investment portfolio to loans held for sale, for a nominal loss.

The South Group's loans held for investment, net of unearned income increased $73.9 million, or 2.0%, to approximately $3.74 billion at September 30, 2001 from $3.67 billion at September 30, 2000. After adjusting for the securitization or sale of mortgage loans, loans held for investment, net of unearned income increased approximately $258.0 million, or 7.1%, from September 30, 2000. The majority of the loan growth was from commercial and consumer loans, primarily in our Florida markets.

The tragic events of September 11th prompted immediate banking industry concerns surrounding credit exposure to the airline, insurance and tourism industries. The South Group's loan portfolio has limited exposure to the airline and insurance industries. Tourism is an important component of the economy in Myrtle Beach and Orlando, two of our key markets. Myrtle Beach is a seasonal market that winds down in September and is a "drive-to" rather than "fly-to" destination. Consequently, the impact on this market has been relatively minor. Tourism has slowed in Orlando, and hotel occupancy rates have fallen. As of September 30, 2001, The South Group's Orlando hotel or motel loan exposure was limited to nine loans, which totaled approximately $32.1 million.

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

As of September 30, 2001 and September 30, 2000, the Allowance totaled $43.9 million and $42.8 million, respectively, or 1.18% and 1.17%, respectively, of loans held for investment, net of unearned income. During the first nine months of 2001, the Allowance was reduced $162,000 as a consequence of the securitization or sale of residential mortgage loans. The Allowance to nonperforming loans ratio was 1.28 times and 2.16 times at September 30, 2001 and 2000, respectively. Nonperforming loans increased to $34.2 million as of September 30, 2001 from $19.8 million as of September 30, 2000. See "Credit Quality." Our analysis of Allowance adequacy includes an impairment analysis for each nonperforming commercial loan.

Table 3 summarizes the changes in the Allowance.
------------------------------------------------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
------------------------------------------------------------------------------------------------------------------------

                                                                               AT AND FOR
                                                                            THE NINE MONTHS             AT AND FOR
                                                                            ENDED SEPTEMBER 30,       THE YEAR ENDED
                                                            --------------------------------------     DECEMBER 31,
                                                                     2001               2000                 2000
                                                                     ----               ----                 ----

Loan loss reserve at beginning of year                            $ 43,024           $ 33,756               $ 33,756
Allowance adjustment for loans sold                                   (162)               (82)                  (252)
Net charge-offs:
 Loans charged-off                                                 (16,971)           (11,672)               (16,073)
 Loans recovered                                                     2,469              1,709                  2,215
                                                           ----------------   ----------------   --------------------
                                                                   (14,502)            (9,963)               (13,858)
Additions to reserve through provision
 expense                                                            15,584             19,136                 23,378
                                                           ----------------   ----------------   --------------------
Loan loss reserve at end of period                                $ 43,944           $ 42,847               $ 43,024
                                                           ================   ================   ====================

Average loans                                                  $ 3,754,478        $ 3,490,325            $ 3,545,336
Loans held for investment, net of
 unearned income (period end)                                    3,739,620          3,665,705              3,722,552
Net charge-offs as a percentage of
 average loans (annualized)                                           0.52 %             0.38 %                 0.39 %
Allowance for loan losses as a percentage
 of loans excluding loans held for sale                               1.18               1.17                   1.16

The following summarizes impaired loan information (in thousands), all of which are on nonaccrual, at and for the nine months ended September 30:

                                                                                             2001            2000
                                                                                             ----            ----
Impaired loans                                                                              $31,946        $ 17,699
Average investment in impaired loans                                                         26,730          14,500
Related allowance                                                                             4,178           4,306
Recognized interest income                                                                      296             829
Foregone interest                                                                             1,739             525

Nonaccrual loans were $34.2 million and $19.8 million as of September 30, 2001 and 2000, respectively. Interest income recognized on nonaccrual loans totaled approximately $297,000 and $902,000 for the nine months ended September 30, 2001 and 2000, respectively.

SECURITIES

At September 30, 2001, The South Group's investment portfolio totaled $1.2 billion, up $266.8 million from the $904.2 million invested as of September 30, 2000 and up $271.5 million from the $899.5 million invested as of December 31, 2000. Securities (i.e., securities held for investment, securities available for sale, and trading securities) averaged $1.0 billion in the first nine months of 2001, up 17% from the $873.9 million average in the first nine months of 2000. A significant portion of the increase was attributable to the purchase of securities to match fund against additional borrowings. The South Group expects an increase in such transactions during the fourth quarter.

The average portfolio yield decreased in the first nine months of 2001 to 6.61% from 6.93% in the first nine months of 2000. The securities yield decreased due to a lower level of general interest rates. During the first nine months of 2001, due to the declining interest rate environment, U.S. government agencies were called prior to the stated maturities, and prepayments associated with mortgage-backed securities accelerated. The agency securities, which were called during the first nine months of 2001, were replaced primarily with mortgage-backed securities to further enhance portfolio yields. The composition of the investment portfolio as of September 30, 2001 follows: mortgage-backed securities 76%, treasuries and agencies 6%, state and municipalities 7%, and other securities 11% (which included equity investments described below).

EQUITY INVESTMENTS

Investment in Net.B@nk, Inc. At September 30, 2001, The South Group owned 1,175,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 4% of the outstanding shares. Net.B@nk owns and operates Net.B@nk, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. The South Group's investment in Net.B@nk, which is included in securities available for sale and has a basis of approximately $326,000, was recorded at its pre-tax market value of approximately $9.8 million as of September 30, 2001. The South Group's shares of Net.B@nk common stock are "restricted" securities, as that term is defined in federal securities law.

Investment in Affinity Technology Group, Inc. At September 30, 2001, The South Group, through its subsidiary Blue Ridge Finance Company, Inc. ("Blue Ridge"), owned 4,876,340 shares of common stock of Affinity, or approximately 12% of the outstanding shares. The South Group's investment in Affinity, which is included in securities available for sale and has a basis of approximately $433,000, was recorded at its pre-tax market value of approximately $293,000 as of September 30, 2001. During the first nine months of 2001, The South Group sold approximately 348,000 shares of Affinity common stock for a pre-tax gain of $63,000. The South Group's shares in Affinity are "restricted" securities, as that term is defined in federal securities law.

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

Investments in Banks and Transaction Processing Company. As of September 30, 2001, The South Group had equity investments in fourteen community banks located in the Southeast. In each case, we own less than 5% of the community bank's outstanding common stock. The South Group has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. As of September 30, 2001, equity investments in the community banks, included in securities available for sale with a basis of approximately $9.1 million, were recorded at their pre-tax market value of approximately $8.5 million.

As a result of our merger with Anchor Financial, we have an investment in Rock Hill Bank & Trust. The investment, which is included in securities available for sale and has a basis of approximately $3.1 million, was recorded at its pre-tax market value of approximately $4.6 million as of September 30, 2001. The South Group also has an investment in Nexity Financial Corporation, an Internet bank, which is recorded at its basis of $500,000.

The South Group owned 24,103 shares of Concord EFS Inc., a transaction processing company, following its February 2001 acquisition of Star Systems, Inc., an electronic payment network. During the first quarter 2001, we recognized a $758,000 gain associated with marking our investment to estimated fair value as of the Concord EFS Inc. acquisition date. In June 2001, we sold all 24,103 shares of Concord EFS Inc. for an additional $360,000 gain.

CF Investment Company. CF Investment Company is a Small Business Investment Company, licensed through the Small Business Administration. Its principal focus is to invest in companies that have a bank-related technology or service The South Group and its subsidiaries can use. As of September 30, 2001, CF Investment Company had invested approximately $1.5 million (principally in the form of loans) in companies specializing in electronic document management and Internet-related services.

CF Investment Company's loans represent a higher credit risk to us due to the start-up nature of these companies. During the second quarter of 2001, The South Group incurred a $200,000 loss related to the write-down of an investment in an Internet-related company.

INTANGIBLE ASSETS AND OTHER ASSETS

The intangible assets balance at September 30, 2001 of $98.5 million consisted of goodwill of $92.7 million and core deposit balance premiums of $5.8 million. The intangible assets balance at September 30, 2000 of $109.0 million consisted of goodwill of $101.5 million and core deposit balance premiums of $7.5 million. The decline in the intangible assets balances was attributable to the amortization of intangibles and the write-off of intangible assets associated with the sale of branches.

Other assets increased $65.9 million to $204.8 million at September 30, 2001 from $138.8 million at September 30, 2000. This increase was largely attributable to balances for bank-owned life insurance, which increased $54.0 million to $107.7 million at September 30, 2001. Mortgage servicing rights totaled $10.8 million and $26.7 million at September 30, 2001 and 2000, respectively. The balance for mortgage servicing rights declined primarily due to the fourth quarter 2000 and first quarter 2001 sales of rights.

DEPOSITS

The South Group's primary source of funds for loans and investments is its deposits that are gathered through the branch networks of Carolina First Bank and Citrus Bank and on the Internet through Bank CaroLine. Deposits provided funding for 77% and 83% of average earning assets for the nine months ended September 30, 2001 and 2000, respectively. Carolina First Bank and Citrus Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, we have developed other sources, such as FHLB advances, to fund loan demand.

At September 30, 2001, deposits totaled $3.6 billion, down 3% from the prior year balance and 7% from December 31, 2000. Average deposits increased 2% to $3.7 billion for the nine months ended September 30, 2001 from $3.6 billion for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, total interest-bearing deposits averaged $3.2 billion with a rate of 4.89%, compared with $3.1 billion with a rate of 5.04% for the corresponding period in 2000. Deposit pricing remains very competitive, and we expect this pricing environment to continue. In addition, we have experienced higher deposit costs associated with targeted deposit promotions to attract and retain customers in connection with mergers, new markets and new products. With the maturity of higher rate certificates of deposit, The South Group may elect to rechannel some of these balances to lower cost funding sources, thereby decreasing deposits and increasing borrowings.

Table 1 in "EARNINGS REVIEW--Net Interest Income" details average balances for the deposit portfolio for the nine months ended September 30, 2001 and 2000. On average, time deposits grew $82.1 million, or 5%, and money market accounts increased $72.9 million, or 11%. This growth was due to certificates of deposit and money market promotions in select markets and increases in brokered certificates of deposit. The growth in time deposits and money market accounts was partially offset by declines in savings accounts of $24.1 million and noninterest-bearing deposits of $65.5 million.

Although noninterest-bearing deposits declined from the comparable prior year period, these average balances increased each quarter of 2001 to $494.9 million for the third quarter 2001 from $474.0 million and $438.3 million for the second and first quarters of 2001, respectively. In addition, average time deposits declined each quarter of 2001 to $1.6 billion for the third quarter 2001 from $1.8 billion and $1.9 billion for the second and first quarters of 2001, respectively. The decline in time deposit balances was largely attributable to offering fewer certificate of deposit promotions in 2001 and reducing Bank CaroLine's certificate of deposit rates.

At September 30, 2001, total deposits for Bank CaroLine, an Internet bank, totaled $91.6 million, down from $223.0 million as of September 30, 2000 and $221.2 million as of December 31, 2000. Deposits for Bank CaroLine declined significantly, due to offering less aggressive interest rates in an effort to lower the overall cost of funds. At September 30, 2001, The South Group had $129.9 million in brokered certificates of deposit under $100,000, compared with $99.2 million at September 30, 2000. We consider these funds as an alternative funding source available to use while continuing to maintain and grow our local deposit base.

Time deposits of $100,000 or more represented 15% and 17% of total deposits at September 30, 2001 and 2000, respectively. Our large denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds.

BORROWED FUNDS

The South Group's short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances, commercial paper, and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes, FHLB borrowings, an employee stock ownership plan note payable and a mortgage note payable. In the first nine months of 2001, average borrowings totaled $1.0 billion compared with $777.6 million for the same period in 2000. This increase was primarily attributable to an increased reliance on short-term borrowings, including FHLB advances, to support earning asset growth and to match fund increases in investment securities.

Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $680.2 million and $235.5 million at September 30, 2001 and 2000, respectively. Balances in these accounts can fluctuate on a day-to-day basis. At September 30, 2001 and 2000, FHLB advances totaled $479.3 million and $547.4 million, respectively. FHLB advances are a source of funding which The South Group uses depending on the current level of deposits and management's willingness to raise deposits through market promotions. In 2001, as a result of the significant decline in interest rates, The South Group implemented a program of periodically increasing its long-term FHLB advances to lock in lower borrowing rates. As of September 30, 2001, long-term FHLB advances totaled $333.6 million (excluding $31.2 million prepaid in October 2001), up from $276.5 million as of December 31, 2000.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity amounted to $476.1 million, or 8.7% of total assets, at September 30, 2001, compared with $476.9 million, or 9.3% of total assets, at September 30, 2000. At December 31, 2000, total shareholders' equity was $468.7 million, or 9.0% of total assets. The increase in total shareholders' equity since December 31, 2000 resulted principally from the retention of earnings and an increase in the net unrealized gain on securities. Cash dividends paid and the stock repurchase program partially offset these increases.

In December 2000, we initiated a stock repurchase program for up to two million shares. In September 2001, the stock repurchase program was expanded to up to three million shares, or approximately 7% of our outstanding shares. In connection with the program, The South Group has repurchased 2,297,376 shares, including 1,450,000 shares purchased during the first nine months of 2001. We may continue to repurchase shares depending upon current market conditions and available cash.

Book value per share at September 30, 2001 and 2000 was $11.53 and $11.06, respectively. Tangible book value per share at September 30, 2001 and 2000 was $9.14 and $8.53, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch purchases and acquisitions accounted for as purchases.

The South Group and its banking subsidiaries exceeded the well-capitalized requirements at September 30, 2001. Table 4 sets forth various capital ratios for The South Group and its banking subsidiaries.

Table 4
-------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
-------------------------------------------------------------------------------------------------------------------------

                                                                           WELL                ADEQUATELY
                                               SEPTEMBER 30,            CAPITALIZED            CAPITALIZED
                                                  2001                  REQUIREMENT            REQUIREMENT
                                                  ----                  -----------            -----------
THE SOUTH GROUP:
Total risk-based capital                          10.64 %                    n/a                    n/a
Tier 1 risk-based capital                          8.52                      n/a                    n/a
Leverage ratio                                     6.94                      n/a                    n/a

CAROLINA FIRST BANK:
Total risk-based capital                          10.82 %                  10.00 %                 8.00 %
Tier 1 risk-based capital                          8.84                     6.00                   4.00
Leverage ratio                                     6.94                     5.00                   4.00

CITRUS BANK:
Total risk-based capital                          10.65 %                  10.00 %                 8.00 %
Tier 1 risk-based capital                          9.50                     6.00                   4.00
Leverage ratio                                     8.69                     5.00                   4.00

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

As of September 30, 2001, there have been no material changes from the market risk sensitivity analysis in The South Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. The disclosures related to the market risk of The South Group should be read in conjunction with The South Group's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations included in The South Group's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Beginning in the first quarter of 2001, we began modeling a gradual increase/decrease in rates rather than an immediate change. This change was made because rates typically change gradually over time rather than abruptly, and thus, the information provided is more meaningful. According to the model as of September 30, 2001, The South Group is positioned so that net interest income will increase $6.6 million in the next twelve months if interest rates rise 200 basis points and will decrease $2.9 million in the next twelve months if interest rates decline 200 basis points. The larger increase in net interest income when interest rates are increased is primarily due to the assumptions related to mortgage-backed securities. In the increasing interest rate model, the prepayment speed is slower than in the flat and declining interest rate models, and, thus, the balances remain at higher levels at the higher rates assumed in the increasing scenario.

The assumptions related to deposit repricings also influence the changes in net interest income when interest rates are adjusted. In both the increasing and decreasing rate scenarios, we assume that deposit rates will not change by the full 200 basis points. Due to the interest rate cuts that occurred during the first nine months of 2001 and the prompt repricing of interest-bearing deposits, some of our deposit rates are nearing what management considers to be an acceptable lower level. Accordingly, in the declining rate scenario, the model assumes that certificate of deposit rates will not decline below 1.00% thus limiting the interest expense reduction from repricing certificates of deposit by the entire 200 basis points.

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

We use interest sensitivity gap ("GAP position") analysis to monitor the relationship between the maturity and repricing of rate sensitive assets and rate sensitive liabilities during a given time frame. Our GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At September 30, 2001, on a cumulative basis through twelve months, rate-sensitive assets exceeded rate-sensitive liabilities, resulting in an asset sensitive position of $275.9 million. The majority of this change from the relatively neutral position at the end of the second quarter related to the acceleration of prepayments for mortgage-backed securities, which is typical in a declining rate environment. In addition, assumptions regarding mortgage loan sales shifted assets from long-term to short-term repricing. The GAP position is based on The South Group's forecast which holds interest rates at their current levels for the entire twelve-month period.

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

At September 30, 2001, the fair value of derivative assets totaled $1.9 million and was related to fair value hedges and derivatives with no hedging designation. At September 30, 2001, the fair value of derivative liabilities totaled $953,000 and was attributable to cash flow hedges. The South Group's derivative and hedging activities are discussed in further detail in Notes 7 and 8 of the Consolidated Financial Statements.

LIQUIDITY

Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service and manage operations on an ongoing basis. Funds are primarily provided by Carolina First Bank and Citrus Bank through customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments and earnings. Proper liquidity management is crucial to ensure that The South Group is able to take advantage of new business opportunities as well as meet the demands of its customers.

Investment  securities  are  an  important  tool  to our  liquidity  management.
Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs and/or significant prepayment risk.

Net cash provided by operations and deposits from customers have been the primary sources of liquidity for us. Liquidity is also enhanced by the ability to acquire new deposits through Carolina First Bank's and Citrus Bank's established branch network of 89 branches in South Carolina, North Carolina and Florida. In addition, we can raise deposits on the Internet through Bank CaroLine. The liquidity needs of Carolina First Bank and Citrus Bank are a factor in developing their deposit pricing structure; deposit pricing may be altered to retain or grow deposits if deemed necessary.

Carolina First Bank and Citrus Bank have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. At September 30, 2001, unused borrowing capacity from the FHLB totaled approximately $9.8 million with an outstanding balance of $479.3 million (of which $31.2 million was prepaid in October 2001). The unused borrowing capacity from the FHLB could increase due to the ability to borrow against commercial real estate loans. At September 30, 2001, Carolina First Bank and Citrus Bank had unused short-term lines of credit totaling approximately $261.5 million (which are withdrawable at the lender's option). Management believes that these sources are adequate to meet its liquidity needs.

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

TABLE 6
--------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                     SEPTEMBER 30,
                                                              ------------------------------       DECEMBER 31,
                                                                 2001              2000               2000
                                                                 ----              ----               ----

Nonaccrual loans                                                 $ 34,222          $ 19,846           $ 18,413
Restructured loans                                                      -                 -                  -
                                                              ------------      ------------       ------------
  Total nonperforming loans                                        34,222            19,846             18,413
Other real estate owned                                             5,846             2,977              3,101
                                                              ------------      ------------       ------------
  Total nonperforming assets                                     $ 40,068          $ 22,823           $ 21,514
                                                              ============      ============       ============
Nonperforming assets as a percentage
  of loans and other real estate owned (1)                           1.07 %            0.62 %             0.58 %
                                                              ============      ============       ============
Net loan charge-offs as a percentage
  of average loans (annualized)                                      0.52              0.38               0.42
                                                              ============      ============       ============
Loans past due 90 days still accruing
  interest (2)                                                   $ 11,656           $ 9,838           $ 10,682
                                                              ============      ============       ============
Allowance for loan losses as a
  percentage of nonperforming loans                                  1.28 x            2.16 x             2.34 x
                                                              ============      ============       ============

(1) Calculated using loans held for investment, net of unearned income.
(2) Substantially all of these loans are consumer and residential mortgage loans.

As a percentage of loans and other real estate owned, nonperforming assets were 1.07% at September 30, 2001, compared with 0.58% as of December 31, 2000 and 0.62% as of September 30, 2000. Compared with the preceding quarter end, nonperforming loans decreased $944,000 to $34.2 million, or 0.92% of loans held for investment, as of September 30, 2001 from $35.2 million, or 0.95% of loans held for investment, as of June 30, 2001.

As of September 30, 2001, nonperforming loans were concentrated in seven credit relationships, which accounted for 56% of the nonperforming loan balance. Our estimated loss exposure for these seven relationships was $1.5 million as of September 30, 2001. Total estimated impairment on all commercial nonaccrual loans totaled $4.2 million as of September 30, 2001, down 38% from $6.8 million as of June 30, 2001.

Net loan charge-offs totaled $14.5 million and $10.0 million in the first nine months of 2001 and 2000, respectively, or 0.52% and 0.38%, respectively, as an annualized percentage of average loans. Uncertainty in the economic outlook has increased, making charge-off levels in future periods less predictable. In addition, as the economic climate softens, the flow of loans into nonaccrual status and other real estate loans increases. However, loss exposure in the portfolio is identified, reserved, and closely monitored to ensure that changes are promptly addressed in the analysis of Allowance adequacy. As of September 30, 2001, management believes the Allowance to be adequate, based on management's assessment of probable losses, including an impairment analysis for each nonperforming loan.

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

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

In connection with the transitional goodwill impairment evaluation, SFAS 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, The South Group must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, is compared to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle, in our consolidated statements of income.

As of the date of adoption, The South Group expects to have unamortized goodwill in the amount of $91.6 million and unamortized identifiable intangible assets in the amount of $5.5 million, which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $4.8 million pre-tax (or $4.7 million after-tax) and $3.4 million pre-tax (or $3.3 million after-tax) for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement.

SFAS 144 also supersedes the accounting and reporting provisions of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transactions on the ongoing operations of an entity.

The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The South Group will adopt SFAS 144 on January 1, 2002 and has not yet determined the impact from adoption.

                           PART II. OTHER INFORMATION



ITEM 1   LEGAL PROCEEDINGS

         See Note 10 to the Consolidated Financial Statements for a discussion of legal proceedings.


ITEM 2   CHANGE IN SECURITIES

         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1     First Amendment dated September 19, 2001 to the Noncompetition,  Severance and Employment  Agreement by and between Stephen
         L. Chryst and The South Financial Group, Inc. and Carolina First Bank.

10.2     First  Amendment dated September 19, 2001 to the  Noncompetition,  Severance and Employment  Agreement by and between Tommy
         E. Looper and The South Financial Group, Inc. and Carolina First Bank.

10.3     Standstill  Agreement  dated  August 16,  2001 by and among The South Financial Group,  Inc.,  Mid-Atlantic Investors,  and
         Individuals set forth in the Agreement.


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