Form 10-K405
period 2001-12-31
SOUTH FINANCIAL GROUP INC
filed 2002-03-19
CIK 797871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock and non-voting common stock held by nonaffiliates of the registrant, computed by reference to the closing price of such stock, as of March 1, 2002 was $779,944,611.

     The number of shares outstanding of the Registrant's common stock, $1.00 par value was 41,305,910 at March 1, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

INCORPORATED DOCUMENT                                         LOCATION IN FORM
Portions of Proxy Statement dated March 22, 2002              10-K
                                                              Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      (This Page Intentionally Left Blank)

                             CROSS REFERENCE INDEX

                                                                                        PAGE
                                                                                        ----
PART I
             Item 1.      Business....................................................    2
             Item 2.      Properties..................................................    9
             Item 3.      Legal Proceedings...........................................    9
             Item 4.      Submission of Matters to a Vote of Shareholders.............   10
PART II
             Item 5.      Market for the Registrant's Common Stock and Related
                          Shareholder Matters.........................................   10
             Item 6.      Selected Financial Data.....................................   11
             Item 7.      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...................................   12
             Item 7a.     Quantitative and Qualitative Disclosures About Market
                          Risk........................................................   44
             Item 8.      Financial Statements and Supplementary Data.................   45
             Item 9.      Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure....................................   88
PART III
             Item 10.     Directors and Executive Officers of the Registrant..........   88
             Item 11.     Executive Compensation......................................   88
             Item 12.     Security Ownership of Certain Beneficial Owners and
                          Management..................................................   88
             Item 13.     Certain Relationships and Related Transactions..............   88
PART IV
             Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.........................................................   88

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     The South Financial Group, Inc. ("TSFG"), a South Carolina corporation formed in 1986, is a financial holding company, as defined by the Gramm-Leach-Bliley Act of 1999 (the "GLB"). Headquartered in Greenville, South Carolina, TSFG operates through the following principal subsidiaries: Carolina First Bank, a South Carolina state-chartered commercial bank; Citrus Bank, a Florida state-chartered commercial bank; and Carolina First Mortgage Company ("CF Mortgage"), a South Carolina corporation.

     TSFG's subsidiaries provide a full range of banking services, including mortgage, trust and investment services, designed to meet substantially all of the financial needs of its customers. TSFG currently conducts business through 69 locations in South Carolina, 5 locations in North Carolina, and 16 locations in northern and central Florida. At December 31, 2001, TSFG had approximately $6.0 billion in assets, $3.7 billion in loans, $3.6 billion in deposits, $458.2 million in shareholders' equity, and $731.8 million in market capitalization.

     Through Carolina First Bank, TSFG currently serves four principal market areas in South Carolina: the Greenville and Anderson metropolitan areas and surrounding counties (located in the Upstate region of South Carolina); the Columbia metropolitan area and surrounding counties (located in the Midlands region of South Carolina); the Myrtle Beach and Georgetown metropolitan areas and surrounding counties (located in the northern Coastal region of South Carolina); and the Charleston and Hilton Head metropolitan areas (located in the central Coastal region of South Carolina). The principal market areas represent the four largest Metropolitan Statistical Areas in the state. In addition, Carolina First Bank has branch locations in other counties in South Carolina. Myrtle Beach and Hilton Head Island are coastal resort areas that serve a significant number of tourists primarily during the summer months. Because of the seasonal nature of these market areas, most of the businesses, including financial institutions, are subject to moderate swings in activity between the winter and summer months. Carolina First Bank also has five branch offices in the coastal communities of Wilmington, Hampstead, and Jacksonville, North Carolina.

     Through Citrus Bank, TSFG currently serves two principal market areas in
Florida: the Orlando metropolitan area and the Jacksonville metropolitan area.

     In response to opportunities resulting from the takeovers of several South Carolina-based banks by larger southeastern regional bank holding companies, TSFG began its operations in 1986 with the de novo opening of Carolina First Bank in Greenville. TSFG observed a very similar opportunity in northern and central Florida where banking relationships were in a state of flux due to bank mergers. In 1999, TSFG entered Florida and applied the same strategy, which has proven to be successful in South Carolina and North Carolina, to these areas of the Florida market.

     TSFG has pursued a strategy of growth through internal expansion and the acquisition of branch locations and financial institutions in selected market areas. TSFG has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers.

     At December 31, 2001 and 2000, TSFG had no interests in non-consolidated special purpose entities.

SUBSIDIARY BANKS

     Carolina First Bank. Carolina First Bank, headquartered in Greenville, South Carolina, engages in a general banking business through 69 branches in 45 communities in South Carolina and 5 branches in 3 communities in North Carolina. Carolina First Bank's focus is on small and middle market businesses and consumers in its market areas. Carolina First Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans, cash management programs, trust functions, safe deposit services, and certain insurance and brokerage services. In 1999, Carolina First Bank began offering Internet banking services, including bill payment, through Carolina First Bank's web site and Bank CaroLine, an Internet-only banking product. The Federal Deposit Insurance Corporation ("FDIC") insures Carolina First Bank's deposits.

     In December 1998, Carolina First Bank formed Carolina First Mortgage Loan Trust, a majority-owned real estate investment trust that holds mortgage-related assets. At December 31, 2001, Carolina First Mortgage Loan Trust's assets totaled approximately $914.3 million. In September 2001, Carolina First Bank formed SCOREIT, Inc., a real estate investment trust holding company, and transferred its ownership of Carolina First Mortgage Loan Trust to SCOREIT, Inc.

     Citrus Bank. Citrus Bank, headquartered in Orlando, Florida, engages in a general banking business through 16 branches in 12 communities in Florida. Citrus Bank's focus is on small and middle market businesses and consumers in its market areas. Citrus Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans, cash management programs, trust functions, safe deposit services, and certain insurance and brokerage services. In 2000, Citrus Bank began offering Internet banking services, including bill payment, through Citrus Bank's web site. The FDIC insures Citrus Bank's deposits.

     In July 2001, Citrus Bank formed Citrus REIT Corporation, a majority-owned real estate investment trust that holds mortgage-related assets. At December 31, 2001, Citrus REIT Corporation's assets totaled approximately $149.9 million. In September 2001, Citrus Bank formed FLOREIT, Inc., a real estate investment trust holding company, and transferred its ownership of Citrus REIT Corporation to FLOREIT, Inc.

NON-BANK SUBSIDIARIES

     Blue Ridge Finance Company, Inc. In December 1995, TSFG acquired Blue Ridge Finance Company, Inc. ("Blue Ridge"), a consumer finance company headquartered in Greenville, South Carolina. Blue Ridge operates from one location and, at December 31, 2001, had approximately $6.5 million in total assets. Blue Ridge has an indirect automobile lending portfolio and ceased making new loans as of 1999.

     Carolina First Guaranty Reinsurance, Ltd. Carolina First Guaranty Reinsurance, Ltd. ("CFGRL") is a wholly-owned captive reinsurance subsidiary established in December 1998 to provide credit-related insurance services to customers of Carolina First Bank and Citrus Bank.

     Carolina First Investment Limited Partnership. Carolina First Investment Limited Partnership ("CFILP") is a South Carolina limited partnership established in December 1999. In conjunction with the formation of CFILP, TSFG and several of its subsidiaries transferred a portion of their existing investment portfolios to CFILP in exchange for a limited partnership interest. CFILP engages in the business of holding and managing investment assets. CFILP was formed to achieve economies of scale and economic leverage by centralizing the management of certain investment assets.

     CF Investment Company. CF Investment Company ("CF Investment"), headquartered in Greenville, South Carolina and licensed through the Small Business Administration, is a Small Business Investment Company. CF Investment is a wholly-owned subsidiary of Blue Ridge. CF Investment's principal focus is investing in companies that have a bank-related technology or service that TSFG or its subsidiaries can use. As of December 31, 2001, CF Investment Company had invested approximately $1.4 million in a company specializing in electronic document management services.

     CF Mortgage. CF Mortgage, headquartered in Columbia, South Carolina, engages primarily in originating and underwriting one-to-four family residential mortgage loans and selling mortgage loans in the secondary market. Beginning in December 2001, TSFG contracted with non-affiliated companies to service mortgage loans for TSFG. Previously, CF Mortgage serviced these loans. Mortgage loan originations are principally produced by originators in eleven communities in South Carolina, two communities in Florida, and one community in North Carolina. TSFG sells the majority of conforming mortgage loans into the secondary market.

     CF Technology Services Company. TSFG established CF Technology Services Company ("CF Technology"), headquartered in Lexington, South Carolina in January 2000. CF Technology's mission is to create customer and shareholder value by developing and delivering superior technology and financial-based products and services. CF Technology strives to provide competitive advantages, increase revenue, produce efficiencies, and strengthen customer relationships through innovative use of information technology. CF Technology has adopted state-of-the-art security and business recovery processes to safeguard vital corporate assets and information.

     South Financial Capital Trust I. In November 2001, TSFG formed South Financial Capital Trust I (the "Capital Trust") for the exclusive purpose of (1) issuing and selling capital securities representing undivided beneficial interests in the assets of the Capital Trust, (2) investing the gross proceeds from such sale to acquire debentures, and (3) engaging in only those other activities incidental thereto that are deemed necessary or advisable by the Trustees.

BUSINESS SEGMENTS

     Item 8, Note 34 to the Consolidated Financial Statements discusses TSFG's business segments, which information is incorporated herein by reference.

COMPETITION

     Each of TSFG's markets is highly competitive with all of the largest banks in the state represented. The competition among the various financial institutions is based upon a variety of factors including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, TSFG competes with other financial institutions including securities firms, insurance companies, credit unions, leasing companies, and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina, North Carolina, Florida, and the Southeastern region. As a result, TSFG concentrates its efforts on small- to medium-sized businesses and individuals. TSFG believes it competes effectively in this market segment by offering quality, personal service.

EMPLOYEES

     At December 31, 2001, TSFG and its subsidiaries employed 1,346 full-time equivalent employees. TSFG and its subsidiaries provide a variety of benefit programs including retirement and stock ownership plans as well as health, life, disability, and other insurance. TSFG also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility. TSFG believes that its relations with employees are good.

MONETARY POLICY

     The policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve") affect TSFG's earnings. An important function of the Federal Reserve is regulation of the money supply. Various methods employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. The Federal Reserve uses these methods in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits. The use of these methods may also affect interest rates charged on loans or paid on deposits.

     The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Due to the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, TSFG can make no prediction as to the future impact that changes in interest rates, deposit levels, or loan demand may have on its business and earnings.

IMPACT OF INFLATION

     Unlike most industrial companies, the assets and liabilities of financial institutions such as TSFG's subsidiaries are primarily monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. TSFG believes that the effects of inflation are generally manageable through asset/liability management.

SUPERVISION AND REGULATION

  General

     TSFG and its subsidiaries are extensively regulated under federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws may have a material effect on TSFG's business and prospects. TSFG's operations may be affected by possible legislative and regulatory changes and by the monetary policies of the United States.

     The South Financial Group. TSFG, a financial holding company and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), is subject to regulation and supervision by the Federal Reserve. Under the BHCA, TSFG's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits TSFG from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of any bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA prohibits TSFG from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

     The BHCA prohibited TSFG from acquiring control of any bank operating outside the State of South Carolina until September 29, 1995, unless the statutes of the state where the bank to be acquired was located specifically authorized such action. Additionally, as of June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

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

     Law and regulatory policy impose a number of obligations and restrictions on bank holding companies and their depository institution subsidiaries that are designed to minimize potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds. Current federal law requires a bank holding company to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. The Federal Reserve requires a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

     The Gramm-Leach-Bliley Act of 1999 covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. GLB also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment and merchant banking, insurance underwriting and sales, and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating. TSFG became a financial holding company in 2001.

     GLB adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. GLB repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer".

     GLB contains extensive customer privacy protection provisions, which require the institution to provide notice of the privacy policies and provide the opportunity to opt-out of many disclosures of personal information. Additionally, GLB limits the disclosure of customer account numbers or other similar account identifiers for marketing purposes.

     As a bank holding company registered under the South Carolina Bank Holding Company Act, TSFG is also subject to regulation by the State Board. Consequently, TSFG must receive the approval of the State Board prior to engaging in the acquisitions of banking or nonbanking institutions or assets. TSFG must file with the State Board periodic reports with respect to its financial condition and operations, management, and intercompany relationships between TSFG and its subsidiaries.

     TSFG is subject to the obligations and restrictions described above. However, management currently does not expect any of these provisions will have a material impact on TSFG's operations.

     Carolina First Bank and Citrus Bank. Carolina First Bank and Citrus Bank are FDIC-insured, state-chartered banking corporations and are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC, the State Board in the case of Carolina First Bank, and State of Florida Department of Banking and Finance in the case of Citrus Bank. These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of Carolina First Bank and Citrus Bank. The FDIC has broad authority to prohibit Carolina First Bank or Citrus Bank from engaging in what it determines to be unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings. Carolina First Bank and Citrus Bank are not members of the Federal Reserve System.

     Carolina First Bank and Citrus Bank are subject to the requirements of the Community Reinvestment Act ("CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to three assessment factors. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

     CF Investment Company. CF Investment is licensed through the Small Business Administration and operates as a Small Business Investment Company. It is subject to regulation and supervision by the Small Business Administration.

     Other Regulations. Interest and certain other charges collected or contracted for by Carolina First Bank, Citrus Bank, CF Mortgage, and Blue Ridge are subject to state usury laws and certain federal laws concerning interest rates. Carolina First Bank's, Citrus Bank's, CF Mortgage's, and Blue Ridge's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers. The deposit operations of Carolina First Bank and Citrus Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic services.

  Dividends

     The holders of TSFG's common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. As a legal entity separate and distinct from its subsidiaries, TSFG depends on the payment of dividends from its subsidiaries for its revenues. Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations. South Carolina's banking regulations restrict the amount of dividends that Carolina First Bank can pay without prior approval of Carolina First Bank's regulatory agency. Florida Banking Statutes limit the amount of dividends Citrus Bank can pay without prior approval of Citrus Bank's regulatory agency.

  Capital Adequacy

     TSFG. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "tier 1 capital," principally consisting of common stockholders' equity, non-cumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies, including TSFG, are required to maintain a ratio of at least 4.0%. At December 31, 2001, TSFG's capital levels exceeded both the risk-based capital guidelines and the applicable minimum leverage capital ratio.

     Carolina First Bank and Citrus Bank. Carolina First Bank and Citrus Bank are subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC's leverage capital requirement, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of tier 1 capital to total assets; all other banks, including Carolina First Bank and Citrus Bank, are required to maintain an absolute minimum leverage ratio of not less than 4%. As of December 31, 2001, Carolina First Bank and Citrus Bank exceeded each of the applicable regulatory capital requirements.

  Deposit Insurance Assessments

     Carolina First Bank and Citrus Bank are subject to insurance assessments imposed by the FDIC. Effective January 1, 1993, the FDIC implemented a risk-based assessment schedule where the actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification. This classification is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. In connection with various acquisitions, including the deposits associated with Carolina First Bank, F.S.B., approximately 42% of Carolina First Bank's total deposits are subject to SAIF insurance assessments imposed by the FDIC. The assessment rate for the first quarter 2002 was 0.0182% (annualized) for both BIF-insured deposits and SAIF-insured deposits. This rate is set quarterly and may change during the year.

  Other Safety and Soundness Regulations

     Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon the capitalization of the institutions. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater. A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4%; (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than

2%. As of December 31, 2001, Carolina First Bank and Citrus Bank each met the definition of well capitalized.

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

  Transactions Between TSFG, Its Subsidiaries and Affiliates

     TSFG's subsidiaries are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extensions of credit also may apply. TSFG's subsidiaries are also subject to certain lending limits and restrictions on overdrafts to such persons.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its nonbank subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. Such restrictions may limit TSFG's ability to obtain funds from its bank subsidiaries for its cash needs, including funds for acquisitions, interest, and operating expenses. Certain of these restrictions are not applicable to transactions between a bank and a savings association owned by the same bank holding company, provided that every bank and savings association controlled by such bank holding company complies with all applicable capital requirements without relying on goodwill.

     In addition, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

ITEM 2.  PROPERTIES

     TSFG's principal executive offices are located at 104 South Main Street, Greenville, South Carolina. TSFG leases approximately 111,000 square feet of this twelve-story building, which adjoins Carolina First Bank's Greenville main office branch. The majority of TSFG's administrative functions presently reside in this building excluding technology services. TSFG owns a 100,000 square foot building in Lexington, South Carolina, the headquarters for CF Technology, which houses the technology, operations, and mortgage departments. TSFG leases the land for the CF Technology building.

     At December 31, 2001, TSFG operated 90 banking offices, of which 69 are in South Carolina, 5 in North Carolina, and 16 in Florida. Of these locations, TSFG or one of its subsidiaries owns 50 locations and leases 40 locations. In addition, TSFG leases 1 mortgage loan office and 10 stand alone ATM locations.

     At December 31, 2001, TSFG owned 3 vacant land sites in South Carolina. TSFG owns an additional land site in Myrtle Beach, South Carolina, on which the construction of a banking office is in process, and entered in a ground lease for future construction of a banking office in Lexington, South Carolina. In addition, TSFG is holding for disposal 4 banking offices and 1 administrative building in South Carolina.

     TSFG believes that its physical facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     See Item 8, Note 21 to the Consolidated Financial Statements for a discussion of legal proceedings, which information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     TSFG's common stock trades on The Nasdaq Stock Market under the symbol TSFG. At December 31, 2001, TSFG had 7,169 shareholders of record and 41,228,976 shares outstanding. See Item 7, "Table 5 -- Quarterly Financial Data" for TSFG's stock prices and cash dividends declared during 2001 and 2000, which information is incorporated herein by reference. See Item 7, "Capital Resources and Dividends" and Item 8, Notes 23 and 25 to the Consolidated Financial Statements for a discussion of capital stock and dividends, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with TSFG's Consolidated Financial Statements and the accompanying notes presented elsewhere herein. TSFG restated prior year amounts, except market price and cash dividends declared per common share, to reflect the 2000 merger with Anchor Financial Corporation and 1999 merger with Citrus Bank, both of which were accounted for as a pooling-of-interests. TSFG restated prior year amounts to reflect the six-for-five stock split effected in the form of a 20% common stock dividend issued January 30, 1997.

                  SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,                              FIVE-YEAR
                                      ---------------------------------------------------------------------------    COMPOUND
                                         2001         2000         1999         1998         1997         1996      GROWTH RATE
                                      ----------   ----------   ----------   ----------   ----------   ----------   -----------
INCOME STATEMENT DATA
Net interest income.................  $  185,224   $  174,629   $  174,614   $  149,341   $  117,833   $   98,411      13.5%
Provision for loan losses...........      22,045       23,378       18,273       15,646       14,642       12,093      12.8
Noninterest income..................      53,827       49,348       59,649       34,924       29,576       29,597      12.7
Noninterest expenses(a).............     149,005      160,661      147,674      109,857       94,214       85,398      11.8
Restructuring and merger-related
  costs (recoveries)................        (501)      29,198        7,155        3,526           --           --       n/m
Extraordinary item, net of tax......      (1,957)          --           --           --           --           --       n/m
Net income..........................      41,892        6,989       40,450       34,656       24,722       19,638      16.4
PER COMMON SHARE DATA
Net income, basic...................  $     1.00   $     0.16   $     0.95   $     0.90   $     0.79   $     0.67       8.3%
Net income, diluted.................        0.98         0.16         0.93         0.87         0.77         0.64       8.9
Book value (December 31)............       11.11        11.04        11.55        10.64         8.32         6.06      12.9
Market price (December 31)..........       17.75        13.25        18.25        25.31        21.50        16.15       1.9
Cash dividends declared.............        0.45         0.41         0.37         0.33         0.29         0.25      12.5
Dividend payout ratio...............       45.92%      256.25%       39.78%       37.93%       37.66%       39.06%
BALANCE SHEET DATA (YEAR END)
Total assets........................  $6,029,442   $5,220,554   $4,768,656   $4,136,647   $3,420,794   $2,592,160      18.4%
Loans, net of unearned income.......   3,736,763    3,735,182    3,291,720    2,841,077    2,474,122    1,821,492      15.5
Allowance for loan losses...........      44,587       43,024       33,756       29,812       25,736       19,988      17.4
Total earning assets................   5,479,252    4,651,807    4,262,837    3,664,392    3,085,473    2,318,801      18.8
Total deposits......................   3,605,255    3,894,662    3,481,651    3,302,523    2,811,139    2,151,271      10.9
Long-term debt......................     411,294      318,326      314,279      116,125       94,665       64,994      44.6
Shareholders' equity................     458,174      468,653      500,590      450,989      295,898      183,394      20.1
Nonperforming assets................      43,857       21,514       13,972        9,119        5,687        8,860      37.7
BALANCE SHEET DATA (AVERAGES)
Total assets........................  $5,459,515   $5,032,700   $4,282,274   $3,726,204   $2,835,578   $2,421,642      17.7%
Loans, net of unearned income.......   3,769,358    3,545,336    3,045,913    2,577,018    2,066,592    1,709,605      17.1
Total earning assets................   4,928,970    4,450,016    3,820,904    3,384,157    2,588,037    2,179,453      17.7
Total deposits......................   3,688,250    3,699,553    3,373,282    3,050,268    2,331,167    1,989,022      13.1
Shareholders' equity................     483,634      479,800      483,214      371,707      209,178      173,428      22.8
FINANCIAL RATIOS
Net interest margin.................        3.80%        3.98%        4.62%        4.46%        4.60%        4.54%
Return on average assets............        0.77         0.14         0.94         0.93         0.87         0.81
Return on average equity............        8.66         1.46         8.37         9.32        11.82        11.32
Return on average common equity.....        8.66         1.46         8.37         9.32        11.82        11.58
Average equity as a % of average
  assets............................        8.86         9.53        11.28         9.98         7.38         7.16
ASSET QUALITY RATIOS
Nonperforming assets as a % of loans
  and other real estate owned.......        1.17%        0.58%        0.43%        0.33%        0.25%        0.49%
Net charge-offs to average loans....        0.54         0.39         0.39         0.52         0.63         0.54
Allowance for loan losses as a % of
  loans held for investment, net of
  unearned income...................        1.20         1.16         1.04         1.09         1.15         1.10
OPERATIONS DATA
Branch offices......................          90           94          108          104           87           74
Employees (full-time equivalent)....       1,346        1,374        1,514        1,345        1,184        1,068

------------
(a) Excluding restructuring and merger-related costs (recoveries).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis are presented to assist in understanding the financial condition and results of operations of The South Financial Group, Inc. and its subsidiaries ("TSFG", which also may be referred to as "we", "us", or "our", except where the context requires otherwise). This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 8 of this report and the supplemental financial data appearing throughout this report.

     TSFG has two wholly-owned subsidiary banks, Carolina First Bank and Citrus Bank, which are collectively referred to as the "Subsidiary Banks." Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following: risks from changes in economic, monetary policy, and industry conditions; changes in interest rates, deposit rates, the net interest margin, and funding sources; market risk; inflation; risks inherent in making loans including repayment risks and value of collateral; loan growth; adequacy of the allowance for loan losses and the assessment of problem loans; fluctuations in consumer spending; the demand for our products and services; dependence on senior management; technological changes; ability to increase market share; expense projections; estimates of impairment loss; acquisitions; changes in accounting policies and practices; costs and effects of litigation; and recently-enacted or proposed legislation.

     Such forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by TSFG with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of TSFG, which are not statements of historical fact, constitute forward-looking statements.

SIGNIFICANT ACCOUNTING POLICIES

     TSFG's accounting policies are discussed in Item 8, Note 1 to the Consolidated Financial Statements. Of these significant accounting policies, TSFG considers its policies regarding the allowance for loan and lease losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgment. TSFG has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. TSFG's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning TSFG's Allowance and related matters, see "Balance Sheet Review -- Allowance for Loan Losses."

MERGERS

     The following table summarizes mergers and acquisitions completed during the past three years. All the acquisitions were bank acquisitions, which expanded our presence in or gained access to South Carolina, North Carolina, and Florida markets. These mergers were accounted for using the pooling-of-interests method of accounting, and accordingly, no intangible assets were recorded.

     The merger with Anchor Financial Corporation ("Anchor Financial"), completed on June 6, 2000, was the largest merger in TSFG's history. TSFG accounted for the merger as a pooling-of-interests. Accordingly, TSFG restated its historical consolidated financial statements and other financial data to include the accounts and results of operations of Anchor Financial as if the merger had been effective as of the earliest period presented.

     TSFG's acquisitions are discussed in further detail in Item 8, Note 4 to the Consolidated Financial Statements.

TABLE 1
--------------------------------------------------------------------------------
ACQUISITIONS
--------------------------------------------------------------------------------

                                                       TOTAL ASSETS      SHARES       METHOD OF
           COMPLETED ACQUISITIONS              DATE      ACQUIRED        ISSUED      ACCOUNTING
           ----------------------              ----    ------------    ----------    -----------
Anchor Financial Corporation                                                         Pooling-of-
  Myrtle Beach, South Carolina                 6/00    $1.2 billion    17,674,208      Interests
Citrus Bank                                                                          Pooling-of-
  Orlando, Florida                             7/99    $285 million     3,086,478      Interests
Citizens First National Bank                                                         Pooling-of-
  Crescent City, Florida                       4/99    $ 59 million       505,851      Interests

     As of December 30, 2000, Carolina First Bank, F.S.B. was merged into Carolina First Bank to gain operating efficiencies. Following the merger, all of TSFG's banking locations in South Carolina and North Carolina operate as branches of Carolina First Bank.

EARNINGS REVIEW

  Overview

     Net income for 2001 was $41.9 million, or $0.98 per diluted share. Net income and earnings per diluted share increased each quarter during 2001. For 2000, TSFG reported net income of $7.0 million, or $0.16 per diluted share. Restructuring and merger-related costs related to the June 2000 merger with Anchor Financial, which totaled $29.2 million (pre-tax), had a significant impact on the 2000 results. Net income for 1999 was $40.5 million, or $0.93 per diluted share. Key factors responsible for TSFG's results of operations are discussed throughout Management's Discussion and Analysis below.

     Average common shares outstanding on a diluted basis were 42.8 million in 2001, down 2% from 43.6 million in 2000. In connection with share repurchase programs, TSFG repurchased and cancelled 1,546,407 shares and 1,371,976 shares in 2001 and 2000, respectively. Average common shares outstanding on a diluted basis totaled 43.6 million in 1999.

     Noninterest income for the years ended December 31, 2001, 2000, and 1999 included pre-tax gains on asset sales of $4.8 million, $6.0 million, and $21.4 million, respectively. Gains on asset sales include gains or losses on available for sale securities, disposition of assets and liabilities, equity investments, and sale of credit cards. Mortgage banking income, a component of noninterest income, includes gains and losses on the sale of mortgage loans and mortgage servicing and charges for the write-down in the value of capitalized mortgage servicing rights. See "Earnings Review -- Noninterest Income" for details.

     Noninterest expenses for the year ended December 31, 2001 included the following pre-tax other items: $665,000 charitable contribution of premises, $501,000 recovery of merger-related costs, and $243,000 impairment loss from write-down of assets. For the year ended December 31, 2000, noninterest expenses included the following pre-tax other items: $29.2 million for restructuring and merger-related costs, $4.0 million for system conversion costs, $3.7 million impairment loss from write-down of assets, $1.3 million in other charges related to Anchor Financial, $1.2 million in personnel expense from benefit plan changes and contract payments, and $416,000 for write-offs of miscellaneous receivables. For the year ended December 31, 1999, noninterest expenses included the following pre-tax other items: $11.9 million charitable contribution to establish Carolina First Foundation, $7.2 million in restructuring and merger-related costs, and $1.2 million in contract programming and software upgrades related to Year 2000.

     Net income for the year ended December 31, 2001 also included a $3.1 million pre-tax extraordinary loss on the early extinguishment of debt and a $434,000 pre-tax gain from the cumulative effect of adopting a new accounting principle for derivatives. For the year ended December 31, 2000, the provision for loan losses included $3.0 million to apply TSFG's reserve analysis methodology to determine the Allowance requirements for Anchor Financial's loan portfolio.

     At December 31, 2001, TSFG had approximately $6.0 billion in assets, $3.7 billion in loans, $3.6 billion in deposits, and $458.2 million in shareholders' equity. At December 31, 2001, the ratio of nonperforming assets to loans and other real estate owned was 1.17%.

  Net Interest Income

     Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities to support such assets as well as such items as loan fees and dividend income. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 2 presents average balance sheets and a net interest income analysis on a tax equivalent basis for each of the years in the three-year period ended December 31, 2001. Table 3 provides additional analysis of the effects of volume and rate on net interest income.

TABLE 2
--------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES -- YIELDS AND COSTS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              2001                             2000                             1999
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/
                                  BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
ASSETS
Earning assets
  Loans, net of unearned income
    (1)........................  $3,769,358   $311,759   8.27%    $3,545,336   $328,831   9.28%    $3,045,913   $274,982   9.03%
  Investment securities,
    taxable (2)................   1,041,131     65,381    6.28       779,695     53,936    6.92       610,343     38,444    6.30
  Investment securities,
    nontaxable (3).............      84,471      6,191    7.33        86,657      6,162    7.11        75,425      5,172    6.86
  Federal funds sold and resale
    agreements.................         335         13    3.88         7,606        350    4.60        50,766      2,181    4.30
  Interest-bearing bank
    balances...................      33,675      1,370    4.07        30,722      2,094    6.82        38,457      2,106    5.48
                                 ----------   --------            ----------   --------            ----------   --------
        Total earning assets...   4,928,970    384,714    7.81     4,450,016    391,373    8.79     3,820,904    322,885    8.45
                                              --------                         --------                         --------
  Non-earning assets...........     530,545                          582,684                          461,370
                                 ----------                       ----------                       ----------
        Total assets...........  $5,459,515                       $5,032,700                       $4,282,274
                                 ==========                       ==========                       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Interest-bearing liabilities
    Interest-bearing deposits
      Interest checking........  $  586,882   $ 14,165   2.41%    $  574,761   $ 17,374   3.02%    $  634,244   $ 18,229   2.87%
      Savings..................     113,635      2,263    1.99       133,282      3,496    2.62       169,948      4,556    2.68
      Money market.............     757,376     26,782    3.54       684,056     35,731    5.22       595,467     25,420    4.27
      Time deposits............   1,752,290    101,648    5.80     1,782,136    107,870    6.05     1,470,140     76,570    5.21
                                 ----------   --------            ----------   --------            ----------   --------
        Total interest-bearing
          deposits.............   3,210,183    144,858    4.51     3,174,235    164,471    5.18     2,869,799    124,775    4.35
    Borrowings.................   1,180,678     52,466    4.44       780,903     49,932    6.39       401,855     21,703    5.40
                                 ----------   --------            ----------   --------            ----------   --------
        Total interest-bearing
          liabilities..........   4,390,861    197,324    4.49     3,955,138    214,403    5.42     3,271,654    146,478    4.48
                                              --------                         --------                         --------
    Noninterest-bearing
      liabilities
      Noninterest-bearing
        deposits...............     478,067                          525,318                          503,483
      Other noninterest-bearing
        liabilities............     106,953                           72,444                           23,923
                                 ----------                       ----------                       ----------
        Total liabilities......   4,975,881                        4,552,900                        3,799,060
Shareholders' equity...........     483,634                          479,800                          483,214
                                 ----------                       ----------                       ----------
  Total liabilities and
    shareholders' equity.......  $5,459,515                       $5,032,700                       $4,282,274
                                 ==========                       ==========                       ==========
Net interest margin............               $187,390   3.80%                 $176,970   3.98%                 $176,407   4.62%
                                              ========                         ========                         ========
Tax-equivalent adjustment
  (3)..........................               $  2,166                         $  2,341                         $  1,793
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

TABLE 3
--------------------------------------------------------------------------------
RATE/VOLUME VARIANCE ANALYSIS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                            2001 COMPARED TO 2000               2000 COMPARED TO 1999
                                      ---------------------------------   ---------------------------------
                                        TOTAL     CHANGE IN   CHANGE IN     TOTAL     CHANGE IN   CHANGE IN
                                       CHANGE      VOLUME       RATE       CHANGE      VOLUME       RATE
                                      ---------   ---------   ---------   ---------   ---------   ---------
Earning assets
  Loans, net of unearned income.....  $(17,072)    $19,949    $(37,021)    $53,849     $46,145    $  7,704
  Investment securities, taxable....    11,445      16,777      (5,332)     15,492      10,057       5,435
  Investment securities,
     nontaxable.....................        29        (158)        187         990         793         197
  Federal funds sold and resale
     agreements.....................      (337)       (290)        (47)     (1,831)     (1,998)        167
  Interest-bearing bank balances....      (724)        186        (910)        (12)         55         (67)
                                      --------     -------    --------     -------     -------    --------
       Total interest income........    (6,659)     36,464     (43,123)     68,488      55,052      13,436
                                      --------     -------    --------     -------     -------    --------
Interest-bearing liabilities
  Interest-bearing deposits
     Interest checking..............    (3,209)        359      (3,568)       (855)     (1,907)      1,052
     Savings........................    (1,233)       (468)       (765)     (1,060)       (959)       (101)
     Money market...................    (8,949)      3,522     (12,471)     10,311       4,120       6,191
     Time deposits..................    (6,222)     (1,857)     (4,365)     31,300      17,635      13,665
                                      --------     -------    --------     -------     -------    --------
       Total interest-bearing
          deposits..................   (19,613)      1,556     (21,169)     39,696      18,889      20,807
Borrowings..........................     2,534      20,676     (18,142)     28,229      23,596       4,633
                                      --------     -------    --------     -------     -------    --------
          Total interest expense....   (17,079)     22,232     (39,311)     67,925      42,485      25,440
                                      --------     -------    --------     -------     -------    --------
            Net interest income.....  $ 10,420     $14,232    $ (3,812)    $   563     $12,567    $(12,004)
                                      ========     =======    ========     =======     =======    ========

------------
Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

     Fully tax-equivalent net interest income increased $10.4 million, or 6%, to $187.4 million in 2001 from $177.0 million in 2000. The increase in the volume of average earning assets was partially offset by a decline in the net interest margin.

     Average earning assets grew $479.0 million, or 11%, to $4.9 billion in 2001 from $4.5 billion in 2000 and $3.8 billion in 1999, primarily from internally generated loan growth and the purchase of investment securities. Average loans, net of unearned income, were $3.8 billion in 2001, $3.5 billion in 2000, and $3.0 billion in 1999. Average investment securities, excluding the average net unrealized securities gains, were $1.1 billion, $866.4 million, and $685.8 million in 2001, 2000, and 1999, respectively. During 2001, prepayments of mortgage-backed securities accelerated. TSFG increased the U.S. Treasury security portfolio by $520 million during the fourth quarter of 2001, largely in anticipation of additional prepayments. TSFG purchased these securities to leverage the capital position, which takes advantage of opportunities to increase net interest income, and to manage interest rate risk.

     The net interest margin declined to 3.80% in 2001 from 3.98% in 2000 and 4.62% in 1999. In 2001, the Federal Reserve reduced the target for the federal funds rate 11 times for a total of 475 basis points. As TSFG reduced its interest rates, the decline in the earning asset yield outpaced the decline in funding source rates. The earning asset yield declined 98 basis points to 7.81% for 2001, whereas the funding source rate decreased only 93 basis points to 4.49%. The smaller decline in the funding source rate resulted primarily from the inability to immediately reprice certificates of deposit, which have defined maturity dates. During three quarters of 2001, however, the net interest margin improved, primarily from the repricing of maturing certificates of deposit at significantly lower rates. The net interest margin increased from 3.69% for the second quarter 2001 to 3.90% for the fourth quarter.

     During 2000, Carolina First Bank and Citrus Bank held certificate of deposit promotions designed to build customer loyalty and expand our customer base. In the fall of 2000, Carolina First Bank held a deposit promotion in its coastal markets to ensure retention of customers following the Anchor Financial merger. This promotion generated approximately $200 million of one-year certificates of deposit with an annualized percentage yield of 7.50%. These certificates of deposit began maturing in September 2001, and the majority matured in the fourth quarter of 2001. TSFG exceeded its 70% retention goal for these deposit balances and lowered the related costs by approximately 350 basis points.

     TSFG expects certificates of deposit to continue to mature and reprice downward in 2002. Approximately $1.2 billion in certificates of deposit are scheduled to mature in 2002 with a 4.34% weighted average cost of funds. The 2002 maturities include approximately $278 million that presently pay an annualized percentage yield equal to or higher than 7%. As a result of the significant decline in interest rates in 2001, the current market rates for similar certificates of deposits are significantly lower.

     Average total deposits remained constant at $3.7 billion during 2001 and 2000, compared with $3.4 billion in 1999. These balances remained flat due to the competitive nature of the deposit markets. In 2001, TSFG decided to keep deposit rates offered on par with competitors and reduce deposit rate-driven promotions. Average borrowings increased to $1.2 billion in 2001 from $780.9 million in 2000 and $401.9 million in 1999 due to the use of alternative funding sources, such as Federal Home Loan Bank ("FHLB") advances, to fund the growth in earning assets.

     Deposits generated through Bank CaroLine, an Internet bank, generally pay higher rates than those offered by our branch locations. During 2001, TSFG priced the Bank CaroLine deposits less aggressively than it did in 2000 in an effort to lower the overall cost of funds. Bank CaroLine deposits totaled $55.3 million as of December 31, 2001 compared with $221.2 million as of December 31, 2000 and $69.6 million as of December 31, 1999.

     As the Federal Reserve continued to lower interest rates during 2001, the majority of our variable rate loans, which constitute approximately 48% of the loan portfolio, repriced downward immediately. While we continued with our prompt downward repricing of interest-bearing deposits, the magnitude of the repricing going forward may not completely compensate for the declines in the earning asset yield. Continued declines in interest rates could put pressure on TSFG's net interest margin due to competitive deposit markets and some deposit rates having reached what management considers to be their lower limit.

     During 2001, TSFG sold available for sale investment securities resulting in a $3.5 million pre-tax gain. In addition, TSFG recorded a $3.1 million pre-tax loss associated with the early extinguishment of approximately $54.3 million in FHLB advances, which was recorded as an extraordinary item. By reinvesting the proceeds and refinancing the borrowings at more favorable rates, these transactions are expected to enhance net interest income. TSFG continues to evaluate the relative cost and benefit of incurring additional prepayment penalties from the early extinguishment of debt and may continue to engage in such transactions.

  Provision for Loan Losses

     The provision for loan losses was $22.0 million in 2001, a decrease from the $23.4 million provision recorded in 2000. The provision for loan losses was $18.3 million in 1999. The provision in 2000 included $3.0 million related to the use of TSFG's reserve analysis methodology to determine reserve requirements for Anchor Financial's loan portfolio, which was acquired in June 2000.

     The allowance for loan and lease losses equaled 1.20% and 1.16% of loans held for investment as of December 31, 2001 and 2000, respectively. Although nonperforming loans increased by $20.5 million over this period, specific reserves allocated to impaired loans, which consist of commercial nonaccrual loans, did not increase proportionately. Based on management's analysis of impairment as defined in Statement of Financial Accounting Standards ("SFAS") 114, specific reserves allocated to impaired loans totaled $5.4 million or 15.3% of the $35.2 million total as of December 31, 2001, compared with $4.6 million or 26.5% of the $17.2 million total as of December 31, 2000.

     Net charge-offs totaled $20.3 million, or 0.54% of average loans in 2001, up from $13.9 million and 0.39% in 2000. While uncertainty in the current economic outlook makes future loss levels less predictable, management expects charge-offs as a percentage of average loans to be comparable to, or only slightly higher than, the percentage for 2001 over the next several quarters.

  Noninterest Income

     Noninterest income increased $4.5 million to $53.8 million in 2001 from $49.3 million in 2000. For 1999, noninterest income totaled $59.6 million. Table 4 shows the components of noninterest income during the three years ended December 31, 2001.

TABLE 4
--------------------------------------------------------------------------------
COMPONENTS OF NONINTEREST INCOME
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Service charges on deposits.................................  $18,689   $17,956   $15,992
Mortgage banking income.....................................    6,713     7,106     4,746
Fees for investment services................................    5,633     5,807     5,151
Bank-owned life insurance...................................    7,209     4,139     1,757
Merchant processing fees....................................    5,799     2,666     2,152
Loan securitization income..................................       --        --     1,646
Other.......................................................    5,012     5,657     6,821
                                                              -------   -------   -------
  Noninterest income, excluding gains on asset sales........   49,055    43,331    38,265
                                                              -------   -------   -------
Gain (loss) on available for sale securities................    3,458    (5,391)      138
Gain on disposition of assets and liabilities...............      354     2,054     2,523
Gain on equity investments..................................      960     9,219    15,471
Gain on sale of credit cards................................       --       135     3,252
                                                              -------   -------   -------
  Gains on asset sales......................................    4,772     6,017    21,384
                                                              -------   -------   -------
  Total noninterest income..................................  $53,827   $49,348   $59,649
                                                              =======   =======   =======

     Noninterest income included gains on asset sales in all three years. Excluding these net gains on asset sales, noninterest income increased $5.7 million, or 13%, in 2001 to $49.1 million from $43.3 million in 2000. In 1999, excluding these net gains on asset sales, noninterest income totaled $38.3 million.

     In 2001, the gain on equity investments included $1.1 million from the marking to estimated fair value and subsequent sale of an investment in Concord EFS, Inc. ("Concord") and $140,000 in gains from sales of common stock of Affinity Technology Group, Inc. ("Affinity") and a community bank. These gains were partially offset by a $300,000 loss associated with the write-down of an Internet-related investment. In 2000, the gain on disposition of equity investments included a $9.4 million gain on sale of Net.B@nk, Inc. ("Net.B@nk") common stock, a $2.3 million gain on sale of Affinity common stock, $2.4 million in losses associated with investments made by CF Investment Company, and a $100,000 loss on disposition of equity investments previously made in two community banks. In 1999, the gain on disposition of equity investments was primarily attributable to the sale of Net.B@nk common stock, which was largely offset by a contribution to the Carolina First Foundation, a 501(c)(3) charitable foundation.

     In 2001, the gain on disposition of assets and liabilities related to a $1.7 million gain on the disposition of two bank properties, a $989,000 loss on the sale of four branch office locations, a $262,000 loss associated with the sale-leaseback of a branch office, and a $108,000 loss on the write-off of some obsolete software. In 2000 and 1999, the gain on disposition of assets and liabilities essentially related to the sale of three branch office locations in 2000 and four in 1999. The sale of branch offices in less populated and slower-growing markets is part of TSFG's goal to invest resources in higher-potential markets.

     Service charges on deposit accounts, the largest contributor to noninterest income, increased to $18.7 million in 2001 from $18.0 million in 2000 and $16.0 million in 1999. This represents a 4% increase in 2001 following a 12% increase in 2000. The increase was attributable to attracting new transaction accounts, improving collection of fees, and revising fee structures to reflect competitive pricing. Average balances for deposit transaction accounts, which impact service charges, increased 1% for both 2001 and 2000, respectively.

     Mortgage banking income includes origination fees, servicing fees (net of the related amortization for the mortgage-servicing rights and subservicing payments), gains and losses on sales of mortgage loans (both current production and portfolio loans), gains and losses on sales of mortgage servicing rights, and losses related to the impairment of mortgage-servicing rights. In 2001, mortgage banking income decreased $393,000 to $6.7 million from $7.1 million in 2000. For 1999, mortgage banking income totaled $4.7 million. In 2001, mortgage banking income included $2.5 million in net gains from the securitization and sales of mortgage portfolio loans, a $605,000 loss on the sale of mortgage-servicing rights, a $1.1 million impairment loss on the valuation of mortgage-servicing rights, and a $630,000 accrual for estimated losses associated with mortgage-related receivables. In 2000, mortgage banking income included a $1.6 million gain on the sale of mortgage-servicing rights, a $284,000 net gain on the sale of mortgage portfolio loans, and a $207,000 write-off of miscellaneous receivables.

     In 2001, TSFG continued its efforts to realign its mortgage banking strategy to place more emphasis on mortgage originations. In connection with these efforts, TSFG securitized mortgage loans, sold mortgage loans, and sold mortgage-servicing rights. In September 2001, TSFG entered into contracts with two non-affiliated companies to service mortgage loans for TSFG. These servicing contracts, which began in December 2001, pertain to portfolio mortgage loans and non-portfolio mortgage loans for which Carolina First Bank owns the rights to service. Beginning in 2002, TSFG expects its mortgage banking income to decrease as a result of the declining servicing portfolio and the outsourcing of servicing to outside, third party servicers. Mortgage banking income will be reduced by the cost of subservicing by non-affiliated companies. However, reductions in personnel expense, which is included in noninterest expenses, will partially offset these outside servicing costs.

     Mortgage originations totaled approximately $429 million in 2001 compared with approximately $378 million and $436 million in 2000 and 1999, respectively. Mortgage originations are net of mortgage loans acquired through acquisition. Mortgage origination volumes increased in 2001 due to lower mortgage loan rates and the hiring of additional mortgage originators.

     CF Mortgage's total servicing portfolio includes mortgage loans owned by Carolina First Bank, mortgage loans owned by Citrus Bank, and other mortgage loans for which Carolina First Bank owns the rights to service. At December 31, 2001, CF Mortgage's servicing portfolio included 8,248 loans having an aggregate principal balance of approximately $713 million. At December 31, 2000, the aggregate principal balance for CF Mortgage's servicing portfolio totaled $2.5 billion, significantly higher than year-end 2001 due to sales of mortgage servicing rights and mortgage portfolio loans during 2001. Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights.

     In March 2001, TSFG securitized approximately $112.2 million of mortgage portfolio loans, reclassed them to securities available for sale, and subsequently sold $80.4 million of these mortgage-backed securities. This transaction resulted in a $1.6 million net gain, which included $634,000 associated with recording the related mortgage-servicing asset. In July 2001, TSFG sold approximately $70.8 million of mortgage loans for a net loss of $80,000. In December 2001, TSFG sold approximately $79.5 million of mortgage loans for a net gain of $956,000. In 2001, TSFG recorded $605,000 in losses from the sale of mortgage servicing rights associated with approximately $949.4 million of mortgage loans. TSFG also recorded $1.1 million loss on the impairment of mortgage servicing rights.

     Fees for investment services, which include trust and brokerage income, for 2001, 2000, and 1999 were $5.6 million, $5.8 million, and $5.2 million, respectively. In 2001, trust income declined approximately $207,000, and brokerage income increased approximately $33,000. In 2000, trust income declined approximately $654,000, and brokerage income increased approximately $1.3 million. At December 31, 2001 and

2000, the market value of assets administered by the trust department totaled approximately $703 million and $768 million, respectively.

     Bank-owned life insurance income increased to $7.2 million in 2001 compared with $4.1 million in 2000 and $1.8 million in 1999 due to additional purchases of life insurance and increases in the cash values. In 1999, TSFG used proceeds from the sale of its credit card portfolio to purchase $50 million of life insurance on certain officers of TSFG. In 2000 and 2001, TSFG used proceeds from the sale of investment securities and mortgage loans to purchase an additional $25 million of life insurance on certain officers in each year.

     Merchant processing fees increased to $5.8 million in 2001 from $2.7 million in 2000 and $2.2 million in 1999 from repricing the fee schedule and attracting larger merchants.

     During 1999, TSFG had income of $1.6 million from its interests in credit card and commercial real estate loan trusts. Loan securitization income ceased during 1999 following the sale of TSFG's credit cards and the termination of the credit card trust on May 17, 1999. The commercial real estate loan trust was terminated with the pay-off of the loans in 1999. Accordingly, TSFG realized no loan securitization income in 2001 and 2000.

     Other noninterest income was $5.0 million in 2001 compared with $5.7 million in 2000 and $6.8 million in 1999. Other noninterest income included income related to credit and debit cards, insurance commissions, international banking services, and other fee-based services. The decrease in other noninterest income in 2001 was largely due to a $1.0 million increase in losses on the sale of other real estate owned and fixed assets, partially offset by higher insurance commissions, debit card income, and other customer service fees.

  Noninterest Expenses

     Noninterest expenses decreased to $148.5 million in 2001 from $189.9 million in 2000 and $154.8 million in 1999. Noninterest expenses included several other charges in 2001, 2000, and 1999. In 2001, noninterest expenses included a $665,000 charitable contribution of premises, $501,000 recovery of restructuring and merger-related costs (which related to the sale of real estate at prices higher than estimated), and a $243,000 impairment loss from the write down of assets (which was primarily related to the loss associated with subletting office space at less than the contractual rate). Noninterest expenses in 2000 included $29.2 million in restructuring and merger-related costs (see "Earnings Review -- Restructuring and Merger-Related Costs"), $4.0 million in system conversion costs (see "Earnings Review -- System Conversion Costs"), $3.7 million impairment loss from the write-down of assets primarily related to leasehold improvements associated with a former operations center, $1.3 million in other charges related to the Anchor Financial merger, $911,000 related to converting TSFG's group medical plan to a self-insured plan, $416,000 write-off of miscellaneous receivables, and $250,000 for payments required under an employee contract. In 1999, noninterest expenses included $11.9 million in charitable contributions made in the form of Net.B@nk common stock to the Carolina First Foundation, $7.2 million in restructuring and merger-related costs, and $1.2 million in contract programming and software upgrades related to Year 2000. Excluding these other charges, noninterest expenses decreased $2.0 million, or 1%, to $148.1 million from $150.1 million in 2000. For 1999, excluding these other charges, noninterest expenses totaled $134.6 million.

     Salaries, wages, and employee benefits decreased $2.3 million to $73.1 million in 2001 from $75.4 million in 2000. For 1999, salaries, wages, and employee benefits totaled $66.1 million. Included in 2000 are other charges of $911,000 associated with converting TSFG's group medical and dental plans to self-insured plans, $422,000 related to the termination of Anchor Financial's employee stock ownership plan, and $250,000 for payments required under an employee contract. Excluding these items, salaries, wages, and employee benefits decreased $724,000 in 2001. The decline in personnel expense was largely attributable to cost savings associated with the Anchor Financial merger. Full-time equivalent employees as of December 31, 2001 decreased to 1,346 from 1,374 at the end of 2000 and 1,514 at the end of 1999.

     Occupancy expense decreased $1.1 million to $14.3 million in 2001 from $15.3 million in 2000. For 1999, occupancy expense totaled $11.4 million. TSFG continues to dispose of real estate in connection with the Anchor Financial merger. Occupancy expense decreased in 2001 primarily from the elimination of rent and maintenance agreements associated with disposed properties. Occupancy increased for 2000 compared with 1999 due to leasing three new buildings. TSFG began making lease payments on two new buildings in fourth quarter 1999 and a third new building in first quarter 2000. These new office facilities also contributed to the increase in furniture and equipment expense, which increased $730,000 to $13.5 million in 2001 from $12.8 million in 2000 and $10.3 million in 1999. The increase in furniture and equipment also resulted from higher computer equipment fees and capitalized software amortization associated with the new core operating system.

     Amortization of intangibles decreased to $5.8 million in 2001 from $6.4 million in 2000 and $7.0 million in 1999. The decrease was due to the sale of four branch offices in 2001, three in 2000, and four in 1999. TSFG previously acquired these branch offices through mergers accounted for as purchase transactions. Upon completion of these branch sales, the related intangible assets, if any, were written off resulting in lower amortization of intangibles. Effective with the January 1, 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), TSFG will no longer amortize the majority of its goodwill and expects to decrease amortization of intangibles by approximately $4 million each year. In addition, TSFG will evaluate intangible assets and goodwill for impairment and record impairment losses if necessary. See "Current Accounting Issues."

     Other noninterest expenses decreased $914,000 to $42.1 million in 2001 from $43.0 million in 2000. For 1999, other noninterest expense totaled $41.0 million. The overall decrease in other noninterest expenses was principally attributable to decreases in professional fees, telecommunications, other outside service fees, and advertising (which are the largest items of other noninterest expenses). In 2001, other noninterest expenses included the $665,000 contribution of a historical property to a charitable organization. In 2000, TSFG recorded a $877,000 accrual related to the Anchor Financial merger, primarily for pending litigation, which was settled in 2001. In 1999, other noninterest expenses included $1.2 million in contract programming and software upgrades related to Year 2000.

  Restructuring and Merger-Related Costs

     In connection with the June 2000 merger of Anchor Financial and the 1999 mergers of Citrus Bank, Citizens First National Bank, and Bailey Financial Corporation (acquired by Anchor Financial), TSFG incurred pre-tax restructuring and merger-related costs of approximately $29.2 million in 2000 and $7.2 million 1999. In 2001, TSFG had a $501,000 recovery of restructuring and merger-related costs, which related to the sale of properties previously written down as impaired at prices higher than estimated when a reserve for their disposition was established in 2000. At December 31, 2001, the accrual for restructuring and merger-related costs totaled $828,000, which was for estimated impairment in connection with abandoned facilities awaiting disposition. The accrual for restructuring and merger-related costs totaled $3.5 million as of December 31, 2000, of which $2.8 million related to estimated impairment for abandoned facilities. All restructuring and merger-related costs have been paid. We expect to record no additional restructuring and merger-related costs related to these mergers except for adjustments to estimates, such as those recorded in 2001, resulting from the final disposition of impaired assets. See Item 8, Note 31 to the Consolidated Financial Statements.

  System Conversion Costs

     From March 2000 to July 2000, TSFG converted its operating systems to the Fiserv Comprehensive Banking System. System conversion costs totaled $4.0 million in 2000, which were largely professional fees, fees for contract personnel, and contract buyout charges. These costs also included a $700,000 accrual for estimated losses associated with the reconciliations of certain outstanding items on the general ledger. During 2001, TSFG charged $592,000 against the accrual related to reconciliations associated with the system conversion. TSFG expects the remaining $108,000 of accrued expenses to be sufficient to cover any additional charge-offs in 2002.

  Income Taxes

     Income tax expense attributable to income from continuing operations ("income tax expense") increased $19.8 million to $23.6 million for 2001 from $3.8 million for 2000. For 1999, income tax expense was $20.7 million. The effective income tax rate as a percentage of pretax income was 34.4% in 2001, 34.9% in 2000, and 33.9% in 1999. The statutory federal income tax rate was 35% during 2001, 2000, and 1999.

     TSFG's effective income tax rates take into consideration certain assumptions and estimates by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. TSFG is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred tax assets. Tax returns for 1998 and subsequent years are exposed to examination by taxing authorities.

     For further information concerning income tax expense, refer to Item 8,
Note 15 to the Consolidated Financial Statements.

  Fourth Quarter Results

     Net income for the three months ended December 31, 2001 was $12.6 million, or $0.30 per diluted share. For the three months ended December 31, 2000, net income totaled $8.6 million, or $0.20 per diluted share.

     Net income for the three months ended December 31, 2001 included the following pre-tax other items: $2.0 million extraordinary loss on the early extinguishment of debt, $1.9 million gain on the sale of available for sale securities, $1.6 million gain on disposition of assets and liabilities, $665,000 charitable contribution of premises, $148,000 impairment loss recovery, $59,000 loss on equity investments, and $1,000 for restructuring and merger-related costs. For the three months ended December 31, 2000, net income included a $7.1 million gain on equity investments, $2.2 million of system conversion costs, $1.4 million of restructuring and merger-related costs, $1.2 million in personnel expense from benefit plan changes and contract payments, $422,000 related to the termination of Anchor Financial's employee stock ownership plan, $416,000 write-off of miscellaneous receivables, $195,000 impairment loss recovery, and $65,000 loss on disposition of assets and liabilities.

     Fully tax-equivalent net interest income increased $10.5 million, or 25%, to $52.0 million for the three months ended December 31, 2001 from $41.6 million for the comparable period in 2000. Both a higher volume of average earning assets and a higher net interest margin contributed to the increase. Average earning assets grew 14%, principally from purchases of investment securities. During the fourth quarter of 2001, largely in anticipation of additional prepayments of mortgage-backed securities, TSFG increased the U.S. Treasury security portfolio by $520 million. TSFG purchased these securities to leverage the capital position, which takes advantage of opportunities to increase net interest income, and to manage interest rate risk. The fourth quarter 2001 net interest margin of 3.90% increased 33 basis points during the year, up from 3.57% for the fourth quarter 2000. The improvement in the net interest margin reflected lower funding costs, including the maturity and downward repricing of promotional certificates of deposit.

     During the fourth quarter 2001, TSFG sold available for sale investment securities resulting in a $1.9 million pre-tax gain. In addition, TFSG recorded a $2.0 million pre-tax loss associated with the early extinguishment of debt, which was recorded as an extraordinary item. By reinvesting the proceeds and refinancing the borrowings at more favorable rates, these transactions are expected to enhance net interest income.

     Noninterest income, excluding net gains on assets sales described above, decreased 7% to $11.7 million for the fourth quarter of 2001 from $12.6 million for the fourth quarter of 2000. The decrease in noninterest income was due to a $1.7 million decrease in mortgage banking income. For the fourth quarter 2001, mortgage banking income included a $956,000 gain from the sale of $79.5 million of portfolio mortgage loans, which was offset by higher prepayment amortization and a $559,000 impairment charge related to mortgage servicing rights. Mortgage banking income for the fourth quarter of 2000 included a $1.6 million gain on the sale of mortgage servicing rights.

     Noninterest expenses, excluding the other items described above, declined 2% to $38.2 million for the fourth quarter of 2001 from $39.1 million for the fourth quarter 2000. This decline reflected on-going efforts to control expenses and the achievement of cost savings, particularly related to occupancy, furniture and equipment, advertising, data processing, and outside service fees.

     Table 5 presents a summary of the consolidated quarterly financial data for each of the quarters during the two years ended December 31, 2001.

TABLE 5
--------------------------------------------------------------------------------
QUARTERLY FINANCIAL DATA
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                              --------------------------------------------------------
                                              DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                              ------------   -------------   -----------   -----------
2001
  Interest income...........................  $    90,182     $    94,446    $    97,399   $   100,521
  Interest expense..........................       38,725          47,586         53,438        57,575
                                              -----------     -----------    -----------   -----------
  Net interest income.......................       51,457          46,860         43,961        42,946
  Provision for loan losses.................        6,461           5,476          5,600         4,508
  Noninterest income........................       15,123          12,664         13,125        12,915
  Noninterest expense.......................       38,729          35,324         36,293        38,158
                                              -----------     -----------    -----------   -----------
  Income before income taxes, minority
     interest, extraordinary item and
     cumulative effect of change in
     accounting principle...................       21,390          18,724         15,193        13,195
  Income taxes..............................        7,047           6,532          5,242         4,750
                                              -----------     -----------    -----------   -----------
  Income before minority interest,
     extraordinary item and cumulative
     effect of change in accounting
     principle..............................       14,343          12,192          9,951         8,445
  Minority interest in consolidated
     subsidiary, net of tax.................         (459)           (503)          (307)          (95)
                                              -----------     -----------    -----------   -----------
  Income before extraordinary item and
     cumulative effect of change in
     accounting principle...................       13,884          11,689          9,644         8,350
  Extraordinary item, net of tax............       (1,268)           (689)            --            --
  Cumulative effect of change in accounting
     principle, net of tax..................           --              --             --           282
                                              -----------     -----------    -----------   -----------
  Net income................................  $    12,616     $    11,000    $     9,644   $     8,632
                                              ===========     ===========    ===========   ===========
  Shares outstanding:
     Average, basic.........................   41,171,069      42,340,019     42,458,303    42,424,190
     Average, diluted.......................   41,906,297      43,091,562     43,179,212    43,117,270
     At quarter end.........................   41,228,976      41,300,221     42,598,944    42,526,005
Per common share, basic:
  Net income before extraordinary item and
     cumulative effect of change in
     accounting principle...................  $      0.34     $      0.28    $      0.23   $      0.19
  Extraordinary item........................        (0.03)          (0.02)            --            --
  Cumulative effect of change in accounting
     principle..............................           --              --             --          0.01
                                              -----------     -----------    -----------   -----------
  Net income................................  $      0.31     $      0.26    $      0.23   $      0.20
                                              ===========     ===========    ===========   ===========

                                                                 THREE MONTHS ENDED
                                              --------------------------------------------------------
                                              DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                              ------------   -------------   -----------   -----------
Per common share, diluted:
  Net income before extraordinary item and
     cumulative effect of change in
     accounting principle...................  $      0.34     $      0.27    $      0.22   $      0.19
  Extraordinary item........................        (0.04)          (0.01)            --            --
  Cumulative effect of change in accounting
     principle..............................           --              --             --          0.01
                                              -----------     -----------    -----------   -----------
  Net income................................  $      0.30     $      0.26    $      0.22   $      0.20
                                              ===========     ===========    ===========   ===========
  Cash dividend declared....................  $      0.12     $      0.11    $      0.11   $      0.11
  Common stock price:
     High...................................        18.00           20.00          22.00         17.38
     Low....................................        15.44           14.01          13.31         12.19
     Close..................................        17.75           15.84          18.88         14.25
  Volume traded.............................    5,162,468       8,444,567      7,098,482     6,704,297
2000
  Interest income...........................  $   101,591     $   100,709    $    96,021   $    90,711
  Interest expense..........................       60,681          56,765         50,666        46,291
                                              -----------     -----------    -----------   -----------
  Net interest income.......................       40,910          43,944         45,355        44,420
  Provision for loan losses.................        4,242           6,709          8,482         3,945
  Noninterest income........................       19,607           6,397         10,630        12,714
  Noninterest expense.......................       44,516          50,326         57,348        37,669
                                              -----------     -----------    -----------   -----------
  Income (loss) before income taxes.........       11,759          (6,694)        (9,845)       15,520
  Income taxes..............................        3,142          (3,612)          (896)        5,117
                                              -----------     -----------    -----------   -----------
  Net income (loss).........................  $     8,617     $    (3,082)   $    (8,949)  $    10,403
                                              ===========     ===========    ===========   ===========
  Shares outstanding:
     Average, basic.........................   42,943,042      42,901,829     42,842,124    42,944,844
     Average, diluted.......................   43,465,250      43,577,477     43,530,646    43,629,026
     At quarter end.........................   42,460,358      43,134,578     43,056,873    42,999,809
Per common share:
  Net income (loss), basic..................  $      0.20     $     (0.07)   $     (0.21)  $      0.24
  Net income (loss), diluted................         0.20           (0.07)         (0.21)         0.24
  Cash dividend declared....................         0.11            0.10           0.10          0.10
  Common stock price:
     High...................................        13.38           15.88          17.75         18.13
     Low....................................         8.38           11.00          10.75         12.75
     Close..................................        13.25           12.63          14.50         13.13
  Volume traded.............................    8,349,269       4,329,396      5,382,494     7,690,054

BALANCE SHEET REVIEW

  Loans

     At December 31, 2001, TSFG had total loans outstanding of $3.7 billion, which equaled 104% of total deposits and 62% of total assets. Loans are the largest category of earning assets and generally produce the highest yields. The loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans are to borrowers domiciled in our market areas in South Carolina, North Carolina, and Florida. The portfolio does not contain any foreign loans or any Highly Leveraged Transactions, as defined by regulatory authorities.

     TSFG reviews its loan portfolio based upon product type, which differs from the presentation in Table 6, which is based on collateral type. Product type represents the purpose of the loan, whereas the collateral type represents the underlying assets securing the loan. Commercial loans, which totaled 44.5% of loans based upon product type at December 31, 2001, are primarily to small and medium-size businesses to finance operating needs, equipment, and real properties. Commercial real estate loans, which totaled 29.1% of loans based upon product type at December 31, 2001, include construction, mini-perm, and permanent loans, primarily on pre-sold or pre-leased properties for local developers and investors. Consumer and mortgage loans, which totaled 26.4% of loans based upon product type at December 31, 2001, include loans to finance automobiles (primarily new and used car loans purchased from dealers), home equity loans, and home mortgage loans.

     TSFG's only significant industry concentration is commercial real estate loans (loans to finance real properties for sale or lease to unrelated third parties), which totaled $1.1 billion at December 31, 2001. In Table 6, these loans are included in "Real estate -- construction" and "Commercial secured by real estate," categories that also include loans to non-real estate industry borrowers. In 2001, the commercial real estate portion of these two categories declined slightly in dollar amount and fell from 29.6% of total loans at December 31, 2000 to 29.1% of total loans at December 31, 2001. All other industry concentrations represented less than 10% of total loans.

     Table 6 summarizes outstanding loans by collateral type with the percentage of loans in each category. Effective with the system conversion in June 2000, we reclassified certain loans, and accordingly, composition presented below for 2001 and 2000 may not be comparable with the earlier periods presented.

TABLE 6
--------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2001         2000         1999         1998         1997
                                                 ----------   ----------   ----------   ----------   ----------
Commercial, financial and agricultural.........  $  742,218   $  561,360   $  536,542   $  495,148   $  405,721
Real estate -- construction....................     532,037      458,577      221,683      150,194      131,403
Real estate -- residential mortgage (1-4
  family)......................................     551,119      890,693      729,522      562,511      509,575
Commercial secured by real estate (1)..........   1,400,466    1,348,604    1,336,491    1,130,932      856,289
Consumer.......................................     504,222      460,668      396,358      282,583      209,126
Credit cards...................................          --           --       15,798       73,788       58,964
Lease financing receivables....................         536        4,186       15,500       40,450       79,597
                                                 ----------   ----------   ----------   ----------   ----------
Loans held for investment......................   3,730,598    3,724,088    3,251,894    2,735,606    2,250,675
Less: Unearned income..........................         348        1,536        5,765        8,363       12,699
                                                 ----------   ----------   ----------   ----------   ----------
Loans held for investment, net of unearned
  income.......................................   3,730,250    3,722,552    3,246,129    2,727,243    2,237,976
Loans held for sale............................       6,513       12,630       45,591      113,834      236,146
Less: Allowance for loan losses................      44,587       43,024       33,756       29,812       25,736
                                                 ----------   ----------   ----------   ----------   ----------
    Total net loans............................  $3,692,176   $3,692,158   $3,257,964   $2,811,265   $2,448,386
                                                 ==========   ==========   ==========   ==========   ==========

--------------------------------------------------------------------------------
PERCENTAGE OF LOANS IN CATEGORY
--------------------------------------------------------------------------------

                                                                       DECEMBER 31,
                                                  ------------------------------------------------------
                                                   2001        2000        1999        1998        1997
                                                  ------      ------      ------      ------      ------
LOANS HELD FOR INVESTMENT
Commercial, financial and agricultural..........   19.90%      15.07%      16.50%      18.10%      18.03%
Real estate -- construction.....................   14.26       12.32        6.82        5.49        5.84
Real estate -- residential mortgage (1-4
  family).......................................   14.77       23.92       22.43       20.56       22.64
Commercial secured by real estate (1)...........   37.54       36.21       41.10       41.34       38.04
Consumer........................................   13.52       12.37       12.19       10.33        9.29
Credit cards....................................      --          --        0.48        2.70        2.62
Lease financing receivables.....................    0.01        0.11        0.48        1.48        3.54
                                                  ------      ------      ------      ------      ------
    Total.......................................  100.00%     100.00%     100.00%     100.00%     100.00%
                                                  ======      ======      ======      ======      ======

------------
(1) This category includes loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities. At December 31, 2001, such loans were approximately 55% of the category total.

     Loans held for investment, net of unearned income, increased $7.7 million, or 0.2%, to $3.7 billion from December 31, 2000 to December 31, 2001. Adjusting for a securitization and sales of mortgage loans, loans held for investment increased approximately $270.2 million, or 7.8%, from December 31, 2000. The majority of this growth was in commercial loans, primarily in our Florida markets.

     During 2001, using the loan portfolio composition shown in Table 6, commercial, financial and agricultural loans grew 32%, reflecting the effect of diversification strategies designed to reduce portfolio concentration in commercial real estate loans. Consumer loan growth of 9% was primarily in indirect auto loans (loans purchased from car dealers) at Citrus Bank. Construction loan growth of 16% was primarily composed of single-family residential development and construction loans at Citrus Bank. The decline in residential mortgage loans reflects the securitization and sale of $262.5 million of mortgage loans in 2001.

     In March 2001, TSFG securitized approximately $112.2 million of residential mortgage loans from the held for investment portfolio and subsequently sold $80.4 million of these mortgage-backed securities. The remaining $31.8 million of the mortgage-backed securities was included in securities available for sale. In connection with this transaction, TSFG recorded a $1.6 million gain, which was included in mortgage banking income. In July and December 2001, TSFG sold $150.3 million of residential mortgage loans, previously transferred from the held for investment portfolio to loans held for sale, for a $876,000 net gain.

     Table 7 presents maturities of certain loan classifications at December 31, 2001. The table also provides the breakdown between those loans with a predetermined interest rate and those loans with a floating interest rate.

TABLE 7
--------------------------------------------------------------------------------
SELECTED LOAN MATURITY AND INTEREST SENSITIVITY
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                               OVER ONE BUT     OVER
                                                    ONE YEAR    LESS THAN       FIVE
                                                    OR LESS     FIVE YEARS     YEARS       TOTAL
                                                    --------   ------------   --------   ----------
Commercial secured by real estate.................  $294,994     $820,373     $285,099   $1,400,466
Commercial, financial and agricultural............   397,566      318,763       25,889      742,218
Real estate -- construction.......................   255,391      214,021       62,625      532,037
Total of loans with:
  Floating interest rates.........................   760,871      656,341      183,984    1,601,196
  Predetermined interest rates....................   187,080      696,816      189,629    1,073,525

     Table 8 summarizes TSFG's loan relationships, including unused loan commitments, which are greater than $10 million.

TABLE 8
--------------------------------------------------------------------------------
LOAN RELATIONSHIPS GREATER THAN $10 MILLION
--------------------------------------------------------------------------------

                                                       OUTSTANDING PRINCIPAL BALANCE
                                                       -----------------------------
                                                                       PERCENTAGE OF
                           NUMBER          TOTAL                        TOTAL LOAN
                        OF BORROWERS     COMMITMENT        AMOUNT        PORTFOLIO
                        ------------   --------------  --------------  -------------
December 31, 2001.....       35        $508.3 million  $271.2 million        7%
December 31, 2000.....       23         284.8 million   166.6 million        4

     The increase in relationships over $10 million had two primary causes. First, existing credit relationships, which were previously less than $10 million, expanded and now exceed $10 million. Second, TSFG expanded its corporate lending group, which focuses on larger regional companies domiciled in our markets. This group, created in 2001, grew significantly and is expected to continue growing in 2002.

  Allowance for Loan Losses

     The adequacy of the Allowance is analyzed on a quarterly basis. For purposes of this analysis, adequacy is defined as a level of reserves sufficient to absorb probable losses in the portfolio. The methodology employed for this analysis is as follows.

     The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (direct installment, indirect installment, revolving, and mortgage) and by credit risk grade for performing commercial loans. Nonperforming commercial loans are individually assessed for impairment under SFAS 114 and assigned specific allocations. To allow for modeling error, a range of probable loss ratios (from 95% to 105% of the adjusted historical loss ratio) is then derived for each segment. The resulting percentages are then applied to the dollar amounts of loans in each segment to arrive at each segment's range of probable loss levels.

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

     The Allowance is then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss range for each category. The unallocated component is the sum of the amounts by which final loss estimates exceed the lower end estimates for each category. The unallocated component of the Allowance represents probable losses inherent in the portfolio based on our analysis that are not fully captured in the allocated allowance. The allocation of the Allowance to the respective loan classifications is not necessarily indicative of future losses or future allocations. The entire Allowance is available to absorb losses in the loan portfolio.

     Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management's judgments are based on numerous assumptions about current events, which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of TSFG.

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

     The Allowance totaled $44.6 million, or 1.20% of loans held for investment, net of unearned income at December 31, 2001, compared with $43.0 million, or 1.16%, at December 31, 2000. During 2001, TSFG reduced the Allowance by $230,000 as a consequence of the securitization and sale of residential mortgage loans. The Allowance to nonperforming loans ratio was 1.15 times and 2.34 times at December 31, 2001 and 2000, respectively. Nonperforming loans increased to $38.9 million as of December 31, 2001 from $18.4 million at December 31, 2000. See "Credit Quality." Our analysis of Allowance adequacy includes an impairment analysis for each nonperforming commercial loan.

     Table 9, which summarizes the changes in the Allowance, and Table 10, which reflects the allocation of the Allowance at the end of each year, provide additional information with respect to the activity in the Allowance. Net charge-offs increased in 2001, particularly in consumer and real estate-related commercial loans, primarily due to the unfavorable economic conditions that prevailed. Until the economy improves, charge-off levels are expected to remain above historical levels. The economic outlook remains highly uncertain, and future charge-off levels are therefore relatively less predictable. However, assuming that economic conditions do not significantly worsen, management expects charge-offs to remain at, or only slightly above, the level for 2001 over the next several quarters.

TABLE 9
--------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          2001         2000         1999         1998         1997
                                       ----------   ----------   ----------   ----------   ----------
Loan loss reserve at beginning of
  year...............................  $   43,024   $   33,756   $   29,812   $   25,736   $   19,988
Purchase accounting acquisitions.....          --           --          408        1,822        3,550
Allowance adjustment for loans
  sold...............................        (230)        (252)      (2,977)          --          658
Charge-offs:
  Commercial, financial and
     agricultural....................       8,346        7,548        4,791        3,752        2,441
  Real estate -- construction........       1,885           --           --           --           --
  Secured by real estate.............       3,896        1,458          805          320          588
  Consumer...........................       9,027        6,617        6,354        6,991        6,276
  Credit cards.......................          --          450        1,852        4,418        5,475
                                       ----------   ----------   ----------   ----------   ----------
       Total loans charged-off.......      23,154       16,073       13,802       15,481       14,780
                                       ----------   ----------   ----------   ----------   ----------
Recoveries:
  Commercial, financial and
     agricultural....................       1,553        1,314          783          779          451
  Real estate -- construction........         195           --           --           --           --
  Secured by real estate.............         164          156          132           76           62
  Consumer...........................         990          627          997        1,179        1,115
  Credit cards.......................          --          118          130           55           50
                                       ----------   ----------   ----------   ----------   ----------
       Total loans recovered.........       2,902        2,215        2,042        2,089        1,678
                                       ----------   ----------   ----------   ----------   ----------
Net charge-offs......................      20,252       13,858       11,760       13,392       13,102
Additions to reserve through
  provision expense..................      22,045       23,378       18,273       15,646       14,642
                                       ----------   ----------   ----------   ----------   ----------
Loan loss reserve at end of year.....  $   44,587   $   43,024   $   33,756   $   29,812   $   25,736
                                       ==========   ==========   ==========   ==========   ==========
Average loans........................  $3,769,358   $3,545,336   $3,045,913   $2,577,018   $2,066,592
Loans held for investment, net of
  unearned income (period end).......   3,730,250    3,722,552    3,246,129    2,727,243    2,237,976
Net charge-offs as a percentage of
  average loans......................        0.54%        0.39%        0.39%        0.52%        0.63%
Allowance for loan losses as a
  percentage of loans held for
  investment, net of unearned
  income.............................        1.20         1.16         1.04         1.09         1.15

TABLE 10
--------------------------------------------------------------------------------
COMPOSITION OF ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          2001         2000         1999         1998         1997
                                       ----------   ----------   ----------   ----------   ----------
Commercial, financial and
  agricultural.......................  $    8,784   $    6,935   $   10,226   $    7,298   $    6,361
Real estate -- construction..........       6,292        5,622        2,572        1,712        1,217
Real estate -- residential mortgage
  (1-4 family).......................         731        1,769        3,269        2,007          921
Commercial secured by real estate....      16,562       16,539        6,502        4,202        3,242
Consumer.............................       9,804       10,168        7,039        6,371        5,957
Credit cards.........................          --           --        1,465        5,747        6,188
Unallocated..........................       2,414        1,991        2,683        2,475        1,850
                                       ----------   ----------   ----------   ----------   ----------
          Total......................  $   44,587   $   43,024   $   33,756   $   29,812   $   25,736
                                       ==========   ==========   ==========   ==========   ==========

  Securities

     TSFG uses the investment securities portfolio to provide an appropriate level of liquidity, adequate interest income, and collateral for pledges on public deposits and securities sold under repurchase agreements. Investment securities are also a useful tool to assist in managing TSFG's interest sensitivity position. Table 11 shows the carrying values of the investment securities portfolio at the end of each of the last three years.

TABLE 11
--------------------------------------------------------------------------------
INVESTMENT SECURITIES PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                 2001        2000       1999
                                                              ----------   --------   --------
SECURITIES HELD TO MATURITY (at amortized cost)
U.S. Treasury...............................................  $       --   $     --   $  2,349
U.S. Government agencies....................................          --      2,650      3,648
Mortgage-backed securities..................................          --         --      1,484
State and municipal.........................................      80,729     75,015     63,877
Other investments (1).......................................         103        102        402
                                                              ----------   --------   --------
                                                                  80,832     77,767     71,760
                                                              ----------   --------   --------
SECURITIES AVAILABLE FOR SALE (at fair value)
U.S. Treasury...............................................     503,191     12,163     22,090
U.S. Government agencies....................................     106,983    186,507    247,046
Mortgage-backed securities..................................     817,237    507,817    442,907
State and municipal.........................................      12,092     12,409     21,056
Other investments(1)........................................     121,483     97,877    154,619
                                                              ----------   --------   --------
                                                               1,560,986    816,773    887,718
                                                              ----------   --------   --------
TRADING ACCOUNT (at fair value)
U.S. Treasury...............................................          --         --         --
U.S. Government agencies....................................       1,142      4,610      3,758
State and municipal.........................................         435        360        910
Other investments...........................................          --         34         --
                                                              ----------   --------   --------
                                                                   1,577      5,004      4,668
                                                              ----------   --------   --------
          Total.............................................  $1,643,395   $899,544   $964,146
                                                              ==========   ========   ========

------------
(1) At December 31, 2001, other investments were made up primarily of corporate bonds ($69.1 million), FHLB stock ($23.7 million), bank stocks ($13.6 million), and Net.B@nk common stock ($12.3 million). See "Balance Sheet Review -- Equity Investments."

     At December 31, 2001, TSFG's investment portfolio totaled $1.6 billion, up $743.9 million from the $899.5 million invested as of December 31, 2000. The majority of this increase occurred in the fourth quarter 2001, when TSFG increased its U.S. Treasury security portfolio by approximately $520 million. During 2001, as a result of declining interest rates, U.S. government agency securities were called prior to the stated maturities, and prepayments associated with mortgage-backed securities accelerated. TSFG increased the available for sale portfolio balances to provide a quality investment alternative, in preparation for additional prepayments of mortgage-backed securities, and to increase interest income by leveraging available capital. During 2002, TSFG may elect to sell investment securities depending on its need for liquidity to fund loan demand and the general level of interest rates.

     Securities (i.e., securities held to maturity, securities available for sale, and trading securities) averaged $1.1 billion in 2001, 30% above the 2000 average of $866.4 million. A significant portion of the increase was attributable to purchases of securities to leverage available capital. The average portfolio yield decreased to 6.36% in 2001 from 6.94% in 2000, due to a lower level of general interest rates. The composition of the investment portfolio as of December 31, 2001 follows: mortgage-backed securities 49%, treasuries 31%, agencies 7%, state and municipalities 6%, and other securities 7% (which included equity investments described below).

     Table 12 shows the contractual maturity schedule for securities held to maturity and securities available for sale at December 31, 2001. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table also reflects the weighted average yield of the investment securities.

TABLE 12
--------------------------------------------------------------------------------
INVESTMENT SECURITIES MATURITY SCHEDULE
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

HELD TO MATURITY -- AMORTIZED COST

                                           AFTER ONE    AFTER FIVE
                                 WITHIN    BUT WITHIN   BUT WITHIN     AFTER     NO CONTRACTUAL
                                ONE YEAR   FIVE YEARS   TEN YEARS    TEN YEARS      MATURITY        TOTAL
                                --------   ----------   ----------   ---------   --------------   ----------
State and municipal...........  $ 8,595     $34,616      $ 36,938    $    580       $    --       $   80,729
Other investments.............       53          --            50          --            --              103
                                -------     -------      --------    --------       -------       ----------
                                $ 8,648     $34,616      $ 36,988    $    580       $    --       $   80,832
                                =======     =======      ========    ========       =======       ==========
WEIGHTED AVERAGE YIELD
State and municipal...........     4.65%       4.72%         4.79%       4.90%           --%            4.74%
Other investments.............     7.33          --          6.75          --            --             7.05
                                -------     -------      --------    --------       -------       ----------
                                   4.67%       4.72%         4.79%       4.90%           --%            4.75%
                                =======     =======      ========    ========       =======       ==========

AVAILABLE FOR SALE -- FAIR VALUE

                                           AFTER ONE    AFTER FIVE
                                 WITHIN    BUT WITHIN   BUT WITHIN     AFTER     NO CONTRACTUAL
                                ONE YEAR   FIVE YEARS   TEN YEARS    TEN YEARS      MATURITY        TOTAL
                                --------   ----------   ----------   ---------   --------------   ----------
U.S. Treasury.................  $41,749     $10,063      $450,428    $    951       $    --       $  503,191
U.S. Government agencies......    4,994      11,381        90,608          --            --          106,983
Mortgage-backed securities....       --      53,683        43,616     719,938            --          817,237
State and municipal...........      411       4,015         6,721         945            --           12,092
Other investments.............   26,692      14,091        13,209      15,844        51,647          121,483
                                -------     -------      --------    --------       -------       ----------
                                $73,846     $93,233      $604,582    $737,678       $51,647       $1,560,986
                                =======     =======      ========    ========       =======       ==========
WEIGHTED AVERAGE YIELD
U.S. Treasury.................     1.83%       3.81%         4.26%       8.00%           --%            4.06%
U.S. Government agencies......     6.21        6.55          5.44          --            --             5.59
Mortgage-backed securities....       --        6.40          6.50        6.69            --             6.66
State and municipal...........     5.01        4.60          4.46        4.62            --             4.54
Other investments (1).........     6.94        6.32          6.12        6.57           n/a             3.78
                                -------     -------      --------    --------       -------       ----------
                                   3.99%       6.05%         4.64%       6.69%           --%            5.51%
                                =======     =======      ========    ========       =======       ==========

------------

(1) Approximately $52 million of these securities have no contractual maturity or yield and accordingly are excluded from the "Other Investments" yield calculation as well as the overall "Available for Sale" yield calculation.

  Equity Investments

     Investment in Net.B@nk, Inc. At December 31, 2001, TSFG owned 1,175,000 shares of Net.B@nk common stock, or approximately 4% of the outstanding shares. Net.B@nk owns and operates Net.B@nk, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the

Internet. TSFG's investment in Net.B@nk, which is included in securities available for sale and has a basis of approximately $326,000, was recorded at its pre-tax market value of approximately $12.3 million as of December 31, 2001. TSFG's shares of Net.B@nk common stock are "restricted" securities, as that term is defined in federal securities law.

     Investment in Affinity Technology Group, Inc. At December 31, 2001, TSFG, through its subsidiary, Blue Ridge, owned 4,876,340 shares of common stock of Affinity Technology Group, Inc. ("Affinity"), or approximately 12% of the outstanding shares. TSFG's investment in Affinity, which is included in securities available for sale and has a basis of approximately $433,000, was recorded at its approximate pre-tax market value of $293,000 as of December 31, 2001. During 2001, TSFG sold approximately 348,000 shares of Affinity common stock for a pre-tax gain of $63,000. TSFG's shares in Affinity are "restricted" securities, as that term is defined in federal securities law.

     At December 31, 2000, TSFG owned a warrant to purchase 3,471,340 shares of Affinity common stock for approximately $0.0001 per share ("Affinity Warrant"). On January 1, 2001, effective with the adoption of SFAS 133 for derivative activities, TSFG recorded the Affinity Warrant on the consolidated balance sheet at its fair value of $434,000. Under accounting principles as of December 31, 2000, the Affinity Warrant was not recorded on the consolidated balance sheet. On February 27, 2001, TSFG exercised the Affinity Warrant and recorded the asset as securities available for sale based on the fair value of the Affinity common shares as of the exercise date.

     Investments in Banks and Transaction Processing Company. As of December 31, 2001, TSFG had equity investments in fourteen community banks located in the Southeast. In each case, TSFG owns less than 5% of the community bank's outstanding common stock. TSFG has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. As of December 31, 2001, equity investments in the community banks, included in securities available for sale with a basis of approximately $8.9 million, were recorded at their pre-tax market value of approximately $8.5 million. TSFG also has an investment in Nexity Financial Corporation, an Internet bank, which is recorded at its cost basis of $500,000.

     As a result of our merger with Anchor Financial, TSFG has an investment in Rock Hill Bank & Trust. The investment, which is included in securities available for sale and has a basis of approximately $3.1 million, was recorded at its pre-tax market value of approximately $4.6 million as of December 31, 2001.

     TSFG owned 24,103 shares of Concord EFS, Inc., a transaction processing company, following Concord's February 2001 acquisition of Star Systems, Inc., an electronic payment network. During the first quarter 2001, TSFG recognized a $758,000 gain when TSFG exchanged its Star System, Inc. stock for stock of Concord, a publicly-traded company. In June 2001, TSFG sold all 24,103 shares of Concord for an additional $360,000 gain.

     CF Investment Company. CF Investment Company is a wholly-owned Small Business Investment Company, licensed through the Small Business Administration. Its principal focus is to invest in companies that have a bank-related technology or service that TSFG and its subsidiaries can use. As of December 31, 2001, CF Investment Company had invested approximately $1.4 million in a company specializing in electronic document management services.

     CF Investment Company's loans and equity investments represent a higher risk to TSFG due to the start-up nature of these companies. During 2001 and 2000, TSFG incurred losses totaling $300,000 and $2.4 million, respectively, related to the write-off of investments. CF Investment Company is largely inactive and has not made a new investment since second quarter 2000.

  Intangible Assets and Other Assets

     The intangible assets balance at December 31, 2001 of $97.1 million was attributable to goodwill of $91.6 million and core deposit balance premiums of $5.5 million. The intangible assets balance at December 31, 2000 of $107.3 million was attributable to goodwill of $100.1 million and core deposit balance premiums of $7.2 million. The decline in the intangible assets balances was attributable to the amortization of intangibles and the write-off of intangible assets associated with the sale of branches. TSFG adopted SFAS 142 effective January 1, 2002 and is required to test its intangible assets for impairment in accordance with the provisions of SFAS 142. See "Current Accounting Issues."

     Other assets increased $23.1 million to $203.6 million at December 31, 2001 from $180.5 million at December 31, 2000. This increase was largely attributable to balances for bank-owned life insurance, which increased $29.7 million to $109.4 million at December 31, 2001. Mortgage servicing rights totaled $8.9 million and $20.7 million at December 31, 2001 and 2000, respectively. The balance for mortgage servicing rights declined primarily due to the first quarter 2001 sales of rights and the amortization of rights, which accelerated in 2001 due to higher mortgage prepayments.

  Deposits

     Deposits remain TSFG's primary source of funds for loans and investments. Deposits provided funding for 75% of average earning assets in 2001 and 83% in 2000. Carolina First Bank and Citrus Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits declined, and accordingly, we have developed other sources, such as FHLB advances and short-term borrowings, to fund loan demand and increases in investment securities.

     Deposits decreased 7% to $3.6 billion at December 31, 2001 from $3.9 billion at December 31, 2000. Average deposits remained relatively constant at $3.7 billion for 2001 and 2000. Deposit pricing remains very competitive, and we expect this pricing environment to continue. In 2001, TSFG decided to keep deposit rates offered on par with competitors and reduced deposit rate-driven promotions, which resulted in lower deposit balances, as of December 31, 2001.

     Table 13 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

TABLE 13
--------------------------------------------------------------------------------
TYPES OF DEPOSITS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,
                                       --------------------------------------------------------------
                                          2001         2000         1999         1998         1997
                                       ----------   ----------   ----------   ----------   ----------
Noninterest-bearing demand
  deposits...........................  $  524,437   $  488,323   $  496,428   $  501,751   $  393,606
Interest-bearing demand deposits.....     618,236      591,371      594,223      625,875      419,762
Money market accounts................     758,243      704,417      630,545      530,859      458,367
Savings accounts.....................     112,227      116,165      148,055      183,640      179,816
Time deposits under $100,000.........   1,066,581    1,441,362    1,109,195    1,036,007      967,094
Time deposits of $100,000 or more....     525,531      553,024      503,205      424,391      392,494
                                       ----------   ----------   ----------   ----------   ----------
     Total deposits..................  $3,605,255   $3,894,662   $3,481,651   $3,302,523   $2,811,139
                                       ==========   ==========   ==========   ==========   ==========

--------------------------------------------------------------------------------
PERCENTAGE OF DEPOSITS
--------------------------------------------------------------------------------

                                                             DECEMBER 31,
                                        ------------------------------------------------------
                                         2001        2000        1999        1998        1997
                                        ------      ------      ------      ------      ------
Noninterest-bearing demand
  deposits..........................     14.55%      12.54%      14.26%      15.19%      14.00%
Interest-bearing demand deposits....     17.15       15.18       17.07       18.95       14.93
Money market accounts...............     21.03       18.09       18.11       16.08       16.31
Savings accounts....................      3.11        2.98        4.25        5.56        6.40
Time deposits under $100,000........     29.58       37.01       31.86       31.37       34.40
Time deposits of $100,000 or more...     14.58       14.20       14.45       12.85       13.96
                                        ------      ------      ------      ------      ------
     Total deposits.................    100.00%     100.00%     100.00%     100.00%     100.00%
                                        ======      ======      ======      ======      ======

     During 2001, average money market accounts increased $73.3 million, or 11%, and average interest checking accounts increased $12.1 million, or 2%. Declines in the average balances for other types of deposits, including noninterest-bearing and time deposits, offset these increases. (Table 2 in "Earnings Review-Net Interest Income" details average balances for the deposit portfolio.) Although average noninterest-bearing deposits declined for 2001, these average balances increased each quarter of 2001 to $505.1 million for the fourth quarter 2001 from $494.9 million, $474.0 million, and $438.3 million for the preceding three-quarters. As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest checking, money market, and savings accounts). At December 31, 2001, transaction accounts made up 56% of total deposits, compared with 49% at December 31, 2000. These trends reflect TSFG's efforts to enhance its deposit mix by working to attract lower-cost transaction accounts.

     The decline in time deposits was largely attributable to offering fewer certificate of deposit promotions in 2001 and reducing Bank CaroLine's certificate of deposit rates. At December 31, 2001, total deposits for Bank CaroLine, an Internet bank, totaled $55.3 million, down from $221.2 million as of December 31, 2000. Deposits for Bank CaroLine declined significantly, due to offering less aggressive interest rates in an effort to lower the overall cost of funds. At December 31, 2001, TSFG had $141.7 million in brokered certificates of deposit under $100,000, compared with $99.2 million at December 31, 2000. We consider these funds as an alternative funding source available to use while continuing to maintain and grow our local deposit base.

     Time deposits of $100,000 or more represented 15% and 14% of total deposits at December 31, 2001 and 2000, respectively. TSFG's larger denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds.

     Table 14 shows a maturity schedule for time deposits of $100,000 or more at December 31, 2001.

TABLE 14
--------------------------------------------------------------------------------
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

Three months or less......................................  $165,133
Over three through six months.............................   107,042
Over six through twelve months............................   175,590
Over twelve months........................................    77,766
                                                            --------
     Total outstanding....................................  $525,531
                                                            ========

  Borrowed Funds

     TSFG's short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances (with maturities less than one year when made), commercial paper, and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes and FHLB borrowings with maturities greater than one year when made. In 2001, average borrowings totaled $1.2 billion compared with $780.9 million in 2000. This increase was primarily attributable to an increased reliance on short-term borrowings to support earning asset growth and to fund increases in investment securities.

     Table 15 shows balance and interest rate information on TSFG's short-term borrowings.

TABLE 15
--------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                        MAXIMUM
                                      OUTSTANDING
                                        AT ANY      AVERAGE       AVERAGE        ENDING     INTEREST RATE AT
YEAR ENDED DECEMBER 31,                MONTH END    BALANCE    INTEREST RATE    BALANCE         YEAR END
-----------------------               -----------   --------   -------------   ----------   ----------------
2001
Federal funds purchased and
  repurchase agreements.............  $1,269,538    $671,706       3.15%       $1,269,538         1.63%
FHLB advances.......................      98,000      48,127       5.06            98,000         2.09
Note payable to unaffiliated bank...      15,000       2,798       8.01                --           --
Treasury, tax and loan note.........      25,610      19,811       2.01            25,060         1.62
Commercial paper....................      30,589      20,370       5.40            26,902         4.55
                                                    --------       ----        ----------         ----
                                                    $762,812       3.32%       $1,419,500         1.72%
                                                    ========       ====        ==========         ====
2000
Federal funds purchased and
  repurchase agreements.............  $  235,545    $206,814       5.81%       $  232,110         6.32%
FHLB advances.......................     294,990     243,944       6.43           203,000         6.44
Note payable to unaffiliated bank...      15,000         331       8.62            15,000         8.62
Treasury, tax and loan note.........      10,611       5,325       5.01             9,366         6.29
Commercial paper....................       7,641         563       7.85             7,641         7.19
                                                    --------       ----        ----------         ----
                                                    $456,977       6.14%       $  467,117         6.46%
                                                    ========       ====        ==========         ====
1999
Federal funds purchased and
  repurchase agreements.............  $  226,016    $187,174       4.76%       $  179,710         4.78%
FHLB advances.......................     235,990      54,212       5.26           235,990         5.01
Commercial paper....................       7,938       1,922       4.89             2,929         5.31
                                                    --------       ----        ----------         ----
                                                    $243,308       4.86%       $  418,629         4.91%
                                                    ========       ====        ==========         ====

     Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. At December 31, 2001, federal funds purchased and securities sold under agreement to repurchase totaled $290.5 million and $979.0 million, respectively, up significantly from the prior year-end. The higher balances are primarily associated with higher balances in investment securities available for sale. Balances in these accounts can fluctuate on a day-to-day basis.

     Total FHLB advances were $469.3 million, including $371.3 million in long-term advances, at December 31, 2001 and $481.6 million, including $278.6 million in long-term advances, at December 31, 2000. FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, management's willingness to raise deposits through market promotions, and the Subsidiary Banks' unused FHLB borrowing capacity. In 2001, as a result of the significant decline in interest rates, TSFG implemented a program of periodically increasing its long-term FHLB advances to lock in lower borrowing rates. At December 31, 2001, the Subsidiary Banks had approximately $125 million of unused borrowing capacity from the FHLB. This capacity was unavailable at December 31, 2001 because the Subsidiary Banks had no available FHLB-qualifying collateral. See "Liquidity."

     TSFG's long-term borrowings totaled $411.3 million at December 31, 2001, up from $318.3 million as of December 31, 2000, primarily from the increase in long-term FHLB advances. TSFG plans to increase long-term borrowings in 2002 to provide more stable funding while borrowing rates remain relatively low. For example, in February 2002, TSFG entered into a ten-year repurchase agreement for $100 million at a variable rate of LIBOR minus 20 basis points with the lender's option to change to a fixed rate of 4.14% beginning in 2004.

  Capital Resources and Dividends

     Total shareholders' equity amounted to $458.2 million, or 7.6% of total assets, at December 31, 2001, compared with $468.7 million, or 9.0% of total assets, at December 31, 2000. Shareholders' equity declined during 2001 primarily from TSFG's stock repurchase program, cash dividends paid, and the unrealized losses in the investment securities available for sale portfolio. Retention of earnings partially offset these decreases. TSFG's primary source of additional equity capital has historically been the retention of earnings, which added $41.9 million, $7.0 million, and $40.5 million in 2001, 2000, and 1999, respectively.

     In December 2000, we initiated a stock repurchase program for up to two million shares, which we expanded to three million shares in September 2001. In connection with the program, TSFG has repurchased 2,393,783 shares, including 1,546,407 shares purchased during 2001. We may continue to repurchase shares depending upon current market conditions and available cash. In February 2002, we added an additional one million shares to the stock repurchase program, bringing the total to four million shares, or approximately 10% of our outstanding shares.

     TSFG's unrealized loss on securities, which is included in accumulated other comprehensive loss, was $5.6 million as of December 31, 2001 as compared to an unrealized gain of $6.6 million as of December 31, 2000. The decline was associated with 2001 sales of available for sale securities for a net gain of approximately $3.5 million and unrealized losses associated with U.S. Treasury securities purchased in the fourth quarter 2001.

     Book value per share at December 31, 2001 and 2000 was $11.11 and $11.04, respectively. Tangible book value per share at December 31, 2001 and 2000 was $8.76 and $8.51, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch purchases and acquisitions accounted for as purchases.

     TSFG and its Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines and exceeded the well-capitalized requirements at December 31, 2001. Table 16 sets forth various capital ratios for TSFG and its Subsidiary Banks. For further information regarding the regulatory capital of TSFG and its Subsidiary Banks, See Item 8, Note 26 to the Consolidated Financial Statements.

TABLE 16
--------------------------------------------------------------------------------
CAPITAL RATIOS
--------------------------------------------------------------------------------

                                                             WELL CAPITALIZED
                                         DECEMBER 31, 2001     REQUIREMENT
                                         -----------------   ----------------
TSFG
Total risk-based capital...............        11.43%               N/A
Tier 1 risk-based capital..............         9.36                N/A
Leverage ratio.........................         7.17                N/A

CAROLINA FIRST BANK
Total risk-based capital...............        11.15%              10.0%
Tier 1 risk-based capital..............         9.16                6.0
Leverage ratio.........................         6.74                5.0

CITRUS BANK
Total risk-based capital...............        10.45%              10.0%
Tier 1 risk-based capital..............         9.34                6.0
Leverage ratio.........................         8.57                5.0

     TSFG and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. We have paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. At the December 2001 meeting, the Board of Directors approved a regular quarterly cash dividend of $0.12 per common share, which represents an effective annual increase of approximately 9%.

TSFG presently intends to pay a quarterly cash dividend on the Common Stock; however, future dividends will depend upon TSFG's financial performance and capital requirements.

     Carolina First Mortgage Loan Trust (the "REIT") is a majority-owned subsidiary of SCOREIT, Inc., which is a subsidiary of Carolina First Bank, that holds real estate-related assets, including mortgage loans. SCOREIT, Inc.'s ownership in the REIT is evidenced by common and preferred equity. On February 22, 2001, Carolina First Bank sold 132 shares of the REIT's Series 2000A Cumulative Fixed Rate Preferred Shares ("REIT Series 2000A Preferred") to an institutional buyer. On June 8, 2001, Carolina First Bank sold 250 shares of the REIT's Series 2000B Cumulative Floating Rate Preferred Shares ("REIT Series 2000B Preferred") to an institutional buyer. Proceeds to Carolina First Bank from the sales of REIT Series 2000A Preferred and REIT Series 2000B Preferred (collectively the "REIT Preferred Stock") totaled approximately $37.0 million, net of $1.2 million in issuance costs, which is reported as minority interest in consolidated subsidiary on the consolidated balance sheet. The minority interest in consolidated subsidiary qualifies as capital under Federal Reserve Board guidelines.

     On November 28, 2001, South Financial Capital Trust I (the "Capital Trust"), a wholly-owned subsidiary of TSFG, issued and sold 31,000 floating rate securities, with a $1,000 liquidation amount per security, to institutional buyers in a pooled trust preferred issue. These securities, which are reported on the consolidated balance sheet as trust preferred debt, generated proceeds of $31.0 million. The Capital Trust loaned these proceeds to TSFG to use for general corporate purposes. Debt issue costs, which totaled $977,000 net of accumulated amortization, are included in other assets on the consolidated balance sheet. The trust preferred debt qualifies as tier 1 capital under Federal Reserve Board guidelines.

MARKET RISK AND ASSET/LIABILITY MANAGEMENT

     Market risk is the risk of loss from adverse changes in market prices and rates. TSFG's market risk arises principally from interest rate risk inherent in its core banking activities. Interest rate risk is the risk to net income represented by the impact of higher or lower interest rates. TSFG has risk management policies to monitor and limit exposure to interest rate risk.

     We attempt to manage exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee ("ALCO") and approved by the Board of Directors. The primary goal of TSFG's ALCO is to achieve consistent growth in net interest income while managing interest rate risk. We attempt to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates while maintaining adequate liquidity and capital. Our asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to have a significant impact on net interest income over time.

     TSFG uses several tools to monitor and manage interest rate risk. One of the primary tools is a simulation model which is used to analyze earnings at risk and the interest sensitivity gap (the difference between the amount of rate sensitive assets maturing or repricing within a specific time period and the amount of rate sensitive liabilities maturing or repricing within the same time period). The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a regular basis.

     Table 17 shows TSFG's financial instruments that are sensitive to changes in interest rates as well as TSFG's interest sensitivity gap at December 31, 2001. TSFG uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturities, projected repayments, prepayment of principal, and potential calls. For core deposits without contractual maturities (i.e., interest checking, savings, money market, and noninterest-bearing deposit accounts), the table presents principal cash flows based on management's judgement concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and calls differ from TSFG's historical experience and management's judgement.

TABLE 17
--------------------------------------------------------------------------------
MARKET RISK SENSITIVITY
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                              AVERAGE      0-3          4-6        7-12
                                               YIELD      MONTHS      MONTHS      MONTHS       2003        2004        2005
                                              -------   ----------   ---------   ---------   ---------   ---------   ---------
INTEREST-SENSITIVE ASSETS
Earning assets
  Loans, net of unearned income.............   8.27%    $  708,450   $ 459,464   $ 672,741   $ 766,016   $ 549,004   $ 176,762
  Investment securities(1)..................   6.36        157,385      95,782     111,166      70,179      62,848      58,098
  Federal funds sold........................   3.88             --          --          --          --          --          --
  Interest-bearing balances with other
    banks...................................   4.07         91,247          --         250          --          --          --
                                                        ----------   ---------   ---------   ---------   ---------   ---------
      Total earning assets..................   7.81%    $  957,082   $ 555,246   $ 784,157   $ 836,195   $ 611,852   $ 234,860
                                                        ==========   =========   =========   =========   =========   =========
INTEREST-SENSITIVE LIABILITIES
Liabilities
  Interest-sensitive liabilities
    Interest-bearing deposits
      Interest checking.....................   2.41%    $       --   $  61,823   $ 123,647   $      --   $ 216,383   $ 216,383
      Savings...............................   1.99             --       2,244       8,978      11,223      44,891      44,891
      Money market..........................   3.54        113,736     113,736     151,649          --     189,561     189,561
      Certificates of deposit...............   5.80        363,401     338,236     593,623     142,000     107,788      10,406
                                                        ----------   ---------   ---------   ---------   ---------   ---------
        Total interest-bearing deposits.....   4.51        477,137     516,039     877,897     153,223     558,623     461,241
    Other deposits(2).......................     --             --          --      52,444      52,444     209,775     209,774
    Borrowings..............................   4.44      1,421,207       6,747       2,772      21,965      40,028      51,375
                                                        ----------   ---------   ---------   ---------   ---------   ---------
      Total interest-sensitive
        liabilities.........................   4.49%     1,898,344     522,786     933,113     227,632     808,426     722,390
Notional amount of interest rate swaps......                38,477     (24,686)     (9,368)     (7,423)      3,000          --
                                                        ----------   ---------   ---------   ---------   ---------   ---------
        Total interest-sensitive liabilities
          and interest rate swaps...........            $1,936,821   $ 498,100   $ 923,745   $ 220,209   $ 811,426   $ 722,390
                                                        ==========   =========   =========   =========   =========   =========
Net contractual interest-sensitive
  position..................................            $ (979,739)  $  57,146   $(139,588)  $ 615,986   $(199,574)  $(487,530)
Adjustments for repricing characteristics of
  variable rate products(3).................             1,245,537    (203,799)   (235,851)   (240,214)   (203,459)   (119,036)
                                                        ----------   ---------   ---------   ---------   ---------   ---------
Interest-sensitive gap......................            $  265,798   $(146,653)  $(375,439)  $ 375,772   $(403,033)  $(606,566)
                                                        ==========   =========   =========   =========   =========   =========
Cumulative interest-sensitive gap...........            $  265,798   $ 119,145   $(256,294)  $ 119,478   $(283,555)  $(890,121)
                                                        ==========   =========   =========   =========   =========   =========

                                                                        CARRYING       FAIR
                                                2006      AFTER 2006     VALUE        VALUE
                                              ---------   ----------   ----------   ----------
INTEREST-SENSITIVE ASSETS
Earning assets
  Loans, net of unearned income.............  $ 121,997   $ 282,329    $3,736,763   $3,782,782
  Investment securities(1)..................     59,025   1,036,510     1,650,993    1,636,843
  Federal funds sold........................         --          --            --           --
  Interest-bearing balances with other
    banks...................................         --          --        91,497       91,497
                                              ---------   ----------   ----------   ----------
      Total earning assets..................  $ 181,022   $1,318,839   $5,479,253   $5,511,122
                                              =========   ==========   ==========   ==========
INTEREST-SENSITIVE LIABILITIES
Liabilities
  Interest-sensitive liabilities
    Interest-bearing deposits
      Interest checking.....................  $      --   $      --    $  618,236   $  618,236
      Savings...............................         --          --       112,227      112,227
      Money market..........................         --          --       758,243      758,243
      Certificates of deposit...............      1,570      35,088     1,592,112    1,627,229
                                              ---------   ----------   ----------   ----------
        Total interest-bearing deposits.....      1,570      35,088     3,080,818    3,115,935
    Other deposits(2).......................         --          --       524,437      524,437
    Borrowings..............................    131,035     186,665     1,861,794    1,879,856
                                              ---------   ----------   ----------   ----------
      Total interest-sensitive
        liabilities.........................    132,605     221,753     5,467,049    5,520,228
Notional amount of interest rate swaps......         --          --            --           53
                                              ---------   ----------   ----------   ----------
        Total interest-sensitive liabilities
          and interest rate swaps...........  $ 132,605   $ 221,753    $5,467,049   $5,520,281
                                              =========   ==========   ==========   ==========
Net contractual interest-sensitive
  position..................................  $  48,417   $1,097,086   $   12,204
Adjustments for repricing characteristics of
  variable rate products(3).................   (112,254)   (130,924)           --
                                              ---------   ----------   ----------
Interest-sensitive gap......................  $ (63,837)  $ 966,162    $   12,204
                                              =========   ==========   ==========
Cumulative interest-sensitive gap...........  $ 953,958   $  12,204    $       --
                                              =========   ==========   ==========

------------
(1) Investment securities exclude the unrealized loss on the sale of securities of $7.6 million.
(2) Other deposits consist of noninterest-bearing deposits, which respond in part to changes in interest rates.
(3) The adjustment for repricing characteristics of variable rate products adjusts the net contractual interest-sensitive position for the immediate repricing of variable rate products. The contractual maturities are used for the net contractual interest-sensitive position.

     Interest sensitivity gap ("GAP position") measures the difference between rate sensitive assets and rate sensitive liabilities during a given time frame. TSFG's GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At December 31, 2001, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $256.3 million. At December 31, 2001, TSFG's static gap position indicates that net interest income on a cumulative basis through twelve months would benefit from decreases in market interest rates. The static gap position, shown in Table 17, is limited because it does not take into account changes in interest rates or changes in management's expectations or intentions. As of the previous quarter-end of September 30, 2001, TSFG's GAP position was a $275.9 million asset sensitive position.

     The fourth quarter 2001 increase in U.S. Treasury securities, which totaled approximately $520 million, accounted for the majority of this change from the asset sensitive position at the end of the third quarter of 2001. These securities, which have maturities beyond twelve months, were funded with borrowings with maturities shorter than twelve months resulting in a cumulative twelve-month liability sensitive position. During 2001, prepayments of mortgage-backed securities accelerated. In anticipation of additional prepayments, TSFG purchased U.S. Treasury securities to leverage the capital position, which takes advantage of opportunities to increase net interest income, and to manage interest rate risk. While these transactions increased the repricing risk of TSFG, the overall interest rate risk position of TSFG continues to fall within the interest rate risk guidelines established by ALCO. The GAP position that is presented does not include any potential sales of assets or liabilities that TSFG might contemplate depending upon variations in the markets.

     The forecast used for earnings at risk analysis simulates our consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates gradually increase and decrease 200 basis points over the next twelve-month period. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions, other than sales of certain U.S. Treasury Securities, TSFG could undertake in response to changes in interest rates.

     Beginning in the first quarter of 2001, we began modeling a gradual increase/decrease in rates rather than an immediate change. This change was made because rates typically change gradually over time rather than abruptly, and thus, the information provided is more meaningful. According to the model as of December 31, 2001, TSFG is positioned so that net interest income will decrease $2.6 million in the next twelve months if interest rates rise 200 basis points and will increase $305,000 in the next twelve months if interest rates decline 200 basis points. The inverse relationship between interest rates and net interest income is related to the liability sensitive position of TSFG at December 31, 2001 and the different treatment of U.S. Treasury securities in the rising and falling rate scenarios. In the rising rate environment, we assume no sales of the U.S. Treasury securities purchased during the fourth quarter of 2001, which results in higher interest expense to fund these earning assets. In the base case and declining rate scenarios, we assume that some of the U.S. Treasury securities purchased during the fourth quarter of 2001 are sold, thereby lowering the level of earning assets that require funding.

     The assumptions related to deposit repricings also influence the changes in net interest income when interest rates are adjusted. In both the increasing and decreasing rate scenarios, we assume that deposit rates will not change by the full 200 basis points. Due to the interest rate cuts that occurred during 2001 and the prompt repricing of interest-bearing deposits, some of our deposit rates are nearing what management considers to be an acceptable lower level. Accordingly, in the declining rate scenario, the model assumes that certificate of deposit rates will not decline below 0.50% thus limiting the interest expense reduction from repricing certificates of deposit by the entire 200 basis points.

     In addition to the standard scenarios used to analyze earnings at risk, TSFG's ALCO analyzes the potential impact of other scenarios. The starting point for these "what-if" scenarios is our base forecast. This base forecast consolidates all balance sheet information that we are presently aware of with our "most likely" interest rate projections. The "what-if" scenarios are then used to gauge the impact of changes in interest rates and/or balance sheet items on the earnings of TSFG compared to the base forecast. Strategies can be formulated based on the information provided by the earnings simulation if a scenario either seems likely to occur or we choose to undertake the proposed transaction. TSFG updates its base forecast quarterly based on economic changes that occurred during the past quarter as well as changes in the economic outlook for the coming year.

     Derivatives and Hedging Activities. TSFG uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its lending, deposit taking, and borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps and options with indices that relate to the pricing of specific on-balance sheet instruments and forecasted transactions. Effective January 1, 2001, with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), we began recognizing all derivatives as either assets or liabilities on the consolidated balance sheet and reporting these instruments at fair value with realized and unrealized gains and losses included in either earnings or in other comprehensive income, depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

     TSFG has interest rate swap agreements that qualify as fair value hedges and those that qualify as cash flow hedges. Fair value hedges are used to hedge fixed rate deposits. TSFG uses cash flow hedges to hedge interest rate risk associated with variable rate borrowings.

     In connection with its interest rate management activities, TSFG may use options and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions which do not qualify for hedge accounting under SFAS 133. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings.

     By using derivative instruments, TSFG is exposed to credit and market risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of a derivative is negative, no credit risk exists since TSFG would owe the counterparty. TSFG minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. We manage the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our market risk sensitivity analysis.

     At December 31, 2001, the fair value of derivative assets totaled $926,000 and was related to fair value hedges and derivatives with no hedging designation. At December 31, 2001, the fair value of derivative liabilities totaled $873,000 and was attributable to cash flow hedges. TSFG's derivative and hedging activities are discussed in further detail in Item 8, Note 13 of the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

     In the normal course of operations, TSFG engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by TSFG for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding.

     TSFG's off-balance sheet arrangements, which principally include lending commitments, derivatives, and stock-related agreements, are described below. At December 31, 2001 and 2000, TSFG had no interests in non-consolidated special purpose entities.

     Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business.

     For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2001, commercial and retail loan commitments totaled $657.9 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $52.3 million at December 31, 2001. Documentary letters of credit are typically issued in connection with customers' trade financing requirements and totaled $10.0 million at December 31, 2001. Unused business credit card lines, which totaled $19.1 million at December 31, 2001, are generally for short-term borrowings.

     TSFG applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Item 8, Note 27 to the Consolidated Financial Statements for additional information regarding lending commitments.

     Derivatives. In accordance with SFAS No. 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.

     At December 31, 2001, the fair value of derivative assets and liabilities totaled $926,000 and $873,000, respectively, which was reported on the consolidated balance sheets. The related notional amounts, which are not recorded on the consolidated balance sheets, totaled $73.0 million for the derivative assets and $18.8 million for the derivative liabilities. See Item 8,
Note 13 of the Consolidated Financial Statements for additional information regarding derivatives.

     Stock-Related Agreements. In September 2001, TSFG entered into an accelerated share repurchase contract with an unaffiliated company to repurchase stock over the next six months with the option to settle the contract in stock or cash. The contract is appropriately reflected as a reduction in shareholder's equity and in the earnings per share calculation. TSFG settled this contract in February 2002 and paid approximately $2.8 million as a result of actual purchase prices exceeding the contract price. TSFG may enter into similar contracts in 2002.

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

     Proper liquidity management is crucial to ensure that TSFG is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, we focus on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 18 summarizes future contractual obligations as of December 31, 2001.

TABLE 18
--------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                            PAYMENTS DUE BY PERIOD
                                            -------------------------------------------------------
                                                            LESS
                                                           THAN 1       1-3        4-5     AFTER 5
                                              TOTAL         YEAR       YEARS      YEARS     YEARS
                                            ----------   ----------   --------   -------   --------
Time deposits.............................  $1,592,112   $1,259,580   $250,499   $11,944   $ 70,089
Short-term borrowings.....................   1,419,500    1,419,500         --        --         --
Long-term debt............................     411,294       11,068     61,975    32,414    305,837
Operating leases..........................      75,416        8,585     13,817    13,886     39,128
REIT preferred stock......................      38,200           --         --        --     38,200
Trust preferred debt......................      31,000           --         --        --     31,000
                                            ----------   ----------   --------   -------   --------
          Total contractual cash
            obligations...................  $3,567,522   $2,698,733   $326,291   $58,244   $484,254
                                            ==========   ==========   ========   =======   ========

     Investment securities are an important tool to our liquidity management. Securities classified as available for sale may be sold in response to changes in interest rates, liquidity needs, and/or significant prepayment risk.

     Net cash provided by operations and deposits from customers have been the primary sources of liquidity for TSFG. Liquidity is also enhanced by the ability to acquire new deposits through the Subsidiary Banks' established branch network of 90 branches in South Carolina, North Carolina, and Florida. In addition, TSFG can raise deposits on the Internet through Bank CaroLine. Liquidity needs are a factor in developing the Subsidiary Banks' deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

     The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of December 31, 2001, totaled $469.3 million. At December 31, 2001, the Subsidiary Banks had approximately $125 million of unused borrowing capacity from the FHLB. This capacity was unavailable at December 31, 2001 because the Subsidiary Banks had no available FHLB-qualifying collateral. At December 31, 2001, the Subsidiary Banks had unused short-term lines of credit totaling approximately $281.8 million (which are withdrawable at the lender's option).

     The FHLB determines the Subsidiary Banks' available collateral based upon the balances of residential mortgage loans, select commercial loans secured by real estate, and unpledged investment securities. As a result of the securitization and sales of approximately $262.5 million of residential mortgage loans (including the December sale of $79.5 million) in 2001, the outstanding FHLB advances exceeded the Subsidiary Banks' available collateral as of December 31, 2001. The Subsidiary Banks covered this shortfall by substituting $66.0 million in cash as collateral, which is classified as restricted cash as of December 31, 2001, in lieu of the mortgage collateral. TSFG receives a market interest rate on this cash. In 2002, the Subsidiary Banks may continue to use cash as collateral to cover FHLB collateral shortfalls until certain FHLB advances mature. Until the Subsidiary Banks have available collateral (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale.

     In November 2001, a debt rating agency lowered its rating for Carolina First Bank, which has not significantly impacted Carolina First Bank's ability to borrow funds. Currently, TSFG and Citrus Bank have not elected to be rated by debt rating agencies.

     Liquidity at the parent company level is provided through cash dividends from the Subsidiary Banks and the capacity of the parent company to raise additional borrowed funds as needed. If TSFG elects to repurchase shares through its share repurchase program, such purchases will reduce liquidity at the parent company level.

     In the normal course of business, to meet the financial needs of its customers, TSFG, principally through the Subsidiary Banks, enters into agreement to extend credit. For amounts and types of such agreements at December 31, 2001, see Item 8, Note 27 to the Consolidated Financial Statements. Increased demand for funds under these agreements would reduce TSFG's liquidity and could require additional sources of liquidity.

CREDIT QUALITY

     A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG's credit risk management system is defined by policies approved by the Board of Directors that govern the underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and immediate after-the-fact review by credit risk management of loans approved by lenders. Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with loan monitoring policies is managed. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk managers to review progress. Credit risk management activities, including specific reviews of new large credits, are reviewed by the Directors' Credit Committees of each banking subsidiary, which meet monthly.

     Beginning in the first quarter of 2000, we launched a new credit audit function to provide management and the Board of Directors a more comprehensive independent review of compliance with credit policy, both at the city office level and at the credit risk management level. We report the results of these credit audits, which focus on testing for compliance with credit policies and procedures to the Directors' Credit Committees of each banking subsidiary.

     Table 19 presents information pertaining to nonperforming assets for the years indicated. Nonaccrual loans include commercial nonaccrual loans and consumer nonaccrual loans.

TABLE 19
--------------------------------------------------------------------------------
NONPERFORMING ASSETS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                                     DECEMBER 31,
                                                     ---------------------------------------------
                                                      2001      2000      1999      1998     1997
                                                     -------   -------   -------   ------   ------
Nonaccrual loans(1)................................  $38,888   $18,413   $11,185   $3,858   $2,518
Restructured loans.................................       --        --        --    1,283    1,283
                                                     -------   -------   -------   ------   ------
  Total nonperforming loans........................   38,888    18,413    11,185    5,141    3,801
Other real estate owned............................    4,969     3,101     2,787    3,978    1,886
                                                     -------   -------   -------   ------   ------
  Total nonperforming assets.......................  $43,857   $21,514   $13,972   $9,119   $5,687
                                                     =======   =======   =======   ======   ======
Loans past due 90 days still accruing
  interest(2)......................................  $14,125   $10,682   $ 5,100   $7,114   $4,214
                                                     =======   =======   =======   ======   ======
Total nonperforming assets as a percentage of loans
  and other real estate owned(3)...................     1.17%     0.58%     0.43%    0.33%    0.25%
                                                     =======   =======   =======   ======   ======
Allowance for loan losses to nonperforming loans...     1.15x     2.34x     3.02x    5.80x    6.77x
                                                     =======   =======   =======   ======   ======

------------
(1) Consumer nonaccrual loans totaled $3.6 million and $1.2 million at December 31, 2001 and 2000, respectively.
(2) Substantially all of these loans are consumer and residential mortgage loans.
(3) Calculated using loans held for investment, net of unearned income.

     Nonperforming assets were 1.17% of loans and other real estate owned at December 31, 2001, compared with 0.58% at December 31, 2000. This increase was attributable to the economic decline that began in the first half of 2001 and accelerated after the events of September 11th. Year-end nonperforming loans were concentrated in six credit relationships totaling $20.1 million, or 0.54% of loans held for investment. Our estimated loss exposure for these six relationships was $1.5 million, or approximately 7% of the total. Total estimated impairment on all commercial nonaccrual loans totaled $5.4 million and $4.6 million as of December 31, 2001 and 2000, respectively.

     The events of September 11th prompted banking industry concerns surrounding credit exposure to the airline, insurance, and tourism industries. TSFG's loan portfolio has limited exposure to the airline and insurance industries. Tourism is an important component of the economy in Myrtle Beach and Orlando, two of our key markets. Orlando's hospitality industry slowed significantly in September but has improved steadily since then. Our hotel or motel loan customers in the Orlando market reported steady monthly improvements in occupancy rates in the fourth quarter. As of December 31, 2001, TSFG's Orlando hotel or motel loan exposure was limited to ten loans, which totaled approximately $33.2 million. In Myrtle Beach, activity slowed in the fourth quarter but no more than normal for this highly seasonal market. Our loan portfolio in Myrtle Beach continued to perform well.

     Until the economy improves, credit quality indicators will remain volatile. Charge-off and nonperforming asset levels will remain above historical norms. While current economic data seem to be signaling improvement, the outlook remains uncertain. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of Allowance adequacy. Accordingly, management believes the Allowance as of December 31, 2001 is adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.

CURRENT ACCOUNTING ISSUES

     Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- a replacement of FASB No. 125" ("SFAS 140"), was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. TSFG adopted the provisions of SFAS 140 effective April 1, 2001 with no material impact.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of "("SFAS 121"). TSFG adopted the provisions of SFAS 141, as of the date of issuance, and SFAS 142, effective January 1, 2002.

     Effective January 1, 2002 with the adoption of SFAS 142, TSFG is required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. TSFG is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, TSFG is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 in the first quarter of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

     In connection with the transitional goodwill, SFAS 142 requires TSFG to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, TSFG must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. TSFG will then have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, is compared to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income.

     Following the January 1, 2002 adoption of SFAS 142, TSFG expects to have unamortized goodwill in the amount of $89.1 million, unamortized identifiable intangible assets in the amount of $5.5 million, and unamortized unidentifiable intangible assets in the amount of $2.5 million related to branch purchases. Under SFAS 142, the goodwill will no longer be amortized. Amortization expense related to goodwill was $4.2 million pre-tax (or $4.1 million after-tax) and $4.6 million pre-tax (or $4.4 million after-tax) for 2001 and 2000, respectively. In 2002, TSFG will continue to amortize the identifiable intangible assets, which relates to core deposit premiums, and the unidentifiable intangible assets from branch purchases, which fall under the provision of SFAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practical to reasonably estimate the impact of adopting these Statements on TSFG's consolidated financial statements at the date of this report. In addition, TSFG has not yet determined whether any transitional impairment losses will be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of FASB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale and resolves significant implementation issues associated with SFAS 121. Unlike SFAS 121, an impairment assessment under SFAS 144 will not result in a write down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142, as described above.

     The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. TSFG adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 for long-lived assets held for use will not have a material impact on our consolidated financial statements. The provisions of SFAS 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk and Asset/Liability Management" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
THE SOUTH FINANCIAL GROUP, INC.:

     We have audited the consolidated balance sheets of The South Financial Group and subsidiaries ("TSFG") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of TSFG's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The South Financial Group and subsidiaries at December 31, 2001 and 2000, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP
Greenville, South Carolina
January 24, 2002

                     STATEMENT OF FINANCIAL RESPONSIBILITY

     Management of The South Financial Group ("TSFG") is committed to quality customer service, enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The statements include amounts that are based on management's best estimates and judgements. Other financial information contained in this report is presented on a basis consistent with the consolidated financial statements.

     To ensure the integrity, objectivity, and fairness of data in these statements, management of TSFG has established and maintains an internal control structure that is supplemented by a program of internal audits. The internal control structure is designed to provide reasonable assurance that assets are safeguarded and transactions are executed, recorded, and reported in accordance with management intentions and authorizations. The consolidated financial statements have been audited by KPMG LLP, independent auditors, in accordance with auditing standards generally accepted in the United States of America. KPMG LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of TSFG. The Audit Committee, composed entirely of outside directors, meets periodically with management, internal auditors and KPMG LLP (separately and jointly) to determine that each is fulfilling its responsibilities and to consider recommendations for enhancing internal controls. The consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.


/s/ Mack I. Whittle, Jr.        /s/ William S. Hummers III      /s/ Edward R. Matthews
Mack I. Whittle, Jr.            William S. Hummers III          Edward R. Matthews
President and                   Executive Vice President        Chief Financial Officer
Chief Executive Officer

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
ASSETS
Cash and due from banks.....................................  $  149,170   $  156,711
Interest-bearing bank balances..............................      91,497       26,721
Federal funds sold..........................................          --          475
Securities
  Trading...................................................       1,577        5,004
  Available for sale........................................   1,560,986      816,773
  Held to maturity (market value $81,878 in 2001 and $78,376
     in 2000)...............................................      80,832       77,767
                                                              ----------   ----------
          Total securities..................................   1,643,395      899,544
                                                              ----------   ----------
Loans
  Loans held for sale.......................................       6,513       12,630
  Loans held for investment.................................   3,730,598    3,724,088
     Less unearned income...................................         348        1,536
     Less allowance for loan losses.........................      44,587       43,024
                                                              ----------   ----------
          Net loans.........................................   3,692,176    3,692,158
                                                              ----------   ----------
Premises and equipment, net.................................     114,224      120,354
Accrued interest receivable.................................      38,241       36,879
Intangible assets...........................................      97,145      107,254
Other assets................................................     203,594      180,458
                                                              ----------   ----------
                                                              $6,029,442   $5,220,554
                                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Deposits
     Noninterest-bearing....................................  $  524,437   $  488,323
     Interest-bearing.......................................   3,080,818    3,406,339
                                                              ----------   ----------
          Total deposits....................................   3,605,255    3,894,662
  Federal funds purchased and repurchase agreements.........   1,269,538      232,110
  Other short-term borrowings...............................     149,962      235,007
  Long-term debt............................................     411,294      318,326
  Trust preferred debt......................................      31,000           --
  Accrued interest payable..................................      20,337       35,168
  Other liabilities.........................................      46,859       36,628
                                                              ----------   ----------
          Total liabilities.................................   5,534,245    4,751,901
                                                              ----------   ----------
Minority interest in consolidated subsidiary................      37,023           --
                                                              ----------   ----------
Shareholders' equity
  Preferred stock -- no par value; authorized 10,000,000
     shares; issued and outstanding none....................          --           --
  Common stock -- par value $1 per share; authorized
     100,000,000 shares; issued and outstanding 41,228,976
     shares in 2001 and 42,460,358 shares in 2000...........      41,229       42,460
  Surplus...................................................     311,305      332,095
  Retained earnings.........................................     113,288       90,131
  Guarantee of employee stock ownership plan debt and
     nonvested restricted stock.............................      (1,544)      (2,593)
  Accumulated other comprehensive income (loss), net of
     tax....................................................      (6,104)       6,560
                                                              ----------   ----------
          Total shareholders' equity........................     458,174      468,653
                                                              ----------   ----------
                                                              $6,029,442   $5,220,554
                                                              ==========   ==========

  See Notes to Consolidated Financial Statements which are an integral part of these statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2001          2000          1999
                                                          -----------   -----------   -----------
INTEREST INCOME
Interest and fees on loans..............................  $   311,759   $   328,831   $   274,982
Interest and dividends on securities:
  Taxable...............................................       65,381        53,936        38,444
  Exempt from Federal income taxes......................        4,025         3,821         3,379
                                                          -----------   -----------   -----------
          Total interest and dividends on securities....       69,406        57,757        41,823
  Interest on short-term investments....................        1,383         2,444         4,287
                                                          -----------   -----------   -----------
          Total interest income.........................      382,548       389,032       321,092
                                                          -----------   -----------   -----------
INTEREST EXPENSE
Interest on deposits....................................      144,858       164,471       124,775
Interest on short-term borrowings.......................       25,342        28,043        11,831
Interest on long-term debt..............................       27,124        21,889         9,872
                                                          -----------   -----------   -----------
          Total interest expense........................      197,324       214,403       146,478
                                                          -----------   -----------   -----------
          NET INTEREST INCOME...........................      185,224       174,629       174,614
PROVISION FOR LOAN LOSSES...............................       22,045        23,378        18,273
                                                          -----------   -----------   -----------
  Net interest income after provision for loan losses...      163,179       151,251       156,341
NONINTEREST INCOME......................................       53,827        49,348        59,649
NONINTEREST EXPENSES....................................      148,504       189,859       154,829
                                                          -----------   -----------   -----------
  Income before income taxes, minority interest,
     extraordinary item and cumulative effect of change
     in accounting principle............................       68,502        10,740        61,161
Income taxes............................................       23,571         3,751        20,711
                                                          -----------   -----------   -----------
  Income before minority interest, extraordinary item
     and cumulative effect of change in accounting
     principle..........................................       44,931         6,989        40,450
Minority interest in consolidated subsidiary, net of
  tax...................................................       (1,364)           --            --
                                                          -----------   -----------   -----------
  Income before extraordinary item and cumulative effect
     of change in accounting principle..................       43,567         6,989        40,450
Extraordinary item, net of tax..........................       (1,957)           --            --
Cumulative effect of change in accounting principle, net
  of tax................................................          282            --            --
                                                          -----------   -----------   -----------
          NET INCOME....................................  $    41,892   $     6,989   $    40,450
                                                          ===========   ===========   ===========
AVERAGE COMMON SHARES OUTSTANDING, BASIC................   42,098,395    42,907,960    42,685,675
AVERAGE COMMON SHARES OUTSTANDING, DILUTED..............   42,823,513    43,550,592    43,618,418
PER COMMON SHARE, BASIC:
Net income before extraordinary item and cumulative
  effect of change in accounting principle..............  $      1.04   $      0.16   $      0.95
Extraordinary item......................................        (0.05)           --            --
Cumulative effect of change in accounting principle.....         0.01            --            --
                                                          -----------   -----------   -----------
Net income..............................................  $      1.00   $      0.16   $      0.95
                                                          ===========   ===========   ===========
PER COMMON SHARE, DILUTED:
Net income before extraordinary item and cumulative
  effect of change in accounting principle..............  $      1.02   $      0.16   $      0.93
Extraordinary item......................................        (0.05)           --            --
Cumulative effect of change in accounting principle.....         0.01            --            --
                                                          -----------   -----------   -----------
Net income..............................................  $      0.98   $      0.16   $      0.93
                                                          ===========   ===========   ===========
CASH DIVIDENDS DECLARED PER COMMON SHARE................  $      0.45   $      0.41   $      0.37
                                                          ===========   ===========   ===========

  See Notes to Consolidated Financial Statements which are an integral part of these statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             RETAINED    ACCUMULATED
                                           SHARES OF                         EARNINGS       OTHER
                                             COMMON     COMMON                 AND      COMPREHENSIVE
                                             STOCK       STOCK    SURPLUS     OTHER*    INCOME (LOSS)    TOTAL
                                           ----------   -------   --------   --------   -------------   --------
BALANCE DECEMBER 31, 1998................  42,372,190   $42,371   $338,283   $ 68,081     $  2,254      $450,989
Net income...............................          --       --          --     40,450           --        40,450
Other comprehensive income, net of tax of
  $8,176.................................          --       --          --         --       13,847        13,847
                                                                                                        --------
Comprehensive income.....................          --       --          --         --           --        54,297
                                                                                                        --------
Cash dividends declared ($0.37 per common
  share).................................          --       --          --    (14,864)          --       (14,864)
Common stock activity:
  Repurchase of stock....................     (78,119)     (78)     (1,257)        --           --        (1,335)
  Acquisitions...........................     505,838      506       1,732      2,535           --         4,773
  Dividend reinvestment plan.............      65,856       66       1,356         --           --         1,422
  Employee stock purchase plan...........      11,926       12         243         --           --           255
  Restricted stock plan..................      43,291       43       1,015       (650)          --           408
  Exercise of stock options and stock
    warrants.............................     543,497      544       5,059         --           --         5,603
Miscellaneous............................    (137,725)    (137)     (1,122)       301           --          (958)
                                           ----------   -------   --------   --------     --------      --------
BALANCE DECEMBER 31, 1999................  43,326,754   43,327     345,309     95,853       16,101       500,590
Net income...............................          --       --          --      6,989           --         6,989
Other comprehensive loss, net of tax of
  $5,970.................................          --       --          --         --       (9,541)       (9,541)
                                                                                                        --------
Comprehensive loss.......................          --       --          --         --           --        (2,552)
                                                                                                        --------
Cash dividends declared ($0.41 per common
  share).................................          --       --          --    (17,190)          --       (17,190)
Common stock activity:
  Repurchase of stock....................  (1,371,976)  (1,372)    (17,098)        --           --       (18,470)
  Dividend reinvestment plan.............     169,498      169       1,894         --           --         2,063
  Employee stock purchase plan...........      20,320       20         231         --           --           251
  Restricted stock plan..................      89,792       90       1,269        589           --         1,948
  Exercise of stock options and stock
    warrants.............................     227,245      227         529         --           --           756
Miscellaneous............................      (1,275)      (1)        (39)     1,297           --         1,257
                                           ----------   -------   --------   --------     --------      --------
BALANCE DECEMBER 31, 2000................  42,460,358   42,460     332,095     87,538        6,560       468,653
Net income...............................          --       --          --     41,892           --        41,892
Other comprehensive loss, net of tax of
  $5,922.................................          --       --          --         --      (12,664)      (12,664)
                                                                                                        --------
Comprehensive income.....................          --       --          --         --           --        29,228
                                                                                                        --------
Cash dividends declared ($0.45 per common
  share).................................          --       --          --    (18,735)          --       (18,735)
Common stock activity:
  Repurchase of stock....................  (1,546,407)  (1,546)    (23,119)        --           --       (24,665)
  Acquisitions...........................      15,270       15         135         --           --           150
  Dividend reinvestment plan.............     125,067      125       1,721         --           --         1,846
  Employee stock purchase plan...........      14,623       15         208         --           --           223
  Restricted stock plan..................      (1,378)      (1)        (15)       687           --           671
  Exercise of stock options..............     161,443      161         296         --           --           457
Miscellaneous............................          --       --         (16)       362           --           346
                                           ----------   -------   --------   --------     --------      --------
BALANCE DECEMBER 31, 2001................  41,228,976   $41,229   $311,305   $111,744     $ (6,104)     $458,174
                                           ==========   =======   ========   ========     ========      ========

------------

* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

  See Notes to Consolidated Financial Statements which are an integral part of these statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 2001         2000        1999
                                                              -----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $    41,892   $   6,989   $  40,450
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities Depreciation and
  amortization..............................................       17,096      16,683      15,300
  Provision for loan losses.................................       22,045      23,378      18,273
  (Gain) loss on sale of securities.........................       (3,698)      5,046        (482)
  Gain on equity investments................................         (960)     (9,219)    (15,471)
  Gain on disposition of assets and liabilities.............         (354)     (2,054)     (2,523)
  Gain on sale of credit cards..............................           --        (135)     (3,252)
  Gain on sale of loans.....................................       (4,944)     (1,015)         --
  Loss on sale of premises and equipment....................          111          24          --
  Loss on sale of other real estate owned...................          924           8          39
  Charitable contributions..................................          665          --      11,890
  Impairment loss from write-down of assets.................          243       3,674          --
  Impairment loss from write-down of mortgage servicing
    rights..................................................        1,069          --          --
  Loss on changes in fair value of hedges...................           64          --          --
  Deferred income taxes.....................................         (685)     (5,872)     (5,923)
  Minority interest in consolidated subsidiary..............        1,364          --          --
  Extraordinary item........................................        1,957          --          --
  Cumulative effect of change in accounting principle.......         (282)         --          --
  Trading account assets, net...............................        3,667           9        (781)
  Originations of mortgage loans held for sale..............     (402,034)   (335,116)   (467,345)
  Sale of mortgage loans held for sale......................      485,486     368,632     377,568
  Other assets, net.........................................       (3,863)    (42,398)    (36,741)
  Other liabilities, net....................................        1,734      22,075      (9,220)
                                                              -----------   ---------   ---------
    Net cash provided by (used for) operating activities....      161,497      50,709     (78,218)
                                                              -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of securities available for sale.......................      368,492     111,027     178,854
Maturity or call of securities available for sale...........      415,418      99,798     161,370
Maturity or call of securities held to maturity.............       14,377      14,866      29,790
Purchase of securities available for sale...................   (1,428,682)   (164,141)   (554,060)
Purchase of securities held to maturity.....................      (17,442)    (20,873)    (19,157)
Originations of loans, net..................................     (306,994)   (563,503)   (415,005)
Disposition of equity investments...........................        1,607      14,378       4,389
Sale of loans held for investment...........................       65,130      38,916          --
Sale of credit cards........................................           --       5,483      65,624
Sale of other real estate owned.............................        7,027       2,703       2,547
Sale of premises and equipment..............................          900         203       7,886
Capital expenditures........................................       (6,344)    (41,603)    (18,630)
Acquisitions accounted for under the purchase method of
  accounting................................................           --          --       9,451
Disposition of assets and liabilities, net..................      (41,011)    (17,908)    (39,780)
                                                              -----------   ---------   ---------
    Net cash used for investing activities..................     (927,522)   (520,654)   (586,721)
                                                              -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Deposits, net...............................................     (244,664)    457,249     185,982
Federal funds purchased and repurchase agreements, net......    1,037,428      52,400     (36,780)
Short-term borrowings, net..................................      (85,045)     (4,920)    234,301
Issuance of long-term debt..................................      150,000      35,000     209,263
Payments of long-term debt..................................      (57,648)    (30,102)    (10,000)
Prepayment penalty on early extinguishment of debt..........       (3,106)         --          --
Issuance of trust preferred debt, net.......................       30,020          --          --
Issuance of minority interest stock, net....................       37,023          --          --
Cash dividends paid.........................................      (18,535)    (15,006)    (12,977)
Cash dividends paid on minority interest....................       (1,716)         --          --
Repurchase of common stock..................................      (24,665)    (18,470)     (1,335)
Other common stock activity.................................        3,693       6,275       5,564
                                                              -----------   ---------   ---------
    Net cash provided by financing activities...............      822,785     482,426     574,018
                                                              -----------   ---------   ---------
Net change in cash and cash equivalents.....................       56,760      12,481     (90,921)
Cash and cash equivalents at beginning of year..............      183,907     171,426     262,347
                                                              -----------   ---------   ---------
Cash and cash equivalents at end of year....................  $   240,667   $ 183,907   $ 171,426
                                                              ===========   =========   =========

  See Notes to Consolidated Financial Statements which are an integral part of these statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by The South Financial Group, Inc. and all its subsidiaries and the methods of applying these policies conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. Certain policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized below.

ACCOUNTING ESTIMATES AND ASSUMPTIONS

     Certain policies require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates and assumptions.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of The South Financial Group, Inc. and its wholly-owned banking subsidiaries, Carolina First Bank, and Citrus Bank (collectively, the "Subsidiary Banks") and non-banking subsidiaries, Blue Ridge Finance Company ("Blue Ridge"), Carolina First Guaranty Reinsurance, Ltd., Carolina First Investment Limited Partnership, CF Investment Company, Carolina First Mortgage Company ("CF Mortgage"), CF Technology Services Company, and South Financial Capital Trust I. The South Financial Group, Inc. and its subsidiaries are collectively defined as "TSFG," except where the context requires otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and due from banks, interest-bearing bank balances, and federal funds sold. Generally, both cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

SECURITIES

     Management determines the appropriate classification of securities at the time of purchase. Securities, primarily debt securities, are classified as trading, available for sale and held to maturity, defined as follows:

     Trading securities are carried at fair value. TSFG's policy is to acquire trading securities only to facilitate their sale to customers. Adjustments for unrealized gains or losses are included in noninterest income.

     Securities available for sale are carried at fair value. Such securities are used to execute asset/liability management strategy, manage liquidity, and leverage capital. Adjustments for unrealized gains or losses, net of the income tax effect, are made through a separate component of shareholders' equity.

     Securities held to maturity are stated at cost, net of unamortized balances of premiums and discounts. TSFG intends to and has the ability to hold such securities until maturity.

     TSFG evaluates securities for other-than-temporary impairment periodically and, if necessary, charges the unrealized loss to operations. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

LOANS

     Loans receivable are stated at unpaid principal balances adjusted for unamortized premiums and unearned discounts. TSFG recognizes interest on loans using the simple interest method. Income on certain

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

installment loans is recognized using the "Rule of 78's" method. The results from the use of the "Rule of 78's" method are not materially different from those obtained by using the simple interest method.

     Loans are considered to be impaired when, in management's judgment, the full collection of principal and interest becomes doubtful. Impaired loans are placed in nonaccrual status, and future payments are applied to principal until such time as collection of the obligation is no longer doubtful. Interest accrual resumes only when loans return to performing status. To return to performing status, loans must be fully current, and continued timely payments must be a reasonable expectation.

     Loans are charged-off (if unsecured) or written-down (if secured) when losses are reasonably quantifiable. Commercial loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when full collection of principal and interest becomes doubtful or when they become 90-days delinquent. Consumer loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when they become delinquent for 4 monthly payments. Mortgage loans on single family residences remain in accrual status until foreclosure is consummated, unless impairment is evident, in which case they are placed in nonaccrual status and written down or assigned reserves. When loans are placed in nonaccrual status, accrued but unpaid interest is charged against accrued interest income and other accrued but unpaid charges or fees are charged to current expenses. Generally, loans are returned to accrual status when the loan is brought current and ultimate collectibility of principal and interest is no longer in doubt.

     The premium or discount on purchased loans is amortized over the expected life of the loans and is included in interest and fees on loans.

     Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

LOANS HELD FOR SALE

     Loans held for sale include certain residential mortgage loans and are carried at the lower of cost or estimated fair value on an aggregate basis.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is based on management's ongoing evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio and management's estimate of credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. Management considers the year-end allowance appropriate and adequate to cover probable losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies periodically review TSFG's allowance for loan losses as part of their examination process and could require TSFG to adjust its allowance for loan losses based on information available to them at the time of their examination.

CONCENTRATIONS OF CREDIT RISK

     TSFG's loan portfolio is composed of loans to individuals and small and medium sized businesses for various personal and commercial purposes primarily in South Carolina, the coastal region of North Carolina,

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

and northern and central Florida. The loan portfolio is diversified by borrower and geographic area within this region. Industry concentrations parallel the mix of economic activity in these markets, the most significant of which are the commercial real estate, textile, and automobile industries. Although the portfolio is affected by economic conditions, repayment of loans therein is not excessively dependent on any specific economic segment.

LOAN SECURITIZATIONS

     TSFG packages and sells loan receivables as securities to investors. These transactions are recorded as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140") -- a replacement of SFAS No. 125 when control over these assets has been surrendered.

PREMISES AND EQUIPMENT

     Depreciation is charged to expense over the estimated useful lives of the assets. Leasehold improvements and capital leases are amortized over the terms of the respective lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation and amortization are computed primarily using the straight-line method. Estimated useful lives range from 30 to 40 years for buildings, 3 to 12 years for furniture, fixtures and equipment, 5 to 7 years for capitalized software, and 3 to 30 years for leasehold improvements.

     Additions to premises and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs, and minor replacements are expensed when incurred.

INTANGIBLE ASSETS

     Intangible assets consist primarily of goodwill and core deposit premiums resulting from TSFG's acquisitions. Core deposit intangibles are amortized over 10 to 15 years using the straight-line or the sum-of-the-years' digits methods based on historical studies of core deposit intangibles. Goodwill is generally amortized over 25 years using the straight-line method.

IMPAIRMENT OF LONG-LIVED ASSETS

     TSFG periodically reviews the carrying value of its long-lived assets including premises and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Impairments are recognized when the expected undiscounted future net cash flows derived from such assets are less than their carrying value. For such cases, losses are recognized for the difference between the fair value and the carrying amount. TSFG considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets. Assets to be disposed of by sale or abandonment, and where management has the current ability to remove such assets from operations, are recorded at the lower of carrying amount or fair value less cost of disposition. Depreciation for these assets is suspended during the disposal period, which is generally less than one year.

MORTGAGE SERVICING RIGHTS

     SFAS 140 requires the recognition of originated mortgage servicing rights ("mortgage servicing rights" or "MSRs") as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values. SFAS 140 also requires the recognition of purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights. MSRs are amortized in proportion to the servicing income over the estimated life of the related mortgage loan. The amortization method is designed to approximate a level-yield method, taking into consideration the estimated prepayment

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

of the underlying loans. For purposes of measuring impairment, MSRs are reviewed for impairment based upon quarterly external valuations. Such valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs, and other factors. Impairment is measured on a disaggregated basis for each strata of rights which are segregated by predominant risk characteristics, including interest rate and loan type. TSFG establishes an impairment valuation allowance to record any impairment for MSRs. Subsequent increases in value are recognized only to the extent of the impairment valuation allowance.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, TSFG adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 137 and 138, which establishes accounting and reporting standards for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. Changes in the fair value of those derivatives are reported in current earnings or other comprehensive income depending on the purpose for which the derivative is held and whether the derivative qualifies for hedge accounting.

     TSFG uses derivatives as part of its interest rate management activities. All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, TSFG designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation. Changes in fair value for derivatives that qualify as fair value hedges are recorded along with the gain or loss on the hedged asset or liability that is attributable to the hedge risk as other income in the consolidated statements of income. Changes in fair value for derivatives that qualify as cash flow hedges are recorded through other comprehensive income (net of tax) in shareholders' equity to the extent that the hedge is effective. Changes in the fair value of derivative instruments that fail to meet the criteria for hedge designation as a hedge under SFAS 133 or fail to meet the criteria thereafter are recorded as other income in the consolidated statements of income.

     For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized in the consolidated statements of income as other income. The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment to the interest income or expense of the hedged assets or liabilities.

     At the inception of a hedge transaction, TSFG formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring both effectiveness and ineffectiveness. In addition, TSFG assesses, both at the inception of the hedge and on an ongoing quarterly basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in fair value or cash flows of the hedged item.

     TSFG discontinues hedge accounting in accordance with SFAS 133 when: the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     When hedge accounting is discontinued, the future gains and losses on derivatives are recognized in the consolidated statements of income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, gains and losses that were accumulated in comprehensive income are amortized or accreted into earnings. They are recognized in earnings immediately if the cash flow hedge was discontinued because a forecasted transaction did not occur.

     TSFG may occasionally enter into a contract (the host contract) that contains a derivative that is embedded in the financial instrument. If applicable, an embedded derivative is separated from the host contract, recorded at fair value and can be designated as a hedge that qualifies for hedge accounting; otherwise, the derivative is recorded at fair value with gains and losses recognized in the consolidated statements of income.

     Prior to the adoption of SFAS 133, derivatives used for interest rate risk management were not recorded at fair value. Rather, the net interest settlement on designated derivatives that either effectively altered the interest rate characteristics of assets or liabilities or hedged exposures to risk was treated as an adjustment to the interest income or interest expense of the related assets or liabilities.

OTHER REAL ESTATE OWNED

     Other real estate owned, included in other assets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. As of the date acquired, TSFG records the properties at the lower of cost or estimated fair value less estimated costs to sell. Principal losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these properties and gains and losses realized from the sale of other real estate owned are included in other noninterest income. Costs related to the development and improvement of such property are capitalized, whereas the costs related to holding the property are charged to expense. Other real estate owned totaled approximately $5.0 million and $3.1 million at December 31, 2001 and 2000, respectively.

DEBT ISSUANCE COSTS

     TSFG amortizes debt issuance costs over the life of the debt using the straight-line method, which approximates the effective interest method.

COMPREHENSIVE INCOME

     Comprehensive income is the change in TSFG's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income consists of net income and other comprehensive income
(loss). TSFG's other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities, equity securities, and derivatives that qualify as cash flow hedges to the extent that the hedge is effective.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

SERVICE CHARGES ON DEPOSIT ACCOUNTS

     TSFG recognizes service charges on depository accounts when collected.

STOCK-BASED COMPENSATION

     TSFG reports stock-based compensation using the intrinsic valuation method presented under Accounting Principles Board ("APB") Opinion 25, which measures compensation expense as the difference (if any) between the quoted market price of the stock and the exercise price of the option on the date of grant. TSFG has disclosed in the footnotes pro forma net income and earnings per share information as if the fair value method had been applied in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

INCOME TAXES

     TSFG accounts for deferred income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. TSFG is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income in order to ultimately realize deferred tax assets.

PER SHARE DATA

     Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock and dilutive potential common stock. Potential common stock consists of stock options, warrants, and restricted stock and is computed using the treasury stock method.

BUSINESS SEGMENTS

     TSFG reports operating segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. TSFG has two reportable operating segments, Carolina First Bank and Citrus Bank (see Note 34).

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS 140 was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. TSFG adopted the provisions of SFAS 140 effective April 1, 2001 with no material impact.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). TSFG adopted the provisions of SFAS 141, as of the date of issuance, and SFAS 142, effective January 1, 2002.

     Effective January 1, 2002 with the adoption of SFAS 142, TSFG is required to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. TSFG is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make any necessary amortization period adjustments by March 31, 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, TSFG is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 in the first quarter of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

     In connection with the transitional goodwill, SFAS 142 requires TSFG to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, TSFG must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. TSFG will then have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, is compared to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income.

     Following the January 1, 2002 adoption of SFAS 142, TSFG expects to have unamortized goodwill in the amount of $89.1 million, unamortized identifiable intangible assets in the amount of $5.5 million, and

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

unamortized unidentifiable intangible assets in the amount of $2.5 million related to branch purchases. Under SFAS 142, the goodwill will no longer be amortized. Amortization expense related to goodwill was $4.2 million pre-tax (or $4.1 million after-tax) and $4.6 million pre-tax (or $4.4 million after-tax) for 2001 and 2000, respectively. In 2002, TSFG will continue to amortize the identifiable intangible assets, which relates to core deposit premiums, and the unidentifiable intangible assets from branch purchases, which fall under the provision of SFAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practical to reasonably estimate the impact of adopting these Statements on TSFG's consolidated financial statements at the date of this report. In addition, TSFG has not yet determined whether any transitional impairment losses will be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale and resolves significant implementation issues associated with SFAS 121. Unlike SFAS 121, an impairment assessment under SFAS 144 will not result in a write down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142, as described above.

     The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. TSFG adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 for long-lived assets held for use will not have a material impact on TSFG's consolidated financial statements. The provisions of SFAS 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

RISK AND UNCERTAINTIES

     In the normal course of its business, TSFG encounters two significant types of risk: economic and regulatory. There are two main components of economic risk: credit risk and market risk. Credit risk is the risk of default on TSFG's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk arises principally from interest rate risk inherent in TSFG's lending, deposit, and borrowing activities.

     TSFG is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. TSFG also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with current year presentations.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 2.  COMPREHENSIVE INCOME

     The following summarizes other comprehensive income (loss), net of tax for the years ended December 31:

                                                             2001      2000      1999
                                                           --------   -------   -------
                                                                 ($ IN THOUSANDS)
Unrealized gains (losses) on available for sale
  securities:
  Unrealized holding gains (losses) arising during the
     year................................................  $(13,803)  $(9,382)  $22,161
  Income tax (expense) benefit...........................     4,230     3,641    (8,222)
  Less: reclassification adjustment for gains included in
     net income..........................................    (3,910)   (6,129)     (138)
  Income tax expense.....................................     1,369     2,329        46
Unrealized losses on cash flow hedges:
  Cumulative effect of change in accounting principle....       (70)       --        --
  Income tax benefit.....................................        26        --        --
  Unrealized loss on change in fair values...............      (803)       --        --
  Income tax benefit.....................................       297        --        --
                                                           --------   -------   -------
                                                           $(12,664)  $(9,541)  $13,847
                                                           ========   =======   =======

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 3.  SUPPLEMENTAL FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

     The following presents the details for noninterest income and noninterest expenses for the years ended December 31:

                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                ($ IN THOUSANDS)
NONINTEREST INCOME
Service charges on deposit accounts....................  $ 18,689   $ 17,956   $ 15,992
Mortgage banking income................................     6,713      7,106      4,746
Fees for investment services...........................     5,633      5,807      5,151
Bank-owned life insurance..............................     7,209      4,139      1,757
Merchant processing fees...............................     5,799      2,666      2,152
Gain (loss) on sale of securities......................     3,698     (5,046)       482
Gain on equity investments.............................       960      9,219     15,471
Gain on disposition of assets and liabilities..........       354      2,054      2,523
Gain on sale of credit cards...........................        --        135      3,252
Loan securitization income.............................        --         --      1,646
Other..................................................     4,772      5,312      6,477
                                                         --------   --------   --------
          Total noninterest income.....................  $ 53,827   $ 49,348   $ 59,649
                                                         ========   ========   ========
NONINTEREST EXPENSES
Salaries and wages.....................................  $ 58,921   $ 61,231   $ 53,277
Employee benefits......................................    14,190     14,187     12,840
Occupancy..............................................    14,269     15,340     11,399
Furniture and equipment................................    13,526     12,796     10,258
Amortization of intangibles............................     5,765      6,407      7,028
Restructuring and merger-related costs (recoveries)....      (501)    29,198      7,155
Impairment loss from write-down of assets..............       243      3,674         --
System conversion costs................................        --      4,021         --
Charitable contribution to foundation..................        --         --     11,890
Other..................................................    42,091     43,005     40,982
                                                         --------   --------   --------
          Total noninterest expenses...................  $148,504   $189,859   $154,829
                                                         ========   ========   ========

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 3.  SUPPLEMENTAL FINANCIAL INFORMATION -- (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOW

     The following summarizes supplemental cash flow data for the years ended December 31:

                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                ($ IN THOUSANDS)
Interest paid..........................................  $212,155   $202,102   $144,944
Income taxes paid (refunded)...........................    (8,089)    19,270     28,072
Significant non-cash investing and financing
  transactions are summarized as follows:
  Loans securitized and reclassed to available for sale
     securities........................................   112,174         --         --
  Loans held for investment transferred to loans held
     for sale..........................................    75,000         --         --
  Change in unrealized gain (loss) on available for
     sale securities...................................   (17,713)   (15,511)    22,216
  Receivable related to the sale of loans..............    16,282         --         --
  Loans transferred to other real estate owned.........     9,817      3,529      1,395
  Purchase accounting acquisitions.....................        --         --      4,773

NOTE 4.  BUSINESS COMBINATIONS

MERGERS ACCOUNTED FOR AS POOLINGS-OF-INTERESTS

     On June 6, 2000, TSFG completed the merger with Anchor Financial Corporation ("Anchor Financial"), a South Carolina corporation headquartered in Myrtle Beach, South Carolina. TSFG acquired all the outstanding common shares of Anchor Financial in exchange for 17,674,208 shares of TSFG's common stock. Each share of Anchor Financial stock was exchanged for 2.175 shares of TSFG's common stock. At March 31, 2000, Anchor Financial had total assets, loans and deposits of approximately $1.2 billion, $873 million and $1.0 billion, respectively. The Anchor Financial transaction has been accounted for as a pooling-of-interest combination, and accordingly, TSFG's consolidated financial statements for all prior periods have been restated to include the accounts and results of operations of Anchor Financial, except for cash dividends declared per common share.

     On July 1, 1999, TSFG issued 3,086,478 shares of common stock in exchange for all the outstanding common stock of Citrus Bank, a Florida state-chartered bank headquartered in Orlando, Florida. As of June 30, 1999, Citrus bank had total assets, loans and deposits of approximately $285 million, $196 million and $264 million, respectively. This transaction has been accounted for as a pooling-of-interest combination, and accordingly, TSFG's consolidated financial statements for all prior periods have been restated to include the accounts and results of operations of Citrus Bank, except for cash dividends declared per common share.

     On April 23, 1999, TSFG acquired all the outstanding shares of Citizens First National Bank ("Citizens"), a national bank headquartered in Crescent City, Florida in exchange for 505,851 shares of TSFG's common stock and a cash payment of approximately $49,000 to a dissenting shareholder. At March 31, 1999, Citizens had total assets, loans and deposits of approximately $59 million, $37 million and $53 million, respectively. The transaction has been accounted for as a pooling-of-interests combination; however, due to the immateriality of the transaction in relation to TSFG's consolidated financial position and operating results, prior period financial statements have not been restated.

     In addition, in 1999, Anchor Financial completed a merger, which was accounted for as a pooling-of-interests. On April 9, 1999, Anchor Financial completed the merger of Bailey Financial Corporation and issued common stock in exchange for all the outstanding common stock of Bailey Financial Corporation.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 4.  BUSINESS COMBINATIONS -- (Continued)

MERGERS ACCOUNTED FOR AS PURCHASES

     TSFG had no mergers accounted for as purchases during the three years ended December 31, 2001.

NOTE 5.  DISPOSITION OF ASSETS AND LIABILITIES

     In December 2001, a developed piece of property was exchanged for several undeveloped pieces of property. This exchange qualified as a like-kind exchange for tax purposes under section 1031 of the Internal Revenue Code and resulted in a $1.4 million gain for book purposes. Also, in December 2001, a property donated to a charitable organization resulted in a $296,000 gain, and a $108,000 loss was recorded on the write-off of obsolete software.

     In July 2001, Carolina First Bank completed the sale of four branch offices located in Bennettsville, Lugoff, Liberty, and McColl, South Carolina. In connection with the sale of these branches, TSFG recorded a loss of approximately $989,000 (related to the write-off of intangible assets), sold loans of approximately $213,000, and transferred deposits of approximately $45.3 million.

     In March 2001, Carolina First Bank completed the sale of its Camden, South Carolina branch building. In connection with the sale-leaseback of the building, TSFG recorded a loss of approximately $262,000. The operations of this branch were not sold.

     In 2000, Carolina First Bank completed the sale of three branch offices located in Prosperity, Nichols, and Saluda, South Carolina. In connection with the sale of these branches, TSFG recorded a gain of approximately $2.1 million, sold loans of approximately $23.4 million, and transferred deposits of approximately $42.2 million.

     In 1999, Carolina First Bank completed the sale of four branch offices located in Abbeville, Hardeeville, Ridgeland, and Johnston, South Carolina. In connection with the sale of these branches, TSFG recorded a gain of approximately $2.5 million, sold loans of approximately $13.1 million, and transferred deposits of approximately $54.4 million.

NOTE 6.  RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 2001 and 2000 were approximately $7,019,000 and $11,081,000, respectively.

     At December 31, 2001, TSFG had restricted cash totaling $66,000,000 as collateral to secure advances from the FHLB.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 7.  SECURITIES

     The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity at December 31 were as follows:

                                                                   2001
                                             -------------------------------------------------
                                                            GROSS        GROSS
                                             AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED
                                                COST        GAINS        LOSSES     FAIR VALUE
                                             ----------   ----------   ----------   ----------
                                                             ($ IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury..............................  $  531,115    $   177      $28,101     $  503,191
U.S. Government agencies...................     109,100      1,288        3,405        106,983
Mortgage-backed securities.................     808,960     10,119        1,842        817,237
State and municipals.......................      11,922        225           55         12,092
Other investments..........................     107,487     15,174        1,178        121,483
                                             ----------    -------      -------     ----------
                                             $1,568,584    $26,983      $34,581     $1,560,986
                                             ==========    =======      =======     ==========
SECURITIES HELD TO MATURITY
State and municipals.......................  $   80,729    $ 1,086      $    40     $   81,775
Other investments..........................         103         --           --            103
                                             ----------    -------      -------     ----------
                                             $   80,832    $ 1,086      $    40     $   81,878
                                             ==========    =======      =======     ==========

                                                                      2000
                                                ------------------------------------------------
                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
                                                                ($ IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
U.S. Treasury.................................  $ 11,996     $   167       $   --      $ 12,163
U.S. Government agencies......................   186,817         584          894       186,507
Mortgage-backed securities....................   505,041       4,814        2,038       507,817
State and municipals..........................    12,306         169           66        12,409
Other investments.............................    90,498       9,960        2,581        97,877
                                                --------     -------       ------      --------
                                                $806,658     $15,694       $5,579      $816,773
                                                ========     =======       ======      ========
SECURITIES HELD TO MATURITY
U.S. Treasury.................................  $     --     $    --       $   --      $     --
U.S. Government agencies......................     2,650          --            2         2,648
State and municipals..........................    75,015         711          100        75,626
Other investments.............................       102          --           --           102
                                                --------     -------       ------      --------
                                                $ 77,767     $   711       $  102      $ 78,376
                                                ========     =======       ======      ========

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 7.  SECURITIES -- (Continued)

     The amortized cost and estimated fair value of securities available for sale and securities held to maturity at December 31, 2001, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Estimated fair value of securities was determined using quoted market prices.

                                                                 DECEMBER 31, 2001
                                                              -----------------------
                                                              AMORTIZED    ESTIMATED
                                                                 COST      FAIR VALUE
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE
Due in one year or less.....................................  $   73,876   $   73,846
Due after one year through five years.......................      91,375       93,233
Due after five years through ten years......................     633,283      604,582
Due after ten years.........................................     731,307      737,678
No contractual maturity.....................................      38,743       51,647
                                                              ----------   ----------
                                                              $1,568,584   $1,560,986
                                                              ==========   ==========
SECURITIES HELD TO MATURITY
Due in one year or less.....................................  $    8,648   $    8,681
Due after one year through five years.......................      34,616       35,281
Due after five years through ten years......................      36,988       37,336
Due after ten years.........................................         580          580
                                                              ----------   ----------
                                                              $   80,832   $   81,878
                                                              ==========   ==========

     Gross realized gains and losses on sales of securities for the years ended December 31 were:

                                                               2001     2000     1999
                                                              ------   -------   -----
                                                                  ($ IN THOUSANDS)
Gross realized gains........................................  $4,243   $   428   $ 672
Gross realized losses.......................................    (545)   (5,474)   (190)
                                                              ------   -------   -----
Net gain (loss) on sale of securities.......................  $3,698   $(5,046)  $ 482
                                                              ======   =======   =====

     Securities with an approximate book value of $594 million and $456 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes. Estimated market values of securities pledged were $605 million and $460 million at December 31, 2001 and 2000, respectively.

     Carolina First Bank and Citrus Bank, as members of the Federal Home Loan Bank ("FHLB") of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans, select commercial loans secured by real estate, and FHLB advances. FHLB capital stock is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2001 and 2000, Carolina First Bank owned a total of $22.4 million and $26.2 million in FHLB stock, respectively. At December 31, 2001 and 2000, Citrus Bank owned a total of $1.3 million and none in FHLB stock, respectively.

NOTE 8.  EQUITY INVESTMENTS

     At December 31, 2001, securities available for sale included the following equity investments recorded at the estimated fair value indicated: 1,175,000 shares of common stock of Net.B@nk recorded at approximately

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 8.  EQUITY INVESTMENTS -- (Continued)

$12.3 million, investments in banks recorded at approximately $9.0 million, an investment in Rock Hill Bank & Trust Company recorded at approximately $4.6 million, and 4,876,340 shares of common stock of Affinity recorded at approximately $293,000. At December 31, 2001, CF Investment Company had invested approximately $1.4 million in a company specializing in electronic document management services.

     At December 31, 2000, securities available for sale included the following equity investments recorded at the estimated fair value indicated: 1,175,000 shares of common stock of Net.B@nk recorded at approximately $7.7 million, investments in banks recorded at approximately $6.5 million, an investment in Rock Hill Bank & Trust Company recorded at approximately $5.5 million, and 1,753,366 shares of common stock of Affinity recorded at approximately $219,000. At December 31, 2000, CF Investment Company had invested approximately $1.7 million in companies specializing in electronic document management and Internet-related services.

NOTE 9.  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans outstanding by category at December 31:

                                                                 2001         2000
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
Commercial, financial and agricultural......................  $  742,218   $  561,360
Real estate -- construction.................................     532,037      458,577
Real estate -- residential mortgages (1-4 family)...........     551,119      890,693
Commercial secured by real estate...........................   1,400,466    1,348,604
Consumer....................................................     504,222      460,668
Lease financing receivables.................................         536        4,186
                                                              ----------   ----------
Loans held for investment...................................   3,730,598    3,724,088
Loans held for sale.........................................       6,513       12,630
                                                              ----------   ----------
Gross loans.................................................   3,737,111    3,736,718
Less unearned income........................................         348        1,536
Less allowance for loan losses..............................      44,587       43,024
                                                              ----------   ----------
Net loans...................................................  $3,692,176   $3,692,158
                                                              ==========   ==========
Included in the above:
Nonaccrual loans............................................  $   38,888   $   18,413
                                                              ==========   ==========

     Interest income recognized on nonaccrual loans during 2001, 2000, and 1999 was approximately $363,000, $899,000, and $858,000, respectively.

     The following tables summarize information on impaired loans, all of which are on nonaccrual, at and for the years ended December 31:

                                                               2001      2000
                                                              -------   -------
                                                              ($ IN THOUSANDS)
Impaired loans (year end)...................................  $35,245   $17,240
Related allowance (year end)................................    5,397     4,563

                                                               2001     2000    1999
                                                              ------   ------   ----
                                                                 ($ IN THOUSANDS)
Interest income recognized..................................  $  355   $  826   $829
Foregone interest...........................................   2,334    1,297    433

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 9.  LOANS AND ALLOWANCE FOR LOAN LOSSES -- (Continued)

     The average recorded investment in impaired loans for the years ended December 31, 2001, 2000, and 1999 was $27,143,000, $16,223,000 and $5,435,000,
respectively. There were no restructured loans included in loans at December 31, 2001 and 2000.

     Changes in the allowance for loan losses were:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                               ($ IN THOUSANDS)
Balance at beginning of year............................  $43,024   $33,756   $29,812
Purchase accounting acquisitions........................       --        --       408
Allowance adjustment for loans sold.....................     (230)     (252)   (2,977)
Provision for loan losses...............................   22,045    23,378    18,273
Loans charged off.......................................  (23,154)  (16,073)  (13,802)
Recoveries of loans previously charged off..............    2,902     2,215     2,042
                                                          -------   -------   -------
Balance at end of year..................................  $44,587   $43,024   $33,756
                                                          =======   =======   =======

     TSFG securitized $112.2 million of mortgage portfolio loans and reclassed them to securities available for sale. In accordance with SFAS 140, no gain was recognized related to the securitization, and mortgage servicing rights of approximately $977,000 were recorded. TSFG subsequently sold $80.4 million of these mortgage-backed securities to outside third parties and recognized a gain on sale of $1.6 million. The gain is included in mortgage banking income in the consolidated statements of income. TSFG has no retained interest in the securities that were sold.

     TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate dollar amount of these loans was approximately $29,973,000, $28,954,000, and $22,660,000 at
December 31, 2001, 2000, and 1999, respectively. During 2001, new loans of approximately $9,145,000 were made, and payments totaled approximately $8,126,000. During 2000, new loans of approximately $13,556,000 were made, and payments totaled approximately $7,262,000.

NOTE 10.  PREMISES AND EQUIPMENT

     Premises and equipment at December 31 are summarized as follows:

                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Land........................................................  $ 17,001   $ 15,789
Buildings...................................................    46,928     51,125
Furniture, fixtures and equipment...........................    53,095     53,436
Capitalized software........................................    11,045      9,913
Leasehold improvements......................................    26,472     21,808
Assets held for disposal....................................     1,205      2,381
Construction in progress....................................       850      2,399
                                                              --------   --------
                                                               156,596    156,851
Less accumulated depreciation and amortization..............    42,372     36,497
                                                              --------   --------
                                                              $114,224   $120,354
                                                              ========   ========

     Depreciation and amortization of premises and equipment totaled $11,171,000, $10,119,000, and $8,115,000 in 2001, 2000 and 1999, respectively.
At December 31, 2001, there were no land and buildings pledged as collateral for long-term debt.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 10.  PREMISES AND EQUIPMENT -- (Continued)

     Based on TSFG's acquisition activity, internal growth, and realignment plans, certain properties will not be used for future growth. Accordingly, TSFG reviewed for impairment long-lived assets related to abandoned properties at Carolina First Bank. As a result of this review, in 2000, TSFG recorded a pre-tax impairment loss from the write-down of assets totaling $3,674,000 and restructuring and merger-related costs related to impairment of abandoned facilities totaling $2,772,000.

     The impaired assets, which were not sold as of December 31, 2001 and 2000, were written down to their net realizable value and classified as assets held for disposal. During the year ended December 31, 2001, TSFG recorded an additional impairment loss of $243,000 to update the estimated net realizable value for the impaired assets. The impairment loss included $82,000 for the write-down of land to fair value, $176,000 for the loss associated with subletting office space at less than the contractual lease rate, and a recovery of $15,000 for adjustments related to lease termination fees for abandoned locations. During the year ended December 31, 2001, TSFG had a $501,000 recovery, included in restructuring and merger-related costs, which related to the sale of merger properties at prices higher than estimated.

NOTE 11.  INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, at December 31 are summarized as follows:

                                                               2001       2000
                                                              -------   --------
                                                               ($ IN THOUSANDS)
Goodwill....................................................  $91,605   $100,102
Core deposit premium........................................    5,540      7,152
                                                              -------   --------
                                                              $97,145   $107,254
                                                              =======   ========

NOTE 12.  MORTGAGE OPERATIONS

     A summary of capitalized mortgage servicing rights ("MSRs"), which are included in other assets, follows:

                                                               2001      2000
                                                              -------   -------
                                                              ($ IN THOUSANDS)
Balance at beginning of year................................  $20,655   $24,886
MSRs purchased..............................................    5,664     9,099
MSRs capitalized............................................      980       460
MSRs amortized..............................................   (4,637)   (5,776)
MSRs sold...................................................  (12,728)   (8,014)
MSRs impaired...............................................   (1,069)       --
                                                              -------   -------
Balance at end of year......................................  $ 8,865   $20,655
                                                              =======   =======

     The aggregate fair value of capitalized MSRs at December 31, 2001 and 2000 was approximately $8.9 million and $22.7 million, respectively. In 2001, TSFG recorded $1.1 million for impairment losses from the valuation of MSRs. At December 31, 2001 and 2000, the valuation allowance for capitalized MSRs totaled $1.1 million and none, respectively.

NOTE 13.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     At January 1, 2001, upon the adoption of SFAS 133, TSFG had the following derivative instruments which were recorded on TSFG's consolidated balance sheet: a warrant to purchase shares of common stock of Affinity Technology Group, Inc. ("Affinity Warrant"), interest rate swap agreements and fixed rate

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 13.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES -- (Continued)

conforming residential mortgage loan commitments. TSFG identified no embedded derivative instruments requiring separate accounting treatment.

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

     On February 27, 2001, TSFG exercised the Affinity Warrant and reclassified the derivative asset as securities available for sale based on the fair value as of the exercise date. For the year ended December 31, 2001, a loss of $64,000 was recognized in noninterest expenses for changes in fair value related to the Affinity Warrant and derivatives with no hedging designation.

     For the year ended December 31, 2001, changes in the fair value of interest rate swaps that qualify as cash flow hedges totaled a loss of $506,000 (net of related income tax benefit of $297,000) and was recorded through other comprehensive income. The maximum length of time over which cash flow hedges are hedging the variability of future cash flows associated with forecasted transactions is less than two years. In 2001, the amount of ineffectiveness from TSFG's fair value and cash flow hedges was not significant.

     At December 31, 2001, the fair value of derivative assets totaled $926,000 and was related to derivatives with no hedging designation and fair value hedges. At December 31, 2001, the fair value of derivative liabilities totaled $873,000 and was attributable to cash flow hedges.

NOTE 14.  DEPOSITS

     Deposits at December 31 are summarized as follows:

                                                                 2001         2000
                                                              ----------   ----------
                                                                 ($ IN THOUSANDS)
Noninterest-bearing demand deposits.........................  $  524,437   $  488,323
Interest-bearing demand deposits............................     618,236      591,371
Money market accounts.......................................     758,243      704,417
Savings accounts............................................     112,227      116,165
Time deposits under $100,000................................   1,066,581    1,441,362
Time deposits of $100,000 or more...........................     525,531      553,024
                                                              ----------   ----------
                                                              $3,605,255   $3,894,662
                                                              ==========   ==========

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 14.  DEPOSITS -- (Continued)

     Maturities of time deposits at December 31, 2001 are as follows ($ in thousands):

2002........................................................   $1,259,580
2003........................................................      142,713
2004........................................................      107,786
2005........................................................       10,373
2006........................................................        1,571
Thereafter..................................................       70,089
                                                               ----------
                                                               $1,592,112
                                                               ==========

NOTE 15.  INCOME TAXES

     Total income taxes for the years ended December 31, 2001, 2000, and 1999 were as follows:

                                                              2001      2000     1999
                                                             -------   ------   -------
                                                                  ($ IN THOUSANDS)
Income from continuing operations..........................  $23,571   $3,751   $20,711
Dividends on minority interest in consolidated
  subsidiary...............................................     (818)      --        --
Extraordinary item.........................................   (1,149)      --        --
Cumulative effect of a change in accounting principle......      152       --        --
Shareholders' equity:
  Unrealized losses on cash flow hedges....................     (323)      --        --
  Unrealized gains (losses) on available for sale
     securities............................................   (5,599)   5,970     8,176
                                                             -------   ------   -------
                                                             $15,834   $9,721   $28,887
                                                             =======   ======   =======

     Income tax expense attributable to income from continuing operations ("income tax expense") consisted of:

                                                            CURRENT   DEFERRED    TOTAL
                                                            -------   --------   -------
                                                                  ($ IN THOUSANDS)
Year ended December 31, 2001:
  U.S. Federal............................................  $22,289   $  (339)   $21,950
  State and local.........................................    1,967      (346)     1,621
                                                            -------   -------    -------
                                                            $24,256   $  (685)   $23,571
                                                            =======   =======    =======
Year ended December 31, 2000:
  U.S. Federal............................................  $ 9,405   $(5,593)   $ 3,812
  State and local.........................................      218      (279)       (61)
                                                            -------   -------    -------
                                                            $ 9,623   $(5,872)   $ 3,751
                                                            =======   =======    =======
Year ended December 31, 1999:
  U.S. Federal............................................  $25,100   $(6,024)   $19,076
  State and local.........................................    1,534       101      1,635
                                                            -------   -------    -------
                                                            $26,634   $(5,923)   $20,711
                                                            =======   =======    =======

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 15.  INCOME TAXES -- (Continued)

     Income tax expense differed from the amounts computed by applying TSFG's statutory U.S. federal income tax rate of 35% for 2001, 2000 and 1999 to pretax income from continuing operations as a result of the following:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                               ($ IN THOUSANDS)
Tax expense at statutory rate...........................  $23,976   $ 3,759   $21,406
Increase (decrease) resulting from:
  Nondeductible goodwill amortization...................    2,707     1,585     3,201
  Low-income housing tax credit.........................     (100)     (100)     (100)
  Change in valuation allowance for deferred tax
     assets.............................................      624       302     1,006
  State tax, net of federal benefit.....................    1,649      (341)       57
  Nontaxable interest...................................   (3,760)   (2,471)   (1,607)
  Nontaxable gain on qualified appreciated stock........       --        --    (4,162)
  Nondeductible acquisition cost........................       --     2,858       687
  Nondeductible expenses................................      526       544        --
  Tax loss on disposition of subsidiary stock...........       --    (2,560)       --
  Subsidiary stock, recognition of basis difference.....   (3,027)       --        --
  Other, net............................................      976       175       223
                                                          -------   -------   -------
                                                          $23,571   $ 3,751   $20,711
                                                          =======   =======   =======

     The significant components of deferred income tax expense attributable to income from continuing operations for the years ended December 31, are presented below:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                               ($ IN THOUSANDS)
Deferred tax benefit (exclusive of the effects of other
  components below).....................................  $(1,309)  $(6,174)  $(6,929)
Increase in valuation allowance for deferred taxes......      624       302     1,006
                                                          -------   -------   -------
                                                          $  (685)  $(5,872)  $(5,923)
                                                          =======   =======   =======

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 15.  INCOME TAXES -- (Continued)

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                               2001      2000
                                                              -------   -------
                                                              ($ IN THOUSANDS)
DEFERRED TAX ASSETS
Loan loss allowance deferred for tax purposes...............  $16,491   $15,796
Excess basis of intangible assets for financial reporting
  purposes over tax basis...................................    2,429     2,361
Net operating loss carryforwards............................    1,036     1,942
Charitable contribution carryforward........................    2,416     2,014
Compensation expense deferred for tax reporting purposes....    4,137     4,263
Capital loss carryforward...................................    1,219        --
Unrealized losses on securities available for sale..........    2,044        --
Unrealized losses on cash flow hedges.......................      323        --
Alternative minimum tax credit carryforward.................      621        --
Other.......................................................    1,096       960
                                                              -------   -------
                                                               31,812    27,336
  Less valuation allowance..................................    2,286     1,662
                                                              -------   -------
                                                               29,526    25,674
                                                              -------   -------
DEFERRED TAX LIABILITIES
Tax depreciation in excess of book depreciation.............    4,386     3,150
Unrealized gain on securities available for sale............       --     3,555
Tax bad debt reserve recapture adjustment...................      805       936
Excess carrying value of assets acquired for financial
  reporting purposes over tax basis.........................    4,544     4,765
Employee benefits deduction accelerated for tax reporting
  purposes..................................................      259       300
Gain on fair value of derivative deferred for tax reporting
  purposes..................................................      152        --
Other.......................................................      176       371
                                                              -------   -------
                                                               10,322    13,077
                                                              -------   -------
  Net deferred tax assets...................................  $19,204   $12,597
                                                              =======   =======

     The valuation allowance for deferred tax assets as of January 1, 2001 and 2000 was $2,286,000 and $1,662,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $624,000 and $302,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, TSFG will need to generate future taxable income prior to the expiration of the deferred tax assets governed by the tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it more likely than not TSFG will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     Tax returns for 1998 and subsequent years are subject to examination by taxing authorities.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 16.  SHORT-TERM BORROWED FUNDS

     Short-term borrowings and their related weighted average interest rates at December 31 were:

                                                         2001               2000
                                                   -----------------   ---------------
                                                     AMOUNT     RATE    AMOUNT    RATE
                                                   ----------   ----   --------   ----
                                                            ($ IN THOUSANDS)
Federal funds purchased and repurchase
  agreements.....................................  $1,269,538   1.63%  $232,110   6.32%
FHLB advances....................................      98,000   2.09    203,000   6.44
Treasury, tax and loan note......................      25,060   1.62      9,366   6.29
Commercial paper.................................      26,902   4.55      7,641   7.19
Note payable to unaffiliated bank................          --     --     15,000   8.62
                                                   ----------   ----   --------   ----
                                                   $1,419,500   1.72%  $467,117   6.46%
                                                   ==========   ====   ========   ====

     Repurchase agreements represent overnight borrowings by Carolina First Bank and Citrus Bank collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers. The cost and fair value of these securities at December 31, 2001 were $1,042 million and $1,014 million, respectively. FHLB advances represent borrowings from the FHLB of Atlanta by Carolina First Bank and Citrus Bank pursuant to lines of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences, select commercial loans secured by real estate mortgage-backed securities, and restricted cash. These advances have an initial maturity of one year or less with interest payable monthly.

     The maximum short-term borrowings outstanding at any month end were:

                                                                 2001        2000
                                                              ----------   --------
                                                                ($ IN THOUSANDS)
Federal funds purchased and repurchase agreements...........  $1,269,538   $235,545
FHLB advances...............................................      98,000    294,990
Treasury, tax and loan note.................................      25,610     10,611
Note payable to unaffiliated bank...........................      15,000     15,000
Commercial paper............................................      30,589      7,641
Aggregate short-term borrowings.............................   1,419,500    511,706

     Average short-term borrowings during 2001, 2000, and 1999 were $763 million, $457 million and $243 million, respectively. The average interest rate on short-term borrowings during 2001, 2000, and 1999 were 3.32%, 6.14%, and 4.86 %, respectively.

     Interest expense on short-term borrowings for the years ended December 31 related to the following:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                               ($ IN THOUSANDS)
Federal funds purchased and repurchase agreements.......  $21,187   $12,017   $ 8,914
FHLB advances...........................................    2,434    15,713     2,917
Treasury, tax and loan note.............................      398       267        --
Commercial paper........................................    1,099        18        --
Note payable to unaffiliated bank.......................      224        28        --
                                                          -------   -------   -------
                                                          $25,342   $28,043   $11,831
                                                          =======   =======   =======

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 17.  UNUSED LINES OF CREDIT

     At December 31, 2001, the Subsidiary Banks had unused short-term lines of credit to purchase federal funds from unrelated banks totaling approximately $281.8 million (which are withdrawable at the lender's option). These lines of credit are available on a one-to-ten day basis for general corporate purposes of the Subsidiary Banks. At December 31, 2001, the Subsidiary Banks had approximately $125 million of unused borrowing capacity from the FHLB. This capacity was unavailable at December 31, 2001 because the Subsidiary Banks had no available FHLB-qualifying collateral.

NOTE 18.  LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following:

                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
FHLB advances; fixed interest rates ranging from 3.83% to
  6.91% due from 2002 to 2011; collateralized by a blanket
  lien on qualifying loans secured by first mortgages on
  one-to-four family residences, select commercial loans
  secured by real estate mortgage-backed securities, and
  restricted cash; initial maturity of one year or greater;
  interest payable quarterly................................  $371,290   $278,620
9.00% Subordinated Notes; due September 1, 2005; interest
  payable quarterly; redeemable at the option of the Company
  at any time after September 1, 2001 at par................    26,344     25,775
7.89% Subordinated Notes; due December 20, 2006; interest
  payable semi-annually of each year and at maturity;
  balance can be prepaid on December 20, 2002 at par plus
  accrued and unpaid interest...............................     6,000      5,984
8.60% Subordinated Notes; due December 1, 2003; interest
  payable semi-annually of each year and at maturity;
  balance cannot be prepaid prior to its final maturity.....     5,000      4,969
Employee stock ownership plan note payable to Centura Bank;
  due July 23, 2002; interest at Centura Bank's prime rate
  less 1.25% with monthly principal payments of $25,000.....     1,675      1,975
Note payable; interest at 12.50% due December 31, 2012, with
  current annual payments of approximately $125,000.........       985      1,003
                                                              --------   --------
                                                              $411,294   $318,326
                                                              ========   ========

     Required annual principal payments for the five years subsequent to December 31, 2001 are as follows ($ in thousands):

2002........................................................   $ 11,068
2003........................................................     21,946
2004........................................................     40,029
2005........................................................     26,377
2006........................................................      6,037
Thereafter..................................................    305,837
                                                               --------
                                                               $411,294
                                                               ========

     Debt issuance costs, net of accumulated amortization, from subordinated notes totaled $461,000 and $618,000 at December 31, 2001 and 2000, respectively, and are included in other assets on the consolidated

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 18.  LONG-TERM DEBT -- (Continued)

balance sheet. Amortization of debt issuance costs from subordinated notes totaled approximately $157,000 in 2001, 2000, and 1999 and is reported in other noninterest expense on the consolidated statements of income.

NOTE 19.  TRUST PREFERRED DEBT

     On November 28, 2001, South Financial Capital Trust I (the "Capital Trust"), a wholly-owned subsidiary of TSFG, issued and sold 31,000 floating rate securities, with a $1,000 liquidation amount per security, (the "Capital Securities") to institutional buyers in a pooled trust preferred issue. The Capital Securities, which are reported on the consolidated balance sheet as trust preferred debt, generated proceeds of $31.0 million. The Capital Trust loaned these proceeds to TSFG to use for general corporate purposes. The trust preferred debt qualifies as tier 1 capital under Federal Reserve Board guidelines.

     Debt issuance costs, net of accumulated amortization, from trust preferred debt totaled $977,000 at December 31, 2001 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $3,000 and is reported in other noninterest expense on the consolidated income statement.

     The Capital Securities accrue and pay distributions semi-annually at a rate per annum equal to six-month LIBOR plus 375 basis points, which was 5.73% at December 31, 2001. This rate may not exceed 11% through December 2006. The distribution rate payable on the Capital Securities is cumulative and payable semi-annually in arrears. TSFG has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 10 consecutive semi-annual periods, provided that no extension period may extend beyond the maturity date of December 8, 2031. TSFG has no current intention to exercise its right to defer payments of interest on the Capital Securities.

     The Capital Securities are mandatorily redeemable upon maturity on December 8, 2031, or upon earlier optional redemption as provided in the indenture. TSFG has the right to redeem the Capital Securities in whole or in part, on or after December 8, 2006. If the indentures are redeemed on or after December 8, 2006, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, TSFG may redeem the indentures in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

NOTE 20.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

     Carolina First Mortgage Loan Trust (the "REIT") is a majority-owned subsidiary of SCOREIT Inc., which is a subsidiary of Carolina First Bank, that holds real estate-related assets, including mortgage loans. Carolina First Bank is a wholly-owned banking subsidiary of TSFG. SCOREIT, Inc.'s ownership in the REIT is evidenced by common and preferred equity. On February 22, 2001, Carolina First Bank sold 132 shares of the REIT's Series 2000A Cumulative Fixed Rate Preferred Shares (the "Series A Trust Preferred Stock") to an institutional buyer. On June 8, 2001, Carolina First Bank sold 250 shares of the REIT's Series 2000B Cumulative Floating Rate Preferred Shares (the "Series B Trust Preferred Stock") to an institutional buyer. The Series A Trust Preferred Stock and Series B Trust Preferred Stock have a stated value of $100,000 per share. Proceeds to Carolina First Bank from these sales totaled approximately $37.0 million, net of $1.2 million in issuance costs. This net amount is reported as minority interest in consolidated subsidiary on the consolidated balance sheet. The minority interest in consolidated subsidiary qualifies as capital under Federal Reserve Board guidelines.

     Dividends on the Series A Trust Preferred Stock and Series B Trust Preferred Stock are cumulative, and will accrue whether or not the Carolina First Mortgage Loan Trust has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared. The

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 20.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY -- (Continued)

dividends for the Series A Trust Preferred Stock are computed at a rate per annum equal to 11.125% of the stated value and are payable quarterly. The dividends for the Series B Trust Preferred Stock are computed at a rate per annum equal to three month LIBOR plus 300 basis points of the stated value and are payable quarterly.

     The dividends earned by institutional holders of the Series A Trust Preferred Stock and the Series B Trust Preferred Stock from February 22, 2001 to December 31, 2001 amounted to $1.4 million (net of related income taxes of $818,000) and have been expensed on TSFG's consolidated statement of income as minority interest in consolidated subsidiary.

     The shares of Series A Trust Preferred Stock are mandatorily redeemable on January 31, 2031 and are not subject to optional redemption provisions other than in connection with a tax event or capital event (as defined in the offering circular). After the occurrence of a tax event or capital event, TSFG may redeem all or a portion of the Series A Trust Preferred Stock at a redemption price equal to the greater of (i) the liquidation value of $100,000 per share or (ii) the sum of the present values of the liquidation value and remaining dividends up to January 31, 2031, discounted to the actual redemption date at a discount rate (as defined in the offering circular).

     The shares of Series B Trust Preferred Stock are mandatorily redeemable on January 31, 2011, or upon earlier redemption as provided in the offering circular. TSFG has the right to redeem the Series B Trust Preferred Stock in whole or in part, on or after December 8, 2005, on any quarterly dividend payment date, at a redemption price equal to the liquidation value ($100,000 per share). After the occurrence of a tax event or capital event (as defined in the offering circular), TSFG may redeem all or a portion of the Series B Trust Preferred Stock at a redemption price equal to 101% of the liquidation value if the redemption is prior to December 8, 2005 or 100% of the liquidation value thereafter.

NOTE 21.  COMMITMENTS AND CONTINGENCIES

     TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG's consolidated financial position or results of operations.

     On March 2, 1998, plaintiff Charlesetta Crockett filed a lawsuit in the South Carolina Circuit Court for Saluda County, alleging that her son and two former officers of Midlands National Bank, prior to its merger with Carolina First Bank, placed mortgages on her property without her knowledge or consent. The plaintiff complains that Carolina First Bank later learned that the mortgages were forged but did not cancel the mortgages, and instead conveyed them to the two former Midlands National Bank officers. The plaintiff seeks to have the mortgages set aside and to quiet her title to the property; she also seeks actual and punitive damages and statutory penalties in unspecified amounts. Carolina First Bank filed its answer on October 30, 1998, denying any liability to the plaintiff, and has defended the suit vigorously. The case is still in the discovery phase and has not been set for trial. There is currently a pending motion by Carolina First Bank to dismiss this action for failure to prosecute.

     On November 4, 1996, a derivative shareholder action was filed in the South Carolina Circuit Court for Greenville County against TSFG and several of its officers. The complaint was subsequently amended several times. The amended complaint names as additional defendants the majority of the directors of TSFG and Carolina First Bank. The named plaintiffs in the amended complaints are TSFG, pursuant to Section 33-7-400 of the South Carolina Code of Laws, by and through several named minority shareholders. Plaintiffs allege four causes of action based generally on the payment to the defendant officers of a bonus in stock held by TSFG in Affinity Technology Group, Inc. ("Affinity") as a reward for their efforts in connection with the

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 21.  COMMITMENTS AND CONTINGENCIES -- (Continued)

Affinity investment, and other matters. The complaint seeks damages for the benefit of TSFG in the amount of $32 million. TSFG believes that this lawsuit is without merit and has defended it vigorously. The trial court granted the Company's motion to dismiss the lawsuit on November 26, 1997. The plaintiffs appealed. On November 1, 2000, the South Carolina Court of Appeals affirmed the dismissal of the lawsuit. The plaintiffs have sought further review by the South Carolina Supreme Court. That appeal is currently pending before the state Supreme Court.

NOTE 22.  LEASE COMMITMENTS

     Minimum rental payments under noncancelable operating leases at December 31, 2001 are as follows (dollars in thousands):

2002........................................................   $ 8,585
2003........................................................     7,050
2004........................................................     6,767
2005........................................................     6,900
2006........................................................     6,986
Thereafter..................................................    39,128
                                                               -------
                                                               $75,416
                                                               =======

     Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $8,509,000, $9,542,000 and $5,422,000 in 2001, 2000, and 1999, respectively. The leases typically provide that the lessee pay property taxes, insurance and maintenance cost.

NOTE 23.  CAPITAL STOCK

     In the first quarter of 2000, TSFG repurchased 524,600 shares of common stock, which decreased shareholders' equity by $8.3 million. In March 2000, TSFG rescinded its share repurchased program due to the June 2000 closing of the merger with Anchor Financial. In December 2000, TSFG initiated a stock repurchase program for up to two million shares. In September 2001, the stock repurchase program was expanded up to three million shares, or approximately 7% of TSFG's outstanding shares. In connection with the program, through December 31, 2001, TSFG repurchased 2,393,783 shares, including 1,546,407 shares purchased during 2001. TSFG may continue to repurchase shares depending upon current market conditions and available cash.

     TSFG has a Dividend Reinvestment Plan, which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 24.  PER SHARE INFORMATION

     The following is a summary of the earnings per share calculation for the years ended December 31:

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                          ($ IN THOUSANDS, EXCEPT SHARE DATA)
BASIC
Net income (numerator)................................  $    41,892   $     6,989   $    40,450
                                                        ===========   ===========   ===========
Average common shares outstanding (denominator).......   42,098,395    42,907,960    42,685,675
                                                        ===========   ===========   ===========
Per share amount......................................  $      1.00   $      0.16   $      0.95
                                                        ===========   ===========   ===========
DILUTED
Net income (numerator)................................  $    41,892   $     6,989   $    40,450
                                                        ===========   ===========   ===========
Average common shares outstanding.....................   42,098,395    42,907,960    42,685,675
Dilutive potential common shares......................      725,118       642,632       932,743
                                                        -----------   -----------   -----------
Average diluted shares outstanding (denominator)......   42,823,513    43,550,592    43,618,418
                                                        ===========   ===========   ===========
Per share amount......................................  $      0.98   $      0.16   $      0.93
                                                        ===========   ===========   ===========

     The following options were outstanding for the years ended December 31 but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

            2001                           2000                           1999
----------------------------   ----------------------------   ----------------------------
 NUMBER         RANGE OF        NUMBER         RANGE OF        NUMBER         RANGE OF
OF SHARES   EXERCISE PRICES    OF SHARES   EXERCISE PRICES    OF SHARES   EXERCISE PRICES
---------   ----------------   ---------   ----------------   ---------   ----------------
 551,209    $16.64 to $18.73    502,843    $13.88 to $16.88    276,100    $23.13 to $24.84
 675,067    $19.58 to $22.34    642,095    $17.50 to $22.34    284,235    $26.25 to $26.94
 404,059    $23.13 to $31.26    433,542    $23.13 to $31.26    124,550    $28.03 to $31.26

NOTE 25.  RESTRICTION OF DIVIDENDS FROM SUBSIDIARIES

     The ability of TSFG to pay cash dividends over the long term is dependent upon receiving cash in the form of dividends from its subsidiaries. South Carolina's banking regulations restrict the amount of dividends that Carolina First Bank can pay. All dividends paid from Carolina First Bank are payable only from the net income of the current year, unless prior regulatory approval is granted. Florida banking statutes limit the amount of dividends that Citrus Bank can pay without prior approval of Citrus Bank's regulatory agency. The Florida limit permits dividends to be payable from the net income of the current year combined with retained earnings of the preceding two years. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks.

     The terms for the Series A Trust Preferred Stock and Series B Trust Preferred Stock include certain restrictions on dividends, which, if triggered, may limit Carolina First Bank's ability to pay dividends.

NOTE 26.  REGULATORY CAPITAL REQUIREMENTS

     TSFG and the Subsidiary Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on TSFG's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, TSFG and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 26.  REGULATORY CAPITAL REQUIREMENTS -- (Continued)

regulatory accounting practices. TSFG's and the Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require TSFG and the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2001, that TSFG and the Subsidiary Banks met all capital adequacy requirements.

     As of December 31, 2001, the most recent notification from federal banking agencies categorized TSFG and the Subsidiary Banks as "well capitalized" under the regulatory framework. To be categorized as "well capitalized," the Subsidiary Banks must maintain minimum total risk-based capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table. Since December 31, 2001, there have been no events or conditions that management believes have changed the Subsidiary Banks' categories.

     TSFG's and the Subsidiary Banks' capital levels at December 31 exceeded the "well capitalized levels," as shown below:

                                                                                   TO BE WELL CAPITALIZED
                                                                                        UNDER PROMPT
                                                           FOR CAPITAL ADEQUACY       CORRECTIVE ACTION
                                           ACTUAL                PURPOSES:               PROVISIONS:
                                     -------------------   ---------------------   -----------------------
                                       2001       2000       2001        2000         2001         2000
                                     --------   --------   ---------   ---------   ----------   ----------
                                                               ($ IN THOUSANDS)
TSFG
Tier 1 capital.....................  $409,629   $354,575   $175,133    $164,282          N/A          N/A
Total risk-based capital...........   500,294    426,059    350,266     328,564          N/A          N/A
Tier 1 capital ratio...............      9.36%      8.63%      4.00%       4.00%         N/A          N/A
Total risk-based capital ratio.....     11.43      10.37       8.00        8.00          N/A          N/A
Leverage ratio.....................      7.17       6.93       4.00        4.00          N/A          N/A
CAROLINA FIRST BANK
Tier 1 capital.....................  $338,315   $332,431   $147,812    $144,419     $221,718     $216,629
Total risk-based capital...........   412,013    373,666    295,623     288,839      369,529      361,048
Tier 1 capital ratio...............      9.16%      9.21%      4.00%       4.00%        6.00%        6.00%
Total risk-based capital ratio.....     11.15      10.35       8.00        8.00        10.00        10.00
Leverage ratio.....................      6.74       7.44       4.00        4.00         5.00         5.00
CITRUS BANK
Tier 1 capital.....................  $ 64,408   $ 42,551   $ 27,574    $ 18,914     $ 41,360     $ 28,371
Total risk-based capital...........    72,051     48,152     55,147      37,829       68,934       47,286
Tier 1 capital ratio...............      9.34%      9.00%      4.00%       4.00%        6.00%        6.00%
Total risk-based capital ratio.....     10.45      10.18       8.00        8.00        10.00        10.00
Leverage ratio.....................      8.57       8.03       4.00        4.00         5.00         5.00

NOTE 27.  LENDING COMMITMENTS

     In the normal course of business, to meet the financing needs of its customers, TSFG is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, standby letters of credit, repurchase agreements, and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 27.  LENDING COMMITMENTS -- (Continued)

     TSFG's exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. TSFG uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. TSFG evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by TSFG upon extension of credit, is based on management's credit evaluation.

     Unfunded loan commitments and letters of credit at December 31, 2001 were approximately $739.3 million and included the following ($ in thousands):

Loan commitments:
  Commercial, financial and agricultural....................   $298,272
  Commercial secured by real estate.........................    223,005
  Home equity loans.........................................    136,658
Standby letters of credit...................................     52,298
Unused business credit card lines...........................     19,070
Documentary letters of credit...............................     10,039

     The total portfolios of loans serviced or subserviced for non-affiliated parties at December 31, 2001 and 2000 were $687.5 million and $2.1 billion, respectively.

NOTE 28.  RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2001, 2000 and 1999, lease payments aggregating approximately $25,000, $27,000 and $39,600, respectively, were made to affiliates of directors or companies in which certain directors have an interest.

     TSFG's subsidiary, CF Investment Company, invests in companies that have a bank-related technology or service TSFG or its subsidiaries can use. During the years ended December 31, 2001 and 2000, TSFG's subsidiaries purchased services aggregating approximately $420,000 and $1,300,000, respectively, from companies in which CF Investment Company owned an equity interest.

     These lease payments and service fees were made in the ordinary course of business and were on terms comparable to those, which would have been obtained between unrelated parties.

     At December 31, 2001 and 2000, TSFG had loans to TSFG directors, directors of its subsidiaries, executive officers, and associates of such persons, totaling $29,973,000 and $28,954,000, respectively. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. See Note 9 for further details.

     TSFG's President and Chief Executive Officer serves as a director of Net.B@nk, a publicly-traded company. At December 31, 2001, TSFG owned 1,175,000 shares of common stock of Net.B@nk recorded at approximately $12.3 million. TSFG and Net.B@nk do not engage in any business dealings.

NOTE 29.  STOCK COMPENSATION PLANS

     TSFG has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, TSFG may grant Common Stock to its employees for up to 500,000 shares, which includes shares already vested. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 29.  STOCK COMPENSATION PLANS -- (Continued)

employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. At December 31, 2001, there were 29,470 shares (adjusted for stock dividends and split) of restricted stock outstanding. Deferred compensation representing the fair market value of the stock at the date of grant is being amortized over a five-year vesting period, with $671,000 charged to expense in 2001, $1,948,000 in 2000 and $408,000 in 1999.

     TSFG has a Stock Option Plan, a Directors' Stock Option Plan, and options acquired from acquisitions (collectively referred to as stock-based option plans). Under the Stock Option Plan, TSFG may grant options to its employees for up to 2,500,000 shares of Common Stock. The exercise price of each option either equals or exceeds the fair market value of TSFG's Common Stock on the date of grant. Under the Directors' Stock Option Plan, TSFG may grant options to its non-employee directors for up to 500,000 shares of Common Stock. The exercise price of each directors' option equals the fair market value of TSFG's Common Stock on the date of grant.

     TSFG applies APB Opinion 25 in accounting for the stock-based option plans, which are described in the preceding paragraph. Accordingly, no compensation expense has been recognized for the stock-based option plans. Had compensation cost been recognized for the stock-based option plans applying the fair-value-based method as prescribed by SFAS 123, TSFG's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table for the years ended December 31:

                                                            2001         2000          1999
                                                         ----------    ---------    ----------
                                                          ($ IN THOUSANDS, EXCEPT SHARE DATA)
NET INCOME
As reported............................................   $41,892       $6,989       $40,450
Pro forma..............................................    40,513        5,629        39,443
BASIC EARNINGS PER SHARE
As reported............................................   $  1.00       $ 0.16       $  0.95
Pro forma..............................................      0.96         0.13          0.92
DILUTED EARNINGS PER SHARE
As reported............................................   $  0.98       $ 0.16       $  0.93
Pro forma..............................................      0.95         0.13          0.90

     The effects of applying SFAS 123 may not be representative of the effects on reported net income in future years.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.6% for 2001 and 2.5% for 2000 and 1999; expected volatility of 38% for 2001, 55% for 2000, and 38% for 1999; risk-free interest rate of 4.62%, 5.94%, and 5.08% for 2001, 2000, and 1999, respectively; and expected lives of 5 years for 2001, 2000, and 1999.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 29.  STOCK COMPENSATION PLANS -- (Continued)

     The following is a summary of the activity under the stock-based option plans for the years 2001, 2000, and 1999.

                                         2001                   2000                   1999
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding, January 1.........  3,048,813    $14.62    2,746,316    $14.18    2,810,187    $10.96
Granted:
  Price = Fair Value...........    436,329     17.94      697,363     13.16      573,774     21.61
  Price > Fair Value...........    110,600     19.81           --        --           --        --
Cancelled......................   (175,617)    18.12     (168,221)    15.46     (130,286)    10.62
Exercised......................   (196,963)     5.32     (226,645)     4.21     (507,359)     5.66
                                 ---------    ------    ---------    ------    ---------    ------
Outstanding, December 31.......  3,223,162    $15.63    3,048,813    $14.62    2,746,316    $14.18
                                 =========    ======    =========    ======    =========    ======
Exercisable, December 31.......  1,954,415    $14.25    1,781,095    $12.43    1,707,920    $12.47
                                 =========    ======    =========    ======    =========    ======
Weighted-average fair value of
  options granted during the
  year.........................               $ 6.18                 $ 5.74                 $ 7.23
                                              ======                 ======                 ======

     The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 2001:

                                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                               ----------------------------------------   -----------------------
                                                               WEIGHTED-
                                                 NUMBER         AVERAGE       WEIGHTED-     NUMBER      WEIGHTED-
                                                OF OPTION      REMAINING       AVERAGE     OF OPTION     AVERAGE
                                                 SHARES       CONTRACTUAL     EXERCISE      SHARES      EXERCISE
RANGE OF EXERCISE PRICES LOW/HIGH OUTSTANDING  OUTSTANDING   LIFE (IN YRS.)     PRICE     EXERCISABLE     PRICE
---------------------------------------------  -----------   --------------   ---------   -----------   ---------
$0.41/$7.06................................       628,303         3.20         $ 4.59        628,303     $ 4.59
$7.47/$15.69...............................       923,024         7.09          13.00        501,584      13.02
$15.73/$20.50..............................       776,859         8.41          18.22        204,865      16.81
$20.563/$21.75.............................       192,949         5.92          21.41        153,509      21.46
$22.34.....................................       297,968         7.52          22.34        145,660      22.34
$23.125/$24.79.............................       214,989         6.30          24.37        152,722      24.41
$24.84/$31.26..............................       189,070         6.07          28.14        167,772      28.11
                                                ---------         ----         ------      ---------     ------
                                                3,223,162         6.51         $15.63      1,954,415     $14.25
                                                =========         ====         ======      =========     ======

NOTE 30.  EMPLOYEE BENEFITS

     TSFG maintains the Carolina First Salary Reduction Plan and Trust ("401(k) Plan") for all eligible employees. Upon ongoing approval of the Board of Directors, TSFG matches employee contributions equal to six percent of compensation subject to certain adjustments and limitations. Anchor Financial also had a similar 401(k) Plan, which was consolidated with TSFG's Plan following the merger. Contributions of $2,315,000, $2,384,000, and $2,263,000 were charged to operations in 2001, 2000, and 1999, respectively.

     TSFG maintains the Carolina First Employee Stock Ownership Plan ("ESOP") for all eligible employees. Contributions are at the discretion of, and determined annually by, the Board of Directions, and may not exceed the maximum amount deductible under the applicable sections of the Internal Revenue Code. For the years ended December 31, 2001, 2000, and 1999, contributions of $689,000, $715,000, and $1,014,000, respectively, were charged to operations.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 30.  EMPLOYEE BENEFITS -- (Continued)

     The ESOP has a loan used to acquire shares of stock of TSFG. Such stock is pledged as collateral for the loan. At December 31, 2001, the ESOP owned 176,471 shares of TSFG stock of which 79,453 were pledged to secure the loan. The remainder was allocated to individual accounts of participants. In accordance with the requirements of the American Institute of Certified Public Accountants Statements of Position 76-3 and 93-6, TSFG presents the outstanding loan amount as other borrowed money and as a reduction of shareholders' equity in the accompanying consolidated balance sheets (Note 18). Company contributions to the ESOP are the primary source of funds used to service the debt.

     Anchor Financial also had an ESOP, which was terminated on December 31, 2000. For the years ended December 31, 2000 and 1999, contributions of $671,000 and $668,000, respectively, were charged to operations.

     M.S. Bailey & Son Bankers ("Bailey"), acquired by Anchor Financial in November 1998, sponsored a noncontributory defined benefit pension plan that covered substantially all of its employees. Pension benefits were based on salary and years of service. On March 16, 1999, TSFG formally amended the pension plan to provide for its termination. Plan participants ceased to accrue additional pension benefits as of April 7, 1999. As a result, TSFG recognized a curtailment gain of $514,000 in 1999. Contributions to the plan satisfied minimum funding requirements. For the year ended December 31, 1999, contributions of $672,000 were charged to operations.

     On December 1, 2000, TSFG adopted Salary Continuation Plans ("SERPs"), which provide salary continuation benefits after retirement for certain officers. The Plans also provide for limited benefits in the event of early termination or disability while employed by the company and full benefits to beneficiaries in the event of death of the officer. The officers vest in the benefits over eight years and in the event of a change in control of TSFG as defined in the SERP, the officers become 100% vested in the total benefit immediately. TSFG has purchased life insurance policies on these officers in order to fund the payments required by the SERPs. For the years ended December 31, 2001 and 2000, contributions of $410,000 and $40,000, respectively, were charged to operations related to these SERPs.

     In conjunction with the Anchor Financial merger, two executive officers of Anchor Financial were provided supplemental retirement plans, which payments begin at the earlier of the beneficiary's 65th birthday or death and will continue for 15 years. The officers vest in the benefits over two to four years, unless there is a change of control of TSFG or involuntary termination as defined by the supplemental retirement plans, which in either case, the officers become 100% vested in the total benefit immediately. For the years ended December 31, 2001 and 2000, contributions of $736,000 and $234,000, respectively, were charged to operations related to these supplemental retirement plans.

     Also in conjunction with the Anchor Financial merger, a third officer was provided a salary continuation plan, which payments may begin as early as two years from the effective date of the salary continuation plan agreement and continue for 10 years. For the years ended December 31, 2001 and 2000, contributions of $413,000 and $220,000, respectively, were charged to operations related to the salary continuation plan.

NOTE 31.  RESTRUCTURING AND MERGER-RELATED COSTS

     TSFG incurred restructuring and merger-related costs in connection with the June 2000 merger of Anchor Financial and the 1999 mergers of Citrus Bank and Citizens First National Bank. Anchor Financial incurred restructuring and merger-related costs in connection with the 1999 merger of Bailey Financial Corporation. Restructuring and merger-related costs totaled $29.2 million in 2000, of which $14.3 million were restructuring and $14.9 million were merger-related. The restructuring costs were recorded in accordance with the applicable literature, and the merger-related costs were recorded as incurred. The significant

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 31.  RESTRUCTURING AND MERGER-RELATED COSTS -- (Continued)

components of restructuring and merger-related costs, which include costs associated with the mergers for TSFG and Anchor Financial, for the years ended December 31 are presented below:

                                                              2001     2000      1999
                                                              -----   -------   ------
                                                                  ($ IN THOUSANDS)
Contract termination costs..................................  $  --   $ 7,355   $1,018
Investment banking fees.....................................     --     7,026    1,681
Impairment of abandoned facilities..........................   (501)    2,772       --
Severance payments..........................................     --     4,177      234
Professional fees...........................................     --     2,532      563
Data processing conversion..................................     --     1,619    1,079
Write-off of obsolete fixed assets..........................     --     1,583      945
Other.......................................................     --     2,134    1,635
                                                              -----   -------   ------
                                                              $(501)  $29,198   $7,155
                                                              =====   =======   ======

     In 2001, TSFG had a $501,000 recovery of restructuring and merger-related costs, which related to the sale of properties previously written down as impaired at prices higher than estimated when a reserve for their disposition was established in 2000. At December 31, 2001, the accrual of restructuring and merger-related costs totaled $828,000, which is for estimated impairment in connection with abandoned facilities awaiting disposition. The accrual for restructuring and merger-related costs totaled $3.5 million at December 31, 2000, of which $2.8 million related to estimated impairment of abandoned facilities. All restructuring and merger-related costs have been paid.

NOTE 32.  OTHER NONINTEREST EXPENSES

     The significant components of other noninterest expenses for the years ended December 31 are presented below:

                                                             2001      2000      1999
                                                            -------   -------   -------
                                                                 ($ IN THOUSANDS)
Professional fees.........................................  $ 5,805   $ 6,386   $ 4,520
Telecommunications........................................    4,519     5,945     4,319
Other outside service fees................................    4,473     5,489     3,975
Advertising...............................................    3,099     4,153     2,867
Other.....................................................   24,195    21,032    25,301
                                                            -------   -------   -------
                                                            $42,091   $43,005   $40,982
                                                            =======   =======   =======

NOTE 33.  EXTRAORDINARY ITEM

     During the year ended December 31, 2001, TSFG recognized an extraordinary loss on the early extinguishment of debt in the amount of $1,957,000 (net of related income taxes of $1,149,000). This loss related to prepayment penalties for FHLB advances totaling $54.3 million with fixed interest rates ranging from 5.41% to 7.21% due in years 2002 to 2008.

NOTE 34.  BUSINESS SEGMENTS

     TSFG has three wholly-owned operating subsidiaries, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments, Carolina First Bank and Citrus Bank, engage in general banking business focusing on commercial,

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 34.  BUSINESS SEGMENTS -- (Continued)

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

     TSFG evaluates performance based on budget to actual comparisons and segment profits.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 34.  BUSINESS SEGMENTS -- (Continued)

     Segment information is shown in the table below. The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.

                                             CAROLINA
                                              FIRST         CITRUS               ELIMINATING
                                               BANK          BANK      OTHER       ENTRIES       TOTAL
                                          --------------   --------   --------   -----------   ----------
                                                                 ($ IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Income statement data
  Net interest income...................    $  163,668     $ 25,056   $ (3,500)   $      --    $  185,224
  Provision for loan losses.............        16,034        5,785        226           --        22,045
  Noninterest income....................        39,944        3,656     59,465      (49,238)       53,827
  Noninterest expenses..................       124,137       19,309     54,296      (49,238)      148,504
     Amortization.......................         5,554           --        211           --         5,765
  Income tax expense....................        23,571        1,261     (1,261)          --        23,571
  Minority interest in consolidated
     subsidiary, net of tax.............        (1,364)          --         --           --        (1,364)
  Extraordinary item, net of tax........        (1,957)          --         --           --        (1,957)
  Cumulative effect of change in
     accounting principal, net of tax...            --           --        282           --           282
  Net income............................        36,549        2,357      2,986           --        41,892
DECEMBER 31, 2001
Balance sheet data
  Total assets..........................    $5,352,310     $755,500   $640,679    $(719,047)   $6,029,442
  Loans, net of unearned income.........     3,101,985      631,348     38,909      (35,479)    3,736,763
  Deposits..............................     3,112,690      536,082         --      (43,517)    3,605,255
YEAR ENDED DECEMBER 31, 2000
Income statement data
  Net interest income...................       153,394       21,735       (435)         (65)      174,629
  Provision for loan losses.............        19,243        2,202      1,933           --        23,378
  Noninterest income....................        30,091        1,813     60,744      (43,300)       49,348
  Noninterest expenses..................       162,408       19,046     51,770      (43,365)      189,859
     Amortization.......................         6,188           --        219           --         6,407
  Income tax expense....................           (19)         809      2,961           --         3,751
  Net income............................         1,853        1,491      3,645           --         6,989
DECEMBER 31, 2000
Balance sheet data
  Total assets..........................    $4,826,006     $547,428   $577,187    $(730,067)   $5,220,554
  Loans, net of unearned income.........     3,283,639      443,158      8,385           --     3,735,182
  Deposits..............................     3,417,473      486,397         --       (9,208)    3,894,662
YEAR ENDED DECEMBER 31, 1999
Income statement data
  Net interest income...................       156,696       16,241      5,305       (3,628)      174,614
  Provision for loan losses.............        17,079          955        239           --        18,273
  Noninterest income....................        42,672        2,426     16,281       (1,730)       59,649
  Noninterest expenses..................       117,629       13,775     28,783       (5,358)      154,829
     Amortization.......................         6,474           --        554           --         7,028
  Income tax expense....................        25,223        1,444     (5,956)          --        20,711
  Net income............................        39,437        2,493     (1,480)          --        40,450

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 35.  PARENT COMPANY FINANCIAL INFORMATION

     The following is condensed financial information of The South Financial Group (Parent Company only):

                            CONDENSED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                ($ IN THOUSANDS)
ASSETS
Cash and due from banks.....................................  $ 33,124    $  4,692
Investment in subsidiaries:
  Bank subsidiaries.........................................   480,022     456,308
  Nonbank subsidiaries......................................    26,154      45,931
                                                              --------    --------
Total investment in subsidiaries............................   506,176     502,239
Receivable from subsidiaries................................     3,586      13,060
Other investments...........................................    16,929      13,213
Other assets................................................     6,877       7,552
                                                              --------    --------
                                                              $566,692    $540,756
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities......................  $ 10,184    $  9,541
Payables to subsidiaries....................................       454       1,218
Borrowed funds..............................................    65,921      61,344
Subordinated debt...........................................    31,959          --
Shareholders' equity........................................   458,174     468,653
                                                              --------    --------
                                                              $566,692    $540,756
                                                              ========    ========

                         CONDENSED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2001        2000       1999
                                                              -------    --------    -------
                                                                     ($ IN THOUSANDS)
INCOME
Equity in undistributed net income (loss) of subsidiaries...  $(2,165)   $(33,931)   $18,030
Interest income from subsidiaries...........................      796       1,723      1,985
Dividend income from subsidiaries...........................   44,920      38,883     21,430
Gain on disposition of equity investments...................    1,173       6,847     13,780
Sundry......................................................    3,770       4,831      2,764
                                                              -------    --------    -------
                                                               48,494      18,353     57,989
                                                              -------    --------    -------
EXPENSES
Interest on borrowed funds..................................    4,887       3,502      3,498
Merger-related costs........................................       --       1,186      1,533
Charitable contribution to foundation.......................       --          --     11,890
Sundry......................................................    4,885       5,129      5,278
                                                              -------    --------    -------
                                                                9,772       9,817     22,199
                                                              -------    --------    -------
Income before taxes.........................................   38,722       8,536     35,790
Income tax (benefit)........................................   (3,170)      1,547     (4,660)
                                                              -------    --------    -------
Net income..................................................  $41,892    $  6,989    $40,450
                                                              =======    ========    =======

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 35.  PARENT COMPANY FINANCIAL INFORMATION -- (Continued)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $ 41,892   $  6,989   $ 40,450
Adjustments to reconcile net income to net cash provided by
  operations
  Equity in undistributed net income (loss) of
     subsidiaries...........................................     2,165     33,931    (18,030)
  Charitable contribution to foundation.....................        --         --     11,890
  Gain on disposition of equity investments.................    (1,173)    (6,847)   (13,780)
  Equity in net income of unconsolidated sub................        --         --        (56)
  Other assets, net.........................................     2,097      5,290     (6,758)
  Other liabilities, net....................................      (867)     1,690        178
                                                              --------   --------   --------
          Net cash provided by operating activities.........    44,114     41,053     13,894
                                                              --------   --------   --------
INVESTING ACTIVITIES
  Investment in repurchase agreement........................        --      1,538        357
  Investment in subsidiaries................................   (20,012)   (49,716)    (8,011)
  Loans to subsidiaries, net................................     8,710      3,461     (1,869)
  Proceeds from disposition of equity investments...........     1,146      7,125      2,173
  Other investments.........................................        --         --     (3,471)
  Other, net................................................        --         --         58
                                                              --------   --------   --------
          Net cash used for investing activities............   (10,156)   (37,592)   (10,763)
                                                              --------   --------   --------
FINANCING ACTIVITIES
  Borrowings, net...........................................     3,961     22,397       (143)
  Issuance of subordinated debt, net........................    30,020         --         --
  Cash dividends paid.......................................   (18,535)   (15,006)   (12,977)
  Repurchase of common stock................................   (24,665)   (18,470)    (1,335)
  Other.....................................................     3,693      6,275      5,564
                                                              --------   --------   --------
          Net cash used for investing activities............    (5,526)    (4,804)    (8,891)
                                                              --------   --------   --------
Net change in cash and cash equivalents.....................    28,432     (1,343)    (5,760)
Cash and cash equivalents at beginning of year..............     4,692      6,035     11,795
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 33,124   $  4,692   $  6,035
                                                              ========   ========   ========

NOTE 36.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practicable to estimate the fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including TSFG's Common Stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

     Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing bank balances, federal funds sold, federal funds purchased and repurchase agreements, and other short-term borrowings.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES

NOTE 36.  FAIR VALUE OF FINANCIAL INSTRUMENTS -- (Continued)

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

     Fair value for long-term debt is based on discounted cash flows using TSFG's current incremental borrowing rate. Investment securities are valued using quoted market prices.

     TSFG has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

     The estimated fair values of TSFG's financial instruments at December 31 were as follows:

                                                   2001                      2000
                                          -----------------------   -----------------------
                                           CARRYING       FAIR       CARRYING       FAIR
                                            AMOUNT       VALUE        AMOUNT       VALUE
                                          ----------   ----------   ----------   ----------
                                                          ($ IN THOUSANDS)
FINANCIAL ASSETS
Cash and due from banks.................  $  149,170   $  149,170   $  156,711   $  156,711
Interest-bearing bank balances..........      91,497       91,497       26,721       26,721
Federal funds sold and resale
  agreements............................          --           --          475          475
Trading securities......................       1,577        1,577        5,004        5,004
Securities available for sale...........   1,560,986    1,560,986      816,773      816,773
Securities held to maturity.............      80,832       81,878       77,767       78,376
Net loans...............................   3,692,176    3,738,195    3,692,158    3,683,511
Derivative assets.......................         926          926           --           --
FINANCIAL LIABILITIES
Deposits................................  $3,605,255   $3,640,372   $3,894,662   $3,914,350
Federal funds purchased and repurchase
  agreements............................   1,269,538    1,269,538      232,110      232,110
Other short-term borrowings.............     149,962      149,962      235,007      235,007
Long-term debt..........................     411,294      429,303      318,326      322,388
Trust preferred debt....................      31,000       31,053           --           --
Derivative liabilities..................         873          873           --           --

     At December 31, 2000, TSFG had off-balance sheet derivative financial instruments with a notional amount of $50.0 million and a fair value of $32,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Election of Directors, Executive Officers, Business Experience of Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     See Compensation of Directors and Executive Officers in the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Security Ownership of Certain Beneficial Owners and Management in the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Certain Relationships and Related Transactions in the Registrant's Proxy Statement relating to the 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     See Item 8.

     (a)(2) Financial Statement Schedules

     Financial statement schedules normally required on Form 10-K are omitted since they are not applicable or because the required information is included in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

     (a)(3) Listing of Exhibits

        2.1  --   Agreement and Plan of Reorganization entered into as of
                  January 10, 2000 by and among TSFG, Carolina First Bank,
                  Anchor Financial Corporation, and The Anchor Bank:
                  Incorporated by reference to Exhibit 2.1 of TSFG's
                  Registration Statement on Form S-4, Commission File No.
                  333-32590.
        3.1  --   Articles of Incorporation: Incorporated by reference to
                  Exhibit 3.1 of TSFG's Registration Statement on Form S-4,
                  Commission File No. 57389.
      3.1.1  --   Articles of Amendment dated June 1, 1997: Incorporated by
                  Reference to Exhibit 3.2 of TSFG's Registration Statement on
                  Form S-4, Commission File No. 333-32459.

      3.1.2  --   Amendment to TSFG's Articles of Incorporation as filed with the State of South Carolina Secretary of State: Incorporated
                  by reference to Exhibit 10.3 of TSFG's Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 2000, Commission
                  File No. 15083.
        3.2  --   Amended and Restated Bylaws of TSFG, as amended and restated
                  as of December 18, 1996: Incorporated by reference to
                  Exhibit 3.1 of TSFG's Current Report on Form 8-K dated
                  December 18, 1996, Commission File No. 0-15083.
        4.1  --   Specimen TSFG Common Stock certificate: Incorporated by
                  Reference to Exhibit 4.1 of TSFG's Registration Statement on
                  Form S-1, Commission File No. 33-7470.
        4.2  --   Articles of Incorporation: Included as Exhibit 3.1.
        4.3  --   Bylaws: Included as Exhibit 3.2.
        4.4  --   Amended and Restated Common Stock Dividend Reinvestment Plan
                  for The South Financial Group, Inc.: Incorporated by
                  reference to the Prospectus in TSFG's Registration Statement on Form S-3, Commission File No. 333-66264.
        4.5  --   Amended and Restated Shareholder Rights Agreement:
                  Incorporated by reference to Exhibit 4.1 of TSFG's Current
                  Report on Form 8-K dated December 18, 1996, Commission File
                  No. 0-15083.
     **10.1  --   The South Financial Group Amended and Restated Restricted
                  Stock Agreement Plan: Incorporated by reference to Exhibit
                  99.1 from TSFG's Registration Statement on Form S-8,
                  Commission File No. 33-82668/82670.
 * **10.1.1  --   Amendment 1 to The South Financial Group Amended and
                  Restated Restricted Stock Agreement Plan.
 * **10.1.2  --   Amendment 2 to The South Financial Group Amended and
                  Restated Restricted Stock Agreement Plan.
     **10.2  --   The South Financial Group Employee Stock Ownership Plan:
                  Incorporated by reference to Exhibit 10.2 of TSFG's Annual
                  Report on Form 10-K for the year ended December 31, 1991,
                  Commission File No. 0-15083.
     **10.3  --   The South Financial Group Amended and Restated Stock Option
                  Plan: Incorporated by reference to Exhibit 99.1 from the
                  Company's Registration Statement on Form S-8, Commission
                  File No. 33-80822.
   **10.3.1  --   Amendment 1 to The South Financial Group Amended and
                  Restated Stock Option Plan: Incorporated by reference to
                  Exhibit 10.2 of TSFG's Quarterly Report on Form 10-Q for the
                  quarter ended March 30, 1998, Commission File No. 0-15083.
   **10.3.2  --   Amendment 2 to The South Financial Group Amended and
                  Restated Stock Option Plan: Incorporated by reference to
                  Exhibit 10.3.2 of TSFG's Registration Statement on Form S-4,
                  Commission File No. 333-32590.
   **10.3.3  --   Amendment 3 to The South Financial Group Amended and
                  Restated Stock Option Plan: Incorporated by reference to
                  Exhibit 10.3.3 of TSFG's Annual Report on Form 10-K for the
                  year ended December 31, 2000, Commission File No. 0-15083.
 * **10.3.4  --   Amendment 4 to The South Financial Group Amended and
                  Restated Stock Option Plan.
     **10.4  --   The South Financial Group Salary Reduction Plan:
                  Incorporated by reference to Exhibit 28.1 of TSFG's
                  Registration Statement on Form S-8, Commission File No.
                  33-25424.

     **10.5  --   Noncompetition, Severance and Employment Agreement dated
                  October 13, 2000, by and between TSFG and Mack I. Whittle,
                  Jr.: Incorporated by reference to Exhibit 10.5 of TSFG's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000, Commission File No. 0-15083.
     **10.6  --   Noncompetition, Severance and Employment Agreement dated
                  October 13, 2000, by and between TSFG and William S. Hummers
                  III: Incorporated by reference to Exhibit 10.6 of TSFG's
                  Annual Report on Form 10-K for year ended December 31, 2000,
                  Commission File No. 0-15083.
     **10.7  --   Noncompetition and Severance Agreement dated February 21,
                  1996, between TSFG and James W. Terry, Jr.: Incorporated by reference to Exhibit 10.7 of TSFG's Annual Report on Form
                  10-K for the year ended December 31, 1995, Commission File
                  No. 0-15083.
   * **10.8  --   Noncompetition, Severance and Employment Agreement dated as of January 1, 2002, by and between TSFG and John C. DuBose.
     **10.9  --   Change in Control Agreement dated as of November 2, 1998, by and between TSFG and Michael W.Sperry: Incorporated by
                  reference to Exhibit 10.4 of TSFG's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1999, Commission
                  File No. 0-15083.
  * **10.10  --   Noncompetition, Severance and Employment Agreement dated as of March 31, 2000, by and between TSFG and Andrew B. Cheney.
    **10.11  --   Noncompetition, Severance and Employment Agreement dated
                  January 10, 2000, between Carolina First Bank, TSFG and
                  Stephen L. Chryst: Incorporated by reference to Appendix C of Annex A of TSFG's Registration Statement on Form S-4,
                  Commission File No. 333-32590.
  **10.11.1  --   First Amendment to the Noncompetition, Severance and
                  Employment Agreement dated September 19, 2001 between
                  Carolina First Bank, TSFG and Stephen L. Chryst:
                  Incorporated by reference to Exhibit 10.1 of TSFG's
                  Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 2001, Commission File No. 0-15083.
    **10.12  --   Noncompetition, Severance and Employment Agreement dated
                  January 10, 2000, between Carolina First Bank, TSFG and
                  Tommy E. Looper: Incorporated by reference to Appendix D of
                  Annex A of TSFG's Registration Statement on Form S-4,
                  Commission File No. 333-32590.
  **10.12.1  --   First Amendment to the Noncompetition, Severance and
                  Employment Agreement dated September 19, 2001 between
                  Carolina First Bank, TSFG and Tommy E. Looper: Incorporated
                  by reference to Exhibit 10.2 of TSFG's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 2001,
                  Commission File No. 0-15083.
    **10.13  --   Short-Term Performance Plan: Incorporated by reference to
                  Exhibit 10.3 of TSFG's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1993, Commission File No.
                  0-15083.
  * **10.14  --   The South Financial Group Amended and Restated Long-Term
                  Incentive Plan.
    **10.15  --   Amended and Restated The South Financial Group Employee
                  Stock Purchase Plan.: Incorporated by reference to Exhibit
                  10.1 of The South Financial Group's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2000, Commission File
                  No. 15083.
    **10.16  --   The South Financial Group Directors Stock Option Plan:
                  Incorporated by reference to Exhibit 99.1 from TSFG's
                  Registration Statement on Form S-8, Commission File No.
                  33-82668/82670.

    **10.17  --   The South Financial Group Amended and Restated Fortune 50
                  Plan: Incorporated by reference to the Prospectus in TSFG's
                  Registration Statement on Form S-8, Commission File No.
                  333-31948.
    **10.18  --   Carolina First Bank Supplemental Executive Retirement Plan:
                  Incorporated by reference to Exhibit 10.20 of TSFG's Annual
                  Report on Form 10-K for the year ended December 31, 2000,
                  Commission File No. 0-15083.
    **10.19  --   Anchor Financial Corporation and The Anchor Bank
                  Non-Qualified Stock Option Plan of 1988: Incorporated by
                  reference to Exhibit 10.12 of Anchor Financial Corporation's
                  Registration Statement on Form S-4 filed on June 17, 1998,
                  Commission File No. 333-57053.
    **10.20  --   Anchor Financial Corporation, the Anchor Bank and The Anchor
                  Bank of North Carolina Incentive Stock Option Plan of 1994:
                  Incorporated by reference to Exhibit 10.11 of Anchor
                  Financial Corporation's Registration Statement on Form S-4
                  filed on June 17, 1998, Commission File No. 333-57053.
    **10.21  --   Anchor Financial Corporation, The Anchor Bank, and The
                  Anchor Bank of North Carolina Incentive Stock Option Plan of
                  1996: Incorporated by reference to Exhibit 10.10 of Anchor
                  Financial Corporation's Registration Statement on Form S-4
                  filed on June 17, 1999, Commission File No. 333-57053.
      10.22  --   Standstill Agreement dated August 16, 2001 by and among
                  TSFG, Mid-Atlantic Investors, and Individuals set forth in the Agreement: Incorporated by reference to Exhibit 10.3 of
                  TSFG's Quarterly Report on Form 10-Q for the fiscal Quarter ended September 30, 2001.
      *13.1  --   2001 Annual Report to Shareholders.
      *21.1  --   Subsidiaries of the Registrant.
      *23.1  --   Consent of KPMG LLP.

------------
      * Filed with this Annual Report on Form 10-K.
     ** This is a management contract or compensatory plan.

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

THE SOUTH FINANCIAL GROUP, INC.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ MACK I. WHITTLE, JR.                 President, Chief Executive     February 20, 2002
-----------------------------------------------------    Officer and Director
                Mack I. Whittle, Jr.

             /s/ WILLIAM S. HUMMERS III                Vice Chairman, Executive Vice  February 20, 2002
-----------------------------------------------------    President and Secretary
               William S. Hummers III                    (Principal Accounting and
                                                         Principal Financial
                                                         Officer)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
             /s/ WILLIAM R. TIMMONS, JR.               Chairman of the Board          February 20, 2002
-----------------------------------------------------
               William R. Timmons, Jr.

              /s/ MACK I. WHITTLE, JR.                 Director                       February 20, 2002
-----------------------------------------------------
                Mack I. Whittle, Jr.

             /s/ WILLIAM S. HUMMERS III                Director                       February 20, 2002
-----------------------------------------------------
               William S. Hummers III

                /s/ WILLIAM P. BRANT                   Director                       February 20, 2002
-----------------------------------------------------
                  William P. Brant

                /s/ MASON R. CHRISMAN                  Director                       February 20, 2002
-----------------------------------------------------
                  Mason R. Chrisman

                  /s/ JUDD B. FARR                     Director                       February 20, 2002
-----------------------------------------------------
                    Judd B. Farr

             /s/ C. CLAYMON GRIMES, JR.                Director                       February 20, 2002
-----------------------------------------------------
               C. Claymon Grimes, Jr.

                 /s/ M. DEXTER HAGY                    Director                       February 20, 2002
-----------------------------------------------------
                   M. Dexter Hagy

              /s/ W. GAIRY NICHOLS III                 Director                       February 20, 2002
-----------------------------------------------------
                W. Gairy Nichols III

                /s/ THOMAS J. ROGERS                   Director                       February 20, 2002
-----------------------------------------------------
                  Thomas J. Rogers

              /s/ H. EARLE RUSSELL, JR.                Director                       February 20, 2002
-----------------------------------------------------
                H. Earle Russell, Jr.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----

               /s/ CHARLES B. SCHOOLER                 Director                       February 20, 2002
-----------------------------------------------------
                 Charles B. Schooler

               /s/ EDWARD J. SEBASTIAN                 Director                       February 20, 2002
-----------------------------------------------------
                 Edward J. Sebastian

              /s/ JOHN C.B. SMITH, JR.                 Director                       February 20, 2002
-----------------------------------------------------
                John C.B. Smith, Jr.

              /s/ ALBERT A. SPRINGS III                Director                       February 20, 2002
-----------------------------------------------------
                Albert A. Springs III

               /s/ EUGENE E. STONE IV                  Director                       February 20, 2002
-----------------------------------------------------
                 Eugene E. Stone IV

                /s/ SAMUEL H. VICKERS                  Director                       February 20, 2002
-----------------------------------------------------
                  Samuel H. Vickers

             /s/ DAVID C. WAKEFIELD III                Director                       February 20, 2002
-----------------------------------------------------
               David C. Wakefield III

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.1.1   --   Amendment 1 to The South Financial Group Amended and
               Restated Restricted Stock Agreement Plan.
 10.1.2   --   Amendment 2 to The South Financial Group Amended and
               Restated Restricted Stock Agreement Plan.
 10.3.4   --   Amendment 4 to The South Financial Group Amended and
               Restated Stock Option Plan.
 10.8     --   Noncompetition, Severance and Employment Agreement dated
               January 1, 2002, by and between The South Financial Group
               and John C. DuBose.
 10.10    --   Noncompetition, Severance and Employment Agreement dated
               March 31, 2000, by and between The South Financial Group and
               Andrew B. Cheney.
 10.14    --   The South Financial Group Amended and Restated Long-Term
               Incentive Plan.
 13.1     --   2001 Annual Report to Shareholders.
 21.1     --   Subsidiaries of the Registrant.
 23.1     --   Consent of KPMG LLP.