Form 10-Q
period 2002-03-31
SOUTH FINANCIAL GROUP INC
filed 2002-05-10
CIK 797871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of outstanding shares of the issuer's $1.00 par value common stock as of May 6, 2002 was 40,275,096.

                                              PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                       THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,
                                                                              ----------------------------
                                                                                  2002            2001         DECEMBER 31,
                                                                               (UNAUDITED)     (UNAUDITED)        2001
                                                                               -----------     -----------     ------------
Assets
Cash and due from banks                                                         $  120,439     $  133,884      $  149,170
Interest-bearing bank balances                                                      68,753         31,248          91,497
Securities
   Trading                                                                           3,942          1,439           1,577
   Available for sale                                                            1,571,565        891,626       1,560,986
   Held to maturity (market value $80,556, $72,634 and
      $81,878, respectively)                                                        79,679         71,473          80,832
                                                                                ----------      ---------      ----------
         Total securities                                                        1,655,186        964,538       1,643,395
                                                                                ----------      ---------      ----------
Loans
   Loans held for sale                                                              29,900         17,974           6,513
   Loans held for investment                                                     3,780,154      3,717,522       3,730,598
      Less unearned income                                                             231          1,072             348
      Less allowance for loan losses                                                45,208         43,741          44,587
                                                                                ----------      ---------       ---------
         Net loans                                                               3,764,615      3,690,683       3,692,176
                                                                                ----------      ---------       ---------
Premises and equipment, net                                                        112,005        117,372         114,224
Accrued interest receivable                                                         32,861         36,938          38,241
Intangible assets                                                                   96,835        105,501          97,145
Other assets                                                                       207,304        197,588         203,594
                                                                                ----------     ----------      ----------
                                                                                $6,057,998     $5,277,752      $6,029,442
                                                                                ==========     ==========      ==========

Liabilities and shareholders' equity
Liabilities
   Deposits
      Noninterest-bearing                                                       $  527,629     $  470,420      $  524,437
      Interest-bearing                                                           3,113,875      3,345,960       3,080,818
                                                                                ----------     ----------      ----------
         Total deposits                                                          3,641,504      3,816,380       3,605,255
                                                                                ----------     ----------      ----------
   Federal funds purchased and repurchase agreements                             1,379,340        358,227       1,269,538
   Other borrowed funds                                                            429,992        487,684         523,912
   Subordinated notes                                                               37,344         36,767          37,344
   Trust preferred debt                                                             31,000              -          31,000
   Accrued interest payable                                                         25,125         41,945          20,337
   Other liabilities                                                                41,666         46,084          46,859
                                                                                ----------     ----------      ----------
      Total liabilities                                                          5,585,971      4,787,087       5,534,245
                                                                                ----------     ----------      ----------

Minority interest in consolidated subsidiary                                        37,023         12,673          37,023
                                                                                ----------     ----------      ----------

Shareholders' equity
   Preferred stock - no par value; authorized 10,000,000 shares;
      issued and outstanding none                                                        -              -               -
   Common stock - par value $1 per share; authorized 100,000,000 shares; issued and outstanding 40,261,842,  42,526,005
      and 41,228,976 shares, respectively                                           40,262         42,526          41,229
   Surplus                                                                         289,331        330,882         311,305
   Retained earnings                                                               122,578         94,087         113,288
   Guarantee of employee stock ownership plan debt and nonvested
      restricted stock                                                              (1,752)        (2,281)         (1,544)
   Accumulated other comprehensive income (loss), net of tax                       (15,415)        12,778          (6,104)
                                                                                ----------     ----------      ----------
      Total shareholders' equity                                                   435,004        477,992         458,174
                                                                                ----------     ----------      ----------
                                                                                $6,057,998     $5,277,752      $6,029,442
                                                                                ==========     ==========      ==========

     See accompanying notes to consolidated financial statements.

                                        THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                   2002              2001
                                                                                                   ----              ----
Interest income
Interest and fees on loans                                                                      $ 64,880          $ 85,406
Interest and dividends on securities:
   Taxable                                                                                        21,567            13,497
   Exempt from Federal income taxes                                                                1,091             1,010
                                                                                                --------          --------
      Total interest and dividends on securities                                                  22,658            14,507
   Interest on short-term investments                                                                469               608
                                                                                                --------          --------
      Total interest income                                                                       88,007           100,521
                                                                                                --------          --------
Interest expense
Interest on deposits                                                                              21,576            44,906
Interest on borrowed funds                                                                        13,025            12,669
                                                                                                --------          --------
   Total interest expense                                                                         34,601            57,575
                                                                                                --------          --------
   Net interest income                                                                            53,406            42,946
Provision for loan losses                                                                          6,238             4,508
                                                                                                --------          --------
   Net interest income after provision for loan losses                                            47,168            38,438
Noninterest income                                                                                11,760            12,915
Noninterest expenses                                                                              37,524            38,158
                                                                                                --------          --------
   Income before income taxes, minority interest, and cumulative effect of
      change in accounting principle                                                              21,404            13,195
Income taxes                                                                                       6,850             4,750
                                                                                                --------          --------
   Income before minority interest and cumulative effect of change in
      accounting principle                                                                        14,554             8,445
Minority interest in consolidated subsidiary, net of tax                                            (428)              (95)
                                                                                                --------          --------
   Income before cumulative effect of change in accounting principle                              14,126             8,350
Cumulative effect of change in accounting principle, net of tax                                        -               282
                                                                                                --------          --------
      Net income                                                                                $ 14,126          $  8,632
                                                                                                ========          ========

Average common shares outstanding, basic                                                      41,180,460        42,424,190
Average common shares outstanding, diluted                                                    42,059,462        43,117,270

Per common share, basic:
Net income before cumulative effect of change in accounting principle                             $ 0.34            $ 0.19
Cumulative effect of change in accounting principle                                                    -              0.01
                                                                                                  ------            ------
Net income                                                                                        $ 0.34            $ 0.20
                                                                                                  ======            ======
Per common share, diluted:
Net income before cumulative effect of change in accounting principle                             $ 0.34            $ 0.19
Cumulative effect of change in accounting principle                                                    -              0.01
                                                                                                  ------            ------
Net income                                                                                        $ 0.34            $ 0.20
                                                                                                  ======            ======
Cash dividends declared per common share                                                          $ 0.12            $ 0.11
                                                                                                  ======            ======

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



                                                                                 RETAINED        ACCUMULATED
                                        SHARES OF                                EARNINGS           OTHER
                                         COMMON        COMMON                      AND          COMPREHENSIVE
                                         STOCK         STOCK        SURPLUS       OTHER*        INCOME (LOSS)      TOTAL
                                        ---------      -------      -------      --------       -------------      -----

Balance, December 31, 2000               42,460,358    $ 42,460     $ 332,095      $ 87,538        $ 6,560       $ 468,653
Net income                                        -           -             -         8,632              -           8,632
Other comprehensive income, net of
   tax of $3,018                                  -           -             -             -          6,218           6,218
                                                                                                                 ---------
Comprehensive income                              -           -             -             -              -          14,850
                                                                                                                 ---------
Cash dividends declared
   ($0.11 per common share)                       -           -             -        (4,677)             -          (4,677)
Common stock activity:
   Repurchase of stock                      (60,000)        (60)       (1,872)            -              -          (1,932)
   Dividend reinvestment plan                55,144          55           681             -              -             736
   Employee stock purchase plan               4,432           5            54             -              -              59
   Restricted stock plan                     (2,711)         (3)          (38)          230              -             189
   Exercise of stock options                 68,782          69           (25)            -              -              44
   Miscellaneous                                  -           -           (13)           83              -              70
                                         ----------    --------     ----------     --------       --------       ---------
Balance, March 31, 2001                  42,526,005    $ 42,526     $ 330,882      $ 91,806       $ 12,778       $ 477,992
                                         ==========    ========     =========      ========       ========       =========


Balance, December 31, 2001               41,228,976    $ 41,229     $ 311,305     $ 111,744       $ (6,104)      $ 458,174
Net income                                        -           -             -        14,126              -          14,126
Other comprehensive loss,
   net of tax of $3,967                           -           -             -             -         (9,311)         (9,311)
                                                                                                                 ---------
Comprehensive income                              -           -             -             -              -           4,815
                                                                                                                 ---------
Cash dividends declared
   ($0.12 per common share)                       -           -             -        (4,836)             -          (4,836)
Common stock activity:
   Repurchase of stock                   (1,135,600)     (1,136)      (24,181)            -              -         (25,317)
   Dividend reinvestment plan                 1,485           2           (25)            -              -             (23)
   Employee stock purchase plan               2,849           3            48             -              -              51
   Restricted stock plan                     59,096          59         1,281          (291)             -           1,049
   Exercise of stock options                105,036         105           892             -              -             997
   Miscellaneous                                  -           -            11            83              -              94
                                         ----------    --------     ---------     ---------       --------       ---------
Balance, March 31, 2002                  40,261,842    $ 40,262     $ 289,331     $ 120,826       $(15,415)      $ 435,004
                                         ==========    ========     =========     =========       ========       =========

* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

   See accompanying notes to consolidated financial statements.


                                        THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS) (UNAUDITED)
                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                 --------------------------
                                                                                                       2002          2001
                                                                                                       ----          ----
Cash flows from operating activities
Net income                                                                                          $ 14,126       $ 8,632
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization                                                                       3,325         4,401
   Provision for loan losses                                                                           6,238         4,508
   Gain on sale of securities                                                                            (59)         (482)
   Gain on equity investments                                                                            (11)         (821)
   Loss on disposition of assets and liabilities                                                           -           262
   Gain on sale of loans                                                                                (224)       (1,951)
   (Gain) loss on disposition of premises and equipment                                                  (39)           31
   Loss on disposition of other real estate owned                                                        168           195
   Impairment loss from write-down of assets                                                               -           215
   Impairment recovery on mortgage servicing rights                                                     (200)            -
   Loss on changes in fair value of hedges                                                                13            97
   Minority interest in consolidated subsidiary                                                          428            95
   Cumulative effect of change in accounting principle                                                     -          (282)
   Trading account assets, net                                                                        (2,335)        3,643
   Originations of mortgage loans held for sale                                                     (137,284)      (79,510)
   Sale of mortgage loans held for sale                                                              114,121        74,278
   Other assets, net                                                                                   3,504       (15,016)
   Other liabilities, net                                                                              4,521        12,466
                                                                                                    --------     ---------
      Net cash provided by operating activities                                                        6,292        10,761
                                                                                                    --------     ---------

Cash flows from investing activities
Sale of securities available for sale                                                                211,626       136,732
Maturity or call of securities available for sale                                                    462,473       129,049
Maturity or call of securities held to maturity                                                        4,081         6,294
Purchase of securities available for sale                                                           (698,206)     (217,281)
Purchase of securities held to maturity                                                               (2,928)            -
Origination of loans, net                                                                            (58,677)     (111,011)
Disposition of equity investments                                                                         68            85
Sale of other real estate owned                                                                        1,010           604
Sale of premises and equipment                                                                         1,132           239
Capital expenditures                                                                                  (1,844)         (860)
Disposition of assets and liabilities, net                                                                 -           498
                                                                                                    --------     ---------
   Net cash used for investing activities                                                            (81,265)      (55,651)
                                                                                                    --------     ---------

Cash flows from financing activities
Deposits, net                                                                                         37,162       (78,550)
Borrowed funds, net                                                                                   15,882        97,196
Issuance of minority interest stock, net                                                                   -        12,673
Cash dividends paid                                                                                   (5,693)       (4,671)
Cash dividends paid on minority interest                                                                (704)          301
Repurchase of common stock                                                                           (25,317)       (1,932)
Other common stock activity                                                                            2,168         1,098
                                                                                                   ---------     ---------
    Net cash provided by financing activities                                                         23,498        26,115
                                                                                                   ---------     ---------
Net change in cash and due from banks                                                                (51,475)      (18,775)
Cash and cash equivalents at beginning of year                                                       240,667       183,907
                                                                                                   ---------     ---------
Cash and cash equivalents at end of period                                                         $ 189,192     $ 165,132
                                                                                                   =========     =========

    See accompanying notes to consolidated financial statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      GENERAL

The foregoing unaudited consolidated financial statements include the accounts of The South Financial Group, Inc. and subsidiaries (collectively defined as "TSFG," except where the context requires otherwise). All significant intercompany accounts and transactions are eliminated in consolidation, and all adjustments considered necessary for a fair presentation of the results for interim periods presented have been included. (Such adjustments are normal and recurring in nature.) Certain prior year amounts have been reclassified to conform to 2002 presentations.

The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in TSFG's 2001 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

ACCOUNTING ESTIMATES AND ASSUMPTIONS

Certain policies require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates and assumptions.

(2)      COMPREHENSIVE INCOME

The following summarizes other comprehensive income (loss), net of tax (in thousands) for the three months ended March 31:

                                                                                2002            2001
                                                                                ----            ----
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the year                  $(13,460)       $10,163
   Income tax (expense) benefit                                                  4,036         (3,356)
   Less: Reclassification adjustment for gains included in net income              (40)          (467)
         Income tax expense                                                         13            168
Unrealized losses on cash flow hedges:
   Cumulative effect of change in accounting principle                               -            (70)
   Income tax benefit                                                                -             26
   Unrealized gain (loss) on change in fair values                                 222           (390)
   Income tax (expense) benefit                                                    (82)           144
                                                                               -------        -------
                                                                               $(9,311)       $ 6,218
                                                                               =======        =======


(3)      SUPPLEMENTAL FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

The following presents the details for noninterest income and noninterest expense (in thousands) for the three months ended March 31:

                                                                                                     2002            2001
                                                                                                     ----            ----
Noninterest income:
  Service charges on deposit accounts                                                             $  4,907        $  4,368
  Fees for investment services                                                                       1,427           1,243
  Mortgage banking income                                                                            1,190           2,419
  Bank-owned life insurance                                                                          1,806           1,395
  Merchant processing income                                                                         1,248           1,214
  Gain on sale of securities                                                                            59             482
  Gain on equity investments                                                                            11             821
  Loss on disposition of assets and liabilities                                                          -            (262)
  Other                                                                                              1,112           1,235
                                                                                                  --------        --------
    Total noninterest income                                                                      $ 11,760        $ 12,915
                                                                                                  ========        ========

Noninterest expenses:
  Salaries and wages                                                                              $ 16,224        $ 14,614
  Employee benefits                                                                                  4,378           4,080
  Furniture and equipment                                                                            3,596           3,398
  Occupancy                                                                                          3,545           3,663
  Professional fees                                                                                  1,327           1,312
  Merchant processing expense                                                                        1,044             829
  Amortization of intangibles                                                                          310           1,570
  Impairment loss from write-down of assets                                                              -             215
  Restructuring and merger-related recoveries                                                            -            (413)
  Other                                                                                              7,100           8,890
                                                                                                  --------        --------
    Total noninterest expenses                                                                    $ 37,524        $ 38,158
                                                                                                  ========        ========



CONSOLIDATED STATEMENTS OF CASH FLOW

The following summarizes supplemental cash flow data (in thousands) for the three months ended March 31:

                                                                                                     2002           2001
                                                                                                     ----           ----
Interest paid                                                                                      $ 29,813      $ 50,798
Income taxes paid (refunded)                                                                          3,251        (5,826)
Significant non-cash investing and financing transactions are summarized as follows:
    Loans securitized and reclassed to available for sale securities                                      -       112,174
    Change in unrealized gain (loss) on available for sale securities                               (13,500)        9,696
    Loans transferred to other real estate owned                                                      3,353         2,129


(4)      BUSINESS COMBINATIONS

In March 2002, TSFG signed a definitive agreement to acquire Gulf West Banks, Inc. ("Gulf West"), headquartered in St. Petersburg, Florida. At March 31, 2002, Gulf West operated through 15 branches in the greater Tampa Bay area of Florida through its subsidiary, Mercantile Bank, and had total assets of $524.9 million. In the merger, TSFG will issue 4,465,141 shares of common stock and pay $32,400,178 in cash in exchange for all the shares of Gulf West common stock outstanding at closing, calculated on a fully diluted basis. This transaction, which is expected to close in the third quarter of 2002, will be accounted for using the purchase method of accounting and is subject to regulatory approvals as well as the approval of Gulf West shareholders.

(5)      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, TSFG adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121").

In connection with the transitional goodwill, SFAS 142 requires TSFG to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, TSFG must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. TSFG will then have until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, "Business Combinations," is compared to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income.

As of the January 1, 2002 adoption of SFAS 142, TSFG had unamortized goodwill in the amount of $89.1 million, unamortized identifiable intangible assets in the amount of $5.5 million, and unamortized unidentifiable intangible assets in the amount of $2.5 million related to branch purchases. Under SFAS 142, the amortization of goodwill ceased effective January 1, 2002. The amortization of goodwill approximated $4.2 million pre-tax (or $4.1 million after tax) during 2001 and $1.2 million pre-tax (or $1.1 million after-tax) during the first quarter ended March 31, 2001. TSFG will continue to amortize the identifiable intangible assets, which relate to core deposit premiums, and unidentifiable intangible assets from branch purchases, which fall under the provisions of SFAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". TSFG will complete its analysis of the fair value of its intangible assets and provide for any transitional impairment losses as the cumulative effect of a change in accounting principle by December 31, 2002. TSFG has not yet determined whether any transitional impairment losses will be recognized as the cumulative effect of a change in accounting principle in 2002. There was no change in the carrying amount of goodwill at March 31, 2002 compared to December 31, 2001. Also, see Notes 6 and 7 for additional financial statement disclosure requirements under SFAS 142.

The following presents the details for goodwill amortization expense and net income (in thousands, except share data) for the three months ended March 31:

                                                                                                2002                 2001
                                                                                                ----                 ----

Net income                                                                                    $ 14,126             $ 8,632
Amortization of goodwill, net of tax                                                                 -               1,097
                                                                                              --------             -------
Adjusted net income                                                                           $ 14,126             $ 9,729
                                                                                              ========             =======

Net income per common share, basic                                                            $   0.34             $  0.20
Amortization of goodwill, net of tax                                                                 -                0.03
                                                                                              --------             -------

Adjusted net income per common share, basic                                                   $   0.34             $  0.23
                                                                                              ========             =======

Net income per common share, diluted                                                          $   0.34             $  0.20
Amortization of goodwill, net of tax                                                                 -                0.03
                                                                                              --------             -------
Adjusted net income per common share, diluted                                                 $   0.34             $  0.23
                                                                                              ========             =======

(6)      INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

                                                                                      March 31,                   December 31,
                                                                               -------------------------
                                                                                  2002           2001                  2001
                                                                                  ----           ----                  ----
Goodwill                                                                        $ 89,063       $ 95,342            $ 89,063
Core deposit premium                                                              15,159         16,429              15,159
Less accumulated amortization                                                     (9,858)        (9,653)             (9,619)
                                                                                --------       --------            --------
                                                                                   5,301          6,776               5,540
                                                                                --------       --------            --------
Unidentifiable intangible assets from branch purchases                             5,683          6,945               5,683
Less accumulated amortization                                                     (3,212)        (3,562)             (3,141)
                                                                                --------       --------            --------
                                                                                   2,471          3,383               2,542
                                                                                --------       --------            --------
                                                                                $ 96,835       $105,501            $ 97,145
                                                                                ========       ========            ========

Amortization of intangibles totaled $239,000 for core deposit premiums and $71,000 for unidentifiable intangible assets from branch purchases for the three months ended March 31, 2002. Amortization of intangibles totaled $375,000 for core deposit premium, $79,000 for unidentifiable intangible assets from branch purchases and $1.1 million for goodwill for the three months ended March 31, 2001. Under SFAS 142, the amortization of goodwill ceased effective January 1, 2002. See Note 5.

The estimated amortization expense for core deposit premium for the years ended December 31 are as follows: $959,000 for 2002, $879,000 for 2003, $759,000 for
2004,  $660,000 for 2005,  $555,000 for 2006, and $1.7 million  thereafter.  The estimated amortization expense for unidentifiable intangible assets from branch purchases for the years ended December 31, 2002, 2003, 2004, and 2005 is $263,000, $206,000 for the year ended December 31, 2006 and $1.3 million thereafter.

(7)      MORTGAGE SERVICING RIGHTS

Capitalized mortgage servicing rights ("MSRs") totaled $8.0 million, $8.9 million and $9.9 million at March 31, 2002, December 31, 2001, and March 31, 2001, respectively. Amortization expense for MSRs totaled $1.0 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively.

The estimated amortization expense for MSRs for the years ended December 31, are as follows: $4.1 million for 2002, $2.4 million for 2003, $1.6 million for 2004, $1.0 million for 2005, and none thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments.
Amortization expense could change in future periods based on changes in the volume of prepayments and other environmental factors.

(8)      PER SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding for the three months ended March 31:

                                                                                              2002               2001
                                                                                              ----               ----
Basic:
Average common shares outstanding (denominator)                                            41,180,460         42,424,190
                                                                                           ==========         ==========

Diluted:
Average common shares outstanding                                                          41,180,460         42,424,190
Dilutive potential common shares                                                              879,002            693,080
                                                                                           ----------         ----------
Average diluted shares outstanding (denominator)                                           42,059,462         43,117,270
                                                                                           ==========         ==========


(9)        COMMITMENTS AND CONTINGENT LIABILITIES

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

(10)     BUSINESS SEGMENTS

TSFG has three wholly-owned operating subsidiaries, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments, Carolina First Bank and Citrus Bank, engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, coastal North Carolina and on the Internet. Citrus Bank offers products and services primarily to customers in its market areas in northern and central Florida. Revenues for Carolina First Bank and Citrus Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

TSFG evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in TSFG's Annual Report on Form 10-K for the year ended December 31, 2001.

Segment information is shown in the tables below. The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.

INCOME STATEMENT SEGMENT DATA (IN THOUSANDS)

                                                          CAROLINA       CITRUS                   ELIMINATING
                                                         FIRST BANK       BANK         OTHER        ENTRIES          TOTAL
                                                         ----------      ------        -----      -----------        -----

Three Months Ended March 31, 2002:
Net interest income                                       $ 47,693      $ 7,046      $ (1,333)      $      -       $ 53,406
Provision for loan losses                                    4,150        2,079             9              -          6,238
Noninterest income                                           9,114          956        14,590        (12,900)        11,760
Noninterest expense                                         29,592        5,028        15,804        (12,900)        37,524
     Amortization                                              310            -             -              -            310
Income tax expense                                           7,270          398          (818)             -          6,850
Minority interest in consolidated
  subsidiary, net of tax                                      (428)           -             -              -           (428)
Net income                                                  15,367          497        (1,738)             -         14,126

Three Months Ended March 31, 2001:
Net interest income                                       $ 38,348      $ 5,406        $ (808)           $ -       $ 42,946
Provision for loan losses                                    3,436          960           112              -          4,508
Noninterest income                                           9,490          534        16,725        (13,834)        12,915
Noninterest expense                                         32,844        4,647        14,501        (13,834)        38,158
     Amortization                                            1,517            -            53              -          1,570
Income tax expense                                           4,032          119           599              -          4,750
Minority interest in consolidated
  subsidiary, net of tax                                       (95)           -             -              -            (95)
Cumulative effect of change in
  accounting principal, net of tax                               -            -           282              -            282
Net income                                                   7,431          214           987              -          8,632


BALANCE SHEET SEGMENT DATA (IN THOUSANDS)

                                                         Carolina       Citrus                   Eliminating
                                                        First Bank       Bank         Other        Entries         Total
                                                        ----------      ------        -----      -----------
March 31, 2002:
   Total assets                                        $ 5,337,525    $ 804,635     $ 628,619     $ (712,781)   $ 6,057,998
   Loans - net of unearned income                        3,169,311      672,676        37,315        (69,479)     3,809,823
   Deposits                                              3,095,611      565,053             -        (19,160)     3,641,504

March 31, 2001:
   Total assets                                        $ 4,693,994    $ 620,223     $ 584,270     $ (620,735)   $ 5,277,752
   Loans - net of unearned income                        3,242,411      485,214         6,799              -      3,734,424
   Deposits                                              3,343,133      485,704             -        (12,457)     3,816,380

(11)     MANAGEMENT'S OPINION

The financial statements in this report are unaudited, except for the consolidated balance sheet at December 31, 2001, which is derived from TSFG's consolidated audited financial statements. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are presented to assist in understanding the financial condition and results of operations of The South Financial Group, Inc. and its subsidiaries ("TSFG", which also may be referred to as "we", "us", or "our", except where the context requires otherwise). This discussion should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2001. Results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

TSFG, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial holding company, which commenced banking operations in December 1986, and conducted business through 69 locations in South Carolina, 5 locations in North Carolina and 16 locations in northern and central Florida as of March 31, 2002. TSFG operates through two wholly-owned subsidiary banks: Carolina First Bank, a South Carolina state-chartered commercial bank, and Citrus Bank, a Florida state-chartered commercial bank (which are collectively referred to as the "Subsidiary Banks"). Through our subsidiaries, we provide a full range of financial services, including asset management, investments, insurance, and trust services, designed to meet substantially all of the financial needs of our customers.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

o    risks from changes in economic, monetary policy and industry conditions;
o changes in interest rates, deposit rates, the net interest margin and funding sources;
o    market risk and inflation;
o risks inherent in making loans including repayment risks and value of collateral;
o loan growth, the adequacy of the allowance for loan losses and the assessment of problem loans;
o    fluctuations in consumer spending;
o competition in the banking industry and demand for our products and services;
o    dependence on senior management;
o    technological changes;
o    ability to increase market share;
o    expense projections;
o    acquisitions, related cost savings and expected financial results;
o    changes in accounting policies and practices;
o    costs and effects of litigation; and
o    recently-enacted or proposed legislation.

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

PENDING MERGER

In March 2002, TSFG signed a definitive agreement to acquire Gulf West Banks, Inc. ("Gulf West"), headquartered in St. Petersburg, Florida. At March 31, 2002, Gulf West operated through 15 branches in the greater Tampa Bay area of Florida through its subsidiary, Mercantile Bank, and had total assets of $524.9 million. In the merger, TSFG will issue 4,465,141 shares of common stock and pay $32,400,178 in cash in exchange for all the shares of Gulf West common stock outstanding at closing, calculated on a fully diluted basis. This transaction, which is expected to close in the third quarter of 2002, will be accounted for using the purchase method of accounting and is subject to regulatory approvals, as well as the approval of Gulf West shareholders.

EARNINGS REVIEW

OVERVIEW

Net income for the three months ended March 31, 2002 totaled $14.1 million, up 63.6% compared with $8.6 million for the first quarter 2001. Earnings per diluted share for the first quarter 2002 were $0.34, a 70.0% increase from $0.20 per diluted share in the first quarter 2001. Key factors responsible for TSFG's results of operations are discussed throughout Management's Discussion and Analysis below.

Average common shares outstanding on a diluted basis were 42.1 million in the first quarter 2002, down 2.5% from 43.1 million for first quarter 2001. In connection with share repurchase programs, TSFG repurchased and cancelled 1,135,600 shares during the first quarter of 2002.

Noninterest income for the three months ended March 31, 2002 and 2001 included pre-tax gains on asset sales of $40,000 and $1.0 million, respectively. Gains on asset sales include gains on available for sale securities, disposition of assets and liabilities, and equity investments. See "Earnings Review - Noninterest Income" for details. Noninterest expenses for the first quarter 2002 included no pre-tax other items. For the first quarter 2001, noninterest expenses included the following pre-tax other items: $413,000 recovery of merger-related costs related to the sale of real estate and $215,000 impairment loss from the write-down of assets. For the first three months of 2001, net income included a $434,000 pre-tax gain from the cumulative effect of adopting a new accounting principle for derivatives.

At March 31, 2002, TSFG had approximately $6.1 billion in assets, $3.8 billion in loans, $3.6 billion in deposits, and $435.0 million in shareholders' equity. At March 31, 2002, the ratio of nonperforming assets to loans and other real estate owned was 1.34%.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities to support such assets as well as such items as loan fees and dividend income. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 1 presents average balance sheets and a net interest income analysis on a tax equivalent basis for the three months ended March 31, 2002 and 2001.


TABLE 1
----------------------------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------------------------------------------
                                                         2002                                   2001
                                        ------------------------------------   ------------------------------------
                                           AVERAGE        INCOME/     YIELD/     AVERAGE       INCOME/    YIELD/
                                           BALANCE        EXPENSE      RATE      BALANCE       EXPENSE     RATE
ASSETS
Earning assets
  Loans, net of unearned income (1)        $ 3,774,882    $ 64,880     6.97 %  $ 3,749,320   $ 85,406      9.24 %
  Investment securities, taxable (2)         1,643,790      21,567     5.25        808,914     13,497      6.77
  Investment securities, nontaxable (3)         91,662       1,679     7.33         84,611      1,554      7.45
  Federal funds sold                                 -           -        -            370          5      5.48
  Interest-bearing bank balances               110,742         469     1.72         39,381        603      6.21
                                           -----------     -------             -----------   --------
      Total earning assets                   5,621,076      88,595     6.39      4,682,596    101,065      8.75
                                                           -------                           --------
  Non-earning assets                           513,164                             534,886
                                           -----------                         -----------
      Total assets                         $ 6,134,240                         $ 5,217,482
                                           ===========                         ===========

Liabilities and shareholders' equity
Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                        $ 594,706     $ 1,810     1.23      $ 569,458    $ 4,383      3.12
    Savings                                    114,724         214     0.76        115,214        688      2.42
    Money market                               733,534       2,915     1.61        735,069      8,421      4.65
    Time deposits                            1,677,119      16,637     4.02      1,944,469     31,414      6.55
                                             ---------     -------               ---------    -------
      Total interest-bearing deposits        3,120,083      21,576     2.80      3,364,210     44,906      5.41
   Borrowings                                1,949,994      13,025     2.71        858,764     12,669      5.98
                                             ---------      ------               ---------     ------
    Total interest-bearing liabilities       5,070,077      34,601     2.77      4,222,974     57,575      5.53
                                                            ------                             ------
  Noninterest-bearing liabilities
    Noninterest-bearing deposits               495,511                             438,251
    Other noninterest-bearing liabilities      103,384                              74,930
                                             ---------                           ---------
    Total liabilities                        5,668,972                           4,736,155
Shareholders' equity                           465,268                             481,327
                                             ---------                           ---------
  Total liabilities and shareholders'       $6,134,240                         $ 5,217,482
     equity                                 ==========                         ===========
Net interest margin                                      $ 53,994      3.90 %               $ 43,490       3.77 %
                                                         ========                           ========
Tax-equivalent adjustment (3)                            $    588                           $    544
                                                         ========                           ========

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

Fully tax-equivalent net interest income for the first three months of 2002 increased $10.5 million, or 24.2%, to $54.0 million from $43.5 million in the first three months of 2001. The net interest margin increased to 3.90% in the first quarter of 2002 from 3.77% in the first quarter of 2001 and equaled the fourth quarter 2001 net interest margin. These increases were due to the increase in average earning assets and the prompt repricing of funding sources as the Federal Reserve lowered rates during 2001.

Average earning assets grew $938.5 million, or 20.0%, to $5.6 billion in the first quarter of 2002 from $4.7 billion in the first quarter of 2001, primarily from internally generated loan growth and investment securities. Average loans were $3.8 billion during the first quarter of 2002 compared with $3.7 billion during the first quarter of 2001. Average investment securities, excluding the average net unrealized securities gains, increased from $893.5 million in the first quarter of 2001 to $1.7 billion in the first quarter of 2002. During 2001, prepayments of mortgage-backed securities accelerated. TSFG increased the U.S. Treasury security portfolio by $520 million during the fourth quarter of 2001, largely in anticipation of additional prepayments. TSFG purchased these securities to leverage the capital position (which takes advantage of opportunities to increase net interest income) and to manage interest rate risk.

During 2001, the Federal Reserve reduced the target for the federal funds rate 11 times for a total of 475 basis points. Eight of these reductions occurred in the last nine months of the year for a total of 325 basis points. The majority of our variable rate loans, which constitute approximately 50% of the loan portfolio, reprice immediately following changes in interest rates by the Federal Reserve. During the last three-quarters of 2001, the net interest margin improved, primarily from repricing certificates of deposits at significantly lower rates and prepaying higher-cost Federal Home Loan Bank ("FHLB") advances. Accordingly, as TSFG reduced its interest rates during the year, the decline in the funding source rate outpaced the decline in the earning asset yield. From the first quarter 2001 to the first quarter 2002, the earning asset yield declined 236 basis points to 6.39%, whereas the funding source rate declined 276 basis points to 2.77%.

TSFG expects certificates of deposit to continue to reprice downward in 2002, although with a lesser benefit than that realized in 2001. TSFG's certificates of deposit include approximately $273 million that presently pay an annualized percentage yield equal to or slightly higher than 7%, which mature during the last three quarters of 2002. As a result of the significant decline in interest rates in 2001, the current market rates for similar certificates of deposits are significantly lower. Excluding these 7% certificates of deposit, the magnitude of additional downward repricing opportunities related to certificates of deposit and other interest-bearing deposits is limited.

Average total deposits declined from $3.8 billion during the first quarter of 2001 to $3.6 billion during the first quarter of 2002. These balances declined due to the competitive nature of the deposit markets. In 2001 and in the first quarter of 2002, TSFG decided to keep the deposit rates offered on par with competitors and reduce deposit rate-driven promotions. Average borrowings increased to $1.9 billion in the first quarter of 2002 from $858.8 million during the first quarter of 2001 due to repurchase agreements and the use of other funding sources, such as FHLB advances, to fund the growth in earning assets. Repurchase agreements, which increased in connection with TSFG's purchases of securities to leverage the capital position, accounted for the majority of this increase.

Deposits generated through Bank CaroLine, an Internet banking division of Carolina First Bank, generally pay higher rates than those offered by our branch locations. During the first three months of 2002, TSFG priced the Bank CaroLine deposits less aggressively than it did in 2001 in an effort to lower the overall cost of funds. Bank CaroLine deposits totaled $45.6 million as of March 31, 2002 compared with $55.3 million and $191.8 million as of December 31, 2001 and March 31, 2001, respectively.

During the last half of 2001, TSFG sold available for sale investment securities resulting in a $3.1 million pre-tax gain. In addition, TSFG recorded a $3.1 million pre-tax loss associated with the early extinguishment of approximately $54.3 million in FHLB advances, which was recorded as an extraordinary item. By reinvesting the proceeds and refinancing the borrowings at more favorable rates, these transactions are expected to enhance net interest income. TSFG continues to evaluate the relative cost and benefit of incurring additional prepayment penalties from the early extinguishment of debt and may continue to engage in such transactions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $6.2 million and $4.5 million for the first three months of 2002 and 2001, respectively. The increase was attributable to continued loan growth, higher loan losses, and uncertain economic conditions.

The allowance for loan and lease losses (the "Allowance") equaled 1.20% and 1.18% of loans held for investment as of March 31, 2002 and 2001, respectively. Although nonperforming loans increased by $23.3 million over this period, specific reserves allocated to impaired loans, which consist of commercial nonaccrual loans, did not increase proportionately. Based on management's analysis of impairment as defined in Statement of Financial Accounting Standards ("SFAS") 114, specific reserves allocated to impaired loans totaled $4.4 million, or 10.9% of impaired loans at March 31, 2002, compared with $5.1 million and 27.7% of impaired loans at March 31, 2001.

Net charge-offs totaled $5.6 million, or 0.60% of average loans for the first quarter of 2002, up from $3.7 million and 0.39% in the first quarter of 2001. This increase is largely related to higher consumer loan charge-offs. While uncertainty in the current economic outlook makes future loss levels less predictable, management expects charge-offs as a percentage of average loans to be comparable to the percentage for the first quarter 2002 over the next several quarters.

NONINTEREST INCOME

Noninterest income totaled $11.8 million in the first three months of 2002, compared with $12.9 million in the first three months of 2001. Table 2 shows the components of noninterest income for the three months ended March 31, 2002 and 2001.


TABLE 2
-------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NONINTEREST INCOME
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                               --------------------------
                                                                                                     2002          2001
                                                                                                     ----          ----
Service charges on deposit accounts                                                                $ 4,907       $ 4,368
Fees for investment services                                                                         1,427         1,243
Mortgage banking income                                                                              1,190         2,419
Bank-owned life insurance                                                                            1,806         1,395
Merchant processing fees                                                                             1,248         1,214
Other                                                                                                1,142         1,314
                                                                                                    ------        ------
   Noninterest income, excluding gains on asset sales                                               11,720        11,953
                                                                                                    ------        ------
Gain on available for sale securities                                                                   29           403
Gain on equity investments                                                                              11           821
Loss on disposition of assets and liabilities                                                            -          (262)
                                                                                                    ------        ------
   Gains on asset sales                                                                                 40           962
                                                                                                    ------        ------
   Total noninterest income                                                                        $11,760       $12,915
                                                                                                   =======       =======


Noninterest income included gains on asset sales of $40,000 and $1.0 million in the first quarter of 2002 and 2001, respectively. Excluding gains on asset sales, noninterest income was $11.7 million for the first quarter 2002, down from $12.0 million in the first quarter 2001. Increases in service charges on deposit accounts and fees for investment services of 12.3% and 14.8%, respectively, partially offset the decline in mortgage banking income. Mortgage banking income declined $1.2 million, as net gains of $1.3 million related to the securitization of mortgage loans and sale of mortgage servicing rights were realized during the first quarter 2001.

In the first quarter of 2001, the gain on equity investments included $758,000 from the exchange of Star Systems, Inc. stock for stock of Concord EFS, Inc., a publicly-traded company, and a $63,000 gain from the sale of common stock of Affinity Technology Group, Inc. During the first three months of 2001, the loss on disposition of assets and liabilities related to the sale-leaseback of a branch office.

Service  charges on deposit  accounts,  the largest  contributor  to noninterest income, rose 12.3% to $4.9 million in the first three months of 2002 from $4.4 million for the same period in 2001. The increase was attributable to attracting new transaction accounts, improving collection of fees, and revising fee structures to reflect competitive pricing. Average balances for deposit transaction accounts, which impact service charges, increased approximately 4.3% for the same period.

Fees for investment services, which include trust and brokerage income, for the first three months of 2002 and 2001 were approximately $1.4 million and $1.2 million, respectively. During this period, brokerage income increased $104,000, and trust income increased $80,000. At March 31, 2002 and 2001, the market value of assets administered by the trust department totaled approximately $711 million and $718 million, respectively.

Mortgage banking income includes origination fees, servicing fees (net of the related amortization for the mortgage-servicing rights and subservicing payments), gains and losses on sales of mortgage loans (both current production and portfolio loans), gains and losses on sales of mortgage servicing rights, and losses and recoveries related to the impairment of mortgage-servicing rights. Mortgage banking income in the first three months of 2002 decreased $1.2 million to $1.2 million from $2.4 million in the first three months of 2001. In March 2001, TSFG securitized $112.2 million of mortgage portfolio loans and subsequently sold $80.4 million of these mortgage-backed securities. This transaction resulted in a $1.6 million gain in the first quarter 2001. This gain, which was partially offset by a $352,000 loss on the sale of mortgage servicing rights in the first quarter 2001, accounts for the decrease in mortgage banking income.

TSFG realigned its mortgage banking strategy to place more emphasis on mortgage originations. In connection with these efforts, TSFG securitized mortgage loans, sold mortgage loans, and sold mortgage-servicing rights in 2001. In September 2001, TSFG entered into contracts with non-affiliated companies to service mortgage loans for TSFG's affiliates. These servicing contracts, which began in December 2001, pertain to portfolio mortgage loans and mortgage loans for which Carolina First Bank owns the rights to subservice. Beginning in 2002, TSFG expects its mortgage banking income to decrease as a result of the declining servicing portfolio and the outsourcing of servicing to outside, third party servicers.

Mortgage loans originated by TSFG originators totaled approximately $109 million and $77 million in the first three months of 2002 and 2001, respectively. Mortgage origination volumes by TSFG originators increased in the first quarter 2002 due to lower mortgage loan rates and the hiring of additional mortgage originators. First quarter 2001 mortgage loan originations also included $67 million attributable to correspondent relationships. TSFG discontinued its correspondent relationships in the second quarter of 2001. With the realignment of the mortgage banking strategy in 2001, the benefit associated with correspondent orginations, which were principally related to increasing the servicing volumes, diminished.

CF Mortgage's total servicing portfolio includes mortgage loans owned by Carolina First Bank, mortgage loans owned by Citrus Bank, and other mortgage loans for which Carolina First Bank owns the rights to service. At March 31, 2002, CF Mortgage's servicing portfolio included 7,701 loans having an aggregate principal balance of approximately $659.7 million. At March 31, 2001, the aggregate principal balance for CF Mortgage's servicing portfolio totaled $1.9 billion, significantly higher than March 31, 2002 due to sales of mortgage servicing rights and mortgage portfolio loans during 2001. Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights.

First quarter 2002 mortgage banking income also included a $393,000 downward adjustment to the gain associated with the fourth quarter 2001 sale of portfolio mortgage loans. In addition, TSFG recorded a $200,000 recovery of impairment from the valuation of mortgage servicing rights.

Bank-owned life insurance income increased to $1.8 million in the first three months of 2002 from $1.4 million in the same period in 2001 due to additional purchases of life insurance and increases in cash values. Merchant processing fees remained relatively constant at $1.2 million for both the first quarters of 2002 and 2001.

Other noninterest income totaled $1.1 million in the first quarter of 2002, compared with $1.3 million in the first quarter of 2001. Other noninterest income included income related to credit and debit cards, insurance commissions, international banking services, and other fee-based services.

NONINTEREST EXPENSES

Noninterest expenses decreased to $37.5 million in the first three months of 2002 from $38.2 million in the first three months of 2001. Noninterest expenses in the first quarter of 2001 included a $413,000 recovery of restructuring and merger-related costs (which related to the sale of real estate at prices higher than estimated) and a $215,000 impairment loss from the write down of assets (which was primarily related to lease termination fees for abandoned locations). Excluding these other charges, noninterest expenses decreased $832,000, or 2.2%, to $37.5 million for the first quarter 2002 from $38.4 million for the first quarter 2001. TSFG decreased noninterest expenses by effectively managing overhead expenses and ceasing goodwill amortization.

Salaries, wages, and employee benefits increased to $20.6 million in the first three months of 2002 from $18.7 million in the first three months of 2001. Full-time equivalent employees declined to 1,332 at March 31, 2002 from 1,361 at March 31, 2001. The increase in personnel expense was attributable to adding revenue-producing associates, at a higher cost per full-time equivalent employee, and recording higher levels of incentive pay. Restricted stock plan awards, which are expensed to salaries and wages, increased to $1.0 million in the first quarter of 2002 from $189,000 in the first quarter of 2001.

Occupancy and furniture and equipment expenses remained relatively constant at $7.1 million in the first three months of 2002 and 2001. Professional fees remained at $1.3 million for both the first quarters 2002 and 2001. Merchant processing fee expenses increased $215,000 to $1.0 million for the first three months of 2002, compared with $829,000 in the same period for 2001. This increase was the result of increased volume in merchant processing activity.

Amortization of intangibles decreased to $310,000 for the three months ended March 31, 2002 from $1.6 million for the three months ended March 31, 2001. This decrease was primarily attributable to the January 1, 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires TSFG to cease the amortization of goodwill. See Item 1, Note 5 to the Consolidated Financial Statements.

Other noninterest expenses decreased $1.8 million to $7.1 million in the first quarter of 2002 from $8.9 million in the first quarter of 2001. The overall decrease in other noninterest expenses was principally attributable to decreases in business development, insurance, telecommunications, outside service fees and advertising.

INCOME TAXES

Income tax expense attributable to income from continuing operations increased to $6.9 million for the first three months of 2002 from $4.8 million for the first three months of 2001. The effective income tax rate as a percentage of pretax income was 32.0% for the first quarter of 2002 and 36.0% for the first quarter of 2001. The effective income tax rate declined in connection with ceasing the amortization of goodwill and increases in bank-owned life insurance. The incremental statutory income tax rate was 36.94% for both of these periods.

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

BALANCE SHEET REVIEW

LOANS

At March 31, 2002, TSFG had total loans outstanding of $3.8 billion, which equaled 105% of total deposits and 63% of total assets. Loans are the largest category of earning assets and generally produce the highest yields. The loan portfolio consists principally of commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans are to borrowers domiciled in our market areas in South Carolina, North Carolina, and Florida. The portfolio does not contain any foreign loans or any Highly Leveraged Transactions, as defined by regulatory authorities.

TSFG's only significant industry concentration is commercial real estate loans (loans to finance real properties for sale or lease to unrelated third parties), which totaled $1.2 billion, or 30.9% of total loans, at March 31, 2002. In Table 3, these loans are included in "Real estate - construction" and "Commercial secured by real estate," categories that also include loans to non-real estate industry borrowers. All other industry concentrations represented less than 10% of total loans.

Table 3 summarizes outstanding loans by collateral type with the percentage of loans in each category.


TABLE 3
-------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                 MARCH 31,                DECEMBER 31,
                                                                    ---------------------------------
                                                                            2002              2001             2001
                                                                            ----              ----             ----
Commercial, financial and agricultural                                  $  778,315        $  610,618       $  742,218
Real estate - construction                                                 543,358           445,952          532,037
Real estate - residential mortgages (1-4 family)                           515,631           804,398          551,119
Commercial secured by real estate (1)                                    1,419,060         1,355,124        1,400,466
Consumer                                                                   523,423           498,819          504,222
Lease financing receivables                                                    367             2,611              536
                                                                        ----------        ----------       ----------
Loans held for investment                                                3,780,154         3,717,522        3,730,598
Less: unearned income                                                          231             1,072              348
                                                                        ----------        ----------       ----------
Loans held for investment, net of unearned income                        3,779,923         3,716,450        3,730,250
Loans held for sale                                                         29,900            17,974            6,513
Less: allowance for loan losses                                             45,208            43,741           44,587
                                                                        ----------        ----------       ----------
   Total net loans                                                      $3,764,615        $3,690,683       $3,692,176
                                                                        ==========        ==========       ==========

-------------------------------------------------------------------------------------------------------------------------
PERCENTAGE OF LOANS HELD FOR INVESTMENT IN CATEGORY
-------------------------------------------------------------------------------------------------------------------------

                                                                                  MARCH 31,                DECEMBER 31,
                                                                    ---------------------------------
                                                                              2002              2001             2001
                                                                              ----              ----             ----
Commercial, financial and agricultural                                       20.59 %           16.43 %          19.90 %
Real estate - construction                                                   14.37             12.00            14.26
Real estate - residential mortgages (1-4 family)                             13.64             21.64            14.77
Commercial secured by real estate (1)                                        37.54             36.44            37.54
Consumer                                                                     13.85             13.42            13.52
Lease financing receivables                                                   0.01              0.07             0.01
                                                                            ------            ------           ------
    Total                                                                   100.00  %         100.00  %        100.00  %
                                                                            ======            ======           ======


(1) This category includes loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities. At March 31, 2002, such loans were approximately 56% of the category total.

Loans held for investment, net of unearned income, increased $63.5 million, or 1.7%, to approximately $3.8 billion at March 31, 2002 from $3.7 million at March 31, 2001. Adjusting for sales of mortgage loans, loans held for investment increased approximately $213.8 million, or 6.0%, from March 31, 2001. Commercial loans led this growth with an overall increase of 9.3% and increases of 5.3% and 33.9% for Carolina First Bank and Citrus Bank, respectively.

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

The Allowance is then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss range for each category. The unallocated component is the sum of the amounts by which final loss estimates exceed the lower end estimates for each category. The unallocated component of the Allowance represents probable losses inherent in the portfolio based on our analysis that are not fully captured in the allocated component. Allocations of the Allowance to respective loan portfolio components are not necessarily indicative of future losses or future allocations. The entire Allowance is available to absorb losses in the loan portfolio.

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

The Allowance totaled $45.2 million, or 1.20% of loans held for investment, net of unearned income at March 31, 2002, compared with $43.7 million, or 1.18%, at March 31, 2001. The Allowance to nonperforming loans ratio was 1.04 times and
2.17 times at March 31, 2002 and 2001, respectively. Nonperforming loans increased to $43.5 million at March 31, 2002 from $20.2 million at March 31, 2001. See "Credit Quality." Our analysis of Allowance adequacy includes an impairment analysis for each nonperforming commercial loan.

Table 4 summarizes the changes in the Allowance. Net charge-offs increased in 2001, particularly in consumer and real estate-related commercial loans, primarily due to the unfavorable economic conditions that prevailed. Until the economy improves, charge-off levels are expected to remain above historical levels. Assuming that economic conditions do not significantly worsen, management expects charge-offs to remain at the level for first quarter 2002 over the next several quarters.


TABLE 4
-------------------------------------------------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                               AT AND FOR                    AT AND FOR
                                                                            THE THREE MONTHS               THE YEAR ENDED
                                                                             ENDED MARCH 31,                DECEMBER 31,
                                                                  ----------------------------------
                                                                           2002              2001               2001
                                                                           ----              ----               ----
Loan loss reserve at beginning of year                                $   44,587          $  43,024         $  43,024
Allowance adjustment for loans sold                                            -               (101)             (230)
Net charge-offs:
   Loans charged-off                                                      (6,384)            (4,177)          (23,154)
   Loans recovered                                                           767                487             2,902
                                                                      ----------         ----------        ----------
                                                                          (5,617)            (3,690)          (20,252)
Additions to reserve through provision expense                             6,238              4,508            22,045
                                                                      ----------         ----------        ----------
Loan loss reserve at end of period                                    $   45,208         $   43,741        $   44,587
                                                                      ----------         ----------        ----------

Average loans                                                         $3,774,882         $3,749,320        $3,769,358
Loans held for investment, net of unearned
   income (period end)                                                 3,779,923          3,716,450         3,730,250
Net charge-offs as a percentage of average
   loans (annualized)                                                       0.60 %             0.39 %            0.54 %
Allowance for loan losses as a percentage of loans
   held for investment, net of unearned income                              1.20               1.18              1.20


The following summarizes impaired loan information (in thousands), all of which are on nonaccrual, at and for the three months ended March 31:

                                                                                              2002               2001
                                                                                              ----               ----
Impaired loans                                                                             $ 40,521           $ 18,453
Average investment in impaired loans                                                         40,219             17,135
Related allowance                                                                             4,409              5,111
Recognized interest income                                                                      120                 16
Foregone interest                                                                               892                228


Nonaccrual loans were $43.5 million and $20.2 million as of March 31, 2002 and 2001, respectively. Interest income recognized on nonaccrual loans totaled approximately $136,000 and $22,000 for the three months ended March 31, 2002 and 2001, respectively.

SECURITIES

At March 31, 2002, TSFG's investment portfolio totaled $1.66 billion, up $690.6 million from $964.5 million invested as of March 31, 2001 and relatively unchanged from the $1.64 billion invested as of December 31, 2001. The majority of this increase occurred in the fourth quarter 2001, when TSFG increased its

U.S. Treasury security portfolio by approximately $520 million. During 2001, as a result of declining interest rates, U.S. government agency securities were called prior to the stated maturities, and prepayments associated with mortgage-backed securities accelerated. TSFG increased the available for sale portfolio balances to provide a quality investment alternative, in preparation for additional prepayments of mortgage-backed securities, and to increase net interest income by leveraging available capital. During 2002, TSFG may elect to sell investment securities depending on its need for liquidity to fund loan demand and the general level of interest rates.

Securities (i.e., securities held to maturity, securities available for sale, and trading securities) averaged $1.7 billion in the first three months of 2002, up significantly from the $893.5 million average in the first three months of 2001. The majority of the increase was attributable to purchases of securities to leverage available capital. The average portfolio yield decreased in the first quarter of 2002 to 5.36% from 6.83% in the first quarter of 2001. The securities yield decreased due to a lower level of general interest rates and the addition of lower-yielding securities. The composition of the investment portfolio as of March 31, 2002 follows: mortgage-backed securities 44%, treasuries 34%, agencies 11%, state and municipalities 6%, and other securities 5% (which included equity investments described below).

During the first quarter 2002, the gross unrealized loss on securities (pre-tax) increased to $21.1 million at March 31, 2002 from $7.6 million at December 31, 2001. The increase was primarily associated with the U.S. Treasury security portfolio, partially offset by an increase in the gross unrealized gain from TSFG's investment in Net.B@nk, Inc. ("Net.B@nk").

EQUITY INVESTMENTS

Investment in Net.B@nk, Inc. At March 31, 2002, TSFG owned 1,175,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock, or approximately 2% of the outstanding shares. Net.B@nk owns and operates Net.B@nk, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. TSFG's investment in Net.B@nk, which is included in securities available for sale and has a basis of approximately $326,000, was recorded at its pre-tax market value of approximately $19.9 million as of March 31, 2002. TSFG's shares of Net.B@nk common stock are "restricted" securities, as that term is defined in federal securities law.

Investment in Affinity Technology Group, Inc. At March 31, 2002, TSFG, through its subsidiary Blue Ridge Finance Company, Inc. ("Blue Ridge"), owned 4,876,340 shares of common stock of Affinity, or approximately 12% of the outstanding shares. TSFG's investment in Affinity, which is included in securities available for sale and has a basis of approximately $433,000, was recorded at its pre-tax market value of approximately $463,000 as of March 31, 2002. TSFG's shares in Affinity are "restricted" securities, as that term is defined in federal securities law.

Investments in Banks. As of March 31, 2002, TSFG had equity investments in fourteen community banks located in the Southeast. In each case, TSFG owns less than 5% of the community bank's outstanding common stock. TSFG has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. As of March 31, 2002, equity investments in the community banks, included in securities available for sale with a basis of approximately $9.8 million, were recorded at their pre-tax market value of approximately $10.3 million. TSFG also has an investment in Nexity Financial Corporation, an Internet bank, which is recorded at its cost basis of $500,000. As a result of our merger with Anchor Financial Corporation in 2000, TSFG has an investment in Rock Hill Bank & Trust. The investment, which is included in securities available for sale and has a basis of approximately $3.1 million, was recorded at its pre-tax market value of approximately $5.0 million as of March 31, 2002.

CF Investment Company. CF Investment Company is a wholly-owned Small Business Investment Company, licensed through the Small Business Administration. Its principal focus is to invest in companies that have a bank-related technology or service that TSFG and its subsidiaries can use. As of March 31, 2002, CF Investment Company had invested approximately $1.4 million in a company specializing in electronic document management and Internet-related services.

CF Investment Company's loans and equity investments represent a higher risk to TSFG due to the start-up nature of this company. CF Investment Company is largely inactive and has not made a new investment since second quarter 2000.

INTANGIBLE ASSETS AND OTHER ASSETS

The intangible assets balance at March 31, 2002 of $96.8 million was attributable to goodwill of $91.5 million and core deposit balance premiums of $5.3 million. The intangible assets balance at March 31, 2001 of $105.5 million consisted of goodwill of $98.7 million and core deposit balance premiums of $6.8 million. The decline in the intangible assets balances was attributable to the amortization of intangibles and the write-off of intangible assets associated with the sale of branches. TSFG adopted SFAS 142 effective January 1, 2002 and is required to test its intangible assets for impairment in accordance with the provisions of SFAS 142. See Item 1, Notes 5 and 6 to the Consolidated Financial Statements.

Other assets increased $9.7 million to $207.3 million at March 31, 2002 from $197.6 million at March 31, 2001. This was largely attributable to increases in the value of bank-owned life insurance, which increased $6.6 million to $121.2 million at March 31, 2002. Mortgage servicing rights totaled $8.0 million and $9.9 million at March 31, 2002 and 2001, respectively. The balance for mortgage servicing rights declined primarily due to the amortization of rights, which accelerated in the first quarter of 2002 due to higher mortgage prepayments.

DEPOSITS

Deposits  remain  TSFG's  primary  source of funds  for  loans and  investments.
Deposits provided funding for 64% and 81% of average earning assets for the three months ended March 31, 2002 and 2001, respectively. Carolina First Bank and Citrus Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, we have developed other sources, such as FHLB advances and short-term borrowings, to fund loan demand and increases in investment securities. In addition, we have increased the use of brokered certificates of deposits, which are included in deposits.

At March 31, 2002, deposits totaled $3.6 billion, down 5% from the prior year balance and up 1% from December 31, 2001. Average deposits decreased 5% to $3.6 billion for the three months ended March 31, 2002 from $3.8 billion for the three months ended March 31, 2001. Deposit pricing remains very competitive, and we expect this pricing environment to continue. In 2001 and the first quarter 2002, TSFG decide to keep deposit rates offered on par with competitors and reduced deposit rate-driven promotions, which resulted in lower deposit balances.

Table 1 in "EARNINGS REVIEW--Net Interest Income" details average balances for the deposit portfolio for the three months ended March 31, 2002 and 2001. On average, time deposits decreased $267.4 million, or 13.7%. Increases in the average balances for other types of deposits, including noninterest-bearing of $57.3 million and interest checking of $25.2 million, partially offset this decrease. As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest checking, money market, and savings accounts). For the three months ended March 31, 2002, transaction accounts made up 54% of average deposits, compared with 49% for the three months ended March 31, 2001. These trends reflect TSFG's efforts to enhance its deposit mix by working to attract lower-cost transaction accounts.

The decline in time deposits was largely attributable to fewer certificate of deposit promotions, maturities of certificates of deposits from promotions held in 2000, and lower rates at Bank CaroLine. At March 31, 2002, total deposits for Bank CaroLine, an Internet bank, totaled $45.6 million, down from $191.8 million as of March 31, 2001. Deposits for Bank CaroLine declined significantly, due to offering less aggressive interest rates in an effort to lower the overall cost of funds. At March 31, 2002, TSFG had $246.6 million in brokered certificates of deposit under $100,000, compared with $109.2 million at March 31, 2001. We consider these funds as an alternative funding source available to use while continuing to maintain and grow our local deposit base.

Time deposits of $100,000 or more represented 15% of total deposits at both March 31, 2002 and 2001. TSFG's larger denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds.

BORROWED FUNDS

TSFG's short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances (with maturities less than one year when made), commercial paper, and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes, trust preferred debt, and FHLB borrowings with maturities greater than one year when made. In the first three months of 2002, average borrowings totaled $1.9 billion compared with $858.8 million for the same period in 2001. This increase was primarily attributable to an increased reliance on short-term borrowings to support earning asset growth and to fund increases in investment securities.

Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $1.4 billion and $358.2 million at March 31, 2002 and 2001, respectively. The higher balances are primarily associated with higher balances in investment securities available for sale. Balances in these accounts can fluctuate on a day-to-day basis.

At March 31, 2002 and 2001, FHLB advances totaled $386.8 million and $461.4 million, respectively. FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, management's willingness to raise deposits through market promotions, the Subsidiary Banks' unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.

TSFG plans to increase long-term borrowings in 2002 to provide more stable funding while borrowing rates remain relatively low. For example, in February and April 2002, TSFG entered into ten-year repurchase agreements for $200 million.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity amounted to $435.0 million, or 7.2% of total assets, at March 31, 2002, compared with $478.0 million, or 9.1% of total assets, at March 31, 2001. At December 31, 2001, total shareholders' equity was $458.2 million, or 7.6% of total assets. Shareholders' equity declined primarily from TSFG's stock repurchase program, cash dividends paid, and the unrealized losses in the investment securities available for sale portfolio. Retention of earnings partially offset these decreases.

In December 2000, we initiated a stock repurchase program for up to two million shares, which we expanded to three million shares in September 2001. In February 2002, we added an additional one million shares to the program, bringing the total to four million shares, or approximately 10% of our outstanding shares. In connection with the program, TSFG has repurchased 3,529,383 shares, including 1,135,600 shares purchased during the first three months of 2002. We may continue to repurchase shares depending upon current market conditions and available cash.

TSFG's unrealized loss on securities, which is included in accumulated other comprehensive loss, was $15.0 million as of March 31, 2002 as compared to an unrealized gain of $13.1 million as of March 31, 2001 and an unrealized loss of $5.6 million as of December 31, 2001. The decline was associated with 2001 sales of available for sale securities for a net gain of approximately $3.5 million and unrealized losses associated with U.S. Treasury securities purchased in the fourth quarter of 2001.

Book value per share at March 31, 2002 and 2001 was $10.80 and $11.24, respectively. Tangible book value per share at March 31, 2002 and 2001 was $8.40 and $8.76, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch purchases and acquisitions accounted for as purchases.

TSFG and its Subsidiary Banks continue to maintain higher capital ratios than required under regulatory guidelines and exceeded the well-capitalized requirements at March 31, 2002. Table 5 sets forth various capital ratios for TSFG and its Subsidiary Banks.

TABLE 5
--------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
--------------------------------------------------------------------------------------------------------------------------

                                                                                       WELL                ADEQUATELY
                                                             MARCH 31,              CAPITALIZED            CAPITALIZED
                                                              2002                  REQUIREMENT            REQUIREMENT
The South Group:
Total risk-based capital                                      10.90 %                    n/a                    n/a
Tier 1 risk-based capital                                      8.87                      n/a                    n/a
Leverage ratio                                                 6.56                      n/a                    n/a

Carolina First Bank:
Total risk-based capital                                      11.35 %                  10.00 %                 8.00 %
Tier 1 risk-based capital                                      9.40                     6.00                   4.00
Leverage ratio                                                 6.61                     5.00                   4.00

Citrus Bank:
Total risk-based capital                                      14.47 %                  10.00 %                 8.00 %
Tier 1 risk-based capital                                      8.88                     6.00                   4.00
Leverage ratio                                                 8.40                     5.00                   4.00


TSFG and its Subsidiary Banks are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. We have paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. TSFG presently intends to pay a quarterly cash dividend on its Common Stock; however, future dividends will depend upon our financial performance and capital requirements.

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

As of March 31, 2002, there have been no material changes from the market risk sensitivity analysis in TSFG's annual report on Form 10-K. The disclosures related to the market risk of TSFG should be read in conjunction with TSFG's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations included in TSFG's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Interest sensitivity gap ("GAP position") measures the difference between rate sensitive assets and rate sensitive liabilities during a given time frame. TSFG's GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At March 31, 2002, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability sensitive position of $251.9 million. At March 31, 2002, TSFG's static gap position indicates that net interest income on a cumulative basis through twelve months would benefit from decreases in market interest rates. The static gap position is limited because it does not take into account changes in interest rates or changes in management's expectations or intentions, including any potential sales of assets or liabilities that TSFG might contemplate depending upon variations in the markets. In addition, indications of the impact of interest rates changes using the static gap position may differ from the simulation model estimates. As of year end 2001, TSFG's GAP position was a $256.3 million liability sensitive position.

The forecast used for earnings at risk analysis simulates our consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates gradually increase and decrease 200 basis points over the next twelve-month period. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any activities TSFG could undertake in response to changes in interest rates.

TSFG models a gradual increase/decrease in rates rather than an immediate change. According to the model as of March 31, 2002, TSFG is positioned so that net interest income will decrease $2.3 million in the next twelve months if interest rates rise 200 basis points and will increase $1.4 million in the next twelve months if interest rates decline 200 basis points. The inverse relationship between interest rates and net interest income is related to the liability sensitive position of TSFG at March 31, 2002. In both the increasing and decreasing rate scenarios, more interest-bearing liabilities reprice within the next twelve months than earning assets. In the increasing rate scenario, this means that the increase in interest expense is greater than the increase in interest income resulting in a decline in net interest income. The explanation is the opposite in the declining rate scenario resulting in an increase in net interest income. In addition, due to the interest rate cuts that occurred during 2001 and the prompt repricing of interest-bearing deposits, some of our deposit rates are nearing what management considers to be an acceptable lower limit. Accordingly, in the declining rate scenario, the model assumes that certificate of deposit rates will not decline below 0.50% thus limiting the interest expense reduction from repricing certificates of deposit by the entire 200 basis points. The overall interest rate risk position of TSFG continues to fall within the interest rate risk guidelines established by ALCO.

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

At March 31, 2002, the fair value of derivative assets totaled $356,000 and was related to fair value hedges and derivatives with no hedging designation. At March 31, 2002, the fair value of derivative liabilities totaled $974,000 and was attributable to cash flow hedges.

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

TSFG's off-balance sheet arrangements, which principally include lending commitments, derivatives, and stock-related agreements, are described below. At March 31, 2002 and 2001, TSFG had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2002, commercial and retail loan commitments totaled $686.4 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $53.7 million at March 31, 2002. Documentary letters of credit are typically issued in connection with customers' trade financing requirements and totaled $16.5 million at March 31, 2002. Unused business credit card lines, which totaled $16.2 million at March 31, 2002, are generally for short-term borrowings.

TSFG applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

Derivatives. In accordance with SFAS No. 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheet. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.

At March 31, 2002, the fair value of derivative assets and liabilities totaled $356,000 and $974,000, respectively, which was reported on the consolidated balance sheets. The related notional amounts, which are not recorded on the consolidated balance sheets, totaled $3.0 million for the derivative assets and $128.5 million for the derivative liabilities.

Stock-Related Agreements. In March 2002, TSFG entered into an accelerated share repurchase contract with an unaffiliated company to repurchase 1 million shares of TSFG common stock over the next six months and to settle the contract in stock. The contract is appropriately reflected as a reduction in shareholder's equity and in the earnings per share calculation.

LIQUIDITY

Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, and manage operations on an ongoing basis. Funds are primarily provided by the Subsidiary Banks through customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments, and earnings.

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

The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of March 31, 2002, totaled $386.8 million. At March 31, 2002, the Subsidiary Banks had approximately $326 million of unused borrowing capacity from the FHLB. This capacity was unavailable at March 31, 2002 because the Subsidiary Banks had no available FHLB-qualifying collateral. At March 31, 2002, the Subsidiary Banks had $18.5 million in cash as FHLB collateral, which is classified as restricted cash and earns a market interest rate. Until the Subsidiary Banks have available collateral (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale. At March 31, 2002, the Subsidiary Banks had unused short-term lines of credit totaling approximately $170.8 million (which are withdrawable at the lender's option).

Liquidity at the parent company level is provided through cash dividends from the Subsidiary Banks and the capacity of the parent company to raise additional borrowed funds as needed. If TSFG elects to repurchase additional shares through its share repurchase program or in connection with its pending merger with Gulf West, such purchases will reduce liquidity at the parent company level.

In the normal course of business, to meet the financial needs of its customers, TSFG, principally through the Subsidiary Banks, enters into agreement to extend credit. For amounts and types of such agreements at March 31, 2002, see "Off-Balance Sheet Arrangements." Increased demand for funds under these agreements would reduce TSFG's liquidity and could require additional sources of liquidity.

CREDIT QUALITY

A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG's credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and immediate after-the-fact review by credit risk management of loans approved by lenders.
Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with loan monitoring policies is managed. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities, including specific reviews of new large credits, are reviewed by the Directors' Credit Committees of each banking subsidiary, which meet monthly. The results of a comprehensive independent review of compliance with credit policy, which focus on testing for compliance with credit policies and procedures both at the city office level and at the credit risk management level, is reported to the Directors' Credit Committees of each banking subsidiary.

Table 6 presents information pertaining to nonperforming assets.

TABLE 6
-------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                               MARCH 31,                 DECEMBER 31,
                                                                    ------------------------------
                                                                         2002              2001               2001
                                                                         ----              ----               ----

Nonaccrual loans - commercial                                         $  40,521         $  18,453         $  35,245
Nonaccrual loans - consumer                                               2,965             1,703             3,643
Restructured loans                                                            -                 -                 -
                                                                      ---------         ---------         ---------
  Total nonperforming loans                                              43,486            20,156            38,888
Other real estate owned                                                   7,143             4,421             4,969
                                                                      ---------         ---------         ---------
  Total nonperforming assets                                          $  50,629         $  24,577         $  43,857
                                                                      =========         =========         =========
Loans past due 90 days still accruing interest (1)                    $  12,496         $  11,780         $  14,125
                                                                      =========         =========         =========
Total nonperforming assets as a percentage
  of loans and other real estate owned (2)                                 1.34  %           0.66  %           1.17  %
                                                                           ====              ====              ====
Allowance for loan losses as a
  percentage of nonperforming loans                                        1.04  x           2.17  x           1.15  x
                                                                           ====              ====              ====

(1) Substantially all of these loans are consumer and residential mortgage loans.
(2) Calculated using loans held for investment, net of unearned income.


As a percentage of loans and other real estate owned, nonperforming assets were 1.34% at March 31, 2002, compared with 1.17% at December 31, 2001 and 0.66% at March 31, 2001. This increase was attributable to the economic decline that began in the first half of 2001 and accelerated after the events of September 11th. At March 31, 2002, nonperforming loans were concentrated in nine credit relationships, which accounted for 57.0% of the nonperforming loan balance. Our estimated loss exposure for these nine relationships was $1.0 million as of March 31, 2002. Total estimated impairment on all commercial nonaccrual loans totaled $4.4 million and $5.1 million as of March 31, 2002 and 2001, respectively.

Until the economy improves, credit quality indicators will remain volatile. Charge-off and nonperforming asset levels will remain above historical norms. While current economic data seem to be signaling improvement, the outlook remains uncertain. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of Allowance adequacy. Accordingly, management believes the Allowance as of March 31, 2002 is adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.

CURRENT ACCOUNTING ISSUES

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). TSFG adopted the provisions of SFAS 141, as of the date of issuance, and SFAS 142, effective January 1, 2002. See Note 5 to the Consolidated Financial Statements for the financial impact from the January 1, 2002 adoption of SFAS 142.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 retains the fundamental provisions of SFAS 121 for recognizing and measuring impairment losses on long lived assets held for use and long lived assets to be disposed of by sale and resolves significant implementation issues associated with SFAS 121. Unlike SFAS 121, an impairment assessment under SFAS 144 will not result in a write down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142, as described above.

The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. TSFG adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 for long lived assets held for use did not have a material impact on our consolidated financial statements. The provisions of SFAS 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

                           PART II. OTHER INFORMATION



ITEM 1   LEGAL PROCEEDINGS

         See Note 9 to the Consolidated Financial Statements for a discussion of legal proceedings.


ITEM 2   CHANGE IN SECURITIES

         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Annual Meeting of Shareholders
         On April 30, 2002, the Company held its 2002 Annual Meeting of Shareholders. The results of the 2002 Annual Meeting of Shareholders follow.

         PROPOSAL #1 - ELECTION OF DIRECTORS
         The shareholders approved setting the number of Company directors at 17 persons. The following persons were elected as Directors with the votes indicated.

                                                     Voting shares in favor             Withheld
                                                         #               %              Authority
                                                     ----------        -----            ---------
                  William S. Hummers III             28,363,891        95.2%            1,439,690
                  Charles B. Schooler                29,512,021        99.0%              290,560
                  Edward J. Sebastian                28,691,983        96.3%            1,110,598
                  Eugene E. Stone IV                 29,450,628        98.8%              351,953
                  William R. Timmons III             28,694,969        96.3%            1,107,612
                  Mack I. Whittle, Jr.               26,748,327        89.8%            3,054,254

         William P. Brant, Judd B. Farr, C. Claymon Grimes, Jr., M. Dexter Hagy, W. Gairy Nichols III, Thomas J. Rogers, H. Earle Russell, Jr., John C.B. Smith, Jr., William R. Timmons, Jr., Samuel H. Vickers, and David C. Wakefield III continued in their present terms as directors.

         PROPOSAL #2 - APPROVAL OF AMENDED AND RESTATED LONG-TERM INCENTIVE PLAN The shareholders approved TSFG's Amended and Restated Long-Term Incentive Plan with 27,768,005 shares, or 93.2%, voting in favor, 1,562,666 shares voting against, and 471,910 shares abstaining.

         PROPOSAL #3 - AMENDMENT TO AMENDED AND RESTATED STOCK OPTION PLAN
         The shareholders approved an amendment to TSFG's Amended and Restated Stock Option Plan to increase the shares available for issuance by 1,200,000 shares with 27,695,798 shares, or 92.9%, voting in favor, 1,613,900 shares voting against, and 492,883 shares abstaining.

         PROPOSAL #4 - AMENDMENT TO AMENDED AND RESTATED RESTRICTED STOCK AGREEMENT PLAN
         The shareholders approved an amendment to TSFG's Amended and Restated Restricted Stock Agreement Plan to increase the shares available for issuance by 250,000 shares with 26,777,781 shares, or 89.9%, voting in favor, 2,529,753 shares voting against, and 495,047 shares abstaining.

         PROPOSAL #5 - RATIFICATION OF AUDITORS
         The shareholders approved a proposal to ratify the appointment of KPMG LLP as independent auditors of TSFG for fiscal year 2002 with 28,987,095 shares, or 97.3%, voting in favor, 541,640 shares voting against, and 273,846 shares abstaining.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.1 Agreement and Plan of Merger by and between TSFG and Gulf West Banks, Inc. dated March 21, 2002.

(b)      Reports on Form 8-K

         TSFG filed Current Reports on Form 8-K dated March 21, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           The South Financial Group, Inc.


                                           /s/ William S. Hummers III
                                           ----------------------------------
                                           William S. Hummers III
                                           Executive Vice President