Form 10-Q
period 2002-06-30
SOUTH FINANCIAL GROUP INC
filed 2002-08-14
CIK 797871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         TRANSACTION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                              ------     ------


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 1, 2002 was 40,350,185.

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)
                                                                        June 30,
                                                             ------------------------------
                                                                 2002              2001         December 31,
                                                              (Unaudited)       (Unaudited)         2001
                                                              -----------       -----------         ----
Assets
Cash and due from banks                                      $  137,925        $  127,036        $  149,170
Interest-bearing bank balances                                   40,532            28,511            91,497
Securities
   Trading                                                        2,244             4,622             1,577
   Available for sale                                         1,575,324         1,044,116         1,560,986
   Held to maturity (market value $81,585, $70,927 and
      $81,878, respectively)                                     79,671            70,255            80,832
                                                             ----------        ----------        ----------
         Total securities                                     1,657,239         1,118,993         1,643,395
                                                             ----------        ----------        ----------
Loans
   Loans held for sale                                           19,636            85,416             6,513
   Loans held for investment                                  3,915,405         3,717,029         3,730,250
   Allowance for loan losses                                    (46,985)          (43,765)          (44,587)
                                                             ----------        ----------        ----------
         Net loans                                            3,888,056         3,758,680         3,692,176
                                                             ----------        ----------        ----------
Premises and equipment, net                                     112,992           116,686           114,224
Accrued interest receivable                                      38,242            34,417            38,241
Intangible assets                                                96,554           104,455            97,145
Other assets                                                    193,957           205,327           203,594
                                                             ----------        ----------        ----------
                                                             $6,165,497        $5,494,105        $6,029,442
                                                             ==========        ==========        ==========

Liabilities and shareholders' equity
Liabilities
   Deposits
      Noninterest-bearing                                    $  553,579        $  503,776        $  524,437
      Interest-bearing                                        3,170,038         3,152,640         3,080,818
                                                             ----------        ----------        ----------
         Total deposits                                       3,723,617         3,656,416         3,605,255
                                                             ----------        ----------        ----------
   Federal funds purchased and repurchase agreements          1,299,898           633,935         1,269,538
   Other borrowed funds                                         439,374           549,731           523,912
   Subordinated notes                                            37,344            37,344            37,344
   Trust preferred debt                                          31,000                 -            31,000
   Accrued interest payable                                      25,406            37,201            20,337
   Other liabilities                                             50,249            56,656            46,859
                                                             ----------        ----------        ----------
      Total liabilities                                       5,606,888         4,971,283         5,534,245
                                                             ----------        ----------        ----------
Minority interest in consolidated subsidiary                     86,471            37,034            37,023
                                                             ----------        ----------        ----------
Shareholders' equity
   Preferred stock - no par value; authorized 10,000,000
      shares; issued and outstanding none                             -                 -                 -
   Common stock - par value $1 per share; authorized
      100,000,000 shares; issued and outstanding 40,341,762,
      42,598,944 and 41,228,976 shares, respectively             40,342            42,599            41,229
   Surplus                                                      290,685           331,733           311,305
   Retained earnings                                            132,741            99,135           113,288
   Guarantee of employee stock ownership plan debt and
      nonvested restricted stock                                 (1,624)           (2,029)           (1,544)
   Accumulated other comprehensive income (loss), net of tax      9,994            14,350            (6,104)
                                                             ----------        ----------         ---------
      Total shareholders' equity                                472,138           485,788           458,174
                                                             ----------        ----------        ----------
                                                             $6,165,497        $5,494,105        $6,029,442
                                                             ==========        ==========        ==========

              See accompanying notes to consolidated financial statements.

                                THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                           (dollars in thousands, except share data) (Unaudited)

                                                         Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                           2002          2001          2002          2001
                                                           ----          ----          ----          ----
Interest income
Interest and fees on loans                               $ 67,049      $ 80,415      $131,929      $165,821
Interest and dividends on securities:
   Taxable                                                 21,217        15,670        42,784        29,167
   Exempt from Federal income taxes                         1,064           954         2,155         1,964
                                                         --------      --------      --------      --------
      Total interest and dividends on securities           22,281        16,624        44,939        31,131
   Interest on short-term investments                         218           360           687           968
                                                         --------      --------      --------      --------
      Total interest income                                89,548        97,399       177,555       197,920
                                                         --------      --------      --------      --------
Interest expense
Interest on deposits                                       21,253        40,082        42,829        84,988
Interest on borrowed funds                                 13,665        13,356        26,690        26,025
                                                         --------      --------      --------      --------
   Total interest expense                                  34,918        53,438        69,519       111,013
                                                         --------      --------      --------      --------
   Net interest income                                     54,630        43,961       108,036        86,907
Provision for loan losses                                   6,244         5,600        12,482        10,108
                                                         --------      --------      --------      --------
   Net interest income after provision for loan losses     48,386        38,361        95,554        76,799
Noninterest income                                         13,515        13,125        25,275        26,040
Noninterest expenses                                       38,402        36,293        75,926        74,451
                                                         --------      --------      --------      --------
   Income before income taxes, minority interest, and
      cumulative effect of change in accounting principle  23,499        15,193        44,903        28,388
Income taxes                                                7,740         5,242        14,590         9,992
                                                         --------      --------      --------      --------
   Income before minority interest and cumulative
      effect of change in accounting principle             15,759         9,951        30,313        18,396
Minority interest in consolidated subsidiary, net of tax     (758)         (307)       (1,186)         (402)
                                                         --------      --------      --------      --------
   Income before cumulative effect of change in
      accounting principle                                 15,001         9,644        29,127        17,994
Cumulative effect of change in accounting principle,
   net of tax                                                   -             -             -           282
                                                         --------      --------      --------      ---------
      Net income                                         $ 15,001      $  9,644      $ 29,127      $ 18,276
                                                         ========      ========      ========      ========

Average common shares outstanding, basic               40,217,873    42,458,303    40,699,166    42,441,246
Average common shares outstanding, diluted             41,232,890    43,179,212    41,646,176    43,148,241
Per common share, basic:
Net income before cumulative effect of change in
   accounting principle                                    $ 0.37        $ 0.23        $ 0.72        $ 0.42
Cumulative effect of change in accounting principle             -             -             -          0.01
                                                           ------        ------        ------        ------
Net income                                                 $ 0.37        $ 0.23        $ 0.72        $ 0.43
                                                           ======        ======        ======        ======
Per common share, diluted:
Net income before cumulative effect of change in
   accounting principle                                    $ 0.36        $ 0.22        $ 0.70        $ 0.41
Cumulative effect of change in accounting principle             -             -             -          0.01
                                                           ------        ------        ------        ------
Net income                                                 $ 0.36        $ 0.22        $ 0.70        $ 0.42
                                                           ======        ======        ======        ======
Cash dividends declared per common share                   $ 0.12        $ 0.11        $ 0.24        $ 0.22
                                                           ======        ======        ======        ======

      See accompanying notes to consolidated financial statements.

                                THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                           (dollars in thousands, except share data) (Unaudited)



                                                                        Retained    Accumulated
                                 Shares of                              Earnings      Other
                                  Common       Common                     and      Comprehensive
                                  Stock        Stock      Surplus        Other*    Income (Loss)    Total
                                  -----        -----      -------        ------    -------------    -----

Balance, December 31, 2000       42,460,358   $ 42,460    $ 332,095     $ 87,538       $6,560     $ 468,653
Net income                                -          -            -       18,276            -        18,276
Other comprehensive income,
   net of tax of $3,769                   -          -            -            -        7,790         7,790
                                                                                                  ---------
Comprehensive income                      -          -            -            -            -        26,066
                                                                                                  ---------
Cash dividends declared
   ($0.22 per common share)               -          -            -       (9,273)           -        (9,273)
Common stock activity:
   Repurchase of stock              (60,000)       (60)      (1,872)           -            -        (1,932)
   Acquisitions                      15,270         15          135            -            -           150
   Dividend reinvestment plan        81,350         81        1,037            -            -         1,118
   Employee stock purchase plan       8,078          8          107            -            -           115
   Restricted stock plan             (2,711)        (2)         (37)         394            -           355
   Exercise of stock options         96,599         97          285            -            -           382
   Miscellaneous                          -          -          (17)         171            -           154
                                 ----------   --------    ---------     --------      -------     ---------
Balance, June 30, 2001           42,598,944   $ 42,599    $ 331,733     $ 97,106      $14,350     $ 485,788
                                 ==========   ========    =========     ========      =======     =========


Balance, December 31, 2001       41,228,976   $ 41,229    $ 311,305    $ 111,744     $ (6,104)    $ 458,174
Net income                                -          -            -       29,127            -        29,127
Other comprehensive income,
   net of tax of $7,766                   -          -            -            -       16,098        16,098
                                                                                                  ---------
Comprehensive income                      -          -            -            -            -        45,225
                                                                                                  ---------
Cash dividends declared
   ($0.24 per common share)               -          -            -       (9,674)           -        (9,674)
Common stock activity:
   Repurchase of stock           (1,135,600)    (1,136)     (24,181)           -            -       (25,317)
   Dividend reinvestment plan        34,244         34          648            -            -           682
   Employee stock purchase plan       5,331          6           98            -            -           104
   Restricted stock plan             59,096         59        1,583         (246)           -         1,396
   Exercise of stock options        149,715        150        1,196            -            -         1,346
   Miscellaneous                          -          -           36          166            -           202
                                 ----------   --------    ---------    ---------      -------     ---------
Balance, June 30, 2002           40,341,762   $ 40,342    $ 290,685    $ 131,117      $ 9,994     $ 472,138
                                 ==========   ========    =========    =========      =======     =========

* Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

        See accompanying notes to consolidated financial statements.


                                THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands) (Unaudited)
                                                                                Six Months Ended June 30,
                                                                          ---------------------------------
                                                                              2002                  2001
                                                                              ----                  ----
Cash flows from operating activities
Net income                                                                   $29,127               $18,276
Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation, amortization, and accretion, net                             15,145                14,393
   Provision for loan losses                                                  12,482                10,108
   Gain on sale of securities                                                   (278)                 (545)
   (Gain) loss on equity investments                                             139                (1,002)
   Loss on disposition of assets and liabilities                                   -                 1,232
   Gain on sale of loans                                                        (860)               (2,659)
   Gain on disposition of premises and equipment                                 (40)                 (332)
   (Gain) loss on disposition of other real estate owned                         405                  (203)
   Impairment loss from write-down of assets                                       -                   215
   Impairment recovery on mortgage servicing rights                             (177)                    -
   Loss on changes in fair value of hedges                                        11                    98
   Minority interest in consolidated subsidiary                                1,186                   402
   Cumulative effect of change in accounting principle                             -                  (282)
   Trading account assets, net                                                  (604)                  523
   Originations of mortgage loans held for sale                             (222,152)             (206,119)
   Sale of mortgage loans held for sale                                      209,909               209,156
   Other assets, net                                                          (4,160)                2,448
   Other liabilities, net                                                      2,710                16,732
                                                                           ---------             ---------
      Net cash provided by operating activities                               42,843                62,441
                                                                           ---------             ---------

Cash flows from investing activities
Sale of securities available for sale                                        307,363               137,993
Maturity or call of securities available for sale                            670,869               215,149
Maturity or call of securities held to maturity                                6,428                11,119
Purchase of securities available for sale                                   (971,207)             (454,806)
Purchase of securities held to maturity                                       (5,345)               (3,689)
Purchase of bank-owned life insurance                                              -               (25,000)
Origination of loans, net                                                   (199,382)             (195,469)
Sale of loans held for investment                                             11,349                     -
Sale of other real estate owned                                                2,874                 1,825
Sale of premises and equipment                                                 1,134                   746
Capital expenditures                                                          (5,660)               (3,143)
Disposition of assets and liabilities, net                                         -                   498
                                                                           ---------             ---------
   Net cash used for investing activities                                   (181,577)             (314,777)
                                                                           ---------             ---------

Cash flows from financing activities
Deposits, net                                                                116,024              (238,142)
Borrowed funds, net                                                          (54,809)              434,529
Issuance of minority interest stock, net                                      49,448                37,034
Cash dividends paid                                                           (9,780)               (9,349)
Cash dividends paid on minority interest                                      (1,376)                  (83)
Repurchase of common stock                                                   (25,317)               (1,932)
Other common stock activity                                                    2,334                 1,919
                                                                           ---------             ---------
    Net cash provided by financing activities                                 76,524               223,976
                                                                           ---------             ---------
Net change in cash and due from banks                                        (62,210)              (28,360)
Cash and cash equivalents at beginning of year                               240,667               183,907
                                                                           ---------             ---------
Cash and cash equivalents at end of period                                 $ 178,457             $ 155,547
                                                                           =========             =========

           See accompanying notes to consolidated financial statements.

                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      GENERAL

The foregoing unaudited consolidated financial statements include the accounts of The South Financial Group, Inc. and subsidiaries (collectively, "TSFG," except where the context requires otherwise). All significant intercompany accounts and transactions are eliminated in consolidation, and all adjustments considered necessary for a fair presentation of the results for interim periods presented have been included. (Such adjustments are normal and recurring in nature.) Certain prior year amounts have been reclassified to conform to 2002 presentations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" ("SFAS 4"), and an amendment of SFAS 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 requires that gains and losses from extinguishment of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("FASB Opinion 30"). Applying the provisions of FASB Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years, and early adoption is encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in FASB Opinion 30 for classification as an extraordinary item will be reclassified.

TSFG adopted SFAS 145 effective July 1, 2002. In connection with this adoption, TSFG reclassified losses on the early extinguishment of debt, which were incurred in the second half of 2001 and totaled $3.1 million pre-tax, as noninterest expenses.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144,

"Accounting for the Impairment or Disposal of Long-Lived Assets." Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, "Accounting for Asset Retirement Obligations." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Corporation is not known at this time.

(2)      SUPPLEMENTAL FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

The following presents the details for noninterest income and noninterest expense (in thousands):

                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                             ----------------------------      ----------------------------
                                                                   2002            2001              2002            2001
                                                                   ----            ----              ----            ----
Noninterest income:
  Service charges on deposit accounts                           $  5,421        $  4,812         $  10,328        $  9,180
  Fees for investment services                                     1,853           1,499             3,280           2,742
  Mortgage banking income                                          1,357           1,904             2,547           4,323
  Bank-owned life insurance                                        1,803           2,157             3,609           3,552
  Merchant processing income                                       1,715           1,747             2,963           2,961
  Gain on sale of securities                                         219              63               278             545
  Gain (loss) on equity investments                                 (150)            181              (139)          1,002
  Loss on disposition of assets and liabilities                        -            (970)                -          (1,232)
  Other                                                            1,297           1,732             2,409           2,967
                                                                --------        --------          --------        --------
    Total noninterest income                                    $ 13,515        $ 13,125          $ 25,275        $ 26,040
                                                                ========        ========          ========        ========

Noninterest expenses:
  Salaries and wages                                            $ 16,133        $ 14,480          $ 32,357        $ 29,094
  Employee benefits                                                3,925           3,327             8,303           7,407
  Furniture and equipment                                          3,483           3,333             7,079           6,731
  Occupancy                                                        3,686           3,541             7,231           7,204
  Professional fees                                                1,189           1,321             2,516           2,633
  Merchant processing expense                                      1,373           1,506             2,417           2,335
  Amortization of intangibles                                        281           1,432               591           3,002
  Impairment loss from write-down of assets                            -               -                 -             215
  Restructuring and merger-related recoveries                          -               -                 -            (413)
  Other                                                            8,332           7,353            15,432          16,243
                                                                --------        --------          --------        --------
    Total noninterest expenses                                  $ 38,402        $ 36,293          $ 75,926        $ 74,451
                                                                ========        ========          ========        ========

CONSOLIDATED STATEMENTS OF CASH FLOW

The following summarizes supplemental cash flow data (in thousands) for the six months ended June 30:

                                                                                                     2002            2001
                                                                                                     ----            ----
Interest paid                                                                                     $ 63,587       $ 108,980
Income taxes paid (refunded)                                                                        16,894          (9,153)
Significant non-cash investing and financing transactions are summarized as follows:
    Loans securitized and reclassed to available for sale securities                                     -         112,174
    Loans held for investment transferred to loans held for sale                                         -          75,000
    Change in unrealized gain on available for sale securities                                      23,650          12,059
    Loans transferred to other real estate owned                                                     6,006           3,192


(3) OTHER COMPREHENSIVE INCOME

The following summarizes other comprehensive income, net of tax (in thousands) for the six months ended June 30:

                                                                                                     2002              2001
                                                                                                     ----              ----
Unrealized gains on securities:
   Unrealized holding gains arising during the period                                              $23,726           $12,907
   Income tax expense                                                                               (7,712)           (4,253)
   Less: Reclassification adjustment for gains included in net income                                  (76)             (848)
           Income tax expense                                                                           25               299
Unrealized gains (losses) on cash flow hedges:
Cumulative effect of change in accounting principle                                                      -               (70)
   Income tax benefit                                                                                    -                26
   Unrealized gain (loss) on change in fair values                                                     214              (430)
   Income tax (expense) benefit                                                                        (79)              159
                                                                                                  --------           -------
                                                                                                  $ 16,098           $ 7,790
                                                                                                  ========           =======

(4)      BUSINESS COMBINATIONS

In March 2002, TSFG signed a definitive agreement to acquire Gulf West Banks, Inc. ("Gulf West"), headquartered in St. Petersburg, Florida. At June 30, 2002, Gulf West operated through 15 branches in the greater Tampa Bay area of Florida through its subsidiary, Mercantile Bank, and had total assets of $526.9 million. In the merger, TSFG will issue 4,465,141 shares of common stock and pay $32,400,178 in cash in exchange for all the shares of Gulf West common stock outstanding at closing, calculated on a fully diluted basis. This transaction, which is expected to close on August 31, 2002, will be accounted for using the purchase method of accounting and is subject to regulatory approvals. Gulf West shareholders approved the merger on July 11, 2002.

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

In connection with the transitional goodwill, SFAS 142 requires TSFG to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, TSFG had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. TSFG had until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, "Business Combinations," is compared to its carrying amount, both of which would be measured as of January 1, 2002.

TSFG has completed its analysis of the fair value of its intangible assets and determined that the goodwill associated with Carolina First Mortgage Company may be impaired. TSFG is currently completing the second step of its impairment analysis and expects to record a transitional impairment loss of approximately $1.4 million. This transitional impairment loss is expected to be recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income for the nine months ended September 30, 2002 (although it will not be reflected in the third quarter 2002 results since the impairment is reflected as of January 1, 2002). There was no change in the carrying amount of goodwill at June 30, 2002 compared to December 31, 2001.

As of the January 1, 2002 adoption of SFAS 142, TSFG had unamortized goodwill in the amount of $89.1 million, unamortized identifiable intangible assets in the amount of $5.5 million, and unamortized unidentifiable intangible assets in the amount of $2.5 million related to branch purchases. Under SFAS 142, the amortization of goodwill ceased effective January 1, 2002. The amortization of goodwill approximated $4.2 million pre-tax (or $4.1 million after tax) during 2001 and $2.3 million pre-tax (or $2.1 million after-tax) during the six months ended June 30, 2001. TSFG will continue to amortize the identifiable intangible assets, which relate to core deposit premiums, and unidentifiable intangible assets from branch purchases, which fall under the provisions of SFAS Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Also, see Notes 6 and 7 for additional financial statement disclosure requirements under SFAS 142.

The following presents the details for goodwill amortization expense and net income (in thousands, except share data):

                                                                Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                           ------------------------------   -----------------------------
                                                                 2002              2001           2002              2001
                                                                 ----              ----           ----              ----
Net income                                                    $ 15,001           $ 9,644       $ 29,127         $ 18,276
Amortization of goodwill, net of tax                                 -               999              -            2,096
                                                              --------          --------       --------         --------
Adjusted net income                                           $ 15,001          $ 10,643       $ 29,127         $ 20,372
                                                              ========          ========       ========         ========

Net income per common share, basic                            $   0.37          $   0.23       $   0.72         $   0.43
Amortization of goodwill, net of tax                                 -              0.02              -             0.05
                                                              --------          --------       --------         --------
Adjusted net income per common share, basic                   $   0.37          $   0.25       $   0.72         $   0.48
                                                              ========          ========       ========         ========

Net income per common share, diluted                          $   0.36          $   0.22       $   0.70         $   0.42
Amortization of goodwill, net of tax                                 -              0.02              -             0.05
                                                              --------          --------       --------         --------
Adjusted net income per common share, diluted                 $   0.36          $   0.24       $   0.70         $   0.47
                                                              ========          ========       ========         ========

(6)      INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

                                                                                      June 30,
                                                                         ---------------------------------          December 31,
                                                                               2002                2001                  2001
                                                                               ----                ----                  ----
Goodwill                                                                      $89,063           $ 94,367               $ 89,063
Core deposit premium                                                           14,546             15,816                 14,546
Less accumulated amortization                                                  (9,485)            (9,040)                (9,006)
                                                                              -------           --------               --------
                                                                                5,061              6,776                  5,540
                                                                              -------           --------               --------
Unidentifiable intangible assets from branch purchases                          5,002              6,264                  5,002
Less accumulated amortization                                                  (2,572)            (2,952)                (2,460)
                                                                              -------           --------               --------
                                                                                2,430              3,312                  2,542
                                                                              -------           --------               --------
                                                                              $96,554           $104,455               $ 97,145
                                                                              =======           ========               ========

Amortization of intangibles totaled $479,000 for core deposit premiums and $112,000 for unidentifiable intangible assets from branch purchases for the six months ended June 30, 2002. Amortization of intangibles totaled $713,000 for core deposit premium, $158,000 for unidentifiable intangible assets from branch purchases, and $2.1 million for goodwill for the six months ended June 30, 2001. Under SFAS 142, the amortization of goodwill ceased effective January 1, 2002. See Note 5.

The estimated amortization expense for core deposit premium for the years ended December 31 is as follows: $959,000 for 2002, $867,000 for 2003, $735,000 for
2004,  $666,000 for 2005,  $580,000 for 2006, and $1.7 million for all the years thereafter. These estimates exclude amortization expense for the core deposit premium related to TSFG's pending merger with Gulf West, expected to close on August 31, 2002. The estimated amortization expense for unidentifiable intangible assets from branch purchases is $186,000 for the years ended December 31, 2002, 2003, 2004, and 2005; $128,000 for the year ended December 31, 2006;
and $1.7 million for all the years thereafter.

(7)      MORTGAGE SERVICING RIGHTS

Capitalized mortgage servicing rights ("MSRs") totaled $7.3 million, $8.9 million, and $11.1 million at June 30, 2002, December 31, 2001, and June 30, 2001, respectively. Amortization expense for MSRs totaled $1.8 million and $2.2 million for the six months ended June 30, 2002 and 2001, respectively.

The estimated amortization expense for MSRs for the years ended December 31 is as follows: $3.1 million for 2002, $2.8 million for 2003, $2.7 million for 2004, $300,000 for 2005, and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

(8)      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

Carolina First Mortgage Loan Trust (the "REIT") is a majority-owned subsidiary of SCOREIT Inc., which is a wholly-owned subsidiary of Carolina First Bank, that holds real estate-related assets, including mortgage loans. Carolina First Bank is a wholly-owned banking subsidiary of TSFG. SCOREIT, Inc.'s ownership in the REIT is evidenced by common and preferred equity. On June 11, 2002, Carolina First Bank sold 131 shares of the REIT's Series 2000A Cumulative Fixed Rate Preferred Shares (the "Series A Trust Preferred Stock") and 385 shares of the REIT's Series 2002C Cumulative Floating Rate Preferred Shares (the "Series C Trust Preferred Stock") to institutional buyers. The Series A Trust Preferred Stock and Series C Trust Preferred Stock have a stated value of $100,000 per share. Proceeds to Carolina First Bank from these sales totaled approximately $49.4 million, net of issuance costs totaling $2.2 million, and are reported as minority interest in consolidated subsidiary on the consolidated balance sheet. The minority interest in consolidated subsidiary qualifies as capital under Federal Reserve Board guidelines.

In 2001, Carolina First Bank sold 132 shares of Series A Trust Preferred Stock and 250 shares of the REIT's Series 2000B Cumulative Floating Rate Preferred Shares (the "Series B Trust Preferred Stock") to institutional buyers. For details on the Series A Trust Preferred Stock and Series B Trust Preferred Stock, see TSFG's Annual Report on Form 10-K for the year ended December 31, 2001.

Dividends on the Series C Trust Preferred Stock are cumulative, and will accrue whether or not the REIT has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared. The dividends for the Series C Trust Preferred Stock are computed at a rate per annum equal to three month LIBOR plus 350 basis points of the stated value and are payable quarterly.

The shares of Series C Trust Preferred Stock are mandatorily redeemable on May 31, 2012, or upon earlier redemption as provided in the terms of the Series C Trust Preferred Stock. TSFG has the right to redeem the Series C Trust Preferred Stock in whole or in part, on or after May 31, 2007, on any quarterly dividend payment date, at redemption price equal to the liquidation value ($100,000 per share). After the occurrence of a tax event or capital event (as defined in the terms of the Series C Trust Preferred Stock), TSFG may redeem all or a portion of the Series C Trust Preferred Stock at a redemption price equal to 101% of the liquidation value if the redemption is prior to May 31, 2007 or 100% of the liquidation value thereafter.

The dividends earned by institutional holders of the Series A Trust Preferred Stock, the Series B Trust Preferred Stock, and the Series C Trust Preferred Stock for the six months ended June 30, 2002 amounted to $1.2 million (net of related income taxes of $697,000) and have been expensed on TSFG's consolidated statement of income as minority interest in consolidated subsidiary.

(9)      AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding.

                                                                                          Three Months Ended June 30,
                                                                                     --------------------------------------
                                                                                          2002                   2001
                                                                                          ----                   ----
Basic:
Average common shares outstanding (denominator)                                         40,217,873             42,458,303
                                                                                        ==========             ==========

Diluted:
Average common shares outstanding                                                       40,217,873             42,458,303
Dilutive potential common shares                                                         1,015,017                720,909
                                                                                        ----------             ----------
Average diluted shares outstanding (denominator)                                        41,232,890             43,179,212
                                                                                        ==========             ==========

                                                                                           Six Months Ended June 30,
                                                                                     --------------------------------------
                                                                                          2002                   2001
                                                                                          ----                   ----
Basic:
Average common shares outstanding (denominator)                                         40,699,166             42,441,246
                                                                                        ==========             ==========

Diluted:
Average common shares outstanding                                                       40,699,166             42,441,246
Dilutive potential common shares                                                           947,010                706,995
                                                                                        ----------             ----------
Average diluted shares outstanding (denominator)                                        41,646,176             43,148,241
                                                                                        ==========             ==========

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

                                                                                        Number             Range of
                                                                                      of Shares        Exercise Prices
                                                                                      ---------        ---------------
For the three months ended
   June 30, 2002                                                                         760,594       $22.34 to $31.26
   June 30, 2001                                                                       1,258,630       $16.64 to $31.26

For the six months ended
   June 30, 2002                                                                         942,437       $21.06 to $31.26
   June 30, 2001                                                                       1,495,782       $15.40 to $31.26

(10)     COMMITMENTS AND CONTINGENT LIABILITIES

TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG's consolidated financial position or results of operations.

On November 4, 1996, a derivative shareholder action was filed in the South Carolina Circuit Court for Greenville County against TSFG and several of its officers. The complaint was subsequently amended several times. The amended complaint names as additional defendants the majority of the directors of TSFG and Carolina First Bank. The named plaintiffs in the amended complaints are TSFG, pursuant to Section 33-7-400 of the South Carolina Code of Laws, by and through several named minority shareholders. Plaintiffs allege four causes of action based generally on the payment to the defendant officers of a bonus in stock held by TSFG in Affinity Technology Group, Inc. ("Affinity") as a reward for their efforts in connection with the Affinity investment, and other matters. The complaint seeks damages for the benefit of TSFG in the amount of approximately $32 million. TSFG believes that this lawsuit is without merit and has defended it vigorously. The trial court granted the Company's motion to dismiss the lawsuit on November 26, 1997. The plaintiffs appealed. On November 1, 2000, the South Carolina Court of Appeals affirmed the dismissal of the lawsuit. The plaintiffs have sought further review by the South Carolina Supreme Court. That appeal is currently pending before the state Supreme Court.

(11)     BUSINESS SEGMENTS

TSFG has three principal operating subsidiaries, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments, Carolina First Bank and Citrus Bank, engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, coastal North Carolina and on the Internet. Citrus Bank offers products and services primarily to customers in its market areas in northern and central Florida. Revenues for Carolina First Bank and Citrus Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

TSFG evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in TSFG's Annual Report on Form 10-K for the year ended December 31, 2001.

Segment information (in thousands) is shown in the table below. The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.

                                                       Carolina       Citrus                   Eliminating
                                                      First Bank       Bank        Other         Entries         Total
                                                      ----------       ----        -----         -------         -----
Three Months Ended June 30, 2002:
Net interest income                                     $ 48,225      $ 7,848     $ (1,443)            $ -       $ 54,630
Provision for loan losses                                  4,290        1,968          (14)              -          6,244
Noninterest income                                        10,954        1,147       15,485         (14,071)        13,515
Noninterest expense                                       32,047        5,468       14,958         (14,071)        38,402
     Amortization of intangibles                             281            -            -               -            281
Income tax expense                                         7,433          385          (78)              -          7,740
Minority interest in consolidated
  subsidiary, net of tax                                    (758)           -            -               -           (758)
Net income                                                14,651        1,174         (824)              -         15,001

Three Months Ended June 30, 2001:
Net interest income                                     $ 38,739      $ 5,979       $ (757)            $ -       $ 43,961
Provision for loan losses                                  3,503        1,984          113               -          5,600
Noninterest income                                         9,488          874       15,241         (12,478)        13,125
Noninterest expense                                       31,157        4,763       12,851         (12,478)        36,293
     Amortization of intangibles                           1,380            -           52               -          1,432
Income tax expense                                         5,336           37         (131)              -          5,242
Minority interest in consolidated
  subsidiary, net of tax                                    (307)           -            -               -           (307)
Net income                                                 7,924           69        1,651               -          9,644

Six Months Ended June 30, 2002:
Net interest income                                     $ 95,918     $ 14,894     $ (2,776)            $ -      $ 108,036
Provision for loan losses                                  8,440        4,047           (5)              -         12,482
Noninterest income                                        20,068        2,103       30,075         (26,971)        25,275
Noninterest expense                                       61,639       10,496       30,762         (26,971)        75,926
     Amortization of intangibles                             591            -            -               -            591
Income tax expense                                        14,703          783         (896)              -         14,590
Minority interest in consolidated
  subsidiary, net of tax                                  (1,186)           -            -               -         (1,186)
Net income                                                30,018        1,671       (2,562)              -         29,127

Six Months Ended June 30, 2001:
Net interest income                                     $ 77,087     $ 11,385     $ (1,565)            $ -       $ 86,907
Provision for loan losses                                  6,939        2,944          225               -         10,108
Noninterest income                                        18,978        1,408       31,966         (26,312)        26,040
Noninterest expense                                       64,001        9,410       27,352         (26,312)        74,451
     Amortization of intangibles                           2,897            -          105               -          3,002
Income tax expense                                         9,368          156          468               -          9,992
Minority interest in consolidated
  subsidiary, net of tax                                    (402)           -            -               -           (402)
Cumulative effect of change in
  accounting principal, net of tax                             -            -          282               -            282
Net income                                                15,355          283        2,638               -         18,276

                                                       Carolina       Citrus                   Eliminating
                                                      First Bank       Bank        Other         Entries         Total
                                                      ----------       ----        -----         -------         -----
June 30, 2002:
Total assets                                         $ 5,404,998    $ 875,295    $ 666,045      $ (780,841)    $6,165,497
Loans                                                  3,238,428      729,552       35,540         (68,479)     3,935,041
Deposits                                               3,141,045      616,528            -         (33,956)     3,723,617

June 30, 2001:
Total assets                                         $ 4,880,808    $ 701,888    $ 601,627      $ (690,218)    $5,494,105
Loans                                                  3,214,070      582,562        5,813               -      3,802,445
Deposits                                               3,184,203      495,737            -         (23,524)     3,656,416

(12)     SUBSEQUENT EVENTS

SECURITIES

Subsequent to June 30, 2002, TSFG transferred approximately $200 million from available for sale securities to trading securities at fair value. The unrealized gain at the date of transfer, which totaled $1.6 million, will be recognized in noninterest income in the consolidated statement of income for the third quarter 2002. TSFG subsequently sold $101.3 million of these securities. In July 2002, TSFG sold $300.0 million of U.S. treasury securities from available for sale securities for a gain of $783,000. In July 2002, TSFG also purchased $350.0 million of U.S. treasury securities, classified as trading securities, and contemporaneously hedged this purchase with futures contracts. Any ineffectiveness resulting from differences between the changes in fair value of the U.S. treasury securities and the futures contracts will be recognized in the consolidated statements of income as gains or losses in trading securities. See Item 2, "Securities."

TRUST PREFERRED DEBT

On July 11, 2002, TSFG Capital Trust 2002-A (the "Capital Trust 2002-A"), a wholly-owned subsidiary of TSFG, issued and sold floating rate securities having an aggregate liquidation amount of $25.0 million (the "Capital Securities 2002-A") to institutional buyers in a pooled trust preferred issue. The Capital Securities 2002-A generated gross proceeds of $25.0 million. The Capital Trust 2002-A loaned these proceeds to the parent company to use for general corporate purposes. Issuance costs from the July 11, 2002 sale totaled $750,000. The trust preferred debt qualifies as tier 1 capital under Federal Reserve Board guidelines.

The Capital Securities 2002-A accrue and pay distributions quarterly at a rate per annum equal to three-month LIBOR plus 365 basis points. This rate may not exceed 12.5% through July 2007. The distributions payable on the Capital Securities 2002-A are cumulative and payable quarterly in arrears. TSFG has the right, subject to events of default, to defer payments of interest on the Capital Securities 2002-A for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of October 7, 2032. TSFG has no current intention to exercise its right to defer payments of interest on the Capital Securities 2002-A.

The Capital Securities 2002-A are mandatorily redeemable upon maturity on October 7, 2032. TSFG has the right to redeem the Capital Securities 2002-A in whole or in part, on or after July 7, 2007. If the Capital Securities 2002-A are redeemed on or after July 7, 2007, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, TSFG may redeem the Capital Securities 2002-A in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

On July 30, 2002, South Financial Capital Trust II (the "Capital Trust II"), a wholly-owned subsidiary of TSFG, issued and sold floating rate securities having an aggregate liquidation amount of $17.5 million (the "Capital Securities II") to institutional buyers in a pooled trust preferred issue. The Capital Securities II generated gross proceeds of $17.5 million. The Capital Trust II loaned these proceeds to the parent company to use for general corporate purposes. The trust preferred debt qualifies as tier 1 capital under Federal Reserve Board guidelines. Issuance costs from the July 30, 2002 sale totaled $574,000.

The Capital Securities II accrue and pay distributions semi-annually at a rate per annum equal to six-month LIBOR plus 362.5 basis points. This rate may not exceed 12.0% through July 30, 2007. The distributions payable on the Capital Securities II are cumulative and payable quarterly in arrears. TSFG has the right, subject to events of default, to defer payments of interest on the Capital Securities II for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of July 30, 2032. TSFG has no current intention to exercise its right to defer payments of interest on the Capital Securities II.

The Capital Securities II are mandatorily redeemable upon maturity on July 30, 2032. TSFG has the right to redeem the Capital Securities II in whole or in part, on or after July 30, 2007. If the Capital Securities II are redeemed on or after July 30, 2007, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, TSFG may redeem the Capital Securities II in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

REDEMPTION OF SUBORDINATED NOTES

TSFG is redeeming its 9.00% Subordinated Notes Due 2005 (the "Notes") on August 31, 2002. This constitutes a full redemption of all of the outstanding Notes, which have a current principal balance of $26.3 million. The Notes are being redeemed at their par value. The associated unamortized issuance costs, which had a balance of $376,000 at June 30, 2002, will be written off on the redemption date.

(13)     MANAGEMENT'S OPINION

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

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are presented to assist in understanding the financial condition and results of operations of The South Financial Group, Inc. and its subsidiaries ("TSFG", which also may be referred to as "we", "us", or "our", except where the context requires otherwise). This discussion should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2001. Results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

TSFG, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial holding company, which commenced banking operations in December 1986, and conducted business through 70 locations in South Carolina, 5 locations in North Carolina and 16 locations in northern and central Florida as of June 30, 2002. TSFG operates through two wholly-owned subsidiary banks: Carolina First Bank, a South Carolina state-chartered commercial bank, and Citrus Bank, a Florida state-chartered commercial bank (which are collectively referred to as the "Subsidiary Banks"). Through our subsidiaries, we provide a full range of financial services, including asset management, investments, insurance, and trust services, designed to meet substantially all of the financial needs of our customers.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

o    risks from changes in economic, monetary policy, and industry conditions;
o changes in interest rates, deposit rates, the net interest margin, and funding sources;
o    market risk and inflation;
o risks inherent in making loans including repayment risks and value of collateral;
o loan growth, the adequacy of the allowance for loan losses, and the assessment of problem loans;
o    fluctuations in consumer spending;
o competition in the banking industry and demand for our products and services;
o    dependence on senior management;
o    technological changes;
o    ability to increase market share;
o    expense projections;
o risks associated with income taxes, including the potential for adverse adjustments;
o    acquisitions, related cost savings, and expected financial results;
o    changes in accounting policies and practices;
o    costs and effects of litigation; and
o    recently-enacted or proposed legislation.

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

PENDING MERGER

In March 2002, TSFG signed a definitive agreement to acquire Gulf West Banks, Inc. ("Gulf West"), headquartered in St. Petersburg, Florida. At June 30, 2002, Gulf West operated through 15 branches in the greater Tampa Bay area of Florida through its subsidiary, Mercantile Bank, and had total assets of $526.9 million. In the merger, TSFG will issue 4,465,141 shares of common stock and pay $32,400,178 in cash in exchange for all the shares of Gulf West common stock outstanding at closing, calculated on a fully diluted basis. This transaction, which is expected to close on August 31, 2002, will be accounted for using the purchase method of accounting and is subject to regulatory approvals. Gulf West shareholders approved the merger on July 11, 2002.

EARNINGS REVIEW

OVERVIEW

Net income for the six months ended June 30, 2002 totaled $29.1 million, up 59.4% compared with $18.3 million for the six months ended June 30, 2001. Earnings per diluted share for the first half of 2002 were $0.70, a 66.7% increase from $0.42 per diluted share in the first half of 2001. Higher net interest income and efficiency improvements contributed to the increases in net income and earnings per diluted share. Net interest income increased from a higher net interest margin and growth in average earning assets. Key factors responsible for TSFG's results of operations are discussed throughout Management's Discussion and Analysis below.

Average common shares outstanding on a diluted basis were 41.6 million in the first six months of 2002, down 3.5% from 43.1 million for first six months of 2001. In connection with share repurchase programs, TSFG repurchased and cancelled 1,135,600 shares during the first half of 2002.

At June 30, 2002, TSFG had approximately $6.2 billion in assets, $3.9 billion in loans, $3.7 billion in deposits, and $472.1 million in shareholders' equity. At June 30, 2002, the ratio of nonperforming assets to loans and other real estate owned was 1.19%.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities to support such assets as well as such items as loan fees and dividend income. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 1 presents average balance sheets and a net interest income analysis on a tax equivalent basis for the three and six months ended June 30, 2002 and 2001.

Table 1
-----------------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
-----------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                               Three Months Ended June 30,
                                            ------------------------------------------------------------
                                                           2002                            2001
                                            ----------------------------   -----------------------------
                                              Average    Income/   Yield/    Average     Income/   Yield/
                                              Balance    Expense   Rate      Balance     Expense   Rate
                                              -------    -------   ----      -------     -------   ----
Assets
Earning assets
  Loans (1)                                  $3,886,445  $ 67,049   6.92%    $3,772,618  $ 80,415  8.55 %
  Investment securities (taxable) (2)         1,598,062    21,217   5.31        960,795    15,670  6.54
  Investment securities (nontaxable) (3)         91,674     1,636   7.14         79,644     1,468  7.39
  Interest-bearing bank balances                 49,324       218   1.77         24,174       360  5.97
                                             ----------  --------            ----------  --------
      Total earning assets                    5,625,505    90,120   6.43      4,837,231    97,913  8.12
                                             ----------  --------            ----------  --------
  Non-earning assets                            505,331                         540,780
                                             ----------                      ----------
      Total assets                           $6,130,836                      $5,378,011
                                             ==========                      ==========

Liabilities and shareholders' equity
Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                         $ 585,400   $ 1,791   1.23      $ 584,918   $ 3,831  2.63
    Savings                                     117,284       216   0.74        114,033       629  2.21
    Money market                                700,293     2,898   1.66        726,923     7,083  3.91
    Time deposits                             1,722,779    16,348   3.81      1,832,885    28,539  6.25
                                             ----------   -------             ---------   -------
      Total interest-bearing deposits         3,125,756    21,253   2.73      3,258,759    40,082  4.93
   Borrowings                                 1,912,274    13,665   2.87      1,054,261    13,356  5.08
                                             ----------   -------             ---------   -------
    Total interest-bearing liabilities        5,038,030    34,918   2.78      4,313,020    53,438  4.97
                                                          -------                         -------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits                525,368                         473,997
    Other noninterest-bearing liabilities        74,606                          89,462
                                              ---------                      ----------
      Total liabilities                       5,638,004                       4,876,479
Minority interest in consolidated subsidiary (4) 38,701                          18,877
Shareholders' equity                            454,131                         482,655
                                              ---------                      ----------
  Total liabilities and shareholders'        $6,130,836                      $5,378,011
     equity                                  ==========                      ==========
Net interest margin                                     $ 55,202    3.94%               $ 44,475   3.69 %
                                                        ========                        ========
Tax-equivalent adjustment (3)                              $ 572                           $ 514
                                                        ========                        ========

(1)  Nonaccrual loans are included in average balances for yield computations.
(2) The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.
(3) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4) The minority interest in consolidated subsidiary pertains to REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends.
Note:  Average balances are derived from daily balances.

Table 1 (Continued)
------------------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                    Six Months Ended June 30,
                                           ---------------------------------------------------------------
                                               2002                            2001
                                           -----------------------------    ------------------------------
                                             Average     Income/   Yield/     Average    Income/   Yield/
                                             Balance     Expense  Rate        Balance    Expense    Rate
Assets
Earning assets
  Loans (1)                                 $ 3,830,972  $131,929  6.94 %   $ 3,760,969   $165,821   8.89 %
  Investment securities (taxable) (2)         1,620,800    42,784  5.28         884,855     29,167   6.65
  Investment securities (nontaxable) (3)         91,668     3,315  7.23          82,128      3,022   7.42
  Interest-bearing bank balances                 79,863       687  1.73          31,963        968   6.11
                                            -----------  --------            ----------   --------
      Total earning assets                    5,623,303   178,715  6.41       4,759,915    198,978   8.43
                                            -----------  --------            ----------   --------
  Non-earning assets                            509,226                         537,832
                                            -----------                      ----------
      Total assets                          $ 6,132,529                      $5,297,747
                                            ===========                      ==========

Liabilities and shareholders' equity
Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                         $ 590,027   $ 3,601  1.23       $ 577,188    $ 8,214   2.87
    Savings                                     116,011       430  0.75         114,624      1,317   2.32
    Money market                                716,822     5,813  1.64         730,996     15,504   4.28
    Time deposits                             1,700,075    32,985  3.91       1,888,678     59,953   6.40
                                              ---------   -------            ----------    -------
      Total interest-bearing deposits         3,122,935    42,829  2.77       3,311,486     84,988   5.18
   Borrowings                                 1,931,030    26,690  2.79         956,513     26,025   5.49
                                              ---------   -------            ----------    -------
    Total interest-bearing liabilities        5,053,965    69,519  2.77       4,267,999    111,013   5.25
                                                          -------            ----------    -------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits                510,522                         456,124
    Other noninterest-bearing liabilities        70,507                          79,610
                                              ---------                      ----------
      Total liabilities                       5,634,994                       4,803,733
Minority interest in consolidated subsidiary (4) 37,866                          12,023
Shareholders' equity                            459,669                         481,991
                                              ---------                      ----------
  Total liabilities and shareholders'        $6,132,529                      $5,297,747
     equity                                  ==========                      ==========
Net interest margin                                      $109,196  3.92 %                 $87,965    3.73 %
                                                         ========                         =======
Tax-equivalent adjustment (3)                            $  1,160                         $ 1,058
                                                         ========                         =======

(1)  Nonaccrual loans are included in average balances for yield computations.
(2) The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.
(3) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4) The minority interest in consolidated subsidiary pertains to REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends.
Note: Average balances are derived from daily balances.

Fully tax-equivalent net interest income for the first six months of 2002 increased $21.2 million, or 24.1%, to $109.2 million from $88.0 million in the first six months of 2001. The net interest margin increased to 3.92% in the first half of 2002 from 3.73% in the first half of 2001. These increases were due to the increase in average earning assets, the prompt repricing of funding sources as the Federal Reserve lowered rates during 2001, and repricing maturing certificates of deposit at significantly lower rates.

Average earning assets grew $863.4 million, or 18.1%, to $5.6 billion in the first half of 2002 from $4.8 billion in the first half of 2001, primarily from higher investment securities. Average loans remained relatively flat, unadjusted for the July and December 2001 sales of $150.3 million of residential mortgage loans from the held for investment portfolio, at $3.8 billion in both the first six months of 2002 and 2001 with growth of $70.0 million. Average investment securities, excluding the average net unrealized securities gains, increased from $967.0 million in the first half of 2001 to $1.7 billion in the first half of 2002. During 2001, prepayments of mortgage-backed securities accelerated. TSFG increased the U.S. Treasury security portfolio by $520.1 million during the fourth quarter of 2001, largely in anticipation of additional prepayments. TSFG purchased these securities to leverage the capital position (which takes advantage of opportunities to increase net interest income) and to manage interest rate risk.

During 2001, the Federal Reserve reduced the target for the federal funds rate 11 times for a total of 475 basis points. Five of these reductions occurred in the last six months of the year for a total of 200 basis points. The majority of our variable rate loans, which constitute approximately 52% of the loan portfolio, reprice immediately following changes in interest rates by the Federal Reserve. During the last half of 2001, the net interest margin improved, primarily from repricing certificates of deposits at significantly lower rates and prepaying higher-cost Federal Home Loan Bank ("FHLB") advances. Accordingly, as TSFG reduced its interest rates during the year, the decline in the funding source rate outpaced the decline in the earning asset yield. From the first six months of 2001 to the first six months of 2002, the earning asset yield declined 202 basis points to 6.41%, whereas the funding source rate declined 248 basis points to 2.77%.

TSFG expects certificates of deposit to continue to reprice downward in the second half of 2002, although with a lesser benefit than that realized in 2001. TSFG's certificates of deposit include approximately $158.5 million that presently pay an annualized percentage yield equal to or slightly higher than 7%, which mature during the last half of 2002. As a result of the significant decline in interest rates in 2001, the current market rates for similar certificates of deposits are significantly lower. Excluding these 7%
certificates of deposit, the magnitude of additional downward repricing opportunities related to certificates of deposit and other interest-bearing deposits is limited.

Average total deposits declined to $3.6 billion during the first six months of 2002 from $3.8 billion during the first six months of 2001. These balances declined due to the competitive nature of the deposit markets. TSFG has elected to keep deposit rates offered on par with competitors and reduce deposit rate-driven promotions. Average borrowings increased to $1.9 billion during the six months ended June 30, 2002 from $956.5 million during the six months ended June 30, 2001 due to repurchase agreements and the use of other funding sources, such as FHLB advances, to fund the growth in earning assets. Repurchase agreements, which increased in connection with TSFG's purchases of securities to leverage the capital position, accounted for the majority of this increase.

Deposits generated through Bank CaroLine, an Internet banking division of Carolina First Bank, generally pay higher rates than those offered by our branch locations. During the first six months of 2002, TSFG priced the Bank CaroLine deposits less aggressively than it did in 2001 in an effort to lower the overall cost of funds. Bank CaroLine deposits totaled $38.7 million as of June 30, 2002 compared with $55.3 million and $155.1 million as of December 31, 2001 and June 30, 2001, respectively.

During the last half of 2001, TSFG sold available for sale investment securities resulting in a $3.1 million pre-tax gain. In addition, during this same period, TSFG recorded a $3.1 million pre-tax loss associated with the early extinguishment of approximately $54.3 million in FHLB advances. TSFG engaged in these transactions to take advantage of the opportunity to reinvest the proceeds and refinance the borrowings at more favorable rates, thereby enhancing net interest income. TSFG continues to evaluate the relative cost and benefit of incurring additional prepayment penalties from the early extinguishment of debt. TSFG is also redeeming its 9.00% Subordinated Notes Due 2005 on August 31, 2002. See "Borrowed Funds."

PROVISION FOR LOAN LOSSES

The provision for loan losses is recorded to bring the allowance for loan and lease losses (the "Allowance") to a level deemed appropriate by management based on factors discussed in "Balance Sheet Review - Allowance for Loan Losses." The provision for loan losses was $12.5 million and $10.1 million for the first six months of 2002 and 2001, respectively. The increase was attributable to continued loan growth, higher loan losses, and uncertain economic conditions.

The Allowance equaled 1.20% and 1.18% of loans held for investment as of June 30, 2002 and 2001, respectively. Although nonperforming loans increased by $3.8 million over this period, specific reserves allocated to impaired loans, which consist of commercial nonaccrual loans, did not increase proportionately. Based on management's analysis of impairment as defined in Statement of Financial Accounting Standards ("SFAS") 114, specific reserves allocated to impaired loans totaled $4.3 million, or 12.0% of impaired loans at June 30, 2002, compared with $6.8 million and 20.7% of impaired loans at June 30, 2001. See "Allowance for Loan Losses."

NONINTEREST INCOME

Noninterest income totaled $25.3 million in the first six months of 2002, compared with $26.0 million in the first six months of 2001. Mortgage banking income declined $1.8 million, as net gains of $1.0 million related to the securitization of mortgage loans and sale of mortgage servicing rights were realized during the first six months of 2001. In addition, mortgage banking income declined as a result of a smaller servicing portfolio and the outsourcing of servicing to outside, third party servicers, beginning in 2002. Increases in service charges on deposit accounts and fees for investment services of $1.1 million and $538,000, respectively, partially offset the decline in mortgage banking income. Table 2 shows the components of noninterest income for the three and six months ended June 30, 2002 and 2001.

Table 2
--------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NONINTEREST INCOME
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                           Three Months Ended            Six Months Ended
                                                                                 June 30,                     June 30,
                                                                     --------------------------   --------------------------
                                                                         2002          2001           2002          2001
                                                                         ----          ----           ----          ----
Service charges on deposit accounts                                    $ 5,421       $ 4,812       $ 10,328       $ 9,180
Fees for investment services                                             1,853         1,499          3,280         2,742
Mortgage banking income                                                  1,357         1,904          2,547         4,323
Bank-owned life insurance                                                1,803         2,157          3,609         3,552
Merchant processing income                                               1,715         1,747          2,963         2,961
Other                                                                    1,330         1,793          2,472         3,107
                                                                      --------      --------       --------      --------
   Noninterest income, excluding gain (loss) on asset sales             13,479        13,912         25,199        25,865
                                                                      --------      --------       --------      --------
Gain on available for sale securities                                      186             2            215           405
Gain (loss) on equity investments                                         (150)          181           (139)        1,002
Loss on disposition of assets and liabilities                                -          (970)             -        (1,232)
                                                                      --------      --------       --------      --------
   Gain (loss) on asset sales                                               36          (787)            76           175
                                                                      --------      --------       --------      --------
   Total noninterest income                                           $ 13,515      $ 13,125       $ 25,275      $ 26,040
                                                                      ========      ========       ========      ========

Noninterest income included gains on asset sales of $76,000 and $175,000 in the first six months of 2002 and 2001, respectively. During the first half of 2002, the loss on equity investment included a $150,000 write-off of an investment in a technology company. This loss was partially offset by an $11,000 gain on the sale of an investment in a community bank. During the six months ended June 30, 2001, the gain on equity investments included $1.1 million from the exchange of Star Systems, Inc. stock for stock of Concord EFS, Inc. (a publicly-traded company) and the subsequent sale of the investment in Concord EFS, Inc., as well as a $63,000 gain from the sale of common stock of Affinity Technology Group, Inc. These gains were partially offset by a $200,000 loss associated with the write-down of an Internet-related investment. During the first six months of 2001, the loss on disposition of assets and liabilities related to a $970,000 loss associated with the sale of four branch office locations, which closed in July 2001, and a $262,000 loss associated with the sale-leaseback of a branch office.

Service charges on deposit accounts, the largest contributor to noninterest income, rose 12.5% to $10.3 million in the first six months of 2002 from $9.2 million for the same period in 2001. The increase was attributable to attracting new transaction accounts, improving collection of fees, and revising fee structures to reflect competitive pricing. Average balances for deposit transaction accounts, which impact service charges, increased approximately 2.9% for the same period.

Fees for investment services, which include trust and brokerage income, for the first half of 2002 and 2001 were approximately $3.3 million and $2.7 million, respectively. During this period, brokerage income increased $343,000, and trust income increased $195,000. At June 30, 2002 and 2001, the market value of assets administered by the trust department totaled $676.2 million and $769.2 million, respectively.

Mortgage banking income includes origination fees, servicing fees (net of the related amortization for the mortgage-servicing rights and subservicing payments), gains and losses on sales of mortgage loans (both current production and portfolio loans), gains and losses on sales of mortgage servicing rights, and losses and recoveries related to the impairment of mortgage-servicing rights. Mortgage banking income in the first six months of 2002 decreased $1.8 million to $2.5 million from $4.3 million in the first six months of 2001. In March 2001, TSFG securitized mortgage portfolio loans resulting in a $1.6 million gain in the first half of 2001. This gain was partially offset by $546,000 in losses from the March 2001 sale of mortgage servicing rights related to approximately $949 million in mortgage loans.

TSFG realigned its mortgage banking strategy to place more emphasis on mortgage originations. In connection with these efforts, TSFG securitized mortgage loans, sold mortgage loans, and sold mortgage-servicing rights in 2001. Beginning in December 2001, TSFG contracted with non-affiliated companies to service mortgage loans for TSFG's affiliates. TSFG expects its 2002 mortgage banking income to decrease as a result of the declining servicing portfolio and the outsourcing of servicing to third party servicers.

Mortgage loans originated by TSFG originators totaled approximately $212.1 million and $96.4 million in the first six months of 2002 and 2001, respectively. Mortgage origination volumes by TSFG originators increased in the first half of 2002 due to lower mortgage loan rates and the hiring of additional mortgage originators. First half of 2001 mortgage loan originations also included $89.2 million attributable to correspondent relationships. TSFG discontinued its correspondent relationships in the second quarter of 2001. With the realignment of the mortgage banking strategy in 2001, the benefit associated with correspondent originations, which were principally related to increasing the servicing volumes, diminished.

CF Mortgage's total servicing portfolio includes mortgage loans owned by Carolina First Bank, mortgage loans owned by Citrus Bank, and other mortgage loans for which Carolina First Bank owns the rights to service. At June 30, 2002, CF Mortgage's servicing portfolio included 7,305 loans having an aggregate principal balance of approximately $619.3 million. At June 30, 2001, the aggregate principal balance for CF Mortgage's servicing portfolio totaled $1.9 billion, significantly higher than June 30, 2002 due to sales of mortgage servicing rights and mortgage portfolio loans during 2001. Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights.

First half of 2002 mortgage banking income also included a $393,000 reduction in the gain associated with the fourth quarter 2001 sale of portfolio mortgage loans. In addition, TSFG recorded a $177,000 recovery of impairment from the valuation of mortgage servicing rights. In the first half of 2001, TSFG recorded a $280,000 charge for impairment from the valuation of mortgage servicing rights. At June 30, 2002, the valuation allowance for capitalized mortgage servicing rights totaled $892,000.

Bank-owned life insurance income remained relatively constant at $3.6 million for both the first six months of 2002 and 2001. Merchant processing income also remained constant at $3.0 million for both periods.

Other noninterest income totaled $2.5 million in the first half of 2002, compared with $3.1 million in the first half of 2001. This decrease was primarily the result of $405,000 in losses on the sale of real estate acquired in partial or total satisfaction of problem loans in the first half of 2002, compared with a $203,000 gain for the first half of 2001. Other noninterest income includes income related to customer service fees, debit cards, insurance commissions, and international banking services. These fee income sources, except for insurance commissions, increased over the prior year and the preceding quarter, due in part to TSFG's rollout of Elevate, a customer-centered sales process.

NONINTEREST EXPENSES

Noninterest expenses increased to $75.9 million in the first six months of 2002 from $74.5 million in the first six months of 2001. Noninterest expenses in the first quarter of 2001 included a $413,000 recovery of restructuring and merger-related costs (which related to the sale of real estate at prices higher than estimated) and a $215,000 impairment loss from the write down of assets (which was primarily related to lease termination fees for abandoned locations). Excluding these other charges, noninterest expenses increased $1.3 million, or 1.7%, to $75.9 million for the first half of 2002 from $74.6 million for the first half of 2001. Increases in salaries, wages, and employee benefits were partially offset by lower amortization of intangibles from ceasing goodwill amortization.

Salaries, wages, and employee benefits increased to $40.7 million in the first six months of 2002 from $36.5 million in the first six months of 2001. Full-time equivalent employees were basically unchanged at 1,379 and 1,381 as of June 30, 2002 and 2001, respectively. The increase in personnel expense was attributable to adding revenue-producing associates, at a higher cost per full-time equivalent employee, and recording higher levels of incentive pay. Restricted stock plan awards, which are expensed to salaries and wages, increased to $1.4 million in the first half of 2002 from $355,000 in the first half of 2001.

Occupancy and furniture and equipment expenses increased to $14.3 million for the six months ended June 30, 2002 from $13.9 million for the corresponding period from 2001, primarily from higher data processing costs. Professional fees decreased to $2.5 million for the first half of 2002 from $2.6 million for the first half of 2001, due to the hiring of former outside service providers. Merchant processing expenses increased to $2.4 million for the first six months of 2002, compared with $2.3 million in the same period for 2001. This increase was the result of increased volume in merchant processing activity.

Amortization of intangibles decreased to $591,000 for the six months ended June 30, 2002 from $3.0 million for the six months ended June 30, 2001. This decrease was primarily attributable to the January 1, 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires TSFG to cease the amortization of goodwill. TSFG is currently completing the second step of its impairment analysis and expects to take a charge of approximately $1.4 million related to the impairment of goodwill associated with Carolina First Mortgage Company, as calculated in connection with the adoption of SFAS 142. See
Item 1, Note 5 to the Consolidated Financial Statements.

Other noninterest expenses decreased $811,000 to $15.4 million in the first half of 2002 from $16.2 million in the first half of 2001. The overall decrease in other noninterest expenses was principally attributable to decreases in telecommunications and regulatory assessments, partially offset by higher loan collection expense and sundry losses.

Noninterest expenses for the second half of 2002 are expected to include approximately $4 to $6 million (pre-tax) in merger-related charges in connection with the pending merger with Gulf West.

INCOME TAXES

Income tax expense attributable to income from continuing operations increased to $14.6 million for the first six months of 2002 from $10.0 million for the first six months of 2001. The effective income tax rate as a percentage of pretax income was 32.5% for the first half of 2002 and 35.2% for the first half of 2001. The effective income tax rate declined in connection with ceasing the amortization goodwill. The incremental statutory income tax rate was 36.94% for both of these periods.

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

SECOND QUARTER RESULTS

Net income for the three months ended June 30, 2002 totaled $15.0 million, up 55.5% compared with $9.6 million for the three months ended June 30, 2001. Earnings per diluted share for the three months ended June 30, 2002 were $0.36, a 63.6% increase from earnings per diluted share of $0.22 for the three months ended June 30, 2001. This increase was largely from higher net interest income, partially offset by increases in noninterest expenses and a higher provision for loan losses.

Fully tax-equivalent net interest income totaled $55.2 million, an increase of $10.7 million, or 24.1%, compared with the second quarter of 2001. Net interest income increased from a higher net interest margin and 16.3% growth in average earning assets, principally from investment securities. The net interest margin was 3.94% for the second quarter 2002, up from 3.69% for the second quarter 2001. With significant interest rate cuts by the Federal Reserve, TSFG's net interest margin improved, primarily from the repricing of maturing certificates of deposits at significantly lower rates.

Noninterest income typically includes gains and losses on asset sales from available for sale securities, equity investments, and disposition of assets and liabilities. Noninterest income included a net gain on asset sales of $36,000 for the three months ended June 30, 2002 and a net loss of $787,000, principally from the sale of branch offices, for the three months ended June 30, 2001. See "Earnings Review - Noninterest Income" for details. Noninterest income, excluding the net gain or loss on asset sales, decreased 3.1% to $13.5 million for the second quarter of 2002 compared with $13.9 million for the second quarter of 2001. Mortgage banking income, bank-owned life insurance, and losses on the sale of other real estate owned contributed to this decrease, which was partially offset by increases in service charges on deposit accounts, fees for investment services, and other fee income sources.

Noninterest expenses increased 5.8% to $38.4 million for the second quarter of 2002 from $36.3 million for the second quarter of 2001. Increases in salaries, wages, and employee benefits were partially offset by lower amortization of intangibles from ceasing goodwill amortization.

BALANCE SHEET REVIEW

LOANS

Loans are the largest category of earning assets and generally produce the highest yields. At June 30, 2002, outstanding loans totaled $3.9 billion, which equaled 105.7% of total deposits and 63.8% of total assets. The loan portfolio consisted principally of commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers domiciled in TSFG's market areas in South Carolina, North Carolina, and Florida. The portfolio did not contain any foreign loans or any "highly leveraged transactions," as defined by regulatory authorities.

TSFG's only significant industry concentration is commercial real estate loans (loans to finance real properties for sale or lease to unrelated third parties), which totaled $1.2 billion, or 30.9.% of total loans, at June 30, 2002. In Table 3, these loans are included in the "Real estate - construction" and "Commercial secured by real estate" categories, which also include loans to non-real estate industry borrowers. All other industry concentrations represented less than 10% of total loans.

Table 3 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans.

Table 3
-------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                                  June 30,
                                                                      --------------------------------       December 31,
                                                                           2002               2001             2001
                                                                           ----               ----             ----
Commercial, financial and agricultural                                 $   783,638       $   675,906      $   742,218
Real estate - construction                                                 565,040           485,928          532,037
Real estate - residential mortgages (1-4 family)                           564,390           725,052          551,119
Commercial secured by real estate (1)                                    1,463,947         1,320,084        1,400,466
Consumer                                                                   538,171           508,436          503,900
Lease financing receivables                                                    219             1,623              510
                                                                       -----------       -----------      -----------
Loans held for investment                                                3,915,405         3,717,029        3,730,250
Loans held for sale                                                         19,636            85,416            6,513
Less: allowance for loan losses                                             46,985            43,765           44,587
                                                                       -----------       -----------      -----------
   Total net loans                                                     $ 3,888,056       $ 3,758,680      $ 3,692,176
                                                                       ===========       ===========      ===========

-------------------------------------------------------------------------------------------------------------------------
PERCENTAGE OF LOANS HELD FOR INVESTMENT IN CATEGORY
-------------------------------------------------------------------------------------------------------------------------

                                                                                   June 30,
                                                                         ----------------------------       December 31,
                                                                             2002              2001             2001
                                                                             ----              ----             ----
Commercial, financial and agricultural                                       20.01 %           18.18 %          19.90 %
Real estate - construction                                                   14.43             13.07            14.26
Real estate - residential mortgages (1-4 family)                             14.41             19.51            14.77
Commercial secured by real estate (1)                                        37.40             35.51            37.54
Consumer                                                                     13.74             13.69            13.52
Lease financing receivables                                                   0.01              0.04             0.01
                                                                            ------            ------           ------
    Total                                                                   100.00  %         100.00  %        100.00  %
                                                                            ======            ======           ======

(1) This category includes loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities. At June 30, 2002, such loans were approximately 56.1% of the category total.

Loans held for investment increased $198.4 million, or 5.3%, to approximately $3.9 billion at June 30, 2002 from $3.7 billion at June 30, 2001. In December 2001, TSFG sold $79.5 million of residential mortgage loans from the held for investment portfolio. Adjusting for the sale of mortgage loans, loans held for investment increased approximately $277.9 million, or 7.6%, from June 30, 2001. The majority of the loan growth was from commercial loans at both Carolina First Bank and Citrus Bank. Indirect auto loans (loans purchased from car dealers) and home equity loans also increased, partially offset by a decline in direct consumer loans.

ALLOWANCE FOR LOAN LOSSES

The adequacy of the Allowance is analyzed quarterly. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The methodology employed for this analysis is as follows.

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

The Allowance totaled $47.0 million, or 1.20% of loans held for investment at June 30, 2002, compared with $43.8 million, or 1.18%, at June 30, 2001. The Allowance to nonperforming loans ratio was 1.20 times and 1.24 times at June 30, 2002 and 2001, respectively. Nonperforming loans increased to $39.0 million at June 30, 2002 from $35.2 million at June 30, 2001. See "Credit Quality."

Table 4 summarizes the changes in the Allowance. Net charge-offs totaled $10.1 million, or 0.53% of average loans for the first half of 2002, up from $9.3 million and 0.49% in the first half of 2001. This increase is largely related to higher consumer loan charge-offs in the first quarter 2002. Net loan charge-offs in the second quarter 2002 were $4.5 million, or 0.46% of average loans, down from 0.60% for the first quarter 2002. Higher-than-normal recoveries contributed to this improvement, but lower consumer loan losses were the primary cause. While uncertainty in the current economic outlook makes future charge-off levels less predictable, management does not expect losses to increase significantly over the next several quarters. As a percentage of average loans, losses are expected to be comparable to the percentage for the first half of 2002.

Table 4
-------------------------------------------------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                                At and for               At and for
                                                                             the six months            the year ended
                                                                              ended June 30,             December 31,
                                                                     -------------------------------
                                                                           2002              2001               2001
                                                                           ----              ----               ----
Loan loss reserve at beginning of year                                  $ 44,587           $ 43,024          $ 43,024
Allowance adjustment for loans sold                                            -               (101)             (230)
Net charge-offs:
   Loans charged-off                                                     (12,100)           (10,813)          (23,154)
   Loans recovered                                                         2,016              1,547             2,902
                                                                        --------           --------          --------
                                                                         (10,084)            (9,266)          (20,252)
Additions to reserve through provision expense                            12,482             10,108            22,045
                                                                        --------           --------          --------
Loan loss reserve at end of period                                      $ 46,985           $ 43,765          $ 44,587
                                                                        ========           ========          ========

Average loans                                                        $ 3,830,972        $ 3,760,969       $ 3,769,358
Loans held for investment                                              3,915,405          3,717,029         3,730,250
Net charge-offs as a percentage of average
   loans (annualized)                                                       0.53 %             0.49 %            0.54 %
Allowance for loan losses as a percentage of loans
   held for investment                                                      1.20               1.18              1.20

The following summarizes impaired loan information (in thousands), all of which are on nonaccrual, at and for the six months ended June 30:

                                                                                             2002                2001
                                                                                             ----                ----
Impaired loans                                                                             $ 35,477           $ 32,837
Average investment in impaired loans                                                         40,178             22,405
Related allowance                                                                             4,259              6,806
Recognized interest income                                                                       72                236
Foregone interest                                                                             1,568              1,491


Nonaccrual loans were $39.0 million and $35.2 million as of June 30, 2002 and 2001, respectively. Interest income recognized on nonaccrual loans totaled approximately $91,000 and $236,000 for the six months ended June 30, 2002 and 2001, respectively.

SECURITIES

At June 30, 2002, TSFG's investment portfolio totaled $1.7 billion, up $538.2 million from $1.1 billion invested as of June 30, 2001 and relatively unchanged from the $1.6 billion invested as of December 31, 2001. The majority of this increase occurred in the fourth quarter 2001, when TSFG increased its U.S. Treasury security portfolio by approximately $520 million. During 2001, as a result of declining interest rates, U.S. government agency securities were called prior to the stated maturities, and prepayments associated with mortgage-backed securities accelerated. TSFG increased the available for sale portfolio balances to provide a quality investment alternative, in preparation for additional prepayments of mortgage-backed securities, and to increase net interest income by leveraging available capital. During 2002, TSFG may elect to sell investment securities depending on its need for liquidity to fund loan demand and the general level of interest rates. In addition, TSFG has engaged in, and may continue to engage in, hedging activities to reduce interest rate risk associated with the investment securities.

Securities (i.e., securities held to maturity, securities available for sale, and trading securities) excluding the unrealized gain recorded for available for sale securities averaged $1.7 billion in the first six months of 2002, up significantly from the $967.0 million average in the first six months of 2001. The majority of the increase was attributable to purchases of securities to leverage available capital. The average portfolio yield decreased in the first half of 2002 to 5.38% from 6.66% in the first half of 2001. The securities yield decreased due to a lower level of general interest rates and the addition of lower-yielding securities. The composition of the investment portfolio as of June 30, 2002 follows: mortgage-backed securities 42.4%, treasuries 31.8%, agencies 12.3%, state and municipalities 5.6%, and other securities 7.9% (which includes equity investments described below).

During the first half of 2002, the gross unrealized gain on securities (pre-tax) increased to $16.1 million at June 30, 2002 from a $7.6 million loss at December 31, 2001. The increase in the gross unrealized gain for the six months ended June 30, 2002 was primarily associated with treasuries, which increased $10.4 million.

Subsequent to June 30, 2002, TSFG transferred approximately $200 million from available for sale securities to trading securities at fair value. The unrealized gain at the date of transfer, which totaled $1.6 million, will be recognized in noninterest income in the consolidated statement of income for the third quarter 2002. TSFG subsequently sold $101.3 million of these securities. In July 2002, TSFG sold $300.0 million of U.S. treasury securities from available for sale securities for a gain of $783,000. In July 2002, TSFG also purchased $350.0 million of U.S. treasury securities, classified as trading securities, and contemporaneously hedged this purchase with futures contracts. Any ineffectiveness resulting from differences between the changes in fair value of the U.S. treasury securities and the futures contracts will be recognized in the consolidated statements of income as gains or losses in trading securities. TSFG expects to increase its trading account activities, which will be marked to fair value in the consolidated balance sheet. These activities may result in increased volatility in realized gains and losses on trading securities.

EQUITY INVESTMENTS

Investment in Net.B@nk, Inc. At June 30, 2002, TSFG owned 1,175,000 shares of Net.B@nk, Inc. ("Net.B@nk") common stock. Net.B@nk owns and operates Net.B@nk, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. TSFG's investment in Net.B@nk, which is included in securities available for sale and has a basis of approximately $326,000, was recorded at its pre-tax market value of approximately $14.1 million as of June 30, 2002.

Investment in Affinity Technology Group, Inc. At June 30, 2002, TSFG, through its subsidiary Blue Ridge Finance Company, Inc. ("Blue Ridge"), owned 4,876,340 shares of common stock of Affinity, or approximately 12% of the outstanding shares. TSFG's investment in Affinity, which is included in securities available for sale and has a basis of approximately $433,000, was recorded at its pre-tax market value of approximately $390,000 as of June 30, 2002. TSFG's shares in Affinity are "restricted" securities, as that term is defined in federal securities law.

Investments in Banks. As of June 30, 2002, TSFG had equity investments in fifteen community banks located in the Southeast. With one exception (Rock Hill Bank & Trust ("RHBT") which is discussed below), TSFG owns less than 5% of the community bank's outstanding common stock. TSFG has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. As of June 30, 2002, equity investments in these community banks (excluding RHBT), were included in securities available for sale with a basis of approximately $9.9 million and were recorded at their pre-tax market value of $10.7 million.

As a result of TSFG's acquisition of Anchor Financial Corporation in 2000 ("Anchor"), TSFG acquired 382,500 shares, or 22% of the outstanding shares, of RHBT (which were owned by Anchor). TSFG continues to hold these shares. This RHBT investment is included in securities available for sale, has a basis of $3.1 million, and was recorded at its pre-tax market value of $5.5 million as of June 30, 2002. Trading in RHBT's stock (which is quoted on the Nasdaq market) has currently been halted pending resolution of certain financial reporting matters. TSFG has entered into "passivity" commitments with the Federal Reserve Board, which provide that TSFG may not act in any respect to control RHBT.

TSFG also has an investment in Nexity Financial Corporation, an Internet bank, which is recorded at its cost basis of $500,000.

CF Investment Company. CF Investment Company is a wholly-owned Small Business Investment Company, licensed through the Small Business Administration. Its principal focus is to invest in companies that have a bank-related technology or service that TSFG and its subsidiaries can use. CF Investment Company's loans and equity investments represent a higher risk to TSFG due to the start-up nature of such companies. As of June 30, 2002, CF Investment Company had invested approximately $1.2 million in a company specializing in electronic document management.

INTANGIBLE ASSETS

The intangible assets balance at June 30, 2002 of $96.6 million was attributable to goodwill of $89.1 million, core deposit premiums of $5.1 million, and unidentifiable intangible assets from branch purchases of $2.4 million. The intangible assets balance at June 30, 2001 of $104.5 million consisted of goodwill of $94.4 million, core deposit balance premiums of $6.8 million, and unidentifiable intangible assets from branch purchases of $3.3 million. The decline in the intangible assets balances was attributable to the amortization of intangibles and the write-off of intangible assets associated with the sale of branches. TSFG adopted SFAS 142 effective January 1, 2002 and is required to test its intangible assets for impairment in accordance with the provisions of SFAS 142. TSFG is currently completing the second step of its impairment analysis and expects to record a $1.4 million transitional impairment loss, in connection with goodwill recorded for Carolina First Mortgage Company, for the nine months ended September 30, 2002 (although it will not be reflected in third quarter 2002). See Item 1, Notes 5 and 6 to the Consolidated Financial Statements.

DEPOSITS

Deposits remain TSFG's primary source of funds for loans and investments. Deposits provided funding for 64.6% and 79.2% of average earning assets for the six months ended June 30, 2002 and 2001, respectively. Carolina First Bank and Citrus Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, we have developed other sources, such as FHLB advances and short-term borrowings, to fund a portion of loan demand and increases in investment securities. In addition, we have increased the use of brokered certificates of deposits, which are included in deposits.

At June 30, 2002, deposits totaled $3.7 billion, up $67.2 million from June 30, 2001. This increase includes a $318.2 million increase in brokered certificates of deposit. At June 30, 2002, TSFG had $407.4 million in brokered certificates of deposit under $100,000, compared with $89.2 million at June 30, 2001. We consider these funds as an alternative funding source available to use while continuing our efforts to maintain and grow our local deposit base.

Average deposits decreased 3.6% to $3.6 billion for the six months ended June 30, 2002 from $3.8 billion for the six months ended June 30, 2001. Deposit pricing remains very competitive, and we expect this pricing environment to continue. In 2001 and the first half of 2002, TSFG decided to keep deposit rates offered on par with competitors and reduced deposit rate-driven promotions, which resulted in lower deposit balances.

Table 1 in "EARNINGS REVIEW--Net Interest Income" details average balances for the deposit portfolio for the six months ended June 30, 2002 and 2001. On average, time deposits decreased $188.6 million, or 10.0%, which includes a $165.6 million increase in average brokered certificates of deposit. Average money market accounts decreased $14.2 million, or 1.9%. Increases in the average balances for other types of deposits, including noninterest-bearing of $54.4 million and interest checking of $12.8 million, partially offset this decrease.

As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest checking, money market, and savings accounts). For the six months ended June 30, 2002, transaction accounts made up 53.2% of average deposits, compared with 49.9% for the six months ended June 30, 2001. These trends reflect TSFG's efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. At the end of May 2002, TSFG started a deposit campaign, based on employee referrals, to raise transaction accounts.

The decline in time deposits was largely attributable to fewer certificate of deposit promotions, maturities of certificates of deposits from promotions held in 2000, and lower rates at Bank CaroLine. At June 30, 2002, total deposits for Bank CaroLine, an Internet bank, totaled $38.7 million, down from $155.1 million as of June 30, 2001. Deposits for Bank CaroLine declined significantly, due to offering less aggressive interest rates in an effort to lower the overall cost of funds.

Time deposits of $100,000 or more represented 12.5% of total deposits at June 30, 2002 and 13.7% at June 30, 2001. TSFG's larger denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds.

BORROWED FUNDS

TSFG's short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances (with maturities less than one year when made), commercial paper, and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes, trust preferred debt, and FHLB borrowings and repurchase agreements with maturities greater than one year when made. In the first six months of 2002, average borrowings totaled $1.9 billion compared with $956.5 million for the same period in 2001. This increase was primarily attributable to an increased reliance on short-term borrowings to support earning asset growth and to fund increases in investment securities.

Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $1.3 billion and $633.9 million at June 30, 2002 and 2001, respectively. The higher balances are primarily associated with the financing of higher balances in investment securities available for sale. Balances in these accounts can fluctuate on a day-to-day basis.

At June 30, 2002 and 2001, FHLB advances totaled $386.0 million and $504.6 million, respectively. FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, management's willingness to raise deposits through market promotions, the Subsidiary Banks' unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.

TSFG increased long-term borrowings in 2002 to provide longer-term liquidity. For example, in February and April 2002, TSFG entered into ten-year repurchase agreements for a total of approximately $200 million.

In July 2002, TSFG, through two wholly-owned subsidiaries, issued and sold floating rate securities to institutional buyers in two pooled trust preferred issues. These securities generated net proceeds to TSFG of $41.2 million. Debt issuance costs totaled $1.3 million. The trust preferred debt qualifies as tier 1 capital under Federal Reserve Board guidelines. See Item 1, Note 12 to the Consolidated Financial Statements for the terms of the trust preferred debt.

TSFG is redeeming its 9.00% Subordinated Notes Due 2005 (the "Notes") on August 31, 2002. This constitutes a full redemption of all of the outstanding Notes, which have a current principal balance of $26.3 million. The Notes are to be redeemed at their par value. The associated unamortized issuance costs, which had a balance of $376,000 at June 30, 2002, will be written off on the redemption date.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity amounted to $472.1 million, or 7.7% of total assets, at June 30, 2002, compared with $485.8 million, or 8.8% of total assets, at June 30, 2001. At December 31, 2001, total shareholders' equity was $458.2 million, or 7.6% of total assets. Shareholders' equity increased since December 31, 2001 primarily from retention of earnings and the unrealized gains in the investment securities available for sale portfolio. TSFG's stock repurchase program and cash dividends paid partially offset these increases.

In December 2000, we initiated a stock repurchase program for up to two million shares, which we expanded to three million shares in September 2001. In February 2002, we added an additional one million shares to the program, bringing the total to four million shares, or approximately 10% of our outstanding shares. In connection with the program, TSFG has repurchased 3,529,383 shares, including 1,135,600 shares purchased during the first six months of 2002. We may continue to repurchase shares depending upon current market conditions and available cash.

TSFG's unrealized gain on securities, which is included in accumulated other comprehensive income, was $10.4 million as of June 30, 2002 as compared to an unrealized gain of $14.7 million as of June 30, 2001 and an unrealized loss of $5.6 million as of December 31, 2001. The increase in the unrealized gain (net of income tax) for the six months ended June 30, 2002 was comprised of increases in: treasuries $7.0 million, mortgage-backed securities $3.8 million, other securities $2.7 million, agencies $2.2 million, and state and municipalities $254,000.

Book value per share at June 30, 2002 and 2001 was $11.70 and $11.40, respectively. Tangible book value per share at June 30, 2002 and 2001 was $9.31 and $8.95, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch purchases and acquisitions accounted for as purchases.

TSFG  and  its  Subsidiary  Banks  exceeded  the   well-capitalized   regulatory
requirements at June 30, 2002. Table 5 sets forth various capital ratios for TSFG and its Subsidiary Banks.

Table 5
--------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
--------------------------------------------------------------------------------------------------------------------------

                                                                                      WELL                   ADEQUATELY
                                                             JUNE 30,              CAPITALIZED              CAPITALIZED
                                                              2002                 REQUIREMENT              REQUIREMENT
                                                              ----                 -----------              -----------
THE SOUTH GROUP:
Total risk-based capital                                      12.03 %                    n/a                    n/a
Tier 1 risk-based capital                                      9.21                      n/a                    n/a
Leverage ratio                                                 6.99                      n/a                    n/a

CAROLINA FIRST BANK:
Total risk-based capital                                      12.52 %                  10.00 %                 8.00 %
Tier 1 risk-based capital                                      9.27                     6.00                   4.00
Leverage ratio                                                 6.70                     5.00                   4.00

CITRUS BANK:
Total risk-based capital                                      13.63 %                  10.00 %                 8.00 %
Tier 1 risk-based capital                                      8.32                     6.00                   4.00
Leverage ratio                                                 7.82                     5.00                   4.00

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

On June 11, 2002, Carolina First Bank sold 131 shares of the Carolina First Mortgage Loan Trust's Series 2000A Cumulative Fixed Rate Preferred Shares (the "Series A Trust Preferred Stock") and 385 shares of Carolina First Mortgage Loan Trust's Series 2002C Cumulative Floating Rate Preferred Shares (the "Series C Trust Preferred Stock") to institutional buyers. Proceeds to Carolina First Bank from these sales totaled approximately $49.4 million, net of issuance costs totaling $2.2 million, and are reported as minority interest in consolidated subsidiary on the consolidated balance sheet. The minority interest in consolidated subsidiary qualifies as tier 1 capital (in the case of Series A Trust Preferred Stock) and tier 2 capital (in the case of Series C Trust Preferred Stock) under Federal Reserve Board guidelines. See Item 1, Note 8 to the Consolidated Financial Statements.

In July 2002, TSFG, through two wholly-owned trust subsidiaries, issued and sold floating rate securities to institutional buyers in two pooled trust preferred issues. These securities generated net proceeds to TSFG of $41.2 million, which qualifies as tier 1 capital under Federal Reserve Board guidelines. See Item 1,
Note 12 to the Consolidated Financial Statements.

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

As of June 30, 2002, there have been no material changes from the market risk sensitivity analysis in TSFG's annual report on Form 10-K. The disclosures related to the market risk of TSFG should be read in conjunction with TSFG's audited consolidated financial statements, related notes, and management's discussion and analysis of financial condition and results of operations included in TSFG's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Interest sensitivity gap ("GAP position") measures the difference between rate sensitive assets and rate sensitive liabilities during a given time frame. TSFG's GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At June 30, 2002, on a cumulative basis through twelve months, rate-sensitive assets exceeded rate-sensitive liabilities, resulting in an asset sensitive position of $30.2 million. At June 30, 2002, TSFG's static gap position indicates that net interest income on a cumulative basis through twelve months would benefit slightly from increases in market interest rates. The static gap position is limited because it does not take into account the effect of changes in interest rates or changes in management's expectations or intentions, including any potential sales of assets or liabilities that TSFG might contemplate depending upon variations in the markets. In addition, indications of the impact of interest rates changes using the static gap position may differ from the simulation model estimates. As of year end 2001, TSFG's GAP position was a $256.3 million liability sensitive position.

The forecast used for earnings at risk analysis simulates our consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates gradually increase and decrease 200 basis points over the next twelve-month period. These rates assume a parallel shift in the treasury yield curve, except for lower limits in the declining rate scenario as discussed below. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any activities TSFG could undertake in response to changes in interest rates.

TSFG models a gradual increase/decrease in rates rather than an immediate change. According to the model as of June 30, 2002, TSFG is positioned so that net interest income will increase $2.1 million in the next twelve months if interest rates rise 200 basis points and will increase $1.0 million in the next twelve months if interest rates decline 200 basis points. In the increasing rate scenario, the prepayment speeds are reduced on the mortgage-backed securities, which leads to a higher level of earning assets and higher interest income. The smaller increase in net interest income in the declining rate scenario is due to the assumptions relating to deposit repricings. Due to the interest rate cuts that occurred during 2001 and the prompt repricing of interest-bearing deposits, some of our deposit rates are nearing what management considers to be an acceptable lower limit. Accordingly, in the declining rate scenario, the model assumes that certificate of deposit rates will not decline below 0.50% thus limiting the interest expense reduction from repricing certificates of deposit by the entire 200 basis points. The overall interest rate risk position of TSFG continues to fall within the interest rate risk guidelines established by ALCO.

In addition to the standard scenarios used to analyze earnings at risk, TSFG's ALCO analyzes the potential impact of other scenarios. The starting point for these "what-if" scenarios is our base forecast. This base forecast consolidates all balance sheet information that we are presently aware of with our "most likely" interest rate projections. The "what-if" scenarios are then used to gauge the impact of changes in interest rates and/or balance sheet items on the earnings of TSFG compared to the base forecast. Strategies can be formulated based on the information provided by the earnings simulation if a scenario either seems likely to occur or we choose to undertake the proposed transaction. TSFG updates its base forecast quarterly based on economic changes that occurred during the past quarter as well as changes in the economic outlook.

Derivatives and Hedging Activities. TSFG uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its lending, investment, deposit taking, and borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps, options with indices that relate to the pricing of specific on-balance sheet instruments and forecasted transactions, and futures contracts.

TSFG has interest rate swap agreements that qualify as fair value hedges and those that qualify as cash flow hedges. Fair value hedges are used to hedge fixed rate deposits. TSFG uses cash flow hedges to hedge interest rate risk associated with variable rate borrowings.

Beginning in the second quarter, TSFG began using futures contracts to hedge interest rate risk associated with investment securities. As such, the investment securities, subsequently classified as trading securities, and the related futures contracts are recorded at fair value. Any ineffectiveness resulting from differences between the changes in fair value of the investment securities and futures contracts will be recognized in the consolidated statements of income as gains or losses in trading securities. TSFG increased its hedging activities associated with investment securities in the third quarter 2002. Such activities may result in increased volatility in realized gains and losses on trading activities. See "Securities."

In connection with its interest rate management activities, TSFG may use options and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS 133. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings.

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

At June 30, 2002, the fair value of derivative assets totaled $3.4 million and was related to fair value hedges and derivatives with no hedging designation. At June 30, 2002, the fair value of derivative liabilities totaled $658,000 and was attributable to cash flow hedges.

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

TSFG's off-balance sheet arrangements, which principally include lending commitments, derivatives, and stock-related agreements, are described below. At June 30, 2002 and 2001, TSFG had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2002, commercial and retail loan commitments totaled $698.4 million. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $33.8 million at June 30, 2002. Documentary letters of credit are typically issued in connection with customers' trade financing requirements and totaled $28.1 million at June 30, 2002. Unused business credit card lines, which totaled $16.5 million at June 30, 2002, are generally for short-term borrowings.

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

At June 30, 2002, the fair value of derivative assets and liabilities totaled $3.4 million and $658,000, respectively, which was reported on the consolidated balance sheets. The related notional amounts, which are not recorded on the consolidated balance sheets, totaled $324.6 million for the derivative assets and $18.2 million for the derivative liabilities.

Stock-Related Agreements. In March 2002, TSFG entered into an accelerated share repurchase contract with an unaffiliated company to repurchase 1 million shares of TSFG common stock over the next six months (subject to blackout periods at TSFG's option, which may extend the contract period) and to settle the contract in stock. The contract is appropriately reflected as a reduction in shareholder's equity and in the earnings per share calculation.

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

Investment securities are an important tool to our liquidity management. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. Securities with an approximate book value of $517.5 million and $571.1 million at June 30, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes. Estimated market values of securities pledged were $531.6 million and $581.6 million at June 30, 2002 and 2001, respectively.

Net cash provided by operations and deposits from customers have been the primary sources of liquidity for TSFG. Liquidity is also enhanced by the ability to acquire new deposits through the Subsidiary Banks' established branch network of 91 branches in South Carolina, North Carolina, and Florida. In addition, TSFG can raise deposits on the Internet through Bank CaroLine. Liquidity needs are a factor in developing the Subsidiary Banks' deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of June 30, 2002, totaled $386.0 million. At June 30, 2002, the Subsidiary Banks had approximately $327.5 million of unused borrowing capacity from the FHLB. At June 30, 2002, $314.5 million of this capacity was unavailable because the Subsidiary Banks had no available FHLB-qualifying collateral. Until the
Subsidiary Banks have available collateral (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale. At June 30, 2002, the Subsidiary Banks had unused short-term lines of credit totaling approximately $245.8 million (which are withdrawable at the lender's option).

Liquidity at the parent company level is provided through cash dividends from the Subsidiary Banks and the capacity of the parent company to raise additional borrowed funds or sell capital securities as needed. In July 2002, trust subsidiaries of TSFG issued and sold floating rate securities to institutional buyers in two pooled trust preferred issues, which generated net proceeds to the parent company of $41.2 million. See Item 1, Note 12 to the consolidated Financial Statements. If TSFG elects to repurchase additional shares through its share repurchase program or in connection with its pending merger with Gulf West, such purchases will reduce liquidity at the parent company level. At June 30, 2002, the parent company had unused short-term lines of credit totaling approximately $10.0 million (which are withdrawable at the lender's option).

In the normal course of business, to meet the financial needs of its customers, TSFG, principally through the Subsidiary Banks, enters into agreement to extend credit. For amounts and types of such agreements at June 30, 2002, see
"Off-Balance Sheet Arrangements." Increased demand for funds under these agreements would reduce TSFG's liquidity and could require additional sources of liquidity.

CREDIT QUALITY

A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG's credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and immediate after-the-fact review by credit risk management of loans approved by lenders.
Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with loan monitoring policies is managed. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities are monitored by the Directors' Credit Committees of each banking subsidiary, which meet monthly to review credit quality trends, new large credits, insider loans, large problem credits, credit policy changes, and reports on independent credit audits of city offices.

Table 6 presents information pertaining to nonperforming assets.

Table 6
-------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                                  June 30,
                                                                    ------------------------------        December 31,
                                                                         2002              2001               2001
                                                                         ----              ----               ----

Nonaccrual loans - commercial                                          $ 35,477          $ 32,837          $ 35,245
Nonaccrual loans - consumer                                               3,519             2,329             3,643
Restructured loans                                                           -                 -                 -
                                                                       --------          --------          --------
  Total nonperforming loans                                              38,996            35,166            38,888
Other real estate owned                                                   7,696             4,950             4,969
                                                                       --------          --------          --------
  Total nonperforming assets                                           $ 46,692          $ 40,116          $ 43,857
                                                                       ========          ========          ========
Loans past due 90 days still accruing interest (1)                     $  6,951          $ 10,838          $ 10,482
                                                                       ========          ========          ========
Total nonperforming assets as a percentage
  of loans and other real estate owned (2)                                 1.19  %           1.08  %           1.17  %
                                                                           ====              ====              ====
Allowance for loan losses as a
  percentage of nonperforming loans                                        1.20  x           1.24  x           1.15  x
                                                                           ====              ====              ====

(1) Substantially all of these loans are consumer and residential mortgage loans.
(2) Calculated using loans held for investment, net of unearned income.
Note:   Nonperforming  assets  exclude  repossessions, which totaled $982,000 at
June 30, 2002.

As a percentage of loans and other real estate owned, nonperforming assets were 1.19% at June 30, 2002, compared with 1.17% at December 31, 2001 and 1.08% at June 30, 2001. This increase was attributable to the economic decline that began in the first half of 2001 and accelerated after the events of September 11th. At June 30, 2002, nonperforming loans were concentrated in four credit relationships, which accounted for 45.9% of the nonperforming loan balance. Our estimated loss exposure for these four relationships totaled $0.5 million as of June 30, 2002. Total estimated impairment on all commercial nonaccrual loans
totaled   $4.3  million  and  $6.8  million  as  of  June  30,  2002  and  2001, respectively.

Until the economy improves, credit quality indicators will remain volatile. Charge-off and nonperforming asset levels will remain above historical norms. While current economic data seem to be signaling improvement, the outlook remains uncertain. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of Allowance adequacy. Accordingly, management believes the Allowance as of June 30, 2002 is adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.

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

In connection with the transitional goodwill, SFAS 142 requires TSFG to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, TSFG had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. TSFG had until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, is compared to its carrying amount, both of which would be measured as of January 1, 2002.

TSFG has completed its analysis of the fair value of its intangible assets and determined that the goodwill associated with Carolina First Mortgage Company may be impaired. TSFG is currently completing the second step of its impairment analysis and expects to record a transitional impairment loss of approximately $1.4 million. This transitional impairment loss is expected to be recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income for the nine months ended September 30, 2002 (although it will not be reflected in the third quarter 2002 results since the impairment is reflected as of January 1, 2002).

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" ("SFAS 4"), and an amendment of SFAS 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 requires that gains and losses from extinguishment of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("FASB Opinion 30"). Applying the provisions of FASB Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and interim periods within those fiscal years, and early adoption is encouraged. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in FASB Opinion 30 for classification as an extraordinary item will be reclassified.

TSFG adopted SFAS 145 effective July 1, 2002. In connection with this adoption, TSFG reclassified losses on the early extinguishment of debt, which were incurred in the second half of 2001 and totaled $3.1 million pre-tax, as noninterest expenses.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, "Accounting for Asset Retirement Obligations." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Corporation is not known at this time.

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

                                                     Voting shares in favor
                                                     ----------------------             Withheld
                                                         #               %              Authority
                                                         -               -              ---------
                  William S. Hummers III             28,363,891        95.2%            1,439,690
                  Charles B. Schooler                29,512,021        99.0%              290,560
                  Edward J. Sebastian                28,691,983        96.3%            1,110,598
                  Eugene E. Stone IV                 29,450,628        98.8%              351,953
                  William R. Timmons III             28,694,969        96.3%            1,107,612
                  Mack I. Whittle, Jr.               26,748,327        89.8%            3,054,254

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


ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Certificates filed pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)      Reports on Form 8-K

         The South Group filed Current Reports on Form 8-K dated June 14, 2002, July 11, 2002, July 25, 2002, and August 6, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       The South Financial Group, Inc.


                                       /s/ William S. Hummers III
                                       ------------------------------------
                                       William S. Hummers III
                                       Executive Vice President