Form 10-Q
period 2002-09-30
SOUTH FINANCIAL GROUP INC
filed 2002-11-14
CIK 797871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X      QUARTERLY  REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

         TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM ______ TO _____


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

The number of outstanding shares of the issuer's $1.00 par value common stock as of November 5, 2002 was 44,111,530.

                                         PART I. FINANCIAL INFORMATION
                                          ITEM 1. FINANCIAL STATEMENTS
                                   THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                        SEPTEMBER 30,
                                                               --------------------------------
                                                                   2002              2001            DECEMBER 31,
                                                               (UNAUDITED)        (UNAUDITED)            2001
                                                               -----------        -----------            ----
ASSETS
Cash and due from banks                                          $  175,315         $  121,391        $  149,170
Interest-bearing bank balances                                       41,849             45,162            91,497
Federal funds sold                                                   10,022                  -                 -
Securities
   Trading                                                            3,473              6,334             1,577
   Available for sale                                             1,854,165          1,092,878         1,560,986
   Held to maturity (market value $84,790, $73,457 and
      $81,878, respectively)                                         82,086             71,783            80,832
                                                                 ----------         ----------        ----------
         Total securities                                         1,939,724          1,170,995         1,643,395
                                                                 ----------         ----------        ----------
Loans
   Loans held for sale                                               62,699             16,691             6,513
   Loans held for investment                                      4,152,054          3,739,620         3,730,250
   Allowance for loan losses                                        (50,011)           (43,944)          (44,587)
                                                                 ----------         ----------        ----------
         Net loans                                                4,164,742          3,712,367         3,692,176
                                                                 ----------         ----------        ----------
Premises and equipment, net                                         126,928            114,168           114,224
Accrued interest receivable                                          32,730             32,278            38,241
Intangible assets                                                   176,802             98,480            97,140
Other assets                                                        217,856            198,536           203,599
                                                                 ----------         ----------        ----------
                                                                 $6,885,968         $5,493,377        $6,029,442
                                                                 ==========         ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Noninterest-bearing                                        $  678,899         $  496,353        $  524,437
      Interest-bearing                                            3,514,780          3,138,304         3,080,818
                                                                 ----------         ----------        ----------
         Total deposits                                           4,193,679          3,634,657         3,605,255
                                                                 ----------         ----------        ----------
   Federal funds purchased and repurchase agreements              1,219,149            680,179         1,269,538
   Other borrowed funds                                             662,793            533,756           523,912
   Subordinated notes                                                11,000             37,344            37,344
   Trust preferred debt                                              73,500                  -            31,000
   Accrued interest payable                                          23,179             31,104            20,337
   Other liabilities                                                 61,762             63,250            46,859
                                                                 ----------         ----------        ----------
      Total liabilities                                           6,245,062          4,980,290         5,534,245
                                                                 ----------         ----------        ----------
Minority interest in consolidated subsidiary                         86,339             37,023            37,023
                                                                 ----------         ----------        ----------
Shareholders' equity
   Preferred stock - no par value; authorized 10,000,000
      shares; issued and outstanding none                                 -                  -                 -
   Common stock - par value $1 per share; authorized
      100,000,000 shares; issued and outstanding 43,588,415,
      41,300,221 and 41,228,976 shares, respectively                 43,588             41,300            41,229
   Surplus                                                          355,545            312,607           311,305
   Retained earnings                                                140,336            105,495           113,288
   Guarantee of employee stock ownership plan debt and
      nonvested restricted stock                                     (3,308)            (1,766)           (1,544)
   Accumulated other comprehensive income (loss), net of tax         18,406             18,428            (6,104)
                                                                 ----------         ----------        ----------
      Total shareholders' equity                                    554,567            476,064           458,174
                                                                 ----------         ----------        ----------
                                                                 $6,885,968         $5,493,377        $6,029,442
                                                                 ==========         ==========        ==========

                          See accompanying notes to consolidated financial statements.

                                    THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                2002           2001           2002           2001
                                                                ----           ----           ----           ----
Interest income
Interest and fees on loans                                   $ 67,751       $ 76,432       $199,680       $242,253
Interest and dividends on securities:
   Taxable                                                     22,011         16,799         64,795         45,966
   Exempt from Federal income taxes                             1,084          1,002          3,239          2,966
                                                             --------       --------       --------       --------
      Total interest and dividends on securities               23,095         17,801         68,034         48,932
   Interest on short-term investments                             252            213            939          1,181
                                                             --------       --------       --------       --------
      Total interest income                                    91,098         94,446        268,653        292,366
                                                             --------       --------       --------       --------
INTEREST EXPENSE
Interest on deposits                                           20,493         33,668         63,322        118,656
Interest on borrowed funds                                     14,115         13,918         40,805         39,943
                                                             --------       --------       --------       --------
   Total interest expense                                      34,608         47,586        104,127        158,599
                                                             --------       --------       --------       --------
   NET INTEREST INCOME                                         56,490         46,860        164,526        133,767
PROVISION FOR LOAN LOSSES                                       5,567          5,476         18,049         15,584
                                                             --------       --------       --------       --------
   Net interest income after provision for loan losses         50,923         41,384        146,477        118,183
NONINTEREST INCOME                                             17,119         12,664         42,394         38,704
NONINTEREST EXPENSES                                           46,253         36,417        122,067        110,868
                                                             --------       --------       --------       --------
   Income before income taxes, minority interest, and
      cumulative effect of change in accounting principle      21,789         17,631         66,804         46,019
Income taxes                                                    6,645          6,128         21,235         16,120
                                                             --------       --------       --------       --------
   Income before minority interest and cumulative
      effect of change in accounting principle                 15,144         11,503         45,569         29,899
Minority interest in consolidated subsidiary, net of tax       (1,033)          (503)        (2,219)          (905)
                                                             --------       --------       --------       --------
   Income before cumulative effect of change in
      accounting principle                                     14,111         11,000         43,350         28,994
Cumulative effect of change in accounting principle,
   net of tax                                                       -              -         (1,406)           282
                                                             --------       --------       --------       --------
      NET INCOME                                             $ 14,111       $ 11,000       $ 41,944       $ 29,276
                                                             ========       ========       ========       ========

AVERAGE COMMON SHARES OUTSTANDING, BASIC                   41,507,843     42,340,019     40,969,925     42,407,504
AVERAGE COMMON SHARES OUTSTANDING, DILUTED                 42,504,741     43,091,562     41,933,995     43,129,348
PER COMMON SHARE, BASIC:
Net income before cumulative effect of change in
   accounting principle                                        $ 0.34         $ 0.26         $ 1.06         $ 0.68
Cumulative effect of change in accounting principle,
   net of tax                                                       -              -          (0.04)          0.01
                                                               ------         ------         ------         ------
Net income                                                     $ 0.34         $ 0.26         $ 1.02         $ 0.69
                                                               ======         ======         ======         ======
PER COMMON SHARE, DILUTED:
Net income before cumulative effect of change in
   accounting principle                                        $ 0.33         $ 0.26         $ 1.03         $ 0.67
Cumulative effect of change in accounting principle,
   net of tax                                                       -              -          (0.03)          0.01
                                                               ------         ------         ------         ------
Net income                                                     $ 0.33         $ 0.26         $ 1.00         $ 0.68
                                                               ======         ======         ======         ======
CASH DIVIDENDS DECLARED PER COMMON SHARE                       $ 0.12         $ 0.11         $ 0.36         $ 0.33
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



                                                                             RETAINED       ACCUMULATED
                                     SHARES OF                               EARNINGS          OTHER
                                      COMMON        COMMON                     AND         COMPREHENSIVE
                                       STOCK        STOCK       SURPLUS       OTHER*       INCOME (LOSS)    TOTAL
                                       -----        -----       -------       -----        -------------    -----

Balance, December 31, 2000          42,460,358    $ 42,460    $ 332,095      $ 87,538        $6,560      $ 468,653
Net income                                   -           -            -        29,276             -         29,276
Other comprehensive income,
   net of tax of $5,499                      -           -            -             -        11,868         11,868
                                                                                                         ---------
Comprehensive income                         -           -            -             -             -         41,144
                                                                                                         ---------
Cash dividends declared
   ($0.33 per common share)                  -           -            -       (13,912)            -        (13,912)
Common stock activity:
   Repurchase of stock              (1,450,000)     (1,450)     (21,668)            -             -        (23,118)
   Acquisitions                         15,270          15          135             -             -            150
   Dividend reinvestment plan          121,091         121        1,697             -             -          1,818
   Employee stock purchase plan         11,245          11          159             -             -            170
   Restricted stock plan                (1,378)         (1)         (15)          561             -            545
   Exercise of stock options           143,635         144          217             -             -            361
   Miscellaneous                             -           -          (13)          266             -            253
                                    ----------    --------    ---------     ---------       -------      ---------
Balance, September 30, 2001         41,300,221    $ 41,300    $ 312,607     $ 103,729       $18,428      $ 476,064
                                    ==========    ========    =========     =========       =======      =========


Balance, December 31, 2001          41,228,976    $ 41,229    $ 311,305     $ 111,744      $ (6,104)     $ 458,174
Net income                                   -           -            -        41,944             -         41,944
Other comprehensive income,
   net of tax of $11,348                     -           -            -             -        24,510         24,510
                                                                                                         ---------
Comprehensive income                         -           -            -             -             -         66,454
                                                                                                         ---------
Cash dividends declared
   ($0.36 per common share)                  -           -            -       (14,893)            -        (14,893)
Common stock activity:
   Acquisitions                      4,174,599       4,175       85,825        (1,926)            -         88,074
   Repurchase of stock              (2,141,907)     (2,142)     (46,341)            -             -        (48,483)
   Dividend reinvestment plan           70,012          70        1,312             -             -          1,382
   Employee stock purchase plan          8,094           8          148             -             -            156
   Restricted stock plan                59,096          59        1,698           (87)            -          1,670
   Exercise of stock options           194,545         194        1,670             -             -          1,864
   Cancellation of stock                (5,000)         (5)        (108)            -             -           (113)
   Miscellaneous                             -           -           36           246             -            282
                                    ----------    --------    ---------     ---------       -------      ---------
Balance, September 30, 2002         43,588,415    $ 43,588    $ 355,545     $ 137,028       $18,406      $ 554,567
                                    ==========    ========    =========     =========       =======      =========

*  Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

                           See accompanying notes to consolidated financial statements.

                                 THE SOUTH FINANCIAL GROUP AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS) (UNAUDITED)
                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ------------------------------------
                                                                               2002                     2001
                                                                               ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $ 41,944                $ 29,276
Adjustments to reconcile net income to net cash provided
     by operating activities
   Depreciation, amortization, and accretion, net                              23,247                  22,365
   Provision for loan losses                                                   18,049                  15,584
   Gain on sale of available for sale securities                               (1,005)                 (1,539)
   (Gain) loss on trading securities                                              267                    (207)
   Gain on equity investments                                                  (3,388)                 (1,019)
   Loss on disposition of assets and liabilities                                    -                   1,251
   Gain on sale of loans                                                       (1,671)                 (3,057)
   Gain on disposition of premises and equipment                                  (55)                   (266)
   Loss on disposition of other real estate owned                                 762                     386
   Impairment loss from write-down of assets                                        -                     391
   Impairment loss from write-down of mortgage servicing rights                   592                     509
   Loss on early extinguishment of debt                                           354                   1,093
   Loss on changes in fair value of hedges                                        228                     114
   Minority interest in consolidated subsidiary                                 2,219                     905
   Cumulative effect of change in accounting principle                          1,406                    (282)
   Trading account assets, net                                                206,000                  (1,122)
   Originations of mortgage loans held for sale                              (325,259)               (280,832)
   Sale of mortgage loans held for sale                                       296,655                 353,175
   Other assets, net                                                            5,098                  11,861
   Other liabilities, net                                                         728                  17,038
                                                                             --------                --------
      Net cash provided by operating activities                               266,171                 165,624
                                                                             --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of securities available for sale                                         629,343                 264,233
Maturity or call of securities available for sale                           1,054,079                 304,522
Maturity or call of securities held to maturity                                 6,787                  11,756
Purchase of securities available for sale                                  (2,021,568)               (712,322)
Purchase of securities held to maturity                                        (8,156)                 (5,897)
Purchase of bank-owned life insurance                                               -                 (25,000)
Origination of loans held for investment, net                                (160,955)               (230,247)
Sale of loans held for investment                                              11,961                       -
Sale of other real estate owned                                                 4,224                   5,666
Sale of premises and equipment                                                  1,443                     785
Capital expenditures                                                          (10,565)                 (4,598)
Disposition of assets and liabilities, net                                          -                 (40,382)
Cash equivalents acquired, net of payment for purchase acquisition             29,227                       -
                                                                             --------                --------
   Net cash used for investing activities                                    (464,180)               (431,484)
                                                                             --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES
Deposits, net                                                                 163,246                (216,615)
Borrowed funds, net                                                            19,615                 464,480
Redemption of subordinated notes                                              (26,344)                      -
Prepayment penalty on early extinguishment of debt                                  -                  (1,093)
Issuance of minority interest stock, net                                       49,247                  37,023
Issuance of trust preferred debt, net                                          41,176                       -
Cash dividends paid                                                           (14,622)                (14,002)
Cash dividends paid on minority interest                                       (2,878)                   (921)
Repurchase of common stock                                                    (48,483)                (23,118)
Other common stock activity                                                     3,571                   2,752
                                                                             --------                --------
    Net cash provided by financing activities                                 184,528                 248,506
                                                                             --------                --------
Net change in cash and due from banks                                         (13,481)                (17,354)
Cash and cash equivalents at beginning of year                                240,667                 183,907
                                                                             --------                --------
Cash and cash equivalents at end of period                                   $227,186                $166,553
                                                                             ========                ========

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Those costs include, but are not limited to, the following:
a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, "Accounting for Asset Retirement Obligations." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met in accordance with FASB Concepts Statements No. 6, "Elements of Financial Statements." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on TSFG, if any, is not known at this time.

See Note 5 for new accounting pronouncements that TSFG adopted in 2002.

(2)      SUPPLEMENTAL FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

The following presents the details for noninterest income and noninterest expense (in thousands):


                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                             ----------------------------      ------------------------------
                                                                  2002            2001               2002             2001
                                                                  ----            ----               ----             ----
Noninterest income:
  Service charges on deposit accounts                           $  6,108        $  4,568          $  16,436         $ 13,748
  Fees for investment services                                     1,359           1,462              4,639            4,204
  Mortgage banking income                                            850             927              3,397            5,250
  Bank-owned life insurance                                        1,877           1,845              5,486            5,397
  Merchant processing income                                       1,778           1,657              4,741            4,618
  Gain on sale of available for sale securities                      790           1,134              1,005            1,539
  Gain (loss) on trading securities                                 (330)             67               (267)             207
  Gain on equity investments                                       3,527              17              3,388            1,019
  Loss on disposition of assets and liabilities                        -             (19)                 -           (1,251)
  Other                                                            1,160           1,006              3,569            3,973
                                                                --------        --------            -------          -------
    Total noninterest income                                    $ 17,119        $ 12,664           $ 42,394         $ 38,704
                                                                ========        ========           ========         ========

Noninterest expenses:
  Salaries and wages                                            $ 18,594        $ 14,101           $ 50,951         $ 43,195
  Employee benefits                                                3,538           3,369             11,841           10,776
  Furniture and equipment                                          3,993           3,366             11,072           10,097
  Occupancy                                                        3,919           3,626             11,150           10,830
  Professional fees                                                1,343           1,369              3,859            4,002
  Merchant processing expense                                      1,381           1,436              3,798            3,771
  Amortization of intangibles                                        352           1,423                831            4,425
  Impairment loss from write-down of assets                            -             176                  -              391
  Merger-related costs (recoveries)                                4,465             (89)             4,465             (502)
  Loss on early extinguishment of debt                               354           1,093                354            1,093
  Other                                                            8,314           6,547             23,746           22,790
                                                                --------        --------           --------         --------
    Total noninterest expenses                                  $ 46,253        $ 36,417           $122,067         $110,868
                                                                ========        ========           ========         ========

CONSOLIDATED STATEMENTS OF CASH FLOW

The following summarizes supplemental cash flow data (in thousands) for the nine months ended September 30:

                                                                                                     2002            2001
                                                                                                     ----            ----

Interest paid                                                                                      $100,080        $162,663
Income taxes paid (refunded)                                                                         25,278          (9,150)
Significant non-cash investing and financing transactions are summarized as follows:
    Available for sale securities transferred to trading securities and subsequently sold           208,163               -
    Loans securitized and reclassed to available for sale securities                                      -         112,174
    Loans held for investment transferred to loans held for sale                                          -          75,000
    Change in unrealized gain on available for sale securities                                       35,526          18,321
    Loans transferred to other real estate owned                                                      9,336           8,623
    Business combinations:
      Fair value of assets acquired (includes cash and cash equivalents)                            613,440               -
      Fair value of common stock issued and stock options recognized                                (88,074)              -
      Cash paid                                                                                     (32,406)              -
                                                                                                   --------        --------
        Liabilities assumed                                                                         492,960               -

(3)       OTHER COMPREHENSIVE INCOME

The following summarizes other comprehensive income, net of tax (in thousands) for the nine months ended September 30:

                                                                                                    2002            2001
                                                                                                    ----            ----
Unrealized gains on securities:
   Unrealized holding gains arising during the period                                             $ 39,919        $20,270
   Income tax expense                                                                              (12,763)        (6,531)
   Less: Reclassification adjustment for gains included in net income                               (4,393)        (1,949)
         Income tax expense                                                                          1,538            679
Unrealized gains (losses) on cash flow hedges:
   Cumulative effect of change in accounting principle                                                   -            (70)
   Income tax benefit                                                                                    -             26
   Unrealized gain (loss) on change in fair values                                                     332           (884)
   Income tax (expense) benefit                                                                       (123)           327
                                                                                                  --------        -------
                                                                                                  $ 24,510        $11,868
                                                                                                  ========        =======

(4)      BUSINESS COMBINATIONS

GULF WEST

On August 31, 2002, TSFG completed the merger with Gulf West Banks, Inc. ("Gulf West"), a bank holding company headquartered in St. Petersburg, Florida. Gulf West operated through Mercantile Bank, a Florida-chartered, non-member bank with fifteen locations in the greater Tampa Bay area. This merger represents TSFG's first banking locations in the Tampa Bay area and advances TSFG's strategy to expand in markets with favorable population and per capita income growth prospects. Upon acquiring Gulf West, TSFG combined all of its Florida operations under the Mercantile Bank name. TSFG acquired all the outstanding common shares of Gulf West in exchange for 3,925,588 shares of TSFG common stock and $32.4 million in cash.

The Gulf West transaction has been accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Gulf West were recorded at their estimated fair values as of the merger date. The fair values are preliminary and are subject to adjustment as information relative to the fair values as of August 31, 2002 becomes available. TSFG uses an allocation period, not to exceed one year, to identify and quantify the fair value of the assets acquired and liabilities assumed in business combinations accounted for as purchases. The consolidated financial statements include the results of Gulf West's operations since the August 31, 2002 merger date.

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of merger based on information currently available (in thousands):

                                                               AUGUST 31,
                                                                  2002
ASSETS
Cash and due from banks                                        $ 23,377
Interest-bearing bank balances                                   37,471
Securities                                                      125,473
Loans
   Loans held for sale                                           25,966
   Loans held for investment                                    286,645
   Allowance for loan losses                                     (2,877)
                                                               --------
         Net loans                                              309,734
                                                               --------
Premises and equipment, net                                      12,383
Accrued interest receivable                                       2,147
Intangible assets                                                79,502
Other assets                                                     19,644
                                                               --------
   Total assets acquired                                        609,731
                                                               --------
LIABILITIES
Deposits                                                        418,933
Other borrowed funds                                             67,901
Accrued interest payable                                            372
Other liabilities                                                 5,299
                                                               --------
   Total liabilities assumed                                    492,505
                                                               --------
   NET ASSETS ACQUIRED                                         $117,226
                                                               ========


The aggregate purchase price was $117.2 million, including $32.4 million of cash, 3,925,588 shares of TSFG common stock valued at $78.2 million, outstanding employee stock options valued at $6.5 million, and shares issuable under employee stock purchase plan valued at $98,000.

The merger agreement provided each Gulf West shareholder the right to elect to convert their Gulf West common stock into cash, shares of TSFG common stock, or a mixture of both, subject to allocation procedures. The per share stock consideration was 0.6921 shares of TSFG common stock for each Gulf West share. The per share cash consideration was $13.7942 for each Gulf West share.

The Gulf West purchase price and the amount of the purchase price allocated to goodwill and other intangible assets are presented below (in thousands):

                                                                    AUGUST 31,
                                                                       2002

Purchase price                                                       $117,226
Gulf West tangible shareholders' equity                                44,275
                                                                     --------
    Excess of purchase price over carrying value of
        net tangible assets acquired                                   72,951
Fair value adjustments                                                 (1,776)
Direct acquisition costs                                                4,561
Deferred income taxes                                                   3,766
                                                                     --------
    Total intangible assets                                            79,502
Core deposit premiums                                                   8,424
                                                                     --------
    Goodwill                                                         $ 71,078
                                                                     ========

The core deposit premium intangible asset is amortized over 10 years on an accelerated basis until the straight-line amortization method is greater at which time the straight-line method is used. The core deposit premium valuation and amortization method are based upon a historical study of the deposits acquired. All of the Gulf West intangible assets were assigned to the Mercantile Bank segment. The goodwill will not be amortized but will be tested at least annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The total amount of goodwill expected to be deductible for income tax purposes is $2.3 million.

The following unaudited pro forma financial information presents the combined results of operations of TSFG and Gulf West as if the merger had occurred as of the beginning of the period for each period presented, after giving effect to certain adjustments, including amortization of core deposit premium intangible asset and related income tax effects (in thousands, except per common share). The pro forma financial information does not necessarily reflect the results of operations that would have occurred had TSFG and Gulf West constituted a single entity during such periods.

                                       THREE MONTHS ENDED SEPTEMBER 30,
                                 -------------------------------------------
                                         2002                         2001
                                         ----                         ----
Net interest income                   $ 60,128                     $ 51,695
Noninterest income                      17,650                       13,633
Net income                              14,376                       12,025
Per common share:
  Net income, basic                       0.32                         0.26
  Net income, diluted                     0.31                         0.26

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------------------
                                                                     2002                        2001
                                                                     ----                        ----
Net interest income                                               $ 178,712                   $ 147,166
Noninterest income                                                   44,803                      41,427
Income before cumulative effect of change in
      accounting principle                                           45,993                      31,354
Net income                                                           44,587                      31,636
Per common share:
  Net income, basic                                                    0.99                        0.68
  Net income, diluted                                                  0.97                        0.67


In connection with the Gulf West merger, TSFG recorded pre-tax merger-related costs of $4.5 million, included in noninterest expenses, and direct acquisition costs of $4.6 million, included in goodwill. The merger-related and acquisition costs were recorded as incurred. The following summarizes these charges (in thousands) at and for the nine months ended September 30, 2002:

                                                                                         TOTAL       AMOUNTS      REMAINING
                                                                                         COSTS         PAID        ACCRUAL
                                                                                         -----         ----        -------
Merger-related costs:
    Compensation-related expenses                                                       $ 2,448      $ 1,205       $ 1,243
    System conversion costs                                                                 614          317           297
    Travel                                                                                  464          438            26
   Personnel training                                                                       219           79           140
    Advertising                                                                             148          148             -
    Other                                                                                   572          295           277
                                                                                        -------      -------       -------
                                                                                        $ 4,465      $ 2,482       $ 1,983
                                                                                        =======      =======       =======

                                                                                         TOTAL       AMOUNTS      REMAINING
                                                                                         COSTS         PAID        ACCRUAL
                                                                                         -----         ----        -------
Direct acquisition costs:
    Investment banking and professional fees                                            $ 3,958      $ 3,012       $   946
    Contract and lease terminations                                                         330          320            10
    Severance                                                                               273            -           273
                                                                                        -------      -------       -------
                                                                                        $ 4,561      $ 3,332       $ 1,229
                                                                                        =======      =======       =======

Severance charges are associated with the involuntary termination of approximately 59 former Gulf West employees who were notified that their positions were redundant within the combined organization. These positions were primarily in centralized corporate support and data processing areas. The contract termination costs are primarily comprised of payments required to be made to certain executives of Gulf West pursuant to their employment contracts. The lease termination costs were for buyouts on Gulf West leased facilities.

GARDNER ASSOCIATES, INC.

On September 20, 2002, TSFG acquired Gardner Associates, Inc., an independent insurance agency based in Columbia, South Carolina. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Gardner Associates, Inc. were recorded at their estimated fair values as of the merger date. The fair values are preliminary and are subject to refinement as information relative to the fair values as of September 20, 2002 becomes available. TSFG issued 156,426 shares of common stock valued at $3.3 million, acquired tangible assets totaling $1.3 million, assumed liabilities totaling $455,000, recorded a non-compete agreement intangible asset of $663,000, recorded goodwill of $876,000, and recorded a customer list intangible asset of $858,000. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 2 years. The customer list intangible is amortized on a straight-line basis over its estimated useful life of 10 years. In addition, the principals of Gardner Associates have the right to receive a maximum of 92,585 shares of TSFG common stock under earnout provisions based on Gardner Associates' annual and five-year financial performance.

ROCK HILL BANK AND TRUST

On October 31, 2002, TSFG completed its asset sale agreement to acquire substantially all of the assets and deposits of Rock Hill Bank & Trust ("Rock Hill"), which is the wholly-owned banking subsidiary of RHBT Financial Corporation ("RHBT"). At September 30, 2002, Rock Hill operated 3 branches in York County, South Carolina, and had deposits of $184.9 million. Under the asset sale agreement, Rock Hill received 430,017 shares of TSFG common stock, valued at $9.3 million, plus the right to receive a cash earnout essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in the entire designated loan pool and 50% of net amounts recovered under RHBT's blanket bond insurance policy with respect to such loans. TSFG also agreed to repurchase such number of these 430,017 shares as are not distributed to RHBT shareholders in RHBT's pending liquidation. TSFG has identified a potential liability related to certain Rock Hill trust accounts. Any liability recorded would increase the goodwill recorded.

TSFG owns 382,500 shares, or approximately 22% of RHBT outstanding stock, which is included in available for sale securities. During the third quarter, TSFG wrote-down its investment in RHBT by $1.2 million to its September 30, 2002 estimated fair value of approximately $1.9 million, or $5.00 per share. The
Board of Directors of RHBT presently plans to distribute most, but not necessarily all, of the 430,017 shares of TSFG common stock received by Rock Hill to RHBT shareholders after closing of the sale of assets. Upon the distribution of the TSFG common stock to RHBT shareholders, TSFG will cancel any TSFG shares received.

CENTRAL BANK OF TAMPA

In October 2002, TSFG signed a definitive agreement to acquire Central Bank of Tampa ("CBT"), a closely held community bank headquartered in Tampa, Florida. At September 30, 2002, CBT operated through 5 branches in Tampa and had total assets of $215.4 million. TSFG will issue common stock equal to $68.0 million in exchange for all the outstanding common shares of CBT. Such TSFG common stock will be valued at the average closing price on the ten trading days ending on the second trading day prior to closing (except that the value will never be deemed less than $15.00 or greater than $25.00). This transaction, which is expected to close in the fourth quarter of 2002, will be accounted for using the purchase method of accounting and is subject to receipt of CBT shareholder and regulatory approval.

(5)      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, TSFG adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). It requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

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

TSFG has completed its analysis of the fair value of its intangible assets, using a discounted cash flow method, and determined that the goodwill associated with Carolina First Mortgage Company was impaired. TSFG recorded a transitional impairment loss of $1.4 million. This transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income for the nine months ended September 30, 2002 (although it was not reflected in the third quarter 2002 results since the impairment is reflected as of January 1, 2002).

As of the January 1, 2002 adoption of SFAS 142, TSFG had unamortized goodwill in the amount of $89.1 million, unamortized identifiable intangible assets in the amount of $5.5 million, and unamortized unidentifiable intangible assets in the amount of $2.5 million related to branch purchases. Under SFAS 142, the amortization of goodwill ceased effective January 1, 2002. The amortization of goodwill approximated $4.2 million pre-tax (or $4.1 million after tax) during 2001 and $3.2 million pre-tax (or $3.1 million after-tax) during the nine months ended September 30, 2001. TSFG continues to amortize the identifiable intangible assets, which relate to core deposit premiums and customer lists. Also, see Notes 6 and 7 for additional financial statement disclosure requirements under SFAS 142.

The following presents the details for goodwill amortization expense and net income (in thousands, except share data):

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ---------------------------     ---------------------------
                                                                     2002           2001             2002           2001
                                                                     ----           ----             ----           ----
Net income                                                        $ 14,111        $11,000         $ 41,944        $29,276
Amortization of goodwill, net of tax                                     -            999                -          3,095
                                                                  --------        -------         --------        -------
Adjusted net income                                               $ 14,111        $11,999         $ 41,944        $32,371
                                                                  ========        =======         ========        =======

Net income per common share, basic                                  $ 0.34         $ 0.26           $ 1.02         $ 0.69
Amortization of goodwill, net of tax                                     -           0.02                -           0.07
                                                                    ------         ------           ------         ------
Adjusted net income per common share, basic                         $ 0.34         $ 0.28           $ 1.02         $ 0.76
                                                                    ======         ======           ======         ======

Net income per common share, diluted                                $ 0.33         $ 0.26           $ 1.00         $ 0.68
Amortization of goodwill, net of tax                                     -           0.02                -           0.07
                                                                    ------         ------           ------         ------
Adjusted net income per common share, diluted                       $ 0.33         $ 0.28           $ 1.00         $ 0.75
                                                                    ======         ======           ======         ======

RECLASSIFICATION OF LOSSES ON EARLY EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" ("SFAS 4"), and an amendment of SFAS 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 requires that gains and losses from extinguishment of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("FASB Opinion 30"). Applying the provisions of FASB Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

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

TSFG adopted SFAS 145 effective July 1, 2002. In connection with this adoption, TSFG reclassified losses on the early extinguishment of debt, which were incurred in the second half of 2001 and totaled $3.1 million pre-tax, to noninterest expenses.

UNIDENTIFIABLE INTANGIBLE ASSETS FROM BRANCH PURCHASES

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 removes acquisitions of financial institutions from the scope of both FASB Statements No. 72 ("SFAS 72") and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," except for transactions between two or more mutual enterprises. Thus, the requirement in SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of the scope of SFAS 72. In addition, SFAS 147 amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective for financial statements issued on or after October 1, 2002, and early adoption is permitted.

In the third quarter, TSFG adopted SFAS 147 effective as of January 1, 2002. The unamortized unidentifiable intangible assets related to branch purchases, which totaled $2.5 million net of accumulated amortization as of January 1, 2002, were reclassified as goodwill. In connection with this adoption, TSFG reversed pre-tax amortization of intangibles totaling $112,000, which was recorded in the first half of 2002.

(6)      INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

                                                       SEPTEMBER 30,             DECEMBER 31,
                                                 ---------------------------
                                                     2002            2001             2001
                                                     ----            ----             ----
Goodwill                                           $162,148         $92,699          $91,600
Core deposit premiums                                22,970          14,546           14,546
Less accumulated amortization                        (9,832)         (8,765)          (9,006)
                                                   --------         -------          -------
                                                     13,138           5,781            5,540
                                                   --------         -------          -------
Customer list intangible                                858               -                -
Less accumulated amortization                            (1)              -                -
                                                   --------         -------          -------
                                                        857               -                -
Non-compete agreement intangible                        663               -                -
Less accumulated amortization                            (4)              -                -
                                                   --------         -------          -------
                                                        659               -                -
                                                   --------         -------          -------
                                                   $176,802         $98,480          $97,140
                                                   ========         =======          =======

The following summarizes the changes in the carrying amount of goodwill related to each of TSFG's business segments (in thousands) for the nine months ended September 30, 2002:

                                                           CAROLINA       MERCANTILE
                                                          FIRST BANK         BANK           OTHER            TOTAL
                                                          ----------         ----           -----            -----

Balance, December 31, 2001                                 $90,194         $      -        $ 1,406         $ 91,600
Goodwill acquired during year                                  876           71,078              -           71,954
Impairment losses                                                -                -         (1,406)          (1,406)
                                                           -------         --------        -------         --------
Balance, September 30, 2002                                $91,070         $ 71,078        $     -         $162,148
                                                           =======         ========        =======         ========

Amortization of intangibles totaled $826,000 for core deposit premiums, $4,000 for non-compete agreement intangibles, and $1,000 for customer list intangibles for the nine months ended September 30, 2002. Amortization of intangibles totaled $1.0 million for core deposit premiums, $210,000 for unidentifiable intangible assets from branch purchases, and $3.2 million for goodwill for the nine months ended September 30, 2001. Under SFAS 142, the amortization of goodwill ceased effective January 1, 2002. Under SFAS 147, the amortization of unidentifiable intangible assets from branch purchases ceased effective January 1, 2002. See Note 5.

The estimated amortization expense for core deposit premiums for the years ended December 31 is as follows: $1.4 million for 2002, $2.1 million for 2003, $1.7 million for 2004, $1.5 million for 2005, $1.3 million for 2006, and an aggregate of $5.9 million for all the years thereafter. The estimated amortization expense for customer list intangibles is $24,000 for the year ended December 31, 2002 and $86,000 for the years ended December 31, 2003 to 2006 and an aggregate of $490,000 for all the years thereafter. The estimated amortization expense for non-compete agreement intangibles for the years ended December 31 is as follows:
$92,000 for 2002, $332,000 for 2003, and $239,000 for 2004.

(7)      MORTGAGE SERVICING RIGHTS

Capitalized mortgage servicing rights ("MSRs") totaled $5.6 million, $8.9 million, and $10.8 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively. Amortization expense for MSRs totaled $2.7 million and $3.3 million for the nine months ended September 30, 2002 and 2001, respectively.

The estimated amortization expense for MSRs for the years ended December 31 is as follows: $3.5 million for 2002, $3.1 million for 2003, $1.7 million for 2004, and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

(8)      DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. At September 30, 2002, the fair value of derivative assets totaled $6.7 million and was related to derivatives with no hedging designation and fair value hedges. At September 30, 2002, the fair value of derivative liabilities totaled $541,000 for cash flow hedges and $208,000 for futures, options, and other derivatives, which do not qualify for hedge accounting under SFAS 133.

Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the consolidated balance sheets. The notional amounts related to TSFG's derivatives at September 30, 2002, which are not recognized on the consolidated balance sheets, totaled $283.0 million for the derivative assets and $417.9 million for the derivative liabilities.

(9)      REDEMPTION OF SUBORDINATED NOTES

TSFG redeemed its 9.00% Subordinated Notes Due 2005 (the "Notes") on August 31, 2002. This constituted a full redemption of all of the outstanding Notes, which had a principal balance of $26.3 million. The Notes were redeemed at their par value. The associated unamortized issuance costs, which had a balance of $354,000 at August 31, 2002, were written off on the redemption date and included in noninterest expenses.

(10)     TRUST PREFERRED DEBT

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

The Capital Securities 2002-A accrue and pay distributions quarterly at a rate per annum equal to three-month LIBOR plus 365 basis points. This rate may not exceed 12.5% through July 2007. The distributions payable on the Capital Securities 2002-A are cumulative and payable quarterly in arrears. TSFG has the right, subject to events of default, to defer payments of interest on the Capital Securities 2002-A for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of October 7, 2032. TSFG has no current intention to exercise its right to defer payments of interest on the Capital Securities 2002-A.

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

On July 30, 2002, South Financial Capital Trust II (the "Capital Trust II"), a wholly-owned subsidiary of TSFG, issued and sold floating rate securities having an aggregate liquidation amount of $17.5 million (the "Capital Securities II") to institutional buyers in a pooled trust preferred issue. The Capital Securities II generated gross proceeds of $17.5 million. The Capital Trust II loaned these proceeds to the parent company to use for general corporate purposes. Issuance costs from the July 30, 2002 sale totaled $574,000. The trust preferred debt qualifies as tier 1 capital under Federal Reserve Board guidelines.

The Capital Securities II accrue and pay distributions semi-annually at a rate per annum equal to six-month LIBOR plus 362.5 basis points. This rate may not exceed 12.0% through July 30, 2007. The distributions payable on the Capital Securities II are cumulative and payable quarterly in arrears. TSFG has the right, subject to events of default, to defer payments of interest on the Capital Securities II for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of July 30, 2032. TSFG has no current intention to exercise its right to defer payments of interest on the Capital Securities II.

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

(11)     MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

Carolina First Mortgage Loan Trust (the "REIT") is a majority-owned subsidiary of SCOREIT, Inc., which is a wholly-owned subsidiary of Carolina First Bank, that holds real estate-related assets, including mortgage loans. Carolina First Bank is a wholly-owned banking subsidiary of TSFG. SCOREIT, Inc.'s ownership in the REIT is evidenced by common and preferred equity. On June 11, 2002, Carolina First Bank sold 131 shares of the REIT's Series 2000A Cumulative Fixed Rate Preferred Shares (the "Series A Trust Preferred Stock") and 385 shares of the REIT's Series 2002C Cumulative Floating Rate Preferred Shares (the "Series C Trust Preferred Stock") to institutional buyers. The Series A Trust Preferred Stock and Series C Trust Preferred Stock have a stated value of $100,000 per share. Proceeds to Carolina First Bank from these sales totaled approximately $49.2 million, net of issuance costs totaling $2.4 million, and are reported as minority interest in consolidated subsidiary on the consolidated balance sheet. The minority interest in consolidated subsidiary qualifies as capital under Federal Reserve Board guidelines.

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

The dividends earned by institutional holders of the Series A Trust Preferred Stock, the Series B Trust Preferred Stock, and the Series C Trust Preferred Stock for the nine months ended September 30, 2002 amounted to $2.2 million (net of related income taxes of $1.3 million). These dividends and the amortization of issuance costs, which totaled $69,000 pre-tax for the nine months ended September 30, 2002, are expensed on TSFG's consolidated statement of income as minority interest in consolidated subsidiary.

(12)     AVERAGE SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding.

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------------------
                                                                  2002                        2001
                                                                  ----                        ----
Basic:
Average common shares outstanding (denominator)                 41,507,843                  42,340,019
                                                                ==========                  ==========

DILUTED:
Average common shares outstanding                               41,507,843                  42,340,019
Dilutive potential common shares                                   996,898                     751,543
                                                                ----------                  ----------
Average diluted shares outstanding (denominator)                42,504,741                  43,091,562
                                                                ==========                  ==========

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------------------
                                                                  2002                        2001
                                                                  ----                        ----
Basic:
Average common shares outstanding (denominator)                 40,969,925                  42,407,504
                                                                ==========                  ==========

DILUTED:
Average common shares outstanding                               40,969,925                  42,407,504
Dilutive potential common shares                                   964,070                     721,844
                                                                ----------                  ----------
Average diluted shares outstanding (denominator)                41,933,995                  43,129,348
                                                                ==========                  ==========

                                                                   NUMBER                   RANGE OF
                                                                  OF SHARES              EXERCISE PRICES
                                                                  ---------              ---------------
For the three months ended
September 30, 2002                                                 977,672               $21.03 to $31.26
September 30, 2001                                               1,353,857               $17.93 to $31.26

For the nine months ended
September 30, 2002                                                 977,672               $21.03 to $31.26
September 30, 2001                                               1,561,080               $16.64 to $31.26

(13)     COMMITMENTS AND CONTINGENT LIABILITIES

TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG's consolidated financial position or results of operations.

TSFG has identified a potential liability related to certain Rock Hill trust accounts. Any liability recorded would increase the goodwill recorded.

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

(14)     BUSINESS SEGMENTS

TSFG has three principal operating subsidiaries, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Two of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments, Carolina First Bank and Mercantile Bank, engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, coastal North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in northern and central Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

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


                                                        CAROLINA     MERCANTILE                 ELIMINATING
                                                       FIRST BANK       BANK        OTHER         ENTRIES         TOTAL
                                                       ----------       ----        -----         -------         -----

THREE MONTHS ENDED SEPTEMBER 30, 2002:
Net interest income                                     $ 48,011      $10,092     $ (1,613)       $      -       $ 56,490
Provision for loan losses                                  3,865        1,718          (16)              -          5,567
Noninterest income                                        10,380        1,441       17,376         (12,078)        17,119
Noninterest expenses                                      30,945       11,565       15,821         (12,078)        46,253
  Amortization of intangibles (a)                            246          106            -               -            352
  Merger-related costs (a)                                     -        4,465            -               -          4,465
Income tax expense                                         7,666         (560)        (461)              -          6,645
Minority interest in consolidated
  subsidiary, net of tax                                  (1,033)           -            -               -         (1,033)
Net income                                                14,882       (1,190)         419               -         14,111

THREE MONTHS ENDED SEPTEMBER 30, 2001:
Net interest income                                     $ 40,903      $ 6,781       $ (824)       $      -       $ 46,860
Provision for loan losses                                  4,168        1,325          (17)              -          5,476
Noninterest income                                         9,522        1,077       14,267         (12,202)        12,664
Noninterest expenses                                      31,170        4,947       12,502         (12,202)        36,417
  Amortization of intangibles (a)                          1,370            -           53               -          1,423
  Merger-related recoveries (a)                              (89)           -            -               -            (89)
Income tax expense                                         5,217          545          366               -          6,128
Minority interest in consolidated
  subsidiary, net of tax                                    (503)           -            -               -           (503)
Net income                                                 9,367        1,041          592               -         11,000

NINE MONTHS ENDED SEPTEMBER 30, 2002:
Net interest income                                    $ 143,929      $24,986     $ (4,389)       $      -      $ 164,526
Provision for loan losses                                 12,305        5,765          (21)              -         18,049
Noninterest income                                        30,448        3,544       47,451         (39,049)        42,394
Noninterest expenses                                      92,472       22,061       46,583         (39,049)       122,067
  Amortization of intangibles (a)                            725          106            -               -            831
  Merger-related costs (a)                                     -        4,465            -               -          4,465
Income tax expense                                        22,369          223       (1,357)              -         21,235
Minority interest in consolidated
  subsidiary, net of tax                                  (2,219)           -            -               -         (2,219)
Cumulative effect of change in
  accounting principal, net of tax                             -            -       (1,406)              -         (1,406)
Net income                                                45,012          481       (3,549)              -         41,944

(a) Included in noninterest expenses.


                                                     CAROLINA      MERCANTILE                  ELIMINATING
                                                    FIRST BANK        BANK         OTHER         ENTRIES           TOTAL
                                                    ----------        ----         -----         -------
NINE MONTHS ENDED SEPTEMBER 30, 2001:
Net interest income                                 $ 117,990       $ 18,166     $ (2,389)      $       -       $ 133,767
Provision for loan losses                              11,107          4,269          208               -          15,584
Noninterest income                                     28,500          2,485       46,233         (38,514)         38,704
Noninterest expenses                                   95,171         14,357       39,854         (38,514)        110,868
  Amortization of intangibles (a)                       4,267              -          158               -           4,425
  Merger-related recoveries (a)                          (502)             -            -               -            (502)
Income tax expense                                     14,585            701          834               -          16,120
Minority interest in consolidated
  subsidiary, net of tax                                 (905)             -            -               -            (905)
Cumulative effect of change in
  accounting principal, net of tax                          -              -          282               -             282
Net income                                             24,722          1,324        3,230               -          29,276

(a) Included in noninterest expenses.

SEPTEMBER 30, 2002:
Total assets                                      $ 5,492,340     $1,461,921     $812,770      $ (881,063)    $ 6,885,968
Loans                                               3,188,032      1,060,628       78,388        (112,295)      4,214,753
Deposits                                            3,139,876      1,074,644            -         (20,841)      4,193,679

SEPTEMBER 30, 2001:
Total assets                                      $ 4,796,168      $ 746,567     $599,933      $ (649,291)    $ 5,493,377
Loans                                               3,137,723        613,734        4,854               -       3,756,311
Deposits                                            3,105,502        554,969            -         (25,814)      3,634,657

(15)     SUBSEQUENT EVENTS

On October 29, 2002, South Financial Capital Trust III (the "Capital Trust III"), a wholly-owned subsidiary of TSFG, issued and sold floating rate securities having an aggregate liquidation amount of $22.0 million (the "Capital Securities III") to institutional buyers in a pooled trust preferred issue. The Capital Securities III generated gross proceeds of $22.0 million. The Capital Trust III loaned these proceeds to the parent company to use for general corporate purposes. The trust preferred debt qualifies as tier 1 capital under Federal Reserve Board guidelines. Issuance costs from the October 29, 2002 sale totaled $680,000.

The Capital Securities III accrue and pay distributions semi-annually at a rate per annum equal to 90-day LIBOR plus 345 basis points. This rate may not exceed 12.0% through October 29, 2007. The distributions payable on the Capital Securities III are cumulative and payable quarterly in arrears. TSFG has the right, subject to events of default, to defer payments of interest on the Capital Securities III for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of October 29, 2032. TSFG has no current intention to exercise its right to defer payments of interest on the Capital Securities III.

The Capital Securities III are mandatorily redeemable upon maturity on October 29, 2032. TSFG has the right to redeem the Capital Securities III in whole or in part, on or after October 29, 2007. If the Capital Securities III are redeemed on or after October 29, 2007, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, TSFG may redeem the Capital Securities III in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

(16)     MANAGEMENT'S OPINION

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

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis are presented to assist in understanding the financial condition and results of operations of The South Financial Group, Inc. and its subsidiaries ("TSFG", which also may be referred to as "we", "us", or "our", except where the context requires otherwise). This discussion should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2001. Results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

TSFG, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial holding company, which commenced banking operations in December 1986, and conducted business through 70 locations in South Carolina, 5 locations in North Carolina and 31 locations in northern and central Florida as of September 30, 2002. TSFG operates through two wholly-owned subsidiary banks:
Carolina First Bank, a South Carolina state-chartered commercial bank, and Mercantile Bank, a Florida state-chartered commercial bank (which are collectively referred to as the "Subsidiary Banks"). Upon acquiring Gulf West, TSFG combined all of its Florida operations, formerly known as Citrus Bank, under the Mercantile Bank name. Through our subsidiaries, we provide a full range of financial services, including asset management, investments, insurance, and trust services, designed to meet substantially all of the financial needs of our customers.

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

MERGERS

The following table summarizes TSFG's mergers completed during 2002. All of these transactions were accounted for using the purchase method of accounting, and accordingly, the assets and liabilities were recorded at their estimated fair values, which are subject to adjustment, as of the merger date.

TABLE 1
--------------------------------------------------------------------------------
SUMMARY OF COMPLETED ACQUISITIONS
--------------------------------------------------------------------------------

                                                                                   IDENTIFIABLE
                           ACQUISITION      TOTAL         SHARES        CASH        INTANGIBLE
                              DATE        ASSETS (1)      ISSUED        PAID          ASSETS        GOODWILL
                              ----        ----------      ------        ----          ------        --------

Gulf West Banks, Inc.
  St. Petersburg, FL         08/31/02   $526.9 million   3,925,588  $32.4 million  $8.4 million   $71.1 million
Gardner Associates, Inc.
  Columbia, SC               09/20/02   $  1.3 million     249,011(2)    none      $1.5 million   $ 0.9 million

Closed subsequent to 9/30/02
----------------------------
Rock Hill Bank and Trust
  Rock Hill, SC              10/31/02                      430,017(3)    none(3)

(1)  The most recent quarter end prior to acquisition date.
(2) Of this amount, up to 92,585 of these shares are subject to forfeiture back to TSFG if certain annual and five-year financial performance targets are not met.
(3) TSFG agreed to pay a cash earnout based on collection and recoveries with respect to certain loans. TSFG also agreed to repurchase such number of these 430,017 shares as are not distributed to RHBT shareholders in RHBT's pending liquidation.

On August 31, 2002, TSFG completed the merger with Gulf West Banks, Inc. ("Gulf West"), a bank holding company headquartered in St. Petersburg, Florida. Gulf West operated through Mercantile Bank, a Florida-chartered, non-member bank with fifteen locations in the greater Tampa Bay area of Florida. This merger represents TSFG's first banking locations in the greater Tampa Bay area and advances TSFG's strategy to expand in markets with relatively high population and per capita income growth prospects. Upon acquiring Gulf West, TSFG combined all of its Florida operations under the Mercantile Bank name. TSFG's consolidated financial statements include the results of Gulf West's operations since the August 31, 2002 merger date.

On September 20, 2002, TSFG acquired Gardner Associates, Inc. ("Gardner Associates"), an independent insurance agency based in Columbia, South Carolina, which TSFG will use to build its insurance operations in the Midlands area of South Carolina.

Subsequent to quarter end, on October 31, 2002, TSFG completed the acquisition of substantially all of the assets and deposits of Rock Hill Bank & Trust ("Rock Hill"), which is the wholly-owned banking subsidiary of RHBT Financial Corporation ("RHBT"). Rock Hill operated 3 branches in York County, South Carolina. Under the asset sale agreement, Rock Hill received 430,017 shares of TSFG common stock, plus the right to receive a cash earnout essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in the entire designated loan pool and 50% of net amounts recovered under RHBT's blanket bond insurance policy with respect to such loans.

In connection with improper activities and bad lending practices by a former executive officer with respect to a large number of Rock Hill's loans, Rock Hill had to charge off or establish additional reserves for a material portion of its loan portfolio, prior to closing of the merger. Accordingly, related to the loans acquired from Rock Hill, TSFG expects its allowance for loan losses and nonaccrual loans to increase to above historical levels. The ultimate impact is not currently known.

TSFG owns 382,500 shares, or approximately 22% of RHBT outstanding stock, which is included in available for sale securities. During the third quarter, TSFG wrote-down its investment in RHBT by $1.2 million to its September 30, 2002 estimated fair value of approximately $1.9 million, or $5.00 per share. The
Board of Directors of RHBT presently plans to distribute most, but not necessarily all, of the 430,017 shares of TSFG common stock received by Rock Hill to RHBT shareholders shortly after closing of the sale of assets. Upon the distribution of the TSFG common stock to RHBT shareholders, TSFG will cancel any TSFG shares received.

PENDING MERGER

In October 2002, TSFG signed a definitive agreement to acquire Central Bank of Tampa ("CBT"), a closely held community bank headquartered in Tampa, Florida. At September 30, 2002, CBT operated through 5 branches in Tampa and had total assets of $215.4 million. TSFG will issue common stock equal to $68.0 million in exchange for all the outstanding common shares of CBT. Such TSFG common stock will be valued at the average closing price on the ten trading days ending on the second trading day prior to closing (except that the value will never be deemed less than $15.00 or greater than $25.00). This transaction, which is expected to close in the fourth quarter of 2002, will be accounted for using the purchase method of accounting and is subject to receipt of CBT shareholder and regulatory approval.

EARNINGS REVIEW

OVERVIEW

Net income for the nine months ended September 30, 2002 totaled $41.9 million, up 43.3% compared with $29.3 million for the nine months ended September 30, 2001. Earnings per diluted share for the first nine months of 2002 were $1.00, a 47.1% increase from $0.68 per diluted share in the first nine months of 2001. Higher net interest income, efficiency improvements, and a more favorable effective tax rate contributed to the increases in net income and earnings per diluted share. Net interest income increased from a higher net interest margin and growth in average earning assets. Key factors responsible for TSFG's results of operations are discussed throughout Management's Discussion and Analysis below.

Noninterest income for the nine months ended September 30, 2002 and 2001 included pre-tax gains on asset sales of $4.4 million and $1.3 million, respectively. For the nine months ended September 30, 2002, TSFG recognized a $4.7 million gain on the sale of NetBank, Inc. common stock, which was partially offset by a $1.2 million write-down on its investment in RHBT. See "Earnings Review - Noninterest Income" for details on the gain on asset sales. Noninterest expenses for the first nine months of 2002 included the following pre-tax other items: $4.5 million in merger-related costs, $1.6 million of personnel expense related to the settlement of certain employment agreements from previous mergers, and a $354,000 loss on early extinguishment of debt. For the first nine months of 2001, noninterest expenses included the following pre-tax other items:
$1.1 million loss on early extinguishment of debt, $502,000 recovery of merger-related costs related to the sale of real estate, and $391,000 impairment loss from the write-down of assets.

On January 1, 2002, TSFG adopted SFAS 142 and ceased amortization of goodwill. Amortization of intangibles that are not amortized in 2002 totaled $3.4 million for the nine months ended September 30, 2001. In the third quarter 2002, TSFG recorded a $1.4 million charge related to impairment of goodwill associated with Carolina First Mortgage Company, which is shown as a cumulative effect of change in accounting principle. In accordance with the accounting rules, this change was recorded as of January 1, 2002 and therefore is reflected in the year-to-date income, but not the quarter.

Average common shares outstanding on a diluted basis were 41.9 million in the first nine months of 2002, down 2.8% from 43.1 million for first nine months of 2001. In connection with share repurchase programs, TSFG repurchased and cancelled 2,141,907 shares during the first nine months of 2002.

At September 30, 2002, TSFG had approximately $6.9 billion in assets, $4.2 billion in loans, $4.2 billion in deposits, and $554.6 million in shareholders' equity. At September 30, 2002, the ratio of nonperforming assets to loans and other real estate owned was 1.07%.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on assets and the interest paid for the liabilities to support such assets as well as such items as loan fees and dividend income. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 2 presents average balance sheets and a net interest income analysis on a tax equivalent basis for the three and nine months ended September 30, 2002 and 2001.


TABLE 2
------------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------
                                                      2002                           2001
                                        ----------------------------   ----------------------------
                                          AVERAGE   INCOME/   YIELD/     AVERAGE   INCOME/   YIELD/
                                          BALANCE   EXPENSE   RATE       BALANCE   EXPENSE   RATE
                                          -------   -------   ----       -------   -------   ----
Assets
Earning assets
  Loans (1)                              $4,018,965  $67,751    6.69%  $ 3,741,496  $76,432   8.10 %
  Investment securities (taxable) (2)     1,707,479   22,011    5.16     1,046,714   16,799   6.37
  Investment securities (nontaxable) (3)     93,301    1,669    7.16        84,243    1,541   7.26
  Federal funds sold                          7,214       26    1.43           968        8   3.28
  Interest-bearing bank balances             50,154      226    1.79        36,819      205   2.21
                                        -----------  -------           -----------  -------
      Total earning assets                5,877,113   91,683    6.19     4,910,240   94,985   7.67
                                        -----------  -------           -----------  -------
  Non-earning assets                        592,822                        525,510
                                         ----------                    -----------
      Total assets                       $6,469,935                    $ 5,435,750
                                         ==========                    ===========

Liabilities and shareholders' equity
Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                    $  592,622  $ 1,731    1.16    $  587,151  $ 3,472   2.35
    Savings                                 124,611      224    0.71       114,016      570   1.98
    Money market                            834,111    3,725    1.77       772,515    6,798   3.49
    Time deposits                         1,744,858   14,813    3.37     1,626,509   22,828   5.57
                                         ----------  -------            ----------  -------
      Total interest-bearing deposits     3,296,202   20,493    2.47     3,100,191   33,668   4.31
   Borrowings                             1,924,197   14,115    2.91     1,219,802   13,918   4.53
                                         ----------  -------            ----------  -------
    Total interest-bearing liabilities    5,220,399   34,608    2.63     4,319,993   47,586   4.37
                                                     -------                        -------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits            570,508                        494,911
    Other noninterest-bearing liabilities    80,410                         92,510
                                         ----------                     ----------
      Total liabilities                   5,871,317                      4,907,414
Minority interest in consolidated
   subsidiary                                86,429                         37,027
Shareholders' equity                        512,189                        491,309
                                         ----------                     ----------
  Total liabilities and shareholders'
   equity                                $6,469,935                     $5,435,750
                                         ==========                     ==========
Net interest margin                                  $57,075    3.85%               $47,399   3.83 %
                                                     =======                        =======
Tax-equivalent adjustment (3)                        $   585                        $   539
                                                     =======                        =======

(1) Nonaccrual loans are included in average balances for yield computations.
(2) The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.
(3) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4) The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends.
Note:  Average balances are derived from daily balances.



TABLE 2 (CONTINUED)
-----------------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
-----------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------------------------------------
                                                         2002                            2001
                                          ------------------------------  ------------------------------
                                            AVERAGE    INCOME/   YIELD/     AVERAGE    INCOME/    YIELD/
                                            BALANCE    EXPENSE   RATE       BALANCE    EXPENSE    RATE
Assets
 Earning assets
  Loans (1)                                $3,894,325  $199,680    6.86 %  $3,754,478   $242,253   8.63 %
  Investment securities (taxable) (2)       1,650,010    64,795    5.24       938,807     45,966   6.55
  Investment securities (nontaxable) (3)       92,218     4,984    7.21        82,833      4,563   7.37
  Federal funds sold                            2,431        26    1.43           446         13   3.90
  Interest-bearing bank balances               69,851       913    1.75        33,458      1,168   4.67
                                           ----------  --------            ----------   --------
      Total earning assets                  5,708,835   270,398    6.33     4,810,022    293,963   8.17
                                                       --------                         --------
  Non-earning assets                          537,398                         533,726
                                           ----------                      ----------
      Total assets                         $6,246,233                      $5,343,748
                                           ==========                      ==========

Liabilities and shareholders' equity
 Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                      $  590,902  $  5,332    1.21    $  580,509   $ 11,686   2.69
    Savings                                   118,909       654    0.74       114,421      1,887   2.20
    Money market                              756,348     9,538    1.69       744,836     22,302   4.00
    Time deposits                           1,715,167    47,798    3.73     1,801,287     82,781   6.14
                                           ----------  --------            ----------   --------
      Total interest-bearing deposits       3,181,326    63,322    2.66     3,241,053    118,656   4.89
   Borrowings                               1,928,727    40,805    2.83     1,044,276     39,943   5.11
                                           ----------  --------            ----------   --------
    Total interest-bearing liabilities      5,110,053   104,127    2.72     4,285,329    158,599   4.95
                                           ----------  --------            ----------   --------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits              530,737                         469,053
    Other noninterest-bearing liabilities      73,843                          83,911
                                           ----------                      ----------
      Total liabilities                     5,714,633                       4,838,293
Minority interest in consolidated
     subsidiary (4)                           454,232                          20,358
Shareholders' equity                          477,368                         485,097
                                           ----------                      ----------
  Total liabilities and shareholders'
     equity                                $6,246,233                      $5,343,748
                                           ==========                      ===========
Net interest margin                                    $166,271    3.89 %               $135,364   3.76 %
                                                       ========                         ========
Tax-equivalent adjustment (3)                          $  1,745                         $  1,597
                                                       ========                         ========

(1) Nonaccrual loans are included in average balances for yield computations.
(2) The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.
(3) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4) The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends.
Note:  Average balances are derived from daily balances.


Fully tax-equivalent net interest income for the first nine months of 2002 increased $30.9 million, or 22.8%, to $166.3 million from $135.4 million in the first nine months of 2001. The net interest margin increased to 3.89% in the first nine months of 2002 from 3.76% in the first nine months of 2001. These increases were due to the increase in average earning assets, the prompt repricing of funding sources as the Federal Reserve lowered rates during 2001, and repricing maturing certificates of deposit at significantly lower rates.

Average earning assets grew $898.8 million, or 18.7%, to $5.7 billion in the first nine months of 2002 from $4.8 billion in the first nine months of 2001, primarily from higher investment securities. The Gulf West merger, which closed August 31, 2002, added $475.6 million in earning assets, which are included for the month of September. The Gulf West merger accounted for approximately $53 million of the increase in average earning assets for the first nine months of 2002. Average loans increased $139.8 million, unadjusted for the December 2001 sale of $79.5 million of residential mortgage loans from the held for investment portfolio, to $3.9 billion in the first nine months of 2002 from $3.8 billion in the first nine months of 2001. Average investment securities, excluding the average net unrealized securities gains, increased from $1.0 billion in the first nine months of 2001 to $1.7 billion in the first nine months of 2002. TSFG increased the U.S. Treasury security portfolio by $520.1 million during the fourth quarter of 2001, largely in anticipation of prepayments of mortgage-backed securities. TSFG purchased these securities to leverage the capital position, take advantage of opportunities to increase net interest income, and manage interest rate risk. The acceleration of prepayments of mortgage-backed securities reduces interest income due to the related write-off of any associated purchased premium.

During 2001, the Federal Reserve reduced the target for the federal funds rate 11 times for a total of 475 basis points. Three of these reductions occurred in the last three months of the year for a total of 125 basis points. A large portion of our adjustable rate loans, which constitute 54.1% of the loan portfolio, repriced immediately following changes in interest rates by the Federal Reserve. In addition, certificates of deposits were repriced at significantly lower rates and higher-cost Federal Home Loan Bank ("FHLB") advances were prepaid. Accordingly, as TSFG reduced its interest rates during the year, the decline in the funding source rate outpaced the decline in the earning asset yield. For the first nine months of 2001 compared with the first nine months of 2002, the earning asset yield declined 184 basis points to 6.33%, whereas the funding source rate declined 223 basis points to 2.72%. TSFG expects certificates of deposit to continue to reprice downward in the last quarter of 2002, although with a significantly smaller benefit than that realized in 2001 and the first three quarters of 2002. As a result of the significant decline in interest rates in 2001, the current market rates for similar certificates of deposits are significantly lower.

Average total deposits remained constant at $3.7 billion during the first nine months of both 2002 and 2001. These balances stayed flat due to the competitive nature of the deposit markets. TSFG has elected to reduce deposit rate-driven promotions. Average borrowings increased to $1.9 billion during the nine months ended September 30, 2002 from $1.0 billion during the nine months ended September 30, 2001 due to increases in repurchase agreements and fed funds purchased to fund the growth in earning assets. Repurchase agreements, which increased in connection with TSFG's purchases of securities to leverage the capital position, accounted for the majority of this increase.

In the third quarter 2002, TSFG repositioned its investment portfolio by selling approximately $450 million of 10-year U.S. Treasury securities and purchasing approximately $412 million of adjustable rate mortgage-backed securities. This repositioning may reduce net interest income, while better positioning TSFG for increasing interest rates.

Deposits generated through Bank CaroLine, an Internet banking division of Carolina First Bank, generally pay higher rates than those offered by our branch locations. During the first nine months of 2002, TSFG priced the Bank CaroLine deposits less aggressively than it did in 2001 in an effort to lower the overall cost of funds. Bank CaroLine deposits totaled $34.1 million as of September 30, 2002 compared with $55.3 million and $91.6 million as of December 31, 2001 and September 30, 2001, respectively.

On August 31, 2002, TSFG redeemed $26.3 million of 9.00% Subordinated Notes Due 2005. In connection with the redemption, TSFG recorded a $354,000 loss on early extinguishment of debt. During 2001, TSFG recorded a $3.1 million loss associated with the early extinguishment of approximately $54.3 million in FHLB advances. TSFG engaged in these transactions to take advantage of the opportunity to reinvest the proceeds and refinance the borrowings at more favorable rates, thereby enhancing net interest income. TSFG continues to evaluate the relative cost and benefit of incurring additional prepayment penalties from the early extinguishment of debt. See "Borrowed Funds."

PROVISION FOR LOAN LOSSES

The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan and lease losses (the "Allowance") to a level deemed appropriate by management based on factors discussed in "Balance Sheet Review - Allowance for Loan Losses" and "Credit Quality." The provision for loan losses was $18.0 million and $15.6 million for the first nine months of 2002 and 2001, respectively. The increase was attributable to continued loan growth, higher loan losses, and uncertain economic conditions.

The Allowance equaled 1.20% and 1.18% of loans held for investment as of September 30, 2002 and 2001, respectively. Based on management's analysis of impairment as defined in Statement of Financial Accounting Standards ("SFAS") 114, specific reserves allocated to impaired loans totaled $6.2 million, or 19.3% of impaired loans at September 30, 2002, compared with $4.2 million and 13.1% of impaired loans at September 30, 2001. See "Allowance for Loan Losses" and "Credit Quality."

NONINTEREST INCOME

Noninterest income totaled $42.4 million in the first nine months of 2002, compared with $38.7 million in the first nine months of 2001. The increase in noninterest income was primarily the result of a $2.7 million increase in service charges on deposit accounts and a $2.4 million increase in gain on equity investments. This increase was partially offset by a $1.9 million decrease in mortgage banking income (see Table 4, Components of Mortgage Banking Income for details). Table 3 shows the components of noninterest income for the three and nine months ended September 30, 2002 and 2001.

TABLE 3
--------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NONINTEREST INCOME
--------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                   ----------------------------  -------------------------
                                                                         2002          2001           2002          2001
                                                                         ----          ----           ----          ----
Service charges on deposit accounts                                    $ 6,108       $ 4,568        $16,436       $13,748
Fees for investment services                                             1,359         1,462          4,639         4,204
Mortgage banking income                                                    850           927          3,397         5,250
Bank-owned life insurance                                                1,877         1,845          5,486         5,397
Merchant processing income                                               1,778         1,657          4,741         4,618
Other                                                                      830         1,073          3,302         4,180
                                                                       -------       -------        -------       -------
   Noninterest income, excluding gain (loss) on asset sales             12,802        11,532         38,001        37,397
                                                                       -------       -------        -------       -------
Gain on sale of available for sale securities                              790         1,134          1,005         1,539
Gain on equity investments, net                                          3,527            17          3,388         1,019
Loss on disposition of assets and liabilities                               -            (19)            -         (1,251)
                                                                       -------       -------        -------       -------
   Gain on asset sales, net                                              4,317         1,132          4,393         1,307
                                                                       -------       -------        -------       -------
   Total noninterest income                                            $17,119       $12,664        $42,394       $38,704
                                                                       =======       =======        =======       =======


Noninterest income included gains on asset sales of $4.4 million and $1.3 million in the first nine months of 2002 and 2001, respectively. During the first nine months of 2002, the gain on equity investment included a $4.7 million gain on the sale of 450,000 shares of NetBank, Inc. common stock. This gain was partially offset by a $1.2 million write-down on RHBT common stock and a $150,000 write-off of an investment in a technology company. During the nine months ended September 30, 2001, the gain on equity investments included $1.1 million from the exchange of Star Systems, Inc. stock for stock of Concord EFS, Inc. (a publicly-traded company) and the subsequent sale of the investment in Concord EFS, Inc., as well as a $63,000 gain from the sale of common stock of Affinity Technology Group, Inc. These gains were partially offset by a $200,000 loss associated with the write-down of an Internet-related investment. During the first nine months of 2001, the loss on disposition of assets and liabilities related to a $1.0 million loss associated with the sale of four branch office locations, which closed in July 2001, and a $262,000 loss associated with the sale-leaseback of a branch office.

Service charges on deposit accounts, the largest contributor to noninterest income, rose 19.6% to $16.4 million in the first nine months of 2002 from $13.7 million for the same period in 2001. The increase was attributable to attracting new transaction accounts, improving collection of fees, and revising fee structures to reflect competitive pricing. Average balances for deposit transaction accounts, which impact service charges, increased approximately 4.6% for the same period.

Fees for investment services, which include trust and brokerage income, for the first nine months of 2002 and 2001 were approximately $4.6 million and $4.2 million, respectively. During this period, brokerage income increased $575,000, and trust income decreased $140,000, partially related to the decline in market value of assets administered. At September 30, 2002 and 2001, the market value of assets administered by the trust department totaled $621.7 million and $735.4 million, respectively.

Mortgage banking income includes origination income and secondary marketing operations (related to current production), servicing fees (net of the related amortization for the mortgage-servicing rights and subservicing payments), gains and losses on sales of portfolio mortgage loans, gains and losses on sales of mortgage servicing rights, and losses and recoveries related to the impairment of mortgage-servicing rights. Mortgage banking income in the first nine months of 2002 decreased $1.9 million to $3.4 million from $5.3 million in the first nine months of 2001. Table 4 shows the components of mortgage banking income for the three and nine months ended September 30, 2002 and 2001.

TABLE 4
--------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF MORTGAGE BANKING INCOME
--------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                                   ---------------------------   -------------------------
                                                                         2002          2001           2002          2001
                                                                         ----          ----           ----          ----
Origination income and secondary marketing operations                   $1,991        $1,413         $5,345        $4,446
Net mortgage servicing income                                             (372)         (118)          (963)          418
Impairment on mortgage servicing rights                                   (769)         (229)          (592)         (509)
Gain (loss) on sale of portfolio mortgage loans                              -           (80)          (393)        1,500
Loss on sale of mortgage servicing rights                                    -           (59)             -          (605)
                                                                        ------        ------         ------        ------
   Total mortgage banking income                                        $  850        $  927         $3,397        $5,250
                                                                        ======        ======         ======        ======


TSFG realigned its mortgage banking strategy to place more emphasis on mortgage originations. For the first nine months of 2002, origination income and secondary marketing increased 20.2% to $5.3 million from $4.4 million for the first nine months of 2001. Mortgage loans held for sale originated by TSFG originators totaled $325.3 million and $191.6 million in the first nine months of 2002 and 2001, respectively. Mortgage origination volumes by TSFG originators increased in the first nine months of 2002 due to lower mortgage loan rates and the hiring of additional mortgage originators. Mortgage loan originations, for the nine months ended September 30, 2001, also included $89.2 million attributable to correspondent relationships. TSFG discontinued its correspondent relationships in the second quarter of 2001. The benefit associated with correspondent originations, which were principally related to increasing the servicing volumes (which TSFG began outsourcing in December 2001), diminished.

In connection with the realignment of its mortgage banking strategy, TSFG securitized mortgage loans, sold mortgage loans, and sold mortgage-servicing rights in 2001. These sales resulted in a $393,000 loss and an $895,000 net gain during the first nine months of 2002 and 2001, respectively. Beginning in December 2001, TSFG contracted with non-affiliated companies to service mortgage loans for TSFG's affiliates. Net servicing income declined to a $963,000 loss for the nine months ended September 30, 2002 from a $418,000 gain for the nine months ended September 30, 2001. This decline resulted from a smaller servicing portfolio, the outsourcing of servicing to third party servicers, and higher mortgage servicing rights amortization due to declining interest rates.

CF Mortgage's total servicing portfolio includes mortgage loans owned by Carolina First Bank, mortgage loans owned by Mercantile Bank, and other mortgage loans for which Carolina First Bank owns the rights to service. At September 30, 2002, CF Mortgage's servicing portfolio included 6,726 loans having an aggregate principal balance of $560.2 million. At September 30, 2001, the aggregate principal balance for CF Mortgage's servicing portfolio totaled $1.1 billion, significantly higher than September 30, 2002 due to sales of mortgage servicing rights and mortgage portfolio loans during 2001. Mortgage servicing rights, net of the valuation allowance totaled $5.6 million and $10.8 million at September 30, 2002 and 2001, respectively. Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights.

For the nine months ended September 30, 2002, TSFG recorded a $592,000 charge for impairment, net of recoveries, from the valuation of mortgage servicing rights, which included $769,000 recorded for the third quarter. In the first nine months of 2001, TSFG recorded a $509,000 charge for impairment from the valuation of mortgage servicing rights. At September 30, 2002, the valuation allowance for capitalized mortgage servicing rights totaled $1.7 million.

Bank-owned life insurance income remained relatively constant at $5.5 million for the first nine months of 2002 and $5.4 million for the first nine months of 2001. Merchant processing income also remained relatively constant at $4.7 million and $4.6 million for the nine months ended September 30, 2002 and 2001, respectively.

Other noninterest income totaled $3.3 million for the first nine months of 2002, compared with $4.2 million for the first nine months of 2001. This decrease was primarily the result of $267,000 in losses on trading securities for the first nine months of 2002, compared with $207,000 in gains for the corresponding period in 2001, and $762,000 in losses on the sale of real estate acquired in partial or total satisfaction of problem loans for the first nine months of 2002, compared with $386,000 in losses for the corresponding period in 2001. Other noninterest income includes income related to customer service fees, debit cards, insurance commissions, and international banking services. Total income from these fee income sources increased over the prior year (in aggregate) and the preceding quarter, due in part to TSFG's rollout of Elevate, a customer-centered sales process.

NONINTEREST EXPENSES

Noninterest expenses increased to $122.1 million in the first nine months of 2002 from $110.9 million in the first nine months of 2001. Noninterest expenses for the nine months ended September 30, 2002 included $4.5 million in merger-related  expenses,  $1.6  million  in  salary  and wages  related  to the settlement of certain employment agreements from previous mergers, and a $354,000 loss on the early extinguishment of debt. Noninterest expenses in the first nine months of 2001 included a $1.1 million loss on the early extinguishment of debt, a $502,000 recovery of merger-related costs (which related to the sale of real estate at prices higher than estimated), and a $391,000 impairment loss from the write down of assets (which was primarily related to lease termination fees for abandoned locations). Excluding these other charges, noninterest expenses increased $5.8 million, or 5.3%, to $115.7 million for the first nine months of 2002 from $109.9 million for the first nine months of 2001. Increases in salaries, wages, and employee benefits, which in part reflects expenses related to Gulf West, were partially offset by lower amortization of intangibles from ceasing goodwill amortization.

Salaries, wages, and employee benefits increased to $62.8 million in the first nine months of 2002 from $54.0 million in the first nine months of 2001. Full-time equivalent employees increased to 1,593 from 1,357 as of September 30, 2002 and 2001, respectively. The increase in personnel expense was attributable to adding Gulf West for the month of September, hiring new revenue-producing associates (at a higher cost per full-time equivalent employee), and recording higher levels of incentive pay. Restricted stock plan awards, which are expensed to salaries and wages, increased to $1.7 million in the first nine months of 2002 from $545,000 in the first nine months of 2001.

Occupancy and furniture and equipment expenses increased to $22.2 million for the nine months ended September 30, 2002 from $20.9 million for the corresponding period from 2001, primarily from the addition of branch offices, principally from Gulf West, and higher data processing costs. Professional fees and merchant processing expenses remained relatively constant for the first nine months of 2002 and 2001.

Amortization of intangibles decreased to $831,000 for the nine months ended September 30, 2002 from $4.4 million for the nine months ended September 30, 2001. This decrease was primarily attributable to the January 1, 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires TSFG to cease the amortization of goodwill.

Other noninterest expenses increased $956,000 to $23.7 million in the first nine months of 2002 from $22.8 million in the first nine months of 2001. The overall increase in other noninterest expenses was principally attributable to increases in loan collection expense and sundry losses.

MERGER-RELATED COSTS

In connection with the August 31, 2002 merger of Gulf West, TSFG incurred pre-tax merger-related costs of approximately $4.5 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, TSFG had a $502,000 recovery of merger-related costs. This recovery related to the sale of properties acquired in the June 2000 merger of Anchor Financial Corporation at prices higher than estimated when a reserve for their disposition was established in 2000. At September 30, 2002, the accrual for merger-related costs totaled $2.0 million, which included $1.2 million for compensation-related expenses. See Item 1, Note 4 to the Consolidated Financial Statements.

During the fourth quarter 2002, TSFG expects to record merger-related costs in connection with the asset sale agreement with Rock Hill (which closed October 31, 2002), the merger with CBT (expected to close in the fourth quarter 2002), and additional costs, which are expected to be insignificant, associated with Gulf West.

INCOME TAXES

The effective income tax rate as a percentage of pretax income was 31.8% for the first nine months of 2002 and 35.0% for the first nine months of 2001. The effective income tax rate declined in connection with the company's ability to utilize a capital tax loss carry forward to offset gains realized on equity investments in third quarter 2002 and ceasing the amortization of goodwill. The write-off of goodwill associated with the sale of four branch office locations that was not deductible for tax purposes increased the effective rate for the nine months ended September 30, 2001. The blended statutory income tax rate was 36.94% for both of these periods.

TSFG's effective income tax rates take into consideration certain assumptions and estimates by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. TSFG is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred tax assets. Tax returns for 1998 and subsequent years are exposed to examination by taxing authorities.

THIRD QUARTER RESULTS

Net income for the three months ended September 30, 2002 totaled $14.1 million, up 28.3% compared with $11.0 million for the three months ended September 30, 2001. Earnings per diluted share for the three months ended September 30, 2002 were $0.33, a 26.9% increase from earnings per diluted share of $0.26 for the three months ended September 30, 2001. Higher net interest income, service charges on deposits accounts, gains on asset sales, and a more favorable tax rate contributed to the growth in earnings. This earnings growth was partially offset by merger-related costs, higher noninterest expenses, and a higher provision for loan losses.

Fully tax-equivalent net interest income totaled $57.1 million, an increase of $9.7 million, or 20.4%, compared with the third quarter of 2001. Net interest income increased from a stable net interest margin and 19.7% growth in average earning assets, principally from investment securities. The net interest margin was 3.85% for the third quarter 2002, up slightly from 3.83% for the third quarter 2001.

Noninterest income for the three months ended September 30, 2002 and 2001 included pre-tax gains on asset sales of $4.3 million and $1.1 million, respectively. For the third quarter 2002, the largest item was a $4.7 million gain from the sale of NetBank common stock, partially offset by a $1.2 million write-down on the investment in RHBT. See "Earnings Review - Noninterest Income" for details on the gains on asset sales. Noninterest income, excluding the gains on asset sales, increased 11.0% to $12.8 million for the third quarter of 2002 compared with $11.5 million for the third quarter of 2001. Mortgage banking income for the third quarter 2002 included a $769,000 impairment write-down on the value of mortgage servicing rights due to the decline in interest rates, compared with $229,000 for the third quarter 2001. The noninterest income increase came principally from fee income increases from service charge on deposit accounts, mortgage banking income excluding impairment on mortgage servicing rights, brokerage income, merchant processing income, debit card income, and insurance income.

For the third quarter 2002, noninterest expenses included the following pre-tax other items: $4.5 million in merger-related expenses, $1.6 million in salary and wages related to the settlement of certain employment agreements from previous mergers, and a $354,000 loss on the early extinguishment of debt. For the third quarter 2001, noninterest expenses included the following pre-tax other items:
$1.1 million loss on the early extinguishment of debt, a $176,000 write-down of an impaired asset, and the recovery of $89,000 of restructuring and merger-related costs. Noninterest expenses, excluding the other items, increased 13.1% to $39.9 million for the third quarter of 2002 from $35.2 million for the third quarter of 2001, which in part reflects expenses related to Gulf West. Increases in noninterest expenses were partially offset by lower amortization of intangibles from ceasing goodwill amortization. Amortization of intangibles that are not amortized in 2002 totaled $1.1 million for the three months ended September 30, 2001.

BALANCE SHEET REVIEW

LOANS

Loans are the largest category of earning assets and generally produce the highest yields. TSFG concentrates on lending to small and middle market businesses and retail consumers. At September 30, 2002, outstanding loans totaled $4.2 billion, which equaled 100.5% of total deposits and 61.2% of total assets. The loan portfolio consisted principally of commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers domiciled in TSFG's market areas in South Carolina, North Carolina, and Florida. The portfolio did not contain any foreign loans or any "highly leveraged transactions," as defined by regulatory authorities.

TSFG's only significant industry concentration is commercial real estate loans (loans to finance real properties for sale or lease to unrelated third parties), which totaled $1.3 billion, or 32.4.% of loans held for investment, at September 30, 2002. In Table 3, these loans are included in the "Real estate - construction" and "Commercial secured by real estate" categories, which also include loans to non-real estate industry borrowers. All other industry concentrations represented less than 10% of total loans.

Table 5 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans.

TABLE 5
-------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                             SEPTEMBER 30,                DECEMBER 31,
                                                                    ---------------------------------
                                                                             2002              2001            2001
                                                                             ----              ----            ----
Commercial, financial and agricultural                                  $  820,421        $  722,220       $  742,218
Real estate - construction (1)                                             545,896           507,587          532,037
Real estate - residential mortgages (1-4 family)                           603,822           708,338          551,119
Commercial secured by real estate (1)                                    1,633,775         1,289,154        1,400,466
Consumer                                                                   547,932           511,349          503,900
Lease financing receivables                                                    208               972              510
                                                                        ----------        ----------       ----------
Loans held for investment                                                4,152,054         3,739,620        3,730,250
Loans held for sale                                                         62,699            16,691            6,513
Less: allowance for loan losses                                             50,011            43,944           44,587
                                                                       -----------        ----------       ----------
   Total net loans                                                      $4,164,742        $3,712,367       $3,692,176
                                                                        ==========        ==========       ==========

-------------------------------------------------------------------------------------------------------------------------
PERCENTAGE OF LOANS HELD FOR INVESTMENT IN CATEGORY
-------------------------------------------------------------------------------------------------------------------------

                                                                                SEPTEMBER 30,              DECEMBER 31,
                                                                      --------------------------------
                                                                             2002              2001             2001
                                                                             ----              ----             ----
Commercial, financial and agricultural                                       19.76 %           19.31 %          19.90 %
Real estate - construction (1)                                               13.15             13.57            14.26
Real estate - residential mortgages (1-4 family)                             14.54             18.94            14.77
Commercial secured by real estate (1)                                        39.34             34.47            37.54
Consumer                                                                     13.20             13.68            13.52
Lease financing receivables                                                   0.01              0.03             0.01
                                                                            ------            ------           ------
    Total                                                                   100.00  %         100.00  %        100.00  %
                                                                            ======            ======           ======


(1) These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities. At September 30, 2002, such loans were approximately 51.2% of these category totals.

Loans held for investment increased $412.4 million, or 11.0%, to approximately $4.2 billion at September 30, 2002 from $3.7 billion at September 30, 2001. In December 2001, TSFG sold $79.5 million of residential mortgage loans from the held for investment portfolio. On August 31, 2002, TSFG acquired $286.6 million in loans held for investment from its merger with Gulf West, which accounted for more than half of the increase. The majority of the loan growth was in commercial loans at both Carolina First Bank and Mercantile Bank, although commercial loan growth slowed during the third quarter 2002. Indirect auto loans (loans purchased from car dealers) and home equity loans also increased, partially offset by a decline in direct consumer loans.

The composition of the loans held for investment portfolio is similar to that as of December 31, 2001, following the December 2001 sale of residential mortgage loans. While TSFG originations of residential mortgage loans have increased, TSFG sells most of its residential mortgage loans in the secondary market. Loans held for sale increased principally from the addition of approximately $26.0 million of commercial real estate loans acquired from Gulf West, which are primarily related to the hospitality sector. TSFG has not yet received final appraisals on these properties and expects to record a market valuation adjustment in the fourth quarter 2002.

TSFG's corporate lending group focuses on relationship-based lending to larger regional companies headquartered in its markets. At September 30, 2002, the outstanding balance of loans identified as shared national credits totaled $55.8 million.

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

The Allowance totaled $50.0 million, or 1.20% of loans held for investment at September 30, 2002, compared with $43.9 million, or 1.18%, at September 30, 2001. The Allowance was 1.42 times and 1.28 times nonperforming loans at September 30, 2002 and 2001, respectively. Nonperforming loans were $35.2 million at September 30, 2002, compared with $34.2 million at September 30, 2001. See "Credit Quality."

Table 6 summarizes the changes in the Allowance. Net charge-offs totaled $15.5 million, or 0.53% of average loans for the first nine months of 2002, up from $14.5 million and 0.52% in the first nine months of 2001. This increase is largely related to higher consumer loan charge-offs in the first quarter 2002. Net loan charge-offs in the third quarter 2002 were $5.4 million, or 0.54% of average loans, consistent with the 0.53% year-to-date 2002 average. While uncertainty in the current economic outlook makes future charge-off levels less predictable, management does not expect losses to increase significantly over the next several quarters. As a percentage of average loans, losses are expected to be comparable to the year-to-date average for 2002.

TABLE 6
-------------------------------------------------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                   AT AND FOR             AT AND FOR
                                                                                 THE NINE MONTHS        THE YEAR ENDED
                                                                               ENDED SEPTEMBER 30,        DECEMBER 31,
                                                                   -------------------------------------
                                                                           2002              2001               2001
                                                                           ----              ----               ----
Loan loss reserve at beginning of year                                $   44,587         $   43,024         $  43,024
Purchase accounting adjustments                                            2,877                  -                 -
Allowance adjustment for loans sold                                          (12)              (162)             (230)
Net charge-offs:
   Loans charged-off                                                     (18,377)           (16,971)          (23,154)
   Loans recovered                                                         2,887              2,469             2,902
                                                                      ----------         ----------        ----------
                                                                         (15,490)           (14,502)          (20,252)
Additions to reserve through provision expense                            18,049             15,584            22,045
                                                                      ----------         ----------        ----------
Loan loss reserve at end of period                                    $   50,011         $   43,944        $   44,587
                                                                      ==========         ==========        ==========

Average loans                                                         $3,894,325         $3,754,478        $3,769,358
Loans held for investment                                              4,152,054          3,739,620         3,730,250
Net charge-offs as a percentage of average
   loans (annualized)                                                       0.53 %             0.52 %            0.54 %
Allowance for loan losses as a percentage of loans
   held for investment                                                      1.20               1.18              1.20


SECURITIES

At September 30, 2002, TSFG's investment portfolio totaled $1.9 billion, up $768.7 million from $1.2 billion invested as of September 30, 2001 and up $296.3 million from the $1.6 billion invested as of December 31, 2001. The majority of this increase occurred in the fourth quarter 2001, when TSFG increased its U.S. Treasury security portfolio by approximately $520 million. In addition, on August 31, 2002, TSFG added $125.5 million in available for sale securities from its merger with Gulf West. During 2001, as a result of declining interest rates, U.S. government agency securities were called prior to the stated maturities, and prepayments associated with mortgage-backed securities accelerated. TSFG increased the available for sale portfolio balances in preparation for additional prepayments of mortgage-backed securities and to increase net interest income by leveraging available capital. TSFG may elect to sell investment securities depending on its need for liquidity to fund loan demand and the general level of interest rates. In addition, TSFG has engaged in, and expects to continue to engage in, hedging activities to reduce interest rate risk associated with the investment securities.

Securities (i.e., securities held to maturity, securities available for sale, and trading securities) excluding the unrealized gain recorded for available for sale securities averaged $1.7 billion in the first nine months of 2002, up significantly from the $1.0 billion average in the first nine months of 2001. The majority of the increase was attributable to purchases of securities to leverage available capital, anticipate accelerated paydowns of mortgage-backed securities, and provide for increased calls of U.S. agency securities. The average portfolio yield decreased in the first nine months of 2002 to 5.34% from 6.59% in the first nine months of 2001. The securities yield decreased due to a lower level of general interest rates and the addition of lower-yielding securities.

The composition of the investment portfolio as of September 30, 2002 follows: mortgage-backed securities 63.8%, treasuries 12.5%, agencies 11.2%, state and municipalities 5.1%, and other securities 7.4% (which includes equity investments described below). To better position the securities portfolio for increasing interest rates, TSFG sold approximately $450 million of 10-year U.S. Treasury securities and purchased approximately $412 million of adjustable rate mortgage-backed securities during the third quarter 2002. This repositioning shifted the investment portfolio composition to 63.8% mortgage-backed securities and 12.5% treasuries as of September 30, 2002 from 42.4% and 31.8%, respectively, as of June 30, 2002.

During the first nine months of 2002, the gross unrealized gain on securities (pre-tax) increased to $27.9 million at September 30, 2002 from a $7.6 million loss at December 31, 2001. The increase in the gross unrealized gain for the nine months ended September 30, 2002 was primarily associated with U.S. Treasury securities, which increased $29.0 million, and was the result of a change in the level of longer-term interest rates.

During the third quarter, TSFG transferred $208.2 million of U.S. treasury securities from available for sale securities to trading securities at fair value and recognized a $1.6 million unrealized gain at the time of transfer. Also, during the third quarter, TSFG purchased an additional $363.0 million of U.S. Treasury securities, which were classified as trading, and contemporaneously hedged the purchase of these securities with futures contracts. Prior to September 30, 2002, TSFG sold the $571.2 million of U.S. Treasury securities and settled the futures contracts for a net loss of $364,000, which includes the $1.6 million gain recorded upon transferring the securities to trading securities.

EQUITY INVESTMENTS

Investment in NetBank, Inc. At September 30, 2002, TSFG owned 725,000 shares of NetBank, Inc. ("NetBank") common stock. NetBank owns and operates NetBank, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. TSFG's investment in NetBank, which is included in securities available for sale and has a cost basis of approximately $201,000, was recorded at its pre-tax market value of approximately $7.5 million as of September 30, 2002. During 2002, TSFG sold 450,000 shares of NetBank for a pre-tax gain of $4.7 million.

Investment in Affinity Technology Group, Inc. At September 30, 2002, TSFG, through its subsidiary Blue Ridge Finance Company, Inc. ("Blue Ridge"), owned 4,876,340 shares of common stock of Affinity, or approximately 11% of the outstanding shares. TSFG's investment in Affinity, which is included in securities available for sale and has a cost basis of approximately $433,000, was recorded at its pre-tax market value of approximately $293,000 as of September 30, 2002.

Investments in Banks. As of September 30, 2002, TSFG had equity investments in sixteen community banks located in the Southeast. With one exception (RHBT which is discussed below), TSFG owns less than 5% of the community bank's outstanding common stock. TSFG has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. As of September 30, 2002, equity investments in these community banks (excluding RHBT) were included in securities available for sale with a cost basis of approximately $10.2 million and were recorded at their pre-tax market value of $11.2 million.

As a result of TSFG's acquisition of Anchor Financial Corporation in 2000 ("Anchor"), TSFG acquired 382,500 shares, or 22% of the outstanding shares, of RHBT (which were owned by Anchor). TSFG continues to hold these shares. The RHBT investment is included in securities available for sale. On October 31, 2002, TSFG completed the acquisition of substantially all the assets and deposits of Rock Hill, which is the wholly-owned banking subsidiary of RHBT. See "Mergers." During the third quarter, TSFG wrote-down its investment in RHBT by $1.2 million from $3.1 million to its September 30, 2002 estimated fair value of approximately $1.9 million, or $5.00 per share. The Board of Directors of RHBT presently plans to distribute most, but not necessarily all, of the 430,017 shares of TSFG common stock received by Rock Hill to RHBT shareholders after closing of the sale of assets. Upon the distribution of the TSFG common stock to RHBT shareholders, TSFG will cancel any TSFG shares received.

TSFG also has an investment in Nexity Financial Corporation, an Internet bank, which is recorded at its cost basis of $500,000.

CF Investment Company. CF Investment Company is a wholly-owned Small Business Investment Company, licensed through the Small Business Administration. Its principal focus is to invest in companies that have a bank-related technology or service that TSFG and its subsidiaries can use. CF Investment Company's loans and equity investments represent a higher risk to TSFG due to the start-up nature of such companies. As of September 30, 2002, CF Investment Company had invested approximately $1.2 million in a company specializing in electronic document management and $502,000 in a paycard company.

Other Equity Investments. In addition to the equity investments described in the preceding paragraphs, equity investments in available for sale securities at September 30, 2002, which are carried at market value, included corporate bonds of $84.2 million, FHLB stock of $31.1 million, and corporate common and preferred stocks of $4.3 million. At September 30, 2002, the aggregate market value for these other equity investments totaled $119.6 million with a cost basis of $118.5 million.

INTANGIBLE ASSETS

The intangible assets balance at September 30, 2002 of $176.8 million was attributable to goodwill of $162.1 million, core deposit premiums of $13.1 million, customer list intangibles of $857,000, and non-compete agreement intangibles of $659,000. The intangible assets balance at September 30, 2001 of $98.5 million consisted of goodwill of $92.7 million and core deposit premiums of $5.8 million. The increase in goodwill was primarily due to the $71.1 million of goodwill acquired during 2002 from the Gulf West merger and $876,000 of goodwill acquired from the acquisition of Gardner Associates. The increase was partially offset by the transitional impairment loss of $1.4 million in connection with goodwill recorded for Carolina First Mortgage Company. TSFG was required to test its intangible assets for impairment in accordance with the provisions of SFAS 142, which TSFG adopted effective January 1, 2002. See Item 1, Notes 5 and 6 to the Consolidated Financial Statements. The increase in core deposit premiums was due to adding $8.4 million from the Gulf West merger. The customer list intangibles and non-compete agreement intangibles were added with the acquisition of Gardner Associates, an independent insurance agency.

DEPOSITS

Deposits remain TSFG's primary source of funds for loans and investments. Deposits provided funding for 65.0% and 77.1% of average earning assets for the nine months ended September 30, 2002 and 2001, respectively. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, we have developed other sources, such as FHLB advances and short-term borrowings, to fund a portion of loan demand and increases in investment securities. In addition, we have increased the use of brokered certificates of deposits, which are included in deposits.

At September 30, 2002, deposits totaled $4.2 billion, up $559.0 million from September 30, 2001. On August 31, 2002, TSFG acquired $418.9 million in deposits from its merger with Gulf West, which accounted for the majority of the increase. In addition, this increase includes a $323.7 million increase in brokered certificates of deposit. At September 30, 2002, TSFG had $453.6 million in brokered certificates of deposit under $100,000, compared with $129.9 million at September 30, 2001. We consider these funds as an attractive alternative funding source available to use while continuing our efforts to maintain and grow our local deposit base.

Average deposits remained relatively constant at $3.7 billion for both the nine months ended September 30, 2002 and 2001. Deposit pricing remains very competitive, and we expect this pricing environment to continue. In 2001 and the first nine months of 2002, TSFG decided to keep deposit rates offered on par with competitors and reduced deposit rate-driven promotions, which resulted in lower deposit balances. Deposits acquired from Gulf West offset this decrease.

Table 2 in "EARNINGS REVIEW--Net Interest Income" details average balances for the deposit portfolio for the nine months ended September 30, 2002 and 2001. On average, time deposits decreased $86.1 million, or 4.8%, which includes a $219.3 million increase in average brokered certificates of deposit. The decline in time deposits was largely attributable to fewer certificate of deposit promotions and maturities of certificates of deposits from promotions held in 2000. Increases in the average balances for other types of deposits, including noninterest-bearing of $61.7 million, money market accounts of $11.5 million, and interest checking of $10.4 million, offset this decrease.

As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest checking, money market, and savings accounts). For the nine months ended September 30, 2002, transaction accounts made up 53.8% of average deposits, compared with 51.4% for the nine months ended September 30, 2001. The transaction account percentage increased to 54.9% for the third quarter of 2002. These trends reflect TSFG's efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG's customer-centered sales process, Elevate, is an integral part of achieving this goal. In addition, in the summer of 2002, TSFG held a deposit campaign, based on employee referrals, to raise transaction accounts.

At September 30, 2002, total deposits for Bank CaroLine, an Internet bank, totaled $34.1 million, down from $91.6 million as of September 30, 2001. Deposits for Bank CaroLine declined significantly, due to offering less aggressive interest rates in an effort to lower the overall cost of funds.

Time deposits of $100,000 or more represented 11.8% of total deposits at September 30, 2002 and 14.0% at September 30, 2001. TSFG's larger denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

BORROWED FUNDS

TSFG's short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances (with maturities less than one year when made), commercial paper, and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes, trust preferred debt, and FHLB borrowings and repurchase agreements with maturities greater than one year when made. In the first nine months of 2002, average borrowings totaled $1.9 billion compared with $1.0 billion for the same period in 2001. This increase was primarily attributable to an increased reliance on short-term borrowings to support earning asset growth and to fund increases in investment securities.

Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $1.2 billion and $680.2 million at September 30, 2002 and 2001, respectively. The higher balances are primarily associated with the financing of higher balances in investment securities available for sale and to support earning asset growth. Balances in these accounts can fluctuate on a day-to-day basis.

At September 30, 2002 and 2001, FHLB advances totaled $605.7 million and $479.3 million, respectively. FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, management's willingness to raise deposits through market promotions, the Subsidiary Banks' unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.

TSFG increased long-term borrowings in 2002 to provide longer-term liquidity. For example, in February and April 2002, TSFG entered into ten-year repurchase agreements for a total of approximately $200 million.

In July 2002, TSFG, through two wholly-owned trust subsidiaries, issued and sold floating rate securities to institutional buyers in two pooled trust preferred issues. These securities generated net proceeds to TSFG of $41.2 million. Debt issuance costs totaled $1.3 million. The trust preferred debt qualifies as tier 1 capital under Federal Reserve Board guidelines. See Item 1, Note 10 to the Consolidated Financial Statements for the terms of the trust preferred debt.

On August 31, 2002, TSFG redeemed $26.3 million of 9.00% Subordinated Notes Due 2005. In connection with the redemption, TSFG recorded a $354,000 loss on early extinguishment of debt.

On October 29, 2002, through a wholly-owned trust subsidiaries, issued and sold floating rate securities to institutional buyers in a pooled trust preferred issues. These securities generated gross proceeds to TSFG of $22.0 million. Debt issuance costs totaled $680,000. The trust preferred debt qualifies as tier 1 capital under Federal Reserve Board guidelines. See Item 1, Note 15 to the Consolidated Financial Statements for the terms of the trust preferred debt.

CAPITAL RESOURCES AND DIVIDENDS

TSFG is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors, creditors, and its employees.

Total shareholders' equity amounted to $554.6 million, or 8.1% of total assets, at September 30, 2002, compared with $476.1 million, or 8.7% of total assets, at September 30, 2001. At December 31, 2001, total shareholders' equity was $458.2 million, or 7.6% of total assets. Shareholders' equity increased since December 31, 2001 primarily from retention of earnings, the unrealized gains in the investment securities available for sale portfolio, and the issuance of common stock for the Gulf West merger. TSFG's stock repurchase program and cash dividends paid partially offset these increases.

In December 2000, we initiated a stock repurchase program for up to two million shares, which we expanded to three million shares in September 2001. In February 2002, we added an additional one million shares and in August 2002, we added an additional 1.1 million shares, in connection with the Gulf West merger, bringing the total to 5.1 million shares. In connection with the program, TSFG has repurchased 4,535,690 shares, including 2,141,907 shares purchased during the first nine months of 2002. We may continue to repurchase shares depending upon current market conditions and available cash.

TSFG's unrealized gain on securities, which is included in accumulated other comprehensive income, was $18.7 million as of September 30, 2002 as compared to an unrealized gain of $19.0 million as of September 30, 2001 and an unrealized loss of $5.6 million as of December 31, 2001. The increase in the unrealized gain (net of deferred income tax) for the nine months ended September 30, 2002 was comprised of increases in: U.S. Treasury securities $19.8 million, mortgage-backed securities $3.9 million, agencies $3.2 million, and state and municipalities $441,000. This increase was partially offset by a decrease in other securities of $3.0 million, principally from the decline in the value of RHBT.

Book value per share at September 30, 2002 and 2001 was $12.72 and $11.53, respectively. Tangible book value per share at September 30, 2002 and 2001 was $8.68 and $9.14, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch purchases and acquisitions accounted for as purchases.

TSFG  and  its  Subsidiary  Banks  exceeded  the   well-capitalized   regulatory
requirements at September 30, 2002. Table 7 sets forth various capital ratios for TSFG and its Subsidiary Banks.

TABLE 7
--------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
--------------------------------------------------------------------------------------------------------------------------

                                                                                         WELL               ADEQUATELY
                                                           SEPTEMBER 30,              CAPITALIZED           CAPITALIZED
                                                               2002                   REQUIREMENT           REQUIREMENT
                                                               ----                   -----------           -----------
THE SOUTH GROUP:
Total risk-based capital                                      11.45 %                    n/a                    n/a
Tier 1 risk-based capital                                      9.12                      n/a                    n/a
Leverage ratio                                                 7.22                      n/a                    n/a

CAROLINA FIRST BANK:
Total risk-based capital                                      12.09 %                  10.00 %                 8.00 %
Tier 1 risk-based capital                                      8.91                     6.00                   4.00
Leverage ratio                                                 6.48                     5.00                   4.00

MERCANTILE BANK:
Total risk-based capital                                      12.65 %                  10.00 %                 8.00 %
Tier 1 risk-based capital                                      8.60                     6.00                   4.00
Leverage ratio                                                10.13                     5.00                   4.00


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

On June 11, 2002, Carolina First Bank sold 131 shares of the Carolina First Mortgage Loan Trust's Series 2000A Cumulative Fixed Rate Preferred Shares (the "Series A Trust Preferred Stock") and 385 shares of Carolina First Mortgage Loan Trust's Series 2002C Cumulative Floating Rate Preferred Shares (the "Series C Trust Preferred Stock") to institutional buyers. Proceeds to Carolina First Bank from these sales totaled approximately $49.2 million, net of issuance costs totaling $2.4 million, and are reported as minority interest in consolidated subsidiary on the consolidated balance sheet. The minority interest in consolidated subsidiary qualifies as tier 1 capital (in the case of Series A Trust Preferred Stock) and tier 2 capital (in the case of Series C Trust Preferred Stock) under Federal Reserve Board guidelines. See Item 1, Note 11 to the Consolidated Financial Statements.

In July and October 2002, TSFG, through three wholly-owned trust subsidiaries, issued and sold floating rate securities to institutional buyers in three pooled trust preferred issues. These securities generated net proceeds to TSFG of $62.5 million, which qualifies as tier 1 capital under Federal Reserve Board guidelines. See Item 1, Notes 10 and 15 to the Consolidated Financial Statements.

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

Interest sensitivity gap ("GAP position") measures the difference between rate sensitive assets and rate sensitive liabilities during a given time frame. TSFG's GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. At September 30, 2002, on a cumulative basis through twelve months, rate-sensitive assets exceeded rate-sensitive liabilities, resulting in an asset sensitive position of $510.2 million. This asset sensitivity increased from the June 30, 2002 figure of $30.2 million primarily as a result of anticipated accelerated prepayment speeds on mortgage-backed securities, sales of 10-year U.S. Treasury securities, and purchases of adjustable rate mortgage-backed securities that reprice within a year. At September 30, 2002, TSFG's static gap position indicates that net interest income on a cumulative basis through twelve months would benefit from increases in market interest rates. The static gap position is limited because it does not take into account the effect of changes in interest rates or changes in management's expectations or intentions, including any potential sales of assets or liabilities that TSFG might contemplate depending upon variations in the markets. In addition, indications of the impact of interest rate changes using the static gap position may differ from the simulation model estimates. As of year end 2001, TSFG's GAP position was a $256.3 million liability sensitive position.

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

According to the model as of September 30, 2002,  TSFG is positioned so that net interest income will increase $10.7 million, or 4.6%, in the next twelve months if interest rates rise 200 basis points and will decrease $3.7 million, or -1.6%, in the next twelve months if interest rates decline 200 basis points. In the increasing rate scenario, the prepayment speeds are reduced on the mortgage-backed securities, which leads to a higher level of earning assets and higher interest income. The decrease in net interest income in the declining rate scenario is limited due to assumptions related to both earning asset and interest-bearing liability repricings. Due to the low level of current interest rates, many of the key rates (such as Federal Funds and three month LIBOR), which the majority of the balance sheet items are indexed to in the model, cannot be lowered the full 200 basis points. The floors placed on these key rates restrict the reduction in both interest income and expense. In addition, many deposit rates are reaching what management believes to be an acceptable lower limit. For example, the model assumes that certificate of deposit rates will not decline below 0.50% thus limiting the interest expense reduction from repricing certificates of deposit by the entire 200 basis points. The overall interest rate risk position of TSFG continues to fall within the interest rate risk guidelines established by ALCO.

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

Beginning in the second quarter 2002, TSFG began using futures contracts to hedge interest rate risk associated with investment securities. As such, the investment securities, subsequently classified as trading securities, and the related futures contracts are recorded at fair value. Any ineffectiveness resulting from differences between the changes in fair value of the investment securities and futures contracts will be recognized in the consolidated statements of income as gains or losses in trading securities. TSFG increased its hedging activities associated with investment securities in the third quarter 2002. Such activities may result in increased volatility in realized gains and losses on trading activities. See "Securities."

In connection with its interest rate management activities, TSFG uses futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS 133. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. TSFG's use of these instruments increased in the third quarter 2002.

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

In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. At September 30, 2002, the fair value of derivative assets totaled $6.7 million and was related to derivatives with no hedging designation and fair value hedges. At September 30, 2002, the fair value of derivative liabilities totaled $541,000 for cash flow hedges and $208,000 for futures, options, and other derivatives, which do not qualify for hedge accounting under SFAS 133.

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

TSFG's off-balance sheet arrangements, which principally include lending commitments, derivatives, and stock-related agreements, are described below. At September 30, 2002 and 2001, TSFG had no interests in non-consolidated special purpose entities.

Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2002, commercial and retail loan commitments totaled $819.9 million. These commitments increased from $698.4 million at June 30, 2002, due primarily to the addition of approximately $80 million from Gulf West and increases in home equity loan commitments. Standby letters of credit are conditional commitments to guarantee performance, typically contract or financial integrity, of a customer to a third party and totaled $45.2 million at September 30, 2002. Documentary letters of credit are typically issued in connection with customers' trade financing requirements and totaled $27.4 million at September 30, 2002. Unused business credit card lines, which totaled $16.4 million at September 30, 2002, are generally for short-term borrowings.

TSFG applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

Derivatives. In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheet. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.

At September 30, 2002, the fair value of derivative assets totaled $6.7 million and was related to derivatives with no hedging designation and fair value hedges. At September 30, 2002, the fair value of derivative liabilities totaled $541,000 for cash flow hedges and $208,000 for futures, options, and other derivatives, which do not qualify for hedge accounting under SFAS 133. The related notional amounts, which are not recorded on the consolidated balance sheets, totaled $283.0 million for the derivative assets and $417.9 million for the derivative liabilities.

Credit Life & Disability Insurance. Carolina First Guaranty Reinsurance, Ltd. ("CFGRL"), a wholly-owned subsidiary of TSFG, offers credit life and disability insurance up to a single policy limit of $100,000 to customers of the Subsidiary Banks. As of September 30, 2002, CFGRL had in force insurance not recorded on the consolidated balance sheets of $31.6 million. A loss reserve, determined based on reported and past loss experience of in force policies, of $176,000 was included in other liabilities at September 30, 2002.

Stock-Related Agreements. In connection with stock repurchases, TSFG has, from time to time, entered into "accelerated share repurchase" contracts. Under these accelerated share repurchase contracts, an unaffiliated investment bank (the "counterparty") "borrows" the requisite number of shares from unaffiliated third parties, and delivers these shares to TSFG in exchange for cash (such that these shares are immediately removed from TSFG's outstanding shares). Over a period of time subsequent to the entry into the accelerated share repurchase contract, the counterparty purchases TSFG shares in the open market to cover their borrowed position. After the counterparty has covered this position, TSFG settles with the counterparty for any gains or losses associated with changes in TSFG's stock price during the period of time that stock was being purchased. This settlement may be made in cash or in TSFG common stock. These contracts are reflected as a reduction in shareholders' equity and outstanding shares (used in the earnings per share calculation).

In September 2002, TSFG settled its existing accelerated share repurchase contract by issuing 93,693 shares and entered into a new accelerated share repurchase contract with an unaffiliated company to repurchase 1.1 million shares of TSFG common stock (subject to blackout periods at TSFG's option, which may extend the contract period) and to settle the contract in stock. TSFG expects the counterparty's purchases of shares under this contract to continue into the first quarter 2003.

LIQUIDITY

Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, and manage operations on an ongoing basis. Funds are primarily provided by the Subsidiary Banks through customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A substantial majority of TSFG's securities are pledged.

Proper liquidity management is crucial to ensure that TSFG is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, we focus on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.

Net cash provided by operations and deposits from customers have been the primary sources of liquidity for TSFG. Liquidity is also enhanced by the ability to acquire new deposits through the Subsidiary Banks' established branch network of 106 branches in South Carolina, North Carolina, and Florida. In addition, TSFG can raise deposits on the Internet through Bank CaroLine. Liquidity needs are a factor in developing the Subsidiary Banks' deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of September 30, 2002, totaled $605.7 million. At September 30, 2002, the Subsidiary Banks had approximately $327.5 million of unused borrowing capacity from the FHLB. At September 30, 2002, $286.8 million of this excess capacity was unavailable because the Subsidiary Banks had no available FHLB-qualifying collateral. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At September 30, 2002, the Subsidiary Banks had unused short-term lines of credit totaling approximately $320.8 million (which are withdrawable at the lender's option).

The Federal Reserve Bank provides back-up funding for commercial banks. Borrowing relationships with both the Federal Reserve Bank of Richmond and the Federal Reserve Bank of Atlanta are being put in place for the Subsidiary Banks so that emergency funding needs can be met.

Liquidity at the parent company level is provided through cash dividends from the Subsidiary Banks and the capacity of the parent company to raise additional borrowed funds or sell capital securities as needed. In October 2002, a trust subsidiary of TSFG issued and sold floating rate securities to institutional buyers in a pooled trust preferred issue, which generated net proceeds to the parent company of $21.3 million. See Item 1, Note 15 to the consolidated Financial Statements. If TSFG elects to repurchase additional shares through its share repurchase program, such purchases will reduce liquidity at the parent company level. At September 30, 2002, the parent company had unused short-term lines of credit totaling approximately $10.0 million (which are withdrawable at the lender's option).

In the normal course of business, to meet the financial needs of its customers, TSFG, principally through the Subsidiary Banks, enters into agreement to extend credit. For amounts and types of such agreements at September 30, 2002, see "Off-Balance Sheet Arrangements." Increased demand for funds under these agreements would reduce TSFG's liquidity and could require additional sources of liquidity.

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

Table 8 presents information pertaining to nonperforming assets.

TABLE 8
-------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS AND PAST DUE LOANS
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                            SEPTEMBER 30,               DECEMBER 31,
                                                                    ------------------------------
                                                                       2002                2001             2001
                                                                       ----                ----             ----

Nonaccrual loans - commercial                                         $  32,306          $ 31,946          $ 35,245
Nonaccrual loans - consumer                                               2,850             2,276             3,643
Restructured loans                                                           -                 -                 -
                                                                      ---------          --------          --------
  Total nonperforming loans                                              35,156            34,222            38,888
Other real estate owned                                                   9,318             5,846             4,969
                                                                      ---------          --------          --------
  Total nonperforming assets                                          $  44,474          $ 40,068          $ 43,857
                                                                      =========          ========          ========
Loans past due 90 days still accruing interest (1)                    $   5,744          $  9,380          $ 10,482
                                                                      =========          ========          ========
Total nonperforming assets as a percentage
  of loans and other real estate owned (2)                                1.07  %           1.07  %           1.17  %
                                                                          ====              ====              ====
Allowance for loan losses as a
  percentage of nonperforming loans                                       1.42  x           1.28  x           1.15  x
                                                                          ====              ====              ====

(1) Substantially all of these loans are consumer and residential mortgage loans.
(2) Calculated using loans held for investment, net of unearned income.
Note: Nonperforming assets exclude repossessions, which totaled $1.4 million at September 30, 2002.

Nonperforming assets were 1.07% of loans plus other real estate owned at September 30, 2002, compared with 1.17% at December 31, 2001 and 1.07% at September 30, 2001. Nonperforming loans have declined for the last two quarters. The third quarter 2002 decline reflected the payout of TSFG's largest nonaccrual loan, which totaled approximately $7.7 million. Approximately $179,000 of interest income was recorded in the third quarter 2002 in connection with this payout. Nonperforming loans at September 30, 2002 include the addition of $3.3 million from Gulf West.

The following summarizes information on impaired loans (in thousands), all of which are in nonaccrual status, at and for the nine months ended September 30. All impaired loans are commercial loans.

                                                       2002               2001
                                                       ----               ----
Impaired loans                                      $ 32,306           $ 31,946
Average investment in impaired loans                  38,342             26,730
Related allowance                                      6,248              4,178
Recognized interest income                                 -                296
Foregone interest                                      1,469              1,739


Nonaccrual loans were $35.2 million and $34.2 million on September 30, 2002 and 2001, respectively. Interest income recognized on nonaccrual loans totaled none and $297,000 for the nine months ended September 30, 2002 and 2001, respectively. Nonaccrual loans, concentrated in six credit relationships, accounted for 47.7% of the nonperforming loan balance. Estimated loss exposure for these six relationships totaled $1.3 million as of September 30, 2002. Total estimated impairment on all commercial nonaccrual loans totaled $6.2 million and $4.2 million as of September 30, 2002 and 2001, respectively.

Future credit quality trends depend primarily on the direction of the economy, and current economic data do not provide a clear signal of that direction. Until the business climate improves, portfolio quality indicators will remain volatile, nonperforming asset levels may fluctuate, and charge-offs will tend to be higher than historical norms. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved for in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of Allowance adequacy. Accordingly, management believes the Allowance as of September 30, 2002 was adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.

CURRENT ACCOUNTING ISSUES

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, as well as all purchase method business combinations completed after September 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). TSFG adopted the provisions of SFAS 141, as of the date of issuance, and SFAS 142, effective January 1, 2002. See Note 5 to the Consolidated Financial Statements for the financial impact from the January 1, 2002 adoption of SFAS 142.

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

TSFG has completed its analysis of the fair value of its intangible assets and determined that the goodwill associated with Carolina First Mortgage Company was impaired. TSFG recorded a transitional impairment loss of $1.4 million. This transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income for the nine months ended September 30, 2002 (although it was not reflected in the third quarter 2002 results since the impairment is reflected as of January 1, 2002).

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" ("SFAS 4"), and an amendment of SFAS 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 requires that gains and losses from extinguishment of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("FASB Opinion 30"). Applying the provisions of FASB Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

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

In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Those costs include, but are not limited to, the following:
a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, "Accounting for Asset Retirement Obligations." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met in accordance with FASB Concepts Statements No. 6, "Elements of Financial Statements." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Corporation is not known at this time.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 removes acquisitions of financial institutions from the scope of both FASB Statements No. 72 ("SFAS 72") and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," except for transactions between two or more mutual enterprises. Thus, the requirement in SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of the scope of SFAS 72. In addition, SFAS 147 amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used.

The provisions of SFAS 147 are effective for financial statements issued on or after October 1, 2002 and early adoption is permitted. In the third quarter, TSFG adopted SFAS 147 effective as of January 1, 2002.

With the third quarter adoption of SFAS 147, the unamortized unidentifiable intangible assets related to branch purchases, which totaled $2.5 million, net of accumulated amortization, as of September 30, 2002, were reclassified as goodwill. In connection with this adoption, TSFG reversed $112,000 pre-tax of amortization of intangibles, which were recorded in the first half of 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk and Asset/Liability Management" in ITEM 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

     TSFG's Executive Officer and Principal Financial Officer have evaluated TSFG's disclosure controls and procedures as of November 4, 2002, and they concluded that these controls and procedures are effective.

(b)      Changes in Internal Controls

     There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 4, 2002.

                           PART II. OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         See Note 13 to the Consolidated Financial Statements for a discussion of legal proceedings.


ITEM 2   CHANGE IN SECURITIES

         None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Amendment 5 to The South Financial Group Amended and Restated Stock Option Plan.

         99.1 Certificates filed pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)      Reports on Form 8-K

         The South Group filed Current Reports on Form 8-K dated July 11, 2002, July 25, 2002, August 6, 2002, August 26, 2002, and August 31, 2002.

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




                                         The South Financial Group, Inc.


                                         /s/ William S. Hummers III
                                         ------------------------------------
                                         William S. Hummers III
                                         Executive Vice President

                                  CERTIFICATION

I, Mack I. Whittle, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The South Financial Group, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                              /s/ Mack I. Whittle, Jr.
                                              ------------------------
                                              Mack I. Whittle, Jr.
                                              Chief Executive Officer

                                  CERTIFICATION

I, William S. Hummers III, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of The South Financial Group, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                            /s/ William S. Hummers III
                                            --------------------------
                                            William S. Hummers III
                                            Executive Vice President
                                            (principal financial officer)