Form 10-K
period 2002-12-31
SOUTH FINANCIAL GROUP INC
filed 2003-03-20
CIK 797871

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐	TRANSACTION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-15083

The South Financial Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

South Carolina (State or Other Jurisdiction of Incorporation or Organization)	57-0824914 (I.R.S. Employer Identification No.)

102 South Main Street, Greenville, South Carolina (Address of principal executive offices)	29601 (Zip Code)
(864) 255-7900
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None (Title of Each Class)	None (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par Value
Common Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2002, was approximately $867.3 million.

     The number of shares of the Registrant’s common stock, $1.00 par value, outstanding on March 5, 2003 was 47,372,827.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document	Location in Form 10-K

Portions of Proxy Statement dated March 17, 2003	Part III

The Exhibit Index begins on page 101.

CROSS REFERENCE INDEX

PART I

Item 1.     Business

The Company

     The South Financial Group, Inc. is a South Carolina corporation headquartered in Greenville, South Carolina. “TSFG” refers to The South Financial Group, Inc. and its subsidiaries, except where the context requires otherwise. It was formed in 1986 and is a financial holding company, as defined by the Gramm-Leach-Bliley Act of 1999. TSFG operates principally through Carolina First Bank, a South Carolina chartered commercial bank, and Mercantile Bank, a Florida chartered commercial bank.

     TSFG’s subsidiaries provide a full range of financial services, including asset management, insurance, investments, mortgage, and trust services, designed to meet substantially all of the financial needs of its customers. TSFG currently conducts business through 76 locations in South Carolina, 5 locations in North Carolina, and 34 locations in northern and central Florida. At December 31, 2002, TSFG had approximately $7.9 billion in assets, $4.5 billion in loans, $4.6 billion in deposits, $646.8 million in shareholders’ equity, and $978.2 million in market capitalization.

     TSFG began its operations in 1986 with the de novo opening of Carolina First Bank in Greenville. Its opening was undertaken, in part, in response to opportunities resulting from the takeovers of several South Carolina-based banks by larger southeastern regional bank holding companies in the mid-1980s. In the late 1990’s, TSFG perceived a similar opportunity in northern and central Florida where banking relationships were in a state of flux due to the acquisition of several larger Florida banks. In 1999, TSFG entered the Florida market with the same strategy of capitalizing on the environment created by these acquisitions.

     TSFG has pursued a strategy of growth through internal expansion and the acquisition of financial institutions and branch locations in selected market areas. TSFG has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers. Since inception, TSFG has consummated 13 acquisitions of financial institutions, 3 non-bank financial service providers, and one insurance agency.

     At December 31, 2002 and 2001, TSFG had no non-consolidated special purpose entities.

Subsidiary Banks

     Carolina First Bank. Carolina First Bank, headquartered in Greenville, South Carolina, engages in a general banking business through 76 branches in 46 communities in South Carolina and 5 branches in 3 communities in North Carolina. It currently focuses its operations in five principal market areas in South Carolina:

•	the Greenville and Anderson metropolitan area (located in the Upstate region);

•	the Rock Hill metropolitan area (located in the Piedmont region);

•	the Columbia metropolitan area (located in the Midlands region);

•	the Myrtle Beach and Georgetown metropolitan areas (located in the northern Coastal region); and

•	the Charleston and Hilton Head metropolitan areas (located in the central Coastal region).

     These principal market areas represent the largest Metropolitan Statistical Areas in the state. In addition, approximately one-fourth of Carolina First Bank’s branch locations are in other counties in South Carolina, which are not a part of these five Metropolitan Statistical Areas. Carolina First Bank also has 5 branch offices in North Carolina, which are located in the coastal communities of Wilmington, Hampstead, and Jacksonville.

     Myrtle Beach and Hilton Head Island are coastal resort areas that serve a significant number of tourists primarily during the summer months. Because of the seasonal nature of these market areas, most of the businesses, including financial institutions, are subject to moderate swings in activity between the winter and summer months. Otherwise, Carolina First Bank’s business is not subject to significant seasonal factors.

     Carolina First Bank targets small and middle market businesses and consumers in its market areas. Carolina First Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans through direct and indirect channels, residential mortgage originations, cash management programs, trust functions, safe deposit services, and certain insurance and brokerage services. In 1999, Carolina First Bank began offering Internet banking services, including bill payment, through Carolina First Bank’s web site and Bank CaroLine, an Internet-only banking product. The Federal Deposit Insurance Corporation (“FDIC”) insures Carolina First Bank’s deposits.

     In September 2001, Carolina First Bank formed SCOREIT, Inc., a real estate investment trust holding company. SCOREIT, Inc. owns a majority interest in two real estate investment trusts, Carolina First Mortgage Loan Trust and Carolina First Mortgage Loan Trust II, which hold mortgage-related assets.

     Mercantile Bank. Mercantile Bank, headquartered in Orlando, Florida, engages in a general banking business through 34 branches in 23 communities in Florida. Its operations are focused in three principal market areas:

•	the Orlando metropolitan area (located in the Central Florida region);

•	the Tampa Bay metropolitan area (located in the Central West Florida region); and

•	the Jacksonville metropolitan area (located in the North Florida region).

     TSFG entered Florida in 1999 with two acquisitions in central Florida and a de novo branch in Jacksonville. It operated as Citrus Bank, the name of the larger acquired company, until 2002. In 2002, TSFG expanded into the Tampa Bay market with the acquisitions of Gulf West Banks, Inc. (“Gulf West”), the bank holding company for Mercantile Bank, and Central Bank of Tampa. Following the Gulf West acquisition, TSFG changed the name of its Florida banking operation to Mercantile Bank.

     Mercantile Bank targets small and middle market businesses and consumers in its market areas. Mercantile Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans through direct and indirect channels, residential mortgage originations, cash management programs, trust functions, safe deposit services, and certain insurance and brokerage services. In 2000, Mercantile Bank began offering Internet banking services, including bill payment, through Mercantile Bank’s web site. The FDIC insures Mercantile Bank’s deposits.

     In July 2001, Mercantile Bank formed Citrus REIT Corporation, a majority-owned real estate investment trust that holds mortgage-related assets. In September 2001, Mercantile Bank formed FLOREIT, Inc., a real estate investment trust holding company, and transferred its ownership of Citrus REIT Corporation to FLOREIT, Inc.

Non-Bank Subsidiaries

     TSFG has a number of non-bank subsidiaries. The following describes certain of these subsidiaries.

     Blue Ridge Finance Company, Inc. In December 1995, TSFG acquired Blue Ridge Finance Company, Inc. (“Blue Ridge”), a consumer finance company headquartered in Greenville, South Carolina. Blue Ridge operates from one location and, at December 31, 2002, had less than $1 million in total loans. Blue Ridge has an indirect automobile lending portfolio and ceased making new loans as of 1999.

     CF Investment Company. CF Investment Company (“CF Investment”), headquartered in Greenville, South Carolina and licensed through the Small Business Administration, is a Small Business Investment Company. CF Investment is a wholly-owned subsidiary of Blue Ridge. CF Investment’s principal focus is investing in companies that have a bank-related technology or service that TSFG or its subsidiaries can use. As of December 31, 2002, CF Investment Company had invested approximately $1.7 million in two companies.

     Carolina First Mortgage Company. Carolina First Mortgage Company (“CF Mortgage”), headquartered in Columbia, South Carolina, is a mortgage company that is currently inactive. Beginning in December 2001, TSFG contracted with non-affiliated companies to service mortgage loans for TSFG. Previously, CF Mortgage serviced these loans. Mortgage loan originations are principally produced by originators at Carolina First Bank and Mercantile Bank. TSFG sells the majority of conforming mortgage loans into the secondary market.

     CF Technology Services Company. In January 2000, TSFG formed CF Technology Services Company (“CF Technology”), which is headquartered in Lexington, South Carolina. It is responsible for substantially all of TSFG’s technology requirements and related matters. Its mission is to create customer and shareholder value by developing and delivering superior technology and financial-based products and services. CF Technology strives to provide competitive advantages, increase revenue, produce efficiencies, and strengthen customer relationships through innovative use of information technology. CF Technology has adopted state-of-the-art security and business recovery processes to safeguard vital corporate assets and information.

     Gardner Associates, Inc. In 2002, TSFG acquired Gardner Associates, Inc., which operates an insurance agency business primarily in the Midlands area of South Carolina. It intends to utilize Gardner Associates, Inc. as a platform to build its insurance-related business in that market area.

     REIT and Trust Subsidiaries. In 2001 and 2002, TSFG formed several corporations and other trusts for capital raising purposes, some of which are real estate investment trusts (“REITs”). These entities have issued preferred securities to institutional investors as a means of raising capital. They do not engage in other activities apart from the internal management of their assets and liabilities.

     South Financial Asset Management, Inc. In December 2002, TSFG formed South Financial Asset Management, Inc. (“SFAM”) for the purpose of engaging in an asset management business. It will be a registered investment advisor and target large endowments, pension funds and similar entities for fund management. It has not commenced operations at this point. SFAM is majority-owned by TSFG, but has a minority interest equity holder.

Business Segments

     Item 8, Note 33 to the Consolidated Financial Statements discusses TSFG’s business segments, which information is incorporated herein by reference.

Competition

     Each of TSFG’s markets is highly competitive with all of the largest banks in the state represented. The competition among the various financial institutions is based upon a variety of factors including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, TSFG competes with other financial institutions including securities firms, insurance companies, credit unions, leasing companies, and finance companies.

     The banking industry continues to consolidate, which presents opportunities for TSFG to gain new business. However, consolidation may further intensify competition if additional financial services companies enter TSFG’s market areas through the acquisition of local financial institutions.

     Size gives larger banks certain advantages in competing for business from large commercial customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina, North Carolina, Florida, and the Southeastern region. As a result, TSFG concentrates its efforts on small- to medium-sized businesses and individuals. TSFG believes it competes effectively in this market segment by offering quality, personal service.

Employees

     At December 31, 2002, TSFG and its subsidiaries employed 1,700 full-time equivalent employees. TSFG provides a variety of benefit programs including retirement and stock ownership plans as well as health, life, disability, and other insurance. TSFG also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility. TSFG believes that its relations with employees are good.

Monetary Policy

     The policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”) affect TSFG’s earnings. An important function of the Federal Reserve is regulation of the money supply. Various methods employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the target Federal funds rate on bank borrowings, and changes in reserve requirements against member bank deposits. The Federal Reserve uses these methods in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits. The use of these methods may also affect interest rates charged on loans or paid on deposits.

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

Impact of Inflation

     Unlike most industrial companies, the assets and liabilities of financial institutions such as TSFG’s subsidiaries are primarily monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. TSFG believes that the effects of inflation are generally manageable through asset/liability management.

Supervision and Regulation

  General

     TSFG and its subsidiaries are extensively regulated under federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws may have a material effect on TSFG’s business and prospects. TSFG’s operations may be affected by possible legislative and regulatory changes and by the monetary policies of the United States.

     The South Financial Group. TSFG, a financial holding company and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), is subject to regulation and supervision by the Federal Reserve. Under the BHCA, TSFG’s activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits TSFG from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of any bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA prohibits TSFG from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

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

     The Federal Deposit Insurance Act, as amended (“FDIA”), authorizes the merger or consolidation of any Bank Insurance Fund (“BIF”) member with any Savings Association Insurance Fund (“SAIF”) member, the assumption of any liability by any BIF member to pay any deposits of any SAIF member or vice versa, or the transfer of any assets of any BIF member to any SAIF member in consideration for the assumption of liabilities of such BIF member or vice versa, provided that certain conditions are met. In the case of any acquiring, assuming or resulting depository institution which is a BIF member, such institution will continue to make payment of SAIF assessments on the portion of liabilities attributable to any acquired, assumed or merged SAIF-insured institution

(or, in the case of any acquiring, assuming or resulting depository institution which is a SAIF member, that such institution will continue to make payment of BIF assessments on the portion of liabilities attributable to any acquired, assumed or merged BIF-insured institution).

     In addition, the “cross-guarantee” provisions of the FDIA require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the SAIF or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF, or both. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     Law and regulatory policy impose a number of obligations and restrictions on bank holding companies and their depository institution subsidiaries that are designed to minimize potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds. Current federal law requires a bank holding company to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. The Federal Reserve requires a bank holding company to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

     The Gramm-Leach-Bliley Act of 1999 (“GLB”) covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. GLB also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment and merchant banking, insurance underwriting and sales, and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating. TSFG became a financial holding company in 2001.

     GLB adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. GLB repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker”, and a set of activities in which a bank may engage without being deemed a “dealer”.

     GLB contains extensive customer privacy protection provisions, which require the institution to provide notice of the privacy policies and provide the opportunity to opt-out of many disclosures of personal information. Additionally, GLB limits the disclosure of customer account numbers or other similar account identifiers for marketing purposes.

     TSFG, through is banking subsidiaries, is also subject to regulation by the South Carolina and Florida state banking authorities. TSFG must receive the approval of these state authorities prior to engaging in the acquisitions of banking or nonbanking institutions or assets. It also must file with these authorities periodic reports with respect to its financial condition and operations, management, and intercompany relationships between TSFG and its subsidiaries.

     Carolina First Bank and Mercantile Bank. Carolina First Bank and Mercantile Bank are FDIC-insured, state-chartered banking corporations and are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC, South Carolina State Board of Financial Institutions in the case of Carolina First Bank, and State of Florida Department of Banking and Finance in the case of Mercantile Bank. These statutes, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of Carolina First Bank and Mercantile Bank. The FDIC has broad authority to prohibit Carolina First Bank or Mercantile Bank from engaging in what it determines to be unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings. Carolina First Bank and Mercantile Bank are not members of the Federal Reserve System.

     Carolina First Bank and Mercantile Bank are subject to the requirements of the Community Reinvestment Act (“CRA”). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs are evaluated as part of the examination process pursuant to three assessment factors. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

     CF Investment Company. CF Investment is licensed through the Small Business Administration and operates as a Small Business Investment Company. It is subject to regulation and supervision by the Small Business Administration.

     Other Regulations. Interest and certain other charges collected or contracted for by Carolina First Bank, Mercantile Bank, CF Mortgage, and Blue Ridge are subject to state usury laws and certain federal laws concerning interest rates. Carolina First Bank’s, Mercantile Bank’s, CF Mortgage’s, and Blue Ridge’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers. The deposit operations of Carolina First Bank and Mercantile Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic services.

  Dividends

     The holders of TSFG’s common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefore. As a legal entity separate and distinct from its subsidiaries, TSFG depends on the payment of dividends from its subsidiaries for its revenues. Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered “undercapitalized,” as that term is defined in applicable regulations. South Carolina and Florida banking regulations restrict the amount of dividends that the subsidiary banks can pay to TSFG, and may require prior approval before declaration and payment of any excess dividend.

  Capital Adequacy

     TSFG. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “tier 1 capital,” principally consisting of common stockholders’ equity, non-cumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder (tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies, including TSFG, are required to maintain a ratio of at least 4.0%. At December 31, 2002, TSFG’s capital levels exceeded both the risk-based capital guidelines and the applicable minimum leverage capital ratio.

     Carolina First Bank and Mercantile Bank. Carolina First Bank and Mercantile Bank are subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of tier 1 capital to total assets; all other banks, including Carolina First Bank and Mercantile Bank, are required to maintain an absolute minimum leverage ratio of not less than 4%. As of December 31, 2002, Carolina First Bank and Mercantile Bank exceeded each of the applicable regulatory capital requirements.

   Deposit Insurance Assessments

     Carolina First Bank and Mercantile Bank are subject to insurance assessments imposed by the FDIC. The FDIC has a risk-based assessment schedule where the actual assessment to be paid by each FDIC-insured institution is based on the institution’s assessment risk classification. This classification is determined based on whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessment rate for the first quarter 2003 is 0.0168% (annualized) for both BIF-insured deposits and SAIF-insured deposits. This rate is set quarterly and may change during the year. In connection with various acquisitions, including the deposits associated with Carolina First Bank, F.S.B., approximately 40% of Carolina First Bank’s total deposits are subject to SAIF insurance assessments imposed by the FDIC.

  Other Safety and Soundness Regulations

     Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon the capitalization of the institutions. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater. A bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4%; (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 2002, Carolina First Bank and Mercantile Bank each met the definition of well capitalized.

     Brokered Deposits. Current federal law also regulates the acceptance of brokered deposits by insured depository institutions to permit only a “well capitalized” depository institution to accept brokered deposits without prior regulatory approval. Under FDIC regulations, “well capitalized” insured depository institutions may accept brokered deposits without restriction, “adequately capitalized” insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates) while “undercapitalized” insured depository institutions may not accept brokered deposits.

  Transactions Between TSFG, Its Subsidiaries, and Affiliates

     TSFG’s subsidiaries are subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extensions of credit also may apply. TSFG’s subsidiaries are also subject to certain lending limits and restrictions on overdrafts to such persons.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its nonbank subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. Such restrictions may limit TSFG’s ability to obtain funds from its bank subsidiaries for its cash needs, including funds for acquisitions, interest, and operating expenses. Certain of these restrictions are not applicable to transactions between a bank and a savings association owned by the same bank holding company, provided that every bank and savings association controlled by such bank holding company complies with all applicable capital requirements without relying on goodwill.

     In addition, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

  Sarbanes-Oxley Act of 2002

     On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. It mandated sweeping reforms and implemented a number of requirements for public companies. Among the reforms and new requirements are the following:

•	It mandated the creation of the Public Company Accounting Oversight Board to oversee audits of public companies.

•	It implemented a variety of requirements designed to ensure greater auditor independence, including the prohibition of certain services, which auditors had traditionally provided to clients.

•	It mandated a variety of requirements regarding audit committees, including that they be entirely independent, that their scope and responsibility be expanded, particularly with respect to the oversight of the outside auditor, and that they establish procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. It mandates that issuers disclose whether at least one member of the committee is a “financial expert.”

•	It amended existing SEC rules to require that changes in equity ownership by directors, officers, and 10% stockholders be reported more promptly, generally by the end of the second business day following the trade (subject to limited exceptions).

•	It mandated that CEOs and CFOs certify that the financial information in each annual and quarterly report fairly presents in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in the report, and establish and maintain internal controls designed to ensure discovery of material information.

•	It adopted rules relating to disclosure of all material off-balance sheet transactions and obligations. It also implemented a variety of rules regarding the presentation of pro-forma financial information in any press release or other public disclosure that was “non-GAAP.”

•	It mandates that issuers disclose whether they have adopted a code of ethics for senior executives and any waivers or changes in the code.

•	It requires that CEOs and CFOs disgorge incentive compensation and profits from their sales of company securities after restatement of financial information, and prohibits issuers from extending credit to any director or executive officer (subject to limited exceptions).

•	It prohibits directors and executive officers from transacting in company equity securities received in connection with employment during any pension fund blackout of such equity.

•	It mandates that the SEC review each issuer’s periodic reports at least once every three years.

•	It accelerates the time schedule during which Forms 10-K and 10-Q and 8-K must be filed. It also expanded the items reportable under Form 8-K.

•	It issued new requirements regarding the obligations of attorneys to report evidence of a material violation of securities law or breach of fiduciary duty to the issuer’s chief legal counsel or chief executive officer, and ultimately to the Board of Directors.

•	It adopts new rules regarding statutes of limitation and penalties with respect to securities law violations.

     Though the Sarbanes-Oxley Act will have a meaningful impact on the Company’s operations, the Company does not believe that it will be affected by Sarbanes-Oxley in ways, which are materially different or more onerous than other public companies of similar size and nature.

Item 2.     Properties

     TSFG’s principal executive offices are located at 102 South Main Street, Greenville, South Carolina. TSFG leases approximately 111,000 square feet of this twelve-story building, which adjoins Carolina First Bank’s Greenville main office branch. The majority of TSFG’s administrative functions presently reside in this building excluding technology services. TSFG owns a 100,000 square foot building in Lexington, South Carolina, the headquarters for CF Technology, which houses the technology, operations, and mortgage departments. TSFG leases the land for the CF Technology building under a 30 year lease.

     At December 31, 2002, TSFG operated 117 banking offices, of which 76 are in South Carolina, 5 are in North Carolina, and 36 are in Florida. Of these locations, TSFG or one of its subsidiaries owns 75 locations, which includes 8 locations with land leases, and leases 42 locations. In addition, TSFG leases one mortgage loan office and 12 stand alone ATM locations.

     At December 31, 2002, TSFG owned 3 vacant land sites in South Carolina. In addition, TSFG leases non-banking office space in 7 locations in South Carolina and Florida.

     TSFG believes that its physical facilities are adequate for its current operations.

Item 3.     Legal Proceedings

     See Item 8, Note 22 to the Consolidated Financial Statements for a discussion of legal proceedings, which information is incorporated herein by reference.

Item 4.     Submission of Matters to a Vote of Shareholders

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2002.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Shareholder Matters

Market for Common Stock and Related Matters

     TSFG’s common stock trades on The Nasdaq Stock Market under the symbol TSFG. At December 31, 2002, TSFG had 7,560 shareholders of record and 47,347,375 shares outstanding. See Item 7, “Table 19–Quarterly Financial Data” for TSFG’s stock prices and cash dividends declared during 2002 and 2001, which information is incorporated herein by reference. See Item 7, “Capital Resources and Dividends” and Item 8, Notes 24 and 26 to the Consolidated Financial Statements for a discussion of capital stock and dividends, which information is incorporated herein by reference.

Unregistered Sales of Securities

     On September 20, 2002, TSFG acquired Gardner Associates, an independent insurance agency based in Columbia, South Carolina. TSFG issued 156,426 shares of TSFG common stock to acquire Gardner Associates and 21,806 shares under an earnout provision as of December 31, 2002. In addition, the principals of Gardner Associates have the right to receive a maximum of 70,779 shares of TSFG common stock, which has been issued and deposited in an escrow account, under earnout provisions based on Gardner Associates’ five-year financial performance. There were two principals of Gardner Associates. The issuance of securities to these two persons was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.     Selected Financial Data

     The following selected financial data should be read in conjunction with TSFG’s consolidated financial statements and the accompanying notes presented elsewhere herein. TSFG restated prior year amounts, except market price and cash dividends declared per common share, to reflect the 2000 merger with Anchor Financial Corporation and 1999 merger with Citrus Bank, both of which were accounted for using the pooling-of-interests method of accounting.

SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(dollars in thousands, except share data)

	Years Ended December 31,						Five-Year
							Compound
	2002	2001	2000	1999	1998	1997	Growth Rate

Income Statement Data
Net interest income (c)	$218,252	$174,777	$167,111	$174,614	$149,341	$117,833	13.1%
Provision for loan losses	22,266	22,045	23,378	18,273	15,646	14,642	8.7
Noninterest income (c)	59,640	53,484	48,545	59,649	34,924	29,576	15.1
Noninterest expenses (a) (c)	156,176	141,321	152,340	147,674	109,857	94,214	10.6
Merger-related costs (recoveries)	6,664	(501)	29,198	7,155	3,526	—	n/m
Net income	59,158	41,892	6,989	40,450	34,656	24,722	19.1
Per Common Share Data
Net income, basic	$1.42	$1.00	$0.16	$0.95	$0.90	$0.79	12.4%
Net income, diluted	1.38	0.98	0.16	0.93	0.87	0.77	12.4
Book value (December 31)	13.66	11.11	11.04	11.55	10.64	8.32	10.4
Market price (December 31)	20.66	17.75	13.25	18.25	25.31	21.50	(0.8)
Cash dividends declared	0.50	0.45	0.41	0.37	0.33	0.29	11.5
Dividend payout ratio	36.23%	45.92%	256.25%	39.78%	37.93%	37.66%
Balance Sheet Data (Year End)
Total assets	$7,941,010	$6,029,442	$5,220,554	$4,768,656	$4,136,647	$3,420,794	18.3%
Loans (b)	4,501,229	3,736,763	3,735,182	3,291,720	2,841,077	2,474,122	12.7
Allowance for loan losses (b)	70,275	44,587	43,024	33,756	29,812	25,736	22.3
Total earning assets	7,127,160	5,479,252	4,651,807	4,262,837	3,664,392	3,085,473	18.2
Deposits	4,592,510	3,605,255	3,894,662	3,481,651	3,302,523	2,811,139	10.3
Long-term debt	1,221,511	411,294	318,326	314,279	116,125	94,665	66.8
Shareholders’ equity	646,799	458,174	468,653	500,590	450,989	295,898	16.9
Nonperforming assets (b)	74,186	43,857	21,514	13,972	9,119	5,687	67.1
Balance Sheet Data (Averages)
Total assets	$6,497,607	$5,459,515	$5,032,700	$4,282,274	$3,726,204	$2,835,578	18.0%
Loans	4,008,094	3,769,358	3,545,336	3,045,913	2,577,018	2,066,592	14.2
Total earning assets	5,924,077	4,928,970	4,450,016	3,820,904	3,384,157	2,588,037	18.0
Deposits	3,855,929	3,688,250	3,699,553	3,373,282	3,050,268	2,331,167	10.6
Shareholders’ equity	497,341	483,634	479,800	483,214	371,707	209,178	18.9
Financial Ratios
Net interest margin (tax-equivalent) (c)	3.72%	3.59%	3.81%	4.62%	4.46%	4.60%
Return on average assets	0.91	0.77	0.14	0.94	0.93	0.817
Return on average equity	11.89	8.66	1.46	8.37	9.32	11.82
Average equity as a % of average assets	7.65	8.86	9.53	11.28	9.98	7.38
Asset Quality Ratios
Nonperforming assets as a % of loans and other real estate owned (b)	1.67%	1.17%	0.58%	0.43%	0.33%	0.25%
Net charge-offs to average loans	0.49	0.54	0.39	0.39	0.52	0.63
Allowance for loan losses as a % of loans held for investment (b)	1.58	1.20	1.16	1.04	1.09	1.15
Operations Data
Branch offices	117	90	94	108	104	87
Employees (full-time equivalent)	1,700	1,346	1,374	1,514	1,345	1,184

(a)	Excluding merger-related costs (recoveries).

(b)	At December 31, 2002, Rock Hill Bank & Trust Workout Loans totaled $72.4 million with nonperforming assets of $29.2 million and an allowance for loan losses of $16.3 million. Excluding these balances, nonperforming assets as a % of loans and other real estate owned totaled 1.03%, and the allowance for loan losses as a % of loans held for investment was 1.24%.

(c)	Net interest income, noninterest income, and noninterest expenses were reclassified in 2001 and 2000 for the deferral of loan fees and related expenses.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis are presented to assist in understanding the financial condition and results of operations of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”). TSFG may also be referred to herein as “we”, “us”, or “our”, except where the context requires otherwise. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 8 of this report and the supplemental financial data appearing throughout this report.

     TSFG has two wholly-owned subsidiary banks, Carolina First Bank and Mercantile Bank, which are collectively referred to as the “Subsidiary Banks.” Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

Forward-Looking Statements

     This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;

•	changes in interest rates, deposit rates, the net interest margin, and funding sources;

•	market risk and inflation;

•	risks inherent in making loans including repayment risks and value of collateral;

•	loan growth, the adequacy of the allowance for loan losses, and the assessment of problem loans;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	dependence on senior management;

•	technological changes;

•	ability to increase market share;

•	expense projections;

•	risks associated with income taxes, including the potential for adverse adjustments;

•	acquisitions, related cost savings, expected financial results, and unanticipated integration issues;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;

•	changes in accounting policies and practices;

•	costs and effects of litigation; and

•	recently-enacted or proposed legislation.

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

Critical Accounting Policies

     TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. The more critical accounting policies include TSFG’s accounting for securities, loans, allowance for loan losses, intangibles, and income taxes. In particular, TSFG considers its policies regarding the allowance for loan losses and income taxes to be its most critical accounting policies due to the significant degree of management judgment. Different assumptions in the application of these policies could result in material changes in TSFG’s consolidated financial statements. For additional discussion concerning TSFG’s allowance for loan losses and related matters, see “Balance Sheet Review–Allowance for Loan Losses.” Also, please see Item 8, Note 1 to the Consolidated Financial Statements for a description of TSFG’s significant accounting policies.

Acquisitions

     The following table summarizes TSFG’s acquisitions completed during the past three years. All the acquisitions, except for Gardner Associates, Inc., an insurance agency, were bank acquisitions. All of the 2002 transactions were accounted for using the purchase method of accounting, and accordingly, the assets and liabilities were recorded at their estimated fair values, which are subject to adjustment, as of the acquisition date. For the 2002 transactions, TSFG’s consolidated financial statements include the results of the acquired company’s operations since the acquisition date. The merger with Anchor Financial Corporation (“Anchor Financial”) in June 2000 was accounted for using the pooling-of-interests method of accounting. Accordingly, TSFG restated its historical consolidated financial statements and other financial data to include the accounts and results of operations of Anchor Financial as if the merger had been effective as of the earliest period presented.

Table 1
SUMMARY OF COMPLETED ACQUISITIONS
(dollars in thousands)

					Purchase	Identifiable
	Acquisition	Total	Shares		Price Paid	Intangible
	Date	Assets (1)	Issued		in Cash	Assets	Goodwill

Central Bank of Tampa Tampa, Florida	12/31/02	$223,223	3,241,737		$—	$2,700	$36,748
Rock Hill Bank & Trust Rock Hill Bank, South Carolina	10/31/02	204,815	430,017	(2)	—	1,204	24,605
Gardner Associates, Inc. Columbia, South Carolina	09/20/02	1,312	249,011	(3)	—	1,521	1,480
Gulf West Banks, Inc. St. Petersburg, Florida	08/31/02	530,296	3,925,588		32,400	8,424	71,285
Anchor Financial Corporation Myrtle Beach, South Carolina	06/06/00	1,224,404	17,674,208		—	—	—

(1)	Book value at the acquisition date.

(2)	TSFG agreed to pay a cash earnout based on collection and recoveries with respect to certain loans.

(3)	Of this amount, up to 70,779 of these shares are subject to forfeiture back to TSFG if certain five-year financial performance targets are not met.

     On December 31, 2002, TSFG acquired Central Bank of Tampa (“CBT”), a closely-held community bank headquartered in Tampa, Florida. CBT operated through 5 branches in Tampa. This merger advances TSFG’s strategy to expand in markets with relatively high population and per capita income growth prospects.

     On October 31, 2002, TSFG acquired substantially all of the assets and deposits of Rock Hill Bank & Trust (“Rock Hill Bank”), which was a wholly-owned banking subsidiary of RHBT Financial Corporation (“RHBT”). Rock Hill Bank operated 3 branches in York County, South Carolina. Under the asset sale agreement, Rock Hill Bank received 430,017 shares of TSFG common stock, plus the right to receive a cash earnout essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in a specified loan pool and 50% of net amounts recovered under RHBT’s blanket bond insurance policy with respect to such loans.

     On September 20, 2002, TSFG acquired Gardner Associates, Inc. (“Gardner Associates”), an independent insurance agency based in Columbia, South Carolina. TSFG intends to use Gardner Associates to build its insurance operations in the Midlands area of South Carolina. TSFG issued 156,426 shares of TSFG common stock to acquire Gardner Associates and 21,806 shares under an earnout provision as of December 31, 2002. In addition, the principals of Gardner Associates have the right to receive a maximum of 70,779 shares of TSFG common stock, which has been issued and deposited in an escrow account, under earnout provisions based on Gardner Associates’ five-year financial performance.

     On August 31, 2002, TSFG acquired Gulf West Banks, Inc. (“Gulf West”), a bank holding company headquartered in St.

Petersburg, Florida. Gulf West operated through Mercantile Bank, a Florida-chartered, non-member bank with 15 locations in the Tampa Bay area of Florida. This merger represents TSFG’s first banking locations in the Tampa Bay area and advances TSFG’s strategy to expand in markets with relatively high population and per capita income growth prospects. Upon acquiring Gulf West, TSFG combined all of its Florida operations under the Mercantile Bank name.

     On June 6, 2000, TSFG acquired Anchor Financial, a South Carolina Corporation headquartered in Myrtle Beach, South Carolina. Anchor Financial operated 33 branches in South Carolina and North Carolina. Since this transaction was accounted for as a pooling-of-interest, TSFG’s consolidated financial statements for all periods include the results of Anchor Financial’s operations.

Overview

     Net income for 2002 totaled $59.2 million, up 41.2% compared with $41.9 million for 2001. Earnings per diluted share for 2002 were $1.38, a 40.8% increase from $0.98 per diluted share for 2001. Higher net interest income, fee income initiatives, efficiency improvements, and a more favorable effective tax rate contributed to the increases in net income and earnings per diluted share. Net interest income increased from a higher net interest margin and 20.2% growth in average earning assets. Net income for 2000 was $7.0 million, or $0.16 per diluted share. Key factors responsible for TSFG’s results of operations are discussed throughout Management’s Discussion and Analysis below.

     Noninterest income for the years ended December 31, 2002, 2001, and 2000 included pre-tax gains on asset sales of $6.1 million, $4.8 million, and $6.0 million, respectively. Gains on asset sales include gains or losses on available for sale securities, disposition of assets and liabilities, and equity investments. Mortgage banking income, a component of noninterest income, includes gains and losses on the sale of mortgage loans and mortgage servicing and charges for the write-down in the value of capitalized mortgage servicing rights. See “Earnings Review—Noninterest Income” for details.

     Noninterest expenses for the year ended December 31, 2002 included the following pre-tax other items: $6.7 million in merger-related costs, $1.8 million of personnel expense related to the settlement of certain employment agreements, $1.4 million impairment loss from write-down of assets, and a $354,000 loss on early extinguishment of debt. For the year ended December 31, 2001, noninterest expenses included the following pre-tax other items: $3.1 million loss on early extinguishment of debt, $665,000 charitable contribution of premises, $501,000 recovery of merger-related costs, and $243,000 impairment loss from write-down of assets. For the year ended December 31, 2000, noninterest expenses included the following pre-tax other items: $29.2 million for merger-related costs, $4.0 million for system conversion costs, $3.7 million impairment loss from write-down of assets, $1.3 million in other charges related to Anchor Financial, $1.2 million in personnel expense from benefit plan changes and contract payments, and $416,000 for write-offs of miscellaneous receivables.

     On January 1, 2002, TSFG adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and ceased amortization of goodwill. Amortization of intangibles that are not amortized in 2002 totaled $4.5 million and $4.8 million for the years ended December 31, 2001 and 2000, respectively. In 2002, TSFG recorded a $1.4 million charge related to impairment of goodwill associated with Carolina First Mortgage Company, which is shown as a cumulative effect of change in accounting principle.

     Net income for the year ended December 31, 2001 included a $434,000 pre-tax gain from the cumulative effect of adopting a new accounting principle for derivatives. For the year ended December 31, 2000, the provision for loan losses included $3.0 million to apply TSFG’s reserve analysis methodology to determine the Allowance requirements for Anchor Financial’s loan portfolio.

     Average common shares outstanding on a diluted basis were 42.7 million in 2002, down 0.3% from 42.8 million in 2001. In connection with share repurchase programs, TSFG repurchased and cancelled 2,141,907 shares and 1,546,407 shares in 2002 and 2001, respectively. Average common shares outstanding on a diluted basis totaled 43.6 million in 2000.

     At December 31, 2002, TSFG had $7.9 billion in assets, $4.5 billion in loans, $4.6 billion in deposits, and $646.8 million in shareholders’ equity. For the year ended December 31, 2002, TSFG’s average assets totaled $6.5 billion, an increase of $1.0 billion, or 19.0%, compared with the 2001 average of $5.5 billion.

Balance Sheet Review

  Loans

     Loans are the largest category of earning assets and generally produce the highest yields. TSFG concentrates on lending to small and middle market businesses and retail consumers. At December 31, 2002, outstanding loans totaled $4.5 billion, which equaled 98.0% of total deposits and 56.7% of total assets. The loan portfolio consisted principally of commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida. The portfolio contains no “highly leveraged transactions,” as defined by regulatory authorities.

     Loans held for investment increased $703.8 million, or 18.9%, to $4.4 billion at December 31, 2002. In 2002, TSFG acquired $582.8 million in loans held for investment from its mergers with CBT, Rock Hill Bank, and Gulf West, which accounted for over 80% of the increase. The majority of the internal loan growth was in commercial loans at both Carolina First Bank and Mercantile Bank, although commercial loan growth slowed during the second half of 2002. Indirect auto loans (loans purchased from car dealers) and home equity loans also increased, partially offset by a decline in direct consumer loans. Loans held for sale increased from commercial real estate loans acquired from Gulf West, which totaled $17.7 million at December 31, 2002, and from higher mortgage loan originations.

     Table 2 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 2
LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

	December 31,

	2002	2001	2000	1999	1998

Commercial, financial and agricultural	$913,368	$742,218	$561,360	$536,542	$495,148
Real estate—construction (1)	570,265	532,037	458,577	221,683	150,194
Real estate—residential mortgage (1-4 family)	643,941	551,119	890,693	729,522	562,511
Commercial secured by real estate (1)	1,765,103	1,400,466	1,348,604	1,336,491	1,130,932
Consumer	541,210	503,901	459,317	390,593	274,220
Credit cards	—	—	—	15,798	73,788
Lease financing receivables	124	509	4,001	15,500	40,450

Loans held for investment	4,434,011	3,730,250	3,722,552	3,246,129	2,727,243
Loans held for sale	67,218	6,513	12,630	45,591	113,834
Less: Allowance for loan losses	70,275	44,587	43,024	33,756	29,812

Total net loans	$4,430,954	$3,692,176	$3,692,158	$3,257,964	$2,811,265

Percentage of Loans Held for Investment
Commercial, financial and agricultural	20.6%	19.9%	15.1%	16.5%	18.2%
Real estate—construction (1)	12.9	14.3	12.3	6.8	5.5
Real estate—residential mortgage (1-4 family)	14.5	14.8	23.9	22.5	20.6
Commercial secured by real estate (1)	39.8	37.5	36.2	41.2	41.5
Consumer	12.2	13.5	12.4	12.0	10.0
Credit cards	—	—	—	0.5	2.7
Lease financing receivables	—	—	0.1	0.5	1.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

     TSFG reviews its loan portfolio based upon the purpose of the loan, which differs from the presentation in Table 2, which is based on collateral type (the underlying assets securing the loan). Table 3 presents TSFG’s loan portfolio based on the primary purpose of the loan, rather than the collateral.

Table 3
LOAN PORTFOLIO COMPOSITION BASED ON LOAN PURPOSE
(dollars in thousands)

	December 31,

	2002	2001	2000

Commercial Loans
Commercial and industrial	$1,178,955	$1,055,747	$807,973
Owner – occupied real estate	733,819	627,412	577,552
Commercial real estate (1)	1,420,252	1,085,750	1,101,580

	3,333,026	2,768,909	2,487,105

Consumer Loans
Indirect – sales finance	420,294	340,484	270,298
Direct retail	273,419	302,992	427,905
Home equity	243,648	151,570	141,914

	937,361	795,046	840,117

Mortgage Loans	163,624	166,295	395,330

Loans held for investment	$4,434,011	$3,730,250	$3,722,552

Percentage of Loans Held for Investment
Commercial and industrial	26.6%	28.3%	21.7%
Owner – occupied real estate	16.6	16.8	15.5
Commercial real estate (1)	32.0	29.1	29.6
Consumer	21.1	21.3	22.6
Mortgage	3.7	4.5	10.6

Total	100.0%	100.0%	100.0%

(1)	In Table 2, these loans are included in the “Real estate—construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

     Commercial and industrial and owner-occupied real estate loans are primarily loans to small and medium-size local businesses to finance short-term operating needs, equipment, and facilities. This portfolio segment declined slightly to 43.2% of loans at December 31, 2002 from 45.1% of loans at December 31, 2001, reflecting a relatively weak market for such loans during the year. Commercial real estate loans are loans to finance the acquisition, development, and sale or lease of real properties to unrelated third parties. This portfolio segment increased slightly to 32.0% of loans at December 31, 2002 from 29.1% of loans at December 31, 2001, reflecting continued strong demand for such loans in TSFG’s major markets. Consumer and mortgage loans are loans to finance personal, family, and household needs of individuals. This segment declined slightly as a percentage of loans, as strong growth in sales finance loans and home equity loans was partially offset by decreases in direct consumer loans and mortgage loans. While originations of residential mortgage loans increased, most of these loans were sold at origination in the secondary market.

     The portfolio’s only significant industry concentration is in commercial real estate loans. All other industry concentrations are less than 10% of total loans. Commercial real estate loans were 32.0% of loans at December 31, 2002. Due to sustained strong population growth and household income growth, real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. TSFG manages the risk attributable to this concentration by lending in markets in which we operate and to borrowers who have proven track records and possess the financial means to weather reverses in this industry. TSFG does not make loans without recourse to the borrower, loans without personal guarantees from the owners, or loans to cash out equity in commercial properties. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.

     Table 4 presents maturities of certain loan classifications based on collateral type at December 31, 2002. The table also provides the breakdown between those loans with a predetermined interest rate and those loans with a floating interest rate.

Table 4
SELECTED LOAN MATURITY AND INTEREST SENSITIVITY
(dollars in thousands)

		Over One But	Over
	One Year	Less Than	Five
	or Less	Five Years	Years	Total

Commercial secured by real estate	$395,145	$923,430	$446,528	$1,765,103
Commercial, financial and agricultural	463,998	393,980	55,990	913,368
Real estate—construction	279,594	231,749	58,922	570,265
Total of loans with:
Floating interest rates	864,132	790,170	396,885	2,051,187
Predetermined interest rates	274,005	758,989	164,556	1,197,550

     Table 5 summarizes TSFG’s loan relationships, including unused loan commitments, which are greater than $10 million.

Table 5
LOAN RELATIONSHIPS GREATER THAN $10 MILLION

			Outstanding Principal Balance

				Percentage of
	Number	Total		Total Loan
	of Borrowers	Commitment	Amount	Portfolio

December 31, 2002	46	$653.1million	$394.1million	8.8%
December 31, 2001	35	508.3million	271.2million	7.3

     The increase in relationships over $10 million had two primary components. First, existing credit relationships which were previously less than $10 million expanded to this level. Second, TSFG’s corporate lending group, created in 2001 to focus on larger regional companies domiciled in our markets, grew significantly in 2002 and is expected to continue growing in 2003.

     At December 31, 2002, the loan portfolio included commitments totaling $108.4 million in thirteen Shared National Credits (multi-bank credit facilities of $20 million or more). Outstandings under these commitments totaled $55.8 million. By policy, we participate in Shared National Credits only if the borrower is headquartered in our market, the borrower is in an industry familiar to us, we meet directly with the borrower to conduct our analysis, and the borrower agrees to establish an ongoing, banking relationship with us. Two of these credits, in which our commitment totals $2.4 million, are on our internal watch list, but neither of them or any of the others were classified in the Shared National Credits examinations conducted by the regulatory agencies in 2002.

   Credit Quality

     A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG’s credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and immediate after-the-fact review by credit risk management of loans approved by lenders. Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with loan monitoring policies is managed. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities are monitored by the Directors’ Credit Committees of each banking subsidiary, which meet monthly to review credit quality trends, new large credits, insider loans, large problem credits, credit policy changes, and reports on independent credit audits of branch offices.

     On October 31, 2002, loans totaling $191.3 million were acquired from Rock Hill Bank. Prior to the closing and in connection with improper lending activities, Rock Hill Bank had charged off a material portion of its loan portfolio and established additional reserves for identified problem loans. At closing, TSFG segregated certain identified problem loans into a separately-managed portfolio, referred to as the “Rock Hill Workout Loans.” This portfolio totaled $72.4 million at December 31, 2002 and included $29.0 million in nonperforming loans. TSFG expects nonperforming assets and the allowance for loan losses to decline as the Rock Hill Workout Loans are liquidated or otherwise resolved. Accordingly, where appropriate, TSFG has provided credit quality measures excluding the Rock Hill Workout Loans to identify core credit quality measures.

     Table 6 presents information pertaining to nonperforming assets for the years indicated. Nonaccrual loans include commercial nonaccrual loans and consumer nonaccrual loans.

Table 6
NONPERFORMING ASSETS
(dollars in thousands)

	December 31,

	2002		2001		2000		1999		1998

Nonaccrual loans (1)	$63,590		$38,888		$18,413		$11,185		$3,858
Restructured loans	—		—		—		—		1,283

Total nonperforming loans	63,590		38,888		18,413		11,185		5,141
Other real estate owned	10,596		4,969		3,101		2,787		3,978

Total nonperforming assets	$74,186		$43,857		$21,514		$13,972		$9,119

Loans past due 90 days still accruing interest (2)	$5,414		$10,482		$10,682		$5,100		$7,114

Total nonperforming assets as a percentage of loans and other real estate owned (3)	1.67%		1.17%		0.58%		0.43%		0.33%

Allowance for loan losses to nonperforming loans	1.11x		1.15	x	2.34	x	3.02	x	5.80	x

Excluding the Rock Hill Workout Loans:
Loans held for investment	$4,361,658		$3,730,250		$3,722,552		$3,246,129		$2,727,243
Allowance for loan losses	53,979		44,587		43,024		33,756		29,812
Total nonperforming loans	34,596		38,888		18,413		11,185		5,141
Other real estate owned	10,422		4,969		3,101		2,787		3,978

Total nonperforming assets	$45,018		$43,857		$21,514		$13,972		$9,119

Total nonperforming assets as a percentage of loans and other real estate owned (3)	1.03%		1.17%		0.58%		0.43%		0.33%

Allowance for loan losses to nonperforming loans	1.56	x	1.15	x	2.34	x	3.02	x	5.80	x

(1)  Consumer nonaccrual loans totaled $2.4 million and $3.6 million at December 31, 2002 and 2001, respectively.

(2)  Substantially all of these loans are consumer and residential mortgage loans.

(3)  Calculated using loans held for investment.

Note: Nonperforming assets exclude personal property repossessions, which totaled $1.3 million at December 31, 2002.

     Nonperforming assets were 1.67% of loans and other real estate owned at December 31, 2002, compared with 1.17% at December 31, 2001. The allowance for loan losses to nonperforming loans was 1.11 times at December 31, 2002, compared with 1.15 times at year-end 2001. The increase in nonperforming loans was expected as a result of the addition of the Rock Hill Workout Loans with the October 31, 2002 closing of the Rock Hill Bank asset purchase. At December 31, 2002, nonperforming loans included $29.0 million from the Rock Hill Workout Loans. Total estimated impairment on all commercial nonaccrual loans totaled $22.0 million and $5.4 million as of December 31, 2002 and 2001, respectively. Excluding the Rock Hill Workout Loans, estimated impairment on commercial nonaccrual loans totaled $9.4 million as of December 31, 2002.

     Excluding the Rock Hill Workout Loans, core credit quality trends improved in 2002. Nonperforming assets (excluding the Rock Hill Workout Loans) declined to 1.03% of loans and other real estate owned at December 31, 2002, down from 1.17% at December 31, 2001. This decrease was partially attributable to the third quarter 2002 payout of TSFG’s largest nonperforming loan, which totaled $7.7 million. Net loan charge-offs as of percentage of average loans decreased to 0.49% for 2002 from 0.54% for 2001. At December 31, 2002, the allowance for loan losses was 1.56 times nonperforming loans (excluding the Rock Hill Workout Loans), an increase from 1.15 times at December 31, 2001. Loans past due 90 days still accruing interest showed continued improvement during 2002.

     Certain of the Rock Hill Workout Loans are defined as “designated loans” under the Rock Hill Bank purchase agreement (“Designated Loans”) and are subject to earnout provisions. The total principal amount owed by the borrowers for Designated Loans was $45.2 million, of which $19.5 million had either been charged off or reserved. To the extent that principal collections on these Designated Loans exceed $25.7 million, TSFG will pay the RHBT shareholders 30% of such excess. The net effect is to pay RHBT shareholders 30% of the net recoveries and improvements in the reserve associated with these loans. Through December 31, 2002, there have been no recoveries or reversals of reserves associated with the Designated Loans.

     Future credit quality trends depend primarily on the direction of the economy, and current economic data do not provide a clear signal of that direction. Until the business climate improves, we expect portfolio quality indicators to remain volatile, nonperforming asset levels to fluctuate, and charge-offs to tend to be higher than historical norms. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved for in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance for loan loss adequacy. Accordingly, management believes the allowance for loan losses as of December 31, 2002 was adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.

   Allowance for Loan Losses

     The adequacy of the allowance for loan losses (the “Allowance”) is analyzed quarterly. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The methodology employed for this analysis is as follows.

     The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (direct installment, indirect installment, revolving, and mortgage) and by credit risk grade for performing commercial loans. Nonperforming commercial loans are individually assessed for impairment under SFAS 114 and assigned specific allocations. To allow for modeling error, a range of probable loss ratios (from 95% to 105% of the adjusted historical loss ratio) is then derived for each segment. The resulting percentages are then applied to the dollar amounts of loans in each segment to arrive at each segment’s range of probable loss levels.

     The Allowance for each portfolio segment is set at an amount within its range that reflects management’s best judgment of the extent to which historical loss levels are more or less accurate indicators of current losses in the portfolio. Management’s judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, emerging portfolio concentrations, risk management system changes, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions.

     The Allowance is then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss range for each category. The unallocated component is the sum of the amounts by which final loss estimates exceed the lower end estimates for each category. The unallocated component of the Allowance represents probable losses inherent in the portfolio based on our analysis that are not fully captured in the allocated component. Allocation of the Allowance to respective loan portfolio components are not necessarily indicative of future losses or future allocations. The entire Allowance is available to absorb losses in the loan portfolio.

     Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management’s judgments are based on numerous assumptions about current events, which we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of TSFG.

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

     The Allowance totaled $70.3 million and 1.58% of loans held for investment at December 31, 2002, a significant increase from $44.6 million and 1.20%, at December 31, 2001. Nonperforming loans totaled $63.6 million at December 31, 2002, an increase of $24.7 million from $38.9 million at December 31, 2001. These increases were the result of the acquisition of loans from Rock Hill Bank. Excluding the $29.0 million of nonperforming loans related to the Rock Hill Workout Loans, nonperforming loans declined to $34.6 million at December 31, 2002 from $38.9 million at December 31, 2001 (to 0.79% of loans held for investment from 1.04%), and the Allowance increased to $54.0 million at December 31, 2002 from $44.6 million at December 31, 2001 (to 1.24% of loans held for investment from 1.20%). See “Credit Quality.”

     Table 7, which summarizes the changes in the Allowance, and Table 8, which reflects the allocation of the Allowance at the end of each year, provide additional information with respect to the activity in the Allowance. While uncertainty in the current economic outlook makes future charge-off levels less predictable, management does not expect losses to increase significantly over the next several quarters. As a percentage of average loans, losses in 2003 are expected to be comparable to 2002. However, the economic outlook remains highly uncertain, and future charge-off levels may therefore fluctuate above or below that average from quarter to quarter.

Table 7
SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)

	December 31,

	2002	2001	2000	1999	1998

Allowance for loan losses, beginning of year	$44,587	$43,024	$33,756	$29,812	$25,736
Purchase accounting acquisitions	22,973	—	—	408	1,822
Allowance adjustment for loans sold	(12)	(230)	(252)	(2,977)	—
Charge-offs:
Commercial, financial and agricultural	6,680	8,346	7,548	4,791	3,752
Real estate—construction	3,206	1,885	—	—	—
Secured by real estate	5,509	3,896	1,458	805	320
Consumer	8,161	9,027	6,617	6,354	6,991
Credit cards	—	—	450	1,852	4,418

Total loans charged-off	23,556	23,154	16,073	13,802	15,481

Recoveries:
Commercial, financial and agricultural	1,970	1,553	1,314	783	779
Real estate—construction	444	195	—	—	—
Secured by real estate	255	164	156	132	76
Consumer	1,348	990	627	997	1,179
Credit cards	—	—	118	130	55

Total loans recovered	4,017	2,902	2,215	2,042	2,089

Net charge-offs	19,539	20,252	13,858	11,760	13,392
Additions to reserve through provision expense	22,266	22,045	23,378	18,273	15,646

Allowance for loan losses, end of year	$70,275	$44,587	$43,024	$33,756	$29,812

Average loans	$4,008,094	$3,769,358	$3,545,336	$3,045,913	$2,577,018
Loans held for investment (period end)	4,434,011	3,730,250	3,722,552	3,246,129	2,727,243
Net charge-offs as a percentage of average loans	0.49%	0.54%	0.39%	0.39%	0.52%
Allowance for loan losses as a percentage of loans held for investment	1.58	1.20	1.16	1.04	1.09
Allowance for loan losses as a percentage of loans held for investment, excluding Rock Hill Workout Loans	1.24	1.20	1.16	1.04	1.09

Table 8
COMPOSITION OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

	December 31,

	2002	2001	2000	1999	1998

Commercial, financial and agricultural	$15,831	$8,784	$6,935	$10,226	$7,298
Real estate—construction	9,883	6,292	5,622	2,572	1,712
Real estate—residential mortgage (1-4 family)	796	731	1,769	3,269	2,007
Commercial secured by real estate	30,589	16,562	16,539	6,502	4,202
Consumer	11,166	9,804	10,168	7,039	6,371
Credit cards	—	—	—	1,465	5,747
Unallocated	2,010	2,414	1,991	2,683	2,475

Total	$70,275	$44,587	$43,024	$33,756	$29,812

   Securities

     TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, generates interest and dividend income from the investment of excess funds depending on loan demand, provides appropriate level of liquidity to meet liquidity requirements, and is used as collateral for pledges on public deposits and securities sold under repurchase agreements. Table 9 shows the carrying values of the investment securities portfolio at the end of each of the last three years.

Table 9
INVESTMENT SECURITIES PORTFOLIO COMPOSITION
(dollars in thousands)

	December 31,

	2002	2001	2000

Trading Account (at fair value)
U.S. Treasury	$5	$—	$—
U.S. Government agencies	345	1,142	4,610
State and municipal	—	435	360
Other investments	—	—	34

	350	1,577	5,004

Securities Available for Sale (at fair value)
U.S. Treasury	254,121	503,191	12,163
U.S. Government agencies	833,900	106,983	186,507
Mortgage-backed securities	1,193,080	817,237	507,817
State and municipal	56,402	12,092	12,409
Other investments(1)	151,441	121,483	97,877

	2,488,944	1,560,986	816,773

Securities Held to Maturity (at amortized cost)
U.S. Government agencies	—	—	2,650
State and municipal	82,789	80,729	75,015
Other investments	103	103	102

	82,892	80,832	77,767

Total	$2,572,186	$1,643,395	$899,544

(1)	At December 31, 2002, other investments were made up primarily of corporate bonds ($77.7 million), Federal Home Loan Bank (“FHLB”) stock ($43.0 million), bank stocks excluding NetBank, Inc. ($17.3 million), NetBank, Inc. (“NetBank”) common stock ($7.0 million), other equity securities ($4.7 million), and CF Investment Company’s investments ($1.7 million). See “Balance Sheet Review — Other Investments.”

                    At December 31, 2002, TSFG’s investment portfolio totaled $2.6 billion, up $928.8 million from the $1.6 billion invested as of December 31, 2001. The majority of this increase was attributable to the purchase of U.S. Government agencies and mortgage-backed securities in the available for sale portfolio. These purchases, which were in response to weak economic conditions and the associated declines in loan growth, leveraged TSFG’s capital and increased net interest income. Also, in 2002, TSFG acquired $210.8 million in available for sale securities from the acquisitions completed in 2002.

                    In January 2003, TSFG bought $427.5 million in mortgage-backed securities and $127.7 million in U.S. Government agencies to leverage capital and take advantage of the opportunity to increase net interest income. During 2003, TSFG may elect to sell investment securities depending on its need for liquidity to fund loan demand and the general level of interest rates. In addition, TSFG has engaged in, and expects to continue to engage in, hedging activities to reduce interest rate risk associated with the investment securities.

                    Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized gain recorded for available for sale securities averaged $1.9 billion in 2002, 64.4% above the 2001 average of $1.1 billion. The majority of the increase was attributable to purchase of securities to leverage available capital, anticipate accelerated paydowns of mortgage-backed securities, and provide for increased calls of U.S. Government agency securities. The average portfolio yield decreased to 5.09% in

2002 from 6.36% in 2001. The duration of the portfolio declined to approximately 4.7 years at December 31, 2002 from 7.1 years at December 31, 2001. The securities yield decreased due to a lower level of general interest rates and the addition of lower-yielding, shorter duration securities.

     The composition of the investment portfolio as of December 31, 2002 follows: mortgage-backed securities 46.4%, U.S. Government agencies 32.4%, U.S. Treasuries 9.9%, state and municipalities 5.4%, and other securities 5.9% (which includes equity investments described below). During 2002, to better position the securities portfolio for increasing interest rates, TSFG sold 10-year U.S. Treasury securities and purchased mortgage-backed securities and U.S. Government agencies with shorter durations. This repositioning shortened the duration of the portfolio and shifted the composition to 32.4% U.S. Government agencies and 9.9% U.S. Treasuries as of December 31, 2002 from 6.6% and 30.6%, respectively, as of December 31, 2001.

     The available for sale portfolio constituted 96.8% of total securities at December 31, 2002. Management believes that the high concentration of available for sale securities provides greater flexibility in the management of the overall investment portfolio.

     During 2002, the net unrealized gain on available for sale securities (pre-tax) increased to $36.3 million at December 31, 2002 from a $7.6 million loss at December 31, 2001. The increase in the net unrealized gain for 2002 was primarily associated with increases in the net unrealized gain for U.S. Treasury securities totaling $29.0 million, mortgage-backed securities totaling $9.4 million, and U.S. Government agencies totaling $8.7 million.

     Table 10 shows the contractual maturity schedule for securities held to maturity and securities available for sale at December 31, 2002. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table also reflects the weighted average yield of the investment securities.

Table 10
INVESTMENT SECURITIES MATURITY SCHEDULE
(dollars in thousands)

AVAILABLE FOR SALE—FAIR VALUE

		After One	After Five		No
	Within	But Within	But Within	After	Contractual
	One Year	Five Years	Ten Years	Ten Years	Maturity	Total

U.S. Treasury	$220,036	$31,756	$2,329	$—	$—	$254,121
U.S. Government agencies	11,310	76,755	538,919	206,916	—	833,900
Mortgage-backed securities	1,534	50,243	26,443	1,114,860	—	1,193,080
State and municipal	382	8,737	7,010	40,273	—	56,402
Other investments	—	25,014	1,269	53,319	71,839	151,441

	$233,262	$192,505	$575,970	$1,415,368	$71,839	$2,488,944

Weighted average yield
U.S. Treasury	1.29%	3.25%	5.92%	—%	—%	1.58%
U.S. Government agencies	5.05	4.64	5.06	5.47	—	5.12
Mortgage-backed securities	6.37	5.78	5.36	5.42	—	5.44
State and municipal	4.01	4.26	4.70	5.43	—	5.15
Other investments (1)	—	5.72	6.98	7.58	n/a	6.99

	1.51%	4.83%	5.08%	5.51%	—%	4.97%

HELD TO MATURITY—AMORTIZED COST

		After One	After Five		No
	Within	But Within	But Within	After	Contractual
	One Year	Five Years	Ten Years	Ten Years	Maturity	Total

State and municipal	$11,771	$39,826	$30,897	$295	$—	$82,789
Other investments	3	—	100	—	—	103

	$11,774	$39,826	$30,997	$295	$—	$82,892

Weighted average yield
State and municipal	4.61%	4.48%	4.69%	4.90%	—%	4.58%
Other investments	4.00	—	6.60	—	—	6.54

	4.61%	4.48%	4.69%	4.90%	—%	4.58%

(1)	Approximately $72 million of these securities have no contractual maturity or yield and accordingly are excluded from the “Other Investments” yield calculation as well as the overall “Available for Sale” yield calculation.

             Other Investments

                    Investment in NetBank, Inc. At December 31, 2002, TSFG owned 725,000 shares of NetBank common stock. NetBank owns and operates NetBank, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. TSFG’s investment in NetBank, which is included in securities available for sale with a basis of $201,000, was recorded at its pre-tax market value of approximately $7.0 million at December 31, 2002. During 2002, TSFG sold 450,000 shares of NetBank for a pre-tax gain of $4.7 million.

                    Investments in Banks. At December 31, 2002, TSFG had equity investments in fourteen community banks located in the Southeast. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. TSFG has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks, which are included in securities available for sale with a basis of approximately $14.9 million, were recorded at their pre-tax market value of approximately $16.8 million at December 31, 2002.

     TSFG also has an investment in Nexity Financial Corporation, an Internet bank, which was recorded at its cost basis of $500,000.

     CF Investment Company. CF Investment Company is a wholly-owned Small Business Investment Company, licensed through the Small Business Administration. Its principal focus is to invest in companies that have a bank-related technology or service that TSFG and its subsidiaries can use. CF Investment Company’s loans and equity investments represent a higher risk to TSFG due to the start-up nature of such companies. As of December 31, 2002, CF Investment Company had invested approximately $1.2 million (or 49% interest in common stock) in a company specializing in electronic document management services and $502,000 (or 15% interest in common stock) in a paycard company. The estimated fair value of these investments is deemed to approximate the cost basis.

     Other Investments Not Specified Above. In addition to the investments described in the preceding paragraphs, other investments in available for sale securities at December 31, 2002, which are carried at market value, included corporate bonds of $77.7 million, FHLB stock of $43.0 million, and other equity securities of $4.7 million. Other equity securities includes TSFG’s investment in Affinity Technology Group, Inc. (“Affinity”). At December 31, 2002, TSFG owned 4,876,340 shares of common stock of Affinity, or approximately 12% of the outstanding shares. TSFG’s investment in Affinity has a basis of $433,000 and was recorded at its December 31, 2002 pre-tax market value of approximately $634,000. At December 31, 2002, the aggregate market value for these other investments, which are not specified in the preceding paragraphs, totaled $125.4 million with a cost basis of $123.9 million.

   Intangible Assets

     The intangible assets balance at December 31, 2002 of $242.2 million consisted of goodwill of $224.3 million, core deposit premiums of $16.5 million, customer list intangibles of $834,000, and non-compete agreement intangibles of $572,000. The intangible assets balance at December 31, 2001 of $97.1 million consisted of goodwill of $91.6 million and core deposit premiums of $5.5 million. The increase in goodwill was primarily due to the $134.1 million of goodwill acquired during 2002 from the mergers with CBT, Rock Hill Bank, Gardner Associates, and Gulf West. The increase was partially offset by the transitional impairment loss of $1.4 million in connection with goodwill recorded for Carolina First Mortgage Company. TSFG was required to test its intangible assets for impairment in accordance with the provisions of SFAS 142, which TSFG adopted effective January 1, 2002. (See Item 8, Notes 1 and 12 to the Consolidated Financial Statements.) The increase in core deposit premiums was due to adding $2.7 million from the CBT merger, $1.2 million from the Rock Hill Bank merger, and $8.4 million from the Gulf West merger. The customer list intangibles and non-compete agreement intangibles were added with the acquisition of Gardner Associates, an independent insurance agency.

   Deposits

     Deposits remain TSFG’s primary source of funds for loans and investments. Average deposits provided funding for 65.1% of average earning assets in 2002 and 74.8% in 2001. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and increases in investment securities. In addition, TSFG has increased the use of brokered certificates of deposit, which are included in deposits.

     At December 31, 2002, deposits totaled $4.6 billion, up $987.3 million from December 31, 2001. In 2002, TSFG acquired $783.0 million in deposits from its mergers with CBT, Rock Hill Bank, and Gulf West, which accounted for approximately 79% of the increase. In addition, this increase includes a $402.6 million increase in brokered certificates of deposit. At December 31, 2002, TSFG had $544.9 million in brokered certificates of deposit, compared with $142.3 million at December 31, 2001. We consider these funds to be an attractive alternative funding source available to use while continuing our efforts to maintain and grow our local deposit base.

     Deposit pricing remains very competitive, and we expect this pricing environment to continue. During the past two years, TSFG decided to keep deposit rates offered on par with competitors and reduced deposit rate-driven promotions, which resulted in lower deposit balances. Deposits acquired in 2002 mergers offset this decrease.

     Table 11 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 11
TYPES OF DEPOSITS
(dollars in thousands)

	December 31,

	2002	2001	2000	1999	1998

Noninterest-bearing demand deposits	$743,174	$524,437	$488,323	$496,428	$501,751
Interest-bearing checking	679,747	618,236	591,371	594,223	625,875
Money market accounts	1,017,095	758,243	704,417	630,545	530,859
Savings accounts	156,204	112,227	116,165	148,055	183,640
Brokered deposits	544,871	142,286	99,167	—	—
Time deposits under $100,000	883,506	924,295	1,342,195	1,109,195	1,036,007
Time deposits of $100,000 or more	567,913	525,531	553,024	503,205	424,391

Total deposits	$4,592,510	$3,605,255	$3,894,662	$3,481,651	$3,302,523

Percentage of Deposits
Noninterest-bearing demand deposits	16.2%	14.6%	12.5%	14.3%	15.2%
Interest-bearing checking	14.8	17.1	15.2	17.1	18.9
Money market accounts	22.1	21.0	18.1	18.1	16.1
Savings accounts	3.4	3.1	3.0	4.2	5.6
Brokered deposits	11.9	3.9	2.5	—	—
Time deposits under $100,000	19.2	25.7	34.5	31.9	31.4
Time deposits of $100,000 or more	12.4	14.6	14.2	14.4	12.8

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

     Table 15 in “Results of Operations—Net Interest Income” details average balances for the deposit portfolio. During 2002, average noninterest-bearing demand deposits increased $83.3 million, or 17.4%, average money market accounts increased $49.6 million, or 6.5%, average interest-bearing checking accounts increased $17.8 million, or 3.0%, and average savings accounts increased $10.2 million, or 9.0%. On average, time deposits increased $6.7 million, or 0.4%, which includes a $258.1 million increase in average brokered certificates of deposit. The decline in non-brokered time deposits was largely attributable to fewer certificate of deposit promotions and maturities of certificates of deposits from promotions held in 2000.

     As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest-bearing checking, money market, and savings accounts). For 2002, transaction accounts made up 54.4% of average deposits, compared with 52.5% for 2001. These trends reflect TSFG’s efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, is an integral part of achieving this goal. In addition, in the summer of 2002, TSFG held a deposit campaign, based on employee referrals, to raise transaction accounts.

     At December 31, 2002, total deposits for Bank CaroLine, an Internet bank, totaled $29.6 million, down from $55.3 million as of December 31, 2001. Deposits for Bank CaroLine declined significantly, due to offering less aggressive interest rates in an effort to lower the overall cost of funds.

     Time deposits of $100,000 or more represented 12.4% and 14.6% of total deposits at December 31, 2002 and 2001, respectively. TSFG’s larger denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds at other institutions.

     Table 12 shows a maturity schedule for time deposits of $100,000 or more at December 31, 2002.

Table 12
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
(dollars in thousands)

Three months or less	$143,811
Over three through six months	86,962
Over six through twelve months	159,169
Over twelve months	177,971

Total outstanding	$567,913

   Borrowed Funds

     TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. TSFG’s short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances (with maturities less than one year when made), commercial paper, and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes, FHLB advances, and repurchase agreements with maturities greater than one year when made. In 2002, average borrowings totaled $2.0 billion, compared with $1.2 billion in 2001. This increase was primarily attributable to an increased reliance on short-term borrowings to support earning asset growth and to fund increases in investment securities.

     Table 13 shows balance and interest rate information on TSFG’s short-term borrowings. TSFG may enter into interest rate swap agreements related to borrowings. The rates in Table 13 reflect the impact of such agreements on Federal funds purchased and FHLB advances.

Table 13
SHORT-TERM BORROWINGS
(dollars in thousands)

	Maximum				Interest
	Outstanding				Rate at
	at any	Average	Average	Ending	Year
Year Ended December 31,	Month End	Balance	Interest Rate	Balance	End

2002
Federal funds purchased and repurchase agreements	$1,521,495	$1,365,117	1.46%	$1,110,840	1.30%
FHLB advances	29,600	22,936	2.80	29,600	1.73
Treasury, tax and loan note	25,697	13,412	0.99	14,444	0.99
Commercial paper	40,559	36,233	3.62	37,609	3.18

		$1,437,698	1.53%	$1,192,493	1.37%

2001
Federal funds purchased and repurchase agreements	$1,269,538	$671,706	3.15%	$1,269,538	1.63%
FHLB advances	98,000	48,127	5.06	98,000	2.09
Note payable to unaffiliated bank	15,000	2,798	8.01	—	—
Treasury, tax and loan note	25,610	19,811	2.01	25,060	1.62
Commercial paper	30,589	20,370	5.40	26,902	4.55

		$762,812	3.32%	$1,419,500	1.72%

2000
Federal funds purchased and repurchase agreements	$235,545	$206,814	5.81%	$232,110	6.32%
FHLB advances	294,990	243,944	6.43	203,000	6.44
Note payable to unaffiliated bank	15,000	331	8.62	15,000	8.62
Treasury, tax and loan note	10,611	5,325	5.01	9,366	6.29
Commercial paper	7,641	563	7.85	7,641	7.19

		$456,977	6.14%	$467,117	6.46%

     Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $1.5 billion at December 31, 2002, including $400 million in long-term repurchase agreements, and $1.3 billion at December 31, 2001, including no long-term repurchase agreements. These balances are primarily to finance higher balances in investment securities available for sale and to support earning asset growth. Balances in these accounts can fluctuate on a day-to-day basis.

     Total FHLB advances were $836.5 million, including $806.9 million in long-term advances, at December 31, 2002 and $469.3 million, including $371.3 million in long-term advances, at December 31, 2001. FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, management’s willingness to raise deposits through market promotions, the Subsidiary Banks’ unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.

     TSFG’s long-term borrowings totaled $1.2 billion at December 31, 2002, up from $411.3 million as of December 31, 2001, primarily from the increase in repurchase agreements and FHLB advances. TSFG increased long-term borrowings in 2002 to provide longer-term liquidity.

     In July and October 2002, TSFG, through wholly-owned trust subsidiaries, issued and sold floating rate securities to institutional buyers in three pooled trust preferred issues. These securities generated proceeds to TSFG of $62.5 million, net of issuance costs totaling $2.0 million. Debt associated with trust preferred securities qualifies as tier 1 capital under Federal Reserve Board guidelines. See Item 8, Note 20 to the Consolidated Financial Statements for the terms of the debt associated with trust preferred securities.

     On August 31, 2002, TSFG redeemed $26.3 million of 9.00% Subordinated Notes Due 2005. In connection with the redemption, TSFG recorded a $354,000 loss on early extinguishment of debt.

   Capital Resources and Dividends

     Total shareholders’ equity amounted to $646.8 million, or 8.1% of total assets, at December 31, 2002, compared with $458.2 million, or 7.6% of total assets, at December 31, 2001. Shareholders’ equity increased during 2002 primarily from the issuance of common stock for the 2002 mergers, retention of earnings, and the unrealized gains in the available for sale investment portfolio. TSFG’s stock repurchase program and cash dividends paid partially offset these increases.

     In December 2000, TSFG initiated a stock repurchase program for up to two million shares, which was expanded to three million shares in September 2001. In February 2002, TSFG added an additional one million shares and in August 2002, TSFG added an additional 1.1 million shares, in connection with the Gulf West merger, bringing the total to 5.1 million shares. As of December 31, 2002, in connection with the program, TSFG has repurchased 4,535,690 shares, including 2,141,907 shares purchased during 2002. In February 2003, TSFG expanded the program by an additional one million shares in connection with the CBT merger. TSFG may continue to repurchase shares depending upon current market conditions and available cash.

     TSFG’s unrealized gain on securities, net of tax, which is included in accumulated other comprehensive income, was $24.4 million as of December 31, 2002 as compared to an unrealized loss of $5.6 million as of December 31, 2001. The increase in the unrealized gain (net of deferred income tax) for 2002 was comprised of increases in: U.S. Treasury securities $19.8 million, mortgage-backed securities $6.4 million, U.S. Government agencies $5.9 million, and state and municipalities $359,000. This increase was partially offset by a decrease in other securities of $2.6 million, principally from the cancellation of TSFG’s shares in RHBT due to TSFG’s acquisition of substantially all the assets and deposits of Rock Hill Bank, which was the wholly-owned banking subsidiary of RHBT.

     Book value per share at December 31, 2002 and 2001 was $13.66 and $11.11, respectively. Tangible book value per share at December 31, 2002 and 2001 was $8.55 and $8.76, respectively. Tangible book value was below book value as a result of the purchase premiums associated with branch purchases and acquisitions accounted for as purchases.

     TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at December 31, 2002. Table 14 sets forth various capital ratios for TSFG and its Subsidiary Banks. For further information regarding the regulatory capital of TSFG and its Subsidiary Banks, See Item 8, Note 27 to the Consolidated Financial Statements.

Table 14
CAPITAL RATIOS

		Well Capitalized
	December 31, 2002	Requirement

TSFG
Total risk-based capital	11.66%	N/A
Tier 1 risk-based capital	9.21	N/A
Leverage ratio	7.15	N/A
CAROLINA FIRST BANK
Total risk-based capital	11.52%	10.0%
Tier 1 risk-based capital	8.17	6.0
Leverage ratio	5.89	5.0
MERCANTILE BANK
Total risk-based capital	13.38%	10.0%
Tier 1 risk-based capital	9.69	6.0
Leverage ratio	9.71	5.0

     TSFG and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. TSFG has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. At the December 2002 meeting, the Board of Directors approved a regular quarterly cash dividend of $0.14 per common share, which represents an effective annual increase of 16.7%. TSFG presently intends to pay a quarterly cash dividend on the Common Stock; however, future dividends will depend upon TSFG’s financial performance and capital requirements.

     In July and October 2002, TSFG, through three wholly-owned trust subsidiaries, issued and sold floating rate securities to institutional buyers in three pooled trust preferred issues. These securities generated proceeds to TSFG of $62.5 million, net of issuance costs totaling $2.0 million, which qualifies as tier 1 capital under Federal Reserve Board guidelines. See Item 8, Note 20 to the Consolidated Financial Statements.

     In June 2002, Carolina First Bank sold 131 shares of the Carolina First Mortgage Loan Trust’s Series 2000A Cumulative Fixed Rate Preferred Shares (the “Series A REIT Preferred Stock”) and 385 shares of Carolina First Mortgage Loan Trust’s Series 2002C Cumulative Floating Rate Preferred Shares (the “Series C REIT Preferred Stock”) to institutional buyers. Proceeds to Carolina First Bank from these sales totaled approximately $49.2 million, net of issuance costs totaling $2.4 million, and are reported as minority interest in consolidated subsidiary on the consolidated balance sheet. The minority interest in consolidated subsidiary qualifies as tier 1 capital (in the case of Series A REIT Preferred Stock) and tier 2 capital (in the case of Series C REIT Preferred Stock) under Federal Reserve Board guidelines. See Item 8, Note 21 to the Consolidated Financial Statements.

     In November 2001, TSFG, through a wholly-owned trust subsidiary, issued and sold floating rate securities, to institutional buyers in a pooled trust preferred issue. These securities generated proceeds to TSFG of $30.0 million, net of issuance costs totaling $988,000, which qualifies as tier 1 capital under Federal Reserve Board guidelines. See Item 8, Note 20 to the Consolidated Financial Statements.

     In February 2001, Carolina First Bank sold 132 shares of the Series A REIT Preferred Stock to an institutional buyer. In June 2001, Carolina First Bank sold 250 shares of the Carolina First Mortgage Loan Trust’s Series 2000B Cumulative Floating Rate Preferred Shares to an institutional buyer. Proceeds to Carolina First Bank from the sales of Series A REIT Preferred Stock and Series B REIT Preferred Stock totaled approximately $37.0 million, net of $1.2 million in issuance costs, which is reported as minority interest in consolidated subsidiary on the consolidated balance sheet. The minority interest in consolidated subsidiary qualifies as tier 1 capital (in the case of Series A REIT Preferred Stock) and tier 2 capital (in the case of Series B REIT Preferred Stock) under Federal Reserve Board guidelines.

Results of Operations

   Net Interest Income

     Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and security dividends, and the interest paid for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 15 presents average balance sheets and a net interest income analysis on a tax equivalent basis for each of the years in the three-year period ended December 31, 2002. Table 16 provides additional analysis of the effects of volume and rate on net interest income.

Table 15
COMPARATIVE AVERAGE BALANCES – YIELDS AND COSTS
(dollars in thousands)

				Years Ended December 31,

		2002			2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Earning assets
Loans (1)	$4,008,094	$260,718	6.50%	$3,769,358	$301,312	7.99%	$3,545,336	$321,313	9.06%
Investment securities, taxable (2)	1,757,344	87,554	4.98	1,041,131	65,381	6.28	779,695	53,936	6.92
Investment securities, nontaxable (3)	93,454	6,719	7.19	84,471	6,191	7.33	86,657	6,162	7.11
Federal funds sold and resale agreements	2,098	23	1.10	335	13	3.88	7,606	350	4.60
Interest-bearing bank balances	63,087	1,077	1.71	33,675	1,370	4.07	30,722	2,094	6.82

Total earning assets	5,924,077	356,091	6.01	4,928,970	374,267	7.59	4,450,016	383,855	8.63

Non-earning assets	573,530			530,545			582,684

Total assets	$6,497,607			$5,459,515			$5,032,700

Liabilities and shareholders’ equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$604,714	$6,718	1.11%	$586,882	$14,165	2.41%	$574,761	$17,374	3.02%
Savings	123,855	846	0.68	113,635	2,263	1.99	133,282	3,496	2.62
Money market	806,964	13,488	1.67	757,376	26,782	3.54	684,056	35,731	5.22
Time deposits	1,759,014	61,806	3.51	1,752,290	101,648	5.80	1,782,136	107,870	6.05

Total interest-bearing deposits	3,294,547	82,858	2.52	3,210,183	144,858	4.51	3,174,235	164,471	5.18
Borrowings	2,005,513	52,629	2.62	1,180,678	52,466	4.44	780,903	49,932	6.39

Total interest-bearing liabilities	5,300,060	135,487	2.56	4,390,861	197,324	4.49	3,955,138	214,403	5.42

Noninterest-bearing liabilities
Noninterest-bearing deposits	561,382			478,067			525,318
Other noninterest-bearing liabilities	76,447			82,429			72,444

Total liabilities	5,937,889			4,951,357			4,552,900
Minority interest in consolidated subsidiary (4)	62,377			24,524			—
Shareholders’ equity	497,341			483,634			479,800

Total liabilities and shareholders’ equity	$6,497,607			$5,459,515			$5,032,700

Net interest margin		$220,604	3.72%		$176,943	3.59%		$169,452	3.81%

Tax-equivalent adjustment (3)		$2,352			$2,166			$2,341

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized gain or loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends.

Note: Average balances are derived from daily balances.

Table 16
RATE/VOLUME VARIANCE ANALYSIS
(dollars in thousands)

	2002 Compared to 2001			2001 compared to 2000

	Total	Change in	Change	Total	Change in	Change
	Change	Volume	in Rate	Change	Volume	in Rate

Earning assets
Loans	$(40,594)	$18,182	$(58,776)	$(20,001)	$19,468	$(39,469)
Investment securities, taxable	22,173	37,830	(15,657)	11,445	16,777	(5,332)
Investment securities, nontaxable	528	648	(120)	29	(158)	187
Federal funds sold and resale agreements	10	25	(15)	(337)	(290)	(47)
Interest-bearing bank balances	(293)	779	(1,072)	(724)	186	(910)

Total interest income	(18,176)	57,464	(75,640)	(9,588)	35,983	(45,571)

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	(7,447)	418	(7,865)	(3,209)	359	(3,568)
Savings	(1,417)	187	(1,604)	(1,233)	(468)	(765)
Money market	(13,294)	1,651	(14,945)	(8,949)	3,522	(12,471)
Time deposits	(39,842)	389	(40,231)	(6,222)	(1,785)	(4,437)

Total interest-bearing deposits	(62,000)	2,645	(64,645)	(19,613)	1,628	(21,241)
Borrowings	163	27,191	(27,028)	2,534	20,676	(18,142)

Total interest expense	(61,837)	29,836	(91,673)	(17,079)	22,304	(39,383)

Net interest income	$43,661	$27,628	$16,033	$7,491	$13,679	$(6,188)

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

     Fully tax-equivalent net interest income increased $43.7 million, or 25%, to $220.6 million in 2002 from $176.9 million in 2001 and $169.5 million in 2000. The net interest margin increased to 3.72% in 2002 from 3.59% in 2001 and decreased from 3.81% in 2000. The increase in 2002 was primarily from the increased level of average earning assets and the downward repricing of funding sources.

     During the fourth quarter of 2002, TSFG adjusted and reclassified certain prior quarter amounts to account for an over accrual of interest expense related to repurchase agreements and the deferral of loan fee income. For the first nine months of 2002, the over accrual of interest expense related to repurchase agreements overstated interest expense by $2.4 million, which was corrected in the fourth quarter 2002. The additional deferral of loan fee income decreased net interest income by $7.7 million in 2002, $10.4 million in 2001, and $7.5 million in 2000. A related deferral of salaries, wages and employee benefits expense substantially offset the decrease in the deferral of loan fee income. See “Results of Operations – Fourth Quarter Results.”

     Average earning assets grew $995.1 million, or 20%, to $5.9 billion in 2002 from $4.9 billion in 2001 and $4.5 billion in 2000, primarily from the purchase of investment securities and acquisitions. The Gulf West merger, which closed on August 31, 2002, and the asset purchase with Rock Hill Bank, which closed on October 31, 2002, accounted for approximately one-third of the increase in average earning assets. Average loans totaled $4.0 billion in 2002, $3.8 billion in 2001, and $3.5 billion in 2000. Average investment securities, excluding the average net unrealized securities gains, were $1.9 billion, $1.1 billion, and $866.4 million in 2002, 2001, and 2000, respectively. TSFG increased the U.S. Treasury security portfolio by approximately $520 million during the fourth quarter of 2001, largely in anticipation of additional prepayments of mortgage-backed securities. TSFG purchased these securities to leverage the capital position, take advantage of opportunities to increase net interest income, and manage interest rate risk. In the third quarter of 2002, TSFG repositioned its investment portfolio by selling approximately $450 million of 10-year U.S. Treasury securities and purchasing approximately $412 million of adjustable rate mortgage-backed securities. In the first quarter of 2003, TSFG purchased approximately $555.2 million in adjustable rate U.S. Government agencies and mortgage-backed securities. These transactions are intended to better position TSFG for a rising rate environment while taking advantage of the opportunity to increase net interest income.

     During 2002, the Federal Reserve lowered the Federal funds target rate one time in November by 50 basis points. During 2001, the Federal Reserve adjusted the Federal funds target rate downward 11 times for a total of 475 basis points. With these adjustments, during 2001, TSFG’s interest sensitive assets repriced more quickly than its interest-bearing liabilities. A large portion of TSFG’s adjustable rate loans, which constitute 53% of the loan portfolio, repriced immediately following interest rate changes by the Federal Reserve. The funding source changes took more time to filter into the net interest margin, primarily because of the timed maturities of certificates of deposit and borrowings. During 2002, the decline in the funding source rate outpaced the decline in the earning asset yield, which increased the net interest margin. The funding source rate decreased 193 basis points to 2.56% in 2002, whereas the earning asset yield declined only 158 basis points to 6.01% for 2002.

     TSFG expects continued pressure on the net interest margin in 2003. This pressure results from new and maturing loans and investments being placed on the books at lower rates while the deposit and borrowing markets remain competitive. In addition, continued declines in interest rates could put pressure on TSFG’s net interest margin because some deposit rates are reaching what management considers to be their lower limit. TSFG expects certificates of deposit to continue to mature and reprice downward in 2003, although with a significantly smaller benefit than that realized during the past two years.

     Average total deposits increased by $167.7 million, or 5%, to $3.9 billion during 2002 from $3.7 billion in both 2001 and 2000. Excluding the impact of the Gulf West and Rock Hill Bank mergers, these balances remained flat due to the competitive nature of the deposit markets. During the past two years, TSFG decided to keep deposit rates offered on par with competitors and reduce deposit rate-driven promotions. Average borrowings increased to $2.0 billion in 2002 from $1.2 billion in 2001 and $780.9 million in 2000 due to increases in fed funds purchased, repurchase agreements and FHLB advances. These borrowings were used to fund the growth in earning assets.

     Deposits generated through Bank CaroLine, an Internet banking division of Carolina First Bank, generally pay higher rates than those offered by our branch locations as a result of the less expensive Internet delivery channel. During the past two years, TSFG priced Bank CaroLine deposits less aggressively than it did in 2000 in an effort to lower the overall cost of funds. Bank CaroLine deposits totaled $29.6 million as of December 31, 2002 compared with $55.3 million as of December 31, 2001 and $221.2 million as of December 31, 2000.

     On August 31, 2002, TSFG redeemed $26.3 million of 9.00% Subordinated Notes Due 2005. In connection with the redemption, TSFG recorded a $354,000 loss on early extinguishment of debt. In addition, in 2001, TSFG recorded a $3.1 million loss on the early extinguishment of approximately $54.3 million in FHLB advances. TSFG engaged in these transactions to reinvest the proceeds and refinance the borrowings at more favorable rates, thereby enhancing net interest income. TSFG continues to evaluate the relative cost and benefit of incurring additional prepayment penalties from the early extinguishment of debt. See “Borrowed Funds.”

   Provision for Loan Losses

     The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors including assessment of loan portfolio quality, loan growth and changes in the composition of the loan portfolio, net loan charge-offs, and expected economic conditions. The provision for loan losses was $22.3 million and $22.0 million in 2002 and 2001, respectively. The 2002 provision increased only slightly over the prior year’s level primarily due to slower internal loan growth and lower net loan charge-offs. The provision for loan losses was $23.4 million in 2000, which included $3.0 million related to the use of TSFG’s reserve analysis methodology to determine reserve requirements for Anchor Financial’s loan portfolio, which was acquired in June 2000.

     Net loan charge-offs were 0.49% of average loans in 2002, down from 0.54% during 2001. The allowance for loan losses equaled 1.58% and 1.20% of loans held for investment as of December 31, 2002 and 2001, respectively. The significant increase in the allowance for loan losses was attributable to the Rock Hill Workout Loans. See “Loans.” Excluding the Rock Hill Workout Loans, the allowance for loan losses was 1.24% of loans held for investment as of December 31, 2002.

   Noninterest Income

     Noninterest income totaled $59.6 million for 2002, compared with $53.5 million in 2001. The increase in noninterest income was primarily the result of a $4.7 million increase in service charges on deposit accounts and a $2.2 million increase in gain on equity investments. This increase was partially offset by a $1.2 million decrease in mortgage banking income. See Table 18, Components of Mortgage Banking Income, for details. For 2000, noninterest income totaled $48.5 million. Table 17 shows the components of noninterest income during the three years ended December 31, 2002.

Table 17
COMPONENTS OF NONINTEREST INCOME
(dollars in thousands)

	Years Ended December 31,

	2002	2001	2000

Service charges on deposits	$23,410	$18,689	$17,956
Fees for investment services	6,423	5,633	5,807
Mortgage banking income	5,144	6,370	6,303
Bank-owned life insurance	7,429	7,209	4,139
Merchant processing fees	5,908	5,799	2,666
Other	5,206	5,012	5,657

Noninterest income, excluding gains (loss) on asset sales	53,520	48,712	42,528

Gain (loss) on available for sale securities	2,985	3,458	(5,391)
Gain on disposition of assets and liabilities	—	354	2,189
Gain on equity investments	3,135	960	9,219

Gains on asset sales, net	6,120	4,772	6,017

Total noninterest income	$59,640	$53,484	$48,545

     Noninterest income included gains on asset sales in all three years. Excluding these net gains on asset sales, noninterest income increased $4.8 million, or 9.9%, in 2002 to $53.5 million from $48.7 million in 2001. In 2000, excluding these net gains on asset sales, noninterest income totaled $42.5 million. TSFG is striving to increase its revenues from noninterest income sources.

     In 2002, the gain on equity investments included a $4.7 million gain on the sale of 450,000 shares of NetBank, Inc. common stock and a $11,000 gain on the sale of an equity investment in a community bank. These gains were partially offset by a $1.2 million write-down on RHBT common stock, a $186,000 loss associated with a community bank investment, a $150,000 write-off of an investment in a technology company, and a $67,000 loss on the sale of certain equity investments acquired from the Gulf West merger. In 2001, the gain on equity investments included $1.1 million from the marking to estimated fair value and subsequent sale of an investment in Concord EFS, Inc. and $140,000 in gains from sales of common stock of Affinity and a community bank. These gains were partially offset by a $300,000 loss associated with the write-down of an Internet-related investment. In 2000, the gain on disposition of equity investments included a $9.4 million gain on sale of NetBank common stock, a $2.3 million gain on sale of Affinity common stock, $2.4 million in losses associated with investments made by CF Investment Company, and a $100,000 loss on disposition of equity investments previously made in two community banks.

     In 2001, the gain on disposition of assets and liabilities related to a $1.7 million gain on the disposition of two bank properties, a $989,000 loss on the sale of four branch office locations, a $262,000 loss associated with the sale-leaseback of a branch office, and a $108,000 loss on the write-off of some obsolete software. In 2000, the gain on disposition of assets and liabilities essentially related to the sale of three branch office locations. The sale of branch offices in less populated and slower-growing markets is part of TSFG’s goal to invest resources in higher-potential markets.

     Service charges on deposit accounts, the largest contributor to noninterest income, increased to $23.4 million in 2002 from $18.7 million in 2001 and $18.0 million in 2000. This represents a 25.3% increase in 2002 following a 4.1% increase in 2001. The increase was attributable to attracting new transaction accounts,improving collection of fees, and revising fee structures to reflect competitive pricing. Average balances for deposit transaction accounts, which impact service charges, increased 8.3% for 2002.

     Fees for investment services, which include trust and brokerage income, for 2002, 2001, and 2000 were $6.4 million, $5.6 million, and $5.8 million, respectively. In 2002, brokerage income increased $1.1 million, primarily from the addition of brokers. In

2002, trust income decreased $310,000, partially related to the decline in market value of assets administered. In 2001, trust income declined approximately $207,000, and brokerage income increased approximately $33,000. At December 31, 2002 and 2001, the market value of assets administered by the trust department totaled $585.8 million and $702.8 million, respectively.

     Mortgage banking income includes origination income and secondary marketing operations (related to current production), mortgage servicing income (net of the related amortization for the mortgage-servicing rights and subservicing payments), losses and recoveries related to the impairment of mortgage-servicing rights, gains and losses on sales of portfolio mortgage loans, and gains and losses on sales of mortgage servicing rights. In 2002, mortgage banking income decreased $1.2 million to $5.1 million. Table 18 shows the components of mortgage banking income for the three years ended December 31, 2002.

Table 18
COMPONENTS OF MORTGAGE BANKING INCOME
(dollars in thousands)

	Years Ended December 31,

	2002	2001	2000

Origination income and secondary marketing operations	$7,809	$5,775	$3,914
Net mortgage servicing income	(1,569)	(188)	692
Impairment on mortgage servicing rights	(703)	(1,068)	—
Gain (loss) on sale of portfolio mortgage loans	(393)	2,456	77
Gain (loss) on sale of mortgage servicing rights	—	(605)	1,620

Total mortgage banking income	$5,144	$6,370	$6,303

     TSFG realigned its mortgage banking strategy to place more emphasis on mortgage originations. In 2002, origination income and secondary marketing increased 35.2% to $7.8 million from $5.8 million in 2001. Mortgage loans held for sale originated by TSFG originators totaled $531.0 million and $339.9 million for the years ended December 31, 2002 and 2001, respectively. Mortgage origination volumes by TSFG originators increased in 2002 due to lower mortgage loan rates and the hiring of additional mortgage originators. In 2001, mortgage loan originations also included $89.2 million attributable to correspondent relationships. TSFG discontinued its correspondent relationships in the second quarter of 2001. The benefit associated with correspondent originations, which were principally related to increasing the servicing volumes (which TSFG began outsourcing in December 2001), diminished.

     In connection with the realignment of its mortgage banking strategy, TSFG securitized mortgage loans, sold mortgage loans, and sold mortgage-servicing rights in 2001. These sales resulted in a $393,000 loss and a $1.9 million net gain during 2002 and 2001, respectively. Beginning in December 2001, TSFG contracted with non-affiliated companies to service its mortgage loans. Net mortgage servicing income declined to a $1.6 million loss for the year ended December 31, 2002 from a $188,000 loss for the year ended December 31, 2001. This decline resulted from a smaller servicing portfolio, the outsourcing of servicing to third party servicers, and higher mortgage servicing rights amortization due to increased prepayment rates from lower interest rates.

     CF Mortgage’s total servicing portfolio includes mortgage loans owned by Carolina First Bank, mortgage loans owned by Mercantile Bank, and other mortgage loans for which Carolina First Bank owns the rights to service. At December 31, 2002, CF Mortgage’s servicing portfolio included 5,945 loans having an aggregate principal balance of $476.8 million. At December 31, 2001, the aggregate principal balance for CF Mortgage’s servicing portfolio totaled $713.0 million, higher than year-end 2002 due to sales of mortgage servicing rights and mortgage portfolio loans during 2001. Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights.

     TSFG recorded charges for impairment, net of recoveries, from the valuation of mortgage servicing rights totaling $703,000 and $1.1 million in 2002 and 2001, respectively. At December 31, 2002, the valuation allowance for capitalized mortgage servicing rights totaled $1.8 million.

     Bank-owned life insurance income increased to $7.4 million in 2002 compared with $7.2 million in 2001 and $4.1 million in 2000 due to additional purchases of life insurance and increases in the cash values. TSFG used proceeds from the sale of investment securities and mortgage loans to purchase an additional $25.0 million of life insurance on certain officers in 2000 and 2001. Merchant processing fees increased to $5.9 million in 2002 from $5.8 million in 2001 and $2.7 million in 2000 from repricing the fee schedule and attracting larger merchants.

     Other noninterest income was $5.2 million in 2002, compared with $5.0 million in 2001 and $5.7 million in 2000. Other noninterest income included a $232,000 loss on trading securities in 2002, compared with a $240,000 gain in 2001. In addition, in 2002, other noninterest income included a $702,000 loss on derivative contracts. Other noninterest income included income related to credit and debit cards, insurance commissions, international banking services, and other fee-based services. Total income from these fee income sources increased over the prior year due in part to TSFG’s rollout of Elevate, a customer-centered sales process. The increase in other noninterest income in 2002 was largely due to increases in insurance commissions and debit card income.

   Noninterest Expenses

     Noninterest expenses increased to $162.8 million in 2002 from $140.8 million in 2001. For 2000, noninterest expense totaled $181.5 million. Noninterest expenses included certain other charges, which management considered to be non-operating, in 2002, 2001, and 2000. In 2002, noninterest expenses included $6.7 million in merger-related costs, $1.8 million in salary and wages related to the settlement of certain employment agreements, $1.4 million in impairment losses from the write down of assets, and a $354,000 loss on the early extinguishment of debt. In 2001, noninterest expenses included a $3.1 million loss on the early extinguishment of debt, a $665,000 charitable contribution of premises, $501,000 recovery of merger-related costs, and a $243,000 impairment loss from the write down of assets. Noninterest expenses in 2000 included $29.2 million in merger-related costs, $4.0 million in system conversion costs, $3.7 million impairment loss from the write-down of assets, $1.3 million in other charges related to the Anchor Financial merger, $911,000 related to converting TSFG’s group medical plan to a self-insured plan, $416,000 write-off of miscellaneous receivables, and $250,000 for payments required under an employee contract. Excluding these other charges, noninterest expenses increased $15.2 million, or 11.1%, to $152.5 million from $137.3 million in 2001. For 2000, excluding these other charges, noninterest expenses totaled $141.8 million.

     Salaries, wages and employee benefits increased to $77.0 million in 2002 from $62.3 million in 2001. For 2000, salaries, wages, and employee benefits totaled $67.1 million. Full-time equivalent employees as of December 31, 2002 increased to 1,700 from 1,346 and 1,374 at December 31, 2001 and 2000, respectively. The increase in personnel expense was attributable to adding Gulf West, Gardner Associates, and Rock Hill Bank in the last four months of 2002, hiring new revenue-producing associates (at a higher cost per full-time equivalent employee), and recording higher levels of incentive pay. Restricted stock plan awards, which are expensed to salaries and wages, increased to $2.1 million for 2002 from $671,000 for 2001. Included in 2002 are other charges of $1.8 million related to the settlement of certain employment agreements. Included in 2000 are other charges of $911,000 associated with converting TSFG’s group medical and dental plans to self-insured plans, $422,000 related to the termination of Anchor Financial’s employee stock ownership plan, and $250,000 for payments required under an employee contract.

     During the fourth quarter of 2002, TSFG adjusted and reclassified certain prior quarter amounts in connection with the deferral of loan fee income and related expenses. These adjustments reduced salaries, wages and employee benefits by $7.5 million for the first nine months of 2002, $10.8 million for 2001, and $8.3 million for 2000. See “Results of Operations – Fourth Quarter Results.”

     Occupancy expense increased to $15.2 million for 2002 from $14.3 million in 2001 primarily from the addition of branch offices, principally from acquisitions of Gulf West and Rock Hill Bank assets. For 2000, occupancy expense totaled $15.3 million. Furniture and equipment expense increased $1.8 million to $15.3 million in 2002 from $13.5 million in 2001 and $12.8 million in 2000. The increase in furniture and equipment expense was primarily attributable to increases in depreciation, repairs and maintenance, and data processing costs. These increases were associated with furniture and equipment depreciation, additional maintenance agreements, and additional software licenses, principally from the acquisitions of Gulf West and Rock Hill Bank assets in the last four months of 2002.

     Professional fees and merchant expenses declined slightly for 2002 and 2001. Telecommunication expense decreased $955,000 to $3.6 million for 2002 from $4.5 million in 2001 and $5.9 million in 2000. The decrease in telecommunication expense was primarily attributable to cost savings resulting from telecommunication system improvements, including reconfiguration of circuits, data lines, and cabling, along with increased buying power in pricing arrangements with telecommunication vendors, due to general growth of TSFG.

     Amortization of intangibles decreased to $1.5 million in 2002 from $5.8 million in 2001 and $6.4 million in 2000. This decrease was primarily attributable to the January 1, 2002 adoption of SFAS 142, which requires TSFG to cease the amortization of goodwill.

     In connection with the 2002 mergers of CBT, Rock Hill Bank, and Gulf West, and the June 2000 merger of Anchor Financial Corporation, TSFG incurred pre-tax merger-related costs of $6.7 million in 2002 and $29.2 million in 2000. In 2001, TSFG had a $501,000 recovery of merger-related costs, which related to the sale of properties acquired in the June 2000 merger of Anchor Financial Corporation at prices higher than estimated when a reserve for their disposition was established in 2000. At December 31, 2002, the accrual for merger-related costs totaled $2.0 million. See Item 8, Note 32 to the Consolidated Financial Statements.

     Impairment loss from write-down of assets totaled $1.4 million, $243,000, and $3.7 million for 2002, 2001 and 2000, respectively. The 2002 impairment loss was primarily related to an under occupied branch office building, which is being held for sale, and a parcel of undeveloped land. The 2001 impairment loss was primarily related to the loss associated with subletting office space at less than the contractual rate. The 2000 impairment loss primarily related to leasehold improvements associated with a former operations center.

     From March 2000 to July 2000, TSFG converted its operating systems to the Fiserv Comprehensive Banking System. System conversion costs totaled $4.0 million in 2000, which were largely professional fees, fees for contract personnel, and contract buyout charges.

     In 2002, TSFG recorded a loss on early extinguishment of debt totaling $354,000 for unamortized issuance costs associated with redeeming $26.3 million of 9.00% subordinated notes due 2005. In 2001, TSFG recorded a loss on early extinguishment of debt totaling $3.1 million for prepayment penalties for FHLB advances totaling $54.3 million with fixed interest rates ranging from 5.41% to 7.21% due in years 2002 to 2008.

     Other noninterest expenses increased $4.8 million to $31.7 million in 2002 from $26.9 million in 2001. For 2000, other noninterest expense totaled $29.2 million. The overall increase in other noninterest expenses was principally attributable to increases in sundry losses, loan collection expense, and insurance expense.

   Income Taxes

     The effective income tax rate as a percentage of pretax income was 31.2% in 2002, 34.3% in 2001, and 34.9% in 2000. The effective income tax rate declined in connection with ceasing the amortization of goodwill and TSFG’s ability to utilize a capital loss carry forward to offset gains realized on equity investments. The blended statutory federal and state income tax rate was 36.94% during 2002, 2001, and 2000.

     TSFG’s effective income tax rates take into consideration certain assumptions and estimates made by management. No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. TSFG is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. Income tax returns for 1999 and subsequent years are exposed to examination by taxing authorities.

     For further information concerning income tax expense, refer to Item 8, Note 16 to the Consolidated Financial Statements.

   Fourth Quarter Results

     Net income for the three months ended December 31, 2002 was $15.9 million, a 26% increase from $12.6 million for the three months ended December 31, 2001. Net income per diluted share for the three months ended December 31, 2002 totaled $0.35, compared with $0.30 per diluted share for the three months ended December 31, 2001. Increases in net interest income, service charges on deposit accounts, fees for investment services, and mortgage banking income, as well as a lower provision for loan losses and a more favorable effective income tax rate, contributed to the growth in earnings. Higher noninterest expenses partially offset this earnings growth.

     Fully tax-equivalent net interest income totaled $59.6 million, a $9.9 million increase, or 19.9%, compared with the fourth quarter of 2001. Net interest income increased from a 24.2% growth in average earning assets. The net interest margin was 3.60% for the fourth quarter 2002, down from 3.73% for the fourth quarter 2001.

     Noninterest income increased 18.4% to $17.8 million for the three months ended December 31, 2002, compared with $15.0 million for the three months ended December 31, 2001. Noninterest income for the three months ended December 31, 2002 and 2001 included pre-tax gains on asset sales of $1.7 million and $3.5 million, respectively. For the fourth quarter 2002, the largest item was a $2.1 million gain on the sale of $418.8 million of U.S. Treasury securities. See “Results of Operations – Noninterest Income” for details on the gains on asset sales. The noninterest income increase came principally from fee income increases from service charges on deposit accounts, mortgage banking income, brokerage income, insurance income, debit card income, and gains on the sale of real estate acquired in partial or total satisfaction of problem loans.

     Noninterest expenses totaled $48.5 million in the fourth quarter of 2002, compared with $38.3 million for the fourth quarter of 2001. These increases are in part attributable to costs from expanded operations related to mergers in the last four months of 2002 and the addition of revenue-producers, which increased personnel expense. For the fourth quarter 2002, noninterest expenses included the following pre-tax other items: $2.2 million in merger-related costs, $1.4 million impairment loss from write-down of assets, and $263,000 of personnel expense related to the settlement of certain employment contracts. For the fourth quarter 2001, noninterest expenses included the following pre-tax other items: $2.0 million loss on early extinguishment of debt, $665,000 charitable contribution of premises, and $148,000 impairment loss recovery. Increases in noninterest expenses were partially offset by lower amortizations of intangibles from ceasing goodwill amortization. Amortization of intangibles that are not amortized in 2002 totaled $1.1 million for the three months ended December 31, 2001.

     During the fourth quarter 2002, TSFG adjusted and reclassified certain prior 2002 quarter amounts to account for an overaccrual of interest expense related to repurchase agreements and the deferral of loan fee income. The net impact of these adjustments, which restated the financial results for the first three quarters of 2002, was to increase net income by $1.3 million, or $0.03 per diluted share, for the nine months. By quarter, net income increased $316,000, $297,000, and $665,000 for the first, second, and third quarters of 2002, respectively. There was no impact on net income for prior years, although certain prior year amounts have been reclassified to conform to the 2002 presentation for the deferral of loan fee income.

     Table 19 presents a summary of the consolidated quarterly financial data for each of the quarters during the two years ended December 31, 2002.

Table 19
QUARTERLY FINANCIAL DATA
(dollars in thousands, except share data) (unaudited)

	Three Months Ended

		Restated	Restated	Restated
	December 31,	September 30,	June 30,	March 31,

2002
Interest income	$92,815	$88,940	$86,697	$85,287
Interest expense	33,784	33,708	34,100	33,895

Net interest income	59,031	55,232	52,597	51,392
Provision for loan losses	4,217	5,567	6,244	6,238
Noninterest income	17,774	16,806	13,422	11,638
Noninterest expenses	48,471	43,725	35,792	34,852

Income before income taxes, minority interest, and cumulative effect of change in accounting principle	24,117	22,746	23,983	21,940
Income taxes	7,150	6,937	7,886	6,999

Income before minority interest and cumulative effect of change in accounting principle	16,967	15,809	16,097	14,941
Minority interest in consolidated subsidiary, net of tax	(1,031)	(1,033)	(758)	(428)

Income before cumulative effect of change in accounting principle	15,936	14,776	15,339	14,513
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,406)

Net income	$15,936	$14,776	$15,339	$13,107

Shares outstanding:
Average, basic	43,925,905	41,507,843	40,217,873	41,180,460
Average, diluted	45,032,301	42,504,741	41,232,890	42,059,462
At quarter end	47,347,375	43,588,415	40,341,762	40,261,842
Per common share, basic:
Net income before cumulative effect of change in accounting principle	$0.36	$0.36	$0.38	$0.35
Cumulative effect of change in accounting principle	—	—	—	(0.03)

Net income	$0.36	$0.36	$0.38	$0.32

Per common share, diluted:
Net income before cumulative effect of change in accounting principle	$0.35	$0.35	$0.37	$0.34
Cumulative effect of change in accounting principle	—	—	—	(0.03)

Net income	$0.35	$0.35	$0.37	$0.31

Cash dividend declared	$0.14	$0.12	$0.12	$0.12
Common stock price:
High	23.09	22.81	24.29	20.49
Low	18.62	18.11	19.96	17.51
Close	20.66	21.09	22.41	20.35
Volume traded	7,136,701	10,688,819	8,200,464	7,756,297

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,

2001
Interest income	$87,880	$92,032	$94,317	$97,872
Interest expense	38,725	47,586	53,438	57,575

Net interest income	49,155	44,446	40,879	40,297
Provision for loan losses	6,461	5,476	5,600	4,508
Noninterest income	15,007	12,605	13,190	12,682
Noninterest expenses	38,324	33,944	33,276	35,276

Income before income taxes, minority interest, and cumulative effect of change in accounting principle	19,377	17,631	15,193	13,195
Income taxes	6,302	6,128	5,242	4,750

Income before minority interest and cumulative effect effect of change in accounting principle	13,075	11,503	9,951	8,445
Minority interest in consolidated subsidiary, net of tax	(459)	(503)	(307)	(95)

Income before cumulative effect of change in accounting principle	12,616	11,000	9,644	8,350
Cumulative effect of change in accounting principle, net of tax	—	—	—	282

Net income	$12,616	$11,000	$9,644	$8,632

Shares outstanding:
Average, basic	41,171,069	42,340,019	42,458,303	42,424,190
Average, diluted	41,906,297	43,091,562	43,179,212	43,117,270
At quarter end	41,228,976	41,300,221	42,598,944	42,526,005
Per common share, basic:
Net income before cumulative effect of change in accounting principle	$0.31	$0.26	$0.23	$0.19
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.31	$0.26	$0.23	$0.20

Per common share, diluted:
Net income before cumulative effect of change in accounting principle	$0.30	$0.26	$0.22	$0.19
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.30	$0.26	$0.22	$0.20

Cash dividend declared	$0.12	$0.11	$0.11	$0.11
Common stock price:
High	18.00	20.00	22.00	17.38
Low	15.44	14.01	13.31	12.19
Close	17.75	15.84	18.88	14.25
Volume traded	5,162,468	8,444,567	7,098,482	6,704,297

Market Risk and Asset/Liability Management

     Market risk is the risk of loss from adverse changes in market prices and rates. TSFG’s market risk arises principally from interest rate risk inherent in its core banking activities. Interest rate risk is the risk to net income represented by the impact of higher or lower interest rates. TSFG has risk management policies and systems to monitor and limit exposure to interest rate risk.

     TSFG attempts to manage exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee (“ALCO”) and approved by the Board of Directors. The primary goal of TSFG’s ALCO is to achieve consistent growth in net interest income through implementation of strategies to improve balance sheet positioning and/or earnings while managing interest rate risk. TSFG attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates while maintaining adequate liquidity and capital. TSFG’s asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to have a significant impact on net interest income over time. The overall interest rate risk position of TSFG continues to fall within the interest rate risk guidelines established by ALCO.

     TSFG uses several tools to monitor and manage interest rate risk. One of the primary tools is a simulation model, which is used to analyze earnings at risk and the interest sensitivity gap (the difference between the amount of rate sensitive assets maturing or repricing within a specific time period and the amount of rate sensitive liabilities maturing or repricing within the same time period). The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model’s inputs (such as interest rates and levels of loans and deposits) are updated on a regular basis.

     Interest sensitivity gap (“GAP position”) measures the difference between rate sensitive assets and rate sensitive liabilities maturing or whose rates are subject to change during a given time frame. TSFG’s GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. In general, an asset sensitive position would indicate that net interest income would benefit from increases in market interest rates. Conversely, a liability sensitive position generally indicates that net interest income would benefit from decreases in market interest rates. The static gap position is limited because it does not take into account changes in interest rates or changes in management’s expectations or intentions. In addition, it is not necessarily indicative of positions on other dates. Table 20 shows TSFG’s financial instruments that are sensitive to changes in interest rates as well as TSFG’s interest sensitivity gap at December 31, 2002. The carrying amounts of rate-sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature. For assets, projected repayments, anticipated principal prepayments, and potential calls are taken into account. To reflect anticipated prepayments, certain asset categories are shown in Table 20 using estimated cash flows rather than contractual cash flows. For core deposits without contractual maturities (i.e., interest checking, savings, money market, and noninterest-bearing deposit accounts), Table 20 presents principal cash flows based on management’s judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and calls differ from TSFG’s historical experience and management’s judgment.

Table 20
INTEREST SENSITIVITY GAP ANALYSIS
(dollars in thousands)

	0-3	4-12	One to	After
	Months	Months	Three Years	Three Years	Total

Interest-Sensitive Assets
Earning assets
Loans	$2,540,934	$774,597	$967,571	$218,127	$4,501,229
Investment securities (1)	428,515	564,900	444,873	1,097,648	2,535,936
Federal funds sold	31,293	—	—	—	31,293
Interest-bearing balances with other banks	58,453	250	—	—	58,703

Total earning assets	$3,059,195	$1,339,747	$1,412,444	$1,315,775	$7,127,161

Interest-Sensitive Liabilities
Liabilities
Interest-sensitive liabilities
Interest-bearing deposits
Interest checking	$—	$197,271	$241,238	$241,238	$679,747
Savings	—	15,620	78,102	62,482	156,204
Money market	524,975	202,764	144,678	144,678	1,017,095
Certificates of deposit	466,620	943,289	515,109	71,272	1,996,290

Total interest-bearing deposits	991,595	1,358,944	979,127	519,670	3,849,336
Other deposits (2)	—	74,319	371,586	297,269	743,174
Borrowings	1,372,321	664,016	183,057	290,110	2,509,504

Total interest-sensitive liabilities	2,363,916	2,097,279	1,533,770	1,107,049	7,102,014

Periodic interest-sensitive gap	695,279	(757,532)	(121,326)	208,726	25,147
Notional amount of interest rate swaps	(292,365)	187,365	65,000	40,000	—

Periodic interest-sensitive gap after interest rate swaps	$402,914	$(570,167)	$(56,326)	$248,726	$25,147

Cumulative interest-sensitive gap	$402,914	$(167,253)	$(223,579)	$25,147	$—

(1)	Investment securities exclude the unrealized gain on the sale of securities of $36.3 million.

(2)	Other deposits consist of noninterest-bearing deposits, which respond in part to changes in interest rates.

     The forecast used for earnings at risk analysis simulates TSFG’s consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates gradually increase and decrease 100 and 200 basis points over the next twelve-month period. These rates assume a parallel shift in the treasury yield curve, except for lower limits in the declining rate scenarios as discussed below. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates. Table 21 shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using the “most likely” projected balance sheet.

Table 21
EARNINGS AT RISK ANALYSIS

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Net Interest Income

2.00%	1.44%
1.00	1.04
Flat	—
(1.00)	(0.69)
(2.00)	(3.86)

     As indicated in Table 21, the absolute value of the percentage change in net interest income is smaller in the 200 basis point increasing rate scenario than in the 200 basis point decreasing rate scenario. This difference is due to having more latitude to increase rates on the upside than to decrease rates on the downside due to the low level of current interest rates. As a result of TSFG’s liability sensitive position, the greatest impact is on interest expense in the increasing rate scenario resulting in a smaller change in net interest income. Due to the low level of current interest rates, many of the key rates (such as Federal Funds and three month LIBOR), which the majority of the balance sheet items are indexed to in the model, cannot be lowered the full 200 basis points. The floors placed on these key rates restrict the reduction in both interest income and expense in the declining rate scenario. In addition, many deposit rates are reaching what management believes to be an acceptable lower limit thus limiting the interest expense reduction from repricing deposits by the entire 200 basis points.

     The dynamics are slightly different in the 100 basis point scenarios. The absolute value of the percentage change in net interest income is larger in the increasing rate scenario than in the decreasing rate scenario. The floors placed on the deposit rates in these scenarios do not have as great an impact because the rate reductions are not as large. In addition, in the increasing rate scenario, the prepayment speeds are reduced on the mortgage-backed securities resulting in a higher level of earning assets and higher interest income. This assumption regarding prepayment speeds is also in place in the 200 basis point increasing rate scenario, but the positive impact is partially offset by the lower limits on the deposit rates.

     In addition to the standard scenarios used to analyze earnings at risk, TSFG’s ALCO analyzes the potential impact of other scenarios. The starting point for these “what-if” scenarios is our base forecast. This base forecast consolidates all balance sheet information that we are presently aware of with our “most likely” interest rate projections. The “what-if” scenarios are then used to gauge the impact of changes in interest rates and/or balance sheet items on the earnings of TSFG compared to the base forecast. Strategies can be formulated based on the information provided by the earnings simulation if a scenario either seems likely to occur or we choose to undertake the proposed transaction. TSFG updates its base forecast quarterly based on economic changes that occurred during the past quarter as well as changes in the economic outlook for the coming year.

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

     In connection with its interest rate management activities, TSFG uses futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS 133. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. For 2002, TSFG realized a $702,000 loss on derivative contracts, which is included in noninterest income, compared with a $64,000 loss in 2001.

     By using derivative instruments, TSFG is exposed to credit and market risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of a derivative is negative, no credit risk exists since TSFG would owe the counterparty. TSFG minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. TSFG manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our market risk sensitivity analysis.

     In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. At December 31, 2002, the fair value of derivative assets totaled $6.6 million and was related to derivatives with no hedging designation and fair value hedges. At December 31, 2002, the fair value of derivative liabilities totaled $369,000 for cash flow hedges and $680,000 for futures, options, and other derivatives, which do not qualify for hedge accounting under SFAS 133.

Off-Balance Sheet Arrangements

     In the normal course of operations, TSFG engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by TSFG for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding.

     TSFG’s off-balance sheet arrangements, which principally include lending commitments, derivatives, and stock-related agreements, are described below. At December 31, 2002 and 2001, TSFG had no interests in non-consolidated special purpose entities.

     Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business.

     For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2002, commercial and retail loan commitments totaled $849.0 million. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $13.5 million at December 31, 2002. Unused business credit card lines, which totaled $18.4 million at December 31, 2002, are generally for short-term borrowings.

     Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party or obligates TSFG to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, generally, drafts will be drawn only when the underlying event fails to occur as intended. TSFG can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually for one year or less. At December 31, 2002, TSFG has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2002 was $57.1 million.

     TSFG applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Item 8, Note 28 to the Consolidated Financial Statements for additional information regarding lending commitments.

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

     At December 31, 2002, the fair value of derivative assets totaled $6.6 million and was related to derivatives with no hedging designation and fair value hedges. At September 30, 2002, the fair value of derivative liabilities totaled $369,000 for cash flow hedges and $680,000 for futures, options, and other derivatives, which do not qualify for hedge accounting under SFAS 133. The related notional amounts, which are not recorded on the consolidated balance sheets, totaled $350.0 million for the derivative assets and $1.1 billion for the derivative liabilities. See Item 8, Note 14 of the Consolidated Financial Statements for additional information regarding derivatives.

     Stock-Related Agreements. In connection with stock repurchases, TSFG has, from time to time, entered into “accelerated share repurchase” contracts. Under these accelerated share repurchase contracts, an unaffiliated investment bank (the “counterparty”) “borrows” the requisite number of shares from unaffiliated third parties, and delivers these shares to TSFG in exchange for cash (such that these shares are immediately removed from TSFG’s outstanding shares). Over a period of time subsequent to the entry into the accelerated share repurchase contract, the counterparty purchases TSFG shares in the open market to cover their borrowed position. After the counterparty has covered this position, TSFG settles with the counterparty for any gains or losses associated with changes in TSFG’s stock price during the period of time that stock was being purchased. This settlement may be made in cash or in TSFG common stock. These contracts are reflected as a reduction in shareholders’ equity and outstanding shares (used in the earnings per share calculation).

     In September 2002, TSFG settled its existing accelerated share repurchase contract by issuing 93,693 shares and entered into a new accelerated share repurchase contract with an unaffiliated company to repurchase 1.1 million shares of TSFG common stock (subject to blackout periods at TSFG’s option, which may extend the contract period) and to settle the contract in stock. TSFG expects the counterparty’s purchases of shares under this contract to continue until March 2003.

Liquidity

     Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, and manage operations on an ongoing basis. Funds are primarily provided by the Subsidiary Banks through customers’ deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities of securities, temporary investments, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A substantial majority of TSFG’s securities are pledged.

     Proper liquidity management is crucial to ensure that TSFG is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, TSFG focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 22 summarizes future contractual obligations as of December 31, 2002. Table 22 does not include payments which may be required under employment and deferred compensation agreements. See Item 8, Note 31 of the Consolidated Financial Statements.

Table 22
CONTRACTUAL OBLIGATIONS
(dollars in thousands)

	Payments Due by Period

		Less
		than 1	1-3	4-5	After 5
	Total	Year	Years	Years	Years

Time deposits	$1,996,290	$1,409,909	$515,109	$25,991	$45,281
Short-term borrowings	1,192,493	1,192,493	—	—	—
Long-term debt	1,220,288	27,245	50,659	616,574	525,810
Operating leases	111,511	10,581	18,980	14,249	67,701
REIT preferred stock	89,800	—	—	—	89,800
Trust preferred debt	95,500	—	—	—	95,500

Total contractual cash obligations	$4,705,882	$2,640,228	$584,748	$656,814	$824,092

     Net cash provided by operations and deposits from customers have been the primary sources of liquidity for TSFG. Liquidity is also enhanced by the ability to acquire new deposits through the Subsidiary Banks’ established branch network. In addition, TSFG can raise deposits on the Internet through Bank CaroLine. Liquidity needs are a factor in developing the Subsidiary Banks’ deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

     The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of December 31, 2002, totaled $836.5 million. At December 31, 2002, the Subsidiary Banks had $488.2 million of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At December 31, 2002, the Subsidiary Banks had unused short-term lines of credit totaling $342.7 million (which are withdrawable at the lender’s option).

     The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are either in place or are being finalized for the Subsidiary Banks to meet emergency funding needs. At December 31, 2002, the Subsidiary Banks had qualifying collateral to secure advances up to $456.2 million, of which none was outstanding.

     At December 31, 2002, the parent company had an unused short-term line of credit totaling $10.0 million (which is withdrawable at the lender’s option and matures June 30, 2003).

     In the normal course of business, to meet the financial needs of its customers, TSFG, principally through the Subsidiary Banks, enters into agreements to extend credit. For amounts and types of such agreements at December 31, 2002, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s liquidity and could require additional sources of liquidity.

Recently Adopted Accounting Pronouncements

     Accounting for Business Combinations, Goodwill, and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, as well as all purchase method business combinations completed after September 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). TSFG adopted the provisions of SFAS 141, as of the date of issuance, and SFAS 142, effective January 1, 2002. See Item 8, Note 1 to the Consolidated Financial Statements for the financial impact from the January 1, 2002 adoption of SFAS 142.

     In connection with the transitional goodwill, SFAS 142 requires TSFG to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, TSFG had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. TSFG had until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, “Business Combinations,” is compared to its carrying amount, both of which would be measured as of January 1, 2002.

     TSFG has completed its analysis of the fair value of its intangible assets and determined that the goodwill associated with Carolina First Mortgage Company was impaired. TSFG recorded a transitional impairment loss of $1.4 million. This transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income for 2002.

     Accounting for the Impairment or Disposal of Long-Lived Assets

     Effective January 1, 2002, TSFG adopted SFAS 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

     Accounting for Extinguishment of Debt

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt” (“SFAS 4”), and an amendment of SFAS 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 requires that gains and losses from extinguishment of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“FASB Opinion 30”). Applying the provisions of FASB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

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

     Accounting for Unidentifiable Intangible Assets Related to Branch Purchases

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (“SFAS 147”). SFAS 147 removes acquisitions of financial institutions from the scope of both FASB Statements No. 72 (“SFAS 72”) and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” except for transactions between two or more mutual enterprises. Thus, the requirement in SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 72. In addition, SFAS 147 amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used.

     The provisions of SFAS 147 are effective for financial statements issued on or after October 1, 2002 and early adoption is permitted. In the third quarter, TSFG adopted SFAS 147 effective as of January 1, 2002.

     With the third quarter adoption of SFAS 147, the unamortized unidentifiable intangible assets related to branch purchases, which totaled $2.5 million, net of accumulated amortization, as of September 30, 2002, were reclassified as goodwill. In connection with this adoption, TSFG reversed $112,000 of pre-tax amortization of intangibles, which were recorded in the first half of 2002.

     Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. These provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. Finally, SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. TSFG has adopted the disclosure provisions.

Recently Issued Accounting Pronouncements

     Accounting for Exit or Disposal Activities

     In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, “Accounting for Asset Retirement Obligations.” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met in accordance with FASB Concepts Statements No. 6, “Elements of Financial Statements.” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on TSFG is not known at this time.

     Accounting for Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the grantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee at its inception.

     The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements ending after December 15, 2002. TSFG adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002.

     Accounting for Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidation variable interest entity to the general credit of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact to TSFG upon adoption is currently not known.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     See “Market Risk and Asset/Liability Management” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
The South Financial Group, Inc.:

     We have audited the accompanying consolidated balance sheets of The South Financial Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of The South Financial Group, Inc. and subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The South Financial Group, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, The South Financial Group, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

KPMG LLP
Greenville, South Carolina
January 21, 2003

STATEMENT OF FINANCIAL RESPONSIBILITY

     Management of The South Financial Group, Inc. and subsidiaries is committed to quality customer service, enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The statements include amounts that are based on management’s best estimates and judgements. Other financial information contained in this report is presented on a basis consistent with the consolidated financial statements.

     To ensure the integrity, objectivity, and fairness of data in these statements, management of The South Financial Group, Inc. and subsidiaries has established and maintains an internal control structure that is supplemented by a program of internal audits. The internal control structure is designed to provide reasonable assurance that assets are safeguarded and transactions are executed, recorded, and reported in accordance with management intentions and authorizations. The consolidated financial statements have been audited by KPMG LLP, independent auditors, in accordance with auditing standards generally accepted in the United States of America. KPMG LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of The South Financial Group, Inc. and subsidiaries. The Audit Committee, composed entirely of outside directors, meets periodically with management, internal auditors and KPMG LLP (separately and jointly) to determine that each is fulfilling its responsibilities and to consider recommendations for enhancing internal controls. The consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

/s/ Mack I. Whittle, Jr. Mack I. Whittle, Jr. President and Chief Executive Officer	/s/ William S. Hummers III William S. Hummers III Vice Chairman, Executive Vice President and Principal Financial Officer

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31,

	2002	2001

Assets
Cash and due from banks	$201,333	$149,170
Interest-bearing bank balances	58,703	91,497
Federal funds sold	31,293	—
Securities
Trading	350	1,577
Available for sale	2,488,944	1,560,986
Held to maturity (market value $85,371 in 2002 and $81,878 in 2001)	82,892	80,832

Total securities	2,572,186	1,643,395

Loans
Loans held for sale	67,218	6,513
Loans held for investment	4,434,011	3,730,250
Allowance for loan losses	(70,275)	(44,587)

Net loans	4,430,954	3,692,176

Premises and equipment, net	137,501	114,224
Accrued interest receivable	37,080	38,241
Intangible assets	242,182	97,140
Other assets	229,778	203,599

	$7,941,010	$6,029,442

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest-bearing	$743,174	$524,437
Interest-bearing	3,849,336	3,080,818

Total deposits	4,592,510	3,605,255
Federal funds purchased and repurchase agreements	1,110,840	1,269,538
Other short-term borrowings	81,653	149,962
Long-term debt	1,221,511	411,294
Debt associated with trust preferred securities	95,500	31,000
Accrued interest payable	20,945	20,337
Other liabilities	84,840	46,859

Total liabilities	7,207,799	5,534,245

Minority interest in consolidated subsidiary	86,412	37,023

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—
Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 47,347,375 shares in 2002 and 41,228,976 shares in 2001	47,347	41,229
Surplus	427,448	311,305
Retained earnings	150,948	113,288
Guarantee of employee stock ownership plan debt and nonvested restricted stock	(3,094)	(1,544)
Accumulated other comprehensive income (loss), net of tax	24,150	(6,104)

Total shareholders’ equity	646,799	458,174

	$7,941,010	$6,029,442

See notes to consolidated financial statements which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except share data)

	Year Ended December 31,

	2002	2001	2000

Interest income
Interest and fees on loans	$260,718	$301,312	$321,313
Interest and dividends on securities:
Taxable	87,554	65,381	53,936
Exempt from Federal income taxes	4,367	4,025	3,821

Total interest and dividends on securities	91,921	69,406	57,757
Interest on short-term investments	1,100	1,383	2,444

Total interest income	353,739	372,101	381,514

Interest expense
Interest on deposits	82,858	144,858	164,471
Interest on short-term borrowings	21,975	25,342	28,043
Interest on long-term debt	30,654	27,124	21,889

Total interest expense	135,487	197,324	214,403

Net interest income	218,252	174,777	167,111
Provision for loan losses	22,266	22,045	23,378

Net interest income after provision for loan losses	195,986	152,732	143,733
Noninterest income	59,640	53,484	48,545
Noninterest expenses	162,840	140,820	181,538

Income before income taxes, minority interest, and cumulative effect of change in accounting principle	92,786	65,396	10,740
Income taxes	28,972	22,422	3,751

Income before minority interest and cumulative effect of change in accounting principle	63,814	42,974	6,989
Minority interest in consolidated subsidiary, net of tax	(3,250)	(1,364)	—

Income before cumulative effect of change in accounting principle	60,564	41,610	6,989
Cumulative effect of change in accounting principle, net of tax	(1,406)	282	—

Net income	$59,158	$41,892	$6,989

Average common shares outstanding, basic	41,714,994	42,098,395	42,907,960
Average common shares outstanding, diluted	42,714,938	42,823,513	43,550,592
Per common share, basic:
Net income before cumulative effect of change in accounting principle	$1.45	$0.99	$0.16
Cumulative effect of change in accounting principle	(0.03)	0.01	—

Net income	$1.42	$1.00	$0.16

Per common share, diluted:
Net income before cumulative effect of change in accounting principle	$1.42	$0.97	$0.16
Cumulative effect of change in accounting principle	(0.04)	0.01	—

Net income	$1.38	$0.98	$0.16

See notes to consolidated financial statements which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands, except share data)

				Retained	Accumulated
	Shares of			Earnings	Other
	Common	Common		and	Comprehensive
	Stock	Stock	Surplus	Other*	Income (Loss)	Total

Balance December 31, 1999	43,326,754	$43,327	$345,309	$95,853	$16,101	$500,590
Net income	—	—	—	6,989	—	6,989
Other comprehensive loss, net of tax of $5,970	—	—	—	—	(9,541)	(9,541)

Comprehensive loss	—	—	—	—	—	(2,552)

Cash dividends declared ($0.41 per common share)	—	—	—	(17,190)	—	(17,190)
Common stock activity:
Repurchase of stock	(1,371,976)	(1,372)	(17,098)	—	—	(18,470)
Dividend reinvestment plan	169,498	169	1,894	—	—	2,063
Employee stock purchase plan	20,320	20	231	—	—	251
Restricted stock plan	89,792	90	1,269	589	—	1,948
Exercise of stock options and stock warrants	227,245	227	529	—	—	756
Miscellaneous	(1,275)	(1)	(39)	1,297	—	1,257

Balance December 31, 2000	42,460,358	42,460	332,095	87,538	6,560	468,653
Net income	—	—	—	41,892	—	41,892
Other comprehensive loss, net of tax of $5,922	—	—	—	—	(12,664)	(12,664)

Comprehensive income	—	—	—	—	—	29,228

Cash dividends declared ($0.45 per common share)	—	—	—	(18,735)	—	(18,735)
Common stock activity:
Repurchase of stock	(1,546,407)	(1,546)	(23,119)	—	—	(24,665)
Acquisitions	15,270	15	135	—	—	150
Dividend reinvestment plan	125,067	125	1,721	—	—	1,846
Employee stock purchase plan	14,623	15	208	—	—	223
Restricted stock plan	(1,378)	(1)	(15)	687	—	671
Exercise of stock options	161,443	161	296	—	—	457
Miscellaneous	—	—	(16)	362	—	346

Balance December 31, 2001	41,228,976	41,229	311,305	111,744	(6,104)	458,174
Net income	—	—	—	59,158	—	59,158
Other comprehensive income, net of tax of $14,099	—	—	—	—	30,254	30,254

Comprehensive income	—	—	—	—	—	89,412

Cash dividends declared ($0.50 per common share)	—	—	—	(21,493)	—	(21,493)
Common stock activity:
Repurchase of stock	(2,141,907)	(2,142)	(46,341)	—	—	(48,483)
Acquisitions	7,846,353	7,846	157,321	(1,927)	—	163,240
Dividend reinvestment plan	102,732	103	1,934	—	—	2,037
Employee stock purchase plan	10,805	11	199	—	—	210
Restricted stock plan	59,096	59	1,950	44	—	2,053
Exercise of stock options	341,895	342	2,932	—	—	3,274
Cancellation of stock	(100,575)	(101)	(1,926)	—	—	(2,027)
Miscellaneous	—	—	74	328	—	402

Balance December 31, 2002	47,347,375	$47,347	$427,448	$147,854	$24,150	$646,799

*     Other includes guarantee of employee stock ownership plan debt and nonvested restricted stock.

See notes to consolidated financial statements which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities
Net income	$59,158	$41,892	$6,989
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	33,572	30,669	27,503
Provision for loan losses	22,266	22,045	23,378
(Gain) loss on sale of available for sale securities	(2,985)	(3,458)	5,391
(Gain) loss on trading securities	232	(240)	(345)
Gain on equity investments	(3,135)	(960)	(9,219)
Gain on disposition of assets and liabilities	—	(354)	(2,189)
Gain on sale of loans	(2,957)	(4,339)	(2,635)
Gain (loss) on disposition of premises and equipment	(60)	111	24
Loss on disposition of other real estate owned	599	924	8
Charitable contributions of property	—	665	—
Impairment loss from write-down of assets	1,449	243	3,674
Impairment loss from write-down of mortgage servicing rights	703	1,069	—
Loss on early extinguishment of debt	354	3,106	—
Loss on changes in fair value of hedges	702	64	—
Deferred income taxes	(1,449)	(685)	(5,872)
Minority interest in consolidated subsidiary	3,250	1,364	—
Cumulative effect of change in accounting principle	1,406	(282)	—
Trading account assets, net	209,158	3,667	9
Originations of mortgage loans held for sale	(498,553)	(402,034)	(335,116)
Sale proceeds and principal repayments from mortgage loans held for sale	463,728	485,486	368,632
Other assets, net	(2,563)	15,408	(21,880)
Other liabilities, net	12,928	585	22,075

Net cash provided by operating activities	297,803	194,946	80,427

Cash flows from investing activities
Sale of securities available for sale	1,174,005	370,099	125,405
Maturity, call, or principal repayments from securities available for sale	1,593,485	413,548	99,465
Maturity or call of securities held to maturity	9,647	14,211	14,669
Purchase of available for sale securities	(3,649,784)	(1,428,682)	(164,141)
Purchase of securities held to maturity	(11,861)	(17,442)	(20,873)
Purchase of bank-owned life insurance	—	(25,000)	(25,000)
Originations of loans held for investment, net	(156,410)	(311,497)	(565,627)
Sale of loans held for investment	11,961	65,130	44,399
Sale of other real estate owned	6,151	7,027	2,703
Sale of premises and equipment	1,527	900	203
Capital expenditures	(16,432)	(6,344)	(41,603)
Disposition of assets and liabilities, net	—	(41,011)	(17,908)
Cash equivalents acquired, net of payment for purchase acquisitions	78,817	—	—

Net cash used for investing activities	(958,894)	(959,061)	(548,308)

Cash flows from financing activities
Deposits, net	198,477	(244,804)	457,133
Federal funds purchased and repurchase agreements, net	(207,762)	1,037,428	52,400
Short-term borrowings, net	(78,069)	(85,045)	(4,920)
Issuance of long-term debt	790,200	150,000	35,000
Payments of long-term debt	(36,006)	(58,747)	(30,102)
Prepayment penalty on early extinguishment of debt	—	(3,106)	—
Issuance of minority interest stock, net	49,248	37,023	—
Issuance of debt associated with trust preferred securities, net	62,496	30,020	—
Cash dividends paid	(19,823)	(18,535)	(15,006)
Cash dividends paid on minority interest	(4,448)	(1,716)	—
Repurchase of common stock	(48,483)	(24,665)	(18,470)
Other common stock activity	5,923	3,022	4,327

Net cash provided by financing activities	711,753	820,875	480,362

Net change in cash and cash equivalents	50,662	56,760	12,481
Cash and cash equivalents at beginning of year	240,667	183,907	171,426

Cash and cash equivalents at end of year	$291,329	$240,667	$183,907

See notes to consolidated financial statements which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies followed by The South Financial Group, Inc. and all its subsidiaries and the methods of applying these policies conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. Certain policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized below. “TSFG” refers to The South Financial Group, Inc. and its subsidiaries, except where the context requires otherwise.

Nature of Operations

     TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a full range of financial services, including mortgage, trust, investment, and insurance services, to consumers and commercial customers. TSFG operates 76 branch offices in South Carolina, 36 branch offices in Florida, and 5 branch offices in North Carolina. In South Carolina, the branches are primarily located in the state’s four largest metropolitan areas of Greenville, Columbia, Myrtle Beach, and Charleston. The Florida operations are concentrated in Jacksonville, Orlando, and greater Tampa Bay. The North Carolina branches are located in the coastal communities of Wilmington, Hampstead, and Jacksonville.

Principles of Consolidation

     The consolidated financial statements include the accounts of TSFG and its wholly-owned banking subsidiaries, Carolina First Bank and Mercantile Bank (collectively, the “Subsidiary Banks”) and direct and indirect non-banking subsidiaries, including Blue Ridge Finance Company (“Blue Ridge”), Carolina First Mortgage Company (“CF Mortgage”), and CF Technology Services Company. All significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments considered necessary for a fair presentation of the results for prior periods presented have been included. TSFG has no interests in non-consolidated special purpose entities.

Accounting Estimates and Assumptions

     Certain policies require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and deferred income tax assets or liabilities.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2002 presentations. Such reclassifications had no impact on previously reported shareholders’ equity or net income in 2001 and 2000.

Business Combinations

     For all business combination transactions initiated after June 30, 2001, the purchase method of accounting has been used, and accordingly, the assets and liabilities of the acquired company have been recorded at their estimated fair values as of the merger date. The fair values are subject to adjustment as information relative to the fair values as of the acquisition date becomes available. TSFG uses an allocation period, not to exceed one year, to identify and quantify the fair value of the assets acquired and liabilities assumed in business combinations accounted for as purchases. The consolidated financial statements include the results of operations of any acquired company since the acquisition date. Prior information has been restated to reflect the acquisition of Anchor Financial Corporation in 2000, which was accounted for under the pooling-of-interests method of accounting.

Cash and Cash Equivalents

     Cash and cash equivalents include cash and due from banks, interest-bearing bank balances, and federal funds sold. Generally, both cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Securities

     TSFG classifies investment securities as trading, available for sale and held to maturity.

     Trading securities are carried at fair value. Adjustments for realized and unrealized gains or losses from both cash and derivative financial instruments used in trading activities are included in noninterest income.

     Securities available for sale are carried at fair value. Such securities are used to execute asset/liability management strategy, manage liquidity, and leverage capital. Adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income, a separate component of shareholders’ equity.

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

Loans Held for Sale

     Loans held for sale include residential mortgage loans intended to be sold in the secondary market and other loans that management has an active plan to sell. Loans held for sale are carried at the lower of cost or estimated fair value on an aggregate basis. In the event management decides to sell loans, previously not held for sale, the loans are transferred to loans held for sale at the lower of cost or estimated fair value. Subsequent decreases in fair value are recognized in noninterest income.

Loans Held for Investment

     Loans held for investment are reported at their outstanding principal balances, adjusted for any deferred fees (net of associated direct costs) and unamortized premiums or unearned discounts. TSFG recognizes interest on the unpaid balance of the loans. The net amount of the nonrefundable loan origination fees, commitment fees, and certain direct costs associated with the lending process are deferred and amortized to interest income over the term of the loan. The premium or discount on purchased loans is amortized over the expected life of the loans and is included in interest and fees on loans.

     Loans are considered to be impaired when, in management’s judgment, the full collection of principal and interest becomes doubtful. Impaired loans are placed in nonaccrual status, and future payments are applied to principal until such time as collection of the obligation is no longer doubtful. Interest accrual resumes only when loans return to performing status. To return to performing status, loans must be fully current, and continued timely payments must be a reasonable expectation.

     Loans are charged-off (if unsecured) or written-down (if secured) when losses are reasonably quantifiable. Commercial loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when full collection of principal and interest becomes doubtful or when they become 90-days delinquent. Consumer loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when they become delinquent for 4 monthly payments. Mortgage loans on single family residences remain in accrual status until foreclosure is consummated, unless impairment is evident, in which case they are placed in nonaccrual status and written down or assigned reserves. When loans are placed in nonaccrual status, accrued but unpaid interest is charged against accrued interest income and other accrued but unpaid charges or fees are charged to current expenses. Generally, loans are returned to accrual status when the loan is brought current and ultimate collectibility of principal and interest is no longer in doubt. TSFG defines past due loans based upon contractual maturity dates for commercial loans. For consumer and mortgage loans, past dues are defined as loans with two or more payments due.

     Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

Allowance For Loan Losses

     The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, in management’s opinion, is adequate to absorb probable losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance. Management considers the year-end allowance appropriate and adequate to cover probable losses in the loan portfolio; however, management’s judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies periodically review TSFG’s allowance for loan losses as part of their examination process and could require TSFG to adjust its allowance for loan losses based on information available to them at the time of their examination.

Concentrations of Credit Risk

     TSFG’s loan portfolio is composed of loans to individuals and small and medium sized businesses for various personal and commercial purposes primarily in South Carolina, the coastal region of North Carolina, and northern and central Florida. The loan portfolio is diversified by borrower and geographic area within this region. Industry concentrations parallel the mix of economic activity in these markets, the most significant of which are the commercial real estate, tourism, textile, and automobile industries. Although the portfolio is affected by economic conditions, repayment of loans therein is not excessively dependent on any specific economic segment.

Loan Securitizations and Sales

     TSFG packages and sells loan receivables as securities to investors and may result in a retained interest in the securitized loan receivable. These transactions are recorded as sales in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) – a replacement of SFAS No. 125 when control over these assets has been surrendered. The previous carrying amount of these securitized loan receivables are allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer when determining the gains or losses on the sale. Subsequent to the sales, certain retained interests are carried at fair value as securities available for sale. TSFG has no other retained interests.

Premises and Equipment

     Premises and equipment are carried at cost less accumulated depreciation. Depreciation is charged to expense over the estimated useful lives of the assets. Leasehold improvements and capital leases are amortized over the terms of the respective lease or the estimated useful lives of the improvements, whichever is shorter. Depreciation and amortization are computed primarily using the straight-line method. Estimated useful lives generally range from 30 to 40 years for buildings, 3 to 12 years for furniture, fixtures, and equipment, 5 to 7 years for capitalized software, and 3 to 30 years for leasehold improvements.

     Additions to premises and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs, and minor replacements are expensed when incurred.

Impairment of Long-Lived Assets

     TSFG periodically reviews the carrying value of its long-lived assets including premises and equipment for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     Long-lived assets to be disposed of by abandonment or in an exchange for a similar productive long-lived asset are classified as held and used until disposed of.

     Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria have to be met in order for the long-lived asset to be classified as held for sale, including that a sale is probable and expected to occur within one year. Long-lived assets classified as held for sale are recorded at the lower of their carrying amount or fair value less the cost to sell.

Intangible Assets

     Intangible assets include goodwill and other identifiable assets, such as core deposits premiums, customer lists, and non-compete agreements, resulting from TSFG acquisitions. Core deposit premiums are amortized over 10 to 15 years using the straight-line or the sum-of-the-years’ digits method based upon historical studies of core deposits. The non-compete agreements are amortized on a straight-line basis over the noncompete period, which is generally two years or less. Customer list intangibles are amortized on a straight-line basis over its estimated useful life of 10 years. Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

     TSFG tests for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit’s capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combinations accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent, a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment test will be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

Mortgage Servicing Rights

     TSFG recognizes the originated mortgage serving rights (“mortgage serving rights” or “MSRs”) as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values in accordance with SFAS 140. TSFG also recognizes the purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights. MSRs are amortized in proportion to the servicing income over the estimated life of the related mortgage loan. The amortization method is designed to approximate a level-yield method, taking into consideration the estimated prepayment of the underlying loans. For purposes of measuring impairment, MSRs are reviewed for impairment based upon quarterly external valuations. Such valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs, and other factors. Impairment is measured on a disaggregated basis for each strata of rights, which are segregated by predominant risk characteristics, including interest rate and loan type. TSFG has established an impairment valuation allowance to record estimated impairment for MSRs. Subsequent increases in value are recognized only to the extent of the impairment valuation allowance.

Derivative Financial Instruments and Hedging Activities

     TSFG uses derivatives as part of its interest rate management activities. All derivatives are recognized on the consolidated balance sheet in either other assets or other liabilities at their fair value in accordance with SFAS No. 133, “Accounting for Derivative

Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137 and 138. On the date the derivative contract is entered into, TSFG designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation. Changes in fair value for derivatives that qualify as fair value hedges are recorded along with the gain or loss on the hedged asset or liability that is attributable to the hedge risk as other noninterest income in the consolidated statements of income. Changes in fair value for derivatives that qualify as cash flow hedges are recorded through other comprehensive income (net of tax) in shareholders’ equity to the extent that the hedge is effective. Changes in the fair value of derivative instruments that fail to meet the criteria for hedge designation as a hedge under SFAS 133 or fail to meet the criteria thereafter are recorded as other noninterest income in the consolidated statements of income.

     For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized in the consolidated statements of income as other noninterest expense. The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment to the interest income or expense of the hedged assets or liabilities.

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

     When hedge accounting is discontinued, the future gains and losses on derivatives are recognized as other noninterest expense in the consolidated statements of income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, gains and losses that were accumulated in comprehensive income are amortized or accreted into earnings. They are recognized in earnings immediately if the cash flow hedge was discontinued because a forecasted transaction did not occur.

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

Other Real Estate Owned

     Other real estate owned, included in other assets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the property is classified as held for sale when the sale is probable and is expected to occur within one year. The property is initially carried at the lower of cost or estimated fair value less estimated selling costs. Principal losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these properties and gains and losses realized from the sale of other real estate owned are included in other noninterest income. Costs related to the development and improvement of such property are capitalized, whereas the costs related to holding the property are charged to expense. Other real estate owned totaled $10.6 million and $5.0 million at December 31, 2002 and 2001, respectively.

Debt Issuance Costs

     TSFG amortizes debt issuance costs over the life of the debt using the straight-line method, which approximates the effective interest method.

Borrowed Funds

     TSFG’s short-term borrowings are defined as borrowings with maturities less than one year when made. Long-term borrowings have maturities greater than one year when made. Any premium or discount on borrowed funds is amortized over the term of the borrowings.

Comprehensive Income

     Comprehensive income is the change in TSFG’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income consists of net income and other comprehensive income (loss). TSFG’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities, equity securities, and derivatives that qualify as cash flow hedges to the extent that the hedge is effective.

Deposit Accounts

     TSFG recognizes service charges on depository accounts when collected. Any premium or discount on fixed maturity deposits is amortized over the term of the deposits.

Stock-Based Compensation

     At December 31, 2002, TSFG has two stock-based employee compensation option plans, which are described more fully in Note 30. TSFG accounts for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if TSFG had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the years ended December 31 (dollars in thousands, except share data).

	2002	2001	2000

Net income
Net income, as reported	$59,158	$41,892	$6,989
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effect	2,277	1,379	1,360

Pro forma net income	$56,881	$40,513	$5,629

Basic earnings per share
As reported	$1.42	$1.00	$0.16
Pro forma	1.36	0.96	0.13
Diluted earnings per share
As reported	$1.38	$0.98	$0.16
Pro forma	1.33	0.95	0.13

Income Taxes

     TSFG accounts for deferred income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. TSFG is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.

Per Share Data

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities using the treasury stock method. Restricted stock grants are considered as issued for purposes of calculating net income per share in accordance with SFAS No. 128, “Earnings Per Share.”

Business Segments

     TSFG reports operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. TSFG has two reportable operating segments, Carolina First Bank and Mercantile Bank (see Note 33).

Recently Adopted Accounting Pronouncements

Goodwill and Other Intangible Assets

     Effective January 1, 2002, TSFG adopted the provisions of SFAS 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, these amounts are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144.

     In connection with the transitional goodwill, SFAS 142 requires TSFG to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, TSFG had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. TSFG had until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), is compared to its carrying amount, both of which would be measured as of January 1, 2002.

     TSFG has completed its analysis of the fair value of its intangible assets, using a discounted cash flow method, and determined that the goodwill associated with CF Mortgage was impaired. TSFG recorded a transitional impairment loss of $1.4 million. This transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the consolidated statements of income for the year ended December 31, 2002.

     As of the January 1, 2002 adoption of SFAS 142, TSFG had unamortized goodwill in the amount of $91.6 million and unamortized identifiable intangible assets in the amount of $5.5 million. Under SFAS 142, the amortization of goodwill ceased effective January 1, 2002. The amortization of goodwill approximated $4.5 million pre-tax (or $4.3 million after tax) during 2001 and $4.8 million pre-tax (or $4.7 million after-tax) during 2000. TSFG continues to amortize the identifiable intangible assets, which relate to core deposit premiums, non-compete agreement intangibles, and customer list intangibles. Also, see Item 8, Note 1 for additional financial statement disclosure requirements under SFAS 142.

     The following presents the details for goodwill amortization expense and net income (in thousands, except share data) for the years ended December 31:

	2002	2001	2000

Net income	$59,158	$41,892	$6,989
Amortization of goodwill, net of tax	—	4,349	4,688

Adjusted net income	$59,158	$46,241	$11,677

Net income per common share, basic	$1.42	$1.00	$0.16
Amortization of goodwill, net of tax	—	0.10	0.11

Adjusted net income per common share, basic	$1.42	$1.10	$0.27

Net income per common share, diluted	$1.38	$0.98	$0.16
Amortization of goodwill, net of tax	—	0.10	0.11

Adjusted net income per common share, diluted	$1.38	$1.08	$0.27

Accounting for the Impairment or Disposal of Long-Lived Assets

     Effective January 1, 2002, TSFG adopted SFAS 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

Reclassification of Losses on Early Extinguishment of Debt

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt” (“SFAS 4”), and an amendment of SFAS 4, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 requires that gains and losses from extinguishment of debt should be classified as an extraordinary item only if they meet the criteria of FASB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“FASB Opinion 30”). Applying the provisions of FASB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.

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

Unidentifiable Intangible Assets from Branch Purchases

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (“SFAS 147”). SFAS 147 removes acquisitions of financial institutions from the scope of both FASB Statements No. 72 (“SFAS 72”) and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” except for transactions between two or more mutual enterprises. Thus, the requirement in SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 72. In addition, SFAS 147 amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective for financial statements issued on or after October 1, 2002, and early adoption is permitted.

     In the third quarter, TSFG adopted SFAS 147 effective as of January 1, 2002. The unamortized unidentifiable intangible assets related to branch purchases, which totaled $2.5 million net of accumulated amortization as of January 1, 2002, were reclassified as goodwill. In connection with this adoption, TSFG reversed pre-tax amortization of intangibles totaling $112,000, which was recorded in the first half of 2002. TSFG recorded amortization expense related to unamortized unidentifiable intangible assets of $263,000 for 2001 and 2000.

Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects of reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. These provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. Finally, SFAS 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. TSFG has adopted the disclosure provisions.

Recently Issued Accounting Pronouncements

Accounting for Exit or Disposal Activities

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, “Accounting for Asset Retirement Obligations.” A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met in accordance with FASB Concepts Statements No. 6, “Elements of Financial Statements.” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on TSFG, if any, is not known at this time.

Accounting for Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the grantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee at its inception.

     The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements ending after December 15, 2002. TSFG adopted the initial recognition and initial measurement provisions of FIN 45 effective as of January 1, 2003 and adopted the disclosure requirements effective as of December 31, 2002.

Accounting for Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidation variable interest entity to the general credit of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact to TSFG upon adoption is currently not known.

Risk and Uncertainties

     In the normal course of its business, TSFG encounters two significant types of risk: economic and regulatory. There are two main components of economic risk: credit risk and market risk. Credit risk is the risk of default on TSFG’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk arises principally from interest rate risk inherent in TSFG’s lending, deposit, and borrowing activities.

     TSFG is subject to the regulations of various government agencies. These regulations may change significantly from period to period. TSFG also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators’ judgments based on information available to them at the time of their examination.

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME

     The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands) for the years ended December 31:

	2002	2001	2000

Unrealized gains (losses) on available for sale securities
Balance at beginning of year	$(5,554)	$6,560	$16,101
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year	49,968	(13,803)	(9,382)
Income tax (expense) benefit	(15,821)	4,230	3,641
Less: reclassification adjustment for gains included in net income	(6,120)	(3,910)	(6,129)
Income tax expense	1,909	1,369	2,329

	29,936	(12,114)	(9,541)

Balance at end of year	24,382	(5,554)	6,560

Unrealized losses on cash flow hedges
Balance at beginning of year	(550)	—	—
Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	(70)	—
Income tax benefit	—	26	—
Unrealized gain (loss) on change in fair values	505	(803)	—
Income tax (expense) benefit	(187)	297	—

	318	(550)	—

Balance at end of year	(232)	(550)	—

	$24,150	$(6,104)	$6,560

NOTE 3. SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Statements of Income

     The following presents the details for noninterest income and noninterest expenses (in thousands) for the years ended December 31:

	2002	2001	2000

Noninterest Income
Service charges on deposit accounts	$23,410	$18,689	$17,956
Fees for investment services	6,423	5,633	5,807
Mortgage banking income	5,144	6,370	6,303
Bank-owned life insurance	7,429	7,209	4,139
Merchant processing income	5,908	5,799	2,666
Gain (loss) on sale of available for sale securities	2,985	3,458	(5,391)
Gain (loss) on trading securities	(232)	240	345
Gain on equity investments	3,135	960	9,219
Gain on disposition of assets and liabilities	—	354	2,189
Other	5,438	4,772	5,312

Total noninterest income	$59,640	$53,484	$48,545

Noninterest Expenses
Salaries and wages	$60,534	$48,131	$52,910
Employee benefits	16,430	14,190	14,187
Occupancy	15,238	14,269	15,340
Furniture and equipment	15,341	13,526	12,796
Professional fees	5,289	5,847	6,266
Merchant processing expense	4,767	4,825	1,589
Telecommunications	3,564	4,519	5,945
Amortization of intangibles	1,519	5,765	6,407
Merger-related costs (recoveries)	6,664	(501)	29,198
Impairment loss from write-down of assets	1,449	243	3,674
System conversion costs	—	—	4,021
Loss on early extinguishment of debt	354	3,106	—
Other	31,691	26,900	29,205

Total noninterest expenses	$162,840	$140,820	$181,538

Consolidated Statements of Cash Flow

     The following summarizes supplemental cash flow data (in thousands) for the years ended December 31:

	2002	2001	2000

Interest paid	$133,865	$212,155	$202,102
Income taxes paid (refunded)	32,489	(8,089)	19,270
Significant non-cash investing and financing transactions are summarized as follows:
Available for sale securities transferred to trading securities and subsequently sold	208,163	—	—
Loans securitized and reclassed to available for sale securities	—	112,174	—
Loans held for investment transferred to loans held for sale	—	75,000	—
Change in unrealized gain (loss) on available for sale securities	43,848	(17,713)	(15,511)
Receivable related to the sale of loans	—	16,282	—
Loans transferred to other real estate owned	12,378	9,817	3,529
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	1,103,555	—	—
Fair value of common stock issued and stock options recognized	(163,240)	—	—
Cash paid for common shares	(32,408)	—	—

Liabilities assumed	907,907	—	—

NOTE 4. BUSINESS COMBINATIONS

Central Bank of Tampa

     On December 31, 2002, TSFG acquired Central Bank of Tampa (“CBT”), a closely held community bank headquartered in Tampa, Florida. CBT operated through 5 branches in Tampa. This merger adds to TSFG’s growing presence in the Tampa Bay area and advances TSFG’s strategy to expand in markets with favorable population and per capita income growth prospects. TSFG also expects to reduce costs through economies of scale.

     The aggregate purchase price was $66.2 million, which consisted of 3,241,737 shares of TSFG common stock and $2,000 of cash paid in lieu of fractional shares. The TSFG common stock issued was valued at the average closing price on the ten trading days ending on the second trading day prior to closing. CBT shareholders received 9.850 shares of TSFG common stock for each share of CBT common stock.

     The CBT purchase price and the amount of the purchase price allocated to goodwill and other intangible assets are presented below (in thousands). TSFG is in the process of obtaining third-party valuations of certain assets and liabilities as of the merger date; thus, the allocation of the purchase price is subject to adjustment.

December 31,
2002

Purchase price	$66,224
CBT tangible shareholders’ equity	28,950

Excess of purchase price over carrying value of net tangible assets acquired	37,274
Fair value adjustments	25
Direct acquisition costs	1,363
Deferred income taxes	786

Total intangible assets	39,448
Core deposit premiums	2,700

Goodwill	$36,748

     The core deposit premium intangible asset is amortized over 10 years on an accelerated basis until the straight-line amortization method is greater at which time the straight-line method is used. The core deposit premium valuation and amortization method are based upon a historical study of the deposits acquired. All of the CBT intangible assets were assigned to the Mercantile Bank segment. The goodwill will not be amortized but will be tested at least annually for impairment in accordance with SFAS 142. The total amount of goodwill expected to be deductible for income tax purposes is $179,000.

Rock Hill Bank & Trust

     On October 31, 2002, TSFG acquired substantially all of the assets and deposits of Rock Hill Bank & Trust (“Rock Hill Bank”), which is the wholly-owned banking subsidiary of RHBT Financial Corporation (“RHBT”). Rock Hill Bank operated 3 branches in York County, South Carolina. The addition of these 3 branches gave TSFG the third largest market share in this high growth market.

     Under the asset sale agreement, Rock Hill Bank received 430,017 shares of TSFG common stock, valued at $9.0 million, plus the right to receive a cash earnout essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in the entire designated loan pool and 50% of net amounts recovered under RHBT’s blanket bond insurance policy with respect to such loans. TSFG identified a potential contingent liability related to certain Rock Hill Bank trust accounts at the purchase date. Any liability recorded would increase the goodwill recorded.

     TSFG owned 382,500 shares, or approximately 22% of RHBT’s outstanding stock. During the third quarter 2002, TSFG wrote down its investment in RHBT by $1.2 million. In connection with the distribution of TSFG common stock to RHBT shareholders, TSFG received 95,575 shares, which were immediately cancelled.

     The Rock Hill Bank purchase price and the amount of the purchase price allocated to goodwill and other intangible assets are presented below (in thousands). The estimated fair values of the assets acquired and the liabilities assumed at the purchase date are subject to adjustment as fair value information becomes available.

October 31,
2002

Purchase price	$9,023
Rock Hill Bank tangible shareholders’ equity	(13,263)

Excess of purchase price over carrying value of net tangible assets acquired	22,286
Fair value adjustments	2,646
Direct acquisition costs	1,772
Deferred income taxes	(895)

Total intangible assets	25,809
Core deposit premiums	1,204

Goodwill	$24,605

     The core deposit premium intangible asset is amortized over 10 years on an accelerated basis until the straight-line amortization method is greater at which time the straight-line method is used. The core deposit premium valuation and amortization method are based upon a historical study of the deposits acquired. All of the Rock Hill Bank intangible assets were assigned to the Carolina First Bank segment. The goodwill will not be amortized but will be tested at least annually for impairment in accordance with SFAS 142. The total amount of goodwill expected to be deductible for income tax purposes is $1.9 million. Premiums and discounts that resulted from recording the Rock Hill Bank assets and liabilities at their respective fair values are being amortized and accreted using methods that result in a constant effective yield over the life of the assets and liabilities. This net accretion increased net income before income taxes by $286,000 in 2002.

Gardner Associates, Inc.

     On September 20, 2002, TSFG acquired Gardner Associates, Inc. (“Gardner Associates”), an independent insurance agency based in Columbia, South Carolina. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Gardner Associates, Inc. were recorded at their estimated fair values as of the merger date. TSFG issued 156,426 shares of common stock valued at $3.2 million, acquired tangible assets totaling $1.2 million, assumed liabilities totaling $455,000, recorded a deferred tax liability totaling $532,000, paid acquisition costs totaling $72,000, recorded a non-compete agreement intangible asset of $663,000, recorded goodwill of $1.5 million, and recorded a customer list intangible asset of $858,000. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 5 years. The customer list intangible is amortized on a straight-line basis over its estimated useful life of 10 years. In addition, the principals of Gardner Associates received the right to a maximum of 92,585 shares of TSFG common stock under earnout provisions based on Gardner Associates’ annual and five-year financial performance, of which 21,806 shares were earned as of December 31, 2002.

Gulf West

     On August 31, 2002, TSFG merged with Gulf West Banks, Inc. (“Gulf West”), a bank holding company headquartered in St. Petersburg, Florida. Gulf West operated through Mercantile Bank, a Florida-chartered, non-member bank with 15 locations in the greater Tampa Bay area. This merger represents TSFG’s first banking locations in the Tampa Bay area and advances TSFG’s strategy to expand in markets with favorable population and per capita income growth prospects. Upon acquiring Gulf West, TSFG combined all of its Florida operations under the Mercantile Bank name. TSFG issued 3,925,588 shares of TSFG common stock and $32.4 million in cash in the transaction.

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

     The Gulf West purchase price and the amount of the purchase price allocated to goodwill and other intangible assets are presented below (in thousands). The estimated fair values of the assets acquired and liabilities assumed at the purchase date are subject to adjustment as fair value information becomes available.

August 31,
2002

Purchase price	$117,226
Gulf West tangible shareholders’ equity	44,214

Excess of purchase price over carrying value of net tangible assets acquired	73,012
Fair value adjustments	(1,598)
Direct acquisition costs	4,577
Deferred income taxes	3,718

Total intangible assets	79,709
Core deposit premiums	8,424

Goodwill	$71,285

     The core deposit premium intangible asset is amortized over 10 years on an accelerated basis until the straight-line amortization method is greater at which time the straight-line method is used. The core deposit premium valuation and amortization method are based upon a historical study of the deposits acquired. All of the Gulf West intangible assets were assigned to the Mercantile Bank segment. The goodwill will not be amortized but will be tested at least annually for impairment in accordance with SFAS 142. The total amount of goodwill expected to be deductible for income tax purposes is $2.4 million. Premiums and discounts that resulted from recording the Gulf West assets and liabilities at their respective fair values are being amortized using methods that result in a constant effective yield over the life of the assets and liabilities. This net amortization decreased net income before income tax by $618,000 in 2002.

Pro Forma Financial Information

     The following unaudited pro forma financial information presents the combined results of operations of TSFG, Gulf West, and CBT as if the mergers had occurred as of the beginning of the year for each year presented, after giving effect to certain adjustments, including amortization of core deposit premium intangible asset and related income tax effects (in thousands, except per common share). The pro forma financial information does not necessarily reflect the results of operations that would have occurred had TSFG, Gulf West, and CBT constituted a single entity during such periods. The unaudited pro forma financial information excludes the results of operations for Rock Hill Bank, since its prior historical financial information cannot be relied upon, and Gardner Associates, which did not have a material impact.

	Years Ended December 31,

	2002	2001

Net interest income	$240,741	$200,737
Noninterest income	63,614	59,165
Income before cumulative effect of change in accounting principle	65,224	48,295
Net income	63,818	48,577
Per common share:
Net income, basic	1.34	0.99
Net income, diluted	1.31	0.97

Anchor Financial Corporation

     On June 6, 2000, TSFG merged with Anchor Financial Corporation (“Anchor Financial”), a South Carolina corporation headquartered in Myrtle Beach, South Carolina. TSFG issued 17,674,208 shares of TSFG’s common stock. Each share of Anchor Financial stock was exchanged for 2.175 shares of TSFG’s common stock. At March 31, 2000, Anchor Financial had total assets, loans and deposits of approximately $1.2 billion, $872.5 million and $1.0 billion, respectively. The Anchor Financial transaction has been accounted for as a pooling-of-interest combination, and accordingly, TSFG’s consolidated financial statements for all prior periods have been restated to include the accounts and results of operations of Anchor Financial, except for cash dividends declared per common share.

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

NOTE 6. RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 2002 and 2001 were $15.0 million and $7.0 million, respectively.

     At December 31, 2002, TSFG had no restricted cash. At December 31, 2001, TSFG had restricted cash totaling $66.0 million as collateral to secure advances from the FHLB.

NOTE 7. SECURITIES

     The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31 were as follows:

	2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Securities available for sale
U.S. Treasury	$253,061	$1,075	$15	$254,121
U.S. Government agencies	827,335	6,574	9	833,900
Mortgage-backed securities	1,175,383	18,262	565	1,193,080
State and municipals	55,706	716	20	56,402
Other investments	141,209	10,603	371	151,441

	$2,452,694	$37,230	$980	$2,488,944

Securities held to maturity
State and municipals	$82,789	$2,489	$10	$85,268
Other investments	103	—	—	103

	$82,892	$2,489	$10	$85,371

	2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Securities available for sale
U.S. Treasury	$531,115	$177	$28,101	$503,191
U.S. Government agencies	109,100	1,288	3,405	106,983
Mortgage-backed securities	808,960	10,119	1,842	817,237
State and municipals	11,922	225	55	12,092
Other investments	107,487	15,174	1,178	121,483

	$1,568,584	$26,983	$34,581	$1,560,986

Securities held to maturity
State and municipals	$80,729	$1,086	$40	$81,775
Other investments	103	—	—	103

	$80,832	$1,086	$40	$81,878

     The amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31, 2002, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Estimated fair value of securities was determined using quoted market prices.

	December 31, 2002

	Amortized	Estimated
	Cost	Fair Value

Securities available for sale
Due in one year or less	$233,208	$233,262
Due after one year through five years	188,085	192,505
Due after five years through ten years	570,323	575,970
Due after ten years	1,398,177	1,415,368
No contractual maturity	62,901	71,839

	$2,452,694	$2,488,944

Securities held to maturity
Due in one year or less	$11,774	$11,852
Due after one year through five years	39,826	41,263
Due after five years through ten years	30,997	31,961
Due after ten years	295	295

	$82,892	$85,371

     Gross realized gains, gross realized losses, and sale proceeds for available for sale securities (in thousands) for the years ended December 31 are summarized as follows. These net gains or losses are shown in noninterest income as gain (loss) on sale of available for sale securities and gain on equity investments.

	2002	2001	2000

Gross realized gains	$11,423	$5,055	$11,876
Gross realized losses	(5,303)	(637)	(8,048)

Net gain on available for sale securities	$6,120	$4,418	$3,828

Sale proceeds	$1,174,005	$370,099	$125,405

     In 2002, TSFG’s change in net unrealized holding gains on trading securities, which are included in earnings, totaled a loss of $1,000. In 2002, TSFG transferred $208.2 million of U.S. Treasury securities from available for sale securities to trading securities at fair value and recognized a $1.6 million unrealized gain at the time of transfer.

     Securities with approximate book and market values of $2.2 billion and $1.5 billion at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes.

     Carolina First Bank and Mercantile Bank, as members of the Federal Home Loan Bank (“FHLB”) of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans, select commercial loans secured by real estate, and FHLB advances. FHLB capital stock, which is included in other investments, is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2002 and 2001, Carolina First Bank owned a total of $39.3 million and $22.4 million in FHLB stock, respectively. At December 31, 2002 and 2001, Mercantile Bank owned a total of $3.7 million and $1.3 million in FHLB stock, respectively.

NOTE 8. OTHER INVESTMENTS

     At December 31, 2002, securities available for sale included the following other investments recorded at the estimated fair value indicated: 725,000 shares of common stock of NetBank, Inc. (“NetBank”) recorded at $7.0 million, investments in banks (excluding NetBank) recorded at $17.3 million, and other equity securities of $4.7 million. Other equity securities included 4,876,340 shares of common stock of Affinity recorded at $634,000. At December 31, 2002, CF Investment Company had invested approximately $1.2 million in a company specializing in electronic document management services and $502,000 in a paycard company. In addition, other investments in available for sale securities at December 31, 2002 included corporate bonds of $77.7 million and FHLB stock of $43.0 million.

     At December 31, 2001, securities available for sale included the following equity investments recorded at the estimated fair value indicated: 1,175,000 shares of common stock of NetBank recorded at approximately $12.3 million, investments in banks recorded at approximately $9.0 million, an investment in Rock Hill Bank recorded at approximately $4.6 million, and 4,876,340 shares of common stock of Affinity recorded at approximately $293,000. At December 31, 2001, CF Investment Company had invested approximately $1.4 million in a company specializing in electronic document management services. In addition, other investments in available for sale securities at December 31, 2001 included corporate bonds of $69.1 million, FHLB stock of $23.7 million, and other equity securities of $1.9 million.

NOTE 9. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a summary of loans outstanding by category (in thousands) at December 31:

	2002	2001

Commercial, financial and agricultural	$913,368	$742,218
Real estate—construction	570,265	532,037
Real estate—residential mortgages (1-4 family)	643,941	551,119
Commercial secured by real estate	1,765,103	1,400,466
Consumer	541,210	503,874
Lease financing receivables	124	536

Loans held for investment	4,434,011	3,730,250
Loans held for sale	67,218	6,513
Less allowance for loan losses	70,275	44,587

Net loans	$4,430,954	$3,692,176

Included in the above:
Nonaccrual loans	$63,590	$38,888

Loans past due 90 days still accruing interest	$5,414	$10,482

     Interest income recognized on nonaccrual loans during 2002, 2001, and 2000 was $134,000, $363,000, and $899,000, respectively.

     The following tables summarize information on impaired loans (in thousands), all of which are commercial loans on nonaccrual status, at and for the years ended December 31.

	2002	2001

Impaired loans (year end)	$61,206	$35,245
Related allowance (year end)	22,016	$5,397

	2002	2001	2000

Interest income recognized	$125	$355	$826
Foregone interest	2,973	$2,334	$1,297

     The average recorded investment in impaired loans for the years ended December 31, 2002, 2001, and 2000 was $42.3 million, $27.1 million, and $16.2 million, respectively. There were $4.7 million and $16.3 million of impaired loans without a specific allowance at December 31, 2002 and 2001, respectively. There were no restructured loans included in loans at December 31, 2002 and 2001.

     Changes in the allowance for loan losses (in thousands) were:

	2002	2001	2000

Balance at beginning of year	$44,587	$43,024	$33,756
Purchase accounting acquisitions	22,973	—	—
Allowance adjustment for loans sold	(12)	(230)	(252)
Provision for loan losses	22,266	22,045	23,378
Loans charged off	(23,556)	(23,154)	(16,073)
Recoveries of loans previously charged off	4,017	2,902	2,215

Balance at end of year	$70,275	$44,587	$43,024

     In 2001, TSFG securitized $112.2 million of mortgage portfolio loans and reclassed them to securities available for sale. In accordance with SFAS 140, no gain was recognized related to the securitization, and mortgage servicing rights of approximately $977,000 were recorded. TSFG subsequently sold $80.4 million of these mortgage-backed securities to outside third parties and recognized a gain on sale of $1.6 million. The gain is included in mortgage banking income in the consolidated statements of income for 2001. TSFG has no retained interest in the securities that were sold.

     TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate dollar amount of these loans was $21.3 million, $30.0 million, and $29.0 million at December 31, 2002, 2001, and 2000, respectively. During 2002, new loans of $7.2 million were made, and payments totaled $15.9 million. During 2001, new loans of $9.1 million were made, and payments totaled $8.1 million.

NOTE 10. PREMISES AND EQUIPMENT

     Premises and equipment at December 31 are summarized (in thousands) as follows:

	2002	2001

Land	$27,428	$17,001
Buildings	58,325	46,928
Furniture, fixtures and equipment	62,400	53,095
Capitalized software	14,395	11,045
Leasehold improvements	29,263	26,472
Impaired assets	1,072	1,205
Construction in progress	2,037	850

	194,920	156,596
Less accumulated depreciation and amortization	57,419	42,372

	$137,501	$114,224

     Depreciation and amortization of premises and equipment totaled $12.2 million, $11.2 million, and $10.1 million in 2002, 2001 and 2000, respectively. At December 31, 2002, there were no land and buildings pledged as collateral for long-term debt.

NOTE 11. LONG-LIVED ASSETS HELD FOR SALE

     At December 31, 2002 and 2001, TSFG’s premises and equipment included long-lived assets held for sale totaling $1.1 million and $1.2 million, respectively. At December 31, 2002, these assets consisted primarily of a significantly under occupied banking office building and land. In addition, at December 31, 2002 TSFG had a parcel of undeveloped land, which was classified in other assets as an asset held for sale, and recorded at its estimated net realizable value of $219,000. Carolina First Bank owns all of the impaired assets.

     In 2002, TSFG recorded a $1.4 million impairment loss from the write-down of assets, which is included in noninterest expenses. The impairment loss included a $1.2 million write-down of a significantly under occupied banking office building and land. The fair value for this property was determined by market prices for other similar properties located in this market. In addition, the write-down of assets included a $128,000 impairment loss on a parcel of undeveloped land held for sale. The fair value for this parcel was determined by an independent evaluation. The impairment loss also included $83,000 associated with subletting office space at less than the contractual lease rate and a $47,000 write-off of the leasehold improvements at a vacated leased banking office.

     In 2001, TSFG recorded an additional impairment loss of $243,000 to update the estimated net realizable value for impaired assets. The impairment loss included $82,000 for the write-down of land to fair value, $176,000 associated with subletting office space at less than the contractual lease rate, and a recovery of $15,000 for adjustments related to lease termination fees for abandoned locations. In 2001, TSFG had a $501,000 recovery, included in merger-related costs, from the sale of merger properties at prices higher than estimated.

     In 2000, TSFG recorded an impairment loss from the write-down of assets totaling $3.7 million and merger-related costs related to impairment of abandoned facilities totaling $2.8 million.

NOTE 12. INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, at December 31 are summarized as follows (in thousands):

	2002	2001

Goodwill	$224,312	$91,600
Core deposit premiums	26,873	14,545
Less accumulated amortization	(10,409)	(9,005)

	16,464	5,540

Customer list intangible	858	—
Less accumulated amortization	(24)	—

	834	—

Non-compete agreement intangible	663	—
Less accumulated amortization	(91)	—

	572	—

	$242,182	$97,140

     The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the year ended December 31, 2002:

	Carolina
	First	Mercantile
	Bank	Bank	Other	Total

Balance, December 31, 2001	$90,194	$—	$1,406	$91,600
Goodwill acquired during year	26,085	108,033	—	134,118
Impairment loss	—	—	(1,406)	(1,406)

Balance, December 31, 2002	$116,279	$108,033	$—	$224,312

     Amortization of intangibles totaled $1.4 million for core deposit premiums, $91,000 for non-compete agreement intangibles, and $24,000 for customer list intangibles in 2002. Amortization of intangibles totaled $1.3 million for core deposit premiums, $263,000 for unidentifiable intangible assets from branch purchases, and $4.2 million for goodwill in 2001. Amortization of intangibles totaled $1.6 million for core deposit premiums, $263,000 for unidentifiable intangible assets from branch purchases, and $4.6 million for goodwill in 2000.

     The estimated amortization expense for core deposit premiums for the years ended December 31 is as follows: $2.6 million for 2003, $2.2 million for 2004, $1.9 million for 2005, $1.7 million for 2006, $1.7 million for 2007, and an aggregate of $6.4 million for all the years thereafter. The estimated amortization expense for customer list intangibles is $86,000 for the years ended December 31, 2003 to 2007 and an aggregate of $404,000 for all the years thereafter. The estimated amortization expense for non-compete agreement intangibles is $133,000 for the years ended December 31, 2003 to 2006 and $40,000 for 2007.

NOTE 13. MORTGAGE SERVING RIGHTS

     The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”) (in thousands), which are included in other assets, for the years ended December 31. The aggregate fair value of capitalized MSRs at December 31, 2002 and 2001 was $4.4 million and $8.9 million, respectively.

	2002	2001

Balance at beginning of year	$8,865	$20,655
MSRs purchased	129	5,664
MSRs capitalized	—	980
MSRs amortized	(3,773)	(4,637)
MSRs sold	(132)	(12,728)
MSRs impaired	(703)	(1,069)

Balance at end of year	$4,386	$8,865

     At December 31, 2002 and 2001, the valuation allowance for capitalized MSRs totaled $1.8 million and $1.1 million, respectively. In 2002 and 2001, TSFG recorded $703,000 and $1.1 million for impairment losses from the valuation of MSRs, respectively.

     The estimated amortization expense for MSRs for the years ended December 31 is as follows: $3.4 million for 2003, $1.0 million for 2004, and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     At December 31, 2002, the fair value of derivative assets totaled $6.6 million and was related to derivatives with no hedging designation and fair value hedges. At December 31, 2002, the fair value of derivative liabilities totaled $369,000 for cash flow hedges and $680,000 for futures, options, and other derivatives, which do not qualify for hedge accounting under SFAS 133. In 2002, losses on derivative contracts, included in noninterest income, totaled $22,000 for changes in fair value related to derivatives with no hedging designation and $680,000 for futures, options, and other derivatives, which do not qualify for hedge accounting under SFAS 133. During 2002, unrealized gains on cash flow hedges totaling $318,000 (net of related income taxes of $187,000) were recognized in other comprehensive income. In 2002, there were no gains or losses which were reclassified from other comprehensive income to the consolidated income statement as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur. In addition, for 2002, the amount of ineffectiveness from TSFG’s cash flow hedges was not significant. Based on the current interest rate environment and the maturity dates of the cash flow hedged instruments, substantially all of the existing gains and losses which are included in accumulated other comprehensive income are expected to be reclassified to the consolidated income statement within the next 12 months.

     At January 1, 2001, upon the adoption of SFAS No. 133, TSFG had the following derivative instruments, which were recorded on TSFG’s consolidated balance sheet: a warrant to purchase shares of common stock of Affinity Technology Group, Inc. (“Affinity Warrant”), interest rate swap agreements and fixed rate conforming residential mortgage loan commitments. TSFG has identified no embedded derivative instruments requiring separate accounting treatment.

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

     For the year ended December 31, 2001, changes in the fair value of interest rate swaps that qualify as cash flow hedges totaled a loss of $506,000 (net of related income tax benefit of $297,000) and were recorded through other comprehensive income. The maximum length of time over which cash flow hedges are hedging the variability of future cash flows associated with forecasted transactions is less than two years. In 2001, the amount of ineffectiveness from TSFG’s fair value and cash flow hedges was not significant.

     At December 31, 2001, the fair value of derivative assets totaled $926,000 and was related to derivatives with no hedging designation and fair value hedges. At December 31, 2001, the fair value of derivative liabilities totaled $873,000 and was attributable to cash flow hedges.

NOTE 15. DEPOSITS

     Deposits at December 31 are summarized as follows (in thousands):

	2002	2001

Noninterest-bearing demand deposits	$743,174	$524,437
Interest-bearing checking	679,747	618,236
Money market accounts	1,017,095	758,243
Savings accounts	156,204	112,227
Time deposits under $100,000	1,428,377	1,066,581
Time deposits of $100,000 or more	567,913	525,531

	$4,592,510	$3,605,255

     Maturities of time deposits at December 31, 2002 are as follows (in thousands):

2003	$1,409,909
2004	371,207
2005	143,902
2006	10,292
2007	15,699
Thereafter	45,281

$1,996,290

NOTE 16. INCOME TAXES

     Total income tax expense (benefit) (in thousands) for the years ended December 31, 2002, 2001, and 2000 were as follows:

	2002	2001	2000

Income from continuing operations	$28,972	$22,422	$3,751
Dividends on minority interest in consolidated subsidiary	(1,903)	(818)	—
Cumulative effect of a change in accounting principle	—	152	—
Shareholders’ equity:
Change in unrealized gains (losses) on fair value of cash flow hedges	187	(323)	—
Change in unrealized gains (losses) on available for sale securities	13,912	(5,599)	5,970

	$41,168	$15,834	$9,721

     Income tax expense attributable to income from continuing operations (“income tax expense”) (in thousands) for the years ended December 31, 2002, 2001, and 2000 consisted of the following:

	2002	2001	2000

Current
U.S. Federal	$28,305	$21,231	$9,405
State and local	2,116	1,876	218

	30,421	23,107	9,623
Deferred
U.S. Federal	(1,814)	(339)	(5,593)
State and local	365	(346)	(279)

	(1,449)	(685)	(5,872)

Total income tax expense	$28,972	$22,422	$3,751

     Income tax expense differed from the amounts computed by applying TSFG’s statutory U.S. federal income tax rate of 35% for 2002, 2001 and 2000 to pretax income from continuing operations as a result of the following (in thousands):

	2002	2001	2000

Income tax expense at federal statutory rate	$32,475	$22,889	$3,759
State income tax, net of federal benefit	1,569	1,589	(341)
Increase (decrease) resulting from:
Nontaxable municipal interest	(1,425)	(1,258)	(1,022)
Bank-owned life insurance	(2,600)	(2,523)	(1,449)
Nondeductible goodwill amortization	—	2,707	1,585
Nondeductible merger-related costs	—	—	2,858
Income tax loss on disposition of subsidiary stock	—	—	(2,560)
Subsidiary stock, recognition of basis difference	(3,027)	(3,027)	—
Low-income housing income tax credit	(100)	(100)	(100)
Change in federal and state valuation allowance for deferred income tax assets	1,402	624	302
Other, net	678	1,521	719

	$28,972	$22,422	$3,751

     The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities at December 31 are presented below (in thousands):

	2002	2001

Deferred income tax assets
Unrealized losses on securities available for sale	$—	$2,044
Loan loss allowance deferred for income tax purposes	17,081	16,491
Excess basis of intangible assets for financial reporting purposes over income tax basis	—	2,429
Unrealized losses on cash flow hedges	136	323
Compensation expense deferred for income tax reporting purposes	6,454	4,137
Charitable contribution carryforward	—	2,416
Federal capital loss carryforward	2,773	1,739
State net operating loss carryforwards	973	1,036
Alternative minimum income tax credit carryforward	—	621
Other	2,321	576

	29,738	31,812
Less valuation allowance	3,688	2,286

	26,050	29,526

Deferred income tax liabilities
Unrealized gains on securities available for sale	11,868	—
Income tax bad debt reserve recapture adjustment	66	805
Income tax depreciation in excess of book depreciation	5,136	4,386
Gain on fair value of derivative deferred for income tax reporting purposes	152	152
Excess basis of intangible assets for income tax basis over financial reporting purposes	469	—
Excess carrying value of assets acquired for financial reporting purposes over income tax basis	7,274	4,544
Employee benefits deduction accelerated for income tax reporting purposes	162	259
Other	312	176

	25,439	10,322

Net deferred income tax assets	$611	$19,204

Changes in net deferred income tax assets were (in thousands):
Balance at beginning of year	$19,204	$12,597
Purchase accounting acquisitions	(5,943)	—
Income tax (expense) benefit from change in unrealized gains on available for sale securities	(13,912)	5,599
Income tax (expense) benefit from change in fair values on cash flow hedges	(187)	323
Deferred income tax benefit on continuing operations	1,449	685

Balance at end of year	$611	$19,204

     At December 31, 2002, TSFG has net operating loss carryforwards for state income tax purposes of $22.2 million available to offset future taxable state income, if any, through 2022. TSFG also has capital loss carryforwards for federal income tax purposes of $7.9 million, which are available to reduce future taxable federal capital gains, if any, through 2007.

     The valuation allowance for deferred income tax assets as of January 1, 2002 and 2001 was $2.3 million and $1.7 million, respectively. The net change in the valuation allowance relative to state net operating loss carryforwards and net deferred state income tax assets for the years ended December 31, 2002 and 2001 was an increase of $44,000 and a decrease of $595,000, respectively. The net change in valuation allowance relative to federal capital loss carryforwards for the years ended December 31, 2002 and 2001 was an increase of $1.4 million and $1.2 million, respectively.

     In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and income tax planning strategies in making this assessment. In order to fully realize the deferred income tax assets, TSFG will need to generate future taxable income prior to the expiration of the deferred income tax assets governed by the income tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred income tax assets are deductible, management believes it more likely than not TSFG will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The Internal Revenue Service is currently examining TSFG’s 2000 and 1999 federal income tax returns.

NOTE 17. SHORT-TERM BORROWED FUNDS

     Short-term borrowings and their related weighted average interest rates at December 31 were (in thousands):

	2002		2001

	Amount	Rate	Amount	Rate

Federal funds purchased and repurchase agreements	$1,110,840	1.30%	$1,269,538	1.63%
FHLB advances	29,600	1.73	98,000	2.09
Treasury, tax and loan note	14,444	0.99	25,060	1.62
Commercial paper	37,609	3.18	26,902	4.55

	$1,192,493	1.37%	$1,419,500	1.72%

     Repurchase agreements represent overnight and short-term borrowings by Carolina First Bank and Mercantile Bank collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers. The approximate cost and fair value of these securities at December 31, 2002 were $817.9 million and $829.5 million, respectively. FHLB advances represent borrowings from the FHLB of Atlanta by Carolina First Bank and Mercantile Bank pursuant to lines of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences, select commercial loans secured by real estate mortgage-backed securities, and restricted cash. These advances have an initial maturity of one year or less with interest payable monthly.

     The maximum short-term borrowings outstanding at any month end were (in thousands):

	2002	2001

Federal funds purchased and repurchase agreements	$1,521,495	$1,269,538
FHLB advances	29,600	98,000
Treasury, tax and loan note	25,697	25,610
Note payable to unaffiliated bank	—	15,000
Commercial paper	40,559	30,589
Aggregate short-term borrowings	1,603,147	1,419,500

     Average short-term borrowings during 2002, 2001, and 2000 were $1.4 billion, $763 million, and $457 million, respectively. The average interest rate on short-term borrowings during 2002, 2001, and 2000 were 1.53%, 3.32%, and 6.14%, respectively.

     Interest expense on short-term borrowings for the years ended December 31 related to the following (in thousands):

	2002	2001	2000

Federal funds purchased and repurchase agreements	$19,888	$21,187	$12,017
FHLB advances	642	2,434	15,713
Treasury, tax and loan note	133	398	267
Commercial paper	1,312	1,099	18
Note payable to unaffiliated bank	—	224	28

	$21,975	$25,342	$28,043

NOTE 18. UNUSED LINES OF CREDIT

     At December 31, 2002, the Subsidiary Banks had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $342.7 million (which are withdrawable at the lender’s option). These lines of credit are generally available on a one-to-ten day basis for funding short-term liquidity needs by the Subsidiary Banks. At December 31, 2002, the Subsidiary Banks had $488.2 million of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge.

     At December 31, 2002, the parent company had an unused short-term line of credit totaling $10.0 million (which is withdrawable at the lender’s option and matures June 30, 2003) at a variable interest rate of one-month LIBOR plus 200 basis points.

     The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are either in place or are being finalized for the Subsidiary Banks to meet emergency funding needs. At December 31, 2002, the Subsidiary Banks had qualifying collateral to secure advances up to $456.2 million none of which was outstanding.

NOTE 19. LONG-TERM DEBT

     Long-term debt at December 31 consisted of the following (in thousands):

	2002	2001

FHLB advances; fixed interest rates ranging from 1.43% to 6.91% due from 2003 to 2011; collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences valued at $211.8 million, select commercial loans secured by real estate valued at $31.9 million, and mortgage-backed securities valued at $648.6 million; initial maturity of one year or greater; interest payable quarterly	$806,920	$371,290
Repurchase agreements; fixed and variable rates ranging from 1.35% to 3.93% due from 2007 to 2012; collateralized by securities of the United States government or its agencies valued at $403.9 million, which are held by third-party safekeepers; interest payable quarterly	400,000	—
9.00% Subordinated Notes; due September 1, 2005; unsecured; interest payable quarterly; redeemable at the option of the Company at any time after September 1, 2001 at par	—	26,344
6.33% Subordinated Notes; due December 20, 2006; unsecured; interest payable semi-annually of each year and at maturity; balance can be prepaid on December 20, 2001 at par plus accrued and unpaid interest	6,000	6,000
8.60% Subordinated Notes; due December 1, 2003; unsecured; interest payable semi- annually of each year and at maturity; balance cannot be prepaid prior to its final maturity	5,000	5,000
Employee stock ownership plan note payable to Centura Bank; due July 23, 2007; Collateralized by approximately 60,000 shares of TSFG stock valued at approximately $1.2 million; interest at Centura Bank’s prime rate less 1.25% with monthly principal payments of $25,000	1,400	1,675
Note payable; interest at 12.50% due December 31, 2012; collateralized by a United States treasury note valued at $2.3 million; with current annual payments of approximately $125,000	968	985

	1,220,288	411,294
Purchase accounting premiums, net of amortization	1,223	—

	$1,221,511	$411,294

Required annual principal payments for the five years subsequent to December 31, 2002 are as follows (in thousands):

2003	$27,245
2004	45,328
2005	5,331
2006	16,335
2006	600,239
Thereafter	525,810

$1,220,288

     Debt issuance costs, net of accumulated amortization, from subordinated notes totaled $10,000 and $461,000 at December 31, 2002 and 2001, respectively, and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from subordinated notes totaled $97,000 and $157,000 in 2002 and 2001 and is reported in other noninterest expense on the consolidated statements of income.

     During the years ended December 31, 2002 and 2001, TSFG recognized losses on the early extinguishment of debt totaling $354,000 and $3.1 million, respectively. Such losses are included in other noninterest expenses. The loss for 2002 consisted of the write-off of unamortized issue costs due to the full redemption of $26.3 million of 9% subordinated debt due September 1, 2005 at par value. The loss for 2001 related to prepayment penalties for FHLB advances totaling $54.3 million with fixed interest rates ranging from 5.41% to 7.21% due in years 2002 to 2008.

NOTE 20. DEBT ASSOCIATED WITH TRUST PREFERRED SECURITIES

     On October 29, 2002, South Financial Capital Trust III (the “Capital Trust III”), a wholly-owned subsidiary of TSFG, issued and sold floating rate securities having an aggregate liquidation amount of $22.0 million (the “Capital Securities III”) to institutional buyers in a pooled trust preferred issue. The Capital Securities III generated gross proceeds of $22.0 million. The Capital Trust III loaned these proceeds to the parent company to use for general corporate purposes. The debt associated with trust preferred securities qualifies as tier 1 capital under Federal Reserve Board guidelines. Issuance costs from the October 29, 2002 sale totaled $680,000.

     The Capital Securities III accrue and pay distributions semi-annually at a rate per annum equal to 90-day LIBOR plus 345 basis points. This rate may not exceed 12.5% through November 2007. The distributions payable on the Capital Securities III are cumulative and payable quarterly in arrears. TSFG has the right, subject to events of default, to defer payments of interest on the Capital Securities III for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of November 7, 2032. TSFG has no current intention to exercise its right to defer payments of interest on the Capital Securities III.

     The Capital Securities III are mandatorily redeemable upon maturity on November 7, 2032. TSFG has the right to redeem the Capital Securities III in whole or in part, on or after November 7, 2007. If the Capital Securities III are redeemed on or after November 7, 2007, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, TSFG may redeem the Capital Securities III in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

     On July 30, 2002, South Financial Capital Trust II (the “Capital Trust II”), a wholly-owned subsidiary of TSFG, issued and sold floating rate securities having an aggregate liquidation amount of $17.5 million (the “Capital Securities II”) to institutional buyers in a pooled trust preferred issue. The Capital Securities II generated gross proceeds of $17.5 million. The Capital Trust II loaned these proceeds to the parent company to use for general corporate purposes. Issuance costs from the July 30, 2002 sale totaled $574,000. The debt associated with trust preferred securities qualifies as tier 1 capital under Federal Reserve Board guidelines.

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

     On July 11, 2002, TSFG Capital Trust 2002-A (the “Capital Trust 2002-A”), a wholly-owned subsidiary of TSFG, issued and sold floating rate securities having an aggregate liquidation amount of $25.0 million (the “Capital Securities 2002-A”) to institutional buyers in a pooled trust preferred issue. The Capital Securities 2002-A generated gross proceeds of $25.0 million. The Capital Trust 2002-A loaned these proceeds to the parent company to use for general corporate purposes. Issuance costs from the July 11, 2002 sale totaled $750,000. The debt associated with trust preferred securities qualifies as tier 1 capital under Federal Reserve Board guidelines.

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

     On November 28, 2001, South Financial Capital Trust I (the “Capital Trust”), a wholly-owned subsidiary of TSFG, issued and sold 31,000 floating rate securities, with a $1,000 liquidation amount per security, (the “Capital Securities”) to institutional buyers in a pooled trust preferred issue. The Capital Securities generated gross proceeds of $31.0 million. The Capital Trust loaned these proceeds to TSFG to use for general corporate purposes. Issuance costs from the November 28, 2002 sale totaled $988,000. The debt associated with trust preferred securities qualifies as tier 1 capital under Federal Reserve Board guidelines.

     The Capital Securities accrue and pay distributions semi-annually at a rate per annum equal to six-month LIBOR plus 375 basis points, which was 5.73% at December 31, 2002. This rate may not exceed 11% through December 2006. The distribution rate payable on the Capital Securities is cumulative and payable semi-annually in arrears. TSFG has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 10 consecutive semi-annual periods, provided that no extension period may extend beyond the maturity date of December 8, 2031. TSFG has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

     Debt issuance costs, net of accumulated amortization, from debt associated with trust preferred securities totaled $2.9 million at December 31, 2002 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from debt associated with trust preferred securities totaled $57,000 for 2002 and is reported in other noninterest expense on the consolidated statements of income.

NOTE 21. MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

     Carolina First Mortgage Loan Trust (the “REIT”) is a majority-owned subsidiary of SCOREIT, Inc., which is a wholly-owned subsidiary of Carolina First Bank that holds real estate-related assets, including mortgage loans. Carolina First Bank is a wholly-owned banking subsidiary of TSFG. SCOREIT, Inc.’s ownership in the REIT is evidenced by common and preferred equity. On June 11, 2002, Carolina First Bank sold 131 shares of the REIT’s Series 2000A Cumulative Fixed Rate Preferred Shares (the “Series A Trust Preferred Stock”) and 385 shares of the REIT’s Series 2002C Cumulative Floating Rate Preferred Shares (the “Series C Trust Preferred Stock”) to institutional buyers. On June 8, 2001, Carolina First Bank sold 250 shares of the REIT’s Series 2000B Cumulative Floating Rate Preferred Shares (the “Series B Trust Preferred Stock”) to an institutional buyer. On February 22, 2001, Carolina First Bank sold 132 shares of the Series A Trust Preferred Stock to an institutional buyer. The Series A Trust Preferred Stock, Series B Trust Preferred Stock, and Series C Trust Preferred Stock have a stated value of $100,000 per share. Proceeds to Carolina First Bank from these sales totaled $49.2 million, net of issuance costs totaling $2.4 million in 2002, $37.0 million, net of $1.2 million in issuance costs in 2001, and are reported as minority interest in consolidated subsidiary on the consolidated balance sheet. The minority interest in consolidated subsidiary qualifies as capital under Federal Reserve Board guidelines.

     Dividends on the Series A Trust Preferred Stock, Series B Trust Preferred Stock, and Series C Trust Preferred Stock are cumulative, and will accrue whether or not the Carolina First Mortgage Loan Trust has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared. The dividends for the Series A Trust Preferred Stock are computed at a rate per annum equal to 11.125% of the stated value and are payable quarterly. The dividends for the Series B Trust Preferred Stock are computed at a rate per annum equal to three month LIBOR plus 300 basis points of the stated value and are payable quarterly. The dividends for the Series C Trust Preferred Stock are computed at a rate per annum equal to three month LIBOR plus 350 basis points of the stated value and are payable quarterly.

     The shares of Series A Trust Preferred Stock are mandatorily redeemable on January 31, 2031 and are not subject to optional redemption provisions other than in connection with a tax event or capital event (as defined in the terms of the Series A Trust Preferred Stock). After the occurrence of a tax event or capital event, TSFG may redeem all or a portion of the Series A Trust Preferred Stock at a redemption price equal to the greater of (i) the liquidation value of $100,000 per share or (ii) the sum of the present values of the liquidation value and remaining dividends up to January 31, 2031, discounted to the actual redemption date at a discount rate (as defined in the terms of the Series A Trust Preferred Stock).

     The shares of Series B Trust Preferred Stock are mandatorily redeemable on January 31, 2011, or upon earlier redemption as described below. TSFG has the right to redeem the Series B Trust Preferred Stock in whole or in part, on or after December 8, 2005, on any quarterly dividend payment date, at a redemption price equal to the liquidation value ($100,000 per share). After the occurrence of a tax event or capital event (as defined in the terms of the Series B Trust Preferred Stock), TSFG may redeem all or a portion of the Series B Trust Preferred Stock at a redemption price equal to 101% of the liquidation value if the redemption is prior to December 8, 2005 or 100% of the liquidation value thereafter.

     The shares of Series C Trust Preferred Stock are mandatorily redeemable on May 31, 2012, or upon earlier redemption as described below. TSFG has the right to redeem the Series C Trust Preferred Stock in whole or in part, on or after May 31, 2007, on any quarterly dividend payment date, at redemption price equal to the liquidation value ($100,000 per share). After the occurrence of a tax event or capital event (as defined in the terms of the Series C Trust Preferred Stock), TSFG may redeem all or a portion of the Series C Trust Preferred Stock at a redemption price equal to 101% of the liquidation value if the redemption is prior to May 31, 2007 or 100% of the liquidation value thereafter.

     The dividends earned by institutional holders of the Series A Trust Preferred Stock, the Series B Trust Preferred Stock, and the Series C Trust Preferred Stock for the year ended December 31, 2002 amounted to $3.3 million (net of related income taxes of $1.9 million). These dividends and the amortization of issuance costs, which totaled $141,000 pre-tax for the year ended December 31, 2002, are expensed on TSFG’s consolidated statement of income as minority interest in consolidated subsidiary. The dividends earned by institutional holders of the Series A Trust Preferred Stock and the Series B Trust Preferred Stock from February 22, 2001 to December 31, 2001 amounted to $1.4 million (net of related income taxes of $818,000) and were expensed on TSFG’s consolidated statement of income as minority interest in consolidated subsidiary.

NOTE 22. COMMITMENTS AND CONTINGENT LIABILITIES

     TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG’s consolidated financial position or results of operations.

     TSFG identified a potential contingent liability related to certain Rock Hill Bank trust accounts at the purchase date. Any liability recorded would increase the goodwill recorded.

     On November 4, 1996, a derivative shareholder action was filed in the South Carolina Circuit Court for Greenville County against TSFG and several of its officers. This lawsuit has been described in previous public filings of TSFG. This lawsuit was settled in January 2003 for the payment by TSFG of $24,000.

NOTE 23. LEASE COMMITMENTS

     Minimum rental payments under noncancelable operating leases at December 31, 2002 are as follows (in thousands):

2003	$10,581
2004	9,924
2005	9,056
2006	7,226
2007	7,023
Thereafter	67,701

$111,511

     Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $9.0 million, $8.5 million, and $9.5 million in 2002, 2001, and 2000, respectively. The leases typically provide that the lessee pay property taxes, insurance and maintenance cost.

NOTE 24. CAPITAL STOCK

     TSFG has a stock purchase program with authorization to repurchase up to 5.1 million shares as of December 31, 2002. In connection with the program, TSFG has repurchased 4,535,690 shares, including 2,141,907 shares purchased during 2002. Subsequent to year end, in February 2003, TSFG increased the authorization by one million shares.

     In connection with its share repurchase program, TSFG has entered into share repurchase agreements with third parties. TSFG structured such agreements so as to account for the repurchase as equity in accordance with Emerging Issues Task Force (“EITF 00-19”). Fluctuations in the value of TSFG’s common stock were not recognized in TSFG’s consolidated financial statements. The agreements settle in either cash or TSFG shares, and the diluted earnings per share calculations include the potential common shares that would be issued pursuant to such agreements.

     In September 2002, TSFG entered into a share repurchase agreement with a third party for 1.1 million shares of its common stock. TSFG expects to settle with the counterparty during the first quarter of 2003 based on the average of TSFG’s stock price during the term of the agreement. The transaction is required to be settled in shares per the terms of the agreement.

     In March 2002, TSFG entered into a share repurchase agreement with a third party for 1.0 million shares of its common stock. The transaction settled in September 2002 by TSFG issuing 93,693 shares of TSFG stock to the counterparty based on the average of TSFG’s stock price during the term of the agreement.

     In September 2001, TSFG entered into a share repurchase agreement with a third party for 1.0 million shares of its common stock. The transaction settled in February 2002 with a $2.8 million payment by TSFG to the counterparty based on the average of TSFG’s stock price during the term of the agreement.

     In December 2000, TSFG entered into a share repurchase agreement with a third party for 500,000 shares of its common stock. The transaction settled in March 2001 with a $1.1 million payment by TSFG to the counterparty based on the average of TSFG’s stock price during the term of the agreement.

     TSFG has a Dividend Reinvestment Plan, which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.

NOTE 25. AVERAGE SHARE INFORMATION

     The following is a summary of the basic and diluted average common shares outstanding for the years ended December 31:

	2002	2001	2000

Basic
Average common shares outstanding (denominator)	41,714,994	42,098,395	42,907,960

Diluted
Average common shares outstanding	41,714,994	42,098,395	42,907,960
Dilutive potential common shares	999,944	725,118	642,632

Average diluted shares outstanding (denominator)	42,714,938	42,823,513	43,550,592

     The following options were outstanding for the years ended December 31 but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

2002		2001		2000

Number	Range of	Number	Range of	Number	Range of
of shares	Exercise Prices	of shares	Exercise Prices	of shares	Exercise Prices

472,150	$21.00 to $21.51	551,209	$16.64 to $18.73	502,843	$13.88 to $16.88
454,145	$21.56 to $23.05	675,067	$19.58 to $22.34	642,095	$17.50 to $22.34
390,467	$23.13 to $31.26	404,059	$23.13 to $31.26	433,542	$23.13 to $31.26

NOTE 26. RESTRICTION OF DIVIDENDS FROM SUBSIDIARIES

     The ability of TSFG to pay cash dividends over the long term is dependent upon receiving cash in the form of dividends from its subsidiaries. South Carolina’s banking regulations restrict the amount of dividends that Carolina First Bank can pay. All dividends paid from Carolina First Bank are payable only from the net income of the current year, unless prior regulatory approval is granted. The Florida statutes permit Mercantile Bank to pay dividends from the net income of the current period combined with retained earnings of the preceding two years without prior approval of Mercantile Bank’s regulatory agency with certain limitations. Capital adequacy considerations could further limit the availability of dividends from the Subsidiary Banks.

     The terms for the Series A Trust Preferred Stock, Series B Trust Preferred Stock, and Series C Trust Preferred Stock include certain asset coverage and cash flow tests, which, if triggered, may prohibit the REIT from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

NOTE 27. REGULATORY CAPITAL REQUIREMENTS

     TSFG and the Subsidiary Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on TSFG’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, TSFG and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. TSFG’s and the Subsidiary Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require TSFG and the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2002, that TSFG and the Subsidiary Banks met all capital adequacy requirements.

     As of December 31, 2002, the most recent notification from federal banking agencies categorized TSFG and the Subsidiary Banks as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” the Subsidiary Banks must maintain minimum total risk-based capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table. Since December 31, 2002, there have been no events or conditions that management believes have changed the Subsidiary Banks’ categories.

     TSFG’s and the Subsidiary Banks’ capital levels at December 31 exceeded the “well capitalized levels,” as shown below (dollars in thousands):

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions

	2002	2001	2002	2001	2002	2001

TSFG
Tier 1 capital	$500,701	$409,629	$217,484	$175,133	N/A	N/A
Total risk-based capital	633,600	500,294	434,967	350,266	N/A	N/A
Tier 1 capital ratio	9.21%	9.36%	4.00%	4.00%	N/A	N/A
Total risk-based capital ratio	11.66	11.43	8.00	8.00	N/A	N/A
Leverage ratio	7.15	7.17	4.00	4.00	N/A	N/A
Carolina First Bank
Tier 1 capital	$337,232	$338,315	$165,218	$147,812	$247,827	$221,718
Total risk-based capital	475,275	412,013	330,436	295,623	413,045	369,529
Tier 1 capital ratio	8.17%	9.16%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	11.52	11.15	8.00	8.00	10.00	10.00
Leverage ratio	5.89	6.74	4.00	4.00	5.00	5.00
Mercantile Bank
Tier 1 capital	$128,858	$64,408	$53,187	$27,574	$79,781	$41,360
Total risk-based capital	177,849	72,051	106,375	55,147	132,969	68,934
Tier 1 capital ratio	9.69%	9.34%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	13.38	10.45	8.00	8.00	10.00	10.00
Leverage ratio	9.71	8.57	4.00	4.00	5.00	5.00

Note 28. Lending Commitments

     In the normal course of business, to meet the financing needs of its customers, TSFG is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, standby letters of credit, repurchase agreements, and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     TSFG’s exposure to credit loss in the event of non-performance by the other party to the financial instrument is represented by the contractual amount of those instruments. TSFG uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. TSFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by TSFG upon extension of credit, is based on management’s credit evaluation.

     Unfunded loan commitments and letters of credit at December 31, 2002 were approximately $937.9 million and included the following (in thousands):

Loan commitments:
Commercial, financial and agricultural	$430,568
Commercial secured by real estate	243,810
Home equity loans	174,575
Standby letters of credit	57,085
Documentary letters of credit	13,516
Unused business credit card lines	18,352

     The total portfolios of loans serviced or subserviced for non-affiliated parties at December 31, 2002 and 2001 were $476.8 million and $687.5 million, respectively.

     Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party or obligates TSFG to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, generally, drafts will be drawn only when the underlying event fails to occur as intended. TSFG can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually for one year or less. At December 31, 2002, TSFG has recorded no liability for the current carrying amount of the obligation to perform as a guarantor, and no contingent liability is considered necessary, as such amounts are not considered material. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2002 was $57.1 million.

NOTE 29. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2002, 2001 and 2000, lease payments aggregating approximately $25,000, $25,000 and $27,000, respectively, were made to affiliates of directors or companies in which certain directors have an interest. These lease payments were made in the ordinary course of business and were on terms comparable to those, which would have been obtained between unrelated parties.

     At December 31, 2002 and 2001, TSFG had loans to TSFG directors, directors of its subsidiaries, executive officers, and associates of such persons, totaling $21.3 million and $30.0 million, respectively. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. See Note 9 for further details.

NOTE 30. STOCK COMPENSATION PLANS

     TSFG has a Restricted Stock Plan for awards to certain key employees. Under the Restricted Stock Plan, TSFG may grant Common Stock to its employees for up to 750,000 shares of common stock to its employees. All shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. At December 31, 2002, there were 40,120 shares (adjusted for stock dividends and split) of restricted stock outstanding with a weighted-average fair value of $18.12 computed as of the grant dates. In addition, as of December 31, 2002, TSFG has issued 395,653 shares under the Restricted Stock Plan, which have already vested. Compensation expense related to the Restricted Stock Plan was $2.1 million in 2002, $671,000 in 2001, and $1.9 million in 2000.

     TSFG has a Stock Option Plan, a Directors’ Stock Option Plan, and options acquired from acquisitions (collectively referred to as stock-based option plans). Under the Stock Option Plan, TSFG may grant options to its employees for up to 3,700,000 shares of Common Stock. The exercise price of each option either equals or exceeds the fair market value of TSFG’s Common Stock on the date of grant. Options issued to employees under the Stock Option Plan are typically exercisable on a cumulative basis for either 20% of the shares on each of the first five anniversaries of the grant or 25% of the shares on each of the first four anniversaries of the grant. Under the Directors’ Stock Option Plan, TSFG may grant options to its non-employee directors for up to 500,000 shares of Common Stock. The exercise price of each directors’ option equals the fair market value of TSFG’s Common Stock on the date of grant. Options issued to directors under the Directors’ Stock Option Plan vest immediately on the grant date.

     TSFG applies APB Opinion 25 in accounting for the stock-based option plans, which are described in the preceding paragraph. Accordingly, no compensation expense has been recognized for the stock-based option plans. Had compensation cost been recognized for the stock-based option plans applying the fair-value-based method as prescribed by SFAS 123, TSFG’s net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table for the years ended December 31 (dollars in thousands, except share data):

	2002	2001	2000
Net income
Net income, as reported	$59,158	$41,892	$6,989
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of related tax effect	2,277	1,379	1,360

Pro forma net income	$56,881	$40,513	$5,629

Basic earnings per share
As reported	$1.42	$1.00	$0.16
Pro forma	1.36	0.96	0.13
Diluted earnings per share
As reported	$1.38	$0.98	$0.16
Pro forma	1.33	0.95	0.13

     The effects of applying SFAS 123 may not be representative of the effects on reported net income in future years.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.8% for 2002, 2.6% for 2001, and 2.5% for 2000; expected volatility of 29% for 2002, 38% for 2001, and 55% for 2000; risk-free interest rate of 4.19%, 4.62%, and 5.94% for 2002, 2001, and 2000, respectively; and expected lives of 8 years for 2002, and 5 years for 2001 and 2000. Compensation expense is recognized using the straight-line method over the vesting period in the pro forma calculations.

     The following is a summary of the activity under the stock-based option plans for the years 2002, 2001, and 2000.

	2002		2001		2000

	Weighted		Weighted		Weighted
	Average		Average		Average
	Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, January 1	3,223,162	$15.63	3,048,813	$14.62	2,746,316	$14.18
Granted:
Price = Fair Value	675,597	20.64	436,329	17.94	697,363	13.16
Price > Fair Value	—	—	110,600	19.81	—	—
Price < Fair Value (from acquisitions)	539,217	8.10	—	—	—	—
Cancelled	(133,563)	17.65	(175,617)	18.12	(168,221)	15.46
Exercised	(341,895)	7.99	(196,963)	5.32	(226,645)	4.21

Outstanding, December 31	3,962,518	$16.05	3,223,162	$15.63	3,048,813	$14.62

Exercisable, December 31	2,631,337	$14.79	1,954,415	$14.25	1,781,095	$12.43

Weighted-average fair value of options granted during the year		$5.90		$6.18		$5.74

     The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	of Option	Remaining	Average	of Option	Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices Low/High Outstanding	Outstanding	Life (in yrs.)	Price	Exercisable	Price

$0.41/$7.06	717,466	2.9	$5.29	717,466	$5.29
$7.21/$13.04	502,849	6.2	10.84	394,033	10.63
$13.16/$15.69	525,474	6.3	14.26	352,203	14.48
$15.73/$20.50	899,967	7.9	18.22	371,047	17.92
$20.56/21.91	545,442	8.3	21.39	152,626	21.48
$22.34	277,675	6.5	22.34	199,257	22.34
$22.54/$24.79	308,675	6.6	23.89	263,885	24.01
$24.84/$31.26	184,970	5.0	28.19	180,820	28.23

	3,962,518	6.3	$16.05	2,631,337	$14.79

NOTE 31. EMPLOYEE BENEFITS

     TSFG maintains the Carolina First Salary Reduction Plan and Trust (“401(k) Plan”) for all eligible employees. Upon ongoing approval of the Board of Directors, TSFG matches employee contributions equal to six percent of compensation subject to certain adjustments and limitations. Anchor Financial also had a similar 401(k) Plan, which was consolidated with TSFG’s Plan following the merger. Contributions of $2.3 million, $2.3 million, and $2.4 million were charged to operations in 2002, 2001, and 2000, respectively.

     TSFG maintains the Carolina First Employee Stock Ownership Plan (“ESOP”) for all eligible employees. Annual contributions are at the discretion of, and determined by, the Board of Directions, and may not exceed the maximum amount deductible under the applicable sections of the Internal Revenue Code. For the years ended December 31, 2002, 2001, and 2000, contributions of $607,000, $689,000, and $715,000, respectively, were charged to operations.

     The ESOP has a loan used to acquire shares of stock of TSFG. Such stock is pledged as collateral for the loan. At December 31, 2002, the ESOP owned 176,471 shares of TSFG stock of which approximately 60,000 were pledged to secure the loan. The remainder was allocated to individual accounts of participants. In accordance with the requirements of the American Institute of Certified Public Accountants Statements of Position 76-3 and 93-6, TSFG presents the outstanding loan amount as long-term debt and as a reduction of shareholders’ equity in the accompanying consolidated balance sheets (Note 19). TSFG contributions to the ESOP are the primary source of funds used to service the debt.

     Anchor Financial also had an ESOP, which was terminated on December 31, 2000. For the year ended December 31, 2000 contributions of $671,000 were charged to operations.

     M.S. Bailey & Son Bankers (“Bailey”), acquired by Anchor Financial in November 1998, sponsored a noncontributory defined benefit pension plan that covered substantially all of its employees. Pension benefits were based on salary and years of service. On March 16, 1999, TSFG formally amended the pension plan to provide for its termination. Plan participants ceased to accrue additional pension benefits as of April 7, 1999. Contributions to the plan satisfied minimum funding requirements. For the year ended December 31, 2000, contributions of $672,000 were charged to operations.

     TSFG maintains Supplementary Executive Retirement Plans (“SERPs) for certain officers. These plans provide salary continuation benefits after the participant reaches normal retirement age (usually age 65) and continue for 10 to 18 years. The SERPs also provide limited benefits in the event of early termination or disability while employed by TSFG and full benefits to the officer’s beneficiaries in the event of the officer’s death. The officer vest in the benefits over a number of years as defined by SERPs, usually 8 years. In the event of a change of control of TSFG as defined in the SERPs, the officers become 100% vested in the total benefit. TSFG has purchased life insurance policies on these officers in order to fund the payments required by the

SERPs. For the years ended December 31, 2002 and 2001, contributions of $1.5 million and $1.6 million, respectively, were charged to operations related to these SERPs.

     TSFG maintains an Executive Deferred Compensation Plan for certain officers. This plan allows the participant to defer up to 80% of base annual salary and 100% of annual bonus compensation on a pre-tax basis. TSFG provides a match of 10% of the employee contribution. The deferral elections are irrevocable and cannot be changed during the plan year. The company match becomes fully vested after five years. Payments from the plan will automatically begin upon the employee’s retirement, termination of employment, or death during employment. However, participants may choose to receive payments prior to these events, such as an in-service distribution, an elective early withdrawal, or upon a change in control. TSFG is using a specialized type of insurance policy called Bank Owned Life Insurance (“BOLI”) to informally fund the plan. Insurance is used so TSFG can recover costs of providing plan participants with a pre-tax return on the amount of deferrals, allowing the participants’ deferrals to earn returns in much the same way as TSFG’s 401(k) Plan. Deferred compensation expense totaled $84,000, $56,000, and $24,000 in 2002, 2001 and 2000, respectively.

NOTE 32. MERGER-RELATED AND DIRECT ACQUISITION COSTS

     In connection with the CBT, Rock Hill Bank, Gardner Associates, and Gulf West mergers, TSFG recorded pre-tax merger-related costs of $6.7 million, included in noninterest expenses, and direct acquisition costs of $7.8 million, included in goodwill. The merger-related and acquisition costs were recorded as incurred. The following summarizes these charges (in thousands) at and for the year ended December 31, 2002:

	Total	Amounts	Remaining
	Costs	Paid	Accrual

Merger-related costs
Compensation-related expenses	$2,504	$1,205	$1,299
System conversion costs	1,355	1,067	288
Travel	588	554	34
Personnel training	235	95	140
Advertising	1,021	1,021	—
Other	961	707	254

	$6,664	$4,649	$2,015

	Total	Amounts	Remaining
	Costs	Paid	Accrual

Direct acquisition costs
Investment banking and professional fees	$6,273	$4,869	$1,404
Contract and lease terminations	1,205	777	428
Severance	306	—	306

	$7,784	$5,646	$2,138

     Severance charges are associated with the involuntary termination of approximately 59 former Gulf West employees and 12 former Rock Hill Bank employees who were notified that their positions were redundant within the combined organization. These positions were primarily in centralized corporate support and data processing areas. The contract termination costs are primarily comprised of payments required to be made to certain executives of Gulf West pursuant to their employment contracts. The lease termination costs were for buyouts on CBT, Rock Hill Bank, and Gulf West leased facilities.

     TSFG incurred merger-related costs in connection with the June 2000 merger of Anchor Financial. The significant components of merger-related costs for the years ended December 31 are presented below:

	2001	2000

Contract termination costs	$—	$7,355
Investment banking fees	—	7,026
Impairment of abandoned facilities	(501)	2,772
Severance payments	—	4,177
Professional fees	—	2,532
Data processing conversion	—	1,619
Write-off of obsolete fixed assets	—	1,583
Other	—	2,134

	$(501)	$29,198

     In 2001, TSFG had a $501,000 recovery of merger-related costs, which related to the sale of properties previously written down as impaired at prices higher than estimated when a reserve for their disposition was established in 2000. At December 31, 2001, the accrual of merger-related costs totaled $828,000, which is for estimated impairment in connection with abandoned facilities awaiting disposition. All merger-related costs have been paid.

NOTE 33. BUSINESS SEGMENTS

     TSFG has two principal operating subsidiaries, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments, Carolina First Bank and Mercantile Bank, engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, coastal North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in northern and central Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits, and other customer service fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

     TSFG evaluates performance based on budget to actual comparisons and segment profits.

     Segment information (in thousands) is shown in the table below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.

	Carolina
	First	Mercantile		Eliminating
	Bank	Bank	Other	Entries	Total

Year Ended December 31, 2002
Net interest income	$188,599	$35,679	$(6,026)	$—	$218,252
Provision for loan losses	15,509	6,799	(42)	—	22,266
Noninterest income	43,245	5,738	63,721	(53,064)	59,640
Noninterest expenses	120,743	32,355	62,806	(53,064)	162,840
Amortization of intangibles (a)	1,093	426	—	—	1,519
Merger-related costs (a)	921	5,743	—	—	6,664
Income tax expense	30,825	733	(2,586)	—	28,972
Minority interest in consolidated subsidiary subsidiary, net of tax	(3,247)	(3)	—	—	(3,250)
Cumulative effect of change in accounting principal, net of tax	—	—	(1,406)	—	(1,406)
Net income	61,520	1,527	(3,889)	—	59,158
December 31, 2002
Total assets	$6,263,851	$1,735,476	$956,169	$(1,014,486)	$7,941,010
Loans	3,371,144	1,164,269	100,292	(134,476)	4,501,229
Deposits	3,336,251	1,296,100	—	(39,841)	4,592,510
Year Ended December 31, 2001
Net interest income	$155,178	$23,099	$(3,500)	$—	$174,777
Provision for loan losses	16,034	5,785	226	—	22,045
Noninterest income	39,601	3,656	59,465	(49,238)	53,484
Noninterest expenses	118,410	17,352	54,296	(49,238)	140,820
Amortization (a)	5,554	—	211	—	5,765
Merger-related recoveries (a)	(501)	—	—	—	(501)
Income tax expense	22,422	1,261	(1,261)	—	22,422
Minority interest in consolidated subsidiary subsidiary, net of tax	(1,364)	—	—	—	(1,364)
Cumulative effect of change in accounting principal, net of tax	—	—	282	—	282
Net income	36,549	2,357	2,986	—	41,892
December 31, 2001
Total assets	$5,352,310	$755,500	$640,679	$(719,047)	$6,029,442
Loans	3,101,985	631,348	38,909	(35,479)	3,736,763
Deposits	3,112,690	536,082	—	(43,517)	3,605,255
Year Ended December 31, 2000
Net interest income	147,644	19,967	(435)	(65)	167,111
Provision for loan losses	19,243	2,202	1,933	—	23,378
Noninterest income	29,288	1,813	60,744	(43,300)	48,545
Noninterest expenses	155,855	17,278	51,770	(43,365)	181,538
Amortization (a)	6,188	—	219	—	6,407
Merger-related costs (a)	29,198	—	—	—	29,198
Income tax expense	(19)	809	2,961	—	3,751
Net income	1,853	1,491	3,645	—	6,989

(a)	Included in noninterest expenses.

NOTE 34. PARENT COMPANY FINANCIAL INFORMATION

     The following is condensed financial information (dollars in thousands) of The South Financial Group (Parent Company only):

Condensed Balance Sheets

	December 31,

	2002	2001

Assets
Cash and due from banks	$28,696	$33,124
Investment in subsidiaries:
Bank subsidiaries	713,956	480,022
Nonbank subsidiaries	40,695	26,154

Total investment in subsidiaries	754,651	506,176
Receivable from subsidiaries	1,380	3,586
Other investments	12,043	16,929
Other assets	10,380	6,877

	$807,150	$566,692

Liabilities and shareholders’ equity
Accrued expenses and other liabilities	$10,405	$10,184
Payables to subsidiaries	1,481	454
Borrowed funds	50,009	65,921
Subordinated debt	98,456	31,959
Shareholders’ equity	646,799	458,174

	$807,150	$566,692

Condensed Statements of Income

	Years Ended December 31,

	2002	2001	2000

Income
Equity in undistributed net income (loss) of subsidiaries	$6,897	$(2,165)	$(33,931)
Interest income from subsidiaries	455	796	1,723
Dividend income from subsidiaries	55,865	44,920	38,883
Gain on disposition of equity investments	3,538	1,173	6,847
Sundry	3,139	3,770	4,831

	69,894	48,494	18,353

Expenses
Interest on borrowed funds	6,963	4,887	3,502
Merger-related costs	—	—	1,186
Loss on early extinguishment of debt	354	—	—
Sundry	5,703	4,885	5,129

	13,020	9,772	9,817

Income before taxes	56,874	38,722	8,536
Income tax (benefit)	(2,284)	(3,170)	1,547

Net income	$59,158	$41,892	$6,989

Condensed Statement of Cash Flows

	Years Ended December 31,

	2002	2001	2000
Operating activities
Net income	$59,158	$41,892	$6,989
Adjustments to reconcile net income to net cash provided by operations Equity in undistributed net (income) loss of subsidiaries	(6,897)	2,165	33,931
Gain on disposition of equity investments	(3,538)	(1,173)	(6,847)
Loss on early extinguishment of debt	354	—	—
Other assets, net	(4,177)	2,097	5,290
Other liabilities, net	885	(867)	1,690

Net cash provided by operating activities	45,785	44,114	41,053

Investing activities
Investment in repurchase agreement	—	—	1,538
Investment in subsidiaries	(37,491)	(20,012)	(49,716)
Loans to subsidiaries, net	3,233	8,710	3,461
Proceeds from disposition of equity investments	4,844	1,146	7,125
Purchase of equity investments	(5,000)	—	—

Net cash used for investing activities	(34,414)	(10,156)	(37,592)

Financing activities
Borrowings, net	(15,912)	3,961	22,397
Issuance of subordinated debt, net	62,496	30,020	—
Cash dividends paid	(19,823)	(18,535)	(15,006)
Repurchase of common stock	(48,483)	(24,665)	(18,470)
Other	5,923	3,693	6,275

Net cash used for investing activities	(15,799)	(5,526)	(4,804)

Net change in cash and cash equivalents	(4,428)	28,432	(1,343)
Cash and cash equivalents at beginning of year	33,124	4,692	6,035

Cash and cash equivalents at end of year	$28,696	$33,124	$4,692

NOTE 35. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practicable to estimate the fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including TSFG’s Common Stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

     Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing bank balances, federal funds sold, federal funds purchased and repurchase agreements, and other short-term borrowings.

     Fair value for variable rate loans that reprice frequently is based on the carrying value. Fair value for mortgage loans, consumer loans and all other loans (primarily commercial and industrial loans) with fixed rates of interest is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

     The carrying amount for loan commitments and letters of credit, which are off-balance-sheet financial instruments, approximates the fair value since the obligations are short-term and typically based on current market rates.

     Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

     Fair value for long-term debt is based on discounted cash flows using TSFG’s current incremental borrowing rate. Investment securities are valued using quoted market prices.

     TSFG has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses, which would be incurred in an actual sale or settlement, are not taken into consideration in the fair values presented.

     The estimated fair values of TSFG’s financial instruments (in thousands) at December 31 were as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and due from banks	$201,333	$201,333	$149,170	$149,170
Interest-bearing bank balances	58,703	58,703	91,497	91,497
Federal funds sold	31,293	31,293	—	—
Trading securities	350	350	1,577	1,577
Securities available for sale	2,488,944	2,488,944	1,560,986	1,560,986
Securities held to maturity	82,892	85,371	80,832	81,878
Net loans	4,430,954	4,560,449	3,692,176	3,782,782
Derivative assets	6,619	6,619	926	926
Financial Liabilities
Deposits	$4,592,510	$4,633,128	$3,605,255	$3,640,372
Federal funds purchased and repurchase agreements	1,110,840	1,110,840	1,269,538	1,269,538
Other short-term borrowings	81,653	81,653	149,962	149,962
Long-term debt	1,221,511	1,271,706	411,294	429,303
Trust preferred debt	95,500	101,417	31,000	31,053
Derivative liabilities	1,049	1,049	873	873

NOTE 36. QUARTERLY FINANCIAL DATA (UNAUDITED)

     During the fourth quarter 2002, TSFG adjusted and reclassified certain prior 2002 quarter amounts to account for an overaccrual of interest expense related to repurchase agreements and the deferral of loan fee income in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which reduced interest income, noninterest income and noninterest expenses. Income taxes increased in each of the first three quarters as a result of the restatement. The net impact of these adjustments, which restated the financial results for the first three quarters of 2002, was to increase net income by $1.3 million, or $0.03 per diluted share, for the nine months. By quarter, net income increased $316,000, $297,000, and $665,000 for the first, second, and third quarters of 2002, respectively. There was no impact on net income for prior periods, although certain prior period amounts have been reclassified to conform to the 2002 presentation for the deferral of loan fee income. These prior period reclassifications decreased interest income, noninterest income and noninterest expenses.

     During the third quarter 2002, TSFG, in accordance with SFAS 142, recognized a $1.4 million impairment loss on the cumulative effect of a change in accounting principle as of January 1, 2002. The 2002 Quarterly Financial Data, as Restated includes this impairment loss in the three months ended March 31, 2002. In addition, in connection with its adoption of SFAS 147 during the third quarter 2002, effective as of January 1, 2002, TSFG reversed amortization of intangibles, which increased net income by $71,000 and $41,000 for the first and second quarters of 2002, respectively.

     The following provides quarterly financial data for 2002 and 2001 (dollars in thousands, except share data).

2002 Quarterly Financial Data, As Restated

	Three Months Ended

		Restated	Restated	Restated
	December 31,	September 30,	June 30,	March 31,

Interest income	$92,815	$88,940	$86,697	$85,287
Interest expense	33,784	33,708	34,100	33,895

Net interest income	59,031	55,232	52,597	51,392
Provision for loan losses	4,217	5,567	6,244	6,238
Noninterest income	17,774	16,806	13,422	11,638
Noninterest expenses	48,471	43,725	35,792	34,852

Income before income taxes, minority interest, and cumulative effect of change in accounting principle	24,117	22,746	23,983	21,940
Income taxes	7,150	6,937	7,886	6,999

Income before minority interest and cumulative effect of change in accounting principle	16,967	15,809	16,097	14,941
Minority interest in consolidated subsidiary, net of tax	(1,031)	(1,033)	(758)	(428)

Income before cumulative effect of change in accounting principle	15,936	14,776	15,339	14,513
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,406)

Net income	$15,936	$14,776	$15,339	$13,107

Per common share, basic:
Net income before cumulative effect of change in accounting principle	$0.36	$0.36	$0.38	$0.35
Cumulative effect of change in accounting principle	—	—	—	(0.03)

Net income	$0.36	$0.36	$0.38	$0.32

Per common share, diluted:
Net income before cumulative effect of change in accounting principle	$0.35	$0.35	$0.37	$0.34
Cumulative effect of change in accounting principle	—	—	—	(0.03)

Net income	$0.35	$0.35	$0.37	$0.31

2002 Quarterly Financial Data, As Reported

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,

Interest income	$92,815	$91,098	$89,548	$88,007
Interest expense	33,784	34,608	34,918	34,601

Net interest income	59,031	56,490	54,630	53,406
Provision for loan losses	4,217	5,567	6,244	6,238
Noninterest income	17,774	17,119	13,515	11,760
Noninterest expenses	48,471	46,253	38,402	37,524

Income before income taxes and minority interest	24,117	21,789	23,499	21,404
Income taxes	7,150	6,645	7,740	6,850

Income before minority interest	16,967	15,144	15,759	14,554
Minority interest in consolidated subsidiary, net of tax	(1,031)	(1,033)	(758)	(428)

Net income	$15,936	$14,111	$15,001	$14,126

Per common share:
Net income, basic	$0.36	$0.34	$0.37	$0.34

Net income, diluted	$0.35	$0.33	$0.36	$0.34

2001 Quarterly Financial Data

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,

Interest income	$87,880	$92,032	$94,317	$97,872
Interest expense	38,725	47,586	53,438	57,575

Net interest income	49,155	44,446	40,879	40,297
Provision for loan losses	6,461	5,476	5,600	4,508
Noninterest income	15,007	12,605	13,190	12,682
Noninterest expenses	38,324	33,944	33,276	35,276

Income before income taxes, minority interest, and cumulative effect of change in accounting principle	19,377	17,631	15,193	13,195
Income taxes	6,302	6,128	5,242	4,750

Income before minority interest and cumulative effect effect of change in accounting principle	13,075	11,503	9,951	8,445
Minority interest in consolidated subsidiary, net of tax	(459)	(503)	(307)	(95)

Income before cumulative effect of change in accounting principle	12,616	11,000	9,644	8,350
Cumulative effect of change in accounting principle, net of tax	—	—	—	282

Net income	$12,616	$11,000	$9,644	$8,632

Per common share, basic:
Net income before cumulative effect of change in accounting principle	$0.31	$0.26	$0.23	$0.19
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.31	$0.26	$0.23	$0.20

Per common share, diluted:
Net income before cumulative effect of change in accounting principle	$0.30	$0.26	$0.22	$0.19
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.30	$0.26	$0.22	$0.20

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10.           Directors and Executive Officers of the Registrant

     See Election of Directors, Executive Officers, Business Experience of Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 11.           Executive Compensation

     See Compensation of Directors and Executive Officers in the Registrant’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See Security Ownership of Certain Beneficial Owners and Management in the Registrant’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13.           Certain Relationships and Related Transactions

     See Certain Relationships and Related Transactions in the Registrant’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 14.           Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

TSFG’s Chief Executive Officer and Principal Financial Officer have evaluated TSFG’s disclosure controls and procedures as of March 6, 2003, and they concluded that these controls and procedures are effective.

(b)	Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to March 6, 2003.

During the past year, TSFG noted one matter involving internal controls that is considered to be a material weakness under standards established by American Institute of Certified Public Accountants. Accrued interest payable related to repurchase agreements was not being reconciled to the correct investment subledger system report, which resulted in an overstatement of interest expense for the nine months ended September 30, 2002 of $2.4 million. TSFG corrected the overaccrual of interest expense in the fourth quarter 2002 and restated the prior three quarters of 2002. TSFG has reviewed its procedures in this area and is now using the correct system reports to reconcile the accrued interest. In addition, TSFG has implemented procedures to verify the integrity of system data when upgrades and other changes are made to the investment subledger system.

PART IV

Item 15.            Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)            Financial Statements

     See Item 8.

     (a)(2)            Financial Statement Schedules

     Financial statement schedules normally required on Form 10-K are omitted since they are not applicable or because the required information is included in the Consolidated Financial Statements or related Notes to Consolidated Financial Statements.

     (a)(3)            Listing of Exhibits

Exhibit No.	Description of Exhibit	Location

2.1	Agreement and Plan of Reorganization entered into as of January 10, 2000 by and among TSFG, Carolina First Bank, Anchor Financial Corporation, and The Anchor Bank	Incorporated by reference to Exhibit 2.1 of TSFG’s Registration Statement on Form S-4, Commission File No. 333-32590

2.2	Agreement and Plan of Merger entered into as of March 21, 2002 by and among TSFG, Citrus Bank, Gulf West Banks, Inc. and Mercantile Bank	Incorporated by reference to Exhibit 2.1 of TSFG’s Registration Statement on Form S-4, Commission File No. 333-88116

2.3	Agreement and Plan of Merger entered into as of October 2, 2002 by and among TSFG, Mercantile Bank and Central Bank of Tampa	Incorporated by reference to Exhibit 2.1 of TSFG’s Registration Statement on Form S-4, Commission File No. 333-100996

2.4	Asset Sale Agreement entered into as of September 3, 2002 by and among TSFG, Carolina First Bank and Rock Hill Bank & Trust	Incorporated by reference to Exhibit 2.1 of TSFG’s Registration Statement on Form S-4, Commission File No. 333-100100

2.5	Stock Purchase Agreement entered into as of September 20, 2002 by and among TSFG, Carolina First Bank, Barr H. Gardner III and Steve S. Bouknight	File herewith

3.1	Articles of Incorporation, as amended by Articles of Amendments dated June 1, 1997 and April 19, 2000.	Incorporated by reference to Exhibit 3.1 of TSFG’s Registration Statement on Form S-4, Commission File No. 57389; Exhibit 3.2 of TSFG’s Registration Statement on Form S-4, Commission File No. 333-32459, and Exhibit 10.3 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 15083

3.2	Amended and Restated Bylaws of TSFG as amended and restated as of December 18, 1996	Incorporated by reference to Exhibit 3.1 of TSFG’s Current Report on Form 8-K dated December 18, 1996, Commission File No. 0-15083

4.1	Specimen TSFG Common Stock certificate	Incorporated by Reference to Exhibit 4.1 of TSFG’s Registration Statement on Form S-1, Commission File No. 33-7470

4.2	Articles of Incorporation, as amended	Included as Exhibit 3.1, 3.1.1 and 3.1.2

4.3	Bylaws	Included as Exhibit 3.2

4.4	Amended and Restated Common Stock Dividend Reinvestment Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-3, Commission File No. 333-66264

Exhibit No.	Description of Exhibit	Location

4.5	Amended and Restated Shareholder Rights Agreement	Incorporated by reference to Exhibit 4.1 of TSFG’s Current Report on Form 8-K dated December 18, 1996, Commission File No. 0-15083

10.1	TSFG Amended and Restated Restricted Stock Agreement Plan, as amended by Amendment #1 and #2.	Incorporated by reference to Exhibit 99.1 from TSFG’s Registration Statement on Form S-8, Commission File No. 33-82668/82670; Exhibit 10.1.1 from TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001; and Exhibit 10.1.2 from TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.1.1	Amendment #3 to TSFG Amended and Restated Restricted Stock Agreement Plan	Filed herewith

10.2	TSFG Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.2 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 0-15083

10.3	TSFG Amended and Restated Stock Option Plan, as amended by Amendment #1, #2, #3 and #4	Incorporated by reference to Exhibit 10.2 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, Commission File No. 0-15083; Exhibit 10.3.2 of TSFG’s Registration Statement on Form S-4, Commission File No. 333-32590; Exhibit 10.3.3 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083; and Exhibit 10.3.4 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.4	TSFG Salary Reduction Plan	Incorporated by reference to Exhibit 28.1 of TSFG’s Registration Statement on Form S-8, Commission File No. 33-25424

10.5*	Noncompetition, Severance and Employment Agreement dated October 13, 2000, by and between TSFG and Mack I. Whittle, Jr.:	Incorporated by reference to Exhibit 10.5 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.6*	Noncompetition, Severance and Employment Agreement dated October 13, 2000, by and between TSFG and William S. Hummers III	Incorporated by reference to Exhibit 10.6 of TSFG’s Annual Report on Form 10-K for year ended December 31, 2001, Commission File No. 0-15083

10.7*	Noncompetition and Severance Agreement dated February 21, 1996, between TSFG and James W. Terry, Jr.	Incorporated by reference to Exhibit 10.7 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083

10.8*	Noncompetition, Severance and Employment Agreement dated as of January 1, 2002, by and between TSFG and John C. DuBose	Incorporated by reference to Exhibit 10.8 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.9*	Change in Control Agreement dated as of November 2, 1998, by and between TSFG and Michael W. Sperry	Incorporated by reference to Exhibit 10.4 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Commission File No. 0-15083

10.10*	Noncompetition, Severance and Employment Agreement dated as of March 31, 2000, by and between TSFG and Andrew B. Cheney	Incorporated by reference to Exhibit 10.10 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.11*	Noncompetition, Severance and Employment Agreement dated January 10, 2000, between Carolina First Bank, TSFG and Stephen L. Chryst, as amended by Amendment #1 dated September 19, 2001	Incorporated by reference to Appendix C of Annex A of TSFG’s Registration Statement on Form S-4, Commission File No. 333-32590 and Exhibit 10.1 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 0-15083

Exhibit No.	Description of Exhibit	Location

10.12*	Noncompetition, Severance and Employment Agreement dated January 10, 2000, between Carolina First Bank, TSFG and Tommy E. Looper, as amended by Amendment #1 dated September 19, 2001.	Incorporated by reference to Appendix D of Annex A of TSFG’s Registration Statement on Form S-4, Commission File No. 333-32590 and Exhibit 10.2 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 0-15083

10.13	TSFG Short-Term Performance Plan	Incorporated by reference to Exhibit 10.3 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083

10.14	TSFG Amended and Restated Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.14 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.15	Amended and Restated TSFG Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 15083

10.16	TSFG Directors Stock Option Plan	Incorporated by reference to Exhibit 99.1 from TSFG’s Registration Statement on Form S-8, Commission File No. 33-82668/82670

10.17	TSFG Amended and Restated Fortune 50 Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-8, Commission File No. 333-31948

10.18	Carolina First Bank Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.19	Anchor Financial Corporation and The Anchor Bank Non-Qualified Stock Option Plan of 1988	Incorporated by reference to Exhibit 10.12 of Anchor Financial Corporation’s Registration Statement on Form S-4 filed on June 17, 1998, Commission File No. 333-57053

10.20	Anchor Financial Corporation, the Anchor Bank and The Anchor Bank of North Carolina Incentive Stock Option Plan of 1994	Incorporated by reference to Exhibit 10.11 of Anchor Financial Corporation’s Registration Statement on Form S-4 filed on June 17, 1998, Commission File No. 333-57053

10.21	Anchor Financial Corporation, The Anchor Bank, and The Anchor Bank of North Carolina Incentive Stock Option Plan of 1996	Incorporated by reference to Exhibit 10.10 of Anchor Financial Corporation’s Registration Statement on Form S-4 filed on June 17, 1999, Commission File No. 333-57053

10.22	Standstill Agreement dated August 16, 2001 by and among TSFG, Mid-Atlantic Investors, and Individuals set forth in the Agreement	Incorporated by reference to Exhibit 10.3 of TSFG’s Quarterly Report on Form 10-Q for the fiscal Quarter ended September 30, 2001

10.23	Gulf West Banks, Inc. Employee Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 of Gulf West Banks, Inc.’s Registration Statement on Form S-8 filed on July 20, 1999 Commission File No. 333-57053

10.24	Gulf West Banks, Inc. 1995 Nonstatutory Stock Option Plan	Incorporated by reference to Exhibit 10.4 of Gulf West Banks, Inc.’s Registration Statement on Form S-4 filed on December 4, 1997, Commission File No. 333-57053

10.25	TSFG 2004 Long Term Incentive Plan	Filed herewith

10.26	TSFG Management Incentive Plan	Filed herewith

10.27	TSFG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 4.6 on TSFG’s Registration Statement on Form S-8, filed March 12, 2003

11.1	Statement of Computation of Earnings Per Share.	Filed herewith as Note 25 of the Notes to Consolidated Financial Statements

Exhibit No.	Description of Exhibit	Location

13.1	2002 Annual Report to Shareholders	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

22.1	Proxy Statement for the 2003 Annual Meeting of Shareholders	Future filing incorporated by reference pursuant to General Instruction G(3)

23.1	Consent of KPMG LLP	Filed herewith

23.2	Opinion of Independent Public Accountants	Included herewith

99.1	Certificates filed pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

*	This is a management contract or compensatory plan.

Copies of exhibits are available upon written request to William P. Crawford, Jr., Executive Vice President and General Counsel of The South Financial Group, Inc.

(b)	Current Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTH FINANCIAL GROUP, INC.

Name	Title	Date

/s/ Mack I. Whittle, Jr. Mack I. Whittle, Jr.	President and Chief Executive Officer	March 14, 2003

/s/ William S. Hummers III William S. Hummers III	Vice Chairman and Executive Vice President (Principal Accounting and Principal Financial Officer)	March 14, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Name	Title	Date

/s/ William R. Timmons, Jr. William R. Timmons, Jr.	Chairman of the Board	March 14, 2003

/s/ Mack I. Whittle, Jr. Mack I. Whittle, Jr.	Director	March 14, 2003

/s/ William S. Hummers III William S. Hummers III	Director	March 14, 2003

William P. Brant	Director	March 14, 2003

Gordon W. Campbell	Director	March 14, 2003

Judd B. Farr	Director	March 14, 2003

C. Claymon Grimes, Jr.	Director	March 14, 2003

/s/ M. Dexter Hagy M. Dexter Hagy	Director	March 14, 2003

W. Gairy Nichols III	Director	March 14, 2003

/s/ Thomas J. Rogers Thomas J. Rogers	Director	March 14, 2003

Name	Title	Date

H. Earle Russell, Jr.	Director	March 14, 2003

/s/ Charles B. Schooler Charles B. Schooler	Director	March 14, 2003
/s/ Edward J. Sebastian Edward J. Sebastian	Director	March 14, 2003

/s/ John C. B. Smith, Jr. John C. B. Smith, Jr.	Director	March 14, 2003

Eugene E. Stone IV	Director	March 14, 2003

/s/ Samuel H. Vickers Samuel H. Vickers	Director	March 14, 2003

/s/ David C. Wakefield III David C. Wakefield III	Director	March 14, 2003

CERTIFICATION

I, Mack I. Whittle, Jr., certify that:

     1.     I have reviewed this annual report on Form 10-K of The South Financial Group, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Mack I. Whittle, Jr.

Mack I. Whittle, Jr. President and Chief Executive Officer

CERTIFICATION

I, William S. Hummers III, certify that:

     1.     I have reviewed this annual report on Form 10-K of The South Financial Group, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ William S. Hummers III

William S. Hummers III Vice Chairman, Executive Vice President, and Principal Financial Officer