Form 10-Q
period 2003-03-31
SOUTH FINANCIAL GROUP INC
filed 2003-05-14
CIK 797871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the quarterly period ended March 31, 2003

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from ____ to ____

                         Commission file number 0-15083

                         THE SOUTH FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


SOUTH  CAROLINA                                        57-0824914
(State  or  other  jurisdiction  of         (IRS  Employer Identification No.)
incorporation or organization)

102 SOUTH MAIN STREET, GREENVILLE, SOUTH CAROLINA         29601
(Address of principal executive offices)                (ZIP Code)

                                 (864) 255-7900
               Registrant's telephone number, including area code


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE                                                    NONE
(Title of Each Class)                (Name of each exchange on which registered)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $1.00 PAR VALUE
                          COMMON STOCK PURCHASE RIGHTS
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes   X       No
                                                  -----        -----

The number of outstanding shares of the issuer's $1.00 par value common stock as of May 1, 2003 was 46,644,784.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  MARCH 31,
                                                                          ---------------------------
                                                                                           RESTATED
                                                                             2003            2002        DECEMBER 31,
                                                                           (UNAUDITED)    (UNAUDITED)        2002
                                                                           -----------    -----------        ----
ASSETS
Cash and due from banks                                                     $ 181,495      $ 120,439      $ 201,333
Interest-bearing bank balances                                                 59,515         68,753         58,703
Federal funds sold                                                                  -              -         31,293
Securities
   Trading                                                                      1,418          3,942            350
   Available for sale                                                       3,360,107      1,571,565      2,488,944
   Held to maturity (market value $63,789, $80,556 and $85,371,
        respectively)                                                          61,403         79,679         82,892
                                                                          -----------    -----------    -----------
      Total securities                                                      3,422,928      1,655,186      2,572,186
                                                                          -----------    -----------    -----------
Loans
   Loans held for sale                                                         60,202         29,900         67,218
   Loans held for investment                                                4,515,133      3,779,682      4,434,011
   Allowance for loan losses                                                  (66,133)       (45,208)       (70,275)
                                                                          -----------    -----------    -----------
      Net loans                                                             4,509,202      3,764,374      4,430,954
                                                                          -----------    -----------    -----------
Premises and equipment, net                                                   133,261        112,005        137,501
Accrued interest receivable                                                    49,253         32,861         37,080
Intangible assets                                                             242,420         95,495        242,182
Other assets                                                                  367,137        207,309        229,778
                                                                          -----------    -----------    -----------
                                                                          $ 8,965,211    $ 6,056,422    $ 7,941,010
                                                                          ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Noninterest-bearing                                                   $ 757,149      $ 527,629      $ 743,174
      Interest-bearing                                                      3,978,566      3,113,875      3,849,336
                                                                          -----------    -----------    -----------
         Total deposits                                                     4,735,715      3,641,504      4,592,510
   Federal funds purchased and repurchase agreements                          956,709      1,279,340      1,110,840
   Other short-term borrowings                                                 43,664         63,610         81,653
   Long-term debt                                                           2,118,810        503,726      1,221,511
   Debt associated with trust preferred securities                             95,500         31,000         95,500
   Accrued interest payable                                                    22,926         24,419         20,945
   Other liabilities                                                          270,403         41,815         84,840
                                                                          -----------    -----------    -----------
      Total liabilities                                                     8,243,727      5,585,414      7,207,799
                                                                          -----------    -----------    -----------
Minority interest in consolidated subsidiary                                   86,484         37,023         86,412
                                                                          -----------    -----------    -----------
Shareholders' equity
   Preferred stock-no par value; authorized 10,000,000 shares;
      issued and outstanding none                                                    -              -             -
   Common stock-par value $1 per share; authorized 100,000,000 shares;
      issued and outstanding 46,405,600, 40,261,842 and 47,347,375 shares,
      respectively                                                             46,406         40,262         47,347
   Surplus                                                                    406,839        289,331        427,448
   Retained earnings                                                          164,463        121,559        150,948
   Guarantee of employee stock ownership plan debt and nonvested
      restricted stock                                                         (3,035)        (1,752)        (3,094)
   Common stock held in trust for deferred compensation                          (147)             -              -
   Deferred compensation payable in common stock                                  147              -              -
   Accumulated other comprehensive income (loss), net of tax                   20,327        (15,415)        24,150
                                                                          -----------    -----------    -----------
      Total shareholders' equity                                              635,000        433,985        646,799
                                                                          -----------    -----------    -----------
                                                                          $ 8,965,211    $ 6,056,422    $ 7,941,010
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

                                 THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                               (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            ----------------------
                                                                                                          RESTATED
                                                                                            2003            2002
                                                                                            ----            ----
Interest income
Interest and fees on loans                                                                 $ 67,333        $ 62,160
Interest and dividends on securities:
   Taxable                                                                                   30,299          21,567
   Exempt from Federal income taxes                                                           1,221           1,091
                                                                                           --------        --------
      Total interest and dividends on securities                                             31,520          22,658
   Interest on short-term investments                                                           118             469
                                                                                           --------        --------
      Total interest income                                                                  98,971          85,287
                                                                                           --------        --------
INTEREST EXPENSE
Interest on deposits                                                                         17,999          21,576
Interest on borrowed funds                                                                   15,501          12,319
                                                                                           --------        --------
   Total interest expense                                                                    33,500          33,895
                                                                                           --------        --------
   NET INTEREST INCOME                                                                       65,471          51,392
PROVISION FOR LOAN LOSSES                                                                     5,500           6,238
                                                                                           --------        --------
   Net interest income after provision for loan losses                                       59,971          45,154
NONINTEREST INCOME                                                                           19,886          11,638
NONINTEREST EXPENSES                                                                         48,890          34,852
                                                                                           --------        --------
   Income before income taxes, minority interest, and cumulative effect of
      change in accounting principle                                                         30,967          21,940
Income taxes                                                                                  9,910           6,999
                                                                                           --------        --------
   Income before minority interest and cumulative effect of change in
      accounting principle                                                                   21,057          14,941
Minority interest in consolidated subsidiary, net of tax                                     (1,012)           (428)
                                                                                           --------        --------
   Income before cumulative effect of change in accounting principle                         20,045          14,513
Cumulative effect of change in accounting principle, net of tax                                  -           (1,406)
                                                                                           --------        --------
      NET INCOME                                                                           $ 20,045        $ 13,107
                                                                                           ========        ========

AVERAGE COMMON SHARES OUTSTANDING, BASIC                                                 47,325,448      41,180,460
AVERAGE COMMON SHARES OUTSTANDING, DILUTED                                               48,257,498      42,059,462
PER COMMON SHARE, BASIC:
Net income before cumulative effect of change in accounting principle                        $ 0.42          $ 0.35
Cumulative effect of change in accounting principle, net of tax                                  -            (0.03)
                                                                                             ------          ------
Net income                                                                                   $ 0.42          $ 0.32
                                                                                             ======          ======
PER COMMON SHARE, DILUTED:
Net income before cumulative effect of change in accounting principle                        $ 0.42          $ 0.34
Cumulative effect of change in accounting principle, net of tax                                  -            (0.03)
Net income                                                                                   $ 0.42          $ 0.31
                                                                                             ======          ======
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                     $ 0.14          $ 0.12
                                                                                             ======          ======

  See accompanying notes to consolidated financial statements.

                                 THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CHANGES
                                 IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

                                                                            RETAINED        ACCUMULATED
                                         SHARES OF                          EARNINGS         OTHER
                                          COMMON      COMMON                   AND         COMPREHENSIVE
                                           STOCK       STOCK     SURPLUS     OTHER*        INCOME (LOSS)    TOTAL
                                           -----       -----     -------     -----         -------------    -----
Balance, December 31, 2001              41,228,976   $41,229   $ 311,305   $ 111,744        $(6,104)     $ 458,174
Net income (restated)                            -         -           -      13,107              -         13,107
Other comprehensive loss,
   net of tax of $3,967                          -         -           -           -         (9,311)        (9,311)
                                                                                                         ---------
Comprehensive income                             -         -           -           -              -          3,796
                                                                                                         ---------
Cash dividends declared
   ($0.12 per common share)                      -         -           -      (4,836)             -         (4,836)
Common stock activity:
   Repurchase of stock                  (1,135,600)   (1,136)    (24,181)          -              -        (25,317)
   Dividend reinvestment plan                1,485         2         (25)          -              -            (23)
   Employee stock purchase plan              2,849         3          48           -              -             51
   Restricted stock plan                    59,096        59       1,281        (291)             -          1,049
   Exercise of stock options               105,036       105         892           -              -            997
Miscellaneous                                    -         -          11          83              -             94
                                        ----------   -------   ---------   ---------       --------      ---------
Balance, March 31, 2002 (restated)      40,261,842   $40,262   $ 289,331   $ 119,807       $(15,415)     $ 433,985
                                        ==========   =======   =========   =========       ========      =========


Balance, December 31, 2002              47,347,375   $47,347   $ 427,448   $ 147,854       $ 24,150      $ 646,799
Net income                                       -         -           -      20,045              -         20,045
Other comprehensive loss,
   net of tax of $37                             -         -           -           -         (3,823)        (3,823)
                                                                                                         ---------
Comprehensive income                             -         -           -           -              -         16,222
                                                                                                         ---------
Cash dividends declared
   ($0.14 per common share)                      -         -           -      (6,529)             -         (6,529)
Common stock activity:
   Repurchase of stock                  (1,266,308)   (1,266)    (24,981)          -              -        (26,247)
   Acquisitions                                  -         -           -         453              -            453
   Dividend reinvestment plan               39,339        39         721           -              -            760
   Employee stock purchase plan             13,960        14         263           -              -            277
   Restricted stock plan                    68,793        69       2,179        (478)             -          1,770
   Exercise of stock options               202,441       203       1,188           -              -          1,391
Common stock purchased by trust
   for deferred compensation                     -         -           -        (147)             -           (147)
Deferred compensation payable in
   common stock                                  -         -           -         147              -            147
Miscellaneous                                    -         -          21          83              -            104
                                        ----------   -------   ---------   ---------       --------      ---------
Balance, March 31, 2003                 46,405,600   $46,406   $ 406,839   $ 161,428       $ 20,327      $ 635,000
                                        ==========   =======   =========   =========       ========      =========

* Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock and deferred compensation.

     See accompanying notes to consolidated financial statements.

                                THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS) (UNAUDITED)
                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                             -------------------------------------
                                                                                  2003                     2002
                                                                                  ----                     ----
Cash flows from operating activities
Net income                                                                      $ 20,045                 $ 13,107
Adjustments to reconcile net income to net cash
      provided by operating activities
   Depreciation, amortization, and accretion, net                                 12,596                    8,109
   Provision for loan losses                                                       5,500                    6,238
   Gain on sale of available for sale securities                                    (986)                     (29)
   Loss on trading securities                                                        (72)                     (30)
   Gain on equity investments                                                     (1,875)                     (11)
   Gain on sale of loans                                                          (1,635)                    (224)
   Gain on disposition of premises and equipment                                     (32)                     (39)
   Loss on disposition of other real estate owned                                    167                      168
   Impairment loss from write-down of assets                                         198                        -
   Impairment loss (recovery) from write-down of mortgage servicing rights           262                     (200)
   Loss on changes in fair value of hedges                                           192                       13
   Minority interest in consolidated subsidiary                                    1,012                      428
   Cumulative effect of change in accounting principle                                 -                    1,406
   Trading account assets, net                                                      (996)                  (2,335)
   Originations of mortgage loans held for sale                                 (146,097)                (137,284)
   Sale proceeds and principal repayments from mortgage loans held for sale      154,706                  114,121
   Other assets, net                                                             (18,368)                   2,375
   Other liabilities, net                                                          5,291                    3,964
                                                                               ---------                ---------
      Net cash provided by operating activities                                   29,908                    9,777
                                                                               ---------                ---------
Cash flows from investing activities
Sale of securities available for sale                                            692,924                  211,694
Maturity, call, or principal repayments from securities available for sale       546,448                  461,452
Maturity or call of securities held to maturity                                   28,265                    4,040
Purchase of available for sale securities                                     (2,064,141)                (698,206)
Purchase of securities held to maturity                                           (6,814)                  (2,928)
Origination of loans held for investment, net                                    (94,671)                 (59,664)
Sale of other real estate owned                                                    3,604                    1,010
Sale of premises and equipment                                                        37                    1,132
Capital expenditures                                                              (1,779)                  (1,844)
Payment for purchase acquisitions                                                   (385)                      -
                                                                               ---------                ---------
   Net cash used for investing activities                                       (896,512)                 (83,314)
                                                                               ---------                ---------
Cash flows from financing activities
Deposits, net                                                                    143,134                   37,073
Federal funds purchased and repurchase agreements, net                          (154,040)                   9,802
Short-term borrowings, net                                                       (38,288)                 (86,650)
Issuance of long-term debt                                                       899,800                  100,000
Payments of long-term debt                                                        (2,397)                  (7,568)
Cash dividends paid                                                               (6,656)                  (5,693)
Cash dividends paid on minority interest                                          (1,553)                    (704)
Repurchase of common stock                                                       (26,247)                 (25,317)
Other common stock activity                                                        2,532                    1,119
                                                                               ---------                ---------
    Net cash provided by financing activities                                    816,285                   22,062
                                                                               ---------                ---------
Net change in cash and due from banks                                            (50,319)                 (51,475)
Cash and cash equivalents at beginning of year                                   291,329                  240,667
                                                                               ---------                ---------
Cash and cash equivalents at end of period                                     $ 241,010                $ 189,192
                                                                               =========                =========

  See accompanying notes to consolidated financial statements.

                THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) GENERAL

         The foregoing unaudited consolidated financial statements include the accounts of The South Financial Group, Inc. and subsidiaries. "TSFG" refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments considered necessary for a fair presentation of the results for interim periods presented have been included. (Such adjustments are normal and recurring in nature.) Certain prior year amounts have been reclassified to conform to the 2003 presentations. TSFG has no interests in non-consolidated special purpose entities.

         The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in TSFG's 2002 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements.

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

RESTATEMENT OF 2002 QUARTERLY FINANCIAL DATA

         During the fourth quarter 2002, TSFG adjusted and reclassified certain prior 2002 quarter amounts to account for an overaccrual of interest expense related to repurchase agreements and the deferral of loan fee income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"), which reduced interest income, noninterest income and noninterest expenses. Income taxes increased as a result of the restatement. The net impact of these adjustments for the first quarter of 2002, which restated the financial results for the quarter, was to increase net income by $316,000, or $0.01 per diluted share.

         During the third quarter 2002, TSFG, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), recognized a $1.4 million impairment loss on the cumulative effect of a change in accounting principle as of January 1, 2002. The first quarter 2002, as restated, includes this impairment loss. In addition, in connection with its adoption of SFAS No. 147, "Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147") during the third quarter 2002, effective as of January 1, 2002, TSFG reversed amortization of intangibles, which increased net income by $71,000 for the first quarter of 2002.

         For a summary of the quarterly financial data for first quarter 2002, as restated and as reported, see Note 36 to the Consolidated Financial Statements in TSFG's 2002 Annual Report on Form 10-K.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Accounting for Exit or Disposal Activities

         Effective January 1, 2003, TSFG adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Those costs include, but are not limited to, the following:
a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, "Accounting for Asset Retirement Obligations." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met in accordance with FASB Concepts Statements No. 6, "Elements of Financial Statements."

Accounting for Guarantees

         Effective January 1, 2003, TSFG adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). TSFG adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the grantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee at its inception. At March 31, 2003, TSFG recorded a liability of $25,000 for deferred fees received on standby letters of credit, which was the estimated fair value for the current carrying amount of the obligation to perform as a guarantor. No contingent liability was determined to be necessary relating to TSFG's obligation to perform as a guarantor.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Variable Interest Entities

         In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact to TSFG upon adoption is currently not known.

(2) SUPPLEMENTAL FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

         The  following   presents  the  details  for  noninterest   income  and
noninterest expense (in thousands):

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                               -------------------------
                                                                                              Restated
                                                                                 2003           2002
                                                                                 ----           ----
           Noninterest income
           Service charges on deposit accounts                                   $  6,960      $  4,907
           Fees for investment services                                             2,491         1,427
           Mortgage banking income                                                  2,172         1,081
           Bank-owned life insurance                                                1,948         1,806
           Merchant processing income                                               1,336         1,248
           Gain on sale of available for sale securities                              986            29
           Gain on trading securities                                                  72            30
           Gain on equity investments                                               1,875            11
           Other                                                                    2,046         1,099
                                                                                 --------      --------
              Total noninterest income                                           $ 19,886      $ 11,638
                                                                                 ========      ========

           Noninterest expenses
           Salaries and wages                                                    $ 19,278      $ 13,636
           Employee benefits                                                        5,316         4,378
           Occupancy                                                                4,614         3,545
           Furniture and equipment                                                  4,594         3,596
           Professional fees                                                        1,538         1,327
           Telecommunications                                                       1,070           683
           Merchant processing expense                                              1,049         1,044
           Amortization of intangibles                                                705           239
           Merger-related costs                                                     1,497             -
           Other                                                                    9,229         6,404
                                                                                 --------      --------
              Total noninterest expenses                                         $ 48,890      $ 34,852
                                                                                 ========      ========

CONSOLIDATED STATEMENTS OF CASH FLOW

         The following summarizes supplemental cash flow data (in thousands) for the three months ended March 31:

                                                                                                    2003           2002
                                                                                                    ----           ----
Interest paid                                                                                     $ 32,168       $ 29,813
Income taxes paid                                                                                    1,044          3,251
Significant non-cash investing and financing transactions are summarized as follows:
    Security sales settled subsequent to quarter-end                                               129,972              -
    Security purchases settled subsequent to quarter-end                                          (181,377)             -
    Unrealized loss on available for sale securities                                                (4,061)       (13,500)
    Loans transferred to other real estate owned                                                     4,011          3,353
    Premises and equipment, net transferred to long-lived assets held for sale                       2,639              -

(3) OTHER COMPREHENSIVE INCOME

         The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands) for the three months ended March 31:

                                                                                      2003           2002
                                                                                      ----           ----
Unrealized gains (losses) on available for sale securities
Balance at beginning of year                                                        $ 24,382       $ (5,554)
Other comprehensive loss:
   Unrealized holding losses arising during the year                                  (1,200)       (13,460)
   Income tax (expense) benefit                                                         (910)         4,036
   Less: Reclassification adjustment for gains included in net income                 (2,861)           (40)
             Income tax expense                                                        1,021             13
                                                                                    --------       --------

                                                                                      (3,950)        (9,451)
                                                                                    --------       --------
Balance at end of period                                                              20,432        (15,005)
                                                                                    --------       --------

Unrealized losses on cash flow hedges
Balance at beginning of year                                                            (232)          (550)
Other comprehensive income:
   Unrealized gain on change in fair values                                              201            222
   Income tax expense                                                                    (74)           (82)
                                                                                    --------       --------
                                                                                         127            140
                                                                                    --------       --------
Balance at end of period                                                                (105)          (410)
                                                                                    --------       --------
                                                                                    $ 20,327       $ (15,415)
                                                                                    ========       =========

         During the first quarter 2003, TSFG adjusted its income tax rate used (on a cumulative basis) on the net unrealized gain recorded for available for sale securities, which is included in accumulated other comprehensive income, to the blended statutory federal and state income tax rate of 36.94%. However, in certain cases where TSFG has capital loss carryforwards for state income tax purposes, an income tax rate of 35% is used. At December 31, 2002, TSFG used a 32.5% income tax rate on the net unrealized gain recorded for available for sale securities.

(4) BUSINESS COMBINATIONS

CENTRAL BANK OF TAMPA

         On December 31, 2002, TSFG acquired Central Bank of Tampa ("CBT"), a community bank headquartered in Tampa, Florida. CBT operated through 5 branches in Tampa. This acquisition added to TSFG's growing presence in the Tampa Bay area and advanced TSFG's strategy to expand in markets with favorable population and per capita income growth prospects.

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

         The CBT purchase price and the amount of the purchase price allocated to goodwill and other intangible assets are presented below (in thousands). The estimated fair values of the assets acquired and the liabilities assumed at the purchase date are subject to adjustment as fair value information becomes available. The allocation of the CBT purchase price was adjusted in the first quarter of 2003 to reflect third-party valuations of certain assets and liabilities.

Purchase price                                                                               $  66,224
CBT tangible shareholders' equity                                                               28,943
                                                                                             ---------
    Excess of purchase price over carrying value of net tangible assets acquired                37,281
Fair value adjustments                                                                          (1,642)
Direct acquisition costs                                                                         1,526
Deferred income taxes                                                                            1,616
                                                                                             ---------
    Total intangible assets                                                                     38,781
Core deposit premiums                                                                            2,700
                                                                                             ---------
    Goodwill                                                                                 $  36,081
                                                                                             =========

         The core deposit premium intangible asset is amortized over 10 years on an accelerated basis until the straight-line amortization method is greater at which time the straight-line method is used. The core deposit premium valuation and amortization method are based upon a historical study of the deposits acquired. All of the CBT intangible assets were assigned to the Mercantile Bank segment. The goodwill will not be amortized but will be tested at least annually for impairment in accordance with SFAS 142. The total amount of goodwill expected to be deductible for income tax purposes is $356,000.

AMORTIZATION OF PREMIUMS AND DISCOUNTS

         Premiums and discounts that resulted from recording the assets and liabilities acquired through acquisition (CBT, Rock Hill Bank & Trust, and Gulf West Banks, Inc.) at their respective fair values are being amortized and accreted using methods that result in a constant effective yield over the life of the assets and liabilities. This net amortization decreased net income before income taxes by $330,000 in the first three months of 2003.

(5) INTANGIBLE ASSETS

         Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

                                                            MARCH 31,
                                                  ----------------------------   DECEMBER 31,
                                                       2003            2002            2002
                                                       ----            ----            ----
Goodwill                                            $ 225,255        $ 90,194       $ 224,312
Core deposit premiums                                  26,873          14,546          26,873
Less accumulated amortization                         (11,063)         (9,245)        (10,409)
                                                    ---------        --------       ---------
                                                       15,810           5,301          16,464
                                                    ---------        --------       ---------
Customer list intangible                                  858               -             858
Less accumulated amortization                             (45)              -             (24)
                                                    ---------        --------       ---------
                                                          813               -             834
                                                    ---------        --------       ---------
Non-compete agreement intangible                          663               -             663
Less accumulated amortization                            (121)              -             (91)
                                                    ---------        --------       ---------
                                                          542               -             572
                                                    ---------        --------       ---------
                                                    $ 242,420        $ 95,495       $ 242,182
                                                    =========        ========       =========

         The following summarizes the changes in the carrying amount of goodwill related to each of TSFG's business segments (in thousands) for the three months ended March 31, 2003:

                                                  CAROLINA       MERCANTILE
                                                 FIRST BANK        BANK            TOTAL
                                                 ----------        ----            -----
Balance, December 31, 2002                       $ 116,279      $ 108,033       $ 224,312
Purchase accounting adjustments                      1,420           (477)            943
                                                 ---------      ---------       ---------
Balance, March 31, 2003                          $ 117,699      $ 107,556       $ 225,255
                                                 =========      =========       =========

         Amortization of intangibles totaled $654,000 for core deposit premiums, $21,000 for customer list intangibles, and $30,000 for non-compete agreement intangibles for the three months ended March 31, 2003. Amortization of intangibles totaled $239,000 for core deposit premiums for the three months ended March 31, 2002.

         The estimated amortization expense for core deposit premiums for the years ended December 31 is as follows: $2.6 million for 2003, $2.2 million for 2004, $1.9 million for 2005, $1.7 million for 2006, $1.7 million for 2007, and an aggregate of $6.4 million for all the years thereafter. The estimated amortization expense for customer list intangibles is $86,000 for the years ended December 31, 2003 to 2007 and an aggregate of $404,000 for all the years thereafter. The estimated amortization expense for non-compete agreement intangibles is $120,000 for the years ended December 31, 2003 to 2006 and $92,000 for 2007.

(6) MORTGAGE SERVICING RIGHTS

         Capitalized mortgage servicing rights ("MSRs"), net of the valuation allowance, totaled $3.2 million, $4.4 million, and $8.0 million at March 31, 2003, December 31, 2002, and March 31, 2002, respectively. Amortization expense for MSRs totaled $909,000 and $1.0 million for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003 and 2002, the valuation allowance for capitalized MSRs totaled $2.0 million and $869,000, respectively. In the first three months of 2003 and 2002, TSFG recorded a $262,000 impairment loss and $200,000 impairment recovery from the valuation of MSRs, respectively.

         The estimated amortization expense for MSRs for the years ended December 31 is as follows: $3.6 million for 2003, $487,000 for 2004, and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

(7) GUARANTEES

         Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG's customer to perform under the terms of an underlying contract with the third party or obligates TSFG to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. TSFG can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. The collateral is generally cash, although existing lines of credit are sometimes used. Commitments under standby letters of credit are usually for one year or less. At March 31, 2003, TSFG recorded a liability of $25,000 for deferred fees received on standby letters of credit, which was the estimated fair value for the current carrying amount of the obligation to perform as a guarantor. No contingent liability was determined to be necessary relating to TSFG's obligation to perform as a guarantor. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2003 was $58.3 million.

(8) COMMITMENTS AND CONTINGENT LIABILITIES

         TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG's consolidated financial position or results of operations.

         At the purchase date, TSFG identified a potential contingent liability related to certain Rock Hill Bank & Trust trust accounts. Any liability recorded would increase the goodwill recorded.

(9) DEFERRED COMPENSATION HELD IN TRUST

         Beginning  on  January  1,  2003,  under  TSFG's   Executive   Deferred
Compensation Plan for certain officers, TSFG common stock was added as an investment option for deferral of up to 100% of a participant's annual bonus compensation, net of withholdings for social security and Medicare taxes. The common stock purchased by TSFG for this deferred compensation plan is maintained in a Rabbi Trust (the "Trust"), on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of TSFG. Dividends payable on the common shares held by the Trust will be reinvested in additional shares of common stock of TSFG on behalf of the participants. The deferred compensation obligation in the Trust is classified as a component of shareholders' equity, and the common stock held by the Trust is classified as a reduction of shareholders' equity. The obligations of TSFG under this investment option of the deferred compensation plan, and the shares held by the Trust, have no net effect on outstanding shares. Subsequent changes in the fair value of the common stock are not reflected in earnings or shareholders' equity.

(10) AVERAGE SHARE INFORMATION

         The following is a summary of the basic and diluted average common shares outstanding:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------------------
                                                                 2003                      2002
                                                                 ----                      ----
Basic:
Average common shares outstanding (denominator)               47,325,448                 41,180,460
                                                              ==========                 ==========

Diluted:
Average common shares outstanding                             47,325,448                 41,180,460
Dilutive potential common shares                                 932,050                    879,002
                                                              ----------                 ----------
Average diluted shares outstanding (denominator)              48,257,498                 42,059,462
                                                              ==========                 ==========

         The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

                                                  NUMBER               RANGE OF
                                                 OF SHARES         EXERCISE PRICES
                                                 ---------         ---------------
For the three months ended
March 31, 2003                                   1,539,803         $21.00 to $31.26
March 31, 2002                                   1,065,168         $19.47 to $31.26

(11) STOCK-BASED COMPENSATION

         At March 31, 2003, TSFG has two stock-based employee compensation option plans, which are described more fully in Note 30 to the Consolidated Financial Statements in TSFG's 2002 Annual Report on Form 10-K. TSFG accounts for its option plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB Opinion 25"). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if TSFG had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to stock-based employee compensation option plans for the three months ended March 31 (dollars in thousands, except share data).

                                                                                       2003           2002
                                                                                       ----           ----
Net income
Net income, as reported                                                              $ 20,045       $ 13,107
Deduct:
   Total stock-based employee compensation expense determined under fair
     value based method for all option awards, net of related tax effect                  392            382
                                                                                     --------       --------
Pro forma net income                                                                 $ 19,653       $ 12,725
                                                                                     ========       ========

Basic earnings per share
As reported                                                                            $ 0.42         $ 0.32
Pro forma                                                                                0.42           0.31

Diluted earnings per share
As reported                                                                            $ 0.42         $ 0.31
Pro forma                                                                                0.41           0.30


(12) MERGER-RELATED AND DIRECT ACQUISITION COSTS

         In connection with the CBT, Rock Hill Bank, and Gulf West acquisitions, TSFG recorded pre-tax merger-related costs of $1.5 million, included in noninterest expenses, and direct acquisition costs of $197,000, included in goodwill during the first quarter 2003. The merger-related and acquisition costs were recorded as incurred. The following summarizes these charges (in thousands) at and for the three months ended March 31, 2003:

                                                                                   TOTAL           AMOUNTS       REMAINING
                                                                                   COSTS            PAID          ACCRUAL
                                                                                   -----            ----          -------
           MERGER-RELATED COSTS
           Compensation-related expenses                                           $  511          $  215         $ 296
           System conversion costs                                                    461             281           180
           Fixed asset impairment                                                     198             198             -
           Travel                                                                      33              33             -
           Advertising                                                                 30              30             -
           Other                                                                      264             256             8
                                                                                   ------          ------         -----
                                                                                   $1,497          $1,013         $ 484
                                                                                   ======          ======         =====

           DIRECT ACQUISITION COSTS
           Investment banking and professional fees                                $   88          $   88         $   -
           Severance                                                                  109             109             -
                                                                                   ------          ------         -----
                                                                                   $  197          $  197         $   -
                                                                                   ======          ======         =====

         At March 31, 2003, the accrual of merger-related costs, which included $484,000 for charges incurred during the three months ended March 31, 2003, totaled $1.1 million. This accrual is for compensation-related and other expenses incurred in connection with the CBT, Rock Hill Bank, and Gulf West acquisitions. At March 31, 2003, the accrual of direct acquisition costs totaled $569,000. This accrual is for professional fees and severance in connection with the purchase of assets and deposits from Rock Hill Bank.

(13) BUSINESS SEGMENTS

         TSFG has two principal operating subsidiaries, Carolina First Bank and Mercantile Bank, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries are reportable segments by virtue of exceeding certain quantitative thresholds. Carolina First Bank and Mercantile Bank engage in general banking business focusing on commercial, consumer, and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, coastal North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in northern and central Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits and other customer service fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

         TSFG evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in TSFG's Annual Report on Form 10-K for the year ended December 31, 2002.

         Segment information (in thousands) is shown in the table below. The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.


                                                       CAROLINA     MERCANTILE                   ELIMINATING
                                                      FIRST BANK       BANK         OTHER          ENTRIES         TOTAL
                                                      ----------       ----         -----          -------         -----
Three Months Ended March 31, 2003
Net interest income                                  $    52,024     $  14,987     $ (1,540)      $       -     $   65,471
Provision for loan losses                                  3,498         1,990           12               -          5,500
Noninterest income                                        15,045         2,931       15,218         (13,308)        19,886
Noninterest expenses                                      32,620        13,005       16,573         (13,308)        48,890
  Amortization of intangibles (a)                            315           390            -               -            705
  Merger-related costs (a)                                   323         1,174            -               -          1,497
Income tax expense                                        10,135           937       (1,162)              -          9,910
Minority interest in consolidated
  subsidiary, net of tax                                  (1,012)            -            -               -         (1,012)
Net income                                                19,804         1,986       (1,745)              -         20,045

MARCH 31, 2003
Total assets                                         $ 6,875,479    $2,109,116    $ 933,540      $ (952,924)   $ 8,965,211
Loans                                                  3,426,218     1,183,564      100,029        (134,476)     4,575,335
Deposits                                               3,475,736     1,281,489            -         (21,510)     4,735,715

THREE MONTHS ENDED MARCH 31, 2002
Net interest income                                  $    46,255    $    6,470    $  (1,333)     $        -    $    51,392
Provision for loan losses                                  4,150         2,079            9               -          6,238
Noninterest income                                         9,006           942       14,590         (12,900)        11,638
Noninterest expenses                                      27,428         4,520       15,804         (12,900)        34,852
  Amortization of intangibles (a)                            239             -            -               -            239
Income tax expense                                         7,445           372         (818)              -          6,999
Minority interest in consolidated
  subsidiary, net of tax                                    (428)            -            -               -           (428)
Cumulative effect of change in accounting
  principal, net of tax                                        -             -       (1,406)              -         (1,406)
Net income                                                15,810           441       (3,144)              -         13,107

MARCH 31, 2002
Total assets                                         $ 5,337,437     $ 804,553    $ 627,213      $ (712,781)   $ 6,056,422
Loans                                                  3,169,152       672,594       37,315         (69,479)     3,809,582
Deposits                                               3,095,611       565,053            -         (19,160)     3,641,504

(a) Included in noninterest expenses.

(14) MANAGEMENT'S OPINION

         The financial statements in this report are unaudited, except for the consolidated balance sheet at December 31, 2002, which is derived from TSFG's consolidated audited financial statements. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis are presented to assist in understanding the financial condition and results of operations of The South Financial Group, Inc. and its subsidiaries (collectively, "TSFG"). TSFG may also be referred to herein as "we", "us", or "our", except where the context requires otherwise. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2002. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

         TSFG, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial holding company, which commenced banking operations in December 1986, and at March 31, 2003 conducted business through 76 locations in South Carolina, 5 locations in North Carolina and 34 locations in northern and central Florida. TSFG operates principally through two wholly-owned subsidiary banks: Carolina First Bank, a South Carolina chartered commercial bank, and Mercantile Bank, a Florida chartered commercial bank (which are collectively referred to as the "Subsidiary Banks"). TSFG's subsidiaries provide a full range of financial services, including asset management, investments, insurance, mortgage, and trust services, designed to meet substantially all of the financial needs of its customers.

FORWARD-LOOKING STATEMENTS AND NON-GAAP FINANCIAL INFORMATION

         This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

     o    risks  from  changes  in  economic,   monetary  policy,  and  industry
          conditions;
     o changes in interest rates, deposit rates, the net interest margin, and funding sources;
     o    market risk and inflation;
     o risks inherent in making loans including repayment risks and value of collateral;
     o loan growth, the adequacy of the allowance for loan losses, the assessment of problem loans, and the Rock Hill Bank & Trust Workout loans;
     o level, composition, and repricing characteristics of the securities portfolio;
     o    fluctuations in consumer spending;
     o competition in the banking industry and demand for our products and services;
     o    dependence on senior management;
     o    technological changes;
     o    ability to increase market share;
     o    expense projections;
     o risks associated with income taxes, including the potential for adverse adjustments;
     o acquisitions, related cost savings, expected financial results, and unanticipated integration issues;
     o significant delay or inability to execute strategic initiatives designed to grow revenues;
     o    changes in accounting  policies and practices;
     o    costs and effects of litigation; and
     o    recently-enacted or proposed legislation.

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

         This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP"). TSFG's management uses these non-GAAP measures in their analysis of TSFG's performance. In particular, a number of credit quality measures presented adjust

GAAP information to exclude the effects of certain identified problems loans purchased from Rock Hill Bank & Trust (the "Rock Hill Workout Loans"). Management believes presentations of credit quality measures excluding the Rock Hill Workout Loans assist in identifying core credit quality measures and trends. These disclosures should not be viewed as a substitute for GAAP operating results, and furthermore, TSFG's non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

CRITICAL ACCOUNTING POLICIES

         TSFG's accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. The more critical accounting policies include TSFG's accounting for securities, loans, allowance for loan losses, intangibles, and income taxes. In particular, TSFG considers its policies regarding the allowance for loan losses and income taxes to be its most critical accounting policies due to the significant degree of management judgment. Different assumptions in the application of these policies could result in material changes in TSFG's consolidated financial statements. For additional discussion concerning TSFG's allowance for loan losses and related matters, see "Balance Sheet Review - Allowance for Loan Losses."

ACQUISITIONS

         The following table summarizes TSFG's acquisitions completed during the past two years. All the acquisitions, except for Gardner Associates, Inc., an insurance agency, were bank acquisitions. All of the transactions were accounted for using the purchase method of accounting, and accordingly, the assets and liabilities were recorded at their estimated fair values, which are subject to adjustment, as of the acquisition date. TSFG's consolidated financial statements include the results of the acquired company's operations since the acquisition date.

TABLE 1
--------------------------------------------------------------------------------------------------------------------
SUMMARY OF COMPLETED ACQUISITIONS
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                              PURCHASE     IDENTIFIABLE
                              ACQUISITION       TOTAL         SHARES         PRICE PAID     INTANGIBLE
                                 DATE           ASSETS        ISSUED          IN CASH         ASSETS       GOODWILL
                                 ----           ------        ------          -------         ------       --------
Central Bank of Tampa
  Tampa, Florida               12/31/02        $ 223,223 (1)  3,241,737       $    -         $ 2,700   -   $ 36,081

Rock Hill Bank and Trust
  Rock Hill, South Carolina    10/31/02          204,815 (1)    430,017            - (2)       1,204         25,571

Gardner Associates, Inc.
  Columbia, South Carolina     09/20/02            1,312 (1)    249,011 (3)        -           1,521          1,934

Gulf West Banks, Inc.
  St. Petersburg, Florida      08/31/02          530,296 (1)  3,925,588          32,400        8,424         71,475

(1)  Book value at the acquisition date.
(2) TSFG agreed to pay a cash earnout based on collection and recoveries with respect to certain loans.
(3) Of this amount, up to 70,779 of these shares are subject to forfeiture back to TSFG if certain five-year financial performance targets are not met.

         On December 31, 2002, TSFG acquired Central Bank of Tampa ("CBT"), a community bank headquartered in Tampa, Florida. CBT operated through 5 branches in Tampa. This merger advances TSFG's strategy to expand in markets with relatively high population and per capita income growth prospects.

         On October 31, 2002, TSFG acquired substantially all of the assets and deposits of Rock Hill Bank & Trust ("Rock Hill Bank"), which was a wholly-owned banking subsidiary of RHBT Financial Corporation ("RHBT"). Rock Hill Bank operated 3 branches in York County, South Carolina. Under the asset sale agreement, Rock Hill Bank received 430,017 shares of TSFG common stock, plus the right to receive a cash earnout essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in a specified loan pool and 50% of net amounts recovered under RHBT's blanket bond insurance policy with respect to such loans. TSFG owned approximately 22% of RHBT's outstanding stock. In connection with the distribution of TSFG common stock to RHBT shareholders, TSFG received 95,575 shares, which were immediately cancelled.

         On September 20, 2002, TSFG acquired Gardner Associates, Inc. ("Gardner Associates"), an independent insurance agency based in Columbia, South Carolina. TSFG intends to use Gardner Associates to build its insurance operations in the Midlands area of South Carolina. As of March 31, 2003, TSFG issued 156,426 shares of TSFG common stock to acquire Gardner Associates and 21,806 shares under an earnout provision. In addition, the principals of Gardner Associates have the right to receive a maximum of 70,779 shares of TSFG common stock, which has been issued and deposited in an escrow account, under earnout provisions based on Gardner Associates' five-year financial performance.

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

     Acquisition Completed Subsequent to Quarter-End

         On April 30, 2003, TSFG acquired American Pensions, Inc. ("API"), a benefit plan administrator headquartered in Mount Pleasant, South Carolina. API services over 250 corporate accounts and manages in excess of $200 million in plan assets. Net assets of API at April 30, 2003 totaled $56,000, and total revenues for the year ended December 31, 2002 were $1.9 million. TSFG issued 146,808 shares of common stock valued at approximately $3.5 million at closing. In addition, the shareholders of API have the right to receive common stock with a maximum value of approximately $2.2 million under earnout provisions based on API's five-year financial performance. This transaction was accounted for using the purchase method of accounting.

OVERVIEW

         Net income for the three months ended March 31, 2003 totaled $20.0 million, an increase of 52.9% compared with $13.1 million for the three months ended March 31, 2002. Earnings per diluted share for the first three months of 2003 totaled $0.42, a 35.5% increase from $0.31 per diluted share in the first three months of 2002. Higher net interest income, fee income initiatives, a lower provision for loan losses, and gains on sales of securities and equity investments contributed to the increases in net income and earnings per diluted share. Net interest income increased from 34.6% growth in average earning assets. Key factors responsible for TSFG's results of operations are discussed throughout Management's Discussion and Analysis below.

         Noninterest income for the three months ended March 31, 2003 and 2002 included pre-tax gains on asset sales of $2.9 million and $40,000, respectively. Gains on asset sales include gains on available for sale securities and equity investments. Mortgage banking income, a component of noninterest income, includes gains and losses on the sale of mortgage loans and charges for the write-down in the value of capitalized mortgage servicing rights. See "Earnings Review - Noninterest Income" for details. Noninterest expenses for the first three months of 2003 included $1.5 million in pre-tax merger-related costs.

         In the third quarter 2002, TSFG recorded a $1.4 million charge related to impairment of goodwill associated with Carolina First Mortgage Company, which is shown as a cumulative effect of change in accounting principle. In accordance with the accounting rules, this change was recorded as of January 1, 2002 and therefore is shown in the first quarter 2002.

         During the fourth quarter 2002, TSFG adjusted and reclassified certain prior 2002 quarter amounts to account for an overaccrual of interest expense related to repurchase agreements and the deferral of loan fee income. The net impact of these adjustments for the first quarter 2002, which restated the financial results for the quarter, was to increase net income by $316,000, or $0.01 per diluted share.

         Average common shares outstanding on a diluted basis were 48.3 million in the first three months of 2003, up 14.7% from 42.1 million for the first three months of 2002, due to shares issued for acquisitions completed in 2002. In connection with share repurchase programs, TSFG repurchased and cancelled 1,266,308 shares during the first three months of 2003.

         At March 31, 2003, TSFG had $9.0 billion in assets, $4.6 billion in loans, $4.7 billion in deposits, and $635.0 million in shareholders' equity. For the three months ended March 31, 2003, TSFG's average assets totaled $8.4 billion, an increase of $2.3 billion, or 36.7%, compared with the first quarter 2002 average of $6.1 billion.

BALANCE SHEET REVIEW

     Loans

         TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At March 31, 2003, outstanding loans totaled $4.6 billion, which equaled 96.6% of total deposits and 51.0% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG's South Carolina, North Carolina, and Florida market areas. The portfolio contains no "highly leveraged transactions," as defined by regulatory authorities.

         Loans held for investment increased $735.5 million, or 19.5%, to $4.5 billion at March 31, 2003 from $3.8 billion at March 31, 2002. In 2002, $582.8 million in loans held for investment were acquired in mergers with CBT, Rock Hill Bank, and Gulf West, accounting for approximately 80% of the increase. During the first three months of 2003, loans held for investment increased $81.1 million, or 1.8%. The majority of the first quarter 2003 loan growth, annualized at 7.3%, was in commercial, home equity and indirect consumer loans. While originations of residential mortgage loans increased, most of these loans were sold at origination in the secondary market.

         Loans held for sale increased $30.3 million to $60.2 million at March 31, 2003 from $29.9 million at March 31, 2002. Mortgage loan originations were higher in the current period, which increased the inventory of loans in process. Also, certain commercial real estate loans acquired from Gulf West, which totaled $8.9 million at March 31, 2003, were designated for sale at acquisition. During the first three months of 2003, loans held for sale decreased $8.8 million, primarily from the sale of two commercial real estate loans acquired from Gulf West.

         Table 2 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.


TABLE 2
-----------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
-----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                MARCH 31,
                                                                     --------------------------------
                                                                                          RESTATED         DECEMBER 31,
                                                                          2003              2002               2002
                                                                          ----              ----               ----

Commercial, financial and agricultural                                $   952,877        $   778,257       $   913,368
Real estate - construction (1)                                            558,406            543,358           570,265
Real estate - residential mortgages (1-4 family)                          657,509            515,593           643,941
Commercial secured by real estate (1)                                   1,792,969          1,418,954         1,765,103
Consumer                                                                  553,267            523,173           541,210
Lease financing receivables                                                   105                347               124
                                                                      -----------        -----------       -----------
Loans held for investment                                               4,515,133          3,779,682         4,434,011
Loans held for sale                                                        60,202             29,900            67,218
Less: allowance for loan losses                                            66,133             45,208            70,275
                                                                      -----------        -----------       -----------
   Total net loans                                                    $ 4,509,202        $ 3,764,374       $ 4,430,954
                                                                      ===========        ===========       ===========

Percentage of loans held for investment
Commercial, financial and agricultural                                       21.1 %             20.6 %            20.6 %
Real estate - construction (1)                                               12.4               14.4              12.9
Real estate - residential mortgages (1-4 family)                             14.6               13.6              14.5
Commercial secured by real estate (1)                                        39.6               37.6              39.8
Consumer                                                                     12.3               13.8              12.2
Lease financing receivables                                                    -                  -                 -
                                                                           ------             ------            ------
    Total                                                                   100.0  %           100.0  %          100.0  %
                                                                           ======             ======            =======

(1) These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

     Table 3 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 2, which stratifies the portfolio by collateral type and borrower type.

TABLE 3
-----------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION BASED ON LOAN PURPOSE
-----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                               MARCH 31,
                                                                     --------------------------------
                                                                                         RESTATED         DECEMBER 31,
                                                                         2003              2002               2002
                                                                         ----              ----               ----
Commercial loans
Commercial and industrial                                             $ 1,188,782        $ 1,013,706       $ 1,178,955
Owner - occupied real estate                                              724,685            633,003           733,819
Commercial real estate                                                  1,463,330          1,167,532         1,420,252
                                                                      -----------        -----------       -----------
                                                                        3,376,797          2,814,241         3,333,026
                                                                      -----------        -----------       -----------

CONSUMER LOANS
Indirect - sales finance                                                  448,253            363,197           420,294
Direct retail                                                             274,290            300,515           273,419
Home equity                                                               261,311            174,854           243,648
                                                                      -----------        -----------       -----------
                                                                          983,854            838,566           937,361
                                                                      -----------        -----------       -----------

MORTGAGE LOANS                                                            154,482            126,875           163,624
                                                                      -----------        -----------       -----------

   Total loans held for investment                                    $ 4,515,133        $ 3,779,682       $ 4,434,011
                                                                      ===========        ===========       ===========

PERCENTAGE OF LOANS HELD FOR INVESTMENT
Commercial and industrial                                                    26.3 %             26.8 %            26.6 %
Owner - occupied real estate                                                 16.1               16.7              16.6
Commercial real estate                                                       32.4               30.9              32.0
Consumer                                                                     21.8               22.2              21.1
Mortgage                                                                      3.4                3.4               3.7
                                                                           ------             ------            ------
    Total                                                                   100.0  %           100.0  %          100.0  %
                                                                           ======             ======            ======

         Commercial and industrial loans are loans to finance short-term and intermediate-term cash needs of businesses. Typical needs include the need to finance seasonal or other temporary cash flow imbalances, growth in working assets created by sales growth, and purchases of equipment and vehicles. Credit is extended in the form of short-term single payment loans, lines of credit for periods up to a year, revolving credit facilities for periods up to five years, and amortizing term loans for periods up to ten years.

         Owner-occupied real estate loans are loans to finance the purchase or expansion of operating facilities used by businesses not engaged in the real estate business. Typical loans are loans to finance offices, manufacturing plants, warehouse facilities, and retail shops. Depending on the property type and the borrower's cash flows, amortization terms vary from 10 years up to 20 years. Although secured by mortgages on the properties financed, these loans are underwritten based on the cash flows generated by operations of the businesses they house.

         Commercial real estate loans are loans to finance real properties that are acquired, developed, or constructed for sale or lease to parties unrelated to the borrower. Included are loans to acquire land for development, land development loans, construction loans, mini-perms for cash flow stabilization periods, and permanent loans in situations where access to the secondary market is limited due to loan size.

         Indirect sales finance loans are loans to individuals to finance the purchase of automobiles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used autos with terms varying from 2 years up to 5 years.

         Direct consumer loans are loans to individuals to finance personal, family, or household needs. Typical loans are loans to finance auto purchases, home repairs and additions, and home purchases. These loans are made by TSFG employees in its branches.

         Home equity loans are loans to home-owners, secured by junior mortgages on their primary residences, to finance personal, family, or household needs. These loans may be in the form of amortizing loans or lines of credit with terms up to 15 years.

         Mortgage loans are loans to individuals, secured by first mortgages on single family residences, to finance the acquisition of those residences. These loans, originated by TSFG's mortgage lending division, do not qualify for immediate sale but are judged to be sellable with seasoning. They are underwritten to secondary market standards and are sold, from time to time, as they become sellable to secondary market investors.

        The portfolio's only significant industry concentration is in commercial real estate loans. All other industry concentrations are less than 10% of total loans. Commercial real estate loans were 32.4% of loans held for investment at March 31, 2003. Due to sustained strong population growth and household income growth, real estate development and construction are major components of the economic activity in TSFG's markets. The risk attributable to this concentration is managed by lending in our markets, where we are familiar with real estate market conditions, to borrowers we know well, who have proven track records and possess the financial means to weather reverses in this industry. TSFG does not make loans without recourse to the borrower, loans without personal guarantees from the owners, or loans to cash out equity in commercial properties. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.

         At March 31, 2003, the loan portfolio included commitments totaling $138.0 million in "shared national credits" (multi-bank credit facilities of $20 million or more). Outstandings under these commitments totaled $79.6 million. By policy, we participate in shared national credits only if the borrower is headquartered in our market, the borrower is in an industry familiar to us, we meet directly with the borrower to conduct our analysis, and the borrower agrees to establish an ongoing banking relationship with us. One of these credits, in which our commitment totals $1.1 million, is on our internal watch list; however, none of these credit facilities were classified in the most recent shared national credits examinations conducted by the regulatory agencies.

     Credit Quality

         A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG's credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and immediate after-the-fact review by credit risk management of loans approved by lenders.
Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with underwriting and loan monitoring policies is closely supervised. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities are monitored by Credit Committees of each banking subsidiary's Board of Directors, which meet monthly to review credit quality trends, new large credits, loans to insiders, large problem credits, credit policy changes, and reports on independent credit audits of branch offices.

         To facilitate comparisons, Table 4 presents credit quality indicators two ways: one that includes all loans and one that excludes the Rock Hill Workout Loans. On October 31, 2002, loans totaling $191.3 million were acquired from Rock Hill Bank. Prior to the closing and in connection with identified problem loans, Rock Hill Bank had charged off a significant portion of its loan portfolio and established additional reserves. At closing, TSFG segregated certain identified problem loans into a separately-managed portfolio, referred to as the "Rock Hill Workout Loans." At March 31, 2003, this portfolio totaled $63.6 million, down from $72.4 million at December 31, 2002, with an allowance for loan losses of $11.6 million. Nonperforming assets for the Rock Hill Workout Loans at March 31, 2003 were $32.8 million. Net loan charge-offs for the first quarter 2003, which were included in the allowance for loan losses as of December 31, 2002, totaled $4.1 million. TSFG expects nonperforming assets and the allowance for loan losses to decline as the Rock Hill Workout Loans are liquidated or otherwise resolved. Where appropriate, TSFG has provided credit quality measures excluding the Rock Hill Workout Loans to identify core credit quality measures and trends.

         Table 4 presents information pertaining to nonperforming assets.

TABLE 4
-------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                  MARCH 31,
                                                                      --------------------------------
                                                                                             RESTATED        DECEMBER 31,
                                                                              2003             2002              2002
                                                                              ----             ----              ----

Nonaccrual loans - commercial                                             $   58,114      $    40,521        $   61,206
Nonaccrual loans - consumer                                                    2,865            2,965             2,384
Restructured loans                                                                -                -                 -
    Total nonperforming loans                                                 60,979           43,486            63,590
Other real estate owned                                                       10,836            7,143            10,596
                                                                          ----------      -----------        ----------
    Total nonperforming assets                                            $   71,815      $    50,629        $   74,186
                                                                          ==========      ===========        ==========

Loans past due 90 days still accruing interest (1)                        $    3,652      $     9,532        $    5,414
                                                                          ==========      ===========        ==========

Total nonperforming assets as a percentage of loans and other
    real estate owned (2)                                                       1.59  %          1.34  %           1.67  %
                                                                          ==========      ===========        ==========
Allowance for loan losses as a percentage of nonperforming loans                1.08  x          1.04  x           1.11  x
                                                                          ==========      ===========        ==========

EXCLUDING THE ROCK HILL WORKOUT LOANS
Loans held for investment                                                 $4,451,498      $ 3,779,682       $ 4,361,658
Allowance for loan losses                                                     54,514           45,208            53,979

Total nonperforming loans                                                     28,254           43,486            34,596
Other real estate owned                                                       10,751            7,143            10,422
                                                                          ----------      -----------        ----------
    Total nonperforming assets                                            $   39,005      $    50,629       $    45,018
                                                                          ==========      ===========        ==========

Total nonperforming assets as a percentage of loans and other
    real estate owned (2)                                                       0.87  %          1.34  %           1.03  %
                                                                          ==========      ===========        ==========
Allowance for loan losses as a percentage of nonperforming loans                1.93  x          1.04  x           1.56  x
                                                                          ==========      ===========        ==========

(1) All of  these  loans  are  consumer  and  residential  mortgage  loans.
(2) Calculated using loans held for investment.
Note: Nonperforming assets exclude personal property repossessions, which totaled $1.0 million, $1.2 million, and $1.3 million, at March 31, 2003, March 31, 2002, and December 31, 2002, respectively.

         CREDIT QUALITY INCLUDING ROCK HILL WORKOUT LOANS. Nonperforming assets declined to 1.59% of loans and other real estate owned at March 31, 2003 from 1.67% at December 31, 2002. Net loan charge-offs increased to 0.85% of average loans for the first quarter 2003 from 0.37% for the fourth quarter 2002, primarily due to the disposition of fully-reserved Rock Hill Workout Loans and the liquidation of fully-reserved nonperforming loans. As anticipated, the allowance for loan losses declined to 1.46% of period-end loans at March 31, 2003 from 1.58% at December 31, 2002.

         CREDIT QUALITY EXCLUDING ROCK HILL WORKOUT LOANS. Core nonperforming assets (which exclude the Rock Hill Workout Loans) declined 13% to 0.87% of loans and other real estate owned at March 31, 2003 from 1.03% at December 31, 2002. This ratio has declined every quarter-end since its peak of 1.34% at March 31, 2002. Net loan charge-offs increased from $4.4 million for the fourth quarter 2002 to $5.5 million for the first quarter 2003, or from 0.41% to 0.50% of average loans, as write-downs of $1.5 million were incurred to liquidate nonperforming loans with allocated reserves of $2.1 million. The allowance for loan losses declined slightly as a percent of loans held for investment, from 1.24% at December 31, 2002 to 1.22% at March 31, 2003, but increased from 1.56 times to 1.93 times nonperforming loans for the quarter-ends. Loans past due 90 days and still accruing interest showed continued improvement during the first quarter 2003.

         Certain of the Rock Hill Workout Loans are defined as "designated loans" under the Rock Hill Bank purchase agreement ("Designated Loans") and are subject to earnout provisions. The total principal amount owed by the borrowers for Designated Loans was $45.2 million, of which $19.5 million had been charged off or reserved prior to acquisition by TSFG. To the extent that principal collections on these Designated Loans exceed $25.7 million through the termination date of the earnout agreement, TSFG will pay the RHBT shareholders

30% of such excess. The net effect is to pay RHBT shareholders 30% of the net recoveries on these loans from charge-off collections and reserve reductions. Through March 31, 2003, total charge-offs and reserves on the Designated loans exceeded the amount that would require a payment under the earnout agreement.

         Future credit quality trends depend primarily on the direction of the economy, and current economic data do not provide a clear signal of that direction. Until the business climate improves, we expect portfolio quality indicators to remain volatile, nonperforming asset levels to fluctuate, and charge-offs to be higher than historical norms. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved for in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance for loan loss adequacy. Accordingly, management believes the allowance for loan losses as of March 31, 2003 was adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.

         The following summarizes information on impaired loans (in thousands), all of which are in nonaccrual status, at and for the three months ended March
31. All impaired loans are commercial loans.

                                                                       2003             2002
                                                                       ----             -----
Impaired loans                                                      $ 58,114         $ 40,521
Impaired loans, excluding the Rock Hill Workout Loans                 25,389           40,521
Average investment in impaired loans                                  61,585           40,219
Related allowance                                                     14,751            4,409
Related allowance, excluding the Rock Hill Workout Loans               6,176            4,409
Recognized interest income                                                 -              120
Foregone interest                                                      1,361              892

     Allowance for Loan Losses

         The adequacy of the allowance for loan losses (the "Allowance") is analyzed quarterly. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio. The methodology employed for this analysis is discussed below.

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

         The Allowance is then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss range for each category. The unallocated component is the sum of the amounts by which final loss estimates exceed the lower end estimates for each category. The unallocated component of the Allowance represents probable losses inherent in the portfolio based on our analysis that are not fully captured in the allocated component. Allocation of the Allowance to respective loan portfolio components is not necessarily indicative of future losses or future allocations. The entire Allowance is available to absorb losses in the loan portfolio.

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

         The Allowance totaled $66.1 million, or 1.46% of loans held for investment, at March 31, 2003, a significant increase from $45.2 million, or 1.20%, at March 31, 2002. Nonperforming loans totaled $61.0 million at March 31, 2003, an increase of $17.5 million from $43.5 million at March 31, 2002. These increases were the result of the acquisition of loans from Rock Hill Bank, partially offset by lower core nonperforming loans. Excluding the $32.7 million of nonperforming loans related to the Rock Hill Workout Loans, nonperforming loans declined to $28.3 million at March 31, 2003 from $43.5 million at March 31, 2002 (to 0.63% from 1.15% of loans held for investment), and the Allowance increased to $54.5 million at March 31, 2003 from $45.2 million at March 31, 2002 (to 1.22% from 1.20% of loans held for investment). See "Credit Quality."

         Table 5, which summarizes the changes in the Allowance, provides additional information with respect to the activity in the Allowance. While uncertainty in the current economic outlook makes future charge-off levels less predictable, management does not expect losses to increase significantly over the next several quarters. As a percentage of average loans, losses in 2003 are expected to be comparable to 2002 losses. However, the economic outlook remains highly uncertain, and future charge-off levels may therefore fluctuate above or below that average from quarter to quarter.

TABLE 5
-------------------------------------------------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                               AT AND FOR
                                                                             THE THREE MONTHS              AT AND FOR
                                                                              ENDED MARCH 31,            THE YEAR ENDED
                                                                     --------------------------------      DECEMBER 31,
                                                                          2003              2002               2002
                                                                          ----              ----               ----

Allowance for loan losses, beginning of year                         $    70,275        $    44,587       $    44,587
Purchase accounting adjustments                                                -                  -            22,973
Allowance adjustment for loans sold                                            -                  -               (12)
Net charge-offs:
    Loans charged-off                                                    (10,308)            (6,384)          (23,556)
    Loans recovered                                                          666                767             4,017
                                                                     -----------        -----------       -----------
                                                                          (9,642)            (5,617)          (19,539)
Additions to reserve through provision expense                             5,500              6,238            22,266
                                                                     -----------        -----------       -----------
Allowance for loan losses, end of period                             $    66,133        $    45,208       $    70,275
                                                                     ===========        ===========       ===========

Average loans                                                        $ 4,520,965        $ 3,774,762       $ 4,008,094
Loans held for investment                                              4,515,133          3,779,682         4,434,011
Net charge-offs as a percentage of average loans (annualized)               0.85 %             0.60 %            0.49 %
Allowance for loan losses as a percentage of loans held
    for investment                                                          1.46               1.20              1.58

Excluding the Rock Hill Workout Loans:
    Net loan charge-offs                                                 $ 5,533            $ 5,617          $ 19,906
    Net charge-offs as a percentage of average loans (annualized)           0.50 %             0.60 %            0.50 %
    Allowance for loan losses as a percentage of loans held
       for investment, excluding Rock Hill Workout Loans                    1.22               1.20              1.24

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

         At March 31, 2003, TSFG's investment portfolio totaled $3.4 billion, up $1.8 billion from the $1.7 billion invested as of March 31, 2002, and up $850.7 million from the $2.6 billion invested as of December 31, 2002. The majority of the increase since December 31, 2002 was attributable to the purchase of U.S. Government agency and mortgage-backed securities in the available for sale portfolio. In the first quarter 2003, TSFG bought these securities to leverage capital and take advantage of the opportunity to increase net interest income. In addition, TSFG has engaged in, and expects to continue to engage in, hedging activities to reduce interest rate risk associated with the investment securities. Also, in 2002, TSFG acquired $210.8 million in available for sale securities from the acquisitions completed in 2002. During 2003, TSFG expects to sell investment securities as loan growth increases, depending on the general level of interest rates.

         Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized gain recorded for available for sale securities averaged $3.0 billion in the first quarter of 2003, 73.4% above the first quarter of 2002 average of $1.7 billion. The majority of the increase was attributable to purchases of securities to leverage available capital, anticipate accelerated paydowns of mortgage-backed securities, and provide for increased calls of U.S. Government agency securities. The average portfolio yield decreased in the first three months of 2003 to 4.28% from 5.36% in the first three months of 2002. The securities yield decreased due to a lower level of general interest rates and the addition of lower-yielding, shorter duration securities.

         The duration of the portfolio declined to approximately 4.9 years at March 31, 2003 from 7.2 years at March 31, 2002. The securities portfolio currently reprices within a two and a half-year pricing horizon, which is significantly faster than indicated by the duration.

         The composition of the investment portfolio as of March 31, 2003 was as follows: mortgage-backed securities 57.1%, U.S. Government agencies 27.6%, U.S. Treasuries 7.4%, state and municipalities 3.4%, and other securities 4.5% (which includes equity investments described below). Mortgage-backed securities have increased from 46.4% of the portfolio at December 31, 2002, due to the first quarter 2003 purchase to leverage available capital. Collateralized mortgage obligations, the majority of which are short-term, represent less than 15% of the securities portfolio.

         The available for sale portfolio constituted 98.2% of total securities at March 31, 2003. Management believes that the high concentration of available for sale securities provides greater flexibility in the management of the overall investment portfolio.

         During the first quarter 2003, the net unrealized gain on available for sale securities (pre-tax) increased to $32.2 million at March 31, 2003 from a $21.1 million loss at March 31, 2002. The increase in the net unrealized gain was primarily associated with U.S. Treasury securities, which had unrealized losses at March 31, 2002 and were sold in the third quarter 2002. At December 31, 2002, the net unrealized gain on available for sale securities (pre-tax) totaled $36.3 million.

     Other Investments

         INVESTMENT IN NETBANK, INC. At March 31, 2003, TSFG owned 517,904 shares of NetBank common stock. NetBank owns and operates NetBank, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. TSFG's investment in NetBank, which is included in securities available for sale with a basis of $144,000, was recorded at its pre-tax market value of approximately $4.8 million at March 31, 2003. During the three months ended March 31, 2003, TSFG sold 207,096 shares of NetBank for a pre-tax gain of $1.9 million.

         INVESTMENTS IN BANKS. At March 31, 2003, TSFG had equity investments in fourteen community banks located in the Southeast. In each case, TSFG owns less than 5% of the community bank's outstanding common stock. TSFG has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks, which are included in securities available for sale with a basis of approximately $16.7 million, were recorded at their pre-tax market value of approximately $19.2 million at March 31, 2003.

         TSFG also has an investment in Nexity Financial Corporation, an Internet bank, which was recorded at its cost basis of $500,000.

         CF INVESTMENT COMPANY. CF Investment Company is a wholly-owned Small Business Investment Company, licensed through the Small Business Administration. Its principal focus is to invest in companies that have a bank-related technology or service that TSFG and its subsidiaries can use. CF Investment Company's loans and equity investments represent a higher risk to TSFG due to the start-up nature of such companies. As of March 31, 2003, CF Investment Company had invested approximately $1.2 million (or 49% interest in common stock) in a company specializing in electronic document management services and $502,000 (or 15% interest in common stock) in a paycard company. The estimated fair value of these investments is deemed to approximate the cost basis. TSFG may incur impairment losses in the future depending on the performance of CF Investment Company's investments.

         OTHER INVESTMENTS NOT SPECIFIED ABOVE. In addition to the investments described in the preceding paragraphs, other investments in available for sale securities at March 31, 2003, which are carried at market value, included corporate bonds of $70.7 million, FHLB stock of $50.7 million, and other equity securities of $5.3 million. Other equity securities include TSFG's investment in Affinity Technology Group, Inc. ("Affinity"). At March 31, 2003, TSFG owned
4,876,340 shares of common stock of Affinity, or approximately 12% of the outstanding shares. TSFG's investment in Affinity has a basis of $433,000 and was recorded at its March 31, 2003 pre-tax market value of approximately $878,000. At March 31, 2003, the aggregate market value for these other investments, which are not specified in the preceding paragraphs, totaled $126.7 million with a cost basis of $125.3 million.

     Intangible Assets

         The intangible assets balance at March 31, 2003 of $242.4 million consisted of goodwill of $225.3 million, core deposit premiums of $15.8 million, customer list intangibles of $813,000, and non-compete agreement intangibles of $542,000. The intangible assets balance at March 31, 2002 of $95.5 million consisted of goodwill of $90.2 million and core deposit premiums of $5.3 million. The increase in goodwill was primarily due to the $134.1 million of goodwill acquired during 2002 from the mergers with CBT, Rock Hill Bank, Gardner Associates, and Gulf West and subsequent adjustments in 2003 totaling $943,000. The increase in core deposit premiums was due to adding $2.7 million from the CBT merger, $1.2 million from the Rock Hill Bank merger, and $8.4 million from the Gulf West merger. The customer list intangibles and non-compete agreement intangibles were added with the acquisition of Gardner Associates.

     Deposits

         Deposits remain TSFG's primary source of funds for loans and investments. Average deposits provided funding for 60.7% of average earning assets in the first quarter 2003 and 64.3% in the first quarter 2002. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and increases in investment securities. In addition, TSFG has increased the use of brokered certificates of deposit, which are included in deposits.

         At March 31, 2003, deposits totaled $4.7 billion, up $1.1 billion from March 31, 2002. In 2002, TSFG acquired $783.8 million in deposits from its merger with CBT, Rock Hill Bank, and Gulf West, which accounted for 72% of the increase. In addition, this increase includes a $273.9 million increase in brokered certificates of deposit. At March 31, 2003, TSFG had $520.2 million in brokered certificates of deposit, compared with $246.3 million at March 31, 2002. We consider these funds as an attractive alternative funding source available to use while continuing our efforts to maintain and grow our local deposit base.

         Deposit pricing remains very competitive, and we expect this pricing environment to continue. During the past two years, TSFG decided to keep deposit rates offered on par with competitors and reduced deposit rate-driven promotions, which resulted in lower deposit balances. Deposits acquired in 2002 mergers offset this decrease.

         Table 7 in "Results of Operations - Net Interest Income" details average balances for the deposit portfolio for both the three months ended March 31, 2003 and 2002. Average money market accounts increased $376.4 million, or 51.3%, and average noninterest demand deposits increased $211.3 million, or 42.6%. On average, time deposits increased $278.8 million, or 16.6%, which includes a $310.4 increase in average brokered certificates of deposit.

         As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest-bearing checking, money market, and savings accounts). For the three months ended March 31, 2003, transaction accounts made up 57.4% of average deposits, compared with 53.6% for the three months ended March 31, 2002. These trends reflect TSFG's efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG's customer-centered sales process, Elevate, is an integral part of achieving this goal. In addition, in the summer of 2002 and the first quarter of 2003, TSFG held deposit campaigns, based on employee referrals, to raise transaction accounts.

         At March 31, 2003, total deposits for Bank CaroLine, an Internet bank, totaled $27.3 million, down from $45.6 million as of March 31, 2002. Deposits for Bank CaroLine declined significantly, due to offering less aggressive interest rates in an effort to lower the overall cost of funds.

         Time deposits of $100,000 or more represented 13.3% of total deposits at March 31, 2003 and 14.6% at March 31, 2002. TSFG's larger denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

         In March 2003, TSFG entered into an agreement with an unrelated financial institution to sell the deposits at its Powdersville, South Carolina branch office. TSFG expects to complete the sale in June 2003 and close the office subsequent to the sale. TSFG expects to sell approximately $8 million in deposits and record a gain associated with the sale.

     Borrowed Funds

         TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. TSFG's short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances (with maturities less than one year when made), commercial paper, and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes, FHLB advances, and repurchase agreements with maturities greater than one year when made. In the first three months of 2003, average borrowings totaled $3.0 billion, compared with $1.9 billion for the same period in 2002. This increase was primarily attributable to an increased reliance on short-term borrowings to support earning asset growth, including increases in investment securities.

         TSFG's long-term borrowings totaled $2.1 billion at March 31, 2003, up from $503.7 million as of March 31, 2002, primarily from the increase in repurchase agreements and FHLB advances. TSFG increased long-term borrowings in 2002 and first quarter 2003 to provide longer-term liquidity at historically-low interest rates.

         Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $2.1 billion at March 31, 2003, including $1.1 billion in long-term repurchase agreements, and $1.4 billion at March 31, 2002, including $100.0 million in long-term repurchase agreements. These balances are primarily to finance higher balances in investment securities available for sale and to support earning asset growth. Balances in these accounts can fluctuate on a day-to-day basis.

         The FHLB advances were $1.0 billion, including $994.6 million in long-term advances, at March 31, 2003 and $386.8 million, including $23.0 million in long-term advances, at March 31, 2002. FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, management's willingness to raise deposits through market promotions, the Subsidiary Banks' unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.

     Capital Resources and Dividends

         Total shareholders' equity amounted to $635.0 million, or 7.1% of total assets, at March 31, 2003, compared with $434.0 million, or 7.2% of total assets, at March 31, 2002. At December 31, 2002, total shareholders' equity was $646.8 million, or 8.1% of total assets. The increase in shareholders' equity, when comparing March 31, 2003 to the same period in 2002, is primarily from the issuance of common stock for the 2002 mergers, the unrealized gains in the available for sale investment portfolio, and retention of earnings. TSFG's stock repurchase program and cash dividends paid partially offset these increases.

         TSFG has a stock repurchase program and, in February 2003, expanded its program by one million shares in connection with the CBT merger. During 2003, TSFG repurchased 1,266,308 shares and has approximately 298,000 shares remaining under its stock repurchase authorization. TSFG may continue to repurchase shares depending upon current market conditions and available cash.

         TSFG's unrealized gain on securities, net of tax, which is included in accumulated other comprehensive income, was $20.4 million as of March 31, 2003 as compared to an unrealized loss of $15.0 million as of March 31, 2002 and an unrealized gain of $24.4 million as of December 31, 2002. The increase in the unrealized gain (net of deferred income tax) from March 31, 2002 to March 31, 2003 was comprised of increases in: U.S. Treasury securities $30.6 million, mortgage-backed securities $8.1 million, U.S. Government agencies $5.4 million, and state and municipalities $753,000. This increase was partially offset by a decrease in other securities of $9.4 million, principally from the sale of NetBank common stock and the write-down and subsequent cancellation of TSFG's shares in RHBT due to TSFG's acquisition of substantially all the assets and deposits of Rock Hill Bank, which was the wholly-owned banking subsidiary of RHBT.

         Book value per share at March 31, 2003 and 2002 was $13.68 and $10.78, respectively. Tangible book value per share at March 31, 2003 and 2002 was $8.46 and $8.41, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions accounted for as purchases and branch purchases.

         TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at March 31, 2003. Table 6 sets forth various capital ratios for TSFG and its Subsidiary Banks.

TABLE 6
---------------------------------------------------------------------------------------------------
CAPITAL RATIOS
---------------------------------------------------------------------------------------------------

                                                                                          WELL
                                                                                       CAPITALIZED
                                                            MARCH 31, 2003             REQUIREMENT
                                                            --------------             -----------
           TSFG
           Total risk-based capital                             10.71 %                     n/a
           Tier 1 risk-based capital                             8.46                       n/a
           Leverage ratio                                        6.04                       n/a

           CAROLINA FIRST BANK
           Total risk-based capital                             10.89 %                   10.00 %
           Tier 1 risk-based capital                             7.76                      6.00
           Leverage ratio                                        5.26                      5.00

           MERCANTILE BANK
           Total risk-based capital                             12.64 %                   10.00 %
           Tier 1 risk-based capital                             9.14                      6.00
           Leverage ratio                                        7.71                      5.00

         TSFG is actively considering filing a "universal shelf" so that it might more readily access the capital markets.

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

         In June 2002, Carolina First Bank sold 131 shares of the Carolina First Mortgage Loan Trust's Series 2000A Cumulative Fixed Rate Preferred Shares (the "Series A REIT Preferred Stock") and 385 shares of Carolina First Mortgage Loan Trust's Series 2002C Cumulative Floating Rate Preferred Shares (the "Series C REIT Preferred Stock") to institutional buyers. Proceeds to Carolina First Bank from these sales totaled approximately $49.2 million, net of issuance costs totaling $2.4 million, and are reported as minority interest in consolidated subsidiary on the consolidated balance sheet. The minority interest in consolidated subsidiary qualifies as tier 1 capital (in the case of Series A REIT Preferred Stock) and tier 2 capital (in the case of Series C REIT Preferred Stock) under Federal Reserve Board guidelines.

EARNINGS REVIEW

     Net Interest Income

         Net interest income is TSFG's primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and security dividends, and the interest paid for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 7 presents average balance sheets and a net interest income analysis on a tax equivalent basis for the three months ended March 31, 2003 and 2002.

TABLE 7
--------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
--------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------------------------------
                                                2003                 2002 (RESTATED)
                                    --------------------------   ---------------------------------
                                     AVERAGE      INCOME/   YIELD/    AVERAGE     INCOME/    YIELD/
                                     BALANCE      EXPENSE    RATE     BALANCE     EXPENSE    RATE
Assets
Earning assets
  Loans (1)                            $4,520,965   $ 67,333   6.04%    $3,774,762  $62,160   6.68 %
  Investment securities (taxable)(2)    2,894,634     30,299   4.19      1,643,790   21,567   5.25
  Investment securities (nontaxable)(3)   114,807      1,878   6.54         91,662    1,679   7.33
  Federal funds sold                        2,359          8   1.38              -        -      -
  Interest-bearing bank balances           33,384        110   1.34        110,742      469   1.72
                                      -----------    -------            ----------  -------
      Total earning assets              7,566,149     99,628   5.34      5,620,956   85,875   6.20
                                                     -------                        -------
  Non-earning assets                      821,681                          513,163
                                      -----------                       ----------
      Total assets                    $ 8,387,830                       $6,134,119
                                      ===========                       ==========

Liabilities and shareholders' equity
Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                 $  661,831     $ 1,069   0.66     $  594,706  $ 1,810    1.23
    Savings                              156,145         194   0.50        114,724      214    0.76
    Money market                       1,109,935       4,258   1.56        733,534    2,915    1.61
    Time deposits                      1,955,910      12,478   2.59      1,677,119   16,637    4.02
                                      ----------     -------            ----------  -------
      Total interest-bearing deposit   3,883,821      17,999   1.88      3,120,083   21,576    2.80
   Borrowings                          2,962,384      15,501   2.12      1,949,994   12,319    2.56
                                      ----------     -------            ----------  -------
    Total interest-bearing liabiliti   6,846,205      33,500   1.98      5,070,077   33,895    2.71
                                                     -------                        -------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits         706,804                           495,511
    Other noninterest-bearing            101,544                            66,082
          liabilities
                                      ----------                        ----------
      Total liabilities                7,654,553                         5,631,670
Minority interest in consolidated         86,449(4)                         37,023
   subsidiary (4)
Shareholders' equity                     646,828                           465,426
                                      ----------                        ----------
  Total liabilities and shareholders  $8,387,830                        $6,134,119
                                      ==========                        ==========
Net interest margin                                 $ 66,128   3.54%               $51,980     3.75 %
                                                    ========                       =======
Tax-equivalent adjustment (3)                       $    657                       $   588
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

         Fully tax-equivalent net interest income for the first three months of 2003 increased $14.1 million, or 27.2%, to $66.1 million from $52.0 million in the first three months of 2002. The net interest margin declined to 3.54% in the first three months of 2003 from 3.75% in the first three months of 2002. This decrease in the net interest margin was largely attributable to downward repricing of fixed rate commercial loans, higher investment securities (which generally have a lower yield than loans), and deposit rates approaching lower limits due to historically-low interest rates.

         During the fourth quarter of 2002, TSFG adjusted and reclassified certain prior quarter amounts to account for an overaccrual of interest expense related to repurchase agreements and the deferral of loan fee income. In the first quarter of 2002, the over accrual of interest expense related to repurchase agreements overstated interest expense by $706,000, which was corrected in the fourth quarter of 2002. The additional deferral of loan fee income decreased net interest income by $2.7 million in the first quarter of 2002. A related deferral of salaries, wages and employee benefits substantially offset the decrease in the deferral of loan fee income. See "Overview."

         Average earning assets grew $1.9 billion, or 34.6%, to $7.6 billion in the first three months of 2003 from $5.6 billion in the first three months of 2002, primarily from the purchase of investment securities and acquisitions. The Gulf West merger, which closed August 31, 2002, the asset purchase with Rock Hill Bank, which closed on October 31, 2002, and the Central Bank of Tampa merger, which closed on December 31, 2002, added approximately $903.8 million in earning assets. Average loans increased $746.2 million, to $4.5 billion in the first three months of 2003 from $3.8 billion in the first three months of 2002. Average investment securities, excluding the average net unrealized securities gains, increased from $1.7 billion in the first three months of 2002 to $3.0 billion in the first three months of 2003. In the first quarter of 2003, TSFG purchased approximately $1.1 billion in adjustable rate U.S. government agencies and mortgage-backed securities. These purchases leveraged available capital and took advantage of the opportunity to increase net interest income. As the economy improves, TSFG expects loan growth to increase and to replace some securities balances with new loans. In addition, during 2003, TSFG expects that purchases of investment securities will primarily occur to replace pre-paying or maturing securities. Accordingly, TSFG expects investment securities to decline during the second half of 2003.

         Interest rates are presently at historically low levels. During 2002, the Federal Reserve lowered the Federal funds target rate one time in November by 50 basis points. TSFG's interest sensitive assets reprice more quickly than its interest-bearing liabilities. A large portion of TSFG's adjustable rate loans, which constitute 54.6% of the loan portfolio, reprice immediately following an interest rate change by the Federal Reserve. The funding source changes take more time to filter into the net interest margin, primarily because of the timed maturities of certificates of deposit and borrowings. A large portion of deposits and borrowings had repriced by the end of 2002 while new and maturing loans and investments continue to be made at lower rates.

         Downward pressure on the net interest margin is expected to continue for the remainder of 2003. In addition, continued declines in interest rates would put additional pressure on the net interest margin because some deposit rates are reaching what management considers to be their lower limit. TSFG expects certificates of deposit to continue to mature and reprice downward in 2003, although with a significantly smaller benefit than that realized during the past two years.

         Average total deposits increased by $975.0 million, or 27.1%, to $4.6 billion during the first three months of 2003 from $3.6 billion in the first three months of 2002. Excluding the impact of the Gulf West, Rock Hill Bank and Central Bank of Tampa mergers, these balances remained flat due to the competitive nature of the deposit markets. During the past two years, TSFG decided to keep deposit rates on par with competitors and reduce deposit rate-driven promotions. Average borrowings increased to $3.0 billion during the three months ended March 31, 2003 from $2.0 billion during the three months ended March 31, 2002 due to increases in fed funds purchased, repurchase agreements, and FHLB advances. These borrowings were used to fund the growth in earning assets.

         Deposits generated through Bank CaroLine, an Internet banking division of Carolina First Bank, generally receive higher rates than those offered by our branch locations as a result of the less expensive Internet delivery channel. During the last two years, TSFG priced Bank CaroLine deposits less aggressively than it did in 2000 in an effort to lower the overall cost of funds. Bank CaroLine deposits totaled $27.3 million as of March 31, 2003 compared with $29.6 million and $45.6 million as of December 31, 2002 and March 31, 2002, respectively.

     Provision for Loan Losses

         The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $5.5 million and $6.2 million in the first three months of 2003 and 2002, respectively. The lower provision for loan losses was primarily attributable to the liquidation of nonperforming loans on which allocated reserves exceeded net losses incurred.

         Net loan charge-offs were $9.6 million, or 0.85% of average loans, for the first quarter 2003, compared with $5.6 million, or 0.60% of average loans, for the first quarter 2002. Loan charge-offs in the first quarter of 2003 included losses of $4.1 million of Rock Hill Workout Loans, which were included in the allowance for loan losses at the prior quarter-end. Therefore, the allowance for loan losses declined, and these charge-offs had no impact on the first quarter 2003 provision for loan losses. The allowance for loan losses equaled 1.46%, 1.58%, and 1.20% of loans held for investment as of March 31, 2003, December 31, 2002, and March 31, 2002, respectively. The significant increase from March 2002 to December 2002 was attributable to the Rock Hill Workout Loans. See "Loans." Excluding the Rock Hill Workout Loans, the allowance for loan losses was 1.22% of loans held for investment as of March 31, 2003.

     Noninterest Income

         Noninterest income totaled $19.9 million in the first three months of 2003, compared with $11.6 million in the first three months of 2002. The increase in noninterest income was primarily the result of a $2.1 million increase in service charges on deposit accounts, a $1.9 million increase in gain on equity investments, a $1.1 million increase in fees for investment services, a $1.1 million increase in mortgage banking income, a $957,000 increase in gain on sale of available for sale securities, and a $989,000 increase in other, which was largely due to increases in insurance commissions and debit card income. Table 8 shows the components of noninterest income for the three months ended March 31, 2003 and 2002.

TABLE 8
-------------------------------------------------------------------------------------
COMPONENTS OF NONINTEREST INCOME
-------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               -----------------------
                                                                  2003         2002
                                                                  ----         ----
Service charges on deposit accounts                             $  6,960     $  4,907
Fees for investment services                                       2,491        1,427
Mortgage banking income                                            2,172        1,081
Bank-owned life insurance                                          1,948        1,806
Merchant processing income                                         1,336        1,248
Other                                                              2,118        1,129
                                                                --------     --------
   Noninterest income, excluding gain on asset sales              17,025       11,598
                                                                --------     --------
Gain on sale of available for sale securities                        986           29
Gain on equity investments, net                                    1,875           11
                                                                --------     --------
   Gain on asset sales, net                                        2,861           40
                                                                --------     --------
   Total noninterest income                                     $ 19,886     $ 11,638
                                                                ========     ========

         Noninterest income included gains on asset sales for both the three months ended March 31, 2003 and 2002. Excluding these net gains on asset sales, noninterest income increased $5.4 million, or 46.8%, in the first quarter 2003 to $17.0 million from $11.6 million for the corresponding period in 2002. TSFG is striving to increase its revenues from noninterest income sources.

         During the first three months of 2003, the gain on equity investment totaling $1.9 million was from the sale of 207,096 shares of NetBank, Inc. common stock. During the three months ended March 31, 2002, the gain on equity investments totaling $11,000 was from the sale of an equity investment in a community bank.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 41.8% to $7.0 million in the first three months of 2003 from $4.9 million for the same period in 2002. The increase was attributable to increasing transaction accounts, improving collection of fees, and revising fee structures to reflect competitive pricing. Average balances for deposit transaction accounts, which impact service charges, increased approximately 36.0% for the same period.

         Fees for investment services, which include trust and brokerage income, for the first three months of 2003 and 2002, were $2.5 million and $1.4 million, respectively. During this period, brokerage income increased $1.0 million, and trust income increased $22,000. Brokerage income increased primarily from the addition of brokers. At March 31, 2003 and 2002, the market value of assets administered by the trust department totaled $627.8 million and $711.0 million, respectively.

         Mortgage banking income includes origination income and secondary marketing operations (related to current production), mortgage servicing income (net of the related amortization for the mortgage servicing rights and subservicing payments), losses and recoveries related to the impairment of mortgage servicing rights, and gains and losses on sales of portfolio mortgage loans. Mortgage banking income in the first three months of 2003 increased $1.1 million to $2.2 million from $1.1 million in the first three months of 2002. Table 9 shows the components of mortgage banking income for the three months ended March 31, 2003 and 2002.

TABLE 9
--------------------------------------------------------------------------------------------------
COMPONENTS OF MORTGAGE BANKING INCOME
--------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          -----------------------
                                                                             2003          2002
                                                                             ----          ----
Origination income and secondary marketing operations                      $ 2,944       $ 1,679
Net mortgage servicing loss                                                   (510)         (405)
(Impairment) recoveries on mortgage servicing rights                          (262)          200
Loss on sale of portfolio mortgage loans                                        -           (393)
                                                                           -------       -------
   Total mortgage banking income                                           $ 2,172       $ 1,081
                                                                           =======       =======

         For the first three months of 2003, origination income and secondary marketing increased 75.3% to $2.9 million from $1.7 million for the first three months of 2002. Mortgage loans originated by TSFG originators totaled $161.5 million and $109.0 million in the first three months of 2003 and 2002, respectively. Mortgage origination volumes by TSFG originators increased in the first three months of 2003 due to lower mortgage loan rates and the hiring of additional mortgage originators.

         TSFG's total servicing portfolio includes mortgage loans owned by Carolina First Bank, mortgage loans owned by Mercantile Bank, and other mortgage loans for which Carolina First Bank owns the rights to service. At March 31, 2003, TSFG's servicing portfolio included 5,180 loans having an aggregate principal balance of $399.2 million. At March 31, 2002, the aggregate principal balance for TSFG's servicing portfolio totaled $659.7 million, significantly higher than March 31, 2003 due to prepayments of loans from increased refinancings as a result of lower interest rates. Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights. TSFG expects its total servicing portfolio to continue to decline since the emphasis of its mortgage banking strategy is on mortgage originations. TSFG sells most of the loans it originates in the secondary market with servicing rights released.

         Mortgage servicing rights, net of the valuation allowance, totaled $3.2 million and $8.0 million at March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, TSFG recorded a $262,000 charge for impairment from the valuation of mortgage servicing rights. In the first three months of 2002, TSFG had a impairment recovery of $200,000 from the valuation of mortgage servicing rights. At March 31, 2003, the valuation allowance for capitalized mortgage servicing rights totaled $2.0 million.

         Bank-owned life insurance income increased to $1.9 million for the first three months of 2003 from $1.8 million for the first three months of 2002 due to increases in cash values. Merchant processing income increased 7.1% to $1.3 million for the three months ended March 31, 2003 from $1.2 million for the three months ended 2002 from attracting new merchants.

         Other noninterest income totaled $2.1 million for the first three months of 2003, compared with $1.1 million for the first three months of 2002. Other noninterest income includes income related to debit cards, insurance commissions, customer service fees, international banking services, and other fee-based services. Total income from these fee income sources increased over the prior year due in part to TSFG's rollout of Elevate, a customer-centered sales process. The increase in other noninterest income was largely due to increases in insurance commissions, which increased $621,000, and debit card income, which increased $302,000.

     Noninterest Expenses

         Noninterest expenses increased to $48.9 million in the first three months of 2003 from $34.9 million in the first three months of 2002. Noninterest expenses for the three months ended March 31, 2003 included $1.5 million in merger-related costs. Excluding these merger-related costs, noninterest expenses increased $12.5 million, or 36.0%, to $47.4 million for the first three months of 2003 from $34.9 million for the first three months of 2002.

         Salaries, wages, and employee benefits increased to $24.6 million in the first three months of 2003 from $18.0 million in the first three months of 2002. Full-time equivalent employees increased to 1,647 from 1,332 as of March 31, 2003 and 2002, respectively. The increase in personnel expense was attributable to the 2002 acquisitions that closed in the third and fourth quarters, hiring new revenue-producing associates (at a higher cost per full-time equivalent employee), and recording higher levels of incentive pay. Restricted stock plan awards, which are expensed to salaries and wages, increased to $1.8 million in the first three months of 2003 from $1.0 million in the first three months of 2002.

         Occupancy expense increased to $4.6 million for the three months ended March 31, 2003 from $3.5 million for the corresponding period from 2002, primarily from the addition of branch offices from the 2002 acquisitions. Furniture and equipment increased $1.0 million to $4.6 million for the first quarter 2003 from $3.6 million for the same period in 2002. The increase in furniture and equipment expense was primarily attributable to increases in depreciation and additional maintenance agreements principally from the acquisitions in the last four months of 2002.

         Professional fees increased to $1.5 million for the first quarter 2003 from $1.3 million for the first quarter 2002. Telecommunication expense increased $387,000 to $1.1 million for the first three months of 2003 from $683,000 in the first three months of 2002. Merchant processing expense remained relatively constant for the first three months of 2003 and 2002.

         Amortization of intangibles increased to $705,000 for the three months ended March 31, 2003 from $239,000 for the three months ended March 31, 2002. This increase was primarily attributable to the addition of core deposit premiums in the third and fourth quarters of 2002 for the CBT, Rock Hill Bank, and Gulf West acquisitions, which totaled $12.3 million. In addition, in the third quarter 2002, TSFG added $858,000 in customer list intangibles and $663,000 in non-compete agreement intangibles with the acquisition of Gardner Associates.

         In connection with the 2002 acquisitions of CBT, Rock Hill Bank, and Gulf West, TSFG incurred pre-tax merger-related costs of $1.5 million in the first quarter 2003. See Part I, Item 1, Note 12 to the Consolidated Financial Statements.

         Other noninterest expenses increased $2.8 million to $9.2 million in the first three months of 2003 from $6.4 million in the first three months of 2002. The overall increase in other noninterest expenses was principally attributable to increases in loan collection, advertising, debit card, and insurance expenses.

     Income Taxes

         The effective income tax rate as a percentage of pretax income remained relatively constant at 32.0% for the first three months of 2003 and 31.9% for the first three months of 2002. The blended statutory federal and state income tax rate was 36.94% for both of these periods.

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

         TSFG attempts to manage exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee ("ALCO") and approved by the Board of Directors. The primary goal of TSFG's ALCO is to achieve consistent growth in net interest income through implementation of strategies to improve balance sheet positioning and/or earnings while managing interest rate risk. TSFG attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates while maintaining adequate liquidity and capital. TSFG's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to have a significant impact on net interest income over time. The overall interest rate risk position of TSFG continues to fall within the interest rate risk guidelines established by ALCO.

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

         Interest sensitivity gap ("GAP position") measures the difference between rate sensitive assets and rate sensitive liabilities maturing or whose rates are subject to change during a given time frame. TSFG's GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. In general, an asset sensitive position would indicate that net interest income would benefit from increases in market interest rates. Conversely, a liability sensitive position generally indicates that net interest income would benefit from decreases in market interest rates. The static gap position is limited because it does not take into account changes in interest rates or changes in management's expectations or intentions. In addition, it is not necessarily indicative of positions on other dates.

         Table 10 shows TSFG's financial instruments that are sensitive to changes in interest rates as well as TSFG's interest sensitivity gap at March 31, 2003. The carrying amounts of rate-sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature. For assets, projected repayments, anticipated principal prepayments, and potential calls are taken into account. To reflect anticipated prepayments, certain asset categories are shown in Table 10 using estimated cash flows rather than contractual cash flows. For core deposits without contractual maturities (i.e., interest checking, savings, money market, and noninterest-bearing deposit accounts), Table 10 presents principal cash flows based on management's judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and calls differ from TSFG's historical experience and management's judgment.

TABLE 10
---------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP ANALYSIS
---------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                        0-3           4-12         ONE TO         AFTER
                                                      MONTHS         MONTHS      THREE YEARS   THREE YEARS       TOTAL
                                                      ------         ------      -----------   -----------       -----
Interest-sensitive assets
Earning assets
  Loans                                               $2,684,724     $  770,778    $  926,788     $  193,045    $4,575,335
  Investment securities (1)                              359,659        793,565       767,931      1,469,584     3,390,739
  Interest-bearing balances with other banks              58,515            500           500              -        59,515
                                                     -----------    -----------   -----------    -----------   -----------
     Total earning assets                             $3,102,898     $1,564,843    $1,695,219     $1,662,629    $8,025,589
                                                      ==========     ===========   ===========    ==========     =========

INTEREST-SENSITIVE LIABILITIES
Liabilities
Interest-sensitive liabilities
  Interest-bearing deposits
  Interest checking                                  $         -    $   199,626   $   232,988    $   232,988     $ 665,602
  Savings                                                      -         15,572        77,860         62,288       155,720
  Money market                                           836,736        144,313       103,080        103,080     1,187,209
  Certificates of deposit                                444,881        935,417       502,046         87,691     1,970,035
                                                     -----------    -----------   -----------    -----------   -----------
     Total interest-bearing deposits                   1,281,617      1,294,928       915,974        486,047     3,978,566
     Other deposits (2)                                        -         75,714       378,575        302,860       757,149
 Borrowings                                            1,430,445      1,213,602       227,359        343,277     3,214,683
                                                     -----------    -----------   -----------    -----------   -----------
     Total interest-sensitive liabilities              2,712,062      2,584,244     1,521,908      1,132,184     7,950,398

Periodic interest-sensitive gap                          390,836     (1,019,401)      173,311        530,445        75,191

Notional amount of interest rate swaps                  (324,500)       179,500        55,000         90,000             -
                                                     -----------    -----------   -----------    -----------   -----------

Periodic interest-sensitive gap after interest
 rate swaps                                          $   66,336      $ (839,901)   $ 228,311      $  620,445      $ 75,191
                                                     ==========      ==========    ==========     ==========      ========

 Cumulative interest-sensitive gap                   $   66,336      $ (773,565)   $(545,254)     $   75,191      $      -
                                                     ==========      ==========    ==========     ==========      ========

(1) Investment securities exclude the unrealized gain on the sale of securities of $32.2 million.
(2) Other deposits consist of noninterest-bearing deposits, which respond in part to changes in interest rates.

         As indicated in Table 10, as of March 31, 2003, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability-sensitive position of $773.6 million, or 8.6% of total assets. This static gap liability sensitive position resulted primarily from the increase in the Freedom Money Market, which reprices immediately following changes in the prime rate, and from funding some of the securities purchased during the first quarter 2003 with repurchase agreements that reprice within one year.

         The forecast used for earnings at risk analysis simulates TSFG's consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates gradually increase and decrease 100 and 200 basis points over the next twelve-month period. These rates assume a parallel shift in the treasury yield curve, except for lower limits in the declining rate scenarios as discussed below. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates. Table 11 shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using the "most likely" projected balance sheet.

TABLE 11
EARNINGS AT RISK ANALYSIS

                                           ANNUALIZED HYPOTHETICAL PERCENTAGE CHANGE IN
         INTEREST RATE SCENARIO                        NET INTEREST INCOME
         ----------------------                        -------------------
                  2.00%                                        1.90%
                  1.00                                         1.11
                  Flat                                           -
                 (1.00)                                       (0.10)
                 (2.00)                                       (2.61)

         As indicated in Table 11, although TSFG has a static gap liability sensitive position, the earnings at risk analysis indicates that TSFG will benefit from an increase in interest rates. This situation is due to the reduction of the prepayment speeds on the mortgage-backed securities in the increasing rate scenarios resulting in a higher level of earning assets and higher interest income.

         Although net interest income declines in the declining rate scenarios, lower limits are in place, which limit these rate declines and the impact on net interest income. Due to the low level of current interest rates, many of the key rates (such as Federal Funds and three month LIBOR), which the majority of the balance sheet items are indexed to in the model, cannot be lowered the full 100 and 200 basis points. The floors placed on these key rates restrict the reduction in both interest income and expense in the declining rate scenario. In addition, many deposit rates are reaching what management believes to be an acceptable lower limit thus limiting the interest expense reduction from repricing deposits by the entire 100 and 200 basis points.

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

         In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. At March 31, 2003, the fair value of derivative assets totaled $4.3 million and was related to fair value hedges and derivatives with no hedging designation. At March 31, 2003, the fair value of derivative liabilities totaled $167,000 and was related to cash flow hedges.

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

         TSFG's off-balance sheet arrangements, which principally include lending commitments, derivatives, and stock-related agreements, are described below. At March 31, 2003 and 2002, TSFG had no interests in non-consolidated special purpose entities.

         Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business.

         For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2003, commercial and retail loan commitments totaled $846.6 million. Documentary letters of credit are typically issued in connection with customers' trade financing requirements and totaled $11.7 million at March 31, 2003. Unused business credit card lines, which totaled $15.2 million at March 31, 2003, are generally for short-term borrowings.

         Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG's customer to perform under the terms of an underlying contract with the third party or obligates TSFG to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. TSFG can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. The collateral is generally cash, although existing lines of credit are sometimes used. Commitments under standby letters of credit are usually for one year or less. At March 31, 2003, TSFG recorded a liability of $25,000 for deferred fees received on standby letters of credit, which was the estimated fair value for the current carrying amount of the obligation to perform as a guarantor. No contingent liability was determined to be necessary relating to TSFG's obligation to perform as a guarantor. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2003 was $58.3 million.

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

         At March 31, 2003, the fair value of derivative assets totaled $4.3 million and was related to derivatives with no hedging designation and fair value hedges. At March 31, 2003, the fair value of derivative liabilities totaled $167,000 and was related to cash flow hedges. The related notional amounts, which are not recorded on the consolidated balance sheets, totaled $437.5 million for the derivative assets and $14.7 million for the derivative liabilities.

         Credit Life & Disability Insurance. Carolina First Guaranty Reinsurance, Ltd. ("CFGRL"), a wholly-owned subsidiary of TSFG, offers credit life and disability insurance up to a single policy limit of $100,000 to customers of the Subsidiary Banks. As of March 31, 2003, CFGRL had in force insurance not recorded on the consolidated balance sheets of $31.3 million. A loss reserve, determined based on reported and past loss experience of in force policies, of $206,000 was included in other liabilities at March 31, 2003.

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

         In March 2003, TSFG settled its existing accelerated contract by receiving and canceling 6,308 shares. Also, in March 2003, TSFG entered into a new accelerated share repurchase contract with an unaffiliated company to repurchase one million shares of TSFG common stock and to settle the contract in stock. TSFG expects the counterparty's purchases of shares under this contract to continue through May 2003.

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

         Net cash provided by operations and deposits from customers have been the primary sources of liquidity for TSFG. Liquidity is also enhanced by the ability to acquire new deposits through the Subsidiary Banks' established branch network. In addition, TSFG can raise deposits on the Internet through Bank CaroLine. Liquidity needs are a factor in developing the Subsidiary Banks' deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

         The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of March 31, 2003, totaled $1.0 billion. At March 31, 2003, the Subsidiary Banks had approximately $473.6 million of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional
FHLB-qualifying collateral. At March 31, 2003, the Subsidiary Banks had unused short-term lines of credit totaling approximately $313.3 million (which are withdrawable at the lender's option).

         The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At March 31, 2003, the Subsidiary Banks had qualifying collateral to secure advances up to $494.9 million, of which none was outstanding.

         At March 31, 2003, the parent company had an unused short-term line of credit totaling $10.0 million (which is withdrawable at the lender's option and matures June 30, 2003).

         In the normal course of business, to meet the financial needs of its customers, TSFG, principally through the Subsidiary Banks, enters into agreements to extend credit. For amounts and types of such agreements at March 31, 2003, see "Off-Balance Sheet Arrangements." Increased demand for funds under these agreements would reduce TSFG's liquidity and could require additional sources of liquidity.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Accounting for Exit or Disposal Activities

         Effective January 1, 2003, TSFG adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Those costs include, but are not limited to, the following:
a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, "Accounting for Asset Retirement Obligations." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met in accordance with FASB Concepts Statements No. 6, "Elements of Financial Statements."

     Accounting for Guarantees

         Effective January 1, 2003, TSFG adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). TSFG adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the grantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee at its inception. At March 31, 2003, TSFG recorded a liability of $25,000 for deferred fees received on standby letters of credit, which was the estimated fair value for the current carrying amount of the obligation to perform as a guarantor. No contingent liability was determined to be necessary relating to TSFG's obligation to perform as a guarantor.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Accounting for Variable Interest Entities

         In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact to TSFG upon adoption is currently not known.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

     TSFG's Chief Executive Officer and Principal Financial Officer have evaluated TSFG's disclosure controls and procedures within 90 days of the filing of this quarterly report ("Evaluation Date"), and they concluded that these controls and procedures are effective.

(b)      Changes in Internal Controls

     There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         See Note 8 to the Consolidated Financial Statements for a discussion of legal proceedings.


ITEM 2   CHANGE IN SECURITIES AND USE OF PROCEEDS


         The following information is provided in response to Item 2(c) of Form 10-Q and Item 701 of Regulation S-K:

(a) On April 30, 2003, we issued 146,807 shares of our common stock (the "Shares").

(b) We issued the Shares to the shareholders of American Pensions, Inc. ("API") in connection with our acquisition of API, which was effected through the merger of API into Company subsidiary formed to facilitate the transaction.

(c) We issued the Shares to API's shareholders in a merger transaction, after which we owned 100% of the surviving company (API's successor). Additional shares may become issuable in the future, depending upon whether earnout targets are met.

(d) We offered and sold the Shares in reliance on Section 4(2) of the Securities Act of 1933. Neither we nor anyone on our behalf engaged in any public solicitation or public advertisement in connection with the offer and sale of the Shares. API had a total of three shareholders, each of which is a sophisticated investor. We provided API's shareholders with access to information sufficient to enable API's shareholders to make an informed investment decision. API's shareholders acquired the Shares with an intent not to resell or distribute the Shares except in accordance with an applicable exemption from registration or an effective registration statement under the Securities Act.

(e) The Shares are not convertible into or exchangeable or otherwise exercisable for other equity securities.

(f) The requirement of Item 701(f) regarding the use of proceeds is not applicable.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Asset Sale Agreement entered into as of September 3, 2002 by and among TSFG, Carolina First Bank, and Rock Hill Bank & Trust. Incorporated by reference to Exhibit 2.1 of TSFG's Registration Statement on Form S-4, Commission File No. 333-100100.

         10.1 The South Financial Group Second Amended and Restated Stock Option Plan.

         99.1 Additional Exhibit under Item 99 of Item 601(b) of Regulation S-K. Certificates accompanying quarterly report pursuant to
                  Section 906 of the Sarbanes Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to The South Financial Group, Inc. and will be retained and furnished to the Securities and Exchange Commission or its staff upon request.

(b) Reports on Form 8-K

          TSFG filed Current Reports on Form 8-K dated January 3, 2003 and April 15, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              The South Financial Group, Inc.


                              /s/ William S. Hummers III
                              -----------------------------------------------
                              William S. Hummers III
                              Vice Chairman and Executive Vice President
                              (Principal Accounting and Principal Financial
                               Officer)

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

Date: May 8, 2003

                                     /s/ Mack I. Whittle, Jr.
                                     ------------------------
                                     Mack I. Whittle, Jr.
                                     President and Chief Executive Officer

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

Date: May 8, 2003

                              /s/ William S. Hummers III
                              --------------------------
                              William S. Hummers III
                              Vice Chairman, Executive Vice President,
                              and Principal Financial Officer