Form 10-Q
period 2003-06-30
SOUTH FINANCIAL GROUP INC
filed 2003-08-12
CIK 797871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____ to____


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

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 1, 2003 was 46,979,991.

                                             PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        JUNE 30,
                                                                                ---------------------------
                                                                                                 RESTATED
                                                                                   2003            2002       DECEMBER 31,
                                                                                (UNAUDITED)     (UNAUDITED)      2002
                                                                                -----------     -----------      ----
Assets
Cash and due from banks                                                      $   212,445      $  137,925     $  201,333
Interest-bearing bank balances                                                    64,738          40,532         58,703
Federal funds sold                                                                50,000               -         31,293
Securities
   Trading                                                                         2,197           2,244            350
   Available for sale                                                          3,513,173       1,575,324      2,488,944
   Held to maturity (market value $71,410, $81,585 and $85,371,
         respectively)                                                            68,495          79,671         82,892
                                                                             -----------      ----------     ----------

      Total securities                                                         3,583,865       1,657,239      2,572,186
                                                                             -----------      ----------     ----------
Loans
   Loans held for sale                                                            60,661          19,636         67,218
   Loans held for investment                                                   4,688,591       3,914,789      4,434,011
   Allowance for loan losses                                                     (64,152)        (46,985)       (70,275)
                                                                             -----------      ----------     ----------
      Net loans                                                                4,685,100       3,887,440      4,430,954
                                                                             -----------      ----------     ----------
Premises and equipment, net                                                      132,966         112,992        137,501
Accrued interest receivable                                                       41,828          38,242         37,080
Intangible assets                                                                245,007          95,255        242,182
Other assets                                                                     241,900         193,962        229,778
                                                                             -----------     -----------     ----------
                                                                             $ 9,257,849     $ 6,163,587     $7,941,010
                                                                             ===========     ===========     ==========
Liabilities and shareholders' equity
Liabilities
   Deposits
      Noninterest-bearing                                                    $   814,945     $   553,579     $  743,174
      Interest-bearing                                                         4,306,394       3,170,038      3,849,336
                                                                             -----------     -----------     ----------
         Total deposits                                                        5,121,339       3,723,617      4,592,510
   Federal funds purchased and repurchase agreements                             702,792       1,199,898      1,110,840
   Other short-term borrowings                                                    42,452          73,852         81,653
   Long-term debt                                                              2,287,784         502,866      1,221,511
   Debt associated with trust preferred securities                                95,500          31,000         95,500
   Accrued interest payable                                                       21,799          23,882         20,945
   Other liabilities                                                             239,343          50,544         84,840
                                                                             -----------     -----------     ----------
      Total liabilities                                                        8,511,009       5,605,659      7,207,799
                                                                             -----------     -----------     ----------
Minority interest in consolidated subsidiary                                      86,616          86,471         86,412
                                                                             -----------     -----------     ----------
Shareholders' equity
   Preferred stock-no par value; authorized 10,000,000 shares;
   issued and outstanding none                                                         -              -               -
   Common stock-par value $1 per share; authorized 100,000,000 shares; issued and outstanding 46,896,994, 40,341,762 and
     47,347,375 shares, respectively                                              46,897          40,342         47,347
   Surplus                                                                       412,608         290,685        427,448
   Retained earnings                                                             180,601         132,060        150,948
   Guarantee of employee stock ownership plan debt and nonvested
     restricted stock                                                             (2,937)         (1,624)        (3,094)
   Common stock held in trust for deferred compensation                             (147)              -              -
   Deferred compensation payable in common stock                                     147               -              -
   Accumulated other comprehensive income, net of tax                             23,055           9,994         24,150
                                                                             -----------     -----------     ----------
      Total shareholders' equity                                                 660,224         471,457        646,799
                                                                             -----------     -----------     ----------
                                                                             $ 9,257,849     $ 6,163,587     $7,941,010
                                                                             ===========     ===========     ==========

                            See accompanying notes to consolidated financial statements.


                                     THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30,                     JUNE 30,
                                                                                    RESTATED                      RESTATED
                                                                        2003          2002            2003          2002
                                                                        ----          ----            ----          ----
Interest income
Interest and fees on loans                                            $ 68,325       $ 64,198      $ 135,658     $ 126,358
Interest and dividends on securities
   Taxable                                                              30,937         21,217         61,236        42,784
   Exempt from Federal income taxes                                      1,105          1,064          2,326         2,155
                                                                      --------       --------      ---------     ---------
      Total interest and dividends on securities                        32,042         22,281         63,562        44,939
   Interest on short-term investments                                      212            218            330           687
                                                                      --------       --------      ---------     ---------
      Total interest income                                            100,579         86,697        199,550       171,984
                                                                      --------       --------      ---------     ---------
Interest expense
Interest on deposits                                                    18,335         21,253         36,334        42,829
Interest on borrowed funds                                              16,072         12,847         31,573        25,166
                                                                      --------       --------      ---------     ---------
   Total interest expense                                               34,407         34,100         67,907        67,995
                                                                      --------       --------      ---------     ---------
   Net interest income                                                  66,172         52,597        131,643       103,989
Provision for loan losses                                                5,200          6,244         10,700        12,482
                                                                      --------       --------      ---------     ---------
   Net interest income after provision for loan losses                  60,972         46,353        120,943        91,507
Noninterest income                                                      23,975         13,422         43,861        25,060
Noninterest expenses                                                    50,095         35,792         98,985        70,644
                                                                      --------       --------      ---------     ---------
   Income before income taxes, minority interest, and
      cumulative effect of change in accounting principle               34,852         23,983         65,819        45,923
Income taxes                                                            11,153          7,886         21,063        14,885
                                                                      --------       --------      ---------     ---------
   Income before minority interest and cumulative
      effect of change in accounting principle                          23,699         16,097         44,756        31,038
Minority interest in consolidated subsidiary, net of tax                (1,000)          (758)        (2,012)       (1,186)
                                                                      --------       --------      ---------     ---------
   Income before cumulative effect of change in
      accounting principle                                              22,699         15,339         42,744        29,852
Cumulative effect of change in accounting principle, net of tax              -              -              -        (1,406)
                                                                      --------       --------      ---------     ---------
      Net income                                                      $ 22,699       $ 15,339      $  42,744     $  28,446
                                                                      ========       ========      =========     =========

Average common shares outstanding, basic                            46,629,666     40,217,873     46,975,635    40,699,166
Average common shares outstanding, diluted                          47,760,781     41,232,890     48,007,767    41,646,176
Per common share, basic:
Net income before cumulative effect of change in accounting principle $   0.49       $   0.38      $    0.91     $    0.73
Cumulative effect of change in accounting principle, net of tax              -              -              -         (0.03)
                                                                      --------       --------      ---------     ---------
Net income                                                            $   0.49       $   0.38      $    0.91     $    0.70
                                                                      ========       ========      =========     =========
Per common share, diluted:
Net income before cumulative effect of change in accounting principle $   0.48       $   0.37      $    0.89     $    0.71
Cumulative effect of change in accounting principle, net of tax              -              -              -         (0.03)
                                                                      --------       --------      ---------     ---------
Net income                                                            $   0.48       $   0.37      $    0.89     $    0.68
                                                                      ========       ========      =========     =========
Cash dividends declared per common share                              $   0.14       $   0.12      $    0.28     $    0.24
                                                                      ========       ========      =========     =========

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

                                                                                RETAINED        ACCUMULATED
                                           SHARES OF                            EARNINGS           OTHER
                                            COMMON       COMMON                    AND         COMPREHENSIVE
                                             STOCK       STOCK      SURPLUS      OTHER*        INCOME (LOSS)       TOTAL
                                             -----       -----      -------      -----         -------------       -----
Balance, December 31, 2001                41,228,976    $41,229    $ 311,305   $ 111,744         $(6,104)       $ 458,174
Net income (restated)                              -          -            -      28,446               -           28,446
Other comprehensive gain,
   net of tax of $7,766                            -          -            -           -          16,098           16,098
Comprehensive income                               -          -            -           -               -           44,544
Cash dividends declared
   ($0.24 per common share)                        -          -            -      (9,674)              -           (9,674)
Common stock activity:
   Repurchase of stock                    (1,135,600)    (1,136)     (24,181)          -               -          (25,317)
   Dividend reinvestment plan                 34,244         34          648           -               -              682
   Employee stock purchase plan                5,331          6           98           -               -              104
   Restricted stock plan                      59,096         59        1,583        (246)              -            1,396
   Exercise of stock options                 149,715        150        1,196           -               -            1,346
Miscellaneous                                      -          -           36         166               -              202
                                          ----------    -------    ---------   ---------         -------        ---------
Balance, June 30, 2002 (restated)         40,341,762    $40,342    $ 290,685   $ 130,436         $ 9,994        $ 471,457
                                          ==========    =======    =========   =========         =======        =========

Balance, December 31, 2002                47,347,375    $47,347    $ 427,448   $ 147,854         $24,150        $ 646,799
Net income                                         -          -            -      42,744               -           42,744
Other comprehensive loss,
   net of tax of $1,472                            -          -            -           -          (1,095)          (1,095)
Comprehensive income                               -          -            -           -               -          41,649
Cash dividends declared
   ($0.28 per common share)                        -          -            -     (13,091)              -          (13,091)
Common stock activity:
   Repurchase of stock                    (1,272,805)    (1,273)     (27,285)          -               -          (28,558)
   Acquisitions                              146,808        147        3,353         454               -            3,954
   Dividend reinvestment plan                 70,428         71        1,408           -               -            1,479
   Employee stock purchase plan               20,011         20          289           -               -              309
   Restricted stock plan                      67,023         67        3,806        (317)              -            3,556
   Exercise of stock options                 518,154        518        3,555           -               -            4,073
Common stock purchased by trust
   for deferred compensation                       -          -            -        (147)              -             (147)
Deferred compensation payable in
   common stock                                    -          -            -         147               -              147
Miscellaneous                                      -          -           34          20               -               54
                                          ----------    -------    ---------   ---------         -------        ---------
Balance, June 30, 2003                    46,896,994    $46,897    $ 412,608   $ 177,664        $ 23,055        $ 660,224
                                          ==========    =======    =========   =========         =======        =========

* Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock and deferred compensation.

                                See accompanying notes to consolidated financial statements.

                                     THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS) (UNAUDITED)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                        ------------------------------------
                                                                                               2003                  2002
                                                                                               ----                  ----
Cash flows from operating activities
Net income                                                                                   $ 42,744              $ 28,446
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation, amortization, and accretion, net                                              26,824                15,068
   Provision for loan losses                                                                   10,700                12,482
   Gain on sale of available for sale securities                                               (4,183)                 (215)
   Gain on trading securities                                                                     (96)                  (63)
   (Gain) loss on equity investments                                                           (1,875)                  139
   Gain on disposition of assets and liabilities                                                 (601)                    -
   Gain on sale of loans                                                                       (4,065)                 (860)
   Gain on disposition of premises and equipment                                                  (53)                  (40)
   Loss on disposition of other real estate owned                                                 351                   405
   Impairment loss from write-down of assets                                                      449                     -
   Impairment loss (recovery) from write-down of mortgage servicing rights                        496                  (177)
   (Gain) loss on derivative contracts                                                         (1,011)                   37
   Minority interest in consolidated subsidiary                                                 2,012                 1,186
   Cumulative effect of change in accounting principle                                              -                 1,406
   Trading account assets, net                                                                 (1,751)                 (604)
   Originations of loans held for sale                                                       (323,989)             (222,152)
   Sale proceeds and principal repayments from loans held for sale                            327,159               209,909
   Other assets, net                                                                          (20,744)               (4,401)
   Other liabilities, net                                                                      (3,750)                1,481
                                                                                           ----------              --------
      Net cash provided by operating activities                                                48,617                42,047
                                                                                           ----------              --------

Cash flows from investing activities
Sale of securities available for sale                                                         999,929               307,363
Maturity, call, or principal repayments from securities available for sale                  1,440,730               670,869
Maturity or call of securities held to maturity                                                34,117                 6,428
Purchase of available for sale securities                                                  (3,311,534)             (971,207)
Purchase of securities held to maturity                                                       (19,797)               (5,345)
Origination of loans held for investment, net                                                (270,250)             (198,586)
Sale of loans held for investment                                                                   -                11,349
Sale of other real estate owned                                                                 7,788                 2,874
Sale of premises and equipment                                                                  2,564                 1,134
Capital expenditures                                                                           (7,874)               (5,660)
Disposition of assets and liabilities, net                                                     (5,738)                    -
Payment for purchase acquisitions                                                                (471)                    -
                                                                                           ----------              --------
   Net cash used for investing activities                                                  (1,130,536)             (180,781)
                                                                                           ----------              --------

                                   See accompanying notes to consolidated financial statements.

                                     THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                (IN THOUSANDS) (UNAUDITED)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                        ------------------------------------
                                                                                              2003                  2002
                                                                                              ----                  ----
Cash flows from financing activities
Deposits, net                                                                                 537,782               116,024
Federal funds purchased and repurchase agreements, net                                       (407,884)              (69,640)
Short-term borrowings, net                                                                    (39,787)              (76,741)
Issuance of long-term debt                                                                  1,085,295               100,000
Payments of long-term debt                                                                    (18,814)               (8,428)
Issuance of minority interest stock, net                                                            -                49,448
Cash dividends paid                                                                           (13,162)               (9,780)
Cash dividends paid on minority interest                                                       (3,014)               (1,376)
Repurchase of common stock                                                                    (28,558)              (25,317)
Other common stock activity                                                                     5,915                 2,334
                                                                                           ----------             ---------
    Net cash provided by financing activities                                               1,117,773                76,524
                                                                                           ----------             ---------
Net change in cash and cash equivalents                                                        35,854               (62,210)
Cash and cash equivalents at beginning of year                                                291,329               240,667
                                                                                           ----------             ---------
Cash and cash equivalents at end of period                                                 $  327,183             $ 178,457
                                                                                           ==========             =========

Supplemental cash flow data
Interest paid                                                                                $ 67,971              $ 63,587
Income taxes paid                                                                              19,431                16,894
Significant non-cash investing and financing transactions:
   Security purchases settled subsequent to quarter-end                                      (156,190)                    -
   Unrealized gain (loss) on available for sale securities                                       (248)               23,650
   Loans transferred to other real estate owned                                                 5,370                 6,006
   Premises and equipment, net transferred to long-lived assets held for sale                   2,639                     -

                                See accompanying notes to consolidated financial statements.




                THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) GENERAL

         The foregoing unaudited consolidated financial statements include the accounts of The South Financial Group, Inc. and subsidiaries. "TSFG" refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. All significant intercompany accounts and transactions have been eliminated in consolidation, and all adjustments considered necessary for a fair presentation of the results for interim periods presented have been included. Such adjustments are normal and recurring in nature. Certain prior year amounts have been reclassified to conform to the 2003 presentations. TSFG has no interests in non-consolidated special purpose entities.

         The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in TSFG's Annual Report on Form 10-K for the year ended December 31, 2002 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements.

ACCOUNTING ESTIMATES AND ASSUMPTIONS

         Certain policies require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and income taxes.

RESTATEMENT OF 2002 QUARTERLY FINANCIAL DATA

         During the fourth quarter 2002, TSFG adjusted and reclassified certain prior 2002 quarter amounts to account for an overaccrual of interest expense related to repurchase agreements and the deferral of loan fee income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"), which reduced interest income, noninterest income and noninterest expenses. Income taxes increased as a result of the restatement. The net impact of these adjustments for the first six months of 2002, which restated the financial results for the period, was to increase net income by $613,000, or $0.01 per diluted share. By quarter, net income increased $316,000 and $297,000 for the first and second quarters of 2002, respectively.

         During the third quarter 2002, TSFG, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), recognized a $1.4 million impairment loss on the cumulative effect of a change in accounting principle as of January 1, 2002. The first six months 2002, as restated, includes this impairment loss. In addition, in connection with its adoption of SFAS No. 147, "Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147") during the third quarter 2002, effective as of January 1, 2002, TSFG reversed amortization of intangibles, which increased net income by $71,000 and $41,000 for the first and second quarters of 2002, respectively.

         For a summary of the quarterly financial data for first six months 2002, as restated and as reported, see Note 36 to the Consolidated Financial Statements in TSFG's 2002 Annual Report on Form 10-K.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Accounting for Exit or Disposal Activities

         Effective January 1, 2003, TSFG adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. The initial adoption of this standard did not have an impact on the financial condition or results of operations of TSFG.

     Accounting for Guarantees

         Effective January 1, 2003, TSFG adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). TSFG adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee at its inception. At June 30, 2003, TSFG recorded a liability of $100,000 for deferred fees received on standby letters of credit, which was the estimated fair value for the current carrying amount of the obligation to perform as a guarantor. No contingent liability was determined to be necessary relating to TSFG's obligation to perform as a guarantor.

     Accounting for Derivative Instruments and Hedging Activities

         Effective July 1, 2003, TSFG adopted SFAS No. 149, ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management does not believe the provisions of this standard will have a material impact on results of future operations.

     Accounting for Variable Interest Entities

         Effective July 1, 2003, TSFG adopted FASB Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. TSFG had no impact upon adoption since it had no interests in entities, which it considers to be included within the scope of FIN 46.

    Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         Effective July 1, 2003, TSFG adopted SFAS No. 150, ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, as liabilities or assets in some circumstance. Forward contracts to repurchase an issuer's equity shares that require physical settlement in exchange for cash are initially measured at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. TSFG had no impact upon adoption since it had no financial instruments, which it considers to be included within the scope of SFAS 150.

WEBSITE   AVAILABILITY  OF  REPORTS  FILED  WITH  THE  SECURITIES  AND  EXCHANGE
COMMISSION

         Through its website, www.thesouthgroup.com, TSFG makes available, free of charge, various reports that it files with, or furnishes to, the Securities and Exchange Commission, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to the Securities and Exchange Commission.

(2) SUPPLEMENTAL FINANCIAL INFORMATION TO CONSOLIDATED STATEMENTS OF INCOME

         The  following   presents  the  details  for  noninterest   income  and
noninterest expense (in thousands):

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                            -------------------------           -------------------------
                                                                            Restated                            Restated
                                                                2003          2002                  2003          2002
                                                                ----          ----                  ----          ----
Noninterest income
Service charges on deposit accounts                           $  7,581      $  5,421              $ 14,541      $ 10,328
Mortgage banking income                                          2,561         1,289                 4,733         2,370
Fees for investment services                                     2,142         1,853                 4,633         3,280
Bank-owned life insurance                                        1,933         1,803                 3,881         3,609
Merchant processing income                                       2,071         1,715                 3,407         2,963
Gain (loss) on derivative contracts                              1,203           (24)                1,011           (37)
Gain on sale of available for sale securities                    3,197           186                 4,183           215
Gain on trading securities                                          24            33                    96            63
Gain (loss) on equity investments                                    -          (150)                1,875          (139)
Gain on disposition of assets and liabilities                      601             -                   601             -
Other                                                            2,662         1,296                 4,900         2,408
                                                              --------      --------              --------      --------
   Total noninterest income                                   $ 23,975      $ 13,422              $ 43,861      $ 25,060
                                                              ========      ========              ========      ========

Noninterest expenses
Salaries and wages                                            $ 20,319      $ 13,589              $ 39,597      $ 27,225
Employee benefits                                                5,419         3,925                10,735         8,303
Occupancy                                                        4,668         3,686                 9,282         7,231
Furniture and equipment                                          4,211         3,483                 8,805         7,079
Professional fees                                                1,822         1,150                 3,360         2,516
Merchant processing expense                                      1,607         1,373                 2,656         2,417
Telecommunications                                               1,168           886                 2,238         1,569
Amortization of intangibles                                        724           240                 1,429           479
Merger-related costs                                               382             -                 1,879             -
Impairment loss from the write-down of assets                      268             -                   268             -
Other                                                            9,507         7,460                18,736        13,825
                                                              --------      --------              --------      --------
   Total noninterest expenses                                 $ 50,095      $ 35,792              $ 98,985      $ 70,644
                                                              ========      ========              ========      ========


(3)      Other Comprehensive Income

         The following summarizes accumulated other comprehensive income, net of tax (in thousands) for the six months ended June 30:

                                                                           2003           2002
                                                                           ----           ----
Unrealized gains on available for sale securities
Balance at beginning of year                                             $ 24,382       $ (5,554)
Other comprehensive gain (loss):
   Unrealized holding gains arising during the year                         5,810         23,726
   Income tax expense                                                      (3,445)        (7,712)
   Less: Reclassification adjustment for gains included in net income      (6,058)           (76)
             Income tax expense                                             2,204             25
                                                                         --------       --------

                                                                           (1,489)        15,963
                                                                         --------       --------
Balance at end of period                                                   22,893         10,409
                                                                         --------       --------

Unrealized gains (losses) on cash flow hedges
Balance at beginning of year                                                 (232)          (550)
Other comprehensive income:
   Unrealized gain on change in fair values                                   625            214
   Income tax expense                                                        (231)           (79)
                                                                         --------       --------
                                                                              394            135
                                                                         --------       --------
Balance at end of period                                                      162           (415)
                                                                         --------       --------
                                                                         $ 23,055       $  9,994
                                                                         ========       ========

         During the first six months of 2003, TSFG adjusted its income tax rate used (on a cumulative basis) on the net unrealized gain recorded for available for sale securities, which is included in accumulated other comprehensive income, to the blended statutory federal and state income tax rate of 36.94%. However, in certain cases where TSFG has loss carryforwards for state income tax purposes, an income tax rate of 35% is used. At December 31, 2002, TSFG used a 32.5% income tax rate on the net unrealized gain recorded for available for sale securities.

(4)      Business Combinations

MOUNTAINBANK FINANCIAL CORPORATION

         In May 2003, TSFG signed a definitive agreement to acquire MountainBank Financial Corporation ("MBFC"), headquartered in Hendersonville, North Carolina. At June 30, 2003, MBFC operated primarily through 19 branches in western North Carolina and had total assets of $959.1 million. At closing, TSFG will issue shares of common stock in exchange for all the common stock, preferred stock, and stock obligations of MBFC. This transaction, which is expected to close in October 2003, will be accounted for using the purchase method of accounting and is subject to regulatory and MBFC shareholder approvals.

AMERICAN PENSIONS, INC.

         On April 30, 2003, TSFG acquired American Pensions, Inc. ("API"), a benefit plan administrator headquartered in Mount Pleasant, South Carolina. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of API were recorded at their estimated fair values as of the acquisition date. TSFG issued 146,808 shares of common stock  valued at $3.5  million,  acquired  tangible  assets  totaling  $348,000, assumed  liabilities  totaling  $369,000,  recorded  a  deferred  tax  liability totaling $368,000, recorded a non-compete agreement intangible asset of $350,000, recorded goodwill of $2.8 million, and recorded a customer list intangible asset of $700,000. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 7 years. The customer list intangible is amortized on a straight-line basis over its estimated useful life of 10 years. In addition, the shareholders of API have the right to receive common stock with a maximum value of approximately $2.2 million under earnout provisions based on API's five-year financial performance, which would increase goodwill.

AMORTIZATION OF PREMIUMS AND DISCOUNTS

         Premiums and discounts that resulted from recording the assets and liabilities acquired through acquisition (Central Bank of Tampa ("CBT"), Rock Hill Bank & Trust ("Rock Hill Bank"), and Gulf West Banks, Inc. ("Gulf West")) at their respective fair values are being amortized and accreted using methods that result in a constant effective yield over the life of the assets and liabilities. This net amortization decreased net income before income taxes by $598,000 and $928,000 for the three and six months ended June 30, 2003, respectively.

(5) DISPOSITION OF ASSETS AND LIABILITIES

         In June 2003, Carolina First Bank completed the sale of its branch office in Powdersville, South Carolina. In connection with the sale of this branch, TSFG recorded a gain of approximately $601,000 and transferred deposits of $6.4 million.

(6) INTANGIBLE ASSETS

         Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

                                                 June 30,
                                      ---------------------------   December 31,
                                         2003          2002             2002
                                         ----          ----             ----
Goodwill                                $ 227,520     $ 90,194       $ 224,312
Core deposit premiums                      26,869       14,546          26,873
Less accumulated amortization             (11,715)      (9,485)        (10,409)
                                        ---------     --------       ---------
                                           15,154        5,061          16,464
                                        ---------     --------       ---------
Customer list intangible                    1,558            -             858
Less accumulated amortization                 (78)           -             (24)
                                        ---------     --------       ---------
                                            1,480            -             834
                                        ---------     --------       ---------
Non-compete agreement intangible            1,013            -             663
Less accumulated amortization                (160)           -             (91)
                                        ---------     --------       ---------
                                              853            -             572
                                        ---------     --------       ---------
                                        $ 245,007     $ 95,255       $ 242,182
                                        =========     ========       =========

         At June 30, 2003, TSFG had two reporting units with goodwill, Carolina First Bank and Mercantile Bank. The following summarizes the changes in the carrying amount of goodwill related to each of TSFG's reporting units (in thousands) for the six months ended June 30, 2003:

                                             CAROLINA        MERCANTILE
                                            FIRST BANK         BANK           OTHER           TOTAL
                                            ----------         ----           -----           -----

Balance, December 31, 2002                   $ 116,279       $ 108,033        $     -       $ 224,312
Purchase accounting adjustments                  1,447          (1,078)         2,839           3,208
                                             ---------       ---------        -------       ---------
Balance, June 30, 2003                       $ 117,726       $ 106,955        $ 2,839       $ 227,520
                                             =========       =========        =======       =========

         The goodwill for each reporting unit was tested for impairment as of June 30, 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." TSFG will update this testing annually as of June 30th each year. The fair value of each reporting unit was estimated using a cash flow approach based upon the expected present value of future cash flows and a market approach based upon recent purchase transactions and public company market values. These valuations indicated that no impairment charge was required as of the June 30, 2003 test date.

         Amortization of intangibles totaled $1.3 million for core deposit premiums, $54,000 for customer list intangibles, and $69,000 for non-compete agreement intangibles for the six months ended June 30, 2003. Amortization of intangibles totaled $479,000 for core deposit premiums for the six months ended June 30, 2002.

         The estimated amortization expense for core deposit premiums for the years ended December 31 is as follows: $2.6 million for 2003, $2.2 million for 2004, $1.9 million for 2005, $1.7 million for 2006, $1.6 million for 2007, and an aggregate of $6.5 million for all the years thereafter. The estimated amortization expense for customer list intangibles is $133,000 for 2003, $156,000 for the years ended December 31, 2004 to 2007 and an aggregate of

$777,000 for all the years thereafter. The estimated amortization expense for non-compete agreement intangibles is $153,000 for 2003, $170,000 for the years ended December 31, 2004 to 2006, $142,000 for 2007 and an aggregate of $117,000 for all the years thereafter.

(7) MORTGAGE SERVICING RIGHTS

         Capitalized mortgage servicing rights ("MSRs"), net of the valuation allowance, totaled $2.2 million, $4.4 million, and $7.3 million at June 30, 2003, December 31, 2002, and June 30, 2002, respectively. Amortization expense for MSRs totaled $1.7 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and 2002, the valuation allowance for capitalized MSRs totaled $2.3 million and $891,000, respectively. In the first six months of 2003 and 2002, TSFG recorded a $496,000 impairment loss and $177,000 impairment recovery from the valuation of MSRs, respectively.

         The estimated amortization expense for MSRs for the years ended December 31 is as follows: $3.4 million for 2003, $485,000 for 2004, and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

(8) GUARANTEES

         Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG's customers to perform under the terms of an underlying contract with the third party or obligate TSFG to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. TSFG can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. The collateral is generally cash or other assets, although existing lines of credit are sometimes used. Commitments under standby letters of credit are usually for one year or less. At June 30, 2003, TSFG recorded a liability of $100,000 for deferred fees received on standby letters of credit, which was the estimated fair value for the current carrying amount of the obligation to perform as a guarantor. No contingent liability was determined to be necessary relating to TSFG's obligation to perform as a guarantor. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2003 was $81.3 million.

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

         At the purchase date, TSFG identified a potential contingent liability related to certain Rock Hill Bank trust accounts. Any liability recorded would increase the goodwill recorded.

(10) DEFERRED COMPENSATION HELD IN TRUST

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

(11) AVERAGE SHARE INFORMATION

         The following is a summary of the basic and diluted average common shares outstanding:

                                                                                        THREE MONTHS ENDED JUNE 30,
                                                                                  ----------------------------------------
                                                                                      2003                      2002
                                                                                      ----                      ----
BASIC:
Average common shares outstanding (denominator)                                    46,629,666                 40,217,873
                                                                                   ==========                 ==========

Diluted:
Average common shares outstanding                                                  46,629,666                 40,217,873
Dilutive potential common shares                                                    1,131,115                  1,015,017
                                                                                   ----------                 ----------
Average diluted shares outstanding (denominator)                                   47,760,781                 41,232,890
                                                                                   ==========                 ==========

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                  ----------------------------------------
                                                                                      2003                      2002
                                                                                      ----                      ----
Basic:
Average common shares outstanding (denominator)                                    46,975,635                 40,699,166
                                                                                   ==========                 ==========

Diluted:
Average common shares outstanding                                                  46,975,635                 40,699,166
Dilutive potential common shares                                                    1,032,132                    947,010
                                                                                   ----------                 ----------
Average diluted shares outstanding (denominator)                                   48,007,767                 41,646,176
                                                                                   ==========                 ==========

         The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

                                                                                       NUMBER               RANGE OF
                                                                                      OF SHARES         EXERCISE PRICES
                                                                                      ---------         ---------------
For the three months ended
June 30, 2003                                                                           388,297         $24.10 to $31.26
June 30, 2002                                                                           760,594         $22.34 to $31.26

For the six months ended
June 30, 2003                                                                           763,200         $22.34 to $31.26
June 30, 2002                                                                           942,437         $21.06 to $31.26

(12) STOCK-BASED COMPENSATION

         At June 30, 2003, TSFG has two stock-based employee compensation option plans, which are described more fully in Note 30 to the Consolidated Financial Statements in TSFG's Annual Report on Form 10-K for the year ended December 31, 2002. TSFG accounts for its option plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB Opinion 25"). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if TSFG had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to stock-based employee compensation option plans (dollars in thousands, except share data).


                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                  -------------------------     --------------------------
                                                                                 RESTATED                       RESTATED
                                                                    2003           2002            2003           2002
                                                                    ----           ----            ----           ----
Net income
Net income, as reported                                            $ 22,699       $ 15,339        $ 42,744       $ 28,446
Deduct:
   Total stock-based employee compensation expense
     determined under fair value based method for
     all option awards, net of related income tax effect                 84            452             613            777
                                                                   --------       --------        --------       --------
Pro forma net income                                               $ 22,615       $ 14,887        $ 42,131       $ 27,669
                                                                   ========       ========        ========       ========

Basic earnings per share
As reported                                                          $ 0.49         $ 0.38          $ 0.91         $ 0.70
Pro forma                                                              0.48           0.37            0.90           0.68

Diluted earnings per share
As reported                                                          $ 0.48         $ 0.37          $ 0.89         $ 0.68
Pro forma                                                              0.47           0.36            0.88           0.66

(13) MERGER-RELATED AND DIRECT ACQUISITION COSTS

         In connection with the acquisitions in 2002 and the API acquisition in 2003, for the six months ended June 30, 2003, TSFG recorded pre-tax merger-related costs of $1.9 million, included in noninterest expenses, and direct acquisition costs of $223,000, included in goodwill. The merger-related and acquisition costs were recorded as incurred. The following summarizes these charges (in thousands) at and for the six months ended June 30, 2003:

                                                                                   TOTAL           AMOUNTS       REMAINING
                                                                                   COSTS            PAID          ACCRUAL
                                                                                   -----            ----          -------
           Merger-related costs
           Compensation-related expenses                                          $   585         $   516          $ 69
           System conversion costs                                                    574             574             -
           Impairment loss from write-down of assets                                  181             181             -
           Travel                                                                      49              49             -
           Advertising                                                                 30              30             -
           Other                                                                      460             460             -
                                                                                  -------         -------          ----
                                                                                  $ 1,879         $ 1,810          $ 69
                                                                                  =======         =======          ====

           Direct acquisition costs
           Investment banking and professional fees                                 $ 114           $ 114           $ -
           Severance                                                                  109             109             -
                                                                                    -----           -----           ---
                                                                                    $ 223           $ 223           $ -
                                                                                    =====           =====           ===

         At June 30, 2003, the accrual of merger-related costs, which included $69,000 for charges incurred during the six months ended June 30, 2003, totaled $753,000. This accrual is for compensation-related and other expenses incurred in connection with the CBT, Rock Hill Bank, and Gulf West acquisitions. At June 30, 2003, the accrual of direct acquisition costs totaled $528,000. This accrual is for professional fees and severance in connection with the CBT, Rock Hill Bank, and Gulf West acquisitions.

(14) BUSINESS SEGMENTS

         TSFG has two principal operating subsidiaries, Carolina First Bank and Mercantile Bank, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries are reportable segments by virtue of exceeding certain quantitative thresholds. Carolina First Bank and Mercantile Bank engage in general banking business focusing on commercial, consumer, and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, coastal North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in northern and central Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits, mortgage banking income, fees for investment services, and other customer service fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

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

                                                       CAROLINA     MERCANTILE                    ELIMINATING
                                                      FIRST BANK       BANK          OTHER          ENTRIES         TOTAL
                                                      ----------       ----          -----          -------         -----

Three Months Ended June 30, 2003
Net interest income                                   $ 50,955      $ 16,731       $ (1,514)      $       -       $ 66,172
Provision for loan losses                                3,892         1,318            (10)              -          5,200
Noninterest income                                      17,950         5,700         15,679         (15,354)        23,975
Noninterest expenses                                    34,823        12,898         17,728         (15,354)        50,095
  Amortization of intangibles (a)                          315           389             20               -            724
  Merger-related costs (a)                                 108           254             20               -            382
Income tax expense                                       9,662         2,629         (1,138)              -         11,153
Minority interest in consolidated
  subsidiary, net of tax                                (1,000)            -              -               -         (1,000)
Net income                                              19,528         5,586         (2,415)              -         22,699

Six Months Ended June 30, 2003
Net interest income                                  $ 102,979      $ 31,718       $ (3,054)      $       -      $ 131,643
Provision for loan losses                                7,390         3,308              2               -         10,700
Noninterest income                                      32,995         8,631         30,897         (28,662)        43,861
Noninterest expenses                                    67,443        25,903         34,301         (28,662)        98,985
  Amortization of intangibles (a)                          630           779             20               -          1,429
  Merger-related costs (a)                                 431         1,428             20               -          1,879
Income tax expense                                      19,797         3,566         (2,300)              -         21,063
Minority interest in consolidated
  subsidiary, net of tax                                (2,012)            -              -               -         (2,012)
Net income                                              39,332         7,572         (4,160)              -         42,744

June 30, 2003
Total assets                                       $ 7,125,070    $2,147,670      $ 964,574      $ (979,465)   $ 9,257,849
Loans                                                3,534,484     1,249,366        100,028        (134,626)     4,749,252
Deposits                                             3,740,847     1,406,221              -         (25,729)     5,121,339

(a) Included in noninterest expenses.


                                                        CAROLINA     MERCANTILE                  ELIMINATING
                                                       FIRST BANK       BANK         OTHER         ENTRIES         TOTAL
                                                       ----------       ----         -----         -------         -----
Three Months Ended June 30, 2002
Net interest income                                     $ 46,930       $ 7,110     $ (1,443)     $        -       $ 52,597
Provision for loan losses                                  4,290         1,968          (14)              -          6,244
Noninterest income                                        10,848         1,160       15,485         (14,071)        13,422
Noninterest expenses                                      29,864         5,041       14,958         (14,071)        35,792
  Amortization of intangibles (a)                            240             -            -               -            240
Income tax expense                                         7,677           287          (78)              -          7,886
Minority interest in consolidated
  subsidiary, net of tax                                    (758)            -            -               -           (758)
Cumulative effect of change in accounting
  principal, net of tax                                        -             -            -               -              -
Net income                                                15,189           974         (824)              -         15,339

Six Months Ended June 30, 2002
Net interest income                                     $ 93,185      $ 13,580     $ (2,776)     $        -      $ 103,989
Provision for loan losses                                  8,440         4,047           (5)              -         12,482
Noninterest income                                        19,854         2,102       30,075         (26,971)        25,060
Noninterest expenses                                      57,292         9,561       30,762         (26,971)        70,644
  Amortization of intangibles (a)                            479             -            -               -            479
Income tax expense                                        15,122           659         (896)              -         14,885
Minority interest in consolidated
  subsidiary, net of tax                                  (1,186)            -            -               -         (1,186)
Cumulative effect of change in accounting
  principal, net of tax                                        -             -       (1,406)              -         (1,406)
Net income                                                30,999         1,415       (3,968)              -         28,446

June 30, 2002
Total assets                                         $ 5,404,874     $ 874,915    $ 664,639      $ (780,841)   $ 6,163,587
Loans                                                  3,238,192       729,172       35,540         (68,479)     3,934,425
Deposits                                               3,141,045       616,528            -         (33,956)     3,723,617

(a) Included in noninterest expenses.


(15) MANAGEMENT'S OPINION

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

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis are presented to assist in understanding the financial condition and results of operations of The South Financial Group, Inc. and its subsidiaries (collectively, "TSFG"). TSFG may also be referred to herein as "we", "us", or "our", except where the context requires otherwise. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2002. Results of operations for the six months ended June 30, 2003 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

         TSFG, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial holding company, which commenced banking operations in December 1986, and at June 30, 2003 conducted business through 75 locations in South Carolina, 5 locations in North Carolina and 34 locations in northern and central Florida. TSFG operates principally through two wholly-owned subsidiary banks: Carolina First Bank, a South Carolina chartered commercial bank, and Mercantile Bank, a Florida chartered commercial bank (which are collectively referred to as the "Subsidiary Banks"). TSFG's subsidiaries provide a full range of financial services, including asset management, investments, insurance, mortgage, and trust services, designed to meet substantially all of the financial needs of its customers.

FORWARD-LOOKING STATEMENTS AND NON-GAAP FINANCIAL INFORMATION

         This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

     o    risks  from  changes  in  economic,   monetary  policy,  and  industry
          conditions;
     o changes in interest rates, deposit rates, the net interest margin, and funding sources;
     o    market risk and inflation;
     o risks inherent in making loans including repayment risks and value of collateral;
     o loan growth, the adequacy of the allowance for loan losses, the assessment of problem loans, and the performance of the Rock Hill Bank & Trust "workout loans";
     o level, composition, and repricing characteristics of the securities portfolio;
     o    fluctuations in consumer spending;
     o competition in the banking industry and demand for our products and services;
     o    dependence on senior management;
     o    technological changes;
     o    ability to increase market share;
     o    expense projections;
     o risks associated with income taxes, including the potential for adverse adjustments;
     o acquisitions, related cost savings, expected financial results, and unanticipated integration issues;
     o significant delay or inability to execute strategic initiatives designed to grow revenues;
     o    changes in accounting policies and practices;
     o    costs and effects of litigation; and
     o    recently-enacted or proposed legislation.

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

         This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP"). TSFG's management uses these non-GAAP measures to analyze TSFG's performance. In particular, a number of credit quality measures presented adjust GAAP information to exclude the effects of certain identified problem loans purchased from Rock Hill Bank & Trust (the "Rock Hill Workout Loans"). Management believes presentations of credit quality measures excluding the Rock Hill Workout Loans assist in identifying core credit quality measures and trends. These disclosures should not be viewed as a substitute for GAAP credit quality measures, and furthermore, TSFG's non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

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

TABLE 1
--------------------------------------------------------------------------------------------------------------------
SUMMARY OF COMPLETED ACQUISITIONS
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                              PURCHASE      IDENTIFIABLE
                                  ACQUISITION     TOTAL         SHARES       PRICE PAID      INTANGIBLE
                                     DATE         ASSETS        ISSUED        IN CASH        ASSETS       GOODWILL
                                     ----         ------        ------        -------        ------       --------
Bank acquisitions
Central Bank of Tampa
  Tampa, Florida                   12/31/02      $ 223,223(1)   3,241,737      $      -      $ 2,700       $ 36,095

Rock Hill Bank and Trust
  Rock Hill, South Carolina        10/31/02        204,815(1)     430,017             -(2)     1,204         25,597

Gulf West Banks, Inc.
  St. Petersburg, Florida          08/31/02        530,296(1)   3,925,588        32,400        8,424         70,861

Insurance agency/other acquisitions
American Pensions, Inc.
  Mount Pleasant, South Carolina   04/30/03               (1)     146,808(3)          -        1,050          2,839

Gardner Associates, Inc.
  Columbia, South Carolina         09/20/02          1,312(1)     249,011(4)          -        1,521          1,934

(1)  Book value at the acquisition date.
(2) TSFG agreed to pay a cash earnout based on collection and recoveries with respect to certain loans.
(3) Former shareholders of API have the right to receive common stock with a maximum value of approximately $2.2 million under earnout provisions based on API's five-year financial performance.
(4) Of this amount, up to 70,779 of these shares are subject to forfeiture back to TSFG if certain five-year financial performance targets are not met.

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

         On September 20, 2002, TSFG acquired Gardner Associates, Inc. ("Gardner Associates"), an independent insurance agency based in Columbia, South Carolina. TSFG intends to use Gardner Associates to build its insurance operations in the Midlands area of South Carolina. As of June 30, 2003, TSFG issued 156,426 shares of TSFG common stock to acquire Gardner Associates and 21,806 shares under an earnout provision. In addition, the principals of Gardner Associates have the right to receive a maximum of 70,779 shares of TSFG common stock, which has been issued and deposited in an escrow account, under earnout provisions based on Gardner Associates' five-year financial performance.

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

     Pending Acquisition

         In May 2003, TSFG signed a definitive agreement to acquire MountainBank Financial Corporation ("MBFC"), headquartered in Hendersonville, North Carolina. At June 30, 2003, MBFC operated primarily through 19 branches in western North Carolina and had total assets of $959.1 million. At closing, TSFG will issue shares of common stock in exchange for all the common stock, preferred stock, and stock obligations of MBFC. This acquisition extends the TSFG franchise into contiguous Western North Carolina markets. This transaction, which is expected to close in October 2003, will be accounted for using the purchase method of accounting and is subject to regulatory and MBFC shareholder approvals. TSFG received the necessary approvals of the Federal Reserve on August 7, 2003 and expects to receive the approvals of North Carolina State Banking Commission and the FDIC on or before the end of August 2003 and the South Carolina State Board of Financial Institutions in early September 2003.

OVERVIEW

         Net income for the six months ended June 30, 2003 totaled $42.7 million, an increase of 50.3% compared with $28.4 million for the six months ended June 30, 2002. Earnings per diluted share for the first six months of 2003 totaled $0.89, a 30.9% increase from $0.68 per diluted share in the first six months of 2002. Higher net interest income, fee income initiatives, a lower provision for loan losses, and gains on sales of securities and equity investments contributed to the increases in net income and earnings per diluted share. Net interest income increased from 39.0% growth in average earning assets. Key factors responsible for TSFG's results of operations are discussed throughout Management's Discussion and Analysis below.

         Noninterest income for the six months ended June 30, 2003 and 2002 included pre-tax gains on asset sales of $6.7 million and $76,000, respectively. Gains on asset sales include gains on available for sale securities and equity investments and a gain on the sale of a branch office. Mortgage banking income, a component of noninterest income, includes gains and losses on the sale of mortgage  loans and  charges  for the  write-down  in the  value of  capitalized mortgage servicing rights. See "Earnings Review - Noninterest Income" for details. Noninterest expenses for the first six months of 2003 included $1.9 million in pre-tax merger-related costs and $268,000 in impairment loss from write-down of assets.

         In the third quarter 2002, TSFG recorded a $1.4 million charge, net of tax, related to impairment of goodwill associated with Carolina First Mortgage Company, which is shown as a cumulative effect of change in accounting principle. In accordance with the accounting rules, this change was recorded as of January 1, 2002 and therefore is shown in the first six months of 2002.

         During the fourth quarter 2002, TSFG adjusted and reclassified certain prior 2002 quarter amounts to account for an overaccrual of interest expense related to repurchase agreements and the deferral of loan fee income. The net impact of these adjustments for the first six months of 2002, which restated the financial results for the first half of the year, was to increase net income by $613,000, or $0.01 per diluted share.

         Average common shares outstanding on a diluted basis were 48.0 million in the first six months of 2003, up 15.3% from 41.6 million for the first six months of 2002, due to shares issued for acquisitions completed in 2002. In connection with share repurchase programs, TSFG repurchased and cancelled 1,272,805 shares during the first six months of 2003.

         At June 30, 2003, TSFG had $9.3 billion in assets, $4.7 billion in loans, $5.1 billion in deposits, and $660.2 million in shareholders' equity. For the six months ended June 30, 2003, TSFG's average assets totaled $8.6 billion, an increase of $2.5 billion, or 40.7%, compared with the first six months 2002 average of $6.1 billion.

BALANCE SHEET REVIEW

     Loans

         TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At June 30, 2003, outstanding loans totaled $4.7 billion, which equaled 92.7% of total deposits and 51.3% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG's South Carolina, North Carolina, and Florida market areas. Less than 5% of the portfolio is unsecured. The portfolio contains no "highly leveraged transactions," as defined by regulatory authorities.

         Loans held for investment increased $773.8 million, or 19.8%, to $4.7 billion at June 30, 2003 from $3.9 billion at June 30, 2002. In 2002, $585.3 million in loans held for investment were acquired in mergers with Gulf West, Rock Hill Bank, and CBT, accounting for approximately 75% of the increase. During the first six months of 2003, loans held for investment increased $254.6 million, or 5.7%. The majority of the first six months of 2003 loan growth, annualized at 11.6%, was in commercial, indirect consumer and home equity loans. While originations of residential mortgage loans increased, most of these loans were sold at origination in the secondary market.

         Loans held for sale increased $41.0 million to $60.7 million at June 30, 2003 from $19.6 million at June 30, 2002. Mortgage loan originations were higher in the current period, which increased the inventory of loans in process. Loan held for sale at June 30, 2003 included no loans acquired from Gulf West. During the first six months of 2003, loans held for sale acquired from Gulf West decreased $17.7 million, primarily from the sale of two commercial real estate loans and the transfer to loans held for investment.

         Table 2 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

TABLE 2
--------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                 JUNE 30,
                                                                      --------------------------------
                                                                                           RESTATED         DECEMBER 31,
                                                                          2003               2002               2002
                                                                          ----               ----               ----
Commercial, financial and agricultural                                $   982,947        $   783,494       $   913,368
Real estate - construction (1)                                            573,468            565,040           570,265
Real estate - residential mortgages (1-4 family)                          675,018            564,286           643,941
Commercial secured by real estate (1)                                   1,878,573          1,463,678         1,765,103
Consumer                                                                  578,491            538,072           541,210
Lease financing receivables                                                    94                219               124
                                                                      -----------        -----------       -----------
Loans held for investment                                               4,688,591          3,914,789         4,434,011
Loans held for sale                                                        60,661             19,636            67,218
Less: allowance for loan losses                                            64,152             46,985            70,275
                                                                      -----------        -----------       -----------
   Total net loans                                                    $ 4,685,100        $ 3,887,440       $ 4,430,954
                                                                      ===========        ===========       ===========

Percentage of loans held for investment
Commercial, financial and agricultural                                       21.0 %             20.0 %            20.6 %
Real estate - construction (1)                                               12.2               14.4              12.9
Real estate - residential mortgages (1-4 family)                             14.4               14.4              14.5
Commercial secured by real estate (1)                                        40.1               37.5              39.8
Consumer                                                                     12.3               13.7              12.2
Lease financing receivables                                                     -                  -                 -
                                                                            -----              -----             -----
    Total                                                                   100.0  %           100.0  %          100.0  %
                                                                            =====              =====             =====


(1) These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

         Table 2 provides a stratification of the portfolio by collateral type and borrower type. Table 3 provides a stratification of the loan portfolio by loan purpose.

TABLE 3
--------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION BASED ON LOAN PURPOSE
--------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                 JUNE 30,
                                                                     --------------------------------
                                                                                         RESTATED         DECEMBER 31,
                                                                         2003              2002               2002
                                                                         ----              ----               ----
Commercial loans
Commercial and industrial                                             $ 1,265,383        $ 1,023,955       $ 1,178,955
Owner - occupied real estate                                              725,735            642,475           733,819
Commercial real estate                                                  1,518,286          1,208,425         1,420,252
                                                                      -----------        -----------       -----------
                                                                        3,509,404          2,874,855         3,333,026
                                                                      -----------        -----------       -----------

Consumer loans
Indirect - sales finance                                                  479,616            391,392           420,294
Direct retail                                                             265,913            290,372           273,419
Home equity                                                               287,087            205,020           243,648
                                                                      -----------        -----------       -----------
                                                                        1,032,616            886,784           937,361
                                                                      -----------        -----------       -----------

Mortgage loans                                                            146,571            153,150           163,624
                                                                      -----------        -----------       -----------

   Total loans held for investment                                    $ 4,688,591        $ 3,914,789       $ 4,434,011
                                                                      ===========        ===========       ===========

Percentage of loans held for investment
Commercial and industrial                                                    27.0 %             26.2 %            26.6 %
Owner - occupied real estate                                                 15.5               16.4              16.6
Commercial real estate                                                       32.4               30.9              32.0
Consumer                                                                     22.0               22.7              21.1
Mortgage                                                                      3.1                3.9               3.7
                                                                            -----              -----             -----
    Total                                                                   100.0  %           100.0  %          100.0  %
                                                                            =====              =====             =====

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

         Owner-occupied real estate loans are loans to finance the purchase or expansion of operating facilities used by businesses not engaged in the real estate business. Typical loans are loans to finance offices, manufacturing plants, warehouse facilities, and retail shops. Depending on the property type and the borrower's cash flows, amortization terms vary from ten years up to 20 years. Although secured by mortgages on the properties financed, these loans are underwritten based on the cash flows generated by operations of the businesses they house.

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

         Indirect - sales finance loans are loans to individuals to finance the purchase of automobiles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used autos with terms varying from two years up to five years.

         Direct retail consumer loans are loans to individuals to finance personal, family, or household needs. Typical loans are loans to finance auto purchases, home repairs and additions, and home purchases. These loans are made by TSFG employees in its branches.

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

         The portfolio's only significant industry concentration is in commercial real estate loans. All other industry concentrations are less than 10% of total loans. Commercial real estate loans were 32.4% of loans held for investment at June 30, 2003. Due to sustained strong population growth and household income growth, real estate development and construction are major components of the economic activity in TSFG's markets. The risk attributable to this concentration is managed by confining our lending to markets we are familiar with and to borrowers who have proven track records and the financial means to weather adverse market conditions. In its commercial real estate lending, TSFG does not make loans without recourse to the borrower, loans without personal guarantees from the owners, or loans to cash out equity in commercial properties. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.

         At June 30, 2003, the loan portfolio included commitments totaling $126.1 million in "shared national credits" (multi-bank credit facilities of $20 million or more). Outstanding balances under these commitments totaled $73.9 million. By policy, we participate in shared national credits only if the borrower is headquartered in our market, the borrower is in an industry familiar to us, we meet directly with the borrower to conduct our analysis, and the borrower agrees to establish an ongoing banking relationship with us. None of these credit facilities were classified in the most recent report on shared national credits prepared by the regulatory agencies.

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

         To facilitate comparisons, Table 4 presents credit quality indicators two ways: one that includes all loans and one that excludes the Rock Hill Workout Loans. On October 31, 2002, loans totaling $191.3 million were acquired from Rock Hill Bank. Prior to the closing and in connection with identified problem loans, Rock Hill Bank had charged off a significant portion of its loan portfolio and established additional reserves. At closing, TSFG segregated certain identified problem loans into a separately-managed portfolio, referred to as the "Rock Hill Workout Loans." At June 30, 2003, this portfolio totaled $50.6 million, down from $72.4 million at December 31, 2002, with an allowance for loan losses of $8.4 million. Nonperforming assets for the Rock Hill Workout Loans at June 30, 2003 were $25.6 million, down from $29.2 million at December 31, 2002. Net loan charge-offs for the first six months of 2003, which were provided for in the allowance for loan losses as of December 31, 2002, totaled $6.8 million. TSFG expects nonperforming assets and the allowance for loan losses to decline as the Rock Hill Workout Loans are liquidated, moved to performing status or otherwise resolved. Where appropriate, TSFG has provided credit quality measures excluding the Rock Hill Workout Loans to identify core credit quality measures and trends.

         Table 4 presents information pertaining to nonperforming assets.

TABLE 4
----------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                                   JUNE 30,
                                                                       --------------------------------
                                                                                            RESTATED        DECEMBER 31,
                                                                             2003             2002              2002
                                                                             ----             ----              ----
Nonperforming Assets Including the Rock Hill Workout Loans
Loans held for investment                                                $ 4,688,591      $ 3,914,789       $ 4,434,011
Allowance for loan losses                                                     64,152           46,985            70,275

Nonaccrual loans - commercial                                                 54,306           35,477            61,206
Nonaccrual loans - consumer                                                    2,928            3,519             2,384
Restructured loans                                                                -                -                 -
    Total nonperforming loans                                                 57,234           38,996            63,590
Other real estate owned                                                        7,827            7,696            10,596
                                                                         -----------      -----------       -----------
    Total nonperforming assets                                           $    65,061      $    46,692       $    74,186
                                                                         ===========      ===========       ===========

Loans past due 90 days still accruing interest (1)                       $     5,456      $     6,951       $     5,414
                                                                         ===========      ===========       ===========

Total nonperforming assets as a percentage of loans and other
    real estate owned (2)                                                       1.39 %           1.19 %            1.67 %
                                                                                ====             ====              ====
Allowance for loan losses as a percentage of nonperforming loans                1.12 x           1.20 x            1.11 x
                                                                                ====             ====              ====

Nonperforming Assets Excluding the Rock Hill Workout Loans
Loans held for investment                                                $ 4,637,959      $ 3,914,789       $ 4,361,658
Allowance for loan losses                                                     55,798           46,985            53,979

Total nonperforming loans                                                     31,675           38,996            34,596
Other real estate owned                                                        7,827            7,696            10,422
                                                                         -----------      -----------       -----------
    Total nonperforming assets                                           $    39,502      $    46,692       $    45,018
                                                                         ===========      ===========       ===========

Total nonperforming assets as a percentage of loans and other
    real estate owned (2)                                                      0.85  %          1.19  %           1.03  %
                                                                               ====             ====              ====
Allowance for loan losses as a percentage of nonperforming loans               1.76  x          1.20  x           1.56  x
                                                                               ====             ====              ====

(1) All of these loans are consumer and residential mortgage loans. (2) Calculated using loans held for investment.
Note: Nonperforming assets exclude personal property repossessions, which totaled $1.3 million, $982,000, and $1.3 million, at June 30, 2003, June 30, 2002, and December 31, 2002, respectively.

         CREDIT QUALITY INCLUDING ROCK HILL WORKOUT LOANS. Nonperforming assets declined to 1.39% of loans and other real estate owned at June 30, 2003 from 1.67% at December 31, 2002. Net loan charge-offs increased to 0.73% of average loans for the first six months of 2003 from 0.53% for the first half 2002, primarily due to the disposition of fully-reserved Rock Hill Workout Loans and the liquidation of fully-reserved nonperforming loans. As anticipated, the allowance for loan losses declined to 1.37% of period-end loans at June 30, 2003 from 1.58% at December 31, 2002.

         CREDIT QUALITY EXCLUDING ROCK HILL WORKOUT LOANS. Core nonperforming assets (which exclude the Rock Hill Workout Loans) declined 15.4% to 0.85% of loans and other real estate owned at June 30, 2003 from 1.19% at June 30, 2002. This ratio has declined every quarter-end since its peak of 1.34% at March 31, 2002. Net loan charge-offs totaled $10.1 million, or 0.44% of average loans for the first half of 2003, down from $10.1 million, or 0.53% of average loans for the first half of 2002. The allowance for loan losses declined slightly as a percent of loans held for investment, from 1.24% at December 31, 2002 to 1.20% at June 30, 2003, but increased from 1.56 times to 1.76 times nonperforming loans.

         Certain of the Rock Hill Workout Loans are defined as "designated loans" under the Rock Hill Bank purchase agreement ("Designated Loans") and are subject to earnout provisions. The total principal amount owed by the borrowers for Designated Loans was $45.2 million, of which $19.5 million had been charged off or reserved prior to acquisition by TSFG. To the extent that principal collections on these Designated Loans exceed $25.7 million through the termination date of the earnout agreement, TSFG will pay the RHBT shareholders 30% of such excess. The net effect is to pay RHBT shareholders 30% of the net recoveries on these loans from charge-off collections and reserve reductions. Through June 30, 2003, total charge-offs and reserves on the Designated loans exceeded the amount that would require a payment under the earnout agreement.

         Future credit quality trends depend primarily on the direction of the economy, and current economic data do not provide a clear signal of that direction. Until the business climate improves, TSFG expects portfolio quality indicators to remain volatile, nonperforming asset levels to fluctuate, and charge-offs to be higher than historical norms. Management believes, however, that loss exposure in its loan portfolio is identified, adequately reserved for in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance for loan loss adequacy. Accordingly, management believes the allowance for loan losses as of June 30, 2003 was adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.

         Table 5 summarizes information on impaired loans (in thousands), all of which are in nonaccrual status. All impaired loans are commercial loans.

TABLE 5
-------------------------------------------------------------------------------------------------------------------------
IMPAIRED LOANS
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                              AT AND FOR                 AT AND FOR
                                                                            THE SIX MONTHS             THE YEAR ENDED
                                                                             ENDED JUNE 30,              DECEMBER 31,
                                                                        ---------------------------
                                                                          2003              2002               2002
                                                                          ----              ----               ----
Impaired loans                                                          $ 54,306           $ 35,477          $ 61,206
Impaired loans, excluding the Rock Hill Workout Loans                     28,747             35,477            32,212
Average investment in impaired loans                                      59,283             40,178            42,258
Related allowance                                                         11,937              4,259            22,016
Related allowance, excluding the Rock Hill Workout Loans                   5,549              4,259             9,429
Recognized interest income                                                     -                 72               125
Foregone interest                                                          1,802              1,568             2,973

     Allowance for Loan Losses

         The adequacy of the allowance for loan losses (the "Allowance") is analyzed quarterly. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio as of the balance sheet date presented. The methodology employed for this analysis is discussed below.

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

         The Allowance totaled $64.2 million, or 1.37% of loans held for investment, at June 30, 2003, a significant increase from $47.0 million, or 1.20%, at June 30, 2002. Nonperforming loans totaled $57.2 million at June 30, 2003, an increase of $18.2 million from $39.0 million at June 30, 2002. These increases were the result of the acquisition of loans from Rock Hill Bank, partially offset by lower core nonperforming loans. Excluding the $25.6 million of nonperforming loans related to the Rock Hill Workout Loans, nonperforming loans declined to $31.7 million at June 30, 2003 from $39.0 million at June 30, 2002 (to 0.68% from 1.00% of loans held for investment), and the Allowance increased to $55.8 million at June 30, 2003 from $47.0 million at June 30, 2002 (1.20% of loans held for investment at both June 30, 2003 and 2002). See "Credit Quality."

         Table 6, which summarizes the changes in the Allowance, provides additional information with respect to the activity in the Allowance. While uncertainty in the current economic outlook makes future charge-off levels less predictable, management does not expect losses to increase significantly over the next several quarters. As a percentage of average loans, losses in 2003, excluding the Rock Hill Workout Loans, are expected to be slightly lower than 2002 losses. However, the economic outlook remains highly uncertain, and future charge-off levels may therefore fluctuate above or below that average from quarter to quarter.

TABLE 6
-------------------------------------------------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                              AT AND FOR                  AT AND FOR
                                                                            THE SIX MONTHS              THE YEAR ENDED
                                                                             ENDED JUNE 30,               DECEMBER 31,
                                                                        ----------------------------
                                                                                           RESTATED
                                                                           2003              2002               2002
                                                                           ----              ----               ----
Allowance for loan losses, beginning of year                         $    70,275        $    44,587       $    44,587
Purchase accounting adjustments                                                -                  -            22,973
Allowance adjustment for loans sold                                            -                  -               (12)
Net charge-offs:
    Loans charged-off                                                    (19,125)           (12,100)          (23,556)
    Loans recovered                                                        2,302              2,016             4,017
                                                                     -----------        -----------       -----------
                                                                         (16,823)           (10,084)          (19,539)
Additions to reserve through provision expense                            10,700             12,482            22,266
                                                                     -----------        -----------       -----------
Allowance for loan losses, end of period                             $    64,152        $    46,985       $   70,275
                                                                     ===========        ===========       ===========

Average loans                                                        $ 4,589,087        $ 3,830,696       $ 4,008,094
Loans held for investment                                              4,688,591          3,914,789         4,434,011
Net charge-offs as a percentage of average loans (annualized)               0.73 %             0.53 %            0.49 %
Allowance for loan losses as a percentage of loans held
    for investment                                                          1.37               1.20              1.58

Excluding the Rock Hill Workout Loans:
    Net loan charge-offs                                             $    10,056        $    10,084       $    19,906
    Net charge-offs as a percentage of average loans (annualized)           0.44 %             0.53 %            0.50 %
    Allowance for loan losses as a percentage of loans held
       for investment                                                       1.20               1.20              1.24

     Securities

         TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to leverage capital through generating interest and dividend income from the investment of excess funds, to provide liquidity to meet liquidity requirements, and to provide collateral for pledges on public deposits and securities sold under repurchase agreements.

         At June 30, 2003, TSFG's investment portfolio totaled $3.6 billion, up $1.9 billion from the $1.7 billion invested as of June 30, 2002, and up $1.0 billion from the $2.6 billion invested as of December 31, 2002. The majority of the increase since December 31, 2002 was attributable to the purchase of U.S. Government agency and mortgage-backed securities in the available for sale portfolio. In the first six months of 2003, TSFG bought these securities to leverage capital and take advantage of the opportunity to increase net interest income. In addition, TSFG has engaged in, and expects to continue to engage in, hedging activities to reduce interest rate risk associated with the investment securities. Also, in 2002, TSFG acquired $210.8 million in available for sale securities from the acquisitions completed in 2002. During the remainder of 2003, TSFG expects that purchases of investment securities will primarily occur to replace pre-paying, called, or maturing securities. TSFG's security portfolio experienced average prepayments of approximately $100 million per month and average calls of approximately $130 million per month during the first half of the year. TSFG expects loan growth to continue and to replace some securities balances with new loans. Accordingly, if strong loan demand continues, TSFG expects investment securities to decline during the second half of 2003.

         Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized gain recorded for available for sale securities averaged $3.2 billion in the first six months of 2003, 85.4% above the average of the first six months of 2002 of $1.7 billion. The majority of the increase was attributable to securities purchased to leverage available capital, or to offset anticipated paydowns of mortgage-backed securities and calls of U.S. Government agency securities. The average portfolio yield decreased in the first six months of 2003 to 4.12% from 5.43% in the first six months of 2002. The securities yield decreased due to a lower level of general interest rates and the addition of lower-yielding, shorter duration securities.

         The duration of the portfolio declined to approximately 4.4 years at June 30, 2003 from 7.2 years at June 30, 2002. The securities portfolio currently reprices within a 2.8 year pricing horizon, which is significantly faster than indicated by the duration.

         The composition of the investment portfolio as of June 30, 2003 was as follows: mortgage-backed securities ("MBS") 66.3%, U.S. Government agencies 14.8%, U.S. Treasuries 7.2%, state and municipalities 3.4%, and other securities 8.3% (see other investments described below). Mortgage-backed securities have increased from 46.4% of the portfolio at December 31, 2002, due to the first quarter 2003 purchases to leverage available capital. Collateralized mortgage obligations ("CMOs"), the majority of which are short-term, represent approximately 15% of the securities portfolio. At June 30, 2003, variable-rate MBS, constituted approximately 40% of total MBS. TSFG manages the MBS portfolio to maintain a short duration and repricing horizon. This strategy provides significant cash flow to proactively manage as market conditions change. TSFG may use this cash to reinvest in securities at current market rates, fund future loan growth, or pay off borrowed funds.

         The available for sale portfolio constituted 98.0% of total securities at June 30, 2003. Management believes that the high concentration of available for sale securities provides greater flexibility in the management of the overall investment portfolio.

         The net unrealized gain on available for sale securities (pre-tax) increased to $36.0 million at June 30, 2003 from a $16.1 million gain at June 30, 2002. The increase in the net unrealized gain was primarily associated with U.S. Treasury securities, which had unrealized losses at June 30, 2002 and were sold in the third quarter 2002. At December 31, 2002, the net unrealized gain on available for sale securities (pre-tax) totaled $36.3 million. Long-term interest rates rose suddenly in July 2003, which resulted in a net unrealized loss on available for sale securities (pre-tax) of $6.8 million at July 31, 2003.

     Other Investments

         INVESTMENT IN NETBANK, INC. At June 30, 2003, TSFG owned 517,904 shares of NetBank common stock. NetBank owns and operates NetBank, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. TSFG's investment in NetBank, which is included in securities available for sale with a basis of $144,000, was recorded at its pre-tax market value of approximately $6.8 million at June 30, 2003. During the six months ended June 30, 2003, TSFG sold 207,096 shares of NetBank for a pre-tax gain of $1.9 million.

         INVESTMENTS IN BANKS. At June 30, 2003, TSFG had equity investments in fourteen community banks located in the Southeast. In each case, TSFG owns less than 5% of the community bank's outstanding common stock. TSFG has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks, which are included in securities available for sale with a basis of $16.7 million, were recorded at their pre-tax market value of approximately $20.3 million at June 30, 2003.

         TSFG also has an investment in Nexity Financial Corporation, an Internet bank, which was recorded at its cost basis of $500,000.

         CF INVESTMENT COMPANY. CF Investment Company is a wholly-owned Small Business Investment Company, licensed through the Small Business Administration. Its principal focus is to invest in companies that have a bank-related technology or service that TSFG and its subsidiaries can use. CF Investment Company's loans and equity investments represent a higher risk to TSFG due to the start-up nature of such companies. As of June 30, 2003, CF Investment Company had invested approximately $1.2 million (or 49% interest in common stock) in a company specializing in electronic document management services and $502,000 (or 15% interest in common stock) in a paycard company. The estimated fair value of these investments is deemed to approximate the cost basis. TSFG may incur impairment losses in the future depending on the performance of CF Investment Company's investments.

         OTHER INVESTMENTS NOT SPECIFIED ABOVE. In addition to the investments described in the preceding paragraphs, other investments in available for sale securities at June 30, 2003, which are carried at market value, included corporate bonds of $161.3 million, Fannie Mae preferred stock of $51.7 million, FHLB stock of $49.4 million, and other equity securities of $4.9 million. Other equity securities include TSFG's investment in Affinity Technology Group, Inc. ("Affinity"). At June 30, 2003, TSFG owned 4,876,340 shares of common stock of Affinity, or approximately 12% of the outstanding shares. TSFG's investment in Affinity has a basis of $433,000 and was recorded at its June 30, 2003 pre-tax market value of approximately $780,000. At June 30, 2003, the aggregate market value for these other investments, which are not specified in the preceding paragraphs, totaled $267.3 million with a cost basis of $265.9 million.

     Intangible Assets

         The intangible assets balance at June 30, 2003 of $245.0 million consisted of goodwill of $227.5 million, core deposit premiums of $15.2 million, customer list intangibles of $1.5 million, and non-compete agreement intangibles of $853,000. The intangible assets balance at June 30, 2002 of $95.3 million consisted of goodwill of $90.2 million and core deposit premiums of $5.1 million. The increase in goodwill was primarily due to the $134.1 million of goodwill acquired during 2002 from the acquisitions of CBT, Rock Hill Bank, Gardner Associates, and Gulf West, subsequent adjustments in 2003 totaling $369,000, and $2.8 million of goodwill acquired during 2003 from the acquisition of API. The increase in core deposit premiums was due to adding $2.7 million from the CBT merger, $1.2 million from the Rock Hill Bank merger, and $8.4 million from the Gulf West merger. The customer list intangibles and non-compete agreement intangibles were added with the acquisitions of Gardner Associates and API.

     Deposits

         Deposits remain TSFG's primary source of funds for loans and investments. Average deposits provided funding for 60.3% of average earning assets in the first six months of 2003 and 64.6% in the first six months of 2002. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and increases in investment securities. In addition, TSFG has increased the use of brokered certificates of deposit, which are included in deposits.

         At June 30, 2003, deposits totaled $5.1 billion, up $1.4 billion from June 30, 2002. In 2002, TSFG acquired $783.8 million in deposits from its mergers with CBT, Rock Hill Bank, and Gulf West, which accounted for approximately 56% of the increase. In addition, TSFG increased deposits, particularly transaction accounts, through increased sales referrals and targeted deposit promotions. The increase in deposits also includes a $119.7 million increase in brokered certificates of deposit. At June 30, 2003, TSFG had $529.8 million in brokered certificates of deposit, compared with $410.1 million at June 30, 2002. We consider these funds as an attractive alternative funding source available to use while continuing our efforts to maintain and grow our local deposit base.

         Table 8 in "Results of Operations - Net Interest Income" details average balances for the deposit portfolio for both the six months ended June 30, 2003 and 2002. Average money market accounts increased $512.5 million, or 71.5%, and average noninterest demand deposits increased $211.0 million, or 41.3%. On average, time deposits increased $258.7 million, or 15.2%, which includes a $249.7 million increase in average brokered certificates of deposit.

         As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest-bearing checking, money market, and savings accounts). For the six months ended June 30, 2003, transaction accounts made up 58.4% of average deposits, compared with 53.2% for the six months ended June 30, 2002. These trends reflect TSFG's efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG's customer-centered sales process, Elevate, is an integral part of achieving this goal. In addition, TSFG held deposit campaigns, based on employee referrals, to raise transaction accounts and offered an attractive money market account, priced at 50% of the prime interest rate.

         At June 30, 2003, total deposits for Bank CaroLine, an Internet bank, totaled $25.1 million, down from $38.7 million as of June 30, 2002. Deposits for Bank CaroLine declined significantly, due to offering less aggressive interest rates in an effort to lower the overall cost of funds.

         Time deposits of $100,000 or more represented 12.0% of total deposits at June 30, 2003 and 12.5% at June 30, 2002. TSFG's larger denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

         During the second quarter 2003, TSFG sold the deposits at its Powdersville, South Carolina branch office to an unrelated financial institution. TSFG sold $6.4 million in deposits and recorded a gain associated with the sale totaling $601,000.

     Borrowed Funds

         TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. TSFG's short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances (with maturities less than one year when made), commercial paper, and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes, FHLB advances, and repurchase agreements with maturities greater than one year when made. In the first six months of 2003, average borrowings totaled $3.1 billion, compared with $1.9 billion for the same period in 2002. This increase was primarily attributable to an increased reliance on short-term borrowings to support earning asset growth, including increases in investment securities.

         TSFG's long-term borrowings totaled $2.3 billion at June 30, 2003, up from $502.9 million as of June 30, 2002, primarily from the increase in repurchase agreements and FHLB advances. TSFG increased long-term borrowings to provide longer-term liquidity at historically-low interest rates.

         Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $2.0 billion at June 30, 2003, including $1.3 billion in long-term repurchase agreements, and $1.3 billion at June 30, 2002, including $100.0 million in long-term repurchase agreements. These balances are primarily to finance higher balances in investment securities available for sale and to support earning asset growth. Balances in these accounts can fluctuate on a day-to-day basis.

         The FHLB advances were $979.3 million, all long-term advances, at June 30, 2003 and $386.0 million, including $363.0 million in long-term advances, at June 30, 2002. FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, management's willingness to raise deposits through market promotions, the Subsidiary Banks' unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. TSFG continues to evaluate the relative cost and benefit of incurring prepayment penalties from the early extinguishment of debt.

     Capital Resources and Dividends

         Total shareholders' equity amounted to $660.2 million, or 7.1% of total assets, at June 30, 2003, compared with $471.5 million, or 7.6% of total assets, at June 30, 2002. At December 31, 2002, total shareholders' equity was $646.8 million, or 8.1% of total assets. The increase in shareholders' equity, when comparing June 30, 2003 to the same period in 2002, is primarily from the issuance of common stock for the 2002 mergers, retention of earnings, and the unrealized gains in the available for sale investment portfolio. TSFG's stock repurchase program and cash dividends paid partially offset these increases.

         TSFG has a stock repurchase program and, in February 2003, expanded its program by one million shares in connection with the CBT merger. In May 2003, TSFG added an additional one million shares. During 2003, TSFG repurchased 1,272,805 shares and has approximately 1.3 million shares remaining under its stock repurchase authorization. TSFG may continue to repurchase shares depending upon current market conditions, available cash, and capital levels.

         TSFG's unrealized gain on securities, net of tax, which is included in accumulated other comprehensive income, was $22.9 million as of June 30, 2003 as compared to $10.4 million as of June 30, 2002 and $24.4 million as of December 31, 2002. The increase in the unrealized gain (net of deferred income tax) from June 30, 2002 to June 30, 2003 was comprised of increases in: U.S. Treasury securities $14.5 million, U.S. Government agencies $1.1 million, mortgage-backed securities $481,000, and state and municipalities $421,000. This increase was partially offset by a decrease in other securities of $4.0 million, principally from the sale of NetBank common stock and the write-down and subsequent cancellation of TSFG's shares in RHBT due to TSFG's acquisition of substantially all the assets and deposits of Rock Hill Bank, which was the wholly-owned banking subsidiary of RHBT.

         Book value per share at June 30, 2003 and 2002 was $14.08 and $11.69, respectively. Tangible book value per share at June 30, 2003 and 2002 was $8.85 and $9.33, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

         TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at June 30, 2003. Table 7 sets forth various capital ratios for TSFG and its Subsidiary Banks.


TABLE 7
--------------------------------------------------------------------------------------------------
CAPITAL RATIOS
--------------------------------------------------------------------------------------------------

                                                                                          WELL
                                                                                       CAPITALIZED
                                                              JUNE 30, 2003            REQUIREMENT
                                                              -------------            -----------
           TSFG
           Total risk-based capital                             10.57 %                     n/a
           Tier 1 risk-based capital                             8.44                       n/a
           Leverage ratio                                        5.95                       n/a

           Carolina First Bank
           Total risk-based capital                             10.62 %                   10.00 %
           Tier 1 risk-based capital                             7.63                      6.00
           Leverage ratio                                        5.18                      5.00

           Mercantile Bank
           Total risk-based capital                             12.11 %                   10.00 %
           Tier 1 risk-based capital                             8.88                      6.00
           Leverage ratio                                        6.93                      5.00


         On June 27, 2003, TSFG filed a "universal shelf" registration statement registering up to $200.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity.

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

EARNINGS REVIEW

     Net Interest Income

         Net interest income is TSFG's primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and security dividends, and the interest paid for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 8 presents average balance sheets and a net interest income analysis on a tax equivalent basis for the three and six months ended June 30, 2003 and 2002.


TABLE 8
---------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
---------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                      THREE MONTHS ENDED JUNE 30,
                                       ------------------------------------------------------------
                                                    2003                      2002 (RESTATED)
                                       ------------------------------   ---------------------------
                                        AVERAGE     INCOME/    YIELD/     AVERAGE    INCOME/   YIELD/
                                        BALANCE     EXPENSE    RATE       BALANCE    EXPENSE    RATE
ASSETS
Earning assets
  Loans (1)                            $ 4,656,461  $ 68,325   5.89%    $ 3,886,016  $ 64,198    6.63 %
  Investment securities (taxable)(2)     3,232,492    30,937   3.83       1,598,062    21,217    5.31
  Investment securities (nontaxable)(3)    106,979     1,700   6.36          91,674     1,636    7.14
  Federal funds sold                         2,321         9   1.56               -         -       -
  Interest-bearing bank balances            68,759       203   1.18          49,324       218    1.77
                                       -----------  --------            -----------  --------
      Total earning assets               8,067,012   101,174   5.03       5,625,076    87,269    6.22
                                       -----------  --------            -----------  --------
  Non-earning assets                       796,326                          505,330
                                       -----------                      -----------
      Total assets                     $ 8,863,338                      $ 6,130,406
                                       ===========                      ===========

Liabilities and shareholders' equity
Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                  $  637,989    $ 1,001    0.63    $   585,400  $ 1,791   1.23
    Savings                               151,611        160    0.42        117,284      216   0.74
    Money market                        1,347,476      5,742    1.71        700,293    2,898   1.66
    Time deposits                       1,961,550     11,432    2.34      1,722,779   16,348   3.81
                                       ----------    -------             -----------  -------
      Total interest-bearing deposits   4,098,626     18,335    1.79      3,125,756   21,253   2.73
   Borrowings                           3,181,191     16,072    2.03      1,912,274   12,847   2.69
                                       ----------    -------            -----------  -------
    Total interest-bearing liabilities  7,279,817     34,407    1.90      5,038,030   34,100   2.71
                                                     -------                         -------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits          736,084                           525,368
    Other noninterest-bearing
         liabilities                      111,463                            73,713
                                       ----------                        ----------
    Total liabilities                   8,127,364                         5,637,111
Minority interest in consolidated
         subsidiary(4)                     86,563                            38,701
Shareholders' equity                      649,411                           454,594
                                       ----------                        ----------
  Total liabilities and
         shareholders' equity         $ 8,863,338                       $ 6,130,406
                                      ===========                       ===========
Net interest margin                                 $66,767    3.32%                $53,169   3.79 %
                                                    =======                         =======
Tax-equivalent adjustment (3)                       $   595                         $   572
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

TABLE 8 (CONTINUED)
--------------------------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                              -------------------------------------------------------------------
                                                             2003                       2002 (RESTATED)
                                              --------------------------------   -----------------------------------
                                                AVERAGE     INCOME/   YIELD/       AVERAGE     INCOME/   YIELD/
                                                BALANCE     EXPENSE    RATE        BALANCE     EXPENSE    RATE
ASSETS
Earning assets
  Loans (1)                                   $ 4,589,087   $ 135,658    5.96 %   $ 3,830,696  $ 126,358    6.65 %
  Investment securities, taxable (2)            3,064,496      61,236    4.00       1,620,800     42,784    5.28
  Investment securities, nontaxable (3)           110,871       3,578    6.45          91,668      3,315    7.23
  Federal funds sold                                2,340          17    1.47               -          -       -
  Interest-bearing bank balances                   51,169         313    1.23          79,863        687    1.73
                                              -----------   ---------             -----------  ---------
      Total earning assets                      7,817,963     200,802    5.18       5,623,027    173,144    6.21
                                                            ---------                          ---------
  Non-earning assets                              812,057                             509,227
                                              -----------                         -----------
      Total assets                            $ 8,630,020                         $ 6,132,254
                                              ===========                         ===========

Liabilities and shareholders' equity
Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                         $   649,844   $   2,070    0.64 %   $   590,027    $  3,601   1.23 %
    Savings                                       153,865         354    0.46         116,011         430   0.75
    Money market                                1,229,362      10,000    1.64         716,822       5,813   1.64
    Time deposits                               1,958,745      23,910    2.46       1,700,075      32,985   3.91
                                              -----------   ---------             -----------    --------
      Total interest-bearing deposits           3,991,816      36,334    1.84       3,122,935      42,829   2.77
   Borrowings                                   3,072,392      31,573    2.07       1,931,030      25,166   2.63
                                              -----------   ---------             -----------    --------
    Total interest-bearing liabilities          7,064,208      67,907    1.94       5,053,965      67,995   2.71
                                                            ---------                            --------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits                  721,525                             510,522
    Other noninterest-bearing liabilities         106,533                              69,921
                                              -----------                         -----------
      Total liabilities                         7,892,266                           5,634,408
Minority interest in consolidated
      subsidiary (4)                               86,506                              37,866
Shareholders' equity                              651,248                             459,980
                                              -----------                         -----------
  Total liabilities and shareholders' equity  $ 8,630,020                         $ 6,132,254
                                              ===========                         ===========
Net interest margin                                         $ 132,895     3.43 %                $ 105,149    3.77 %
                                                            =========                           =========
Tax-equivalent adjustment (3)                               $   1,252                           $   1,160
                                                            =========                           =========

(1) Nonaccrual  loans are included in average  balances for yield  computations.
(2) The average balances for investment securities exclude the unrealized gain or loss recorded for available for sale securities.
(3) The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4) The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends.
Note:  Averages balances are derived from daily balances.

         Fully tax-equivalent net interest income for the first six months of 2003 increased $27.7 million, or 26.4%, to $132.9 million from $105.1 million in the first six months of 2002. This increase was attributable to a 39.0% increase in average earning assets, partially offset by a decline in the net interest margin. The net interest margin declined to 3.43% in the first six months of 2003 from 3.77% in the first six months of 2002. This decrease in the net interest margin was largely attributable to higher investment securities (which generally have a lower yield than loans), downward pricing of fixed rate commercial loans, and deposit rates approaching lower limits due to historically-low interest rates. In addition, TSFG has experienced solid growth in money market accounts, principally from a product priced at 50% of the prime interest rate. If interest rates rise, TSFG will benefit from the relatively slower increase for these accounts, which are currently at the upper end of money market rates.

         Interest rates are presently at historically low levels. During 2003, the Federal Reserve lowered the federal funds target rate 25 basis points at the end of June, which followed one decline in 2002 and eleven downward adjustments in 2001. The 2003 reduction had minimal impact on the net interest margin during the first half of the year (as it occurred so late in the second quarter). A large portion of TSFG's adjustable rate loans, which constitute 56.6% of the loan portfolio, reprice immediately following an interest rate change by the Federal Reserve. The funding source changes take more time to filter into the net interest margin, primarily because of the timed maturities of certificates of deposit and borrowings. A large portion of deposits and borrowings had repriced by the end of 2002 while new and maturing loans and investments continue to be made at lower rates.

         Downward pressure on the net interest margin is expected to continue for the remainder of 2003. In addition, continued declines in interest rates would put additional pressure on the net interest margin because some deposit rates are reaching what management considers their lower limit. TSFG expects certificates of deposit to continue to mature and reprice downward in 2003, although with a significantly smaller benefit than that realized during the past two years.

         During the fourth quarter of 2002, TSFG adjusted and reclassified certain prior quarter amounts to account for an overaccrual of interest expense related to repurchase agreements and the deferral of loan fee income. In the first six months of 2002, the over accrual of interest expense related to repurchase agreements overstated interest expense by $1.5 million, which was corrected in the fourth quarter of 2002. The additional deferral of loan fee income decreased net interest income by $5.6 million in the first six months of 2002. A related deferral of salaries, wages and employee benefits substantially offset the decrease in the deferral of loan fee income. See "Overview."

         Average earning assets grew $2.2 billion, or 39.0%, to $7.8 billion in the first six months of 2003 from $5.6 billion in the first six months of 2002, primarily from acquisitions and the purchase of investment securities. The Gulf West merger, which closed August 31, 2002, the asset purchase with Rock Hill Bank, which closed on October 31, 2002, and the Central Bank of Tampa merger, which closed on December 31, 2002, added approximately $903.8 million in earning assets. Average loans increased $758.4 million to $4.6 billion in the first six months of 2003 from $3.8 billion in the first six months of 2002. Average investment securities, excluding the average net unrealized securities gains, increased to $3.2 billion in the first six months of 2003 from $1.7 billion in the first six months of 2002. The increase in the investment portfolio occurred in order to leverage available capital and take advantage of the opportunity to increase net interest income. During the remainder of 2003, TSFG expects that purchases of investment securities will primarily occur to replace pre-paying, called or maturing securities. TSFG's security portfolio experienced average prepayments of approximately $100 million per month and average calls of approximately $130 million per month during the first half of the year. TSFG expects loan growth to continue and to replace some securities balances with new loans. Accordingly, if strong loan demand continues, TSFG expects investment securities to decline during the second half of 2003.

         Average total deposits increased by $1.1 billion, or 29.7%, to $4.7 billion during the first six months of 2003 from $3.6 billion in the first six months of 2002. The majority of the increase was attributable to the deposits acquired from Gulf West, Rock Hill Bank, and CBT in the second half of 2002. During the second quarter 2003, deposit growth accelerated with average deposits increasing at a 21.3% annualized rate over the first quarter 2003, driven by growth in money market and noninterest-bearing deposits. Average borrowings increased to $3.1 billion during the six months ended June 30, 2003 from $1.9 billion during the six months ended June 30, 2002 due to increases in repurchase agreements and FHLB advances. These borrowings were used to fund the growth in earning assets.

         Deposits generated through Bank CaroLine, an Internet banking division of Carolina First Bank, generally receive higher rates than those offered by our branch locations as a result of the less expensive Internet delivery channel. Bank CaroLine deposits totaled $25.1 million as of June 30, 2003 compared with $29.6 million and $38.7 million as of December 31, 2002 and June 30, 2002, respectively.

     Provision for Loan Losses

         The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $10.7 million and $12.5 million in the first six months of 2003 and 2002, respectively. The lower provision for loan losses was primarily attributable to the liquidation of nonperforming loans on which allocated reserves exceeded net losses incurred.

         Net loan charge-offs were $16.8 million, or 0.73% of average loans, for the first six months of 2003, compared with $10.1 million, or 0.53% of average loans, for the first six months 2002. Loan charge-offs in the first six months of 2003 included losses of $6.8 million on Rock Hill Workout Loans, which were provided for in the allowance for loan losses at year-end. Therefore, the allowance for loan losses declined, and these charge-offs had no impact on the first six months of 2003 provision for loan losses. The allowance for loan losses equaled 1.37%, 1.58%, and 1.20% of loans held for investment as of June 30, 2003, December 31, 2002, and June 30, 2002, respectively. The significant increase from June 2002 to December 2002 was attributable to the Rock Hill Workout Loans. See "Loans." Excluding the Rock Hill Workout Loans, the allowance for loan losses was 1.20% of loans held for investment as of June 30, 2003.

     Noninterest Income

         Noninterest income totaled $43.9 million in the first six months of 2003, compared with $25.1 million in the first six months of 2002. The increase in noninterest income was primarily composed of a $4.2 million increase in deposit service charges, a $4.0 gain on sale of available for sale securities, a $2.4 million increase in mortgage banking income, a $2.0 million increase in gain on equity investments, a $1.4 million increase in fees for investment services, and a $2.5 increase in other, which was largely due to increases in insurance commissions, debit card income, and customer service fees. Table 9 shows the components of noninterest income for the six months ended June 30, 2003 and 2002.

TABLE 9
--------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NONINTEREST INCOME
--------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                      -------------------------    -----------------------
                                                                          2003          2002           2003         2002
                                                                          ----          ----           ----         ----
Service charges on deposit accounts                                      $ 7,581       $ 5,421      $ 14,541     $ 10,328
Mortgage banking income                                                    2,561         1,289         4,733        2,370
Fees for investment services                                               2,142         1,853         4,633        3,280
Bank-owned life insurance                                                  1,933         1,803         3,881        3,609
Merchant processing income                                                 2,071         1,715         3,407        2,963
Gain (loss) on derivative contracts                                        1,203           (24)        1,011          (37)
Other                                                                      2,686         1,329         4,996        2,471
                                                                        --------      --------      --------     --------
   Noninterest income, excluding gain on asset sales                      20,177        13,386        37,202       24,984
                                                                        --------      --------      --------     --------
Gain on sale of available for sale securities                              3,197           186         4,183          215
Gain on equity investments, net                                                -          (150)        1,875         (139)
Gain on disposition of assets and liabilities                                601             -           601            -
                                                                        --------      --------      --------     --------
   Gain on asset sales, net                                                3,798            36         6,659           76
                                                                        --------      --------      --------     --------
   Total noninterest income                                             $ 23,975      $ 13,422      $ 43,861     $ 25,060
                                                                        ========      ========      ========     ========

         Noninterest income included gains on asset sales for both the six months ended June 30, 2003 and 2002. Excluding these net gains on asset sales, noninterest income increased $12.2 million, or 48.9%, in the first six months of 2003 to $37.2 million from $25.0 million for the corresponding period in 2002.

         During the first six months of 2003, the gain on equity investment totaling $1.9 million was from the sale of 207,096 shares of NetBank, Inc.
common stock. During the six months ended June 30, 2002, the loss on equity investments totaling $139,000 included a $150,000 write-off of an investment in a technology company and was partially offset by an $11,000 gain on the sale of an equity investment in a community bank.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 40.8% to $14.5 million in the first six months of 2003 from $10.3 million for the same period in 2002. The increase was attributable to increasing transaction accounts, improving collection of fees, and revising fee structures to reflect competitive pricing. Average balances for deposit transaction accounts, which impact service charges, increased 42.5% for the same period.

         Mortgage banking income includes origination income and secondary marketing operations (related to current production), mortgage servicing income (net of the related amortization for the mortgage servicing rights and subservicing payments), losses and recoveries related to the impairment of mortgage servicing rights, and gains and losses on sales of portfolio mortgage loans. Mortgage banking income in the first six months of 2003 increased $2.4 million to $4.7 million from $2.4 million in the first six months of 2002. Table 10 shows the components of mortgage banking income for the six months ended June 30, 2003 and 2002.

TABLE 10
-------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF MORTGAGE BANKING INCOME
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                JUNE 30,                  JUNE 30,
                                                                      -------------------------   -----------------------
                                                                          2003          2002         2003          2002
                                                                          ----          ----         ----          ----
Origination income and secondary marketing operations                    $ 3,271       $ 1,498     $ 6,215       $ 3,177
Net mortgage servicing loss                                                 (476)         (186)       (986)         (591)
(Impairment) recoveries on mortgage servicing rights                        (234)          (23)       (496)          177
Loss on sale of portfolio mortgage loans                                      -             -           -           (393)
                                                                         -------       -------     -------       -------
   Total mortgage banking income                                         $ 2,561       $ 1,289     $ 4,733       $ 2,370
                                                                         =======       =======     =======       =======

         For the first six months of 2003, origination income and secondary marketing increased 95.6% to $6.2 million from $3.2 million for the first six months of 2002. Mortgage loans originated by TSFG originators totaled $354.9 million and $212.1 million in the first six months of 2003 and 2002, respectively. Mortgage origination volumes by TSFG originators increased in the first six months of 2003 due to lower mortgage loan rates and the hiring of additional mortgage originators.

         TSFG's total servicing portfolio includes mortgage loans owned by Carolina First Bank and Mercantile Bank, and other mortgage loans for which Carolina First Bank owns the rights to service. At June 30, 2003, TSFG's servicing portfolio included 4,394 loans having an aggregate principal balance of $320.8 million. At June 30, 2002, the aggregate principal balance for TSFG's servicing portfolio totaled $619.3 million, significantly higher than June 30, 2003 due to prepayments of loans from increased refinancings as a result of lower interest rates. Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights. TSFG expects its total servicing portfolio to continue to decline since the emphasis of its mortgage banking strategy is on mortgage originations. TSFG sells most of the loans it originates in the secondary market with servicing rights released.

         Mortgage servicing rights, net of the valuation allowance, totaled $2.2 million and $7.3 million at June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, TSFG recorded a $496,000 charge for impairment from the valuation of mortgage servicing rights. In the first six months of 2002, TSFG had an impairment recovery of $177,000 from the valuation of mortgage servicing rights. At June 30, 2003 and 2002, the valuation allowance for capitalized mortgage servicing rights totaled $2.3 million and $891,000, respectively.

         Fees for investment services, which include trust and brokerage income, for the first six months of 2003 and 2002, were $4.6 million and $3.3 million, respectively. Brokerage income increased $1.3 million to $2.8 million, primarily from the addition of brokers and improved equity market conditions. Trust income remained relatively constant at $1.8 million. At June 30, 2003 and 2002, the market value of assets administered by the trust department totaled $674.4 million and $676.2 million, respectively.

         Bank-owned life insurance income increased to $3.9 million for the first six months of 2003 from $3.6 million for the first six months of 2002 due to increases in cash values. Merchant processing income increased 15.0% to $3.4 million for the six months ended June 30, 2003 from $3.0 million for the six months ended June 30, 2002 from attracting new merchants.

         During the first six months of 2003, gain on derivative contracts totaled $1.0 million, compared with a $37,000 loss for the first six months of 2002. In 2003, TSFG increased its use of derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. See "Market Risk and Asset/Liability Management - Derivatives and Hedging Activities."

         Other noninterest income totaled $5.0 million for the first six months of 2003, compared with $2.5 million for the first six months of 2002. Other noninterest income includes income related to insurance commissions, debit cards, customer service fees, international banking services, and other fee-based services. Total income from these fee income sources increased over the prior year due in part to TSFG's rollout of Elevate, a customer-centered sales process. The increase in other noninterest income was largely from increases in insurance commissions, which increased $1.2 million, and debit card income, which increased $582,000. As a result of recent VISA/MasterCard legal settlements, effective August 1, 2003, TSFG anticipates a reduction in debit card interchange income of approximately 30%. TSFG expects to substantially offset this reduction by continued growth in consumer debit card penetration, introduction of a small business debit card product, and a modest reduction in debit card expense.

     Noninterest Expenses

         Noninterest expenses increased to $99.0 million in the first six months of 2003 from $70.6 million in the first six months of 2002. Noninterest expenses for the six months ended June 30, 2003 included $1.9 million in merger-related costs and a $268,000 impairment loss from write-down of assets.

         Salaries, wages, and employee benefits increased to $50.3 million in the first six months of 2003 from $35.5 million in the first six months of 2002. Full-time equivalent employees increased to 1,718 from 1,379 as of June 30, 2003 and 2002, respectively. The increase in personnel expense was primarily attributable to the 2002 acquisitions (which occurred during the second half of the year), the API acquisition in 2003, hiring new revenue-producing associates (at a higher cost per full-time equivalent employee), and recording higher levels of incentive pay. Restricted stock plan awards, which are expensed to salaries and wages, increased to $3.6 million in the first six months of 2003 from $1.4 million in the first six months of 2002.

         Occupancy expense increased to $9.3 million for the six months ended June 30, 2003 from $7.2 million for the corresponding period of 2002, primarily from the addition of branch offices from the 2002 acquisitions. Furniture and equipment increased $1.7 million to $8.8 million for the first six months of 2003 from $7.1 million for the same period in 2002. The increase in furniture and equipment expense was primarily attributable to increases in depreciation and additional maintenance agreements principally from the acquisitions in the last four months of 2002.

         The increase in professional fees to $3.4 million for the first six months of 2003 from $2.5 million for the first six months of 2002 was partially related to deposit pricing and fee initiatives. The increase in merchant processing expense to $2.7 million for the first six months of 2003 from $2.4 million for the first six months of 2002 was offset by related revenue increases. Telecommunication expense increased $669,000 to $2.2 million for the first six months of 2003 from $1.6 million in the first six months of 2002.

         Amortization of intangibles increased to $1.4 million for the six months ended June 30, 2003 from $479,000 for the six months ended June 30, 2002. This increase was primarily attributable to the addition of core deposit premiums in the third and fourth quarters of 2002 for the CBT, Rock Hill Bank, and Gulf West acquisitions, which totaled $12.3 million. In addition, TSFG added customer list intangibles and non-compete agreement intangibles with the acquisitions of Gardner Associates and API.

         TSFG incurred pre-tax merger-related costs of $1.9 million in the first six months of 2003 in connection with the 2002 acquisitions of CBT, Rock Hill Bank, and Gulf West, and the 2003 acquisition of API. See Part I, Item 1, Note 13 to the Consolidated Financial Statements.

         Other noninterest expenses increased $4.9 million to $18.7 million in the first six months of 2003 from $13.8 million in the first six months of 2002. The overall increase in other noninterest expenses was principally attributable to increases in loan collection, advertising, debit card, and insurance expenses.

     Income Taxes

         The effective income tax rate as a percentage of pretax income remained relatively constant at 32.0% for the first six months of 2003 and 32.4% for the first six months of 2002. TSFG expects the effective income tax rate for the balance of 2003 to remain at 32% or decline slightly. The blended statutory federal and state income tax rate was 36.94% for both of these periods.

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

     Second Quarter Results

         Net income for the three months ended June 30, 2003 totaled $22.7 million, up 48.0% compared with $15.3 million for the three months ended June 30, 2002. Earnings per diluted share for the three months ended June 30, 2003 were $0.48, a 29.7% increase from earnings per diluted share of $0.37 for the three months ended June 30, 2002. Higher net interest income, fee income initiatives, a lower provision for loan losses, and gains on sales of available for sale securities contributed to the increases in net income and earnings per diluted share. This earnings growth was partially offset by higher noninterest expenses.

         Fully tax-equivalent net interest income totaled $66.8 million, an increase of $13.6 million, or 25.6%, compared with the second quarter of 2002. Net interest income increased from 43.4% growth in average earning assets, partially offset by a decline in the net interest margin. The net interest margin declined to 3.32% in the second quarter 2003 from 3.79% in the same period in 2002. The decrease in the net interest margin was largely attributable to higher investment securities (which generally have a lower yield than loans), downward repricing of fixed rate commercial loans, and deposit rates approaching lower limits due to historically-low interest rates.

         Noninterest income for the three months ended June 30, 2003 and 2002 included pre-tax gains on asset sales of $3.8 million and $36,000, respectively. See "Earnings Review - Noninterest Income" for details on the gains on asset sales. Noninterest income, excluding the gains on asset sales, increased 50.7% to $20.2 million for the second quarter of 2003 compared with $13.4 million for the second quarter of 2002. The increase in noninterest income, excluding the gains on asset sales, was primarily the result of a $2.2 million increase in deposit service charges, a $1.3 increase in mortgage banking income, a $1.2 million increase in gain on derivative contracts, and a $1.4 million increase in other, which was largely due to increases in insurance commissions, benefit administration fees (due to the API acquisition), debit card income, and customer service fees. For the three months ended June 30, 2003, TSFG recorded a $234,000 charge for impairment from the value of mortgage servicing rights, compared to $23,000 for the corresponding period in 2002.

         For the second quarter 2003, noninterest expenses included the following pre-tax other items: $382,000 in merger-related costs and a $268,000 impairment loss from write-down of assets. Noninterest expenses, excluding other items, increased 38.1% to $49.4 million for the second quarter 2003 from $35.8 million for the second quarter 2002, which is primarily attributable to the 2002 acquisitions (which occurred during the second half of the year) and increased personnel expense from hiring new revenue-producing associates (at a higher cost per full-time equivalent employee) and recording higher levels of incentive pay.

MARKET RISK AND ASSET/LIABILITY MANAGEMENT

         Market risk is the risk of loss from adverse changes in market prices and interest rates. TSFG's market risk arises principally from interest rate risk inherent in its core banking activities. Interest rate risk is the risk to net income represented by the impact of changes in market interest rates. TSFG has risk management policies and systems to monitor and limit exposure to interest rate risk.

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

         Interest sensitivity gap ("GAP position") measures the difference between rate sensitive assets and rate sensitive liabilities maturing or whose rates are subject to change during a given time frame. TSFG's GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. In general, an asset sensitive position would indicate that net interest income would benefit from increases in market interest rates. Conversely, a liability sensitive position generally indicates that net interest income would benefit from decreases in market interest rates. The static gap position is limited because it does not take into account a number of important factors, such as the degree of changes in interest rates, the timing of the implementation of such changes, or changes in management's expectations or intentions. In addition, it is not necessarily indicative of positions on other dates.

         Table 11 shows TSFG's financial instruments that are sensitive to changes in interest rates as well as TSFG's interest sensitivity gap at June 30, 2003. The carrying amounts of rate-sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature. For assets, projected repayments, anticipated principal prepayments, and potential calls are taken into account. To reflect anticipated prepayments, certain asset categories are shown in Table 11 using estimated cash flows rather than contractual cash flows. For core deposits without contractual maturities (i.e., interest checking, savings, money market, and noninterest-bearing deposit accounts), Table 11 presents principal cash flows based on management's judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and calls differ from TSFG's historical experience and management's judgment.

TABLE 11
---------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP ANALYSIS
---------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
                                                        0-3           4-12         ONE TO         AFTER
                                                      MONTHS         MONTHS      THREE YEARS   THREE YEARS       TOTAL
                                                      ------         ------      -----------   -----------       -----
Interest-sensitive assets
Earning assets
  Loans                                              $ 2,855,986    $   751,562   $   943,587    $   198,117   $ 4,749,252
  Investment securities (1)                              825,799        822,292       835,877      1,063,897     3,547,865
  Fed funds sold                                          50,000              -             -              -        50,000
  Interest-bearing balances with other banks              63,738          1,000             -              -        64,738
                                                     -----------    -----------   -----------    -----------   -----------
     Total earning assets                            $ 3,795,523    $ 1,574,854   $ 1,779,464    $ 1,262,014   $ 8,411,855
                                                     ===========    ===========   ===========    ===========   ===========
Interest-sensitive liabilities
Liabilities
Interest-sensitive liabilities
  Interest-bearing deposits
  Interest checking                                          $ -      $ 201,611     $ 235,213      $ 235,213     $ 672,037
  Savings                                                      -         14,756        73,780         59,024       147,560
  Money market                                         1,268,382        128,059        91,471         91,471     1,579,383
  Certificates of deposit                                460,223        981,145       391,972         74,074     1,907,414
                                                     -----------    -----------   -----------    -----------   -----------
     Total interest-bearing deposits                   1,728,605      1,325,571       792,436        459,782     4,306,394
     Other deposits (2)                                        -         81,494       407,472        325,979       814,945
 Borrowings                                            1,357,660      1,060,431       342,361        368,076     3,128,528
                                                     -----------    -----------   -----------    -----------   -----------
     Total interest-sensitive liabilities              3,086,265      2,467,496     1,542,269      1,153,837     8,249,867

Periodic interest-sensitive gap                          709,258       (892,642)      237,195        108,177       161,988

Notional amount of interest rate swaps                  (534,500)       228,500        75,000        231,000             -
                                                     -----------    -----------   -----------    -----------   -----------

Periodic interest-sensitive gap after interest
 rate swaps                                          $   174,758    $  (664,142)  $   312,195    $   339,177   $   161,988
                                                     ===========    ===========   ===========    ===========   ===========

 Cumulative interest-sensitive gap                   $   174,758    $  (489,384)  $  (177,189)   $   161,988   $         -
                                                     ===========    ===========   ===========    ===========   ===========

(1) Investment securities exclude the unrealized gain on the sale of securities of $36.0 million.
(2) Other deposits consist of noninterest-bearing deposits, which respond in part to changes in interest rates.

         As indicated in Table 11, as of June 30, 2003, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability-sensitive position of $489.4 million, or 5.3% of total assets. This static gap liability sensitive position resulted primarily from the increase in the Freedom Money Market, which reprices immediately following changes in the prime rate, and from funding some of the securities purchased during the first six months of 2003 with repurchase agreements that reprice within one year.

         The forecast used for earnings at risk analysis simulates TSFG's consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates gradually increase and decrease 100 and 200 basis points over the next twelve-month period. These rates assume a parallel shift in the treasury yield curve, except for lower limits in the declining rate scenarios as discussed below. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates. Table 12 shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using the "most likely" projected balance sheet.

TABLE 12
-------------------------------------------------------------------------------------------------------------
EARNINGS AT RISK ANALYSIS
-------------------------------------------------------------------------------------------------------------
                                                                 ANNUALIZED HYPOTHETICAL PERCENTAGE CHANGE IN
         INTEREST RATE SCENARIO                                              NET INTEREST INCOME
         ----------------------                                              -------------------
                  2.00%                                                              2.86%
                  1.00                                                               2.29
                  Flat                                                                 -
                 (1.00)                                                             (0.95)
                 (2.00)                                                             (4.11)

         As indicated in Table 12, although TSFG has a static gap liability sensitive position, the earnings at risk analysis indicates that TSFG will benefit from an increase in interest rates. This situation is due to the reduction of the prepayment speeds on the mortgage-backed securities in the increasing rate scenarios resulting in a higher level of earning assets and higher interest income.

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

         In addition to the standard scenarios used to analyze earnings at risk, TSFG's ALCO analyzes the potential impact of other scenarios. The starting point for these "what-if" scenarios is our base forecast. This base forecast consolidates all balance sheet information that we are presently aware of with our "most likely" interest rate projections. The "what-if" scenarios are then used to gauge the impact of changes in interest rates and/or balance sheet items on the earnings of TSFG compared to the base forecast. Strategies can be formulated based on the information provided by the earnings simulation if either a scenario seems likely to occur or we choose to undertake the proposed transaction. TSFG updates its base forecast quarterly based on economic changes that occurred during the past quarter as well as changes in the economic outlook for the coming year.

         Derivatives and Hedging Activities. TSFG uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its lending, investment, deposit taking, and borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps, options and futures contracts. Options and futures contracts typically have indices that relate to the pricing of specific on-balance sheet instruments and forecasted transactions.

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

         In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. At June 30, 2003, the fair value of derivative assets totaled $4.6 million and was related to fair value hedges, derivatives with no hedging designation, and cash flow hedges. At June 30, 2003, TSFG had no derivative liabilities.

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

         TSFG's off-balance sheet arrangements, which principally include lending commitments, derivatives, and stock-related agreements, are described below. At June 30, 2003 and 2002, TSFG had no interests in non-consolidated special purpose entities.

         Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business.

         For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2003, commercial and retail loan commitments totaled $811.0 million. Documentary letters of credit are typically issued in connection with customers' trade financing requirements and totaled $13.3 million at June 30, 2003. Unused business credit card lines, which totaled $15.5 million at June 30, 2003, are generally for short-term borrowings.

         Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG's customer to perform under the terms of an underlying contract with the third party or obligates TSFG to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. TSFG can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. The collateral is generally cash, although existing lines of credit are sometimes used. Commitments under standby letters of credit are usually for one year or less. At June 30, 2003, TSFG had a recorded liability of $100,000 for deferred fees received on standby letters of credit, which was the estimated fair value for the current carrying amount of the obligation to perform as a guarantor. No contingent liability was determined to be necessary relating to TSFG's obligation to perform as a guarantor. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2003 was $81.3 million.

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

         At June 30, 2003, the fair value of derivative assets totaled $4.6 million and was related to derivatives with no hedging designation, fair value hedges, and cash flow hedges. The related notional amounts, which are not recorded on the consolidated balance sheets, totaled $672.0 million for the derivative assets. At June 30, 2003, TSFG had no derivative liabilities.

         Credit Life & Disability Insurance. Carolina First Guaranty Reinsurance, Ltd. ("CFGRL"), a wholly-owned subsidiary of TSFG, offers credit life and disability insurance up to a single policy limit of $100,000 to customers of the Subsidiary Banks. As of June 30, 2003, CFGRL had in force insurance not recorded on the consolidated balance sheets of $31.9 million. A loss reserve, determined based on reported and past loss experience of in force policies, of $201,000 was included in other liabilities at June 30, 2003.

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

         In March 2003, TSFG settled an accelerated contract by receiving and canceling 6,308 shares. Also, in March 2003, TSFG entered into a new accelerated share repurchase contract with an unaffiliated company to repurchase one million shares of TSFG common stock and to settle the contract in stock. In June 2003, TSFG settled this accelerated contract by issuing 93,253 restricted shares, adjusted to 91,250 shares when exchanged for registered shares during July 2003.

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

         The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of June 30, 2003, totaled $979.3 million. At June 30, 2003, the Subsidiary Banks had approximately $712.4 million of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional
FHLB-qualifying collateral. At June 30, 2003, the Subsidiary Banks had unused short-term lines of credit totaling approximately $321 million (which are withdrawable at the lender's option).

         The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At June 30, 2003, the Subsidiary Banks had qualifying collateral to secure advances up to $549.9 million, of which none was outstanding.

         At June 30, 2003, the parent company had an unused short-term line of credit totaling $10.0 million (which is withdrawable at the lender's option and matures June 30, 2004).

         In the normal course of business, to meet the financial needs of its customers, TSFG, principally through the Subsidiary Banks, enters into agreements to extend credit. For amounts and types of such agreements at June 30, 2003, see "Off-Balance Sheet Arrangements." Increased demand for funds under these agreements would reduce TSFG's liquidity and could require additional sources of liquidity.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     Accounting for Exit or Disposal Activities

         Effective January 1, 2003, TSFG adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. The initial adoption of this standard did not have an impact on the financial condition or results of operations of TSFG.

     Accounting for Guarantees

         Effective January 1, 2003, TSFG adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). TSFG adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee at its inception. At June 30, 2003, TSFG recorded a liability of $100,000 for deferred fees received on standby letters of credit, which was the estimated fair value for the current carrying amount of the obligation to perform as a guarantor. No contingent liability was determined to be necessary relating to TSFG's obligation to perform as a guarantor.

     Accounting for Derivative Instruments and Hedging Activities

         Effective July 1, 2003, TSFG adopted SFAS No. 149, ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management does not believe the provisions of this standard will have a material impact on results of future operations.

     Accounting for Variable Interest Entities

         Effective July 1, 2003, TSFG adopted FASB Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. TSFG had no impact upon adoption since it had no interests in entities, which it considers to be included within the scope of FIN 46.

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         Effective July 1, 2003, TSFG adopted SFAS No. 150, ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, as liabilities or assets in some circumstance. Forward contracts to repurchase an issuer's equity shares that require physical settlement in exchange for cash are initially measured at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. TSFG had no impact upon adoption since it had no financial instruments, which it considers to be included within the scope of SFAS 150.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Market Risk and Asset/Liability Management" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

         An evaluation was carried out under the supervision and with the participation of TSFG's management, including the its chief executive officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of TSFG's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, TSFG's management, including the CEO and CFO, has concluded that TSFG's disclosure controls and procedures are effective. During the second quarter of 2003, there was no change in TSFG's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, TSFG's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         See Note 9 to the Consolidated Financial Statements for a discussion of legal proceedings.

ITEM 2   CHANGE IN SECURITIES AND USE OF PROCEEDS

         On April 30, 2003, TSFG acquired American Pensions, Inc. ("API"), a benefit plan administrator headquartered in Mount Pleasant, South Carolina. In connection with the acquisition, TSFG issued 146,808 shares of common stock valued at $3.5 million. In addition, the shareholders of API have the right to receive common stock with a maximum value of approximately $2.2 million under earnout provisions based on API's five-year financial performance. This issuance was exempt under Section 4(2) of the Securities Act of 1933 insofar as API had only three shareholders.

         On June 2, 2003, TSFG issued 93,253 shares of its common stock to UBS AG, London Branch ("UBS"), an investment banking concern. These shares were issued in satisfaction of an obligation to pay UBS approximately $2,238,000, of which approximately $56,000 was underwriting commissions, incurred in connection with the settlement of an accelerated share repurchase contract. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Annual Meeting of Shareholders
         On April 29, 2003, TSFG held its 2003 Annual Meeting of Shareholders. The results of the 2003 Annual Meeting of Shareholders follow.

         PROPOSAL #1 - ELECTION OF DIRECTORS
         The shareholders approved setting the number of Company directors at 17 persons. The following persons were elected as Directors with the votes indicated.

                                       Voting shares in favor       Withheld
                                            #              %        Authority
                                          ----            ---       ---------
         Gordon W. Campbell            37,651,825        98.1%       727,274
         M. Dexter Hagy                37,767,935        98.4%       611,164
         H. Earle Russell, Jr.         37,764,714        98.4%       614,385
         John C. B. Smith, Jr.         37,767,696        98.4%       611,403
         William R. Timmons, Jr        37,620,672        98.0%       758,427
         Samuel H. Vickers             37,647,991        98.1%       731,108

         William P. Brant,  Judd B. Farr, C.  Claymon  Grimes,  Jr.,  William S.
         Hummers III, Thomas J. Rogers, Charles B. Schooler, Edward J. Sebastian, Eugene E. Stone IV, William R. Timmons III, David C. Wakefield III, and Mack I. Whittle, Jr. continued in their present terms as directors.

         PROPOSAL #2 - APPROVAL OF AMENDED AND RESTATED MANAGEMENT INCENTIVE COMPENSATION PLAN
         The shareholders approved TSFG's Amended and Restated Management Incentive Compensation Plan with 34,318,013 shares, or 89.4%, voting in favor, 3,552,491 shares voting against, and 508,595 shares abstaining.

         PROPOSAL #3 - APPROVAL OF AMENDMENT TO AMENDED AND RESTATED RESTRICTED STOCK AGREEMENT PLAN
         The shareholders approved an amendment to TSFG's Amended and Restated Restricted Stock Agreement Plan with 33,633,073 shares, or 87.6%, voting in favor, 4,256,415 shares voting against, and 489,611 shares abstaining.

         PROPOSAL #4 - APPROVAL OF 2004 LONG-TERM INCENTIVE PLAN
         The shareholders approved an amendment to TSFG's 2004 Long-Term Incentive Plan with 33,685,681 shares, or 87.8%, voting in favor, 4,183,090 shares voting against, and 510,328 shares abstaining.

         PROPOSAL #5 - RATIFICATION OF AUDITORS
         The shareholders approved a proposal to ratify the appointment of KPMG LLP as independent auditors of TSFG for fiscal year 2003 with 36,881,752 shares, or 96.1%, voting in favor, 1,289,203 shares voting against, and 208,144 shares abstaining.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger between TSFG and MBFC dated May 14, 2003. Incorporated by reference to Exhibit 2.1 of TSFG's Current Statement on Form 8-K dated May 14, 2003.

         10.1 Supplemental Executive Retirement Agreements dated July 15, 2003 between TSFG and each of Mack I. Whittle, Jr., William S. Hummers III, James W. Terry, Jr., Andrew B. Cheney, and John
                  C. DuBose.

         31.1 Certification of the Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d)(Section 302 of the Sarbanes-Oxley Act of 2002).

         31.2 Certification of the Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002).

         32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of
                  2002).

         32.2     Certification of the Principal  Executive  Officer pursuant to
                  18 U.S.C. 1350 (Section 906  of  the  Sarbanes-Oxley  Act   of
                  2002).

(b) Reports on Form 8-K

         Form 8-K dated April 15, 2003 attaching TSFG's first quarter earnings release.

         Form 8-K dated May 14, 2003 announcing that TSFG had entered into a merger agreement with MBFC and attaching the merger agreement as an exhibit.

         Form 8-K dated July 15, 2003 attaching TSFG's second quarter earnings release.

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



August 12, 2003