Form 10-Q
period 2003-09-30
SOUTH FINANCIAL GROUP INC
filed 2003-11-14
CIK 797871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from____ to____


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X        No
                                              ---           ---

Indicate by  check  mark whether the registrant  is  an  accelerated  filer  (as
defined in Rule 12b-2 of the Exchange Act).  Yes   X    No
                                                  ---       ---

The number of outstanding shares of the issuer's $1.00 par value common stock as of November 12, 2003 was 58,999,595.

                                           PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                 THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)

                                                                                  September 30,
                                                                          ------------------------------
                                                                                             Restated
                                                                                2003           2002       December 31,
                                                                            (Unaudited)    (Unaudited)       2002
Assets
Cash and due from banks                                                    $  186,069     $  175,315     $  201,333
Interest-bearing bank balances                                                  7,958         41,849         58,703
Federal funds sold                                                                  -         10,022         31,293
Securities
   Trading                                                                        954          3,473            350
   Available for sale                                                       3,439,226      1,854,165      2,488,944
   Held to maturity (market value $72,922, $84,790 and
        $85,371, respectively)                                                 70,485         82,086         82,892
                                                                           ----------     ----------     ----------
      Total securities                                                      3,510,665      1,939,724      2,572,186
                                                                           ----------     ----------     ----------
Loans
   Loans held for sale                                                         45,817         62,699         67,218
   Loans held for investment                                                4,857,154      4,151,493      4,434,011
   Allowance for loan losses                                                  (63,000)       (50,011)       (70,275)
                                                                           ----------     ----------     ----------
      Net loans                                                             4,839,971      4,164,181      4,430,954
                                                                           ----------     ----------     ----------
Premises and equipment, net                                                   132,137        126,928        137,501
Accrued interest receivable                                                    39,958         32,730         37,080
Intangible assets                                                             245,791        176,802        242,182
Other assets                                                                  253,813        217,856        229,778
                                                                           ----------     ----------     ----------
                                                                           $9,216,362     $6,885,407     $7,941,010
                                                                           ==========     ==========     ==========

Liabilities and shareholders' equity
Liabilities
   Deposits
      Noninterest-bearing                                                  $  811,919     $  678,899     $  743,174
      Interest-bearing                                                      4,454,096      3,514,780      3,849,336
                                                                           ----------     ----------     ----------
         Total deposits                                                     5,266,015      4,193,679      4,592,510
   Federal funds purchased and repurchase agreements                          718,641      1,019,149      1,110,840
   Other short-term borrowings                                                 49,749         76,471         81,653
   Long-term debt                                                           2,235,460        797,322      1,221,511
   Debt associated with trust preferred securities                             95,500         73,500         95,500
   Accrued interest payable                                                    19,266         20,753         20,945
   Other liabilities                                                           88,317         62,349         84,840
                                                                           ----------     ----------     ----------
      Total liabilities                                                     8,472,948      6,243,223      7,207,799
                                                                           ----------     ----------     ----------
Minority interest in consolidated subsidiary                                   86,748         86,339         86,412
                                                                           ----------     ----------     ----------
Shareholders' equity
   Preferred stock-no par value; authorized 10,000,000 shares;
   issued and outstanding - none                                                    -              -              -
   Common stock-par value $1 per share; authorized 100,000,000 shares;
     issued and outstanding 47,073,578, 43,588,415 and 47,347,375
     shares, respectively                                                      47,074         43,588         47,347
   Surplus                                                                    414,973        355,545        427,448
   Retained earnings                                                          197,895        141,614        150,948
   Guarantee of employee stock ownership plan debt and nonvested
     restricted stock                                                          (2,723)        (3,308)        (3,094)
   Common stock held in trust for deferred compensation                          (150)             -              -
   Deferred compensation payable in common stock                                  150              -              -
   Accumulated other comprehensive income (loss), net of tax                     (553)        18,406         24,150
                                                                           ----------     ----------     ----------
      Total shareholders' equity                                              656,666        555,845        646,799
                                                                           ----------     ----------     ----------
                                                                           $9,216,362     $6,885,407     $7,941,010
                                                                           ==========     ==========     ==========

                           See accompanying notes to consolidated financial statements.


                                 THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                           (in thousands, except share and per share data) (Unaudited)

                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                    -----------------------    ----------------------
                                                                                  Restated                   Restated
                                                                     2003           2002          2003         2002
                                                                     ----           ----          ----         ----
Interest income
Interest and fees on loans                                         $ 66,936      $ 65,593     $ 202,594    $ 191,951
Interest and dividends on securities
   Taxable                                                           29,177        22,011        90,413       64,795
   Exempt from Federal income taxes                                   1,200         1,084         3,526        3,239
                                                                   --------      --------     ---------    ---------
      Total interest and dividends on securities                     30,377        23,095        93,939       68,034
   Interest on short-term investments                                   103           252           433          939
                                                                   --------      --------     ---------    ---------
      Total interest income                                          97,416        88,940       296,966      260,924
                                                                   --------      --------     ---------    ---------
Interest expense
Interest on deposits                                                 18,796        20,493        55,130       63,322
Interest on borrowed funds                                           14,671        13,215        46,244       38,381
                                                                   --------      --------     ---------    ---------
   Total interest expense                                            33,467        33,708       101,374      101,703
                                                                   --------      --------     ---------    ---------
   Net interest income                                               63,949        55,232       195,592      159,221
Provision for loan losses                                             5,591         5,567        16,291       18,049
                                                                   --------      --------     ---------    ---------
   Net interest income after provision for loan losses               58,358        49,665       179,301      141,172
Noninterest income                                                   27,730        16,806        71,591       41,866
Noninterest expenses                                                 50,541        43,725       149,526      114,369
                                                                   --------      --------     ---------    ---------
   Income before income taxes, minority interest, and
      cumulative effect of change in accounting principle            35,547        22,746       101,366       68,669
Income taxes                                                         10,664         6,937        31,727       21,822
                                                                   --------      --------     ---------    ---------
   Income before minority interest and cumulative
      effect of change in accounting principle                       24,883        15,809        69,639       46,847
Minority interest in consolidated subsidiary, net of tax               (990)       (1,033)       (3,002)      (2,219)
                                                                   --------      --------     ---------    ---------
   Income before cumulative effect of change in
      accounting principle                                           23,893        14,776        66,637       44,628
Cumulative effect of change in accounting principle, net of tax          -             -             -        (1,406)
                                                                   --------      --------     ---------    ---------
      Net income                                                   $ 23,893      $ 14,776     $  66,637    $  43,222
                                                                   ========      ========     =========    =========

Average common shares outstanding, basic                         46,955,200    41,507,843    46,968,749   40,969,925
Average common shares outstanding, diluted                       47,992,601    42,504,741    48,002,656   41,933,995
Per common share, basic:
Income before cumulative effect of change in accounting principle    $ 0.51        $ 0.36        $ 1.42       $ 1.08
Cumulative effect of change in accounting principle, net of tax          -             -             -         (0.03)
                                                                     ------        ------        ------       ------
Net income                                                           $ 0.51        $ 0.36        $ 1.42       $ 1.05
                                                                     ======        ======        ======       ======
Per common share, diluted:
Income before cumulative effect of change in accounting principle    $ 0.50        $ 0.35        $ 1.39       $ 1.06
Cumulative effect of change in accounting principle, net of tax          -             -             -         (0.03)
                                                                     ------        ------        ------       ------
Net income                                                           $ 0.50        $ 0.35        $ 1.39       $ 1.03
                                                                     ======        ======        ======       ======
Cash dividends declared per common share                             $ 0.14        $ 0.12        $ 0.42       $ 0.36
                                                                     ======        ======        ======       ======

                           See accompanying notes to consolidated financial statements.

                                      THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CHANGES
                                      IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                 (in thousands, except share and per share data) (Unaudited)

                                                                                      Retained       Accumulated
                                                    Shares of                         Earnings         Other
                                                     Common      Common                 and         Comprehensive
                                                     Stock       Stock     Surplus     Other*       Income (Loss)     Total
                                                     -----       -----     -------     -----        ------------      -----
Balance, December 31, 2001                         41,228,976   $41,229   $ 311,305  $ 111,744        $(6,104)      $ 458,174
Net income (restated)                                       -         -           -     43,222              -          43,222
Other comprehensive gain,
   net of tax of $11,348                                    -         -           -          -         24,510          24,510
                                                                                                                    ---------
Comprehensive income                                        -         -           -          -              -          67,732
                                                                                                                    ---------
Cash dividends declared
   ($0.36 per common share)                                 -         -           -    (14,893)             -         (14,893)
Common stock activity:
   Acquisitions                                     4,174,599     4,175      85,825     (1,926)                        88,074
   Repurchase of stock                             (2,141,907)   (2,142)    (46,341)         -              -         (48,483)
   Dividend reinvestment plan                          70,012        70       1,312          -              -           1,382
   Employee stock purchase plan                         8,094         8         148          -              -             156
   Restricted stock plan                               59,096        59       1,698        (87)             -           1,670
   Exercise of stock options                          194,545       194       1,670          -              -           1,864
   Cancellation of stock                               (5,000)       (5)       (108)                                     (113)
Miscellaneous                                               -         -          36        246              -             282
                                                   ----------   -------   ---------  ---------       --------       ---------
Balance, September 30, 2002 (restated)             43,588,415   $43,588   $ 355,545  $ 138,306       $ 18,406       $ 555,845
                                                   ==========   =======   =========  =========       ========       =========


Balance, December 31, 2002                         47,347,375   $47,347   $ 427,448  $ 147,854       $ 24,150       $ 646,799
Net income                                                  -         -           -     66,637              -          66,637
Other comprehensive loss,
   net of tax of $12,355                                    -         -           -          -        (24,703)        (24,703)
                                                                                                                    ---------
Comprehensive income                                        -         -           -          -              -          41,934
                                                                                                                    ---------
Cash dividends declared
   ($0.42 per common share)                                 -         -           -    (19,689)             -         (19,689)
Common stock activity:
   Repurchase of stock                             (1,274,808)   (1,274)    (27,283)         -              -         (28,557)
   Acquisitions                                       149,173       149       3,411        454              -           4,014
   Dividend reinvestment plan                         105,184       105       2,197          -              -           2,302
   Employee stock purchase plan                        20,666        21         306          -              -             327
   Restricted stock plan                               67,023        67       3,187       (167)             -           3,087
   Exercise of stock options                          658,965       659       5,635          -              -           6,294
Common stock purchased by trust
   for deferred compensation                                -         -           -       (150)             -            (150)
Deferred compensation payable in
   common stock                                             -         -           -        150              -             150
Miscellaneous                                               -         -          72         83              -             155
                                                   ----------   -------   ---------  ---------          ------      ---------
Balance, September 30, 2003                        47,073,578   $47,074   $ 414,973  $ 195,172          $ (553)     $ 656,666
                                                   ==========   =======   =========  =========          ======      =========

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


                                 THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands) (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                              --------------------------------------
                                                                                                           Restated
                                                                                    2003                     2002
                                                                                    ----                     ----
Cash flows from operating activities
Net income                                                                      $   66,637                 $ 43,222
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation, amortization, and accretion, net                                   41,290                   22,955
   Provision for loan losses                                                        16,291                   18,049
   Gain on sale of available for sale securities                                    (8,681)                  (1,005)
   Gain on equity investments                                                       (3,330)                  (3,388)
   (Gain) loss on trading and derivative activities                                 (2,057)                     494
   Gain on disposition of assets and liabilities                                      (601)                       -
   Gain on sale of loans                                                            (6,410)                  (1,671)
   Gain on disposition of premises and equipment                                       (66)                     (55)
   Loss on disposition of other real estate owned                                      432                      762
   Impairment loss from write-down of assets                                           449                        -
   Impairment loss from write-down of mortgage servicing rights                         96                      592
   Loss on early extinguishment of debt                                              2,699                      354
   Minority interest in consolidated subsidiary                                      3,002                    2,219
   Cumulative effect of change in accounting principle                                   -                    1,406
   Trading account assets, net                                                      (1,721)                 206,000
   Origination of loans held for sale                                             (533,115)                (325,259)
   Sale of loans held for sale and principal repayments                            553,474                  296,655
   Other assets, net                                                               (29,876)                   5,099
   Other liabilities, net                                                            5,786                   (1,180)
                                                                                ----------                 --------
      Net cash provided by operating activities                                    104,299                  265,249
                                                                                ----------                 --------

Cash flows from investing activities
Sale of securities available for sale                                            1,364,390                  629,343
Maturity, redemption, call, or principal repayments of securities
   available for sale                                                            2,074,597                1,054,079
Maturity, redemption, call, or principal repayments of securities
   held to maturity                                                                 35,024                    6,787
Purchase of available for sale securities                                       (4,433,634)              (2,021,568)
Purchase of securities held to maturity                                            (22,735)                  (8,156)
Origination of loans held for investment, net of principal repayments
   and recoveries                                                                 (451,122)                (160,033)
Sale of loans held for investment                                                        -                   11,961
Sale of other real estate owned                                                      9,708                    4,224
Sale of premises and equipment                                                       2,579                    1,443
Purchase of premises and equipment                                                 (10,561)                 (10,565)
Disposition of assets and liabilities, net                                          (5,738)                       -
Cash equivalents acquired, net of payment for purchase acquisitions                   (595)                  29,227
                                                                                ----------                 --------
   Net cash used for investing activities                                       (1,438,087)                (463,258)
                                                                                ----------                 --------

                           See accompanying notes to consolidated financial statements.


                                 THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                            (in thousands) (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                               -------------------------------------
                                                                                                          Restated
                                                                                  2003                     2002
Cash flows from financing activities
Deposits, net                                                                       687,024                 163,246
Federal funds purchased and repurchase agreements, net                             (391,991)               (297,134)
Short-term borrowings, net                                                          (32,770)                (74,469)
Issuance of long-term debt                                                        1,085,295                 400,000
Payment of long-term debt                                                           (64,674)                (35,126)
Prepayment penalty on early extinguishment of debt                                   (2,699)                      -
Issuance of preferred stock associated with minority interest, net                        -                  49,247
Issuance of debt associated with trust preferred securities, net                          -                  41,176
Cash dividends paid on common stock                                                 (19,728)                (14,622)
Cash dividends paid on minority interest                                             (4,492)                 (2,878)
Repurchase of common stock                                                          (28,557)                (48,483)
Other common stock activity                                                           9,078                   3,571
                                                                                 ----------               ---------
    Net cash provided by financing activities                                     1,236,486                 184,528
                                                                                 ----------               ---------
Net change in cash and cash equivalents                                             (97,302)                (13,481)
Cash and cash equivalents at beginning of year                                      291,329                 240,667
                                                                                 ----------               ---------
Cash and cash equivalents at end of period                                       $  194,027               $ 227,186
                                                                                 ==========               =========

Supplemental cash flow data
Interest paid                                                                    $  104,032               $ 100,080
Income taxes paid                                                                    28,250                  25,278
Significant non-cash investing and financing transactions:
   Available for sale securities transferred to trading and subsequently sold             -                 208,163
   Unrealized gain (loss) on available for sale securities                          (38,483)                 35,526
   Loans transferred to other real estate owned                                       9,338                   9,336
   Premises and equipment, net transferred to long-lived assets held for sale         2,639                       -
   Business combinations:
      Fair value of assets acquired (includes cash and cash equivalents)              9,448                 613,440
      Fair value of common stock issued and stock options recognized                 (4,014)                (88,074)
      Cash paid for common shares                                                        -                  (32,406)
                                                                                 ----------               ---------
         Liabilities assumed                                                          5,434                 492,960
                                                                                 ----------               ---------

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

RESTATEMENT OF 2002 QUARTERLY FINANCIAL DATA

         During the fourth quarter 2002, TSFG adjusted and reclassified certain prior 2002 quarter amounts to account for an overaccrual of interest expense related to repurchase agreements and the deferral of loan fee income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"), which reduced interest income, noninterest income and noninterest expenses. Income taxes increased as a result of the restatement. The net impact of these adjustments for the first nine months of 2002, which restated the financial results for the period, was to increase net income by $1.3 million, or $0.03 per diluted share. By quarter, net income increased $316,000, $297,000, and $665,000 for the first, second, and third quarters of 2002, respectively.

         For a summary of the quarterly financial data for the first nine months of 2002, as restated and as reported, see Note 36 to the Consolidated Financial Statements in TSFG's 2002 Annual Report on Form 10-K.

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

     Accounting for Guarantees

         Effective January 1, 2003, TSFG adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). TSFG adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee at its inception. No contingent liability was determined to be necessary relating to TSFG's obligation to perform as a guarantor.

     Accounting for Derivative Instruments and Hedging Activities

         Effective July 1, 2003, TSFG adopted SFAS No. 149, ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of this standard did not have a material impact on the financial condition or results of operations of TSFG.

     Accounting for Variable Interest Entities

         Effective July 1, 2003, TSFG adopted FASB Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. TSFG had no impact upon adoption since it had no interests in entities, which it considers to be included within the scope of FIN 46.

         On October 31, 2003, the FASB proposed a modification and interpretation of FIN 46. Evaluation of the impact of FIN 46 and SFAS No. 150, ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," on the treatment of debt associated with trust preferred securities is in process. TSFG currently consolidates the trusts, which issued TSFG's trust preferred securities, in its consolidated financial statements and reports the related debt instruments, referred to as debt associated with trust preferred securities, as a liability on its consolidated balance sheet. Under one potential interpretation of FIN 46, TSFG's trusts, which have issued TSFG's trust preferred securities, would no longer be included in TSFG's consolidated financial statements. Conversely, SFAS 150 requires the consolidation of these subsidiaries and the presentation of the related debt instruments as a liability.

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         Effective July 1, 2003, TSFG adopted SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, as liabilities or assets in some circumstances. Forward contracts to repurchase an issuer's equity shares that require physical settlement in exchange for cash are initially measured at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. TSFG had no impact upon adoption since it had no financial instruments, which it considers to be included within the scope of SFAS 150.

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

(2) SUPPLEMENTAL FINANCIAL INFORMATION TO CONSOLIDATED STATEMENTS OF INCOME

         The  following   presents  the  details  for  noninterest   income  and
noninterest expense (in thousands):

                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                            -------------------------         ---------------------------
                                                                             Restated                            Restated
                                                                 2003          2002                2003            2002
                                                                 ----          ----                ----            ----
Noninterest income
Service charges on deposit accounts                           $  7,613      $  6,108            $ 22,154        $ 16,436
Mortgage banking income                                          3,804           727               8,537           3,097
Fees for investment services                                     1,946         1,359               6,579           4,639
Bank-owned life insurance                                        2,063         1,877               5,944           5,486
Merchant processing income                                       2,161         1,778               5,568           4,741
Insurance income                                                 1,118           254               2,675             636
Gain on sale of available for sale securities                    4,498           790               8,681           1,005
Gain on equity investments                                       1,455         3,527               3,330           3,388
Gain (loss) on trading and derivative activities                   950          (520)              2,057            (494)
Gain on disposition of assets and liabilities                        -             -                 601               -
Other                                                            2,122           906               5,465           2,932
                                                              --------      --------            --------        --------
   Total noninterest income                                   $ 27,730      $ 16,806            $ 71,591        $ 41,866
                                                              ========      ========            ========        ========

Noninterest expenses
Salaries and wages                                            $ 17,972      $ 16,256            $ 57,569        $ 43,481
Employee benefits                                                5,709         3,538              16,444          11,841
Occupancy                                                        4,699         3,919              13,981          11,150
Furniture and equipment                                          4,466         3,993              13,271          11,072
Professional fees                                                1,348         1,343               4,708           3,859
Merchant processing expense                                      1,686         1,381               4,342           3,798
Telecommunications                                               1,239           967               3,477           2,536
Amortization of intangibles                                        730           352               2,159             831
Merger-related costs                                               345         4,465               2,224           4,465
Impairment loss from the write-down of assets                        -             -                 268               -
Loss on early extinguishment of debt                             2,699           354               2,699             354
Other                                                            9,648         7,157              28,384          20,982
                                                              --------      --------            --------        --------
   Total noninterest expenses                                 $ 50,541      $ 43,725            $149,526        $114,369
                                                              ========      ========            ========        ========


(3) OTHER COMPREHENSIVE INCOME

         The following summarizes accumulated other comprehensive income, net of tax (in thousands) for the nine months ended September 30:

                                                                                         2003           2002
                                                                                         ----           ----
Unrealized gains (losses) on available for sale securities
Balance at beginning of year                                                           $ 24,382       $ (5,554)
Other comprehensive gain (loss):
   Unrealized holding gains (losses) arising during the year                            (26,472)        39,919
   Income tax benefit (expense)                                                           8,505        (12,763)
   Less: Reclassification adjustment for gains included in net income                   (12,011)        (4,393)
             Income tax expense                                                           4,377          1,538
                                                                                       --------       --------

                                                                                        (25,601)        24,301
                                                                                       --------       --------
Balance at end of period                                                                 (1,219)        18,747
                                                                                       --------       --------

Unrealized gains (losses) on cash flow hedges
Balance at beginning of year                                                               (232)          (550)
Other comprehensive income:
   Unrealized gain on change in fair values                                               1,425            332
   Income tax expense                                                                      (527)          (123)
                                                                                       --------       --------
                                                                                            898            209
                                                                                       --------       --------
Balance at end of period                                                                    666           (341)
                                                                                       --------       --------
                                                                                       $   (553)      $ 18,406
                                                                                       ========       ========


         During the first nine months of 2003, TSFG adjusted its income tax rate used (on a cumulative basis) on the net unrealized gain recorded for available for sale securities, which is included in accumulated other comprehensive income, to the blended statutory federal and state income tax rate of 36.94%. However, in certain cases where TSFG has loss carryforwards for state income tax purposes, an income tax rate of 35% is used. At December 31, 2002, TSFG used a 32.5% income tax rate on the net unrealized gain recorded for available for sale securities.

(4) BUSINESS COMBINATIONS

ALLIED ASSURANCE

         On September 22, 2003, TSFG acquired Allied Assurance ("Allied"), an independent insurance agency based in Columbia, South Carolina. TSFG issued 2,365 shares of common stock valued at $60,000 and recorded goodwill of approximately $60,000. TSFG agreed to issue annual earnout shares, valued at approximately $45,000, for each of August 31, 2004, 2005, 2006, and 2007, based on revenue retention. TSFG intends to use Allied to further its insurance operations in the Midlands of South Carolina.

AMERICAN PENSIONS, INC.

         On April 30, 2003, TSFG acquired American Pensions, Inc. ("API"), a benefit plan administrator headquartered in Mount Pleasant, South Carolina. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of API were recorded at their estimated fair values as of the acquisition date. TSFG issued 146,808 shares of common stock  valued at $3.5  million,  acquired  tangible  assets  totaling  $348,000, assumed  liabilities  totaling  $369,000,  recorded  a  deferred  tax  liability totaling $386,000, recorded a non-compete agreement intangible asset of $350,000, recorded goodwill of $2.9 million, and recorded a customer list intangible asset of $700,000. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 7 years. The customer list intangible is amortized on a straight-line basis over its estimated useful life of 10 years. In addition, the shareholders of API have the right to receive common stock with a maximum value of approximately $2.2 million under earnout provisions based on API's five-year financial performance, which would increase goodwill.

GARDNER ASSOCIATES, INC.

         During the nine months ended September 30, 2003, TSFG recorded an increase in goodwill for the fair value of 21,806 shares earned by the principals of Gardner Associates, Inc. ("Gardner Associates"), which totaled $454,000, in accordance with earnout provisions.

AMORTIZATION OF PREMIUMS AND DISCOUNTS

         Premiums and discounts that resulted from recording the assets and liabilities acquired through acquisition (Central Bank of Tampa ("CBT"), Rock Hill Bank & Trust ("Rock Hill Bank"), and Gulf West Banks, Inc. ("Gulf West")) at their respective fair values are being amortized and accreted using methods that approximate a constant effective yield over the life of the assets and liabilities. This net amortization decreased net income before income taxes by $799,000 and $1.7 million for the three and nine months ended September 30, 2003, respectively.

(5) DISPOSITION OF ASSETS AND LIABILITIES

         In June 2003, Carolina First Bank completed the sale of its branch office in Powdersville, South Carolina. In connection with the sale of this branch, TSFG recorded a gain of $601,000 and transferred deposits of $6.4 million.

(6)      INTANGIBLE ASSETS

         Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

                                                     September 30,
                                             ---------------------------      December 31,
                                                 2003            2002            2002
                                                 ----            ----            ----
Goodwill                                      $ 229,034       $ 162,148       $ 224,312
Core deposit premiums                            26,869          22,970          26,873
Less accumulated amortization                   (12,364)         (9,832)        (10,409)
                                              ---------       ---------       ---------
                                                 14,505          13,138          16,464
                                              ---------       ---------       ---------
Customer list intangible                          1,558             858             858
Less accumulated amortization                      (117)             (1)            (24)
                                              ---------       ---------       ---------
                                                  1,441             857             834
                                              ---------       ---------       ---------
Non-compete agreement intangible                  1,013             663             663
Less accumulated amortization                      (202)             (4)            (91)
                                              ---------       ---------       ---------
                                                    811             659             572
                                              ---------       ---------       ---------
                                              $ 245,791       $ 176,802       $ 242,182
                                              =========       =========       =========

         At September 30, 2003, TSFG had two reportable segments with goodwill, Carolina First Bank and Mercantile Bank. The following summarizes the changes in the carrying amount of goodwill related to each of TSFG's reporting units (in thousands) for the nine months ended September 30, 2003:

                                        Carolina        Mercantile
                                       First Bank         Bank           Other         Total
                                       ----------         ----           -----         -----
Balance, December 31, 2002             $ 116,279       $ 108,033       $    -        $ 224,312
Purchase accounting adjustments            2,453            (603)        2,872           4,722
                                       ---------       ---------       -------       ---------
Balance, September 30, 2003            $ 118,732       $ 107,430       $ 2,872       $ 229,034
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

         Amortization of intangibles totaled $2.0 million for core deposit premiums, $93,000 for customer list intangibles, and $111,000 for non-compete agreement intangibles for the nine months ended September 30, 2003. Amortization of intangibles totaled $826,000 for core deposit premiums, $4,000 for non-compete agreement intangibles, and $1,000 for customer list intangibles for the nine months ended September 30, 2002.

         The estimates provided below exclude amortization expense for intangible assets related to TSFG's acquisition of MBFC, which closed October 3, 2003. The estimated amortization expense for core deposit premiums for the years ended December 31 is as follows: $2.6 million for 2003, $2.2 million for 2004, $1.9 million for 2005, $1.7 million for 2006, $1.6 million for 2007, and an aggregate of $6.5 million for all the years thereafter. The estimated amortization expense for customer list intangibles is $133,000 for 2003, $156,000 for the years ended December 31, 2004 to 2007 and an aggregate of $777,000 for all the years thereafter. The estimated amortization expense for non-compete agreement intangibles is $153,000 for 2003, $170,000 for the years ended December 31, 2004 to 2006, $142,000 for 2007 and an aggregate of $117,000 for all the years thereafter.

(7) MORTGAGE SERVICING RIGHTS

         Capitalized mortgage servicing rights ("MSRs"), net of the valuation allowance, totaled $2.0 million, $4.4 million, and $5.6 million at September 30, 2003, December 31, 2002, and September 30, 2002, respectively. Amortization expense for MSRs totaled $2.3 million and $2.7 million for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003 and 2002, the valuation allowance for capitalized MSRs totaled $1.9 million and $1.7 million, respectively. In the first nine months of 2003 and 2002, TSFG recorded a $96,000 and $592,000 impairment loss from the valuation of MSRs, respectively.

         The estimated amortization expense for MSRs for the years ended December 31 is as follows: $3.0 million for 2003, $1.3 million for 2004, and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

(8) GUARANTEES

         Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG's customers to perform under the terms of an underlying contract with the third party or obligate TSFG to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. TSFG can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. At September 30, 2003, TSFG recorded a liability of $100,000 for deferred fees received on standby letters of credit, which was the estimated fair value of the obligation to perform as a guarantor. No contingent liability was determined to be necessary relating to TSFG's obligation to perform as a guarantor. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2003 was $86.7 million. In addition, TSFG guarantees a portion of the debt of a company in which it has an equity investment. The fair value of this guarantee is not deemed significant at September 30, 2003. TSFG occasionally provides a guarantee for the issuance of consumer credit cards for certain of its customers. The total of such guarantees at September 30, 2003 was approximately $200,000, and the fair value is not deemed significant.

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

         TSFG acquired the former Beacon Manufacturing Company facility in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MountainBank Financial Corporation ("MBFC"). MBFC had acquired this facility through a foreclosure proceeding. In September 2003, a fire and apparent vandalism resulted in a release of fuel oil and other materials. Clean-up of the oil spill, including releases to the adjacent Swannanoa River, has been substantially completed. TSFG intends to investigate, and if necessary remediate, any related environmental impacts and soil and groundwater contamination attributable to historical practices at the facility, as well as to stabilize the site and remove waste materials. Based on available information, MBFC established a net reserve of $2.4 million. This reserve consisted of a $4.4 million environmental remediation contingent liability, offset by $1.0 million for the estimated net realizable value of the other real estate owned and $1.0 million estimated for potential insurance recovery for building damage, debris removal, and environmental remediation on this property. TSFG continues to evaluate the reserve level and may make purchase accounting adjustments, which would be treated as goodwill adjustments in the MBFC transaction. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves.

(10) DEFERRED COMPENSATION HELD IN TRUST

         Beginning  on  January  1,  2003,  under  TSFG's   Executive   Deferred
Compensation Plan for certain officers, TSFG common stock was added as an investment option for deferral of up to 100% of a participant's annual cash bonus compensation, net of withholdings for social security and Medicare taxes. The common stock purchased by TSFG for this deferred compensation plan is maintained in a rabbi trust (the "Trust"), on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of TSFG. Dividends payable on the common shares held by the Trust will be reinvested in additional shares of common stock of TSFG on behalf of the participants. The deferred compensation obligation in the Trust is classified as a component of shareholders' equity, and the common stock held by the Trust is classified as a reduction of shareholders' equity. The obligations of TSFG under this investment option of the deferred compensation plan, and the shares held by the Trust, have no net effect on outstanding shares. Subsequent changes in the fair value of the common stock are not reflected in earnings or shareholders' equity.

(11) AVERAGE SHARE INFORMATION

         The following is a summary of the basic and diluted average common shares outstanding:

                                                            Three Months Ended September 30,
                                                         --------------------------------------
                                                             2003                      2002
                                                             ----                      ----
Basic:
Average common shares outstanding (denominator)           46,955,200                 41,507,843
                                                          ==========                 ==========

Diluted:
Average common shares outstanding                         46,955,200                 41,507,843
Dilutive potential common shares                           1,037,401                    996,898
                                                          ----------                 ----------
Average diluted shares outstanding (denominator)          47,992,601                 42,504,741
                                                          ==========                 ==========

                                                             Nine Months Ended September 30,
                                                         --------------------------------------
                                                             2003                      2002
                                                             ----                      ----
Basic:
Average common shares outstanding (denominator)           46,968,749                 40,969,925
                                                          ==========                 ==========

Diluted:
Average common shares outstanding                         46,968,749                 40,969,925
Dilutive potential common shares                           1,033,907                    964,070
                                                          ----------                 ----------
Average diluted shares outstanding (denominator)          48,002,656                 41,933,995
                                                          ==========                 ==========

         The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

                                             Number               Range of
                                            of Shares         Exercise Prices
                                            ---------         ---------------
For the three months ended
September 30, 2003                           297,362         $24.79 to $31.26
September 30, 2002                           977,672         $21.03 to $31.26

For the nine months ended
September 30, 2003                           532,915         $23.05 to $31.26
September 30, 2002                           977,672         $21.03 to $31.26

(12) STOCK-BASED COMPENSATION

         At September 30, 2003, TSFG had two stock-based employee compensation option plans, which are described more fully in Note 30 to the Consolidated Financial Statements in TSFG's Annual Report on Form 10-K for the year ended December 31, 2002. TSFG accounts for its option plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB Opinion 25"). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if TSFG had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to stock-based employee compensation option plans (dollars in thousands, except share data).

                                                                     Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                  -------------------------     --------------------------
                                                                                 Restated                       Restated
                                                                    2003           2002            2003           2002
                                                                    ----           ----            ----           ----
Net income
Net income, as reported                                            $ 23,893       $ 14,776        $ 66,637       $ 43,222
Deduct:
   Total stock-based employee compensation expense
     determined under fair value based method for
     all option awards, net of related income tax effect                799            880           1,401          1,643
                                                                   --------       --------        --------       --------
Pro forma net income                                               $ 23,094       $ 13,896        $ 65,236       $ 41,579
                                                                   ========       ========        ========       ========

Basic earnings per share
As reported                                                          $ 0.51         $ 0.36          $ 1.42         $ 1.05
Pro forma                                                              0.49           0.33            1.39           1.01

Diluted earnings per share
As reported                                                          $ 0.50         $ 0.35          $ 1.39         $ 1.03
Pro forma                                                              0.48           0.33            1.36           0.99


(13) MERGER-RELATED AND DIRECT ACQUISITION COSTS

         In connection with the acquisitions in 2002 and the API acquisition in 2003, for the nine months ended September 30, 2003, TSFG recorded pre-tax merger-related costs of $2.2 million, included in noninterest expenses, and direct acquisition costs of $313,000, included in goodwill. The merger-related and acquisition costs were recorded as incurred. The following summarizes these charges (in thousands) at and for the nine months ended September 30, 2003:

                                                         Total             Amounts     Remaining
                                                         Costs              Paid        Accrual
                                                         -----              ----        -------
    Merger-related costs
    Compensation-related expenses                        $   598         $   563          $ 35
    System conversion costs                                  600             600             -
    Impairment loss from write-down of assets                181             181             -
    Travel                                                    54              54             -
    Advertising                                               30              30             -
    Other                                                    761             761             -
                                                         -------         -------          ----
                                                         $ 2,224         $ 2,189          $ 35
                                                         =======         =======          ====

    Direct acquisition costs
    Investment banking and professional fees             $   204         $   184          $ 20
    Severance                                                109             109             -
                                                         -------         -------          ----
                                                         $   313         $   293          $ 20
                                                         =======         =======          ====

     At September 30, 2003, the accrual of merger-related costs, which included $35,000 for charges incurred during the nine months ended September 30, 2003, totaled $755,000. This accrual is for compensation-related and other expenses incurred in connection with the CBT, Rock Hill Bank, and Gulf West acquisitions. At September 30, 2003, the accrual of direct acquisition costs, which included $20,000 for charges incurred during the nine months ended September 30, 2003, totaled $545,000. This accrual is for professional fees and severance in connection with the CBT, Rock Hill Bank, and Gulf West acquisitions.

(14) BUSINESS SEGMENTS

     TSFG has two principal operating subsidiaries, Carolina First Bank and Mercantile Bank, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries are reportable segments by virtue of exceeding certain quantitative thresholds. Carolina First Bank and Mercantile Bank engage in general banking business focusing on commercial, consumer, and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in northern and central Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits, mortgage banking income, fees for investment services, and other customer service fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

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

                                                       Carolina     Mercantile                    Eliminating
                                                      First Bank       Bank          Other          Entries         Total
                                                      ----------       ----          -----          -------         -----
Three Months Ended September 30, 2003
Net interest income                                   $ 49,514      $ 15,918       $ (1,483)      $       -      $  63,949
Provision for loan losses                                3,723         1,884            (16)              -          5,591
Noninterest income                                      22,126         3,870         17,760         (16,026)        27,730
Noninterest expenses                                    37,766        12,829         15,972         (16,026)        50,541
  Amortization of intangibles (a)                          310           390             30               -            730
  Merger-related costs (a)                                 185           136             24               -            345
Income tax expense                                       9,038         1,522            104               -         10,664
Minority interest in consolidated
  subsidiary, net of tax                                  (990)            -              -               -           (990)
Net income                                              20,123         3,553            217               -         23,893

Nine Months Ended September 30, 2003
Net interest income                                  $ 152,493      $ 47,636       $ (4,537)      $       -      $ 195,592
Provision for loan losses                               11,113         5,192            (14)              -         16,291
Noninterest income                                      55,121        12,501         48,657         (44,688)        71,591
Noninterest expenses                                   105,209        38,732         50,273         (44,688)       149,526
  Amortization of intangibles (a)                          940         1,169             50               -          2,159
  Merger-related costs (a)                                 616         1,564             44               -          2,224
Income tax expense                                      28,835         5,088         (2,196)              -         31,727
Minority interest in consolidated
  subsidiary, net of tax                                (3,002)            -              -               -         (3,002)
Net income                                              59,455        11,125         (3,943)              -         66,637

(a) Included in noninterest expenses.


                                                       Carolina     Mercantile                  Eliminating
                                                      First Bank       Bank         Other         Entries         Total
                                                      ----------       ----         -----         -------         -----
September 30, 2003
Total assets                                         $ 7,193,820    $2,179,590    $ 966,685    $ (1,123,733)   $ 9,216,362
Loans                                                  3,600,913     1,336,809       99,521        (134,272)     4,902,971
Deposits                                               3,835,269     1,453,226            -         (22,480)     5,266,015

Three Months Ended September 30, 2002
Net interest income                                  $    47,233    $    9,612    $  (1,613)   $          -    $    55,232
Provision for loan losses                                  3,865         1,718          (16)              -          5,567
Noninterest income                                        10,051         1,457       17,376         (12,078)        16,806
Noninterest expenses                                      28,741        11,241       15,821         (12,078)        43,725
  Amortization of intangibles (a)                            246           106            -               -            352
  Merger-related costs (a)                                     -         4,465            -               -          4,465
Income tax expense                                         8,000          (602)        (461)              -          6,937
Minority interest in consolidated
  subsidiary, net of tax                                  (1,033)            -            -               -         (1,033)
Cumulative effect of change in accounting
  principle, net of tax                                        -             -            -               -              -
Net income                                                15,645        (1,288)         419               -         14,776

Nine Months Ended September 30, 2002
Net interest income                                  $   140,418    $   23,192    $  (4,389)    $         -    $   159,221
Provision for loan losses                                 12,305         5,765          (21)              -         18,049
Noninterest income                                        29,943         3,521       47,451         (39,049)        41,866
Noninterest expenses                                      86,071        20,764       46,583         (39,049)       114,369
  Amortization of intangibles (a)                            725           106            -               -            831
  Merger-related costs (a)                                     -         4,465            -               -          4,465
Income tax expense                                        23,122            57       (1,357)              -         21,822
Minority interest in consolidated
  subsidiary, net of tax                                  (2,219)            -            -               -         (2,219)
Cumulative effect of change in accounting
  principle, net of tax                                        -             -       (1,406)              -         (1,406)
Net income                                                46,644           127       (3,549)              -         43,222

September 30, 2002
Total assets                                         $ 5,492,298    $1,461,402    $ 812,770      $ (881,063)   $ 6,885,407
Loans                                                  3,187,990     1,060,109       78,388        (112,295)     4,214,192
Deposits                                               3,139,876     1,074,644            -         (20,841)     4,193,679

(a) Included in noninterest expenses.

(15) SUBSEQUENT EVENTS

MountainBank Financial Corporation

         On October 3, 2003, TSFG acquired MBFC, a bank holding company headquartered in Hendersonville, North Carolina. At September 30, 2003, MBFC operated primarily through 19 branches in western North Carolina and had total assets of $952.0 million. The aggregate purchase price was $140.7 million, which consisted of 5,485,298 shares of TSFG common stock valued at $135.6 million, $24,000 of cash paid in lieu of fractional shares and outstanding employee stock options valued at $5.0 million. This acquisition adds markets to TSFG's geographic footprint, advancing TSFG's strategy to expand in markets with favorable population and per capita income growth prospects.

         TSFG accounted for MBFC using the purchase method of accounting, and accordingly, TSFG's consolidated financial statements will include the results of operations of MBFC beginning on the October 3, 2003 acquisition date.

OFFERING OF COMMON STOCK

         On October 22, 2003, TSFG filed a preliminary prospectus supplement with the Securities and Exchange Commission relating to its proposed offering of 6,325,000 shares (including the underwriters' over-allotment option with respect to 825,000 shares). On November 12, 2003, TSFG completed the offering, selling 6,325,000 shares at a gross offering price of $27.00 per share. The offering generated proceeds to TSFG of approximately $161 million, net issuance costs for underwriting and expenses.

(16) MANAGEMENT'S OPINION

         The financial statements in this report are unaudited, and the consolidated balance sheet at December 31, 2002 is derived from TSFG's consolidated audited financial statements. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis are presented to assist in understanding the financial condition and results of operations of The South Financial Group, Inc. and its subsidiaries (collectively, "TSFG"). TSFG may also be referred to herein as "we", "us", or "our", except where the context requires otherwise. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2002. Results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

         TSFG, a South Carolina corporation headquartered in Greenville, South Carolina, is a financial holding company, which commenced banking operations in December 1986, and currently conducts business through 76 locations in South Carolina, 24 locations in North Carolina and 34 locations in northern and central Florida. TSFG operates principally through two wholly-owned subsidiary banks: Carolina First Bank, a South Carolina chartered commercial bank, and Mercantile Bank, a Florida chartered commercial bank (which are collectively referred to as the "Subsidiary Banks"). TSFG's subsidiaries provide a full range of financial services, including asset management, investments, insurance, mortgage, and trust services, designed to meet substantially all of the financial needs of its customers.

FORWARD-LOOKING STATEMENTS AND NON-GAAP FINANCIAL INFORMATION

         This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: "estimate", "anticipate", "expect", "believe", "intend", "plan", or words of similar meaning, or future or conditional verbs such as "may", "intend", "could", "will", or "should". These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

     o    risks  from  changes  in  economic,   monetary  policy,  and  industry
          conditions;
     o changes in interest rates, deposit rates, the net interest margin, and funding sources;
     o    market risk and inflation;
     o risks inherent in making loans including repayment risks and value of collateral;
     o    loan  growth,  the  adequacy of the  allowance  for loan  losses,  the
          assessment   of  problem   loans   (including   loans   acquired   via
          acquisition), and the performance of the Rock Hill Bank & Trust "workout loans";
     o level, composition, and repricing characteristics of the securities portfolio;
     o    fluctuations in consumer spending;
     o competition in the banking industry and demand for our products and services;
     o    dependence on senior management;
     o    technological changes;
     o    ability to increase market share;
     o    expense projections;
     o risks associated with income taxes, including the potential for adverse adjustments;
     o acquisitions, related cost savings, expected financial results, and unanticipated integration issues;
     o significant delay or inability to execute strategic initiatives designed to grow revenues;
     o    changes in accounting policies and practices;
     o changes in regulatory actions, including the potential for adverse adjustments;
     o    costs and effects of litigation; and
     o    recently-enacted or proposed legislation.

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

         This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles ("GAAP"). TSFG's management uses these non-GAAP measures to analyze TSFG's performance. In particular, a number of credit quality measures presented adjust GAAP information to exclude the effects of certain identified problem loans purchased from Rock Hill Bank & Trust (the "Rock Hill Workout Loans"). Management believes presentations of credit quality measures excluding the Rock Hill Workout Loans assist in identifying core credit quality measures and trends. In addition, certain designated net interest income amounts are presented on a tax-equivalent basis. Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG's non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

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

ACQUISITIONS

         The following table summarizes TSFG's acquisitions completed during the two years ending September 30, 2003. All of the transactions were accounted for using the purchase method of accounting, and accordingly, the assets and liabilities were recorded at their estimated fair values, which are subject to adjustment, as of the acquisition date. TSFG's consolidated financial statements include the results of the acquired company's operations since the acquisition date.

Table 1
--------------------------------------------------------------------------------------------------------------------
SUMMARY OF COMPLETED ACQUISITIONS
--------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                              Purchase      Identifiable
                                  Acquisition     Total         Shares       Price Paid      Intangible
                                     Date         Assets        Issued        in Cash          Assets      Goodwill
                                     ----         ------        ------        -------          ------      --------
Bank acquisitions
Central Bank of Tampa
  Tampa, Florida                   12/31/02      $ 223,223 (1)  3,241,737        $   -       $ 2,700       $ 36,168

Rock Hill Bank and Trust
  Rock Hill, South Carolina        10/31/02        204,815 (1)    430,017            - (2)     1,204         26,543

Gulf West Banks, Inc.
  St. Petersburg, Florida          08/31/02        530,296 (1)  3,925,588        32,400        8,424         71,263

Insurance agency/other acquisitions
Allied Assurance
  Columbia, South Carolina         09/22/03             95 (1)      2,365 (3)         -            -             60

American Pensions, Inc.
  Mount Pleasant, South Carolina   04/30/03                (1)    146,808 (4)         -        1,050          2,872

Gardner Associates, Inc.
  Columbia, South Carolina         09/20/02          1,312 (1)    249,011 (5)         -        1,521          1,934


(1)  Book value at the acquisition date.
(2) TSFG acquired substantially all of the assets and deposits. TSFG agreed to pay a cash earnout based on recoveries with respect to certain loans.

(3) TSFG agreed to issue annual earnout shares, valued at approximately $45,000, for each of August 31, 2004, 2005, 2006, and 2007, based on revenue retention.
(4) Former shareholders of API have the right to receive common stock with a maximum value of approximately $2.2 million under earnout provisions based on API's five-year financial performance.
(5) Of this amount, up to 70,779 of these shares are subject to forfeiture back to TSFG if certain five-year financial performance targets are not met.

         On September 22, 2003, TSFG acquired Allied Assurance ("Allied"), an independent insurance agency based in Columbia, South Carolina. TSFG intends to use Allied to further its insurance operations in the Midlands of South Carolina.

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

         On October 31, 2002, TSFG acquired substantially all of the assets and deposits of Rock Hill Bank & Trust ("Rock Hill Bank"), which was a wholly-owned banking subsidiary of RHBT Financial Corporation ("RHBT"). Rock Hill Bank operated 3 branches in York County, South Carolina. Under the asset sale agreement, Rock Hill Bank received 430,017 shares of TSFG common stock, plus the right to receive a cash earnout essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in a specified loan pool and 50% of net amounts recovered under RHBT's blanket bond insurance policy with respect to such loans. TSFG owns approximately 22% of RHBT's outstanding stock. In connection with the distribution of TSFG common stock to RHBT shareholders, TSFG received 95,575 shares, which were immediately cancelled. In September 2003, TSFG established a reserve of $1.5 million for a contingent liability related to certain Rock Hill Bank trust accounts. The recording of this liability increased the goodwill recorded.

         On September 20, 2002, TSFG acquired Gardner Associates, Inc. ("Gardner Associates"), an independent insurance agency based in Columbia, South Carolina. TSFG intends to use Gardner Associates to build its insurance operations in the Midlands area of South Carolina. As of September 30, 2003, TSFG issued 156,426 shares of TSFG common stock to acquire Gardner Associates and 21,806 shares under an earnout provision. During the nine months ended September 30, 2003, TSFG recorded an increase in goodwill for the fair value of the 21,806 shares, which totaled $454,000. In addition, the principals of Gardner Associates have the right to receive a maximum of 70,779 shares of TSFG common stock, which has been issued and deposited in an escrow account, under earnout provisions based on Gardner Associates' five-year financial performance.

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

     Acquisition Completed Subsequent to Quarter End

         On October 3, 2003, TSFG acquired MountainBank Financial Corporation ("MBFC"), a bank holding company headquartered in Hendersonville, North Carolina. At September 30, 2003, MBFC operated primarily through 19 branches in western North Carolina and had total assets of $952.0 million, loans of $775.0 million, securities of $80.8 million, and deposits of $779.3 million. TSFG's composition of loans, securities, and deposits remained similar, after adding MBFC balances. In connection with the acquisition, MBFC was merged into Carolina First Bank. MBFC also operated Community National Bank, a national bank headquartered in Pulaski, Virginia with approximately $69 million in assets at September 30, 2003. Community National Bank remains a stand-alone subsidiary of TSFG. TSFG expects to sell Community National Bank in the first quarter 2004.

         This acquisition adds two of North Carolina's attractive growth markets, Asheville and Hendersonville, to TSFG's geographic footprint advancing TSFG's strategy to expand in markets with favorable population and per capita income growth prospects. The aggregate purchase price was $140.7 million, which consisted of 5,485,298 shares of TSFG common stock valued at $135.6 million, $24,000 of cash paid in lieu of fractional shares and outstanding employee stock options valued at $5.0 million. TSFG expects to record approximately $100 million of intangible assets, including goodwill. TSFG anticipates pre-tax merger-related costs between approximately $4 million and $4.5 million, included in noninterest expenses, largely in the fourth quarter 2003.

OVERVIEW

         Net income for the nine months ended September 30, 2003 totaled $66.6 million, an increase of 54.2% compared with $43.2 million for the nine months ended September 30, 2002. Earnings per diluted share for the first nine months of 2003 totaled $1.39, a 35.0% increase from $1.03 per diluted share in the first nine months of 2002. Higher net interest income, fee income initiatives, a lower provision for loan losses, and gains on sales of securities and equity investments contributed to the increases in net income and earnings per diluted share. Net interest income increased from 39.9% growth in average earning assets. Key factors responsible for TSFG's results of operations are discussed throughout Management's Discussion and Analysis below.

         Noninterest income for the nine months ended September 30, 2003 and 2002 included pre-tax gains on asset sales of $12.6 million and $4.4 million, respectively. Gains on asset sales include gains on available for sale securities and equity investments and a gain on the sale of a branch office. Mortgage banking income, a component of noninterest income, includes gains and losses on the sale of mortgage loans and charges for the write-down in the value of capitalized mortgage servicing rights. See "Earnings Review - Noninterest Income" for details.

         Noninterest expenses for the first nine months of 2003 included the following pre-tax other items: a $2.7 million loss on early extinguishment of debt, $2.2 million in merger-related costs, and $268,000 in impairment loss from write-down of assets. For the first nine months of 2002 noninterest expenses included the following pre-tax other items: $4.5 million in merger-related costs, $1.6 million of personnel expense related to the settlement of certain employment agreements, and a $354,000 loss on early extinguishment of debt. In the third quarter 2002, TSFG recorded a $1.4 million charge, net of tax, related to impairment of goodwill associated with Carolina First Mortgage Company, which is shown as a cumulative effect of change in accounting principle.

         During the fourth quarter 2002, TSFG adjusted and reclassified certain prior 2002 quarter amounts to account for an overaccrual of interest expense related to repurchase agreements and the deferral of loan fee income. The net impact of these adjustments for the first nine months of 2002, which restated the financial results for the first nine months of the year, was to increase net income by $1.3 million, or $0.03 per diluted share.

         Average common shares outstanding on a diluted basis were 48.0 million in the first nine months of 2003, up 14.5% from 41.9 million for the first nine months of 2002, due to shares issued for acquisitions completed in the fourth quarter of 2002. In connection with share repurchase programs, TSFG repurchased and cancelled 1,274,808 shares during the first nine months of 2003.

         At September 30, 2003, TSFG had $9.2 billion in assets, $4.9 billion in loans, $5.3 billion in deposits, and $656.7 million in shareholders' equity. For the nine months ended September 30, 2003, TSFG's average assets totaled $8.8 billion, an increase of $2.5 billion, or 40.7%, compared with the first nine months 2002 average of $6.2 billion.

BALANCE SHEET REVIEW

     Loans

         TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At September 30, 2003, outstanding loans totaled $4.9 billion, which equaled 93.1% of total deposits and 53.2% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG's South Carolina, North Carolina, and Florida market areas. Less than 5% of the portfolio is unsecured. The portfolio contains no "highly leveraged transactions," as defined by regulatory authorities.

         Loans held for investment increased $705.7 million, or 17.0%, to $4.9 billion at September 30, 2003 from $4.2 billion at September 30, 2002. In the fourth quarter of 2002, $295.7 million in loans held for investment were acquired in mergers with Rock Hill Bank and CBT, accounting for approximately

42% of the increase. During the first nine months of 2003, loans held for investment increased $423.1 million, or 9.5%. The majority of the growth, annualized at 12.8%, was in commercial, indirect consumer and home equity loans. While originations of residential mortgage loans increased, most of these loans were sold at origination in the secondary market.

         Loans held for sale decreased $16.9 million to $45.8 million at September 30, 2003 from $62.7 million at September 30, 2002. Loans held for sale at September 30, 2003 included no loans acquired from Gulf West. During the first nine months of 2003, loans held for sale acquired from Gulf West decreased $17.7 million, primarily from the sale of two commercial real estate loans and the transfer to loans held for investment.

         Table 2 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 2
------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                 September 30,
                                                        --------------------------------
                                                                              Restated         December 31,
                                                              2003              2002               2002
                                                              ----              ----               ----
Commercial, financial and agricultural                      $985,892           $820,294          $913,368
Real estate - construction (1)                               550,306            545,896           570,265
Real estate - residential mortgages (1-4 family)             717,915            603,728           643,941
Commercial secured by real estate (1)                      1,995,295          1,633,520         1,765,103
Consumer                                                     607,746            547,847           541,210
Lease financing receivables                                       -                 208               124
                                                          ----------         ----------        ----------
Loans held for investment                                  4,857,154          4,151,493         4,434,011
Loans held for sale                                           45,817             62,699            67,218
Allowance for loan losses                                    (63,000)           (50,011)          (70,275)
                                                          ----------         ----------        ----------
   Total net loans                                        $4,839,971         $4,164,181        $4,430,954
                                                          ==========         ==========        ==========

Percentage of loans held for investment
Commercial, financial and agricultural                          20.3 %             19.8 %            20.6 %
Real estate - construction (1)                                  11.3               13.1              12.9
Real estate - residential mortgages (1-4 family)                14.8               14.5              14.5
Commercial secured by real estate (1)                           41.1               39.4              39.8
Consumer                                                        12.5               13.2              12.2
Lease financing receivables                                       -                  -                 -
                                                               -----              -----             -----
    Total                                                      100.0  %           100.0  %          100.0  %
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


Table 3
-----------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION BASED ON LOAN PURPOSE
-----------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                              September 30,
                                                   --------------------------------
                                                                         Restated        December 31,
                                                       2003                2002             2002
                                                       ----                ----             ----
Commercial loans
Commercial and industrial                            $1,347,854         $1,046,947        $1,178,955
Owner - occupied real estate                            617,386            696,794           733,819
Commercial real estate                                1,673,598          1,327,577         1,420,252
                                                     ----------         ----------        ----------
                                                      3,638,838          3,071,318         3,333,026
                                                     ----------         ----------        ----------

Consumer loans
Indirect - sales finance                                543,585            414,894           420,294
Direct retail                                           231,076            280,580           273,419
Home equity                                             307,518            223,078           243,648
                                                     ----------         ----------        ----------
                                                      1,082,179            918,552           937,361
                                                     ----------         ----------        ----------

Mortgage loans                                          136,137            161,623           163,624
                                                     ----------         ----------        ----------

   Total loans held for investment                   $4,857,154         $4,151,493        $4,434,011
                                                     ==========         ==========        ==========

Percentage of loans held for investment
Commercial and industrial                                  27.7 %             25.2 %            26.6 %
Owner - occupied real estate                               12.7               16.8              16.6
Commercial real estate                                     34.5               32.0              32.0
Consumer                                                   22.3               22.1              21.1
Mortgage                                                    2.8                3.9               3.7
                                                          -----              -----             -----
    Total                                                 100.0  %           100.0  %          100.0  %
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

         The portfolio's only significant industry concentration is in commercial real estate loans. All other industry concentrations are less than 10% of total loans. Commercial real estate loans were 34.5% of loans held for investment at September 30, 2003. Due to sustained strong population growth and household income growth, real estate development and construction are major components of the economic activity in TSFG's markets. The risk attributable to this concentration is managed by confining our lending to markets we are familiar with and to borrowers who have proven track records and the financial means to weather adverse market conditions. In its commercial real estate lending, TSFG does not make loans without recourse to the borrower, loans without personal guarantees from the owners, or loans to cash out equity in commercial properties. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.

         At September 30, 2003, the loan portfolio included commitments totaling $185.0 million in "shared national credits" (multi-bank credit facilities of $20 million or more). Outstanding balances under these commitments totaled $75.2 million. By policy, we participate in shared national credits only if the borrower is headquartered in our market, the borrower is in an industry familiar to us, we meet directly with the borrower to conduct our analysis, and the borrower agrees to establish an ongoing banking relationship with us. None of these credit facilities were classified in the most recent report on shared national credits prepared by the regulatory agencies.

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

         To facilitate comparisons, Table 4 presents credit quality indicators two ways: one that includes all loans and one that excludes the Rock Hill Workout Loans. On October 31, 2002, loans totaling $191.3 million were acquired from Rock Hill Bank. Prior to the closing and in connection with identified problem loans, Rock Hill Bank had charged off a significant portion of its loan portfolio and established additional reserves. At closing, TSFG segregated certain identified problem loans into a separately-managed portfolio, referred to as the "Rock Hill Workout Loans." At September 30, 2003, this portfolio totaled $41.7 million, down from $72.4 million at December 31, 2002, with an allowance for loan losses of $6.1 million. Nonperforming assets for the Rock Hill Workout Loans at September 30, 2003 were $22.3 million, down from $29.2 million at December 31, 2002. Net loan charge-offs for the first nine months of 2003 totaled $8.7 million, the majority of which were provided for in the allowance for loan losses as of December 31, 2002. TSFG expects nonperforming assets and the allowance for loan losses to decline as the Rock Hill Workout Loans are liquidated, moved to performing status, or otherwise resolved. Where appropriate, TSFG has provided credit quality measures excluding the Rock Hill Workout Loans to identify core credit quality measures and trends.

         Table 4 presents information pertaining to nonperforming assets.


Table 4
------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                                 September 30,
                                                                      --------------------------------
                                                                                            Restated        December 31,
                                                                             2003             2002              2002
                                                                             ----             ----              ----
Nonperforming Assets Including the Rock Hill Workout Loans
Loans held for investment                                                $ 4,857,154      $ 4,151,493       $ 4,434,011
Allowance for loan losses                                                     63,000           50,011            70,275

Nonaccrual loans - commercial                                                 52,341           32,306            61,206
Nonaccrual loans - consumer                                                    2,876            2,850             2,384
Restructured loans                                                                -                -                 -
                                                                         -----------      -----------       -----------
    Total nonperforming loans                                                 55,217           35,156            63,590
Other real estate owned                                                        9,695            9,318            10,596
                                                                         -----------      -----------       -----------
    Total nonperforming assets                                           $    64,912      $    44,474       $    74,186
                                                                         ===========      ===========       ===========

Loans past due 90 days still accruing interest (1)                       $     5,634      $     5,744       $     5,414
                                                                         ===========      ===========       ===========

Total nonperforming assets as a percentage of loans and other
    real estate owned (2)                                                       1.33  %          1.07  %           1.67  %
                                                                                ====             ====              ====
Allowance for loan losses to nonperforming loans                                1.14  x          1.42  x           1.11  x
                                                                                ====             ====              ====
Nonperforming Assets Excluding the Rock Hill Workout Loans
Loans held for investment                                                $ 4,815,481      $ 4,151,493       $ 4,361,658
Allowance for loan losses                                                     56,889           50,011            53,979

Total nonperforming loans                                                     34,274           35,156            34,596
Other real estate owned                                                        8,336            9,318            10,422
                                                                         -----------      -----------       -----------
    Total nonperforming assets                                           $    42,610      $    44,474       $    45,018
                                                                         ===========      ===========       ===========

Total nonperforming assets as a percentage of loans and other
    real estate owned (2)                                                       0.88  %          1.07  %           1.03  %
                                                                                ====             ====              ====
Allowance for loan losses to nonperforming loans                                1.66  x          1.42  x           1.56  x
                                                                                ====             ====              ====

(1)      All of these loans are consumer and residential mortgage loans.
(2)      Calculated using loans held for investment.
Note: Nonperforming assets exclude personal property repossessions, which totaled $1.1 million, $1.1 million, and $1.3 million, at September 30, 2003, September 30, 2002, and December 31, 2002, respectively.

         Credit Quality Including Rock Hill Workout Loans. Nonperforming assets declined to 1.33% of loans and other real estate owned at September 30, 2003 from 1.67% at December 31, 2002. Net loan charge-offs increased to 0.69% of average loans held for investment for the first nine months of 2003 from 0.54% for the first nine months of 2002, primarily due to the disposition of Rock Hill Workout Loans. As anticipated, the allowance for loan losses declined to 1.30% of period-end loans held for investment at September 30, 2003 from 1.58% at December 31, 2002.

         Credit Quality Excluding Rock Hill Workout Loans. Core nonperforming assets (which exclude the Rock Hill Workout Loans) declined 4.2% to 0.88% of loans and other real estate owned at September 30, 2003 from 1.07% at September 30, 2002. Net loan charge-offs totaled $14.9 million, or 0.44% of average loans held for investment for the first nine months of 2003, down from $15.5 million, or 0.54% of average loans held for investment for the first nine months of 2002. The allowance for loan losses declined slightly as a percent of loans held for investment, from 1.24% at December 31, 2002 to 1.18% at September 30, 2003, but increased from 1.56 times to 1.66 times nonperforming loans.

         Certain of the Rock Hill Workout Loans are defined as "designated loans" under the Rock Hill Bank purchase agreement ("Designated Loans") and are subject to earnout provisions. The total principal amount owed by the borrowers for Designated Loans was $45.2 million, of which $19.5 million had been charged off or reserved prior to acquisition by TSFG. To the extent that principal collections on these Designated Loans exceed $25.7 million through the termination date of the earnout agreement, TSFG will pay the RHBT shareholders 30% of such excess. The net effect is to pay RHBT shareholders 30% of the net recoveries on these loans from charge-off collections and reserve reductions. Through September 30, 2003, principal collections and reserve reduction did not exceed the amount that would require a payment under the earnout agreement.

         Future credit quality trends depend primarily on the direction of the economy, and current economic data do not provide a clear signal of that direction. Until the business climate improves, TSFG expects portfolio quality indicators to remain volatile and nonperforming asset levels to fluctuate. TSFG's core credit quality measures remained stable in the third quarter 2003. Immediately prior to filing this periodic report, events occurred relating to an $8.6 million problem loan that increased the probability of it becoming a nonaccrual loan. TSFG expects its nonperforming asset ratio to be comparable to or lower than its September 30, 2003 ratio, depending on the status of this loan and the overall business climate. Management believes that loss exposure in its loan portfolio is identified, adequately reserved for in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance for loan loss adequacy. Accordingly, management believes the allowance for loan losses as of September 30, 2003 was adequate, based on its assessment of probable losses, and available facts and circumstances then prevailing.

         Table 5 summarizes information on impaired loans (in thousands), all of which are in nonaccrual status. All impaired loans are commercial loans.

Table 5
---------------------------------------------------------------------------------------------------------------
IMPAIRED LOANS
---------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                         At and For
                                                                      The Nine Months              At and For
                                                                     Ended September 30,         The Year Ended
                                                            --------------------------------        December 31,
                                                                  2003               2002               2002
                                                                  ----               ----               ----
Impaired loans                                                  $ 52,341           $ 32,306          $ 61,206
Impaired loans, excluding the Rock Hill Workout Loans             31,398             32,306            32,212
Average investment in impaired loans                              57,534             38,342            42,258
Related allowance                                                 12,222              6,248            22,016
Related allowance, excluding the Rock Hill Workout Loans           6,931              6,248             9,429
Recognized interest income                                             -                  -               125
Foregone interest                                                  2,612              1,469             2,973


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

         The Allowance totaled $63.0 million, or 1.30% of loans held for investment, at September 30, 2003, a significant increase from $50.0 million, or 1.20%, at September 30, 2002. Nonperforming loans totaled $55.2 million at September 30, 2003, an increase of $20.1 million from $35.2 million at September 30, 2002. These increases were the result of the acquisition of loans from Rock Hill Bank, partially offset by lower core nonperforming loans. Excluding the $20.9 million of nonperforming loans related to the Rock Hill Workout Loans, nonperforming loans declined to $34.3 million at September 30, 2003 from $35.2 million at September 30, 2002 (to 0.71% from 0.85% of loans held for investment), and the Allowance increased to $56.9 million at September 30, 2003 from $50.0 million at September 30, 2002 (1.18% and 1.20% of loans held for investment at both September 30, 2003 and 2002, respectively). See "Credit Quality."

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


Table 6
-------------------------------------------------------------------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                                At and For
                                                                             The Nine Months
                                                                            Ended September 30,             At and For
                                                                    --------------------------------     The Year Ended
                                                                                          Restated         December 31,
                                                                          2003              2002               2002
                                                                          ----              ----               ----
Allowance for loan losses, beginning of year                          $   70,275         $   44,587        $   44,587
Purchase accounting adjustments                                                -              2,877            22,973
Allowance adjustment for loans sold                                            -                (12)              (12)
Net charge-offs:
    Loans charged-off                                                    (26,422)           (18,377)          (23,556)
    Loans recovered                                                        2,856              2,887             4,017
                                                                      ----------         ----------        ----------
                                                                         (23,566)           (15,490)          (19,539)
Additions to reserve through provision expense                            16,291             18,049            22,266
                                                                      ----------         ----------        ----------
Allowance for loan losses, end of period                              $   63,000         $   50,011        $   70,275
                                                                      ==========         ==========        ==========

Average loans held for investment                                     $4,598,980         $3,865,951        $3,969,786
Loans held for investment                                              4,857,154          4,151,493         4,434,011
Net charge-offs as a percentage of average loans held for
    investment (annualized)                                                 0.69 %             0.54 %            0.49 %
Allowance for loan losses as a percentage of loans held
    for investment                                                          1.30               1.20              1.58

Excluding the Rock Hill Workout Loans:
    Net loan charge-offs                                              $   14,852         $   15,490        $   19,906
    Allowance for loan losses, end of period                              56,889             50,011            53,979
    Average loans held for investment                                  4,541,966          3,865,951         3,951,550
    Loans held for investment                                          4,815,481          4,151,493         4,361,658
    Net charge-offs as a percentage of average loans held for
       investment (annualized)                                              0.44 %             0.54 %            0.50 %
    Allowance for loan losses as a percentage of loans held
       for investment                                                       1.18               1.20              1.24

     Securities

         TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to leverage capital through generating interest and dividend income from the investment of funds, to provide liquidity to meet liquidity requirements, and to provide collateral for pledges on public deposits and securities sold under repurchase agreements. In addition, TSFG has engaged in, and expects to continue to engage in, hedging activities to reduce interest rate risk associated with the investment securities.

         At September 30, 2003, TSFG's investment portfolio totaled $3.5 billion, up $1.6 billion from the $1.9 billion invested as of September 30, 2002, and up $938.5 million from the $2.6 billion invested as of December 31, 2002. In 2002, TSFG acquired $85.3 million in available for sale securities from the acquisitions completed in the fourth quarter of 2002. The majority of the increase since December 31, 2002 was attributable to the purchase of U.S. Government agency and mortgage-backed securities ("MBS") in the available for sale portfolio. TSFG bought these securities to leverage capital and take advantage of the opportunity to increase net interest income. Subsequent to the end of the third quarter of 2003, TSFG purchased $662.7 million in MBS, U.S. Government agency securities, and municipal securities. TSFG expects to reduce the level of its securities portfolio as a percentage of total assets, as loan growth replaces some securities balance with new loans.

         TSFG's security portfolio experienced average prepayments of approximately $107 million per month and average calls of approximately $104 million per month during the first nine months of the year. TSFG expects the investment portfolio to continue generating approximately $75 million per month in cash flow through maturities and prepayments, which should be sufficient to fund anticipated loan growth.

         Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized gain recorded for available for sale securities averaged $3.3 billion in the first nine months of 2003, 88.4% above the average of the first nine months of 2002 of $1.7 billion. The majority of the increase was attributable to securities purchased to leverage available capital or to offset anticipated paydowns of MBS and calls of U.S. Government agency securities. The average portfolio yield decreased in the first nine months of 2003 to 3.90% from 5.35% in the first nine months of 2002. The securities yield decreased due to a lower level of general interest rates and the addition of lower-yielding, shorter duration securities.

         The duration of the portfolio declined to approximately 5.0 years at September 30, 2003 from 7.5 years at September 30, 2002. The securities portfolio currently reprices within a 3.6 year pricing horizon, which is significantly faster than indicated by the duration. TSFG manages the portfolio to maintain a short repricing horizon and provide cash flow to fund loan growth. This strategy provides significant cash flow to proactively manage as market conditions change. TSFG may use this cash to reinvest in securities at current market rates, fund future loan growth, or pay off borrowed funds.

         The composition of the investment portfolio as of September 30, 2003 was as follows: MBS 59.3%, U.S. Government agencies 20.9%, U.S. Treasuries 7.1%, state and municipalities 4.5%, and other securities 8.2% (see other investments described below). MBS have increased from 46.4% of the portfolio at December 31, 2002, due to the first quarter 2003 purchases to leverage available capital. Approximately one-third of MBS are collateralized mortgage obligations ("CMOs"), the majority of which are short-term. TSFG manages the MBS portfolio to maintain a short duration and repricing horizon. Approximately 40% of MBS are variable rate.

         The available for sale portfolio constituted 98.0% of total securities at September 30, 2003. Management believes that the high concentration of available for sale securities provides greater flexibility in the management of the overall investment portfolio.

         The net unrealized loss on available for sale securities (pre-tax) totaled $2.2 million at September 30, 2003 compared to a $27.9 million gain at September 30, 2002. This decrease was primarily associated with MBS, which decreased $22.4 million. At December 31, 2002, the net unrealized gain on available for sale securities (pre-tax) totaled $36.3 million. Long-term interest rates rose in October 2003, which resulted in an increase in net unrealized loss on available for sale securities. The net unrealized loss on available for sale securities (pre-tax) totaled $23.4 million at October 31, 2003.

     Other Investments

         Investment in NetBank, Inc. At September 30, 2003, TSFG owned 517,904 shares of NetBank common stock. NetBank owns and operates NetBank, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. TSFG's investment in NetBank, which is included in securities available for sale with a basis of $144,000, was recorded at its pre-tax market value of approximately $6.5 million at September 30, 2003. During the nine months ended September 30, 2003, TSFG sold 207,096 shares of NetBank for a pre-tax gain of $1.9 million.

         Investments in Banks. At September 30, 2003, TSFG had equity investments in fourteen community banks located in the Southeast. In each case, TSFG owns less than 5% of the community bank's outstanding common stock. TSFG has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks, which are included in securities available for sale with a basis of $15.2 million, were recorded at their pre-tax market value of approximately $19.2 million at September 30, 2003. During the nine months ended September 30, 2003, TSFG sold a community bank investment for a pre-tax gain of $1.2 million.

         TSFG also has an investment in Nexity Financial Corporation, an Internet bank, which was recorded at its cost basis of $500,000.

         Other Investments Not Specified Above. In addition to the investments described in the preceding paragraphs, other investments in available for sale securities at September 30, 2003, which are carried at market value, included corporate bonds of $149.7 million, Fannie Mae preferred stock of $61.8 million, FHLB stock of $47.4 million, and other equity securities of $3.6 million. Other equity securities include TSFG's investment in Affinity Technology Group, Inc.

("Affinity") as well as several other limited partnerships and small business investments. At September 30, 2003, TSFG owned 4,876,340 shares of common stock of Affinity, or approximately 12% of the outstanding shares. TSFG's investment in Affinity has a basis of $433,000 and was recorded at its September 30, 2003 pre-tax market value of approximately $927,000. At September 30, 2003, the aggregate market value for these other investments, which are not specified in the preceding paragraphs, totaled $262.5 million with a cost basis of $267.1 million.

     Intangible Assets

         The intangible assets balance at September 30, 2003 of $245.8 million consisted of goodwill of $229.0 million, core deposit premiums of $14.5 million, customer list intangibles of $1.4 million, and non-compete agreement intangibles of $811,000. The intangible assets balance at September 30, 2002 of $176.8 million consisted of goodwill of $162.1 million, core deposit premiums of $13.1 million, customer list intangibles of $857,000, and non-compete agreement intangibles of $659,000. The increase in goodwill was primarily due to the $62.2 million of goodwill acquired during the fourth quarter 2002 from the acquisitions of CBT and Rock Hill Bank and adjustments for the Gulf West acquisition, subsequent adjustments in 2003 totaling $1.8 million, $2.9 million of goodwill acquired during 2003 from the acquisition of API, and $60,000 acquired during 2003 from the acquisition of Allied. The increase in core deposit premiums was due to adding $2.7 million from the CBT merger and $1.2 million from the Rock Hill Bank merger. The customer list intangibles and non-compete agreement intangibles were added with the acquisition of API. In the fourth quarter 2003, TSFG expects to record approximately $100 million of intangible assets, including goodwill, in connection with the MBFC acquisition.

     Deposits

         Deposits remain TSFG's primary source of funds for loans and investments. Average deposits provided funding for 60.8% of average earning assets in the first nine months of 2003 and 65.0% in the first nine months of 2002. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and increases in investment securities. In addition, TSFG has increased the use of brokered certificates of deposit, which are included in deposits.

         At September 30, 2003, deposits totaled $5.3 billion, up $1.1 billion from September 30, 2002. In the fourth quarter of 2002, TSFG acquired $364.9 million in deposits from its mergers with CBT and Rock Hill Bank, which accounted for approximately 34% of the increase. In addition, TSFG increased deposits, particularly transaction accounts, through increased sales referrals and targeted deposit promotions. The increase in deposits also includes a $109.0 million increase in brokered certificates of deposit. At September 30, 2003, TSFG had $569.2 million in brokered certificates of deposit, compared with $460.2 million at September 30, 2002. We consider these funds as an attractive alternative funding source available to use while continuing our efforts to maintain and grow our local deposit base.

         Table 8 in "Results of Operations - Net Interest Income" details average balances for the deposit portfolio for both the nine months ended September 30, 2003 and 2002. Average money market accounts increased $651.1 million, or 86.1%, and average noninterest demand deposits increased $210.0 million, or 39.6%. On average, time deposits increased $204.3 million, or 11.9%, which includes a $203.8 million increase in average brokered certificates of deposit.

         As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest-bearing checking, money market, and savings accounts). For the nine months ended September 30, 2003, transaction accounts made up 60.5% of average deposits, compared with 53.8% for the nine months ended September 30, 2002. These trends reflect TSFG's efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG's customer-centered sales process, Elevate, is an integral part of achieving this goal. In addition, TSFG held deposit campaigns, based on employee referrals, to raise transaction accounts and offered an attractive money market account, priced as a percentage of the prime interest rate.

         At September 30, 2003, total deposits for Bank CaroLine, the Internet banking division of Carolina First Bank, totaled $24.7 million, down from $34.1 million as of September 30, 2002. Deposits for Bank CaroLine declined, due to offering less aggressive interest rates in an effort to lower the overall cost of funds.

         Time deposits of $100,000 or more represented 9.5% of total deposits at September 30, 2003 and 11.8% at September 30, 2002. TSFG's larger denomination time deposits are generally from customers within the local market areas of its banks and, therefore, have a greater degree of stability than is typically associated with this source of funds at other financial institutions.

         During the second quarter 2003, TSFG sold the deposits at its Powdersville, South Carolina branch office to an unrelated financial institution. TSFG sold $6.4 million in deposits and recorded a gain associated with the sale totaling $601,000.

     Borrowed Funds

         TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. TSFG's short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances (with maturities less than one year when made), commercial paper, and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes, FHLB advances, and repurchase agreements with maturities greater than one year when made. In the first nine months of 2003, average borrowings totaled $3.1 billion, compared with $1.9 billion for the same period in 2002. This increase was primarily attributable to an increased reliance on short-term borrowings to support earning asset growth, including increases in investment securities.

         TSFG's long-term borrowings totaled $2.2 billion at September 30, 2003, up from $797.3 million as of September 30, 2002, primarily from the increase in repurchase agreements and FHLB advances. TSFG increased long-term borrowings to provide longer-term liquidity at historically low interest rates.

         Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $2.0 billion at September 30, 2003, including $1.3 billion in long-term repurchase agreements, and totaled $1.2 billion at September 30, 2002, including $200.0 million in long-term repurchase agreements. These balances are primarily to finance higher balances in available for sale investment securities and to support earning asset growth. Balances in these accounts can fluctuate on a day-to-day basis. Subsequent to quarter end, TSFG increased federal funds purchased and repurchase agreements by $493.9 million to fund the purchase of securities (see "Securities").

         The FHLB advances were $927.6 million, all long-term advances, at September 30, 2003 and $606.9 million, including $583.9 million in long-term advances, at September 30, 2002. FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, management's willingness to raise deposits through market promotions, the Subsidiary Banks' unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. TSFG continues to evaluate the relative cost and benefit of incurring prepayment penalties from the early extinguishment of debt.

     Capital Resources and Dividends

         Total shareholders' equity amounted to $656.7 million, or 7.1% of total assets, at September 30, 2003, compared with $555.8 million, or 8.1% of total assets, at September 30, 2002. At December 31, 2002, total shareholders' equity was $646.8 million, or 8.1% of total assets. The increase in shareholders' equity, when comparing September 30, 2003 to the same period in 2002, is primarily from the issuance of common stock for the fourth quarter 2002 mergers and retention of earnings. TSFG's stock repurchase program, cash dividends paid, and the unrealized losses in the available for sale investment portfolio partially offset these increases.

         TSFG has a stock repurchase program and, in February 2003, expanded its program by one million shares in connection with the CBT merger. In May 2003, TSFG added an additional one million shares. During 2003, TSFG repurchased 1,274,808 shares and has approximately 1.3 million shares remaining under its stock repurchase authorization. TSFG may continue to repurchase shares depending upon current market conditions, available cash, and capital levels.

         TSFG's unrealized loss on securities, net of tax, which is included in accumulated other comprehensive income, was $1.2 million as of September 30, 2003 as compared to a unrealized gain of $18.7 million as of September 30, 2002 and $24.4 million as of December 31, 2002. This decrease to an unrealized loss (net of deferred income tax) from September 30, 2002 to September 30, 2003 was comprised of decreases in: MBS $14.8 million, other securities $2.6 million, U.S. Government agencies $1.4 million, U.S. Treasury securities $837,000, and state and municipalities $397,000. The decline in all categories except for other securities is due to rises in long-term interest rates in the third quarter. The decrease in other securities was principally from the sale of NetBank common stock and the write-down and subsequent cancellation of TSFG's shares in RHBT due to TSFG's acquisition of substantially all the assets and deposits of Rock Hill Bank, which was the wholly-owned banking subsidiary of RHBT. Long-term interest rates rose in October 2003, which resulted in an increased unrealized loss on securities. TSFG's unrealized loss on securities, net of tax totaled $14.5 million at October 31, 2003.

         Book value per share at September 30, 2003 and 2002 was $13.95 and $12.75, respectively. Tangible book value per share at September 30, 2003 and 2002 was $8.73 and $8.70, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

         TSFG is subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at September 30, 2003. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our consolidated financial statements. Table 7 sets fourth various capital ratios for TSFG and its Subsidiary Banks.

Table 7
---------------------------------------------------------------------------
CAPITAL RATIOS
---------------------------------------------------------------------------

                                                                Well
                                                             Capitalized
                                      September 30, 2003     Requirement
                                      ------------------     -----------
     TSFG
     Total risk-based capital               10.43 %              n/a
     Tier 1 risk-based capital               8.40                n/a
     Leverage ratio                          6.01                n/a

     Carolina First Bank
     Total risk-based capital               10.38 %            10.00 %
     Tier 1 risk-based capital               7.52               6.00
     Leverage ratio                          5.14               5.00

     Mercantile Bank
     Total risk-based capital               11.36 %            10.00 %
     Tier 1 risk-based capital               8.31               6.00
     Leverage ratio                          6.74               5.00

         On June 27, 2003, TSFG filed a "universal shelf" registration statement registering up to $200.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. On October 22, 2003, TSFG filed a preliminary prospectus supplement with the Securities and Exchange Commission relating to its proposed offering of 6,325,000 shares of TSFG common stock (including the underwriters' over-allotment option with respect to 825,000 shares), subject to market and other conditions. On November 12, 2003, TSFG completed the offering, selling 6,325,000 shares at a gross offering price of $27.00 per share. The offering generated proceeds to TSFG of approximately $161 million, net issuance costs for underwriting and expenses. TSFG plans to use the net proceeds to increase the capital at TSFG's subsidiary banks, to pursue growth opportunities and for general corporate purposes.

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

         In October 2002, TSFG, through a wholly-owned trust subsidiary, issued and sold floating rate securities to institutional buyers in a pooled trust preferred issue. These securities generated proceeds to TSFG of $21.3 million, net of issuance costs totaling $680,000, which qualifies as tier 1 capital under Federal Reserve Board guidelines.

         Effective July 1, 2003, TSFG adopted both FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," and Statement of Financial Accounting Standard No. 150 ("SFAS 150"), "Accounting for Certain
Financial  Instruments  with  Characteristics  of both  Liabilities and Equity."

Evaluations of the impact of FIN 46 and SFAS 150 on the treatment of debt associated with trust preferred securities are in process. TSFG currently consolidates the trusts, which issued TSFG's trust preferred securities, in its consolidated financial statements and reports the related debt instruments, referred to as debt associated with trust preferred securities, as a liability on its consolidated balance sheet. Under one potential interpretation of FIN 46, TSFG's trusts, which have issued TSFG's trust preferred securities, would no longer be included in TSFG's consolidated financial statements. Conversely, SFAS 150 requires the consolidation of these subsidiaries and the presentation of the related debt instruments as a liability. In addition, the Federal Reserve has issued regulations allowing for the continued inclusion of these instruments in Tier 1 capital, regardless of FIN 46 interpretation. However, such a determination could potentially be changed at a later date by the regulators.

Earnings Review

     Net Interest Income

         Net interest income is TSFG's primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and security dividends, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 8 present's average balance sheets and a net interest income analysis on a tax equivalent basis for the three and nine months ended September 30, 2003 and 2002.


Table 8
---------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
---------------------------------------------------------------------------------------------
(dollars in thousands)
                                                         Three Months Ended September 30,
                                              -----------------------------------------------------
                                                         2003                  2002 (Restated)
                                              -------------------------   -------------------------
                                             Average    Income/   Yield/    Average   Income/  Yield/
                                             Balance    Expense   Rate      Balance   Expense  Rate
                                             -------    -------   ----      -------   -------  ----
Assets
Earning assets
  Loans (1)                                $4,787,522  $ 66,936    5.5%   $4,018,375  $ 65,593   6.48 %
  Investment securities, taxable (2)        3,354,656    29,177    3.48    1,707,479    22,011   5.16
  Investment securities, nontaxable (3)       136,412     1,847    5.42       93,301     1,669   7.16
  Federal funds sold and resale agreements      2,283         6    1.04        7,214        26   1.43
  Interest-bearing bank balances               37,293        97    1.03       50,154       226   1.79
                                           ----------  --------           ----------  --------
      Total earning assets                  8,318,166    98,063    4.68    5,876,523    89,525   6.04
                                                       --------                       --------
  Non-earning assets                          771,241                        592,822
                                           ----------                     ----------
      Total assets                         $9,089,407                     $6,469,345
                                           ==========                     ==========

Liabilities and shareholders' equity
Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest checking                      $  607,443  $    883    0.58   $  592,622  $  1,731   1.16
    Savings                                   146,596       155    0.42      124,611       224   0.71
    Money market                            1,757,785     7,571    1.71      834,111     3,725   1.77
    Time deposits                           1,842,055    10,187    2.19    1,744,858    14,813   3.37
                                           ----------  --------           ----------  --------
      Total interest-bearing deposits       4,353,879    18,796    1.71    3,296,202    20,493   2.47
   Borrowings                               3,129,173    14,671    1.86    1,924,197    13,215   2.72
                                           ----------  --------           ----------  --------
    Total interest-bearing liabilities      7,483,052    33,467    1.77    5,220,399    33,708   2.56
                                                       --------                       --------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits              778,652                        570,508
    Other noninterest-bearing liabilities      92,351                         78,876
                                           ----------                     ----------
    Total liabilities                       8,354,055                      5,869,783
Minority interest in consolidated
   subsidiary (4)                              86,694                         86,429
Shareholders' equity                          648,658                        513,133
                                           ----------                     ----------
  Total liabilities and shareholders'      $9,089,407                     $6,469,345
                                           ==========                     ==========
Net interest margin                                     $64,596    3.0%               $ 55,817   3.77 %
                                                        =======                       ========
Tax-equivalent adjustment (3)                           $   647                       $    585
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


Table 8 (Continued)
----------------------------------------------------------------------------------------------------------------------
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                               For the Nine Months Ended September 30,
                                               -----------------------------------------------------------------------
                                                               2003                          2002 (Restated)
                                               ----------------------------------   ----------------------------------
                                                 Average      Income/    Yield/        Average      Income/   Yield/
                                                 Balance      Expense     Rate         Balance      Expense    Rate
                                                 -------      -------     ----         -------      -------    ----
Assets
Earning assets
  Loans (1)                                     $ 4,655,959   $ 202,594     5.82 %    $ 3,893,943   $ 191,951    6.59 %
  Investment securities, taxable (2)              3,162,279      90,413     3.81        1,650,010      64,795    5.24
  Investment securities, nontaxable (3)             119,478       5,425     6.05           92,218       4,984    7.21
  Federal funds sold and resale agreements            2,321          23     1.32            2,431          26    1.43
  Interest-bearing bank balances                     46,493         410     1.18           69,851         913    1.75
                                                -----------   ---------               -----------   ---------
      Total earning assets                        7,986,530     298,865     5.00        5,708,453     262,669    6.15
                                                              ---------               -----------   ---------
Non-earning assets                                  798,301                               537,399
                                                -----------                           -----------
      Total assets                              $ 8,784,831                           $ 6,245,852
                                                ===========                           ===========

Liabilities and shareholders' equity
Liabilities
  Interest-bearing liabilities
   Interest-bearing deposits
    Interest-bearing checking                   $   635,555   $   2,953     0.62 %    $   590,902   $   5,332    1.21 %
    Savings                                         151,416         509     0.45          118,909         654    0.74
    Money market                                  1,407,438      17,571     1.67          756,348       9,538    1.69
    Time deposits                                 1,919,421      34,097     2.38        1,715,167      47,798    3.73
                                                -----------   ---------               -----------   ---------
      Total interest-bearing deposits             4,113,830      55,130     1.79        3,181,326      63,322    2.66
   Borrowings                                     3,091,527      46,244     2.00        1,928,727      38,381    2.66
                                                -----------   ---------               -----------   ---------
    Total interest-bearing liabilities            7,205,357     101,374     1.88        5,110,053     101,703    2.66
                                                              ---------                             ---------
   Noninterest-bearing liabilities
    Noninterest-bearing deposits                    740,777                               530,737
    Other noninterest-bearing liabilities           101,753                                72,937
                                                -----------                           -----------
    Total liabilities                             8,047,887                             5,713,727
Minority interest in consolidated subsidiary (4)     86,569                                54,232
Shareholders' equity                                650,375                               477,893
                                                -----------                           -----------
  Total liabilities and shareholders' equity    $ 8,784,831                           $ 6,245,852
                                                ===========                           ===========
Net interest margin                                           $ 197,491     3.31 %                  $ 160,966     3.77 %
                                                              =========                             =========
Tax-equivalent adjustment (3)                                 $   1,899                             $   1,745
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


         Fully tax-equivalent net interest income for the first nine months of 2003 increased $36.5 million, or 22.7%, to $197.5 million from $161.0 million in the first nine months of 2002. This increase was attributable to a 39.9% increase in average earning assets, partially offset by a decline in the net interest margin. The net interest margin declined to 3.31% in the first nine months of 2003 from 3.77% in the first nine months of 2002. This decrease in was largely attributable to higher investment securities (which generally have a lower yield than loans), accelerated premium amortization for mortgage-backed securities, declines in the federal funds target rate, and deposit rates approaching lower limits due to historically low interest rates. In addition, TSFG has experienced solid growth in money market accounts, principally from a product priced at a percentage of the prime interest rate. If interest rates rise, TSFG will benefit from the relatively slower increase for these accounts, which are currently at the upper end of money market rates.

         Interest rates are presently at historically low levels. During 2003, the Federal Reserve lowered the federal funds target rate 25 basis points at the end of June, which followed a 50 basis point reduction in November 2002 and eleven downward adjustments in 2001. A large portion of TSFG's adjustable rate loans, which constitute 58.2% of the loan portfolio, reprice immediately following an interest rate change by the Federal Reserve. The funding source changes take more time to filter into the net interest margin, primarily because of the timed maturities of certificates of deposit and borrowings. A large portion of deposits and borrowings had repriced by the end of 2002 while new and maturing loans and investments continue to be made at lower rates.

         Accelerated premium amortization resulting from high levels of prepayments experienced on mortgage-backed securities had a negative impact on the net interest margin. Net premium amortization on MBS in the first nine months of 2003 was $15.0 million compared with $1.2 million during the same period in 2002. TSFG expects premium amortization for mortgage-backed securities to slow in the fourth quarter 2003, which would have a positive impact on the net interest margin.

         During the fourth quarter of 2002, TSFG adjusted and reclassified certain prior quarter amounts to account for an overaccrual of interest expense related to repurchase agreements and the deferral of loan fee income. In the first nine months of 2002, the over accrual of interest expense related to repurchase agreements overstated interest expense by $2.4 million, which was corrected in the fourth quarter of 2002. The additional deferral of loan fee income decreased net interest income by $7.7 million in the first nine months of 2002. A related deferral of salaries, wages and employee benefits substantially offset the decrease in the deferral of loan fee income. See "Overview."

         Average earning assets grew $2.3 billion, or 39.9%, to $8.0 billion in the first nine months of 2003 from $5.7 billion in the first nine months of 2002, primarily from acquisitions, the purchase of investment securities and internal loan growth. The Gulf West merger (which closed August 31, 2002), the asset purchase with Rock Hill Bank (which closed on October 31, 2002), and the Central Bank of Tampa merger (which closed on December 31, 2002) added approximately $903.8 million in earning assets. Average loans increased $762.0 million to $4.7 billion in the first nine months of 2003 from $3.9 billion in the first nine months of 2002, due to adding approximately $585.3 million in loans acquired in mergers in 2002 and internal loan growth. Average investment securities, excluding the average net unrealized securities gains, increased to $3.3 billion in the first nine months of 2003 from $1.7 billion in the first nine months of 2002. The increase in the investment portfolio occurred in order to leverage available capital and take advantage of the opportunity to increase net interest income. Subsequent to the end of the third quarter of 2003, TSFG purchased $662.7 million in mortgage-backed securities, U.S. government agency securities, and municipal securities. TSFG expects to reduce the level of its securities portfolio as a percentage of total assets, as loan growth replaces some securities balances with new loans.

         Average total deposits increased by $1.1 billion, or 30.8%, to $4.9 billion during the first nine months of 2003 from $3.7 billion in the first nine months of 2002. The majority of the increase was attributable to the $783.8 million in deposits acquired from Gulf West, Rock Hill Bank, and CBT in the second half of 2002. Average deposits for the third quarter 2003 increased 32.7% over the prior year third quarter average, driven by growth in money market and noninterest-bearing deposits. Average borrowings increased to $3.1 billion during the nine months ended September 30, 2003 from $1.9 billion during the nine months ended September 30, 2002 due to increases in repurchase agreements and FHLB advances. These borrowings were used to fund the growth in earning assets.

         Deposits generated through Bank CaroLine, an Internet banking division of Carolina First Bank, generally receive higher rates than those offered by our branch locations as a result of the less expensive Internet delivery channel. Bank CaroLine deposits totaled $24.7 million as of September 30, 2003 compared with $29.6 million and $34.1 million as of December 31, 2002 and September 30, 2002, respectively.

         In August 2003, TSFG recorded a $2.7 million loss on the early extinguishment of approximately $40.0 million in FHLB advances with a fixed rate of 6.27%, thereby enhancing net interest income. TSFG continues to evaluate the relative cost and benefit of incurring additional prepayment penalties from the early extinguishment of debt.

     Provision for Loan Losses

         The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $16.3 million and $18.0 million in the first nine months of 2003 and 2002, respectively. The lower provision for loan losses was primarily attributable to the liquidation of nonperforming loans on which allocated reserves exceeded net losses incurred.

         Net loan charge-offs were $23.6 million, or 0.69% of average loans held for investment, for the first nine months of 2003, compared with $15.5 million, or 0.54% of average loans held for investment, for the first nine months 2002. Loan charge-offs in the first nine months of 2003 included losses of $8.7 million on Rock Hill Workout Loans, the majority of which were provided for in the allowance for loan losses at year-end. Therefore, the allowance for loan losses declined, and the aforementioned reserved charge-offs had limited impact on the first nine months of 2003 provision for loan losses. The allowance for loan losses equaled 1.30%, 1.58%, and 1.20% of loans held for investment as of September 30, 2003, December 31, 2002, and September 30, 2002, respectively. The significant increase from September 2002 to December 2002 was attributable to the Rock Hill Workout Loans. See "Loans." Excluding the Rock Hill Workout Loans, the allowance for loan losses was 1.18% of loans held for investment as of September 30, 2003.

     Noninterest Income

         Noninterest income totaled $71.6 million in the first nine months of 2003, compared with $41.9 million in the first nine months of 2002. The increase in noninterest income was primarily composed of a $7.7 million increase in gain on sale of available for sale securities, a $5.7 million increase in deposit service charges, a $5.4 million increase in mortgage banking income, a $2.6 million increase in gain on trading and derivative activities, a $2.0 million increase in insurance income, a $1.9 million increase in fees for investment services, and a $2.5 million increase in other, which was largely due to increases in benefit administration fees (due to the API acquisition), debit card income, and other customer fee based services. Table 9 shows the components of noninterest income for the nine months ended September 30, 2003 and 2002.

Table 9
--------------------------------------------------------------------------------------------------------------
COMPONENTS OF NONINTEREST INCOME
--------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                          -------------------------    -----------------------
                                                              2003          2002          2003         2002
                                                              ----          ----          ----         ----
Service charges on deposit accounts                         $ 7,613       $ 6,108       $22,154      $16,436
Mortgage banking income                                       3,804           727         8,537        3,097
Fees for investment services                                  1,946         1,359         6,579        4,639
Bank-owned life insurance                                     2,063         1,877         5,944        5,486
Merchant processing income                                    2,161         1,778         5,568        4,741
Insurance income                                              1,118           254         2,675          636
Gain (loss) on trading and derivative activities                950          (520)        2,057         (494)
Other                                                         2,122           906         5,465        2,932
                                                            -------       -------       -------      -------
   Noninterest income, excluding gain on asset sales         21,777        12,489        58,979       37,473
                                                            -------       -------       -------      -------
Gain on sale of available for sale securities                 4,498           790         8,681        1,005
Gain on equity investments, net                               1,455         3,527         3,330        3,388
Gain on disposition of assets and liabilities                    -             -           601            -
   Gain on asset sales, net                                   5,953         4,317        12,612        4,393
                                                            -------       -------       -------      -------
   Total noninterest income                                 $27,730       $16,806       $71,591      $41,866
                                                            =======       =======       =======      =======

         Noninterest income included gains on asset sales for both the nine months ended September 30, 2003 and 2002. Excluding these net gains on asset sales, noninterest income increased $21.5 million, or 57.4%, in the first nine months of 2003 to $59.0 million from $37.5 million for the corresponding period in 2002.

         During the first nine months of 2003, the gain on equity investments totaling $3.3 million included a $1.9 million gain from the sale of 207,096 shares of NetBank, Inc. common stock and a $1.6 million gain from the sale of community bank stock and corporate bonds. These gains were partially offset by a $183,000 loss associated with the write-down of an investment in a venture capital limited partnership. During the nine months ended September 30, 2002, the gain on equity investments totaling $3.4 million included a $4.7 million gain on the sale of 450,000 shares of NetBank, Inc. common stock. This gain was partially offset by a $1.2 million write-down on RHBT common stock and a $150,000 write-off of an investment in a technology company.

         Service charges on deposit accounts, the largest contributor to noninterest income, rose 34.8% to $22.2 million in the first nine months of 2003 from $16.4 million for the same period in 2002. The increase was attributable to increasing transaction accounts including cash management, improving collection of fees, and revising fee structures to reflect competitive pricing. Average balances for deposit transaction accounts, which impact service charges, increased 47.0% for the same period.

         Mortgage banking income includes origination income and secondary marketing operations (related to current production), mortgage servicing income (net of the related amortization for the mortgage servicing rights and subservicing payments), losses and recoveries related to the impairment of mortgage servicing rights, and gains and losses on sales of portfolio mortgage loans. Mortgage banking income in the first nine months of 2003 increased $5.4 million to $8.5 million from $3.1 million in the first nine months of 2002. Table 10 shows the components of mortgage banking income for the nine months ended September 30, 2003 and 2002.

Table 10
-------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF MORTGAGE BANKING INCOME
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                            -----------------------    ---------------------
                                                              2003          2002         2003          2002
                                                              ----          ----         ----          ----
Origination income and secondary marketing operations        $ 3,693       $ 1,868     $ 9,908       $ 5,045
Net mortgage servicing loss                                     (289)         (372)     (1,275)         (963)
Impairment on mortgage servicing rights                          400          (769)        (96)         (592)
Loss on sale of portfolio mortgage loans                          -             -           -           (393)
                                                             -------       -------     -------       -------
   Total mortgage banking income                             $ 3,804       $   727     $ 8,537       $ 3,097
                                                             =======       =======     =======       =======

         For the first nine months of 2003, origination income and secondary marketing increased 96.4% to $9.9 million from $5.0 million for the first nine months of 2002. Mortgage loans originated by TSFG originators totaled $569.5 million and $325.3 million in the first nine months of 2003 and 2002, respectively. Mortgage origination volumes by TSFG originators increased in the first nine months of 2003 due to lower mortgage loan rates and the hiring of additional mortgage originators.

         TSFG's total servicing portfolio includes mortgage loans owned by Carolina First Bank and Mercantile Bank, and other mortgage loans for which Carolina First Bank owns the rights to service. At September 30, 2003, TSFG's servicing portfolio included 3,677 loans having an aggregate principal balance of $256.5 million. At September 30, 2002, the aggregate principal balance for TSFG's servicing portfolio totaled $560.2 million, significantly higher than September 30, 2003 due to prepayments of loans from increased refinancings as a result of lower interest rates. Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights. TSFG expects its total servicing portfolio to continue to decline since the emphasis of its mortgage banking strategy is on mortgage originations. TSFG sells most of the loans it originates in the secondary market with servicing rights released.

         Mortgage servicing rights, net of the valuation allowance, totaled $2.0 million and $5.6 million at September 30, 2003 and 2002, respectively. In the first nine months of 2003 and 2002, TSFG recorded a $96,000 and $592,000 impairment loss from the valuation of MSRs, respectively. At September 30, 2003 and 2002, the valuation allowance for capitalized mortgage servicing rights totaled $1.9 million and $1.7 million, respectively.

         Fees for investment services, which include trust and brokerage income, for the first nine months of 2003 and 2002, were $6.6 million and $4.6 million, respectively. Brokerage income increased $1.8 million to $4.0 million, primarily from the addition of brokers and improved equity market conditions. Trust income increased $200,000 to $2.5 million. At September 30, 2003 and 2002, the market value of assets administered by the trust department totaled $685.8 million and $621.7 million, respectively.

         Bank-owned life insurance income increased to $5.9 million for the first nine months of 2003 from $5.5 million for the first nine months of 2002 due to increases in cash values. At September 30, 2003, the cash surrender value of bank-owned life insurance totaled $150.1 million. Subsequent to quarter-end, TSFG purchased an additional $25.0 million of life insurance on certain officers, which should increase bank-owned life insurance income. Merchant processing income increased 17.4% to $5.6 million for the nine months ended September 30, 2003 from $4.7 million for the nine months ended September 30, 2002 from attracting new merchants.

         Insurance income increased to $2.7 million for the first nine months of 2003 from $636,000 for the first nine months of 2002, principally from acquiring agencies and leveraging TSFG's customer base. TSFG acquired Gardner Associates in September 2002 and Allied Assurance in September 2003.

         During the first nine months of 2003, gain on trading and derivative activities totaled $2.1 million, compared with a $494,000 loss for the first nine months of 2002. In 2003, TSFG increased its use of derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading and derivative activities. See "Market Risk and Asset/Liability Management - Derivatives and Hedging Activities."

         Other noninterest income totaled $5.5 million for the first nine months of 2003, compared with $2.9 million for the first nine months of 2002. Other noninterest income includes income related to debit cards, customer service fees, international banking services, and other fee-based services. Total income from these fee income sources increased over the prior year due in part to TSFG's rollout of Elevate, a customer-centered sales process. The increase in other noninterest income was largely from increases in benefits administration fees (due to the API acquisition), which increased $867,000, and debit card income, which increased $794,000. As a result of recent VISA/MasterCard legal settlements, effective August 1, 2003, debit card interchange income declined by approximately 30%. TSFG substantially offset this reduction by continued growth in consumer debit card penetration and a modest reduction in debit card expense.

     Noninterest Expenses

         Noninterest expenses increased to $150.0 million in the first nine months of 2003 from $114.4 million in the first nine months of 2002. Noninterest expenses for the nine months ended September 30, 2003 included a $2.7 million loss on the early extinguishment of debt, $2.2 million in merger-related costs, and a $268,000 impairment loss from write-down of assets. For the nine months ended September 30, 2002, noninterest expenses included $4.5 million in merger-related costs, $1.6 million in personnel expenses related to the settlement of certain employment agreements, and a $354,000 loss on the early extinguishment of debt.

         Salaries, wages, and employee benefits increased to $74.0 million in the first nine months of 2003 from $55.3 million in the first nine months of 2002. Full-time equivalent employees increased to 1,726 from 1,593 as of September 30, 2003 and 2002, respectively. The increase in personnel expense was primarily attributable to the 2002 acquisitions (which occurred during the last four months of the year), the API acquisition in 2003, hiring new revenue-producing associates (at a higher cost per full-time equivalent employee), and recording higher levels of incentive pay. Restricted stock plan awards, which are expensed to salaries and wages, increased to $3.1 million in the first nine months of 2003 from $1.7 million in the first nine months of 2002. Salaries, wages, and employee benefits declined to $23.7 million in the third quarter 2003 from $25.7 million in the second quarter 2003, primarily due to the reduction of estimated incentive compensation accruals for the year and changes in vesting schedules.

         Occupancy expense increased to $14.0 million for the nine months ended September 30, 2003 from $11.2 million for the corresponding period of 2002, primarily from the addition of branch offices from the 2002 acquisitions. Furniture and equipment increased $2.2 million to $13.3 million for the first nine months of 2003 from $11.1 million for the same period in 2002. The increase in furniture and equipment expense was primarily attributable to increases in depreciation and additional maintenance agreements principally from the acquisitions in the last four months of 2002.

         The increase in professional fees to $4.7 million for the first nine months of 2003 from $3.9 million for the first nine months of 2002 was partially related to deposit pricing and fee initiatives. The increase in merchant processing expense to $4.3 million for the first nine months of 2003 from $3.8 million for the first nine months of 2002 was offset by related revenue increases. Telecommunication expense increased $941,000 to $3.5 million for the first nine months of 2003 from $2.5 million in the first nine months of 2002 principally from the acquisitions in the last four months of 2002.

         Amortization of intangibles increased to $2.2 million for the nine months ended September 30, 2003 from $831,000 for the nine months ended September 30, 2002. This increase was primarily attributable to the addition of core deposit premiums in the third and fourth quarters of 2002 for the CBT, Rock Hill Bank, and Gulf West acquisitions, which totaled $12.3 million. In addition, TSFG added customer list intangibles and non-compete agreement intangibles with the acquisitions of Gardner Associates and API.

         TSFG incurred pre-tax merger-related costs of $2.2 million in the first nine months of 2003 in connection with the 2002 acquisitions of CBT, Rock Hill Bank, Gardner Associates, and Gulf West, and the 2003 acquisition of API. In the third quarter 2002, TSFG incurred pre-tax merger-related costs of $4.5 million in connection with the Gulf West acquisition. See Part I, Item 1, Note 13 to the Consolidated Financial Statements. In connection with the acquisition of MBFC, TSFG expects to incur between approximately $4 million and $4.5 million in pre-tax merger-related costs, largely in the fourth quarter 2003.

         In August 2003, TSFG recorded a loss on early extinguishment of debt totaling $2.7 million for prepayment penalties for FHLB advances totaling $40.0 million with a fixed interest rate of 6.27%. In the third quarter 2002, TSFG recorded a loss on early extinguishment of debt totaling $354,000 for the unamortized issuance costs associated with redeeming $26.3 million of 9.00% Subordinated Notes Due 2005.

         Other noninterest expenses increased $7.4 million to $28.4 million in the first nine months of 2003 from $21.0 million in the first nine months of 2002. The overall increase in other noninterest expenses was principally attributable to increases in loan collection, travel, insurance, advertising, debit card, and supplies expenses.

     Income Taxes

         The effective income tax rate as a percentage of pretax income remained relatively constant at 31.3% for the first nine months of 2003 and 31.8% for the first nine months of 2002. TSFG expects the effective income tax rate for 2003 to remain at approximately 31% or decline slightly. The blended statutory federal and state income tax rate was 36.94% for both of these periods.

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

     Third Quarter Results

         Net income for the three months ended September 30, 2003 totaled $23.9 million, up 61.7% compared with $14.8 million for the three months ended
September 30, 2002. Earnings per diluted share for the three months ended September 30, 2003 were $0.50, a 42.9% increase from earnings per diluted share of $0.35 for the three months ended September 30, 2002. Higher net interest income, fee income initiatives, higher mortgage banking income, and gains on sales of available for sale securities contributed to the increases in net income and earnings per diluted share. This earnings growth was partially offset by higher noninterest expenses, including a loss on early extinguishment of debt.

         Fully tax-equivalent net interest income totaled $64.6 million, an increase of $8.8 million, or 15.7%, compared with the third quarter of 2002. Net interest income increased from a 41.5% growth in average earning assets, partially offset by a decline in the net interest margin. The net interest margin declined to 3.08% in the third quarter 2003 from 3.77% in the same period in 2002. The decrease in the net interest margin was largely attributable to higher investment securities (which generally have a lower yield than loans), downward repricing of fixed rate commercial loans, and deposit rates approaching lower limits due to historically-low interest rates.

         Noninterest income for the three months ended September 30, 2003 and 2002 included pre-tax gains on asset sales of $6.0 million and $4.3 million, respectively. See "Earnings Review - Noninterest Income" for details on the gains on asset sales. Noninterest income, excluding the gains on asset sales, increased 74.4% to $21.8 million for the third quarter of 2003 compared with

$12.5 million for the third quarter of 2002. Mortgage banking income, service charges on deposits, gains on trading and derivative activities, and insurance income drove the increases in noninterest income. For the three months ended September 30, 2003, TSFG recorded a $400,000 impairment recovery from the value of mortgage servicing rights, compared to a $769,000 impairment loss for the corresponding period in 2002.

         For the third quarter 2003, noninterest expenses included the following pre-tax other items: a $2.7 million loss on the early extinguishment of debt and $345,000 in merger-related costs. For the three months ended September 30, 2002, noninterest expenses included the following pre-tax other items: $4.5 million in merger-related costs, $1.6 million in salary and wages related to the settlement of certain employment agreements, and a $354,000 loss on the early extinguishment of debt. Noninterest expenses, excluding other items, increased 27.3% to $47.5 million for the third quarter 2003 from $37.3 million for the third quarter 2002, which is primarily attributable to the 2002 acquisitions (which occurred during the last four months of the year) and increased personnel expense from hiring new revenue-producing associates (at a higher cost per full-time equivalent employee) and recording higher levels of incentive pay. Salaries, wages, and employee benefits declined to $23.7 million in the third quarter 2003 from $25.7 million in the second quarter 2003, primarily due to the reduction of estimated incentive compensation accruals for the year and changes in vesting schedules.

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

         Table 11 shows TSFG's financial instruments that are sensitive to changes in interest rates as well as TSFG's interest sensitivity gap at September 30, 2003. The carrying amounts of rate-sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature. For assets, projected repayments, anticipated principal prepayments, and potential calls are taken into account. To reflect anticipated prepayments, certain asset categories are shown in Table 11 using estimated cash flows rather than contractual cash flows. For core deposits without contractual maturities (i.e., interest checking, savings, money market, and noninterest-bearing deposit accounts), Table 11 presents principal cash flows based on management's judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and calls differ from TSFG's historical experience and management's judgment.


Table 11
--------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP ANALYSIS
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                       0-3          4-12          Two to         After
                                                      Months       Months      Three Years    Three Years       Total
                                                      ------       ------      -----------    -----------       -----
Interest-sensitive assets
Earning assets
  Loans                                             $2,984,362     $ 784,452      $ 927,956      $ 206,201    $ 4,902,971
  Investment securities (1)                          1,033,259       684,103      1,019,495        776,042      3,512,899
  Federal funds sold                                         -             -              -              -              -
  Interest-bearing balances with other banks             7,208           750              -              -          7,958
                                                    ----------    ----------     ----------      ---------    -----------
     Total earning assets                           $4,024,829    $1,469,305     $1,947,451      $ 982,243    $ 8,423,828
                                                    ==========    ==========     ==========      =========    ===========

Interest-sensitive liabilities
Liabilities
Interest-sensitive liabilities
  Interest-bearing deposits
  Interest checking                                        $ -     $ 182,598      $ 213,031      $ 213,031      $ 608,660
  Savings                                                    -        14,335         71,674         57,339        143,348
  Money market                                       1,625,787       121,614         86,867         86,867      1,921,135
  Certificates of deposit                              444,157     1,000,566        248,129         88,101      1,780,953
                                                    ----------    ----------     ----------      ---------    -----------
     Total interest-bearing deposits                 2,069,944     1,319,113        619,701        445,338      4,454,096
     Other Deposits (2)                                      -        81,192        405,960        324,767        811,919
 Borrowings                                          1,834,597       660,814        392,362        211,577      3,099,350
                                                    ----------    ----------     ----------      ---------    -----------
     Total interest-sensitive liabilities            3,904,541     2,061,119      1,418,023        981,682      8,365,365

Periodic interest-sensitive gap                        120,288      (591,814)       529,428            561         58,463

Notional amount of interest rate swaps                (506,500)      397,000        155,000        (45,500)             -
                                                    ----------    ----------     ----------      ---------    -----------

Periodic interest-sensitive gap after interest
 rate swaps                                         $ (386,212)   $ (194,814)    $ 684,428       $ (44,939)   $    58,463
                                                    ==========    ==========     ==========      =========    ===========

 Cumulative interest -sensitive gap                 $ (386,212)   $ (581,026)    $ 103,402       $  58,463    $         -
                                                    ==========    ==========     ==========      =========    ===========

(1) Investment securities exclude the unrealized loss on available for sale securities of $2.2 million.
(2) Other deposits consist of noninterest-bearing deposits, which respond in part to changes in interest rates.


         As indicated in Table 11, as of September 30, 2003, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability-sensitive position of $581.0 million, or 6.3% of total assets. This static gap liability sensitive position resulted primarily from the increase in the money market balances, which reprices immediately following changes in the prime rate, and from funding some of the securities purchased during the first nine months of 2003 with repurchase agreements that reprice within one year.

         The forecast used for earnings at risk analysis simulates TSFG's consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates gradually increase 100 and 200 basis points and decrease 100 basis points over the next twelve-month period. These rates assume a parallel shift in the treasury yield curve, except for lower limits in the declining rate scenario as discussed below. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates. Table 12 shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using the "most likely" projected balance sheet.

TABLE 12
EARNINGS AT RISK ANALYSIS

                                   ANNUALIZED HYPOTHETICAL PERCENTAGE CHANGE IN
    INTEREST RATE SCENARIO                     NET INTEREST INCOME
    ----------------------                     -------------------
             2.00%                                     1.83%
             1.00                                      0.78
             Flat                                        -
            (1.00)                                    (1.55)


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

         Although net interest income declines in the 100 basis point declining rate scenario, lower limits are in place, which limit the rate declines and the impact on net interest income. Due to the low level of current interest rates, many of the key rates (such as Federal Funds and three month LIBOR), which the majority of the balance sheet items are indexed to in the model, are not lowered the full 100 basis points. The floors placed on these key rates restrict the reduction in both interest income and expense in the declining rate scenario. In addition, many deposit rates are reaching what management believes to be an acceptable lower limit thus limiting the interest expense reduction from repricing deposits by the entire 100 basis points.

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

         In connection with its interest rate management activities, TSFG uses futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS 133. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. In 2003, TSFG increased its use of derivatives. During the first nine months of 2003, gain on trading and derivative activities totaled $2.1 million, compared with a $494,000 loss for the first nine months of 2002. At September 30, 2003, TSFG had no open futures or options contracts.

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

         In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. At September 30, 2003, the fair value of derivative assets totaled $1.1 million and was related to cash flow hedges. At September 30, 2003, the fair value of derivative liabilities totaled $6.6 million and was related to fair value hedges and derivatives with no hedging designation.

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

         TSFG's off-balance sheet arrangements, which principally include lending commitments, derivatives, and stock-related agreements, are described below. At September 30, 2003 and 2002, TSFG had no interests in non-consolidated special purpose entities.

         Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business.

         For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2003, commercial and retail loan commitments totaled $1.0 billion. Documentary letters of credit are typically issued in connection with customers' trade financing requirements and totaled $9.3 million at September 30, 2003. Unused business credit card lines, which totaled $16.2 million at September 30, 2003, are generally for short-term borrowings.

         Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG's customer to perform under the terms of an underlying contract with the third party or obligates TSFG to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer's delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will generally be drawn only when the underlying event fails to occur as intended. TSFG can seek recovery of the amounts paid from the borrower. In addition, some of these standby letters of credit are collateralized. Commitments under standby letters of credit are usually for one year or less. At September 30, 2003, TSFG had a recorded liability of $100,000 for deferred fees received on standby letters of credit, which was the estimated fair value of the obligation to perform as a guarantor. No contingent liability was determined to be necessary relating to TSFG's obligation to perform as a guarantor. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2003 was $86.7 million.

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

         At September 30, 2003, the fair value of derivative assets totaled $1.1 million and was related to cash flow hedges. At September 30, 2003, the fair value of derivative liabilities totaled $6.6 million and was related to fair value hedges and derivatives with no hedging designation. The related notional amounts, which are not recorded on the consolidated balance sheets, totaled $96.1 million for the derivative assets and $656.5 million for the derivative liabilities.

         Credit Life & Disability Insurance. Carolina First Guaranty Reinsurance, Ltd. ("CFGRL"), a wholly-owned subsidiary of TSFG, offers credit life and disability insurance up to a single policy limit of $100,000 to customers of the Subsidiary Banks. As of September 30, 2003, CFGRL had in force insurance not recorded on the consolidated balance sheets of $30.7 million. A loss reserve, determined based on reported and past loss experience of in force policies, of $177,000 was included in other liabilities at September 30, 2003.

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

LIQUIDITY

         Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Subsidiary Banks through customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities and paydowns of securities, temporary investments, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A substantial majority of TSFG's securities are pledged.

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

         The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of September 30, 2003, totaled $927.6 million. At September 30, 2003, the Subsidiary Banks had approximately $813.2 million of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional
FHLB-qualifying collateral. At September 30, 2003, the Subsidiary Banks had unused short-term lines of credit totaling approximately $275.8 million (which are withdrawable at the lender's option).

         The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At September 30, 2003, the Subsidiary Banks had qualifying collateral to secure advances up to $628.6 million, of which none was outstanding.

         At September 30, 2003, the parent company had an unused short-term line of credit totaling $10.0 million (which is withdrawable at the lender's option and matures June 30, 2004).

         In the normal course of business, to meet the financial needs of its customers, TSFG, principally through the Subsidiary Banks, enters into agreements to extend credit. For amounts and types of such agreements at September 30, 2003, see "Off-Balance Sheet Arrangements." Increased demand for funds under these agreements would reduce TSFG's liquidity and could require additional sources of liquidity.

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

     Accounting for Derivative Instruments and Hedging Activities

         Effective July 1, 2003, TSFG adopted SFAS No. 149, ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The initial adoption of this standard did not have a material impact on the financial condition or results of operations of TSFG.

     Accounting for Variable Interest Entities

         Effective July 1, 2003, TSFG adopted FIN 46, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. TSFG had no impact upon adoption since it had no interests in entities, which it considers to be included within the scope of FIN 46.

         On October 31, 2003, the FASB proposed a modification and interpretation of FIN 46. Evaluations of the impact of FIN 46 and SFAS 150, on the treatment of debt associated with trust preferred securities is in process. TSFG currently consolidates the trusts, which issued TSFG's trust preferred securities, in its consolidated financial statements and reports the related debt instruments, referred to as debt associated with trust preferred securities, as a liability on its consolidated balance sheet. Under one potential interpretation of FIN 46, TSFG's trusts, which have issued TSFG's trust preferred securities, would no longer be included in TSFG's consolidated financial statements. Conversely, SFAS 150 requires the consolidation of these subsidiaries and the presentation of the related debt instruments as a liability.

     Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

         Effective July 1, 2003, TSFG adopted SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, as liabilities or assets in some circumstances. Forward contracts to repurchase an issuer's equity shares that require physical settlement in exchange for cash are initially measured at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. TSFG had no impact upon adoption since it had no financial instruments, which it considers to be included within the scope of SFAS 150.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Market Risk and Asset/Liability Management" in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

         As of September 30, 2003 and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"), TSFG's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), conducted an evaluation of the effectiveness and design of TSFG's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, TSFG's CEO and CFO concluded, as of September 30, 2003, that TSFG's disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by TSFG, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Changes in Internal Controls

         In addition and as of September 30, 2003, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2003 that have materially affected or is reasonably likely to materially affect, the internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         See Note 9 to the Consolidated Financial Statements for a discussion of legal proceedings.

ITEM 2   CHANGE IN SECURITIES AND USE OF PROCEEDS

         On September 22, 2003, TSFG acquired 100% of the capital stock of Allied Assurance, an independent insurance agency headquartered in Columbia, South Carolina. In connection with the acquisition, TSFG issued 2,365 shares of common stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933 insofar as Allied Assurance had only one shareholder.

         On October 20, 2003, the Board of Directors of TSFG approved the redemption of the outstanding Common Stock Purchase Rights under the Amended and Restated Shareholders Rights Agreement dated December 18, 1996. No action is required on behalf of shareholders.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         4.1 Amendment and Termination of Shareholder Rights Agreement dated October 20, 2003. Incorporated by reference to Exhibit
                  4.1 of TSFG's Current Statement on Form 8-K dated October 20, 2003.

         31.1 Certification of the Principal Executive Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes -Oxley Act of 2002).

         31.2 Certification of the Principal Financial Officer pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes -Oxley Act of 2002).

         32.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of
                  2002).

         32.2 Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of
                  2002).

(b) Reports on Form 8-K

         Form 8-K dated August 22, 2003 announcing under Item 5 that TSFG had received approval from the Federal Reserve Bank in Richmond, VA to consummate its acquisition of MBFC.

         Form 8-K dated October 3, 2003 announcing under Items 2 and 7 that TSFG had completed its acquisition of MBFC.

         Form 8-K dated October 20, 2003 furnishing under Items 7 and 12 TSFG's third quarter earnings release and disclosing under Item 5 TSFG's termination of its exisitng Shareholder Rights Agreement.

         Form 8-K dated October 22, 2003 furnishing under Item 9 supplemental forward-looking financial information.

         Form 8-K  dated  November  5,  2003  announcing  under  Item 5  certain
         information   regarding  offering  expenses  related  to  TSFG's  shelf
         registration statement.

         Form 8-K dated November 5, 2003 filing under Items 5 and 7 the underwriting agreement and certain other exhibits relating to TSFG's public offering of common stock, and furnishing under Item 9 a press release regarding such offering.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 The South Financial Group, Inc.


Date: November 13, 2003          /s/ William S. Hummers III
                                 ---------------------------
                                 William S. Hummers III
                                 Vice Chairman and Executive Vice President