Form 10-K
period 2003-12-31
SOUTH FINANCIAL GROUP INC
filed 2004-03-15
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

| |	TRANSACTION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-15083

The South Financial Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

102 South Main Street, Greenville, South Carolina	29601
(Address of principal executive offices)	(Zip Code)

(864) 255-7900
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes |X|       No |   |.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     |X|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|.

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2003, was approximately $1.0 billion.

        The number of shares of the Registrant’s common stock, $1.00 par value, outstanding on March 1, 2004 was 59,534,491.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document	Location in Form 10-K
Portions of Proxy Statement dated March 17, 2004	Part III

The Exhibit Index begins on page 102.

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

        TSFG’s subsidiaries provide a full range of financial services, including cash management, insurance, investments, mortgage, and trust services, designed to meet substantially all of the financial needs of its customers. TSFG currently conducts business through 76 branch offices in South Carolina, 24 in North Carolina, 34 in northern and central Florida and one in Virginia. At December 31, 2003, TSFG had $10.7 billion in assets, $5.8 billion in loans, $6.0 billion in deposits, $979.9 million in shareholders’ equity, and $1.6 billion in market capitalization.

        TSFG began its operations in 1986 with the de novo opening of Carolina First Bank in Greenville. Its opening was undertaken, in part, in response to opportunities resulting from the takeovers of several South Carolina-based banks by larger southeastern regional bank holding companies in the mid-1980s. In the late 1990‘s, TSFG perceived a similar opportunity in northern and central Florida where banking relationships were in a state of flux due to the acquisition of several larger Florida banks. In 1999, TSFG entered the Florida market with the same strategy of capitalizing on the environment created by these acquisitions.

        TSFG has pursued a strategy of growth through internal expansion and the acquisition of financial institutions and branch locations in selected market areas. TSFG targets markets for expansion that exceed the Southeastern and United States medians for household growth and per capita income growth. TSFG has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers. Since inception, TSFG has consummated 15 acquisitions of financial institutions, four non-bank financial service providers, and two insurance agencies. Approximately 40% of TSFG’s growth has come from acquisitions. On January 20, 2004, TSFG signed a definitive agreement to acquire CNB Florida Bancshares, Inc. (“CNB”), which operates 16 branch offices in Northeast Florida and had approximately $820 million in total assets at December 31, 2003.

        At December 31, 2003 and 2002, TSFG had no non-consolidated special purpose entities.

Subsidiary Banks

        TSFG manages its banking subsidiaries by dividing its franchise into 9 banking markets, each run by a market president. This structure allows TSFG to operate like a community bank focusing on personal customer service. However, because of the size of the overall organization, TSFG’s subsidiary banks can also offer a full range of sophisticated products and services more typical of larger regional banks.

        Carolina First Bank. Carolina First Bank, headquartered in Greenville, South Carolina, engages in a general banking business through Carolina First Bank/South Carolina, which serves South Carolina and coastal North Carolina, and Carolina First Bank/North Carolina, which serves western North Carolina. Carolina First Bank operated through 100 branches with $8.5 billion in assets, $4.4 billion in loans, and $4.5 billion in deposits at December 31, 2003.

        Carolina First Bank/South Carolina operated through 81 branches with $3.7 billion in loans and $3.8 billion in deposits at December 31, 2003. It currently focuses its operations in the following five principal market areas:

  the Greenville and Anderson metropolitan area (located in the Upstate region of South Carolina);
  the Rock Hill, or greater South Charlotte, metropolitan area (located in the Piedmont region of South Carolina);
  the Columbia metropolitan area (located in the Midlands region of South Carolina);
  the Myrtle Beach, Georgetown, and Wilmington metropolitan areas (located in Coastal region of South Carolina and North Carolina ); and
1

  the Charleston and Hilton Head metropolitan areas (located in the lower Coastal region of South Carolina).

        These principal market areas represent the largest Metropolitan Statistical Areas in the state. In addition, approximately one-fourth of Carolina First Bank/South Carolina’s branch locations are in other counties, which are not a part of these metropolitan areas.

        Carolina First Bank/North Carolina operated through 19 branch offices in western North Carolina with $654.5 million in loans and $641.3 million in deposits at December 31, 2003. It currently concentrates its operations in the Hendersonville and Ashville metropolitan areas.

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

        Carolina First Bank targets small and middle market businesses and consumers in its market areas. Carolina First Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans through direct and indirect channels, residential mortgage originations, cash management programs, trust functions, safe deposit services, and certain insurance and brokerage services. In 1999, Carolina First Bank began offering Internet banking services, including bill payment, through Carolina First Bank’s web site and Bank CaroLine, an Internet-only banking product. The Federal Deposit Insurance Corporation (“FDIC”) insures Carolina First Bank’s deposits, limited to $100,000 per depositor.

        Mercantile Bank. Mercantile Bank, headquartered in Orlando, Florida, engages in a general banking business through 34 branches with $2.3 billion in assets at December 31, 2003. It currently focuses on three principal Florida market areas:

  the Orlando metropolitan area (located in the Central Florida region);
  the Tampa Bay metropolitan area (located in the Tampa Bay region); and
  the Jacksonville metropolitan area (located in the North Florida region).

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

        Mercantile Bank targets small and middle market businesses and consumers in its market areas. Mercantile Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans through direct and indirect channels, residential mortgage originations, cash management programs, trust functions, safe deposit services, and certain insurance and brokerage services. In 2000, Mercantile Bank began offering Internet banking services, including bill payment, through Mercantile Bank’s web site. The FDIC insures Mercantile Bank’s deposits, limited to $100,000 per depositor.

        Community National Bank. TSFG also owns Community National Bank, headquartered in Pulaski, Virginia, which engages in a general community-oriented commercial and consumer banking business through one branch office and one loan production office in Pulaski, Virginia. This stand-alone banking subsidiary was acquired as part of TSFG’s acquisition of MountainBank Financial Corporation (“MBFC” or “MountainBank”), which closed on October 3, 2003. Community National Bank is outside TSFG’s geographic market focus. Accordingly, on February 3, 2004, TSFG entered into a definitive asset sale agreement to sell substantially all of the assets and liabilities of Community National Bank.

Non-Bank Subsidiaries

        TSFG has a number of non-bank subsidiaries. The following describes certain of these subsidiaries.

        American Pensions, Inc. In 2003, TSFG acquired American Pensions, Inc. (“API”), which is a benefit plan administrator headquartered in Mount Pleasant, South Carolina. At December 31, 2003, API had 215 corporate accounts and managed $256.4 million in plan assets.

        Carolina First Community Development Corporation. In 2003, Carolina First Bank formed a new subsidiary, Carolina First Community Development Corporation (“CFCDC”), to underwrite future low-income community business loans. CFCDC has been certified by the Department of the Treasury as a qualified Community Development Entity and meets the eligibility requirements for participation in the New Markets Tax Credit Program.

        CF Investment Company. CF Investment Company (“CF Investment”), headquartered in Greenville, South Carolina, is licensed through the Small Business Administration, as a Small Business Investment Company. CF Investment’s principal focus is investing in companies that have a bank-related technology or service that TSFG or its subsidiaries can use. As of December 31, 2003, CF Investment had invested $1.8 million in three companies. The estimated fair value for these investments, which are recorded in other assets, approximates the cost basis.

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

        REIT Subsidiaries. In 2001 and 2003, TSFG formed three real estate investment trust subsidiaries (“REITs”), which have issued preferred and debt securities to institutional investors as a means of raising capital. They do not engage in other activities apart from the internal management of their assets and liabilities.

        South Financial Asset Management, Inc. In December 2002, TSFG formed South Financial Asset Management, Inc. (“SFAM”) for the purpose of engaging in an asset management business. SFAM is a registered investment advisor and targets large endowments, pension funds and similar entities for fund management. SFAM is majority-owned by TSFG, but has a minority interest equity holder.

Business Segments

        Item 8, Note 33 to the Consolidated Financial Statements discusses TSFG’s business segments, which information is incorporated herein by reference.

Economic and Industry-Wide Risk Factors

        TSFG’s revenue and credit performance is impacted by U.S. and specifically Southeastern economic conditions, including but not limited to the level of interest rates, price compression, competition, bankruptcy filings and unemployment rates, as well as political policies, regulatory guidelines and general developments. TSFG remains diversified in its products and customers and continues to monitor the economic situations in all areas of operations to achieve growth and limit risk.

        Credit risk, an industry-wide factor, is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises in many of TSFG’s business activities, most prominently in its lending activities, derivative activities, security transactions, and when TSFG acts as an intermediary on behalf of its customers and other third parties. TSFG has a risk management system based on policies and control processes designed to help ensure compliance with those policies.

        TSFG’s business is also subject to market risk, which arises in the normal course of business and includes liquidity risk and price risk. Liquidity risk is the risk that an individual or entity, will be unable to meet a financial commitment to a customer, creditor, or investor when due. Price risk is the risk to earnings that arises from changes in interest rates, equity and commodity prices, and in their implied volatilities.

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or external events. It includes reputation and franchise risks associated with business practices or market conduct that TSFG may undertake. TSFG has an operational risk management system based on policies and control processes that are designed to help ensure compliance with those policies. These policies and control processes comply with the Gramm-Leach-Bliley Act and other regulatory guidance.

        The economic outlook appears to be improving for 2004 and is generally viewed as stable. Management views this news favorably, but realizes that economic forecasts are not always reliable. TSFG is positioned to benefit from potential improvement in the economy.

Competition

        Each of TSFG’s markets is highly competitive with the largest banks in their respective state represented. The competition among the various financial institutions is based upon a variety of factors including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, TSFG competes with other financial institutions, such as securities firms, insurance companies, credit unions, leasing companies, and finance companies.

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

Employees

        At December 31, 2003, TSFG and its subsidiaries employed 1,918 full-time equivalent employees. TSFG provides a variety of benefit programs including retirement and stock ownership plans as well as health, life, disability, and other insurance. TSFG also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility. TSFG believes that its relations with employees are good.

Web Site Access to TSFG’s Filings with the Securities and Exchange Commission

        All of TSFG’s electronic filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

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

        The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Due to the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, TSFG can make no prediction as to the future impact that changes in interest rates, securities, deposit levels, or loan demand may have on its business and earnings.

Impact of Inflation

        Unlike most industrial companies, the assets and liabilities of financial institutions such as TSFG’s subsidiaries are primarily monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. TSFG strives to manage the effects of inflation through its asset/liability management processes.

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

        Beginning June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

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

        TSFG, through its banking subsidiaries, is also subject to regulation by the South Carolina and Florida state banking authorities. TSFG must receive the approval of these state authorities prior to engaging in the acquisitions of banking or nonbanking institutions or assets. It also must file periodic reports with these authorities showing its financial condition and operations, management, and intercompany relationships between TSFG and its subsidiaries.

        Carolina First Bank and Mercantile Bank. Carolina First Bank and Mercantile Bank are FDIC-insured, state-chartered banking corporations and are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC, South Carolina State Board of Financial Institutions in the case of Carolina First Bank, and State of Florida Department of Banking and Finance in the case of Mercantile Bank. These statutes, rules, and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of Carolina First Bank and Mercantile Bank. The FDIC has broad authority to prohibit Carolina First Bank or Mercantile Bank from engaging in what it determines to be unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks, and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings. Carolina First Bank and Mercantile Bank are not members of the Federal Reserve System.

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

        CF Investment Company. CF Investment is licensed through the Small Business Administration as a Small Business Investment Company. It is subject to regulation and supervision by the Small Business Administration.

        Other Regulations. Interest and certain other charges collected or contracted for by TSFG subsidiaries are subject to state usury laws and certain federal laws concerning interest rates. TSFG’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers. The deposit operations of Carolina First Bank and Mercantile Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic services.

      Dividends

        The holders of TSFG’s common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. As a legal entity separate and distinct from its subsidiaries, TSFG depends on the payment of dividends from its subsidiaries for its revenues. Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered “undercapitalized,” as that term is defined in applicable regulations. South Carolina and Florida banking regulations restrict the amount of dividends that the subsidiary banks can pay to TSFG, and may require prior approval before declaration and payment of any excess dividend.

      Capital Adequacy

       TSFG.   The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “tier 1 capital,” principally consisting of common stockholders’ equity, non-cumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and mandatorily redeemable preferred stock, less certain goodwill items. The remainder (tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies, including TSFG, are required to maintain a ratio of at least 4.0%. At December 31, 2003, TSFG’s capital levels exceeded both the risk-based capital guidelines and the applicable minimum leverage capital ratio.

        Carolina First Bank and Mercantile Bank. Carolina First Bank and Mercantile Bank are subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of tier 1 capital to total assets; all other banks, including Carolina First Bank and Mercantile Bank, are required to maintain an absolute minimum leverage ratio of not less than 4%. As of December 31, 2003, Carolina First Bank and Mercantile Bank exceeded each of the applicable regulatory capital requirements.

      Deposit Insurance Assessments

        Carolina First Bank and Mercantile Bank are subject to insurance assessments imposed by the FDIC. The FDIC has a risk-based assessment schedule where the actual assessment to be paid by each FDIC-insured institution is based on the institution’s assessment risk classification. This classification is determined based on whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessment rate for the first quarter 2004 is 0.0152% (annualized) for both BIF-insured deposits and SAIF-insured deposits. This rate is set quarterly and may change during the year. Carolina First Bank’s total deposits that were formerly associated with thrift institutions (approximately 30% of total deposits) are subject to SAIF insurance assessments imposed by the FDIC.

      Other Safety and Soundness Regulations

        Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon the capitalization of the institutions. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater. A bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4%; (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 2003, Carolina First Bank and Mercantile Bank each met the definition of well capitalized.

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

      Sarbanes-Oxley Act of 2002

        On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. It mandated sweeping reforms and implemented a number of requirements for public companies. TSFG has complied with the reforms and new requirements, which included the following:

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

        On May 27, 2003, final rules and amendments, which govern management’s reporting on internal control over financial reporting and certification of disclosures in Exchange Act periodic reports, were signed into law. For TSFG, these rules take effect for the year ended December 31, 2004. Among the reforms and new requirements, which will be included in TSFG’s 2004 annual report, are the following:

  It requires a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting.
  It requires a statement identifying the framework used by management to evaluate the effectiveness of internal control over financial reporting.
  Management discusses its assessment of the effectiveness of internal control over financial reporting.
  It requires a statement that the issuer’s independent auditor has issued an attestation report on management’s assessment.
9

        These final rules and amendments to the Sarbanes-Oxley Act will have a meaningful impact on TSFG’s operations, TSFG does not believe that it will be affected by the aforementioned reforms and amendments in ways, which are materially different or more onerous than other public companies of similar size and nature.

Item 2.     Properties

        TSFG’s principal executive offices are located at 102 South Main Street, Greenville, South Carolina. TSFG leases approximately 111,000 square feet of this location, which also houses Carolina First Bank’s Greenville main office branch. The majority of TSFG’s administrative functions presently reside at this location. TSFG owns a 100,000 square foot building in Lexington, South Carolina, the headquarters for CF Technology, which houses the technology, operations, and mortgage departments. TSFG leases the land for the CF Technology building under a 30 year lease. In addition, TSFG leases non-banking office space in 12 locations in South Carolina and Florida.

        At December 31, 2003, TSFG operated 135 branch offices, including 76 in South Carolina, 24 in North Carolina, 34 in Florida and one in Virginia. Of these locations, TSFG or one of its subsidiaries owns 74 locations, which includes eight locations with land leases, and leases 60 locations. In addition, TSFG leases one mortgage loan office and one stand alone ATM location.

        TSFG believes that its physical facilities are adequate for its current operations.

Item 3.     Legal Proceedings

        See Item 8, Note 22 to the Consolidated Financial Statements for a discussion of legal proceedings, which information is incorporated herein by reference.

Item 4.     Submission of Matters to a Vote of Shareholders

        No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2003.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity
                Securities

Market for Common Stock and Related Matters.

        TSFG’s common stock trades on The Nasdaq Stock Market under the symbol TSFG. At December 31, 2003, TSFG had 8,896 shareholders of record and 59,064,375 shares outstanding. See Item 7, “Capital Resources and Dividends” and Item 8, Notes 26 and 27 to the Consolidated Financial Statements for a discussion of capital stock and dividends, which information is incorporated herein by reference.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2003
Common stock price:
High	$ 29.58	$ 25.99	$ 25.38	$ 22.06
Low	24.50	22.90	21.60	19.25
Close	27.75	25.03	23.13	21.65
Cash dividend declared	0.15	0.14	0.14	0.14
Volume traded	22,312,042	10,205,766	12,528,964	11,949,964

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2002
Common stock price:
High	$ 23.09	$ 22.81	$ 24.29	$ 20.49
Low	18.62	18.11	19.96	17.51
Close	20.66	21.09	22.41	20.35
Cash dividend declared	0.14	0.12	0.12	0.12
Volume traded	7,136,701	10,688,819	8,200,464	7,756,297

Unregistered Sales of Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
October 1, 2003 to October 31, 2003	1,492	(1)	$ 26.68	--	--
November 1, 2003 to November 30, 2003	--		--	--	--
December 1, 2003 to December 31, 2003	--		--	--	--

Total	1,492		$ 26.68	--	1,289,502

(1)     These shares were canceled in connection with option exercises.

Item 6.        Selected Financial Data

        The following selected financial data should be read in conjunction with TSFG's consolidated financial statements and the accompanying notes presented elsewhere herein.

SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(dollars in thousands, except share data)

	Years Ended December 31						Five-Year Compound
	2003	2002	2001	2000	1999	1998	Growth Rate
Income Statement Data
Net interest income	$272,591	$218,252	$174,777	$167,111	$174,614	$149,341	12.8%
Provision for loan losses	20,581	22,266	22,045	23,378	18,273	15,646	5.6
Noninterest income	95,490	59,640	53,484	48,545	59,649	34,924	22.3
Noninterest expenses (1)	202,043	156,176	141,321	152,340	147,674	109,857	13.0
Merger-related costs (recoveries)	5,127	6,664	(501)	29,198	7,155	3,526	n/m
Net income	95,058	59,158	41,892	6,989	40,450	34,656	22.4

Per Common Share Data
Net income, basic	$1.93	$1.42	$1.00	$0.16	$0.95	$0.90	16.5%
Net income, diluted	1.89	1.38	0.98	0.16	0.93	0.87	16.8
Book value (December 31)	16.59	13.66	11.11	11.04	11.55	10.64	9.3
Market price (December 31)	27.75	20.66	17.75	13.25	18.25	25.31	1.9
Cash dividends declared	0.57	0.50	0.45	0.41	0.37	0.33	11.6
Dividend payout ratio	30.16%	36.23%	45.92%	256.25%	39.78%	37.93%

Balance Sheet Data (Year End)
Total assets	$10,719,401	$7,941,010	$6,029,442	$5,220,554	$4,768,656	$4,136,647	21.0%
Securities	4,007,571	2,572,186	1,643,395	899,544	964,146	729,993	40.6
Loans (2)	5,761,824	4,501,229	3,736,763	3,735,182	3,291,720	2,841,077	15.2
Allowance for loan losses (2)	73,287	70,275	44,587	43,024	33,756	29,812	19.7
Total earning assets	9,783,087	7,127,160	5,479,252	4,651,807	4,262,837	3,664,392	21.7
Deposits	6,028,649	4,592,510	3,605,255	3,894,662	3,481,651	3,302,523	12.8
Long-term debt	2,702,879	1,221,511	411,294	318,326	314,279	116,125	87.7
Shareholders' equity	979,869	646,799	458,174	468,653	500,590	450,989	16.8
Nonperforming assets (2)	60,774	74,186	43,857	21,514	13,972	9,119	46.1

Balance Sheet Data (Averages)
Total assets	$9,260,767	$6,497,607	$5,459,515	$5,032,700	$4,282,274	$3,726,204	20.0%
Securities	3,471,324	1,850,798	1,125,602	875,876	711,276	637,089	40.4
Loans	4,915,437	4,008,094	3,769,358	3,545,336	3,045,913	2,577,018	13.8
Total earning assets	8,425,590	5,924,077	4,928,970	4,450,016	3,820,904	3,384,157	20.0
Deposits	5,147,627	3,855,929	3,688,250	3,699,553	3,373,282	3,050,268	11.0
Shareholders' equity	709,139	497,341	483,634	479,800	483,214	371,707	13.8

Financial Ratios
Net interest margin (tax-equivalent)	3.27%	3.72%	3.59%	3.81%	4.62%	4.46%
Return on average assets	1.03	0.91	0.77	0.14	0.94	0.93
Return on average equity	13.40	11.89	8.66	1.46	8.37	9.32
Average equity as a % of average assets	7.66	7.65	8.86	9.53	11.28	9.98

Asset Quality Ratios
Nonperforming assets as a % of loans
held for investment and other
real estate owned (2)	1.06%	1.67%	1.17%	0.58%	0.43%	0.33%
Net charge-offs to average loans
held for investment (2)	0.62	0.49	0.54	0.39	0.39	0.52
Allowance for loan losses as a % of
loans held for investment (2)	1.28	1.58	1.20	1.16	1.04	1.09

Operations Data
Branch offices (3)	134	117	90	94	108	104
Employees (full-time equivalent)	1,918	1,700	1,346	1,374	1,514	1,345
(1)	Excluding merger-related costs (recoveries).
(2)	At December 31, 2003, Rock Hill Bank & Trust Workout Loans totaled $28.6 million with nonperforming assets of $19.6 million and an allowance for loan losses of $3.2 million. At December 31, 2002, Rock Hill Bank & Trust Workout Loans totaled $72.4 million with nonperforming assets of $29.2 million and an allowance for loan losses of $16.3 million. Excluding these balances, nonperforming assets as a % of loans held for investment and other real estate owned totaled 0.72% and 1.03% at December 31, 2003 and 2002, respectively, and net charge-offs to average loans held for investment were 0.41% and 0.50% for 2003 and 2002, respectively. For additional information, see Item 7, “Credit Quality.”
(3)	Excludes one branch office for Community National Bank, Pulaski, Virginia, which TSFG acquired as part of its MountainBank acquisition. On February 3, 2004, TSFG entered into a definitive asset sale agreement to sell substantially all of the assets and liabilities of Community National Bank.
12

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations and cash flow of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”). TSFG may also be referred to herein as “we”, “us”, or “our”, except where the context requires otherwise. This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 8 of this report and the supplemental financial data appearing throughout this report. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

        TSFG primarily operates through two wholly-owned subsidiary banks, Carolina First Bank and Mercantile Bank, which are collectively referred to as the “Subsidiary Banks.”

Forward-Looking Statements

        This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

  risks from changes in economic, monetary policy, and industry conditions;
  changes in interest rates, deposit rates, the net interest margin, and funding sources;
  market risk and inflation;
  risks inherent in making loans including repayment risks and value of collateral;
  loan growth, the adequacy of the allowance for loan losses, provision for loan losses, the assessment of problem loans (including loans acquired via acquisition), and the performance of the Rock Hill Bank & Trust “workout loans”;
  level, composition, and repricing characteristics of the securities portfolio;
  fluctuations in consumer spending;
  competition in the banking industry and demand for our products and services;
  dependence on senior management;
  technological changes;
  ability to increase market share;
  income and expense projections;
  risks associated with income taxes, including the potential for adverse adjustments;
  acquisitions, related cost savings, expected financial results, and unanticipated integration issues;
  significant delay or inability to execute strategic initiatives designed to grow revenues;
  changes in accounting policies and practices;
  changes in regulatory actions, including the potential for adverse adjustments;
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

Overview

        TSFG operates primarily in fast-growing banking markets in the Southeast. Founded in 1986, TSFG had approximately $10.7 billion in total assets and 135 branch offices in South Carolina, North Carolina, Florida, and Virginia at December 31, 2003.

TSFG operates primarily through two subsidiary banks:

  Carolina First Bank, the largest South Carolina-headquartered commercial bank, operates in South Carolina, North Carolina, and on the Internet under the brand name, Bank CaroLine, and
  Mercantile Bank operates principally in the Jacksonville, Orlando, and Tampa Bay, Florida markets.

TSFG uses a super-community bank strategy serving small and middle market businesses and retail consumers by offering a full range of financial services, including cash management, investments, insurance, and trust services.

        The average projected growth rates for TSFG’s markets exceed the Southeastern and United States medians for household growth and per capita income growth. This market strength enhances TSFG’s opportunities to provide noninterest income products and services, as well as organic growth of loans and deposits. TSFG currently ranks fourth in total deposit share in South Carolina, a $45 billion deposit market. In TSFG’s Florida markets, where the markets are significantly larger, TSFG currently ranks tenth or less in deposit market share. Total market deposits approximate $36 billion for Tampa Bay, $23 billion for Orlando, and $16 billion for Jacksonville.

        For 2003, TSFG achieved record net income of $95.1 million, or $1.89 per diluted share, up 60.7% from $59.2 million for 2002. Double-digit growth in total revenues, loans, and low-cost core deposits drove the increase.

        For 2003, net interest income, TSFG’s primary source of revenue, accounted for 74.1% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income for 2003 increased 24.9% over 2002, principally due to higher investment securities and solid loan growth.

        TSFG believes that noninterest income represents one of its best opportunities for revenue growth. TSFG expanded and diversified its noninterest income sources by adding mortgage originators and investment brokers, acquiring in-market insurance agencies, developing a Sales and Service Center, and expanding cash management. In addition, two years ago, TSFG introduced its customer-focused sales process, “Elevate.” With the Elevate sales process, TSFG is developing an effective sales culture, through increased understanding of customers’ needs, referrals, and products per household.

        For 2003, noninterest income totaled $95.5 million, which included $17.1 million from gains on asset sales. Excluding gains on asset sales from both years, 2003 noninterest income increased from 2002 by 46.5%. The five largest sources of noninterest income (service charges on deposits, mortgage banking income, fees for investment services, bank-owned life insurance, and merchant processing income) accounted for 83.3% of 2003 noninterest income, excluding gains on asset sales.

        While growing revenues, TSFG also focuses on controlling expenses and successfully integrating acquisitions. For 2003, noninterest expenses totaled $207.2 million, which included $8.6 million from non-operating expenses (principally merger-related costs and loss on early extinguishment of debt). Excluding the non-operating items, 2003 noninterest expenses increased from 2002 by 30.2%. Personnel expense, the largest component, accounts for approximately half of total noninterest expenses.

        Approximately 40% of TSFG’s growth has come through acquisitions. TSFG may continue to consider acquisitions that meet its acquisition criteria of strategic franchise enhancement, accretion to cash earnings per share within 12 months, and consistency with three-year performance goals. In October 2003, TSFG completed its acquisition of MountainBank Financial Corporation (“MBFC” or “MountainBank”), which had approximately $1 billion in assets and operations principally in eleven western North Carolina counties. In January 2004, TSFG announced a definitive agreement to acquire CNB Florida Bancshares, headquartered in Jacksonville, Florida. CNB Florida’s banking subsidiary, CNB National Bank, operates 16 branch offices in 8 Northeast Florida counties and has approximately $820 million in assets. Following the merger, TSFG’s Northeast Florida deposit market share is expected to increase to #7 from #20. For TSFG’s Northeast/Central Florida markets, its deposit market share is expected to increase to #7 from #11.

        In November 2003, TSFG successfully completed a common stock offering of 6,325,000 shares, in which it received net proceeds of approximately $161 million. With the new capital, TSFG’s tangible equity to tangible asset ratio increased to 6.05% at December 31, 2003 from 5.26% at December 31, 2002. In addition, Carolina First Bank received an “investment grade” rating from Moody’s, enhancing its ability to borrow at reasonable rates. TSFG faces the near-term challenge of increasing earnings in order to offset the potential earnings per share dilution from adding the additional shares from the offering.

        TSFG’s key credit quality measures improved during 2003. At December 31, 2003, nonperforming assets as a percentage of loans and other real estate owned declined to 1.06% including the Rock Hill Workout Loans and 0.72% excluding the Rock Hill Workout Loans. In connection with its October 2002 asset purchase transaction with Rock Hill Bank & Trust, TSFG segregated certain identified problem loans into a separately-managed portfolio. At December 31, 2003, this portfolio totaled $28.6 million (less than 0.5% of the total loan portfolio), down from $72.4 million at December 31, 2002. TSFG believes that it is close to resolving the Rock Hill Workout Loans. TSFG manages its credit risk through an early warning credit risk management system, designed to lower credit costs.

        TSFG’s provision for loan losses declined to $20.6 million for 2003 from $22.3 million for 2002, primarily attributable to the liquidation of nonperforming loans with allocated reserves that exceeded net loan losses incurred. TSFG expects the provision for loan losses to increase in 2004, principally in connection with projected loan growth.

        TSFG’s strong loan growth continued during 2003. Loans held for investment at December 31, 2003 increased 29.3% over the prior year. Adjusting for approximately $772.8 million in loans acquired in the MountainBank merger, 2003 organic loan growth reached 10.1%.

        TSFG gained core deposits and enhanced its deposit mix, reflecting successful sales and promotional campaigns. Average deposits for 2003 increased 33.5% over the 2002 average. Average deposit transaction account balances increased 51.8% during the same period, driven by growth in money market and noninterest-bearing deposits. Adjusting for fourth quarter 2003 average transaction deposits of approximately $365 million acquired in the MountainBank merger, organic average transaction deposit growth was 29.3%.

        During 2003, TSFG increased its securities portfolio to manage interest rate risk and to provide additional income by leveraging its excess capital. At December 31, 2003, securities totaled $4.0 billion, or 37.4% of total assets. TSFG has taken steps to reduce the valuation risk in the portfolio from changes in interest rates and shortened the duration to approximately three and a half years. The short weighted average life and duration provide TSFG with cash flow to proactively manage the portfolio as market conditions change and to provide liquidity to fund loan growth. During 2004, TSFG expects to reduce the level of its securities portfolio as a percentage of total assets, as loan growth replaces some securities balances with new loans.

        The economic outlook appears to be improving for 2004 and is generally viewed as stable. Management views this news favorably, but realizes that economic forecasts are not always reliable. TSFG is positioned to benefit from potential improvement in the economy.

Critical Accounting Policies and Estimates

        TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. The more critical accounting policies include TSFG’s accounting for securities, loans, allowance for loan losses, intangibles, derivatives, and income taxes. In particular, TSFG considers its policies regarding the allowance for loan losses, income taxes, and accounting for acquisitions to be its most critical accounting policies due to the significant degree of the levels of subjectivity and management judgment necessary to account for these matters. Different assumptions in the application of these policies could result in material changes in TSFG’s consolidated financial statements.

      Allowance for loan losses

        The allowance for loan losses (“Allowance”) represents management’s estimate of probable losses inherent in the lending portfolio. See “Balance Sheet Review – Allowance for Loan Losses” for additional discussion, including the methodology for analyzing the adequacy of the Allowance. This methodology relies upon management’s judgment in segregating the portfolio into risk-similar segments, computing specific allocations for impaired loans, and setting the amounts within the probable loss range (from 95% to 105% of the adjusted historical loss ratio). Management’s judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, emerging portfolio concentrations, risk management system, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions.

        Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management considers the year-end Allowance appropriate and adequate to cover probable losses in the loan portfolio. However, management’s judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of TSFG.

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

      Income Taxes

        Management uses certain assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.

        No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. TSFG is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. Historically, TSFG’s estimated income taxes reported on its consolidated financial statements have been materially correct, and management is not aware of any reason that a material change will occur in the future. The Internal Revenue Service is currently examining TSFG’s 2000 and 1999 federal income tax returns.

      Accounting for Acquisitions

        TSFG has increased its market share, in part, through bank and non-bank acquisitions. To account for acquisitions since 2000, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), TSFG has used and will continue to use the purchase method of accounting. Under this method, TSFG is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to periodic impairment tests. These tests, which TSFG performed as of June 30, 2003 and 2002, use estimates such as discount rates, time periods, and comparable market values in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

        TSFG tests for goodwill impairment by determining the fair value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair value, the potential for impairment exists, and a second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its fair value.

        As part of its initial adoption of SFAS 142, TSFG recorded a $1.4 million charge related to impairment of goodwill associated with Carolina First Mortgage Company in 2002. The valuations as of June 30, 2003 indicated that no impairment charge was required as of that test date. Historically, TSFG’s acquisition intangibles reported on its consolidated financial statements have been materially correct, and management is not aware of any reason that a material change will occur in the future.

        Also, please see Item 8, Note 1 to the Consolidated Financial Statements for a description of TSFG’s significant accounting policies.

Acquisitions

        The following table summarizes TSFG’s acquisitions completed during the past three years. All of the transactions were accounted for using the purchase method of accounting. TSFG’s consolidated financial statements include the results of the acquired company’s operations since the acquisition date.

Table 1
SUMMARY OF COMPLETED ACQUISITIONS
(dollars in thousands)

	Acquistion Date	Total Assets(1)	Shares Issued	Purchase Price Paid in Cash		Identifiable Intangible Assets	Goodwill
Bank acquisitions
MountainBank Financial Corporation
Hendersonville, North Carolina	10/03/03	$943,394	5,485,587		$--	$13,101	$95,851
Central Bank of Tampa
Tampa, Florida	12/31/02	223,223	3,241,737		--	2,700	36,128
Rock Hill Bank & Trust
Rock Hill Bank, South Carolina	10/31/02	204,815	430,017		--	1,204	26,154	(2)
Gulf West Banks, Inc.
St. Petersburg, Florida	08/31/02	530,296	3,925,588		32,400	8,424	71,241

Insurance agency/other acquisitions
Allied Assurance
Columbia, South Carolina	09/22/03	95	2,365	(3)	--	--	83
American Pensions, Inc.
Mount Pleasant, South Carolina	04/30/03	348	146,808	(4)	--	1,050	2,910
Gardner Associates, Inc.
Columbia, South Carolina	09/20/02	1,312	249,011	(5)	--	1,521	1,934

(1)	Book value at the acquisition date.
(2)	TSFG acquired substantially all of the assets and liabilities. TSFG agreed to pay a cash earnout based on recoveries with respect to certain loans and net amounts recovered under RHBT Financial Corporation’s (“RHBT”) blanket bond insurance policy.
(3)	TSFG agreed to issue annual earnout shares, valued at approximately $45,000, for each of August 31, 2004, 2005, 2006, and 2007, based on revenue retention.
(4)	Former shareholders of API have the right to receive common stock with a maximum value of approximately $2.2 million under earnout provisions based on API’s five-year financial performance.
(5)	Of this amount, up to 70,779 of these shares are subject to forfeiture back to TSFG if certain five-year financial performance targets are not met.

        On October 31, 2002, TSFG acquired substantially all of the assets and deposits of Rock Hill Bank & Trust (“Rock Hill Bank”), which was a wholly-owned subsidiary of RHBT. Under the asset sale agreement, Rock Hill Bank received shares of TSFG common stock and the right to receive a cash earnout essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in a specified loan pool and 50% of net amounts recovered under RHBT’s blanket bond insurance policy with respect to such loans. In November 2003, TSFG received the proceeds under RHBT’s blanket bond insurance policy and paid 50% of the net amount out to RHBT. TSFG recorded the remaining amount, which totaled $1.3 million, as a purchase price adjustment that reduced goodwill.

        As part of its acquisition strategy, TSFG considers acquisitions in its targeted footprint in markets growing faster than the United States and Southeast medians for household growth and per capita income growth. Table 2 summarizes the geographic focus for TSFG’s acquisitions completed during the past three years.

Table 2
SUMMARY OF BANK ACQUISITIONS - GEOGRAPHIC FOCUS

	Acquisition Date	Number of Branches	Geographic Focus
MountainBank Financial Corporation	10/03/03	19	Western North Carolina, including Asheville and Hendersonville
Central Bank of Tampa	12/31/02	5	Tampa, Florida
Rock Hill Bank & Trust	10/31/02	3	York County, South Carolina (Greater South Charlotte)
Gulf West Banks, Inc.	08/31/02	15	Tampa Bay area of Florida

        For additional information regarding TSFG’s acquisitions, please see Item 8, Note 4 to the Consolidated Financial Statements.

      Pending Acquisition and Sale

        On January 20, 2004, TSFG signed a definitive agreement to acquire CNB, headquartered in Jacksonville, Florida. At December 31, 2003, CNB operated through 16 branch offices in eight counties in Northeast Florida and had total assets of approximately $820 million. At closing, TSFG will issue shares of common stock (at a fixed exchange ratio of 0.84 shares of TSFG common stock for each CNB share) in exchange for all the common stock and stock obligations of CNB. This acquisition gives TSFG a significant presence in fast-growing Northeast Florida increasing our deposit market share ranking in Northeast Florida to #7 from #20. This transaction, which is expected to close in July 2004, will be accounted for using the purchase method of accounting and is subject to regulatory and CNB shareholder approvals.

        On February 3, 2004, TSFG entered into a definitive asset sale agreement to sell substantially all of the assets and liabilities of Community National Bank. Headquartered in Pulaski, Virginia, Community National Bank is outside TSFG’s geographic market focus. TSFG acquired Community National Bank in connection with its October 2003 acquisition of MBFC. At December 31, 2003, Community National Bank was a wholly-owned subsidiary of TSFG with $67.8 million in total assets. Since Community National Bank is immaterial to TSFG’s financial statements, presentation as a discontinued operation was not warranted. For the fourth quarter 2003, Community National Bank’s net income totaled $78,000.

Balance Sheet Review

      Loans

        TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At December 31, 2003, outstanding loans totaled $5.8 billion, which equaled 95.6% of total deposits and 53.8% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida market areas. Less than 5% of the portfolio is unsecured. The portfolio contains no “highly leveraged transactions,” as defined by regulatory authorities.

        Loans held for investment increased $1.3 billion, or 29.3%, to $5.7 billion at December 31, 2003. In 2003, TSFG acquired $772.8 million in loans held for investment from its acquisition of MountainBank, which accounted for over 59.5% of the increase. Excluding the loans acquired from MountainBank, organic loan growth for 2003 totaled 10.1%. The majority of the organic loan growth was in commercial, indirect consumer, and home equity loans. While originations of residential mortgage loans increased, most of these loans were sold at origination in the secondary market.

        Loans held for sale decreased $37.6 million to $29.6 million at December 31, 2003 from $67.2 million at December 31, 2002, primarily related to selling or transferring the loans held for sale acquired from Gulf West and lower mortgage originations. In 2003, loans held for sale acquired from Gulf West decreased $17.7 million (to zero at December 31, 2003), primarily from the sale of two commercial real estate loans and the transfer to loans held for investment.

        Table 3 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 3
LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

	December 31,
	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$1,358,409	$913,368	$742,218	$561,360	$536,542
Real estate--construction (1)	619,124	570,265	532,037	458,577	221,683
Real estate--residential mortgage (1-4 family)	940,744	643,941	551,119	890,693	729,522
Commercial secured by real estate (1)	2,146,650	1,765,103	1,400,466	1,348,604	1,336,491
Consumer	667,278	541,210	503,901	459,317	390,593
Credit cards	--	--	--	--	15,798
Lease financing receivables	--	124	509	4,001	15,500

Loans held for investment	5,732,205	4,434,011	3,730,250	3,722,552	3,246,129
Loans held for sale	29,619	67,218	6,513	12,630	45,591
Less: Allowance for loan losses	73,287	70,275	44,587	43,024	33,756

Total net loans	$5,688,537	$4,430,954	$3,692,176	$3,692,158	$3,257,964

Percentage of Loans Held for Investment
Commercial, financial and agricultural	23.7%	20.6%	19.9%	15.1%	16.5%
Real estate--construction (1)	10.8	12.9	14.3	12.3	6.8
Real estate--residential mortgage (1-4 family)	16.4	14.5	14.8	23.9	22.5
Commercial secured by real estate (1)	37.5	39.8	37.5	36.2	41.2
Consumer	11.6	12.2	13.5	12.4	12.0
Credit cards	--	--	--	--	0.5
Lease financing receivables	--	--	--	0.1	0.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

        Table 3 provides a stratification of the portfolio by collateral type and borrower type. Table 4 provides a stratification of the loan portfolio by loan purpose.

Table 4
LOAN PORTFOLIO COMPOSITION BASED ON LOAN PURPOSE
(dollars in thousands)

	December 31,
	2003	2002	2001
Commercial Loans
Commercial and industrial	$1,591,157	$1,178,955	$1,055,747
Owner - occupied real estate (1)	634,604	733,819	627,412
Commercial real estate	2,071,242	1,420,252	1,085,750

	4,297,003	3,333,026	2,768,909

Consumer Loans
Indirect - sales finance	586,325	420,294	340,484
Direct retail	306,476	273,419	302,992
Home equity	384,037	243,648	151,570

	1,276,838	937,361	795,046

Mortgage Loans	158,364	163,624	166,295

Loans held for investment	$5,732,205	$4,434,011	$3,730,250

Percentage of Loans Held for Investment
Commercial and industrial	27.8%	26.6%	28.3%
Owner - occupied real estate (1)	11.1	16.6	16.8
Commercial real estate	36.0	32.0	29.1
Consumer	22.3	21.1	21.3
Mortgage	2.8	3.7	4.5

Total	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate — construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

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

        Owner-occupied real estate loans are loans to finance the purchase or expansion of operating facilities used by businesses not engaged in the real estate business. Typical loans are loans to finance offices, manufacturing plants, warehouse facilities, and retail shops. Depending on the property type and the borrower’s cash flows, amortization terms vary from ten years up to 20 years. Although secured by mortgages on the properties financed, these loans are underwritten based on the cash flows generated by operations of the businesses they house.

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

        Indirect- sales finance loans are loans to individuals to finance the purchase of automobiles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used autos with terms varying from two years up to five years.

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

        Mortgage loans are loans to individuals, secured by first mortgages on single family residences, to finance the acquisition of those residences. These loans, originated by TSFG’s mortgage lending division, do not qualify for immediate sale but are judged to be sellable with seasoning. They are underwritten to secondary market standards and are sold, from time to time, as they become sellable to secondary market investors.

        The portfolio’s only significant industry concentration is in commercial real estate loans. All other industry concentrations are less than 10% of total loans. Commercial real estate loans were 36.0% of loans held for investment at December 31, 2003. Due to sustained strong population growth and household income growth, real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. The risk attributable to this concentration is managed by focusing our lending to markets we are familiar with and to borrowers who have proven track records and who we believe possess the financial means to weather adverse market conditions. In its commercial real estate lending, TSFG does not make loans without recourse to the borrower, loans without personal guarantees from the owners, or loans to cash out equity in commercial properties. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.

        In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio. Table 5 sorts the commercial real estate portfolio by geography and property type.

Table 5
COMMERCIAL REAL ESTATE LOANS
(dollars in thousands)

	December 31, 2003
	Balance	% of Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$360,173	17.4%
Upstate South Carolina (Greenville)	321,401	15.5
North Coastal South Carolina (Myrtle Beach)	286,251	13.8
Midlands South Carolina (Columbia)	258,870	12.5
Central Florida (Orlando)	221,172	10.7
South Coastal South Carolina (Charleston)	198,419	9.6
Tampa Bay Florida	196,677	9.5
Other (1)	228,279	11.0

Total commercial real estate loans	$2,071,242	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$463,984	22.4%
Hotel/motel	239,266	11.5
Mixed use	219,232	10.6
Residential construction	156,592	7.5
Undeveloped land	154,384	7.5
1-4 family residential	140,917	6.8
Retail	131,716	6.4
Multi-family residential	110,085	5.3
Other (1)	455,066	22.0

Total commercial real estate loans	$2,071,242	100.0%

(1)     Other includes all loans in categories smaller than the lowest percentages shown above.
Note: At December 31, 2003, average loan size for commercial real estate loans totaled $324,000.

        Table 6 presents maturities of certain loan classifications based on collateral type at December 31, 2003. The table also provides the breakdown between those loans with a predetermined interest rate and those loans with a floating interest rate.

Table 6
SELECTED LOAN MATURITY AND INTEREST SENSITIVITY
(dollars in thousands)

	One Year or Less	Over One But Less Than Five Years	Over Five Years	Total
Commercial secured by real estate	$ 548,379	$1,183,292	$414,979	$2,146,650
Commercial, financial and agricultural	627,618	651,936	78,855	1,358,409
Real estate--construction	322,012	232,607	64,505	619,124
Total of loans with:
Floating interest rates	1,200,516	1,303,494	422,441	2,926,451
Predetermined interest rates	297,493	764,341	135,898	1,197,732

        Table 7 summarizes TSFG's loan relationships, including unused loan commitments, which are greater than $10 million.

Table 7
LOAN RELATIONSHIPS GREATER THAN $10 MILLION

			Outstanding Principal Balance
	Number of Borrowers	Total Commitment	Amount	Percentage of Total Loan Portfolio
December 31, 2003	72	$ 1.1 billion	$ 671.4 million	11.7%
December 31, 2002	46	653.1 million	394.1 million	8.8

        The increase in relationships over $10 million had two primary components. First, existing credit relationships, which were previously less than $10 million, expanded to this level. Second, TSFG’s corporate lending group, created in 2001 to focus on larger regional companies located in our markets, grew significantly in 2002 and continued growing in 2003.

        TSFG has set a house-lending limit of $25 million, well below the legal lending limit of $271.5 million at December 31, 2003. The 20 largest relationships, which range from $25 million in total commitments to $18.7 million for the 20th largest relationship, have an aggregate outstanding principal balance of $281.6 million, or 4.9% of total loans held for investment, at December 31, 2003.

        At December 31, 2003, the loan portfolio included commitments totaling $225.9 million in “shared national credits” (multi-bank credit facilities of $20 million or more). Outstandings under these commitments totaled $99.7 million. By policy, we participate in shared national credits only if the borrower is headquartered or conducts business in our market, the borrower is in an industry familiar to us, we meet directly with the borrower to conduct our analysis, and the opportunity exists to establish an ongoing banking relationship with us. None of these credits were classified in the most recent report on shared national credits prepared by the regulatory agencies.

      Credit Quality

        A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG’s credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and immediate after-the-fact review by credit risk management of loans approved by lenders. Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with underwriting and loan monitoring policies is closely supervised. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities are monitored by Credit Committees of each banking subsidiary’s Board of Directors, which meet monthly to review credit quality trends, new large credits, loans to insiders, large problem credits, credit policy changes, and reports on independent credit audits of branch offices.

        To facilitate comparisons, Table 8 presents credit quality indicators two ways: one that includes all loans and one that excludes the Rock Hill Workout Loans. On October 31, 2002, loans totaling $191.3 million were acquired from Rock Hill Bank. Prior to the closing and in connection with identified problem loans, Rock Hill Bank had charged off a significant portion of its loan portfolio and established additional reserves. At closing, TSFG segregated certain identified problem loans into a separately-managed portfolio, referred to as the “Rock Hill Workout Loans.” At December 31, 2003, this portfolio totaled $28.6 million, less than 0.5% of TSFG’s total loan portfolio. However, the Rock Hill Workout loans accounted for 32.2% of TSFG’s total nonperforming assets. For 2003, net loan charge-offs for the Rock Hill Workout loans totaled $10.3 million, the majority of which were provided for in the allowance for loan losses as of December 31, 2002. TSFG expects nonperforming assets and the allowance for loan losses to decline as the Rock Hill Workout Loans continue to be liquidated, moved to performing status, or otherwise resolved. TSFG believes that the Rock Hill Workout loans will largely be resolved during the next few quarters with minimal impact to 2004 net income. Where appropriate, TSFG has provided credit quality measures excluding the Rock Hill Workout Loans to identify core credit quality measures and trends.

        Table 8 presents information pertaining to nonperforming assets.

Table 8
NONPERFORMING ASSETS
(dollars in thousands)

	December 31,
	2003		2002		2001			2000			1999
Nonperforming Assets Including Rock Hill Workout Loans
Loans held for investment	$5,732,205		$4,434,011			$3,730,250			$3,722,552			$3,246,129
Allowance for loan losses	73,287		70,275			44,587			43,024			33,756

Nonaccrual loans - commercial	$47,137		$61,206			$35,245			$17,240			$10,934
Nonaccrual loans - consumer	2,686		2,384			3,643			1,173			251
Restructured loans	--		--			--			--			--

Total nonperforming loans	49,823		63,590			38,888			18,413			11,185
Other real estate owned	10,951		10,596			4,969			3,101			2,787

Total nonperforming assets	$60,774		$74,186			$43,857			$21,514			$13,972

Loans past due 90 days still accruing interest (1)	$3,960		$5,414			$10,482			$10,682			$5,100

Total nonperforming assets as a percentage of
loans held for investment and other real estate owned	1.06%		1.67%			1.17%			0.58%			0.43%

Allowance for loan losses to nonperforming loans	1.47	x	1.11	x		1.15	x		2.34	x		3.02	x

Rock Hill Workout Loans
Loans held for investment	$28,603		$72,353		$	n/a		$	n/a		$	n/a
Allowance for loan losses (2)	3,164		16,296			n/a			n/a			n/a

Total nonperforming loans (2)	18,185		28,994			n/a			n/a			n/a
Other real estate owned	1,390		174			n/a			n/a			n/a

Total nonperforming assets	$19,575		$29,168		$	n/a		$	n/a		$	n/a

Nonperforming Assets Excluding the Rock Hill Workout Loans
Loans held for investment	$5,703,602		$4,361,658			$3,730,250			$3,722,552			$3,246,129
Allowance for loan losses	70,123		53,979			44,587			43,024			33,756

Total nonperforming loans	31,638		34,596			38,888			18,413			11,185
Other real estate owned	9,561		10,422			4,969			3,101			2,787

Total nonperforming assets	$41,199		$45,018			$43,857			$21,514			$13,972

Total nonperforming assets as a percentage
of loans held for investment and other real estate owned	0.72%		1.03%			1.17%			0.58%			0.43%

Allowance for loan losses to nonperforming loans	2.22	x	1.56	x		1.15	x		2.34	x		3.02	x

(1)	All of these loans are consumer and residential mortgage loans.
(2)	At December 31, 2003, $10.7 million of the $18.2 million in nonperforming loans had a specific allowance of zero, due primarily to charge-offs during the year of specific allowances previously allocated thereto.
Note:	Nonperforming assets exclude personal property repossessions, which totaled $1.0 million and $1.3 million at December 31, 2003 and 2002, respectively.

        Credit Quality Including Rock Hill Workout Loans. Nonperforming assets declined to 1.06% of loans held for investment and other real estate owned at December 31, 2003, compared with 1.67% at December 31, 2002. Net loan charge-offs increased to 0.62% of average loans held for investment for 2003 from 0.49% for 2002, primarily due to the disposition of fully-reserved Rock Hill Workout Loans and the liquidation of fully-reserved nonperforming loans. As anticipated, the allowance for loan losses declined to 1.28% of period-end loans held for investment at December 31, 2003 from 1.58% at December 31, 2002.

        Credit Quality Excluding Rock Hill Workout Loans. TSFG’s core credit quality measures (which exclude the Rock Hill Workout Loans) strengthened in 2003, continuing an improving trend that began in early 2002. Core nonperforming assets declined to 0.72% of loans held for investment and other real estate owned at December 31, 2003 from 1.03% at December 31, 2002. Net loan charge-offs totaled $20.0 million, or 0.41% of average loans held for investment for 2003, down from 0.50% of average loans held for investment for 2002. The allowance for loan losses as a percent of loans held for investment remained stable at 1.23% at December 31, 2003. However, the allowance coverage improved to 2.22 times nonperforming loans at December 31, 2003 from 1.56 times at December 31, 2002.

        During the fourth quarter 2003, TSFG became aware of developments that could cause an $8.6 million standby letter of credit to be called. This standby letter of credit backs an industrial revenue bond, which is secured by a manufacturing plant. The occupant of the plant filed Chapter 11 bankruptcy in October, but the letter of credit has not been called. TSFG expects the letter of credit to be called in the first quarter of 2004 in which case TSFG expects that, net of anticipated collections and charge-offs, approximately half of the letter of credit amount may be placed in nonaccrual status. TSFG reserved for the expected loss as of December 31, 2003.

        Management believes that loss exposure in its loan portfolio is identified, adequately reserved for in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance for loan loss adequacy. Future credit quality trends depend primarily on the direction of the economy. The economic outlook appears to be improving, but economic forecasts are not always reliable. If the economy continues to improve, TSFG expects the core nonperforming asset ratio to continue declining and the core charge-offs as a percentage of average loans to be comparable to the 2003 average (excluding the Rock Hill Workout loans) during 2004. Given the economic uncertainty, 2004 charge-off levels may fluctuate above or below that average from quarter to quarter.

        Certain of the Rock Hill Workout Loans are defined as “designated loans” under the Rock Hill Bank purchase agreement (“Designated Loans”) and are subject to earnout provisions. As defined in the purchase agreement, the total principal amount owed by the borrowers for Designated Loans was $45.2 million, of which $19.5 million had either been charged off or reserved prior to acquisition by TSFG. To the extent that principal collections on these Designated Loans exceed $25.7 million through the termination date of the earnout agreement, TSFG will pay the RHBT shareholders 30% of such excess. The net effect is to pay RHBT shareholders 30% of the net recoveries on these loans from charge-off collections and reserve reductions. Through December 31, 2003, total net charge-offs and allowance levels on the Designated Loans exceeded the amount that would require a payment under the earnout agreement.

         Allowance for Loan Losses

        The allowance for loan losses represents management’s estimate of probable losses inherent in the lending portfolio. The adequacy of the allowance for loan losses (the “Allowance”) is analyzed quarterly. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio as of the balance sheet date presented. The methodology employed for this analysis is as follows.

        The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (direct installment, indirect installment, revolving, and mortgage) and by credit risk grade for performing commercial loans. Nonperforming commercial loans are individually assessed for impairment under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15” (“SFAS 114”), and assigned specific allocations. To allow for modeling error, a range of probable loss ratios (from 95% to 105% of the adjusted historical loss ratio) is then derived for each segment. The resulting percentages are then applied to the dollar amounts of loans in each segment to arrive at each segment’s range of probable loss levels.

        The Allowance for each portfolio segment is set at an amount within its range that reflects management’s best judgment of the extent to which historical loss levels are more or less accurate indicators of current losses in the portfolio. Management’s judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, emerging portfolio concentrations, risk management system changes, entry into new markets, new product offerings, loans acquired from acquisitions, loan portfolio quality trends, and uncertainty in current economic and business conditions.

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

        The Allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust our Allowance based on information available to them at the time of their examination. Historically, TSFG’s Allowance reported on its consolidated financial statements has been materially correct and management is not aware of any reason that a material change will occur in the future.

        The Allowance declined as a percentage of loans held for investment to 1.28% at December 31, 2003 from 1.58% at December 31, 2002. This decline was primarily due to charge-offs of losses on Rock Hill Workout Loans, which were reserved at the time of acquisition. In 2003, nonperforming loans for the Rock Hill Workout Loans declined $10.8 million, or 37.3%. Excluding the Rock Hill Workout Loans, the Allowance totaled 1.23% of loans held for investment at December 31, 2003, comparable to the prior year’s level. See “Credit Quality.”

        Table 9, which summarizes the changes in the Allowance, and Table 10, which reflects the allocation of the Allowance at the end of each year, provides additional information with respect to the activity in the Allowance.

Table 9
SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)

	December 31,
	2003	2002	2001	2000	1999
Allowance for loan losses, beginning of year	$70,275	$44,587	$43,024	$33,756	$29,812
Purchase accounting acquisitions	12,690	22,973	--	--	408
Allowance adjustment for loans sold	--	(12)	(230)	(252)	(2,977)
Charge-offs:
Commercial, financial and agricultural	18,474	6,680	8,346	7,548	4,791
Real estate--construction	3,049	3,206	1,885	--	--
Secured by real estate	5,444	5,509	3,896	1,458	805
Consumer	7,657	8,161	9,027	6,617	6,354
Credit cards	--	--	--	450	1,852

Total loans charged-off	34,624	23,556	23,154	16,073	13,802

Recoveries:
Commercial, financial and agricultural	1,997	1,970	1,553	1,314	783
Real estate--construction	109	444	195	--	--
Secured by real estate	1,399	255	164	156	132
Consumer	860	1,348	990	627	997
Credit cards	--	--	--	118	130

Total loans recovered	4,365	4,017	2,902	2,215	2,042

Net charge-offs	30,259	19,539	20,252	13,858	11,760
Additions to reserve through provision expense	20,581	22,266	22,045	23,378	18,273

Allowance for loan losses, end of year	$73,287	$70,275	$44,587	$43,024	$33,756

Average loans held for investment	$4,864,168	$3,969,786	$3,759,786	$3,545,336	$3,045,913
Loans held for investment (period end)	5,732,205	4,434,011	3,730,250	3,722,552	3,246,129
Net charge-offs as a percentage of average loans
held for investment	0.62%	0.49%	0.54%	0.39%	0.39%
Allowance for loan losses as a percentage of loans
held for investment	1.28	1.58	1.20	1.16	1.04
Excluding the Rock Hill Workout Loans
Net charge-offs	$19,962	$19,906	$20,252	$13,858	$11,760
Allowance for loan losses, end of year	70,123	53,979	44,587	43,024	33,756
Loans held for investment (period end)	5,703,602	4,361,658	3,730,250	3,722,552	3,246,129
Net charge-offs as a percentage of average loans
held for investment	0.41%	0.50%	0.54%	0.39%	0.39%
Allowance for loan losses as a percentage of loans
held for investment	1.23	1.24	1.20	1.16	1.04

Table 10
COMPOSITION OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

	December 31,
	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$16,568	$15,831	$ 8,784	$ 6,935	$10,226
Real estate--construction	7,551	9,883	6,292	5,622	2,572
Real estate--residential mortgage (1-4 family)	804	796	731	1,769	3,269
Commercial secured by real estate	26,182	30,589	16,562	16,539	6,502
Consumer	18,162	11,166	9,804	10,168	7,039
Credit cards	--	--	--	--	1,465
Unallocated	4,020	2,010	2,414	1,991	2,683

Total	$73,287	$70,275	$44,587	$43,024	$33,756

Note:     See Table 3 for composition of loan portfolio.

      Securities

        TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to leverage capital through generating interest and dividend income from the investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits and securities sold under repurchase agreements. In addition, TSFG has engaged in, and expects to continue to engage in, hedging activities to reduce interest rate risk associated with the investment securities. Table 11 shows the carrying values of the investment securities portfolio at the end of each of the last five years.

Table 11
INVESTMENT SECURITIES PORTFOLIO COMPOSITION
(dollars in thousands)

	December 31,
	2003	2002	2001	2000	1999
Trading Account (at fair value)
U.S. Treasury	$ --	$ 5	$ --	$ --	$ --
U.S. Government agencies	460	345	1,142	4,610	3,758
State and municipal	20	--	435	360	910
Other investments	--	--	--	34	--

	480	350	1,577	5,004	4,668

Securities Available for Sale (at fair value)
U.S. Treasury	246,659	254,121	503,191	12,163	22,090
U.S. Government agencies	866,968	833,900	106,983	186,507	247,046
Mortgage-backed securities	2,375,557	1,193,080	817,237	507,817	442,907
State and municipal	127,181	56,402	12,092	12,409	21,056
Other investments(1)	299,629	151,441	121,483	97,877	154,619

	3,915,994	2,488,944	1,560,986	816,773	887,718

Securities Held to Maturity (at amortized cost)
U.S. Treasury	--	--	--	--	2,349
U.S. Government agencies	--	--	--	2,650	3,648
Mortgage-backed securities	--	--	--	--	1,484
State and municipal	90,745	82,789	80,729	75,015	63,877
Other investments	352	103	103	102	402

	91,097	82,892	80,832	77,767	71,760

Total	$4,007,571	$2,572,186	$1,643,395	$899,544	$964,146

(1)	At December 31, 2003, other investments in available for sale securities included corporate bonds of $148.5 million, Fannie Mae preferred stock of $66.8 million, Federal Home Loan Bank (“FHLB”) stock of $50.4 million, community bank stocks of $23.5 million, NetBank, Inc. (“NetBank”) common stock of $4.8 million, and other equity securities of $5.6 million. See “Balance Sheet Review — Other Investments.”

        At December 31, 2003, investment securities totaled $4.0 billion, or 37.4% of total assets, up from $2.6 billion, or 32.4% of total assets, at December 31, 2002. During the past few years, TSFG increased its available for sale investment portfolio by purchasing mortgage-based securities (“MBS”) and U.S. Government agency securities. TSFG principally funded these purchases with borrowings. TSFG bought these securities to leverage capital and take advantage of the opportunity to increase net interest income. TSFG undertook these activities as part of its balance sheet management process. TSFG actively manages the interest rate risk in its securities portfolio and the balance sheet as a whole.

        TSFG expects to reduce the level of its securities portfolio as a percentage of total assets, as loan growth replaces some securities balances. Projected loan growth for 2004 is expected to outpace deposit growth, resulting in a funding shortfall. The projected cash flows from the securities portfolio are more than sufficient, under different interest rate scenarios, including a rising rate scenario, to provide the necessary funding. TSFG keeps the weighted average life and duration of its securities portfolio relatively short to provide adequate cash flow to proactively manage as market conditions change. Cash flow may be reinvested in securities at then current market rates, used to pay-off short-term borrowings, or fund loan growth. In addition, the short portfolio duration should limit TSFG’s exposure to rising interest rates, extension risk, and potentially large unrealized losses. The duration of the portfolio declined to approximately 3.5 years at December 31, 2003 from 4.7 years at December 31, 2002.

        Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on available for sale securities averaged $3.5 billion in 2003, 87.6% above the average for 2002, of $1.9 billion. The majority of the increase was attributable to securities purchased to leverage available capital. The average portfolio yield decreased in 2003 to 3.91% from 5.09% in 2002. The securities yield decreased due to a lower level of general interest rates, sales in 2003 of higher-yielding securities, and the addition of lower-yielding, shorter duration securities.

        The composition of the investment portfolio as of December 31, 2003 was as follows: MBS 59.3%, U.S. Government agencies 21.6%, U.S. Treasuries 6.2%, state and municipalities 5.4%, and other securities 7.5% (see other investments described below). Nearly all of these securities are rated AAA so the credit risk is minimal. MBS have increased from 46.4% of the portfolio at December 31, 2002. Approximately one-fourth of MBS are collateralized mortgage obligations (“CMOs”), the majority of which are short-term with a duration of 2.5 years. TSFG manages the MBS portfolio to maintain a short duration and repricing horizon. At December 31, 2003, approximately 40% of the MBS portfolio is variable rate.

        Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving yields.

        The available for sale portfolio constituted 97.7% of total securities at December 31, 2003. Management believes that the high concentration of available for sale securities provides greater flexibility in the management of the overall investment portfolio.

        The net unrealized loss on available for sale securities (pre-tax) totaled $11.5 million at December 31, 2003, down from a $36.3 million gain at December 31, 2002. This decline was primarily associated with MBS, which decreased $31.3 million, due primarily to the rise in long-term interest rates in the second half of 2003.

        Table 12 shows the contractual maturity schedule for securities held to maturity and securities available for sale at December 31, 2003. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table also reflects the weighted average yield of the investment securities.

Table 12
INVESTMENT SECURITIES MATURITY SCHEDULE
(dollars in thousands)

Available for Sale--Fair Value

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	No Contractual Maturity	Total
U.S. Treasury	$12,995	$202,075	$31,589	$--	$--	$246,659
U.S. Government agencies	7,089	71,978	259,639	528,262	--	866,968
Mortgage-backed securities	5,035	20,912	386,614	1,962,996	--	2,375,557
State and municipal	5,551	59,048	57,051	5,531	--	127,181
Other investments (1)	--	48,548	52,483	114,869	83,729	299,629

	$30,670	$402,561	$787,376	$2,611,658	$83,729	$3,915,994

Weighted average yield
U.S. Treasury	2.77%	2.77%	3.94%	--%	--%	2.92%
U.S. Government agencies	3.62	3.27	4.26	6.03	--	5.25
Mortgage-backed securities	4.11	4.31	3.93	4.37	--	4.29
State and municipal	1.58	2.44	3.17	4.23	--	2.81
Other investments (1)	--	2.96	4.92	4.38	n/a	4.19

	2.97%	2.92%	4.05%	4.70%	--%	4.37%

Held to Maturity--Amortized Cost

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	No Contractual Maturity	Total
State and municipal	$13,442	$48,763	$27,622	$918	$--	$90,745
Other investments	252	--	100	--	--	352

	$13,694	$48,763	$27,722	$918	$--	$91,097

Weighted average yield
State and municipal	2.46%	3.18%	3.80%	3.65%	--%	3.27%
Other investments	3.42	--	6.60	--	--	4.32

	2.48%	3.18%	3.81%	3.65%	--%	3.27%

(1)	Approximately $84 million of these securities have no contractual maturity or yield and accordingly are excluded from the “Other Investments” yield calculation, as well as the overall “Available for Sale” yield calculation.

      Other Investments

        Investment in NetBank, Inc. At December 31, 2003, TSFG owned 357,904 shares of NetBank common stock. NetBank owns and operates NetBank, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet. TSFG’s investment in NetBank, which is included in securities available for sale with a basis of $99,000, was recorded at its pre-tax market value of approximately $4.8 million at December 31, 2003. During 2003, TSFG sold 367,096 shares of NetBank for a pre-tax gain of $3.9 million. During the first quarter 2004, TSFG sold approximately 246,000 shares of NetBank for a pre-tax gain of approximately $2.8 million.

        Investments in Community Banks. At December 31, 2003, TSFG had equity investments in sixteen community banks located in the Southeast. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. TSFG has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks, which are included in securities available for sale with a basis of $17.1 million, were recorded at their pre-tax market value of $23.5 million at December 31, 2003. These community bank investments include 125,000 shares of CNB, with a pre-tax market value of $2.9 million and basis of $1.3 million at December 31, 2003. On January 20, 2004, TSFG signed a definitive agreement to acquire CNB. See “Acquisitions”.

        Other Investments Not Specified Above. In addition to the investments described in the preceding paragraphs, other investments in available for sale securities at December 31, 2003, which are carried at market value, included corporate bonds of $148.5 million, Fannie Mae preferred stock of $66.8 million, FHLB common and preferred stock of $50.4 million, and other equity securities of $5.6 million. Other equity securities include TSFG’s investment in Affinity Technology Group, Inc. (“Affinity”) as well as several other investments. At December 31, 2003, TSFG owned 4,876,340 shares of common stock of Affinity, or approximately 12% of the outstanding shares. TSFG’s investment in Affinity has a basis of $433,000 and was recorded at its December 31, 2003 pre-tax market value of approximately $756,000. At December 31, 2003, the aggregate market value for these other investments, which are not specified in the preceding paragraphs, totaled $271.3 million with a cost basis of $277.1 million.

      Intangible Assets

        The intangible assets balance at December 31, 2003 of $353.1 million consisted of goodwill of $324.5 million, core deposit premiums of $25.3 million, customer list intangibles of $1.4 million, and non-compete agreement intangibles of $1.9 million. The intangible assets balance at December 31, 2002 of $242.2 million consisted of goodwill of $224.3 million, core deposit premiums of $16.5 million, customer list intangibles of $834,000, and non-compete agreement intangibles of $572,000. The increase in goodwill was due to the $98.8 million of goodwill acquired from acquisitions completed in 2003 and adjustments totaling $1.3 million recorded in 2003 related to TSFG’s 2002 acquisitions. The increase in core deposit premiums was due to adding $11.9 million from the MountainBank acquisition. The increase in customer list intangibles was due to the acquisition of API. The increase in non-compete agreement intangibles was a result of $1.2 million added from the MountainBank acquisition and $350,000 added from the API acquisition. In July 2004, TSFG expects to record approximately $116 million of intangible assets, including goodwill, in connection with the CNB Florida acquisition.

      Deposits

        Deposits remain TSFG’s primary source of funds for loans and investments. Average deposits provided funding for 61.1% of average earning assets in 2003 and 65.1% in 2002. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and increases in investment securities. In addition, TSFG has increased the use of brokered certificates of deposit, which are included in deposits.

        At December 31, 2003, deposits totaled $6.0 billion, up $1.4 billion from December 31, 2002. In 2003, TSFG acquired $778.3 million in deposits from its acquisition of MountainBank, which accounted for 54.2% of the increase. In addition, TSFG increased deposits, particularly transaction accounts, through increased sales referrals and targeted deposit promotions. The increase in deposits also includes a $153.0 million increase in brokered certificates of deposit. TSFG considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

        Table 13 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 13
TYPES OF DEPOSITS
(dollars in thousands)

	December 31,
	2003	2002	2001	2000	1999
Noninterest-bearing demand deposits	$882,129	$743,174	$524,437	$488,323	$496,428
Interest-bearing checking	699,956	679,747	618,236	591,371	594,223
Money market accounts	2,237,299	1,017,095	758,243	704,417	630,545
Savings accounts	159,013	156,204	112,227	116,165	148,055
Brokered deposits	697,862	544,871	142,286	99,167	--
Time deposits under $100,000	814,802	883,506	924,295	1,342,195	1,109,195
Time deposits of $100,000 or more	537,588	567,913	525,531	553,024	503,205

Total deposits	$6,028,649	$4,592,510	$3,605,255	$3,894,662	$3,481,651

Percentage of Deposits
Noninterest-bearing demand deposits	14.6%	16.2%	14.6%	12.5%	14.3%
Interest-bearing checking	11.6	14.8	17.1	15.2	17.1
Money market accounts	37.1	22.1	21.0	18.1	18.1
Savings accounts	2.7	3.4	3.1	3.0	4.2
Brokered deposits	11.6	11.9	3.9	2.5	--
Time deposits under $100,000	13.5	19.2	25.7	34.5	31.9
Time deposits of $100,000 or more	8.9	12.4	14.6	14.2	14.4

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

        Table 17 in “Results of Operations – Net Interest Income” details average balances for the deposit portfolio for both 2003 and 2002. During 2003, average money market accounts increased $807.2 million, or doubled, and average noninterest demand deposits increased $206.6 million, or 36.8%. On average, time deposits increased $206.4 million, or 11.7%, which includes a $185.2 million increase in average brokered certificates of deposit.

        As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest-bearing checking, money market, and savings accounts). For 2003, transaction accounts made up 61.8% of average deposits, compared with 54.4% for 2002. These trends reflect TSFG’s efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, is expected to play an integral part of achieving this goal. In addition, TSFG held deposit campaigns to raise transaction accounts and offered an attractive money market account, priced as a percentage of the prime interest rate.

        At December 31, 2003, total deposits for Bank CaroLine, an Internet banking division of Carolina First Bank, totaled $43.8 million, up from $29.6 million as of December 31, 2002. Deposits generated through Bank CaroLine generally receive higher rates than those offered by TSFG’s branch locations as a result of the less expensive Internet delivery channel. Deposits for Bank CaroLine increased, due to the acquisition of MountainBank. MountainBank offered Internet-only time deposits that were advertised exclusively on the Internet.

        Time deposits of $100,000 or more represented 8.9% and 12.4% of total deposits at December 31, 2003 and 2002, respectively. This decline was part of TSFG’s plan to discourage out of market deposits in higher cost products. As such, TSFG’s larger denomination time deposits have a greater degree of stability (since they are generally from customers within the local markets of its banks) than is typically associated with this source of funds at other institutions.

        Table 14 shows a maturity schedule for time deposits of $100,000 or more at December 31, 2003.

Table 14
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
(dollars in thousands)

Three months or less	$151,633
Over three through six months	129,076
Over six through twelve months	131,418
Over twelve months	125,461

Total outstanding	$537,588

      Borrowed Funds

        TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. TSFG’s short-term borrowings consist of federal funds purchased and repurchase agreements, FHLB advances (with maturities less than one year when made), commercial paper, and other short-term borrowings. The long-term borrowings consist primarily of subordinated notes, FHLB advances, repurchase agreements with maturities greater than one year when made, and mandatorily redeemable preferred stock of subsidiary. In 2003, average borrowings totaled $3.3 billion, compared with $2.0 billion in 2002. This increase was primarily attributable to an increased reliance on short-term borrowings to support earning asset growth, including increases in investment securities. TSFG may enter into interest rate swap agreements to hedge interest rate risk related to borrowings.

        Table 15 shows balance and interest rate information on TSFG’s short-term borrowings.

Table 15
SHORT-TERM BORROWINGS
(dollars in thousands)

Year Ended December 31,	Maximum Outstanding at any Month End	Average Balance	Average Interest Rate	Ending Balance	Interest Rate at Year End
2003
Federal funds purchased and repurchase agreements	$1,062,102	$ 886,480	1.14%	$834,866	0.96%
FHLB advances	5,000	2,292	4.25	--	--
Treasury, tax, and loan note	18,387	7,155	0.57	11,781	0.57
Commercial paper	39,431	37,880	3.02	36,949	2.81
Line of credit to unaffiliated bank and other	7,350	1,837	3.03	7,349	2.85

		$ 935,644	1.22%	$890,945	1.05%

2002
Federal funds purchased and repurchase agreements	$1,521,495	$1,365,117	1.46%	$1,110,840	1.30%
FHLB advances	29,600	22,936	2.80	29,600	1.73
Treasury, tax and loan note	25,697	13,412	0.99	14,444	0.99
Commercial paper	40,559	36,233	3.62	37,609	3.18

		$1,437,698	1.53%	$1,192,493	1.37%

2001
Federal funds purchased and repurchase agreements	$1,269,538	$ 671,706	3.15%	$1,269,538	1.63%
FHLB advances	98,000	48,127	5.06	98,000	2.09
Note payable to unaffiliated bank	15,000	2,798	8.01	--	--
Treasury, tax and loan note	25,610	19,811	2.01	25,060	1.62
Commercial paper	30,589	20,370	5.40	26,902	4.55

		$ 762,812	3.32%	$ 1,419,500	1.72%

        Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. Federal funds purchased and repurchase agreements totaled $2.3 billion at December 31, 2003, including $1.5 million in long-term repurchase agreements, and $1.5 billion at December 31, 2002, including $400.0 million in long-term repurchase agreements. These balances are primarily to finance higher balances in available for sale investment securities and to support earning asset growth. Balances in these accounts can fluctuate on a day-to-day basis.

        The FHLB advances were $980.7 million, all long-term advances, at December 31, 2003 and $836.5 million, including $806.9 million in long-term advances, at December 31, 2002. FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, management’s willingness to raise deposits through market promotions, the Subsidiary Banks’ unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings. TSFG continues to evaluate the relative cost and benefit of incurring prepayment penalties from the early extinguishment of debt.

        TSFG’s long-term borrowings totaled $2.7 billion at December 31, 2003, up from $1.2 billion as of December 31, 2002, primarily from the increase in repurchase agreements, subordinated notes (primarily related to the deconsolidation of five trust subsidiaries), and mandatorily redeemable preferred stock of subsidiary (related to the reclassification of minority interest in consolidated subsidiary). During 2003, TSFG issued new long-term repurchase agreements of $1.1 billion to provide longer-term liquidity at historically-low interest rates and primarily used these proceeds to fund purchases of available for sale securities.

        In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, TSFG deconsolidated five trust subsidiaries at December 31, 2003, which had been formed to raise capital by issuing preferred securities to institutional investors. The deconsolidation of these wholly-owned subsidiaries, which included South Financial Capital I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, and MountainBank Capital Trust I, increased TSFG’s other assets by $3.6 million, increased long-term debt (specifically subordinated notes) $119.1 million and decreased debt associated with trust preferred securities by $115.5 million.

        In accordance with SFAS No. 150, (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, TSFG reclassified its minority interest in consolidated subsidiary (representing mandatorily redeemable preferred stock of its real estate investment trust subsidiary) to long-term debt effective July 1, 2003. At December 31, 2003, TSFG’s mandatorily redeemable preferred stock of subsidiary totaled $89.8 million.

        In August 2003, TSFG recorded a loss on early extinguishment of debt totaling $2.7 million for prepayment penalties for FHLB advances totaling $40.0 million with a fixed interest rate of 6.27%. On August 31, 2002, TSFG redeemed $26.3 million of 9.00% Subordinated Notes due 2005. In connection with the redemption, TSFG recorded a $354,000 loss on early extinguishment of debt.

      Environmental Remediation Costs

        TSFG acquired the former Beacon Manufacturing Company facility in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MountainBank. MountainBank had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in a release of fuel oil and other materials. Clean-up of the oil spill, including releases to the adjacent Swannanoa River, has been substantially completed. TSFG intends to investigate, and if necessary remediate, any related environmental impacts and soil and groundwater contamination attributable to historical practices at the facility, as well as to stabilize the site and remove waste materials. Based on available information, MountainBank established a $4.4 million environmental remediation contingent liability. In accordance with the purchase method of accounting, TSFG recorded the assets and liabilities of MountainBank at their fair value. TSFG has preliminarily developed a remediation plan and remediation cost projections based upon that plan. TSFG has estimated that the environmental remediation contingent liability on the acquisition date was approximately $7.3 million. The increase in this liability increased the goodwill recorded. TSFG continues to evaluate the reserve level and may make purchase accounting adjustments, which would be treated as goodwill adjustments in the MountainBank transaction. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves. In addition, TSFG recorded approximately $300,000 for the related estimated net realizable value of the other real estate owned and $860,000 for expected insurance recovery for building damage.

      Capital Resources and Dividends

        Total shareholders’ equity amounted to $979.9 million, or 9.1% of total assets, at December 31, 2003, compared with $646.8 million, or 8.1% of total assets, at December 31, 2002. Shareholders’ equity increased during 2003 primarily from the issuance of common stock from an equity offering and the MountainBank acquisition, as well as the retention of earnings. TSFG’s stock repurchase program, cash dividends paid, and the unrealized losses in the available for sale investment portfolio partially offset these increases.

        TSFG has a stock repurchase program and repurchased 1,274,808 shares during 2003. TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization. TSFG may continue to repurchase shares depending upon current market conditions, available cash, and capital levels.

        TSFG’s unrealized loss on securities, net of tax, which is included in accumulated other comprehensive loss, was $7.0 million as of December 31, 2003 as compared to a net unrealized gain of $24.4 million as of December 31, 2002. This decrease during 2003 was comprised of decreases in: MBS $20.6 million, U.S. Government agencies $5.7 million, other securities $3.2 million, U.S. Treasury securities $1.4 million, and state and municipalities $522,000. The decline in all categories, except for other securities, was due to rising long-term interest rates. The decrease in other securities was principally from decreases in the value of Fannie Mae preferred stock and corporate bonds (primarily due to rising long-term interest rates) and the sale of NetBank common stock. Long-term interest rates declined in January 2004, which resulted in TSFG’s unrealized loss on securities available for sale changing to an unrealized gain.

        Book value per share at December 31, 2003 and 2002 was $16.59 and $13.66, respectively. Tangible book value per share at December 31, 2003 and 2002 was $10.61 and $8.55, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

        TSFG is subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at December 31, 2003. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our consolidated financial statements.

        Table 16 sets fourth various capital ratios for TSFG and its Subsidiary Banks. For further information regarding the regulatory capital of TSFG and its Subsidiary Banks, see Item 8, Note 27 to the Consolidated Financial Statements. Due to the adoption of FIN 46, TSFG no longer reflects debt associated with trust preferred securities on its consolidated balance sheets. Under current regulatory guidelines, these securities qualify for tier 1 capital treatment; however, this treatment is currently being reviewed by the Federal Reserve. At December 31, 2003, trust preferred securities included in tier 1 capital totaled $115.5 million.

Table 16
CAPITAL RATIOS

	December 31, 2003	Well Capitalized Requirement
TSFG
Total risk-based capital	12.51%	n/a
Tier 1 risk-based capital	10.51	n/a
Leverage ratio	7.49	n/a

Carolina First Bank
Total risk-based capital	12.46%	10.0%
Tier 1 risk-based capital	9.74	6.0
Leverage ratio	6.63	5.0

Mercantile Bank
Total risk-based capital	11.89%	10.0%
Tier 1 risk-based capital	8.91	6.0
Leverage ratio	7.11	5.0

Community National Bank
Total risk-based capital	15.28%	10.0%
Tier 1 risk-based capital	13.95	6.0
Leverage ratio	8.47	5.0

        On June 27, 2003, TSFG filed a “universal shelf” registration statement registering up to $200.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. In July 2003, TSFG issued 91,250 shares of common stock to settle a share repurchase agreement. On November 12, 2003, TSFG completed a common stock offering, selling 6,325,000 shares at a gross offering price of $27.00 per share. The offering generated proceeds to TSFG of $161.1 million, net of issuance costs for underwriting and expenses. TSFG used some of the net proceeds to increase the capital at TSFG’s subsidiary banks and for general corporate purposes. These funds may also be used to pursue growth opportunities. Following the common stock offering, TSFG’s tangible equity to tangible asset ratio exceeded 6%. As part of its capital management, TSFG plans to keep this ratio above 6%.

        TSFG and its subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. TSFG has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. At the December 2003 meeting, the Board of Directors approved a regular quarterly cash dividend of $0.15 per common share, which represents an effective annual increase of 7.1%. TSFG presently intends to pay a quarterly cash dividend on its common stock; however, future dividends will depend upon TSFG’s financial performance and capital requirements.

        In December 2003, TSFG, through a real estate investment trust subsidiary, issued $10.0 million in floating rate junior subordinated note debentures due December 2013. Proceeds totaled $9.6 million, net of issuance costs of $415,000, which qualifies as tier 2 capital (for Carolina First Bank and TSFG) under Federal Reserve Board guidelines.

        TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at December 31, 2003 with a stated value of $100,000 per share. At December 31, 2003, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.8 million. Under Federal Reserve Board guidelines, $25.2 million, net of issuance costs, qualified as tier 1 capital, and $61.6 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG. See Item 8, Notes 19 and 21 to the Consolidated Financial Statements.

Results of Operations

      Net Interest Income

        Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest and dividends earned on assets, including loan fees, and the interest paid for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 17 presents average balance sheets and a net interest income analysis on a tax equivalent basis for each of the years in the three-year period ended December 31, 2003. Table 18 provides additional analysis of the effects of volume and rate on net interest income.

Table 17
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
(dollars in thousands)

	Years Ended December 31,
	2003			2002			2001
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Balance	Yield/ Rate
Assets
Earning assets
Loans (1)	$4,915,437	$ 280,609	5.71%	$4,008,094	$260,718	6.50%	$3,769,358	$301,312	7.99%
Investment securities, taxable (2)	3,334,410	128,060	3.84	1,757,344	87,554	4.98	1,041,131	65,381	6.28
Investment securities, nontaxable(3)	136,914	7,661	5.60	93,454	6,719	7.19	84,471	6,191	7.33
Federal funds sold	2,334	29	1.24	2,098	23	1.10	335	13	3.88
Interest-bearing bank balances	36,495	450	1.23	63,087	1,077	1.71	33,675	1,370	4.07

Total earning assets	8,425,590	416,809	4.95	5,924,077	356,091	6.01	4,928,970	374,267	7.59

Non-earning assets	835,177			573,530			530,545

Total assets	$9,260,767			$6,497,607			$5,459,515

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$ 645,836	$ 3,824	0.59%	$604,714	$ 6,718	1.11%	586,882	$ 14,165	2.41%
Savings	154,202	674	0.44	123,855	846	0.68	113,635	2,263	1.99
Money market	1,614,190	26,775	1.66	806,964	13,488	1.67	757,376	26,782	3.54
Time deposits	1,965,442	45,071	2.29	1,759,014	61,806	3.51	1,752,290	101,648	5.80

Total interest-bearing deposits	4,379,670	76,344	1.74	3,294,547	82,858	2.52	3,210,183	144,858	4.51
Borrowings	3,259,192	65,193	2.00	2,005,513	52,629	2.62	1,180,678	52,466	4.44

Total interest-bearing liabilities	7,638,862	141,537	1.85	5,300,060	135,487	2.56	4,390,861	197,324	4.49

Noninterest-bearing liabilities
Noninterest-bearing deposits	767,957			561,382			478,067
Other noninterest-bearing liabilities	101,911			76,447			82,429

Total liabilities	8,508,730			5,937,889			4,951,357
Minority interest in
consolidated subsidiary (4)	42,898			62,377			24,524
Shareholders' equity	709,139			497,341			483,634

Total liabilities and
shareholders' equity	$9,260,767			$6,497,607			$5,459,515

Net interest margin		$ 275,272	3.27%		$220,604	3.72%		$176,943	3.59%

Tax-equivalent adjustment (3)		$ 2,681			$ 2,352			$ 2,166

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized gain or loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends. Effective July 1, 2003, in accordance with the adoption of SFAS 150, TSFG reclassified these amounts to long-term debt.
Note:	Average balances are derived from daily balances.
38

Table 18
RATE/VOLUME VARIANCE ANALYSIS
(dollars in thousands)

	2003 Compared to 2002			2002 Compared to 2001
	Total Change	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate
Earning assets
Loans	$19,891	$54,332	$(34,441)	$(40,594)	$18,182	$(58,776)
Investment securities, taxable	40,506	64,230	(23,724)	22,173	37,830	(15,657)
Investment securities, nontaxable	942	2,655	(1,713)	528	648	(120)
Federal funds sold	6	3	3	10	25	(15)
Interest-bearing bank balances	(627)	(378)	(249)	(293)	779	(1,072)

Total interest income	60,718	120,842	(60,124)	(18,176)	57,464	(75,640)

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	(2,894)	430	(3,324)	(7,447)	418	(7,865)
Savings	(172)	177	(349)	(1,417)	187	(1,604)
Money market	13,287	13,390	(103)	(13,294)	1,651	(14,945)
Time deposits	(16,735)	6,617	(23,352)	(39,842)	389	(40,231)

Total interest-bearing deposits	(6,514)	20,614	(27,128)	(62,000)	2,645	(64,645)
Borrowings	12,564	27,232	(14,668)	163	27,191	(27,028)

Total interest expense	6,050	47,846	(41,796)	(61,837)	29,836	(91,673)

Net interest income	$54,668	$72,996	$(18,328)	$43,661	$27,628	$16,033

Note:      Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

        Fully tax-equivalent net interest income increased 24.8% to $275.3 million in 2003 from $220.6 million in 2002 and $176.9 million in 2001. This increase was attributable to 42.2% growth in average earning assets, principally from higher investment securities, solid organic loan growth, and acquisition of MountainBank. The MountainBank acquisition, which closed on October 3, 2003, added approximately $877.7 million in earning assets. TSFG increased its investment portfolio to leverage available capital and take advantage of the opportunity to increase net interest income.

        The lower net interest margin, which declined to 3.27% in 2003 from 3.72% in 2002, partially offset the net interest income increase from higher earning assets. The 2003 net interest margin declined principally from higher investment securities (which generally have a lower yield than loans), accelerated MBS prepayments in the second and third quarters of 2003, downward pricing of fixed rate commercial loans, and deposit rates approaching lower limits due to historically-low interest rates. In addition, TSFG has experienced solid growth in money market accounts, principally from a product priced at a percentage of the prime interest rate with year-end 2003 balances of approximately $1.9 billion. If interest rates rise, TSFG may benefit from the relatively slower increase for these accounts.

        Accelerated premium amortization resulting from high levels of prepayments experienced on mortgage-backed securities had a negative impact on the 2003 net interest margin. Net premium amortization on MBS in 2003 totaled $19.1 million compared with $4.0 million in 2002 and $1.4 million in 2001. Premium amortization for mortgage-backed securities slowed in fourth quarter 2003, and the slower prepayment speeds are expected to continue in 2004.

        After declining for three quarters, the net interest margin turned upward in the fourth quarter 2003. The net interest margin increased to 3.23% for the fourth quarter 2003, up 22 basis points from the third quarter 2003. During the fourth quarter, slower MBS prepayments, the higher net interest margin from MountainBank, and effective management of deposit rates drove the net interest margin upward. During 2004, TSFG expects the net interest margin to continue improving slightly from the fourth quarter 2003 level.

        Interest rates remain at historically low levels. During 2003, the Federal Reserve lowered the federal funds target rate 25 basis points at the end of June, which followed a 50 basis point reduction in November 2002 and eleven downward adjustments in 2001. A large portion of TSFG’s adjustable rate loans, which constitute 58.2% of the loan portfolio, reprice immediately following an interest rate change by the Federal Reserve. The funding source changes take more time to filter into the net interest margin, primarily because of the timed maturities of certificates of deposit and borrowings.

        In connection with its adoption of SFAS 150, effective July 1, 2003, TSFG reported dividends earned by institutional holders on preferred shares of its real estate investment trust subsidiary as interest expense. For periods prior to July 1, 2003, these dividends earned are reported as minority interest in consolidated subsidiary, net of tax. This reclassification lowered the 2003 net interest margin by 3 basis points.

        During the fourth quarter of 2002, TSFG adjusted and reclassified certain prior quarter amounts to account for an over accrual of interest expense related to repurchase agreements and the deferral of loan fee income. For the first nine months of 2002, the over accrual of interest expense related to repurchase agreements overstated interest expense by $2.4 million, which was corrected in the fourth quarter 2002. The additional deferral of loan fee income decreased net interest income by $7.7 million in 2002 and $10.4 million in 2001. A related deferral of salaries, wages and employee benefits expense substantially offset the decrease in the deferral of loan fee income.

        Average total deposits increased by $1.3 billion, or 33%, to $5.1 billion during 2003 from $3.9 billion in 2002. The growth in deposits in 2003 was driven by growth in money market and noninterest-bearing deposits generated through sales referrals and targeted deposit promotions. In addition, TSFG acquired $778.3 million in deposits from MountainBank in the fourth quarter of 2003. The deposits acquired from Gulf West, Rock Hill Bank, and CBT in the second half of 2002 accounted for the majority of the increase in 2002. Average borrowings increased to $3.3 billion in 2003 from $2.0 billion in 2002, due to increases in repurchase agreements and FHLB advances. These borrowings were used to fund the growth in earning assets.

        In August 2003, TSFG recorded a $2.7 million loss on the early extinguishment of approximately $40.0 million in FHLB advances with a fixed rate of 6.27%, thereby enhancing net interest income. In addition, in 2002, TSFG redeemed $26.3 million of 9.00% Subordinated Notes due 2005 and recorded a $354,000 loss on early extinguishment of debt in connection with the redemption. TSFG continues to evaluate the relative cost and benefit of incurring additional prepayment penalties from the early extinguishment of debt. See “Borrowed Funds.”

      Provision for Loan Losses

        The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $20.6 million, $22.3 million, and $22.0 million in 2003, 2002 and 2001, respectively. The lower provision for loan losses in 2003 was primarily attributable to the liquidation of nonperforming loans with allocated reserves that exceeded net loan losses incurred. TSFG expects the provision for loan losses to increase in 2004, principally in connection with projected loan growth.

        Net loan charge-offs were $30.3 million, or 0.62% of average loans held for investment in 2003, up from $19.5 million, or 0.49% during 2002. However, loan charge-offs in 2003 included losses of $10.3 million on Rock Hill Workout Loans, the majority of which were provided for in the allowance for loan losses at December 31, 2002. Therefore, the allowance for loan losses declined, and the aforementioned reserved charge-offs had limited impact on the 2003 provision for loan losses. The allowance for loan losses equaled 1.28% and 1.58% of loans held for investment as of December 31, 2003 and 2002, respectively. See “Loans.” Excluding the Rock Hill Workout Loans, the allowance for loan losses was 1.23% and 1.24% of loans held for investment as of December 31, 2003 and 2002, respectively.

      Noninterest Income

        Noninterest income increased significantly during the past two years, both including and excluding gains on asset sales. These increases reflect expansion in noninterest income sources and continuing benefits from TSFG’s “Elevate” sales process. Service charges on deposits and mortgage banking income, the largest components of noninterest income, were also the primary drivers of the increase in noninterest income. In addition, TSFG realized higher gains on available for sale securities and equity investments in 2003.

        Table 19 shows the components of noninterest income during the three years ended December 31, 2003. As demonstrated in Table 19, all noninterest income components were up strongly in 2003.

Table 19
COMPONENTS OF NONINTEREST INCOME
(dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Service charges on deposit accounts	$30,856	$23,410	$18,689
Mortgage banking income	10,481	5,144	6,370
Bank-owned life insurance	8,320	7,429	7,209
Merchant processing fees	7,214	5,908	5,799
Brokerage income	5,181	3,359	2,259
Insurance income	3,565	1,698	1,085
Trust income	3,283	3,064	3,374
Gain (loss) on trading and derivative activities	1,843	(934)	176
Other	7,690	4,442	3,751

Noninterest income, excluding gains on asset sales	78,433	53,520	48,712

Gain on available for sale securities	11,080	2,985	3,458
Gain on equity investments	5,376	3,135	960
Gain on disposition of assets and liabilities	601	--	354

Gains on asset sales, net	17,057	6,120	4,772

Total noninterest income	$95,490	$59,640	$53,484

Total noninterest income as a percentage of total revenue (1)	25.9%	21.5%	23.4%
Noninterest income, excluding gains on asset sales, as a percentage of total revenue (1)	22.3	19.7	21.8

(1)     Calculated as noninterest income, divided by the sum of net interest income and noninterest income.

        Service charges on deposit accounts, the largest contributor to noninterest income, rose 31.8% in 2003. This increase followed a 25.3% increase in 2002. The increase was primarily attributable to increasing transaction accounts including cash management, improving collection of fees, and revising fee structures to reflect competitive pricing. Average balances for deposit transaction accounts, which impact service charges, increased 51.8% for 2003.

        Mortgage banking income includes origination income and secondary marketing operations (related to current production), mortgage servicing loss (net of the related amortization for the mortgage servicing rights and subservicing payments for portfolio mortgage loans and servicing portfolio), losses and recoveries related to the impairment of mortgage servicing rights, gains and losses on sales of portfolio mortgage loans, and gains and losses on sales of mortgage servicing rights. In 2003, mortgage banking income increased 103.8%. Table 20 shows the components of mortgage banking income for the three years ended December 31, 2003.

Table 20
COMPONENTS OF MORTGAGE BANKING INCOME
(dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Origination income and secondary marketing operations	$12,734	$8,936	$5,852
Mortgage servicing loss, net of related amortization and subservicing payments	(2,235)	(2,696)	(265)
Impairment on mortgage servicing rights	(18)	(703)	(1,068)
Gain (loss) on sale of portfolio mortgage loans	--	(393)	2,456
Loss on sale of mortgage servicing rights	--	--	(605)

Total mortgage banking income	$10,481	$5,144	$6,370

        For 2003, origination income and secondary marketing rose 42.5%, following a 52.7% increase in 2002. Mortgage loans originated by TSFG originators totaled $689.5 million, $531.0 million and $339.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Mortgage origination volumes by TSFG originators increased in 2003 and 2002 due to lower mortgage loan rates and the hiring of additional mortgage originators. During the fourth quarter 2003, mortgage banking income declined from the third quarter 2003, principally from lower origination volumes due to higher mortgage loan rates. TSFG expects slower growth in 2004 mortgage origination income if mortgage loan rates remain at current levels or continue to rise.

        TSFG’s mortgage banking strategy emphasizes mortgage originations. Accordingly, TSFG sells most of the loans it originates in the secondary market with servicing rights released. Beginning in 2001, TSFG exited the mortgage servicing business and contracted with non-affiliated companies to service its portfolio mortgage loans and servicing portfolio. With this change, TSFG’s servicing portfolio began declining. At December 31, 2003, TSFG’s servicing portfolio included 3,382 loans having an aggregate principal balance of $229.3 million, down from $476.8 million at December 31, 2002. The servicing portfolio decline accelerated in 2003 due to prepayments of loans from increased refinancings because of lower rates.

        Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights. In 2004, TSFG expects its net mortgage servicing loss to improve due to lower amortization of mortgage servicing rights as prepayments slow. Mortgage servicing rights, net of the valuation allowance, totaled $1.8 million and $4.4 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the valuation allowance for capitalized mortgage servicing rights totaled $1.8 million.

        Bank-owned life insurance increased $891,000, or 12.0%, in 2003, due to additional life insurance and increases in the cash values. TSFG purchased an additional $25.0 million of life insurance on certain officers in October 2003 and added $13.8 million from the acquisition of MountainBank, both of which should increase bank-owned life insurance in 2004. The cash surrender value totaled $192.2 million at December 31, 2003, up from $144.2 million at December 31, 2002.

        Merchant processing fees increased $1.3 million, or 22.1%, in 2003, primarily from attracting new merchants and increased sales efforts. In 2003, brokerage income increased $1.8 million, or 54.2%, primarily from the addition of brokers and improved equity conditions. This follows a 48.7% increase in 2002, primarily from the addition of brokers. Insurance income increased $1.9 million, or 110.0%, in 2003 following a 56.5% increase in 2002, principally from acquiring agencies and leveraging TSFG’s customer base. TSFG acquired Gardner Associates in September 2002 and Allied in September 2003. Trust income increased $219,000, or 7.1%, in 2003 following a 9.2% decrease in 2002. At December 31, 2003 and 2002, the market value of assets administered by the trust department totaled $759.3 million and $585.8 million, respectively.

        In 2003, TSFG increased its use of derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading and derivative activities, as demonstrated by a $1.8 million net gain in 2003 with a $934,000 loss in 2002. See “Market Risk and Asset/Liability Management – Derivatives and Hedging Activities.”

        In 2003, the gain on equity investments included $3.9 million from the sale of 367,096 shares of NetBank common stock and a $1.5 million gain from the sale of community bank stock and corporate bonds. In 2002, the gain on equity investments included a $4.7 million gain on the sale of 450,000 shares of NetBank common stock, partially offset by a $1.2 million write-down on RHBT common stock. In 2001, the gain on equity investments included $1.1 million from the marking to estimated fair value and subsequent sale of an investment in Concord EFS, Inc., partially offset by a $300,000 loss associated with the write-down of an Internet-related investment.

        In 2003, Carolina First Bank completed the sale of its branch office in Powdersville, South Carolina. In connection with the sale of this branch, TSFG recorded a gain of $601,000 and transferred deposits of $6.4 million. In 2001, the gain on disposition of assets and liabilities included a $1.7 million gain on the disposition of two bank properties, partially offset by a $989,000 loss on the sale of four branch office locations and a $262,000 loss associated with the sale-leaseback of a branch office. The sale of branch offices in less populated and slower-growing markets is part of TSFG’s goal to invest resources in higher-potential markets.

        Other noninterest income includes income related to debit cards, customer service fees, international banking services, and other fee-based services. Total income from these fee income sources increased over the prior year due in part to TSFG’s rollout of Elevate, a customer-centered sales process. The increase in other noninterest income in 2003 was largely due to increases in benefits administration fees (due to the API acquisition), which increased $1.4 million, and debit card income, which increased $945,000.

      Noninterest Expenses

        TSFG is expanding in new and existing markets within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services, technology systems, and incentive programs. These factors contributed to TSFG’s increases in noninterest expense, which increased 27.2%, or 30.2% excluding non-operating items, for 2003 over 2002. TSFG’s market expansion included three bank acquisitions in the last four months of 2002 (Gulf West, Rock Hill, and CBT) and the October 2003 acquisition of MountainBank. TSFG also purchased one insurance agency in 2002 and an insurance agency and benefit plan administrator in 2003.

        TSFG focuses on controlling noninterest expenses, while growing revenues. Table 21 shows TSFG’s efficiency ratio, a measure of TSFG’s expenses relative to total revenues. TSFG expects to improve its efficiency ratio and has set a goal of below 55%. Table 21 shows the components of noninterest expenses during the three years ended December 31, 2003.

Table 21
COMPONENTS OF NONINTEREST EXPENSES
(dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Salaries and wages	$78,243	$58,688	$48,131
Employee benefits	22,535	16,430	14,190
Occupancy	18,925	15,238	14,269
Furniture and equipment	17,922	15,341	13,526
Professional fees	6,479	5,289	5,847
Merchant processing expense	5,622	4,767	4,825
Telecommunications	4,815	3,564	4,519
Amortization of intangibles	3,433	1,519	5,765
Other	40,590	31,691	26,235

Noninterest expenses, excluding non-operating items	198,564	152,527	137,307

Merger-related costs (recoveries)	5,127	6,664	(501)
Employment contract payments	512	1,846	--
Impairment loss from write-down of assets	268	1,449	243
Loss on early extinguishment of debt	2,699	354	3,106
Charitable contribution of premises	--	--	665

Non-operating noninterest expenses	8,606	10,313	3,513

Total noninterest expenses	$207,170	$162,840	$140,820

Efficiency ratio (1)	56.3%	58.6%	61.7%
Efficiency ratio, operating basis (2)	56.6	56.1	61.4
(1)	Calculated as noninterest expenses, divided by the sum of net interest income and noninterest income.
(2)	Calculated as noninterest expenses, excluding non-operating items, divided by the sum of net interest income and noninterest income, excluding gains on asset sales (see Table 19).

        Salaries, wages, and employee benefits rose $25.7 million, or 34.2%, in 2003 after rising 20.5% in 2002. Full-time equivalent employees as of December 31, 2003 increased to 1,918 from 1,700 and 1,346 at December 31, 2002 and 2001, respectively. The increase in personnel expense was attributable to the 2002 acquisitions (which occurred during the last four months of the year), 2003 acquisitions, hiring new revenue-producing associates (at a higher cost per full-time equivalent employee), and recording higher levels of incentive pay (including sales incentives). Restricted stock plan awards, which are expensed to salaries and wages, increased to $3.3 million for 2003 from $2.1 million for 2002 and $671,000 for 2001.

        Occupancy expense increased 24.2% in 2003 primarily from the addition of branch offices from TSFG’s acquisitions occurring since October 2002. Furniture and equipment expense rose 16.8% in 2003 after an increase of 13.4% in 2002. The increase in furniture and equipment expense was primarily attributable to increases in depreciation and additional maintenance agreements principally from TSFG’s acquisitions.

        The increase in professional fees was partially related to deposit pricing and fee initiatives. The increase in merchant processing expense was offset by related revenue increases.

        Amortization of intangibles increased $1.9 million in 2003, primarily attributable to the addition of core deposit premiums in the last four months of 2002 from bank acquisitions and the 2003 acquisition of MountainBank. In addition, TSFG added customer list intangibles and non-compete intangibles in connection with its acquisitions. The decrease when comparing 2002 and 2001 was primarily attributable to the January 1, 2002 adoption of SFAS 142, which required TSFG to cease the amortization of goodwill.

        TSFG incurred pre-tax merger-related costs, in connection with TSFG’s acquisitions in 2003 and 2002. In 2001, TSFG had a recovery of merger-related costs, which related to the sale of properties acquired in the June 2000 merger of Anchor Financial Corporation at prices higher than estimated when a reserve for their disposition was established in 2000. At December 31, 2003, the accrual for merger-related costs totaled $961,000. See Item 8, Note 32 to the Consolidated Financial Statements.

        In 2003, TSFG recorded a loss on early extinguishment of debt for prepayment penalties for FHLB advances totaling $40.0 million with a fixed interest rate of 6.27%. In 2002, TSFG recorded a loss on early extinguishment of debt for unamortized issuance costs associated with redeeming $26.3 million of 9.00% subordinated notes due 2005. In 2001, TSFG recorded a loss on early extinguishment of debt for prepayment penalties for FHLB advances totaling $54.3 million with fixed interest rates ranging from 5.41% to 7.21% due in years 2002 to 2008.

        Other noninterest expenses rose 28.1% in 2003 after an increase of 20.8% in 2002. The overall increase in other noninterest expenses was principally attributable to increases in loan collection, travel, insurance, advertising, debit card, and supplies expense.

      Income Taxes

        The effective income tax rate as a percentage of pretax income was 30.8% in 2003, 31.2% in 2002, and 34.3% in 2001. The effective income tax rate declined in 2002 in connection with ceasing the amortization of goodwill and TSFG’s ability to utilize a capital loss carry forward to offset gains realized on equity investments. The blended statutory federal and state income tax rate was 36.94% during all three periods. TSFG anticipates the effective income tax rate to increase to between 31% and 33% for 2004.

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

        TSFG attempts to manage exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee (“ALCO”), reviewed by the Investment Committee, and approved by the Board of Directors. The primary goal of the bank’s ALCO is to achieve consistent growth in net interest income through implementation of strategies to improve balance sheet positioning and/or earnings while managing interest rate risk. TSFG attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates while maintaining adequate liquidity and capital. TSFG’s asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to have a significant impact on net interest income over time. The overall interest rate risk position of TSFG continues to fall within the interest rate risk guidelines established by ALCO.

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

        Interest sensitivity gap (“GAP position”) measures the difference between rate sensitive assets and rate sensitive liabilities maturing or whose rates are subject to change during a given time frame. TSFG’s GAP position, while not a complete measure of interest sensitivity, is reviewed periodically to provide insights related to the static repricing structure of assets and liabilities. In general, an asset sensitive position would indicate that net interest income would benefit from increases in market interest rates. Conversely, a liability sensitive position generally indicates that net interest income would benefit from decreases in market interest rates. The static gap position is limited because it does not take into account a number of important factors, such as the degree of changes in interest rates, the timing of the implementation of such changes, or changes in management’s expectations or intentions. In addition, it is not necessarily indicative of positions on other dates.

        Table 22 shows TSFG’s financial instruments that are sensitive to changes in interest rates as well as TSFG’s interest sensitivity gap at December 31, 2003. The carrying amounts of rate-sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature. For assets, projected repayments, anticipated principal prepayments, and potential calls are taken into account. To reflect anticipated prepayments, certain asset categories are shown in Table 22 using estimated cash flows rather than contractual cash flows. For core deposits without contractual maturities (i.e., interest checking, savings, money market, and noninterest-bearing deposit accounts), Table 22 presents principal cash flows based on management’s judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and calls differ from TSFG’s historical experience and management’s judgment.

Table 22
INTEREST SENSITIVITY GAP ANALYSIS
(dollars in thousands)

	0-3 Months	4-12 Months	One to Three Years	After Three Years	Total
Interest-Sensitive Assets
Earning assets
Loans	$3,519,736	$969,727	$1,062,988	$209,373	$5,761,824
Investment securities (1)	858,277	833,947	1,274,927	1,051,927	4,019,078
Federal funds sold	137	--	--	--	137
Interest-bearing balances with other banks	1,298	750	--	--	2,048

Total earning assets	$4,379,448	$1,804,424	$2,337,915	$1,261,300	$9,783,087

Interest-Sensitive Liabilities
Liabilities
Interest-sensitive liabilities
Interest-bearing deposits
Interest checking	$--	$209,886	$245,035	$245,035	$699,956
Savings	--	15,901	79,506	63,606	159,013
Money market	1,947,982	119,215	85,051	85,051	2,237,299
Certificates of deposit	630,266	1,086,491	251,972	81,523	2,050,252

Total interest-bearing deposits	2,578,248	1,431,493	661,564	475,215	5,146,520
Other deposits (2)	--	88,213	441,065	352,851	882,129
Borrowings	1,748,020	846,714	360,064	639,026	3,593,824

Total interest-sensitive liabilities	4,326,268	2,366,420	1,462,693	1,467,092	9,622,473

Periodic interest-sensitive gap	53,180	(561,996)	875,222	(205,792)	160,614

Notional amount of interest rate swaps	(135,000)	395,500	(11,000)	(249,500)	--

Periodic interest-sensitive gap after interest rate
swaps	$(81,820)	$(166,496)	$864,222	$(455,292)	$160,614

Cumulative interest-sensitive gap	$(81,820)	$(248,316)	$615,906	$160,614	$--

(1)	Investment securities exclude the unrealized loss on available for sale securities of $11.5 million.
(2)	Other deposits consist of noninterest-bearing deposits, which respond in part to changes in interest rates.
45

        As indicated in Table 22, as of December 31, 2003, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability-sensitive position of $248.3 million, or 2.3% of total assets. This static gap liability sensitive position resulted primarily from the increase in money market balances, which primarily reprice immediately following changes in the prime rate, and from funding some of the securities purchased during 2003 with repurchase agreements that reprice within one year.

        The forecast used for earnings at risk analysis simulates TSFG’s consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates gradually increase 100 and 200 basis points and decrease 100 basis points over the next twelve-month period. These rates assume a parallel shift in the treasury yield curve, except for lower limits in the declining rate scenario as discussed below. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates. Table 23 shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using the “most likely” projected balance sheet.

Table 23
EARNINGS AT RISK ANALYSIS

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	1.53%
1.00	0.77
Flat	--
(1.00)	(1.57)

        TSFG has a static gap liability sensitive position, as indicated in Table 22; however the earnings at risk analysis indicates that TSFG will benefit from an increase in interest rates. This situation is due to the reduction of the prepayment speeds on the mortgage-backed securities in the increasing rate scenarios resulting in a higher level of earning assets and higher interest income.

        Although net interest income declines in the 100 basis point declining rate scenario, lower limits are in place, which limit the rate declines and the impact on net interest income. Due to the low level of current interest rates, many of the key rates (such as Federal Funds and three month LIBOR), which the majority of the balance sheet items are indexed to in the model, cannot be lowered the full 100 basis points. The floors placed on these key rates restrict the reduction in both interest income and expense in the declining rate scenario. In addition, many deposit rates have reached what management believes to be an acceptable lower limit thus limiting the interest expense reduction from repricing deposits by the entire 100 basis points.

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

        Derivatives and Hedging Activities. TSFG uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its lending, investment, deposit taking, and borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps, options, and futures contracts. Options and futures contracts typically have indices that relate to the pricing of specific on-balance sheet instruments and forecasted transactions and may be more speculative in nature.

        TSFG has interest rate swap agreements that qualify as fair value hedges and those that qualify as cash flow hedges. Fair value hedges are used to hedge fixed rate deposits. TSFG uses cash flow hedges to hedge interest rate risk associated with variable rate borrowings.

        In connection with its interest rate management activities, TSFG uses futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. In 2003, TSFG increased its use of derivatives. For 2003, gain on trading and derivative activities totaled $1.9 million, compared with a $934,000 loss in 2002 and a gain of $176,000 in 2001.

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

        In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. At December 31, 2003, the fair value of derivative assets totaled $1.6 million and was related to cash flow hedges. At December 31, 2003, the fair value of derivative liabilities totaled $14.3 million for fair value hedges and cash flow hedges and $664,000 for future contracts.

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

        TSFG’s off-balance sheet arrangements, which principally include lending commitments, derivatives, and stock-related agreements, are described below. At December 31, 2003 and 2002, TSFG had no interests in non-consolidated special purpose entities.

        Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business.

        For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2003, commercial and retail loan commitments totaled $1.2 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $2.1 million at December 31, 2003. Unused business credit card lines, which totaled $18.1 million at December 31, 2003, are generally for short-term borrowings.

        Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party or obligates TSFG to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 was $101.9 million.

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

        At December 31, 2003, the fair value of derivative assets totaled $1.6 million and was related to cash flow hedges. At December 31, 2003, the fair value of derivative liabilities totaled $14.3 million for fair value hedges and cash flow hedges and $664,000 for future contracts. The related notional amounts, which are not recorded on the consolidated balance sheets, totaled $96.4 million for the derivative assets and $847.5 million for the derivative liabilities. See Item 8, Note 14 of the Consolidated Financial Statements for additional information regarding derivatives.

        Credit Life & Disability Insurance. Carolina First Guaranty Reinsurance, Ltd. (“CFGRL”), a wholly-owned subsidiary of TSFG, offers credit life and disability insurance up to a single policy limit of $100,000 to customers of the Subsidiary Banks. As of December 31, 2003, CFGRL had in force insurance not recorded on the consolidated balance sheets of $29.9 million. A loss reserve, determined based on reported and past loss experience of in force policies totaled $189,000 at December 31, 2003.

        Stock-Related Agreements. In connection with stock repurchases, TSFG has, from time to time, entered into “accelerated share repurchase” contracts. Under these accelerated share repurchase contracts, an unaffiliated investment bank (the “counterparty”) “borrows” the requisite number of shares from unaffiliated third parties, and delivers these shares to TSFG in exchange for cash (such that these shares are immediately removed from TSFG’s outstanding shares). Over a period of time, subsequent to the entry into the accelerated share repurchase contract, the counterparty purchases TSFG shares in the open market to cover their borrowed position. After the counterparty has covered this position, TSFG settles with the counterparty for any gains or losses associated with changes in TSFG’s stock price during the period of time that stock was being purchased. This settlement may be made in cash or in TSFG common stock. These contracts are reflected as a reduction in shareholders’ equity and outstanding shares (used in the earnings per share calculation).

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

        Proper liquidity management is crucial to ensure that TSFG is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, TSFG focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 24 summarizes future contractual obligations as of December 31, 2003. Table 24 does not include payments, which may be required under employment and deferred compensation agreements (see Item 8, Note 31 of the Consolidated Financial Statements). In addition, Table 24 does not include payments required for interest and income taxes (see Item 8, Consolidated Statements of Cash Flows for details on interest and income taxes paid for 2003).

Table 24
CONTRACTUAL OBLIGATIONS
(dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Time deposits	$2,050,252	$1,716,756	$251,972	$ 81,485	$ 39
Short-term borrowings	890,945	890,945	--	--	--
Long-term debt	2,702,382	11,129	435,670	1,383,289	872,294
Operating leases	109,851	10,777	17,647	15,857	65,570

Total contractual cash obligations	$5,753,430	$2,629,607	$705,289	$1,480,631	$937,903

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

        The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of December 31, 2003, totaled $980.7 million. At December 31, 2003, the Subsidiary Banks had $1.2 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At December 31, 2003, the Subsidiary Banks had unused short-term lines of credit totaling $1.3 billion (which are withdrawable at the lender’s option).

        The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At December 31, 2003, the Subsidiary Banks had qualifying collateral to secure advances up to $679.6 million, of which none was outstanding.

        At December 31, 2003, the parent company had two short-term lines of credit totaling $20.0 million, of which $12.8 million was unused. These lines of credit, which are withdrawable at the lenders’ option, mature June 30, 2004 for $10.0 million and September 1, 2004 for $10.0 million.

        In the normal course of business, to meet the financial needs of its customers, TSFG, principally through the Subsidiary Banks, enters into agreements to extend credit. For amounts and types of such agreements at December 31, 2003, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s liquidity and could require additional sources of liquidity.

Recently Adopted Accounting Pronouncements

      Accounting for Exit or Disposal Activities

        Effective January 1, 2003, TSFG adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. The initial adoption of this standard did not have an impact on the financial condition or results of operations of TSFG.

      Accounting for Guarantees

        Effective January 1, 2003, TSFG adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). TSFG adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial adoption of this standard did not have an impact on the financial condition or results of operations of TSFG.

      Accounting for Derivative Instruments and Hedging Activities

        Effective July 1, 2003, TSFG adopted SFAS No. 149, (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management does not believe the provisions of this standard will have a material impact on results of future operations.

      Accounting for Variable Interest Entities

        Effective July 1, 2003, TSFG adopted FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which was revised in December 2003, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In accordance with the revised rules, TSFG deconsolidated five trust subsidiaries at December 31, 2003, which had been formed to raise capital by issuing preferred securities to institutional investors. The deconsolidation of these wholly-owned subsidiaries, which included South Financial Capital I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, and MountainBank Capital Trust I, increased TSFG’s other assets by $3.6 million, increased long-term debt $119.1 million, and decreased debt associated with trust preferred securities by $115.5 million. The full and unconditional guarantee by TSFG for the preferred securities remains in effect.

      Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

        Effective July 1, 2003, TSFG adopted SFAS No. 150, (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, as liabilities or assets in some circumstances. Forward contracts to repurchase an issuer’s equity shares that require physical settlement in exchange for cash are initially measured at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. In connection with this adoption, TSFG reclassified its minority interest in consolidated subsidiary (representing mandatorily redeemable preferred stock of its real estate investment trust subsidiary) to long-term debt effective July 1, 2003. At December 31, 2003, TSFG’s mandatorily redeemable preferred stock of subsidiary totaled $89.8 million. In addition, effective July 1, 2003, TSFG reported dividends earned by institutional holders on preferred shares of its real estate investment trust subsidiary as interest expense. For periods prior to July 1, 2003, these dividends earned are reported as minority interest in consolidated subsidiary, net of tax.

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

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
The South Financial Group, Inc.:

        We have audited the accompanying consolidated balance sheets of The South Financial Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of The South Financial Group, Inc. and subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The South Financial Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, The South Financial Group, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP
Greenville, South Carolina
March 5, 2004

STATEMENT OF FINANCIAL RESPONSIBILITY

        Management of The South Financial Group, Inc. and subsidiaries is committed to quality customer service, enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The statements include amounts that are based on management’s best estimates and judgments. Other financial information in this report is consistent with the consolidated financial statements.

        In meeting its responsibility, management relies on its internal control structure that is supplemented by a program of internal audits. The internal control structure is designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition.

        KPMG LLP, independent auditors, audited TSFG’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America. These standards include a study and evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the determination of the scope of their audits. KPMG LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of TSFG. The consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

        The Audit Committee, composed entirely of independent directors, meets periodically with management, TSFG’s internal auditors and KPMG LLP (separately and jointly) to discuss audit, financial reporting and related matters. KPMG LLP and the internal auditors have direct access to the Audit Committee.

/s/ Mack I. Whittle, Jr. Mack I. Whittle, Jr. President and Chief Executive Officer	/s/ William S. Hummers III Willilam S. Hummers III Executive Vice President and Chief Financial Officer

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2003	2002
Assets
Cash and due from banks	$ 184,057	$ 201,333
Interest-bearing bank balances	2,048	58,703
Federal funds sold	137	31,293
Securities
Trading	480	350
Available for sale	3,915,994	2,488,944
Held to maturity (market value $93,188 in 2003 and $85,371 in 2002)	91,097	82,892

Total securities	4,007,571	2,572,186

Loans
Loans held for sale	29,619	67,218
Loans held for investment	5,732,205	4,434,011
Allowance for loan losses	(73,287)	(70,275)

Net loans	5,688,537	4,430,954

Premises and equipment, net	142,705	137,501
Accrued interest receivable	48,365	37,080
Intangible assets	353,079	242,182
Other assets	292,902	229,778

	$ 10,719,401	$ 7,941,010

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$ 882,129	$ 743,174
Interest-bearing	5,146,520	3,849,336

Total deposits	6,028,649	4,592,510
Federal funds purchased and repurchase agreements	834,866	1,110,840
Other short-term borrowings	56,079	81,653
Long-term debt	2,702,879	1,221,511
Debt associated with trust preferred securities	--	95,500
Accrued interest payable	24,520	20,945
Other liabilities	92,539	84,840

Total liabilities	9,739,532	7,207,799

Minority interest in consolidated subsidiary	--	86,412

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and
outstanding none	--	--
Common stock-par value $1 per share; authorized 100,000,000 shares; issued
and outstanding 59,064,375 shares in 2003 and 47,347,375 shares in 2002	59,064	47,347
Surplus	712,788	427,448
Retained earnings	216,678	150,948
Guarantee of employee stock ownership plan debt and nonvested restricted stock	(2,494)	(3,094)
Common stock held in trust for deferred compensation	(151)	--
Deferred compensation payable in common stock	151	--
Accumulated other comprehensive income (loss), net of tax	(6,167)	24,150

Total shareholders' equity	979,869	646,799

	$ 10,719,401	$ 7,941,010

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)

	Year Ended December 31,
	2003	2002	2001
Interest income
Interest and fees on loans	$ 280,609	$ 260,718	$ 301,312
Interest and dividends on securities:
Taxable	128,060	87,554	65,381
Exempt from Federal income taxes	4,980	4,367	4,025

Total interest and dividends on securities	133,040	91,921	69,406
Interest on short-term investments	479	1,100	1,383

Total interest income	414,128	353,739	372,101

Interest expense
Interest on deposits	76,344	82,858	144,858
Interest on short-term borrowings	11,419	21,975	25,342
Interest on long-term debt	53,774	30,654	27,124

Total interest expense	141,537	135,487	197,324

Net interest income	272,591	218,252	174,777
Provision for loan losses	20,581	22,266	22,045

Net interest income after provision for loan losses	252,010	195,986	152,732
Noninterest income	95,490	59,640	53,484
Noninterest expenses	207,170	162,840	140,820

Income before income taxes, minority interest, and cumulative effect of
change in accounting principle	140,330	92,786	65,396
Income taxes	43,260	28,972	22,422

Income before minority interest and cumulative effect of change in
accounting principle	97,070	63,814	42,974
Minority interest in consolidated subsidiary, net of tax	(2,012)	(3,250)	(1,364)

Income before cumulative effect of change in accounting principle	95,058	60,564	41,610
Cumulative effect of change in accounting principle, net of tax	--	(1,406)	282

Net income	$ 95,058	$ 59,158	$ 41,892

Average common shares outstanding, basic	49,204,173	41,714,994	42,098,395
Average common shares outstanding, diluted	50,328,353	42,714,938	42,823,513
Per common share, basic:
Net income before cumulative effect of change in accounting principle	$ 1.93	$ 1.45	$ 0.99
Cumulative effect of change in accounting principle	--	(0.03)	0.01

Net income	$ 1.93	$ 1.42	$ 1.00

Per common share, diluted:
Net income before cumulative effect of change in accounting principle	$ 1.89	$ 1.42	$ 0.97
Cumulative effect of change in accounting principle	--	(0.04)	0.01

Net income	$ 1.89	$ 1.38	$ 0.98

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Income(Loss)	Total
Balance, December 31, 2000	42,460,358	$ 42,460	$ 332,095	$ 87,538	$ 6,560	$ 468,653
Net income	--	--	--	41,892	--	41,892
Other comprehensive loss, net of tax of $5,922	--	--	--	--	(12,664)	(12,664)

Comprehensive income	--	--	--	--	--	29,228

Cash dividends declared ($0.45 per common share)	--	--	--	(18,735)	--	(18,735)
Common stock activity:
Repurchase of stock	(1,546,407)	(1,546)	(23,119)	--	--	(24,665)
Acquisitions	15,270	15	135	--	--	150
Dividend reinvestment plan	125,067	125	1,721	--	--	1,846
Employee stock purchase plan	14,623	15	208	--	--	223
Restricted stock plan	(1,378)	(1)	(15)	687	--	671
Exercise of stock options	161,443	161	296	--	--	457
Miscellaneous	--	--	(16)	362	--	346

Balance, December 31, 2001	41,228,976	41,229	311,305	111,744	(6,104)	458,174
Net income	--	--	--	59,158	--	59,158
Other comprehensive income, net of tax of $14,099	--	--	--	--	30,254	30,254

Comprehensive income	--	--	--	--	--	89,412

Cash dividends declared ($0.50 per common share)	--	--	--	(21,493)	--	(21,493)
Common stock activity:
Repurchase of stock	(2,141,907)	(2,142)	(46,341)	--	--	(48,483)
Acquisitions	7,846,353	7,846	157,321	(1,927)	--	163,240
Dividend reinvestment plan	102,732	103	1,934	--	--	2,037
Employee stock purchase plan	10,805	11	199	--	--	210
Restricted stock plan	59,096	59	1,950	44	--	2,053
Exercise of stock options	341,895	342	2,932	--	--	3,274
Cancellation of stock	(100,575)	(101)	(1,926)	--	--	(2,027)
Miscellaneous	--	--	74	328	--	402

Balance, December 31, 2002	47,347,375	47,347	427,448	147,854	24,150	646,799
Net income	--	--	--	95,058	--	95,058
Other comprehensive loss, net of tax of $15,796	--	--	--	--	(30,317)	(30,317)

Comprehensive income	--	--	--	--	--	64,741

Cash dividends declared ($0.57 per common share)	--	--	--	(29,327)	--	(29,327)
Common stock activity:
Issuance of stock, net	6,325,000	6,325	154,758	--	--	161,083
Repurchase of stock	(1,274,808)	(1,275)	(27,283)	--	--	(28,558)
Acquisitions	5,634,760	5,635	139,074	454	--	145,163
Dividend reinvestment plan	135,330	135	2,921	--	--	3,056
Employee stock purchase plan	23,511	23	373	--	--	396
Director compensation payable in stock	13,590	14	330	--	--	344
Restricted stock plan	66,860	67	3,232	(1)	--	3,298
Exercise of stock options, including tax benefit
of $2,358	792,757	793	11,708	--	--	12,501
Common stock purchased by trust for deferred
compensation	--	--	--	(151)	--	(151)
Deferred compensation payable in common stock	--	--	--	151	--	151
Miscellaneous	--	--	227	146	--	373

Balance, December 31, 2003	59,064,375	$ 59,064	$ 712,788	$ 214,184	$(6,167)	$ 979,869

*     Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock and deferred compensation.

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$ 95,058	$ 59,158	$ 41,892
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	54,180	33,572	30,669
Provision for loan losses	20,581	22,266	22,045
Gain on sale of available for sale securities	(11,080)	(2,985)	(3,458)
Gain on equity investments	(5,376)	(3,135)	(960)
(Gain) loss on trading and derivative activities	(1,843)	934	(176)
Gain on disposition of assets and liabilities	(601)	--	(354)
Gain on sale of loans	(7,734)	(2,957)	(4,339)
(Gain) loss on disposition of premises and equipment	(64)	(60)	111
Loss on disposition of other real estate owned	712	599	924
Charitable contributions of property	--	--	665
Impairment loss from write-down of assets	449	1,449	243
Impairment loss from write-down of mortgage servicing rights	18	703	1,069
Loss on early extinguishment of debt	2,699	354	3,106
Deferred income tax benefit	(3,016)	(1,449)	(685)
Minority interest in consolidated subsidiary	2,012	3,250	1,364
Cumulative effect of change in accounting principle	--	1,406	(282)
Trading account assets, net	(1,403)	209,158	3,667
Origination of loans held for sale	(620,154)	(498,553)	(402,034)
Sale of loans held for sale and principal repayments	668,282	463,728	485,486
Other assets, net	(13,178)	(2,563)	15,408
Other liabilities, net	4,056	12,928	585

Net cash provided by operating activities	183,598	297,803	194,946

Cash flows from investing activities
Sale of securities available for sale	1,717,382	1,174,005	370,099
Maturity, redemption, call, or principal repayments of securities
available for sale	2,343,755	1,593,485	413,548
Maturity, redemption, call, or principal repayments of securities held to
maturity	37,260	9,647	14,211
Purchase of available for sale securities	(5,466,725)	(3,649,784)	(1,428,682)
Purchase of securities held to maturity	(42,238)	(11,861)	(17,442)
Purchase of bank-owned life insurance	(25,000)	--	(25,000)
Originations of loans held for investment, net of principal repayments	(570,435)	(156,410)	(311,497)
Sale of loans held for investment	--	11,961	65,130
Sale of other real estate owned	14,904	6,151	7,027
Sale of premises and equipment	2,620	1,527	900
Purchase of premises and equipment	(16,494)	(16,432)	(6,344)
Disposition of assets and liabilities, net	(5,738)	--	(41,011)
Cash equivalents acquired, net of payment for purchase acquisitions	31,435	78,817	--

Net cash used for investing activities	(1,979,274)	(958,894)	(959,061)

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from financing activities
Deposits, net	677,018	198,477	(244,804)
Federal funds purchased and repurchase agreements, net	(291,182)	(207,762)	1,037,428
Short-term borrowings, net	(33,838)	(78,069)	(85,045)
Issuance of long-term debt	1,295,295	790,200	150,000
Payments of long-term debt	(69,756)	(36,006)	(58,747)
Prepayment penalty on early extinguishment of debt	(2,699)	--	(3,106)
Issuance of common stock, net	161,083	--	--
Issuance of preferred stock associated with minority interest stock, net	--	49,248	37,023
Issuance of debt associated with trust preferred securities, net	--	62,496	30,020
Cash dividends paid on common stock	(27,089)	(19,823)	(18,535)
Cash dividends paid on minority interest	(3,997)	(4,448)	(1,716)
Repurchase of common stock	(28,558)	(48,483)	(24,665)
Other common stock activity	14,312	5,923	3,022

Net cash provided by financing activities	1,690,589	711,753	820,875

Net change in cash and cash equivalents	(105,087)	50,662	56,760
Cash and cash equivalents at beginning of year	291,329	240,667	183,907

Cash and cash equivalents at end of year	$ 186,242	$ 291,329	$ 240,667

Supplemental cash flow data
Interest paid	$ 139,640	$ 133,865	$ 212,155
Income taxes paid (refunded)	37,217	32,489	(8,089)
Significant non-cash investing and financing transactions:
Available for sale securities transferred to trading securities and
subsequently sold	--	208,163	--
Debt associated with trust preferred securities transferred to long-term debt	115,500	--	--
Loans securitized and reclassed to available for sale securities	--	--	112,174
Minority interest in consolidated subsidiary reclassified to long-term debt	89,800	--	--
Loans held for investment transferred to loans held for sale	--	--	75,000
Change in unrealized gain (loss) on available for sale securities	(47,757)	43,848	(17,713)
Receivable related to the sale of loans	--	--	16,282
Loans transferred to other real estate owned	16,070	12,378	9,817
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	1,043,995	1,103,555	--
Fair value of common stock issued and stock options recognized	(145,163)	(163,240)	--
Cash paid for common shares	(24)	(32,408)	--

Liabilities assumed	898,808	907,907	--

See notes to consolidated financial statements, which are an integral part of these statements.

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

Nature of Operations

        TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a full range of financial services, including mortgage, trust, investment, and insurance services, to consumers and commercial customers. TSFG primarily operates through 76 branch offices in South Carolina, 34 branch offices in Florida, and 24 branch offices in North Carolina. In South Carolina, the branches are primarily located in the state’s five largest metropolitan areas of Greenville, Columbia, Myrtle Beach, Rock Hill, and Charleston. The Florida operations are concentrated in Jacksonville, Orlando, and greater Tampa Bay. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina.

Principles of Consolidation

        The consolidated financial statements include the accounts of TSFG and its wholly-owned banking subsidiaries, Carolina First Bank, Mercantile Bank and Community National Bank (collectively, the “Subsidiary Banks”) and direct and indirect non-banking subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. TSFG has no interests in non-consolidated special purpose entities. In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, TSFG deconsolidated five trust subsidiaries at December 31, 2003, which had been formed to raise capital by issuing preferred securities to institutional investors. The deconsolidation of these wholly-owned subsidiaries, which included South Financial Capital I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, and MountainBank Capital Trust I, increased TSFG’s other assets by $3.6 million, increased long-term debt by $119.1 million and decreased debt associated with trust preferred securities by $115.5 million.

Accounting Estimates and Assumptions

        The preparation of the consolidated financial statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and income tax assets or liabilities. To a lesser extent, significant estimates are also associated with the determination of securities, intangibles, valuation of derivative instruments, and environmental remediation costs.

Reclassifications

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

Securities

        TSFG classifies its investment securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Securities held to maturity are debt securities in which TSFG has the ability and intent to hold the security until maturity. All securities not included in trading or held to maturity are classified as available for sale.

        Trading securities are carried at fair value. Adjustments for realized and unrealized gains or losses from both trading securities and derivative financial instruments used in trading activities are included in noninterest income.

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

        TSFG evaluates declines in the market value below cost of any available for sale or held to maturity security for other-than-temporary impairment periodically and, if necessary, charges the unrealized loss to operations and establishes a new cost basis. To determine whether an impairment is other than temporary, TSFG considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and forecasted performance of the investee.

        Premiums and discounts are amortized or accreted over the life of the related held to maturity or available for sale security as an adjustment to yield. Dividend and interest income are recognized when earned. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

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

Concentrations of Credit Risk

        TSFG’s loan portfolio is composed of loans to individuals and small and medium sized businesses for various personal and commercial purposes primarily in South Carolina, the western and coastal regions of North Carolina, and northern and central Florida. The loan portfolio is diversified by borrower and geographic area within this region. Industry concentrations parallel the mix of economic activity in these markets, the most significant of which are the commercial real estate, tourism, and automobile industries. Although the portfolio is affected by economic conditions, repayment of loans therein is not excessively dependent on any specific economic segment.

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

Intangible Assets

        Intangible assets include goodwill and other identifiable assets, such as core deposit premiums, customer lists, and non-compete agreements, resulting from TSFG acquisitions. Core deposit premiums are amortized over 10 to 15 years using the straight-line or the sum-of-the-years’ digits method based upon historical studies of core deposits. The non-compete agreements are amortized on a straight-line basis over the non-compete period, which is generally seven years or less. Customer list intangibles are amortized on a straight-line basis over its estimated useful life of 10 years. Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

        TSFG tests for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering a reporting unit’s capital structure and applying a risk-adjusted discount rate to forecast earnings based on a capital asset pricing model. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar assets and liabilities to determine fair value. The cost method assumes the net assets of a recent business combination accounted for under the purchase method of accounting will be recorded at fair value if no event or circumstance has occurred triggering a decline in the value. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

        As of the January 1, 2002 adoption of SFAS 142, TSFG had unamortized goodwill in the amount of $91.6 million and unamortized identifiable intangible assets in the amount of $5.5 million. Under SFAS 142, the amortization of goodwill ceased effective January 1, 2002. The amortization of goodwill approximated $4.5 million pre-tax (or $4.3 million after tax) during 2001. TSFG continues to amortize the identifiable intangible assets, which relate to core deposit premiums, non-compete agreement intangibles, and customer list intangibles.

        The following presents the details for goodwill amortization expense and net income (in thousands, except share data) for the years ended December 31:

	2003	2002	2001
Net income	$ 95,058	$ 59,158	$ 41,892
Amortization of goodwill, net of tax	--	--	4,349

Adjusted net income	$ 95,058	$ 59,158	$ 46,241

Net income per common share, basic	$ 1.93	$ 1.42	$ 1.00
Amortization of goodwill, net of tax	--	--	0.10

Adjusted net income per common share, basic	$ 1.93	$ 1.42	$ 1.10

Net income per common share, diluted	$ 1.89	$ 1.38	$ 0.98
Amortization of goodwill, net of tax	--	--	0.10

Adjusted net income per common share, diluted	$ 1.89	$ 1.38	$ 1.08

        In the third quarter of 2002, TSFG adopted SFAS No. 147, “Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (“SFAS 147”), effective as of January 1, 2002. The unamortized unidentifiable intangible assets related to branch purchases, which totaled $2.5 million net of accumulated amortization as of January 1, 2002, were reclassified as goodwill. In connection with this adoption, TSFG reversed pre-tax amortization of intangibles totaling $112,000, which was recorded in the first half of 2002. TSFG recorded amortization expense related to unamortized unidentifiable intangible assets of $263,000 for 2001.

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

Derivative Financial Instruments and Hedging Activities

        TSFG uses derivatives as part of its interest rate management activities. All derivatives are recognized on the consolidated balance sheet in either other assets or other liabilities at their fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. On the date the derivative contract is entered into, TSFG designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation. Changes in fair value for derivatives that qualify as fair value hedges are recorded along with the gain or loss on the hedged asset or liability that is attributable to the hedge risk as other noninterest income in the consolidated statements of income. Changes in fair value for derivatives that qualify as cash flow hedges are recorded through other comprehensive income (net of tax) in shareholders’ equity to the extent that the hedge is effective. Changes in the fair value of derivative instruments that fail to meet the criteria for hedge designation as a hedge under SFAS 133 or fail to meet the criteria thereafter are recorded as other noninterest income in the consolidated statements of income.

        For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized in the consolidated statements of income as other noninterest income. The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment to the interest income or expense of the hedged assets or liabilities.

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

        When hedge accounting is discontinued, the future gains and losses on derivatives are recognized as other noninterest income in the consolidated statements of income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, gains and losses that were accumulated in comprehensive income are amortized or accreted into earnings. They are recognized in earnings immediately if the cash flow hedge was discontinued because a forecasted transaction did not occur.

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

Investments in Limited Partnerships

        TSFG accounts for its investments in limited partnerships using either the cost or the equity method of accounting. The accounting treatment depends upon TSFG’s percentage ownership and degree of management influence.

        Under the cost method of accounting, TSFG records an investment in stock at cost and generally recognizes cash dividends received as income. If cash dividends received exceed the investee’s earnings since the investment date, these payments are considered a return of investment and reduce the cost of the investment.

        Under the equity method of accounting, TSFG records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect TSFG’s share of income or loss of the investee. TSFG’s recognition of earnings or losses from an equity method investment is based on TSFG’s ownership percentage in the limited partnership and the investee’s earnings on a quarterly basis. The limited partnerships generally provide their financial information during the quarter following the end of a given period. TSFG’s policy is to record its share of earnings or losses on equity method investments in the quarter the financial information is received.

        All of TSFG’s investments in limited partnerships are privately held, and their market values are not readily available. TSFG’s management evaluates the fair value of its investments in limited partnerships based on the investee’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. There are inherent risks associated with TSFG’s investments in limited partnerships and may result in income statement volatility in future periods.

        At December 31, 2003, TSFG’s investments in limited partnerships totaled $10.4 million and were included in other assets.

Other Real Estate Owned

        Other real estate owned, included in other assets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the property is classified as held for sale when the sale is probable and is expected to occur within one year. The property is initially carried at the lower of cost or estimated fair value less estimated selling costs. Principal losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these properties and gains and losses realized from the sale of other real estate owned are included in other noninterest income. Costs related to the development and improvement of such property are capitalized, whereas the costs related to holding the property are charged to expense. Other real estate owned, included in other assets, totaled $11.0 million and $10.6 million at December 31, 2003 and 2002, respectively.

Debt Issuance Costs

        TSFG amortizes debt issuance costs over the life of the debt using a method that approximates the effective interest method.

Borrowed Funds

        TSFG’s short-term borrowings are defined as borrowings with maturities of one year or less when made. Long-term borrowings have maturities greater than one year when made. Any premium or discount on borrowed funds is amortized over the term of the borrowings.

Commitments and Contingencies

        Contingencies arising from environmental remediation costs, claims, assessments, guarantees, litigation, fines, penalties and other sources are recorded when deemed probable and estimable.

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

Stock-Based Compensation

        At December 31, 2003, TSFG has three stock-based employee compensation option plans, which are described more fully in Note 30. TSFG accounts for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if TSFG had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the years ended December 31 (dollars in thousands, except share data).

64

	2003	2002	2001
Net income
Net income, as reported	$ 95,058	$ 59,158	$ 41,892
Deduct:
Total stock-based employee compensation expense determined under
fair value based method for all option awards, net of related tax effect	2,822	2,277	1,379

Pro forma net income	$ 92,236	$ 56,881	$ 40,513

Basic earnings per share
As reported	$ 1.93	$ 1.42	$ 1.00
Pro forma	1.87	1.36	0.96

Diluted earnings per share
As reported	$ 1.89	$ 1.38	$ 0.98
Pro forma	1.83	1.33	0.95

Income Taxes

        TSFG accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and income tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Per Share Data

        Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities using the treasury stock method. Restricted stock grants are considered as issued for purposes of calculating diluted net income per share in accordance with SFAS No. 128, “Earnings Per Share.”

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

Recently Adopted Accounting Pronouncements

      Accounting for Exit or Disposal Activities

        Effective January 1, 2003, TSFG adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract, b) costs to terminate a contract that is not a capital lease, and c) costs to consolidate facilities or relocate employees. The initial adoption of this standard did not have an impact on the financial condition or results of operations of TSFG.

      Accounting for Guarantees

        Effective January 1, 2003, TSFG adopted the initial recognition and initial measurement provisions of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). TSFG adopted the disclosure requirements effective as of December 31, 2002. FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 clarifies that a guarantor is required to disclose (a) the nature of the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial adoption of this standard did not have an impact on the financial condition or results of operations of TSFG.

      Accounting for Derivative Instruments and Hedging Activities

        Effective July 1, 2003, TSFG adopted SFAS No. 149, (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Management does not believe the provisions of this standard will have a material impact on results of future operations.

      Accounting for Variable Interest Entities

        Effective July 1, 2003, TSFG adopted FASB Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which was revised in December 2003, which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclose the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder’s involvement with the entity, and the nature of its involvement with the entity and date when the involvement began. The primary beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of the variable interest entity, the carrying amount and classification of consolidated assets that are collateral for the variable interest entity’s obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the general credit of the primary beneficiary. In accordance with the revised rules, TSFG deconsolidated five trust subsidiaries at December 31, 2003, which had been formed to raise capital by issuing preferred securities to institutional investors. The deconsolidation of these wholly-owned subsidiaries, which included South Financial Capital I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, and MountainBank Capital Trust I, increased TSFG’s other assets by $3.6 million, increased long-term debt $119.1 million, and decreased debt associated with trust preferred securities by $115.5 million. The full and unconditional guarantee by TSFG for the preferred securities remains in effect.

      Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

        Effective July 1, 2003, TSFG adopted SFAS No. 150, (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, as liabilities or assets in some circumstances. Forward contracts to repurchase an issuer’s equity shares that require physical settlement in exchange for cash are initially measured at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges, which is the same as the amount that would be paid under the conditions specified in the contract if settlement occurred immediately. Those contracts and mandatorily redeemable financial instruments are subsequently measured at the present value of the amount to be paid at settlement, if both the amount of cash and the settlement date are fixed, or, otherwise, at the amount that would be paid under the conditions specified in the contract if settlement occurred at the reporting date. Other financial instruments are initially and subsequently measured at fair value, unless required by SFAS 150 or other generally accepted accounting principles to be measured differently. In connection with this adoption, TSFG reclassified its minority interest in consolidated subsidiary (representing mandatorily redeemable preferred stock of its real estate investment trust subsidiary) to long-term debt effective July 1, 2003. At December 31, 2003, TSFG’s mandatorily redeemable preferred stock of subsidiary, totaled $89.8 million. In addition, effective July 1, 2003, TSFG reported dividends earned by institutional holders on preferred shares of its real estate investment trust subsidiary as interest expense. For periods prior to July 1, 2003, these dividends earned are reported as minority interest in consolidated subsidiary, net of tax.

Risk and Uncertainties

        In the normal course of its business, TSFG encounters two significant types of risk: economic and regulatory. There are two main components of economic risk: credit risk and market risk. Credit risk is the risk of default on TSFG’s loan portfolio that results from borrowers’ inability or unwillingness to make contractually required payments. Market risk arises principally from interest rate risk inherent in TSFG’s lending, investing, deposit, and borrowing activities.

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

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands) for the years ended December 31:

	2003	2002	2001
Unrealized gains (losses) on available for sale securities
Balance at beginning of year	$ 24,382	$(5,554)	$ 6,560
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year	(31,301)	49,968	(13,803)
Income tax (expense) benefit	10,413	(15,821)	4,230
Less: reclassification adjustment for gains included in net income	(16,456)	(6,120)	(4,418)
Income tax expense	5,981	1,909	1,877

	(31,363)	29,936	(12,114)

Balance at end of year	(6,981)	24,382	(5,554)

Unrealized losses on cash flow hedges
Balance at beginning of year	(232)	(550)	--
Other comprehensive income (loss):
Cumulative effect of change in accounting principle	--	--	(70)
Income tax benefit	--	--	26
Unrealized gain (loss) on change in fair values	1,644	505	(803)
Income tax (expense) benefit	(598)	(187)	297

	1,046	318	(550)

Balance at end of year	814	(232)	(550)

	$(6,167)	$ 24,150	$(6,104)

NOTE 3. SUPPLEMENTAL FINANCIAL INFORMATION TO CONSOLIDATED STATEMENTS OF INCOME

        The following presents the details for noninterest income and noninterest expenses (in thousands) for the years ended December 31:

	2003	2002	2001
Noninterest Income
Service charges on deposit accounts	$ 30,856	$ 23,410	$ 18,689
Mortgage banking income	10,481	5,144	6,370
Fees for investment services	8,464	6,423	5,633
Bank-owned life insurance	8,320	7,429	7,209
Merchant processing income	7,214	5,908	5,799
Insurance income	3,565	1,698	1,085
Gain on sale of available for sale securities	11,080	2,985	3,458
Gain on equity investments	5,376	3,135	960
Gain (loss) on trading and derivative activities	1,843	(934)	176
Gain on disposition of assets and liabilities	601	--	354
Other	7,690	4,442	3,751

Total noninterest income	$ 95,490	$ 59,640	$ 53,484

Noninterest Expenses
Salaries and wages	$ 78,755	$ 60,534	$ 48,131
Employee benefits	22,535	16,430	14,190
Occupancy	18,925	15,238	14,269
Furniture and equipment	17,922	15,341	13,526
Professional fees	6,479	5,289	5,847
Merchant processing expense	5,622	4,767	4,825
Telecommunications	4,815	3,564	4,519
Amortization of intangibles	3,433	1,519	5,765
Merger-related costs (recoveries)	5,127	6,664	(501)
Impairment loss from write-down of assets	268	1,449	243
Loss on early extinguishment of debt	2,699	354	3,106
Other	40,590	31,691	26,900

Total noninterest expenses	$207,170	$ 162,840	$ 140,820

NOTE 4. BUSINESS COMBINATIONS

MountainBank Financial Corporation

        On October 3, 2003, TSFG acquired MountainBank Financial Corporation (“MBFC”), a bank holding company headquartered in Hendersonville, North Carolina. MBFC operated primarily through 19 branches in western North Carolina. This acquisition adds western North Carolina markets to TSFG’s geographic footprint and advances TSFG’s strategy to expand in markets with favorable population and per capita income growth prospects. In connection with the acquisition, MountainBank (MBFC’s wholly-owned North Carolina banking subsidiary) was merged into Carolina First Bank. MBFC also operated Community National Bank, a national bank headquartered in Pulaski, Virginia. Community National Bank remains a stand-alone subsidiary of TSFG with $67.8 million in total assets at December 31, 2003. On February 3, 2004, TSFG entered into a definitive asset sale agreement to sell substantially all of the assets and liabilities of Community National Bank. Community National Bank is immaterial to TSFG’s financial statements, therefore presentation as a discontinued operation was not warranted. For the fourth quarter 2003, Community National Bank’s net income totaled $78,000.

        The aggregate purchase price was $141.2 million, including 5,485,587 shares of TSFG common stock valued at $135.6 million, outstanding employee stock options valued at $5.0 million, director stock options valued at $513,000, and $24,000 of cash paid in lieu of fractional shares. MBFC shareholders received 1.318 shares of TSFG common stock for each share of MBFC common stock and 1.581 shares of TSFG common stock for each share of MBFC preferred stock.

        The MBFC purchase price and the amount of the purchase price allocated to goodwill and other intangible assets are presented below (in thousands). The estimated fair values of the assets acquired and the liabilities assumed at the purchase date are subject to adjustment as additional fair value information becomes available within one year.

October 3, 2003
Purchase price	$ 141,173
MBFC tangible shareholders' equity	43,132

Excess of purchase price over carrying value of net tangible assets acquired	98,041
Fair value adjustments	(1,612)
Direct acquisition costs	9,282
Deferred income taxes	2,041

Total intangible assets	107,752
Core deposit premiums	11,901

Goodwill	$ 95,851

        The core deposit premium intangible asset is amortized over 11 years on a sum-of-the-years digits method. The core deposit premium valuation and amortization method are based upon a historical study of the deposits acquired. The intangible assets for MBFC were assigned to the Carolina First Bank and Community National Bank segments. The amounts reported in Community National Bank were a core deposit intangible of $988,000 and goodwill of $6.9 million. All other intangible assets including a non-compete agreement intangible of $1.2 million were assigned to Carolina First Bank. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 6 years. The goodwill will not be amortized but will be tested at least annually for impairment in accordance with SFAS 142. The total amount of goodwill expected to be deductible for income tax purposes is $3.9 million.

Allied Assurance

        On September 22, 2003, TSFG acquired Allied Assurance (“Allied”), an independent insurance agency based in Columbia, South Carolina. TSFG issued 2,365 shares of common stock valued at $60,000 and recorded goodwill of approximately $83,000. TSFG agreed to issue annual earnout shares, valued at approximately $45,000, for each of August 31, 2004, 2005, 2006, and 2007, based on revenue retention. If issued, the earnout shares would increase goodwill. TSFG intends to use Allied to further its insurance operations in the Midlands of South Carolina.

American Pensions, Inc.

        On April 30, 2003, TSFG acquired American Pensions, Inc. (“API”), a benefit plan administrator headquartered in Mount Pleasant, South Carolina. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of API were recorded at their estimated fair values as of the acquisition date. TSFG issued 146,808 shares of common stock valued at $3.5 million, acquired tangible assets totaling $348,000, assumed liabilities totaling $369,000, recorded a deferred tax liability totaling $424,000, recorded a non-compete agreement intangible asset of $350,000, recorded goodwill of $2.9 million, and recorded a customer list intangible asset of $700,000. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 7 years. The customer list intangible is amortized on a straight-line basis over its estimated useful life of 10 years. In addition, the shareholders of API have the right to receive common stock with a maximum value of approximately $2.2 million under earnout provisions based on API’s five-year financial performance, which would increase goodwill.

Central Bank of Tampa

        On December 31, 2002, TSFG acquired Central Bank of Tampa (“CBT”), a closely held community bank headquartered in Tampa, Florida. CBT operated through five branches in Tampa. TSFG issued 3,241,737 shares of TSFG common stock valued at $66.2 million, recorded net assets acquired of $27.4 million, recorded a core deposit premium of $2.7 million, and recorded goodwill of $36.1 million. The core deposit premium intangible asset is amortized over 10 years on an accelerated basis until the straight-line amortization method is greater at which time the straight-line method is used. The core deposit premium valuation and amortization method are based upon a historical study of the deposits acquired. All of the CBT intangible assets were assigned to the Mercantile Bank segment. The goodwill will not be amortized but will be tested at least annually for impairment in accordance with SFAS 142.

Rock Hill Bank & Trust

        On October 31, 2002, TSFG acquired substantially all of the assets and deposits of Rock Hill Bank & Trust (“Rock Hill Bank”), which is the wholly-owned banking subsidiary of RHBT Financial Corporation (“RHBT”). Rock Hill Bank operated three branches in York County, South Carolina.

        Under the asset sale agreement, Rock Hill Bank received 430,017 shares of TSFG common stock, valued at $9.0 million, plus the right to receive a cash earnout essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in the entire designated loan pool and 50% of net amounts recovered under RHBT’s blanket bond insurance policy with respect to such loans. TSFG recorded net liabilities acquired totaling $18.2 million, recorded a core deposit intangible of $1.2 million, and recorded goodwill of $26.2 million. In the fourth quarter 2003, TSFG received the proceeds under RHBT’s blanket bond insurance policy and paid 50% of the net amount to RHBT and the remaining amount, which totaled $1.3 million, is reflected as a purchase price adjustment that reduced goodwill. In September 2003, TSFG established a reserve of $1.5 million for a contingent liability related to certain Rock Hill Bank trust accounts. The recording of this liability increased the goodwill recorded.

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

Gardner Associates, Inc.

        On September 20, 2002, TSFG acquired Gardner Associates, Inc. (“Gardner Associates”), an independent insurance agency based in Columbia, South Carolina. This acquisition was accounted for using the purchase method of accounting, and accordingly, the assets and liabilities of Gardner Associates, Inc. were recorded at their estimated fair values as of the acquisition date. TSFG issued 178,232 shares of common stock valued at $3.6 million (including 21,806 shares under earnout provision discussed below), acquired tangible assets totaling $1.2 million, assumed liabilities totaling $455,000, recorded a deferred tax liability totaling $532,000, paid acquisition costs totaling $72,000, recorded a non-compete agreement intangible asset of $663,000, recorded goodwill of $1.9 million, and recorded a customer list intangible asset of $858,000. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 5 years. The customer list intangible is amortized on a straight-line basis over its estimated useful life of 10 years. In addition, the principals of Gardner Associates have the right to receive a maximum of 70,779 shares of TSFG common stock under earnout provisions based on Gardner Associates’ five-year financial performance. These 70,779 shares, which have been issued and deposited in an escrow account, are subject to forfeiture back to TSFG if certain performance targets are not met. During 2003, TSFG recorded a $454,000 increase in goodwill for the fair value of 21,806 shares, which were earned under earnout provisions of the acquisition agreement.

Gulf West

        On August 31, 2002, TSFG merged with Gulf West Banks, Inc. (“Gulf West”), a bank holding company headquartered in St. Petersburg, Florida. Gulf West operated through Mercantile Bank, a Florida-chartered, non-member bank with 15 locations in the greater Tampa Bay area. TSFG issued 3,925,588 shares of TSFG common stock valued at $78.2 million, recorded outstanding employee stock options valued at $6.5 million, recorded shares issuable under employee stock purchase plan valued at $95,000, paid $32.4 million in cash, recorded net assets acquired of $37.6 million, recorded a core deposit intangible of $8.4 million, and recorded goodwill of $71.2 million. The core deposit premium intangible asset is amortized over 10 years on an accelerated basis until the straight-line amortization method is greater at which time the straight-line method is used. The core deposit premium valuation and amortization method are based upon a historical study of the deposits acquired. All of the Gulf West intangible assets were assigned to the Mercantile Bank segment. The goodwill will not be amortized but will be tested at least annually for impairment in accordance with SFAS 142.

Amortization of Premiums and Discounts

        Premiums and discounts that resulted from recording the assets and liabilities acquired through acquisition (MBFC, CBT, Rock Hill Bank, and Gulf West) at their respective fair values are being amortized and accreted using methods that approximate a constant effective yield over the life of the assets and liabilities. This net amortization decreased net income before income taxes by $2.3 million and $332,000 for the years ended December 31, 2003 and 2002, respectively.

Pro Forma Financial Information

        The following unaudited pro forma financial information presents the combined results of operations of TSFG, MBFC, Gulf West, and CBT as if the mergers had occurred as of the beginning of the earliest year presented, after giving effect to certain adjustments, including amortization of core deposit premium intangible assets and related income tax effects (in thousands, except per common share). The pro forma financial information does not necessarily reflect the results of operations that would have occurred had TSFG, MountainBank, Gulf West, and CBT constituted a single entity during such periods. The unaudited pro forma financial information excludes the results of operations for Rock Hill Bank, since its prior historical financial information cannot be relied upon, and Allied, API, and Gardner Associates, which did not have a material impact.

	Years Ended December 31,
	2003	2002
Net interest income	$296,192	$266,708
Noninterest income	100,481	69,866
Income before cumulative effect of change in accounting principle	96,785	69,236
Net income	96,785	67,830
Per common share:
Net income, basic	1.84	1.31
Net income, diluted	1.78	1.26

NOTE 5. DISPOSITION OF ASSETS AND LIABILITIES

        In June 2003, TSFG sold the deposits at its Powdersville, South Carolina branch office to an unrelated financial institution. TSFG sold $6.4 million in deposits and recorded a gain associated with the sale totaling $601,000.

        In 2001, Carolina First Bank sold four branch offices (including related loans and deposits) and one branch building (where the operations were not sold). In connection with the sales, TSFG recorded a loss of approximately $1.3 million (related to the write-off of intangible assets), sold loans of approximately $213,000, and transferred deposits of approximately $45.3 million. Also, in 2001, TSFG reported a $1.6 million gain, principally related to an exchange of property that qualified as a like-kind exchange for income tax purposes.

NOTE 6. RESTRICTIONS ON CASH AND DUE FROM BANKS

        The Subsidiary Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 2003 and 2002 were $24.7 million and $15.0 million, respectively.

        At December 31, 2003, TSFG had restricted cash totaling $3.7 million as collateral to secure advances from derivative financial instruments. At December 31, 2002, TSFG had no restricted cash.

NOTE 7. SECURITIES

        The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31 were as follows:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale
U.S. Treasury	$ 247,695	$ 712	$ 1,748	$ 246,659
U.S. Government agencies	869,016	3,472	5,520	866,968
Mortgage-backed securities	2,389,174	4,299	17,916	2,375,557
State and municipals	127,280	840	939	127,181
Other investments	294,336	12,079	6,786	299,629

	$3,927,501	$21,402	$ 32,909	$3,915,994

Securities held to maturity
State and municipals	$ 90,745	$ 2,292	$ 201	$ 92,836
Other investments	352	--	--	352

	$ 91,097	$ 2,292	$ 201	$ 93,188

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available for sale
U.S. Treasury	$ 253,061	$ 1,075	$ 15	$ 254,121
U.S. Government agencies	827,335	6,574	9	833,900
Mortgage-backed securities	1,175,383	18,262	565	1,193,080
State and municipals	55,706	716	20	56,402
Other investments	141,209	10,603	371	151,441

	$2,452,694	$37,230	$ 980	$2,488,944

Securities held to maturity
State and municipals	$ 82,789	$ 2,489	$ 10	$ 85,268
Other investments	103	--	--	103

	$ 82,892	$ 2,489	$ 10	$ 85,371

        The amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31, 2003, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Estimated fair value of securities was determined using quoted market prices.

	December 31, 2003
	Amortized Cost	Estimated Fair Value
Securities available for sale
Due in one year or less	$ 30,575	$ 30,670
Due after one year through five years	403,232	402,561
Due after five years through ten years	795,287	787,376
Due after ten years	2,626,045	2,611,658
No contractual maturity	72,362	83,729

	$3,927,501	$3,915,994

Securities held to maturity
Due in one year or less	$ 13,694	$ 13,745
Due after one year through five years	48,763	50,106
Due after five years through ten years	27,722	28,422
Due after ten years	918	915

	$ 91,097	$ 93,188

        Gross realized gains, gross realized losses, and sale proceeds for available for sale securities (in thousands) for the years ended December 31 are summarized as follows. These net gains or losses are shown in noninterest income as gain (loss) on sale of available for sale securities and gain on equity investments.

	2003	2002	2001
Gross realized gains	$ 19,132	$ 11,423	$ 5,055
Gross realized losses	(2,676)	(5,303)	(637)

Net gain on available for sale securities and equity investments	$ 16,456	$ 6,120	$ 4,418

Sale proceeds	$ 1,717,382	$ 1,174,005	$ 370,099

        At December 31, 2003, TSFG also had $480,000 in investment securities classified as trading. At December 31, 2002, trading securities totaled $350,000. In 2003, TSFG’s change in net unrealized holding gains on trading securities, which are included in earnings, totaled a loss of $1,000. In 2002, TSFG’s change in net unrealized holding gains on trading securities, which are included in earnings, totaled a loss of $1,000. In 2002, TSFG transferred $208.2 million of U.S. Treasury securities from available for sale securities to trading securities at fair value and recognized a $1.6 million unrealized gain at the time of transfer.

        Securities with approximate book and market values of $3.4 billion and $2.2 billion at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes.

        Carolina First Bank and Mercantile Bank, as members of the Federal Home Loan Bank (“FHLB”) of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans, select commercial loans secured by real estate, and FHLB advances. FHLB capital stock, which is included in other investments, is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2003 and 2002, Carolina First Bank owned a total of $47.5 million and $39.3 million in FHLB stock, respectively. At December 31, 2003 and 2002, Mercantile Bank owned a total of $2.7 million and $3.7 million in FHLB stock, respectively. At December 31, 2003, Community National Bank owned a total of $175,000.

        Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003, were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale
U.S. Treasury	$ 214,968	$ 1,748	$ --	$ --	$ 214,968	$ 1,748
U.S. Government agencies	337,199	5,520	--	--	337,199	5,520
Mortgage-backed securities	1,491,389	17,402	74,683	514	1,566,072	17,916
State and municipals	71,898	925	1,560	14	73,458	939
Other investments	156,231	6,786	--	--	156,231	6,786

	$2,271,685	$32,381	$76,243	$ 528	$2,347,928	$32,909

Securities held to maturity
State and municipals	$ 29,287	$ 201	$ --	$ --	$ 29,287	$ 201
Other investments	--	--	--	--	--	--

	$ 29,287	$ 201	$ --	$ --	$ 29,287	$ 201

        The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, mortgage-backed, and state and municipals investments summarized above were attributable to increases in interest rates, rather than credit quality. Since TSFG has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

        The unrealized losses on other investments was comprised primarily of a $5.7 million unrealized loss in Fannie Mae preferred stock and a $1.1 million unrealized loss in corporate bonds. The unrealized loss on corporate bonds was attributable to increases in interest rates, rather than credit quality. Since TSFG has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

        The unrealized loss in Fannie Mae preferred stock was due to both interest rate increases and concern over future legislative action that may adversely affect Fannie Mae. Based on industry analyst reports and Fannie Mae’s competitive position in managing mortgage assets, management believes that the chance of Congress passing a bill that would materially change the status or charter of Fannie Mae is unlikely. On a standalone basis, Fannie Mae is rated AA, which is among the best for financial institutions. In addition, in January 2004, TSFG’s unrealized loss on its investment in Fannie Mae had declined by approximately one-third. As a result of these factors, as well as its intent to hold until a market price recovery, the unrealized loss in Fannie Mae preferred stock investment is not considered other-than-temporary at December 31, 2003.

NOTE 8. OTHER INVESTMENTS

        At December 31, 2003, securities available for sale included the following other investments recorded at the pre-tax estimated fair value indicated: 357,904 shares of common stock of NetBank, Inc. (“NetBank”) recorded at $4.8 million, investments in community banks recorded at $23.5 million, and other equity securities of $5.6 million. Other equity securities included 4,876,340 shares of common stock of Affinity recorded at $756,000 as well as several other investments. In addition, other investments in available for sale securities at December 31, 2003 included corporate bonds of $148.5 million, Fannie Mae preferred stock of $66.8 million, and FHLB stock of $50.4 million.

        At December 31, 2002, securities available for sale included the following other investments recorded at the estimated fair value indicated: 725,000 shares of common stock of NetBank recorded at $7.0 million, investments in banks (excluding NetBank) recorded at $17.3 million, and other equity securities of $4.7 million. Other equity securities included 4,876,340 shares of common stock of Affinity recorded at $634,000. At December 31, 2002, CF Investment Company had invested approximately $1.2 million in a company specializing in electronic document management services and $502,000 in a paycard company. In addition, other investments in available for sale securities at December 31, 2002 included corporate bonds of $77.7 million and FHLB stock of $43.0 million.

NOTE 9. LOANS AND ALLOWANCE FOR LOAN LOSSES

        The following is a summary of loans outstanding by category (in thousands) at December 31:

	2003	2002
Commercial, financial and agricultural	$1,358,409	$ 913,368
Real estate--construction	619,124	570,265
Real estate--residential mortgages (1-4 family)	940,744	643,941
Commercial secured by real estate	2,146,650	1,765,103
Consumer	667,278	541,210
Lease financing receivables	--	124

Loans held for investment	5,732,205	4,434,011
Loans held for sale	29,619	67,218
Less allowance for loan losses	73,287	70,275

Net loans	$5,688,537	$4,430,954

Included in the above:
Nonaccrual loans	$ 49,823	$ 63,590

Loans past due 90 days still accruing interest	$ 3,960	$ 5,414

        Interest income recognized on nonaccrual loans during 2003, 2002, and 2001 was none, $134,000, and $363,000, respectively.

        The following tables summarize information on impaired loans (in thousands), all of which are commercial loans on nonaccrual status, at and for the years ended December 31.

	2003	2002
Impaired loans (year end)	$ 47,137	$ 61,206
Related allowance (year end)	9,689	22,016

	2003	2002	2001
Interest income recognized	$ --	$ 125	$ 355
Foregone interest	2,887	2,973	2,334

        The average recorded investment in impaired loans for the years ended December 31, 2003, 2002, and 2001 was $55.3 million, $42.3 million, and $27.1 million, respectively. Impaired loans totaling $18.5 million and $4.7 million at December 31, 2003 and 2002, respectively, had a specific allowance of zero. There were no restructured loans included in loans at December 31, 2003 and 2002.

        Changes in the allowance for loan losses (in thousands) were:

	2003	2002	2001
Balance at beginning of year	$ 70,275	$ 44,587	$ 43,024
Purchase accounting acquisitions	12,690	22,973	--
Allowance adjustment for loans sold	--	(12)	(230)
Provision for loan losses	20,581	22,266	22,045
Loans charged off	(34,624)	(23,556)	(23,154)
Recoveries of loans previously charged off	4,365	4,017	2,902

Balance at end of year	$ 73,287	$ 70,275	$ 44,587

        TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate dollar amount of these loans was $20.3 million, $21.3 million, and $30.0 million at December 31, 2003, 2002, and 2001, respectively. During 2003, new loans of $18.3 million were made, and payments totaled $19.3 million. During 2002, new loans of $7.2 million were made, and payments totaled $15.9 million.

NOTE 10. PREMISES AND EQUIPMENT

        Premises and equipment at December 31 are summarized (in thousands) as follows:

	2003	2002
Land and land improvements	$ 25,709	$ 27,428
Buildings	61,323	58,325
Furniture, fixtures and equipment	72,301	62,400
Capitalized software	17,866	14,395
Leasehold improvements	30,389	29,263
Impaired assets	344	1,072
Construction in progress	2,497	2,037

	210,429	194,920
Less accumulated depreciation and amortization	67,724	57,419

	$142,705	$137,501

        Depreciation and amortization of premises and equipment totaled $14.5 million, $12.2 million, and $11.2 million in 2003, 2002 and 2001, respectively. At December 31, 2003, there were no land and buildings pledged as collateral for long-term debt.

NOTE 11. LONG-LIVED ASSETS HELD FOR SALE

        At December 31, 2003 and 2002, TSFG’s premises and equipment included impaired long-lived assets totaling $344,000 and $1.1 million, respectively. At December 31, 2003, these assets consisted primarily of office space, which TSFG was subletting. At December 31, 2002, these assets consisted primarily of a significantly under occupied banking office building and land. These properties were all owned by Carolina First Bank.

        At December 31, 2003, Carolina First Bank owned building and land, which was classified in other assets as an asset held for sale, and recorded at its estimated net realizable value of $821,000. In addition, at December 31, 2003, Mercantile Bank owned a vacant branch, which was classified in other assets as an asset held for sale, and recorded at its estimated net realizable value of $999,000. At December 31, 2002, TSFG had a parcel of undeveloped land, which was classified in other assets as an asset held for sale, and recorded at its estimated net realizable value of $219,000 and was owned by Carolina First Bank.

        In 2003, TSFG recorded a $268,000 impairment loss from the write-down of a leased property included in premises and equipment, which is included in noninterest expense. During 2003, an impairment loss from write-down of assets totaling $181,000 was charged to merger-related costs, which is included in noninterest expense, for a banking office held for sale. The fair value for this property was determined by market prices for other similar properties located in the market.

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

NOTE 12. INTANGIBLE ASSETS

        Intangible assets, net of accumulated amortization, at December 31 are summarized as follows (in thousands):

	2003	2002
Goodwill	$ 324,495	$ 224,312
Core deposit premiums	38,770	26,873
Less accumulated amortization	(13,507)	(10,409)

	25,263	16,464

Customer list intangible	1,558	858
Less accumulated amortization	(156)	(24)

	1,402	834

Non-compete agreement intangible	2,213	663
Less accumulated amortization	(294)	(91)

	1,919	572

	$ 353,079	$ 242,182

        The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the year ended December 31, 2003:

	Carolina First Bank	Mercantile Bank	Other	Total
Balance, December 31, 2002	$116,279	$ 108,033	$ --	$224,312
Purchase accounting adjustments	90,501	(664)	10,346	100,183

Balance, December 31, 2003	$206,780	$ 107,369	$10,346	$324,495

        Amortization of intangibles totaled $3.1 million for core deposit premiums, $203,000 for non-compete agreement intangibles, and $132,000 for customer list intangibles in 2003. Amortization of intangibles totaled $1.4 million for core deposit premiums, $91,000 for non-compete agreement intangibles, and $24,000 for customer list intangibles in 2002. Amortization of intangibles totaled $1.3 million for core deposit premiums, $263,000 for unidentifiable intangible assets from branch purchases, and $4.2 million for goodwill in 2001.

        The estimated amortization expense for core deposit premiums for the years ended December 31 is as follows: $4.1 million for 2004, $3.6 million for 2005, $3.3 million for 2006, $2.7 million for 2007, $2.4 million for 2008, and an aggregate of $9.2 million for all the years thereafter. The estimated amortization expense for customer list intangibles is $156,000 for the years ended December 31, 2004 to 2008 and an aggregate of $622,000 for all the years thereafter. The estimated amortization expense for non-compete agreement intangibles is $370,000 for the years ended December 31, 2004 to 2006, $342,000 for 2007, $250,000 for 2008 and $217,000 for all the years thereafter.

NOTE 13. MORTGAGE SERVICING RIGHTS

        The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”) (in thousands), which are included in other assets, for the years ended December 31. The aggregate fair value of capitalized MSRs at December 31, 2003 and 2002 was $1.9 million and $4.4 million, respectively.

	2003	2002
Balance at beginning of year	$ 4,386	$ 8,865
MSRs purchased	--	129
MSRs amortized	(2,587)	(3,773)
MSRs sold	--	(132)
MSRs impaired	(18)	(703)

Balance at end of year	$ 1,781	$ 4,386

        At December 31, 2003 and 2002, the valuation allowance for capitalized MSRs totaled $1.8 million. In 2003 and 2002, TSFG recorded $18,000 and $703,000 for impairment losses from the valuation of MSRs, respectively.

        The estimated amortization expense for MSRs for the years ended December 31 is as follows: $1.8 million for 2004 and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

        At December 31, 2003, the fair value of derivative assets totaled $1.6 million and was related to cash flow hedges. 0At December 31, 2003, the fair value of derivative liabilities totaled $14.3 million for fair value hedges and cash flow hedges and $664,000 for future contracts. In 2003, gains on derivative contracts, included in noninterest income, totaled $796,000 for changes in fair value related to derivatives with no hedging designation and was partially offset by a loss totaling $134,000 for futures, options, and other derivatives, which do not qualify for hedge accounting under SFAS 133. During 2003, unrealized gains on cash flow hedges totaling $1.0 million (net of related income taxes of $598,000) were recognized in other comprehensive income. In 2003, $167,000 of losses were reclassified from other comprehensive income to the consolidated income statement as a result of the discontinuance of cash flow hedges. TSFG does not expect any of the existing gains, which are included in accumulated other comprehensive income, to be reclassified to the consolidated income statement within the next 12 months.

        At December 31, 2002, the fair value of derivative assets totaled $6.6 million and was related to derivatives with no hedging designation and fair value hedges. At December 31, 2002, the fair value of derivative liabilities totaled $369,000 for cash flow hedges and $680,000 for futures, options, and other derivatives, which do not qualify for hedge accounting under SFAS 133. In 2002, losses on derivative contracts, included in noninterest income, totaled $22,000 for changes in fair value related to derivatives with no hedging designation and $680,000 for futures, options, and other derivatives, which do not qualify for hedge accounting under SFAS 133. During 2002, unrealized gains on cash flow hedges totaling $318,000 (net of related income taxes of $187,000) were recognized in other comprehensive income. In 2002, there were no gains or losses that were reclassified from other comprehensive income to the consolidated income statement as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur. In addition, for 2002, the amount of ineffectiveness from TSFG’s cash flow hedges was not significant.

        At January 1, 2001, upon the adoption of SFAS No. 133, TSFG had the following derivative instruments, which were recorded on TSFG's consolidated balance sheet: a warrant to purchase shares of common stock of Affinity Technology Group, Inc. ("Affinity Warrant"), interest rate swap agreements and fixed rate conforming residential mortgage loan commitments. TSFG has identified no embedded derivative instruments requiring separate accounting treatment.

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

        On February 27, 2001, TSFG exercised the Affinity Warrant and reclassified the derivative asset as securities available for sale based on the fair value as of the exercise date. For the year ended December 31, 2001, a loss of $64,000 was recognized in noninterest income for changes in fair value related to the Affinity Warrant and derivatives with no hedging designation.

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

NOTE 15. DEPOSITS

Deposits at December 31 are summarized as follows (in thousands):

	2003	2002
Noninterest-bearing demand deposits	$ 882,129	$ 743,174
Interest-bearing checking	699,956	679,747
Money market accounts	2,237,299	1,017,095
Savings accounts	159,013	156,204
Time deposits under $100,000	1,512,664	1,428,377
Time deposits of $100,000 or more	537,588	567,913

	$6,028,649	$4,592,510

Maturities of time deposits at December 31, 2003 are as follows (in thousands):

2004	$1,716,756
2005	190,438
2006	61,534
2007	17,665
2008	63,820
Thereafter	39

$2,050,252

NOTE 16. INCOME TAXES

        Total income tax expense (benefit) (in thousands) for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
Income from continuing operations	$ 43,260	$ 28,972	$ 22,422
Dividends on minority interest in consolidated subsidiary	(1,096)	(1,903)	(818)
Cumulative effect of a change in accounting principle	--	--	152
Shareholders' equity:
Change in unrealized gains (losses) on fair value of cash flow hedges	598	187	(323)
Change in unrealized gains (losses) on available for sale securities	(16,394)	13,912	(5,599)

	$ 26,368	$ 41,168	$ 15,834

         Income tax expense attributable to income from continuing operations ("income tax expense") (in thousands) for the years ended December 31, 2003, 2002, and 2001 consisted of the following:

	2003	2002	2001
Current
U.S. Federal	$ 42,140	$ 28,305	$ 21,231
State and local	4,136	2,116	1,876

	46,276	30,421	23,107

Deferred
U.S. Federal	(3,140)	(1,814)	(339)
State and local	124	365	(346)

	(3,016)	(1,449)	(685)

Total income tax expense	$ 43,260	$ 28,972	$ 22,422

        Income tax expense differed from the amounts computed by applying TSFG’s statutory U.S. federal income tax rate of 35% for 2003, 2002 and 2001 to pretax income from continuing operations as a result of the following (in thousands):

	2003	2002	2001
Income tax expense at federal statutory rate	$ 49,116	$ 32,475	$ 22,889
State income tax, net of federal benefit	2,769	1,569	1,589
Increase (decrease) resulting from:
Nontaxable municipal interest	(1,621)	(1,425)	(1,258)
Bank-owned life insurance	(2,912)	(2,600)	(2,523)
Nondeductible goodwill amortization	--	--	2,707
Subsidiary stock, recognition of basis difference	(6,530)	(3,027)	(3,027)
Low-income housing income tax credit	(97)	(100)	(100)
Change in federal and state valuation allowance for deferred
income tax assets	2,550	1,402	624
Other, net	(15)	678	1,521

	$ 43,260	$ 28,972	$ 22,422

        The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities at December 31 are presented below (in thousands):

	2003	2002
Deferred income tax assets
Loan loss allowance deferred for income tax purposes	$26,238	$24,683
Compensation expense deferred for income tax reporting purposes	8,787	6,454
Federal capital loss carryforward	8,170	2,773
Unrealized losses on securities available for sale	4,526	--
Environmental remediation costs	2,364	--
Excess basis of MSRs for income tax purposes over financial reporting purposes	2,144	1,321
Excess basis of securities for income tax purposes over financial reporting purposes	1,771	--
State net operating loss carryforwards	980	973
Federal net operating loss carryforward	108	--
Unrealized losses on cash flow hedges	--	136
Other	4,162	2,322

	59,250	38,662
Less valuation allowance	6,238	3,688

	53,012	34,974

Deferred income tax liabilities
Excess basis of intangible assets for income tax basis over financial reporting purposes	15,252	12,264
Unrealized gains on securities available for sale	--	11,868
Income tax depreciation in excess of book depreciation	11,681	5,136
Excess carrying value of assets acquired for financial reporting purposes over income tax basis	6,556	4,403
Unrealized gains on cash flow hedges and fair value of derivatives deferred for income tax
reporting purposes	614	152
Employee benefits deduction accelerated for income tax reporting purposes	65	162
Income tax bad debt reserve recapture adjustment	58	66
Other	762	312

	34,988	34,363

Net deferred income tax assets	$18,024	$ 611

    Changes in net deferred income tax assets were (in thousands):

	2003	2002
Balance at beginning of year	$ 611	$ 19,204
Purchase accounting acquisitions	(1,399)	(5,943)
Income tax benefit (expense) from change in unrealized gains on available for sale securities	16,394	(13,912)
Income tax expense from change in fair values on cash flow hedges	(598)	(187)
Deferred income tax benefit on continuing operations	3,016	1,449

Balance at end of year	$ 18,024	$ 611

        At December 31, 2003, TSFG has net operating loss carryforwards for state income tax purposes of $30.1 million available to offset future taxable state income, if any, through 2023. In addition, a subsidiary in which TSFG owns less than 80% has a net operating loss carryforward for federal income tax purposes of $309,000 available to offset future taxable federal income, if any, through 2023. TSFG also has capital loss carryforwards for federal income tax purposes of $23.3 million, which are available to reduce future taxable federal capital gains, if any, through 2008.

        The valuation allowance for deferred income tax assets as of January 1, 2003 and 2002 was $3.7 million and $2.3 million, respectively. The net change in the valuation allowance relative to state net operating loss carryforwards and net deferred state income tax assets for the years ended December 31, 2003 and 2002 was an increase of $212,000 and an increase of $44,000, respectively. The net change in valuation allowance relative to federal capital loss carryforwards for the years ended December 31, 2003 and 2002 was an increase of $2.2 million and $1.4 million, respectively. The net change in valuation allowance relative to its federal net operating loss carryforward for 2003 was an increase of $108,000.

        In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and income tax planning strategies in making this assessment. In order to fully realize the deferred income tax assets, TSFG will need to generate future taxable income prior to the expiration of the deferred income tax assets governed by the income tax code. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred income tax assets are deductible, management believes it more likely than not TSFG will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        The Internal Revenue Service is currently examining TSFG’s 2000 and 1999 federal income tax returns.

NOTE 17. SHORT-TERM BORROWED FUNDS

        Short-term borrowings and their related weighted average interest rates at December 31 were (in thousands):

	2003		2002
	Amount	Rate	Amount	Rate
Federal funds purchased and repurchase agreements	$834,866	0.96%	$1,110,840	1.30%
FHLB advances	--	--	29,600	1.73
Treasury, tax and loan note	11,781	0.57	14,444	0.99
Commercial paper	36,949	2.81	37,609	3.18
Line of credit to unaffiliated bank and other	7,349	2.85	--	--

	$890,945	1.05%	$1,192,493	1.37%

        Repurchase agreements represent overnight and short-term borrowings by Carolina First Bank and Mercantile Bank collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers. The approximate cost and fair value of these securities at December 31, 2003 were $573.0 million and $571.8 million, respectively.

     The maximum short-term borrowings outstanding at any month end were (in thousands):

	2003	2002
Federal funds purchased and repurchase agreements	$1,062,102	$1,521,495
FHLB advances	5,000	29,600
Treasury, tax and loan note	18,387	25,697
Commercial paper	39,431	40,559
Line of credit to unaffiliated bank and other	7,350	--
Aggregate short-term borrowings	1,113,091	1,603,147

        Average short-term borrowings during 2003, 2002, and 2001 were $935.6 million, $1.4 billion, and $763 million, respectively. The average interest rate on short-term borrowings during 2003, 2002, and 2001 were 1.22%, 1.53%, and 3.32%, respectively.

          Interest expense on short-term borrowings for the years ended December 31 related to the following (in thousands):

	2003	2002	2001
Federal funds purchased and repurchase agreements	$10,080	$19,888	$21,187
FHLB advances	97	642	2,434
Treasury, tax and loan note	41	133	398
Commercial paper	1,145	1,312	1,099
Line of credit to unaffiliated bank and other	56	--	224

	$11,419	$21,975	$25,342

NOTE 18. UNUSED LINES OF CREDIT

        At December 31, 2003, the Subsidiary Banks had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $338.3 million (which are withdrawable at the lender’s option). These lines of credit are generally available on a one-to-ten day basis for funding short-term liquidity needs by the Subsidiary Banks. At December 31, 2003, the Subsidiary Banks had $1.3 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge.

        At December 31, 2003, the parent company had two short-term lines of credit totaling $20.0 million, of which $12.8 million was unused and $7.2 million was included in short-term borrowings. Both lines of credit are withdrawable at the lenders’ option. One line of credit for $10.0 million matures June 30, 2004 and has a variable interest rate of one-month LIBOR plus 200 basis points. The second line of credit for $10.0 million (of which $7.2 million was outstanding at December 31, 2003) matures September 1, 2004, has a variable interest rate of one-month LIBOR plus 170 basis points, and contains financial covenants within its debt agreement.

        The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At December 31, 2003, the Subsidiary Banks had qualifying collateral to secure advances up to $679.6 million, none of which was outstanding.

NOTE 19. LONG-TERM DEBT

        Long-term debt at December 31 consisted of the following (in thousands, except for descriptions of terms):

	2003	2002
FHLB advances; fixed interest rates ranging from 1.15% to 6.27% due from
2004 to 2011; collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences valued at $205.9 million, select commercial loans secured by real estate valued at $33.2 million, and mortgage-backed securities valued at $848.8 million; initial maturity
of one year or greater; interest payable quarterly	$ 980,680	$ 806,920
82

Repurchase agreements; fixed and variable rates ranging from 0.97% to 4.23%
due from 2004 to 2012; collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers and corporate bonds
valued at $1.6 billion; interest payable quarterly	1,494,800	400,000
Subordinated Notes; due November 7, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to ninety-day LIBOR plus 3.45% (not to exceed
12.5% through November 7, 2007); balance can be prepaid in whole or in part after
November 7, 2007 at accrued and unpaid interest plus outstanding principal (1)	22,681	--
Subordinated Notes; due October 7, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.5% through July 7, 2007); balance can be prepaid in whole or in part on or after
July 7, 2007 at accrued and unpaid interest plus principal (1)	25,774	--
Subordinated Notes; due July 30, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.625% (not to exceed
12.0% through July 30, 2007); balance can be prepaid in whole or in part after July 30, 2007
at accrued and unpaid interest plus outstanding principal (1)	18,042	--
Subordinated Notes; due June 30, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed
12.0% through June 30, 2007); balance can be prepaid in whole or in part after June 30, 2007
at accrued and unpaid interest plus outstanding principal (1)	20,619	--
Subordinated Notes; due July 8, 2031; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.75% (not to exceed
11.0% through December 8, 2006); balance can be prepaid in whole or in part after
December 8, 2006 at accrued and unpaid interest plus outstanding principal (1)	31,959	--
Subordinated Notes; due December 17, 2013; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 2.83%;
balance can be prepaid on December 17, 2008 at par plus accrued and unpaid interest	10,000	--
6.33% Subordinated Notes; due December 20, 2006; unsecured; interest payable semi-annually of each year and at maturity; balance can be prepaid on
December 20, 2001 at par plus accrued and unpaid interest	6,000	6,000
8.60% Subordinated Notes; due December 1, 2003; unsecured; interest payable semi-
annually of each year and at maturity; balance cannot be prepaid prior to its
final maturity	--	5,000
Mandatorily redeemable preferred stock of subsidiary; redeemable May 31, 2012;
unsecured; dividends payable quarterly and at maturity at a rate per annum equal to
three-month LIBOR plus 3.50% (2)	38,500	--
Mandatorily redeemable preferred stock of subsidiary; redeemable January 31, 2031;
unsecured; dividends payable quarterly ..and at maturity at a rate per annum equal to
11.125% (2)	26,300	--
Mandatorily redeemable preferred stock of subsidiary; redeemable January 31, 2011;
preferred stock can be redeemed in whole or part on or after December 8, 2005; unsecured;
dividends payable quarterly and at maturity at a rate per annum equal to
three-month LIBOR plus 3.00% (2)	25,000	--
Employee stock ownership plan note payable to RBC/Centura Bank; due July 23, 2007;
collateralized by approximately 60,000 shares of TSFG stock valued at approximately
$1.2 million; interest at Centura Bank's prime rate less 1.25% with monthly
principal payments of $25,000	1,100	1,400
Note payable; interest at 12.50% due December 31, 2012; collateralized by a United
States Treasury note valued at $2.3 million; with current annual payments of
approximately $125,000	927	968

	2,702,382	1,220,288
Purchase accounting premiums and deferred charges, net of amortization	497	1,223

	$2,702,879	$1,221,511

(1)	Under current regulatory guidelines, these subordinated notes qualify for tier 1 capital treatment. However, this treatment is currently being reviewed. In addition, the balance can be prepaid in whole (but not in part) at any time within a specified number of days (as defined in the indenture) following the occurrence of a tax event, an investment company event, or a capital treatment at a special redemption price (as defined in the indenture).
(2)	The balance can be redeemed in whole or in part following the occurrence of a tax or capital event (as defined in the terms of the preferred stock).

        Required annual principal payments for the five years subsequent to December 31, 2003 are as follows (in thousands):

2004	$ 11,129
2005	9,333
2006	426,337
2007	610,242
2008	773,047
Thereafter	872,294

$2,702,382

        Debt issuance costs, net of accumulated amortization, from subordinated notes totaled $3.7 million and $10,000 at December 31, 2003 and 2002, respectively, and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from subordinated notes totaled $135,000, $97,000, and $157,000 in 2003, 2002, and 2001 and is reported in other noninterest expenses on the consolidated statements of income.

        During the years ended December 31, 2003, 2002 and 2001, TSFG recognized losses on the early extinguishment of debt totaling $2.7 million, $354,000 and $3.1 million, respectively. Such losses are included in other noninterest expenses. The loss for 2003 related to prepayment penalties for FHLB advances totaling $40.0 million with a fixed interest rate of 6.27%. The loss for 2002 consisted of the write-off of unamortized issue costs due to the full redemption of $26.3 million of 9% subordinated debt due September 1, 2005 at par value. The loss for 2001 related to prepayment penalties for FHLB advances totaling $54.3 million with fixed interest rates ranging from 5.41% to 7.21% due in years 2002 to 2008.

NOTE 20. DEBT ASSOCIATED WITH TRUST PREFERRED SECURITIES

        In accordance with the revised FIN 46, TSFG deconsolidated five trust subsidiaries at December 31, 2003, which had been formed to raise capital by issuing preferred securities to institutional investors. The debt associated with trust preferred securities was reclassified to long-term debt (subordinated notes) at December 31, 2003.

        In connection with its October 3, 2003 acquisition of MBFC, TSFG acquired MountainBank Capital Trust I, a wholly-owned subsidiary of MBFC. MountainBank Capital Trust I had issued and sold floating rate securities having an aggregate liquidation amount of $20.0 million (the “MountainBank Capital Trust I Securities”) to institutional buyers in a pooled trust preferred issue.

        The MountainBank Capital Trust I Securities accrue and pay distributions quarterly at a rate per annum equal to three-month LIBOR plus 365 basis points. This rate may not exceed 12.0% through June 30, 2007. The distributions payable on MountainBank Capital Trust I Securities are cumulative and payable quarterly in arrears. TSFG has the right, subject to events of default, to defer payments of interest on the MountainBank Capital Trust I Securities for a period not to exceed 20 consecutive quarters, provided that no extension period may extend beyond the maturity date of June 30, 2032. TSFG has no current intention to exercise its right to defer payments of interest on the MountainBank Capital Trust I Securities.

        The MountainBank Capital Trust I Securities are mandatorily redeemable upon maturity on June 30, 2032. TSFG has the right to redeem the MountainBank Capital Trust I Securities in whole or in part, on or after June 30, 2007. If the MountainBank Capital Trust I Securities are redeemed on or after June 30, 2007, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, TSFG may redeem the MountainBank Capital Trust I Securities in whole (but not in part) at any time within 180 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

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

        On November 28, 2001, South Financial Capital Trust I (the “Capital Trust”), a wholly-owned subsidiary of TSFG, issued and sold 31,000 floating rate securities, with a $1,000 liquidation amount per security, (the “Capital Securities”) to institutional buyers in a pooled trust preferred issue. The Capital Securities generated gross proceeds of $31.0 million. The Capital Trust loaned these proceeds to TSFG to use for general corporate purposes. Issuance costs from the November 28, 2001 sale totaled $988,000.

        The Capital Securities accrue and pay distributions semi-annually at a rate per annum equal to six-month LIBOR plus 375 basis points, which was 5.73% at December 31, 2003. This rate may not exceed 11% through December 2006. The distribution rate payable on the Capital Securities is cumulative and payable semi-annually in arrears. TSFG has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 10 consecutive semi-annual periods, provided that no extension period may extend beyond the maturity date of December 8, 2031. TSFG has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

NOTE 21. MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

        In accordance with TSFG’s adoption of SFAS 150, TSFG reclassified its minority interest in consolidated subsidiary (representing mandatorily redeemable preferred stock of its real estate investment trust subsidiary) to long-term debt effective July 1, 2003. In addition, effective July 1, 2003, TSFG reported dividends earned by institutional holders on preferred shares of its real estate investment trust subsidiary as interest expense. For periods prior to July 1, 2003, these dividends earned are reported as minority interest in consolidated subsidiary, net of tax.

        Carolina First Mortgage Loan Trust (the “REIT”), a majority-owned subsidiary of SCOREIT, Inc. (a subsidiary of Carolina First Bank), holds real estate-related assets, including mortgage loans. SCOREIT, Inc.‘s ownership in the REIT is evidenced by common and preferred equity. On June 11, 2002, Carolina First Bank sold 131 shares of the REIT’s Series 2000A Cumulative Fixed Rate Preferred Shares (the “Series A Trust Preferred Stock”) and 385 shares of the REIT’s Series 2002C Cumulative Floating Rate Preferred Shares (the “Series C Trust Preferred Stock”) to institutional buyers. On June 8, 2001, Carolina First Bank sold 250 shares of the REIT’s Series 2000B Cumulative Floating Rate Preferred Shares (the “Series B Trust Preferred Stock”) to an institutional buyer. On February 22, 2001, Carolina First Bank sold 132 shares of the Series A Trust Preferred Stock to an institutional buyer. The Series A Trust Preferred Stock, Series B Trust Preferred Stock, and Series C Trust Preferred Stock have a stated value of $100,000 per share. Proceeds to Carolina First Bank from these sales totaled $49.2 million, net of issuance costs totaling $2.4 million in 2002, $37.0 million, net of $1.2 million in issuance costs in 2001. The mandatorily redeemable preferred stock of subsidiary qualifies as capital under Federal Reserve Board guidelines.

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

        The shares of Series C Trust Preferred Stock are mandatorily redeemable on May 31, 2012, and are not subject to optional redemption provisions other than in connection with a tax event or capital event (as defined in the terms of the Series C Trust Preferred Stock). After the occurrence of a tax event or capital event (as defined in the terms of the Series C Trust Preferred Stock), TSFG may redeem all or a portion of the Series C Trust Preferred Stock at a redemption price equal to 101% of the liquidation value if the redemption is prior to May 31, 2007 or 100% of the liquidation value thereafter.

        The dividends earned by institutional holders of the Series A Trust Preferred Stock, the Series B Trust Preferred Stock, and the Series C Trust Preferred Stock for the six months ended June 30, 2003 (prior to reclassification to long-term debt under SFAS 150) and year ended December 31, 2002 amounted to $2.0 million (net of amortization of issuance costs of $144,000 and income taxes of $1.1 million) and $3.3 million (net of amortization of issuance costs of $141,000 and income taxes of $1.9 million), respectively. The dividends earned by institutional holders of the Series A Trust Preferred Stock and the Series B Trust Preferred Stock from February 22, 2001 to December 31, 2001 amounted to $1.4 million (net of related income taxes of $818,000) and were expensed on TSFG’s consolidated statement of income as minority interest in consolidated subsidiary.

NOTE 22. COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

        TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG’s consolidated financial position or results of operations.

Environmental Remediation Costs

        TSFG acquired the former Beacon Manufacturing Company facility in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MountainBank. MountainBank had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in a release of fuel oil and other materials. Clean-up of the oil spill, including releases to the adjacent Swannanoa River, has been substantially completed. TSFG intends to investigate, and if necessary remediate, any related environmental impacts and soil and groundwater contamination attributable to historical practices at the facility, as well as to stabilize the site and remove waste materials. Based on available information, MountainBank had established a $4.4 million environmental remediation liability. In accordance with the purchase method of accounting, TSFG recorded the assets and liabilities of MountainBank at their fair value. TSFG has preliminarily developed a remediation plan and remediation cost projections based upon that plan. TSFG has estimated that the environmental remediation contingent liability on the acquisition date was approximately $7.3 million. The increase in this liability increased the goodwill recorded. TSFG continues to evaluate the reserve level and may make purchase accounting adjustments, which would be treated as goodwill adjustments in the MountainBank transaction, as more information becomes known. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves. In addition, TSFG recorded approximately $300,000 for the related estimated net realizable value of the other real estate owned and $860,000 for expected insurance recovery for building damage.

NOTE 23. LEASE COMMITMENTS

        Minimum rental payments under noncancelable operating leases at December 31, 2003 are as follows (in thousands):

2004	$ 10,777
2005	9,177
2006	8,470
2007	8,248
2008	7,609
Thereafter	65,570

$109,851

        Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $10.4 million, $9.0 million, and $8.5 million in 2003, 2002, and 2001, respectively. The leases typically provide that the lessee pay property taxes, insurance, and maintenance cost.

NOTE 24. CAPITAL STOCK

        On June 27, 2003, TSFG filed a “universal shelf” registration statement registering up to $200.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. On November 12, 2003, TSFG completed a common stock offering, selling 6,325,000 shares at a gross offering price of $27.00 per share. The offering generated proceeds to TSFG of $161.1 million, net of issuance costs for underwriting and expenses. TSFG used some of the net proceeds to increase the capital at TSFG’s subsidiary banks and for general corporate purposes.

        TSFG has a stock repurchase program and repurchased 1,274,808 shares during 2003. TSFG has 1,289,502 shares remaining under its stock repurchase authorization. TSFG may continue to repurchase shares depending upon current market conditions, available cash, and capital levels. In connection with its stock repurchase program, TSFG repurchased 2,141,907 shares during 2002.

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

        In March 2003, TSFG entered into a share repurchase agreement with a third party for 1.0 million shares of its common stock. The transaction settled in June 2003 by TSFG issuing 93,253 restricted shares of TSFG stock to the counterparty based on the average of TSFG’s stock price during the term of the agreement. TSFG adjusted the settlement shares issued to 91,250 shares when exchanged for registered shares during July 2003.

        In September 2002, TSFG entered into a share repurchase agreement with a third party for 1.1 million shares of its common stock. The transaction settled in March 2003 by TSFG receiving 6,308 shares of TSFG stock from the counterparty based on the average of TSFG’s stock price during the term of the agreement. TSFG cancelled these shares upon receipt.

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

NOTE 25. AVERAGE SHARE INFORMATION

        The following is a summary of the basic and diluted average common shares outstanding for the years ended December 31:

	2003	2002	2001
Basic
Average common shares outstanding (denominator)	49,204,173	41,714,994	42,098,395

Diluted
Average common shares outstanding	49,204,173	41,714,994	42,098,395
Dilutive potential common shares	1,124,180	999,944	725,118

Average diluted shares outstanding (denominator)	50,328,353	42,714,938	42,823,513

        The following options were outstanding for the years ended December 31 but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

2003		2002		2001
Number of shares	Range of Exercise Prices	Number of shares	Range of Exercise Prices	Number of shares	Range of Exercise Prices

393,639	$24.10 to $26.94	472,150	$21.00 to $21.51	551,209	$16.64 to $18.73
504,950	$27.50	454,145	$21.56 to $23.05	675,067	$19.58 to $22.34
105,788	$28.03 to $31.26	390,467	$23.13 to $31.26	404,059	$23.13 to $31.26

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

        Quantitative measures established by regulation to ensure capital adequacy require TSFG and the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2003, that TSFG and the Subsidiary Banks met all capital adequacy requirements.

        As of December 31, 2003, the most recent notification from federal banking agencies categorized TSFG and the Subsidiary Banks as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” the Subsidiary Banks must maintain minimum total risk-based capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table. Since December 31, 2003, there have been no events or conditions that management believes have changed the Subsidiary Banks’ categories.

        TSFG’s and the Subsidiary Banks’ capital levels at December 31 exceeded the “well capitalized levels,” as shown below (dollars in thousands):

	Acutal		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	2003	2002	2003	2002	2003	2002
TSFG
Tier 1 capital	$ 773,657	$ 500,701	$ 294,546	$ 217,484	n/a	n/a
Total risk-based capital	920,923	633,600	589,093	434,967	n/a	n/a
Tier 1 capital ratio	10.51%	9.21%	4.00%	4.00%	n/a	n/a
Total risk-based capital ratio	12.51	11.66	8.00	8.00	n/a	n/a
Leverage ratio	7.49	7.15	4.00	4.00	n/a	n/a

Carolina First Bank
Tier 1 capital	$ 548,855	$ 337,232	$ 225,500	$ 165,218	$ 338,250	$247,827
Total risk-based capital	702,637	475,275	451,001	330,436	563,751	413,045
Tier 1 capital ratio	9.74%	8,17%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	12.46	11.52	8.00	8.00	10.00	10.00
Leverage ratio	6.63	5.89	4.00	4.00	5.00	5.00

Mercantile Bank
Tier 1 capital	$ 151,628	$ 128,858	$ 68,090	$ 53,187	$ 102,135	$ 79,781
Total risk-based capital	202,477	177,849	136,180	106,375	170,225	132,969
Tier 1 capital ratio	8.91%	9.69%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	11.89	13.38	8.00	8.00	10.00	10.00
Leverage ratio	7.11	9.71	4.00	4.00	5.00	5.00

Community National Bank
Tier 1 capital	$ 5,128	n/a	$ 1,471	n/a	$ 2,206	n/a
Total risk-based capital	5,619	n/a	2,942	n/a	3,677	n/a
Tier 1 capital ratio	13.95%	n/a	4.00%	n/a	6.00%	n/a
Total risk-based capital ratio	15.28	n/a	8.00	n/a	10.00	n/a
Leverage ratio	8.47	n/a	4.00	n/a	5.00	n/a

NOTE 28. LENDING COMMITMENTS AND GUARANTEES

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

        Unfunded loan commitments and letters of credit at December 31, 2003 were approximately $1.3 billion and included the following (in thousands):

Loan commitments:
Commercial, financial, and agricultural	$499,226
Commercial secured by real estate	424,486
Home equity loans	294,523
Standby letters of credit	101,886
Documentary letters of credit	2,100
Unused business credit card lines	18,122

        The total portfolios of loans serviced or subserviced for non-affiliated parties at December 31, 2003 and 2002 were $229.3 million and $476.8 million, respectively.

        Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party or obligates TSFG to guarantee or stand as surety for the benefit of the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG can seek recovery of the amounts paid from the borrower; however, these standby letters of credit are generally not collateralized. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. At December 31, 2003, TSFG recorded a liability of $100,000 for deferred fees received on standby letters of credit, which represents the liability for the obligation it has undertaken in issuing the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 was $101.9 million. In addition, TSFG guarantees a portion of the debt of a company in which it has an equity investment. The fair value of this guarantee is not deemed significant at December 31, 2003. TSFG occasionally provides a guarantee for the issuance of consumer credit cards for certain of its customers. The total of such guarantees at December 31, 2003 was $231,000, and the fair value is not deemed significant.

NOTE 29. RELATED PARTY TRANSACTIONS

        During the years ended December 31, 2003, 2002 and 2001, lease payments aggregating approximately $26,000, $25,000 and $25,000, respectively, were made to affiliates of directors or companies in which certain directors have an interest. These lease payments were made in the ordinary course of business and were on terms comparable to those, which would have been obtained between unrelated parties.

        At December 31, 2003 and 2002, TSFG had loans to TSFG directors, directors of its subsidiaries, executive officers, and associates of such persons, totaling $20.3 million and $21.3 million, respectively. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. See Note 9 for further details.

NOTE 30. STOCK COMPENSATION PLANS

        TSFG has long-term incentive plans, a restricted stock plan, and stock option plans. These plans provide for grants or options to purchase TSFG’s $1 par value common stock, which are awarded to employees and directors. In 2003, grants under the long-term incentive plan consisted of two components: restricted stock, granted under the Restricted Stock Plan, and stock options, granted under the Stock Option Plan. Beginning in 2004, TSFG will make long-term incentive plan grants under the 2004 Long-Term Incentive Plan (“2004 LTIP”).

2004 Long-Term Incentive Plan

        TSFG’s 2004 LTIP provides for incentive compensation in the form of stock options, restricted stock, performance units (which may be stock based), and stock appreciation rights. These grants may be made to directors, officers, employees, prospective employees, and consultants of TSFG. At December 31, 2003, authorized shares under the 2004 LTIP totaled 2 million shares. During 2003, TSFG awarded 13,590 shares with a weighted-average fair value of $25.28 for director compensation. Directors’ fees associated with these grants totaled $344,000 in 2003.

Restricted Stock Plan

        TSFG has a Restricted Stock Plan for awards to certain key employees. At December 31, 2003, authorized shares under the Restricted Stock Plan totaled 875,000 shares. Shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. At December 31, 2003, there were 60,710 shares of restricted stock outstanding with a weighted-average fair value of $20.38 computed as of the grant dates. In addition, as of December 31, 2003, TSFG has issued 439,997 shares under the Restricted Stock Plan, which have already vested.

        The following is a summary of TSFG’s restricted stock grants, the weighted-average fair values at grant date, and compensation expense recognized on restricted stock awards for the years ended December 31.

	2003	2002	2001
Shares granted	69,805	59,097	1,334
Weighted-average fair value of restricted stock granted during the year	$ 21.42	$ 18.00	$16.50
Compensation expense recognized (in thousands)	$ 3,298	$ 2,053	$ 671

Stock Option Plan

        TSFG has a Stock Option Plan, a Directors’ Stock Option Plan, and options acquired from acquisitions (collectively referred to as stock-based option plans). At December 31, 2003, authorized shares under the Stock Option Plan totaled 3.7 million shares. The exercise price of each option either equals or exceeds the fair market value of TSFG’s Common Stock on the date of grant. Options issued to employees under the Stock Option Plan are typically exercisable on a cumulative basis for either 20% of the shares on each of the first five anniversaries of the grant or 25% of the shares on each of the first four anniversaries of the grant. Under the Directors’ Stock Option Plan, TSFG may grant options to its non-employee directors. At December 31, 2003, authorized shares under the Directors’ Stock Option Plan totaled 500,000 shares. The exercise price of each directors’ option equals the fair market value of TSFG’s Common Stock on the date of grant. Options issued to directors under the Directors’ Stock Option Plan vest immediately on the grant date.

        TSFG applies APB Opinion 25 in accounting for the stock-based option plans, which are described in the preceding paragraph. Accordingly, no compensation expense has been recognized for the stock-based option plans. See Note 1 for details of the effect on net income and earnings per share if TSFG had applied the fair value recognition provisions of SFAS 123 to stock-based compensation.

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.8%, 2.8%, and 2.6% for 2003, 2002, and 2001, respectively; expected volatility of 35%, 29%, and 38% for 2003, 2002, and 2001, respectively; risk-free interest rate of 3.51%, 4.19%, and 4.62% for 2003, 2002, and 2001, respectively; and expected lives of 8 years for 2003 and 2002, and 5 years for 2001. Compensation expense is recognized using the straight-line method over the vesting period in the pro forma calculations.

        The following is a summary of the activity under the stock-based option plans for the years 2003, 2002, and 2001.

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	3,962,518	$ 16.05	3,223,162	$ 15.63	3,048,813	$ 14.62
Granted:
Price = Fair Value	915,659	25.52	675,597	20.64	436,329	17.94
Price > Fair Value	--	--	--	--	110,600	19.81
Price < Fair Value (from acquisitions)	331,886	10.12	539,217	8.10	--	--
Cancelled	(150,722)	18.53	(133,563)	1.65	(175,617)	1.12
Exercised	(818,546)	10.26	(341,895)	7.99	(196,963)	5.32

Outstanding, December 31	4,240,795	$ 18.66	3,962,518	$ 16.05	3,223,162	$ 15.63

Exercisable, December 31	2,629,173	$ 16.64	2,631,337	$ 14.79	1,954,415	$ 14.25

Weighted-average fair value of options
granted during the year		$ 7.69		$ 5.90		$ 6.18

        The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Low/High Outstanding	Number of Option Shares Outstanding	Weighted- Average Remaining Contractual Life (in yrs.)	Weighted- Average Exercise Price	Number of Option Shares Exercisable	Weighted- Average Exercise Price

$1.49/$10.11	554,565	3.8	$ 6.62	554,565	$ 6.62
$10.21/$13.16	513,065	5.7	12.12	387,205	12.02
$13.88/$17.45	534,327	5.1	15.77	446,230	15.57
$17.50/$20.22	519,842	7.5	18.65	266,787	18.86
$20.50/$21.50	471,055	7.4	21.19	100,760	21.31
$21.51/$22.34	541,869	6.9	21.89	331,314	22.10
$22.54/$26.94	495,334	6.3	24.75	436,524	24.83
$27.50	504,950	10.0	27.50	--	--
$28.03/$31.26	105,788	3.2	29.59	105,788	29.59

	4,240,795	6.5	$ 18.66	2,629,173	$ 16.64

NOTE 31. EMPLOYEE BENEFITS

        TSFG maintains the Carolina First Salary Reduction Plan and Trust (“401(k) Plan”) for all eligible employees. Upon ongoing approval of the Board of Directors, TSFG matches employee contributions equal to six percent of compensation subject to certain adjustments and limitations. Contributions of $3.3 million, $2.3 million, and $2.3 million were charged to operations in 2003, 2002, and 2001, respectively.

        TSFG maintains The South Financial Group, Inc. Employee Stock Ownership Plan (“ESOP”) for all eligible employees. Annual contributions are at the discretion of, and determined by, the Board of Directors, and may not exceed the maximum amount deductible under the applicable sections of the Internal Revenue Code. For the years ended December 31, 2003, 2002, and 2001, contributions of $746,000, $607,000, and $689,000, respectively, were charged to operations.

        The ESOP has a loan, guaranteed by TSFG, used to acquire shares of stock of TSFG. Such stock is pledged as collateral for the loan. At December 31, 2003, the ESOP owned 176,471 shares of TSFG stock, of which approximately 50,000 were pledged to secure the loan. The remainder was allocated to individual accounts of participants. In accordance with the requirements of the American Institute of Certified Public Accountants Statements of Position 76-3 and 93-6, TSFG presents the outstanding loan amount as long-term debt and as a reduction of shareholders’ equity in the accompanying consolidated balance sheets (Note 19). TSFG contributions to the ESOP are the primary source of funds used to service the debt.

        TSFG maintains Supplementary Executive Retirement Plans (“SERPs) for certain officers. These plans provide salary continuation benefits after the participant reaches normal retirement age (usually age 65) or early retirement (age 55 and 7 years of service) and continue for 10 to 18 years. The SERPs also provide limited benefits in the event of early termination or disability while employed by TSFG and full benefits to the officer’s beneficiaries in the event of the officer’s death. The officers vest in the benefits over a number of years as defined by the SERPs, usually 10 years. In the event of a change of control of TSFG as defined in the SERPs, the officers become 100% vested in the total benefit. TSFG has purchased life insurance policies on these officers in order to fund the payments required by the SERPs. For the years ended December 31, 2003, 2002 and 2001, contributions of $2.5 million, $1.5 million and $1.6 million, respectively, were charged to operations related to these SERPs.

        TSFG maintains an Executive Deferred Compensation Plan for certain officers. This plan allows the participant to defer up to 80% of base annual salary and 100% of annual bonus compensation on a pre-tax basis. TSFG provides a match of 10% of the employee contribution. The deferral elections are irrevocable and cannot be changed during the plan year. TSFG’s match becomes fully vested after five years. Payments from the plan will automatically begin upon the employee’s retirement, termination of employment, or death during employment. However, participants may choose to receive payments prior to these events, such as an in-service distribution, an elective early withdrawal, or upon a change in control. TSFG is using a specialized type of insurance policy called Bank Owned Life Insurance (“BOLI”) to informally fund the plan. Insurance is used so TSFG can recover costs of providing plan participants with a pre-tax return on the amount of deferrals, allowing the participants’ deferrals to earn returns in much the same way as TSFG’s 401(k) Plan. Deferred compensation expense, which is associated with TSFG’s matching contributions, totaled $72,000, $84,000, and $56,000 in 2003, 2002 and 2001, respectively.

        Beginning on January 1, 2003, under TSFG’s Executive Deferred Compensation Plan for certain officers, TSFG common stock was added as an investment option for deferred compensation. The common stock purchased by TSFG for this deferred compensation plan is maintained in a rabbi trust (the “Trust”), on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of TSFG. Dividends payable on the common shares held by the Trust will be reinvested in additional shares of common stock of TSFG on behalf of the participants. The deferred compensation obligation in the Trust is classified as a component of shareholders’ equity, and the common stock held by the Trust is classified as a reduction of shareholders’ equity. The obligations of TSFG under this investment option of the deferred compensation plan, and the shares held by the Trust, have no net effect on outstanding shares. Subsequent changes in the fair value of the common stock are not reflected in earnings or shareholders’ equity.

NOTE 32. MERGER-RELATED AND DIRECT ACQUISITION COSTS

        In connection with its acquisitions, TSFG recorded pre-tax merger-related costs, included in noninterest expenses, and direct acquisition costs, included in goodwill. The merger-related and acquisition costs were recorded as incurred. The following summarizes these charges (in thousands) at and for the three years ended December 31, 2003:

	2003	2002	2001
Merger-related costs
Compensation-related expenses	$ 823	$ 2,504	$ --
System conversion costs	1,196	1,355	--
Travel	214	588	--
Impairment loss from write-down of assets	181	--	(501)
Advertising	542	1,021	--
Other	2,171	1,196	--

	$5,127	$ 6,664	$(501)

	2003	2002	2001
Direct acquisition costs
Investment banking and professional fees	$2,257	$6,273	$ --
Contract and lease terminations	875	1,205	--
Severance	6,486	306	--

	$9,618	$7,784	$ --

        Severance charges are associated with the involuntary termination of former acquiree employees who were notified that their positions were redundant within the combined organization. These positions were primarily in centralized corporate support and data processing areas. The contract termination costs are primarily comprised of payments required to be made to certain executives pursuant to their employment contracts. The lease termination costs were for buyouts on leased facilities.

        At December 31, 2003, the accrual for merger-related costs totaled $961,000, and the accrual for direct acquisition costs totaled $410,000.

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

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Year Ended December 31, 2003
Net interest income	$ 213,841	$ 64,423	$ (5,673)	$ --	$ 272,591
Provision for loan losses	13,588	7,068	(75)	--	20,581
Noninterest income	72,779	16,105	64,901	(58,295)	95,490
Noninterest expenses	144,296	51,187	69,982	(58,295)	207,170
Amortization of intangibles (a)	1,753	1,559	121	--	3,433
Merger-related costs (a)	2,781	2,303	43	--	5,127
Income tax expense	39,905	6,920	(3,565)	--	43,260
Minority interest in consolidated subsidiary,
net of tax	(2,010)	(2)	--	--	(2,012)
Net income	86,821	15,351	(7,114)	--	95,058

December 31, 2003
Total assets	$ 8,513,715	$ 2,274,733	$ 1,295,644	$(1,364,691)	$ 10,719,401
Loans	4,372,476	1,383,279	41,402	(35,333)	5,761,824
Deposits	4,543,012	1,497,901	53,024	(65,288)	6,028,649

Year Ended December 31, 2002
Net interest income	$ 188,599	$ 35,679	$ (6,026)	$ --	$ 218,252
Provision for loan losses	15,509	6,799	(42)	--	22,266
Noninterest income	43,245	5,738	63,721	(53,064)	59,640
Noninterest expenses	120,743	32,355	62,806	(53,064)	162,840
Amortization of intangibles (a)	1,093	426	--	--	1,519
Merger-related costs (a)	921	5,743	--	--	6,664
Income tax expense	30,825	733	(2,586)	--	28,972
Minority interest in consolidated subsidiary,
net of tax	(3,247)	(3)	--	--	(3,250)
Cumulative effect of change in accounting
principle, net of tax	--	--	(1,406)	--	(1,406)
Net income	61,520	1,527	(3,889)	--	59,158

December 31, 2002
Total assets	$ 6,263,851	$ 1,735,476	$ 956,169	$(1,014,486)	$ 7,941,010
Loans	3,371,144	1,164,269	100,292	(134,476)	4,501,229
Deposits	3,336,251	1,296,100	--	(39,841)	4,592,510

Year Ended December 31, 2001
Net interest income	$ 155,178	$ 23,099	$ (3,500)	$ --	$ 174,777
Provision for loan losses	16,034	5,785	226	--	22,045
Noninterest income	39,601	3,656	59,465	(49,238)	53,484
Noninterest expenses	118,410	17,352	54,296	(49,238)	140,820
Amortization (a)	5,554	--	211	--	5,765
Merger-related recoveries (a)	(501)	--	--	--	(501)
Income tax expense	22,422	1,261	(1,261)	--	22,422
Minority interest in consolidated subsidiary,
net of tax	(1,364)	--	--	--	(1,364)
Cumulative effect of change in accounting
principle, net of tax	--	--	282	--	282
Net income	36,549	2,357	2,986	--	41,892

                (a)     Included in noninterest expenses.

NOTE 34. PARENT COMPANY FINANCIAL INFORMATION

        The following is condensed financial information (dollars in thousands) of The South Financial Group (Parent Company only):

Condensed Balance Sheets

	December 31,
	2003	2002
Assets
Cash and due from banks	$ 56,493	$ 28,696
Investment in subsidiaries:
Bank subsidiaries	1,032,742	713,956
Nonbank subsidiaries	42,946	40,695

Total investment in subsidiaries	1,075,688	754,651
Receivable from subsidiaries	1,491	1,380
Other investments	16,656	12,043
Other assets	26,346	10,380

	$1,176,674	$807,150

Liabilities and shareholders' equity
Accrued expenses and other liabilities	$ 23,045	$ 10,405
Payables to subsidiaries	3,386	1,481
Borrowed funds	51,299	50,009
Subordinated debt	119,075	98,456
Shareholders' equity	979,869	646,799

	$1,176,674	$807,150

Condensed Statements of Income

	Years Ended December 31,
	2003	2002	2001
Income
Equity in undistributed net income (loss) of subsidiaries	$ 56,106	$ 6,897	$(2,165)
Interest income from subsidiaries	275	455	796
Dividend income from subsidiaries	43,750	55,865	44,920
Gain on equity investments	3,785	3,538	1,173
Sundry	4,351	3,139	3,770

	108,267	69,894	48,494

Expenses
Interest on borrowed funds	6,991	6,963	4,887
Loss on early extinguishment of debt	--	354	--
Sundry	8,347	5,703	4,885

	15,338	13,020	9,772

Income before taxes	92,929	56,874	38,722
Income tax benefit	(2,129)	(2,284)	(3,170)

Net income	$ 95,058	$ 59,158	$ 41,892

Condensed Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
Operating activities
Net income	$ 95,058	$ 59,158	$ 41,892
Adjustments to reconcile net income to net cash provided by operations
Equity in undistributed net (income) loss of subsidiaries	(56,106)	(6,897)	2,165
Gain on disposition of equity investments	(3,785)	(3,538)	(1,173)
Loss on early extinguishment of debt	--	354	--
Other assets, net	(10,717)	(4,177)	2,097
Other liabilities, net	13,013	885	(867)

Net cash provided by operating activities	37,463	45,785	44,114

Investing activities
Investment in subsidiaries	(132,096)	(37,491)	(20,012)
Loans to subsidiaries, net	1,794	3,233	8,710
Proceeds from disposition of equity investments	4,023	4,844	1,146
Purchase of equity investments	(4,425)	(5,000)	--

Net cash used for investing activities	(130,704)	(34,414)	(10,156)

Financing activities
Borrowings, net	1,290	(15,912)	3,961
Issuance of subordinated debt, net	--	62,496	30,020
Issuance of common stock, net	161,083	--	--
Cash dividends paid	(27,089)	(19,823)	(18,535)
Repurchase of common stock	(28,558)	(48,483)	(24,665)
Other	14,312	5,923	3,693

Net cash provided by (used for) investing activities	121,038	(15,799)	(5,526)

Net change in cash and cash equivalents	27,797	(4,428)	28,432
Cash and cash equivalents at beginning of year	28,696	33,124	4,692

Cash and cash equivalents at end of year	$ 56,493	$ 28,696	$ 33,124

NOTE 35. FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practical to estimate the fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including TSFG’s Common Stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

        Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing bank balances, federal funds sold, federal funds purchased and repurchase agreements, and other short-term borrowings.

        Investment securities are valued using quoted market prices. Fair value for variable rate loans that reprice frequently is based on the carrying value. Fair value for mortgage loans, consumer loans and all other loans (primarily commercial and industrial loans) with fixed rates of interest is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality. The carrying amount for loan commitments and letters of credit, which are off-balance-sheet financial instruments, approximates the fair value since the obligations are short-term and typically based on current market rates.

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

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$ 184,057	$ 184,057	$ 201,333	$ 201,333
Interest-bearing bank balances	2,048	2,048	58,703	58,703
Federal funds sold	137	137	31,293	31,293
Trading securities	480	480	350	350
Securities available for sale	3,915,994	3,915,994	2,488,944	2,488,944
Securities held to maturity	91,097	93,188	82,892	85,371
Net loans	5,688,537	5,802,264	4,430,954	4,560,449
Derivative assets	1,597	1,597	6,619	6,619

Financial Liabilities
Deposits	$6,028,649	$6,291,289	$4,592,510	$4,633,128
Federal funds purchased and repurchase agreements	834,866	834,866	1,110,840	1,110,840
Other short-term borrowings	56,079	56,079	81,653	81,653
Long-term debt	2,702,879	2,732,241	1,221,511	1,271,706
Debt associated with trust preferred securities	--	--	95,500	101,417
Derivative liabilities	14,954	14,954	1,049	1,049

NOTE 36. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following provides quarterly financial data for 2003 and 2002 (dollars in thousands, except share data).

2003 Quarterly Financial Data

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$117,162	$97,416	$ 100,579	$ 98,971
Interest expense	38,634	34,996	34,407	33,500

Net interest income	78,528	62,420	66,172	65,471
Provision for loan losses	4,290	5,591	5,200	5,500
Noninterest income	23,899	27,730	23,975	19,886
Noninterest expenses (1)	57,644	50,541	50,095	48,890

Income before income taxes and minority interest (1)	40,493	34,018	34,852	30,967
Income taxes (1)	12,072	10,125	11,153	9,910

Income before minority interest (1)	28,421	23,893	23,699	21,057
Minority interest in consolidated subsidiary, net of tax (1)	--	--	(1,000)	(1,012)

Net income	$ 28,421	$23,893	$ 22,699	$ 20,045

Net income per common share, basic	$ 0.51	$ 0.51	$ 0.49	$ 0.42

Net income per common share, diluted	$ 0.50	$ 0.50	$ 0.48	$ 0.42

(1)

In connection with the adoption of SFAS 150, TSFG reclassified dividends of $990,000 earned by institutional holders on preferred shares of its real estate investment trust subsidiary from minority interest in consolidated subsidiary, net of tax, to interest expense for the third quarter 2003.

2002 Quarterly Financial Data

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$ 92,815	$ 88,940	$ 86,697	$ 85,287
Interest expense	33,784	33,708	34,100	33,895

Net interest income	59,031	55,232	52,597	51,392
Provision for loan losses	4,217	5,567	6,244	6,238
Noninterest income	17,774	16,806	13,422	11,638
Noninterest expenses	48,471	43,725	35,792	34,852

Income before income taxes, minority interest, and
cumulative effect of change in accounting principle	24,117	22,746	23,983	21,940
Income taxes	7,150	6,937	7,886	6,999

Income before minority interest and cumulative effect of
change in accounting principle	16,967	15,809	16,097	14,941
Minority interest in consolidated subsidiary, net of tax	(1,031)	(1,033)	(758)	(428)

Income before cumulative effect of change in
accounting principle	15,936	14,776	15,339	14,513
Cumulative effect of change in accounting principle,
net of tax	--	--	--	(1,406)

Net income	$ 15,936	$ 14,776	$ 15,339	$ 13,107

Per common share, basic:
Net income before cumulative effect of change in
accounting principle	$ 0.36	$ 0.36	$ 0.38	$ 0.35
Cumulative effect of change in accounting principle	--	--	--	(0.03)

Net income	$ 0.36	$ 0.36	$ 0.38	$ 0.32

Per common share, diluted:
Net income before cumulative effect of change in
accounting principle	$ 0.35	$ 0.35	$ 0.37	$ 0.34
Cumulative effect of change in accounting principle	--	--	--	(0.03)

Net income	$ 0.35	$ 0.35	$ 0.37	$ 0.31

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9a.     Disclosure Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

        TSFG’s Chief Executive Officer and Chief Financial Officer have evaluated TSFG’s disclosure controls and procedures as of December 31, 2003, and they concluded that these controls and procedures are effective.

      Changes in Internal Controls

        There have been no changes in internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

        See Election of Directors, Executive Officers, Business Experience of Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

        TSFG has adopted a Code of Ethics that is specifically applicable to senior management and financial officers, including its principal executive officer, its principal financial officer, its principal accounting officer and controllers. This Code of Ethics can be viewed on TSFG’s website, www.thesouthgroup.com, under the Investor Relations / Corporate Governance tab. TSFG’s Code of Conduct, applicable to all employees, may also be viewed on TSFG’s website under the Investor Relations / Corporate Governance tab.

Item 11.     Executive Compensation

        See Compensation of Directors and Executive Officers in TSFG’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        See Security Ownership of Certain Beneficial Owners and Management in TSFG’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

        See Certain Relationships and Related Transactions in TSFG’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services

        See Audit Fees and Other Audit Committee Matters in TSFG’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)(1)        Financial Statements filed as part of this report:

        The following management’s statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of TSFG and its subsidiaries are included in Item 8 hereof:

Management’s Statement on Responsibility for Financial Reporting
Report of KPMG LLP, Independent Auditors
Consolidated Balance Sheets—December 31, 2003 and 2002
Consolidated Statements of Income—Years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income—Years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001 Notes to Consolidated Financial Statements

    (a)(2)        Financial Statement Schedules

        All schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of TSFG required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted, or the required information is contained in the Consolidated Financial Statements or the notes thereto, which are included in Item 8 hereof.

    (a)(3)        Listing of Exhibits

Exhibit No.	Description of Exhibit	Location

2.1	Agreement and Plan of Reorganization entered into as of January 20, 2004 by and among TSFG and CNB Florida Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 of TSFG's Current Report on Form 8-K, Commission File No. 333-32590, dated January 22, 2004

2.4	Asset Sale Agreement entered into as of September 3, 2002 by and among TSFG, Carolina First Bank and Rock Hill Bank & Trust	Incorporated by reference to Exhibit 2.1 of TSFG's Registration Statement on Form S-4, Commission File No. 333-100100.

3.1	Articles of Incorporation, as amended by Articles of Amendments dated June 1, 1997 and April 19, 2000.	Incorporated by reference to Exhibit 3.1 of TSFG's Registration Statement on Form S-4, Commission File No. 57389; Exhibit 3.2 of TSFG's Registration Statement on Form S-4, Commission File No. 333-32459, and Exhibit 10.3 of TSFG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 15083.

3.2	Amended and Restated Bylaws of TSFG as amended and restated as of December 18, 1996.	Incorporated by reference to Exhibit 3.1 of TSFG's Current Report on Form 8-K dated December 18, 1996, Commission File No. 0-15083.

4.1	Specimen TSFG Common Stock certificate	Incorporated by Reference to Exhibit 4.1 of TSFG's Registration Statement on Form S-1, Commission File No. 33-7470.

4.2	Articles of Incorporation, as amended	Included as Exhibit 3.1, 3.1.1 and 3.1.2

4.3	Bylaws	Included as Exhibit 3.2

4.4	Amended and Restated Common Stock Dividend Reinvestment Plan	Incorporated by reference to the Prospectus in TSFG's Registration Statement on Form S-3, Commission File No. 333-112404

10.1	TSFG Amended and Restated Restricted Stock Agreement Plan, as amended by Amendment #1 and #2.	Incorporated by reference to Exhibit 99.1 from TSFG's Registration Statement on Form S-8, Commission File No. 33-82668/82670; Exhibit 10.1 from TSFG's Annual Report on Form 10-K for the year ended December 31, 2001; and Exhibit 10.1.2 from TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083.

10.1.1*	Amendment #3 to TSFG Amended and Restated Restricted Stock Agreement Plan	Incorporated by reference to Exhibit 10.1.1 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.2*	TSFG Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.2 of TSFG's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-15083

10.3*	TSFG Amended and Restated Stock Option Plan, as amended by Amendment #1, #2, #3 and #4	Incorporated by reference to Exhibit 10.2 of TSFG's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, Commission File No. 0-15083; Exhibit 10.3.2 of TSFG's Registration Statement on Form S-4, Commission File No. 333-32590; Exhibit 10.3.3 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001 Commission File No. 0-15083; and Exhibit 10.3.4 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.4*	TSFG Salary Reduction Plan	Incorporated by reference to Exhibit 28.1 of TSFG's Registration Statement on Form S-8, Commission File No. 33-25424

10.5*	Noncompetition, Severance and Employment Agreement dated October 13, 2000, by and between TSFG and Mack I. Whittle, Jr.	Incorporated by reference to Exhibit 10.5 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.6*	Noncompetition, Severance and Employment Agreement dated October 13, 2000, by and between TSFG and William S. Hummers III	Incorporated by reference to Exhibit 10.6 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.7*	Noncompetition, Severance and Employment Agreement dated February 21, 1996, by and between TSFG and James W. Terry, Jr.	Incorporated by reference to Exhibit 10.7 of TSFG's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083

10.8*	Noncompetition, Severance and Employment Agreement dated January 1, 2002, by and between TSFG and John C. DuBose	Incorporated by reference to Exhibit 10.8 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.9*	Noncompetition, Severance and Employment Agreement dated March 31, 2000, by and between TSFG and Andrew B. Cheney	Incorporated by reference to Exhibit 10.10 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.10*	Noncompetition, Severance and Employment Agreement dated January 10, 2000 by and between Carolina First Bank, TSFG and Stephen L. Chryst, as amended by Amendment #1 dated September 19, 2001	Incorporated by reference to Appendix C of Annex A of TSFG's Registration Statement on Form S-4, Commission File No. 333-32590 and Exhibit 10.1 of TSFG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission file No. 0-15083

10.11*	Noncompetition, Severance and Employment Agreement dated January 10, 2000 by and between Carolina First Bank, TSFG and Tommy E. Looper, as amended by Amendment #1 dated September 19, 2001	Incorporated by reference to Appendix C of Annex A of TSFG's Registration Statement on Form S-4, Commission File No. 333-32590 and Exhibit 10.2 of TSFG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission file No. 0-15083

10.12*	TSFG Short-Term Performance Plan	Incorporated by reference to Exhibit 10.3 of TSFG's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083

10.13*	TSFG Amended and Restated 2001 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.14 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001 Commission File No. 0-15083

10.14*	Amended and Restated TSFG Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 to TSFG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 0-15083

10.15*	TSFG Directors Stock Option Plan	Incorporated by reference to Exhibit 99.1 from TSFG's Registration Statement on Form S-8, Commission File No. 33-82668/82670

10.16*	TSFG Amended and Restated Fortune 50 Plan	Incorporated by reference to the Prospectus in TSFG's Registration Statement on Form S-8, Commission File No. 333-31948

10.17*	Carolina First Bank Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.18*	Supplemental Executive Retirement Agreements between TSFG and Mack I. Whittle, Jr., William S. Hummers III, John C. DuBose, Andrew B. Cheney and James W. Terry, Jr.	Filed herewith

10.19	Standstill Agreement dated August 16, 2001 by and among TSFG, Mid-Atlantic Investors, and Individuals set forth in the Agreement	Incorporated by reference to Exhibit 10.3 of TSFG's Quarterly Report on Form 10-Q for the fiscal Quarter ended September 30, 2001

10.20*	TSFG 2004 Long Term Incentive Plan	Incorporated by reference to Exhibit 10.25 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.21*	TSFG Management Incentive Plan	Incorporated by reference to Exhibit 10.26 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.22*	TSFG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.27 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

11.1	Statement of Computation of Earnings Per Share	Filed herewith as Note 25 of the Notes to Consolidated Financial Statements

21.1	Subsidiaries of TSFG	Filed herewith

22.1	Proxy Statement for the 2004 Annual Meeting of Shareholders	Future filing incorporated by reference pursuant to General Instruction G(3)

23.1	Consent of KPMG LLP	Filed herewith

23.2	Opinion of Independent Public Accountants	Included herewith

31.1	Certificate of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

31.2	Certificate of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

        *     This is a management contract or compensatory plan.

        Copies of exhibits are available upon written request to William P. Crawford, Jr., Executive Vice President and General Counsel of The South Financial Group, Inc.

        (b)     Current Reports on Form 8-K filed during the fourth quarter of 2003.

Type	Date Filed	Reporting Purpose
Item 5 - Other events	October 7, 2003	Announced completion of acquisition of MountainBank Financial Corporation

Item 5 - Other events	October 21, 2003	Announced redemption and termination of TSFG's shareholder rights plan

Item 9 - Regulation FD Disclosure	October 24, 2003	Announced the filing of a preliminary prospectus with respect to a 5.5 million share common stock offering and gave earnings guidance.

Item 5 - Other events	November 5, 2003	Provided information regarding offering expenses related to TSFG's shelf registration statement

Item 5 - Other events	November 7, 2003	Provided certain exhibits to the shelf registration statement, including underwriting agreement associated with TSFG's then-pending public offering

        (c)     See Item 15(a)(3).

        (d)     None

SIGNATURES

THE SOUTH FINANCIAL GROUP, INC.

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Mack I. Whittle, Jr. Mack I. Whittle, Jr.	President and Chief Executive Officer	March 8, 2004

/s/ William S. Hummers III William S. Hummers III	Vice Chairman and Executive Vice President (Principal Accounting and Chief Financial Officer)	March 8, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Name	Title	Date

/s/ William R. Timmons, Jr. William R. Timmons, Jr.	Chairman of the Board	March 8, 2004

/s/ Mack I. Whittle, Jr. Mack I. Whittle, Jr.	Director	March 8, 2004

/s/ William S. Hummers III William S. Hummers III	Director	March 8, 2004

/s/ William P. Brant William P. Brant	Director	March 8, 2004

/s/ Gordon W. Campbell Gordon W. Campbell	Director	March 8, 2004

/s/ J. W. Davis J. W. Davis	Director	March 8, 2004

/s/ Judd B. Farr Judd B. Farr	Director	March 8, 2004

/s/ C. Claymon Grimes, Jr. C. Claymon Grimes, Jr.	Director	March 8, 2004

/s/ M. Dexter Hagy M. Dexter Hagy	Director	March 8, 2004

/s/ Thomas J. Rogers Thomas J. Rogers	Director	March 8, 2004
106

/s/ H. Earle Russell, Jr. H. Earle Russell, Jr.	Director	March 8, 2004

/s/ Charles B. Schooler Charles B. Schooler	Director	March 8, 2004

/s/ Edward J. Sebastian Edward J. Sebastian	Director	March 8, 2004

/s/ John C. B. Smith, Jr. John C. B. Smith, Jr.	Director	March 8, 2004

/s/ Eugene E. Stone IV Eugene E. Stone IV	Director	March 8, 2004

/s/ William R. Timmons III William R. Timmons III	Director	March 8, 2004

/s/ Samuel H. Vickers Samuel H. Vickers	Director	March 8, 2004

/s/ David C. Wakefield III David C. Wakefield	Director	March 8, 2004
107

INDEX TO EXHIBITS

Exhibit No.	Description
10.18	Supplemental Executive Retirement Agreements between TSFG and Mack I. Whittle, Jr., William S. Hummers III, John C. DuBose, Andrew B. Cheney and James W. Terry, Jr.

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certificate of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

108