Form 10-Q
period 2004-03-31
SOUTH FINANCIAL GROUP INC
filed 2004-05-07
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

Commission file number 0-15083

The South Financial Group, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	57-0824914
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

102 South Main Street, Greenville, South Carolina	29601
(Address of principal executive offices)	(ZIP Code)

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
Yes   X     No

The number of outstanding shares of the issuer’s $1.00 par value common stock as of May 5, 2004 was 59,682,627.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	March 31,		December 31,
	2004	2003	2003
Assets
Cash and due from banks	$220,636	$181,495	$184,057
Interest-bearing bank balances	1,048	59,515	2,048
Federal funds sold	4,477	--	137
Securities
Trading	1,462	1,418	480
Available for sale	3,779,782	3,360,107	3,915,994
Held to maturity (market value $87,050, $63,789 and
$93,188, respectively)	84,876	61,403	91,097

Total securities	3,866,120	3,422,928	4,007,571

Loans
Loans held for sale	15,850	60,202	29,619
Loans held for investment	5,986,684	4,515,133	5,732,205
Allowance for loan losses	(74,871)	(66,133)	(73,287)

Net loans	5,927,663	4,509,202	5,688,537

Premises and equipment, net	144,860	133,261	142,705
Accrued interest receivable	47,914	49,253	48,365
Intangible assets	352,003	242,420	353,079
Other assets	309,913	367,137	292,902

	$10,874,634	$8,965,211	$10,719,401

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$924,753	$757,149	$882,129
Interest-bearing	5,120,577	3,978,566	5,146,520

Total deposits	6,045,330	4,735,715	6,028,649
Federal funds purchased and repurchase agreements	1,115,432	956,709	834,866
Other short-term borrowings	43,986	43,664	56,079
Long-term debt	2,524,966	2,118,810	2,702,879
Debt associated with trust preferred securities	--	95,500	--
Accrued interest payable	23,090	22,926	24,520
Other liabilities	96,009	270,403	92,539

Total liabilities	9,848,813	8,243,727	9,739,532

Minority interest in consolidated subsidiary	--	86,484	--

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares; issued
and outstandin- none	--	--	--
Common stock-par value $1 per share; authorized 100,000,000 shares;
issued and outstanding 59,599,431, 46,405,600, and 59,064,375
shares, respectively	59,599	46,406	59,064
Surplus	720,758	406,839	712,788
Retained earnings	240,027	164,463	216,678
Guarantee of employee stock ownership plan debt and nonvested
restricted stock	(5,071)	(3,035)	(2,494)
Common stock held in trust for deferred compensation	(706)	(147)	(151)
Deferred compensation payable in common stock	706	147	151
Accumulated other comprehensive income (loss), net of tax	10,508	20,327	(6,167)

Total shareholders' equity	1,025,821	635,000	979,869

	$10,874,634	$8,965,211	$10,719,401

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income
Interest and fees on loans	$78,017	$67,333
Interest and dividends on securities
Taxable	37,210	30,299
Exempt from Federal income taxes	1,759	1,221

Total interest and dividends on securities	38,969	31,520

Interest on short-term investments	28	118
Total interest income	117,014	98,971
Interest expense
Interest on deposits	19,450	17,999
Interest on borrowed funds	15,548	15,501

Total interest expense	34,998	33,500

Net interest income	82,016	65,471
Provision for loan losses	7,722	5,500

Net interest income after provision for loan losses	74,294	59,971
Noninterest income	29,288	19,886
Noninterest expenses	57,271	48,890

Income before income taxes and minority interest	46,311	30,967
Income taxes	14,018	9,910

Income before minority interest	32,293	21,057
Minority interest in consolidated subsidiary, net of tax	--	(1,012)

Net income	$32,293	$20,045

Average common shares outstanding, basic	59,214,344	47,325,448
Average common shares outstanding, diluted	60,809,470	48,257,498
Basic earnings per share	$0.55	$0.42

Diluted earnings per share	$0.53	$0.42

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Income(Loss)	Total
Balance, December 31, 2002	47,347,375	$47,347	$427,448	$147,854	$24,150	$646,799
Net income	--	--	--	20,045	--	20,045
Other comprehensive loss, net of tax of $37	--	--	--	--	(3,823)	(3,823)

Comprehensive income	--	--	--	--	--	16,222

Cash dividends declared
($0.14 per common share)	--	--	--	(6,529)	--	(6,529)
Common stock activity:
Repurchase of stock	(1,266,308)	(1,266)	(24,981)	--	--	(26,247)
Acquisitions	--	--	--	453	--	453
Dividend reinvestment plan	39,339	39	721	--	--	760
Employee stock purchase plan	13,960	14	263	--	--	277
Restricted stock plan	68,793	69	2,179	(478)	--	1,770
Exercise of stock options	202,441	203	1,188	--	--	1,391
Common stock purchased by trust for
deferred compensation	--	--	--	(147)	--	(147)
Deferred compensation payable in common stock
	--	--	--	147	--	147
Miscellaneous	--	--	21	83	--	104

Balance, March 31, 2003	46,405,600	$46,406	$406,839	$161,428	$20,327	$635,000

Balance, December 31, 2003	59,064,375	$59,064	$712,788	$214,184	$(6,167)	$979,869
Net income	--	--	--	32,293	--	32,293
Other comprehensive income, net of tax
of $9,608	--	--	--	--	16,675	16,675

Comprehensive income	--	--	--	--	--	48,968

Cash dividends declared ($0.15 per common
share)	--	--	--	(8,944)	--	(8,944)
Common stock activity:
Exercise of stock options, including tax
benefit of $1,887	299,923	300	4,235	--	--	4,535
Restricted stock plan	202,289	202	2,841	(2,639)	--	404
Director compensation	2,430	2	66	--	--	68
Dividend reinvestment plan	28,617	29	787	--	--	816
Employee stock purchase plan	2,091	2	57	--	--	59
Acquisitions	(294)	--	(7)	--	--	(7)
Common stock purchased by trust for
deferred compensation	--	--	--	(555)	--	(555)
Deferred compensation payable in common stock
	--	--	--	555	--	555
Miscellaneous	--	--	(9)	62	--	53

Balance, March 31, 2004	59,599,431	$59,599	$720,758	$234,956	$10,508	$1,025,821

*	Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$32,293	$20,045
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	12,642	12,596
Provision for loan losses	7,722	5,500
Gain on sale of available for sale securities	(5,214)	(986)
Gain on equity investments	(2,810)	(1,875)
Loss on trading and derivative activities	1,369	120
Gain on disposition of assets and liabilities	(2,350)	--
Gain on sale of loans	(1,383)	(1,635)
Gain on disposition of premises and equipment	(5)	(32)
Loss on disposition of other real estate owned	189	167
Conservation grant of land	3,350	--
Impairment loss from write-down of assets	--	198
Impairment loss from write-down of mortgage servicing rights	6	262
Loss on early extinguishment of debt	1,429	--
Minority interest in consolidated subsidiary	--	1,012
Trading account assets, net	(942)	(996)
Origination of loans held for sale	(104,284)	(146,097)
Sale of loans held for sale and principal repayments	119,436	154,706
Other assets, net	(7,260)	(18,368)
Other liabilities, net	3,776	5,291

Net cash provided by operating activities	57,964	29,908

Cash flows from investing activities
Sale of securities available for sale	459,915	692,924
Maturity, redemption, call, or principal repayments of securities
available for sale	477,625	546,448
Maturity, redemption, call, or principal repayments of securities
held to maturity	6,158	28,265
Purchase of securities available for sale	(777,666)	(2,064,141)
Purchase of securities held to maturity	--	(6,814)
Origination of loans held for investment, net of principal repayments	(265,303)	(94,671)
Sale of other real estate owned	2,249	3,604
Sale of premises and equipment	5	37
Purchase of premises and equipment	(5,985)	(1,779)
Cash equivalents acquired, net of payment for purchase acquisitions	(86)	(385)

Net cash used for investing activities	(103,088)	(896,512)

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from financing activities
Deposits, net	8,551	143,134
Federal funds purchased and repurchase agreements, net	280,596	(154,040)
Short-term borrowings, net	(12,364)	(38,288)
Issuance of long-term debt	--	899,800
Payment of long-term debt	(185,082)	(2,397)
Prepayment penalty on early extinguishment of debt	(1,429)	--
Cash dividends paid on common stock	(8,873)	(6,656)
Cash dividends paid on minority interest	--	(1,553)
Repurchase of common stock	--	(26,247)
Other common stock activity	3,644	2,532

Net cash provided by financing activities	85,043	816,285

Net change in cash and cash equivalents	39,919	(50,319)
Cash and cash equivalents at beginning of year	186,242	291,329

Cash and cash equivalents at end of period	$226,161	$241,010

Supplemental cash flow data
Interest paid	$36,839	$32,168
Income taxes paid	1,858	1,044
Significant non-cash investing and financing transactions:
Security sales settled subsequent to quarter-end	7,133	129,972
Security purchases settled subsequent to quarter-end	--	(181,377)
Change in unrealized gain (loss) on available for sale securities	28,568	(4,061)
Loans transferred to other real estate owned	1,690	4,011
Premises and equipment, net transferred to long-lived assets held for sale	--	2,639

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    General

        The foregoing unaudited consolidated financial statements and notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the footnotes included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2003 should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain prior year amounts have been reclassified to conform to the 2004 presentations.

Nature of Operations

        TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including mortgage, trust, investment, and insurance, to consumers and commercial customers. TSFG primarily operates through 76 branch offices in South Carolina, 24 in North Carolina, 34 in northern and central Florida.

Principles of Consolidation

        The consolidated financial statements include the accounts of The South Financial Group, Inc. and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

        TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. TSFG consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. TSFG’s wholly owned subsidiaries, South Financial Capital Trust I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, and MountainBank Capital Trust I, are VIEs for which TSFG is not the primary beneficiary. Accordingly, the accounts of these entities are not included in TSFG’s consolidated financial statements.

Accounting Estimates and Assumptions

        The preparation of the consolidated financial statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, income tax assets or liabilities, and accounting for acquisitions. To a lesser extent, significant estimates are also associated with the determination of securities, intangibles, valuation of derivative instruments, and environmental remediation costs.

(2)    Supplemental Financial Information To Consolidated Statements of Income

        The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended March 31,
	2004	2003
Noninterest income
Service charges on deposit accounts	$ 8,113	$ 6,960
Bank-owned life insurance	2,290	1,948
Merchant processing income	2,013	1,336
Mortgage banking income	1,555	2,172
Brokerage income	1,196	1,620
Insurance income	1,022	781
Trust income	927	871
Gain on sale of available for sale securities	5,214	986
Gain on equity investments	2,810	1,875
Loss on trading and derivative activities	(1,369)	(120)
Gain on disposition of assets and liabilities	2,350	--
Other	3,167	1,457

Total noninterest income	$ 29,288	$ 19,886

Noninterest expenses
Salaries and wages	$ 18,859	$ 19,278
Employee benefits	6,915	5,316
Occupancy	5,072	4,614
Furniture and equipment	4,615	4,594
Professional fees	1,648	1,538
Merchant processing expense	1,559	1,049
Telecommunications	1,145	1,070
Amortization of intangibles	1,195	705
Merger-related costs	177	1,497
Conservation grant of land	3,350	--
Loss on early extinguishment of debt	1,429	--
Other	11,307	9,229

Total noninterest expenses	$ 57,271	$ 48,890

(3)    Accumulated Other Comprehensive Income

        The following summarizes accumulated other comprehensive income, net of tax (in thousands) at and for the three months ended March 31:

	2004	2003
Unrealized gains (losses) on available for sale securities
Balance at beginning of year	$(6,981)	$24,382
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year	36,592	(1,200)
Income tax expense	(13,462)	(910)
Less: Reclassification adjustment for gains included in net income	(8,024)	(2,861)
Income tax expense	2,913	1,021

	18,019	(3,950)

Balance at end of period	11,038	20,432

Unrealized gains (losses) on cash flow hedges
Balance at beginning of year	814	(232)
Other comprehensive income (loss):
Unrealized gain (loss) on change in fair values	(2,285)	201
Income tax (expense) benefit	941	(74)

	(1,344)	127

Balance at end of period	(530)	(105)

	$10,508	$20,327

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

(4)    Business Combinations

Amortization of Premiums and Discounts

        Premiums and discounts that resulted from recording the assets and liabilities acquired through acquisitions at their respective fair values are being amortized and accreted using methods that approximate a constant effective yield over the life of the assets and liabilities. This net amortization decreased net income before income taxes by $792,000 and $330,000 for the three months ended March 31, 2004 and 2003, respectively.

(5)    Disposition of Assets and Liabilities

        In March 2004, TSFG executed a conservation grant of land in North Carolina, which resulted in the recognition of a gain totaling $2.4 million, included in noninterest income, and a deduction for the fair value totaling $3.4 million, included in noninterest expenses.

(6)    Intangible Assets

        Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	March 31,		December 31,
	2004	2003	2003
Goodwill	$324,614	$225,255	$324,495
Core deposit premiums	38,770	26,873	38,770
Less accumulated amortization	(14,570)	(11,063)	(13,507)

	24,200	15,810	25,263

Non-compete agreement intangible	2,213	663	2,213
Less accumulated amortization	(387)	(121)	(294)

	1,826	542	1,919

Customer list intangible	1,558	858	1,558
Less accumulated amortization	(195)	(45)	(156)

	1,363	813	1,402

	$352,003	$242,420	$353,079

        The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) at and for the three months ended March 31, 2004:

	Carolina First Bank	Mercantile Bank	Other	Total
Balance, December 31, 2003	$206,780	$107,369	$10,346	$324,495
Purchase accounting adjustments	123	(4)	--	119

Balance, March 31, 2004	$206,903	$107,365	$10,346	$324,614

        Amortization of intangibles totaled $1.1 million for core deposit premiums, $93,000 for non-compete agreement intangibles, and $39,000 for customer list intangibles for the three months ended March 31, 2004. Amortization of intangibles totaled $654,000 for core deposit premiums, $30,000 for non-compete agreement intangibles, and $21,000 for customer list intangibles for the three months ended March 31, 2003.

        The estimates provided below exclude amortization expense for intangible assets related to TSFG’s acquisitions of CNB Florida Bancshares, Inc. and Florida Banks, Inc., which are expected to close in July 2004. The estimated amortization expense for core deposit premiums for the years ended December 31 is as follows: $4.1 million for 2004, $3.6 million for 2005, $3.3 million for 2006, $2.7 million for 2007, $2.4 million for 2008, and an aggregate of $9.2 million for all the years thereafter. The estimated amortization expense for non-compete agreement intangibles is $370,000 for the years ended December 31, 2004 to 2006, $342,000 for 2007, $250,000 for 2008 and $217,000 for all the years thereafter. The estimated amortization expense for customer list intangibles is $156,000 for the years ended December 31, 2004 to 2008 and an aggregate of $622,000 for all the years thereafter.

(7)    Mortgage Servicing Rights

        The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”) (in thousands), which are included in other assets, at and for the three months ended March 31.

	2004	2003
Balance at beginning of year	$1,781	$4,386
MSRs amortized	(258)	(909)
MSR impairment losses from the valuation of MSRs	(6)	(262)

	$1,517	$3,215

        The aggregate fair value of capitalized MSRs at March 31, 2004, December 31, 2003, and March 31, 2003 was $1.7 million, $1.9 million, and $3.4 million, respectively. At March 31, 2004, December 31, 2003, and March 31, 2003, the valuation allowance for capitalized MSRs totaled $1.8 million, $1.8 million, and $2.0 million, respectively.

        The estimated amortization expense for MSRs for the years ended December 31 is as follows: $1.0 million for 2004, $749,000 for 2005, and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

(8)    Commitments and Contingent Liabilities

Legal Proceedings

        TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG’s consolidated financial position or results of operations.

Environmental Remediation Costs

        TSFG acquired the former Beacon Manufacturing Company facility (“Beacon property”) in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MountainBank Financial Corporation (“MBFC”). MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in a release of fuel oil and other materials. Clean-up of the oil spill, including releases to the adjacent Swannanoa River, has been substantially completed. TSFG intends to investigate, and if necessary remediate, any additional related environmental impacts and soil and groundwater contamination attributable to the facility, as well as to stabilize the site and remove waste materials. The environmental remediation liability, included in other liabilities, totaled $4.5 million at March 31, 2004 and is based on available information. TSFG continues to evaluate the reserve level and may make purchase accounting adjustments, which would be treated as goodwill adjustments in the MBFC transaction, as more information becomes known. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves. The related estimated net realizable value of the other real estate owned, included in other assets, totaled $300,000 at March 31, 2004. On April 23, 2004, TSFG entered into a contract to sell the Beacon property to an independent third party that is not expected to result in a gain or loss. This sales contract is subject to normal and customary due diligence and environmental review.

(9)    Share Information

        The following is a summary of the earnings per share calculations:

	Three Months Ended March 31,
	2004	2003
Net income (in thousands) (numerator)	$ 32,293	$ 20,045

Basic
Average common shares outstanding (denominator)	59,214,344	47,325,448

Earnings per share	$ 0.55	$ 0.42

Diluted
Average common shares outstanding	59,214,344	47,325,448
Average dilutive potential common shares	1,595,126	932,050

Average diluted shares outstanding (denominator)	60,809,470	48,257,498

Earnings per share	$ 0.53	$ 0.42

        The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

	Number of Shares	Range of Exercise Prices
For the three months ended
March 31, 2004	58,989	$30.35 to $31.26
March 31, 2003	1,539,803	$21.00 to $31.26

(10)    Stock-Based Compensation

        At March 31, 2004, TSFG had three stock-based employee and director compensation option plans, which are described more fully in Note 30 to the Consolidated Financial Statements in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2003. TSFG accounts for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). Accordingly, except in situations where accelerated vesting occurs due to termination of employment, no compensation expense has been recognized for the stock-based option plans. The following table illustrates the effect on net income and earnings per share as if TSFG had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based compensation (dollars in thousands, except share data).

	Three Months Ended March 31,
	2004	2003
Net income
Net income, as reported	$32,293	$20,045
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for
all option awards, net of related income tax effect	590	392

Pro forma net income	$31,703	$19,653

Basic earnings per share
As reported	$0.55	$0.42
Pro forma	0.54	0.42

Diluted earnings per share
As reported	$0.53	$0.42
Pro forma	0.52	0.41

(11)    Merger-Related and Direct Acquisition Costs

        In connection with acquisitions, TSFG recorded pre-tax merger-related costs, included in noninterest expenses, and direct acquisition costs, included in goodwill. The merger-related and acquisition costs were recorded as incurred. The following summarizes these charges (in thousands):

	Three Months Ended March 31,
	2004	2003
Merger-related costs
Compensation-related expenses	$35	$511
System conversion costs	16	461
Impairment loss from write-down of assets	--	198
Travel	6	33
Advertising	6	30
Other	114	264

	$177	$1,497

Direct acquisition costs
Investment banking and professional fees	$77	$88
Contract and lease terminations	86	--
Severance	(26)	109

	$137	$197

At March 31, 2004, the accrual of merger-related costs totaled $661,000, and the accrual of direct acquisition costs totaled $310,000.

(12)    Business Segments

        TSFG has two principal operating subsidiaries, Carolina First Bank and Mercantile Bank, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in northern and central Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits, and other customer service fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

        TSFG evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2003.

        Segment information (in thousands) is shown in the table below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Three Months Ended March 31, 2004
Net interest income	$64,410	$18,616	$(1,010)	$--	$82,016
Provision for loan losses	6,127	1,579	16	--	7,722
Noninterest income	22,002	3,732	19,736	(16,182)	29,288
Noninterest expenses	41,638	12,427	19,388	(16,182)	57,271
Amortization of intangibles (a)	803	321	71	--	1,195
Merger-related costs (a)	190	(13)	--	--	177
Income tax expense	11,675	2,503	(160)	--	14,018
Net income	26,972	5,839	(518)	--	32,293
March 31, 2004
Total assets	$8,638,079	$2,451,584	$1,338,018	$(1,553,047)	$10,874,634
Loans	4,519,252	1,478,133	40,867	(35,718)	6,002,534
Deposits	4,500,637	1,540,291	55,831	(51,429)	6,045,330
Three Months Ended March 30, 2003
Net interest income	$52,024	$14,987	$(1,540)	$--	$65,471
Provision for loan losses	3,498	1,990	12	--	5,500
Noninterest income	15,045	2,931	15,218	(13,308)	19,886
Noninterest expenses	32,620	13,005	16,573	(13,308)	48,890
Amortization of intangibles (a)	315	390	--	--	705
Merger-related costs (a)	323	1,174	--	--	1,497
Income tax expense	10,135	937	(1,162)	--	9,910
Minority interest in consolidated subsidiary, net of tax	(1,012)	--	--	--	(1,012)
Net income	19,804	1,986	(1,745)	--	20,045
March 31, 2003
Total assets	$6,875,479	$2,109,116	$933,540	$(952,924)	$8,965,211
Loans	3,426,218	1,183,564	100,029	(134,476)	4,575,335
Deposits	3,475,736	1,281,489	--	(21,510)	4,735,715

(a)     Included in noninterest expenses.

(13)    Management’s Opinion

        The financial statements in this report are unaudited, and the consolidated balance sheet at December 31, 2003 is derived from TSFG’s consolidated audited financial statements. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flow of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”). TSFG may also be referred to herein as “we”, “us”, or “our”, except where the context requires otherwise. This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2003. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

        TSFG primarily operates through two wholly-owned subsidiary banks, Carolina First Bank and Mercantile Bank, which are collectively referred to as the “Subsidiary Banks.”

Website Availability of Reports Filed with the Securities and Exchange Commission

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

Forward-Looking Statements

        This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;
•	changes in interest rates, deposit rates, the net interest margin, and funding sources;
•	market risk and inflation; o risks inherent in making loans including repayment risks and value of collateral;
•	loan growth, the adequacy of the allowance for loan losses, provision for loan losses, the assessment of problem loans (including loans acquired via acquisition), and the performance of the Rock Hill Bank & Trust “workout loans”;
•	level, composition, and repricing characteristics of the securities portfolio;
•	fluctuations in consumer spending;
•	competition in the banking industry and demand for our products and services;
•	dependence on senior management;
•	technological changes;
•	ability to increase market share;
•	income and expense projections;
•	risks associated with income taxes, including the potential for adverse adjustments;
•	acquisitions, related inaccurate cost savings estimates, inaccurate estimates of financial results, and unanticipated integration difficulties;
•	significant delay or inability to execute strategic initiatives designed to grow revenues;
•	changes in accounting policies and practices;
•	changes in regulatory actions, including the potential for adverse adjustments;
•	changes, costs, and effects of litigation, and environmental remediation; and
•	recently-enacted or proposed legislation.

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

Non-GAAP Financial Information

        This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, a number of credit quality measures presented adjust GAAP information to exclude the effects of certain identified problem loans purchased from Rock Hill Bank & Trust (the “Rock Hill Workout Loans”). Management believes presentations of credit quality measures excluding the Rock Hill Workout Loans assist in identifying core credit quality measures and trends. In addition, certain designated net interest income amounts are presented on a tax-equivalent basis. Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

        TSFG operates primarily in fast-growing banking markets in the Southeast. Founded in 1986, TSFG had $10.9 billion in total assets and 134 branch offices in South Carolina, North Carolina, and Florida at March 31, 2004. TSFG operates primarily through two subsidiary banks:

•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, operates in South Carolina, North Carolina, and on the Internet under the brand name, Bank CaroLine, and
•	Mercantile Bank operates principally in the Jacksonville, Orlando, and Tampa Bay, Florida markets.

TSFG uses a super-community bank strategy serving small and middle market businesses and retail consumers by offering a broad range of financial services, including cash management, investments, insurance, and trust services.

        The average projected growth rates for TSFG’s markets exceed the Southeastern and United States medians for household growth and per capita income growth. This market strength enhances TSFG’s opportunities to provide noninterest income products and services, as well as grow loans and deposits. TSFG currently ranks fourth in total deposit share in South Carolina, a $45 billion deposit market. TSFG’s Florida markets are significantly larger with total market deposits of approximately $36 billion for Tampa/St. Petersburg, $23 billion for Orlando, and $16 billion for Jacksonville.

        For the first three months of 2004, TSFG achieved net income of $32.3 million, an increase of 61.1% from $20.0 million for the three months ended March 31, 2003. Double-digit growth in total revenues, expense control, and effective merger integration drove the increase. For the first three months of 2004, net income per diluted share totaled $0.53, a 26.2% increase from $0.42 per diluted share for the first three months of 2003. For the same period, average diluted shares outstanding increased 26.0%, principally as a result of the acquisition of MountainBank Financial Corporation (“MBFC” or “MountainBank”) and a common equity offering, both of which occurred in the fourth quarter of 2003.

        For the first quarter of 2004, net interest income, TSFG’s primary source of revenue, accounted for 73.7% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income for the three months ended March 31, 2004 increased 25.3% over the corresponding period in 2003, principally due to strong loan growth, higher investment securities, and the acquisition of MountainBank.

        TSFG believes that noninterest income, particularly fee income from providing other products and services, represents one of its best opportunities for revenue growth. TSFG expanded and diversified its noninterest income sources by adding mortgage originators and investment brokers, acquiring in-market insurance agencies, developing a Sales and Service Center, and expanding cash management. In addition, using its customer-focused sales process (“Elevate”), TSFG is developing an effective sales culture, through increased understanding of customers’ needs, targeted referrals, and incentive-based sales goals.

        Noninterest income increased to $29.3 million for the first quarter 2004, up 47.3% from $19.9 million for the first quarter 2003. For the first quarter 2004, noninterest income included $8.0 million in gains on sales of available for sale securities and equity investments and a $2.4 million gain on disposition of land associated with a conservation grant, compared with $2.9 million in gains on sales of available for sale securities and equity investments in the first quarter 2003. Excluding these gains on asset sales, the seven largest sources of noninterest income (service charges on deposits, bank-owned life insurance, merchant processing income, mortgage banking income, brokerage income, insurance income, and trust income) accounted for 90.5% of noninterest income for the three months ended March 31, 2004.

        For the first quarter of 2004, noninterest expenses totaled $57.3 million, which included $4.9 million from non-operating expenses (principally conservation grant of land, loss on early extinguishment of debt, and merger-related costs). Excluding the non-operating items, noninterest expenses increased by 10.5% for the first three months of 2004, compared with the first three months of 2003. Personnel expense, the largest component, accounts for close to half of total noninterest expenses, excluding non-operating items.

        Approximately 40% of TSFG’s growth since inception has come through acquisitions. TSFG may continue to consider acquisitions that meet its acquisition criteria of strategic franchise enhancement, accretion to cash earnings per share within 12 months, and consistency with three-year performance goals. In January 2004, TSFG announced a definitive agreement to acquire CNB Florida Bancshares (“CNB Florida”), headquartered in Jacksonville, Florida. In March 2004, TSFG announced a definitive agreement to acquire Florida Banks, Inc., headquartered in Jacksonville, Florida (“Florida Banks”). Once both mergers are complete, TSFG’s Florida operations are expected to have approximately 55 branches and approximately $4 billion in assets. In addition, post merger, TSFG’s Florida deposits will represent approximately 40% of TSFG’s total deposits. Following completion of these mergers, approximately half of TSFG’s growth since inception will have come from acquisitions.

        During the first quarter 2004, TSFG reduced the level of its securities portfolio as a percentage of total assets and expects to continue to reduce this level to approach peer levels. At March 31, 2004, the securities portfolio declined to 35.6% of total assets from 38.2% at March 31, 2003.

        TSFG’s strong loan growth continued during the first three months of 2004. Loans held for investment at March 31, 2004 increased 32.6% over March 31, 2003. Adjusting for $772.8 million in loans held for investment acquired in the MountainBank merger, the organic loan growth for this period reached 15.5%. TSFG’s loan growth is well-diversified throughout its markets.

        At March 31, 2004, nonperforming assets as a percentage of loans held for investment and other real estate owned remained stable at 1.05%, including the Rock Hill Workout Loans, and 0.71%, excluding the Rock Hill Workout Loans. This follows an improving trend that began eight quarters ago. Net loan charge-offs for the first quarter 2004 totaled 0.42%, including the Rock Hill Workout Loans, and 0.38%, excluding the Rock Hill Workout Loans. Loan portfolio credit quality can have a dramatic impact on earnings. TSFG manages its credit risk through an early warning credit risk management system, designed to lower credit costs. TSFG’s provision for loan losses increased to $7.7 million for the three months ended March 31, 2004 from $5.5 million for the three months ended March 31, 2003, primarily as a result of the increased provision associated with strong loan growth.

        TSFG gained core deposits and enhanced its deposit mix, reflecting successful sales and promotional campaigns. Average deposits for the first quarter of 2004 increased 29.4% over the corresponding period in 2003. Average deposit transaction account balances increased 48.5% during the same period, driven by growth in money market and noninterest-bearing deposits. Adjusting for fourth quarter 2003 average transaction deposits of approximately $365 million acquired in the MBFC merger, organic average transaction deposit growth was 34.6%. Average deposit transaction account balances as a percentage of average total deposits increased to 65.9% from 57.4% for the three months ended March 31, 2003.

        With the $161.1 million in new capital raised in November 2003 and retention of earnings, TSFG’s tangible equity to tangible asset ratio increased to 6.40% at March 31, 2004 from 4.50% at March 31, 2003.

Critical Accounting Policies and Estimates

        TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. In order to understand our financial position and results of operations, it is important to understand our more critical accounting policies and the extent to which we use judgment and estimates in applying those policies. The more critical accounting policies include TSFG’s accounting for securities, loans, allowance for loan losses, intangibles, acquisitions, derivatives, contingent liabilities, and income taxes. In particular, TSFG considers its policies regarding the allowance for loan losses, income taxes, and accounting for acquisitions to be its most critical accounting policies due to the significant degree of the levels of subjectivity and management judgment necessary to account for these matters. Different assumptions in the application of these policies could result in material changes in TSFG’s consolidated financial statements.

        Allowance for loan losses

        The allowance for loan losses (the “Allowance”) represents management’s estimate of probable losses inherent in the loan portfolio. See “Balance Sheet Review – Allowance for Loan Losses” for additional discussion, including the methodology for analyzing the adequacy of the Allowance. This methodology relies upon management’s judgment in segregating the portfolio into risk-similar segments, assigning specific allocations for impaired loans, and setting amounts within probable loss ranges (from 95% to 105% of the adjusted historical loss ratios) for each segment. Management’s judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, emerging portfolio concentrations, risk management system changes, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions.

        Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management considers the period-end Allowance appropriate and adequate to cover probable losses in the loan portfolio. However, management’s judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of TSFG.

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

         Accounting for Acquisitions

        TSFG has grown its operations, in part, through bank and non-bank acquisitions. Since 2000, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), TSFG has used the purchase method of accounting to account for acquisitions. Under this method, TSFG is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to periodic impairment tests, on an annual basis, or more often, if events or circumstances indicate that there may be impairment. These tests, which TSFG performed as of June 30, 2003 and 2002, use estimates such as discount rates, time periods, and comparable market values in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

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

        Please see the Annual Report of TSFG on Form 10-K for the year ended December 31, 2003, Item 8, Note 1 to the Consolidated Financial Statements for a description of TSFG’s significant accounting policies.

Acquisitions

        The following table summarizes TSFG’s acquisitions completed during 2003. All of the transactions were accounted for using the purchase method of accounting. TSFG’s consolidated financial statements include the results of the acquired company’s operations since the acquisition date.

Table 1
SUMMARY OF COMPLETED ACQUISITIONS
(dollars in thousands)

	Acquisition Date	Total Assets		Shares Issued		Purchase Price Paid in Cash	Identifiable Intangible Assets	Goodwill
Bank acquisitions
MBFC
Hendersonville, North Carolina	10/03/03	$943,394	(1)	5,485,293		$--	$13,101	$95,974

Insurance agency/other acquisitions
Allied Assurance
Columbia, South Carolina	09/22/03	95	(1)	2,365	(2)	--	--	83

American Pensions, Inc.
Mount Pleasant, South Carolina	04/30/03	(1)		146,808	(3)	--	1,050	2,910

(1)	Book value at the acquisition date.
(2)	TSFG agreed to issue annual earnout shares, valued at approximately $45,000, for each of August 31, 2004, 2005, 2006, and 2007, based on revenue retention.
(3)	Former shareholders of American Pensions, Inc. (“API”) have the right to receive common stock with a maximum value of approximately $2.2 million under earnout provisions based on API’s five-year financial performance.

        As part of its acquisition strategy, TSFG considers acquisitions in its targeted footprint in markets growing faster than the United States and Southeast medians for household growth and per capita income growth. Table 2 summarizes the geographic focus for TSFG’s bank acquisitions completed during 2003 and planned for 2004.

Table 2
SUMMARY OF BANK ACQUISITIONS - GEOGRAPHIC FOCUS

	Acquisition Date	Number of Branches	GeorgraphicFocus
MBFC	10/03/03	19	Western North Carolina, including Asheville and Hendersonville
CNB Florida	(1)	16	Northeast Florida
Florida Banks	(1)	7	Tampa, Jacksonville, Alachua County (Gainesville), Broward County (Ft. Lauderdale), Pinellas County (St. Petersburg/Clearwater/Largo), Marion County (Ocala), and West Palm Beach.

(1)     These acquisitions are expected to close in July 2004.

         Acquisition Completed Subsequent to Quarter End

        On April 12, 2004, TSFG acquired Summit Title, LLC (“Summit”), an independent title insurance company based in Hendersonville, North Carolina. TSFG issued 8,371 shares of common stock valued at $245,000 and recorded a non-compete agreement intangible of approximately $19,000, goodwill of approximately $130,000, and a customer list intangible asset of approximately $37,000. In addition, TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2005, 2006, 2007, and 2008, based on revenue retention and earnings achievement. If issued, the earnout shares would increase goodwill. TSFG intends to use Summit as an alternative source of noninterest income.

         Pending Acquisitions and Sale

        On January 20, 2004, TSFG signed a definitive agreement to acquire CNB Florida, headquartered in Jacksonville, Florida. At March 31, 2004, CNB Florida operated primarily through 16 branch offices in Northeast Florida and had total assets of $833.3 million. At closing, TSFG will issue .84 shares of common stock in exchange for each share of CNB Florida common stock. This transaction, which is expected to close in July 2004, will be accounted for using the purchase method of accounting and is subject to regulatory and CNB Florida shareholder approvals.

        On March 17, 2004, TSFG signed a definitive agreement to acquire Florida Banks, headquartered in Jacksonville, Florida. At March 31, 2004, Florida Banks operated primarily through seven branch offices in Florida and had total assets of $989.8 million. At closing, TSFG will issue .77 shares of common stock in exchange for each share of common stock of Florida Banks. This transaction, which is expected to close in July 2004, will be accounted for using the purchase method of accounting and is subject to regulatory and Florida Banks shareholder approvals.

        On February 3, 2004, TSFG entered into a definitive asset sale agreement to sell substantially all of the assets and all liabilities of Community National Bank. Headquartered in Pulaski, Virginia, Community National Bank is outside TSFG’s geographic market focus. TSFG acquired Community National Bank in connection with its October 2003 acquisition of MBFC. At March 31, 2004, Community National Bank was a wholly-owned subsidiary of TSFG with $69.5 million in total assets. Since Community National Bank is immaterial to TSFG’s financial statements, presentation as a discontinued operation was not warranted. For the first quarter 2004, Community National Bank’s net income totaled $57,000. This transaction is expected to close in the second quarter 2004.

Balance Sheet Review

         Loans

        TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At March 31, 2004, outstanding loans totaled $6.0 billion, which equaled 99.3% of total deposits and 55.2% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida market areas. Less than 5% of the portfolio is unsecured. The portfolio contains no “highly leveraged transactions,” as defined by regulatory authorities.

        Loans held for investment increased $1.5 billion, or 32.6%, to $6.0 billion at March 31, 2004 from $4.5 billion at March 31, 2003. In the fourth quarter of 2003, TSFG acquired $772.8 million in loans held for investment from its acquisition of MountainBank, which accounted for 52.5% of the increase. During the first three months of 2004, loans held for investment increased $254.5 million, or 17.9% annualized. The majority of this organic loan growth was in commercial, indirect consumer and home equity loans. While originations of residential mortgage loans increased, most of these loans were sold at origination in the secondary market. Loans held for sale decreased $44.4 million to $15.9 million at March 31, 2004 from $60.2 million at March 31, 2003, primarily related to lower mortgage originations and selling or transferring the loans held for sale that were acquired in connection with TSFG’s acquisition of Gulf West Banks, Inc. in 2002.

        Table 3 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 3
LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

	March 31,		December 31,
	2004	2003	2003
Commercial, financial and agricultural	$1,370,631	$952,877	$1,358,409
Real estate - construction (1)	639,274	558,406	619,124
Real estate - residential mortgages (1-4 family)	963,699	657,509	940,744
Commercial secured by real estate (1)	2,314,567	1,792,969	2,146,650
Consumer	698,513	553,267	667,278
Lease financing receivables	--	105	--

Loans held for investment	5,986,684	4,515,133	5,732,205
Loans held for sale	15,850	60,202	29,619
Allowance for loan losses	(74,871)	(66,133)	(73,287)

Total net loans	$5,927,663	$4,509,202	$5,688,537

Percentage of loans held for investment
Commercial, financial and agricultural	22.9%	21.1%	23.7%
Real estate - construction (1)	10.7	12.4	10.8
Real estate - residential mortgages (1-4 family)	16.1	14.6	16.4
Commercial secured by real estate (1)	38.6	39.6	37.5
Consumer	11.7	12.3	11.6
Lease financing receivables	--	--	--

Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

        Table 4 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 3, which stratifies the portfolio by collateral type and borrower type.

Table 4
LOAN PORTFOLIO COMPOSITION BASED ON LOAN PURPOSE
(dollars in thousands)

	March 31,		December 31,
	2004	2003	2003
Commercial loans
Commercial and industrial	$1,585,715	$1,188,782	$1,591,157
Owner - occupied real estate (1)	661,196	724,685	634,604
Commercial real estate	2,257,652	1,463,330	2,071,242

	4,504,563	3,376,797	4,297,003

Consumer loans
Indirect - sales finance	629,590	448,253	586,325
Direct retail	296,593	274,290	306,476
Home equity	399,604	261,311	384,037

	1,325,787	983,854	1,276,838

Mortgage loans	156,334	154,482	158,364

Total loans held for investment	$5,986,684	$4,515,133	$5,732,205

Percentage of loans held for investment
Commercial and industrial	26.5%	26.3%	27.8%
Owner - occupied real estate (1)	11.0	16.1	11.1
Commercial real estate	37.8	32.4	36.0
Consumer	22.1	21.8	22.3
Mortgage	2.6	3.4	2.8

Total	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

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

        Indirect — sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two years up to five years.

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

Table 5
COMMERCIAL REAL ESTATE LOANS
(dollars in thousands)

	March 31, 2004
	Balance	% of Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$430,291	19.1%
North Coastal South Carolina (Myrtle Beach)	347,658	15.4
Upstate South Carolina (Greenville)	323,259	14.3
Midlands South Carolina (Columbia)	276,189	12.2
Tampa Bay Florida	237,868	10.5
South Coastal South Carolina (Charleston)	216,201	9.6
Central Florida (Orlando)	207,888	9.2
Other (1)	218,298	9.7

Total commercial real estate loans	$2,257,652	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$535,764	23.7%
Hotel/motel	241,272	10.7
Mixed use	222,031	9.8
Residential construction	165,762	7.3
Undeveloped land	172,713	7.7
1-4 family residential	164,146	7.3
Retail	210,456	9.3
Multi-family residential	121,207	5.4
Other (1)	424,301	18.8

Total commercial real estate loans	$2,257,652	100.0%

(1)     Other includes all loans in categories smaller than the lowest percentages shown above.
Note:    At March 31, 2004, average loan size for commercial real estate loans totaled $352,000.

        TSFG has set a house-lending limit of $25 million, well below the legal lending limit of $141.5 million at March 31, 2004. The 20 largest relationships, which range from $25 million in total commitments to $20 million for the 20th largest relationship, have an aggregate outstanding principal balance of $261.6 million, or 4.4% of total loans held for investment, at March 31, 2004.

        At March 31, 2004, the loan portfolio included commitments totaling $243.4 million in “shared national credits” (multi-bank credit facilities of $20 million or more). Outstandings under these commitments totaled $98.0 million. By policy, we participate in shared national credits only if the borrower is headquartered or conducts business in our market, the borrower is in an industry familiar to us, we meet directly with the borrower to conduct our analysis, and the opportunity exists to establish an ongoing banking relationship with us. None of these credits were classified in the most recent report on shared national credits prepared by the regulatory agencies.

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

        To facilitate comparisons, Table 6 presents credit quality indicators two ways: one that includes all loans and one that excludes the Rock Hill Workout Loans. On October 31, 2002, loans totaling $191.3 million were acquired from Rock Hill Bank. Prior to the closing and in connection with identified problem loans, Rock Hill Bank had charged off a significant portion of its loan portfolio and established additional reserves. At closing, TSFG segregated certain identified problem loans into a separately-managed portfolio, referred to as the “Rock Hill Workout Loans.” At March 31, 2004, this portfolio totaled $26.9 million, down from $63.6 million at March 31, 2003. Nonperforming assets for the Rock Hill Workout Loans at March 31, 2004 totaled $20.5 million, and the allowance for loan losses was $3.2 million. Net loan charge-offs for the first three months of 2004 totaled $648,000. TSFG expects nonperforming assets and the allowance for loan losses to decline as the Rock Hill Workout Loans continue to be liquidated, moved to performing status, or otherwise resolved. TSFG believes that the Rock Hill Workout Loans will largely be resolved during the next few quarters with minimal impact to 2004 net income. Where appropriate, TSFG has provided credit quality measures excluding the Rock Hill Workout Loans to identify core credit quality measures and trends.

Table 6
NONPERFORMING ASSETS
(dollars in thousands)

	March 31,				December 31,
	2004		2003		2003
Nonperforming Assets Including the Rock Hill Workout Loans
Loans held for investment	$5,986,684		$4,515,133		$5,732,205
Allowance for loan losses	74,871		66,133		73,287

Nonaccrual loans - commercial	50,282		58,114		47,137
Nonaccrual loans - consumer	2,397		2,865		2,686
Restructured loans	--		--		--

Total nonperforming loans	52,679		60,979		49,823
Other real estate owned	10,203		10,836		10,951

Total nonperforming assets	$62,882		$71,815		$60,774

Loans past due 90 days or more (mortgage and consumer) (1)	$4,269		$3,652		$3,960

Total nonperforming assets as a percentage of loans held for
investment and other real estate owned	1.05%		1.59%		1.06%

Allowance for loan losses to nonperforming loans	1.42	x	1.08	x	1.47	x

Rock Hill Workout Loans
Loans held for investment	$26,888		$63,635		$28,603
Allowance for loan losses	3,193		11,619		3,164

Total nonperforming loans (2)	18,440		32,725		18,185
Other real estate owned	2,044		85		1,390

Total nonperforming assets	$20,484		$32,810		$19,575

Nonperforming Assets Excluding the Rock Hill Workout Loans
Loans held for investment	$5,959,796		$4,451,498		$5,703,602
Allowance for loan losses	71,678		54,514		70,123

Total nonperforming loans	34,239		28,254		31,638
Other real estate owned	8,159		10,751		9,561

Total nonperforming assets	$42,398		$39,005		$41,199

Total nonperforming assets as a percentage of loans held for
investment and other real estate owned	0.71%		0.87%		0.72%

Allowance for loan losses to nonperforming loans	2.09	x	1.93	x	2.22	x

(1)	TSFG’s accrued interest reserve associated with these loans totaled $439,000, 480,000, and 474,000 at March 31, 2004, March 31, 2003, and December 31, 2003, respectively.
(2)	At March 31, 2004, $9.0 million of the $18.4 million in nonperforming loans had a specific allowance of zero, due primarily to charge-offs of specific allowances previously allocated thereto that have occurred since acquisition of these Rock Hill Workout Loans.
Note:	Nonperforming assets exclude personal property repossessions, which totaled $722,000, $1.0 million, and $1.0 million, at March 31, 2004, March 31, 2003, and December 31, 2003, respectively.

        Credit Quality Including Rock Hill Workout Loans. Nonperforming assets declined to 1.05% of loans held for investment and other real estate owned at March 31, 2004 from 1.59% at March 31, 2003. Net loan charge-offs decreased to 0.42% of average loans held for investment for the first three months of 2004 from 0.88% for the first three months of 2003, primarily due to the disposition of fully-reserved Rock Hill Workout Loans and the liquidation of fully-reserved nonperforming loans. The allowance for loan losses declined to 1.25% of period-end loans held for investment at March 31, 2004 from 1.46% at March 31, 2003.

        Credit Quality Excluding Rock Hill Workout Loans. Core nonperforming assets (which exclude the Rock Hill Workout Loans) declined to 0.71% of loans held for investment and other real estate owned at March 31, 2004 from 0.87% at March 31, 2003. Net loan charge-offs totaled $5.5 million, or 0.38% of average loans held for investment for the first three months of 2004, down from 0.51% of average loans held for investment for the first three months of 2003. The allowance for loan losses as a percent of loans held for investment remained stable at 1.20% at March 31, 2004 compared with 1.22% at March 31, 2003. However, the allowance coverage increased to 2.09 times nonperforming loans at March 31, 2004 from 1.93 times at March 31, 2003.

        During the first quarter 2004, a $7.5 million standby letter of credit (formerly an $8.6 million exposure) funded when a Chapter 11 bankruptcy settlement was reached. TSFG received $4.0 million in the bankruptcy settlement and charged-off $750,000. The remaining $2.7 million loan was placed in nonaccrual status. Collection of this loan depends on payment performance and, if necessary, the timing of the liquidation of collateral. However, the $2.7 million is fully reserved, and future write-downs, if any, will not adversely impact earnings.

        Management believes that loss exposure in its loan portfolio is identified, adequately reserved for in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance for loan loss adequacy. Future credit quality trends depend primarily on the direction of the economy. The economic outlook appears to be improving, but economic forecasts are not always reliable. If the economy continues to improve, TSFG expects the core nonperforming asset ratio to remain stable or improve slightly, and the core charge-offs as a percentage of average loans to remain between 0.35% and 0.40% (excluding the Rock Hill Workout Loans) during the remainder of 2004. Given the economic uncertainty, 2004 charge-off levels may fluctuate above or below that average from quarter to quarter.

        Certain of the Rock Hill Workout Loans are defined as “designated loans” under the Rock Hill Bank purchase agreement (“Designated Loans”) and are subject to earnout provisions. As defined in the purchase agreement, the total principal amount owed by the borrowers for Designated Loans was $45.2 million, of which $19.5 million had either been charged off or reserved prior to acquisition by TSFG. To the extent that principal collections on these Designated Loans exceed $25.7 million through the termination date of the earnout agreement, TSFG will pay the RHBT shareholders 30% of such excess. The net effect is to pay RHBT shareholders 30% of the net recoveries on these loans from charge-off collections and reserve reductions. Through March 31, 2004, total net charge-offs and allowance levels on the Designated Loans exceeded the amount that would require a payment under the earnout agreement by approximately $4.8 million.

        Table 7 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.

Table 7
IMPAIRED LOANS
(dollars in thousands)

	At and For The Three Months Ended March 31,		At and For The Year Ended December 31,
	2004	2003	2003
Impaired loans	$50,282	$58,114	$47,137
Impaired loans, excluding the Rock Hill Workout Loans	31,842	25,389	28,952
Average investment in impaired loans	50,753	61,585	55,336
Related allowance	12,739	14,751	9,689
Related allowance, excluding the Rock Hill Workout Loans	9,864	6,176	7,000
Foregone interest	617	1,361	2,887

         Allowance for Loan Losses

        The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio. The adequacy of the allowance for loan losses (the “Allowance”) is analyzed quarterly. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable losses in the portfolio as of the balance sheet date presented. The methodology employed for this analysis is as follows.

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

        The Allowance declined as a percentage of loans held for investment to 1.25% at March 31, 2004 from 1.46% at March 31, 2003. This decline was primarily due to charge-offs of losses on Rock Hill Workout Loans, which were reserved at the time of acquisition. Excluding the Rock Hill Workout Loans, the Allowance totaled 1.20% of loans held for investment at March 31, 2004, compared with 1.22% at March 31, 2003. See “Credit Quality.”

        Table 8, which summarizes the changes in the Allowance, provides additional information with respect to the activity in the Allowance.

Table 8
SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)

	At and For The Three Months Ended March 31,		At and For the Year Ended December 31,
	2004	2003	2003
Allowance for loan losses, beginning of year	$73,287	$70,275	$70,275
Purchase accounting adjustments	--	--	12,690
Net charge-offs:
Loans charged-off	(6,990)	(10,308)	(34,624)
Loans recovered	852	666	4,365

	(6,138)	(9,642)	(30,259)
Additions to reserve through provision expense	7,722	5,500	20,581

Allowance for loan losses, end of period	$74,871	$66,133	$73,287

Average loans held for investment	$5,836,599	$4,467,361	$4,864,168
Loans held for investment	5,986,684	4,515,133	5,732,205
Net charge-offs as a percentage of average loans held for
investment (annualized)	0.42%	0.88%	0.62%
Allowance for loan losses as a percentage of loans held
for investment	1.25	1.46	1.28

Excluding the Rock Hill Workout Loans:
Net loan charge-offs	$5,490	$5,533	$19,962
Allowance for loan losses, end of period	71,678	54,514	70,123
Average loans held for investment	5,808,853	4,399,367	4,812,668
Loans held for investment	5,959,796	4,451,498	5,703,602
Net charge-offs as a percentage of average loans held for
investment (annualized)	0.38%	0.51%	0.41%
Allowance for loan losses as a percentage of loans held
for investment	1.20	1.22	1.23

         Securities

        TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to leverage capital through generating interest and dividend income from the investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits and securities sold under repurchase agreements. In addition, TSFG has engaged in, and expects to continue to engage in, hedging activities to reduce interest rate risk associated with the investment securities and other balance sheet items. Table 9 shows the carrying values of the investment securities portfolio.

Table 9
INVESTMENT SECURITIES PORTFOLIO COMPOSITION
(dollars in thousands)

	March 31,		December 31,
	2004	2003	2003
Trading (at fair value)
U.S. Government agencies	$1,140	$549	$460
State and municipal	322	667	20
Other investments	--	202	--

	1,462	1,418	480

Available for Sale (at fair value)
Mortgage-backed securities	2,277,175	1,954,211	2,375,557
U.S. Government agencies	780,316	943,719	866,968
U.S. Treasury	247,257	253,680	246,659
State and municipal	171,071	55,549	127,181
Other investments:
Corporate bonds	148,687	70,661	148,517
Federal National Mortgage Association ("FNMA") preferred stock	69,765	--	66,808
Federal Home Loan Bank ("FHLB") stock	53,559	50,743	50,411
Community bank stocks	26,475	19,231	23,487
NetBank, Inc. ("NetBank") common stock	1,379	4,811	4,778
Other equity investments	4,098	7,502	5,628

	3,779,782	3,360,107	3,915,994

Held to Maturity (at amortized cost)
State and municipal	84,298	61,300	90,745
Other investments	578	103	352

	84,876	61,403	91,097

Total	$3,866,120	$3,422,928	$4,007,571

Percentage of Total Securities Portfolio
Mortgage-backed securities	58.9%	57.1%	59.3%
U.S. Government agencies	20.2	27.6	21.6
U.S. Treasury	6.4	7.4	6.2
State and municipal	6.6	3.4	5.4
Other investments	7.9	4.5	7.5

Total	100.0%	100.0%	100.0%

        At March 31, 2004, TSFG’s investment securities portfolio declined to 35.6% of total assets from 37.4% and 38.2% at December 31, 2003 and March 31, 2003, respectively. This decline is consistent with TSFG’s plan to reduce the level of its securities portfolio as a percentage of total assets, as loan growth replaced some securities balances. During the first three months of 2004, loan growth outpaced deposit growth, and the resulting shortfall was funded with cash flows from the securities portfolio and increases in short-term borrowings.

        TSFG expects loan growth for the remainder of 2004 to continue to outpace deposit growth. The projected cash flows from the securities portfolio are sufficient, under different interest rate scenarios, including a rising rate scenario, to provide much of the necessary funding. TSFG strives to keep the weighted average life and duration of its securities portfolio relatively short to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be reinvested in securities at then current market rates, used to pay-off short-term borrowings, or to fund loan growth. In addition, shorter portfolio duration should reduce TSFG’s exposure to rising interest rates, extension risk, and potentially large unrealized losses.

        The duration of the debt securities portfolio declined to approximately 2.8 years at March 31, 2004 from approximately 3.5 years at December 31, 2003 and approximately 4.9 years at March 31, 2003.

        Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on available for sale securities averaged $4.0 billion in the first three months of 2004, 32.5% above the average for the corresponding period in 2003, of $3.0 billion. The majority of the increase was attributable to securities purchased to leverage available capital. The average portfolio yield decreased for the three months ended March 31, 2004 to 4.03% from 4.34% in the first three months of 2003. The securities yield decreased due to a lower level of general interest rates, sales of higher-yielding securities, and the addition of lower-yielding, shorter duration securities.

        Nearly all of these securities are rated AAA so the credit risk is minimal. Approximately one-fourth of MBS are collateralized mortgage obligations (“CMOs”), the majority of which are short-term with a duration of 2.2 years. TSFG manages the MBS portfolio to maintain a short duration and repricing horizon. At March 31, 2004, approximately 45% of the MBS portfolio is variable rate.

        Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving yields.

        The available for sale portfolio constituted 97.8% of total securities at March 31, 2004. Management believes that the high concentration of available for sale securities provides greater flexibility in the management of the overall investment portfolio.

        The net unrealized gain on available for sale securities (pre-tax) totaled $17.1 million at March 31, 2004, up from an $11.5 million loss at December 31, 2003. This increase was primarily due to the decrease in long-term interest rates in the first three months of 2004 and was spread throughout the portfolio with the most significant being MBS, which increased $13.7 million.

        During April 2004, intermediate and longer-term interest rates increased. The securities portfolio, though extending in duration and declining in market value, is performing as well or better than TSFG projected. Furthermore, under both the current level of interest rates and under expected future rate scenarios, TSFG remains comfortable that the portion of its liquidity needs that is projected to be provided by the securities portfolio will be met without difficulty.

         Other Investments

        Investments in Community Banks. At March 31, 2004, TSFG had equity investments in sixteen community banks located in the Southeast with a $17.1 million basis. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. TSFG has made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks, which are included in securities available for sale, were recorded at their pre-tax market value at March 31, 2004 of $26.5 million. At March 31, 2004, these community bank investments include 125,000 common shares of CNB Florida, with a pre-tax market value of $3.0 million and basis of $1.3 million; 291,500 common shares of Florida Banks, with a pre-tax market value of $6.4 million and basis of $2.7 million; and 50,000 preferred shares of Florida Banks, with a pre-tax market value and basis of $5.0 million. During first quarter 2004, TSFG signed definitive agreements to acquire CNB Florida and Florida Banks. See “Acquisitions”. Under these agreements, TSFG will cancel its CNB Florida and Florida Banks stock effective with the acquisition closing date.

        Investment in NetBank, Inc. At March 31, 2004, TSFG owned 111,904 shares of NetBank common stock with a $31,000 basis. NetBank operates NetBank, F.S.B., an FDIC-insured federal savings bank that provides banking services to consumers utilizing the Internet, and has mortgage banking operations. TSFG’s investment in NetBank, which is included in securities available for sale, was recorded at its pre-tax market value of approximately $1.4 million at March 31, 2004. During the first quarter 2004, TSFG sold 246,000 shares of NetBank for a pre-tax gain of $2.8 million.

        Other Investments Not Specified Above. In addition to the investments described in the preceding paragraphs, other investments in available for sale securities at March 31, 2004, which are carried at market value, included corporate bonds of $148.7 million, FNMA preferred stock of $69.8 million, FHLB common and preferred stock of $53.6 million, and other equity securities of $4.1 million. Other equity securities include TSFG’s investment in Affinity Technology Group, Inc. (“Affinity”) as well as several other investments. At March 31, 2004, TSFG owned 4,876,340 shares of common stock of Affinity, or approximately 12% of the outstanding shares. TSFG’s investment in Affinity has a basis of $433,000 and was recorded at its March 31, 2004 pre-tax market value of approximately $585,000. At March 31, 2004, the aggregate market value for these other investments, which are not specified in the preceding paragraphs, totaled $276.1 million with a cost basis of $276.7 million.

         Intangible Assets

        Intangible assets totaled $352.0 million at March 31, 2004, up from $242.4 million at March 31, 2003, principally from the MountainBank acquisition. See Note 6 to the consolidated financial statements for the types and balances of intangible assets. In July 2004, TSFG expects to record approximately $260 million of intangible assets, including goodwill, in connection with the CNB Florida and Florida Banks acquisitions.

         Deposits

        Deposits remain TSFG’s primary source of funds for loans and investments. Average deposits provided funding for 60.3% of average earning assets in the first three months of 2004 and 60.7% in the first three months of 2003. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and increases in investment securities. In addition, TSFG has increased the use of brokered certificates of deposit, which are included in deposits.

        Table 10 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 10
TYPE OF DEPOSITS
(dollars in thousands)

	March 31,		December 31,
	2004	2003	2003
Noninterest-bearing demand deposits	$924,753	$757,149	$882,129
Interest-bearing checking	688,607	665,602	699,956
Money market accounts	2,235,544	1,187,209	2,237,299
Savings accounts	160,323	155,720	159,013
Brokered deposits	720,904	520,169	697,862
Time deposits under $100,000	784,524	819,210	814,802
Time deposits of $100,000 or more	530,675	630,656	537,588

Total deposits	$6,045,330	$4,735,715	$6,028,649

Percentage of Deposits
Noninterest-bearing demand deposits	15.3%	16.0%	14.6%
Interest-bearing checking	11.4	14.1	11.6
Money market accounts	36.9	25.0	37.1
Savings accounts	2.7	3.3	2.7
Brokered deposits	11.9	11.0	11.6
Time deposits under $100,000	13.0	17.3	13.5
Time deposits of $100,000 or more	8.8	13.3	8.9

Total deposits	100.0%	100.0%	100.0%

        At March 31, 2004, deposits totaled $6.0 billion, up $1.3 billion from March 31, 2003 and relatively constant from December 31, 2003. In October 2003, TSFG acquired $778.3 million in deposits from its acquisition of MountainBank, which accounted for 59.4% of the increase since March 31, 2003. In addition, TSFG increased deposits, particularly transaction accounts, through increased sales referrals and targeted deposit promotions. The increase in deposits since March 31, 2003 also includes a $200.7 million increase in brokered certificates of deposit. TSFG considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base. During the first quarter 2004, TSFG’s noninterest-bearing deposits grew at a 19.4% annualized rate. For the first quarter 2004, total deposits increased at a 1.1% annualized growth rate.

        Table 13 in “Results of Operations — Net Interest Income” details average balances for the deposit portfolio for both the three months ended March 31, 2004 and 2003. Average money market accounts increased $1.1 billion, or 102.4%, and average noninterest demand deposits increased $137.8 million, or 19.5%. On average, time deposits increased $72.0 million, or 3.7%, which includes a $191.3 million increase in average brokered certificates of deposit.

        As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest-bearing checking, money market, and savings accounts). For the three months ended March 31, 2004, transaction accounts made up 65.9% of average deposits, compared with 57.4% for the three months ended March 31, 2003. These trends reflect TSFG’s efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, and deposit campaigns are expected to play an integral part of achieving this goal.

        At March 31, 2004, total deposits for Bank CaroLine, an Internet banking division of Carolina First Bank, totaled $43.7 million, up from $27.3 million as of March 31, 2003. Deposits generated through Bank CaroLine generally receive higher rates than those offered by TSFG’s branch locations as a result of the less expensive Internet delivery channel. Deposits for Bank CaroLine principally increased due to the acquisition of MountainBank. MountainBank offered Internet-only time deposits that were advertised exclusively on the Internet.

        Time deposits of $100,000 or more represented 8.8% of total deposits at March 31, 2004 and 13.3% at March 31, 2003. This decline was part of TSFG’s plan to discourage out-of-market deposits in higher cost products. As such, TSFG’s larger denomination time deposits have a greater degree of stability (since they are generally from customers within the local markets of its banks) than is typically associated with this source of funds at other institutions.

         Borrowed Funds

        Table 11 shows the breakdown of total borrowings by type.

Table 11
TYPE OF BORROWINGS
(dollars in thousands)

	March 31,		December 31,
	2004	2003	2003
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,115,432	$ 956,709	$ 834,866
FHLB advances	--	5,000	--
Commercial paper	38,904	38,247	36,949
Treasury, tax and loan note	4,985	417	11,781
Line of credit to unaffiliated bank and other	97	--	7,349

	1,159,418	1,000,373	890,945

Long-Term Borrowings
Repurchase agreements	1,309,800	1,109,800	1,494,800
FHLB advances	985,045	994,620	980,680
Subordinated notes (1)	135,075	11,000	135,075
Debt associated with trust preferred securities (1)	--	95,500	--
Mandatorily redeemable preferred stock of subsidiary (2)	89,800	--	89,800
Employee stock ownership plan note payable	1,025	1,325	1,100
Note payable	920	946	927
Purchase accounting premiums and deferred charges, net	3,301	1,119	497

	2,524,966	2,214,310	2,702,879

Total borrowings	$3,684,384	$3,214,683	$3,593,824

(1)	In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, TSFG deconsolidated five trust subsidiaries at December 31, 2003, which had been formed to raise capital by issuing preferred securities to institutional investors. The deconsolidation of these wholly-owned subsidiaries, increased TSFG’s other assets by $3.6 million, increased long-term debt (specifically subordinated notes) $119.1 million and decreased debt associated with trust preferred securities by $115.5 million.

(2)	In accordance with SFAS No. 150, (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, TSFG reclassified its minority interest in consolidated subsidiary (representing mandatorily redeemable preferred stock of its real estate investment trust subsidiary) to long-term debt effective July 1, 2003.

        TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In the first three months of 2004, average borrowings totaled $3.8 billion, compared with $3.0 billion for the same period in 2003. This increase was primarily attributable to an increased reliance on borrowings to support earning asset growth and the reclassification of minority interest in consolidated subsidiary to long-term debt. TSFG may enter into interest rate swap agreements to hedge interest rate risk related to borrowings.

        Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. The increases in both the short-term and long-term balances are primarily to finance higher balances in available for sale investment securities and to support earning asset growth. Balances in these accounts can fluctuate on a day-to-day basis. In addition, TSFG increased long-term repurchase agreements to provide longer-term liquidity at historically low interest rates.

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

        In March 2004, TSFG recorded a loss on early extinguishment of debt totaling $1.4 million for prepayment penalties for repurchase agreement borrowings totaling $185.0 million with variable interest rates that would have changed to fixed at periods ranging from 6 months to 18 months. The fixed interest rates on these repurchase agreements ranged from 1.54% to 2.99%. Due to a change in estimates related to step-up and callable repurchase agreements (including the retired debt), TSFG reversed $900,000 in interest expense accrued at December 31, 2003.

         Environmental Remediation Costs

        TSFG acquired the former Beacon Manufacturing Company facility (“Beacon property”) in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MBFC. MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in a release of fuel oil and other materials. Clean-up of the oil spill, including releases to the adjacent Swannanoa River, has been substantially completed. TSFG intends to investigate, and if necessary remediate, any additional related environmental impacts and soil and groundwater contamination attributable to the facility, as well as to stabilize the site and remove waste materials. The environmental remediation liability, included in other liabilities, totaled $4.5 million at March 31, 2004 and is based on available information. TSFG continues to evaluate the reserve level and may make purchase accounting adjustments, which would be treated as goodwill adjustments in the MBFC transaction, as more information becomes known. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves. The related estimated net realizable value of the other real estate owned, included in other assets, totaled $300,000 at March 31, 2004. On April 23, 2004, TSFG entered into a contract to sell the Beacon property to an independent third party that is not expected to result in a gain or loss. This sales contract is subject to normal and customary due diligence and environmental review.

         Capital Resources and Dividends

        Total shareholders’ equity amounted to $1.0 billion, or 9.4% of total assets, at March 31, 2004, compared with $635.0 million, or 7.1% of total assets, at March 31, 2003. At December 31, 2003, total shareholders’ equity was $979.9 million, or 9.1% of total assets. The increase in shareholders’ equity since March 31, 2003 was primarily from the issuance of common stock from a fourth quarter 2003 equity offering and the MBFC acquisition, as well as the retention of earnings. TSFG’s stock repurchase program, cash dividends paid, and the decrease in unrealized gains in the available for sale investment portfolio partially offset these increases.

        TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization. TSFG may continue to repurchase shares depending upon current market conditions, available cash, and capital levels.

        TSFG’s unrealized gain on securities, net of tax, which is included in accumulated other comprehensive income, was $11.0 million as of March 31, 2004 as compared to $20.4 million as of March 31, 2003 and a net unrealized loss of $7.0 million as of December 31, 2003. This decrease in unrealized gain (net of deferred income tax) from March 31, 2003 to March 31, 2004 was comprised primarily of a decrease in MBS of $9.6 million and was due to rises in long-term interest rates.

        Book value per share at March 31, 2004 and 2003 was $17.21 and $13.68, respectively. Tangible book value per share at March 31, 2004 and 2003 was $11.31 and $8.46, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

        TSFG is subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at March 31, 2004. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our consolidated financial statements.

        Table 12 sets fourth various capital ratios for TSFG and its Subsidiary Banks. Due to the adoption of FIN 46, TSFG no longer reflects debt associated with trust preferred securities on its consolidated balance sheets. Under current regulatory guidelines, these securities qualify for tier 1 capital treatment; however, this treatment is currently being reviewed by the Federal Reserve. At March 31, 2004, trust preferred securities included in tier 1 capital totaled $115.5 million.

Table 12
CAPITAL RATIOS

	March 31, 2004	Well Capitalized Requirement
TSFG
Total risk-based capital	12.50%	n/a
Tier 1 risk-based capital	10.54	n/a
Leverage ratio	7.68	n/a

Carolina First Bank
Total risk-based capital	12.55%	10.00%
Tier 1 risk-based capital	9.89	6.00
Leverage ratio	6.85	5.00

Mercantile Bank
Total risk-based capital	11.59%	10.00%
Tier 1 risk-based capital	8.79	6.00
Leverage ratio	7.25	5.00

Community National Bank
Total risk-based capital	15.81%	10.00%
Tier 1 risk-based capital	14.45	6.00
Leverage ratio	8.68	5.00

        On June 27, 2003, TSFG filed a “universal shelf” registration statement registering up to $200.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. Under the universal shelf, in July 2003, TSFG issued 91,250 shares of common stock to settle a share repurchase agreement. Under the universal shelf, on November 12, 2003, TSFG completed a common stock offering, selling 6,325,000 shares at a gross offering price of $27.00 per share. The offering generated proceeds to TSFG of $161.1 million, net of issuance costs for underwriting and expenses. TSFG used some of the net proceeds to increase the capital at TSFG’s subsidiary banks and for general corporate purposes. These funds may also be used to pursue growth opportunities. Following the common stock offering, TSFG’s tangible equity to tangible asset ratio exceeded 6%. As part of its capital management, TSFG plans to keep this ratio above 6%.

        TSFG’s banking subsidiaries are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. TSFG has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. TSFG presently intends to pay a quarterly cash dividend on its common stock; however, future dividends will depend upon TSFG’s financial performance and capital requirements.

        TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at March 31, 2004 with a stated value of $100,000 per share. At March 31, 2004, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.8 million. Under Federal Reserve Board guidelines, $25.2 million, net of issuance costs, qualified as tier 1 capital, and $61.6 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Earnings Review

         Net Interest Income

        Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and security dividends, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 13 presents average balance sheets and a net interest income analysis on a tax equivalent basis for the three months ended March 31, 2004 and 2003.

Table 13
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
(dollars in thousands)

	Three Months Ended March 31,
	Average Balance	Income/ Expense		Yield Rate		Average Balance	Income/ Expense	Yield Rate
Assets
Earning assets
Loans (1)	$5,855,050		$78,017	5.36%		$4,520,965	$67,333	6.04%
Investment securities, taxable (2)	3,756,359		37,210	3.98		2,894,634	30,299	4.19
Investment securities, nontaxable (3)	229,992		2,706	4.73		114,807	1,878	6.54
Federal funds sold	1,759		4	0.91		2,359	8	1.38
Interest-bearing bank balances	3,391		24	2.85		33,384	110	1.34

Total earning assets	9,846,551		$117,961	4.82		7,566,149	$99,628	5.34

Non-earning assets	979,166					827,959

Total assets	$10,825,717					$8,394,108

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$662,099		$828	0.50		$661,831	$1,069	0.66
Savings	158,969		159	0.40		156,145	194	0.50
Money market	2,246,730		8,302	1.49		1,109,935	4,258	1.56
Time deposits	2,027,874		10,161	2.02		1,955,910	12,478	2.59

Total interest-bearing deposits	5,095,672		19,450	1.54		3,883,821	17,999	1.88
Borrowings	3,768,101		15,548	1.66		2,962,384	15,501	2.12

Total interest-bearing liabilities	8,863,773		$34,998	1.59		6,846,205	$33,500	1.98

Noninterest-bearing liabilities
Noninterest-bearing deposits	844,620					706,804
Other noninterest-bearing liabilities	120,830					101,544

Total liabilities	9,829,223					7,654,553
Minority interest in consolidated subsidiary (4)	--					86,449
Shareholders' equity	996,494					653,106

Total liabilities and shareholders' equity	$10,825,717	$				8,394,108

Net interest margin (tax-equivalent)			$82,963	3.	39%		$66,128	3.	54%
Less: tax-equivalent adjustment (3)			947				657

Net interest income			$82,016				$65,471

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized gain recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends. Effective July 1, 2003, in accordance with the adoption of SFAS 150, TSFG reclassified these amounts to long-term debt.
Note:	Average balances are derived from daily balances.

        Fully tax-equivalent net interest income for the first three months of 2004 increased $16.8 million, or 25.4%, to $83.0 million from $66.1 million in the first three months of 2003. This increase was attributable to a 30.1% increase in average earning assets, principally from strong loan growth, higher investment securities, and the acquisition of MountainBank. The MountainBank acquisition, which closed October 3, 2003, added approximately $877.7 million in earning assets. TSFG increased its investment portfolio to leverage available capital and take advantage of the opportunity to increase net interest income.

        The lower net interest margin, which declined to 3.39% in the first three months of 2004 from 3.54% in the first three months of 2003, partially offset the net interest income increase from higher earning assets. This decline was largely attributable to continued downward repricing of fixed rate commercial loans, deposit rates approaching lower limits due to historically low interest rates, and the July 2003 reclassification of minority interest in consolidated subsidiary as long-term debt. In addition, TSFG has experienced solid growth in money market accounts, principally from a product priced at a percentage of the prime interest rate with a March 31, 2004 balance of approximately $1.9 billion. If interest rates rise, TSFG may benefit from the relatively slower increase for these accounts.

        The net interest margin for the first quarter 2004 increased 16 basis points from fourth quarter 2003. This follows a 22 basis point increase for the fourth quarter 2003. During the first quarter of 2004, the net interest margin was driven upward by robust loan growth, slower mortgage-backed security prepayment speeds, effective management of deposit rates, and the reversal of an interest expense accrual in connection with a change in estimate on step-up and callable repurchase agreements (including retired debt). During 2004, TSFG expects the net interest margin to continue improving slightly.

        Interest rates remain at historically low levels. During 2003, the Federal Reserve lowered the federal funds target rate 25 basis points at the end of June, which followed a 50 basis point reduction in November 2002 and eleven downward adjustments in 2001. A large portion of TSFG’s adjustable rate loans, which constitute 59.2% of the loan portfolio, reprice immediately following an interest rate change by the Federal Reserve. The funding source changes take more time to filter into the net interest margin, primarily because of the timed maturities of certificates of deposit and borrowings.

        In connection with its adoption of SFAS 150, effective July 1, 2003, TSFG reported dividends earned by institutional holders on preferred shares of its real estate investment trust subsidiary as interest expense and the related preferred shares were included in borrowings. For periods prior to July 1, 2003, these dividends earned were reported as minority interest in consolidated subsidiary, net of tax. This reclassification lowered the first quarter 2004 net interest margin by 6 basis points.

        Average total deposits increased by $1.3 billion, or 29.4%, to $5.9 billion during the first three months of 2004 from $4.6 billion in the first three months of 2003. The growth in deposits since first quarter 2003 was driven by growth in money market and noninterest-bearing deposits generated through sales referrals and targeted deposit promotions. In addition, TSFG acquired $778.3 million in deposits from MountainBank in the fourth quarter of 2003.

        Average borrowings increased to $3.8 billion during the three months ended March 31, 2004 from $3.0 billion during the three months ended March 31, 2003, due to increases in repurchase agreements and federal funds purchased. These borrowings were used to fund the growth in earning assets.

        In March 2004, TSFG recorded a loss of $1.4 million on the early extinguishment of debt related to approximately $185.0 million in step-up and callable repurchase agreements. TSFG continues to evaluate the relative cost and benefit of incurring additional prepayment penalties from the early extinguishment of debt. See “Borrowed Funds.”

         Provision for Loan Losses

        The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $7.7 million and $5.5 million in the first three months of 2004 and 2003, respectively. The higher provision for loan losses was primarily attributable to increased loan growth and the 2003 liquidation of nonperforming loans on which allocated reserves exceeded net losses incurred.

        Net loan charge-offs were $6.1 million, or 0.42% of average loans held for investment, for the first three months of 2004, compared with $9.6 million, or 0.88% of average loans held for investment, for the first three months of 2003. The allowance for loan losses equaled 1.25%, 1.28%, and 1.46% of loans held for investment as of March 31, 2004, December 31, 2003, and March 31, 2003, respectively. The decrease was attributable to the Rock Hill Workout Loans. See “Loans.” Excluding the Rock Hill Workout Loans, the allowance for loan losses was 1.20%, 1.23%, and 1.22% of loans held for investment as of March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

         Noninterest Income

        Noninterest income increased during the first three months of 2004 compared with the corresponding period for 2003, both including and excluding gains on certain asset sales. These increases reflect expansion in noninterest income sources and continuing benefits from TSFG’s “Elevate” sales process. In addition, TSFG realized higher gains on available for sale securities, equity investments, and gains on disposition of assets and liabilities in the first quarter 2004.

        Service charges on deposits and merchant processing income drove the increases in noninterest income excluding gains on certain asset sales. These increases were partially offset by losses on trading and derivative activities and declines in mortgage banking income.

        Table 14 shows the components of noninterest income.

Table 14
COMPONENTS OF NONINTEREST INCOME
(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Service charges on deposit accounts	$8,113	$6,960
Bank-owned life insurance	2,290	1,948
Merchant processing income	2,013	1,336
Mortgage banking income	1,555	2,172
Brokerage income	1,196	1,620
Insurance income	1,022	781
Trust income	927	871
Loss on trading and derivative activities	(1,369)	(120)
Other	3,167	1,457

Noninterest income, excluding gains on certain asset sales	18,914	17,025

Gain on sale of available for sale securities	5,214	986
Gain on equity investments, net	2,810	1,875
Gain on disposition of assets and liabilities	2,350	--

Gain on certain asset sales, net	10,374	2,861

Total noninterest income	$29,288	$19,886

Total noninterest income as a percentage of total revenue (1)	26.3%	23.3%
Noninterest income, excluding gains on certain asset sales, as a percentage of total revenue (1)	18.7	20.6

(1)     Calculated as noninterest income, divided by the sum of net interest income and noninterest income.

        Service charges on deposit accounts, the largest contributor to noninterest income, rose 16.6% in the first three months of 2004 compared to the same period in 2003. The increase was primarily attributable to increasing transaction accounts, including cash management and improving collection of fees. Average balances for deposit transaction accounts, which impact service charges, increased 48.5% for the same period.

        Bank-owned life insurance increased $342,000, or 17.6%, for the first three months of 2004 versus the corresponding period in 2003, due to additional life insurance and increases in the cash values. TSFG purchased an additional $25.0 million of life insurance on certain officers in October 2003 and added $13.8 million from the acquisition of MountainBank. The cash surrender value totaled $194.3 million at March 31, 2004, up from $146.1 million at March 31, 2003.

        Merchant processing fees increased $677,000, or 50.7%, for the three months ended March 31, 2004 compared with the same period in 2003, primarily from increased sales efforts.

        Table 15 shows the components of mortgage banking income.

Table 15
COMPONENTS OF MORTGAGE BANKING INCOME
(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Origination income and secondary marketing operations	$1,791	$3,177
Mortgage servicing loss, net of related amortization and subservicing payments	(230)	(743)
Impairment on mortgage servicing rights	(6)	(262)

Total mortgage banking income	$1,555	$2,172

        For the first quarter of 2004, origination income and secondary marketing declined 43.6% compared with the same period in 2003. Mortgage loans originated by TSFG originators totaled $119.3 million and $161.5 million in the first three months of 2004 and 2003, respectively. The decrease in mortgage banking income was principally the result of lower origination volumes due to higher mortgage loan rates, which TSFG expects to continue.

        TSFG’s mortgage banking strategy is to sell most of the loans it originates in the secondary market with servicing rights released. At March 31, 2004, TSFG’s servicing portfolio included 3,132 loans having an aggregate principal balance of $207.5 million, down from $399.2 million at March 31, 2003. The servicing portfolio decline accelerated in the second and third quarters of 2003 due to prepayments of loans from increased refinancings because of lower rates.

        Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights. In 2004, TSFG expects its net mortgage servicing loss to improve due to lower amortization of mortgage servicing rights as prepayments slow. Mortgage servicing rights, net of the valuation allowance, totaled $1.5 million and $3.2 million at March 31, 2004 and 2003, respectively. At March 31, 2004 and 2003, the valuation allowance for capitalized mortgage servicing rights totaled $1.8 million and $2.0 million, respectively.

        In the first quarter 2004 compared with the corresponding period in 2003, brokerage income decreased $424,000, or 26.2%, due to higher than normal levels in first quarter 2003. Insurance income increased $241,000, or 30.9%, during this same period, principally from acquiring an agency and leveraging TSFG’s customer base. Trust income increased $56,000, or 6.4%, in the first three months of 2004 compared to the first three months of 2003. At March 31, 2004 and 2003, the market value of assets administered by the trust department totaled $754.7 million and $711.0 million, respectively.

        TSFG uses derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in volatility in realized gains and losses on trading and derivative activities, as demonstrated by a $1.4 million net loss in the first three months of 2004 and a $120,000 loss in the first three months of 2003. See “Market Risk and Asset/Liability Management – Derivatives and Hedging Activities.”

        For the first three months of 2004, the gain on sale of available for sale securities included gains on the sales of MBS totaling $3.7 million, U.S. Treasury totaling $1.3 million, corporate bonds totaling $144,000, and U.S. Government agencies totaling $63,000. In the first quarter 2004, the gain on equity investments was realized from the sale of 246,000 shares of NetBank common stock. For the three months ended March 31, 2003, the gain on equity investments was realized from the sale of 207,096 shares of NetBank common stock.

        During the first three months of 2004, the gain on disposition of assets and liabilities resulted from the disposition of land associated with a conservation grant in North Carolina.

        Other noninterest income includes income related to debit cards, customer service fees, international banking services, and other fee-based services. Total income from these fee income sources increased over the prior year due in part to TSFG’s continued emphasis on its customer-centered sales process, Elevate. The increase in other noninterest income in the first quarter 2004 compared with the same period in 2003 was largely due to increases in benefits administration fees (due to the American Pensions, Inc. acquisition), which increased $627,000, business referral fees, which increased $440,000, and debit card income, which increased $290,000.

         Noninterest Expenses

        TSFG is expanding in new and existing markets within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services, technology systems, and incentive programs. These factors contributed to TSFG’s increases in noninterest expense, which increased 17.1%, or 10.5% excluding non-operating items, for the first quarter 2004 over the first quarter 2003. TSFG’s market expansion included the October 2003 acquisition of MountainBank. TSFG also purchased an insurance agency and benefit plan administrator in 2003.

        Table 16 shows the components of noninterest expenses and TSFG’s efficiency ratio, a measure of TSFG’s expenses relative to total revenues.

Table 16
COMPONENTS OF NONINTEREST EXPENSES
(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Salaries and wages	$18,918	$19,278
Employee benefits	6,915	5,316
Occupancy	5,072	4,614
Furniture and equipment	4,615	4,594
Professional fees	1,648	1,538
Merchant processing expense	1,559	1,049
Telecommunications	1,145	1,070
Amortization of intangibles	1,195	705
Other	11,307	9,229

Noninterest expenses, excluding non-operating items	52,374	47,393

Conservation grant of land	3,350	--
Loss on early extinguishment of debt	1,429	--
Merger-related costs	177	1,497
Employment contract reversals	(59)	--

Non-operating noninterest expenses	4,897	1,497

Total noninterest expenses	$57,271	$48,890

Efficiency ratio (1)	51.4%	57.3%
Efficiency ratio, operating basis (2)	51.9	57.4

(1)    Calculated as noninterest expenses, divided by the sum of net interest income and noninterest income.
(2)    Calculated as noninterest expenses, excluding non-operating items, divided by the sum of net interest and noninterest income, excluding gains on certain asset sales (see Table 15).

        Salaries, wages, and employee benefits rose $1.2 million, or 5.0%, in the first quarter 2004 compared with the same period in 2003. Full-time equivalent employees as of March 31, 2004 increased to 1,910 from 1,647 at March 31, 2003. The increase in personnel expense was primarily attributable to the MountainBank acquisition, higher health insurance costs, and higher Supplemental Executive Retirement Plan Benefits, partially offset by lower short-term and long-term incentive accruals. TSFG expects salaries, wages, and employee benefits to increase from first quarter levels for the remainder of 2004 related to additional incentive compensation accruals based on anticipated performance levels.

        Occupancy and furniture and equipment expense increased 5.2% for the first three months of 2004 compared to the corresponding period in 2003 primarily from the addition of branch offices from TSFG’s acquisition of MountainBank.

        The increase in professional fees was partially related to deposit pricing and fee initiatives. The increase in merchant processing expense was offset by related revenue increases.

        Amortization of intangibles increased $490,000 for the three months ended March 31, 2004, primarily attributable to the addition of core deposit premiums from the acquisition of MountainBank. In addition, TSFG added customer list intangibles and non-compete intangibles in connection with its acquisitions.

        During the first quarter 2004, TSFG executed a conservation grant of land in North Carolina and deducted the property fair value of $3.4 million.

        In the first three months of 2004, TSFG recorded a loss on early extinguishment of debt totaling $1.4 million for prepayment penalties for repurchase agreement borrowings. See “Borrowed Funds.”

        During both the three months ended March 31, 2004 and 2003, TSFG incurred pre-tax merger-related costs, in connection with TSFG’s acquisitions in 2003 and 2002. See Note 11 to the consolidated financial statements for the types and balances of pre-tax merger-related costs.

        Other noninterest expenses rose 22.5% in the first three months of 2004 compared with the same period in 2003. The overall increase in other noninterest expenses was principally attributable to increases in insurance, business development, postage, travel, deposit account charge-offs, and other real estate owned.

         Income Taxes

        The effective income tax rate as a percentage of pretax income was 30.3% for the first three months of 2004 and 32.0% for the first three months of 2003. The effective income tax rate declined in connection with decreases in TSFG’s valuation allowance associated with its deferred income tax assets, primarily associated with TSFG’s ability to utilize a capital loss carry forward to offset gains realized on available for sale securities. TSFG expects the effective income tax rate for the remainder of 2004 to increase to between approximately 32% and 33%. The blended statutory federal and state income tax rate was approximately 37% for both of these periods.

Market Risk and Asset/Liability Management

        Market risk is the risk of loss from adverse changes in market prices and interest rates. TSFG’s market risk arises principally from interest rate risk inherent in its core banking activities. Interest rate risk is the risk to net income represented by the impact of changes in market interest rates. TSFG has risk management policies and practices to monitor and limit exposure to interest rate risk. These policies and practices are described in the annual report on Form 10-K for the year ended December 31, 2003. The current overall interest rate risk position of TSFG falls within the interest rate risk guidelines established by its Asset/Liability Committee (“ALCO”).

        TSFG’s primary tool used to monitor and manage interest rate risk is a balance sheet and earnings simulation model. This model is used to derive the earnings at risk analysis and interest sensitivity gap. The model takes into account interest rate changes as well as estimated changes in the mix and volume of assets and liabilities. The model’s inputs (such as interest rates, the shape of the yield curve, and the projected levels and mix of loans and deposits) are updated on a regular basis.

        TSFG considers the earnings at risk analysis to be its best gauge of the sensitivity of its earnings to changes in interest rates. The earnings at risk analysis simulates TSFG’s consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports the estimated impact on net interest income with rates remaining flat, rates gradually increasing 100 and 200 basis points, and rates decreasing 100 basis points over the next twelve-month period. These rates assume a parallel shift in the treasury yield curve, except for lower limits in the declining rate scenario as discussed below. Computation of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, call features, and loan and securities prepayments, and should not be relied upon as indicative of actual results. Further, these computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates. Table 17 shows the estimated effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using the “most likely” projected balance sheet.

Table 17
EARNINGS AT RISK ANALYSIS

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	1.63%
1.00	1.25
Flat	--
(1.00)	(2.09)

        As indicated in Table 17, the risk to net interest income is nominal under each of these interest rate scenarios. The earnings at risk analysis indicates that TSFG will benefit from an increase in interest rates.

        Although net interest income declines in the 100 basis point declining rate scenario, lower limits are in place in the model, which limit the rate declines and the impact on net interest income. Due to the low level of current interest rates, many of the key rates (such as Federal Funds and LIBOR), to which much of the balance sheet is indexed, are not lowered the full 100 basis points. The floors placed on these key rates restrict the reduction in both interest income and expense in the declining rate scenario. In addition, many deposit rates are reaching what management believes to be an acceptable lower limit, thus limiting the interest expense reduction from repricing deposits by the entire 100 basis points.

        Interest sensitivity gap (the “static GAP position”) measures the amount of rate-sensitive assets and rate-sensitive liabilities that either mature or are subject to change as of a point-in-time and is not necessarily indicative of positions on other dates. It is used to periodically review the static repricing structure of assets and liabilities. Management believes that the analysis provided by the static GAP position is limited because it does not take into account a number of important factors, such as projected changes in the balance sheet. Most importantly, it only shows the timing of the next repricing opportunity, not the differing magnitude of rate changes on both assets and liabilities. In other words, it assumes that all rate-sensitive assets and liabilities adjust equally when rates change, which is an inaccurate assumption. In addition, it ignores actions that may be taken by management in response to future rate changes. For these reasons, TSFG relies principally on its earnings simulation analysis, a dynamic model, to evaluate and manage interest rate risk.

        The impact of rising rates on TSFG’s money market accounts demonstrates why TSFG believes the earnings at risk analysis to be superior to the static gap analysis. At March 31, 2004, the static gap analysis reflects $2.0 billion in money market accounts in the 0-3 month column, the majority of which are money market accounts that reprice with the prime interest rate. However, these accounts increase only 40% of the total increase in prime, not the full amount. By contrast, TSFG’s assets that reprice will reflect most, if not all, of the full rate increase. Contrary to the static gap analysis, this relative impact of rising rates is taken into account in the earnings at risk analysis.

        Table 18 shows TSFG’s static GAP position at March 31, 2004 based on its “most likely” rate scenario, which assumes a 100 basis point rate increase over the next twelve months. The carrying amounts of rate-sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature, ignoring the magnitude of the repricing. For assets, projected repayments, anticipated principal prepayments, and potential calls are taken into account. To reflect anticipated prepayments, certain asset categories are shown using estimated cash flows rather than contractual cash flows. For core deposits without contractual maturities (i.e., interest checking, savings, money market, and noninterest-bearing deposit accounts), Table 18 presents principal cash flows based on management’s judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and call options exercised differ from TSFG’s historical experience or management’s estimates.

        TSFG changed its “most likely” rate scenario to an up 100 basis point scenario (over the next twelve months) from a flat scenario at December 31, 2003. In the up 100 basis point scenario, prepayment speeds on mortgage-backed securities slow down, agency securities are less likely to be called, and borrowings are more likely to be called, resulting in a larger static gap liability-sensitive position than presented in the flat rate scenario at year end.

Table 18
INTEREST SENSITIVITY GAP ANALYSIS
(dollars in thousands)

	0-3 Months	4-12 Months	One to Three Years	After Three Years	Total
Interest-sensitive assets
Earning assets
Loans	$3,715,849	$993,360	$1,033,923	$259,402	$6,002,534
Investment securities (1)	200,885	666,262	953,477	2,028,435	3,849,059
Federal funds sold	4,477	--	--	--	4,477
Interest bearing balances with other banks	798	250	--	--	1,048

Total earning assets	$3,922,009	$1,659,872	$1,987,400	$2,287,837	$9,857,118

Interest-sensitive liabilities
Interest-bearing deposits
Interest checking	$--	$206,586	$241,017	$241,017	$688,620
Savings	--	16,032	80,161	64,130	160,323
Money market	1,957,809	114,356	81,683	81,683	2,235,531
Certificates of deposit	701,822	948,632	295,485	90,164	2,036,103

Total interest-bearing deposits	2,659,631	1,285,606	698,346	476,994	5,120,577
Other deposits (2)	--	92,475	462,376	369,902	924,753
Borrowings	1,789,447	910,714	25,066	959,157	3,684,384

Total interest-sensitive liabilities	4,449,078	2,288,795	1,185,788	1,806,053	9,729,714

Periodic interest-sensitive gap	(527,069)	(628,923)	801,612	481,784	127,404

Notional amount of interest rate swaps	(595,500)	414,500	50,000	131,000	--

Periodic interest-sensitive gap after interest
rate swaps	$(1,122,569)	$(214,423)	$851,612	$612,784	$127,404

Cumulative interest -sensitive gap	$(1,122,569)	$(1,336,992)	$(485,380)	$127,404	$--

(1)     Investment securities exclude the unrealized gain on the available for sale of securities of $17.1 million (pre-tax).
(2)    Other deposits consist of noninterest-bearing deposits, which respond in part to changes in interest rates.

        As indicated in Table 18, at March 31, 2004, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability-sensitive position of $1.3 billion, or 12.3% of total assets. The position indicated by the static gap has no direct reflection on net interest income. Although the static gap reflects a liability-sensitive position, the earnings at risk analysis shows TSFG with an asset-sensitive position, and one in which TSFG will benefit from an increase in interest rate.

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

        In connection with its interest rate management activities, TSFG uses futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. In 2003, TSFG increased its use of derivatives. For the first quarter 2004, loss on trading and derivative activities totaled $1.4 million, compared with a $120,000 loss for the same period in 2003.

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

        In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. At March 31, 2004, the fair value of derivative assets totaled $3.8 million and was related to fair value hedges. At March 31, 2004, the fair value of derivative liabilities totaled $5.4 million for fair value hedges and cash flow hedges and $460,000 for future contracts.

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

        TSFG’s off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below.

        Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business.

        For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2004, commercial and retail loan commitments totaled $1.3 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $1.5 million at March 31, 2004. Unused business credit card lines, which totaled $18.1 million at March 31, 2004, are generally for short-term borrowings.

        Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2004 was $94.7 million.

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

        At March 31, 2004, the fair value of derivative assets totaled $3.8 million and was related to fair value hedges. At March 31, 2004, the fair value of derivative liabilities totaled $5.4 million for fair value hedges and cash flow hedges and $460,000 for future contracts. The related notional amounts, which are not recorded on the consolidated balance sheets, totaled $642.9 million for the derivative assets and $418.8 million for the derivative liabilities.

        Credit Life & Disability Insurance. Carolina First Guaranty Reinsurance, Ltd. (“CFGRL”), a wholly-owned subsidiary of TSFG, offers credit life and disability insurance up to a single policy limit of $100,000 to customers of the Subsidiary Banks. As of March 31, 2004, CFGRL had in force insurance not recorded on the consolidated balance sheets of $27.9 million. A loss reserve, determined based on reported and past loss experience of in force policies totaled $167,000 at March 31, 2004.

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

        The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of March 31, 2004, totaled $985.0 million. At March 31, 2004, the Subsidiary Banks had approximately $1.1 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At March 31, 2004, the Subsidiary Banks had unused, unsecured short-term lines of credit from unrelated banks totaling $369.3 million (which are withdrawable at the lender’s option).

        The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At March 31, 2004, the Subsidiary Banks had qualifying collateral to secure advances up to $717.0 million, of which none was outstanding.

        At March 31, 2004, the parent company had unused short-term lines of credit totaling $20.0 million. These lines of credit, which are withdrawable at the lenders’ option, mature June 30, 2004 for $10.0 million and September 1, 2004 for $10.0 million.

        In the normal course of business, to meet the financial needs of its customers, TSFG, principally through the Subsidiary Banks, enters into agreements to extend credit. For amounts and types of such agreements at March 31, 2004, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s liquidity and could require additional sources of liquidity.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

        See “Market Risk and Asset/Liability Management” in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.  Disclosure Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

        TSFG’s Chief Executive Officer and Chief Financial Officer have evaluated TSFG’s disclosure controls and procedures as of March 31, 2004, and they concluded that these controls and procedures are effective.

         Changes in Internal Controls

        There have been no changes in internal control over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1   Legal Proceedings

        See Note 8 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 2   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On April 12, 2004, TSFG acquired 100% of the capital stock of Summit Title, LLC, an independent title insurance company based in Hendersonville, North Carolina. In connection with the acquisition, TSFG issued 8,371 shares of common stock. This issuance was exempt under Section 4(2) of the Securities Act of 1933 insofar as Summit Title had only one shareholder.

        On April 27, 2004, TSFG’s shareholders approved an increase in TSFG’s authorized common stock from 100 million shares to 200 million shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs
January 1, 2004 to January 31, 2004	--		$--	--	--
February 1, 2004 to February 29, 2004	26,578	(1)	29.87	--	--
March 1, 2004 to March 31, 2004	--		--	--	--

Total	26,578		$29.87	--	1,262,924

(1)     These shares were canceled in connection with option exercises.

Item 3    Defaults Upon Senior Securities

        None.

Item 4    Submission of Matters to a Vote of Securities Holders

        On April 27, 2004, TSFG held its 2004 Annual Meeting of Shareholders. At that meeting, the shareholders voted to approve all proposals presented in accordance with management's recommendations.

Item 5    Other Information

        None.

Item 6    Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation, restated as of March 17, 2003.
3.2	Articles of Amendment dated April 28, 2004.
31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                Reports on Form 8-K

Form 8-K dated January 20, 2004 announcing under Item 5 that TSFG had entered into a merger agreement with CNB Florida Bancshares, Inc. and under Item 7 attaching the merger agreement as an exhibit.

Form 8-K dated January 27, 2004 furnishing under Item 12 TSFG’s fourth quarter earnings release for 2003.

Form 8-K dated March 17, 2004 announcing under Item 5 that TSFG had entered into a merger agreement with Florida Banks, Inc. and under Item 7 attaching the merger agreement as an exhibit.

Form 8-K dated April 14, 2004 furnishing under Item 12 TSFG’s first quarter earnings release for 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.
Date: May 7, 2004	/s/ William S. Hummers III William S. Hummers III Vice Chairman and Executive Vice President (Principal Accounting and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, restated as of March 17, 2003.
3.2	Articles of Amendment dated April 28, 2004.
31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.