Form 10-Q
period 2004-06-30
SOUTH FINANCIAL GROUP INC
filed 2004-08-06
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

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
Yes   X     No

The number of outstanding shares of the issuer’s $1.00 par value common stock as of August 3, 2004 was 70,647,166.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	June 30,		December 31,
	2004	2003	2003
Assets
Cash and due from banks	$265,401	$212,445	$184,057
Interest-bearing bank balances	603	64,738	2,048
Federal funds sold	--	50,000	137
Securities
Trading	2,718	2,197	480
Available for sale	3,981,529	3,513,173	3,915,994
Held to maturity (market value $80,450, $71,410 and $93,188, respectively)	79,651	68,495	91,097

Total securities	4,063,898	3,583,865	4,007,571

Loans
Loans held for sale	22,908	60,661	29,619
Loans held for investment	6,246,953	4,688,591	5,732,205
Allowance for loan losses	(75,910)	(64,152)	(73,287)

Net loans	6,193,951	4,685,100	5,688,537

Premises and equipment, net	144,861	132,966	142,705
Accrued interest receivable	51,307	41,828	48,365
Intangible assets	344,195	245,007	353,079
Other assets	411,053	241,900	292,902

	$11,475,269	$9,257,849	$10,719,401

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$971,540	$814,945	$882,129
Interest-bearing	5,465,370	4,306,394	5,146,520

Total deposits	6,436,910	5,121,339	6,028,649
Federal funds purchased and repurchase agreements	1,001,192	702,792	834,866
Other short-term borrowings	354,692	42,452	56,079
Long-term debt	2,569,597	2,287,784	2,702,879
Debt associated with trust preferred securities	--	95,500	--
Accrued interest payable	23,342	21,799	24,520
Other liabilities	94,938	239,343	92,539

Total liabilities	10,480,671	8,511,009	9,739,532

Minority interest in consolidated subsidiary	--	86,616	--

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares;
issued and outstanding none	--	--	--
Common stock-par value $1 per share; authorized 200,000,000 shares;
issued and outstanding 59,796,124, 46,896,994, and 59,064,375 shares,
respectively	59,796	46,897	59,064
Surplus	724,374	412,608	712,788
Retained earnings	261,049	180,601	216,678
Guarantee of employee stock ownership plan debt and nonvested
restricted stock	(4,388)	(2,937)	(2,494)
Common stock held in trust for deferred compensation	(710)	(147)	(151)
Deferred compensation payable in common stock	710	147	151
Accumulated other comprehensive income (loss), net of tax	(46,233)	23,055	(6,167)

Total shareholders' equity	994,598	660,224	979,869

	$11,475,269	$9,257,849	$10,719,401

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended, June 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$80,348	$68,325	$158,365	$135,658
Interest and dividends on securities
Taxable	35,684	30,937	72,894	61,236
Exempt from Federal income taxes	1,906	1,105	3,665	2,326

Total interest and dividends on securities	37,590	32,042	76,559	63,562
Interest on short-term investments	23	212	51	330

Total interest income	117,961	100,579	234,975	199,550

Interest expense
Interest on deposits	20,003	18,335	39,453	36,334
Interest on borrowed funds	17,569	16,072	33,117	31,573

Total interest expense	37,572	34,407	72,570	67,907

Net interest income	80,389	66,172	162,405	131,643
Provision for loan losses	6,996	5,200	14,718	10,700

Net interest income after provision for loan losses	73,393	60,972	147,687	120,943
Noninterest income	25,995	23,975	55,283	43,861
Noninterest expenses, excluding merger-related costs	53,891	49,713	110,985	97,106
Merger-related costs	575	382	752	1,879

Income before income taxes and minority interest	44,922	34,852	91,233	65,819
Income taxes	14,935	11,153	28,953	21,063

Income before minority interest	29,987	23,699	62,280	44,756
Minority interest in consolidated subsidiary, net of tax	--	(1,000)	--	(2,012)

Net income	$29,987	$22,699	$62,280	$42,744

Average common shares outstanding, basic	59,494,363	46,629,666	59,354,354	46,975,635
Average common shares outstanding, diluted	60,837,792	47,760,781	60,823,631	48,007,767
Basic earnings per share	$0.50	$0.49	$1.05	$0.91

Diluted earnings per share	$0.49	$0.48	$1.02	$0.89

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock		Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Income(Loss)	Total
Balance, December 31, 2002		47,347,375	$47,347	$427,448	$147,854	$24,150	$646,799
Net income		--	--	--	42,744	--	42,744
Other comprehensive loss, net of
tax of $1,472		--	--	--	--	(1,095)	(1,095)
Comprehensive income		--	--	--	--	--	41,649

Cash dividends declared
($0.28 per common share)		--	--	--	(13,091)	--	(13,091)

Common stock activity:
Repurchase of stock		(1,272,805)	(1,273)	(27,285)	--	--	(28,558)
Acquisitions		146,808	147	3,353	454	--	3,954
Dividend reinvestment plan		70,428	71	1,408	--	--	1,479
Employee stock purchase plan		20,011	20	289	--	--	309
Restricted stock plan		67,023	67	3,806	(317)	--	3,556
Exercise of stock options		518,154	518	3,555	--	--	4,073
Common stock purchased by trust for
deferred compensation		--	--	--	(147)	--	(147)
Deferred compensation payable in
common stock		--	--	--	147	--	147
Miscellaneous		--	--	34	20	--	54
	>
Balance, June 30, 2003		46,896,994	$46,897	$412,608	$177,664	$23,055	$660,224

Balance, December 31, 2003		59,064,375	$59,064	$712,788	$214,184	$(6,167)	$979,869
Net income		--	--	--	62,280	--	62,280
Other comprehensive loss, net of tax
of $23,718		--	--	--	--	(40,066)	(40,066)

Comprehensive income		--	--	--	--	--	22,214

Cash dividends declared ($0.30 per
common share)		--	--	--	(17,909)	--	(17,909)
Common stock activity:
Exercise of stock options, including tax
benefit of $2,667		440,596	441	6,479	--	--	6,920
Restricted stock plan		202,289	202	2,818	(2,259)	--	761
Director compensation		4,710	5	131	--	--	136
Dividend reinvestment plan		58,687	59	1,575	--	--	1,634
Employee stock purchase plan		4,371	4	117	--	--	121
Acquisitions		21,108	21	528	241	--	790
Common stock purchased by trust for
deferred compensation		--	--	--	(559)	--	(559)
Deferred compensation payable in
common stock		--	--	--	559	--	559
Miscellaneous		(12)	--	(62)	124	--	62

Balance, June 30, 2004		59,796,124	$59,796	$724,374	$256,661	$(46,233)	$994,598

*     Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$62,280	$42,744
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	25,429	26,824
Provision for loan losses	14,718	10,700
Gain on sale of available for sale securities	(5,821)	(4,183)
Gain on equity investments	(3,823)	(1,875)
Gain on trading and derivative activities	(983)	(1,107)
Gain on disposition of assets and liabilities	(2,350)	(601)
Gain on sale of loans	(2,665)	(4,065)
Loss (gain) on disposition of premises and equipment	63	(53)
Loss on disposition of other real estate owned	522	351
Conservation grant of land	3,350	--
Impairment (recovery) loss from write-down of assets	(277)	449
Impairment (recovery) loss from write-down of mortgage servicing rights	(121)	496
Loss on early extinguishment of debt	1,429	--
Minority interest in consolidated subsidiary	--	2,012
Trading account assets, net	(2,187)	(1,751)
Origination of loans held for sale	(235,731)	(323,989)
Sale of loans held for sale and principal repayments	245,107	327,159
Other assets, net	(39,841)	(20,744)
Other liabilities, net	11,415	(3,750)

Net cash provided by operating activities	70,514	48,617

Cash flows from investing activities
Sale of securities available for sale	721,727	999,929
Maturity, redemption, call, or principal repayments of securities available for sale	737,430	1,440,730
Maturity, redemption, call, or principal repayments of securities held to maturity	10,839	34,117
Purchase of securities available for sale	(1,679,784)	(3,311,534)
Purchase of securities held to maturity	--	(19,797)
Origination of loans held for investment, net of principal repayments	(577,175)	(270,250)
Sale of other real estate owned	5,903	7,788
Sale of premises and equipment	1,193	2,564
Sale of long-lived assets held for sale	908	--
Purchase of premises and equipment	(12,462)	(7,874)
Disposition of assets and liabilities, net	(991)	(5,738)
Cash equivalents acquired, net of payment for purchase acquisitions	(360)	(471)

Net cash used for investing activities	(792,772)	(1,130,536)

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from financing activities
Deposits, net	482,053	537,782
Federal funds purchased and repurchase agreements, net	166,385	(407,884)
Short-term borrowings, net	298,160	(39,787)
Issuance of long-term debt	271,134	1,085,295
Payment of long-term debt	(402,665)	(18,814)
Prepayment penalty on early extinguishment of debt	(1,429)	--
Cash dividends paid on common stock	(17,824)	(13,162)
Cash dividends paid on minority interest	--	(3,014)
Repurchase of common stock	--	(28,558)
Other common stock activity	6,206	5,915

Net cash provided by financing activities	802,020	1,117,773

Net change in cash and cash equivalents	79,762	35,854
Cash and cash equivalents at beginning of year	186,242	291,329

Cash and cash equivalents at end of period	$266,004	$327,183

Supplemental cash flow data
Interest paid	$74,447	$67,971
Income taxes paid	27,880	19,431
Significant non-cash investing and financing transactions:
Security sales, redemptions and calls settled subsequent to quarter-end	90,643	--
Security purchases settled subsequent to quarter-end	(10,000)	(156,190)
Change in unrealized loss on available for sale securities	(64,351)	(248)
Loans transferred to other real estate owned	4,459	5,370
Premises and equipment, net transferred to long-lived assets held for sale	--	2,639

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

Nature of Operations

        TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including mortgage, trust, investment and insurance to consumers and commercial customers. At June 30, 2004, TSFG operated through 76 branch offices in South Carolina, 24 in North Carolina and 33 in northern and central Florida.

Principles of Consolidation

        The consolidated financial statements include the accounts of The South Financial Group, Inc. and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

        TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity’s activities. TSFG consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. TSFG’s wholly owned subsidiaries, South Financial Capital Trust I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, and MountainBank Capital Trust I, are VIEs for which TSFG is not the primary beneficiary. Accordingly, the accounts of these entities are not included in TSFG’s consolidated financial statements.

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

(2)      Supplemental Financial Information To Consolidated Statements of Income

        The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Noninterest income
Service charges on deposit accounts	$ 8,718	$ 7,581	$ 16,831	$14,541
Debit card income	975	628	1,789	1,152
Customer service fee income	800	528	1,472	1,011

Total customer fee income	10,493	8,737	20,092	16,704

Brokerage income	1,312	1,212	2,508	2,832
Trust income	1,030	930	1,957	1,801

Total brokerage and trust income	2,342	2,142	4,465	4,633

Bank-owned life insurance	3,458	1,933	5,748	3,881
Merchant processing income	2,431	2,071	4,444	3,407
Mortgage banking income	1,625	2,561	3,180	4,733
Insurance income	1,015	776	2,037	1,557
Gain on sale of available for sale securities	607	3,197	5,821	4,183
Gain on equity investments	1,013	--	3,823	1,875
Gain on trading and derivative activities	2,352	1,227	983	1,107
Gain on disposition of assets and liabilities	--	601	2,350	601
Other	659	730	2,340	1,180

Total noninterest income	$ 25,995	$23,975	$ 55,283	$43,861

Noninterest expenses
Salaries and wages	$ 19,917	$20,319	$ 38,776	$39,597
Employee benefits	7,034	5,419	13,949	10,735
Occupancy	5,185	4,668	10,257	9,282
Furniture and equipment	4,890	4,211	9,505	8,805
Professional fees	1,960	1,822	3,608	3,360
Merchant processing expense	1,910	1,607	3,469	2,656
Telecommunications	1,106	1,168	2,251	2,238
Amortization of intangibles	1,195	724	2,390	1,429
Impairment (recovery) loss from write-down of assets	(277)	268	(277)	268
Conservation grant of land	--	--	3,350	--
Loss on early extinguishment of debt	--	--	1,429	--
Sundry	10,971	9,507	22,278	18,736

Total noninterest expenses, excluding merger-related costs	53,891	49,713	110,985	97,106
Merger-related costs	575	382	752	1,879

Total noninterest expenses	$ 54,466	$50,095	$ 111,737	$98,985

(3)      Accumulated Other Comprehensive Income (Loss)

        The following summarizes accumulated other comprehensive (loss) income, net of tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Unrealized (losses) gains on available for sale securities
Balance at beginning of period	$11,038	$20,432	$(6,981)	$24,382
Other comprehensive loss:
Unrealized holding (losses) gains arising during the year	(91,299)	7,010	(54,707)	5,810
Income tax benefit (expense)	33,750	(2,535)	20,288	(3,445)
Less: Reclassification adjustment for gains included in net income	(1,620)	(3,197)	(9,644)	(6,058)
Income tax expense	579	1,183	3,492	2,204

	(58,590)	2,461	(40,571)	(1,489)

Balance at end of period	(47,552)	22,893	(47,552)	22,893

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	(530)	(105)	814	(232)
Other comprehensive income:
Unrealized gain on change in fair values	2,852	424	567	625
Income tax expense	(1,003)	(157)	(62)	(231)

	1,849	267	505	394

Balance at end of period	1,319	162	1,319	162

	$(46,233)	$23,055	$(46,233)	$23,055

(4)     Business Combinations

Summit Title, LLC

        On April 12, 2004, TSFG acquired Summit Title, LLC (“Summit”), an independent title insurance company based in Hendersonville, North Carolina. TSFG issued 8,371 shares of common stock valued at $245,000, acquired tangible assets totaling $86,000, assumed liabilities totaling $25,000, recorded a customer list intangible asset of $37,000, recorded a non-compete agreement intangible asset of $18,000, and recorded goodwill of $129,000. The customer list intangible is amortized on a straight-line basis over its estimated life of 10 years. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 7 years. In addition, TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2005, 2006, 2007, and 2008, based on revenue retention and earnings achievement. If issued, the earnout shares would increase goodwill. TSFG intends to use Summit as an additional source of noninterest income.

Amortization of Premiums and Discounts

        Premiums and discounts that resulted from recording the assets and liabilities acquired through acquisitions at their respective fair values are being amortized and accreted using methods that approximate a constant effective yield over the life of the assets and liabilities. This net amortization decreased net income before income taxes by $908,000 and $1.7 million for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, this net amortization decreased net income before income taxes by $598,000 and $928,000, respectively.

(5)     Disposition Of Assets And Liabilities

        In March 2004, TSFG executed a conservation grant of land in North Carolina, which resulted in the recognition of a gain totaling $2.4 million, included in noninterest income, and a deduction for the fair value of the contribution totaling $3.4 million, included in noninterest expenses.

        On June 28, 2004, TSFG completed the sale of substantially all of the assets and all liabilities of Community National Bank headquartered in Pulaski, Virginia. TSFG acquired Community National Bank in connection with its October 2003 acquisition of MountainBank Financial Corporation (“MBFC”) and it was outside TSFG’s targeted geographic market. In connection with this disposition, TSFG sold $40.4 million in loans and $60.0 million in deposits, recorded reductions of goodwill totaling $6.6 million and core deposit intangibles totaling $864,000. This transaction resulted in no book gain or loss. Since Community National Bank was immaterial to TSFG’s financial statements, presentation as a discontinued operation is not warranted.

(6)     Sale Of Long-Lived Assets

        In June 2004, TSFG sold three long-lived asset properties, which resulted in the recognition of an impairment recovery totaling $277,000 and a loss on the disposition of premises and equipment (included in other noninterest income) totaling $17,000. The net realizable value of these properties, which consisted of land and buildings, was estimated at $1.7 million, prior to their sale.

(7)     Gross Unrealized Losses On Investment Securities

        Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at June 30, 2004, were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale
U.S. Treasury	$219,692	$4,957	$--	$--	$219,692	$4,957
U.S. Government agencies	647,915	14,776	27,066	1,947	674,981	16,723
Mortgage-backed securities	1,700,348	46,033	239,672	6,558	1,940,020	52,591
State and municipals	172,881	4,530	699	49	173,580	4,579
Other investments	102,866	4,472	52,061	7,036	154,927	11,508

	$2,843,702	$74,768	$319,498	$15,590	$3,163,200	$90,358

Securities held to maturity
State and municipals	$33,554	$536	$323	$21	$33,877	$557
Other investments	--	--	--	--	--	--

	$33,554	$536	$323	$21	$33,877	$557

        The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, mortgage-backed securities, state and municipals, corporate bonds (a $2.3 million unrealized loss included in other investments), and Federal National Mortgage Association preferred stock (a $9.0 million unrealized loss included in other investments) summarized above were attributable to increases in interest rates, rather than credit quality. Since TSFG has the ability to hold these investments until a market price recovery or maturity, these investments are not considered impaired on an other-than-temporary basis.

        The unrealized loss included in other investments also includes a $140,000 unrealized loss on TSFG's investment in Affinity Technology Group, Inc. ("Affinity"). At June 30, 2004, TSFG's investment in Affinity was recorded at its pre-tax market value of $293,000 and had a basis of $433,000. Since the Affinity investment has been in a loss position for less than a quarter this investment is not considered impaired on an other-than-temporary basis.

(8)     Intangible Assets

        Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	June 30,		December 31,
	2004	2003	2003
Goodwill	$318,810	$227,520	$324,495
Core deposit premiums	37,782	26,869	38,770
Less accumulated amortization	(15,508)	(11,715)	(13,507)

	22,274	15,154	25,263

Non-compete agreement intangible	2,231	1,013	2,213
Less accumulated amortization	(480)	(160)	(294)

	1,751	853	1,919

Customer list intangible	1,595	1,558	1,558
Less accumulated amortization	(235)	(78)	(156)

	1,360	1,480	1,402

	$344,195	$245,007	$353,079

        The following summarizes the changes in the carrying amount of goodwill related to each of TSFG's business segments (in thousands) at and for the six months ended June 30, 2004:

	Carolina First Bank	Mercantile Bank	Other	Total
Balance, December 31, 2003	$206,780	$107,369	$10,346	$324,495
Purchase accounting adjustments related to acquisitions	1,444	(4)	(482)	958
Disposition	--	--	(6,643)	(6,643)

Balance, June 30, 2004	$208,224	$107,365	$3,221	$318,810

        The goodwill for each reporting unit was tested for impairment as of June 30, 2004 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” TSFG will continue to update this testing annually as of June 30th each year. The fair value of each reporting unit was estimated using a cash flow approach based upon the expected present value of future cash flows and a market approach based upon recent purchase transactions and public company market values. These valuations indicated that no impairment charge was required as of the June 30, 2004 test date.

        Amortization of intangibles totaled $2.1 million for core deposit premiums, $186,000 for non-compete agreement intangibles, and $79,000 for customer list intangibles for the six months ended June 30, 2004. Amortization of intangibles totaled $1.3 million for core deposit premiums, $69,000 for non-compete agreement intangibles, and $54,000 for customer list intangibles for the six months ended June 30, 2003.

        The estimates provided below exclude amortization expense for intangible assets related to TSFG’s acquisitions of CNB Florida Bancshares, Inc. (“CNB Florida”) and Florida Banks, Inc. (“Florida Banks”), which closed in July 2004. The estimated amortization expense for core deposit premiums for the years ended December 31 is as follows: $4.1 million for 2004, $3.5 million for 2005, $3.1 million for 2006, $2.6 million for 2007, $2.3 million for 2008, and an aggregate of $8.8 million for all the years thereafter. The estimated amortization expense for non-compete agreement intangibles is $372,000 for the year ended December 31, 2004, $373,000 for each of the years ended December 31, 2005 and 2006, $345,000 for 2007, $253,000 for 2008 and an aggregate of $221,000 for all the years thereafter. The estimated amortization expense for customer list intangibles is $159,000 for 2004, $160,000 for the years ended December 31, 2005 through 2008 and an aggregate of $640,000 for all the years thereafter.

(9)     Mortgage Servicing Rights

        The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”) (in thousands), which are included in other assets, at and for the six months ended June 30:

	2004	2003
Balance at beginning of year	$1,781	$4,386
MSRs amortized	(511)	(1,702)
MSR impairment recovery (loss) from the valuation of MSRs	121	(496)

	$1,391	$2,188

        The aggregate fair value of capitalized MSRs at June 30, 2004, December 31, 2003, and June 30, 2003 was $1.5 million, $1.9 million, and $2.3 million, respectively. At June 30, 2004, December 31, 2003, and June 30, 2003, the valuation allowance for capitalized MSRs totaled $1.7 million, $1.8 million, and $2.3 million, respectively.

        The estimated amortization expense for MSRs for the years ended December 31 is as follows: $1.0 million for 2004, $880,000 for 2005, and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

(10)      Commitments And Contingent Liabilities

Legal Proceedings

        TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG’s consolidated financial position or results of operations.

Environmental Remediation Costs

        TSFG acquired the former Beacon Manufacturing Company facility (“Beacon property”) in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MBFC. MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. Demolition, removal, and disposal of the debris in accordance with all state and federal regulatory guidelines are now complete. In addition, clean up of the oil spill, including releases to the adjacent Swannanoa River is substantially completed. TSFG continues to investigate, and if necessary remediate, any additional related environmental impacts and soil and groundwater contamination attributable to the facility. The environmental remediation liability, included in other liabilities, totaled $973,000 at June 30, 2004 and was based on available information. TSFG continues to evaluate the reserve level and may make purchase accounting adjustments, which would be treated as goodwill adjustments in the MBFC transaction, as more information becomes known. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves. The related estimated net realizable value of the other real estate owned, included in other assets, totaled $300,000 at June 30, 2004. On April 23, 2004, TSFG entered into a contract to sell the Beacon property to an independent third party that is not expected to result in a gain or loss. This transaction is contingent upon the purchaser conducting normal and customary due diligence and environmental review.

(11)     Share Information

        The following is a summary of the earnings per share calculations:

	Three Months Ended June 30,
	2004	2003
Net income (in thousands) (numerator)	$29,987	$22,699

Basic
Average common shares outstanding (denominator)	59,494,363	46,629,666

Earnings per share	$0.50	$0.49

Diluted
Average common shares outstanding	59,494,363	46,629,666
Average dilutive potential common shares	1,343,429	1,131,115

Average diluted shares outstanding (denominator)	60,837,792	47,760,781

Earnings per share	$0.49	$0.48

	Six Months Ended June 30,
	2004	2003
Net income (in thousands) (numerator)	$62,280	$42,744

Basic
Average common shares outstanding (denominator)	59,354,354	46,975,635

Earnings per share	$1.05	$0.91

Diluted
Average common shares outstanding	59,354,354	46,975,635
Average dilutive potential common shares	1,469,277	1,032,132

Average diluted shares outstanding (denominator)	60,823,631	48,007,767

Earnings per share	$1.02	$0.89

        The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

	Number of Shares	Range of Exercise Prices
For the three months ended
June 30, 2004	209,624	$28.03 to $31.26
June 30, 2003	388,297	$24.10 to $31.26

For the six months ended
June 30, 2004	112,893	$28.80 to $31.26
June 30, 2003	763,200	$22.34 to $31.26

(12)     Stock-Based Compensation

        At June 30, 2004, TSFG had three stock-based employee and director compensation option plans, which are described more fully in Note 30 to the Consolidated Financial Statements in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2003. TSFG accounts for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). Accordingly, except in situations where accelerated vesting occurs due to termination of employment, no compensation expense has been recognized for the stock-based option plans. The following table illustrates the effect on net income and earnings per share as if TSFG had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based compensation (dollars in thousands, except share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income
Net income, as reported	$ 29,987	$ 22,699	$ 62,280	$ 42,744
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for
all option awards, net of related income tax effect	307	84	884	613

Pro forma net income	$ 29,680	$ 22,615	$ 61,396	$ 42,131

Basic earnings per share
As reported	$ 0.50	$ 0.49	$ 1.05	$ 0.91
Pro forma	0.50	0.48	1.03	0.90

Diluted earnings per share
As reported	$ 0.49	$ 0.48	$ 1.02	$ 0.89
Pro forma	0.49	0.47	1.01	0.88

(13)     Merger-Related And Direct Aquisition Costs

        In connection with acquisitions, TSFG recorded pre-tax merger-related costs, included in expense, and direct acquisition costs, included in goodwill. The merger-related and acquisition costs were recorded as incurred. The following summarizes these charges (in thousands):

	Six Months Ended June 30,
	2004	2003
Merger-related costs
Compensation-related expenses	$ 485	$ 585
System conversion costs	23	574
Impairment loss from write-down of assets	--	181
Travel	5	49
Advertising	(35)	30
Other	274	460

	$ 752	$1,879

Direct acquisition costs
Investment banking and professional fees	$ 150	$ 114
Contract and lease terminations	318	--
Severance	(36)	109

	$ 432	$ 223

        At June 30, 2004, the accrual of merger-related costs totaled $1.1 million, and the accrual of direct acquisition costs totaled $300,000.

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

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Three Months Ended June 30, 2004
Net interest income	$62,435	$19,167	$(1,213)	$--	$80,389
Provision for loan losses	5,116	1,866	14	--	6,996
Noninterest income	20,399	4,021	18,108	(16,533)	25,995
Noninterest expenses, excluding merger-related costs	38,596	11,899	19,929	(16,533)	53,891
Merger-related costs	575	--	--	--	575
Amortization of intangibles (a)	803	320	72	--	1,195
Income tax expense	12,818	3,131	(1,014)	--	14,935
Net income	25,729	6,292	(2,034)	--	29,987

Six Months Ended June 30, 2004
Net interest income	$126,845	$37,783	$(2,223)	$--	$162,405
Provision for loan losses	11,243	3,445	30	--	14,718
Noninterest income	42,401	7,753	37,844	(32,715)	55,283
Noninterest expenses, excluding merger-related costs	80,044	24,339	39,317	(32,715)	110,985
Merger-related costs	765	(13)	--	--	752
Amortization of intangibles (a)	1,606	641	143	--	2,390
Income tax expense	24,493	5,634	(1,174)	--	28,953
Net income	52,701	12,131	(2,552)	--	62,280

June 30, 2004
Total assets	$8,949,809	$2,821,241	$1,231,153	$(1,526,934)	11,475,269
Total loans	4,723,504	1,581,314	1,068	(36,025)	6,269,861
Total deposits	4,842,175	1,650,548	--	(55,813)	6,436,910

(a) Included in noninterest expenses

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Three Months Ended June 30, 2003
Net interest income	$50,955	$16,731	$(1,514)	$--	$66,172
Provision for loan losses	3,892	1,318	(10)	--	5,200
Noninterest income	17,950	5,700	15,679	(15,354)	23,975
Noninterest expenses, excluding merger-related costs	34,715	12,644	17,708	(15,354)	49,713
Merger-related costs	108	254	20	--	382
Amortization of intangibles (a)	315	389	20	--	724
Income tax expense	9,662	2,629	(1,138)	--	11,153
Minority interest in consolidated subsidiary, net of tax	(1,000)	--	--	--	(1,000)
Net income	19,528	5,586	(2,415)	--	22,699

Six Months Ended June 30, 2003
Net interest income	$102,979	$31,718	$(3,054)	$--	$131,643
Provision for loan losses	7,390	3,308	2	--	10,700
Noninterest income	32,995	8,631	30,897	(28,662)	43,861
Noninterest expenses, excluding merger-related costs	67,012	24,475	34,281	(28,662)	97,106
Merger-related costs	431	1,428	20	--	1,879
Amortization of intangibles (a)	630	779	20	--	1,429
Income tax expense	19,797	3,566	(2,300)	--	21,063
Minority interest in consolidated subsidiary, net of tax	(2,012)	--	--	--	(2,012)
Net income	39,332	7,572	(4,160)	--	42,744

June 30, 2003
Total assets	$7,125,070	$2,147,670	$964,574	$(979,465)	$9,257,849
Total loans	3,534,484	1,249,366	100,028	(134,626)	4,749,252
Total deposits	3,740,847	1,406,221	--	(25,729)	5,121,339

(15)     Subsequent Events

        CNB Florida Bancshares, Inc. On July 16, 2004, TSFG acquired CNB Florida, headquartered in Lake City, Florida. At June 30, 2004, CNB Florida operated primarily through 16 branch offices in Northeast Florida and had total assets of $846.4 million, total loans of $710.3 million, and total deposits of $756.3 million. The aggregate purchase price was $161.9 million, which consisted of 5,312,974 shares of TSFG common stock valued at $154.0 million, $2,000 of cash paid in lieu of fractional shares, outstanding employee stock options valued at $6.6 million, and TSFG’s equity investment of 125,000 common shares in CNB Florida, which had a basis of $1.3 million and were canceled effective with the acquisition closing date.

        Florida Banks, Inc. On July 16, 2004, TSFG acquired Florida Banks, headquartered in Jacksonville, Florida. At June 30, 2004, Florida Banks operated primarily through seven branch offices in Florida and had total assets of $1.0 billion, total loans of $822.3 million, and total deposits of $866.4 million. The aggregate purchase price was $175.9 million, which consisted of 5,418,890 shares of TSFG common stock valued at $158.5 million, $2,000 of cash paid in lieu of fractional shares, outstanding employee stock options valued at $9.7 million, and TSFG’s equity investments of 291,500 common shares and 50,000 preferred shares in Florida Banks, which had a basis of $7.7 million and were canceled effective with the acquisition closing date.

        As is the case with all of its bank acquisitions, TSFG is in the process of evaluating whether any branch offices acquired are outside of its geographic market focus, whether consolidation with existing branch offices is warranted, and whether all products and services offered provide the proper balance of profitability and risk. In July 2004, due to branch office consolidation associated with these two acquisitions, Mercantile Bank closed three branch offices.

(16)     Management’s Opinion

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

        The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flow of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”). TSFG may also be referred to herein as “we”, “us”, or “our”, except where the context requires otherwise. This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2003. Results of operations for the six months ended June 30, 2004 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

        TSFG primarily operates through two wholly-owned subsidiary banks, Carolina First Bank and Mercantile Bank, which are collectively referred to as the “Subsidiary Banks.”

Website Availability of Reports Filed with the Securities and Exchange Commission

        All of TSFG’s electronic filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

Forward-Looking Statements

        This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;
•	changes in interest rates, deposit rates, the net interest margin, and funding sources;
•	market risk and inflation;
•	risks inherent in making loans including repayment risks and value of collateral;
•	loan growth, the adequacy of the allowance for loan losses, provision for loan losses, the assessment of problem loans (including loans acquired via acquisition), and the performance of the Rock Hill Bank & Trust “workout loans”;
•	level, composition, and repricing characteristics of the securities portfolio;
•	fluctuations in consumer spending;
•	competition in the banking industry and demand for our products and services;
•	dependence on senior management;
•	technological changes;
•	ability to increase market share;
•	income and expense projections;
•	risks associated with income taxes, including the potential for adverse adjustments;
•	acquisitions, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration difficulties;
•	significant delay or inability to execute strategic initiatives designed to grow revenues;
•	changes in accounting policies and practices;
•	changes in regulatory actions, including the potential for adverse adjustments;
•	changes, costs, and effects of litigation, and environmental remediation; and
•	recently-enacted or proposed legislation.

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

Overview

        Founded in 1986, TSFG is a financial holding company that operates primarily in fast-growing banking markets in the Southeast. TSFG has approximately $13.5 billion in total assets with 153 branch offices in South Carolina, North Carolina, and Florida following its July 2004 acquisitions of CNB Florida Bancshares, Inc. (“CNB Florida”) and Florida Banks, Inc. (“Florida Banks”). TSFG operates primarily through two subsidiary banks:

•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, operates in South Carolina, North Carolina, and on the Internet under the brand name, Bank CaroLine; and
•	Mercantile Bank operates principally in the Jacksonville, Orlando, Tampa Bay, and Gainesville, Florida markets.

TSFG uses a super-community bank strategy serving small and middle market businesses and retail consumers by offering a broad range of financial services, including cash management, investments, insurance, and trust services.

        On July 16, 2004, TSFG completed its acquisitions of CNB Florida and Florida Banks. The system conversions associated with these acquisitions have been completed, and the operations are now conducted through Mercantile Bank, TSFG’s Florida banking subsidiary. CNB Florida operated through 16 branch offices in Northeast Florida and had approximately $846.4 million in assets at June 30, 2004. Florida Banks operated through seven banking centers in Tampa, Jacksonville, Gainesville, Ft. Lauderdale, Ocala, and West Palm Beach and had approximately $1.0 billion in assets at June 30, 2004. With the completion of these mergers, approximately 40% of TSFG’s total deposits are in Florida. These acquisitions build on TSFG’s existing Florida franchise, advancing efforts to expand in markets with favorable population and per capita income growth prospects.

        Approximately 45% of TSFG’s growth has come through acquisitions. TSFG may continue to consider acquisitions that meet its acquisition criteria of strategic franchise enhancement, accretion to cash earnings per share within 12 months, and consistency with three-year performance goals.

        The average projected growth rates for TSFG’s markets exceed the Southeastern and United States medians for household growth and per capita income growth. This market strength enhances TSFG’s opportunities to grow loans and deposits and provide noninterest income products and services. TSFG ranks fourth in total deposit share in South Carolina, a $45 billion deposit market. TSFG’s Florida markets are significantly larger with total market deposits of approximately $36 billion for Tampa/St. Petersburg, $23 billion for Orlando, and $16 billion for Jacksonville. Following the July 2004 acquisitions, TSFG ranks ninth in total deposit share in the Florida markets in which we operate and eighteenth in the entire state of Florida.

        For the first six months of 2004, TSFG reported net income of $62.3 million, an increase of 45.7% from $42.7 million for the six months ending June 30, 2003. Double-digit growth in total revenues, slower growth in noninterest expenses, and effective merger integration drove the increase. For the first six months of 2004, net income per diluted share totaled $1.02, a 14.6% increase from $0.89 per diluted share for the first six months of 2003. For the same period, average diluted shares outstanding increased 26.7%, principally as a result of the acquisition of MountainBank Financial Corporation (“MBFC” or “MountainBank”) and a common equity offering, both of which occurred in the fourth quarter of 2003.

        For the first half of 2004, net interest income, TSFG’s primary source of revenue, accounted for 74.6% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income for the six months ended June 30, 2004 increased 23.4% over the corresponding period in 2003, principally due to strong organic loan growth, the acquisition of MountainBank, and higher investment securities.

        TSFG believes that noninterest income, particularly fee income from providing other products and services, represents one of its best opportunities for revenue growth. Noninterest income increased to $55.3 million for the first six months of 2004, up 26.0% from $43.9 million for the first six months of 2003. For the first half of 2004, noninterest income included $9.6 million in gains on sales of securities and a $2.4 million gain on disposition of land associated with a conservation grant, compared with $6.1 million in gains on sales of securities and a $601,000 gain on the sale of a branch office in the first half of 2003. Excluding these gains on asset sales, customer fee income (service charges on deposit accounts, debit card income, and customer service fee income), bank-owned life insurance, merchant processing income, and mortgage banking income represent TSFG’s largest sources of noninterest income, accounting for 77.3% of noninterest income for the six months ended June 30, 2004.

        For the first six months of 2004, noninterest expenses totaled $111.7 million, which included $5.2 million from non-operating expenses (principally conservation grant of land, loss on early extinguishment of debt, and merger-related costs). Excluding the non-operating items, noninterest expenses increased by 10.0% for the first six months of 2004, compared with the first six months of 2003. Personnel expense, the largest component, accounts for close to half of total noninterest expenses, excluding non-operating items.

        During the first half of 2004, TSFG reduced the level of its securities portfolio as a percentage of total assets to 35.4% at June 30, 2004 from 38.7% at June 30, 2003. TSFG expects this percentage to continue to decline.

        TSFG’s strong loan growth continued during the first six months of 2004. Loans held for investment at June 30, 2004 increased 33.2% over June 30, 2003. Adjusting for $772.8 million in loans held for investment acquired in the MountainBank merger and $40.4 million sold in the Community National Bank disposition (a small national bank acquired in the MountainBank acquisition), the organic loan growth for this period was 17.6%. TSFG’s loan growth was well-diversified throughout its markets.

        At June 30, 2004, nonperforming assets as a percentage of loans held for investment and other real estate owned was 0.92%, including the Rock Hill Workout Loans, and 0.64%, excluding the Rock Hill Workout Loans. This follows an improving trend that began in the second quarter of 2002. Net loan charge-offs for the first six months of 2004 totaled 0.39%, including the Rock Hill Workout Loans, and 0.36%, excluding the Rock Hill Workout Loans. Loan portfolio credit quality can have a dramatic impact on earnings. TSFG manages its credit risk through an early warning credit risk management system, designed to lower credit costs. TSFG’s provision for loan losses increased to $14.7 million for the six months ended June 30, 2004 from $10.7 million for the six months ended June 30, 2003, primarily as a result of the increased provision associated with strong loan growth.

        TSFG gained core deposits and enhanced its deposit mix, reflecting successful sales and promotional campaigns. Average deposits for the first half of 2004 increased 28.5% over the corresponding period in 2003. Average deposit transaction account balances increased 45.1% during the same period, driven by growth in money market and noninterest-bearing deposits. Average deposit transaction account balances as a percentage of average total deposits increased to 66.0% from 58.4% for the six months ended June 30, 2003.

        TSFG’s tangible equity to tangible asset ratio increased to 5.84% at June 30, 2004 from 4.61% at June 30, 2003, primarily due to $161.1 million in new capital raised in November 2003 and retention of earnings. The decline from 6.05% at December 31, 2003 is due to the increased unrealized loss on available for sale securities associated with changes in interest rates.

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

        Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management considers the period-end Allowance appropriate and adequate to cover probable losses in the loan portfolio. However, management’s judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of TSFG.

        The Allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require us to adjust our Allowance based on information available to them at the time of their examination. Historically, TSFG’s Allowance reported on its consolidated financial statements has been materially correct and we do not believe that it is reasonably likely that such estimates/assumptions will change in the future; however, such changes are difficult to predict.

   Income Taxes

        Management uses certain assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.

        No assurance can be given that either the tax returns submitted by management or the income tax reported on the consolidated financial statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. TSFG is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. Historically, TSFG’s estimated income taxes reported on its consolidated financial statements have been materially correct and we do not believe that it is reasonably likely that such estimates/assumptions will change in the future; however, such changes are difficult to predict. The Internal Revenue Service is currently examining TSFG’s 1999 through 2002 federal income tax returns.

   Accounting for Acquisitions

        TSFG has grown its operations, in part, through bank and non-bank acquisitions. Since 2000, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), TSFG has used the purchase method of accounting to account for acquisitions. Under this method, TSFG is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to periodic impairment tests, on an annual basis, or more often, if events or circumstances indicate that there may be impairment. These tests, which TSFG performed as of June 30, 2004, 2003, and 2002, use estimates such as projected cash flows, discount rates, time periods, and comparable market values in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

        TSFG tests for goodwill impairment by determining the fair value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair value, the potential for impairment exists, and a second step of impairment testing is required. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its fair value.

        The valuations as of June 30, 2004 indicated that no impairment charge was required as of that test date. Historically, TSFG’s acquisition intangibles reported on its consolidated financial statements have been materially correct and we do not believe that it is reasonably likely that such estimates/assumptions will change in the future; however, such changes are difficult to predict.

        Please see the Annual Report of TSFG on Form 10-K for the year ended December 31, 2003, Item 8, Note 1 to the Consolidated Financial Statements for a description of TSFG’s significant accounting policies.

Acquisitions and Sales

        The following table summarizes TSFG’s acquisitions completed during 2003 and 2004 through July 31, 2004. All of the transactions were accounted for using the purchase method of accounting. TSFG’s consolidated financial statements include the results of the acquired company’s operations since the acquisition date.

Table 1
SUMMARY OF COMPLETED ACQUISITIONS
(dollars in thousands)

	Acquisition Date	Total Assets		Shares Issued		Purchase Price Paid in Cash	Identifiable Intangible Assets		Goodwill
Bank acquisitions
CNB Florida
Lake City, Florida	7/16/04	$839,148	(1)	5,312,974		$ --	$12,564	(2)	104,599	(2)

Florida Banks
Jacksonville, Florida	7/16/04	1,032,197	(1)	5,418,890		--	5,504	(2)	135,490	(2)

MBFC
Hendersonville, North Carolina	10/03/03	943,39	(1)	5,485,293		--	12,113		89,489

Insurance agency/other acquisitions
Summit Title, LLC
Hendersonville, North Carolina	04/12/04	86	(1)	8,371	(3)	--	55		129

Allied Assurance
Columbia, South Carolina	09/22/03	95	(1)	2,365	(4)	--	--		83

American Pensions, Inc.
Mount Pleasant, South Carolina	04/30/03	348	(1)	159,839		--	1,050		3,221

(1)	Book value at the acquisition date.
(2)	TSFG is in the process of obtaining third-party valuations of certain assets and liabilities as of the acquisition date; thus, the amount allocated to goodwill and identifiable intangible assets is subject to adjustment.
(3)	TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2005, 2006, 2007, and 2008, based on revenue retention and earnings achievement.
(4)	TSFG agreed to issue annual earnout shares, valued at approximately $45,000, for each of August 31, 2004, 2005, 2006, and 2007, based on revenue retention.

        As part of its acquisition strategy, TSFG considers acquisitions in its targeted footprint in markets typically growing faster than the United States and Southeast medians for household growth and per capita income growth. Table 2 summarizes the geographic markets for TSFG's bank acquisitions completed during 2003 and 2004.

Table 2
SUMMARY OF BANK ACQUISITIONS - GEOGRAPHIC MARKETS

	Acquisition Date	Number of Branches	Geographic Markets
CNB Florida	7/16/04	16	Northeast and North Central Florida
Florida Banks	7/16/04	7	Tampa, Jacksonville, Alachua County (Gainesville), Broward County (Ft. Lauderdale), Pinellas County (Largo), Marion County (Ocala), and West Palm Beach
MBFC	10/03/03	19	Western North Carolina, including Asheville and Hendersonville

   Acquisitions Completed Subsequent to Quarter End

        In connection with these two acquisitions, CNB Florida and Florida Banks were merged into Mercantile Bank. TSFG’s composition of loans, securities, and deposits remained similar after adding CNB Florida and Florida Banks balances. These two acquisitions build on TSFG’s existing Florida franchise, advancing TSFG’s strategy to expand in markets with favorable population and per capita income growth prospects. In July 2004, due to branch office consolidation associated with these two acquisitions, Mercantile Bank closed three branch offices. TSFG anticipates incurring aggregate pre-tax merger-related costs between approximately $9 million and $10 million, included in noninterest expenses, largely in the third quarter. See Note 15 to the consolidated financial statements for additional information related to these acquisitions.

   Sale

        On June 28, 2004, TSFG completed the sale of substantially all of the assets and all liabilities of Community National Bank. Headquartered in Pulaski, Virginia, Community National Bank, acquired in connection with TSFG’s October 2003 acquisition of MBFC, was outside TSFG’s targeted geographic market. In connection with this disposition, TSFG sold $40.4 million in loans and $60.0 million in deposits and recorded reductions of goodwill totaling $6.6 million and core deposit intangibles totaling $864,000. This transaction resulted in no book gain or loss. Since Community National Bank is immaterial to TSFG’s financial statements, presentation as a discontinued operation is not warranted. For the period from January 1, 2004 to June 28, 2004, Community National Bank’s net income totaled $91,000.

Balance Sheet Review

   Loans

        TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At June 30, 2004, outstanding loans totaled $6.3 billion, which equaled 97.4% of total deposits and 54.6% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida. At June 30, 2004, less than 5% of the portfolio was unsecured. The portfolio contains no “highly leveraged transactions,” as defined by regulatory authorities.

        Loans held for investment increased $1.6 billion, or 33.2%, to $6.2 billion at June 30, 2004 from $4.7 billion at June 30, 2003. This increase included $732.4 million in net acquired loans held for investment ($772.8 million from the acquisition of MountainBank, net of $40.4 million sold in connection with the disposition of Community National Bank). For the same period, organic growth in loans held for investment, which excludes the net acquired loans, totaled 17.6%, accelerating in the first six months of 2004. Organic loan growth totaling 19.5% annualized for the first six months of 2004 (excludes the sale of Community National Bank loans totaling $40.4 million) consisted primarily of commercial, indirect consumer and home equity loans. Originations of residential mortgage loans decreased and most of these loans were sold in the secondary market. Loans held for sale decreased $37.8 million to $22.9 million at June 30, 2004 from $60.7 million at June 30, 2003, primarily related to lower mortgage originations and selling or transferring the loans held for sale that were acquired in connection with TSFG’s acquisition of Gulf West Banks, Inc. in 2002.

        Table 3 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 3
LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

	June 30,		December 31,
	2004	2003	2003
Commercial, financial and agricultural	$1,179,215	$982,947	$1,358,409
Real estate - construction (1)	747,563	573,468	619,124
Real estate - residential mortgages (1-4 family)	1,002,307	675,018	940,744
Commercial secured by real estate (1)	2,548,263	1,878,573	2,146,650
Consumer	769,605	578,491	667,278
Lease financing receivables	--	94	--

Loans held for investment	6,246,953	4,688,591	5,732,205
Loans held for sale	22,908	60,661	29,619
Allowance for loan losses	(75,910)	(64,152)	(73,287)

Total net loans	$6,193,951	$4,685,100	$5,688,537

Percentage of loans held for investment
Commercial, financial and agricultural	18.9%	21.0%	23.7%
Real estate - construction (1)	12.0	12.2	10.8
Real estate - residential mortgages (1-4 family)	16.0	14.4	16.4
Commercial secured by real estate (1)	40.8	40.1	37.5
Consumer	12.3	12.3	11.6
Lease financing receivables	--	--	--

Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

        Table 4 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 3, which stratifies the portfolio by collateral type and borrower type.

Table 4
LOAN PORTFOLIO COMPOSITION BASED ON LOAN PURPOSE
(dollars in thousands)

	June 30,		December 31,
	2004	2003	2003
Commercial loans
Commercial and industrial	$1,594,181	$1,265,383	$1,591,157
Owner - occupied real estate (1)	674,308	725,735	634,604
Commercial real estate	2,400,767	1,518,286	2,071,242

	4,669,256	3,509,404	4,297,003

Consumer loans
Indirect - sales finance	711,004	479,616	586,325
Direct retail	297,548	265,913	306,476
Home equity	426,133	287,087	384,037

	1,434,685	1,032,616	1,276,838

Mortgage loans	143,012	146,571	158,364

Total loans held for investment	$6,246,953	$4,688,591	$5,732,205

Percentage of loans held for investment
Commercial and industrial	25.5%	27.0%	27.8%
Owner - occupied real estate (1)	10.8	15.5	11.1
Commercial real estate	38.4	32.4	36.0
Consumer	23.0	22.0	22.3
Mortgage	2.3	3.1	2.8

Total	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

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

        Home equity loans are loans to homeowners, secured by junior mortgages on their primary residences, to finance personal, family, or household needs. These loans may be in the form of amortizing loans or lines of credit with terms up to 15 years.

        Mortgage loans are loans to individuals, secured by first mortgages on single-family residences, to finance the acquisition of those residences. These loans, originated by TSFG’s mortgage lending division, do not qualify for immediate sale but are judged sellable with seasoning. They are underwritten to secondary market standards and are sold, from time to time, as they become sellable to secondary market investors.

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

Table 5
COMMERCIAL REAL ESTATE LOANS
(dollars in thousands)

	June 30, 2004		December 31, 2003
	Balance	% of Total	Balance	% of Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$447,393	18.6%	$360,173	17.4%
Upstate South Carolina (Greenville)	334,121	13.9	321,401	15.5
North Coastal South Carolina (Myrtle Beach)	321,092	13.4	286,251	13.8
Midlands South Carolina (Columbia)	280,882	11.7	258,870	12.5
Tampa Bay Florida	249,380	10.4	221,172	10.7
South Coastal South Carolina (Charleston)	242,010	10.1	198,419	9.6
Central Florida (Orlando)	219,660	9.1	196,677	9.5
Other (1)	306,229	12.8	228,279	11.0

Total commercial real estate loans	$2,400,767	100.0%	$2,071,242	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$657,248	27.4%	$463,984	22.4%
Hotel/motel	252,214	10.5	239,266	11.5
Mixed use	207,042	8.6	219,232	10.6
Retail	204,841	8.5	156,592	7.5
Undeveloped land	198,906	8.3	154,384	7.5
1-4 family residential	171,903	7.2	140,917	6.8
Residential construction	163,673	6.8	131,716	6.4
Multi-family residential	146,837	6.1	110,085	5.3
Other (1)	398,103	16.6	455,066	22.0

Total commercial real estate loans	$2,400,767	100.0%	$2,071,242	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.
Note:	At June 30, 2004 and December 31, 2003, average loan size for commercial real estate loans totaled $353,000 and $324,000, respectively.

        TSFG has set a house-lending limit of $25 million, well below the legal lending limit of $107.7 million at June 30, 2004. The 20 largest relationships, which range from $25 million in total commitments to $20 million for the 20th largest relationship, have an aggregate outstanding principal balance of $258.5 million, or 4.1% of total loans held for investment, at June 30, 2004.

        At June 30, 2004, the loan portfolio included commitments totaling $284.8 million in “shared national credits” (multi-bank credit facilities of $20 million or more). Outstandings under these commitments totaled $95.8 million. By policy, TSFG participates in shared national credits only if the borrower is headquartered or conducts business in our market, the borrower is in an industry familiar to us, we meet directly with the borrower to conduct our analysis, and the opportunity exists to establish an ongoing banking relationship with us. None of these credits were classified in the most recent report on shared national credits prepared by the regulatory agencies.

   Credit Quality

        A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG’s credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and after-the-fact review by credit risk management of loans approved by lenders. Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with underwriting and loan monitoring policies is closely supervised. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities are monitored by Credit Committees of each banking subsidiary’s Board of Directors, which meet monthly to review credit quality trends, new large credits, loans to insiders, large problem credits, credit policy changes, and reports on independent credit audits of branch offices.

        To facilitate comparisons, Table 6 presents credit quality indicators two ways: one that includes all loans and one that excludes the Rock Hill Workout Loans. On October 31, 2002, loans totaling $191.3 million were acquired from Rock Hill Bank. Prior to the closing and in connection with identified problem loans, Rock Hill Bank had charged-off a significant portion of its loan portfolio and established additional reserves. At closing, TSFG segregated certain identified problem loans into a separately managed portfolio, referred to as the “Rock Hill Workout Loans.” At June 30, 2004, this portfolio totaled $24.2 million, down from $50.6 million at June 30, 2003. Nonperforming assets for the Rock Hill Workout Loans at June 30, 2004 totaled $17.9 million, and the allowance for loan losses was $2.7 million. Net loan charge-offs for the Rock Hill Workout Loans totaled $883,000 for the first six months of 2004. TSFG expects nonperforming assets and the allowance for loan losses to decline as the Rock Hill Workout Loans continue to be liquidated, moved to performing status, or otherwise resolved. TSFG believes that the Rock Hill Workout Loans will largely be resolved during the next few quarters with minimal impact to 2004 net income. Where appropriate, TSFG has provided credit quality measures excluding the Rock Hill Workout Loans to identify core credit quality measures and trends.

Table 6
NONPERFORMING ASSETS
(dollars in thousands)

	June 30,				December 31,
	2004		2003		2003
Nonperforming Assets Including the Rock Hill Workout Loans
Loans held for investment	$6,246,953		$4,688,591		$5,732,205
Allowance for loan losses	75,910		64,152		73,287
Nonaccrual loans - commercial	46,436		54,306		47,137
Nonaccrual loans - consumer	2,133		2,928		2,686
Restructured loans	--		--		--

Total nonperforming loans	48,569		57,234		49,823
Other real estate owned	8,985		7,827		10,951

Total nonperforming assets	$57,554		$65,061		$60,774

Loans past due 90 days or more (mortgage and consumer) (1)	$3,930		$5,456		$3,960

Total nonperforming assets as a percentage of loans held for
investment and other real estate owned	0.92%		1.39%		1.06%

Allowance for loan losses to nonperforming loans	1.56	x	1.12	x	1.47	x

Rock Hill Workout Loans
Loans held for investment	$24,159		$50,632		$28,603
Allowance for loan losses	2,718		8,354		3,164

Total nonperforming loans (2)	15,937		25,559		18,185
Other real estate owned	1,971		--		1,390

Total nonperforming assets	$17,908		$25,559		$19,575

Nonperforming Assets Excluding the Rock Hill Workout Loans
Loans held for investment	$6,222,794		$4,637,959		$5,703,602
Allowance for loan losses	73,192		55,798		70,123

Total nonperforming loans	32,632		31,675		31,638
Other real estate owned	7,014		7,827		9,561

Total nonperforming assets	$39,646		$39,502		$41,199

Total nonperforming assets as a percentage of loans held for
investment and other real estate owned	0.64%		0.85%		0.72%

Allowance for loan losses to nonperforming loans	2.24	x	1.76	x	2.22	x

(1)	TSFG’s accrued interest reserve associated with these loans totaled $295,000, $513,000, and $474,000 at June 30, 2004, June 30, 2003, and December 31, 2003, respectively.
(2)	At June 30, 2004, $9.5 million of the $15.9 million in nonperforming loans had a specific allowance of zero, due primarily to charge-offs of specific allowances previously allocated thereto that have occurred since acquisition of these Rock Hill Workout Loans.
Note:	Nonperforming assets exclude personal property repossessions, which totaled $720,000, $1.3 million, and $1.0 million, at June 30, 2004, June 30, 2003, and December 31, 2003, respectively.

        Credit Quality Including Rock Hill Workout Loans. Nonperforming assets declined to 0.92% of loans held for investment and other real estate owned at June 30, 2004 from 1.39% at June 30, 2003. Net loan charge-offs decreased to 0.39% of average loans held for investment for the first six months of 2004 from 0.75% for the first six months of 2003, primarily due to the disposition of fully-reserved Rock Hill Workout Loans in 2003. Accordingly, the allowance for loan losses declined to 1.22% of period-end loans held for investment at June 30, 2004 from 1.37% at June 30, 2003.

        Credit Quality Excluding Rock Hill Workout Loans. Core nonperforming assets (which exclude the Rock Hill Workout Loans) improved to 0.64% of loans held for investment and other real estate owned at June 30, 2004 from 0.85% at June 30, 2003. Net loan charge-offs totaled $10.7 million, or 0.36% of average loans held for investment for the first six months of 2004, down from 0.45% of average loans held for investment for the first six months of 2003. The allowance for loan losses as a percentage of loans held for investment decreased slightly to 1.18% at June 30, 2004 from 1.20% at June 30, 2003. However, the allowance coverage increased to 2.24 times nonperforming loans at June 30, 2004 from 1.76 times at June 30, 2003.

        Management believes that loss exposure in its loan portfolio is identified, adequately reserved for in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance for loan loss adequacy. Future credit quality trends will depend in part on the direction of the economy and the performance of the loan portfolios acquired from the acquisitions of CNB Florida and Florida Banks. Current economic outlook does not provide a clear signal of the economic direction. If the economy continues to improve, TSFG expects the core nonperforming asset ratio to remain stable or improve slightly. TSFG expects higher net loan charge-offs in the third quarter 2004, due to anticipated resolution of nonperforming loans with relatively large allocated reserves. The charge-off ratio should then decline in the fourth quarter, returning to a level more similar to that for the first half of 2004.

        Certain of the Rock Hill Workout Loans are defined as “designated loans” under the Rock Hill Bank and Trust purchase agreement (“Designated Loans”) and are subject to earnout provisions as provided in that agreement. The total original principal amount owed by the borrowers for Designated Loans was $45.2 million, of which $19.5 million had either been charged-off or reserved prior to acquisition by TSFG. To the extent that principal collections on these Designated Loans exceed $25.7 million through the termination date of the earnout agreement, TSFG will pay the RHBT shareholders 30% of such excess. The net effect is to pay RHBT shareholders 30% of the net recoveries on these loans from charge-off collections and reserve reductions. Through June 30, 2004, total net charge-offs and allowance levels on the Designated Loans exceeded the amount that would require a payment under the earnout agreement by approximately $4.6 million.

        Table 7 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.

Table 7
IMPAIRED LOANS
(dollars in thousands)

	At and For the Six Months Ended June 30,		At and For the Year Ended December 31,
	2004	2003	2003
Impaired loans	$46,436	$54,306	$47,137
Impaired loans, excluding the Rock Hill Workout Loans	30,499	28,747	28,952
Average investment in impaired loans	49,758	59,283	55,336
Related allowance	10,806	11,937	9,689
Related allowance, excluding the Rock Hill Workout Loans	8,363	5,549	7,000
Foregone interest	1,523	1,802	2,887

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

        The Allowance declined as a percentage of loans held for investment to 1.22% at June 30, 2004 from 1.37% at June 30, 2003. This decline was primarily due to charge-offs of losses on Rock Hill Workout Loans, which were reserved at the time of acquisition. Excluding the Rock Hill Workout Loans, the Allowance totaled 1.18% of loans held for investment at June 30, 2004, compared with 1.20% at June 30, 2003. See “Credit Quality.”

        Table 8, which summarizes the changes in the Allowance, provides additional information with respect to the activity in the Allowance.

Table 8
SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)

	At and For The Six Months Ended June 30,		At and For The Year Ended December 31,
	2004	2003	2003
Allowance for loan losses, beginning of year	$73,287	$70,275	$70,275
Purchase accounting adjustments	--	--	12,690
Allowance adjustment for loans sold	(507)	--	--
Net charge-offs:
Loans charged-off	(13,417)	(19,125)	(34,624)
Loans recovered	1,829	2,302	4,365

	(11,588)	(16,823)	(30,259)
Additions to allowance through provision expense	14,718	10,700	20,581

Allowance for loan losses, end of period	$75,910	$64,152	$73,287

Average loans held for investment	$5,978,791	$4,536,893	$4,864,168
Loans held for investment, end of period	6,246,953	4,688,591	5,732,205
Net charge-offs as a percentage of average loans held for
investment (annualized)	0.39%	0.75%	0.62%
Allowance for loan losses as a percentage of loans held
for investment	1.22	1.37	1.28

Excluding the Rock Hill Workout Loans:
Net loan charge-offs	$10,705	$10,056	$19,962
Allowance for loan losses, end of period	73,192	55,798	70,123
Average loans held for investment	5,952,033	4,474,359	4,812,668
Loans held for investment, end of period	6,222,794	4,637,959	5,703,602
Net charge-offs as a percentage of average loans held for
investment (annualized)	0.36%	0.45%	0.41%
Allowance for loan losses as a percentage of loans held
for investment	1.18	1.20	1.23

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

Table 9
INVESTMENT SECURITIES PORTFOLIO COMPOSITION
(dollars in thousands)

	June 30,		December 31,
	2004	2003	2003
Trading (at fair value)
U.S. Government agencies	$2,633	$855	$460
State and municipal	85	89	20
Other investments	--	1,253	--

	2,718	2,197	480

Available for Sale (at fair value)
Mortgage-backed securities	2,122,466	2,375,316	2,375,557
U.S. Government agencies	1,133,753	528,249	866,968
U.S. Treasury	239,337	259,774	246,659
State and municipal	199,182	53,305	127,181
Other investments:
Corporate bonds	139,815	161,282	148,517
Federal National Mortgage Association ("FNMA") preferred stock	63,415	51,722	66,808
Federal Home Loan Bank ("FHLB") stock	53,384	49,411	50,411
Community bank stocks	26,252	20,285	23,487
NetBank, Inc. ("NetBank") common stock	130	6,759	4,778
Other equity investments (1)	3,795	7,070	5,628

	3,981,529	3,513,173	3,915,994

Held to Maturity (at amortized cost)
State and municipal	79,551	68,395	90,745
Other investments	100	100	352

	79,651	68,495	91,097

Total	$4,063,898	$3,583,865	$4,007,571

Percentage of Total Securities Portfolio
Mortgage-backed securities	52.2%	66.3%	59.3%
U.S. Government agencies	28.0	14.8	21.6
U.S. Treasury	5.9	7.2	6.2
State and municipal	6.9	3.4	5.4
Other investments	7.0	8.3	7.5

Total	100.0%	100.0%	100.0%

(1)	Other equity investments include TSFG’s investment in Affinity Technology Group, Inc. (“Affinity”) as well as several other investments. At June 30, 2004, TSFG’s investment in Affinity was recorded at its pre-tax market value of $293,000 and had a basis of $433,000.

        At June 30, 2004, TSFG’s investment securities portfolio declined to 35.4% of total assets from 37.4% and 38.7% at December 31, 2003 and June 30, 2003, respectively. This decline is consistent with TSFG’s plan to reduce the level of its securities portfolio as a percentage of total assets, as loan growth replaced some securities balances. During the first six months of 2004, loan growth outpaced deposit growth, and the resulting shortfall was funded with cash flows from the securities portfolio and increases in short-term borrowings. Over time, TSFG expects to reduce the level of its securities portfolio as a percentage of total assets.

        Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on available for sale securities averaged $4.0 billion in the first six months of 2004, 25.6% above the average for the corresponding period in 2003 of $3.2 billion. The majority of the increase was attributable to securities purchased to leverage available capital. The average portfolio yield decreased for the six months ended June 30, 2004 to 3.96% from 4.12% in the first six months of 2003. The securities yield decreased due to a lower level of general interest rates, sales of higher-yielding securities, and the purchase of lower-yielding, shorter duration securities.

        For the remainder of 2004, TSFG expects loan growth to outpace deposit growth. The projected cash flows from the securities portfolio are sufficient, under different interest rate scenarios, including a rising rate scenario, to provide much of the necessary funding. TSFG strives to keep the weighted average life and duration of its securities portfolio relatively short to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off short-term borrowings, used to fund loan growth, or reinvested in securities at then current market rates. In addition, shorter portfolio duration should reduce TSFG’s exposure to rising interest rates and extension risk.

        The duration of the debt securities portfolio increased to approximately 3.8 years at June 30, 2004 from approximately 3.5 years at December 31, 2003, due to an increase in interest rates during the second quarter. At June 30, 2003, the duration of the debt securities portfolio was approximately 4.4 years.

        Nearly all of these securities are rated AAA so the credit risk is minimal. Approximately 30% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”), the majority of which are short-term with a total duration of 4.2 years. TSFG manages the MBS portfolio to maintain a short duration and repricing horizon. At June 30, 2004, approximately 44% of the MBS portfolio was variable rate.

        Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving yields.

        The available for sale portfolio constituted 98.0% of total securities at June 30, 2004. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio.

        The net unrealized loss on available for sale securities (pre-tax) totaled $75.9 million at June 30, 2004, compared with an $11.5 million loss at December 31, 2003. This increased unrealized loss was primarily due to the increase in long-term interest rates in the first six months of 2004 and was spread throughout the portfolio with the most significant being MBS, which declined $37.8 million. Since TSFG has the ability to hold its investments in unrealized loss positions until a market price recovery or maturity, these investments are not considered impaired on an other-than-temporary basis.

        Under both the current level of interest rates and under expected future rate scenarios, TSFG believes its securities portfolio will continue to provide sufficient liquidity.

        Community Bank Stocks. At June 30, 2004, TSFG had equity investments in 16 community banks located in the Southeast with a $17.1 million basis and pre-tax market value of $26.3 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. TSFG made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks are included in securities available for sale.

        At June 30, 2004, these community bank investments included 125,000 common shares of CNB Florida, with a pre-tax market value of $3.0 million and a basis of $1.3 million; 291,500 common shares of Florida Banks, with a pre-tax market value of $6.3 million and a basis of $2.7 million; and 50,000 preferred shares of Florida Banks, with a pre-tax market value and basis of $5.0 million. On July 16, 2004, TSFG acquired CNB Florida and Florida Banks. See “Acquisitions”. Under these agreements, TSFG canceled its CNB Florida and Florida Banks stock effective with the acquisition closing date.

   Intangible Assets

        Intangible assets totaled $344.2 million at June 30, 2004, up from $245.0 million at June 30, 2003, principally from the MountainBank acquisition. See Note 8 to the consolidated financial statements for the types and balances of intangible assets. In the third quarter 2004, TSFG expects to record approximately $250 million of intangible assets, including goodwill, in connection with the CNB Florida and Florida Banks acquisitions.

   Deposits

        Deposits remain TSFG’s primary source of funds for loans and investments. Average deposits provided funding for 60.6% of average earning assets in the first six months of 2004 and 60.3% in the first six months of 2003. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. The percentage of funding provided by deposits has declined, and accordingly, TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and increases in investment securities. In addition, TSFG has increased the use of brokered deposits, which are included in deposits.

        Table 10 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 10
TYPE OF DEPOSITS
(dollars in thousands)

	June 30,		December 31,
	2004	2003	2003
Noninterest-bearing deposits	$971,540	$814,945	$882,129
Interest-bearing checking	655,259	671,928	699,956
Money market accounts	2,379,441	1,579,491	2,237,299
Savings accounts	151,137	147,560	159,013

Total transaction accounts	4,157,377	3,213,924	3,978,397
Time deposits under $100,000	770,381	760,957	814,802
Time deposits of $100,000 or more	642,342	616,630	537,588
Brokered deposits	866,810	529,828	697,862

Total deposits	$6,436,910	$5,121,339	$6,028,649

Percentage of Deposits
Noninterest-bearing deposits	15.1%	15.9%	14.6%
Interest-bearing checking	10.2	13.1	11.6
Money market accounts	36.9	30.8	37.1
Savings accounts	2.3	2.9	2.7

Total transaction accounts	64.5	62.7	66.0
Time deposits under $100,000	12.0	14.9	13.5
Time deposits of $100,000 or more	10.0	12.0	8.9
Brokered deposits	13.5	10.4	11.6

Total deposits	100.0%	100.0%	100.0%

        At June 30, 2004, deposits were up $1.3 billion from June 30, 2003. This increase included $718.3 million in net acquired deposits ($778.3 million from the October 2003 acquisition of MountainBank, net of $60.0 million sold in connection with the disposition of Community National Bank). The net acquired deposits accounted for 54.6% of the increase in deposits since June 30, 2003. The increase also includes a $337.0 million increase in brokered deposits, which accounted for 25.6% of the increase since June 30, 2003. TSFG considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base. In addition, TSFG increased deposits, particularly transaction accounts, through increased sales referrals and targeted deposit promotions. During the first half of 2004, TSFG’s noninterest-bearing deposits grew at a 20.4% annualized rate. For this same period, transaction account deposits increased at a 9.0% annualized growth rate.

        Table 13 in “Results of Operations — Net Interest Income” details average balances for the deposit portfolio for the three and six months ended June 30, 2004 and 2003. Average money market accounts increased $1.1 billion, or 85.7%, and average noninterest-bearing deposits increased $163.0 million, or 22.6%. Average time deposits increased $99.8 million, or 5.1%, which includes a $221.4 million increase in average brokered deposits.

        As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts. For the six months ended June 30, 2004, transaction accounts made up 66.0% of average deposits, compared with 58.4% for the six months ended June 30, 2003. These trends reflect TSFG’s efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, and deposit campaigns are expected to play an integral part of achieving this goal.

        At June 30, 2004, total deposits for Bank CaroLine, an Internet banking division of Carolina First Bank, totaled $35.4 million, up from $25.1 million as of June 30, 2003. Deposits generated through Bank CaroLine generally receive higher rates than those offered by TSFG’s branch locations as a result of the less expensive Internet delivery channel. Deposits for Bank CaroLine principally increased due to the acquisition of MountainBank. MountainBank offered Internet-only time deposits that were advertised exclusively on the Internet.

        Time deposits of $100,000 or more are generally from customers within our local markets. As such, these deposits have a greater degree of stability than is typically associated with this source of funds at other institutions.

   Borrowed Funds

        Table 11 shows the breakdown of total borrowings by type.

Table 11
TYPE OF BORROWINGS
(dollars in thousands)

	June 30,		December 31,
	2004	2003	2003
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,001,192	$ 702,792	$ 834,866
FHLB advances	205,000	--	--
Commercial paper	39,315	37,109	36,949
Treasury, tax and loan note	110,377	5,343	11,781
Line of credit to unaffiliated bank and other	--	--	7,349

	1,355,884	745,244	890,945

Long-Term Borrowings
Repurchase agreements	1,578,434	1,295,295	1,494,800
FHLB advances	761,302	978,300	980,680
Subordinated notes (1)	135,075	11,000	135,075
Debt associated with trust preferred securities (1)	--	95,500	--
Mandatorily redeemable preferred stock of subsidiary (2)	89,800	--	89,800
Employee stock ownership plan note payable	950	1,250	1,100
Note payable	914	924	927
Purchase accounting premiums and deferred charges, net	3,122	1,015	497

	2,569,597	2,383,284	2,702,879

Total borrowings	$3,925,481	$3,128,528	$3,593,824

(1)	In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, TSFG deconsolidated five trust subsidiaries at December 31, 2003, which had been formed to raise capital by issuing preferred securities to institutional investors. The deconsolidation of these wholly-owned subsidiaries, increased TSFG’s other assets by $3.6 million, increased long-term debt (specifically subordinated notes) $119.1 million and decreased debt associated with trust preferred securities by $115.5 million.
(2)	In accordance with SFAS No. 150, (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, TSFG reclassified its minority interest in consolidated subsidiary (representing mandatorily redeemable preferred stock of its real estate investment trust subsidiary) to long-term debt effective July 1, 2003.

        TSFG uses both short-term and long-term borrowings to partially fund growth of earning assets in excess of deposit growth. In the first six months of 2004, average borrowings totaled $3.8 billion, compared with $3.1 billion for the same period in 2003. This increase was primarily attributable to an increased reliance on borrowings to support earning asset growth and the reclassification of minority interest in consolidated subsidiary to long-term debt. TSFG may enter into interest rate swap agreements to hedge interest rate risk related to borrowings.

        Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. The increases in both the short-term and long-term balances are primarily to support earning asset growth. Balances in these accounts can fluctuate on a day-to-day basis. In addition, TSFG increased long-term repurchase agreements to provide longer-term liquidity at historically low interest rates.

        FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, its ability to raise deposits through market promotions, the Subsidiary Banks’ unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.

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

      Environmental Remediation Costs

        TSFG acquired the former Beacon Manufacturing Company facility (“Beacon property”) in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MBFC. MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. Demolition, removal, and disposal of the debris in accordance with all state and federal regulatory guidelines are now complete. In addition, clean up of the oil spill, including releases to the adjacent Swannanoa River is substantially completed. TSFG continues to investigate, and if necessary remediate, any additional related environmental impacts and soil and groundwater contamination attributable to the facility. The environmental remediation liability, included in other liabilities, totaled $973,000 at June 30, 2004 and was based on available information. TSFG continues to evaluate the reserve level and may make purchase accounting adjustments, which would be treated as goodwill adjustments in the MBFC transaction, as more information becomes known. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves. The related estimated net realizable value of the other real estate owned, included in other assets, totaled $300,000 at June 30, 2004. On April 23, 2004, TSFG entered into a contract to sell the Beacon property to an independent third party that is not expected to result in a gain or loss. This transaction is contingent upon the purchaser conducting normal and customary due diligence and environmental review.

      Capital Resources and Dividends

        Total shareholders’ equity amounted to $994.6 million, or 8.7% of total assets, at June 30, 2004, compared with $660.2 million, or 7.1% of total assets, at June 30, 2003. At December 31, 2003, total shareholders’ equity was $979.9 million, or 9.1% of total assets. The increase in shareholders’ equity since June 30, 2003 was primarily from the issuance of common stock from a fourth quarter 2003 equity offering and the MBFC acquisition, as well as the retention of earnings. Cash dividends paid and the change from an unrealized gain to an unrealized loss in the available for sale investment portfolio partially offset these increases. TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization.

        TSFG’s unrealized loss on available for sale securities, net of tax, which is included in accumulated other comprehensive income, was $47.6 million at June 30, 2004, compared with a $22.9 million unrealized gain at June 30, 2003. This unrealized decline in the market value of securities, primarily from a $41.6 million decrease in MBS, was the result of increases in long-term interest rates. The unrealized loss at December 31, 2003 was $7.0 million. Since TSFG has the ability to hold its investments in unrealized loss positions until a market price recovery or maturity, these investments are not considered impaired on an other-than-temporary basis.

        Book value per share at June 30, 2004 and 2003 was $16.63 and $14.08, respectively. Tangible book value per share at June 30, 2004 and 2003 was $10.88 and $8.85, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

        TSFG is subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at June 30, 2004. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on its consolidated financial statements.

        Table 12 sets forth various capital ratios for TSFG and its Subsidiary Banks. Due to the adoption of FIN 46, TSFG no longer reflects debt associated with trust preferred securities on its consolidated balance sheets. Under current regulatory guidelines, these securities continue to qualify for tier 1 capital treatment. At June 30, 2004, trust preferred securities included in tier 1 capital totaled $115.5 million.

Table 12
CAPITAL RATIOS

	June 30, 2004	Well Capitalized Requirement
TSFG
Total risk-based capital	12.62%	n/a
Tier 1 risk-based capital	10.70	n/a
Leverage ratio	7.79	n/a

Carolina First Bank
Total risk-based capital	12.55%	10.00%
Tier 1 risk-based capital	9.98	6.00
Leverage ratio	7.05	5.00

Mercantile Bank
Total risk-based capital	10.85%	10.00%
Tier 1 risk-based capital	8.19	6.00
Leverage ratio	6.67	5.00

        On June 27, 2003, TSFG filed a “universal shelf” registration statement registering up to $200.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. In July 2003, TSFG issued 91,250 shares of common stock under the shelf to settle a share repurchase agreement. On November 12, 2003, TSFG also completed a common stock offering under the shelf, selling 6,325,000 shares at a gross offering price of $27.00 per share. This common stock offering generated proceeds to TSFG of $161.1 million, net of issuance costs for underwriting and expenses. TSFG used some of the net proceeds to increase the capital at TSFG’s subsidiary banks and for general corporate purposes. These funds were also used to support growth. As part of its capital management, TSFG has set a desired threshold of 6% or higher for its tangible equity to tangible assets ratio. At June 30, 2004, TSFG’s tangible equity to tangible asset ratio was at 5.84%, a decline from 6.40% at March 31, 2004 and 6.05% at December 31, 2003, due to the unrealized loss on available for sale securities associated with changes in interest rates.

        TSFG’s Subsidiary Banks are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. TSFG has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. TSFG presently intends to pay a quarterly cash dividend on its common stock; however, future dividends will depend upon TSFG’s financial performance and capital requirements.

        TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at June 30, 2004 with a stated value of $100,000 per share. At June 30, 2004, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.9 million. Under Federal Reserve Board guidelines, $25.3 million, net of issuance costs, qualified as tier 1 capital, and $61.7 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Earnings Review

   Net Interest Income

        Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 13 presents average balance sheets and a net interest income analysis on a tax equivalent basis for the three and six months ended June 30, 2004 and 2003.

Table 13
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
(dollars in thousands)

	Three Months Ended June 30,
	2004				2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans (1)	$6,144,778	$80,348	5.26%	$4,656,461	$68,325	5.89
Investment securities, taxable (2)	3,716,376	35,684	3.86	3,232,492	30,937	3.83
Investment securities, nontaxable(2)(3)	270,858	2,932	4.35	106,979	1,700	6.36
Federal funds sold	3,363	8	0.96	2,321	9	1.56
Interest-bearing bank balances	2,274	15	2.65	68,759	203	1.18
			2.65			1.18
Total earning assets	10,137,649	$118,987	4.72	8,067,012	$101,174	5.03

Non-earning assets	954,383			796,326

Total assets	$11,092,032			$8,863,338

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$678,212	$853	0.51	$637,989	$1,001	0.63
Savings	160,827	162	0.41	151,611	160	0.42
Money market	2,318,243	8,616	1.49	1,347,476	5,742	1.71
Time deposits	2,089,218	10,372	2.00	1,961,550	11,432	2.34
			2.65			1.18
Total interest-bearing deposits	5,246,500	20,003	1.53	4,098,626	18,335	1.79
Borrowings	3,818,136	17,569	1.85	3,181,191	16,072	2.03
			2.65			1.18
Total interest-bearing liabilities	9,064,636	$37,572	1.67	7,279,817	$34,407	1.90

Noninterest-bearing liabilities
Noninterest-bearing deposits	924,412			736,084
Other noninterest-bearing liabilities	100,984			111,463

Total liabilities	10,090,032			8,127,364
Minority interest in consolidated subsidiary(4)	--			86,563
Shareholders' equity	1,002,000			649,411

Total liabilities and shareholders' equity	$11,092,032			$8,863,338

Net interest margin (tax equivalent)		$81,415	3.23%		$66,767	3.32%
Less: tax-equivalent adjustment (3)		1,026			595

Net interest income		$80,389			$66,172

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends. Effective July 1, 2003, in accordance with the adoption of SFAS 150, TSFG reclassified these amounts to long-term debt.
Note:	Average balances are derived from daily balances.

Table 13 (Continued)
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
(dollars in thousands)

	For the Six Months Ended June 30,
	2004				2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans (1)	$5,999,914	$158,365	5.31%	$4,589,087	$135,658	5.96%
Investment securities, taxable (2)	3,736,368	72,894	3.92	3,064,496	61,236	4.00
Investment securities, nontaxable (2)(3)	250,425	5,638	4.53	110,871	3,578	6.45
Federal funds sold	2,561	12	0.94	2,340	17	1.47
Interest-bearing bank balances	2,833	39	2.77	51,169	313	1.23

Total earning assets	9,992,101	$236,948	4.77	7,817,963	$200,802	5.18

Non-earning assets	966,775			812,057

Total assets	$10,958,876			$8,630,020

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$670,156	$1,681	0.50%	$649,844	$2,070	0.64%
Savings	159,898	321	0.40	153,865	354	0.46
Money market	2,282,487	16,918	1.49	1,229,362	10,000	1.64
Time deposits	2,058,546	20,533	2.01	1,958,745	23,910	2.46

Total interest-bearing deposits	5,171,087	39,453	1.53	3,991,816	36,334	1.84
Borrowings	3,793,119	33,117	1.76	3,072,392	31,573	2.07

Total interest-bearing liabilities	8,964,206	$72,570	1.63	7,064,208	$67,907	1.94

Noninterest-bearing liabilities
Noninterest-bearing deposits	884,516			721,525
Other noninterest-bearing liabilities	110,907			106,533

Total liabilities	9,959,629			7,892,266
Minority interest in consolidated subsidiary (4)	--			86,506
Shareholders' equity	999,247			651,248

Total liabilities and shareholders' equity	$10,958,876			$8,630,020

Net interest margin (tax equivalent)		$164,378	3.31%		$132,895	3.43%
Less: tax-equivalent adjustment (3)		1,973			1,252

Net interest income		$162,405			$131,643

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends. Effective July 1, 2003, in accordance with the adoption of SFAS 150, TSFG reclassified these amounts to long-term debt.
Note:	Average balances are derived from daily balances.

        Fully tax-equivalent net interest income for the first six months of 2004 increased $31.5 million, or 23.7%, to $164.4 million from $132.9 million in the first six months of 2003. This increase was attributable to a 27.8% increase in average earning assets, principally from strong organic loan growth, the acquisition of MountainBank, and higher investment securities. Average loans increased $1.4 billion to $6.0 billion in the first six months of 2004 from $4.6 billion in the first six months of 2003. The loan growth resulted from both internally generated loans as well as the loans that were added in the MountainBank merger. The MountainBank acquisition, which closed October 3, 2003, added approximately $877.7 million in earning assets including $772.8 million in loans held for investment. TSFG increased its investment portfolio to leverage available capital and take advantage of the opportunity to increase net interest income.

        The lower net interest margin, which declined to 3.31% in the first six months of 2004 from 3.43% in the first six months of 2003, partially offset the net interest income increase from higher earning assets. This decline was largely attributable to continued downward repricing of loans and the July 2003 reclassification of minority interest in consolidated subsidiary as long-term debt. In addition, TSFG has experienced solid growth in money market accounts, principally from a product priced at a percentage of the prime interest rate with a June 30, 2004 balance of approximately $2.0 billion. TSFG may benefit from the relatively slower increase in rates on these accounts if interest rates continue to rise.

        The net interest margin for the second quarter 2004 declined 16 basis points to 3.23% from 3.39% for the first quarter 2004, primarily due to lower rates on new loans, increased LIBOR funding costs, and higher prepayment speeds on MBS. This decline offset the increase of the same amount experienced during the first quarter of 2004. During the second quarter of 2004, the net interest margin was negatively impacted by the continued downward repricing of loans and the limited decline in deposit rates, and increased LIBOR rates on some of its borrowings in advance of any increase in the prime rate.

        The Federal Reserve increased the federal funds target rate by 25 basis points on June 30, 2004 following a three-year period of declining rates. The impact of this rate increase is not reflected in the second quarter net interest margin since it occurred on the last day of the quarter. Adjustable rate loans constitute 59.8% of the loan portfolio, and the majority of these loans reprice immediately following an interest rate change by the Federal Reserve. The funding source changes take slightly more time to filter into the net interest margin, primarily as a result of the timed maturities of certificates of deposit and borrowings.

        In connection with its adoption of SFAS 150, effective July 1, 2003, TSFG reported dividends earned by institutional holders on preferred shares of its real estate investment trust subsidiary as interest expense and the related preferred shares were included in borrowings. For periods prior to July 1, 2003, these dividends earned were reported as minority interest in consolidated subsidiary, net of tax. This reclassification lowered the net interest margin for the first half of 2004 by six basis points.

        Average total deposits increased by $1.3 billion, or 28.5%, during the first six months of 2004 compared with the first six months of 2003. The growth in deposits since the second quarter of 2003 was driven by growth in money market and noninterest-bearing deposits generated through sales referrals and targeted deposit promotions. In addition, TSFG acquired $778.3 million in deposits from MountainBank in the fourth quarter of 2003. On average, time deposits increased $99.8 million, or 5.1%, which includes a $221.4 million increase in average brokered deposits.

        Average borrowings increased to $3.8 billion during the six months ended June 30, 2004 from $3.1 billion during the six months ended June 30, 2003, due to increases in repurchase agreements and federal funds purchased. These borrowings were used to fund the growth in earning assets.

        In March 2004, TSFG recorded a loss of $1.4 million on the early extinguishment of debt related to approximately $185.0 million in step-up and callable repurchase agreements. TSFG continues to evaluate the relative cost and benefit of incurring additional prepayment penalties from the early extinguishment of debt. See “Borrowed Funds.”

   Provision for Loan Losses

        The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $14.7 million and $10.7 million in the first six months of 2004 and 2003, respectively. The higher provision for loan losses was primarily attributable to increased loan growth and lower provision expense in 2003 due to liquidation of nonperforming loans on which allocated reserves exceeded net losses incurred.

        Net loan charge-offs were $11.6 million, or 0.39% of average loans held for investment, for the first six months of 2004, compared with $16.8 million, or 0.75% of average loans held for investment, for the first six months of 2003. The allowance for loan losses equaled 1.22%, 1.28%, and 1.37% of loans held for investment as of June 30, 2004, December 31, 2003, and June 30, 2003, respectively. The decrease was attributable to the Rock Hill Workout Loans. See “Loans.” Excluding the Rock Hill Workout Loans, the allowance for loan losses was 1.18%, 1.23%, and 1.20% of loans held for investment as of June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

   Noninterest Income

        Noninterest income increased during the first six months of 2004 compared with the corresponding period for 2003, both including and excluding gains on certain asset sales. These increases reflect expansion in noninterest income sources and continuing benefits from TSFG’s “Elevate” sales process. Customer fee income, bank-owned life insurance and merchant processing income drove the increases in noninterest income excluding gains on certain asset sales. These increases were partially offset by declines in mortgage banking income. In addition, TSFG realized higher gains on available for sale securities, equity investments, and gains on disposition of assets and liabilities in the first half of 2004.

        Table 14 shows the components of noninterest income.

Table 14
COMPONENTS OF NONINTEREST INCOME
(dollars in thousands)

	Three Months ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service charges on deposit accounts	$8,718	$7,581	$16,831	$14,541
Debit card income	975	628	1,789	1,152
Customer service fee income	800	528	1,472	1,011

Total customer fee income	10,493	8,737	20,092	16,704

Brokerage income	1,312	1,212	2,508	2,832
Trust income	1,030	930	1,957	1,801

Total brokerage and trust income	2,342	2,142	4,465	4,633

Bank-owned life insurance	3,458	1,933	5,748	3,881
Merchant processing income	2,431	2,071	4,444	3,407
Mortgage banking income	1,625	2,561	3,180	4,733
Insurance income	1,015	776	2,037	1,557
Gain on trading and derivative activities	2,352	1,227	983	1,107
Other	659	730	2,340	1,180

Noninterest income, excluding gains on certain asset sales	24,375	20,177	43,289	37,202

Gain on sale of available for sale securities	607	3,197	5,821	4,183
Gain on equity investments	1,013	--	3,823	1,875
Gain on disposition of assets and liabilities	--	601	2,350	601

Gain on certain asset sales, net	1,620	3,798	11,994	6,659

Total noninterest income	$25,995	$23,975	$55,283	$43,861

Total noninterest income as a percentage of total revenue (1)	24.4%	26.6%	25.4%	25.0%
Noninterest income, excluding gains on certain asset sales,
as a percentage of total revenue, exlcuding gains on certain
asset sales (1)	23.3	23.4	21.0	22.0
(1)	Calculated as noninterest income, divided by the sum of net interest income and noninterest income.

        Total customer fee income rose 20.3% in the first six months of 2004 compared to the same period in 2003. Service charges on deposit accounts, the largest contributor to noninterest income, rose 15.7% for the same period. This increase was primarily attributable to increasing transaction accounts, including cash management, and improving collection of fees. Average balances for deposit transaction accounts, which impact service charges, increased 45.1% for the same period. Debit card income and customer service fee income increased 55.3% and 45.6%, respectively, for the first half of 2004 compared with the first half of 2003.

        In the first six months of 2004 compared with the corresponding period in 2003, brokerage income decreased $324,000, or 11.4%, due to higher than normal levels in the first half of 2003. Trust income increased $156,000, or 8.7%, for the same period. At June 30, 2004 and 2003, the market value of assets administered by the trust department totaled $757.6 million and $674.4 million, respectively.

        Bank-owned life insurance increased $1.9 million, or 48.1%, for the first six months of 2004 versus the corresponding period in 2003, due to additional life insurance policies, increases in the cash values, and the second quarter 2004 receipt of life insurance proceeds (which is not expected to recur every quarter). TSFG purchased an additional $25.0 million of life insurance on certain officers in October 2003 and added $13.8 million from the acquisition of MountainBank. The cash surrender value totaled $197.7 million at June 30, 2004, up from $148.0 million at June 30, 2003.

        Merchant processing fees increased $1.0 million, or 30.4%, for the six months ended June 30, 2004 compared with the same period in 2003, primarily from increased sales efforts.

        Table 15 shows the components of mortgage banking income.

Table 15
COMPONENTS OF MORTGAGE BANKING INCOME
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Mortgage origination and secondary marketing income	$ 1,761	$ 3,508	$ 3,552	$ 6,685
Mortgage servicing loss, net of related amortization and subservicing
payments	(263)	(713)	(493)	(1,456)
(Impairment) recovery on mortgage servicing rights	127	(234)	121	(496)

Total mortgage banking income	$ 1,625	$ 2,561	$ 3,180	$ 4,733

        For the first half of 2004, mortgage origination and secondary marketing income declined 46.9%, compared with the same period in 2003. Mortgage loans originated by TSFG originators totaled $270.6 million and $354.9 million in the first six months of 2004 and 2003, respectively. The decrease in mortgage banking income was principally the result of lower origination volumes due to higher mortgage loan rates. TSFG may experience growth in mortgage banking income for the remainder of 2004 if new housing starts rise as expected and the recent increase in the mortgage pipeline continues.

        TSFG’s mortgage banking strategy is to sell most of the loans it originates in the secondary market with servicing rights released. At June 30, 2004, TSFG’s servicing portfolio included 2,869 loans having an aggregate principal balance of $184.6 million, down from $320.8 million at June 30, 2003. The servicing portfolio decline accelerated in 2003 due to prepayments of loans from increased refinancings as a result of lower rates.

        Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights. In 2004, TSFG expects its net mortgage servicing loss to improve due to lower amortization of mortgage servicing rights as prepayments slow. Mortgage servicing rights, net of the valuation allowance, totaled $1.4 million and $2.2 million at June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, the valuation allowance for capitalized mortgage servicing rights totaled $1.7 million and $2.3 million, respectively.

        In the first six months of 2004 compared with the same period in 2003, insurance income increased $480,000, or 30.8%, principally from acquiring an insurance agency.

        TSFG uses derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in volatility in realized gains and losses on trading and derivative activities, as demonstrated by a first quarter 2004 loss of $1.4 million followed by a second quarter 2004 gain of $2.4 million. The gain on trading and derivative activities totaled $983,000 and $1.1 million in the first six months of 2004 and 2003, respectively. See “Market Risk and Asset/Liability Management – Derivatives and Hedging Activities.”

        For the first six months of 2004, the gain on sale of available for sale securities included gains on the sales of MBS totaling $3.8 million, U.S. Treasury totaling $1.5 million, corporate bonds totaling $315,000, and U.S. Government agencies totaling $156,000. In the first half of 2004, the gain on equity investments was realized from the sale of 346,000 shares of NetBank common stock. For the six months ended June 30, 2003, the gain on equity investments was realized from the sale of 207,096 shares of NetBank common stock. At June 30, 2004, TSFG owned 11,904 shares of NetBank common stock.

        During the first six months of 2004, the gain on disposition of assets and liabilities resulted from the contribution of land at fair value associated with a conservation grant in North Carolina.

        Other noninterest income includes income related to benefits administration, international banking services, and other services. Total income from these fee income sources increased over the prior year due in part to TSFG’s continued emphasis on its customer-centered sales process, Elevate. The increase in other noninterest income in the first half of 2004 compared with the same period in 2003 was largely due to increases in benefits administration fees (due to the American Pensions, Inc. acquisition), which increased $799,000, and business referral fees, which increased $531,000. These increases were partially offset by an increase in the loss on the disposition of other real estate owned, which increased $171,000.

   Noninterest Expenses

        TSFG is expanding in new and existing markets within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services and technology systems. These factors contributed to TSFG’s increases in noninterest expense, which increased 12.9%, or 10.0% excluding non-operating items, for the first half of 2004 over the first half of 2003. TSFG’s market expansion included the October 2003 acquisition of MountainBank. TSFG also purchased an insurance agency and benefit plan administrator in 2003, and a title insurance company in April 2004.

        Table 16 shows the components of noninterest expenses and TSFG’s efficiency ratio, a measure of TSFG’s expenses relative to total revenues.

Table 16
COMPONENTS OF NONINTEREST EXPENSES
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Salaries and wages	$19,917	$20,319	$38,835	$39,597
Employee benefits	7,034	5,419	13,949	10,735
Occupancy	5,185	4,668	10,257	9,282
Furniture and equipment	4,890	4,211	9,505	8,805
Professional fees	1,960	1,822	3,608	3,360
Merchant processing expense	1,910	1,607	3,469	2,656
Telecommunications	1,106	1,168	2,251	2,238
Amortization of intangibles	1,195	724	2,390	1,429
Other	10,971	9,507	22,278	18,736

Noninterest expenses, excluding non-operating items	54,168	49,445	106,542	96,838

Conservation grant of land	--	--	3,350	--
Loss on early extinguishment of debt	--	--	1,429	--
Merger-related costs	575	382	752	1,879
Impairment (recovery) loss from write-down of assets	(277)	268	(277)	268
Employment contract reversals	--	--	(59)	--

Non-operating noninterest expenses	298	650	5,195	2,147

Total noninterest expenses	$54,466	$50,095	$111,737	$98,985

Efficiency ratio (1)	51.2%	55.6%	51.3%	56.4%
Efficiency ratio, operating basis (2)	51.7	57.3	51.8	57.4
(1)	Calculated as noninterest expenses, divided by the sum of net interest income and noninterest income.
(2)	Calculated as noninterest expenses, excluding non-operating items, divided by the sum of net interest income and noninterest income, excluding gains on certain asset sales (see Table 15).

        Salaries, wages, and employee benefits rose $2.4 million, or 4.8%, in the first half of 2004 compared with the same period in 2003. Full-time equivalent employees as of June 30, 2004 increased to 1,971 from 1,718 at June 30, 2003. The increase in personnel expense was primarily attributable to the MountainBank acquisition, higher health insurance costs, higher Supplemental Executive Retirement Plan Benefits, and certain annual pay increases, which were effective April 1, 2004. This increase was partially offset by lower short-term and long-term incentive accruals as no discretionary short-term or long-term incentive compensation has been accrued during the first six months of 2004.

        Occupancy and furniture and equipment expense increased 9.3% for the first six months of 2004 compared with the corresponding period in 2003, primarily from the addition of branch offices from TSFG’s acquisition of MountainBank. The increase in professional fees was partially related to deposit pricing modeling and fee initiatives. The increase in merchant processing expense was offset by related revenue increases.

        Amortization of intangibles increased $961,000 for the six months ended June 30, 2004, primarily attributable to the addition of core deposit premiums from the acquisition of MountainBank. In addition, TSFG added customer list intangibles and non-compete intangibles in connection with its acquisitions.

        During the first half of 2004, TSFG executed a conservation grant of land in North Carolina and expensed the fair value of the contribution of $3.4 million.

        In the first six months of 2004, TSFG recorded a loss on early extinguishment of debt totaling $1.4 million for prepayment penalties for repurchase agreement borrowings. See “Borrowed Funds.”

        During both the six months ended June 30, 2004 and 2003, TSFG incurred pre-tax merger-related costs, in connection with TSFG’s acquisitions in 2003 and 2002. See Note 13 to the consolidated financial statements for the types and balances of pre-tax merger-related costs. TSFG anticipates incurring aggregate pre-tax merger-related costs between approximately $9 million and $10 million, included in noninterest expenses, largely in the third quarter.

        Other noninterest expenses rose 18.9% in the first six months of 2004 compared with the same period in 2003. The overall increase in other noninterest expenses was principally attributable to increases in business development, insurance, outside service fees, loan collection, and deposit account charge-offs, partially offset by a decrease in intangible tax expense.

      Income Taxes

        The effective income tax rate as a percentage of pretax income was 31.7% for the first six months of 2004 and 32.0% for the first six months of 2003. The effective income tax rate declined in connection with decreases in TSFG’s valuation allowance associated with its deferred income tax assets, primarily associated with TSFG’s ability to utilize a capital loss carry forward. TSFG expects the effective income tax rate for the remainder of 2004 to remain approximately 32%. The blended statutory federal and state income tax rate was approximately 37% for both of these periods.

      Second Quarter Results

        Net income for the three months ended June 30, 2004 totaled $30.0 million, up 32.1% compared with $22.7 million for the three months ended June 30, 2003. Earnings per diluted share for the three months ended June 30, 2004 were $0.49, a 2.1% increase from earnings per diluted share of $0.48 for the three months ended June 30, 2003.

        Fully tax-equivalent net interest income totaled $81.4 million, an increase of $14.6 million, or 21.9%, compared with the second quarter of 2003. Net interest income increased from a 25.7% growth in average earning assets, principally from strong organic loan growth, higher investment securities, and the acquisition of MountainBank. The MountainBank acquisition, which closed October 3, 2003, added approximately $877.7 million in earning assets. TSFG increased its investment portfolio to leverage capital and take advantage of the opportunity to increase net income. Partially offsetting the net interest income increase was a decline in the net interest margin. The net interest margin declined to 3.23% in the second quarter 2004 from 3.32% in the same period in 2003. The decrease in the net interest margin was largely attributable to higher investment securities (which generally have a lower yield than loans), lower rates on new commercial loans, and the July 2003 reclassification of minority interest in consolidated subsidiary as long-term debt. In addition, during the second quarter 2004, 78% of TSFG’s new commercial loans were variable rate loans (tied to prime), higher than its historical norm of 60%. While these variable rate loans are currently lower yielding than some fixed rate alternatives, in the longer term if rates increase, these variable rate loans should improve TSFG’s loan yield.

        The provision for loan losses totaled $7.0 million and $5.2 million in the second quarters of 2004 and 2003, respectively. The higher provision for loan losses was primarily attributable to increased loan growth and lower provision expense in 2003 due to the liquidation of nonperforming loans on which allocated reserves exceeded net losses incurred. Net loan charge-offs declined to 0.36% for the second quarter 2004 versus 0.63% for the second quarter 2003.

        Noninterest income for the three months ended June 30, 2004 and 2003 included certain pre-tax gains on asset sales, which totaled $1.6 million and $3.8 million, respectively. See “Earnings Review – Noninterest Income” for details on the gains on asset sales. Noninterest income, excluding these gains on asset sales, increased 20.8% to $24.4 million for the second quarter of 2004 compared with $20.2 million for the second quarter of 2003. Customer fee income, bank-owned life insurance, and gains on trading and derivative activities drove the increases in noninterest income. The increase in noninterest income, excluding gains on certain asset sales, was partially offset by a decrease in mortgage banking income from lower origination volumes due to higher mortgage loan rates.

        For the second quarters 2004 and 2003, noninterest expenses included pre-tax other non-operating items of $298,000 and $650,000, respectively. See “Earnings Review – Noninterest Expenses” for details on the other non-operating items. Noninterest expenses, excluding non-operating items, increased 9.6% to $54.2 million for the second quarter 2004 from $49.4 million for the second quarter 2003, which was primarily attributable to the October 2003 acquisition of MountainBank and the acquisition of two insurance companies. Salaries, wages, and employee benefits increased to $27.0 million in the second quarter 2004 from $25.7 million in the second quarter 2003, primarily due to acquisitions, higher health insurance costs, and certain annual pay increases, which were effective April 1, 2004. This increase was partially offset by lower short-term and long-term incentive accruals as no discretionary short-term or long-term incentive compensation has been accrued during the second quarter of 2004.

Market Risk and Asset/Liability Management

        Market risk is the risk of loss from adverse changes in market prices and interest rates. TSFG’s market risk arises principally from interest rate risk inherent in its core banking activities. Interest rate risk is the risk to net income represented by the impact of changes in market interest rates. TSFG has risk management policies and practices to monitor and limit exposure to interest rate risk. These policies and practices are described in the annual report on Form 10-K for the year ended December 31, 2003. At June 30, 2004, the overall interest rate risk position of TSFG falls within the interest rate risk guidelines established by its Asset/Liability Committee (“ALCO”).

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

        TSFG considers the earnings at risk analysis to be its best gauge of the sensitivity of its earnings to changes in interest rates. The earnings at risk analysis simulates TSFG’s consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports the estimated impact on net interest income with rates remaining flat, rates gradually increasing 100 and 200 basis points, and rates decreasing 100 basis points over the next twelve-month period. These rates assume a parallel shift in the treasury yield curve, except for lower limits in the declining rate scenario as discussed below. Computation of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, call features, and loan and securities prepayments, and should not be relied upon as indicative of actual results. Further, these computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates. Table 17 shows the estimated effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using the “most likely” projected balance sheet (excluding the impact of TSFG’s acquisitions of CNB Florida and Florida Banks, which closed in July 2004).

Table 17
EARNINGS AT RISK ANALYSIS

Interest Rate Scenario	Net Interest Income
2.00%	3.59%
1.00	3.55
Flat	--
(1.00)	(1.63)

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

        Interest sensitivity gap (the “static GAP position”) measures the amount of rate-sensitive assets and rate-sensitive liabilities that either mature or are subject to change as of a point-in-time and is not necessarily indicative of positions on other dates. It is used to periodically review the static repricing structure of assets and liabilities. Management believes that the analysis provided by the static GAP position is limited, as it does not take into account a number of important factors, such as projected changes in the balance sheet. Most importantly, it only shows the timing of the next repricing opportunity, not the differing magnitude of rate changes on both assets and liabilities. In other words, it assumes that all rate-sensitive assets and liabilities adjust equally when rates change, which is an inaccurate assumption. In addition, it ignores actions that may be taken by management in response to future rate changes. For these reasons, TSFG relies principally on its earnings simulation analysis, a dynamic model, to evaluate and manage interest rate risk.

        The impact of rising rates on TSFG’s money market accounts demonstrates why TSFG believes the earnings at risk analysis to be superior to the static gap analysis. At June 30, 2004, the static gap analysis reflects $2.0 billion in money market accounts in the 0-3 month column, the majority of which are money market accounts that reprice with the prime interest rate. However, these accounts increase only 40% of the total increase in prime, not the full amount. By contrast, TSFG’s assets that reprice will reflect most, if not all, of the full rate increase. Contrary to the static gap analysis, this relative impact of rising rates is taken into account in the earnings at risk analysis.

        Table 18 shows TSFG’s static GAP position at June 30, 2004 based on its “most likely” rate scenario, which assumes a 100 basis point rate increase over the next twelve months. The carrying amounts of rate-sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature, ignoring the magnitude of the repricing. For assets, projected repayments, anticipated principal prepayments, and potential calls are taken into account. To reflect anticipated prepayments, certain asset categories are shown using estimated cash flows rather than contractual cash flows. For core deposits without contractual maturities (i.e., interest checking, savings, money market, and noninterest-bearing deposit accounts), Table 18 presents principal cash flows based on management’s judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and call options exercised differ from TSFG’s historical experience or management’s estimates.

        TSFG changed its “most likely” rate scenario to an up 100 basis point scenario (over the next twelve months) from a flat scenario at December 31, 2003. In the up 100 basis point scenario, prepayment speeds on mortgage-backed securities slow down, agency securities are less likely to be called, and borrowings are more likely to be called, resulting in a larger static gap liability-sensitive position than presented in the flat rate scenario at year-end.

Table 18
INTEREST SENSITIVITY GAP ANALYSIS
(dollars in thousands)

	0-3 Months	4-12 Months	One to Three Years	After Three Years	Total
Interest-sensitive assets
Earning assets
Loans	$3,828,736	$917,600	$1,046,900	$476,625	$6,269,861
Investment securities (1)	293,982	773,712	1,048,102	2,023,960	4,139,756
Interest-bearing bank balances	353	250	--	--	603

Total earning assets	$4,123,071	$1,691,562	$2,095,002	$2,500,585	$10,410,220

Interest-sensitive liabilities
Interest-sensitive liabilities
Interest-bearing deposits
Interest-bearing checking	$--	$196,565	$229,347	$229,347	$655,259
Savings	--	15,113	75,569	60,455	151,137
Money market accounts	2,021,070	147,565	105,403	105,403	2,379,441
Time deposits	816,971	919,074	399,567	143,921	2,279,533

Total interest-bearing deposits	2,838,041	1,278,317	809,886	539,126	5,465,370
Noninterest-bearing deposits (2)	--	97,154	485,770	388,616	971,540
Borrowings	3,148,547	466,669	239,568	70,697	3,925,481

Total interest-sensitive liabilities	5,986,588	1,842,140	1,535,224	998,439	10,362,391

Periodic interest-sensitive gap	(1,863,517)	(150,578)	559,778	1,502,146	47,829

Notional amount of interest rate swaps	(457,501)	459,000	29,000	(30,499)	--

Periodic interest-sensitive gap after interest
rate swaps	$(2,321,018)	$308,422	$588,778	$1,471,647	$47,829

Cumulative interest -sensitive gap	$(2,321,018)	$(2,012,596)	$(1,423,818)	$47,829	$--

(1)	Investment securities exclude the unrealized loss on the available for sale of securities of $75.9 million (pre-tax).
(2)	Noninterest-bearing deposits respond in part to changes in interest rates.

        As indicated in Table 18, at June 30, 2004, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability-sensitive position of $2.0 billion, or 17.5% of total assets. The position indicated by the static gap has no direct reflection on net interest income. Although the static gap reflects a liability-sensitive position, the earnings at risk analysis shows TSFG with an asset-sensitive position, and one in which TSFG will benefit from an increase in interest rates.

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

        In connection with its interest rate management activities, TSFG uses futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. In 2003, TSFG increased its use of derivatives. For the first half of 2004, gains on trading and derivative activities totaled $983,000, compared with $1.1 million for the same period in 2003. At June 30, 2004, TSFG had no open option or futures contracts.

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

        In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. At June 30, 2004, the fair value of derivative assets totaled $2.6 million and was primarily related to cash flow hedges. At June 30, 2004, the fair value of derivative liabilities totaled $31.5 million for fair value hedges and cash flow hedges.

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

        For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2004, commercial and retail loan commitments totaled $1.3 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $2.3 million at June 30, 2004. Unused business credit card lines, which totaled $18.0 million at June 30, 2004, are generally for short-term borrowings.

        Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2004 was $100.9 million.

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

        At June 30, 2004, the fair value of derivative assets totaled $2.6 million and was primarily related to cash flow hedges. At June 30, 2004, the fair value of derivative liabilities totaled $31.5 million for fair value hedges and cash flow hedges. The related notional amounts, which are not recorded on the consolidated balance sheets, totaled $96.4 million for the derivative assets and $1.1 billion for the derivative liabilities.

        Credit Life & Disability Insurance. Carolina First Guaranty Reinsurance, Ltd. (“CFGRL”), a wholly-owned subsidiary of TSFG, offers credit life and disability insurance up to a single policy limit of $100,000 to customers of the Subsidiary Banks. As of June 30, 2004, CFGRL had in force insurance not recorded on the consolidated balance sheets of $25.5 million. A loss reserve, determined based on reported and past loss experience of in-force policies, totaled $177,000 at June 30, 2004.

Liquidity

        Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Subsidiary Banks through customers’ deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities and paydowns of securities, temporary investments, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A substantial majority of TSFG’s securities are pledged. Management believes the projected cash flows from the securities portfolio are sufficient, under different interest rate scenarios, including a rising rate scenario, to provide much of the necessary funding estimated for the remainder of 2004.

        Proper liquidity management is crucial to ensure that TSFG is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, TSFG focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 19 summarizes future contractual obligations as of June 30, 2004. Table 19 excludes the impact of TSFG’s acquisitions of CNB Florida and Florida Banks, which closed in July 2004 and does not include payments that may be required under employment and deferred compensation agreements. In addition, Table 19 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the six months ended June 30, 2004).

Table 19
CONTRACTUAL OBLIGATIONS
(dollars in thousands)

	Payments Due by Period
	Total	Remainder of 2004	2-3 Years	4-5 Years	After 5 Years
Time deposits	$2,279,533	$746,963	$604,453	$91,093	$837,024
Short-term borrowings	1,355,884	1,355,884	--	--	--
Long-term debt	2,566,475	3,466	225,670	989,423	1,347,916
Operating leases	104,463	5,389	17,647	15,857	65,570

Total contractual cash obligations	$6,306,355	$2,111,702	$847,770	$1,096,373	$2,250,510

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

        The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of June 30, 2004, totaled $966.3 million. At June 30, 2004, the Subsidiary Banks had $1.2 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At June 30, 2004, the Subsidiary Banks had unused, unsecured short-term lines of credit from unrelated banks totaling $684.2 million (which are withdrawable at the lender’s option).

        The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At June 30, 2004, the Subsidiary Banks had qualifying collateral to secure advances up to $813.6 million, of which none was outstanding.

        At June 30, 2004, the parent company had unused short-term lines of credit totaling $35.0 million. These lines of credit, which are withdrawable at the lenders’ option, mature September 1, 2004 for $10.0 million, May 14, 2005 for $15.0 million, and June 30, 2005 for $10.0 million.

        In the normal course of business, to meet the financial needs of its customers, TSFG, principally through the Subsidiary Banks, enters into agreements to extend credit. For amounts and types of such agreements at June 30, 2004, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s liquidity and could require additional sources of liquidity.

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

Item 4.     Disclosure Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

        TSFG’s Chief Executive Officer and Chief Financial Officer have evaluated TSFG’s disclosure controls and procedures as of June 30, 2004, and they concluded that these controls and procedures are effective.

   Changes in Internal Controls

        There have been no changes in internal control over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1     Legal Proceedings

        See Note 10 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 2     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares as of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Bet Purchased Under Plans or Programs
April 1, 2004 to April 30, 2004	--	$--	--	--
May 1, 2004 to May 31, 2004	--	--	--	--
June 1, 2004 to June 30, 2004	--	--	--	--

Total	--	$--	--	1,262,924

Item 3     Defaults Upon Senior Securities

      None.

Item 4     Submission of Matters to a Vote of Securities Holders

      Annual Meeting of Shareholders

        On April 27, 2004, TSFG held its 2004 Annual Meeting of Shareholders. The results of the 2004 Annual Meeting of Shareholders follow.

      Proposal #1 – Election of Directors

	Voting shares in favor		Withheld Authority
	#	%
William P. Brant	47,299,972	95.7%	2,149,730
J.W. Davis	47,060,209	95.2%	2,389,493
C. Claymon Grimes, Jr	47,635,515	96.3%	1,814,187
William S. Hummers III	47,122,671	95.3%	2,327,031
William R. Timmons III	46,801,852	94.6%	2,647,850
David C. Wakefield III	43,654,639	88.3%	5,795,063

Gordon W. Campbell, M. Dexter Hagy, H. Earle Russell, Jr., Charles B. Schooler, Edward J. Sebastian, John C.B. Smith, Jr., William R. Timmons, Jr., Samuel H. Vickers, and Mack I. Whittle, Jr. continued in their present terms as directors.

      Proposal #2 – Approval of Amended Stock Option Plan

The shareholders approved TSFG’s Amended and Restated Stock Option Plan to increase the shares available for issuance by 1 million shares with 27,778,300 shares, or 69.0% voting in favor, 12,488,583 shares voting against, and 569,692 shares abstaining.

      Proposal #3 – Approval of Certain Amendments to TSFG’s 2004 Long-Term Incentive Plan

The shareholders approved certain amendments to TSFG’s 2004 Long-Term Incentive Plan with 28,105,960 shares, or 70.0%, voting in favor, 12,027,668 shares voting against, and 702,949 shares abstaining.

      Proposal #4 – Approval to Increase Authorized Common Stock Shares

The shareholders approved an increase in TSFG’s authorized common stock from 100 million shares to 200 million shares with 43,462,043 shares, or 73.6%, voting in favor, 5,629,878 shares voting against, and 356,479 shares abstaining.

      Proposal #5 – Approval of Amended and Restated Directors Stock Option Plan

The shareholders approved TSFG’s Amended and Restated Directors Stock Option Plan with 36,135,187 shares, or 90.0%, voting in favor, 4,028,267 shares voting against, and 575,749 shares abstaining.

      Proposal #6 – Approval of an Amendment to Employee Stock Purchase Plan

The shareholders approved an amendment to TSFG’s Employee Stock Purchase Plan with 38,288,608 shares, or 64.8%, voting in favor, 1,307,547 shares voting against, and 1,240,424 shares abstaining.

      Proposal #7 – Ratification of Auditors

The shareholders approved the appointment of KPMG LLP as independent auditors of TSFG for fiscal year 2004 with 43,034,570 shares, or 87.4%, voting in favor, 6,171,373 shares voting against, and 242,457 shares abstaining.

Item 5     Other Information

      None.

Item 6     Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1	Amendment #1 to The South Financial Group Amended and Restated Employee Stock Purchase Plan.
10.2	Amendment #1 to The South Financial Group 2004 Long-Term Incentive Plan.
31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

        Form 8-K dated April 14, 2004 furnishing under Item 12 TSFG’s first quarter earnings release for 2004.

        Form 8-K dated July 20, 2004 furnishing under Item 12 TSFG’s second quarter earnings release for 2004.

        Form 8-K dated July 16, 2004 announcing under Items 2 and 7 that TSFG had completed its acquisition of CNB Florida Bancshares, Inc.

        Form 8-K dated July 16, 2004 announcing under Items 2 and 7 that TSFG had completed its acquisition of Florida Banks, Inc.

        Form 8-K/A dated July 16, 2004 amending and restating under Item 2 certain information about TSFG's acquisition of Florida Banks, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	The South Financial Group, Inc. /s/ William S. Hummers III William S. Hummers III Vice Chairman and Executive Vice President (Principal Accounting and Chief Financial Officer)

INDEX TO EXHIBITS

EXHIBIT DESCRIPTION NO.

Exhibit
No.

Exhibit No.	Description
10.1	Amendment #1 to The South Financial Group Amended and Restated Employee Stock Purchase Plan.
10.2	Amendment #1 to The South Financial Group 2004 Long-Term Incentive Plan.
31.1	Certificate of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.