Form 10-Q
period 2004-09-30
SOUTH FINANCIAL GROUP INC
filed 2004-11-08
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

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
Yes   X     No

The number of outstanding shares of the issuer’s $1.00 par value common stock as of November 3, 2004 was 71,080,940.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	September 30,		December 31,
	2004	2003	2003
Assets
Cash and due from banks	$210,125	$186,069	$184,057
Interest-bearing bank balances	850	7,958	2,048
Federal funds sold	--	--	137
Securities
Trading	--	954	480
Available for sale	4,232,854	3,439,226	3,915,994
Held to maturity (market value $77,302, $72,922 and
$93,188, respectively)	75,631	70,485	91,097

Total securities	4,308,485	3,510,665	4,007,571

Loans
Loans held for sale	21,933	45,817	29,619
Loans held for investment	7,984,824	4,857,154	5,732,205
Allowance for loan losses	(96,318)	(63,000)	(73,287)

Net loans	7,910,439	4,839,971	5,688,537

Premises and equipment, net	163,428	132,137	142,705
Accrued interest receivable	55,952	39,958	48,365
Intangible assets	610,347	245,791	353,079
Other assets	391,823	253,813	292,902

	$13,651,449	$9,216,362	$10,719,401

Liabilities and shareholders' equity
Liabilities
Deposits
Noninterest-bearing	$1,222,467	$811,919	$882,129
Interest-bearing	6,589,002	4,454,096	5,146,520

Total deposits	7,811,469	5,266,015	6,028,649
Federal funds purchased and repurchase agreements	1,753,660	718,641	834,866
Other short-term borrowings	51,648	49,749	56,079
Long-term debt	2,534,850	2,322,208	2,702,879
Debt associated with trust preferred securities	--	95,500	--
Accrued interest payable	31,365	19,266	24,520
Other liabilities	85,783	88,317	92,539

Total liabilities	12,268,775	8,559,696	9,739,532

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares;
issued and outstanding - none	--	--	--
Common stock-par value $1 per share; authorized 200,000,000
shares; issued and outstanding 70,894,247, 47,073,578,
and 59,064,375 shares, respectively	70,894	47,074	59,064
Surplus	1,048,649	414,973	712,788
Retained earnings	279,852	197,895	216,678
Guarantee of employee stock ownership plan debt and nonvested
restricted stock	(3,881)	(2,723)	(2,494)
Common stock held in trust for deferred compensation	(901)	(150)	(151)
Deferred compensation payable in common stock	901	150	151
Accumulated other comprehensive loss, net of tax	(12,840)	(553)	(6,167)

Total shareholders' equity	1,382,674	656,666	979,869

	$13,651,449	$9,216,362	$10,719,401

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$103,398	$66,936	$261,763	$202,594
Interest and dividends on securities
Taxable	41,594	29,177	114,488	90,413
Exempt from Federal income taxes	2,141	1,200	5,806	3,526

Total interest and dividends on securities	43,735	30,377	120,294	93,939
Interest on short-term investments	85	103	136	433

Total interest income	147,218	97,416	382,193	296,966

Interest expense
Interest on deposits	27,345	18,796	66,798	55,130
Interest on borrowed funds	20,115	16,200	53,232	47,773

Total interest expense	47,460	34,996	120,030	102,903

Net interest income	99,758	62,420	262,163	194,063
Provision for loan losses	9,440	5,591	24,158	16,291

Net interest income after provision for loan losses	90,318	56,829	238,005	177,772
Noninterest income	24,083	27,730	79,366	71,591
Noninterest expenses, excluding merger-related costs	64,371	50,196	175,356	147,302
Merger-related costs	5,487	345	6,239	2,224

Income from continuing operations before income
taxes, minority interest, and discontinued operations	44,543	34,018	135,776	99,837
Income taxes	13,363	10,125	42,316	31,188

Income before minority interest and discontinued
operations	31,180	23,893	93,460	68,649
Minority interest in consolidated subsidiary, net of income tax	--	--	--	(2,012)

Income from continuing operations	31,180	23,893	93,460	66,637
Discontinued operations, net of income tax	(165)	--	(165)	--

Net income	$31,015	$23,893	$93,295	$66,637

Average common shares outstanding, basic	68,635,847	46,955,200	62,470,768	46,968,749
Average common shares outstanding, diluted	70,342,922	47,992,601	64,019,889	48,002,656
Per common share, basic
Income from continuing operations	$0.45	$0.51	$1.49	$1.42
Discontinued operations	--	--	--	--

Net income	$0.45	$0.51	$1.49	$1.42

Per common share, diluted
Income from continuing operations	$0.44	$0.50	$1.46	$1.39
Discontinued operations	--	--	--	--

Net income	$0.44	$0.50	$1.46	$1.39

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Income(Loss)	Total
Balance, December 31, 2002	47,347,375	$47,347	$427,448	$147,854	$24,150	$646,799
Net income	--	--	--	66,637	--	66,637
Other comprehensive loss, net of tax
of $12,355	--	--	--	--	(24,703)	(24,703)

Comprehensive income	--	--	--	--	--	41,934

Cash dividends declared
($0.42 per common share)	--	--	--	(19,689)	--	(19,689)
Common stock activity:
Repurchase of stock	(1,274,808)	(1,274)	(27,283)	--	--	(28,557)
Exercise of stock options	648,075	648	5,374	--	--	6,022
Acquisitions	149,173	149	3,411	454	--	4,014
Restricted stock plan	67,023	67	3,187	(167)	--	3,087
Dividend reinvestment plan	105,184	105	2,197	--	--	2,302
Employee stock purchase plan	20,666	21	306	--	--	327
Director compensation	10,890	11	261	--	--	272
Common stock purchased by trust for
deferred compensation	--	--	--	(150)	--	(150)
Deferred compensation payable in
common stock	--	--	--	150	--	150
Miscellaneous	--	--	72	83	--	155

Balance, September 30, 2003	47,073,578	$47,074	$414,973	$195,172	$(553)	$656,666

Balance, December 31, 2003	59,064,375	$59,064	$712,788	$214,184	$(6,167)	$979,869
Net income	--	--	--	93,295	--	93,295
Other comprehensive loss, net of tax
of $3,873	--	--	--	--	(6,673)	(6,673)

Comprehensive income	--	--	--	--	--	86,622

Cash dividends declared ($0.45 per
common share)	--	--	--	(30,121)	--	(30,121)
Common stock activity:
Acquisitions	10,752,972	10,753	318,689	241	--	329,683
Exercise of stock options, including
tax benefit of $4,154	777,285	777	11,817	--	--	12,594
Dividend reinvestment plan	90,186	90	2,359	--	--	2,449
Restricted stock plan	195,832	196	2,647	(1,814)	--	1,029
Director compensation	6,618	7	183	--	--	190
Employee stock purchase plan	6,991	7	181	--	--	188
Common stock purchased by trust for
deferred compensation	--	--	--	(750)	--	(750)
Deferred compensation payable in
common stock	--	--	--	750	--	750
Miscellaneous	(12)	--	(15)	186	--	171

Balance, September 30, 2004	70,894,247	$70,894	$1,048,649	$275,971	$(12,840)	$1,382,674

*   Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$93,295	$66,637
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	39,444	41,362
Provision for loan losses	24,158	16,291
Gain on sale of available for sale securities	(6,499)	(8,681)
Gain on equity investments	(3,456)	(3,330)
Gain on trading and derivative activities	(2,133)	(2,057)
Gain on disposition of assets and liabilities	(2,350)	(601)
Gain on sale of loans	(5,035)	(6,410)
Loss (gain) on disposition of premises and equipment	245	(66)
Loss on disposition of other real estate owned	969	432
Conservation grant of land	3,350	--
Impairment (recovery) loss from write-down of assets	(277)	449
Impairment (recovery) loss from write-down of mortgage servicing rights	(136)	96
Loss on early extinguishment of debt	1,429	2,699
Minority interest in consolidated subsidiary	--	2,012
Trading account assets, net	549	(1,721)
Origination of loans held for sale	(440,780)	(533,115)
Sale of loans held for sale and principal repayments	463,233	553,474
Other assets, net	(11,798)	(29,876)
Other liabilities, net	(9,637)	6,209

Net cash provided by operating activities	144,571	103,804

Cash flows from investing activities
Sale of securities available for sale	1,408,541	1,364,390
Maturity, redemption, call, or principal repayments of securities available for sale	1,168,378	2,074,597
Maturity, redemption, call, or principal repayments of securities held to maturity	14,797	35,024
Purchase of securities available for sale	(2,919,502)	(4,433,634)
Purchase of securities held to maturity	--	(22,735)
Origination of loans held for investment, net of principal repayments	(838,421)	(451,122)
Sale of other real estate owned	8,427	9,708
Sale of premises and equipment	1,159	2,579
Sale of long-lived assets held for sale	908	--
Purchase of premises and equipment	(16,944)	(10,561)
Disposition of assets and liabilities, net	(991)	(5,738)
Cash equivalents acquired for branch acquisition	6,919	--
Cash equivalents acquired, net of payment for purchase acquisitions	241,731	(595)

Net cash used for investing activities	(924,998)	(1,438,087)

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from financing activities
Deposits, net	231,152	687,024
Federal funds purchased and repurchase agreements, net	799,486	(391,991)
Short-term borrowings, net	(5,163)	(32,770)
Issuance of long-term debt	796,134	1,085,295
Payment of long-term debt	(998,045)	(64,674)
Prepayment penalty on early extinguishment of debt	(1,429)	(2,699)
Cash dividends paid on common stock	(28,413)	(19,728)
Cash dividends paid on minority interest	--	(3,997)
Repurchase of common stock	--	(28,557)
Other common stock activity	11,438	9,078

Net cash provided by financing activities	805,160	1,236,981

Net change in cash and cash equivalents	24,733	(97,302)
Cash and cash equivalents at beginning of year	186,242	291,329

Cash and cash equivalents at end of period	$210,975	$194,027

Supplemental cash flow data
Interest paid	$121,720	$105,489
Income taxes paid	29,868	28,250
Significant non-cash investing and financing transactions:
Minority interest in consolidated subsidiary reclassified to long-term debt	--	89,800
Loans held for sale transferred to assets held for disposal	56,616	--
Change in unrealized loss on available for sale securities	(9,737)	(38,483)
Loans transferred to other real estate owned	5,280	9,338
Premises and equipment, net transferred to long-lived assets held for sale	--	2,639
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	2,111,570	9,448
Fair value of common stock issued and stock options recognized	(329,683)	(4,014)
Basis of stock investment in acquiree, shares canceled effective with the
acquisition closing date	(8,970)	--
Cash paid for common shares	(4)	--

Liabilities assumed	1,772,913	5,434

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

Nature of Operations

        TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including mortgage, trust, investment and insurance services to consumers and commercial customers. At September 30, 2004, TSFG operated through 76 branch offices in South Carolina, 24 in North Carolina and 53 in Florida.

Principles of Consolidation

        The consolidated financial statements include the accounts of The South Financial Group, Inc. and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

        TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States of America. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity’s activities. TSFG consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. TSFG’s wholly owned subsidiaries, South Financial Capital Trust I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, MountainBank Capital Trust I, Florida Banks Capital Trust I, Florida Banks Capital Trust II, Florida Banks Statutory Trust I, Florida Banks Statutory Trust II, and Florida Banks Statutory Trust III, are VIEs for which TSFG is not the primary beneficiary. Accordingly, the accounts of these entities are not included in TSFG’s consolidated financial statements.

Accounting Estimates and Assumptions

        The preparation of the consolidated financial statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, income tax assets or liabilities, and accounting for acquisitions. To a lesser extent, significant estimates are also associated with the determination of securities, intangibles, valuation of derivative instruments, stock based compensation, and environmental remediation costs.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2004 presentations. In particular, in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 150 (“SFAS 150”), TSFG reclassified its minority interest in consolidated subsidiary (representing mandatorily redeemable preferred stock of its real estate investment trust subsidiary) to long-term debt effective July 1, 2003. At September 30, 2003, TSFG’s mandatorily redeemable preferred stock of subsidiary totaled $89.8 million. In addition, effective July 1, 2003, TSFG reported dividends earned by institutional holders of preferred shares of its real estate investment trust subsidiaries as interest expense. For periods prior to July 1, 2003, these dividends earned are reported as minority interest in consolidated subsidiary, net of tax.

Recently Adopted Accounting Pronouncements

      Accounting for Investments in Limited Liability Companies

        Effective June 30, 2004, TSFG adopted Emerging Issues Task Force Issue (“EITF”) No. 03-16, “Accounting for Investments in Limited Liability Companies,” which provided guidance for determining whether an investment in a limited liability company (“LLC”) should be accounted for using the cost or equity method of accounting. This guidance specified that the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 78-9 (“SOP 78-9”), “Accounting for Investments in Real Estate Ventures,” and related guidance would apply to LLCs. SOP 78-9 requires noncontrolling investments be accounted for using the equity method of accounting unless the investors’ interest is so minor that they have virtually no influence over partnership operating and financial policies, and accordingly, accounting for the investment using the cost method of accounting may be appropriate. Guidance has stated that investments of more than three to five percent are considered to be more than minor and, therefore, should be accounted for using the equity method of accounting. The initial adoption of this issue did not have a material impact on the financial condition or results of operations of TSFG.

      Accounting for Investments Other Than Common Stock

        Effective September 30, 2004, TSFG adopted EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” which provided guidance for circumstances when an investor has the ability to exercise significant influence over the operating and financial policies of an investee and that the equity method of accounting should be applied only when the investment is common stock and/or in-substance common stock. The initial adoption of this issue did not have an impact on the financial condition or results of operations of TSFG.

Recently Issued Accounting Pronouncements

      The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

        In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-1-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until the FASB issues final guidance, expected in the fourth quarter 2004.

        Paragraphs 10 through 20 of EITF 03-1 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. We are currently evaluating the impact of the initial adoption of this guidance on the financial condition or results of operations of TSFG.

        TSFG adopted the guidance of EITF 03-1, excluding paragraphs 10-20 effective as of September 30, 2004. As a result of this adoption, TSFG provides additional disclosures, which are found in Note 9. The initial adoption of this issue, which excludes paragraphs 10-20 did not have a material impact on the financial condition or results of operations of TSFG.

(2)     SUPPLEMENTAL FINANCIAL INFORMATION TO CONSOLIDATED STATEMENTS OF INCOME

        The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Noninterest income
Service charges on deposit accounts	$9,950	$7,613	$26,781	$22,154
Debit card income	1,103	566	2,892	1,718
Customer service fee income	683	657	2,155	1,668

Total customer fee income	11,736	8,836	31,828	25,540

Brokerage income	1,240	1,212	3,748	4,044
Trust income	824	734	2,781	2,535

Total brokerage and trust income	2,064	1,946	6,529	6,579

Bank-owned life insurance income	2,869	2,063	8,617	5,944
Merchant processing income	2,528	2,161	6,972	5,568
Mortgage banking income	1,514	3,804	4,694	8,537
Insurance income	1,132	1,118	3,169	2,675
Gain on sale of available for sale securities	678	4,498	6,499	8,681
(Loss) gain on equity investments	(367)	1,455	3,456	3,330
Gain on trading and derivative activities	1,150	950	2,133	2,057
Gain on disposition of assets and liabilities	--	--	2,350	601
Other	779	899	3,119	2,079

Total noninterest income	$24,083	$27,730	$79,366	$71,591

Noninterest expenses
Salaries and wages	$24,727	$17,972	$63,503	$57,569
Employee benefits	7,431	5,709	21,380	16,444
Occupancy	5,841	4,699	16,098	13,981
Furniture and equipment	5,670	4,466	15,175	13,271
Professional fees	2,318	1,348	5,926	4,708
Merchant processing expense	1,984	1,686	5,453	4,342
Telecommunications	1,237	1,239	3,488	3,477
Amortization of intangibles	1,839	730	4,229	2,159
Impairment (recovery) loss from write-down of assets	--	--	(277)	268
Conservation grant of land	--	--	3,350	--
Loss on early extinguishment of debt	--	2,699	1,429	2,699
Other	13,324	9,648	35,602	28,384

Total noninterest expenses, excluding merger-related costs	64,371	50,196	175,356	147,302
Merger-related costs	5,487	345	6,239	2,224

Total noninterest expenses	$69,858	$50,541	$181,595	$149,526

(3)    ACCUMULATED OTHER COMPREHENSIVE LOSS

        The following summarizes accumulated other comprehensive (loss) income, net of tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Unrealized (losses) gains on available for sale securities
Balance at beginning of period	$(47,552)	$22,893	$(6,981)	$24,382
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	54,925	(32,282)	218	(26,472)
Income tax (expense) benefit	(20,435)	11,950	(147)	8,505
Less: Reclassification adjustment for gains included in net income	(311)	(5,953)	(9,955)	(12,011)
Income tax expense	122	2,173	3,614	4,377

	34,301	(24,112)	(6,270)	(25,601)

Balance at end of period	(13,251)	(1,219)	(13,251)	(1,219)

Unrealized gains (losses) on cash flow hedges
Balance at beginning of period	1,319	162	814	(232)
Other comprehensive income:
Unrealized (loss) gain on change in fair values	(1,376)	800	(809)	1,425
Income tax benefit (expense)	468	(296)	406	(527)

	(908)	504	(403)	898

Balance at end of period	411	666	411	666

	$(12,840)	$(553)	$(12,840)	$(553)

(4)    BUSINESS COMBINATIONS

CNB Florida Bancshares, Inc. and Florida Banks, Inc.

        On July 16, 2004, TSFG acquired CNB Florida Bancshares, Inc. (“CNB Florida”), headquartered in Lake City, Florida, and Florida Banks, Inc. (“Florida Banks”), headquartered in Jacksonville, Florida. CNB Florida operated through 16 branch offices in Northeast Florida. Florida Banks operated through seven branch offices in Tampa, Jacksonville, Gainesville, Ft. Lauderdale, Ocala, and West Palm Beach, Florida. These acquisitions build on TSFG’s existing Florida franchise, advancing efforts to expand in markets with favorable population and per capita income growth prospects. In connection with these acquisitions, CNB Florida and Florida Banks were merged into Mercantile Bank.

        The aggregate purchase price for CNB Florida was $161.9 million, which consisted of 5,312,974 shares of TSFG common stock valued at $154.0 million, $2,000 of cash paid in lieu of fractional shares, outstanding employee stock options valued at $6.6 million, and TSFG’s equity investment of 125,000 common shares in CNB Florida, which had a basis of $1.3 million and were canceled effective with the acquisition closing date.

        The aggregate purchase price for Florida Banks was $175.9 million, which consisted of 5,418,890 shares of TSFG common stock valued at $158.5 million, $2,000 of cash paid in lieu of fractional shares, outstanding employee stock options valued at $9.7 million, and TSFG’s equity investments of 291,500 common shares and 50,000 preferred shares in Florida Banks, which had a basis of $7.7 million and were canceled effective with the acquisition closing date.

        The CNB Florida and Florida Banks purchase prices and the amount of the purchase prices allocated to goodwill and other intangible assets are presented below (in thousands). TSFG obtained third-party valuations of certain assets and liabilities by the end of the third quarter; however, management’s comprehensive analyses of those valuations are not complete. Therefore, the estimated fair values of the assets acquired and the liabilities assumed at the purchase price date are subject to adjustment in the fourth quarter of 2004 as well as within one year of the acquisitions as additional fair value information becomes available.

	July 16, 2004
	CNB Florida	Florida Banks	Combined
Purchase price	$161,920	$175,947	$337,867
Fair value of net assets acquired (1)	35,732	36,330	72,062

Excess of purchase price over fair value of net assets acquired	126,188	139,617	265,805
Core deposit intangibles	10,571	3,282	13,853
Non-compete agreements	741	2,700	3,441

Goodwill	$114,876	$133,635	$248,511

(1)     Includes direct acquisition costs and deferred income taxes.

        The core deposit intangible assets are amortized over 10 years and 12 years for CNB Florida and Florida Banks, respectively based on the estimated lives of the associated deposits. The core deposit intangible valuation and amortization periods are based on a historical study of the deposits acquired. The non-compete agreement intangibles are amortized on a straight-line basis over the estimated useful lives, which range from three to five years. All intangible assets were assigned to Mercantile Bank. The goodwill will not be amortized but will be tested at least annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The total amount of goodwill expected to be deductible for income tax purposes is $10.1 million.

        The estimated fair values of assets acquired and liabilities assumed at acquisition (in thousands) are presented below. As previously discussed, these fair values are subject to change. In addition, certain assets and liabilities related to Florida Banks wholesale mortgage operations, primarily loans held for sale, were moved to discontinued operations (see Note 8 for further details).

	July 16, 2004
	CNB Florida	Florida Banks	Combined
Assets
Cash and cash equivalents	$80,983	$161,112	$242,095
Securities	3,718	4,040	7,758
Loans
Loans held for sale	114	58,453	58,567
Loans held for investment	716,272	772,342	1,488,614
Allowance for loan losses	(8,398)	(12,285)	(20,683)

Net loans	707,988	818,510	1,526,498

Intangible assets	126,188	139,617	265,805
Other assets	30,637	37,818	68,455

Total assets acquired	949,514	1,161,097	2,110,611

Liabilities
Deposits	755,550	851,284	1,606,834
Other borrowed funds	31,904	118,785	150,689
Other liabilities	140	15,081	15,221

Total liabilities assumed	787,594	985,150	1,772,744

Net assets acquired	$161,920	$175,947	$337,867

        TSFG’s consolidated financial statements include the results of operations of CNB Florida and Florida Banks since July 16, 2004. In July 2004, due to branch office consolidations associated with these two acquisitions, Mercantile Bank closed three branch offices.

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

Amortization of Premiums and Discounts

        Premiums and discounts that resulted from recording the assets and liabilities acquired through acquisitions at their respective fair values are being amortized and accreted using methods that approximate a constant effective yield over the life of the assets and liabilities. This net accretion or amortization increased net income before income taxes by $14,000 for the three months ended September 30, 2004 and decreased net income before income taxes by $1.7 million for the nine months ended September 30, 2004. For the three and nine months ended September 30, 2003, this net amortization decreased net income before income taxes by $799,000 and $1.7 million, respectively.

Pro Forma Financial Information

        The following unaudited pro forma financial information presents the combined results of operations of TSFG, CNB Florida, Florida Banks, and MountainBank Financial Corporation (“MBFC”) as if the mergers had occurred as of the beginning of the period for each period presented, after giving effect to certain adjustments, including amortization of core deposit intangibles, non-compete agreement intangibles, loan premiums, and deposit premiums and related income tax effects (in thousands, except per common share). MBFC was acquired on October 3, 2003. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had TSFG, CNB Florida, Florida Banks, and MBFC constituted a single entity during such periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net interest income	$100,011	$86,861	$295,082	$261,931
Noninterest income, excluding wholesale mortgage banking income	24,083	30,362	82,202	84,102
Wholesale mortgage banking income	--	2,399	2,266	9,597
Employment contract termination costs	9,749	9,749	9,749	9,749
Net income	23,540	19,409	79,349	70,058
Net income, excluding expenses for employment contract
termination costs paid by acquiree	31,097	26,966	86,906	77,615
Per common share:
Net income, basic	0.33	0.31	1.13	1.11
Net income, diluted	0.33	0.30	1.10	1.07
Net income, excluding expenses for employment contract
termination costs paid by acquiree, basic	0.44	0.43	1.24	1.23
Net income, excluding expenses for employment contract
termination costs paid by acquiree, diluted	0.43	0.41	1.21	1.19

        The wholesale mortgage banking income is presented separately from other noninterest income in the pro forma financial information above since TSFG decided in the third quarter 2004 to discontinue the wholesale mortgage operations acquired from Florida Banks. See Note 8 for additional details.

        The contract termination payments presented separately in the pro forma financial information above represent payments by CNB Florida and Florida Banks to certain executives pursuant to their employment contracts.

(5)    BRANCH ACQUISITION

        In August 2004, Carolina First Bank acquired a branch office (including related loans and deposits) in Lake Lure, North Carolina from an unrelated financial institution. In connection with this branch acquisition, TSFG acquired loans of $2.0 million, deposits totaling $9.5 million, and recorded a core deposit intangible asset of $571,000. The core deposit intangible asset is being amortized over 11 years on a sum-of-the-years digits method.

(6)    DISPOSITION OF ASSETS AND LIABILITIES

        In March 2004, TSFG executed a conservation grant of land in North Carolina, which resulted in the recognition of a gain totaling $2.4 million, included in noninterest income, and a deduction for the fair value of the contribution totaling $3.4 million, included in noninterest expenses.

        On June 28, 2004, TSFG completed the sale of substantially all of the assets and all liabilities of Community National Bank headquartered in Pulaski, Virginia. TSFG acquired Community National Bank in connection with its October 2003 acquisition of MBFC and it was outside TSFG’s targeted geographic market. In connection with this disposition, TSFG sold $40.4 million in loans and $60.0 million in deposits, and recorded reductions of goodwill totaling $6.6 million and core deposit intangibles totaling $864,000. This transaction resulted in no book gain or loss. Since Community National Bank was immaterial to TSFG’s financial statements, presentation as a discontinued operation is not warranted. For the period from January 1, 2004 to June 28, 2004, Community National Bank’s net income totaled $91,000.

(7)    SALE OF LONG-LIVED ASSETS

        In June 2004, TSFG sold three long-lived asset properties, which resulted in the recognition of an impairment recovery totaling $277,000 and a loss on the disposition of premises and equipment (included in other noninterest income) totaling $17,000. The net realizable value of these properties, which consisted of land and buildings, was estimated at $1.7 million, prior to their sale.

(8)    DISCONTINUED OPERATIONS

        As part of its bank acquisition process, TSFG evaluates whether the products and services offered by the acquired institution provide the proper balance of profitability and risk. Based on this assessment of CNB Florida and Florida Banks, TSFG decided in the third quarter 2004 to discontinue the wholesale mortgage operations acquired from Florida Banks and expects to be completed by the first quarter 2005. Assets held for disposal, included in other assets, totaled $48.4 million at September 30, 2004, and consisted primarily of loans held for sale. At September 30, 2004, liabilities related to the wholesale mortgage operation, included in other liabilities, totaled $2.9 million, and consisted primarily of a recourse reserve associated with loans previously sold. TSFG will continue to evaluate the reserve level and may make adjustments as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves. Since these assets and liabilities were recorded at their net realizable value at the acquisition date, the disposal is not expected to result in a book gain or loss. For the period from July 16, 2004 to September 30, 2004, the revenue and pre-tax loss related to the wholesale mortgage operations acquired from Florida Banks totaled $695,000 and $254,000, respectively. The after-tax loss of $165,000 is recognized as discontinued operations in the consolidated statement of income for the three and nine months ended September 30, 2004.

(9)    GROSS UNREALIZED LOSSES ON INVESTMENT SECURITIES

        Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2004, were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale
U.S. Treasury	$ 168,499	$ 419	$ 46,914	$ 506	$ 215,413	$ 925
U.S. Government agencies	125,753	798	112,132	1,881	237,885	2,679
Mortgage-backed securities	1,087,167	12,972	665,644	12,043	1,752,811	25,015
State and municipals	91,049	910	31,634	510	122,683	1,420
Other investments	63,993	1,160	70,657	7,118	134,650	8,278

	$1,536,461	$ 16,259	$926,981	$ 22,058	$2,463,442	$38,317

Securities held to maturity
State and municipals	$ 16,585	$ 78	$ 5,628	$ 53	$ 22,213	$ 131

        At September 30, 2004, TSFG had 546 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, mortgage-backed securities, state and municipals, corporate bonds (a $609,000 unrealized loss included in other investments), Federal National Mortgage Association preferred stock (a $7.0 million unrealized loss included in other investments), and Federal Home Loan Mortgage Corporation preferred stock (a $664,000 unrealized loss included in other investments) summarized above were attributable to increases in interest rates, rather than credit quality. TSFG believes it has the ability and intent to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

        At September 30, 2004, cost method investments totaling $3.9 million and $7.2 million were included in available for sale securities and other assets, respectively. All of these investments are privately held, their market values are not readily available, and TSFG’s percentage ownership and degree of management influence warrant the cost method of accounting treatment. TSFG’s management evaluates the fair value of these cost method investments based on the investee’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. At September 30, 2004, none of these cost method investments were considered impaired.

(10)    INTANGIBLE ASSETS

        Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	September 30,		December 31,
	2004	2003	2003
Goodwill	$568,936	$229,034	$324,495
Core deposit intangible	52,206	26,869	38,770
Less accumulated amortization	(16,979)	(12,364)	(13,507)

	35,227	14,505	25,263

Non-compete agreement intangible	5,672	1,013	2,213
Less accumulated amortization	(809)	(202)	(294)

	4,863	811	1,919

Customer list intangible	1,595	1,558	1,558
Less accumulated amortization	(274)	(117)	(156)

	1,321	1,441	1,402

	$610,347	$245,791	$353,079

        The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) at and for the nine months ended September 30, 2004:

	Carolina First Bank	Mercantile Bank	Other	Total
Balance, December 31, 2003	$206,780	$107,369	$10,346	$324,495
Purchase accounting adjustments related to acquisitions	3,059	248,507	(482)	251,084
Disposition	--	--	(6,643)	(6,643)

Balance, September 30, 2004	$209,839	$355,876	$3,221	$568,936

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

        Amortization of intangibles totaled $3.6 million for core deposit intangibles, $515,000 for non-compete agreement intangibles, and $118,000 for customer list intangibles for the nine months ended September 30, 2004. Amortization of intangibles totaled $2.0 million for core deposit intangibles, $111,000 for non-compete agreement intangibles, and $93,000 for customer list intangibles for the nine months ended September 30, 2003.

The estimated amortization expense for amortizable intangible assets for the years ended December 31 is as follows:

	Core Deposit Intangible	Non- Compete Agreement Intangible	Customer List Intangible	Total
2004	$ 5,037	$ 792	$ 159	$ 5,988
2005	5,423	1,289	160	6,872
2006	4,805	1,288	160	6,253
2007	4,013	1,181	160	5,354
2008	3,560	551	160	4,271
Aggregate total for all years thereafter	15,985	277	640	16,902

	$38,823	$5,378	$ 1,439	$45,640

(11)    MORTGAGE SERVICING RIGHTS

        The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”) (in thousands), which are included in other assets, at and for the nine months ended September 30:

	2004	2003
Balance at beginning of year	$ 1,781	$ 4,386
MSRs amortized	(704)	(2,264)
MSR impairment recovery (loss) from the valuation of MSRs	136	(96)

	$ 1,213	$ 2,026

        The aggregate fair value of capitalized MSRs at September 30, 2004, December 31, 2003, and September 30, 2003 was $1.4 million, $1.9 million, and $2.1 million, respectively. At September 30, 2004, December 31, 2003, and September 30, 2003, the valuation allowance for capitalized MSRs totaled $1.7 million, $1.8 million, and $1.9 million, respectively.

        The estimated amortization expense for MSRs for the years ended December 31 is as follows: $939,000 for 2004 and 2005, $39,000 for 2006, and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

(12)    COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

        TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG’s consolidated financial position or results of operations.

Environmental Remediation Costs

        TSFG acquired the former Beacon Manufacturing Company facility (“Beacon property”) in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MBFC. MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. Demolition, removal, and disposal of the debris in accordance with all state and federal regulatory guidelines are now complete. In addition, clean up of the oil spill, including releases to the adjacent Swannanoa River, is substantially completed. TSFG continues to investigate, and if necessary remediate, any additional related environmental impacts and soil and groundwater contamination attributable to the facility. The environmental remediation liability, included in other liabilities, totaled $835,000 at September 30, 2004 and was based on available information. TSFG continues to evaluate the reserve level and may make adjustments as more information becomes known. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves. The related estimated net realizable value of the other real estate owned, included in other assets, totaled $300,000 at September 30, 2004. TSFG entered into a contract to sell the Beacon property to an independent third party, however this transaction is contingent upon the purchaser conducting normal and customary due diligence and environmental review.

(13)    SHARE INFORMATION

        The following is a summary of the earnings per share calculations:

	Three Months Ended September 30,
	2004	2003
Numerators
Income from continuing operations	$31,180	$23,893
Discontinued operations, net of income tax	(165)	--

Net income	$31,015	$23,893

Basic
Average common shares outstanding (denominator)	68,635,847	46,955,200

Earnings per share:
Income from continuing operations	$0.45	$0.51
Discontinued operations	--	--

Net income	$0.45	$0.51

Diluted
Average common shares outstanding	68,635,847	46,955,200
Average dilutive potential common shares	1,707,075	1,037,401

Average diluted shares outstanding (denominator)	70,342,922	47,992,601

Earnings per share:
Income from continuing operations	$0.44	$0.50
Discontinued operations	--	--

Net income	$0.44	$0.50

	Nine Months Ended September 30,
	2004	2003
Numerators
Income from continuing operations	$93,460	$66,637
Discontinued operations, net of income tax	(165)	--

Net income	$93,295	$66,637

Basic
Average common shares outstanding (denominator)	62,470,768	46,968,749

Earnings per share:
Income from continuing operations	$1.49	$1.42
Discontinued operations	--	--

Net income	$1.49	$1.42

Diluted
Average common shares outstanding	62,470,768	46,968,749
Average dilutive potential common shares	1,549,121	1,033,907

Average diluted shares outstanding (denominator)	64,019,889	48,002,656

Earnings per share:
Income from continuing operations	$1.46	$1.39
Discontinued operations	--	--

Net income	$1.46	$1.39

        The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

	Number of Shares	Range of Exercise Prices
For the three months ended
September 30, 2004	171,525	$28.30 to $31.26
September 30, 2003	297,362	$24.79 to $31.26

For the nine months ended
September 30, 2004	111,573	$28.80 to $31.26
September 30, 2003	532,915	$23.05 to $31.26

(14)    STOCK-BASED COMPENSATION

        At September 30, 2004, TSFG had stock-based employee and director compensation option plans, which are described more fully in Note 30 to the Consolidated Financial Statements in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2003. TSFG accounts for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). Accordingly, except in situations where accelerated vesting occurs due to termination of employment, no compensation expense has been recognized for the stock-based option plans. The following table illustrates the effect on net income and earnings per share as if TSFG had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based compensation (dollars in thousands, except share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income
Net income, as reported	$ 31,015	$ 23,893	$ 93,295	$ 66,637
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for
all option awards, net of related income tax effect	508	799	1,355	1,401

Pro forma net income	$ 30,507	$ 23,094	$ 91,940	$ 65,236

Basic earnings per share
As reported	$ 0.45	$ 0.51	$ 1.49	$ 1.42
Pro forma	0.44	0.49	1.47	1.39

Diluted earnings per share
As reported	$ 0.44	$ 0.50	$ 1.46	$ 1.39
Pro forma	0.43	0.48	1.44	1.36

(15)    MERGER-RELATED AND DIRECT ACQUISITION COSTS

        In connection with acquisitions, TSFG recorded pre-tax merger-related costs, included in expense, and direct acquisition costs, included in goodwill. The merger-related and direct acquisition costs were recorded as incurred. The following summarizes these charges (in thousands):

	Nine Months Ended September 30,
	2004	2003
Merger-related costs
Compensation-related expenses	$ 1,819	$ 598
System conversion costs	1,350	600
Impairment loss from write-down of assets	--	181
Travel	897	54
Advertising	198	30
Other	1,975	761

	$ 6,239	$2,224

Direct acquisition costs
Investment banking and professional fees	$ 5,097	$ 204
Contract and lease terminations	7,617	--
Severance	915	109

	$13,629	$ 313

        Severance charges were associated with the involuntary termination of former acquiree employees who held positions deemed redundant within the combined organization. These positions were primarily in centralized corporate support and data processing areas. The contract termination costs are primarily comprised of payments required to be made to certain executives pursuant to their employment contracts. The lease termination costs were for buyouts on leased facilities.

        At September 30, 2004, the accrual of merger-related costs totaled $799,000, and the accrual of direct acquisition costs totaled $1.8 million. These accruals are included in other liabilities.

(16)    BUSINESS SEGMENTS

        TSFG has two principal operating subsidiaries, Carolina First Bank and Mercantile Bank, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits, and other customer service fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

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

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Three Months Ended September 30, 2004
Net interest income	$66,826	$35,056	$(2,124)	$--	$99,758
Provision for loan losses	8,574	874	(8)	--	9,440
Noninterest income	15,499	8,897	18,281	(18,594)	24,083
Noninterest expenses, excluding merger-related costs	41,406	19,071	22,488	(18,594)	64,371
Merger-related costs	1	5,409	77	--	5,487
Amortization of intangibles (a)	810	993	36	--	1,839
Income tax expense	9,727	5,580	(1,944)	--	13,363
Discontinued operations, net of income tax	--	(165)	--	--	(165)
Net income	22,617	12,854	(4,456)	--	31,015

Nine Months Ended September 30, 2004
Net interest income	$193,671	$72,839	$(4,347)	$--	$262,163
Provision for loan losses	19,817	4,319	22	--	24,158
Noninterest income	57,900	16,650	56,125	(51,309)	79,366
Noninterest expenses, excluding merger-related costs	121,450	43,410	61,805	(51,309)	175,356
Merger-related costs	766	5,396	77	--	6,239
Amortization of intangibles (a)	2,416	1,634	179	--	4,229
Income tax expense	34,220	11,214	(3,118)	--	42,316
Discontinued operations, net of income tax	--	(165)	--	--	(165)
Net income	75,318	24,985	(7,008)	--	93,295

September 30, 2004
Total assets	$9,148,501	$4,835,899	$1,627,238	$(1,960,189)	$13,651,449
Total loans	4,929,374	3,167,361	1,297	(91,275)	8,006,757
Total deposits	4,750,370	3,105,296	--	(44,197)	7,811,469

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Three Months Ended September 30, 2003
Net interest income	$47,985	$15,918	$(1,483)	$--	$62,420
Provision for loan losses	3,723	1,884	(16)	--	5,591
Noninterest income	22,126	3,870	17,760	(16,026)	27,730
Noninterest expenses, excluding merger-related costs	37,581	12,693	15,948	(16,026)	50,196
Merger-related costs	185	136	24	--	345
Amortization of intangibles (a)	310	390	30	--	730
Income tax expense	8,499	1,522	104	--	10,125
Net income	20,123	3,553	217	--	23,893

Nine Months Ended September 30, 2003
Net interest income	$150,964	$47,636	$(4,537)	$--	$194,063
Provision for loan losses	11,113	5,192	(14)	--	16,291
Noninterest income	55,121	12,501	48,657	(44,688)	71,591
Noninterest expenses, excluding merger-related costs	104,593	37,168	50,229	(44,688)	147,302
Merger-related costs	616	1,564	44	--	2,224
Amortization of intangibles (a)	940	1,169	50	--	2,159
Income tax expense	28,296	5,088	(2,196)	--	31,188
Minority interest in consolidated subsidiary, net of tax	(2,012)	--	--	--	(2,012)
Net income	59,455	11,125	(3,943)	--	66,637

September 30, 2003
Total assets	$7,193,820	$2,179,590	$966,685	$(1,123,733)	$9,216,362
Total loans	3,600,913	1,336,809	99,521	(134,272)	4,902,971
Total deposits	3,835,269	1,453,226	--	(22,480)	5,266,015

(a)     Included in noninterest expenses.

(17)    SUBSEQUENT EVENT

        On October 27, 2004, TSFG signed a definitive agreement to acquire Pointe Financial Corporation (“Pointe”), a bank holding company headquartered in Boca Raton, Florida. At September 30, 2004, Pointe had total assets of approximately $428.9 million and operated primarily through its banking subsidiary, PointeBank, which had 10 branches in Dade, Broward and Palm Beach counties. At closing, TSFG will issue 2,554,022 shares of its common stock and $24.5 million in cash in exchange for all common stock and stock obligations of Pointe. The transaction, which is expected to close in April 2005, will be accounted for using the purchase method of accounting, and is subject to regulatory approvals and Pointe shareholder approvals.

(18)    MANAGEMENT’S OPINION

        The consolidated financial statements in this report are unaudited, and the consolidated balance sheet at December 31, 2003 is derived from TSFG’s consolidated audited financial statements. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flow of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”). TSFG may also be referred to herein as “we”, “us”, or “our”, except where the context requires otherwise. This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2003. Results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

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

Forward-Looking Statements

        This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;
•	changes in interest rates, deposit rates, the net interest margin, and funding sources;
•	market risk and inflation;
•	risks inherent in making loans including repayment risks and value of collateral;
•	loan growth, the adequacy of the allowance for loan losses, provision for loan losses, and the assessment of problem loans (including loans acquired via acquisition);
•	level, composition, and repricing characteristics of the securities portfolio;
•	fluctuations in consumer spending;
•	competition in the banking industry and demand for our products and services;
•	dependence on senior management;
•	technological changes;
•	ability to increase market share;
•	income and expense projections;
•	risks associated with income taxes, including the potential for adverse adjustments;
•	acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration difficulties;
•	significant delay or inability to execute strategic initiatives designed to grow revenues;
•	changes in accounting policies and practices;
•	changes in regulatory actions, including the potential for adverse adjustments;
•	changes, costs, and effects of litigation, and environmental remediation; and
•	recently-enacted or proposed legislation.

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

Non-GAAP Financial Information

        This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, in accordance with common industry practice, certain designated net interest income amounts are presented on a tax-equivalent basis. Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

        Founded in 1986, TSFG is a financial holding company that operates primarily in fast-growing banking markets in the Southeast. TSFG had $13.7 billion in total assets with 153 branch offices in South Carolina, North Carolina, and Florida at September 30, 2004. TSFG operates primarily through two subsidiary banks:

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

        On July 16, 2004, TSFG completed its acquisitions of CNB Florida Bancshares, Inc. (“CNB Florida”) and Florida Banks, Inc. (“Florida Banks”). CNB Florida, which had approximately $840 million in assets, operated through 16 branch offices in Northeast Florida. Florida Banks, which had approximately $1.0 billion in assets, operated through seven banking centers in the Florida markets of Tampa, Jacksonville, Gainesville, Ft. Lauderdale, Ocala, and West Palm Beach. TSFG completed the system conversions associated with these acquisitions.

        Approximately 45% of TSFG’s growth has come through acquisitions. TSFG will continue to consider acquisitions that meet its acquisition criteria of strategic franchise enhancement, accretion to cash earnings per share within 12 months, and consistency with three-year performance goals. In October 2004, TSFG announced a definitive agreement to acquire Pointe Financial Corporation (“Pointe”), a bank holding company headquartered in Boca Raton, Florida.

        The average projected growth rates for TSFG’s markets exceed the Southeastern and United States medians for household growth and per capita income growth. TSFG believes this market strength enhances TSFG’s opportunities to grow loans and deposits and provide noninterest income products and services. TSFG ranks fourth in total deposit share in South Carolina. In Florida, TSFG ranks among the top ten banks in Tampa Bay, Orlando, and Jacksonville in terms of deposit market share. After TSFG’s pending merger with Pointe is completed, TSFG expects to rank fourteenth in total deposit share in the entire state of Florida. Following the merger, approximately 43% of TSFG’s total deposits will be in Florida.

        For the first nine months of 2004, TSFG reported net income of $93.3 million, an increase of 40.0% from $66.6 million for the nine months ending September 30, 2003. Double-digit growth in total revenues, slower growth in noninterest expenses, and effective merger integration drove the increase. For the first nine months of 2004, net income per diluted share totaled $1.46, a 5.0% increase from $1.39 per diluted share for the first nine months of 2003. For the same period, average diluted shares outstanding increased 33.4%, principally as a result of the acquisitions of MountainBank Financial Corporation (“MBFC” or “MountainBank”), CNB Florida, and Florida Banks, and a common equity offering, which occurred in the fourth quarter of 2003.

        For the first nine months of 2004, net interest income, TSFG’s primary source of revenue, accounted for 76.8% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income for the nine months ended September 30, 2004 increased 35.1% over the corresponding period in 2003, principally due to strong organic loan growth, growth from acquisitions, and a higher net interest margin. Reflecting the high levels of organic loan growth and the positive impact of recent acquisitions, securities as a percentage of total assets declined to 31.6% at September 30, 2004 from 38.1% at September 30, 2003.

        TSFG believes that noninterest income, particularly fee income from providing other products and services, represents one of its best opportunities for revenue growth. Noninterest income increased to $79.4 million for the first nine months of 2004, up 10.9% from $71.6 million for the first nine months of 2003. For the first nine months of 2004, noninterest income included $10.0 million in gains on available for sale securities (including equity investments) and a $2.4 million gain on disposition of land associated with a conservation grant, compared with $12.0 million in gains on available for sale securities (including equity investments) and a $601,000 gain on the sale of a branch office in the first nine months of 2003. Excluding these gains on asset sales, customer fee income (service charges on deposit accounts, debit card income, and customer service fee income), bank-owned life insurance, merchant processing income, and mortgage banking income represent TSFG’s largest sources of noninterest income, accounting for 77.7% of noninterest income for the nine months ended September 30, 2004.

        For the first nine months of 2004, noninterest expenses totaled $181.6 million, which included $10.9 million from non-operating expenses (principally merger-related costs, conservation grant of land and loss on early extinguishment of debt). Excluding the non-operating items, noninterest expenses increased by 18.3% for the first nine months of 2004, compared with the first nine months of 2003. Personnel expense, the largest component, accounts for close to half of total noninterest expenses, excluding non-operating items.

        TSFG’s strong loan growth continued during the first nine months of 2004. Loans held for investment at September 30, 2004 increased 64.4% over September 30, 2003. Adjusting for $2.2 billion in loans held for investment acquired in the CNB Florida, Florida Banks, and MountainBank mergers, $2.0 million acquired in a branch office acquisition, and $40.4 million sold in the Community National Bank disposition (a small national bank acquired in the MountainBank acquisition), the organic loan growth for this period was 18.6%. TSFG’s loan growth was well-diversified throughout its markets.

        At September 30, 2004, nonperforming assets as a percentage of loans held for investment and foreclosed property was 0.83% compared to 1.33% at September 30, 2003. This follows an improving trend that began in the first quarter of 2003. Net loan charge-offs for the first nine months of 2004 totaled 0.44%, down from 0.69% for the first nine months of 2003. Loan portfolio credit quality can significantly impact earnings. TSFG’s provision for loan losses increased to $24.2 million for the nine months ended September 30, 2004 from $16.3 million for the nine months ended September 30, 2003, primarily as a result of the increased provision associated with strong loan growth.

        TSFG gained core deposits and enhanced its deposit mix, reflecting acquisitions and successful sales and promotional campaigns. Average deposit transaction account balances increased 46.0% during the first nine months of 2004, driven by growth in money market and noninterest-bearing deposits. Average deposit transaction account balances as a percentage of average total deposits increased to 64.9% for the nine months ended September 30, 2004 from 60.5% for the same period in 2003. For the first nine months of 2004, organic transaction deposit growth, which excludes the net acquired transaction deposits, totaled 11.8%

        TSFG’s tangible equity to tangible asset ratio increased to 5.92% at September 30, 2004 from 4.58% at September 30, 2003, primarily due to $161.1 million in new capital raised in November 2003 and retention of earnings.

Critical Accounting Policies and Estimates

        TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. In order to understand our financial position and results of operations, it is important to understand our more critical accounting policies and the extent to which we use judgment and estimates in applying those policies. The more critical accounting policies include TSFG’s accounting for securities, loans, allowance for loan losses, intangibles, acquisitions, derivatives, contingent liabilities, stock-based compensation, and income taxes. In particular, TSFG considers its policies regarding the allowance for loan losses, income taxes, and accounting for acquisitions to be its most critical accounting policies due to the significant degree of the levels of subjectivity and management judgment necessary to account for these matters. Different assumptions in the application of these policies could result in material changes in TSFG’s consolidated financial statements.

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

        During the third quarter 2004, the Internal Revenue Service completed its examination of TSFG’s 1999 through 2002 federal income tax returns. TSFG did not receive any adverse rulings or additional tax assessments as a result of these examinations.

      Accounting for Acquisitions

        TSFG has grown its operations, in part, through bank and non-bank acquisitions. Since 2000, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” TSFG has used the purchase method of accounting to account for acquisitions. Under this method, TSFG is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to periodic impairment tests, on an annual basis, or more often, if events or circumstances indicate that there may be impairment. These tests, which TSFG performed as of June 30, 2004, 2003, and 2002, use estimates such as projected cash flows, discount rates, time periods, and comparable market values in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

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

Acquisitions and Sales

        The following table summarizes TSFG’s acquisitions completed during 2003 and during the nine months ended September 30, 2004. All of the transactions were accounted for using the purchase method of accounting. TSFG’s consolidated financial statements include the results of the acquired company’s operations since the acquisition date.

Table 1
SUMMARY OF COMPLETED ACQUISITIONS
(dollars in thousands)

	Acquisition Date	Total Assets		Shares Issued		Purchase Price Paid in Cash	Identifiable Intangible Assets	Goodwill
Bank acquisitions
CNB Florida
Lake City, Florida	7/16/04	$839,148	(1)	5,312,974		$ --	$11,312	$114,876	(2)

Florida Banks
Jacksonville, Florida	7/16/04	1,023,290	(1)	5,418,890		--	5,982	133,635	(2)

MBFC
Hendersonville, North Carolina	10/03/03	943,394	(1)	5,485,293		--	12,113	89,489

Insurance agency/other acquisitions
Summit Title, LLC
Hendersonville, North Carolina	04/12/04	86	(1)	8,371	(3)	--	55	129

Allied Assurance
Columbia, South Carolina	09/22/03	95	(1)	2,365	(4)	--	--	83

American Pensions, Inc.
Mount Pleasant, South Carolina	04/30/03	348	(1)	159,839		--	1,050	3,221

(1)	Book value at the acquisition date.
(2)	TSFG obtained third-party valuations of certain assets and liabilities (as of the acquisition date) by the end of the third quarter; however, management’s comprehensive analyses of those valuations are not complete. Therefore, the estimated fair values of the assets and liabilities assumed and the amount allocated to goodwill is subject to adjustment in the fourth quarter 2004 as well as within one year of the acquisitions as additional fair value information becomes available. See Item 1, Note 4 to the consolidated financial statements for additional information about the CNB Florida and Florida Banks acquisitions.

(3)	TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2005, 2006, 2007, and 2008, based on revenue retention and earnings achievement.
(4)	TSFG agreed to issue annual earnout shares, valued at the time of issuance at approximately $45,000, for each of August 31, 2004, 2005, 2006, and 2007, based on revenue retention.

        As part of its acquisition strategy, TSFG considers acquisitions in its targeted footprint in markets typically growing faster than the United States and Southeast medians for household growth and per capita income growth. Table 2 summarizes the geographic markets for TSFG’s bank acquisitions completed during 2003 and during the first nine months of 2004.

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

      Branch acquisition

        In August 2004, Carolina First Bank acquired a branch office (including related loans and deposits) located in Lake Lure, North Carolina from an unrelated financial institution. See Item 1, Note 5 to the consolidated financial statements for additional information.

      Sale

        On June 28, 2004, TSFG completed the sale of substantially all of the assets and all liabilities of Community National Bank headquartered in Pulaski, Virginia. TSFG acquired Community National Bank in connection with its October 2003 acquisition of MBFC and it was outside TSFG’s targeted geographic market. In connection with this disposition, TSFG sold $40.4 million in loans and $60.0 million in deposits, and recorded reductions of goodwill totaling $6.6 million and core deposit intangibles totaling $864,000. This transaction resulted in no book gain or loss. Since Community National Bank was immaterial to TSFG’s financial statements, presentation as a discontinued operation is not warranted. For the period from January 1, 2004 to June 28, 2004, Community National Bank’s net income totaled $91,000.

      Subsequent Event — Pending Acquisition

        On October 27, 2004, TSFG signed a definitive agreement to acquire Pointe, a bank holding company headquartered in Boca Raton, Florida. At September 30, 2004, Pointe had total assets of approximately $428.9 million and operated primarily through its banking subsidiary, PointeBank, which had 10 Florida branches in Dade, Broward, and Palm Beach counties. At closing, TSFG will issue 2,554,022 shares of its common stock and $24.5 million in cash in exchange for all common stock and stock obligations of Pointe. This acquisition builds on TSFG’s existing Florida franchise, advancing efforts to expand in markets with favorable population and per capita income growth prospects. The transaction, which is expected to close in April 2005, will be accounted for using the purchase method of accounting and is subject to regulatory approvals and Pointe shareholder approvals.

Balance Sheet Review

      Loans

        TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At September 30, 2004, outstanding loans totaled $8.0 billion, which equaled 102.5% of total deposits and 58.7% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida.

At September 30, 2004, less than 5% of the portfolio was unsecured. The portfolio contains no “highly leveraged transactions,” as defined by regulatory authorities.

        Loans held for investment increased $3.1 billion, or 64.4%, to $8.0 billion at September 30, 2004 from $4.9 billion at September 30, 2003. This increase included $2.2 million in net acquired loans held for investment ($716.3 million, $772.3 million, and $772.8 million from the acquisitions of CNB Florida, Florida Banks, and MountainBank, respectively, and $2.0 million from an August 2004 branch acquisition, net of $40.4 million sold in connection with the disposition of Community National Bank). For the same period, organic growth in loans held for investment, which excludes the net acquired loans, totaled 18.6%. Organic loan growth consisted primarily of commercial, indirect consumer and home equity loans. TSFG sells a substantial majority of its residential mortgage loans at origination in the secondary market. Loans held for sale decreased $23.9 million to $21.9 million at September 30, 2004 from $45.8 million at September 30, 2003, primarily related to lower mortgage originations.

        Table 3 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 3
LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

	September 30,		December 31,
	2004	2003	2003
Commercial, financial and agricultural	$1,531,101	$985,892	$1,358,409
Real estate - construction (1)	981,188	550,306	619,124
Real estate - residential mortgages (1-4 family)	1,288,299	717,915	940,744
Commercial secured by real estate (1)	3,077,947	1,995,295	2,146,650
Consumer	1,106,289	607,746	667,278

Loans held for investment	7,984,824	4,857,154	5,732,205
Loans held for sale	21,933	45,817	29,619
Allowance for loan losses	(96,318)	(63,000)	(73,287)

Total net loans	$7,910,439	$4,839,971	$5,688,537

Percentage of loans held for investment
Commercial, financial and agricultural	19.2%	20.3%	23.7%
Real estate - construction (1)	12.3	11.3	10.8
Real estate - residential mortgages (1-4 family)	16.1	14.8	16.4
Commercial secured by real estate (1)	38.5	41.1	37.5
Consumer	13.9	12.5	11.6

Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

        Table 4 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 3, which stratifies the portfolio by collateral type and borrower type.

Table 4
LOAN PORTFOLIO COMPOSITION BASED ON LOAN PURPOSE
(dollars in thousands)

	September 30,		December 31,
	2004	2003	2003
Commercial loans
Commercial and industrial	$2,047,973	$1,347,854	$1,591,157
Owner - occupied real estate (1)	881,546	617,386	634,604
Commercial real estate	3,150,075	1,673,598	2,071,242

	6,079,594	3,638,838	4,297,003

Consumer loans
Indirect - sales finance	758,622	543,585	586,325
Direct retail	460,459	231,076	306,476
Home equity	519,601	307,518	384,037

	1,738,682	1,082,179	1,276,838

Mortgage loans	166,548	136,137	158,364

Total loans held for investment	$7,984,824	$4,857,154	$5,732,205

Percentage of loans held for investment
Commercial and industrial	25.6%	27.7%	27.8%
Owner - occupied real estate (1)	11.0	12.7	11.1
Commercial real estate	39.5	34.5	36.0
Consumer	21.8	22.3	22.3
Mortgage	2.1	2.8	2.8

Total	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

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

        Direct retail consumer loans are loans to individuals to finance personal, family, or household needs. Typical loans are loans to finance auto purchases, home repairs and additions, and home purchases. TSFG employees located in its branches originate these loans.

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

        The portfolio’s most significant concentration is in commercial real estate loans. Due to sustained strong population growth and household income growth, real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. The risk attributable to this concentration is managed by focusing our lending to markets we are familiar with and to borrowers who have proven track records and who we believe possess the financial means to weather adverse market conditions. In its commercial real estate lending, TSFG does not make loans without recourse to the borrower, loans without personal guarantees from the owners, or loans to cash out equity in commercial properties. See Table 5 for TSFG’s geographic and property type diversification of its commercial real estate loans. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.

        In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio. Table 5 sorts the commercial real estate portfolio by geography and property type.

Table 5
COMMERCIAL REAL ESTATE LOANS
(dollars in thousands)

	September 30, 2004		December 31, 2003
	Balance	% of Total	Balance	% of Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$497,758	15.8%	$360,173	17.4%
North Coastal South Carolina (Myrtle Beach)	364,237	11.5	286,251	13.8
Upstate South Carolina (Greenville)	345,885	11.0	321,401	15.5
Tampa Bay Florida	345,560	11.0	221,172	10.7
Midlands South Carolina (Columbia)	309,326	9.8	258,870	12.5
South Coastal South Carolina (Charleston)	268,267	8.5	198,419	9.6
Northeast Florida (Jacksonville)	231,841	7.4	80,474	3.9
Central Florida (Orlando)	219,652	7.0	196,677	9.5
Alachua Florida (Gainesville)	151,054	4.8	--	--
North Central Florida	112,251	3.6	--	--
Greater South Charlotte South Carolina (Rock Hill)	101,790	3.2	87,567	4.2
Other (1)	202,454	6.4	60,238	2.9

Total commercial real estate loans	$3,150,075	100.0%	$2,071,242	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$829,031	26.3%	$463,984	22.4%
Mixed use	360,817	11.4	219,232	10.6
1-4 family residential	345,405	11.0	140,917	6.8
Hotel/motel	255,143	8.1	239,266	11.5
Retail	239,382	7.6	156,592	7.5
Undeveloped land	230,749	7.3	154,384	7.5
Residential construction	209,921	6.7	131,716	6.4
Multi-family residential	178,849	5.7	110,085	5.3
Other (1)	500,778	15.9	455,066	22.0

Total commercial real estate loans	$3,150,075	100.0%	$2,071,242	100.0%

(1)       Other includes all loans in categories smaller than the lowest percentages shown above.
Note: At September 30, 2004 and December 31, 2003, average loan size for commercial real estate loans totaled $281,000 and $324,000, respectively.

        TSFG has set a house-lending limit of $25 million, below the legal lending limit of $73.0 million for Carolina First Bank and $67.3 million for Mercantile Bank, respectively at September 30, 2004. In accordance with TSFG’s lending policies, Board approval must be received in order for a lending commitment to be made in excess of $25 million. At September 30, 2004, TSFG has two relationships in excess of the house-lending limit of $25 million, which total $46.1 million and $32.6 million. Board approval was granted for both of these relationships. The 20 largest relationships have an aggregate outstanding principal balance of $298.1 million, or 3.7% of total loans held for investment, at September 30, 2004.

        At September 30, 2004, the loan portfolio included commitments totaling $297.8 million in “shared national credits” (multi-bank credit facilities of $20 million or more). Outstandings under these commitments totaled $100.1 million. By policy, TSFG participates in shared national credits only if the borrower is headquartered or conducts business in our market, the borrower is in an industry familiar to us, we meet directly with the borrower to conduct our analysis, and the opportunity exists to establish an ongoing banking relationship with us. None of these credits were classified in the most recent report on shared national credits prepared by the regulatory agencies.

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

        Table 6 presents our credit quality indicators.

Table 6
NONPERFORMING ASSETS
(dollars in thousands)

	September 30,				December 31,
	2004		2003		2003
Loans held for investment	$7,984,824		$4,857,154		$5,732,205
Allowance for loan losses	96,318		63,000		73,287

Nonaccrual loans - commercial	51,881		52,341		47,137
Nonaccrual loans - consumer	2,239		2,876		2,686
Nonaccrual loans - mortgage loans (1)	3,594		--		--
Restructured loans	--		--		--

Total nonperforming loans	57,714		55,217		49,823
Foreclosed property (other real estate owned and personal
property repossessions) (2)	8,859		9,695		10,951

Total nonperforming assets	$66,573		$64,912		$60,774

Loans past due 90 days or more (mortgage and consumer
with interest accruing) (3)	$2,374		$5,634		$3,960

Total nonperforming assets as a percentage of loans held for
investment and foreclosed property	0.83%		1.33%		1.06%

Allowance for loan losses to nonperforming loans	1.67	x	1.14	x	1.47	x

(1)	Effective September 30, 2004, TSFG began placing residential mortgage loans in nonaccrual status when they become 150-days delinquent. Previously, these loans were not placed in nonaccrual status (unless impairment was evident), but any associated accrued interest was reserved. See (3) below.
(2)	At September 30, 2004, personal property repossessions totaled $639,000 and were included in nonperforming assets. Personal property repossessions totaled $1.1 million and $1.0 million at September 30, 2003 and December 31, 2003, respectively, and were excluded from nonperforming assets.
(3)	TSFG’s accrued interest reserve associated with these loans totaled $509,000 and $474,000 at September 30, 2003 and December 31, 2003, respectively.

        TSFG’s nonperforming asset ratio improved each quarter since December 31, 2002 aided by the resolution of certain identified problem loans purchased from Rock Hill Bank & Trust (the “Rock Hill Workout Loans”) in October 2002. Net loan charge-offs decreased to 0.44% of average loans held for investment for the first nine months of 2004 from 0.69% for the first nine months of 2003, primarily due to the disposition of fully-reserved Rock Hill Workout Loans in 2003. Third quarter 2004 net loan charge-offs increased to 0.51% from 0.36% in second quarter 2004, with the resolution of certain problem loans, which were reserved in prior quarters. The allowance coverage increased to 1.67 times nonperforming loans at September 30, 2004 from 1.14 times at September 30, 2003.

        Management believes that loss exposure in its loan portfolio is identified, adequately reserved for in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance for loan loss adequacy. Future credit quality trends depend in part on the direction of the economy. Current economic outlook does not provide a clear signal of the economic direction. If the economy continues to improve, TSFG expects the nonperforming asset ratio to continue declining slightly. TSFG expects the net loan charge-off ratio to remain in the 0.50% range for the rest of 2004 and then decline in 2005.

        Table 7 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.

Table 7
IMPAIRED LOANS
(dollars in thousands)

	At and For the Nine Months Ended September 30,		At and For the Year Ended December 31,
	2004	2003	2003
Impaired loans	$51,881	$52,341	$47,137
Average investment in impaired loans	49,703	57,534	55,336
Related allowance	15,001	12,222	9,689
Foregone interest	2,074	2,612	2,887

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

        The Allowance declined as a percentage of loans held for investment to 1.21% at September 30, 2004 from 1.30% at September 30, 2003. This decline was primarily due to charge-offs of losses on Rock Hill Workout Loans, which were reserved at the time of acquisition. See “Credit Quality.”

        Table 8, which summarizes the changes in the Allowance, provides additional information with respect to the activity in the Allowance.

Table 8
SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)

	At and For The Nine Months Ended September 30,		At and For The Year Ended December 31,
	2004	2003	2003
Allowance for loan losses, beginning of year	$73,287	$70,275	$70,275
Purchase accounting adjustments	20,683	--	12,690
Allowance adjustment for loans sold	(507)	--	--
Net charge-offs:
Loans charged-off	(24,259)	(26,422)	(34,624)
Loans recovered	2,956	2,856	4,365

	(21,303)	(23,566)	(30,259)
Additions to allowance through provision expense	24,158	16,291	20,581

Allowance for loan losses, end of period	$96,318	$63,000	$73,287

Average loans held for investment	$6,523,832	$4,598,980	$4,864,168
Loans held for investment, end of period	7,984,824	4,857,154	5,732,205
Net charge-offs as a percentage of average loans held for
investment (annualized)	0.44%	0.69%	0.62%
Allowance for loan losses as a percentage of loans held
for investment	1.21	1.30	1.28

      Securities

        TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from the investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits and securities sold under repurchase agreements. In addition, TSFG has engaged in, and expects to continue to engage in, hedging activities to reduce interest rate risk associated with the investment securities and other balance sheet items. Table 9 shows the carrying values of the investment securities portfolio.

Table 9
INVESTMENT SECURITIES PORTFOLIO COMPOSITION
(dollars in thousands)

	September 30,		December 31,
	2004	2003	2003
Trading (at fair value)
U.S. Government agencies	$--	$603	$460
State and municipal	--	351	20

	--	954	480

Available for Sale (at fair value)
Mortgage-backed securities	2,565,161	2,083,279	2,375,557
U.S. Government agencies	908,324	732,876	866,968
U.S. Treasury	240,445	247,754	246,659
State and municipal	234,409	86,653	127,181
Other investments:
Corporate bonds	143,041	149,672	148,517
Preferred stock	64,773	61,787	66,808
Federal Home Loan Bank ("FHLB") stock	60,137	47,411	50,411
Community bank stocks	12,787	19,183	23,487
NetBank, Inc. ("NetBank") common stock	120	6,474	4,778
Other equity investments	3,657	4,137	5,628

	4,232,854	3,439,226	3,915,994

Held to Maturity (at amortized cost)
State and municipal	75,531	70,385	90,745
Other investments	100	100	352

	75,631	70,485	91,097

Total	$4,308,485	$3,510,665	$4,007,571

Percentage of Total Securities Portfolio
Mortgage-backed securities	59.5%	59.3%	59.3%
U.S. Government agencies	21.1	20.9	21.6
U.S. Treasury	5.6	7.1	6.2
State and municipal	7.2	4.5	5.4
Other investments	6.6	8.2	7.5

Total	100.0%	100.0%	100.0%

        At September 30, 2004, TSFG’s investment securities portfolio declined to 31.6% of total assets from 37.4% and 38.1% at December 31, 2003 and September 30, 2003, respectively. This decline is partially attributable to the July 2004 acquisitions and is consistent with TSFG’s long-term plan to reduce the level of its securities portfolio as a percentage of total assets, as loan growth replaced some securities balances. During the first nine months of 2004, loan growth outpaced deposit growth, and the resulting shortfall was funded with cash flows from the securities portfolio and increases in short-term borrowings.

        Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on available for sale securities averaged $4.1 billion in the first nine months of 2004, 24.8% above the average for the corresponding period in 2003 of $3.3 billion. The increase was attributable to securities purchased to leverage available capital and purchases made in response to the acquisitions of CNB Florida, Florida Banks and MBFC, which were done to manage the interest rate and prepayment risks associated with the growth of the overall balance sheet. The average portfolio yield increased for the nine months ended September 30, 2004 to 4.02% from 3.90% in the first nine months of 2003. The securities yield increased in part due to a $4.8 million decrease in MBS premium amortization for the first nine months 2004 compared to the same period in 2003, due to higher MBS prepayments in 2003. The decrease in the MBS premium amortization was partially offset by sales of higher-yielding securities and the purchase of lower-yielding, shorter duration securities.

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

        The duration of the debt securities portfolio decreased to approximately 2.9 years at September 30, 2004 from approximately 3.5 years at December 31, 2003. At September 30, 2003, the duration of the debt securities portfolio was approximately 5.0 years.

        Nearly all of these securities are rated AAA so the credit risk is minimal. Approximately 40% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”), the majority of which are short-term with a total duration of 2.5 years. TSFG manages the MBS portfolio to maintain a short duration and repricing horizon. At September 30, 2004, approximately 36% of the MBS portfolio was variable rate.

        Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving yields.

        The available for sale portfolio constituted 98.2% of total securities at September 30, 2004. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio.

        The net unrealized loss on available for sale securities (pre-tax) totaled $21.2 million at September 30, 2004, compared with a $11.5 million loss at December 31, 2003. This increased unrealized loss was due in part to a $4.6 million decrease in the unrealized gain on TSFG’s investment in NetBank common stock. TSFG sold 346,000 shares of NetBank common stock during the period and recognized a gain of $3.8 million. In addition, TSFG had unrealized gains totaling $1.6 million and $1.4 million for investments in CNB Florida and Florida Banks, respectively, at December 31, 2003. These unrealized gains are not present at September 30, 2004 since TSFG acquired these entities and canceled the stock investment effective with the acquisition closing date of July 16, 2004 (see “Acquisitions”). The unrealized loss related to MBS increased by $4.0 million, due to increases in long-term interest rates in the first nine months of 2004, which also contributed to the increase in unrealized loss during the period. TSFG believes it has the ability and intent to hold its investments that are in unrealized loss positions until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis. See Item 1, Note 9 to the consolidated financial statements for additional information.

        Community Bank Stocks. At September 30, 2004, TSFG had equity investments in 15 community banks located in the Southeast with a $9.1 million cost basis and pre-tax market value of $12.8 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. TSFG made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks are included in securities available for sale.

      Intangible Assets

        Intangible assets totaled $610.3 million at September 30, 2004, up from $245.8 million at September 30, 2003, principally from the CNB Florida, Florida Banks, and MountainBank acquisitions. See Item 1, Note 10 to the consolidated financial statements for the types and balances of intangible assets.

      Deposits

        Deposits remain TSFG’s primary source of funds for loans and investments. Average deposits provided funding for 62.0% of average earning assets in the first nine months of 2004 and 60.8% in the first nine months of 2003. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and increases in investment securities. In addition, TSFG has increased the use of brokered deposits, which are included in deposits.

        Table 10 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 10
TYPE OF DEPOSITS
(dollars in thousands)

	September 30,		December 31,
	2004	2003	2003
Noninterest-bearing deposits	$1,222,467	$811,919	$882,129
Interest-bearing checking	819,126	608,654	699,956
Money market accounts	2,777,402	1,921,143	2,237,299
Savings accounts	208,283	143,348	159,013

Total transaction accounts	5,027,278	3,485,064	3,978,397
Time deposits under $100,000	878,730	710,384	814,802
Time deposits of $100,000 or more	719,887	501,376	537,588
Brokered deposits	1,185,574	569,191	697,862

Total deposits	$7,811,469	$5,266,015	$6,028,649

Percentage of Deposits
Noninterest-bearing deposits	15.6%	15.4%	14.6%
Interest-bearing checking	10.5	11.6	11.6
Money market accounts	35.6	36.5	37.1
Savings accounts	2.7	2.7	2.7

Total transaction accounts	64.4	66.2	66.0
Time deposits under $100,000	11.2	13.5	13.5
Time deposits of $100,000 or more	9.2	9.5	8.9
Brokered deposits	15.2	10.8	11.6

Total deposits	100.0%	100.0%	100.0%

        At September 30, 2004, deposits were up $2.5 billion from September 30, 2003. This increase included $2.3 billion in net acquired deposits ($755.6 million, $851.3 million, and $778.3 million from the acquisitions of CNB Florida, Florida Banks, and MountainBank, respectively, and $9.5 million from an August 2004 branch acquisition, net of $60.0 million sold in connection with the disposition of Community National Bank). The net acquired deposits accounted for 91.7% of the increase in deposits since September 30, 2003.

        The increase in deposits is partially due to an increase of $616.4 million in brokered deposits, which includes a significant amount in brokered deposits acquired from the acquisition of Florida Banks. TSFG considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

        TSFG transaction accounts increased through increased sales referrals and targeted deposit promotions. During the first nine months of 2004, TSFG’s organic growth in noninterest-bearing deposits, which excludes net acquired noninterest deposits, totaled approximately 15% annualized. For this same period, organic growth in transaction account deposits, which excludes net acquired transaction account deposits, totaled approximately 12% annualized.

        Table 13 in “Results of Operations — Net Interest Income” details average balances for the deposit portfolio for the three and nine months ended September 30, 2004 and 2003. Comparing the nine months ending September 30, 2004 and 2003, average money market accounts increased $1.0 billion, or 71.9%, and average noninterest-bearing deposits increased $236.6 million, or 31.9%. For the same period, average time deposits increased $394.6 million, or 20.6%, which includes a $364.4 million increase in average brokered deposits.

        As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts. For the nine months ended September 30, 2004, transaction accounts made up 64.9% of average deposits, compared with 60.5% for the nine months ended September 30, 2003. These trends reflect TSFG’s efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, and deposit campaigns are expected to play an integral part of achieving this goal.

        At September 30, 2004, total deposits for Bank CaroLine, an Internet banking division of Carolina First Bank, totaled $28.8 million, up from $24.7 million as of September 30, 2003. Deposits generated through Bank CaroLine generally receive higher rates than those offered by TSFG’s branch locations as a result of the less expensive Internet delivery channel. Deposits for Bank CaroLine principally increased due to the acquisition of MountainBank. MountainBank offered Internet-only time deposits that were advertised exclusively on the Internet.

        Time deposits of $100,000 or more are generally from customers within our local markets. As such, TSFG believes these deposits have a greater degree of stability than is typically associated with this source of funds at other institutions.

      Borrowed Funds

        Table 11 shows the breakdown of total borrowings by type.

Table 11
TYPE OF BORROWINGS
(dollars in thousands)

	September 30,		December 31,
	2004	2003	2003
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,753,660	$718,641	$834,866
Commercial paper	39,742	38,389	36,949
Treasury, tax and loan note	11,906	11,360	11,781
Line of credit to unaffiliated bank and other	--	--	7,349

	1,805,308	768,390	890,945

Long-Term Borrowings
Repurchase agreements	1,246,134	1,294,800	1,494,800
FHLB advances	1,038,491	926,638	980,680
Subordinated notes (1)	155,695	11,000	135,075
Debt associated with trust preferred securities (1)	--	95,500	--
Mandatorily redeemable preferred stock of subsidiary	89,800	89,800	89,800
Employee stock ownership plan note payable	875	1,175	1,100
Note payable	907	934	927
Purchase accounting premiums and deferred charges, net	2,948	(2,139)	497

	2,534,850	2,417,708	2,702,879

Total borrowings	$4,340,158	$3,186,098	$3,593,824

(1)	In accordance with the revised Financial Accounting Standards Board Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities, TSFG deconsolidated five trust subsidiaries at December 31, 2003, which had been formed to raise capital by issuing preferred securities to institutional investors. The deconsolidation of these wholly-owned subsidiaries, increased TSFG’s other assets by $3.6 million, increased long-term debt (specifically subordinated notes) $119.1 million and decreased debt associated with trust preferred securities by $115.5 million.

        TSFG uses both short-term and long-term borrowings to partially fund growth of earning assets in excess of deposit growth. In the first nine months of 2004, average borrowings totaled $3.9 billion, compared with $3.1 billion for the same period in 2003. This increase was primarily attributable to an increased reliance on borrowings to support earning asset growth and the reclassification of minority interest in consolidated subsidiary to long-term debt. TSFG enters into interest rate swap agreements to hedge interest rate risk related to borrowings.

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

      Environmental Remediation Costs

        TSFG acquired the former Beacon Manufacturing Company facility (“Beacon property”) in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MBFC. MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. Demolition, removal, and disposal of the debris in accordance with all state and federal regulatory guidelines are now complete. In addition, clean up of the oil spill, including releases to the adjacent Swannanoa River, is substantially completed. TSFG continues to investigate, and if necessary remediate, any additional related environmental impacts and soil and groundwater contamination attributable to the facility. The environmental remediation liability, included in other liabilities, totaled $835,000 at September 30, 2004 and was based on available information. TSFG continues to evaluate the reserve level and may make adjustments as more information becomes known. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves. The related estimated net realizable value of the other real estate owned, included in other assets, totaled $300,000 at September 30, 2004. TSFG entered into a contract to sell the Beacon property to an independent third party, however this transaction is contingent upon the purchaser conducting normal and customary due diligence and environmental review.

      Capital Resources and Dividends

        Total shareholders’ equity amounted to $1.4 billion, or 10.1% of total assets, at September 30, 2004, compared with $656.7 million, or 7.1% of total assets, at September 30, 2003. At December 31, 2003, total shareholders’ equity was $979.9 million, or 9.1% of total assets. The increase in shareholders’ equity since September 30, 2003 was primarily from the issuance of common stock for the CNB Florida, Florida Banks, and MBFC acquisitions and from a fourth quarter 2003 equity offering, as well as the retention of earnings. Cash dividends paid and the increase in the unrealized loss in the available for sale investment portfolio partially offset these increases. TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization.

        TSFG’s unrealized loss on available for sale securities, net of tax, which is included in accumulated other comprehensive income, was $13.3 million at September 30, 2004, compared with $7.0 million at December 31, 2003. For discussion on the primary reasons for the unrealized decline in the market value of available for sale securities, see “Securities.” The unrealized loss at September 30, 2003 was $1.2 million. Since TSFG has the ability and intent to hold its investments that are in unrealized loss positions until a market price recovery or maturity, these investments are not considered impaired on an other-than-temporary basis.

        Book value per share at September 30, 2004 and 2003 was $19.50 and $13.95, respectively. Tangible book value per share at September 30, 2004 and 2003 was $10.89 and $8.73, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

        TSFG is subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at September 30, 2004. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on its consolidated financial statements.

        Table 12 sets forth various capital ratios for TSFG and its Subsidiary Banks. Due to the adoption of FIN 46, TSFG no longer reflects debt associated with trust preferred securities on its consolidated balance sheets. Under current regulatory guidelines, these securities continue to qualify for tier 1 capital treatment. At September 30, 2004, trust preferred securities included in tier 1 capital totaled $135.5 million, which includes $20 million acquired from the acquisition of Florida Banks.

Table 12
CAPITAL RATIOS

	September 30, 2004	Well Capitalized Requirement
TSFG
Total risk-based capital	11.25	n	/a
Tier 1 risk-based capital	9.53	n	/a
Leverage ratio	7.52	n	/a

Carolina First Bank
Total risk-based capital	11.65%	10.00
Tier 1 risk-based capital	9.16	6.00
Leverage ratio	6.51	5.00

Mercantile Bank
Total risk-based capital	11.91%	10.00
Tier 1 risk-based capital	8.53	6.00
Leverage ratio	7.74	5.00

        On November 12, 2003, TSFG completed a common stock offering, selling 6,325,000 shares at a gross offering price of $27.00 per share. This common stock offering generated proceeds to TSFG of $161.1 million, net of issuance costs for underwriting and expenses. TSFG used some of the net proceeds to increase the capital at TSFG’s subsidiary banks and for general corporate purposes. These funds were also used to support growth. As part of its capital management, TSFG has set a desired threshold of 6% or higher for its tangible equity to tangible assets ratio. At September 30, 2004, TSFG’s tangible equity to tangible asset ratio was at 5.92%, a decline from 6.05% at December 31, 2003, due to the acquisitions of CNB Florida and Florida Banks and the associated impact on total assets, intangibles, and equity and the increase in the unrealized loss on available for sale securities.

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

        TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at September 30, 2004 with a stated value of $100,000 per share. At September 30, 2004, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.9 million. Under Federal Reserve Board guidelines, $25.3 million, net of issuance costs, qualified as tier 1 capital, and $61.8 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Earnings Review

      Net Interest Income

        Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 13 presents average balance sheets and a net interest income analysis on a tax equivalent basis for the three and nine months ended September 30, 2004 and 2003.

Table 13
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
(dollars in thousands)

	Three Months Ended September 30,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans (1)	$7,617,721	$103,398	5.40%	$4,787,522	$66,936	5.55%
Investment securities, taxable (2)	4,015,616	41,594	4.12	3,354,656	29,177	3.48
Investment securities, nontaxable (2)(3)	297,505	3,294	4.40	136,412	1,847	5.42
Federal funds sold and interest-bearing
bank balances	18,885	85	1.79	39,576	103	1.03

Total earning assets	11,949,727	$148,371	4.94	8,318,166	$98,063	4.68

Non-earning assets	1,213,131			771,241

Total assets	$13,162,858			$9,089,407

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$789,141	$954	0.48	$607,443	$883	0.58
Savings	214,171	159	0.30	146,596	155	0.42
Money market	2,688,311	11,206	1.66	1,757,785	7,571	1.71
Time deposits	2,819,316	15,026	2.12	1,842,055	10,187	2.19

Total interest-bearing deposits	6,510,939	27,345	1.67	4,353,879	18,796	1.71
Borrowings	4,090,647	20,115	1.96	3,215,867	16,200	2.00

Total interest-bearing liabilities	10,601,586	$47,460	1.78	7,569,746	$34,996	1.83

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,160,947			778,652
Other noninterest-bearing liabilities	108,163			92,351

Total liabilities	11,870,696			8,440,749
Shareholders' equity	1,292,162			648,658

Total liabilities and shareholders' equity	$13,162,858			$9,089,407

Net interest margin (tax equivalent)		$100,911	3.36%		$63,067	3.	01%
Less: tax-equivalent adjustment (3)		1,153			647

Net interest income		$99,758			$62,420

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
Note:	Average balances are derived from daily balances.

Table 13 (Continued)
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
(dollars in thousands)

	For the Nine Months Ended September 30,
	2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans (1)	$6,543,119	$261,763	5.34%	$4,655,959	$202,594	5.82%
Investment securities, taxable (2)	3,830,130	114,488	3.99	3,162,279	90,413	3.81
Investment securities, nontaxable (2)	266,233	8,932	4.48	119,478	5,425	6.05
Federal funds sold and interest-bearing
bank balances	9,924	136	1.83	48,814	433	1.19

Total earning assets	10,649,406	$385,319	4.83	7,986,530	$298,865	5.00

Non-earning assets	1,049,493			798,301

Total assets	$11,698,899			$8,784,831

Liabilities and shareholders' equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$710,107	$2,635	0.50	$635,555	$2,953	0.62
Savings	178,121	480	0.36	151,416	509	0.45
Money market	2,418,749	28,124	1.55	1,407,438	17,571	1.67
Time deposits	2,313,987	35,559	2.05	1,919,421	34,097	2.38

Total interest-bearing deposits	5,620,964	66,798	1.59	4,113,830	55,130	1.79
Borrowings	3,893,019	53,232	1.83	3,120,743	47,773	2.05

Total interest-bearing liabilities	9,513,983	$120,030	1.69	7,234,573	$102,903	1.90

Noninterest-bearing liabilities
Noninterest-bearing deposits	977,332			740,777
Other noninterest-bearing liabilities	109,986			101,752

Total liabilities	10,601,301			8,077,102
Minority interest in consolidated subsidiary(4)	--			57,354
Shareholders' equity	1,097,598			650,375

Total liabilities and shareholders' equity	$11,698,899			$8,784,831

Net interest margin (tax equivalent)		$265,289	3.33%		$195,962	3.28%
Less: tax-equivalent adjustment (3)		3,126			1,899

Net interest income		$262,163			$194,063

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends. Effective July 1, 2003, in accordance with the adoption of SFAS 150, TSFG reclassified these amounts to long-term debt.
Note:	Average balances are derived from daily balances.

        Fully tax-equivalent net interest income increased by $69.3 million, or 35.4%, during the first nine months of 2004 compared with the first nine months of 2003. This increase was attributable to a 33.3% increase in average earning assets and a 5 basis point increase in the net interest margin. The increase in average earning assets was principally from strong organic loan growth, bank acquisitions, and higher investment securities. Comparing the first nine months of 2004 to the corresponding period in 2003, average loans increased $1.9 billion, or 40.5%, resulting from both the internally generated loans as well as the loans that were added from the bank acquisitions. The MountainBank acquisition, which closed October 3, 2003, added approximately $877.7 million in earning assets including $772.8 million in loans. The CNB Florida and Florida Banks acquisitions, which closed July 16, 2004, added approximately $1.7 billion in earning assets including $1.5 billion in loans. TSFG increased its investment portfolio to leverage available capital and to manage the interest rate and prepayment risks associated with the acquisitions of CNB Florida, Florida Banks and MountainBank.

        The net interest margin, which increased to 3.33% in the first nine months of 2004 from 3.28% in the first nine months of 2003, also contributed to the increase in net interest income. TSFG’s net interest income at risk analysis indicates a slightly asset-sensitive position, one in which TSFG benefits from an increase in interest rates (see “Market Risk and Asset/Liability Management” for additional details). Therefore, as rates increased in the third quarter of 2004, the earning asset yield rose 22 basis points, a faster rate than the 11 basis point increase for interest-bearing liabilities. In addition, average loans increased to 61.4% of average earning assets in the first nine months of 2004 from 58.3% in the corresponding period of 2003. This increase was primarily due to the decline in the level of the securities portfolio as a percentage of total assets, as higher yielding loans replaced security balances. The average securities portfolio yield increased to 4.02% from 3.90% and also contributed to TSFG’s improved net interest margin in the first nine months of 2004 compared to the same period in 2003. This improved yield was due in part to a $4.8 million decrease in MBS premium amortization when comparing these same periods (see “Securities” for additional details).

        The Federal Reserve increased the federal funds target rate by 25 basis points on September 21, 2004, August 10, 2004, and June 30, 2004 following a three-year period of declining rates. At September 30, 2004, adjustable rate loans constitute 62.2% of the loan portfolio and 81.6% of these loans reprice immediately following an interest rate change by the Federal Reserve. The funding source changes take slightly more time to filter into the net interest margin, primarily as a result of the timed maturities of certificates of deposit and borrowings.

        In connection with its adoption of SFAS 150, effective July 1, 2003, TSFG reported dividends earned by institutional holders on preferred shares of its real estate investment trust subsidiary as interest expense and the related preferred shares were included in borrowings. For periods prior to July 1, 2003, these dividends earned were reported as minority interest in consolidated subsidiary, net of tax. This reclassification lowered the net interest margin for the first nine months of 2004 by five basis points.

        TSFG has experienced solid growth in money market accounts, principally from a product priced at a percentage of the prime interest rate with a September 30, 2004 balance of approximately $2.1 billion. TSFG is expected to benefit from the relatively slower increase in rates on these accounts if interest rates continue to rise.

        Average total deposits increased by $1.7 billion, or 35.9%, during the first nine months of 2004 compared with the corresponding period in 2003. The growth in deposits since the third quarter of 2003 was driven by growth in money market and noninterest-bearing deposits generated through sales referrals and targeted deposit promotions. In addition, TSFG acquired $778.3 million in deposits from MountainBank on October 3, 2003 and $1.6 billion from the CNB Florida and Florida Banks acquisitions on July 16, 2004. For the first nine months of 2004, average time deposits increased $394.6 million, or 20.6%, which includes a $364.4 million increase in average brokered deposits.

        Average borrowings increased by $772.3 million, or 24.7%, during the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003, due to increases in repurchase agreements and federal funds purchased. These borrowings were used to fund the growth in earning assets.

        In March 2004, TSFG recorded a loss of $1.4 million on the early extinguishment of debt related to approximately $185.0 million in step-up and callable repurchase agreements. TSFG continues to evaluate the relative cost and benefit of incurring additional prepayment penalties from the early extinguishment of debt. See “Borrowed Funds.”

      Provision for Loan Losses

        The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $24.2 million and $16.3 million in the first nine months of 2004 and 2003, respectively. The higher provision for loan losses was primarily attributable to increased loan growth, increased specific reserves on nonperforming loans, and lower provision expense in 2003 due to liquidation of nonperforming loans on which allocated reserves exceeded net losses incurred.

        Net loan charge-offs were $21.3 million, or 0.44% of average loans held for investment, for the first nine months of 2004, compared with $23.6 million, or 0.69% of average loans held for investment, for the first nine months of 2003. The allowance for loan losses equaled 1.21%, 1.28%, and 1.30% of loans held for investment as of September 30, 2004, December 31, 2003, and September 30, 2003, respectively. The decrease was primarily attributable to the liquidation, movement to performing status, or other resolution of a portion of the Rock Hill Workout Loans. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”

      Noninterest Income

        Noninterest income increased during the first nine months of 2004 compared with the corresponding period for 2003, both including and excluding gains on certain asset sales. These increases reflect expansion in noninterest income sources and continuing benefits from TSFG’s “Elevate” sales process. Customer fee income, bank-owned life insurance and merchant processing income drove the increases in noninterest income excluding gains on certain asset sales. These increases were partially offset by a decline in mortgage banking income.

        Table 14 shows the components of noninterest income.

Table 14
COMPONENTS OF NONINTEREST INCOME
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service charges on deposit accounts	$9,950	$7,613	$26,781	$22,154
Debit card income	1,103	566	2,892	1,718
Customer service fee income	683	657	2,155	1,668

Total customer fee income	11,736	8,836	31,828	25,540

Brokerage income	1,240	1,212	3,748	4,044
Trust income	824	734	2,781	2,535

Total brokerage and trust income	2,064	1,946	6,529	6,579

Bank-owned life insurance income	2,869	2,063	8,617	5,944
Merchant processing income	2,528	2,161	6,972	5,568
Mortgage banking income	1,514	3,804	4,694	8,537
Insurance income	1,132	1,118	3,169	2,675
Gain on trading and derivative activities	1,150	950	2,133	2,057
Other	779	899	3,119	2,079

Noninterest income, excluding gains on certain asset sales	23,772	21,777	67,061	58,979

Gain on sale of available for sale securities	678	4,498	6,499	8,681
(Loss) gain on equity investments	(367)	1,455	3,456	3,330
Gain on disposition of assets and liabilities	--	--	2,350	601

Gain on certain asset sales, net	311	5,953	12,305	12,612

Total noninterest income	$24,083	$27,730	$79,366	$71,591

Total noninterest income as a percentage of total revenue (1)	19.4%	30.8%	23.2%	26.9%
Noninterest income, excluding gains on certain asset sales,
as a percentage of total revenue, exlcuding gains on certain
asset sales (1)	19.2	25.9	20.4	23.3

(1)        Calculated as noninterest income, divided by the sum of net interest income and noninterest income.

        Total customer fee income rose 24.6% in the first nine months of 2004 compared to the same period in 2003. Service charges on deposit accounts, the largest contributor to noninterest income, rose 20.9% for the same period. This increase was primarily attributable to increasing transaction accounts, including cash management, and improving collection of fees. Average balances for deposit transaction accounts, which impact service charges, increased 46.0% for the same period. Debit card income and customer service fee income increased 68.3% and 29.2%, respectively, for the first nine months of 2004 compared with the first nine months of 2003.

        In the first nine months of 2004 compared with the corresponding period in 2003, brokerage income decreased $296,000, or 7.3%, due to higher than normal levels in the first nine months of 2003. Trust income increased $246,000, or 9.7%, for the same period. At September 30, 2004 and 2003, the market value of assets administered by the trust department totaled $817.1 million and $685.8 million, respectively.

        Bank-owned life insurance income increased $2.7 million, or 45.0%, for the first nine months of 2004 versus the corresponding period in 2003, due to additional life insurance policies, increases in the cash values, and the second and third quarter 2004 receipt of life insurance proceeds (which is not expected to recur every quarter). TSFG purchased an additional $25.0 million of life insurance on certain officers in October 2003, added $13.8 million from the acquisition of MountainBank, and added $30.8 million from the acquisitions of CNB Florida and Florida Banks. The cash surrender value totaled $229.2 million at September 30, 2004, up from $150.1 million at September 30, 2003.

        Merchant processing fees increased $1.4 million, or 25.2%, for the nine months ended September 30, 2004 compared with the same period in 2003, primarily from increased sales efforts.

        Table 15 shows the components of mortgage banking income.

Table 15
COMPONENTS OF MORTGAGE BANKING INCOME
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Mortgage origination and secondary marketing income	$1,709	$3,910	$5,261	$10,595
Mortgage servicing loss, net of related amortization and subservicing
payments	(211)	(506)	(704)	(1,962)
Recovery (impairment) on mortgage servicing rights	16	400	137	(96)

Total mortgage banking income	$1,514	$3,804	$4,694	$8,537

        For the first nine months of 2004, mortgage origination and secondary marketing income declined 50.3%, compared with the same period in 2003. Mortgage loans originated by TSFG originators totaled $391.8 million and $569.5 million in the first nine months of 2004 and 2003, respectively. The decrease in mortgage banking income was principally the result of lower origination volumes due to higher mortgage loan rates. TSFG may experience growth in mortgage banking income for the remainder of 2004 if new housing starts rise as expected and the recent increase in the mortgage pipeline continues.

        TSFG’s mortgage banking strategy is to sell most of the loans it originates in the secondary market with servicing rights released. At September 30, 2004, TSFG’s servicing portfolio included 2,656 loans having an aggregate principal balance of $168.1 million, down from $256.5 million at September 30, 2003. The servicing portfolio decline accelerated in 2003 due to prepayments of loans from increased refinancings as a result of lower rates.

        Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights. In 2004, TSFG's net mortgage servicing loss improved due to lower amortization of mortgage servicing rights as prepayments slow. Mortgage servicing rights, net of the valuation allowance, totaled $1.2 million and $2.0 million at September 30, 2004 and 2003, respectively. At September 30, 2004 and 2003, the valuation allowance for capitalized mortgage servicing rights totaled $1.7 million and $1.9 million, respectively.

        In the first nine months of 2004 compared with the same period in 2003, insurance income increased $494,000, or 18.5%, principally from acquiring an insurance agency.

        TSFG uses derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in volatility in realized gains and losses on trading and derivative activities, as demonstrated by a first quarter 2004 loss of $1.4 million followed by a second quarter 2004 gain of $2.4 million and a third quarter gain of $1.2 million. The gain on trading and derivative activities totaled $2.1 million and $2.1 million in the first nine months of 2004 and 2003, respectively. See “Market Risk and Asset/Liability Management – Derivatives and Hedging Activities.”

        For the first nine months of 2004, the gain on sale of available for sale securities included gross gains of $9.1 million and was partially offset by losses of $2.6 million. In the first nine months of 2004, the gain on equity investments included a $3.8 million gain realized from the sale of 346,000 shares of NetBank common stock and was partially offset by impairment losses in another investment totaling $367,000. For the nine months ended September 30, 2003, the gain on equity investments included a $1.9 million gain realized from the sale of 207,096 shares of NetBank common stock, a $1.6 million gain from the sale of community bank stock and corporate bonds, partially offset by a $183,000 loss associated with the write-down of an investment in a venture capital limited partnership. At September 30, 2004, TSFG owned 11,904 shares of NetBank common stock.

        During the first nine months of 2004, the gain on disposition of assets and liabilities resulted from the contribution of land at fair value associated with a conservation grant in North Carolina.

        Other noninterest income includes income related to benefits administration, international banking services, and other services. The increase in other noninterest income in the first nine months of 2004 compared with the same period in 2003 was largely due to increases in benefits administration fees (due to the American Pensions, Inc. acquisition), which increased $834,000, and business referral fees, which increased $781,000. These increases were partially offset by an increase in the loss on the disposition of other real estate owned, which increased $537,000.

      Noninterest Expenses

        TSFG is expanding in new and existing markets within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services and technology systems. These factors contributed to TSFG’s increases in noninterest expense, which increased 21.4%, or 18.3% excluding non-operating items, for the first nine months of 2004 over the first nine months of 2003. TSFG’s market expansion included the July acquisitions of CNB Florida and Florida Banks and the October 2003 acquisition of MountainBank. TSFG also purchased an insurance agency and benefit plan administrator in 2003, a title insurance company in April 2004, and a branch office (including related loans and deposits) in August 2004.

        Table 16 shows the components of noninterest expenses and TSFG’s efficiency ratio, a measure of TSFG’s expenses relative to total revenues.

Table 16
COMPONENTS OF NONINTEREST EXPENSES
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Salaries and wages	$24,553	$17,972	$63,388	$57,569
Employee benefits	7,431	5,709	21,380	16,444
Occupancy	5,841	4,699	16,098	13,981
Furniture and equipment	5,670	4,466	15,175	13,271
Professional fees	2,318	1,348	5,926	4,708
Merchant processing expense	1,984	1,686	5,453	4,342
Telecommunications	1,237	1,239	3,488	3,477
Amortization of intangibles	1,839	730	4,229	2,159
Other	13,324	9,648	35,602	28,384

Noninterest expenses, excluding non-operating items	64,197	47,497	170,739	144,335

Merger-related costs	5,487	345	6,239	2,224
Conservation grant of land	--	--	3,350	--
Loss on early extinguishment of debt	--	2,699	1,429	2,699
Impairment (recovery) loss from write-down of assets	--	--	(277)	268
Employment contract payments	174	--	115	--

Non-operating noninterest expenses	5,661	3,044	10,856	5,191

Total noninterest expenses	$69,858	$50,541	$181,595	$149,526

Efficiency ratio (1)	56.4%	56.1%	53.2%	56.3%
Efficiency ratio, operating basis (2)	52.0	56.4	51.9	57.0

(1)     Calculated as noninterest expenses, divided by the sum of net interest income and noninterest income.
(2)    Calculated as noninterest expenses, excluding non-operating items, divided by the sum of net interest income and noninterest income, excluding gains on certain asset sales (see Table 14).

        Salaries, wages, and employee benefits rose $10.8 million, or 14.5%, in the first nine months of 2004 compared with the same period in 2003. Full-time equivalent employees as of September 30, 2004 increased to 2,324 from 1,726 at September 30, 2003. The increase in personnel expense was primarily attributable to the MountainBank, CNB Florida, and Florida Banks acquisitions, higher health insurance costs, and higher Supplemental Executive Retirement Plan Benefits. This increase was partially offset by lower discretionary short-term accruals and no discretionary long-term incentive accruals.

        Occupancy and furniture and equipment expense increased 14.8% for the first nine months of 2004 compared with the corresponding period in 2003, primarily from the addition of branch offices from TSFG’s acquisitions of MountainBank, CNB Florida, and Florida Banks. The increase in professional fees was partially related to increases associated with compliance obligations under section 404 of the Sarbanes-Oxley Act of 2002, deposit pricing modeling, and fee initiatives. The increase in merchant processing expense was offset by related revenue increases.

        Amortization of intangibles increased $2.1 million for the nine months ended September 30, 2004, primarily attributable to the addition of core deposit intangibles from the acquisitions of MountainBank, CNB Florida, and Florida Banks. In addition, TSFG added customer list intangibles from its acquisition of Summit Title, LLC and non-compete intangibles in connection with each of its acquisitions.

        During the first nine months of 2004, TSFG executed a conservation grant of land in North Carolina and expensed the fair value of the contribution of $3.4 million.

        In the first nine months of 2004, TSFG recorded a loss on early extinguishment of debt totaling $1.4 million for prepayment penalties for repurchase agreement borrowings. See “Borrowed Funds.”

        During both the nine months ended September 30, 2004 and 2003, TSFG incurred pre-tax merger-related costs, in connection with TSFG’s acquisitions in 2004, 2003, and 2002. See Note 15 to the consolidated financial statements for the types and balances of pre-tax merger-related costs.

        Other noninterest expenses rose 25.4% in the first nine months of 2004 compared with the same period in 2003. The overall increase in other noninterest expenses was principally attributable to increases in business development, insurance, outside service fees, deposit account charge-offs, and loan collection, partially offset by a decrease in intangible franchise tax expense.

      Income Taxes

        The effective income tax rate as a percentage of pretax income was 31.2% for both the first nine months of 2004 and 2003. As previously discussed, during the third quarter 2004, the Internal Revenue Service completed its examination of TSFG’s 1999 through 2002 federal income tax returns. As a result of this examination, TSFG’s effective income tax rate decreased to 30% in the third quarter from 31.7% in the first half of 2004 and is expected to be approximately 31% for the fourth quarter. The blended statutory federal and state income tax rate was approximately 37% for both of these periods.

      Discontinued Operations

        During the three and nine months ended September 30, 2004, TSFG recognized an after-tax loss of $165,000 as discontinued operations. See Item 1, Note 8 to the consolidated financial statements for additional information.

      Third Quarter Results

        Net income for the three months ended September 30, 2004 totaled $31.0 million, up 29.8% compared with $23.9 million for the three months ended September 30, 2003. Earnings per diluted share for the three months ended September 30, 2004 were $0.44, a 12.0% decrease from earnings per diluted share of $0.50 for the three months ended September 30, 2003.

        Fully tax-equivalent net interest income totaled $100.9 million, an increase of $37.8 million, or 60.0%, compared with the third quarter of 2003. Net interest income increased from a higher net interest margin, which increased 35 basis points, and a 43.7% growth in average earning assets. The net interest margin improved to 3.36% in the third quarter 2004 from 3.01% in the same period in 2003. TSFG’s net interest income at risk analysis indicates a slightly asset-sensitive position, one in which TSFG benefits from an increase in interest rates (see “Market Risk and Asset/Liability Management” for additional details). Therefore, as rates increased in the third quarter of 2004, TSFG’s earning asset yield improved at a faster rate than its interest-bearing liability costs. In addition, average loans increased to 63.7% of average earning assets in the third quarter 2004 from 57.6% in the corresponding period of 2003, due to the acquisitions and replacement of security balances with higher yielding loans. At September 30, 2004, adjustable rate loans constitute 62.2% of the loan portfolio and 81.6% of these loans reprice immediately following an interest rate change by the Federal Reserve. The funding source changes take slightly more time to filter into the net interest margin, primarily as a result of the timed maturities of certificates of deposit and borrowings. Finally, the average securities portfolio yield increased to 4.14% from 3.53% and also contributed to TSFG’s improved net interest margin in the three months ended September 30, 2004 compared to the same period in 2003. This improved yield was due in part to a $2.8 million decrease in MBS premium amortization when comparing these same periods (see “Securities” for additional details).

        The growth in average earning assets was principally attributable to strong organic loan growth, the acquisitions of MountainBank, CNB Florida, and Florida Banks, and higher investment securities. The MountainBank acquisition, which closed October 3, 2003, added approximately $877.7 million in earning assets. The CNB Florida and Florida Banks acquisitions, which closed July 16, 2004, added approximately $1.7 billion in earning assets. Comparing the third quarter of 2004 to the corresponding period in 2003, average loans increased $2.8 billion, or 59.1%, resulting from both the internally generated loans as well as the loans that were added from the bank acquisitions. TSFG increased its investment portfolio to leverage available capital and to manage the interest rate and prepayment risks associated with the acquisitions of CNB Florida, Florida Banks and MountainBank.

        The provision for loan losses totaled $9.4 million and $5.6 million in the third quarters of 2004 and 2003, respectively. The higher provision for loan losses was primarily attributable to increased loan growth, increased specific reserves on nonperforming loans, and lower provision expense in 2003 due to the liquidation of nonperforming loans on which allocated reserves exceeded net losses incurred. Net loan charge-offs declined to 0.51% for the third quarter 2004 versus 0.57% for the third quarter 2003.

        Noninterest income for the three months ended September 30, 2004 and 2003 included certain pre-tax gains on asset sales, which totaled $311,000 and $6.0 million, respectively. See “Earnings Review – Noninterest Income” for details on the gains on asset sales. Noninterest income, excluding these gains on asset sales, increased 9.2% to $23.8 million for the third quarter of 2004 compared with $21.8 million for the third quarter of 2003. Customer fee income, bank-owned life insurance, and merchant processing income drove the increases in noninterest income. The increase in noninterest income, excluding gains on certain asset sales, was partially offset by a decrease in mortgage banking income from lower origination volumes due to higher mortgage loan rates.

        For the third quarters 2004 and 2003, noninterest expenses included pre-tax other non-operating items of $5.7 million and $3.0 million, respectively. See “Earnings Review – Noninterest Expenses” for details on the other non-operating items. Noninterest expenses, excluding non-operating items, increased 35.2% to $64.2 million for the third quarter 2004 from $47.5 million for the third quarter 2003, which was primarily attributable to the October 2003 acquisition of MountainBank, the July 2004 acquisitions of CNB Florida, and Florida Banks, and the acquisition of two insurance companies. Salaries, wages, and employee benefits increased to $32.2 million in the third quarter 2004 from $23.7 million in the third quarter 2003, primarily due to acquisitions, higher health insurance costs, and higher short-term incentive accruals.

Market Risk and Asset/Liability Management

        Market risk is the risk of loss from adverse changes in market prices and interest rates. TSFG’s market risk arises principally from interest rate risk inherent in its core banking activities. Interest rate risk is the risk to net income represented by the impact of changes in market interest rates. TSFG has risk management policies and practices to monitor and limit exposure to interest rate risk. These policies and practices are described in the annual report on Form 10-K for the year ended December 31, 2003. At September 30, 2004, the overall interest rate risk position of TSFG falls within the interest rate risk guidelines established by its Asset/Liability Committee (“ALCO”).

        TSFG’s primary tool used to monitor and manage interest rate risk is a balance sheet and earnings simulation model. This model is used to derive the net interest income at risk analysis and interest sensitivity gap. The model takes into account interest rate changes as well as estimated changes in the mix and volume of assets and liabilities. The model’s inputs (such as interest rates, the shape of the yield curve, and the projected levels and mix of loans and deposits) are updated on a regular basis.

        TSFG considers the net interest income at risk analysis to be its best gauge of the sensitivity of its earnings to changes in interest rates. The net interest income at risk analysis simulates TSFG’s consolidated balance sheet and consolidated statements of income under several different rate scenarios over a twelve-month period. It reports the estimated impact on net interest income with rates remaining flat, rates gradually increasing 100 and 200 basis points, and rates decreasing 100 basis points over the next twelve-month period. These rates assume a parallel shift in the treasury yield curve, except for lower limits in the declining rate scenario as discussed below. Computation of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, call features, and loan and securities prepayments, and should not be relied upon as indicative of actual results. Further, these computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates. Table 17 shows the estimated effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using the “most likely” projected balance sheet.

Table 17
NET INTEREST INCOME AT RISK ANALYSIS

Interest Rate Scenario		Annualized Hypothetical Percentage Change in Net Interest Income
2.00%		1.45%
1.00		0.86
Fl	at	-	-
(1.00)		(0.88)

        As indicated in Table 17, the risk to net interest income is nominal under each of these interest rate scenarios. The net interest income at risk analysis indicates that TSFG will benefit from an increase in interest rates.

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

        Interest sensitivity gap (the “static GAP position”) measures the amount of rate-sensitive assets and rate-sensitive liabilities that either mature or are subject to change as of a point-in-time and is not necessarily indicative of positions on other dates. It is used to periodically review the static repricing structure of assets and liabilities. Management believes that the analysis provided by the static GAP position is limited, as it does not take into account a number of important factors, such as projected changes in the balance sheet. Most importantly, it only shows the timing of the next repricing opportunity, not the differing magnitude of rate changes on both assets and liabilities. In other words, it assumes that all rate-sensitive assets and liabilities adjust equally when rates change, which is an inaccurate assumption. In addition, it ignores actions that may be taken by management in response to future rate changes. For these reasons, TSFG relies principally on its net increase income at risk simulation analysis, a dynamic model, to evaluate and manage interest rate risk.

        The impact of rising rates on TSFG’s money market accounts demonstrates why TSFG believes the net interest income at risk analysis to be superior to the static gap analysis. At September 30, 2004, the static gap analysis reflects $2.3 billion in money market accounts in the 0-3 month column, the majority of which are money market accounts that reprice with the prime interest rate. However, these accounts increase only 40% of the total increase in prime, not the full amount. By contrast, TSFG’s assets that reprice will reflect most, if not all, of the full rate increase. Contrary to the static gap analysis, this relative impact of rising rates is taken into account in the net interest income at risk analysis.

        Table 18 shows TSFG’s static GAP position at September 30, 2004 based on its “most likely” rate scenario, which assumes a 100 basis point rate increase over the next twelve months. The carrying amounts of rate-sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature, ignoring the magnitude of the repricing. For assets, projected repayments, anticipated principal prepayments, and potential calls are taken into account. To reflect anticipated prepayments, certain asset categories are shown using estimated cash flows rather than contractual cash flows. For core deposits without contractual maturities (i.e., interest checking, savings, money market, and noninterest-bearing deposit accounts), Table 18 presents principal cash flows based on management’s judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and call options exercised differ from TSFG’s historical experience or management’s estimates.

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

Table 18
INTEREST SENSITIVITY GAP ANALYSIS
(dollars in thousands)

	0-3 Months	4-12 Months	One to Three Years	After Three Years	Total
Interest-sensitive assets
Earning assets
Loans	$4,898,723	$1,044,833	$1,280,561	$782,640	$8,006,757
Investment securities (1)	406,581	731,338	470,213	2,721,597	4,329,729
Interest-bearing bank balances	850	--	--	--	850

Total earning assets	$5,306,154	$1,776,171	$1,750,774	$3,504,237	$12,337,336

Interest-sensitive liabilities
Interest-sensitive liabilities
Interest-bearing deposits
Interest-bearing checking	$--	$245,738	$286,694	$286,694	$819,126
Savings	--	20,828	104,141	83,314	208,283
Money market accounts	2,262,132	212,170	151,550	151,550	2,777,402
Time deposits	953,191	1,233,136	391,308	206,556	2,784,191

Total interest-bearing deposits	3,215,323	1,711,872	933,693	728,114	6,589,002
Noninterest-bearing deposits (2)	--	122,247	611,234	488,986	1,222,467
Borrowings	3,913,532	125,792	235,124	65,710	4,340,158

Total interest-sensitive liabilities	7,128,855	1,959,911	1,780,051	1,282,810	12,151,627

Periodic interest-sensitive gap	(1,822,701)	(183,740)	(29,277)	2,221,427	185,709

Notional amount of interest rate swaps	(478,155)	405,000	30,000	43,155	--

Periodic interest-sensitive gap after interest
rate swaps	$(2,300,856)	$221,260	$723	$2,264,582	$185,709

Cumulative interest -sensitive gap	$(2,300,856)	$(2,079,596)	$(2,078,873)	$185,709	$--

(1)     Investment securities exclude the unrealized loss on the available for sale of securities of $21.2 million (pre-tax).
(2)    Noninterest-bearing deposits respond in part to changes in interest rates.

        As indicated in Table 18, at September 30, 2004, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability-sensitive position of $2.1 billion, or 15.2% of total assets. The position indicated by the static gap has no direct reflection on net interest income. Although the static gap reflects a liability-sensitive position, the net interest income at risk analysis shows TSFG with an asset-sensitive position, and one in which TSFG will benefit from an increase in interest rates.

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

        TSFG has interest rate swap agreements that qualify as fair value hedges and those that qualify as cash flow hedges. Fair value hedges are used to hedge borrowings and fixed rate deposits. TSFG uses cash flow hedges to hedge interest rate risk associated with variable rate borrowings.

        TSFG uses futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. In 2003, TSFG increased its use of derivatives. For both the first nine months of 2004 and 2003, gains on trading and derivative activities totaled $2.1 million.

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

        In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets, included in other assets or other liabilities. Table 19 shows the fair value of TSFG’s derivative assets and liabilities and their related notional amount. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.

Table 19
SUMMARY OF DERIVATIVE ASSETS AND LIABILITIES
(dollars in thousands)

	September 30, 2004
	Fair Value
	Asset	Liability	Notional Amount
Cash flow hedges
Interest rate swaps associated with borrowing activities	$1,481	$431	$112,170

Fair value hedges
Interest rate swaps associated with borrowing activities	--	8,683	185,000
Interest rate swaps associated with deposit taking activities	135	2,010	931,200

Other derivatives	2,472	2,140	195,950

	$4,088	$13,264	$1,424,320

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

        For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2004, commercial and retail loan commitments totaled $1.9 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $2.7 million at September 30, 2004. Unused business credit card lines, which totaled $16.9 million at September 30, 2004, are generally for short-term borrowings.

        Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2004 was $107.2 million.

        TSFG applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

        Derivatives. See “Market Risk and Asset/Liability Management – Derivative and Hedging Activities” for information on the off balance sheet notional amounts of TSFG’s derivatives.

        Credit Life & Disability Insurance. Carolina First Guaranty Reinsurance, Ltd. (“CFGRL”), a wholly-owned subsidiary of TSFG, offers credit life and disability insurance up to a single policy limit of $100,000 to customers of the Subsidiary Banks. As of September 30, 2004, CFGRL had in force insurance not recorded on the consolidated balance sheets of $23.3 million. A loss reserve, determined based on reported and past loss experience of in-force policies, totaled $141,000 at September 30, 2004.

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

        Proper liquidity management is crucial to ensure that TSFG is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, TSFG focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 20 summarizes future contractual obligations as of September 30, 2004. Table 20 does not include payments that may be required under employment and deferred compensation agreements. In addition, Table 20 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the nine months ended September 30, 2004).

Table 20
CONTRACTUAL OBLIGATIONS
(dollars in thousands)

	Payments Due by Period
	Total	Remainder of 2004	2005 and 2006	2007 and 2008	After 2008
Time deposits	$2,784,191	$451,419	$1,101,108	$205,969	$1,025,695
Short-term borrowings	1,805,308	1,805,308	--	--	--
Long-term debt	2,531,902	84	221,671	404,223	1,905,924
Operating leases	126,584	3,408	22,126	19,014	82,036

Total contractual cash obligations	$7,247,985	$2,260,219	$1,344,905	$629,206	$3,013,655

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

        The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of September 30, 2004, totaled $1.0 billion. At September 30, 2004, the Subsidiary Banks had $1.3 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At September 30, 2004, the Subsidiary Banks had unused, unsecured short-term lines of credit from unrelated banks totaling $617.8 million (which are withdrawable at the lender’s option).

        The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At September 30, 2004, the Subsidiary Banks had qualifying collateral to secure advances up to $902.8 million of which none was outstanding.

        At September 30, 2004, the parent company had unused short-term lines of credit totaling $35.0 million. These lines of credit, which are withdrawable at the lenders’ option, mature May 14, 2005 for $15.0 million, June 30, 2005 for $10.0 million, and September 30, 2005 for $10.0 million.

        TSFG, principally through the Subsidiary Banks, enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at September 30, 2004, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s liquidity and could require additional sources of liquidity.

Recently Adopted Accounting Pronouncements

      Accounting for Investments in Limited Liability Companies

        Effective June 30, 2004, TSFG adopted Emerging Issues Task Force Issue (“EITF”) No. 03-16, “Accounting for Investments in Limited Liability Companies,” which provided guidance for determining whether an investment in a limited liability company (“LLC”) should be accounted for using the cost or equity method of accounting. This guidance specified that the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 78-9 (“SOP 78-9”), “Accounting for Investments in Real Estate Ventures,” and related guidance would apply to LLCs. SOP 78-9 requires noncontrolling investments be accounted for using the equity method of accounting unless the investors’ interest is so minor that they have virtually no influence over partnership operating and financial policies, and accordingly, accounting for the investment using the cost method of accounting may be appropriate. Guidance has stated that investments of more than three to five percent are considered to be more than minor and, therefore, should be accounted for using the equity method of accounting. The initial adoption of this issue did not have a material impact on the financial condition or results of operations of TSFG.

      Accounting for Investments Other Than Common Stock

        Effective September 30, 2004, TSFG adopted EITF No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” which provided guidance for circumstances when an investor has the ability to exercise significant influence over the operating and financial policies of an investee and that the equity method of accounting should be applied only when the investment is common stock and/or in-substance common stock. The initial adoption of this issue did not have an impact on the financial condition or results of operations of TSFG.

Recently Issued Accounting Pronouncements

      The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

        In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-1-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until the FASB issues final guidance, expected in the fourth quarter 2004.

        Paragraphs 10 through 20 of EITF 03-1 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. We are currently evaluating the impact of the initial adoption of this guidance on the financial condition or results of operations of TSFG.

        TSFG adopted the guidance of EITF 03-1, excluding paragraphs 10-20 effective as of September 30, 2004. As a result of this adoption, TSFG provides additional disclosures, which are found in Item 1, Note 9 to the consolidated financial statements. The initial adoption of this issue, which excludes paragraphs 10-20 did not have a material impact on the financial condition or results of operations of TSFG.

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

Item 4.  Disclosure Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

        TSFG’s Chief Executive Officer and Chief Financial Officer have evaluated TSFG’s disclosure controls and procedures as of September 30, 2004, and they concluded that these controls and procedures are effective.

      Changes in Internal Controls

        There have been no changes in internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1   Legal Proceedings

        See Note 12 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

        In connection with stock repurchases, TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, managements assessment of TSFG's capital structure and liquidity the market price of TSFG's common stock compared to management's assessment of the stock's underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended September 30, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(2)
July 1, 2004 to July 31, 2004	--		$--	--	1,289,502
August 1, 2004 to August 31, 2004	836	(1)	28.34	--	1,289,502
September 1, 2004 to September 30, 2004	--		--	--	1,289,502

Total	836		$28.34	--	1,289,502

(1)     These shares were canceled in connection with option exercises. Pursuant to TSFG's stock option plans, participants may exercise stock option grants by surrendering shares of TSFG common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants of TSFG's employee stock option plans are repurchases pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs.
(2)    In February of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. In April of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. Neither of these stock repurchase programs has an expiration date and each respective program will expire upon completion of repurchases totaling the amount authorized to repurchase. At September 30, 2004, there are approximately 290,000 shares remaining under the February 2003 authorization and 1 million shares under the April 2003 authorization.

Item 3   Defaults Upon Senior Securities

              None.

Item 4   Submission of Matters to a Vote of Securities Holders

              None.

Item 5   Other Information

TSFG has hired Timothy K. Schools as Executive Vice President, Corporate Development. Schools has executed an employment agreement dated October 4, 2004 with TSFG providing for a rolling three-year term and certain severance and change of control benefits that include, under certain circumstances, the extension of welfare benefits for up to two years after termination of employment and payment of up to twice base salary and annual bonus (with the annual bonus amount being equal to the average of the annual bonus over the three years prior to termination). Schools has also executed a supplemental executive retirement agreement dated October 4, 2004 that provides certain retirement benefits based on the average of the three highest years of base salary and annual bonus during the ten years prior to termination of employment. The normal retirement benefit is forty percent (sixty percent after five years of service) of the three-year average amount and is payable for 180 months. The agreement also provides for early termination, death and disability benefits.

Item 6   Exhibits and Reports on Form 8-K

     (a)    Exhibits

Exhibit No.	Description
10.1	Employment Contract between TSFG and William P. Crawford, Jr.
10.2	Employment Contract between TSFG and J.W. Davis
10.3	Employment Contract between TSFG and Mary A. Jeffrey
10.4	Employment Contract between TSFG and J. Stanley Ross
10.5	Employment Contract between TSFG and Timothy K. Schools
10.6	Employment Contract between TSFG and Kendall L. Spencer
10.7	Employment Contract between TSFG and Michael W. Sperry
10.8	Supplemental Executive Retirement Agreement between TSFG and William P. Crawford, Jr.
10.9	Supplemental Executive Retirement Agreement between TSFG and Mary A. Jeffrey
10.10	Supplemental Executive Retirement Agreement between TSFG and J. Stanley Ross
10.11	Supplemental Executive Retirement Agreement between TSFG and Timothy K. Schools
10.12	Supplemental Executive Retirement Agreement between TSFG and Kendall L. Spencer
10.13	Supplemental Executive Retirement Agreement between TSFG and Michael W. Sperry
31.1	Certificate of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

     (b)     Reports on Form 8-K

Form 8-K dated July 20, 2004 furnishing under Item 12 TSFG’s second quarter earnings release for 2004.

Form 8-K dated July 16, 2004 announcing under Items 2 and 7 that TSFG had completed its acquisition of CNB Florida Bancshares, Inc.

Form 8-K dated July 16, 2004 announcing under Items 2 and 7 that TSFG had completed its acquisition of Florida Banks, Inc.

Form 8-K/A dated August 5, 2004 amending and restating under Item 2 certain information about TSFG’s acquisition of Florida Banks, Inc.

Form 8-K dated October 19, 2004 furnishing under Item 2.02 TSFG’s third quarter earnings release for 2004.

Form 8-K dated October 27, 2004 furnishing under Item 7.01 certain information about TSFG’s announcement to acquire Pointe Financial Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: November 8, 2004	/s/ William S. Hummers III William S. Hummers III Vice Chairman and Executive Vice President (Principal Accounting and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Employment Contract between TSFG and William P. Crawford, Jr.
10.2	Employment Contract between TSFG and J.W. Davis
10.3	Employment Contract between TSFG and Mary A. Jeffrey
10.4	Employment Contract between TSFG and J. Stanley Ross
10.5	Employment Contract between TSFG and Timothy K. Schools
10.6	Employment Contract between TSFG and Kendall L. Spencer
10.7	Employment Contract between TSFG and Michael W. Sperry
10.8	Supplemental Executive Retirement Agreement between TSFG and William P. Crawford, Jr.
10.9	Supplemental Executive Retirement Agreement between TSFG and Mary A. Jeffrey
10.10	Supplemental Executive Retirement Agreement between TSFG and J. Stanley Ross
10.11	Supplemental Executive Retirement Agreement between TSFG and Timothy K. Schools
10.12	Supplemental Executive Retirement Agreement between TSFG and Kendall L. Spencer
10.13	Supplemental Executive Retirement Agreement between TSFG and Michael W. Sperry
31.1	Certificate of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certificate of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.