Form 10-K
period 2004-12-31
SOUTH FINANCIAL GROUP INC
filed 2005-03-15
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

|X|	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or

| |	Transition report pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to ________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     |   |

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |   |.

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2004, was approximately $1.6 billion.

        The number of shares of the Registrant’s common stock, $1.00 par value, outstanding on March 1, 2005 was 71,683,258.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission are specifically identified and incorporated by reference into Part II and III.

The Exhibit Index begins on page 103.

PART I

Item 1.     Business

The Company

        The South Financial Group, Inc. is a South Carolina corporation headquartered in Greenville, South Carolina. “TSFG” refers to The South Financial Group, Inc. and its subsidiaries, except where the context requires otherwise. TSFG was formed in 1986 and is a financial holding company, as defined by the Gramm-Leach-Bliley Act of 1999. TSFG operates principally through Carolina First Bank, a South Carolina-chartered commercial bank, and Mercantile Bank, a Florida-chartered commercial bank.

        TSFG’s subsidiaries provide a full range of financial services, including banking, cash management, insurance, investments, mortgage, and trust services, designed to meet the financial needs of its customers. TSFG currently conducts business through 76 branch offices in South Carolina, 54 in Florida, and 24 in North Carolina. At December 31, 2004, TSFG had $13.8 billion in assets, $8.1 billion in loans, $7.7 billion in deposits, $1.4 billion in shareholders’ equity, and $2.3 billion in market capitalization.

        TSFG began its operations in 1986 with the de novo opening of Carolina First Bank in Greenville. Its opening was undertaken, in part, in response to opportunities resulting from the takeovers of several South Carolina-based banks by larger southeastern regional bank holding companies in the mid-1980s. In the late 1990‘s, TSFG perceived a similar opportunity in Florida where banking relationships were in a state of flux due to the acquisition of several larger Florida banks. In 1999, TSFG entered the Florida market with the same strategy of capitalizing on the environment created by these acquisitions.

        TSFG has pursued a strategy of growth through internal expansion and the acquisition of financial institutions and branch locations in selected market areas. TSFG seeks to expand selectively in fast-growing markets in the Southeast, concentrating its growth in metropolitan statistical areas (“MSAs”). TSFG has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies and other competitors. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers. Since inception, TSFG has consummated 19 acquisitions of financial institutions, five non-bank financial service companies, and two insurance agencies. Approximately 45% of TSFG’s total asset growth has come from acquisitions. TSFG expects to continue to seek similar acquisitions that fit its acquisition criteria. On October 27, 2004, TSFG signed a definitive agreement to acquire Pointe Financial Corporation (“Pointe”), which operates 10 branch offices in Dade, Broward, and Palm Beach counties in Florida and had approximately $413 million in total assets at December 31, 2004. This acquisition is expected to close in the second quarter of 2005.

        At December 31, 2004 and 2003, TSFG had no non-consolidated special purpose entities.

Available Information

        All of TSFG’s electronic filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. In addition, through this same link, TSFG makes available its Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and charters for Board Committees, including the Executive, Audit, Compensation, Nominating and Corporate Governance, and Capital and Risk Management Committees. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

Subsidiary Banks

        TSFG manages its banking subsidiaries by dividing its franchise into banking markets run by market presidents. This structure allows TSFG to operate like a community bank focusing on personal customer service. However, because of the size of the overall organization, TSFG’s subsidiary banks can also offer a full range of sophisticated products and services more typical of larger regional banks.

        Carolina First Bank. Carolina First Bank, headquartered in Greenville, South Carolina, engages in a general banking business through Carolina First Bank, which serves South Carolina and coastal and western North Carolina. Carolina First Bank operated through 100 branches with $9.2 billion in assets, $5.0 billion in loans, and $4.7 billion in deposits at December 31, 2004.

        Carolina First Bank currently focuses its operations in the following six principal market areas:

•	the Greenville and Anderson metropolitan area (located in the Upstate region of South Carolina);
•	the Hendersonville and Asheville metropolitan area (located in the Western region of North Carolina);
•	the Rock Hill, or greater South Charlotte, metropolitan area (located in the Piedmont region of South Carolina);
•	the Columbia metropolitan area (located in the Midlands region of South Carolina);
•	the Myrtle Beach, Georgetown, and Wilmington metropolitan areas (located in Coastal region of South Carolina and North Carolina ); and
•	the Charleston and Hilton Head metropolitan areas (located in the lower Coastal region of South Carolina).

        These principal market areas represent the largest MSAs in the states. In addition, approximately one-fourth of Carolina First Bank branch locations are in other counties, which are not a part of these metropolitan areas.

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

        Carolina First Bank targets small and middle market businesses and consumers in its market areas. Carolina First Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans through direct and indirect channels, residential mortgage originations, cash management programs, trust functions, safe deposit services, and certain insurance and brokerage services. In 1999, Carolina First Bank began offering Internet banking services, including bill payment, through Carolina First Bank’s web site and Bank CaroLine, an Internet-only banking product. Carolina First Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).

        Mercantile Bank. Mercantile Bank, headquartered in Orlando, Florida, engages in a general banking business through 54 branches with $4.9 billion in assets, $3.2 billion in loans, and $3.0 billion in deposits at December 31, 2004. It currently operates in five principal Florida market areas:

•	the Orlando metropolitan area (located in the Central Florida region);
•	the Tampa Bay metropolitan area (located in the Tampa Bay region);
•	the Gainesville metropolitan area (located in the North Central region);
•	the Jacksonville metropolitan area (located in the North Florida region); and
•	the Broward County area (located in the South Florida region).

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

        Mercantile Bank targets small and middle market businesses and consumers in its market areas. Mercantile Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans through direct and indirect channels, residential mortgage originations, cash management programs, trust functions, safe deposit services, and certain insurance and brokerage services. In 2000, Mercantile Bank began offering Internet banking services, including bill payment, through Mercantile Bank’s web site. Mercantile Bank’s deposits are FDIC insured.

Non-Bank Subsidiaries

        TSFG has a number of non-bank subsidiaries. The following describes certain of the more significant subsidiaries.

        American Pensions, Inc. In 2003, TSFG acquired American Pensions, Inc. (“API”), which is a benefit plan administrator headquartered in Mount Pleasant, South Carolina. At December 31, 2004, API had 197 corporate accounts and managed $313.2 million in plan assets.

        Carolina First Community Development Corporation. In 2003, Carolina First Bank formed a subsidiary, Carolina First Community Development Corporation (“CFCDC”), to underwrite low-income community business loans. CFCDC has been certified by the Department of the Treasury as a qualified Community Development Entity and meets the eligibility requirements for participation in the New Markets Tax Credit Program.

        CF Investment Company. CF Investment Company (“CF Investment”), headquartered in Greenville, South Carolina, is licensed through the Small Business Administration, as a Small Business Investment Company. CF Investment’s principal focus is investing in companies that have a bank-related technology or service that TSFG or its subsidiaries can use. As of December 31, 2004, CF Investment had total assets of $1.5 million.

        CF Technology Services Company. In January 2000, TSFG formed CF Technology Services Company (“CF Technology”), which is headquartered in Lexington, South Carolina. It is responsible for substantially all of TSFG’s technology requirements and related matters. Its mission is to create customer and shareholder value by developing and delivering superior technology and financial-based products and services. CF Technology strives to provide competitive advantages, increase revenue, produce efficiencies, and strengthen customer relationships through innovative use of information technology. CF Technology has adopted security and business recovery processes to safeguard vital corporate assets and information.

        Gardner Associates, Inc. In 2002, TSFG acquired Gardner Associates, Inc., which operates an insurance agency business primarily in the Midlands area of South Carolina. TSFG intends to utilize Gardner Associates, Inc. as a platform to build its insurance-related business in that market area.

        REIT Subsidiaries. In 1999, 2001 and 2003, TSFG formed three real estate investment trust subsidiaries (“REITs”), which have issued preferred and debt securities to institutional investors as a means of raising regulatory capital. They do not engage in other activities apart from the internal management of their assets and liabilities.

        South Financial Asset Management, Inc. In December 2002, TSFG formed South Financial Asset Management, Inc. (“SFAM”) for the purpose of engaging in an asset management business. SFAM is a registered investment advisor and targets large endowments, pension funds and similar entities for fund management.

Business Segments

        Item 8, Note 34 to the Consolidated Financial Statements discusses TSFG’s business segments, which information is incorporated herein by reference.

Competition

        Each of TSFG’s markets is highly competitive with the largest banks in their respective states represented. The competition among the various financial institutions is based upon a variety of factors including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, TSFG competes with other financial institutions, such as securities firms, insurance companies, credit unions, leasing companies, and finance companies.

        The banking industry continues to consolidate, which presents opportunities for TSFG to gain new business. However, consolidation may further intensify competition if additional financial services companies enter TSFG’s market areas through the acquisition of local financial institutions.

        Size gives larger banks certain advantages in competing for business from large commercial customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina, North Carolina, Florida, and the Southeastern of the United States region. As a result, TSFG concentrates its efforts on small- to medium-sized businesses and individuals. TSFG believes it competes effectively in this market segment by offering quality, personalized service.

Employees

        At December 31, 2004, TSFG and its subsidiaries employed 2,308 full-time equivalent employees. TSFG provides a variety of benefit programs including retirement and stock ownership plans as well as health, life, disability, and other insurance. TSFG also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility. TSFG believes that its relations with employees are good.

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

        The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Due to the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, TSFG can make no prediction as to the future impact that changes in interest rates, securities, deposit levels, or loan demand may have on its business and earnings. TSFG strives to manage the effects of interest rates through its asset/liability management processes.

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

        The South Financial Group. TSFG, a financial holding company and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), is subject to regulation and supervision by the Federal Reserve. Under the BHCA, TSFG’s activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits TSFG from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of any bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA prohibits TSFG from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto, except to the extent permitted by “financial holding companies,” as discussed below.

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

         Dividends

        The holders of TSFG’s common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. As a legal entity separate and distinct from its subsidiaries, TSFG depends on the payment of dividends from its subsidiaries for its revenues. Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered “undercapitalized,” as that term is defined in applicable regulations. South Carolina and Florida banking regulations restrict the amount of dividends that the subsidiary banks can pay to TSFG, and may require prior approval before declaration and payment of any excess dividend.

         Capital Adequacy

        TSFG.        The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “tier 1 capital,” principally consisting of common stockholders’ equity, non-cumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and mandatorily redeemable preferred stock, less certain goodwill items. The remainder (tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies, including TSFG, are required to maintain a ratio of at least 4.0%. At December 31, 2004, TSFG’s capital levels exceeded both the risk-based capital guidelines and the applicable minimum leverage capital ratio.

        Carolina First Bank and Mercantile Bank. Carolina First Bank and Mercantile Bank are subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of tier 1 capital to total assets; all other banks, including Carolina First Bank and Mercantile Bank, are required to maintain an absolute minimum leverage ratio of not less than 4%. As of December 31, 2004, Carolina First Bank and Mercantile Bank exceeded each of the applicable regulatory capital requirements.

         Deposit Insurance Assessments

        Carolina First Bank and Mercantile Bank are subject to insurance assessments imposed by the FDIC. The FDIC has a risk-based assessment schedule where the actual assessment to be paid by each FDIC-insured institution is based on the institution’s assessment risk classification. This classification is determined based on whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessment rate for the first quarter 2005 is 0.0144% (annualized) for both BIF-insured deposits and SAIF-insured deposits. This rate is set quarterly and may change during the year. Carolina First Bank’s total deposits that were formerly associated with thrift institutions (approximately 30% of total deposits) are subject to SAIF insurance assessments imposed by the FDIC.

         Other Safety and Soundness Regulations

        Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon the capitalization of the institutions. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater. A bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4%; (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 2004, Carolina First Bank and Mercantile Bank each met the definition of well capitalized.

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

         Anti-Money Laundering Legislation

        TSFG’s banking subsidiaries are subject to the Bank Secrecy Act and its implementing regulations and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require financial institutions such as TSFG to take steps to prevent the use of its banking subsidiaries for facilitating the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. TSFG is also required to develop and implement a comprehensive anti-money laundering compliance program. TSFG must also have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

         Sarbanes-Oxley

        On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. It mandated sweeping reforms and implemented a number of requirements for public companies, including but not limited to, corporate governance, auditing and accounting, executive compensation, and enhanced timely disclosure of corporate information. These changes are intended to allow shareholders, investors, analysts, and others to more effectively monitor the performance of companies and directors.

        On May 27, 2003, final rules and amendments, which govern management’s reporting on internal control over financial reporting and certification of disclosures in Exchange Act periodic reports, were signed into law. For TSFG, these rules took effect for the year ended December 31, 2004. Among the reforms and new requirements are the following:

•	It requires a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting.
•	It requires a statement identifying the framework used by management to evaluate the effectiveness of internal control over financial reporting.
•	It requires that management discuss its assessment of the effectiveness of internal control over financial reporting.
•	It requires a statement that the issuer’s independent auditor has issued an attestation report on management’s assessment.

        TSFG believes it has complied with the reforms and new requirements.

         Additional Information

        See Item 7, “Critical Accounting Policies and Estimates,” “Recently Adopted Accounting Pronouncements,” and “Recently Issued Accounting Pronouncements” for discussion of certain accounting matters, which is incorporated herein by reference.

Item 2.     Properties

        TSFG’s principal executive offices are located at 102 South Main Street, Greenville, South Carolina. TSFG leases approximately 111,000 square feet of this location, which also houses Carolina First Bank’s Greenville main office branch. The majority of TSFG’s administrative functions presently reside at this location. TSFG owns a 100,000 square foot building in Lexington, South Carolina, the headquarters for CF Technology, which houses the technology and operations departments. TSFG leases the land for the CF Technology building under a 30 year lease. In addition, TSFG leases non-banking office space in 17 locations in South Carolina and Florida.

        At December 31, 2004, TSFG operated 154 branch offices, including 76 in South Carolina, 54 in Florida, and 24 in North Carolina. Of these locations, TSFG or one of its subsidiaries owns 87 locations, which includes 8 locations with land leases, and leases 67 locations. In addition, TSFG leases one stand-alone ATM location.

        TSFG believes that its physical facilities are adequate for its current operations.

Item 3.     Legal Proceedings

        See Item 8, “Legal Proceedings” included in Note 24 to the Consolidated Financial Statements for a discussion of legal proceedings, which information is incorporated herein by reference.

Item 4.     Submission of Matters to a Vote of Shareholders

        No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2004.

PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity
                 Securities

Market for Common Stock and Related Matters.

        TSFG’s common stock trades on The Nasdaq Stock Market under the symbol TSFG. At December 31, 2004, TSFG had 9,101 shareholders of record and 71,252,346 shares outstanding. See Item 7, “Capital Resources and Dividends” and Item 8, Notes 27 and 28 to the Consolidated Financial Statements for a discussion of capital stock and dividends, which information is incorporated herein by reference.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2004
Common stock price:
High	$ 32.61	$ 29.59	$ 30.18	$ 31.09
Low	27.95	26.41	25.85	27.00
Close	32.53	28.20	28.37	29.59
Cash dividend declared	0.16	0.15	0.15	0.15
Volume traded	16,947,410	20,775,558	24,615,808	17,570,520

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2003
Common stock price:
High	$ 29.58	$ 25.99	$ 25.38	$ 22.06
Low	24.50	22.90	21.60	19.25
Close	27.75	25.03	23.13	21.65
Cash dividend declared	0.15	0.14	0.14	0.14
Volume traded	22,312,042	10,205,766	12,528,964	11,949,964

Unregistered Sales of Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1, 2004 to October 31, 2004	8,074	(1)	$28.72	--	1,289,502
November 1, 2004 to November 30, 2004	3,448	(1)	31.68	--	1,289,502
December 1, 2004 to December 31, 2004	--		--	--	1,289,502

Total	11,522		$29.61	--	1,289,502

(1)	These shares were canceled in connection with option exercises. Pursuant to TSFG's stock option plans, participants may exercise stock options by surrendering shares of TSFG common stock owned by the participants as payment of the option exercise price. Shares surrendered by participants are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs.
(2)	In February of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. In April of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. Neither of these stock repurchase programs has an expiration date and each respective program will expire upon completion of repurchases totaling the amount authorized to repurchase. At December 31, 2004, there are 289,502 shares remaining under the February 2003 authorization and 1 million shares under the April 2003 authorization.

        See Equity Compensation Plan Data in the Registrants' Proxy Statement relating to the 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 6.     Selected Financial Data

        See Item 8, Consolidated Financial Statements and the accompanying notes for factors including but not limited to business combinations and accounting changes that affect the comparability of the information presented.

SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(dollars and shares (except per share data) in thousands)

	Years Ended December 31,
	2004	2003	2002	2001	2000	1999	Five-Year Compound Growth Rate
Income Statement Data
Net interest income	$366,728	$272,591	$218,252	$174,777	$167,111	$174,614	16.0%
Noninterest income	94,767	95,490	59,640	53,484	48,545	59,649	9.7

Total revenue	461,495	368,081	277,892	228,261	215,656	234,263	14.5

Provision for loan losses	34,987	20,581	22,266	22,045	23,378	18,273	13.9
Noninterest expenses	250,244	207,170	162,840	140,820	181,538	154,829	10.1
Income from continuing operations	119,607	95,058	60,564	41,610	6,989	40,450	24.2
Net income	119,117	95,058	59,158	41,892	6,989	40,450	24.1

Per Common Share Data
Basic:
Income from continuing operations	$1.85	$1.93	$1.45	$0.99	$0.16	$0.95	14.3%
Net income	1.84	1.93	1.42	1.00	0.16	0.95	14.1%
Diluted:
Income from continuing operations	1.81	1.89	1.42	0.97	0.16	0.93	14.2
Net income	1.80	1.89	1.38	0.98	0.16	0.93	14.1
Average common shares outstanding:
Basic	64,592	49,204	41,715	42,098	42,908	42,686	8.6
Diluted	66,235	50,328	42,715	42,824	43,551	43,618	8.7
Book value (December 31)	$19.66	$16.59	$13.66	$11.11	$11.04	$11.55	11.2
Market price (December 31)	32.53	27.75	20.66	17.75	13.25	18.25	12.3
Cash dividends declared	0.61	0.57	0.50	0.45	0.41	0.37	10.5

Balance Sheet Data (Year End)
Total assets	$13,789,814	$10,719,401	$7,941,010	$6,029,442	$5,220,554	$4,768,656	23.7%
Securities	4,310,088	4,007,571	2,572,186	1,643,395	899,544	964,146	34.9
Loans held for investment	8,107,757	5,732,205	4,434,011	3,730,250	3,722,552	3,246,129	20.1
Allowance for loan losses	96,918	73,287	70,275	44,587	43,024	33,756	23.5
Intangible assets	611,450	353,079	242,182	97,140	107,254	113,960	39.9
Deposits	7,665,537	6,028,649	4,592,510	3,605,255	3,894,662	3,481,651	17.1
Long-term debt	2,962,143	2,702,879	1,221,511	411,294	318,326	314,279	56.6
Shareholders' equity	1,400,603	979,869	646,799	458,174	468,653	500,590	22.8

Balance Sheet Data (Averages)
Total assets	$12,200,614	$9,260,767	$6,497,607	$5,459,515	$5,032,700	$4,282,274	23.3%
Securities (excludes unrealized
gains (losses) on available
for sale securities)	4,158,202	3,471,324	1,850,798	1,125,602	875,876	711,276	42.4
Loans held for investment	6,909,545	4,864,168	3,969,786	3,759,786	3,545,336	3,045,913	17.8
Total earning assets	11,101,951	8,425,590	5,924,077	4,928,970	4,450,016	3,820,904	23.8
Deposits	6,893,753	5,147,627	3,855,929	3,688,250	3,699,553	3,373,282	15.4
Shareholders' equity	1,171,121	709,139	497,341	483,634	479,800	483,214	19.4

Performance Ratios
Net interest margin (tax-equivalent)	3.34%	3.27%	3.72%	3.59%	3.81%	4.62%
Return on average assets	0.98	1.03	0.91	0.77	0.14	0.94
Return on average equity	10.17	13.40	11.89	8.66	1.46	8.37
Tangible equity to tangible assets	5.99	6.05	5.26	6.09	7.07	8.31

Asset Quality
Nonperforming assets	$55,976	$60,774	$74,186	$43,857	$21,514	$13,972	32.0
Nonperforming assets as a % of loans
held for investment and foreclosed
property	0.69%	1.06%	1.67%	1.17%	0.58%	0.43%
Net charge-offs to average loans
held for investment	0.46	0.62	0.49	0.54	0.39	0.39
Allowance for loan losses as a % of
loans held for investment	1.20	1.28	1.58	1.20	1.16	1.04

Operations Data
Branch offices	154	134	117	90	94	108
Employees (full-time equivalent)	2,308	1,918	1,700	1,346	1,374	1,514

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 8 of this report and the supplemental financial data appearing throughout this report. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

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

Forward-Looking Statements

        This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;
•	changes in interest rates, deposit rates, the net interest margin, and funding sources;
•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;
•	risks inherent in making loans including repayment risks and value of collateral;
•	loan growth, the adequacy of the allowance for loan losses, provision for loan losses, and the assessment of problem loans (including loans acquired via acquisition);
•	level, composition, and repricing characteristics of the securities portfolio;
•	deposit growth, change in the mix or type of deposit products;
•	fluctuations in consumer spending;
•	competition in the banking industry and demand for our products and services;
•	dependence on senior management;
•	technological changes;
•	ability to increase market share;
•	income and expense projections;
•	risks associated with income taxes, including the potential for adverse adjustments;
•	acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;
•	significant delay or inability to execute strategic initiatives designed to grow revenues;
•	changes in accounting policies and practices;
•	changes in regulatory actions, including the potential for adverse adjustments;
•	changes, costs, and effects of litigation, and environmental remediation; and
•	recently-enacted or proposed legislation.

        Such forward-looking statements speak only as of the date on which such statements are made and shall be deemed to be updated by any future filings made by TSFG with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by TSFG with the SEC, in press releases, and in oral and written statements made by or with the approval of TSFG, which are not statements of historical fact, constitute forward-looking statements.

Non-GAAP Financial Information

        This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents operating noninterest income as a percentage of operating total revenue, operating efficiency ratio, and certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management uses operating measures in the calculation of certain of TSFG’s ratios to analyze on a consistent basis and over a longer period of time the performance of which it considers to be its core banking operations. Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. TSFG also presents loan and deposit growth, excluding loans/deposits acquired net of dispositions (“organic”). These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

        Founded in 1986, TSFG is a financial holding company that operates primarily in fast-growing banking markets in the Southeast. TSFG had $13.8 billion in total assets with 154 branch offices in South Carolina, Florida, and North Carolina at December 31, 2004. TSFG operates primarily through two subsidiary banks:

•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, operates in South Carolina, North Carolina, and on the Internet under the brand name, Bank CaroLine; and
•	Mercantile Bank operates in the Jacksonville, Orlando, Tampa Bay, Gainesville, and Ft. Lauderdale Florida markets.

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

        Approximately 45% of TSFG’s total asset growth has come through acquisitions. TSFG will continue to consider acquisitions that meet its acquisition criteria of strategic franchise enhancement, accretion to cash operating earnings per share within 12 months, and consistency with TSFG’s three-year performance goals. In October 2004, TSFG announced a definitive agreement to acquire Pointe Financial Corporation (“Pointe”), a bank holding company headquartered in Boca Raton, Florida, which had approximately $413 million in assets at December 31, 2004. This acquisition is expected to close in the second quarter of 2005.

        TSFG has pursued a strategy of growth through internal expansion and the acquisition of financial institutions and branch locations in selected market areas. TSFG seeks to expand selectively in fast-growing markets in the Southeast, concentrating its growth in metropolitan statistical areas (“MSAs”). TSFG believes this market strength enhances TSFG’s opportunities to grow loans and deposits and provide noninterest income products and services. TSFG ranks fourth in total deposit share in South Carolina. In Florida, TSFG ranks among the top ten banks in Tampa Bay, Orlando, and Jacksonville in terms of deposit market share. After TSFG’s pending merger with Pointe is completed, TSFG expects to rank fourteenth in total deposit share in the entire state of Florida. Following the merger, approximately 42% of TSFG’s total deposits will be in Florida.

        For 2004, net income totaled $119.1 million, up 25.3%, from $95.1 million for 2003. Strong loan growth, net interest margin expansion, operating efficiency improvements, and effective merger integration drove the increase. For 2004, net income per diluted share totaled $1.80, a 4.8% decrease from $1.89 per diluted share for 2003. For the same period, average diluted shares outstanding increased 31.6%, principally as a result of the acquisitions of MountainBank Financial Corporation (“MBFC” or MountainBank”), CNB Florida and Florida Banks, and a common equity offering, which occurred in the fourth quarter of 2003.

        For 2004, net interest income, TSFG’s primary source of revenue, accounted for 79.5% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income for 2004 increased 34.5% over 2003, principally due to strong organic loan growth (which improved the earning asset mix), growth from acquisitions, and a seven basis point increase in the net interest margin.

        TSFG believes that noninterest income, particularly fee income from providing other products and services, represents one of its best opportunities for revenue growth. Noninterest income decreased to $94.8 million for 2004, down 0.8% from $95.5 million for 2003. For 2004, noninterest income included $11.7 million in gains on available for sale securities (including equity investments), a $10.4 million other-than-temporary impairment of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation perpetual preferred stock, and a $2.4 million gain on disposition of land associated with a conservation grant, compared with $16.5 million in gains on available for sale securities (including equity investments) and a $601,000 gain on the sale of a branch office in 2003. Excluding these non-operating items, noninterest income increased by 16.1% for 2004, compared with 2003. For 2004, customer fee income (service charges on deposit accounts, debit card income, and customer service fee income), bank-owned life insurance, merchant processing income, and mortgage banking income represented 76.3% of noninterest income, excluding non-operating items.

        While growing revenues, TSFG has also focused on controlling expenses and successfully integrating acquisitions. For 2004, noninterest expenses totaled $250.2 million, which included $13.4 million of non-operating expenses (principally merger-related costs, conservation grant of land and loss on early extinguishment of debt). Noninterest expenses, excluding the non-operating items, increased by 19.3% for 2004, compared with 2003. Personnel expense, the largest component, accounts for half of total noninterest expenses, excluding non-operating items.

        TSFG’s strong loan growth continued during 2004. Loans held for investment at December 31, 2004 increased 41.4% over December 31, 2003. Adjusting for net acquired loans held for investment, organic loan growth for 2004 was 16.2%. TSFG’s loan growth was well-diversified throughout its markets.

        At December 31, 2004, nonperforming assets as a percentage of loans held for investment and foreclosed property declined to 0.69% from 1.06% at December 31, 2003. TSFG’s nonperforming asset ratio improved each quarter since December 31, 2002. Net loan charge-offs as a percentage of loans held for investment totaled 0.46% for 2004, down from 0.62% for 2003. Loan portfolio credit quality can significantly impact earnings. TSFG’s provision for loan losses increased to $35.0 million for 2004 from $20.6 million for 2003, primarily as a result of the increased provision associated with strong loan growth and higher charge-offs in the second half of 2004.

        TSFG gained core deposits and enhanced its deposit mix, reflecting acquisitions and successful sales and promotional campaigns. Average deposit transaction account balances increased 40.5% during 2004, driven by growth in money market and noninterest-bearing deposits. Average deposit transaction account balances as a percentage of average total deposits increased to 64.8% for 2004 from 61.8% for 2003. For 2004, organic transaction deposit growth, which excludes the net acquired transaction deposits, totaled 6.9%.

        TSFG’s tangible equity to tangible asset ratio decreased to 5.99% at December 31, 2004 from 6.05% at December 31, 2003, primarily due to an increase in the net unrealized loss on available for sale securities.

Critical Accounting Policies and Estimates

        TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, and accounting for acquisitions. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities and stock-based compensation. Different assumptions in the application of these policies could result in material changes in TSFG’s consolidated financial statements.

   Allowance for loan losses

        The allowance for loan losses (“Allowance”) represents management’s estimate of probable losses inherent in the lending portfolio. See “Balance Sheet Review — Allowance for Loan Losses” for additional discussion, including the methodology for analyzing the adequacy of the Allowance. This methodology relies upon management’s judgment in segregating the portfolio into risk-similar segments, computing specific allocations for impaired loans, and setting the amounts within the probable loss range (from 95% to 105% of the adjusted historical loss ratio). Management’s judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, emerging portfolio concentrations, risk management system, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions.

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

        The Allowance is also subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the Allowance relative to that of peer institutions, and other adequacy tests. In addition, such regulatory agencies could require TSFG to adjust its Allowance based on information available to them at the time of their examination.

   Fair Value of Certain Financial Instruments

        Fair value is defined as the amount at which a financial instrument could be liquidated in a transaction between willing, unrelated parties in a normal business transaction. Fair value is based on quoted market prices for the same or similar instruments, adjusted for any differences in terms. If market values are not readily available, then the fair value is estimated. For example, when TSFG has an investment in a privately held company, TSFG’s management evaluates the fair value of these investments based on the investee’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. Modeling techniques, such as discounted cash flow analyses, which use assumptions for interest rates, credit losses, prepayments, and discount rates, are also used to estimate fair value if market values are not readily available for certain financial instruments.

        TSFG carries its securities available for sale and derivatives classified as cash flow hedges at fair value. Adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income, a separate component of shareholders’ equity. Instruments held for trading, including trading securities and derivative financial instruments used in trading activities, are carried at fair value, and adjustments for realized and unrealized gains or losses are included in earnings. Derivatives classified as fair value hedges are recorded at fair value. The changes in the fair value along with the gain or loss on the hedged asset or liability that is attributable to the hedge risk are included in earnings.

        TSFG evaluates declines in the market value below cost of any available for sale or held to maturity security for other-than-temporary impairment periodically and, if necessary, charges the unrealized loss to operations and establishes a new cost basis. Evidence in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and forecasted performance of the investee. Impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. However, for equity securities, which typically do not have a contractual maturity with a specified cash flow on which to rely, the ability to hold an equity security indefinitely, by itself, does not allow for avoidance of other-than-temporary impairment.

        All of TSFG’s investments in limited partnerships and LLCs are privately held, and their market values are not readily available. These investments are accounted for using either the cost or the equity method of accounting. The accounting treatment depends upon TSFG’s percentage ownership and degree of management influence. TSFG’s management evaluates its investments in limited partnerships and LLCs for impairment based on the investee’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. There are inherent risks associated with TSFG’s investments in limited partnerships and LLCs, which may result in income statement volatility in future periods.

        The process for valuing financial instruments, particularly those with little or no liquidity, is subjective and involves a high degree of judgment. Small changes in assumptions can result in significant changes in valuation. Valuations are subject to change as a result of external factors beyond our control that have a substantial degree of uncertainty. The inherent risks associated with determining the fair value of a financial instrument may result in income statement volatility in future periods.

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

        The valuations as of June 30, 2004 indicated that no impairment charge was required as of that test date. There have been no events or circumstances since June 30, 2004 that indicate there may be impairment. Historically, TSFG’s acquisition intangibles reported on its consolidated financial statements have been materially correct and we do not believe that it is reasonably likely that such estimates/assumptions will change in the future; however, such changes are difficult to predict.

        TSFG’s other intangible assets have an estimated finite useful life and are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. TSFG periodically reviews its other intangible assets to determine whether there have been any events or circumstances to indicate the recorded amount is not recoverable from projected undiscounted cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and when appropriate, the amortization period is also reduced.

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

Table 1
SUMMARY OF COMPLETED ACQUISITIONS
(dollars in thousands)

	Acqusition Date	Total Assets(1)	Shares Issued		Purhchase Price Paid in Cash	Identifiable Intangible Assets(2)	Goodwill(2)
Bank Acquisitions
CNB Florida
Lake City, Florida	07/16/04	$839,148	5,312,974		$--	$11,312	$117,164
Florida Banks
Jacksonville, Florida	07/16/04	1,023,290	5,418,890		--	5,982	137,845
MountainBank Financial Corporation
Hendersonville, North Carolina	10/03/03	943,394	5,485,293		--	12,113	87,622
Central Bank of Tampa
Tampa, Florida	12/31/02	223,223	3,241,737		--	2,700	35,964
Rock Hill Bank & Trust
Rock Hill Bank, South Carolina	10/31/02	204,815	430,017		--	1,204	26,154	(3)
Gulf West Banks, Inc.
St. Petersburg, Florida	08/31/02	530,296	3,925,588		32,400	8,424	71,241

Insurance Agency/Other Acquisitions
Summit Title, LLC
Hendersonville, North Carolina	04/12/04	86	8,371	(4)	--	55	129
Allied Assurance
Columbia, South Carolina	09/22/03	95	3,950	(5)	--	--	128
American Pensions, Inc.
Mount Pleasant, South Carolina	04/30/03	348	159,839		--	1,050	3,237
Gardner Associates, Inc.
Columbia, South Carolina	09/20/02	1,312	249,011	(6)	--	1,521	2,175

(1)	Book value at the acquisition date.
(2)	Carrying amount (identifiable intangible assets are not reported net of accumulated amortization) at December 31, 2004.
(3)	TSFG acquired substantially all of the assets and liabilities. TSFG agreed to pay a cash earnout based on recoveries with respect to certain loans and net amounts recovered under RHBT Financial Corporation's ("RHBT") blanket bond insurance policy.
(4)	TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2005, 2006, 2007, and 2008, based on revenue retention and earnings achievement.

(5)	TSFG agreed to issue annual earnout shares, valued at the time of issuance at approximately $45,000, for each of August 31, 2005, 2006, and 2007, based on revenue retention.
(6)	Of this amount, up to 59,211 of these shares are subject to forfeiture back to TSFG if certain five-year financial performance targets are not met.

        On October 31, 2002, TSFG acquired substantially all of the assets and deposits of Rock Hill Bank & Trust (“Rock Hill Bank”), which was a wholly-owned subsidiary of RHBT. Under the asset sale agreement, Rock Hill Bank received shares of TSFG common stock and the right to receive a cash earnout essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in a specified loan pool and 50% of net amounts recovered under RHBT’s blanket bond insurance policy with respect to such loans. As of December 31, 2004, TSFG had incurred no obligation under the cash earnout associated with the net improvements in the specified loan pool and in 2003 paid $1.3 million associated with the net amounts recovered under RHBT’s blanket bond insurance policy with respect to such loans.

        As part of its acquisition strategy, TSFG considers acquisitions in its targeted footprint in fast-growing markets. Table 2 summarizes the geographic focus for TSFG’s acquisitions completed during the past three years.

Table 2
SUMMARY OF BANK ACQUISITIONS - GEOGRAPHIC FOCUS

	Acquisition Date	Number of Branches	Geographic Focus
CNB Florida	07/16/04	16	Northeast and North Central Florida
Florida Banks	07/16/04	7	Tampa, Jacksonville, Alachua County (Gainesville), Broward County (Ft. Lauderdale), Pinellas County (Largo), Marion County (Ocala), and West Palm Beach
MountainBank Financial Corporation	10/03/03	19	Western North Carolina, including Asheville and Hendersonville
Central Bank of Tampa	12/31/02	5	Tampa, Florida
Rock Hill Bank & Trust	10/31/02	3	York County, South Carolina (Greater South Charlotte)
Gulf West Banks, Inc.	08/31/02	15	Tampa Bay area of Florida

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

         Pending Acquisition

        On October 27, 2004, TSFG signed a definitive agreement to acquire Pointe, a bank holding company headquartered in Boca Raton, Florida. At December 31, 2004, Pointe had total assets of approximately $413 million and operated primarily through its banking subsidiary, PointeBank, which had 10 Florida branches in Dade, Broward, and Palm Beach counties. At closing, TSFG will issue 2,554,022 shares of its common stock and $24.5 million in cash in exchange for all common stock and stock obligations of Pointe. This acquisition builds on TSFG’s existing Florida franchise, advancing efforts to expand in markets with favorable growth prospects. The transaction, which is expected to close in the second quarter of 2005, will be accounted for using the purchase method of accounting and is subject to regulatory approvals.

         Sales

        In the fourth quarter 2004, TSFG made the decision to sell substantially all of the assets and all liabilities of Carolina First Guaranty Reinsurance, Ltd. (“CFGRL”). CFGRL was a wholly-owned captive reinsurance subsidiary, which provided credit-related insurance services to customers of TSFG. In connection with the sale, which was completed on December 1, 2004, TSFG sold $219,000 in assets, $622,000 in liabilities, and paid cash of $403,000. Since CFGRL was immaterial to TSFG’s financial statements, presentation as a discontinued operation was not warranted.

        On June 28, 2004, TSFG completed the sale of substantially all of the assets and all liabilities of Community National Bank headquartered in Pulaski, Virginia. TSFG acquired Community National Bank in connection with its October 2003 acquisition of MBFC, and it was outside TSFG’s targeted geographic market. In connection with this disposition, TSFG sold $40.4 million in loans and $60.0 million in deposits, and recorded reductions of goodwill totaling $6.6 million and core deposit intangibles totaling $864,000. This transaction resulted in no book gain or loss. Since Community National Bank was immaterial to TSFG’s financial statements, presentation as a discontinued operation was not warranted. For the period from January 1, 2004 to June 28, 2004, Community National Bank’s net income totaled $91,000.

Balance Sheet Review

         Loans

        TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At December 31, 2004, outstanding loans totaled $8.1 billion, which equaled 106.0% of total deposits and 58.9% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida. At December 31, 2004, less than 5% of the portfolio is unsecured. The portfolio contains no “highly leveraged transactions,” as defined by regulatory authorities.

        Loans held for investment increased $2.4 billion, or 41.4%, to $8.1 billion at December 31, 2004 from $5.7 billion at December 31, 2003. This increase included $1.4 million in net acquired loans held for investment ($714.6 million from the acquisition of CNB Florida, $772.3 million from the acquisition of Florida Banks, $2.0 million from a branch acquisition, and $40.4 million sold in connection with the disposition of Community National Bank). For the same period, organic growth in loans held for investment, which excludes the net acquired loans held for investment, totaled 16.2%. Organic loan growth consisted primarily of commercial, indirect consumer and home equity loans. TSFG sells a substantial majority of its residential mortgage loans at origination in the secondary market. Loans held for sale decreased $8.3 million to $21.3 million at December 31, 2004 from $29.6 million at December 31, 2003, primarily related to lower mortgage originations.

        Table 3 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 3
LOAN PORTFOLIO COMPOSITION
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$1,584,198	$1,358,409	$913,368	$742,218	$561,360
Real estate--construction (1)	1,007,061	619,124	570,265	532,037	458,577
Real estate--residential mortgage (1-4 family)	1,278,310	940,744	643,941	551,119	890,693
Commercial secured by real estate (1)	3,109,242	2,146,650	1,765,103	1,400,466	1,348,604
Consumer	1,128,946	667,278	541,210	503,901	459,317
Lease financing receivables	--	--	124	509	4,001

Loans held for investment	8,107,757	5,732,205	4,434,011	3,730,250	3,722,552
Loans held for sale	21,302	29,619	67,218	6,513	12,630
Allowance for loan losses	(96,918)	(73,287)	(70,275)	(44,587)	(43,024)

Total net loans	$8,032,141	$5,688,537	$4,430,954	$3,692,176	$3,692,158

Percentage of Loans Held for Investment
Commercial, financial and agricultural	19.5%	23.7%	20.6%	19.9%	15.1%
Real estate--construction (1)	12.4	10.8	12.9	14.3	12.3
Real estate--residential mortgage (1-4 family)	15.8	16.4	14.5	14.8	23.9
Commercial secured by real estate (1)	38.4	37.5	39.8	37.5	36.2
Consumer	13.9	11.6	12.2	13.5	12.4
Lease financing receivables	--	--	--	--	0.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

Table 4
LOAN PORTFOLIO COMPOSITION BASED ON LOAN PURPOSE
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Commercial Loans
Commercial and industrial	$2,077,646	$1,591,157	$1,178,955	$1,055,747	$807,973
Owner - occupied real estate (1)	825,582	634,604	733,819	627,412	577,552
Commercial real estate	3,246,729	2,071,242	1,420,252	1,085,750	1,101,580

	6,149,957	4,297,003	3,333,026	2,768,909	2,487,105

Consumer Loans
Indirect - sales finance	790,372	586,325	420,294	340,484	270,298
Direct retail	466,484	306,476	273,419	302,992	427,905
Home equity	535,988	384,037	243,648	151,570	141,914

	1,792,844	1,276,838	937,361	795,046	840,117

Mortgage Loans	164,956	158,364	163,624	166,295	395,330

Total loans held for investment	$8,107,757	$5,732,205	$4,434,011	$3,730,250	$3,722,552

Percentage of Loans Held for Investment
Commercial and industrial	25.6%	27.8%	26.6%	28.3%	21.7%
Owner - occupied real estate (1)	10.3	11.1	16.6	16.8	15.5
Commercial real estate	40.0	36.0	32.0	29.1	29.6
Consumer	22.1	22.3	21.1	21.3	22.6
Mortgage	2.0	2.8	3.7	4.5	10.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the "Real estate-construction" and "Commercial secured by real estate" categories, which also include loans to non-real estate industry borrowers.

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

        Indirect — sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two years up to six years.

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

        The portfolio’s most significant concentration is in commercial real estate loans. Due to strong population growth and household growth, real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. The risk attributable to this concentration is managed by focusing our lending on markets we are familiar with and on borrowers who have proven track records and who we believe possess the financial means to weather adverse market conditions. See Table 5 for TSFG’s geographic and property type diversification of its commercial real estate loans. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.

        In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio. Table 5 sorts the commercial real estate portfolio by geography and property type.

Table 5
COMMERCIAL REAL ESTATE LOANS
(dollars in thousands)

	December 31,2004		December 31, 2003
	Balance	% of Total	Balance	% of Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$545,533	16.8%	$360,173	17.4%
North Coastal South Carolina (Myrtle Beach)	376,494	11.6	286,251	13.8
Upstate South Carolina (Greenville)	358,693	11.0	321,401	15.5
Tampa Bay Florida	330,130	10.2	196,677	9.5
Midlands South Carolina (Columbia)	291,139	9.0	258,870	12.5
South Coastal South Carolina (Charleston)	264,178	8.1	198,419	9.6
Central Florida (Orlando)	245,398	7.6	221,172	10.7
Northeast Florida (Jacksonville)	244,989	7.5	80,474	3.9
Alachua Florida (Gainesville)	151,233	4.7	--	--
Greater South Charlotte South Carolina (Rock Hill)	110,965	3.4	87,567	4.2
North Central Florida	105,409	3.2	--	--
South Florida (Ft. Lauderdale)	102,969	3.2	--	--
Other (1)	119,599	3.7	60,238	2.9

Total commercial real estate loans	$3,246,729	100.0%	$2,071,242	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$965,838	29.7%	$463,984	22.4%
1-4 family residential investment property	328,558	10.1	140,917	6.8
Mixed use	313,612	9.7	219,232	10.6
Undeveloped land	301,165	9.3	154,384	7.5
Retail	266,584	8.2	131,716	6.4
Hotel/motel	242,525	7.5	239,266	11.5
Multi-family residential	171,929	5.3	110,085	5.3
Residential construction	152,988	4.7	156,592	7.5
Other (1)	503,530	15.5	455,066	22.0

Total commercial real estate loans	$3,246,729	100.0%	$2,071,242	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.
Note:	At December 31, 2004 and December 31, 2003, average loan size for commercial real estate loans totaled $370,000 and $324,000, respectively.

        Table 6 presents maturities of certain loan classifications based on collateral type at December 31, 2004. The table also provides the breakdown between those loans with a predetermined interest rate and those loans with a floating interest rate.

Table 6
SELECTED LOAN MATURITY AND INTEREST SENSITIVITY
(dollars in thousands)

	One Year or Less	Over One But Less Than Five Years	Over Five Years	Total
Commercial secured by real estate	$386,988	$ 847,179	$1,875,075	$3,109,242
Commercial, financial and agricultural	451,787	602,223	530,188	1,584,198
Real estate--construction	219,231	562,468	225,362	1,007,061
Total of loans with:
Floating interest rates	938,982	1,635,616	1,723,871	4,298,469
Predetermined interest rates	119,024	376,254	906,754	1,402,032

Table 7 summarizes TSFG’s loan relationships, including unused loan commitments, which are greater than $10 million.

Table 7
LOAN RELATIONSHIPS GREATER THAN $10 MILLION

			Outstanding Principal Balance
	Number of Borrowers	Total Commitment	Amount	Percentage of Total Loan Portfolio
December 31, 2004	90	$1.5 billion	$914.1 million	11.3%
December 31, 2003	72	1.1 billion	671.4 million	11.7

        TSFG has set a house-lending limit of $25 million, below the legal lending limit of $73.0 million for Carolina First Bank and $67.5 million for Mercantile Bank, respectively, at December 31, 2004. In accordance with TSFG’s lending policies, approval from the Board of Directors must be received in order for a lending commitment to be made in excess of $25 million. At December 31, 2004, TSFG has two relationships in excess of the house-lending limit of $25 million, which totaled $43.6 million and $29.1 million. The Board of Directors granted approval for both of these relationships. The 20 largest relationships have an aggregate outstanding principal balance of $251.5 million, or 3.1% of total loans held for investment, at December 31, 2004, down from 4.9% of total loans held for investment at December 31, 2003.

        At December 31, 2004, the loan portfolio included commitments totaling $376.5 million in “shared national credits” (multi-bank credit facilities of $20 million or more). Outstandings under these commitments totaled $135.0 million. By policy, TSFG participates in shared national credits only if the borrower is headquartered or conducts business in our market, the borrower is in an industry familiar to us, we meet directly with the borrower to conduct our analysis, and the opportunity exists to establish an ongoing banking relationship with us. None of these credits were classified in the most recent report on shared national credits prepared by the regulatory agencies.

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

        Table 8 presents credit quality indicators.

Table 8
CREDIT QUALITY INDICATORS
(dollars in thousands)

	December 31,
	2004		2003		2002		2001		2000
Loans held for investment	$8,107,757		$5,732,205		$4,434,011		$3,730,250		$3,722,552
Allowance for loan losses	96,918		73,287		70,275		44,587		43,024

Nonaccrual loans - commercial (1)	$38,015		$47,137		$61,206		$35,245		$17,240
Nonaccrual loans - consumer	2,312		2,686		2,384		3,643		1,173
Nonaccrual loans - mortgage loans (2)	4,755		--		--		--		--
Restructured loans	--		--		--		--		--

Total nonperforming loans	45,082		49,823		63,590		38,888		18,413
Foreclosed property (other real estate owned and
personal property repossessions) (3)	10,894		10,951		10,596		4,969		3,101

Total nonperforming assets	$55,976		$60,774		$74,186		$43,857		$21,514

Loans past due 90 days or more (mortgage and
consumer with interest still accruing) (2)	$3,764		$3,960		$5,414		$10,482		$10,682

Total nonperforming assets as a percentage of loans
held for investment and foreclosed property	0.69%		1.06%		1.67%		1.17%		0.58%

Allowance for loan losses to nonperforming loans	2.15	x	1.47	x	1.11	x	1.15	x	2.34	x

(1)	At December 31, 2004, nonaccrual loans - commercial included $4.7 million in restructured loans.
(2)	Effective September 30, 2004, TSFG began placing residential mortgage loans in nonaccrual status when they become 150-days delinquent. Previously, these loans were not placed in nonaccrual status (unless impairment was evident), but any associated accrued interest was reserved. See (3) below.
(3)	At December 31, 2004, personal property repossessions totaled $652,000 and were included in nonperforming assets. Personal property repossessions totaled $1.0 million, $1.3 million, $2.7 million, and $1.7 million at December 31, 2003, 2002, 2001, and 2000, respectively, and were excluded from nonperforming assets.

        TSFG’s nonperforming asset ratio improved each quarter since December 31, 2002 aided by the resolution of certain identified problem loans purchased from Rock Hill Bank & Trust (the “Rock Hill Workout Loans”) in October 2002. Net loan charge-offs as a percentage of average loans held for investment decreased to 0.46% for 2004 from 0.62% for 2003, primarily due to the disposition of fully-reserved Rock Hill Workout Loans in 2003.

        Management believes that loss exposure in its loan portfolio is identified, adequately reserved for in a timely manner, and closely monitored to ensure that changes are promptly addressed in its analysis of allowance for loan loss adequacy. Future credit quality trends depend in part on the direction of the economy. The current economic outlook does not provide a clear signal of the economic direction. If the economy continues to improve, TSFG expects the nonperforming asset ratio to remain stable or decline slightly. TSFG expects its first quarter 2005 net loan charge-off ratio to remain comparable to the second half of 2004 and then decline in the remainder of 2005.

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

        The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (direct installment, indirect installment, revolving, and mortgage) and by credit risk grade for performing commercial loans. Nonperforming commercial loans are reviewed for impairment and impairment is measured in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15” (“SFAS 114”), and assigned specific allocations. To allow for modeling error, a range of probable loss ratios (from 95% to 105% of the adjusted historical loss ratio) is then derived for each segment. The resulting percentages are then applied to the dollar amounts of loans in each segment to arrive at each segment’s range of probable loss levels.

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

        The Allowance declined as a percentage of loans held for investment to 1.20% at December 31, 2004 from 1.28% at December 31, 2003. This decline was primarily due to charge-offs of losses on Rock Hill Workout Loans, which were reserved at the time of acquisition. The allowance coverage increased to 2.15 times nonperforming loans at December 31, 2004 from 1.47 times at December 31, 2003. See “Credit Quality.”

        Table 9, which summarizes the changes in the Allowance, and Table 10, which reflects the allocation of the Allowance at the end of each year, provides additional information with respect to the activity in the Allowance.

Table 9
SUMMARY OF LOAN LOSS EXPERIENCE
(dollars in thousands)

	At and For The Year Ended December 31,
	2004	2003	2002	2001	2000
Allowance for loan losses, beginning of year	$73,287	$70,275	$44,587	$43,024	$33,756
Purchase accounting acquisitions	20,682	12,690	22,973	--	--
Allowance adjustment for loans sold	(506)	--	(12)	(230)	(252)
Charge-offs:
Commercial, financial and agricultural	20,882	18,474	6,680	8,346	7,548
Real estate--construction	2,513	3,049	3,206	1,885	--
Secured by real estate	6,822	5,444	5,509	3,896	1,458
Consumer	6,786	7,657	8,161	9,027	6,617
Credit cards	--	--	--	--	450

Total loans charged-off	37,003	34,624	23,556	23,154	16,073

Recoveries:
Commercial, financial and agricultural	2,762	1,997	1,970	1,553	1,314
Real estate--construction	719	109	444	195	--
Secured by real estate	984	1,399	255	164	156
Consumer	1,006	860	1,348	990	627
Credit cards	--	--	--	--	118

Total loans recovered	5,471	4,365	4,017	2,902	2,215

Net charge-offs	31,532	30,259	19,539	20,252	13,858
Additions to reserve through provision expense	34,987	20,581	22,266	22,045	23,378

Allowance for loan losses, end of year	$96,918	$73,287	$70,275	$44,587	$43,024

Average loans held for investment	$6,909,545	$4,864,168	$3,969,786	$3,759,786	$3,545,336
Loans held for investment (period end)	8,107,757	5,732,205	4,434,011	3,730,250	3,722,552
Net charge-offs as a percentage of average loans held
for investment	0.46%	0.62%	0.49%	0.54%	0.39%
Allowance for loan losses as a percentage of loans held
for investment	1.20	1.28	1.58	1.20	1.16

Table 10
COMPOSITION OF ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$20,077	$16,568	$15,831	$ 8,784	$ 6,935
Real estate--construction	12,763	7,551	9,883	6,292	5,622
Real estate--residential mortgage (1-4 family)	2,092	804	796	731	1,769
Commercial secured by real estate	39,404	26,182	30,589	16,562	16,539
Consumer	17,325	18,162	11,166	9,804	10,168
Unallocated	5,257	4,020	2,010	2,414	1,991

Total	$96,918	$73,287	$70,275	$44,587	$43,024

Note:	See Table 3 for composition of loan portfolio.

         Securities

        TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from the investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits and securities sold under repurchase agreements. In addition, TSFG has engaged in, and expects to continue to engage in, hedging activities designed to reduce interest rate risk associated with the investment securities and other balance sheet items. Table 11 shows the carrying values of the investment securities portfolio at the end of each of the last five years.

Table 11
INVESTMENT SECURITIES PORTFOLIO COMPOSITION
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Trading Account (at fair value)
U.S. Treasury	$ --	$ --	$ 5	$ --	$ --
U.S. Government agencies	--	460	345	1,142	4,610
State and municipal	--	20	--	435	360
Other investments	--	--	--	--	34

	--	480	350	1,577	5,004

Securities Available for Sale (at fair value)
U.S. Treasury	234,538	246,659	254,121	503,191	12,163
U.S. Government agencies	930,046	866,968	833,900	106,983	186,507
Mortgage-backed securities	2,502,440	2,375,557	1,193,080	817,237	507,817
State and municipals	272,535	127,181	56,402	12,092	12,409
Other investments:
Corporate bonds	141,970	148,517	77,707	69,127	49,509
Federal Home Loan Bank stock	72,733	50,411	42,990	23,690	26,200
Federal National Mortgage Association preferred stock	50,062	54,678	--	--	--
Community bank stocks	14,899	23,487	16,802	13,059	11,972
Federal Home Loan Mortgage Corp. preferred stock	11,990	12,130	--	--	--
NetBank, Inc. common stock	122	4,778	7,018	12,314	7,711
Other equity investments	3,508	5,628	6,924	3,293	2,485

	4,234,843	3,915,994	2,488,944	1,560,986	816,773

Securities Held to Maturity (at amortized cost)
U.S. Government agencies	--	--	--	--	2,650
State and municipal	75,145	90,745	82,789	80,729	75,015
Other investments	100	352	103	103	102

	75,245	91,097	82,892	80,832	77,767

Total	$4,310,088	$4,007,571	$2,572,186	$1,643,395	$899,544

        At December 31, 2004, TSFG’s investment securities portfolio declined to 31.3% of total assets from 37.4% at December 31, 2003. This decline is partially attributable to the July 2004 acquisitions. During 2004, loan growth outpaced deposit growth, and the resulting shortfall was funded with cash flows from the securities portfolio and increases in short-term borrowings.

        Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on available for sale securities averaged $4.2 billion in 2004, 19.8% above the average of $3.5 billion for 2003. The increase was attributable to securities purchased to leverage available capital and purchases made in response to the acquisitions of CNB Florida, Florida Banks and MBFC, which were done to manage the interest rate and prepayment risks associated with the growth of the overall balance sheet. The average tax-equivalent portfolio yield increased in 2004 to 4.08% from 3.91% in 2003. The securities yield increased in part due to a $6.5 million decrease in mortgage-backed securities (“MBS”) premium amortization for 2004 compared to 2003, due to higher MBS prepayments in 2003. The decrease in the MBS premium amortization was partially offset by sales of higher-yielding securities and the purchase of lower-yielding, shorter duration securities.

        For 2005, TSFG expects loan growth to outpace deposit growth. The projected cash flows from the securities portfolio are estimated to be sufficient, under different interest rate scenarios, including a rising rate scenario, to provide much of the necessary funding. TSFG strives to keep the weighted average life and duration of its securities portfolio relatively short to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off short-term borrowings, used to fund loan growth, or reinvested in securities at then current market rates. In addition, shorter portfolio duration should reduce TSFG’s exposure to rising interest rates and extension risk. Under both the current level of interest rates and under expected future rate scenarios, TSFG believes its securities portfolio will continue to provide sufficient liquidity.

        The duration of the debt securities portfolio decreased to approximately 3.2 years at December 31, 2004 from approximately 3.5 years at December 31, 2003.

        Nearly all of these securities are rated AAA so the credit risk is minimal. Approximately 50% of MBS are collateralized mortgage obligations (“CMOs”), the majority of which are short-term with a total duration of 2.9 years. TSFG manages the MBS portfolio to maintain a short duration and repricing horizon. At December 31, 2004, approximately 29% of the MBS portfolio was variable rate.

        Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving yields.

        The available for sale portfolio constituted 98.3% of total securities at December 31, 2004. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio.

        The net unrealized loss on available for sale securities (pre-tax) totaled $29.5 million at December 31, 2004, compared with an $11.5 million loss at December 31, 2003. This increase in unrealized loss was due in part to a $14.0 million increase in the MBS unrealized loss from increases in long-term interest rates during 2004. In addition, TSFG’s unrealized gain on its investment in NetBank common stock decreased by $4.6 million. TSFG sold 346,000 shares of NetBank common stock during 2004 and recognized a gain of $3.8 million. TSFG had unrealized gains totaling $1.6 million and $1.4 million for investments in CNB Florida and Florida Banks, respectively, at December 31, 2003. These unrealized gains are not present at December 31, 2004 since TSFG acquired these entities and canceled the stock investment effective with the acquisition closing date of July 16, 2004 (see “Acquisitions”), which also contributed to the increase in unrealized loss during 2004. Partially offsetting this decrease were decreases in TSFG’s unrealized losses on its perpetual preferred stock investments in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, which totaled $5.7 million at December 31, 2003. In December 2004, TSFG recorded other-than-temporary impairments of $10.4 million on these perpetual preferred stock investments. See Item 1, Note 9 to the consolidated financial statements for additional information.

        Table 12 shows the contractual maturity schedule for securities held to maturity and securities available for sale at December 31, 2004. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table also reflects the weighted average yield of the investment securities.

Table 12
INVESTMENT SECURITIES MATURITY SCHEDULE
(dollars in thousands)

Available for Sale--Fair Value

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	No Contractural Maturity	Total
U.S. Treasury	$--	$145,111	$89,427	$--	$--	$234,538
U.S. Government agencies	--	59,364	397,022	473,660	--	930,046
Mortgage-backed securities	534	277,560	618,346	1,606,000	--	2,502,440
State and municipal	16,883	135,047	108,070	12,535	--	272,535
Other investments (1)	--	51,440	61,882	29,164	152,798	295,284

	$17,417	$668,522	$1,274,747	$2,121,359	$152,798	$4,234,843

Weighted average yield
U.S. Treasury	--%	3.17%	4.11%	--%	--%	3.53%
U.S. Government agencies	--	4.12	4.44	5.60	--	5.01
Mortgage-backed securities	6.19	4.52	4.40	4.33	--	4.37
State and municipal	1.52	2.23	3.32	4.30	--	2.71
Other investments (1)	--	3.79	5.46	8.13	n/a	6.13

	2.07%	3.67%	4.34%	4.78%	--%	4.44%

Held to Maturity--Amortized Cost

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	No Contractural Maturity	Total
State and municipal	$12,406	$39,152	$22,840	747	$--	$75,145
Other investments	--	--	100	--	--	100

	$12,406	$39,152	$22,940	747	$--	$75,245

Weighted average yield
State and municipal	2.63%	3.40%	3.76%	3.38%	--%	3.38%
Other investments	--	--	5.48	--	--	5.48

	2.63%	3.40%	3.77%	3.65%	--%	3.38%

(1)	Approximately $153 million of these securities have no contractual maturity or yield and accordingly are excluded from the "Other Investments" yield calculation, as well as the overall "Available for Sale" yield calculation.

        Community Bank Stocks. At December 31, 2004, TSFG had equity investments in 13 community banks located in the Southeast with a $10.3 million cost basis and pre-tax market value of $14.9 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. TSFG made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks are included in securities available for sale.

         Intangible Assets

        Intangible assets totaled $611.5 million at December 31, 2004, up from $353.1 million at December 31, 2003, principally from the CNB Florida and Florida Banks acquisitions. See Item 1, Notes 14 and 15 to the consolidated financial statements for the types and balances of intangible assets.

         Deposits

        Deposits remain TSFG’s primary source of funds for loans and investments. Average deposits provided funding for 62.1% of average earning assets in 2004 and 61.1% in 2003. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and increases in investment securities. In addition, TSFG has increased the use of brokered certificates of deposit, which are included in deposits.

        Table 13 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 13
TYPES OF DEPOSITS
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Noninterest-bearing demand deposits	$1,237,877	$882,129	$743,174	$524,437	$488,323
Interest-bearing checking	816,933	699,956	679,747	618,236	591,371
Money market accounts	2,704,287	2,237,299	1,017,095	758,243	704,417
Savings accounts	192,769	159,013	156,204	112,227	116,165
Brokered deposits	1,211,465	697,862	544,871	142,286	99,167
Time deposits under $100,000	856,386	814,802	883,506	924,295	1,342,195
Time deposits of $100,000 or more	645,820	537,588	567,913	525,531	553,024

Total deposits	$7,665,537	$6,028,649	$4,592,510	$3,605,255	$3,894,662

Percentage of Deposits
Noninterest-bearing demand deposits	16.1%	14.6%	16.2%	14.6%	12.5%
Interest-bearing checking	10.7	11.6	14.8	17.1	15.2
Money market accounts	35.3	37.1	22.1	21.0	18.1
Savings accounts	2.5	2.7	3.4	3.1	3.0
Brokered deposits	15.8	11.6	11.9	3.9	2.5
Time deposits under $100,000	11.2	13.5	19.2	25.7	34.5
Time deposits of $100,000 or more	8.4	8.9	12.4	14.6	14. 2

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

        At December 31, 2004, deposits were up $1.6 billion from December 31, 2003. This increase was primarily attributable to net acquired deposits ($755.6 million from the acquisition of CNB Florida, $855.0 million from the acquisition of and Florida Banks, $9.5 million from an August 2004 branch acquisition, and $60.0 million sold in connection with the disposition of Community National Bank), which accounted for 95.3% of the increase in deposits.

        The increase in deposits is partially due to an increase of $513.6 million in brokered deposits, which included a significant amount of brokered deposits acquired with the acquisition of Florida Banks. TSFG considers these funds to be an attractive alternative funding source available to use while continuing its efforts to maintain and grow its local deposit base.

        TSFG transaction accounts increased through increased sales referrals and targeted deposit promotions. During 2004, TSFG’s organic growth in noninterest-bearing deposits, which excluded net acquired noninterest deposits, totaled approximately 13%. For this same period, organic growth in transaction account deposits, which excluded net acquired transaction account deposits, totaled approximately 7%.

        Table 17 in “Results of Operations – Net Interest Income” details average balances for the deposit portfolio for both 2004 and 2003. During 2004, average money market accounts increased $899.0 million, or 55.7%, and average noninterest demand deposits increased $270.2 million, or 35.2%. On average, time deposits increased $458.1 million, or 23.3%, which included a $423.1 million increase in average brokered certificates of deposit.

        As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest-bearing checking, money market, and savings accounts). For 2004, transaction accounts made up 64.8% of average deposits, compared with 61.8% for 2003. These trends reflect TSFG’s efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, and deposit campaigns are expected to play an integral part in achieving this goal.

        At December 31, 2004, total deposits for Bank CaroLine, an Internet banking division of Carolina First Bank, totaled $24.7 million, down from $43.8 million as of December 31, 2003. Deposits generated through Bank CaroLine generally receive higher rates than those offered by TSFG’s branch locations as a result of the less expensive Internet delivery channel. Deposits for Bank CaroLine decreased, due to attrition and customer loss from the MountainBank acquisition.

        Time deposits of $100,000 or more are generally from customers within our local markets. As such, TSFG believes these deposits have a greater degree of stability than is typically associated with this source of funds at other institutions.

        Table 14 shows a maturity schedule for time deposits of $100,000 or more at December 31, 2004.

Table 14
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
(dollars in thousands)

Three months or less	$ 32,079
Over three through six months	53,140
Over six through twelve months	224,174
Over twelve months	336,427

Total outstanding	$645,820

         Borrowed Funds

        Table 15 shows the breakdown of total borrowings by type

Table 15
TYPE OF BORROWINGS
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,583,495	$ 834,866	$1,110,840	$1,269,538	$232,110
FHLB advances	--	--	29,600	98,000	203,000
Commercial paper	29,405	36,949	37,609	26,902	7,641
Treasury, tax and loan note	14,111	11,781	14,444	25,060	9,366
Lines of credit and other	--	7,349	--	--	15,000

	1,627,011	890,945	1,192,493	1,419,500	467,117

Long-Term Borrowings
Repurchase agreements	1,665,134	1,494,800	400,000	--	--
FHLB advances	1,047,040	980,680	806,920	371,290	278,620
Subordinated notes	155,695	135,075	11,000	37,344	36,728
Mandatorily redeemable preferred stock of subsidiary	89,800	89,800	--	--	--
Employee stock ownership plan note payable	800	1,100	1,400	1,675	1,975
Note payable	900	927	968	985	1,003
Purchase accounting premiums, net of amortization	2,774	497	1,223	--	--

Total long-term debt	2,962,143	2,702,879	1,221,511	411,294	318,326
Debt associated with trust preferred securities	--	--	95,500	31,000	--

Total long-term borrowings	2,962,143	2,702,879	1,317,011	442,294	318,326

Total borrowings	$4,589,154	$3,593,824	$2,509,504	$1,861,794	$785,443

        TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In 2004, average borrowings totaled $4.0 billion, compared with $3.3 billion in 2003. This increase was primarily attributable to an increased reliance on short-term borrowings to support earning asset growth, including increases in investment securities. TSFG has and may continue to enter into interest rate swap agreements to hedge interest rate risk related to borrowings.

        Table 16 shows balance and interest rate information on TSFG’s short-term borrowings.

Table 16
SHORT-TERM BORROWINGS
(dollars in thousands)

Year Ended December 31,	Maximum Outstanding at any Month End	Average Balance	Average Interest Rate	Ending Balance	Interest Rate at Year End
2004
Federal funds purchased and repurchase agreements	$1,715,306	$1,275,936	1.37%	$1,583,495	2.14%
FHLB advances	205,000	17,084	0.56	--	--
Treasury, tax and loan note	110,377	17,740	0.43	14,111	1.75
Commercial paper	39,743	38,321	2.86	29,405	2.79
Line of credit to unaffiliated bank and other	7,349	1,249	5.53	--	--

		$1,350,330	1.40%	$1,627,011	2.15%

2003
Federal funds purchased and repurchase agreements	$1,062,102	$886,480	1.14%	$834,866	0.96%
FHLB advances	5,000	2,292	4.25	--	--
Treasury, tax and loan note	18,387	7,155	0.57	11,781	0.57
Commercial paper	39,431	37,880	3.02	36,949	2.81
Line of credit to unaffiliated bank and other	7,350	1,837	3.03	7,349	2.85

		$935,644	1.22%	$890,945	1.05%

2002
Federal funds purchased and repurchase agreements	$1,521,495	$1,365,117	1.46%	$1,110,840	1.30%
FHLB advances	29,600	22,936	2.80	29,600	1.73
Treasury, tax and loan note	25,697	13,412	0.99	14,444	0.99
Commercial paper	40,559	36,233	3.62	37,609	3.18

		$1,437,698	1.53%	$1,192,493	1.37%

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

         Environmental Remediation Costs

        TSFG acquired the former Beacon Manufacturing Company facility (“Beacon property”) in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MBFC. MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. Demolition, removal, and disposal of the debris in accordance with all state and federal regulatory guidelines are now complete. In addition, clean up of the oil spill, including releases to the adjacent Swannanoa River, is substantially completed. TSFG continues to investigate, and if necessary remediate, any additional related environmental impacts and soil and groundwater contamination attributable to the facility. The environmental remediation liability, included in other liabilities, totaled $660,000 at December 31, 2004 and was based on available information. TSFG continues to evaluate the reserve level and may make adjustments as more information becomes known. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves and impact earnings. The related estimated net realizable value of the other real estate owned, included in other assets, totaled $300,000 at December 31, 2004. TSFG entered into a contract to sell the Beacon property to an independent third party, however this transaction is contingent upon the purchaser conducting normal and customary due diligence and environmental review.

         Capital Resources and Dividends

        Total shareholders’ equity amounted to $1.4 billion, or 10.2% of total assets, compared with $979.9 million, or 9.1% of total assets, at December 31, 2003. Shareholders’ equity increased during 2004 primarily from the issuance of common stock for the CNB Florida and Florida Banks acquisitions, as well as the retention of earnings. Cash dividends paid and the increase in unrealized loss in the available for sale investment portfolio partially offset these increases. TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization.

        TSFG’s unrealized loss on securities, net of tax, which is included in accumulated other comprehensive loss, was $18.5 million as of December 31, 2004 compared with $7.0 million at December 31, 2003. For discussion on the primary reasons for the unrealized decline in the market value of available for sale securities, see “Securities.”

        Book value per share at December 31, 2004 and 2003 was $19.66 and $16.59, respectively. Tangible book value per share at December 31, 2004 and 2003 was $11.08 and $10.61, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

        TSFG is subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at December 31, 2004. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our consolidated financial statements.

        Table 17 sets fourth various capital ratios for TSFG and its Subsidiary Banks. Due to the adoption of FIN 46, TSFG no longer reflects debt associated with trust preferred securities on its consolidated balance sheets. Under current regulatory guidelines, these securities continue to qualify for tier 1 capital treatment. At December 31, 2004, trust preferred securities included in tier 1 capital totaled $135.5 million, which included $20 million acquired from the acquisition of Florida Banks. For further information regarding the regulatory capital of TSFG and its Subsidiary Banks, see Item 8, Note 26 to the Consolidated Financial Statements.

Table 17
CAPITAL RATIOS

	December 31, 2004	Well Capitalized Requirement
TSFG
Total risk-based capital	11.21%	n/a
Tier 1 risk-based capital	9.53	n/a
Leverage ratio	7.39	n/a

Carolina First Bank
Total risk-based capital	11.32%	10.0%
Tier 1 risk-based capital	8.89	6.0
Leverage ratio	6.39	5.0

Mercantile Bank
Total risk-based capital	11.79%	10.0%
Tier 1 risk-based capital	8.47	6.0
Leverage ratio	7.23	5.0

        On November 10, 2004, TSFG filed a “universal shelf” registration statement registering up to $750.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. No securities have been offered or sold under this shelf registration to date.

        On November 12, 2003, TSFG completed a common stock offering, selling 6,325,000 shares at a gross offering price of $27.00 per share. This common stock offering generated proceeds to TSFG of $161.1 million, net of issuance costs for underwriting and expenses. TSFG used some of the net proceeds to increase the capital at TSFG’s subsidiary banks and for general corporate purposes. These funds were also used to support growth. As part of its capital management, TSFG has set a desired threshold of 6% or higher for its tangible equity to tangible assets ratio. At December 31, 2004, TSFG’s tangible equity to tangible asset ratio was at 5.99%, a decline from 6.05% at December 31, 2003, due to the acquisitions of CNB Florida and Florida Banks (and the associated impact on total assets, intangibles, and equity) and the increase in the unrealized loss on available for sale securities.

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

        TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at December 31, 2004 with a stated value of $100,000 per share. At December 31, 2004, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.9 million. Under Federal Reserve Board guidelines, $25.3 million, net of issuance costs, qualified as tier 1 capital, and $61.8 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Results of Operations

         Net Interest Income

        Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis. Table 18 presents average balance sheets and a net interest income analysis on a tax equivalent basis for each of the years in the three-year period ended December 31, 2004. Table 19 provides additional analysis of the effects of volume and rate on net interest income.

Table 18
COMPARATIVE AVERAGE BALANCES - YIELDS AND COSTS
(dollars in thousands)

	Years December 31,
	2004			2003			2002
	Average Yield	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans (1)	$6,927,336	$376,742	5.44%	$4,915,437	$280,609	5.71%	$4,008,094	$260,718	6.50%
Investment securities,
taxable (2)	3,876,099	157,171	4.05	3,334,410	128,060	3.84	1,757,344	87,554	4.98
Investment securities,
nontaxable (2)(3)	282,103	12,446	4.41	136,914	7,661	5.60	93,454	6,719	7.19
Federal funds sold and interest-
bearing bank balances	16,413	229	1.40	38,829	479	1.23	65,185	1,100	1.69

Total earning assets	11,101,951	546,588	4.92	8,425,590	416,809	4.95	5,924,077	356,091	6.01

Non-earning assets	1,098,663			835,177			573,530

Total assets	$12,200,614			$9,260,767			$6,497,607

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$735,461	$3,641	0.50%	$645,836	$3,824	0.59%	$604,714	$6,718	1.11%
Savings	183,403	633	0.35	154,202	674	0.44	123,855	846	0.68
Money market	2,513,187	41,031	1.63	1,614,190	26,775	1.66	806,964	13,488	1.67
Time deposits	2,423,520	51,314	2.12	1,965,442	45,071	2.29	1,759,014	61,806	3.51

Total interest-bearing
deposits	5,855,571	96,619	1.65	4,379,670	76,344	1.74	3,294,547	82,858	2.52
Borrowings	4,025,563	78,885	1.96	3,259,192	65,193	2.00	2,005,513	52,629	2.62

Total interest-bearing
liabilities	9,881,134	175,504	1.78	7,638,862	141,537	1.85	5,300,060	135,487	2.56

Noninterest-bearing liabilities
Noninterest-bearing deposits .	1,038,182			767,957			561,382
Other noninterest-bearing
liabilities	110,177			101,911			76,447

Total liabilities	11,029,493			8,508,730			5,937,889
Minority interest in consolidated
subsidiary (4)	--			42,898			62,377
Shareholders' equity	1,171,121			709,139			497,341

Total liabilities and
shareholders' equity	$12,200,614			$9,260,767			$6,497,607

Net interest margin (tax-equivalent)		$371,084	3.34%		$275,272	3.72%		$220,604	3.72%
Less: tax-equivalent adjustment (3)		4,356			2,681			2,352

Net interest interest		$366,728			$272,591			$218,252

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized gain or loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends. Effective July 1, 2003, in accordance with the adoption of SFAS 150, TSFG reclassified these amounts to long-term debt.
Note:	Average balances are derived from daily balances.

Table 19
RATE/VOLUME VARIANCE ANALYSIS
(dollars in thousands)

	2004 Compared to 2003			2003 Compared to 2002
	Total Change	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate
Earning assets
Loans	$96,133	$109,980	$(13,847)	$19,891	$54,332	$(34,441)
Investment securities, taxable	29,111	21,668	7,443	40,506	64,230	(23,724)
Investment securities, nontaxable	4,785	6,691	(1,906)	942	2,655	(1,713)
Federal funds sold and interest-bearing bank
balances	(250)	(335)	85	(621)	(375)	(246)

Total interest income	129,779	138,004	(8,225)	60,718	120,842	(60,124)

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	(183)	491	(674)	(2,894)	430	(3,324)
Savings	(41)	115	(156)	(172)	177	(349)
Money market	14,256	14,684	(428)	13,287	13,390	(103)
Time deposits	6,243	9,898	(3,655)	(16,735)	6,617	(23,352)

Total interest-bearing deposits	20,275	25,188	(4,913)	(6,514)	20,614	(27,128)
Borrowings	13,692	15,043	(1,351)	12,564	27,232	(14,668)

Total interest expense	33,967	40,231	(6,264)	6,050	47,846	(41,796)

Net interest income	$95,812	$97,773	$(1,961)	$54,668	$72,996	$(18,328)

Note:     Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

        Fully tax-equivalent net interest income increased by $95.8 million, or 34.8%, in 2004 compared to 2003. This increase was attributable to a 31.8% increase in average earning assets and a 7 basis point increase in the net interest margin. The increase in average earning assets was principally from strong organic loan growth, bank acquisitions, and higher investment securities. Comparing 2004 to 2003, average loans increased $2.0 billion, or 40.9%, resulting from both internally generated loans as well as the loans that were added from the bank acquisitions. The MountainBank acquisition, which closed October 3, 2003, added approximately $877.7 million in earning assets including $772.8 million in loans. The CNB Florida and Florida Banks acquisitions, which closed July 16, 2004, added approximately $1.7 billion in earning assets, including $1.5 billion in loans. TSFG increased its investment portfolio to leverage available capital and to manage the interest rate and prepayment risks associated with the acquisitions of CNB Florida, Florida Banks and MountainBank. For 2004, interest income from securities represented approximately 30% of TSFG’s total interest income. Fully tax-equivalent net interest income increased by $54.7 million, or 24.8%, in 2003 compared to 2002.

        The net interest margin, which increased to 3.34% in 2004 from 3.27% in 2003, also contributed to the increase in net interest income. Average loans increased to 62.4% of average earning assets in 2004 from 58.3% in 2003. This increase was primarily due to the decline in the level of the securities portfolio as a percentage of total assets, as higher yielding loans replaced security balances. The average securities portfolio yield increased to 4.08% from 3.91% and also contributed to TSFG’s improved net interest margin in 2004 compared to 2003. This improved yield was due in part to a $6.5 million decrease in MBS premium amortization when comparing these same periods (see “Securities” for additional details). When comparing 2003 and 2002, the lower net interest margin, which declined to 3.27% in 2003 from 3.72% in 2002, partially offset the net interest income increase from higher earning assets.

        The Federal Reserve increased the federal funds target rate by 25 basis points on December 14, 2004, November 10, 2004, September 21, 2004, August 10, 2004, and June 30, 2004 following a three-year period of declining rates. At December 31, 2004, adjustable rate loans constitute 64.3% of the loan portfolio and 79.9% of these loans reprice immediately following an interest rate change by the Federal Reserve. The funding source changes take slightly more time to filter into the net interest margin, primarily as a result of the timed maturities of certificates of deposit and borrowings.

        In connection with its adoption of SFAS 150, effective July 1, 2003, TSFG reported dividends earned by institutional holders on preferred shares of its real estate investment trust subsidiary as interest expense and the related preferred shares were included in borrowings. For periods prior to July 1, 2003, these dividends earned were reported as minority interest in consolidated subsidiary, net of tax. This reclassification lowered the net interest margin for 2004 by six basis points.

        TSFG has experienced solid growth in money market accounts, principally from a product priced at a percentage of the prime interest rate with a December 31, 2004 balance of approximately $2.2 billion. TSFG is expected to benefit from the relatively slower increase in rates on these accounts if interest rates continue to rise.

        Average total deposits increased by $1.7 billion, or 33.9%, during 2004 compared with 2003. The growth in deposits was driven by growth in money market and noninterest-bearing deposits generated through sales referrals and targeted deposit promotions. In addition, TSFG acquired $778.3 million in deposits from MountainBank on October 3, 2003 and $1.6 billion from the CNB Florida and Florida Banks acquisitions on July 16, 2004. For 2004, average time deposits increased $458.1 million, or 23.3%, which includes a $423.1 million increase in average brokered deposits. This increase in average deposits followed a 33% increase during 2003 compared with 2002.

        Average borrowings increased by $766.4 million, or 23.5%, during 2004 compared with 2003, due to increases in repurchase agreements and federal funds purchased. These borrowings were used to fund the growth in earning assets. This increase in average borrowings followed a 62.5% increase during 2003 compared with 2002.

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

         Provision for Loan Losses

        The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $35.0 million, $20.6 million, and $22.3 million in 2004, 2003, and 2002, respectively. The higher provision for loan losses was primarily attributable to increased loan growth, increased specific reserves on nonperforming loans, and lower provision expense in 2003 due to liquidation of nonperforming loans on which allocated reserves exceeded net losses incurred. TSFG expects the provision for loan losses to increase in 2005, principally in connection with projected loan growth.

        Net loan charge-offs were $31.5 million, or 0.46% of average loans held for investment in 2004, compared with $30.3 million, or 0.62% of average loans held for investment in 2003, up from $19.5 million, or 0.49% during 2002. The allowance for loan losses equaled 1.20% and 1.28% of loans held for investment as of December 31, 2004 and 2003, respectively. The decrease was primarily attributable to the liquidation, movement to performing status, or other resolution of a portion of the Rock Hill Workout Loans. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”

         Noninterest Income

        Table 20 shows the components of noninterest income during the three years ended December 31, 2004.

Table 20
COMPONENTS OF NONINTEREST INCOME
(dollars in thousands)

	December 31,
	2004	2003	2002
Service charges on deposit accounts	$36,332	$30,856	$23,410
Debit card income	4,211	2,370	1,425
Customer service fee income	2,956	2,240	1,705

Total customer fee income	43,499	35,466	26,540

Brokerage income	4,722	5,181	3,359
Trust income	3,779	3,283	3,064

Total brokerage and trust income	8,501	8,464	6,423

Bank-owned life insurance	11,215	8,320	7,429
Merchant processing fees	8,653	7,214	5,908
Mortgage banking income	6,106	10,481	5,144
Insurance income	4,520	3,565	1,698
Gain (loss) on trading and derivative activities	3,209	1,843	(934)
Other	5,360	3,080	1,312

Noninterest income, excluding non-operating items	91,063	78,433	53,520

Impairment of perpetual preferred stock	(10,367)	--	--
Gain on available for sale securities	6,998	11,080	2,985
Gain on equity investments	4,723	5,376	3,135
Gain on disposition of assets and liabilities	2,350	601	--

Non-operating noninterest income	3,704	17,057	6,120

Total noninterest income	$94,767	$95,490	$59,640

Total noninterest income as a percentage of total revenue (1)	20.5%	25.9%	21.5%
Noninterest income, excluding non-operating noninterest income, as a
percentage of total revenue (2)	19.7	22.2	19.5

(1)	Calculated as noninterest income, divided by the sum of net interest income and noninterest income.
(2)	Calculated as noninterest income excluding non-operating noninterest income, divided by the sum of tax-equivalent net interest income and noninterest income, excluding non-operating noninterest income.

        Total customer fee income rose 22.6% in 2004 compared with 2003. This increase followed a 33.6% increase in 2003 compared with 2002. Service charges on deposit accounts, the largest contributor to noninterest income, rose 17.7% in 2004. This increase followed a 31.8% increase in 2003. The increase was primarily attributable to increasing transaction accounts, including cash management, and improving collection of fees. Average balances for deposit transaction accounts, which impact service charges, increased 40.5% for 2004.

        In 2004, brokerage income decreased 8.9%, due to higher than normal levels in 2003. This follows a 54.2% increase in 2003, primarily from the addition of brokers. Trust income increased $497,000, or 15.1% in 2004. At December 31, 2004 and 2003, the market values of assets administered by the trust department totaled $823.3 million and $759.3 million, respectively.

        Bank-owned life insurance increased $2.9 million, or 34.8%, in 2004, due to additional life insurance policies, increases in cash value, and receipt of life insurance proceeds (which is not expected to recur). TSFG purchased an additional $15.0 million of life insurance on certain officers in December 2004, added $30.8 million from the acquisitions of CNB Florida and Florida Banks, purchased $25.0 million in October 2003, and added $13.8 million from the acquisition of MountainBank. The cash surrender value totaled $246.8 million at December 31, 2004, up from $192.2 million at December 31, 2003.

        Merchant processing fees increased $1.4 million, or 19.9%, in 2004, primarily from increased sales efforts.

        Table 21 shows the components of mortgage banking income for the three years ended December 31, 2004.

Table 21
COMPONENTS OF MORTGAGE BANKING INCOME
(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Origination income and secondary marketing operations	$6,833	$12,734	$8,936
Mortgage servicing loss, net of related amortization and subservicing payments	(936)	(2,235)	(2,696)
Loss on sale of portfolio mortgage loans	--	--	(393)
Recovery (impairment) on mortgage servicing rights	209	(18)	(703)

Total mortgage banking income	$6,106	$10,481	$5,144

        In 2004, mortgage origination income and secondary marketing operations declined 46.3%, compared with 2003. This follows a 42.5% increase in 2003. Mortgage loans originated by TSFG originators totaled $513.1 million, $689.5 million, and $531.0 million in 2004, 2003, and 2002, respectively. The decrease in mortgage banking income for 2004 was principally the result of lower origination volumes due to higher mortgage loan rates. The increase in mortgage origination volumes and income for 2003 was primarily due to low mortgage loan rates.

        TSFG’s mortgage banking strategy is to sell most of the loans it originates in the secondary market with servicing rights released. At December 31, 2004, TSFG’s servicing portfolio included 2,510 loans having an aggregate principal balance of $155.2 million, down from $229.3 million at December 31, 2003. The servicing portfolio decline accelerated in 2003 due to prepayments of loans from increased refinancings as a result of lower rates.

        Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights. In 2004, TSFG net mortgage servicing loss improved due to lower amortization of mortgage servicing rights as prepayments slowed. Mortgage servicing rights, net of the valuation allowance, totaled $1.1 million and $1.8 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the valuation allowance for capitalized mortgage servicing rights totaled $1.6 million and $1.8 million, respectively.

        Insurance income increased $955,000, or 26.8%, in 2004 following a 110.0% increase in 2003, principally from acquiring agencies and leveraging TSFG’s customer base.

        TSFG uses derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in volatility in realized gains and losses on trading and derivative activities. The gain on trading and derivative activities totaled $3.2 million and $1.8 million in 2004 and 2003, respectively. In 2002 a loss totaling $934,000 was recognized. See “Market Risk and Asset/Liability Management – Derivatives and Hedging Activities.”

        In the fourth quarter 2004, TSFG recorded $9.9 million and $511,000 in other-than-temporary impairments on its perpetual preferred stock investments in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, respectively. See Item 8, Note 9 to the Consolidated Financial Statements for additional information.

        In 2004, the gain on equity investments included a $3.8 million gain realized from the sale of 346,000 shares of NetBank common stock, a $2.3 million gain from the sale of community bank stock, and was partially offset by impairment losses in other investments totaling $1.4 million. In 2003, the gain on equity investments included $3.9 million from the sale of 367,096 shares of NetBank common stock and a $1.5 million gain from the sale of community bank stock and corporate bonds. In 2002, the gain on equity investments included a $4.7 million gain on the sale of 450,000 shares of NetBank common stock, partially offset by a $1.2 million write-down on RHBT common stock.

        During 2004, the gain on disposition of assets and liabilities resulted from the contribution of land at fair value associated with a conservation grant in North Carolina. In 2003, Carolina First Bank completed the sale of its branch office in Powdersville, South Carolina. In connection with the sale of this branch, TSFG recorded a gain of $601,000 and transferred deposits of $6.4 million.

        Other noninterest income includes income related to benefits administration, international banking services, and other services. The increase in other noninterest income in 2004 compared with 2003 was largely due to increases in benefits administration fees (due to the American Pensions, Inc. acquisition), which increased $938,000, and business referral fees, which increased $782,000.

         Noninterest Expenses

        TSFG is expanding in new and existing markets within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services, and technology systems. These factors contributed to TSFG’s increases in noninterest expense, which increased 20.8%, or 19.3% excluding non-operating items, for 2004 over 2003. TSFG’s market expansion included the July acquisitions of CNB Florida and Florida Banks and the October 2003 acquisition of MountainBank. TSFG also purchased an insurance agency and benefit plan administrator in 2003, a title insurance company in April 2004, and a branch office (including related loans and deposits) in August 2004.

        Table 22 shows the components of noninterest expenses and TSFG’s efficiency ratio, a measure of TSFG’s expenses relative to total revenues.

Table 22
COMPONENTS OF NONINTEREST EXPENSES
(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Salaries and wages	$89,141	$78,243	$58,688
Employee benefits	29,269	22,535	16,430
Occupancy	21,878	18,925	15,238
Furniture and equipment	20,938	17,922	15,341
Professional fees	8,206	6,479	5,289
Merchant processing expense	6,811	5,622	4,767
Telecommunications	4,834	4,815	3,564
Amortization of intangibles	6,043	3,433	1,519
Other	49,676	40,590	31,691

Noninterest expenses, excluding non-operating items	236,796	198,564	152,527

Merger-related costs	7,866	5,127	6,664
Employment contract payments	1,080	512	1,846
Impairment (recovery) loss from write-down of assets	(277)	268	1,449
Conservation grant of land	3,350	--	--
Loss on early extinguishment of debt	1,429	2,699	354

Non-operating noninterest expenses	13,448	8,606	10,313

Total noninterest expenses	$250,244	$207,170	$162,840

Efficiency ratio (1)	54.2%	56.3%	58.6%
Efficiency ratio, operating basis (2)	51.2	56.1	55.6

(1)	Calculated as noninterest expenses, divided by the sum of net interest income and noninterest income.
(2)	Calculated as noninterest expenses, excluding non-operating items, divided by the sum of tax-equivalent net interest income and noninterest income, excluding non-operating items (see Table 20).

        Salaries, wages, and employee benefits rose $17.6 million, or 17.5%, in 2004 after rising 34.2% in 2003. Full-time equivalent employees as of December 31, 2004 increased to 2,308 from 1,918 and 1,700 at December 31, 2003 and 2002, respectively. The increase in personnel expense was primarily attributable to the MountainBank, CNB Florida, and Florida Banks acquisitions, higher health insurance costs, and higher Supplemental Executive Retirement Plan Benefits. This increase was partially offset by lower short-term and long-term discretionary incentive accruals. The discretionary nature of TSFG’s incentive accruals may result in increased volatility in personnel expense in future periods.

        Occupancy and furniture and equipment expense increased 16.2% in 2004 primarily from the addition of branch offices from TSFG’s acquisitions of MountainBank, CNB Florida, and Florida Banks. The increase in professional fees was partially related to increases associated with compliance obligations under section 404 of the Sarbanes-Oxley Act of 2002, deposit pricing modeling, and fee initiatives. The increase in merchant processing expense was offset by related revenue increases.

        Amortization of intangibles increased $2.6 million in 2004 following a $1.9 million increase in 2003, and was primarily attributable to the addition of core deposit intangibles from bank acquisitions. In addition, TSFG added customer list intangibles from its acquisition of Summit Title, LLC and non-compete intangibles in connection with each of its acquisitions in 2004 and 2003, excluding Allied Assurance of South Carolina, Inc.

        During 2004, TSFG executed a conservation grant of land in North Carolina and expensed the fair value of the contribution of $3.4 million.

        TSFG incurred pre-tax merger-related costs, in connection with TSFG’s acquisitions in 2004, 2003 and 2002. See Item 8, Note 31 to the Consolidated Financial Statements.

        In 2004, TSFG recorded a loss on early extinguishment of debt totaling $1.4 million for prepayment penalties for repurchase agreement borrowings. In 2003, TSFG recorded a loss on early extinguishment of debt for prepayment penalties for FHLB advances. In 2002, TSFG recorded a loss on early extinguishment of debt for unamortized issuance costs associated with redeeming subordinated notes. See “Borrowed Funds.”

        Other noninterest expenses rose 22.4% in 2004 after an increase of 28.1% in 2003. The overall increase in other noninterest expenses was principally attributable to increases in loan collection, travel, insurance, advertising, debit card, and supplies expense.

         Income Taxes

        The effective income tax rate as a percentage of pretax income was 32.1% in 2004, 30.8% in 2003, and 31.2% in 2002. The blended statutory federal and state income tax rate was approximately 37.0% during all three periods. TSFG anticipates the effective income tax rate to increase to between 34% and 35% for 2005.

        For further information concerning income tax expense, refer to Item 8, Note 19 to the Consolidated Financial Statements.

Risk Management

        TSFG’s management and board of directors have established policies and procedures designed to identify and address the material risks that are inherent to our business. Our business exposes us to several types of risk, including market, economic, credit, operational, liquidity, compliance, and litigation risk. In response, we have implemented control processes and procedures which are designed to align risk-taking with risk management and limit earnings volatility, thereby increasing shareholder value. TSFG’s management and board of directors have also implemented corporate governance policies and practices to help mitigate risk.

        Compliance and financial reporting reliability are important responsibilities of TSFG’s management, and TSFG’s system of internal controls is the framework that management has established to ensure that it meets those responsibilities. Our internal audit department, which is monitored by our Audit Committee, is designed to provide an objective assessment of the design and execution of our internal control system, including our information and management systems, risk governance, and compliance procedures. Internal audit activities are designed to provide reasonable assurance that resources are safeguarded; that significant financial, managerial and operating information is sufficient, accurate and reliable; and that employee actions are in compliance with our policies and applicable laws and regulations.

        Our Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and charters for Board Committees, including the Executive, Audit, Compensation, Nominating and Corporate Governance, and Capital and Risk Management Committees, are accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link.

         Market Risk and Asset/Liability Management

        Market risk is the risk of loss from adverse changes in market prices of fixed income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. TSFG’s market risk arises principally from interest rate risk inherent in its core banking activities. Interest rate risk is the risk to net income represented by the impact of changes in market interest rates. TSFG has risk management policies and systems to monitor and limit exposure to interest rate risk.

        TSFG manages its exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee (“ALCO”), reviewed by the Investment Committee, and approved by the Board of Directors. The primary goal of the Subsidiary Banks’ ALCO is to monitor and limit exposure to interest rate risk through implementation of strategies, which attempt to position the balance sheet and/or earnings to manage interest rate risk and maintain adequate liquidity and capital. At December 31, 2004, the overall interest rate risk position of TSFG falls within the interest rate risk guidelines established by ALCO.

        TSFG has expanded its measures of interest rate risk to include both the short-term and long-term effects of changes in interest rates through the use of its simulation model. The simulation model is used to analyze the sensitivity of net interest income to an immediate change in interest rates measured over a 12 month time horizon. The model also measures the sensitivity of the economic value of equity (“EVE”) to an instantaneous change in interest rates. EVE is a measurement of the inherent, long-term economic value of TSFG at a given point in time.

        The simulation model assumes a static balance sheet and takes into account interest rate changes as well as related assumption changes for various rate scenarios. Factors considered in the model assumptions include contractual maturities, prepayments, repricing characteristics, deposit retention, and the relative sensitivity of assets and liabilities to changes in market interest rates. The model’s assumptions are updated on a regular basis. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates.

        In analyzing net interest income, TSFG calculates net interest income under several different rate scenarios over a twelve-month period. It reports a case in which interest rates remain flat and reports variations that occur when rates immediately increase 100 and 200 basis points and decrease 100 basis points. These rates assume an instantaneous shift in all yield curves as well. Table 23 shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months using a static balance sheet for each set of interest rate scenarios, compared to the flat interest rate scenario.

Table 23
NET INTEREST INCOME AT RISK ANALYSIS

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income
2.00%	(0	.86)%
1.00	(0.11)
Flat		--
(1.00)	(3.65)

        The overall net interest income profile shows minimal changes in net interest income if rates immediately increase 100 basis points. The down 100 basis point scenario reflects greater variation due to pricing factors, which limit the rate declines and the impact on net interest income. In addition, many transaction deposit rates have reached what management believes to be an acceptable lower limit thus limiting the interest expense reduction from repricing these deposits by the entire 100 basis points.

        Table 23 above assumes an instantaneous shift in all yield curves, however as rates increased in the second half of 2004 short-term rates increased more quickly than long-term rates. In evaluating interest rate risk, TSFG considers various rate scenarios which take into account changes in the shape of the yield curve, forecasts by groups of economists and projections based on movements in the futures markets. All of these scenarios indicate that TSFG’s net interest income is minimally impacted by changes in interest rates.

        In addition to the standard scenarios used to analyze net interest income, TSFG’s ALCO analyzes the potential impact of other scenarios. The starting point for these “what-if” scenarios is our base forecast. This base forecast consolidates all balance sheet information that we are presently aware of with our “most likely” interest rate projections. The “what-if” scenarios are then used to gauge the impact of changes in interest rates and/or balance sheet items on the earnings of TSFG compared to the base forecast. Strategies can be formulated based on the information provided by the earnings simulation if either a scenario seems likely to occur or we choose to undertake the proposed transaction. TSFG updates its base forecast quarterly based on economic changes that occurred during the past quarter as well as changes in the economic outlook for the coming year.

        TSFG also calculates EVE under several different rate scenarios. It reports a case in which interest rates remain flat and reports variations that occur when rates immediately increase 100 and 200 basis points and decrease 100 basis points. These rates assume an instantaneous shift in all the yield curves. Table 24 shows the effect that the indicated changes in interest rates would have on economic value of equity as projected using a static balance sheet for each set of interest rate scenarios compared to the flat interest rate scenario. The economic value of equity represents the fair value of net assets and is in no way indicative of TSFG’s shareholders’ equity.

Table 24
ECONOMIC VALUE OF EQUITY RISK ANALYSIS

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity
2.00%	0.78%
1.00	1.18
Flat	--
(1.00)	(4.72)

        The interest sensitivity gap (“GAP position”) measures the difference between rate sensitive assets and rate sensitive liabilities maturing or whose rates are subject to change during a given time frame. In general, an asset sensitive position would indicate that net interest income would benefit from increases in market interest rates. Conversely, a liability sensitive position generally indicates that net interest income would benefit from decreases in market interest rates. The static gap position is limited because it does not take into account a number of important factors, such as the degree of changes in interest rates, the timing of the implementation of such changes, or changes in management’s expectations or intentions. In addition, it is not necessarily indicative of positions on other dates.

        Table 25 shows TSFG’s financial instruments that are sensitive to changes in interest rates as well as TSFG’s interest sensitivity gap at December 31, 2004 and 2003. The carrying amounts of rate-sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature. For assets, projected repayments, anticipated principal prepayments, and potential calls are taken into account. To reflect anticipated prepayments, certain asset categories are shown in Table 25 using estimated cash flows rather than contractual cash flows. For core deposits without contractual maturities (i.e., interest checking, savings, money market, and noninterest-bearing deposit accounts), Table 25 presents principal cash flows based on management’s judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff, and calls differ from TSFG’s historical experience and management’s judgment.

Table 25
INTEREST SENSITIVITY GAP ANALYSIS
(dollars in thousands)

	0-3 Months	4-12 Months	One to Three Years	After Three Years	Total
Interest-Sensitive Assets
Earning assets
Loans	$5,300,099	$792,083	$1,280,730	$756,147	$8,129,059
Investment securities (1)	666,703	727,902	642,652	2,302,355	4,339,612
Federal funds sold and interest-bearing
bank balances	4,669	--	--	--	4,669

Total earning assets	$5,971,471	$1,519,985	$1,923,382	$3,058,502	$12,473,340

Interest-Sensitive Liabilities
Liabilities
Interest-sensitive liabilities
Interest-bearing deposits
Interest checking	$--	$245,080	$285,927	$285,926	$816,933
Savings	--	19,277	96,384	77,108	192,769
Money market	2,335,975	151,658	108,327	108,327	2,704,287
Time deposits	704,636	1,457,642	357,532	193,861	2,713,671

Total interest-bearing deposits	3,040,611	1,873,657	848,170	665,222	6,427,660
Noninterest-bearing deposits (2)	--	123,788	618,938	495,151	1,237,877
Borrowings	3,991,771	80,339	124,072	392,972	4,589,154

Total interest-sensitive liabilities	7,032,382	2,077,784	1,591,180	1,553,345	12,254,691

Periodic interest-sensitive gap	(1,060,911)	(557,799)	332,202	1,505,157	218,649
Notional amount of interest rate swaps	(776,940)	619,940	(62,000)	219,000	--

Periodic interest-sensitive gap after interest
rate swaps	$(1,837,851)	$62,141	$270,202	$1,724,157	$218,649

Cumulative interest-sensitive gap	$(1,837,851)	$(1,775,710)	$(1,505,508)	$218,649	$--

(1)	Investment securities exclude the unrealized loss on available for sale securities of $29.5 million.
(2)	Noninterest-bearing deposits respond in part to changes in interest rates.

        As indicated in Table 25, as of December 31, 2004, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability-sensitive position of $1.78 billion, or 12.88% of total assets. This static gap liability-sensitive position resulted primarily from the increase in adjustable rate borrowings which primarily reprice on a quarterly basis.

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

        TSFG has interest rate swap agreements that qualify as fair value hedges and those that qualify as cash flow hedges. Fair value hedges are used to hedge fixed rate deposits and borrowings. TSFG uses cash flow hedges to hedge interest rate risk associated with variable rate borrowings.

        TSFG uses futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. In 2003, TSFG increased its use of derivatives. For 2004 and 2003, gains on trading and derivative activities totaled $3.2 million and $1.8 million, respectively.

        As part of our mortgage activities, TSFG orginates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at December 31, 2004.

        By using derivative instruments, TSFG is exposed to credit and market risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of a derivative is negative, no credit risk exists since TSFG would owe the counterparty. TSFG minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management. In addition, many derivative contracts include a Credit Support Annex, which can require that securities be pledged to mitigate this credit risk. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates. TSFG manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our market risk sensitivity analysis.

        In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets, included in other assets or other liabilities. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Item 8, Note 17 to the Consolidated Financial Statements for the fair value of TSFG’s derivative assets and liabilities and their related notional amounts.

         Economic Risk

        TSFG’s performance is impacted by U.S. and particularly Southeastern economic conditions, including the level of interest rates, price compression, competition, bankruptcy filings and unemployment rates, as well as political policies, regulatory guidelines and general developments. TSFG remains diversified in its products and customers and continues to monitor the economic situations in all areas of operations to achieve growth and limit risk.

         Credit Risk

        Credit risk, an industry-wide factor, is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises in many of TSFG’s business activities, most prominently in its lending activities, derivative activities, ownership of debt securities, and when TSFG acts as an intermediary on behalf of its customers and other third parties. TSFG has a risk management system designed to help ensure compliance with its policies and control processes. See “Credit Quality.”

         Liquidity Risks

        TSFG’s business is also subject to liquidity risk, which arises in the normal course of business. TSFG’s liquidity risk is that we will be unable to meet a financial commitment to a customer, creditor, or investor when due. See “Liquidity.”

         Operational Risk

        Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or external events. It includes reputation and franchise risks associated with business practices or market conduct that TSFG may undertake. TSFG has an operational risk management system with policies and procedures designed to help limit our operational risks. These policies and control processes comply with the Gramm-Leach-Bliley Act and other regulatory guidance.

        Managing merger integration risk is a key component of TSFG’s operational risk. To manage the integration risk inherent in TSFG a significant resource commitment is made. For each significant acquisition, TSFG establishes a steering committee, which includes the bank president, key members of finance, and key members of technology, for oversight of the integration process. In addition, an integration team is comprised of managers from all affected departments. Finally, a project team of dedicated resources is established to manage our merger-task list, monitor risks, host regular meetings, coordinate information-sharing, and make on-site visits to the acquiree.

        In addition, in 2004 TSFG added a risk management division. This group benefits from the direction of both a sub committee of the corporate board and a committee of executive management. In addition to evaluating and measuring risk tolerances of various business units it will evaluate risks involved in new product role out and acquisitions.

         Compliance and Litigation Risks

        TSFG is a public company in a heavily regulated industry. Failure to comply with applicable laws and regulations can result in monetary penalties and/or prohibition from conducting certain types of activities. Furthermore, TSFG’s conduct of business may result in litigation associated with contractual disputes or other alleged liability to third parties.

        TSFG’s regulatory compliance risk is managed by our compliance group under the leadership of our chief financial officer. This group works with our business lines regularly monitoring activities and evaluating policies and procedures. See Item 1, “Supervision and Regulation” for some of the laws and regulations, which impact TSFG and its subsidiaries. TSFG has policies and control process that are designed to help ensure compliance with applicable laws and regulations and limit litigation.

        TSFG’s Audit Committee and Disclosure Committee help to ensure compliance with financial reporting matters. Members of TSFG’s Audit Committee possess specialized knowledge of matters relating to accounting, auditing and financial reporting. The Board of Directors designates members of its Audit Committee as “financial experts,” as defined by the Sarbanes-Oxley Act of 2002. TSFG’s Audit Committee is often involved in the following: selecting the independent auditor, communicating with the independent auditor, reviewing the financial statements and the results of the financial statement audit, monitoring the performance of the independent auditor, and monitoring the work of the internal audit function. The Audit Committee has chartered a Disclosure Committee to help ensure that TSFG’s internal controls and reporting systems are sufficient to satisfy compliance with disclosure requirements related to TSFG’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

        For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2004, commercial and retail loan commitments totaled $2.1 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $2.4 million at December 31, 2004. Unused business credit card lines, which totaled $17.6 million at December 31, 2004, are generally for short-term borrowings.

        Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2004 was $135.2 million.

        TSFG applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Item 8, Note 24 to the Consolidated Financial Statements for additional information regarding lending commitments.

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

        See Item 8, Note 17 of the Consolidated Financial Statements for additional information regarding derivatives.

Liquidity

        Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Subsidiary Banks through customers’ deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities and paydowns of securities, temporary investments, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A substantial majority of TSFG’s securities are pledged. Management believes the projected cash flows from the securities portfolio are sufficient, under different interest rate scenarios, including rising rate scenarios, to provide much of the necessary funding estimated for 2005.

        Proper liquidity management is crucial to ensure that TSFG is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, TSFG focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 26 summarizes future contractual obligations as of December 31, 2004. Table 26 does not include payments, which may be required under employment and deferred compensation agreements (see Item 8, Note 30 of the Consolidated Financial Statements). In addition, Table 26 does not include payments required for interest and income taxes (see Item 8, Consolidated Statements of Cash Flows for details on interest and income taxes paid for 2004).

Table 26
CONTRACTUAL OBLIGATIONS
(dollars in thousands)

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Time deposits	$2,713,671	$1,234,479	$333,514	$ 241,525	$ 904,153
Short-term borrowings	1,627,011	1,627,011	--	--	--
Long-term debt	2,959,369	9,335	247,713	1,232,900	1,469,421
Operating leases	122,804	11,061	21,265	18,174	72,304

Total contractual cash obligations	$7,422,855	$2,881,886	$602,492	$1,492,599	$2,445,878

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

        The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of December 31, 2004, totaled $1.0 billion. At December 31, 2004, the Subsidiary Banks had $1.5 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At December 31, 2004, the Subsidiary Banks had unused short-term lines of credit totaling $534.6 million (which are withdrawable at the lender’s option).

        The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At December 31, 2004, the Subsidiary Banks had qualifying collateral to secure advances up to $968.1 million, of which none was outstanding.

        At December 31, 2004, the parent company had three unused short-term lines of credit totaling $35.0 million. These lines of credit are withdrawable at the lenders’ option and mature May 15, 2005 for $15.0 million, June 30, 2005 for $10.0 million, and September 30, 2005 for $10.0 million.

        TSFG, principally through the Subsidiary Banks, enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at December 31, 2004, see “Off-Balance Sheet Arrangements.”

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

         Accounting for Certain Loans or Debt Securities Acquired in a Transfer

        Effective January 1, 2005, TSFG adopted SOP No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. The initial adoption of this issue did not have an impact on the financial condition or results of operations of TSFG. TSFG is in the process of evaluating the impact related to its acquisition of Pointe, which is expected to close in the second quarter of 2005.

Recently Issued Accounting Pronouncements

         The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

        In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-1-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until the FASB issues final guidance, expected in the first quarter 2005.

        Paragraphs 10 through 20 of EITF 03-1 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. We are evaluating the impact of the initial adoption of this guidance on the financial condition and results of operations of TSFG.

        TSFG adopted the guidance of EITF 03-1, excluding paragraphs 10-20 effective as of September 30, 2004. As a result of this adoption, TSFG provided additional disclosures, which are found in Note 9. The initial adoption of this issue, which excludes paragraphs 10-20, did not have a material impact on the financial condition and results of operations of TSFG.

         Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:

•	Employee awards with cash-based settlement or repurchase features, such as a stock appreciation right with a cash-settlement option;
•	Awards for a fixed dollar amount settleable in the company's stock;
•	Share-based awards with a net-settlement feature for an amount in excess of the minimum tax withholding; and
•	Awards that vest or become exercisable based on the achievement of a condition other than service, performance, or market condition.

Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. Equity-classified awards include the following:

•	Share-based awards with net-settlement features for minimum tax withholdings;
•	Awards that permit a cashless exercise using a broker unrelated to the employer;
•	Awards containing a put feature that give employees the right to require the company to repurchase the shares at fair value, when the employee bears the risks and rewards normally associated with ownership for six months or longer.

        SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim reporting period beginning after June 15, 2005. When we adopt SFAS 123R as of July 1, 2005 we plan to use the modified prospective approach and estimate pre-tax expense of approximately $1.0 million for both the third and fourth quarters of 2005. Our estimate does not include any stock options that may be granted in the second half of 2005.

         Accounting for Nonmonetary Transactions

        In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005. We are evaluating the impact of the initial adoption of this SFAS on the financial condition and results of operations of TSFG.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        See “Risk Management” in Item 7, and Item 8, Notes 9, 17, and 33, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT’S STATEMENT OF FINANCIAL RESPONSIBILITY

        Management of The South Financial Group, Inc. (“TSFG”) and subsidiaries is committed to quality customer service, enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles. The statements include amounts that are based on management’s best estimates and judgments. Other financial information in this report is consistent with the consolidated financial statements. Both the Chief Executive Officer and the Chief Financial Officer have certified that TSFG’s 2004 Annual Report on Form 10-K fully complies with the applicable sections of the Securities Exchange Act of 1934 and that the information reported therein fairly represents, in all material respects, the financial position and results of operations of TSFG.

        In meeting its responsibility, management relies on its internal control structure that is supplemented by a program of internal audits. The internal control structure is designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. See “Management’s Report on Internal Control over Financial Reporting” that follows for additional discussion.

        KPMG LLP, independent registered public accounting firm, audited TSFG’s consolidated financial statements and the effectiveness of TSFG’s internal control over financial reporting in accordance with standards of the Public Company Accounting Oversight Board (United States). KPMG LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of TSFG. The consolidated financial statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

        The Audit Committee, composed entirely of independent directors, meets periodically with management, TSFG’s internal auditors and KPMG LLP (separately and jointly) to discuss audit, financial reporting and related matters. KPMG LLP and the internal auditors have direct access to the Audit Committee.

Mack I. Whittle, Jr. President and Chief Executive Officer	William S. Hummers III Executive Vice President and Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of The South Financial Group, Inc. and subsidiaries (“TSFG”) is responsible for establishing and maintaining adequate internal control over financial reporting. TSFG’s internal control system was designed to provide reasonable assurance to TSFG’s management and board of directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        TSFG’s management assessed the effectiveness of TSFG’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2004, TSFG’s internal control over financial reporting was effective.

        TSFG’s independent auditors have issued an audit report on our assessment of internal control over financial reporting. This report “Report of Independent Registered Public Accounting Firm” appears on page 53.

Mack I. Whittle, Jr. President and Chief Executive Officer	William S. Hummers III Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The South Financial Group, Inc.:

        We have audited the accompanying consolidated balance sheets of The South Financial Group, Inc. and subsidiaries (“TSFG”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of TSFG’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSFG as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Greenville, South Carolina
March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The South Financial Group, Inc.:

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The South Financial Group, Inc. and subsidiaries (“TSFG”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The South Financial Group, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of TSFG’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that TSFG maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, TSFG maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TSFG as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

Greenville, South Carolina
March 9, 2005

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2004	2003
Assets
Cash and due from banks	$199,847	$184,057
Interest-bearing bank balances	4,669	2,048
Federal funds sold	--	137
Securities
Trading	--	480
Available for sale	4,234,843	3,915,994
Held to maturity (market value $76,552 in 2004 and $93,188 in 2003)	75,245	91,097

Total securities	4,310,088	4,007,571

Loans
Loans held for sale	21,302	29,619
Loans held for investment	8,107,757	5,732,205
Allowance for loan losses	(96,918)	(73,287)

Net loans	8,032,141	5,688,537

Premises and equipment, net	170,648	142,705
Accrued interest receivable	65,174	48,365
Goodwill	571,853	324,495
Other intangible assets	39,597	28,584
Other assets	395,797	292,902

	$13,789,814	$10,719,401

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$1,237,877	$882,129
Interest-bearing	6,427,660	5,146,520

Total deposits	7,665,537	6,028,649
Federal funds purchased and repurchase agreements	1,583,495	834,866
Other short-term borrowings	43,516	56,079
Long-term debt	2,962,143	2,702,879
Accrued interest payable	31,943	24,520
Other liabilities	102,577	92,539

Total liabilities	12,389,211	9,739,532

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and
outstanding none	--	--
Common stock-par value $1 per share; authorized 200,000,000 shares; issued
and outstanding 71,252,346 shares in 2004 and 59,064,375 shares in 2003	71,252	59,064
Surplus	1,056,185	712,788
Retained earnings	294,202	216,678
Guarantee of employee stock ownership plan debt and nonvested restricted stock	(3,483)	(2,494)
Common stock held in trust for deferred compensation	(901)	(151)
Deferred compensation payable in common stock	901	151
Accumulated other comprehensive loss, net of tax	(17,553)	(6,167)

Total shareholders' equity	1,400,603	979,869

	$13,789,814	$10,719,401

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Interest Income
Interest and fees on loans	$376,742	$280,609	$260,718
Interest and dividends on securities:
Taxable	157,171	128,060	87,554
Exempt from federal income taxes	8,090	4,980	4,367

Total interest and dividends on securities	165,261	133,040	91,921
Interest on short-term investments	229	479	1,100

Total interest income	542,232	414,128	353,739

Interest Expense
Interest on deposits	96,619	76,344	82,858
Interest on short-term borrowings	18,908	11,419	21,975
Interest on long-term debt	59,977	53,774	30,654

Total interest expense	175,504	141,537	135,487

Net Interest Income	366,728	272,591	218,252
Provision for loan losses	34,987	20,581	22,266

Net interest income after provision for loan losses	331,741	252,010	195,986
Noninterest Income	94,767	95,490	59,640
Noninterest Expenses	250,244	207,170	162,840

Income before income taxes, minority interest, discontinued operations,
and cumulative effect of change in accounting principle	176,264	140,330	92,786
Income taxes	56,657	43,260	28,972
Income before minority interest, discontinued operations, and cumulative
effect of change in accounting principle	119,607	97,070	63,814
Minority interest in consolidated subsidiary, net of income tax	--	(2,012)	(3,250)

Income from continuing operations	119,607	95,058	60,564
Discontinued operations, net of income tax	(490)	--	--
Cumulative effect of change in accounting principle, net of income tax	--	--	(1,406)

Net Income	$119,117	$95,058	$59,158

Average Common Shares Outstanding, Basic	64,592	49,204	41,715
Average Common Shares Outstanding, Diluted	66,235	50,328	42,715
Per Common Share, Basic
Income from continuing operations	$1.85	$1.93	$1.45
Discontinued operations	(0.01)	--	--
Cumulative effect of change in accounting principle	--	--	(0.03)

Net income	$1.84	$1.93	$1.42

Per Common Share, Diluted
Income from continuing operations	$1.81	$1.89	$1.42
Discontinued operations	(0.01)	--	--
Cumulative effect of change in accounting principle	--	--	(0.04)

Net income	$1.80	$1.89	$1.38

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Income(Loss)	Total
Balance, December 31, 2001	41,228,976	41,229	311,305	111,744	(6,104)	458,174
Net income	--	--	--	59,158	--	59,158
Other comprehensive income, net of tax of
$ 14,099	--	--	--	--	30,254	30,254

Comprehensive income	--	--	--	--	--	89,412

Cash dividends declared ($0.50 per common share)	--	--	--	(21,493)	--	(21,493)
Common stock activity:
Acquisitions	7,846,353	7,846	157,321	(1,927)	--	163,240
Repurchase of stock	(2,141,907)	(2,142)	(46,341)	--	--	(48,483)
Exercise of stock options	341,895	342	2,932	--	--	3,274
Dividend reinvestment plan	102,732	103	1,934	--	--	2,037
Cancellation of stock	(100,575)	(101)	(1,926)	--	--	(2,027)
Restricted stock plan	59,096	59	1,950	44	--	2,053
Employee stock purchase plan	10,805	11	199	--	--	210
Miscellaneous	--	--	74	328	--	402

Balance, December 31, 2002	47,347,375	47,347	427,448	147,854	24,150	646,799
Net income	--	--	--	95,058	--	95,058
Other comprehensive loss, net of tax of $15,796	--	--	--	--	(30,317)	(30,317)

Comprehensive income	--	--	--	--	--	64,741

Cash dividends declared ($0.57 per common share)	--	--	--	(29,327)		(29,327)
Common stock activity:
Issuance of stock, net	6,325,000	6,325	154,758	--	--	161,083
Acquisitions	5,634,760	5,635	139,074	454	--	145,163
Repurchase of stock	(1,274,808)	(1,275)	(27,283)	--	--	(28,558)
Exercise of stock options, including income
tax benefit of $2,358	792,757	793	11,708	--	--	12,501
Dividend reinvestment plan	135,330	135	2,921	--	--	3,056
Restricted stock plan	66,860	67	3,232	(1)	--	3,298
Employee stock purchase plan	23,511	23	373	--	--	396
Director compensation	13,590	14	330	--	--	344
Common stock purchased by trust for deferred
compensation	--	--	--	(151)	--	(151)
Deferred compensation payable in common stock .	--	--	--	151	--	151
Miscellaneous	--	--	227	146	--	373

Balance, December 31, 2003	59,064,375	59,064	712,788	214,184	(6,167)	979,869
Net income	--	--	--	119,117	--	119,117
Other comprehensive loss, net of tax of $6,627	--	--	--	--	(11,386)	(11,386)

Comprehensive income	--	--	--	--	--	107,731

Cash dividends declared ($0.61 per common share)	--	--	--	(41,594)	--	(41,594)
Common stock activity:
Acquisitions	10,754,557	10,754	318,733	241	--	329,728
Exercise of stock options, including income tax
benefit of $5,421	1,098,105	1,098	17,042	--	--	18,140
Dividend reinvestment plan	117,660	118	3,135	--	--	3,253
Restricted stock plan	197,607	198	3,901	(1,478)	--	2,621
Employee stock purchase plan	11,393	11	306	--	--	317
Director compensation	8,659	9	240	--	--	249
Common stock purchased by trust for deferred
compensation	--	--	--	(750)	--	(750)
Deferred compensation payable in common stock .	--	--	--	750	--	750
Miscellaneous	(10)	--	40	249	--	289

Balance, December 31, 2004	71,252,346	$71,252	$1,056,185	$290,719	$(17,553)	$1,400,603

*   Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock and deferred compensation.

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities
Net income	$119,117	$95,058	$59,158
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	52,733	54,180	33,572
Provision for loan losses	34,987	20,581	22,266
Impairment of perpetual preferred stock	10,367	--	--
Gain on sale of available for sale securities	(6,998)	(11,080)	(2,985)
Gain on equity investments	(4,723)	(5,376)	(3,135)
(Gain) loss on trading and derivative activities	(3,209)	(1,843)	934
Gain on disposition of assets and liabilities	(2,350)	(601)	--
Gain on sale of loans	(6,818)	(7,734)	(2,957)
Loss (gain) on disposition of premises and equipment	161	(64)	(60)
Loss on disposition of other real estate owned	485	712	599
Conservation grant of land	3,350	--	--
Impairment (recovery) loss from write-down of assets	(277)	449	1,449
Impairment (recovery) loss from write-down of mortgage servicing rights	(209)	18	703
Loss on early extinguishment of debt	1,429	2,699	354
Deferred income tax expense (benefit)	10,601	(3,016)	(1,449)
Minority interest in consolidated subsidiary	--	2,012	3,250
Cumulative effect of change in accounting principle	--	--	1,406
Trading account assets, net	549	(1,403)	209,158
Origination of loans held for sale	(557,445)	(620,154)	(498,553)
Sale of loans held for sale and principal repayments	625,684	668,282	463,728
Other assets, net	(37,286)	(13,178)	(2,563)
Other liabilities, net	(11,046)	4,056	12,928

Net cash provided by operating activities	229,102	183,598	297,803

Cash Flows from Investing Activities
Sale of securities available for sale	1,826,897	1,717,382	1,174,005
Maturity, redemption, call, or principal repayments of securities
available for sale	1,417,347	2,343,755	1,593,485
Maturity, redemption, call, or principal repayments of securities
held to maturity	15,114	37,260	9,647
Purchase of available for sale securities	(3,617,212)	(5,466,725)	(3,649,784)
Purchase of securities held to maturity	--	(42,238)	(11,861)
Purchase of bank-owned life insurance	(15,000)	(25,000)	--
Originations of loans held for investment, net of principal repayments	(982,225)	(570,435)	(144,449)
Sale of other real estate owned	12,477	14,904	6,151
Sale of premises and equipment	4,166	2,620	1,527
Sale of long-lived assets held for sale	908	--	--
Purchase of premises and equipment	(30,749)	(16,494)	(16,432)
Disposition of assets and liabilities, net	(1,394)	(5,738)	--
Cash equivalents acquired for branch acquisitions	6,919	--	--
Cash equivalents acquired, net of payment for purchase acquisitions	241,215	31,435	78,817

Net cash used for investing activities	(1,121,537)	(1,979,274)	(958,894)

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows from Financing Activities
Deposits, net	91,591	677,018	198,477
Federal funds purchased and repurchase agreements, net	629,351	(291,182)	(207,762)
Other short-term borrowings, net	(13,563)	(33,838)	(78,069)
Issuance of long-term debt	1,321,134	1,295,295	790,200
Payments of long-term debt	(1,094,134)	(69,756)	(36,006)
Prepayment penalty on early extinguishment of debt	(1,429)	(2,699)	--
Issuance of common stock, net	--	161,083	--
Issuance of preferred stock associated with minority interest stock, net	--	--	49,248
Issuance of debt associated with trust preferred securities, net	--	--	62,496
Cash dividends paid on common stock	(39,068)	(27,089)	(19,823)
Cash dividends paid on minority interest	--	(3,997)	(4,448)
Repurchase of common stock	--	(28,558)	(48,483)
Other common stock activity	16,827	14,312	5,923

Net cash provided by financing activities	910,709	1,690,589	711,753

Net change in cash and cash equivalents	18,274	(105,087)	50,662
Cash and cash equivalents at beginning of year	186,242	291,329	240,667

Cash and cash equivalents at end of year	$204,516	$186,242	$291,329

Supplemental Cash Flow Data
Interest paid	$178,350	$139,640	$133,865
Income taxes paid	57,863	37,217	32,489
Significant non-cash investing and financing transactions:
Available for sale securities transferred to trading securities and
subsequently sold	--	--	208,163
Debt associated with trust preferred securities transferred to long-term debt	--	115,500	--
Minority interest in consolidated subsidiary reclassified to long-term debt	--	89,800	--
Change in unrealized (loss) gain on available for sale securities	(18,017)	(47,757)	43,848
Loans transferred to other real estate owned	10,868	16,070	12,378
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	2,117,114	1,043,995	1,103,555
Fair value of common stock issued and stock options recognized	(329,728)	(145,163)	(163,240)
Basis of stock investment in acquiree, shares canceled effective with
the acquisition closing date	(8,970)	--	--
Cash paid for common shares	(4)	(24)	(32,408)

Liabilities assumed	1,778,412	898,808	907,907

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accounting and reporting policies followed by The South Financial Group, Inc. and all its subsidiaries and the methods of applying these policies conform with U.S. generally accepted accounting principles and with general practices within the banking industry. Certain policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized below. “TSFG” refers to The South Financial Group, Inc. and its subsidiaries, except where the context requires otherwise.

Nature of Operations

        TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including mortgage, trust, investment, and insurance services to consumers and commercial customers. At December 31, 2004, TSFG operated through 76 branch offices in South Carolina, 54 in Florida, and 24 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are concentrated in Jacksonville, Orlando, Tampa Bay, Gainesville, and select South Florida markets. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and along the coast near Wilmington.

Accounting Estimates and Assumptions

        The preparation of the consolidated financial statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, and accounting for acquisitions. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities and stock-based compensation.

Principles of Consolidation

        The consolidated financial statements include the accounts of The South Financial Group, Inc. and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

        TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity’s activities. TSFG consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The following TSFG subsidiaries, South Financial Capital Trust I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, MountainBank Capital Trust I, Florida Banks Capital Trust I, Florida Banks Capital Trust II, Florida Banks Statutory Trust I, Florida Banks Statutory Trust II, and Florida Banks Statutory Trust III, are VIEs for which TSFG is not the primary beneficiary. Accordingly, the accounts of these entities are not included in TSFG’s consolidated financial statements.

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

Securities

        TSFG classifies its investment securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Securities held to maturity are debt securities in which TSFG has the ability and intent to hold the security until maturity. All securities not included in trading or held to maturity are classified as available for sale. TSFG classifies its investment securities at the date of commitment or purchase.

        Trading securities are carried at fair value. Adjustments for realized and unrealized gains or losses from both trading securities and derivative financial instruments used in trading activities are included in noninterest income.

        Securities available for sale are carried at fair value. Such securities are used to execute asset/liability management strategy, manage liquidity, collateralize public deposits, borrowings, derivatives and leverage capital. Adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income, a separate component of shareholders’ equity.

        Securities held to maturity are stated at cost, net of unamortized balances of premiums and discounts.

        TSFG determines the fair value of its securities based on quoted market prices from observable market data, or if quoted market prices are not available, then the fair value is estimated using quoted market prices for similar securities, or discounted cash flow analysis. For privately held investments where market values are not readily available, TSFG’s management evaluates the fair value based on the investee’s ability to generate cash through its operations or obtain alternative financing, and subjective factors.

        On a quarterly basis, TSFG evaluates declines in the market value below cost of any available for sale or held to maturity security for other-than-temporary impairment and, if necessary, charges the unrealized loss to operations and establishes a new cost basis in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 59, “Noncurrent Marketable Equity Securities” (“SAB 59”). To determine whether impairment is other-than-temporary, TSFG considers the reasons for the impairment, recent events specific to the issuer or industry, the severity and duration of the impairment, volatility of fair value, changes in value subsequent to period-end, external credit ratings, and forecasted performance of the investee. In addition, TSFG considers whether it has the ability and intent to hold the investment until a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. As the forecasted market price recovery period lengthens, the uncertainties inherent in the estimate increase, impacting the reliability of that estimate. To be included in assessment of recoverability, market price recoveries must reasonably be expected to occur within an acceptable forecast period. Ultimately, a lack of objective evidence to support recovery of a security’s cost over a reasonable period of time will result in an other-than-temporary impairment charge.

        Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the expected life of the related held to maturity or available for sale security as an adjustment to yield. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.

Loans Held for Sale

        Loans held for sale include residential mortgage loans intended to be sold in the secondary market and other loans that management has an active plan to sell. Loans held for sale are carried at the lower of cost or estimated fair value on an aggregate basis. In the event management decides to sell loans, previously not held for sale, the loans are transferred to loans held for sale at the lower of cost or estimated fair value. At the time of transfer, if the market value is less than the cost, the difference related to the credit quality of the loan is recorded as an adjustment to the allowance for loan losses. Decreases in fair value are recognized in noninterest income.

        Gains or losses on sales of loans are recognized in noninterest income at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

Loans Held for Investment

        Loans held for investment are reported at their outstanding principal balances, adjusted for any deferred fees (net of associated direct costs) and unamortized premiums or unearned discounts. TSFG recognizes interest on the unpaid balance of the loans when earned. The net amount of the nonrefundable loan origination fees, commitment fees, and certain direct costs associated with the lending process are deferred and amortized to interest income over the term of the loan. The premium or discount on purchased loans is amortized over the expected life of the loans and is included in interest and fees on loans.

        Loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful. A loan is also considered impaired if its terms are modified in a troubled debt restructuring. Impaired loans are placed in nonperforming status, and future payments are applied to principal until such time as collection of the obligation is no longer doubtful. Interest accrual resumes only when loans return to performing status. To return to performing status, loans must be fully current, and continued timely payments must be a reasonable expectation.

        Loans are charged-off (if unsecured) or written-down (if secured) when losses are reasonably quantifiable. Commercial loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when full collection of principal and interest becomes doubtful or when they become 90-days delinquent. Consumer and mortgage loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when they become delinquent for 4 monthly payments. When loans are placed in nonaccrual status, accrued but unpaid interest is charged against accrued interest income and other accrued but unpaid charges or fees are charged to current expenses. Generally, loans are returned to accrual status when the loan is brought current and ultimate collectibility of principal and interest is no longer in doubt. TSFG defines past due loans based upon contractual maturity dates for commercial loans. For consumer and mortgage loans, past dues are defined as loans with two or more payments due.

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

Concentrations of Credit Risk

        TSFG’s loan portfolio is composed primarily of loans to individuals and small and medium sized businesses for various personal and commercial purposes primarily in South Carolina, the western and coastal regions of North Carolina, and the Jacksonville, Orlando, Tampa Bay, Gainesville, and select South Florida markets. The loan portfolio is diversified by borrower and geographic area within this region. Industry concentrations parallel the mix of economic activity in these markets, the most significant of which are the commercial real estate, tourism, and automobile industries. Although the portfolio is affected by economic conditions, repayment of loans therein is not excessively dependent on any specific economic segment.

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

Intangible Assets

        Intangible assets include goodwill and other identifiable assets, such as core deposit intangibles, customer list intangibles, and non-compete agreement intangibles, resulting from TSFG acquisitions. Core deposit intangibles are amortized over 10 to 15 years using the straight-line or the sum-of-the-years’ digits method based upon historical studies of core deposits. The non-compete agreement intangibles are amortized on a straight-line basis over the non-compete period, which is generally seven years or less. Customer list intangibles are amortized on a straight-line basis over their estimated useful life of 10 years. Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

        TSFG tests for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit is computed using one or a combination of the following three methods: income, market value, or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering estimated future cash flows that the reporting unit will generate over its remaining useful life. These cash flows are discounted at a rate appropriate for the risk of the reporting unit. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar companies to determine fair value. The cost method estimates the current cost to purchase or replace the assets of the reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

        TSFG’s other intangible assets have an estimated finite useful life and are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. TSFG periodically reviews its other intangible assets to determine whether there have been any events or circumstances to indicate the recorded amount is not recoverable from projected undiscounted cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and when appropriate, the amortization period is also reduced.

Mortgage Servicing Rights

        TSFG recognizes the originated mortgage servicing rights (“mortgage servicing rights” or “MSRs”) as assets by allocating total costs incurred between the originated loan and the servicing rights retained based on their relative fair values in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” TSFG also recognizes the purchased mortgage servicing rights at fair value, which is presumed to be the price paid for the rights. MSRs are amortized in proportion to the servicing income over the estimated life of the related mortgage loans. The amortization method is designed to approximate a level-yield method, taking into consideration the estimated prepayment of the underlying loans. For purposes of measuring impairment, MSRs are reviewed for impairment based upon quarterly external valuations. Such valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs, and other factors. Impairment is measured on a disaggregated basis for each strata of rights, which are segregated by predominant risk characteristics, including interest rate and loan type. TSFG has established an impairment valuation allowance to record estimated impairment for MSRs. Subsequent increases in value are recognized only to the extent of the impairment valuation allowance by strata.

Derivative Financial Instruments and Hedging Activities

        TSFG uses derivatives to manage exposure to interest rate risk and to assist our customers with their risk management objectives. This includes managing risks associated with our lending, investment, deposit taking, and borrowing activities. Derivatives used for interest rate risk management include interest rate swaps, options, and futures contracts. Interest rate swaps are generally entered into to convert specific fixed rate borrowings to a floating rate index, or vice versa. We have also entered into swap contracts that effectively convert exposure taken on through the issuance of equity-linked and inflation-indexed certificates of deposit to Libor-based funding. We enter into forward sales commitments to hedge the interest rate risk associated with our mortgage banking activities. We may also, from time to time, enter into certain option and futures contracts that are not designated as hedging a specific asset, liability or forecasted transaction. Such options and futures contracts typically have indices that relate to the pricing of specific on-balance sheet instruments and forecasted transactions and may be more speculative in nature. TSFG has policies in place that limit the amount of positions that may be outstanding for trading-related purposes.

        TSFG also offers various derivatives, including interest rate, commodity, equity, credit, and foreign exchange contracts, to our customers, however our exposure from such contracts is typically neutralized by entering into offsetting financial contracts with third party dealers. The customer derivatives and any offsetting financial contracts are treated as trading instruments for purposes of accounting and reporting. Trading derivatives also include derivatives we enter into for risk management purposes that do not otherwise qualify for hedge accounting.

        We believe that effective use of derivative instruments to manage interest rate risk will help minimize significant fluctuations in earnings, fair value of assets and liabilities, and cash flows caused by interest rate volatility. We use derivatives to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income and cash flows and to better match the repricing profile of our interest bearing assets and liabilities. As a result of interest rate fluctuations, certain interest-sensitive assets and liabilities will gain or lose market value. In an effective fair value hedging strategy, the effect of this change in value will generally be offset by a corresponding change in value on the derivatives linked to the hedged assets and liabilities. In an effective cash flow hedging strategy, the variability of cash flows due to interest rate fluctuations on floating rate instruments is managed by derivatives that effectively lock-in the amount of cash payments or receipts.

        TSFG’s derivative activities, along with its other exposures to interest rate risk, are monitored by our Asset/Liability Committee (“ALCO”) based upon the interest rate risk guidelines we have established.

        By using derivative instruments, TSFG is also exposed to credit and market risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of a derivative is negative, no credit risk exists since TSFG would owe the counterparty. TSFG minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management and conducting periodic counterparty credit reviews. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates, implied volatility of rates, counterparty credit risk and other market-driven factors. TSFG manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with trading and derivative activities used for interest rate risk management activity is fully incorporated into our market risk sensitivity analysis.

        All derivatives are recognized on the consolidated balance sheet in either other assets or other liabilities at their fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. On the date the derivative contract is entered into, TSFG designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation. Changes in fair value for derivatives that qualify as fair value hedges are recorded along with the gain or loss on the hedged asset or liability that is attributable to the hedge risk as noninterest income in the consolidated statements of income. Changes in fair value for derivatives that qualify as cash flow hedges are recorded through other comprehensive income (net of tax) in shareholders’ equity to the extent that the hedge is effective. Changes in the fair value of derivative instruments that fail to meet the criteria for hedge designation as a hedge under SFAS 133 or fail to meet the criteria thereafter are recorded as noninterest income in the consolidated statements of income.

        For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized as noninterest income in the consolidated statements of income. The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment to the interest income or expense of the hedged assets or liabilities.

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

        TSFG discontinues hedge accounting in accordance with SFAS 133 when the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is dedesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

        When hedge accounting is discontinued, the future gains and losses on derivatives are recognized as noninterest income in the consolidated statements of income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction is still expected to occur, gains and losses that were accumulated in other comprehensive income are amortized or accreted into earnings. They are recognized in earnings immediately if the cash flow hedge was discontinued because a forecasted transaction did not occur.

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

Other Investments

        TSFG accounts for its investments in limited partnerships, limited liability companies (“LLCs”), and other privately held companies using either the cost or the equity method of accounting. The accounting treatment depends upon TSFG’s percentage ownership and degree of management influence.

        Under the cost method of accounting, TSFG records an investment in stock at cost and generally recognizes cash dividends received as income. If cash dividends received exceed the investee’s earnings since the investment date, these payments are considered a return of investment and reduce the cost of the investment.

        Under the equity method of accounting, TSFG records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect TSFG’s share of income or loss of the investee. TSFG’s recognition of earnings or losses from an equity method investment is based on TSFG’s ownership percentage in the limited partnership or LLCs and the investee’s earnings on a quarterly basis. The limited partnerships and LLCs generally provide their financial information during the quarter following the end of a given period. TSFG’s policy is to record its share of earnings or losses on equity method investments in the quarter the financial information is received.

        All of TSFG’s investments in limited partnerships and LLCs are privately held, and their market values are not readily available. TSFG’s management evaluates its investments in limited partnerships and LLCs for impairment based on the investee’s ability to generate cash through its operations or obtain alternative financing, and subjective factors. There are inherent risks associated with TSFG’s investments in limited partnerships and LLCs, which may result in income statement volatility in future periods.

        At December 31, 2004, TSFG’s investments in limited partnerships, LLCs and other privately held companies accounted for under the cost and equity method of accounting totaled $9.0 million and $7.0 million, respectively, and were included in other assets.

Foreclosed Property

        Other real estate owned, included in other assets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the property is classified as held for sale when the sale is probable and is expected to occur within one year. The property is initially carried at the lower of cost or estimated fair value less estimated selling costs. Principal losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these properties and gains and losses realized from the sale of other real estate owned are included in other noninterest income. Costs related to the development and improvements of such property are capitalized, whereas the costs related to holding the property are charged to expense. Other real estate owned totaled $10.2 million and $11.0 million at December 31, 2004 and 2003, respectively.

        Personal property repossessions are acquired in partial or total satisfaction of problem loans and are included in other assets. These repossessions are initially carried at the lower of cost or estimated fair value. Principal losses existing at the time of acquisition of such personal properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these foreclosed properties and gains and losses realized from their sale are included in other noninterest income. Personal property repossessions totaled $652,000 and $1.0 million at December 31, 2004 and 2003, respectively.

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

Commitments and Contingencies

        Contingencies arising from environmental remediation costs, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and estimable.

Deposit Accounts

        TSFG recognizes service charges on depository accounts when collected. Any premium or discount on fixed maturity deposits is amortized over the term of the deposits.

Income Taxes

        TSFG accounts for income taxes under the asset and liability method. The federal taxable operating results of TSFG and its eligible subsidiaries are included in its consolidated federal income tax return. Each subsidiary included in the consolidated federal income tax return receives an allocation of federal income taxes due to the Parent Company or is allocated a receivable from the Parent Company to the extent tax benefits are realized. Where federal and state tax laws do not permit consolidated or combined income tax returns, applicable separate subsidiary federal or state income tax returns are filed and payment, if any, is remitted directly to the federal or state governments from such subsidiary. In addition, TSFG periodically reviews the sustainability of its federal and state income tax positions and, if necessary, in accordance with SFAS No. 5 (“SFAS 5”), “Accounting for Contingencies,” records contingent tax liabilities.

        Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis and operating loss and income tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation

        At December 31, 2004, TSFG has several stock-based employee compensation plans, which are described more fully in Note 29. TSFG accounts for its option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Under the fair value method, fair value is measured on the date of grant using an option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period. TSFG uses the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of TSFG’s stock options.

         The following table provides pro forma net income and earnings per share information, as if TSFG had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the three years ended December 31, 2004 (dollars in thousands, except per share data).

	2004	2003	2002
Net Income
Net income, as reported	$119,117	$95,058	$59,158
Deduct:
Total stock-based employee compensation expense determined under
fair value based method for all option awards, net of income tax	(2,452)	(2,822)	(2,277)

Pro forma net income	$116,665	$92,236	$56,881

Basic Earnings Per Share
As reported	$1.84	$1.93	$1.42
Pro forma	1.81	1.87	1.36

Diluted Earnings Per Share
As reported	$1.80	$1.89	$1.38
Pro forma	1.76	1.83	1.33

        The following is a summary of TSFG’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	2004	2003	2002
Expected life (in years)	7.09	7.25	8.05
Expected volatility	34.85%	33.77%	29.38%
Risk-free interest rate	3.78	3.51	4.19
Expected dividend yield	2.04	2.80	2.80
Weighted-average fair value of options granted during the year	$10.62	$7.69	$5.90

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

Business Segments

        TSFG reports operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. TSFG has two reportable operating segments, Carolina First Bank and Mercantile Bank (see Note 34).

Risk and Uncertainties

        In the normal course of its business, TSFG encounters two significant types of risk: economic and regulatory. There are two main components of economic risk: credit risk and market risk. Credit risk is the risk of default on TSFG’s loan portfolio that results from borrowers’ failure to make contractually required payments. Market risk arises principally from interest rate risk inherent in TSFG’s lending, investing, deposit, and borrowing activities.

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

         Accounting for Certain Loans or Debt Securities Acquired in a Transfer

        Effective January 1, 2005, TSFG adopted SOP No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. The initial adoption of this issue did not have an impact on the financial condition or results of operations of TSFG. TSFG is in the process of evaluating the impact related to its acquisition of Pointe, which is expected to close in the second quarter of 2005.

Recently Issued Accounting Pronouncements

         The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

        In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provided guidance for evaluating whether an investment is other-than-temporarily impaired and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost or equity method of accounting. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-1-1, a delay of the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 until the FASB issues final guidance, expected in the first quarter 2005.

        Paragraphs 10 through 20 of EITF 03-1 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. We are evaluating the impact of the initial adoption of this guidance on the financial condition and results of operations of TSFG.

        TSFG adopted the guidance of EITF 03-1, excluding paragraphs 10-20 effective as of September 30, 2004. As a result of this adoption, TSFG provided additional disclosures, which are found in Note 9. The initial adoption of this issue, which excludes paragraphs 10-20, did not have a material impact on the financial condition and results of operations of TSFG.

         Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:

•	Employee awards with cash-based settlement or repurchase features, such as a stock appreciation right with a cash-settlement option;
•	Awards for a fixed dollar amount settleable in the company's stock;
•	Share-based awards with a net-settlement feature for an amount in excess of the minimum tax withholding; and
•	Awards that vest or become exercisable based on the achievement of a condition other than service, performance, or market condition.

Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. Equity-classified awards include the following:

•	Share-based awards with net-settlement features for minimum tax withholdings;
•	Awards that permit a cashless exercise using a broker unrelated to the employer;
•	Awards containing a put feature that give employees the right to require the company to repurchase the shares at fair value, when the employee bears the risks and rewards normally associated with ownership for six months or longer.

        SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim reporting period beginning after June 15, 2005. When we adopt SFAS 123R as of July 1, 2005 we plan to use the modified prospective approach and estimate pre-tax expense of approximately $1.0 million for both the third and fourth quarters of 2005. Our estimate does not include any stock options that may be granted in the second half of 2005.

         Accounting for Nonmonetary Transactions

        In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005. We are evaluating the impact of the initial adoption of this SFAS on the financial condition and results of operations of TSFG.

NOTE 2. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

        The following summarizes accumulated other comprehensive (loss) income, net of tax (in thousands) for the years ended December 31:

	2004	2003	2002
Unrealized (Losses) Gains on Available for Sale Securities
Balance at beginning of year	$(7,095)	$24,382	$(5,554)
Other comprehensive income (loss):
Unrealized holding (losses) gains arising during the year	(16,663)	(31,301)	49,968
Income tax benefit (expense)	6,221	10,299	(15,821)
Less: reclassification adjustment for net gains included in
net income	(1,354)	(16,456)	(6,120)
Income tax expense	407	5,981	1,909

	(11,389)	(31,477)	29,936

Balance at end of year	(18,484)	(7,095)	24,382

Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of year	928	(232)	(550)
Other comprehensive income:
Unrealized gain on change in fair values	4	1,644	505
Income tax expense	(1)	(484)	(187)

	3	1,160	318

Balance at end of year	931	928	(232)

	$(17,553)	$(6,167)	$24,150

NOTE 3. SUPPLEMENTAL FINANCIAL INFORMATION TO CONSOLIDATED STATEMENTS OF INCOME

        The following presents the details for noninterest income and noninterest expenses (in thousands) for the years ended December 31:

	2004	2003	2002
Noninterest Income
Service charges on deposit accounts	$ 36,332	$ 30,856	$ 23,410
Debit card income	4,211	2,370	1,425
Customer service fee income	2,956	2,240	1,705

Total customer fee income	43,499	35,466	26,540

Brokerage income	4,722	5,181	3,359
Trust income	3,779	3,283	3,064

Total brokerage and trust income	8,501	8,464	6,423

Bank-owned life insurance	11,215	8,320	7,429
Merchant processing income	8,653	7,214	5,908
Mortgage banking income	6,106	10,481	5,144
Insurance income	4,520	3,565	1,698
Impairment of perpetual preferred stock	(10,367)	--	--
Gain on sale of available for sale securities	6,998	11,080	2,985
Gain on equity investments	4,723	5,376	3,135
Gain (loss) on trading and derivative activities	3,209	1,843	(934)
Gain on disposition of assets and liabilities	2,350	601	--
Other	5,360	3,080	1,312

Total noninterest income	$ 94,767	$ 95,490	$ 59,640

Noninterest Expenses
Salaries and wages	$ 90,221	$ 78,755	$ 60,534
Employee benefits	29,269	22,535	16,430
Occupancy	21,878	18,925	15,238
Furniture and equipment	20,938	17,922	15,341
Professional fees	8,206	6,479	5,289
Merchant processing expense	6,811	5,622	4,767
Telecommunications	4,834	4,815	3,564
Amortization of intangibles	6,043	3,433	1,519
Merger-related costs	7,866	5,127	6,664
Conservation grant of land	3,350	--	--
Loss on early extinguishment of debt	1,429	2,699	354
Impairment (recovery) loss from write-down of assets	(277)	268	1,449
Other	49,676	40,590	31,691

Total noninterest expenses	$ 250,244	$207,170	$ 162,840

NOTE 4. BUSINESS COMBINATIONS

CNB Florida Bancshares, Inc. and Florida Banks, Inc.

        On July 16, 2004, TSFG acquired CNB Florida Bancshares, Inc. (“CNB Florida”), headquartered in Lake City, Florida, and Florida Banks, Inc. (“Florida Banks”), headquartered in Jacksonville, Florida. CNB Florida operated through 16 branch offices in Northeast Florida. Florida Banks operated through seven branch offices in Tampa, Jacksonville, Gainesville, Ft. Lauderdale, Ocala, and West Palm Beach, Florida. These acquisitions build on TSFG’s existing Florida franchise, advancing efforts to expand in markets with favorable growth prospects. In connection with these acquisitions, CNB Florida and Florida Banks were merged into Mercantile Bank.

        The aggregate purchase price for CNB Florida was $161.9 million, which consisted of 5,312,974 shares of TSFG common stock valued at $154.0 million, $2,000 of cash paid in lieu of fractional shares, outstanding employee stock options valued at $6.6 million, and TSFG’s equity investment of 125,000 common shares in CNB Florida, which had a basis of $1.3 million and was canceled effective with the acquisition closing date.

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

	July 16, 2004
	CNB Florida	Florida Banks	Combined
Purchase price	$161,920	$175,947	$337,867
Fair value of net assets acquired (1)	33,444	32,120	65,564

Excess of purchase price over fair value of net assets acquired	128,476	143,827	272,303
Core deposit intangibles	10,571	3,282	13,853
Non-compete agreements	741	2,700	3,441

Goodwill	$117,164	$137,845	$255,009

        (1)     Includes direct acquisition costs incurred and deferred income taxes related to fair value adjustments.

        The core deposit intangible assets are amortized over 10 years and 12 years for CNB Florida and Florida Banks, respectively, based on the estimated lives of the associated deposits. The core deposit intangible valuation and amortization periods are based on a historical study of the deposits acquired. The non-compete agreement intangibles are amortized on a straight-line basis over the estimated useful lives, which range from three to five years. All intangible assets were assigned to the Mercantile Bank segment. The total amount of goodwill expected to be deductible for income tax purposes is $11.3 million.

        The estimated fair values of assets acquired and liabilities assumed at acquisition (in thousands) are presented below. As previously discussed, these fair values are subject to change. In addition, certain assets and liabilities related to Florida Banks wholesale mortgage operations, primarily loans held for sale, were moved to discontinued operations (see Note 7 for further details).

	July 16, 2004
	CNB Florida	Florida Banks	Combined
Assets
Cash and cash equivalents	$ 80,833	$ 160,746	$ 241,579
Securities	3,718	4,040	7,758
Loans
Loans held for sale	114	58,371	58,485
Loans held for investment	714,605	772,341	1,486,946
Allowance for loan losses	(8,398)	(12,284)	(20,682)

Net loans	706,321	818,428	1,524,749

Intangible assets	128,476	143,827	272,303

Other assets	31,685	37,629	69,314

Total assets acquired	951,033	1,164,670	2,115,703

Liabilities
Deposits	755,550	855,034	1,610,584
Borrowed funds	31,904	118,785	150,689
Other liabilities	1,659	14,904	16,563

Total liabilities assumed	789,113	988,723	1,777,836

Net Assets Acquired	$ 161,920	$ 175,947	$ 337,867

        TSFG’s consolidated financial statements include the results of operations of CNB Florida and Florida Banks since July 16, 2004. In July 2004, due to branch office consolidations associated with these two acquisitions, Mercantile Bank closed three branch offices.

Summit Title, LLC

        On April 12, 2004, TSFG acquired Summit Title, LLC (“Summit”), a title insurance agency based in Hendersonville, North Carolina. TSFG issued 8,371 shares of common stock valued at $245,000, acquired tangible assets totaling $86,000, assumed liabilities totaling $25,000, recorded a customer list intangible asset of $37,000, recorded a non-compete agreement intangible asset of $18,000, and recorded goodwill of $129,000. The customer list intangible is amortized on a straight-line basis over its estimated life of 10 years. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 7 years. In addition, TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2005, 2006, 2007, and 2008, based on revenue retention and earnings achievement. If issued, the earnout shares would increase goodwill. TSFG intends to use Summit as an additional source of noninterest income.

MountainBank Financial Corporation

        On October 3, 2003, TSFG acquired MountainBank Financial Corporation (“MBFC”), a bank holding company headquartered in Hendersonville, North Carolina. MBFC operated primarily through 19 branches in western North Carolina. MBFC also operated Community National Bank, a national bank headquartered in Pulaski, Virginia. TSFG sold substantially all of the assets and liabilities of Community National Bank in 2004 (see Note 6 for further details).

        TSFG issued 5,485,293 shares of common stock valued at $135.6 million, recorded outstanding employee stock options valued at $5.0 million and director stock options valued at $513,000, paid $24,000 in lieu of fractional shares, recorded net assets acquired of $41.4 million, recorded a core deposit intangible asset of $10.9 million, recorded a non-compete agreement intangible asset of $1.2 million, and recorded goodwill of $87.6 million. The core deposit intangible asset is amortized over 11 years on a sum-of-the-years digits method. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 6 years. The intangible assets for MBFC were assigned to the Carolina First Bank segment.

Allied Assurance

        On September 22, 2003, TSFG acquired Allied Assurance of South Carolina, Inc. (“Allied”), an insurance agency based in Columbia, South Carolina. TSFG issued 3,950 shares of common stock valued at $105,000 (including 1,585 shares with a fair value of $45,000 earned in 2004 under earnout provision) and recorded goodwill of approximately $128,000. TSFG agreed to issue annual earnout shares, valued at approximately $45,000, for each of August 31, 2005, 2006, and 2007, based on revenue retention. If issued, the earnout shares would increase goodwill. TSFG intends to use Allied to further its insurance operations in the Midlands of South Carolina.

American Pensions, Inc.

        On April 30, 2003, TSFG acquired American Pensions, Inc. (“API”), a benefit plan administrator headquartered in Mount Pleasant, South Carolina. TSFG issued 159,839 shares of common stock valued at $3.8 million (including 13,031 shares with a fair value of $311,000 in lieu of the remaining earnout provision in 2004), recorded net liabilities assumed of $476,000, recorded a non-compete agreement intangible asset of $350,000, recorded a customer list intangible asset of $700,000, and recorded goodwill of $3.2 million. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 5 years. The customer list intangible is amortized on a straight-line basis over its estimated useful life of 10 years. The goodwill associated with API (a separate reporting unit under SFAS 142) is tested at least annually for impairment.

Central Bank of Tampa

        On December 31, 2002, TSFG acquired Central Bank of Tampa (“CBT”), a community bank headquartered in Tampa, Florida. CBT operated through five branches in Tampa. TSFG issued 3,241,737 shares of TSFG common stock valued at $66.2 million, recorded net assets acquired of $27.5 million, recorded a core deposit intangible asset of $2.7 million, and recorded goodwill of $36.0 million. The core deposit intangible asset is amortized over 10 years on an accelerated basis until the straight-line amortization method is greater at which time the straight-line method is used. All of the CBT intangible assets were assigned to the Mercantile Bank segment.

Rock Hill Bank & Trust

        On October 31, 2002, TSFG acquired substantially all of the assets and deposits of Rock Hill Bank & Trust (“Rock Hill Bank”), which was the wholly-owned banking subsidiary of RHBT Financial Corporation (“RHBT”). Rock Hill Bank operated three branches in York County, South Carolina.

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

        The core deposit intangible asset is amortized over 10 years on an accelerated basis until the straight-line amortization method is greater at which time the straight-line method is used. All of the Rock Hill Bank intangible assets were assigned to the Carolina First Bank segment.

        As of December 31, 2004, TSFG had incurred no obligation under the cash earnout associated with the net improvements in the specified loan pool and in 2003 paid $1.3 million associated with the net amounts recovered under RHBT’s blanket bond insurance policy with respect to such loans.

Gardner Associates, Inc.

        On September 20, 2002, TSFG acquired Gardner Associates, Inc. (“Gardner Associates”), an insurance agency based in Columbia, South Carolina. TSFG issued 189,800 shares of common stock valued at $3.9 million (including 11,568 shares with a fair value of $241,000 earned in 2004 under an earnout provision), recorded net assets acquired of $174,000, recorded a non-compete agreement intangible asset of $663,000, recorded a customer list intangible asset of $858,000, and recorded goodwill of $2.2 million. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 5 years. The customer list intangible is amortized on a straight-line basis over its estimated useful life of 10 years. In addition, the principals of Gardner Associates have the right to receive a maximum of 59,211 shares of TSFG common stock under earnout provisions based on Gardner Associates’ five-year financial performance. These 59,211 shares, which have been issued and deposited in an escrow account, are subject to forfeiture back to TSFG if certain performance targets are not met.

Gulf West

        On August 31, 2002, TSFG merged with Gulf West Banks, Inc. (“Gulf West”), a bank holding company headquartered in St. Petersburg, Florida. Gulf West operated through Mercantile Bank, a Florida-chartered, non-member bank with 15 locations in the greater Tampa Bay area. TSFG issued 3,925,588 shares of TSFG common stock valued at $78.2 million, recorded outstanding employee stock options valued at $6.5 million, recorded shares issuable under employee stock purchase plan valued at $95,000, paid $32.4 million in cash, recorded net assets acquired of $37.6 million, recorded a core deposit intangible of $8.4 million, and recorded goodwill of $71.2 million. The core deposit intangible asset is amortized over 10 years on an accelerated basis until the straight-line amortization method is greater at which time the straight-line method is used. All of the Gulf West intangible assets were assigned to the Mercantile Bank segment.

Amortization of Premiums and Discounts

        Premiums and discounts that resulted from recording the assets and liabilities acquired through bank acquisitions at their respective fair values are being amortized and accreted using methods that approximate a constant effective yield over the life of the assets and liabilities. This net amortization decreased income before income taxes by $1.3 million, $2.3 million, and $332,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Pro Forma Financial Information

        The following unaudited pro forma financial information presents the combined results of operations of TSFG, CNB Florida, Florida Banks, and MBFC as if the mergers had occurred as of the beginning of each year presented, after giving effect to certain adjustments, including amortization of core deposit intangibles, non-compete agreement intangibles, loan premiums, deposit premiums, and related income tax effects (in thousands, except per common share). The pro forma financial information does not necessarily reflect the results of operations that would have occurred had TSFG, CNB Florida, Florida Banks, and MBFC constituted a single entity during such periods.

	Years Ended December 31,
	2004	2003
Net interest income	$399,647	$355,432
Noninterest income, excluding wholesale mortgage banking income	97,603	110,179
Wholesale mortgage banking income	2,266	12,124
Employment contract termination costs resulting from business combination and paid by
acquiree	9,749	9,749
Net income	105,171	101,752
Per common share:
Net income, basic	1.49	1.59
Net income, diluted	1.46	1.54

NOTE 5. BRANCH ACQUISITION

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

NOTE 6. DISPOSITION OF ASSETS AND LIABILITIES

        On December 1, 2004, TSFG sold substantially all of the assets and all liabilities of Carolina First Guaranty Reinsurance, Ltd. (“CFGRL”). CFGRL was a wholly-owned captive reinsurance subsidiary, which provided credit-related insurance services to customers of TSFG. In connection with the sale, TSFG sold $219,000 in assets, $622,000 in liabilities, and paid cash of $403,000. Since CFGRL was immaterial to TSFG’s financial statements, presentation as a discontinued operation is not warranted.

        On June 28, 2004, TSFG completed the sale of substantially all of the assets and all liabilities of Community National Bank, headquartered in Pulaski, Virginia. TSFG acquired Community National Bank in connection with its October 2003 acquisition of MBFC, and it was outside TSFG’s targeted geographic markets. In connection with this disposition, TSFG sold $40.4 million in loans and $60.0 million in deposits, and recorded reductions of goodwill totaling $6.6 million and core deposit intangibles totaling $864,000. This transaction resulted in no gain or loss for financial reporting purposes. Since Community National Bank was immaterial to TSFG’s financial statements, presentation as a discontinued operation is not warranted. For the period from January 1, 2004 to June 28, 2004, Community National Bank’s net income totaled $91,000.

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

NOTE 7. DISCONTINUED OPERATIONS

        As part of its bank acquisition process, TSFG evaluates whether the products and services offered by the acquired institution provide the proper balance of profitability and risk. Based on this assessment of CNB Florida and Florida Banks, TSFG decided in the third quarter 2004 to discontinue the wholesale mortgage operations acquired from Florida Banks, which is expected to be completed by the first quarter 2005. Assets held for disposal, included in other assets, totaled $1.4 million at December 31, 2004, and consisted primarily of loans held for sale. At December 31, 2004, other liabilities included $34,000 related to the wholesale mortgage operation. Since these assets and liabilities were recorded at their net realizable value at the acquisition date, the disposal is not expected to result in a book gain or loss. For the period from July 16, 2004 to December 31, 2004, the revenue and pre-tax loss related to the wholesale mortgage operations acquired from Florida Banks totaled $961,000 and $754,000, respectively. The after-tax loss of $490,000 is recognized as discontinued operations in the consolidated statement of income for the year ended December 31, 2004.

NOTE 8. RESTRICTIONS ON CASH AND DUE FROM BANKS

        The Subsidiary Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 2004 and 2003 were $24.6 million and $24.7 million, respectively.

        At December 31, 2004 and 2003, TSFG had restricted cash totaling $1.8 million and $3.7 million as collateral to secure derivative financial instruments, respectively.

NOTE 9. SECURITIES

        The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31 were as follows:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Treasury	$ 236,804	$ 288	$ 2,554	$ 234,538
U.S. Government agencies	934,442	1,187	5,583	930,046
Mortgage-backed securities	2,530,056	3,911	31,527	2,502,440
State and municipals	272,949	1,475	1,889	272,535
Other investments	290,116	5,951	783	295,284

	$4,264,367	$12,812	$ 42,336	$4,234,843

Securities Held to Maturity
State and municipals	$ 75,145	$ 1,488	$ 181	$ 76,452
Other investments	100	--	--	100

	$ 75,245	$ 1,488	$ 181	$ 76,552

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Esimated Fair Value
Securities Available for Sale
U.S. Treasury	$ 247,695	$ 712	$ 1,748	$ 246,659
U.S. Government agencies	869,016	3,472	5,520	866,968
Mortgage-backed securities	2,389,174	4,299	17,916	2,375,557
State and municipals	127,280	840	939	127,181
Other investments	294,336	12,079	6,786	299,629

	$3,927,501	$21,402	$ 32,909	$3,915,994

Securities Held to Maturity
State and municipals	$ 90,745	$ 2,292	$ 201	$ 92,836
Other investments	352	--	--	352

	$ 91,097	$ 2,292	$ 201	$ 93,188

        At December 31, 2004, other investments in securities available for sale included the following (recorded at the pre-tax estimated fair value indicated): corporate bonds of $142.0 million, FHLB stock of $72.7 million, Federal National Mortgage Association preferred stock of $50.1 million, Federal Home Loan Mortgage Corporation preferred stock of $12.0 million, community bank stocks of $14.9 million, and other equity investments of $3.6 million. At December 31, 2003, other investments in securities available for sale included the following (recorded at the pre-tax estimated fair value indicated): corporate bonds of $148.5 million, FHLB stock of $50.4 million, Federal National Mortgage Association preferred stock of $54.7 million, Federal Home Loan Mortgage Corporation preferred stock of $12.1 million, community bank stocks of $23.5 million, and other equity investments of $10.4 million.

        The amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31, 2004, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Estimated fair value of securities was determined using quoted market prices.

	December 31, 2004
	Amortized Cost	Estimated Fair Value
Securities Available for Sale
Due in one year or less	$ 17,387	$ 17,417
Due after one year through five years	672,985	668,522
Due after five years through ten years	1,285,794	1,274,747
Due after ten years	2,140,367	2,121,359
No contractual maturity	147,834	152,798

	$4,264,367	$4,234,843

Securities Held to Maturity
Due in one year or less	$ 12,406	$ 12,427
Due after one year through five years	39,152	40,149
Due after five years through ten years	22,940	23,246
Due after ten years	747	730

	$ 75,245	$ 76,552

        Gross realized gains, gross realized losses, and sale proceeds for available for sale securities (in thousands) for the years ended December 31 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities and gain on equity investments.

	2004	2003	2002
Gross realized gains	$15,394	$19,132	$11,423
Gross realized losses	(3,673)	(2,676)	(5,303)

Net gain on available for sale securities and equity investments	$11,721	$16,456	$6,120

Sale proceeds	$1,826,897	$1,717,382	$1,174,005

        At December 31, 2004 and 2003, TSFG had none and $480,000 in investment securities classified as trading, respectively. In each of the three years ending December 31, 2004, TSFG’s change in net unrealized holding gains on trading securities, which are included in earnings, totaled a loss of $1,000. In 2002, TSFG transferred $208.2 million of U.S. Treasury securities from available for sale securities to trading securities at fair value and recognized a $1.6 million unrealized gain at the time of transfer.

        Securities with market values of approximately $3.8 billion and $3.4 billion at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and for other purposes. The book values totaled approximately $3.8 billion and $3.4 billion for these same periods.

        Carolina First Bank and Mercantile Bank, as members of the Federal Home Loan Bank (“FHLB”) of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans, select commercial loans secured by real estate, and FHLB advances. FHLB capital stock, which is included in other investments, is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2004 and 2003, Carolina First Bank owned a total of $62.6 million and $47.5 million in FHLB stock, respectively. At December 31, 2004 and 2003, Mercantile Bank owned a total of $10.1 million and $2.7 million in FHLB stock, respectively. At December 31, 2003, Community National Bank owned a total of $175,000 in FHLB stock.

        Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale
U.S. Treasury	$ 176,438	$ 1,553	$ 46,394	$ 1,001	$ 222,832	$ 2,554
U.S. Government agencies	435,567	3,335	111,766	2,248	547,333	5,583
Mortgage-backed securities	1,340,913	19,459	621,984	12,068	1,962,897	31,527
State and municipals	130,403	1,210	44,037	679	174,440	1,889
Other investments	51,524	591	14,317	192	65,841	783

	$2,134,845	$ 26,148	$838,498	$ 16,188	$2,973,343	$42,336

Securities held to maturity
State and municipals	$ 13,786	$ 37	$ 12,116	$ 144	$ 25,902	$ 181
Other investments	--	--	--	--	--	--

	$ 13,786	$ 37	$ 12,116	$ 144	$ 25,902	$ 181

        At December 31, 2004, TSFG had 725 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, mortgage-backed securities, state and municipals, and corporate bonds (a $783,000 unrealized loss included in other investments) summarized above were attributable to increases in interest rates, rather than credit quality. Nearly all of these securities are rated AAA so the credit risk is minimal. TSFG believes it has the ability to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

        In December 2004, TSFG recorded $9.9 million and $511,000 in other-than-temporary impairments on its perpetual preferred stock investments in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, respectively. In accordance with SFAS 115 and SAB 59 as the forecasted market price recovery period lengthened on these investments we determined there was a lack of objective evidence to support recovery of the cost of these securities over a reasonable period of time, which resulted in the other-than-temporary impairment charge.

        At December 31, 2004, cost method investments totaling $5.5 million and $9.0 million were included in available for sale securities and other assets, respectively. TSFG uses the cost method of accounting for these privately held, nonmarketable securities after considering TSFG’s percentage ownership and degree of management influence. At December 31, 2003, cost method investments totaling $4.9 million and $11.7 million were included in available for sale securities and other assets, respectively.

NOTE 10. LOANS

        The following is a summary of loans outstanding by category (in thousands) at December 31:

	2004	2003
Commercial, financial and agricultural	$1,584,198	$1,358,409
Real estate--construction	1,007,061	619,124
Real estate--residential mortgages (1-4 family)	1,278,310	940,744
Commercial secured by real estate	3,109,242	2,146,650
Consumer	1,128,946	667,278

Loans held for investment	8,107,757	5,732,205
Loans held for sale	21,302	29,619
Allowance for loan losses	(96,918)	(73,287)

Net loans	$8,032,141	$5,688,537

Included in the above:
Nonaccrual loans	$45,082	$49,823

Loans past due 90 days still accruing interest	$3,764	$3,960

        No interest income was recognized on nonaccrual loans during 2004 and 2003. Interest income recognized on nonaccrual loans during 2002 totaled $134,000.

        The following tables summarize information on impaired loans (in thousands), all of which are commercial loans on nonaccrual status, at and for the years ended December 31.

	2004	2003
Impaired loans (year end)	$28,836	$47,137
Related allowance (year end)	11,129	9,689

	2004	2003	2002
Interest income recognized	$ --	$ --	$ 125
Foregone interest	1,935	2,887	2,973

        The average recorded investment in impaired loans for the years ended December 31, 2004, 2003, and 2002 was $47.8 million, $55.3 million, and $42.3 million, respectively. Impaired loans totaling $1.9 million and $18.5 million at December 31, 2004 and 2003, respectively, had a specific allowance of zero. At December 31, 2004, impaired loans included $4.7 million in restructured loans. There were no restructured loans included in loans at December 31, 2003.

        TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate dollar amount of these outstanding loans was $39.5 million, $20.3 million, and $21.3 million at December 31, 2004, 2003, and 2002, respectively. During 2004, new loans of $34.0 million were made, and payments totaled $14.8 million. During 2003, new loans of $18.3 million were made, and payments totaled $19.3 million.

NOTE 11. ALLOWANCE FOR LOAN LOSSES

        Changes in the allowance for loan losses (in thousands) were:

	2004	2003	2002
Balance at beginning of year	$73,287	$70,275	$44,587
Purchase accounting acquisitions	20,682	12,690	22,973
Allowance adjustment for loans sold	(506)	--	(12)
Provision for loan losses	34,987	20,581	22,266
Loans charged off	(37,003)	(34,624)	(23,556)
Recoveries of loans previously charged off	5,471	4,365	4,017

Balance at end of year	$96,918	$73,287	$70,275

NOTE 12. PREMISES AND EQUIPMENT

        Premises and equipment at December 31 are summarized (in thousands) as follows:

	2004	2003
Land and land improvements	$ 33,031	$ 25,709
Buildings	72,201	61,323
Furniture, fixtures and equipment	91,231	72,301
Capitalized software	20,725	17,866
Leasehold improvements	31,349	30,733
Construction in progress	4,476	2,497

	253,013	210,429
Less accumulated depreciation and amortization	82,365	67,724

	$170,648	$142,705

        Depreciation and amortization of premises and equipment totaled $17.0 million, $14.5 million, and $12.2 million in 2004, 2003 and 2002, respectively. At December 31, 2004, there were no land and buildings pledged as collateral for long-term debt.

NOTE 13. LONG-LIVED ASSETS HELD FOR SALE

        At December 31, 2004, Carolina First Bank owned land, which was classified in other assets as an asset held for sale, and recorded at its estimated net realizable value of $136,000. At December 31, 2003, Carolina First Bank owned building and land, which was classified in other assets as an asset held for sale, and recorded at its estimated net realizable value of $821,000. In addition, at December 31, 2003, Mercantile Bank owned a vacant branch, which was classified in other assets as an asset held for sale, and recorded at its estimated net realizable value of $999,000.

        In June 2004, TSFG sold three long-lived asset properties, which resulted in the recognition of an impairment recovery totaling $277,000 and a loss on the disposition of premises and equipment (included in noninterest income) totaling $17,000. The net realizable value of these properties, which consisted of land and buildings, was estimated at $1.7 million prior to their sale.

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

NOTE 14. GOODWILL

        The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the years ended December 31, 2004 and 2003:

	Carolina First Bank	Mercantile Bank	Other	Total
Balance, December 31, 2002	$116,279	$108,033	$--	$224,312
Purchase accounting adjustments	90,501	(664)	10,346	100,183

Balance, December 31, 2003	206,780	107,369	10,346	324,495
Purchase accounting adjustments	(379)	254,846	(466)	254,001
Dispositions	--	--	(6,643)	(6,643)

Balance, December 31, 2004	$206,401	$362,215	$3,237	$571,853

        The goodwill for each reporting unit was tested for impairment as of June 30, 2004 in accordance with SFAS 142. TSFG will continue to update this testing annually as of June 30th each year. The fair value of each reporting unit was estimated using a cash flow approach based upon the present value of expected future cash flows and a market approach based upon recent purchase transactions and public company market values. These valuations indicated that no impairment charge was required as of the June 30, 2004 test date.

NOTE 15. OTHER INTANGIBLE ASSETS

        Other intangible assets, net of accumulated amortization, at December 31 are summarized as follows (in thousands):

	2004	2003
Core deposit intangible	52,206	38,770
Less accumulated amortization	(18,463)	(13,507)

	33,743	25,263

Non-compete agreement intangible	5,672	2,213
Less accumulated amortization	(1,099)	(294)

	4,573	1,919

Customer list intangible	1,595	1,558
Less accumulated amortization	(314)	(156)

	1,281	1,402

	$39,597	$28,584

        The following presents the details for amortization expense of intangible assets (in thousands) for the years ended December 31:

	2004	2003	2002
Core deposit intangible	$5,080	$3,098	$1,404
Non-compete agreement intangible	805	203	91
Customer list intangible	158	132	24

Total amortization expense of intangible assets	$6,043	$3,433	$1,519

        The estimated amortization expense for amortizable intangible assets (in thousands) for the years ended December 31 is as follows:

	Core Deposit Intangible	Non-Compete Agreement Intangible	Customer List Intangible	Total
2005	$ 5,696	$1,315	$ 160	$ 7,171
2006	5,095	1,314	160	6,569
2007	4,607	1,206	160	5,973
2008	3,801	527	160	4,488
2009	3,095	209	160	3,464
Aggregate total for all years thereafter	11,449	2	481	11,932

	$33,743	$4,573	$ 1,281	$39,597

NOTE 16. MORTGAGE SERVICING RIGHTS

        The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”) (in thousands), which are included in other assets, for the two years ended December 31, 2004.

	2004	2003
Balance at beginning of year	$1,781	$4,386
MSRs amortized	(885)	(2,587)
MSRs impairment recovery (loss) from the valuation of MSRs	209	(18)

Balance at end of year	$1,105	$1,781

        The aggregate fair value of capitalized MSRs at December 31, 2004 and 2003 was $1.3 million and $1.9 million, respectively. At December 31, 2004 and 2003, the valuation allowance for capitalized MSRs totaled $1.6 million and $1.8 million, respectively.

        The estimated amortization expense for MSRs for the years ended December 31 is as follows: $885,000 for 2005, $220,000 for 2006, and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

NOTE 17. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

        The fair value of TSFG's derivative assets and liabilities and their related notional amounts (in thousands) at December 31, 2004 and 2003 is presented below.

	December 31, 2004			December 31, 2003
	Fair Value			Fair Value
	Asset	Liability	Notional Amount	Asset	Liability	Notional Amount
Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$ 943	$ --	$ 95,500	$ 1,428	$ --	$ 99,049

Fair Value Hedges
Interest rate swaps associated with lending activities	--	--	--	--	276	3,000
Interest rate swaps associated with borrowing activities	--	10,127	185,000	--	8,820	185,000
Interest rate swaps associated with deposit taking activities	2,558	7,805	1,006,903	--	4,835	640,500

Other Derivatives
Futures contracts	6	--	20,000	--	664	92,000
Options, interest rate swaps and other	11,484	16,884	178,250	169	359	29,956

	$14,991	$ 34,816	$1,485,653	$ 1,597	$ 14,954	$ 1,049,505

        Certain derivative liabilities were collateralized by approximately $1.8 million in cash and by securities, which are held by third-party safekeepers. The approximate cost and fair value of these securities at December 31, 2004 were $28.7 million and $28.4 million, respectively.

        As part of our mortgage activities, TSFG orginates certain residential loans and commits these loans for sale. The commitments to orginate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at December 31, 2004.

        In 2004, noninterest income included $3.2 million of net gains for futures, options, and other derivatives, which did not qualify for hedge accounting under SFAS 133. During 2004, unrealized gains on cash flow hedges totaling $36,000 (net of related income taxes of $13,000) were recognized in other comprehensive income and were partially offset by $33,000 (net of related income taxes of $12,000) of gains reclassified to the consolidated income statement as a result of the settlement of a derivative asset previously recognized as a cash flow hedge. The settlement of the derivative asset previously recognized as a cash flow hedge decreased the fair value of our derivative asset by $489,000. The gain on this terminated cash flow hedge was included in accumulated other comprehensive income and in accordance with SFAS 133 is being amortized over the remaining life of the original forecasted transaction as it affects earnings. TSFG expects $131,000, net of income tax, of the existing gains, which are included in accumulated other comprehensive income, to be reclassified to the consolidated income statement within the next 12 months. In addition, for 2004, the amount of ineffectiveness from TSFG’s cash flow hedges was not significant.

        In 2003, noninterest income included $1.8 million of net gains for futures, options, other derivatives, and trading activities, which do not qualify for hedge accounting under SFAS 133. During 2003, unrealized gains on cash flow hedges totaling $1.0 million (net of related income taxes of $484,000) were recognized in other comprehensive income. In 2003, $167,000 of losses were reclassified from other comprehensive income to the consolidated income statement as a result of the discontinuance of cash flow hedges.

        In 2002, noninterest income included $934,000 of net losses for futures, options, other derivatives, and trading activities, which do not qualify for hedge accounting under SFAS 133. During 2002, unrealized gains on cash flow hedges totaling $318,000 (net of related income taxes of $187,000) were recognized in other comprehensive income. In 2002, there were no gains or losses that were reclassified from other comprehensive income to the consolidated income statement as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur. In addition, for 2002, the amount of ineffectiveness from TSFG’s cash flow hedges was not significant.

NOTE 18. DEPOSITS

        Deposits at December 31 are summarized as follows (in thousands):

	2004	2003
Noninterest-bearing demand deposits	$1,237,877	$ 882,129
Interest-bearing checking	816,933	699,956
Money market accounts	2,704,287	2,237,299
Savings accounts	192,769	159,013
Time deposits under $100,000	856,386	814,802
Time deposits of $100,000 or more	645,820	537,588
Brokered deposits	1,211,465	697,862

	$7,665,537	$6,028,649

        Maturities of time deposits (includes brokered deposits) at December 31, 2004 are as follows (in thousands):

2005	$1,234,479
2006	198,162
2007	135,352
2008	99,678
2009	141,847
Thereafter	904,153

$2,713,671

NOTE 19. INCOME TAXES

        The aggregate amount of income tax expense (benefit) (in thousands) included in the consolidated statements of income and in the consolidated statements of changes in shareholders’ equity and comprehensive income (in thousands) for the years ended December 31, 2004, 2003, and 2002 were as follows:

	2004	2003	2002
Income before minority interest, discontinued operations,
and cumulative effect of change in accounting principle	$56,657	$43,260	$28,972
Dividends on minority interest in consolidated subsidiary	--	(1,096)	(1,903)
Discontinued operations	(264)	--	--
Cumulative effect of change in accounting principle	--	--	--
Shareholders' equity:
Change in unrealized gains on fair value of cash flow hedges	1	484	187
Change in unrealized (losses) gains on available for sale securities	(6,628)	(16,280)	13,912

	$49,766	$26,368	$41,168

        Income tax expense (benefit) attributable to income before income taxes, minority interest, discontinued operations, and cumulative effect of change in accounting principle (“income tax expense”) (in thousands) for the years ended December 31, 2004, 2003, and 2002 consisted of the following:

	2004	2003	2002
Current
U.S. Federal	$41,295	$42,140	$28,305
State and local	4,761	4,136	2,116

	46,056	46,276	30,421
Deferred
U.S. Federal	9,976	(3,140)	(1,814)
State and local	625	124	365

	10,601	(3,016)	(1,449)

Total income tax expense	$56,657	$43,260	$28,972

        Income tax expense differed from the amounts computed by applying TSFG’s statutory U.S. federal income tax rate of 35% for the years ended December 31, 2004, 2003, and 2002 to pretax income from continuing operations as a result of the following (in thousands):

	2004	2003	2002
Income tax expense at federal statutory rate	$61,693	$49,116	$32,475
State income tax, net of federal benefit	3,501	2,769	1,569
Increase (decrease) resulting from:
Subsidiary stock, recognition of basis difference	--	(6,530)	(3,027)
Bank-owned life insurance	(3,926)	(2,912)	(2,600)
Nontaxable municipal interest	(2,632)	(1,621)	(1,425)
Basis difference on gain on sale of substantially all of the
assets and liabilities of Community National Bank	2,246	--	--
Income tax credits	(436)	(97)	(100)
Dividends received deduction	(871)	(501)	--
Change in federal and state valuation allowance for deferred
income tax assets	47	2,550	1,402
Other, net	(2,965)	486	678

	$56,657	$43,260	$28,972

        The tax effected sources of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities at December 31 are presented below (in thousands):

	2004	2003
Deferred Income Tax Assets
Loan loss allowance deferred for income tax purposes	$35,070	$26,238
Unrealized losses on securities available for sale	11,040	4,412
Compensation expense deferred for income tax reporting purposes	10,449	8,787
Federal capital loss carryforward	8,034	8,170
Excess basis of MSRs for income tax purposes over financial reporting purposes	1,886	2,144
State net operating loss carryforwards	1,251	980
Excess basis of securities for income tax purposes over financial reporting purposes	1,112	1,771
Environmental remediation costs	231	2,364
Federal net operating loss carryforward	176	108
Other	4,343	4,162

	73,592	59,136
Less valuation allowance	6,368	6,238

	67,224	52,898

Deferred Income Tax Liabilities
Excess basis of intangible assets for financial reporting purposes over income tax basis	20,918	15,252
Income tax depreciation in excess of book depreciation	9,849	11,681
Excess basis of prepaid and deferred expenses for financial reporting purposes over income tax
basis	8,482	--
Unrealized gains on cash flow hedges and fair value of derivatives deferred for income tax
reporting purposes	501	500
Excess carrying value of assets acquired for financial reporting purposes over income tax basis	232
	6,556
Employee benefits deduction accelerated for income tax reporting purposes	--	65
Income tax bad debt reserve recapture adjustment	39	58
Other	--	762

	40,021	34,874

Net deferred income tax assets	$27,203	$18,024

Changes in net deferred income tax assets were (in thousands):
	2004	2003
Balance at beginning of year	$18,024	$611
Purchase accounting acquisitions	13,153	(1,399)
Income tax benefit from change in unrealized gains on available for sale securities	6,628	16,280
Income tax expense from change in fair values on cash flow hedges	(1)	(484)
Deferred income tax (expense) benefit on continuing operations	(10,601)	3,016

Balance at end of year	$27,203	$18,024

        At December 31, 2004, TSFG has net operating loss carryforwards for state income tax purposes of $36.0 million available to offset future taxable state income, if any, which expires in years 2007 through 2024. In addition, a subsidiary in which TSFG owned less than 80% has a net operating loss carryforward for federal income tax purposes of $503,000 available to offset future taxable federal income, if any, which expires in years 2023 through 2024. TSFG purchased the remaining interest in this subsidiary during 2004. TSFG also has capital loss carryforwards for financial reporting purposes of $23.0 million, which are available to reduce future taxable federal capital gains, if any, through 2009.

        The valuation allowance for deferred income tax assets as of January 1, 2004 and 2003 was $6.2 million and $3.7 million, respectively. The net change in the valuation allowance relative to state net operating loss carryforwards and net deferred state income tax assets for the years ended December 31, 2004 and 2003 was an increase of $198,000 and $212,000, respectively. The 2004 increase in the valuation allowance relative to state net operating loss carryforwards included $83,000 acquired from acquisitions. The net change in valuation allowance relative to federal capital loss carryforwards for the years ended December 31, 2004 and 2003 was a decrease of $136,000 and an increase of $2.2 million, respectively. The net change in valuation allowance relative to its federal net operating loss carryforward for the years ended December 31, 2004 and 2003 was an increase of $68,000 and $108,000, respectively.

        In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon TSFG’s ability to generate taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and income tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, during which the deferred income tax assets are expected to be deductible, management believes it more likely than not TSFG will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        Tax returns for 2001 forward are subject to examination by the Internal Revenue Service.

NOTE 20. SHORT-TERM BORROWED FUNDS

        Short-term borrowings and their related weighted average interest rates at December 31 were (in thousands):

	2004		2003
	Amount	Rate	Amount	Rate
Federal funds purchased and repurchase agreements	$1,583,495	2.14%	$834,866	0.96%
Treasury, tax and loan note	14,111	1.75	11,781	0.57
Commercial paper	29,405	2.79	36,949	2.81
Line of credit to unaffiliated bank and other	--	--	7,349	2.85

	$1,627,011	2.15%	$890,945	1.05%

        Repurchase agreements represent overnight and short-term borrowings by Carolina First Bank and Mercantile Bank collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers. The approximate cost and fair value of these securities at December 31, 2004 were $739.1 million and $732.5 million, respectively. The approximate cost and fair value of these securities at December 31, 2003 were $573.0 million and $571.8 million, respectively.

        The maximum short-term borrowings outstanding at any month end were (in thousands):

	2004	2003
Federal funds purchased and repurchase agreements	$1,715,306	$1,062,102
FHLB advances	205,000	5,000
Treasury, tax and loan note	110,377	18,387
Commercial paper	39,743	39,431
Line of credit to unaffiliated bank and other	7,349	7,350
Aggregate short-term borrowings	1,769,005	1,113,091

        Average short-term borrowings during 2004, 2003, and 2002, were $1.4 billion, $935.6 million, and $1.4 billion, respectively. The average interest rates on short-term borrowings during 2004, 2003, and 2002 were 1.40%, 1.22%, and 1.53%, respectively.

        Interest expense on short-term borrowings for the years ended December 31 related to the following (in thousands):

	2004	2003	2002
Federal funds purchased and repurchase agreements	$17,568	$10,080	$19,888
FHLB advances	96	97	642
Treasury, tax and loan note	80	41	133
Commercial paper	1,095	1,145	1,312
Line of credit to unaffiliated bank and other	69	56	--

	$18,908	$11,419	$21,975

NOTE 21. UNUSED LINES OF CREDIT

        At December 31, 2004, the Subsidiary Banks had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $536.6 million (which are withdrawable at the lenders’ option). These lines of credit are generally available on a one-to-ten day basis for funding short-term liquidity needs by the Subsidiary Banks. At December 31, 2004, the Subsidiary Banks had $1.5 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge.

        At December 31, 2004, the parent company had three unused short-term lines of credit totaling $35.0 million. These lines of credit are withdrawable at the lenders’ option. One line of credit for $15.0 million matures May 14, 2005 and has a fixed interest rate of one-month LIBOR plus 125 basis points commencing on the loan date. The second line of credit for $10.0 million matures June 30, 2005 and has a variable interest rate of one-month LIBOR plus 200 basis points. The third line of credit for $10.0 million matures November 15, 2005 and has a variable interest rate of one-month LIBOR plus 170 basis points.

        The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At December 31, 2004, the Subsidiary Banks had qualifying collateral to secure advances up to $951.8 million, none of which was outstanding.

NOTE 22. LONG-TERM DEBT

        Long-term debt at December 31 consisted of the following (in thousands, except for descriptions of terms):

	2004	2003
FHLB advances; fixed interest rates ranging from 1.29% to 6.27% due from 2005 to 2018; collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences valued at $282.2 million and mortgage-backed securities valued at $926.0 million; initial maturity of one year or greater; interest payable quarterly	$1,047,040	$ 980,680
Repurchase agreements; fixed and variable rates ranging from 1.10% to 4.23% due from 2005 to 2014; collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers and corporate bonds valued at $1.8 billion; interest payable quarterly	1,665,134	1,494,800
Subordinated Notes; due June 26, 2033; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.10% (not to exceed 11.75% through June 26, 2008); balance can be prepaid in whole or in part after June 26, 2008 at accrued and unpaid interest plus outstanding principal (1)	3,093	--
Subordinated Notes; due December 26, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.25% (not to exceed 11.75% through December 26, 2007); balance can be prepaid in whole or in part after December 26, 2007 at accrued and unpaid interest plus outstanding principal (1)	3,093	--
Subordinated Notes; due November 7, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to ninety-day LIBOR plus 3.45% (not to exceed 12.5% through November 7, 2007); balance can be prepaid in whole or in part after November 7, 2007 at accrued and unpaid interest plus outstanding principal (1)	22,681	22,681
Subordinated Notes; due October 7, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.5% through July 7, 2007); balance can be prepaid in whole or in part on or after July 7, 2007 at accrued and unpaid interest plus outstanding principal (1)	25,774	25,774
Subordinated Notes; due July 30, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.625% (not to exceed 12.0% through July 30, 2007); balance can be prepaid in whole or in part after July 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	18,042	18,042

	2004	2003
Subordinated Notes; due June 30, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.0% through June 30, 2007); balance can be prepaid in whole or in part after June 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	20,619	20,619
Subordinated Notes; due June 30, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.0% through June 30, 2007); balance can be prepaid in whole or in part after June 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	4,124	--
Subordinated Notes; due April 22, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.70% (not to exceed 11.0% through April 22, 2007); balance can be prepaid in whole or in part after April 22, 2007 at accrued and unpaid interest plus outstanding principal (1)	4,124	--
Subordinated Notes; due December 18, 2031; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.60% (not to exceed 12.5% through December 18, 2006); balance can be prepaid in whole or in part after December 18, 2006 at accrued and unpaid interest plus outstanding principal (1)	6,186	--
Subordinated Notes; due July 8, 2031; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.75% (not to exceed 11.0% through December 8, 2006); balance can be prepaid in whole or in part after December 8, 2006 at accrued and unpaid interest plus outstanding principal (1)	31,959	31,959
Subordinated Notes; due December 17, 2013; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 2.83%; balance can be prepaid on December 17, 2008 at par plus accrued and unpaid interest	10,000	10,000
6.33% Subordinated Notes; due December 20, 2006; unsecured; interest payable semi-annually of each year and at maturity; balance can be prepaid on December 20, 2001 at par plus accrued and unpaid interest	6,000	6,000
Mandatorily redeemable preferred stock of subsidiary; redeemable May 31, 2012; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.50% (2)	38,500	38,500
Mandatorily redeemable preferred stock of subsidiary; redeemable January 31, 2031; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to 11.125% (2)	26,300	26,300
Mandatorily redeemable preferred stock of subsidiary; redeemable January 31, 2011; preferred stock can be redeemed in whole or part on or after December 8, 2005; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.00% (2)	25,000	25,000
Employee stock ownership plan note payable to RBC/Centura Bank; due July 23, 2007; collateralized by 51,459 shares of TSFG stock valued at approximately $1.7 million; interest at Centura Bank's prime rate less 1.25% with monthly principal payments of $25,000	800	1,100
Note payable; interest at 12.50% due December 31, 2012; collateralized by a United States Treasury note valued at $2.3 million; with current annual payments of approximately $125,000	900	927

	2,959,369	2,702,382
Purchase accounting premiums, net of amortization	2,774	497

	$2,962,143	$2,702,879

(1)

The balance can be prepaid in whole (but not in part) at any time within a specified number of days (as defined in the indenture) following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

(2)	The balance can be redeemed in whole or in part following the occurrence of a tax or capital event (as defined in the terms of the preferred stock).

        Required annual principal payments for the five years subsequent to December 31, 2004 are as follows (in thousands):

2005	$ 9,335
2006	16,337
2007	231,376
2008	112,847
2009	1,120,053
Thereafter	1,469,421

$2,959,369

        Debt issuance costs, net of accumulated amortization, totaled $6.7 million and $6.8 million at December 31, 2004 and 2003, respectively, and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $596,000, $135,000, and $97,000 in 2004, 2003, and 2002 and is reported in other noninterest expenses on the consolidated statements of income.

        During the years ended December 31, 2004, 2003 and 2002, TSFG recognized losses on the early extinguishment of debt totaling $1.4 million, $2.7 million, and $354,000, respectively. Such losses are included in noninterest expenses. The loss for 2004 related to prepayment penalties for repurchase agreement borrowings totaling $185.0 million with variable interest rates that would have changed to fixed at periods ranging from 6 months to 18 months. The fixed rates on these repurchase agreements ranged from 1.54% to 2.99%. The loss for 2003 related to prepayment penalties for FHLB advances totaling $40.0 million with a fixed interest rate of 6.27%. The loss for 2002 consisted of the write-off of unamortized issue costs due to the full redemption of $26.3 million of 9% subordinated debt due September 1, 2005 at par value.

NOTE 23. MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

        In accordance with its adoption of SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” TSFG reclassified its minority interest in consolidated subsidiary (representing mandatorily redeemable preferred stock of its real estate investment trust subsidiary) to long-term debt effective July 1, 2003. In addition, effective July 1, 2003, TSFG reported dividends earned by institutional holders on preferred shares of its real estate investment trust subsidiary as interest expense. For periods prior to July 1, 2003, these dividends earned are reported as minority interest in consolidated subsidiary, net of tax.

        Carolina First Mortgage Loan Trust (the “REIT”), a majority-owned subsidiary of SCOREIT, Inc. (a subsidiary of Carolina First Bank), holds real estate-related assets, including mortgage loans. SCOREIT, Inc.‘s ownership in the REIT is evidenced by common and preferred equity. On June 11, 2002, Carolina First Bank sold 131 shares of the REIT’s Series 2000A Cumulative Fixed Rate Preferred Shares (the “Series A Trust Preferred Stock”) and 385 shares of the REIT’s Series 2002C Cumulative Floating Rate Preferred Shares (the “Series C Trust Preferred Stock”) to institutional buyers. On June 8, 2001, Carolina First Bank sold 250 shares of the REIT’s Series 2000B Cumulative Floating Rate Preferred Shares (the “Series B Trust Preferred Stock”) to an institutional buyer. On February 22, 2001, Carolina First Bank sold 132 shares of the Series A Trust Preferred Stock to an institutional buyer. The Series A Trust Preferred Stock, Series B Trust Preferred Stock, and Series C Trust Preferred Stock have a stated value of $100,000 per share. Proceeds to Carolina First Bank from these sales totaled $49.2 million, net of issuance costs totaling $2.4 million in 2002, and $37.0 million, net of $1.2 million in issuance costs in 2001. The mandatorily redeemable preferred stock of subsidiary qualifies as capital under Federal Reserve Board guidelines.

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

NOTE 24. CONTINGENT LIABILITIES AND COMMITMENTS

Legal Proceedings

        TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG’s consolidated financial position or results of operations.

Environmental Remediation Costs

        TSFG acquired the former Beacon Manufacturing Company facility (“Beacon property”) in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MBFC. MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. Demolition, removal, and disposal of the debris in accordance with all state and federal regulatory guidelines are now complete. In addition, clean up of the oil spill, including releases to the adjacent Swannanoa River, is substantially completed. TSFG continues to investigate, and if necessary remediate, any additional related environmental impacts and soil and groundwater contamination attributable to the facility. The environmental remediation liability, included in other liabilities, totaled $660,000 at December 31, 2004 and was based on available information. TSFG continues to evaluate the reserve level and may make adjustments as more information becomes known. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves and impact earnings. The related estimated net realizable value of the other real estate owned, included in other assets, totaled $300,000 at December 31, 2004. TSFG entered into a contract to sell the Beacon property to an independent third party, however this transaction is contingent upon the purchaser conducting normal and customary due diligence and environmental review.

Recourse Reserve

        As part of its acquisition of Florida Banks, TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At December 31, 2004, the estimated recourse reserve liability, included in other liabilities, totaled $2.5 million. TSFG will continue to evaluate the reserve level and may make adjustments as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

Lease Commitments

        Minimum rental payments under noncancelable operating leases at December 31, 2004 are as follows (in thousands):

2005	$11,061
2006	10,839
2007	10,426
2008	9,571
2009	8,603
Thereafter	72,304

$122,804

        Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $11.3 million, $10.4 million, and $9.0 million in 2004, 2003, and 2002, respectively. The leases typically provide that the lessee pay property taxes, insurance, and maintenance cost.

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

        Unfunded loan commitments and letters of credit at December 31, 2004 were approximately $2.3 billion and included the following (in thousands):

Loan commitments:
Commercial, financial, agricultural, and other	$982,956
Commercial secured by real estate	773,718
Home equity loans	388,650
Standby letters of credit	135,178
Documentary letters of credit	2,412
Unused business credit card lines	17,550

        The total portfolios of loans serviced or subserviced for non-affiliated parties at December 31, 2004 and 2003 were $155.2 million and $229.3 million, respectively.

        TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are loan commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. At December 31, 2004, the aggregate dollar amount of these unfunded loan commitments to the aforementioned directors, officers and their associates totaled $14.3 million and are included in the unfunded loan commitments presented above.

        Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary and such amount was not significant at December 31, 2004. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2004 was $135.2 million.

NOTE 25. CAPITAL STOCK

        On November 10, 2004, TSFG filed a “universal shelf” registration statement registering up to $750.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. No securities have been offered or sold under this shelf registration to date. The filing of this shelf registration on November 10, 2004 terminated TSFG’s previous shelf registration statement filed June 27, 2003.

        On June 27, 2003, TSFG filed a “universal shelf” registration statement registering up to $200.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. On November 12, 2003, TSFG completed a common stock offering, selling 6,325,000 shares at a gross offering price of $27.00 per share. The offering generated proceeds to TSFG of $161.1 million, net of issuance costs for underwriting and expenses. TSFG used some of the net proceeds to increase the capital at TSFG’s subsidiary banks and for general corporate purposes. This shelf registration statement has been terminated as discussed above.

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

        Quantitative measures established by regulation to ensure capital adequacy require TSFG and the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2004, that TSFG and the Subsidiary Banks met all capital adequacy requirements.

        As of December 31, 2004, the most recent notification from federal banking agencies categorized TSFG and the Subsidiary Banks as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” the Subsidiary Banks must maintain minimum total risk-based capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table. Since December 31, 2004, there have been no events or conditions that management believes have changed the Subsidiary Banks’ categories.

        TSFG’s and the Subsidiary Banks’ capital levels at December 31 exceeded the “well capitalized levels,” as shown below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	2004	2003	2004	2003	2004	2003
TSFG
Tier 1 capital	$967,494	$773,657	$405,871	$294,546	n/a	n/a
Total risk-based capital	1,137,433	920,923	811,742	589,093	n/a	n/a
Tier 1 capital ratio	9.53%	10.51%	4.00%	4.00%	n/a	n/a
Total risk-based capital ratio	11.21	12.51	8.00	8.00	n/a	n/a
Leverage ratio	7.39	7.49	4.00	4.00	n/a	n/a

Carolina First Bank
Tier 1 capital	$572,654	$548,855	$257,772	$225,500	$ 386,659	$338,250
Total risk-based capital	729,817	702,637	515,545	451,001	644,431	563,751
Tier 1 capital ratio	8.89%	9.74%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	11.32	12.46	8.00	8.00	10.00	10.00
Leverage ratio	6.39	6.63	4.00	4.00	5.00	5.00

Mercantile Bank
Tier 1 capital	$323,304	$151,628	$152,603	$68,090	$ 228,905	$102,135
Total risk-based capital	449,978	202,477	305,207	136,180	381,508	170,225
Tier 1 capital ratio	8.47%	8.91%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	11.79	11.89	8.00	8.00	10.00	10.00
Leverage ratio	7.23	7.11	4.00	4.00	5.00	5.00

Community National Bank
Tier 1 capital	n/a	$5,128	n/a	$1,471	n/a	$2,206
Total risk-based capital	n/a	5,619	n/a	2,942	n/a	3,677
Tier 1 capital ratio	n/a	13.95%	n/a	4.00%	n/a	6.00%
Total risk-based capital ratio	n/a	15.28	n/a	8.00	n/a	10.00
Leverage ratio	n/a	8.47	n/a	4.00	n/a	5.00

NOTE 27. RESTRICTION OF DIVIDENDS FROM SUBSIDIARIES

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

NOTE 28. AVERAGE SHARE INFORMATION

        The following is a summary of the basic and diluted average common shares outstanding for the years ended December 31:

	2004	2003	2002
Basic
Average common shares outstanding (denominator)	64,592,317	49,204,173	41,714,994

Diluted
Average common shares outstanding	64,592,317	49,204,173	41,714,994
Dilutive potential common shares	1,642,854	1,124,180	999,944

Average diluted shares outstanding (denominator)	66,235,171	50,328,353	42,714,938

        The following options were outstanding for the years ended December 31 but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

2004	2003			2002
Number of shares	Range of Exercise Prices	Number of shares	Range of Exercise Prices	Number of shares	Range of Exercise Prices
25,180	$29.93 to $30.35	393,639	$24.10 to $26.94	472,150	$21.00 to $21.51
33,489	$31.26	504,950	$27.50	454,145	$21.56 to $23.05
515,710	$31.96	105,788	$28.03 to $31.26	390,467	$23.13 to $31.26

NOTE 29. STOCK COMPENSATION PLANS

        TSFG has a long-term incentive plan (“2004 LTIP”), a restricted stock plan, and stock option plan. These plans provide for grants or options to purchase TSFG’s $1 par value common stock.

2004 Long-Term Incentive Plan

        TSFG’s 2004 LTIP provides for incentive compensation in the form of stock options, restricted stock, performance units (which may be stock based), stock appreciation rights and director compensation. These grants may be made to directors, officers, employees, prospective employees, and consultants of TSFG. At December 31, 2004, authorized shares under the 2004 LTIP totaled 2 million shares. During 2004, TSFG awarded 8,659 shares with a weighted-average fair value of $28.71 for director compensation. Directors’ fees associated with these grants totaled $249,000 in 2004. During 2003, TSFG awarded 13,590 shares with a weighted-average fair value of $25.28 for director compensation. Directors’ fees associated with these grants totaled $344,000 in 2003. At December 31, 2004, TSFG had 1,977,751 shares available to be granted.

        During 2004, TSFG recognized restricted stock compensation expense totaling $1.3 million related to approximately 81,000 shares of restricted stock issued in January 2005.

Restricted Stock Plan

        TSFG has a Restricted Stock Plan for awards to certain key employees. At December 31, 2004, authorized shares under the Restricted Stock Plan totaled 875,000 shares. Shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. At December 31, 2004, there were 178,500 shares of unvested restricted stock with a weighted-average fair value of $27.54 computed as of the grant dates. In addition, as of December 31, 2004, TSFG has issued 523,628 shares under the Restricted Stock Plan, which have already vested and 172,872 shares available to be granted.

        The following is a summary of TSFG’s restricted stock grants, the weighted-average fair values at grant date, and compensation expense recognized on restricted stock awards for the three years ended December 31, 2004.

	2004	2003	2002
Shares granted	210,145	69,805	59,097
Shares canceled	(12,538)	(2,945)	(1)

	197,607	66,860	59,096

Weighted-average fair value of restricted stock granted during the year	$28.31	$21.42	$18.00
Compensation expense recognized (in thousands)	$1,368	$3,298	$2,053

Stock Option Plan

        TSFG has a Stock Option Plan, a Directors’ Stock Option Plan, a Fortune 50 Stock Option Plan, and options acquired from acquisitions (collectively referred to as stock-based option plans). At December 31, 2004, authorized shares under the Stock Option Plan totaled 4.7 million shares. The exercise price of each option either equals or exceeds the fair market value of TSFG’s Common Stock on the date of grant. Options issued to employees under the Stock Option Plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant. Under the Directors’ Stock Option Plan, TSFG may grant options to its non-employee directors. At December 31, 2004, authorized shares under the Directors’ Stock Option Plan totaled 650,000 shares. The exercise price of each directors’ option equals the fair market value of TSFG’s Common Stock on the date of grant. Options issued to directors under the Directors’ Stock Option Plan vest immediately on the grant date.

        The following is a summary of the activity under the stock-based option plans for the three years ended December 31, 2004.

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1	4,240,795	$18.66	3,962,518	$16.05	3,223,162	$15.63
Granted:
Price = Fair Value	813,270	30.87	915,659	25.52	675,597	20.64
Price > Fair Value	11,760	27.98	--	--	--	--
Price <Fair Value (from acquisitions)	998,176	12.21	331,886	10.12	539,217	8.10
Cancelled	(154,300)	24.05	(150,722)	18.53	(133,563)	17.65
Exercised	(1,168,728)	12.90	(818,546)	10.26	(341,895)	7.99
Outstanding, December 31	4,740,973	$20.52	4,240,795	$18.66	3,962,518	$16.05
Exercisable, December 31	2,944,270	$17.37	2,629,173	$16.64	2,631,337	$14.79

        The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Low/High Outstanding	Number of Option Shares Outstanding	Weighted- Average Remaining Contractural Life (in yrs.)	Weighted- Average Exercise Price	Number of Options Shares Exercisable	Weighted- Average Exercise Price
$1.49/$10.45	514,242	2.9	$ 7.43	514,242	$ 7.43
$10.71/$13.16	583,875	4.7	12.33	540,493	12.34
$13.88/$18.00	615,990	5.0	16.40	490,596	16.08
$18.06/$21.06	559,114	7.0	19.65	286,769	19.31
$21.42/$21.91	511,151	6.9	21.49	232,354	21.50
$22.34/$25.37	536,563	5.0	23.41	505,593	23.36
$26.25/$27.51	537,770	7.5	27.34	191,130	27.05
$27.70/$31.26	367,208	7.8	28.56	183,093	28.64
$31.96	515,060	10.0	31.96	--	--

	4,740,973	6.2	$ 20.52	2,944,270	$ 17.37

NOTE 30. EMPLOYEE BENEFITS

        TSFG maintains the Carolina First Salary Reduction Plan and Trust (“401(k) Plan”) for all eligible employees. Upon ongoing approval of the Board of Directors, TSFG matches employee contributions equal to six percent of compensation subject to certain adjustments and limitations. Contributions of $3.9 million, $3.3 million, and $2.3 million were charged to operations in 2004, 2003, and 2002, respectively.

        TSFG maintains The South Financial Group, Inc. Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP has a loan, guaranteed by TSFG, used to acquire shares of stock of TSFG. Such stock is pledged as collateral for the loan. At December 31, 2004, the ESOP owned 176,471 shares of TSFG stock, of which 51,459 were pledged to secure the loan. The remainder was allocated to individual accounts of participants. In accordance with the requirements of the American Institute of Certified Public Accountants Statements of Position 76-3 and 93-6, TSFG presents the outstanding loan amount as long-term debt and as a reduction of shareholders’ equity in the accompanying consolidated balance sheets (Note 22). TSFG contributions to the ESOP are the primary source of funds used to service the debt. Annual contributions consist of amounts necessary to service the debt and other amounts at the discretion of, and determined by, the Board of Directors, and may not exceed the maximum amount deductible under the applicable sections of the Internal Revenue Code. For the years ended December 31, 2004, 2003, and 2002, contributions of $432,000, $746,000, and $607,000, respectively, were charged to operations. There were no discretionary contributions made during 2004.

        TSFG maintains Supplementary Executive Retirement Plans (“SERPs) for certain officers. These plans provide salary continuation benefits after the participant reaches normal retirement age (usually age 65) or early retirement (age 55 and 7 years of service) and continue for 10 to 18 years. The SERPs also provide limited benefits in the event of early termination or disability while employed by TSFG and full benefits to the officer’s beneficiaries in the event of the officer’s death. The officers vest in the benefits over a number of years as defined by the SERPs, usually 10 years. In the event of a change of control of TSFG as defined in the SERPs, the officers become 100% vested in the total benefit. TSFG has purchased life insurance policies on these officers in order to fund the payments required by the SERPs. For the years ended December 31, 2004, 2003 and 2002, contributions of $3.5 million, $2.5 million, and $1.5 million, respectively, were charged to operations related to these SERPs.

        TSFG maintains an Executive Deferred Compensation Plan for certain officers. This plan allows the participant to defer up to 80% of base annual salary and 100% of annual bonus compensation on a pre-tax basis. TSFG provides a match of 10% of the employee contribution. The deferral elections are irrevocable and cannot be changed during the plan year. TSFG’s match becomes fully vested after five years. Payments from the plan will automatically begin upon the employee’s retirement, termination of employment, or death during employment. However, participants may choose to receive payments prior to these events, such as an in-service distribution, an elective early withdrawal, or upon a change in control. Deferred compensation expense, which is associated with TSFG’s matching contributions, totaled $130,000, $72,000, and $84,000 in 2004, 2003, and 2002, respectively.

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

NOTE 31. MERGER-RELATED AND DIRECT ACQUISITION COSTS

        In connection with its acquisitions, TSFG recorded pre-tax merger-related costs, included in expense, and direct acquisition costs, included in goodwill. The merger-related and direct acquisition costs were recorded as incurred. The following summarizes these charges (in thousands) for the three years ended December 31, 2004:

	2004	2003	2002
Merger-related costs
Compensation-related expenses	$ 2,533	$ 823	$2,504
System conversion costs	1,505	1,196	1,355
Travel	910	214	588
Impairment loss from write-down of assets	--	181	--
Advertising	214	542	1,021
Other	2,704	2,171	1,196

	$ 7,866	$5,127	$6,664

	2004	2003	2002
Direct acquisition costs
Investment banking and professional fees	$ 5,432	$2,257	$6,273
Contract and lease terminations	8,547	875	1,205
Severance	1,094	6,486	306

	$15,073	$9,618	$7,784

        Severance charges are associated with the involuntary termination of former acquiree employees who held positions deemed redundant within the combined organization. These positions were primarily in centralized corporate support and data processing areas. The contract termination costs are primarily comprised of payments required to be made to certain executives pursuant to their employment contracts. The lease termination costs were for buyouts on leased facilities.

        At December 31, 2004, the accruals for merger-related costs and direct acquisition costs totaled $250,000 and $285,000, respectively. These accruals are included in other liabilities.

NOTE 32. RELATED PARTY TRANSACTIONS

        During the years ended December 31, 2004, 2003 and 2002, lease payments aggregating approximately $26,000, $26,000, and $25,000, respectively, were made to affiliates of directors or companies in which certain directors have an interest. These lease payments were made in the ordinary course of business and were on terms comparable to those that would have been obtained between unrelated parties.

        At December 31, 2004 and 2003, TSFG had loans to TSFG directors, directors of its subsidiaries, executive officers, and associates of such persons totaling $39.5 million and $20.3 million, respectively. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. At December 31, 2004, the aggregate dollar amount of these unfunded loan commitments to the aforementioned directors, officers and their associates totaled $14.3 million. See Notes 10 and 24 for further details.

NOTE 33. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. For brokered deposits the call date is used instead of maturity date. Fair value for long-term debt is based on discounted cash flows using TSFG’s current incremental borrowing rate.

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

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$ 199,847	$ 199,847	$ 184,057	$ 184,057
Interest-bearing bank balances	4,669	4,669	2,048	2,048
Federal funds sold	--	--	137	137
Trading securities	--	--	480	480
Securities available for sale	4,234,843	4,234,843	3,915,994	3,915,994
Securities held to maturity	75,245	76,552	91,097	93,188
Net loans	8,032,141	8,150,559	5,688,537	5,802,264
Derivative assets	14,991	14,991	1,597	1,597

Financial Liabilities
Deposits	$7,665,537	$7,683,671	$6,028,649	$6,053,773
Federal funds purchased and repurchase agreements	1,583,495	1,583,495	834,866	834,866
Other short-term borrowings	43,516	43,516	56,079	56,079
Long-term debt	2,962,143	2,993,712	2,702,879	2,732,241
Derivative liabilities	34,816	34,816	14,954	14,954

NOTE 34. BUSINESS SEGMENTS

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TSFG accounts for intersegment revenues and expenses as if these transactions were to third parties, that is, at current market prices. TSFG evaluates performance based on budget to actual comparisons and segment profits.

        Segment information (in thousands) is shown in the table below. The "Other" column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.

	Carolina First Bank	Marcantile Bank	Other	Eliminating Entries	Total
Year Ended December 31, 2004
Net interest income	$262,139	$111,232	$(6,643)	$--	$366,728
Provision for loan losses	27,591	7,387	9	--	34,987
Noninterest income	74,861	12,944	79,874	(72,912)	94,767
Noninterest expenses	163,018	74,110	86,028	(72,912)	250,244
Merger-related costs (a)	779	7,010	77	--	7,866
Amortization of intangibles (a)	3,170	2,658	215	--	6,043
Income tax expense	45,704	17,053	(6,100)	--	56,657
Discontinued operations	--	(490)	--	--	(490)
Net income	100,687	25,136	(6,706)	--	119,117

December 31, 2004
Total assets	$9,234,839	$4,869,497	$1,616,829	$(1,931,351)	$13,789,814
Loans	5,021,721	3,197,326	1,197	(91,185)	8,129,059
Deposits	4,684,608	3,042,608	--	(61,679)	7,665,537

Year Ended December 31, 2003
Net interest income	$213,841	$64,423	$(5,673)	$--	$272,591
Provision for loan losses	13,588	7,068	(75)	--	20,581
Noninterest income	72,779	16,105	64,901	(58,295)	95,490
Noninterest expenses	144,296	51,187	69,982	(58,295)	207,170
Merger-related costs (a)	2,781	2,303	43	--	5,127
Amortization of intangibles (a)	1,753	1,559	121	--	3,433
Income tax expense	39,905	6,920	(3,565)	--	43,260
Minority interest in consolidated subsidiary,
net of tax	(2,010)	(2)	--	--	(2,012)
Net income	86,821	15,351	(7,114)	--	95,058

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
December 31, 2003
Total assets	$8,513,715	$2,274,733	$1,295,644	$(1,364,691)	$10,719,401
Loans	4,372,476	1,383,279	41,402	(35,333)	5,761,824
Deposits	4,543,012	1,497,901	53,024	(65,288)	6,028,649

Year Ended December 31, 2002
Net interest income	$188,599	$35,679	$(6,026)	$--	$218,252
Provision for loan losses	15,509	6,799	(42)	--	22,266
Noninterest income	43,245	5,738	63,721	(53,064)	59,640
Noninterest expenses	120,743	32,355	62,806	(53,064)	162,840
Merger-related costs (a)	921	5,743	--	--	6,664
Amortization of intangibles (a)	1,093	426	--	--	1,519
Income tax expense	30,825	733	(2,586)	--	28,972
Minority interest in consolidated subsidiary,
net of tax	(3,247)	(3)	--	--	(3,250)
Cumulative effect of change in accounting
principle, net of tax	--	--	(1,406)	--	(1,406)
Net income	61,520	1,527	(3,889)	--	59,158

(a)     Included in noninterest expenses.

NOTE 35. PARENT COMPANY FINANCIAL INFORMATION

        The following is condensed financial information (dollars in thousands) of The South Financial Group (Parent Company only):

Condensed Balance Sheets

	December 31,
	2004	2003
Assets
Cash and due from banks	$ 51,790	$ 56,493
Investment in subsidiaries:
Bank subsidiaries	1,469,657	1,032,742
Nonbank subsidiaries	17,165	42,946

Total investment in subsidiaries	1,486,822	1,075,688
Receivable from subsidiaries	2,710	1,491
Other investments	15,311	16,656
Other assets	41,355	26,346

	$1,597,988	$1,176,674

Liabilities and shareholders' equity
Accrued expenses and other liabilities	$ 19,577	$ 23,045
Payables to subsidiaries	1,908	3,386
Borrowed funds	30,205	51,299
Subordinated debt	145,695	119,075
Shareholders' equity	1,400,603	979,869

	$1,597,988	$1,176,674

Condensed Statements of Income

	Years Ended December 31,
	2004	2003	2002
Income
Dividend income from subsidiaries	$84,638	$43,750	$55,865
Equity in undistributed net income of subsidiaries	37,374	56,106	6,897
Gain on equity investments	6,056	3,785	3,538
Interest income from subsidiaries	277	275	455
Sundry	5,060	4,351	3,139

	133,405	108,267	69,894

Expenses
Interest on borrowed funds	8,108	6,991	6,963
Loss on early extinguishment of debt	--	--	354
Sundry	10,853	8,347	5,703

	18,961	15,338	13,020

Income before taxes	114,444	92,929	56,874
Income tax benefit	(4,673)	(2,129)	(2,284)

Net income	$119,117	$95,058	$59,158

Condensed Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
Operating activities
Net income	$119,117	$95,058	$59,158
Adjustments to reconcile net income to net cash provided by operations
Equity in undistributed net income of subsidiaries	(37,374)	(56,106)	(6,897)
Gain on disposition of equity investments	(6,056)	(3,785)	(3,538)
Loss on early extinguishment of debt	--	--	354
Other assets, net	(2,828)	(10,717)	(4,177)
Other liabilities, net	(5,515)	13,013	885

Net cash provided by operating activities	67,344	37,463	45,785

Investing activities
Investment in subsidiaries	(37,279)	(132,096)	(37,491)
Loans to subsidiaries, net	(1,697)	1,794	3,233
Proceeds from disposition of equity investments	7,282	4,023	4,844
Purchase of equity investments	(3,018)	(4,425)	(5,000)

Net cash used for investing activities	(34,712)	(130,704)	(34,414)

Financing activities
Borrowings, net	(15,094)	1,290	(15,912)
Issuance of subordinated debt, net	--	--	62,496
Issuance of common stock, net	--	161,083	--
Cash dividends paid	(39,068)	(27,089)	(19,823)
Repurchase of common stock	--	(28,558)	(48,483)
Other	16,827	14,312	5,923

Net cash (used for) provided by financing activities	(37,335)	121,038	(15,799)

Net change in cash and cash equivalents	(4,703)	27,797	(4,428)
Cash and cash equivalents at beginning of year	56,493	28,696	33,124

Cash and cash equivalents at end of year	$51,790	$56,493	$28,696

NOTE 36. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following provides quarterly financial data for 2004 and 2003 (dollars in thousands, except per share data).

2004 Quarterly Financial Data

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$160,039	$147,218	$117,961	$117,014
Interest expense	55,474	47,460	37,572	34,998

Net interest income	104,565	99,758	80,389	82,016
Provision for loan losses	10,829	9,440	6,996	7,722
Noninterest income	15,401	24,083	25,995	29,288
Noninterest expenses	68,649	69,858	54,466	57,271

Income before income taxes and discontinued operations .	40,488	44,543	44,922	46,311
Income taxes	14,341	13,363	14,935	14,018

Income from continuing operations	26,147	31,180	29,987	32,293
Discontinued operations, net of tax	(325)	(165)	--	--

Net income	$25,822	$31,015	$29,987	$32,293

Per common share, basic:
Income from continuing operations	$0.37	$0.45	$0.50	$0.55
Discontinued operations	(0.01)	--	--	--

Net income	$0.36	$0.45	$0.50	$0.55

Per common share, diluted:
Income from continuing operations	$0.36	$0.44	$0.49	$0.53
Discontinued operations	(0.01)	--	--	--

Net income	$0.35	$0.44	$0.49	$0.53

2003 Quarterly Financial Data

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$117,162	$97,416	$100,579	$98,971
Interest expense	38,634	34,996	34,407	33,500

Net interest income	78,528	62,420	66,172	65,471
Provision for loan losses	4,290	5,591	5,200	5,500
Noninterest income	23,899	27,730	23,975	19,886
Noninterest expenses, excluding merger-related costs	57,644	50,541	50,095	48,890

Income before income taxes and minority interest	40,493	34,018	34,852	30,967
Income taxes	12,072	10,125	11,153	9,910

Income before minority interest	28,421	23,893	23,699	21,057
Minority interest in consolidated subsidiary, net of tax	--	--	(1,000)	(1,012)

Net income	$28,421	$23,893	$22,699	$20,045

Net income per common share, basic	$0.51	$0.51	$0.49	$0.42

Net income per common share, diluted	$0.50	$0.50	$0.48	$0.42

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.    Controls and Procedures

    (a)        TSFG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of December 31, 2004, of TSFG’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that TSFG’s disclosure controls and procedures, as of December 31, 2004, were effective to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by TSFG in such reports is accumulated and communicated to TSFG’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        (b) Management’s Report on Internal Control Over Financial Reporting. Included under the heading “Management Report on Internal Control Over Financial Reporting” at Item 8 of this Annual Report on Form 10-K.

        (c) Audit report of KPMG, LLP, an independent public accounting firm on TSFG's assessment of the effectiveness of its internal controls over financial reporting. Included under the heading “Report of Independent Registered Public Accounting Firm” at Item 8 of this Annual Report on Form 10-K.

        (d) Changes in internal control over financial reporting. TSFG continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended December 31, 2004 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

Item 9B.    Other Information

        On December 14, 2004, the Compensation Committee of the Board of Directors approved performance goals for bonus awards for 2005 under the Management Incentive Compensation Plan (the "Plan") for all TSFG executive officers, including Mack I. Whittle, Jr., William S. Hummers III, James W. Terry, Jr., Andrew B. Cheney and John C. DuBose. Bonus payments will be a percentage of the individual's base salary amount that varies depending on the extent to which target performance goals for the year are met or exceeded. Target performance goals are subject to adjustment to appropriately reflect dilution associated with corporate transaction that may occur during 2005. Target performance goals were established for earnings per share, return on assets and return on equity. Individual target performance goals also were established based on each executive's 2005 strategic plan and objectives for his areas of organization responsibility.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        See Executive Compensation Plan Data in the Registrants’ Proxy Statement relating to the 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

        See Election of Directors, Executive Officers, Business Experience of Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

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

Item 11.    Executive Compensation

        See Compensation of Directors and Executive Officers in TSFG’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                   Matters

        See Security Ownership of Certain Beneficial Owners and Management in TSFG’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        See Certain Relationships and Related Transactions in TSFG’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        See Audit Fees, Other Audit Committee Matters, and Ratification of Independent Registered Public Accounting Firm for 2005 in TSFG’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)(1)    Financial Statements filed as part of this report:

        The following management’s statement on responsibility for financial reporting, report of independent auditors and consolidated financial statements of TSFG and its subsidiaries are included in Item 8 hereof:
        Management’s Statement on Responsibility for Financial Reporting
        Reports of KPMG LLP, an Independent Registered Public Accounting Firm
        Consolidated Balance Sheets—December 31, 2004 and 2003
        Consolidated Statements of Income—Years ended December 31, 2004, 2003 and 2002
        Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income—Years ended December 31,
           2004, 2003 and 2002
        Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002
        Notes to Consolidated Financial Statements

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

        (a)(3)    Listing of Exhibits

Exhibit No.	Description of Exhibit	Location

2.1	Agreement and Plan of Reorganization entered into as of January 20, 2004 by and among TSFG and CNB Florida Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 of TSFG's Current Report on Form 8-K, Commission File No. 333-32590, dated January 22, 2004

2.4	Asset Sale Agreement entered into as of September 3, 2002 by and among TSFG, Carolina First Bank and Rock Hill Bank & Trust	Incorporated by reference to Exhibit 2.1 of TSFG's Registration Statement on Form S-4, Commission File No. 333-100100.

3.1	Articles of Incorporation, as amended by Articles of Amendments dated June 1, 1997 and April 19, 2000.	Incorporated by reference to Exhibit 3.1 of TSFG's Registration Statement on Form S-4, Commission File No. 57389; Exhibit 3.2 of TSFG's Registration Statement on Form S-4, Commission File No. 333-32459, and Exhibit 10.3 of TSFG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, Commission File No. 15083.

3.2	Amended and Restated Bylaws of TSFG as amended and restated as of December 18, 1996.	Incorporated by reference to Exhibit 3.1 of TSFG's Current Report on Form 8-K dated December 18, 1996, Commission File No. 0-15083.

4.1	Specimen TSFG Common Stock certificate	Incorporated by Reference to Exhibit 4.1 of TSFG's Registration Statement on Form S-1, Commission File No. 33-7470.

4.2	Articles of Incorporation, as amended	Included as Exhibit 3.1, 3.1.1 and 3.1.2

4.3	Bylaws	Included as Exhibit 3.2

4.4	Amended and Restated Common Stock Dividend Reinvestment Plan	Incorporated by reference to the Prospectus in TSFG's Registration Statement on Form S-3, Commission File No. 333-112404
10.1	TSFG Amended and Restated Restricted Stock Agreement Plan, as amended by Amendment #1 and #2.	Incorporated by reference to Exhibit 99.1 from TSFG's Registration Statement on Form S-8, Commission File No. 33-82668/82670; Exhibit 10.1 from TSFG's Annual Report on Form 10-K for the year ended December 31, 2001; and Exhibit 10.1.2 from TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083.

10.1.1*	Amendment #3 to TSFG Amended and Restated Restricted Stock Agreement Plan	Incorporated by reference to Exhibit 10.1.1 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.2*	TSFG Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.2 of TSFG's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-15083

10.3*	TSFG Amended and Restated Stock Option Plan, as amended by Amendment #1, #2, #3 and #4	Incorporated by reference to Exhibit 10.2 of TSFG's Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, Commission File No. 0-15083; Exhibit 10.3.2 of TSFG's Registration Statement on Form S-4, Commission File No. 333-32590; Exhibit 10.3.3 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001 Commission File No. 0-15083; and Exhibit 10.3.4 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.4*	TSFG Salary Reduction Plan	Incorporated by reference to Exhibit 28.1 of TSFG's Registration Statement on Form S-8, Commission File No. 33-25424

10.5*	Noncompetition, Severance and Employment Agreement dated October 13, 2000, by and between TSFG and Mack I. Whittle, Jr.	Incorporated by reference to Exhibit 10.5 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.6*	Noncompetition, Severance and Employment Agreement dated October 13, 2000, by and between TSFG and William S. Hummers III	Incorporated by reference to Exhibit 10.6 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.7*	Noncompetition, Severance and Employment Agreement dated February 21, 1996, by and between TSFG and James W. Terry, Jr.	Incorporated by reference to Exhibit 10.7 of TSFG's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083

10.8*	Noncompetition, Severance and Employment Agreement dated January 1, 2002, by and between TSFG and John C. DuBose	Incorporated by reference to Exhibit 10.8 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.9*	Noncompetition, Severance and Employment Agreement dated March 31, 2000, by and between TSFG and Andrew B. Cheney	Incorporated by reference to Exhibit 10.10 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.10*	Noncompetition, Severance and Employment Agreement dated January 10, 2000 by and between Carolina First Bank, TSFG and Stephen L. Chryst, as amended by Amendment #1 dated September 19, 2001	Incorporated by reference to Appendix C of Annex A of TSFG's Registration Statement on Form S-4, Commission File No. 333-32590 and Exhibit 10.1 of TSFG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission file No. 0-15083

10.11*	Noncompetition, Severance and Employment Agreement dated January 10, 2000 by and between Carolina First Bank, TSFG and Tommy E. Looper, as amended by Amendment #1 dated September 19, 2001	Incorporated by reference to Appendix D of Annex A of TSFG's Registration Statement on Form S-4, Commission File No. 333-32590 and Exhibit 10.2 of TSFG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission file No. 0-15083

10.12*	TSFG Short-Term Performance Plan	Incorporated by reference to Exhibit 10.3 of TSFG's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083

10.13*	TSFG Amended and Restated 2001 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.14 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001 Commission File No. 0-15083

10.14*	Amended and Restated TSFG Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 to TSFG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 0-15083

10.15*	TSFG Directors Stock Option Plan	Incorporated by reference to Exhibit 99.1 from TSFG's Registration Statement on Form S-8, Commission File No. 33-82668/82670

10.16*	TSFG Amended and Restated Fortune 50 Plan	Incorporated by reference to the Prospectus in TSFG's Registration Statement on Form S-8, Commission File No. 333-31948

10.17*	Carolina First Bank Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.18*	Supplemental Executive Retirement Agreements between TSFG and Mack I. Whittle, Jr., William S. Hummers III, John C. DuBose, Andrew B. Cheney and James W. Terry, Jr.	Incorporated by reference to Exhibit 10.25 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File Number 0-15083.

10.19	Standstill Agreement dated August 16, 2001 by and among TSFG, Mid-Atlantic Investors, and Individuals set forth in the Agreement	Incorporated by reference to Exhibit 10.3 of TSFG's Quarterly Report on Form 10-Q for the fiscal Quarter ended September 30, 2001

10.20*	TSFG 2004 Long Term Incentive Plan	Incorporated by reference to Exhibit 10.25 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.21*	TSFG Management Incentive Plan	Incorporated by reference to Exhibit 10.26 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.22*	TSFG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.27 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.23*	Form of Grant for TSFG 2004-2006 Long-Term Incentive Plan - Restricted Stock Unit Award Agreement.	Filed herewith

10.24*	Management Incentive Compensation Plan Targets	Filed herewith

11.1	Statement of Computation of Earnings Per Share	Filed herewith as Note 28 of the Notes to Consolidated Financial Statements

21.1	Subsidiaries of TSFG	Filed herewith

22.1	Proxy Statement for the 2005 Annual Meeting of Shareholders	Future filing incorporated by reference pursuant to General Instruction G(3)

23.1	Consent of KPMG LLP	Filed herewith

23.2	Opinion of Independent Public Accountants	Included herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

        *     This is a management contract or compensatory plan.

        Copies of exhibits are available upon written request to William P. Crawford, Jr., Executive Vice President and General Counsel of The South Financial Group, Inc.

Type	Date Filed	Reporting Purpose

        (c)     See Item 15(a)(3).

SIGNATURES

THE SOUTH FINANCIAL GROUP, INC.

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Mack I. Whittle, Jr. Mack I. Whittle, Jr.	President and Chief Executive Officer	March 9, 2005

/s/ William S. Hummers III William S. Hummers III	Vice Chairman and Executive Vice President (Principal Accounting and Chief Financial Officer)	March 9, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Name	Title	Date

/s/ William R. Timmons, Jr. William R. Timmons, Jr.	Chairman of the Board	March 9, 2005

/s/ Mack I. Whittle, Jr. Mack I. Whittle, Jr.	Director	March 9, 2005

/s/ William S. Hummers III William S. Hummers III	Director	March 9, 2005

/s/ William P. Brant William P. Brant	Director	March 9, 2005

/s/ Gordon W. Campbell Gordon W. Campbell	Director	March 9, 2005

/s/ J. W. Davis J. W. Davis	Director	March 9, 2005

/s/ C. Claymon Grimes, Jr. C. Claymon Grimes, Jr.	Director	March 9, 2005

/s/ M. Dexter Hagy M. Dexter Hagy	Director	March 9, 2005

/s/ Jon W. Pritchett Jon W. Pritchett	Director	March 9, 2005

/s/ H. Earle Russell, Jr. H. Earle Russell, Jr.	Director	March 9, 2005

/s/ Charles B. Schooler Charles B. Schooler	Director	March 9, 2005

/s/ Edward J. Sebastian Edward J. Sebastian	Director	March 9, 2005

/s/ John C. B. Smith, Jr. John C. B. Smith, Jr.	Director	March 9, 2005

/s/ William R. Timmons III William R. Timmons III	Director	March 9, 2005

/s/ Samuel H. Vickers Samuel H. Vickers	Director	March 9, 2005

/s/ David C. Wakefield III David C. Wakefield	Director	March 9, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
10.23	Form of Grant for TSFG 2004-2006 Long-Term Incentive Plan - Restricted Stock Unit Award Agreement.

10.24	Management Incentive Compensation Plan Targets

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certificate of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.