Form 10-Q
period 2005-03-31
SOUTH FINANCIAL GROUP INC
filed 2005-05-10
CIK 797871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

The number of outstanding shares of the issuer's $1.00 par value common stock as of May 3, 2005 was 71,901,830.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	March 31,		December 31,
	2005	2004	2004
Assets
Cash and due from banks	$219,968	$220,636	$199,847
Interest-bearing bank balances	5,793	1,048	4,669
Federal funds sold	--	4,477	--
Securities
Trading	20	1,462	--
Available for sale	4,763,986	3,779,782	4,234,843
Held to maturity (market value $70,269, $87,050 and $76,552, respectively)	69,805	84,876	75,245

Total securities	4,833,811	3,866,120	4,310,088

Loans
Loans held for sale	23,958	15,850	21,302
Loans held for investment	8,398,360	5,986,684	8,107,757
Allowance for loan losses	(98,690)	(74,871)	(96,918)

Net loans	8,323,628	5,927,663	8,032,141

Premises and equipment, net	178,044	144,860	170,648
Accrued interest receivable	63,861	47,914	65,174
Goodwill	574,130	324,614	571,853
Other intangible assets	37,791	27,389	39,597
Other assets	447,854	309,913	395,797

	$14,684,880	$10,874,634	$13,789,814

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$1,290,427	$924,753	$1,237,877
Interest-bearing	6,864,148	5,120,577	6,427,660

Total deposits	8,154,575	6,045,330	7,665,537
Federal funds purchased and repurchase agreements	1,724,813	1,115,432	1,583,495
Other short-term borrowings	36,312	43,986	43,516
Long-term debt	3,197,287	2,524,966	2,962,143
Accrued interest payable	37,892	23,090	31,943
Other liabilities	149,602	96,009	102,577

Total liabilities	13,300,481	9,848,813	12,389,211

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares;
issued and outstanding none	--	--	--
Common stock-par value $1 per share; authorized 200,000,000 shares;
issued and outstanding 71,757,924, 59,599,431, and 71,252,346 shares,
respectively	71,758	59,599	71,252
Surplus	1,064,673	720,758	1,056,185
Retained earnings	317,286	240,027	294,202
Guarantee of employee stock ownership plan debt and nonvested restricted stock	(4,341)	(5,071)	(3,483)
Common stock held in trust for deferred compensation	(1,383)	(706)	(901)
Deferred compensation payable in common stock	1,383	706	901
Accumulated other comprehensive (loss) gain, net of tax	(64,977)	10,508	(17,553)

Total shareholders' equity	1,384,399	1,025,821	1,400,603

	$14,684,880	$10,874,634	$13,789,814

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest Income
Interest and fees on loans	$121,478	$78,017
Interest and dividends on securities:
Taxable	46,148	37,210
Exempt from federal income taxes	2,462	1,759

Total interest and dividends on securities	48,610	38,969
Interest on short-term investments	161	28

Total interest income	170,249	117,014

Interest Expense
Interest on deposits	34,382	19,450
Interest on short-term borrowings	10,111	2,109
Interest on long-term debt	21,855	13,439

Total interest expense	66,348	34,998

Net Interest Income	103,901	82,016
Provision for Loan Losses	10,962	7,722

Net interest income after provision for loan losses	92,939	74,294
Noninterest Income	25,743	29,288
Noninterest Expenses	66,510	57,271

Income before income taxes and discontinued
operations	52,172	46,311
Income taxes	17,217	14,018

Income from continuing operations	34,955	32,293
Discontinued operations, net of income tax	(396)	--

Net Income	$34,559	$32,293

Average Common Shares Outstanding, Basic	71,376	59,214
Average Common Shares Outstanding, Diluted	73,021	60,809
Per Common Share, Basic
Income from continuing operations	$0.49	$0.55
Discontinued operations	(0.01)	--

Net income	$0.48	$0.55

Per Common Share, Diluted
Income from continuing operations	$0.48	$0.53
Discontinued operations	(0.01)	--

Net income	$0.47	$0.53

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Income(Loss)	Total
Balance, December 31, 2003	59,064,375	$59,064	$712,788	$214,184	$(6,167)	$979,869
Net income	--	--	--	32,293	--	32,293
Other comprehensive income, net of
income tax of $9,608	--	--	--	--	16,675	16,675

Comprehensive income	--	--	--	--	--	48,968

Cash dividends declared
($0.15 per common share)	--	--	--	(8,944)	--	(8,944)
Common stock activity:
Exercise of stock options, including
income tax benefit of $1,887	299,923	300	4,235	--	--	4,535
Acquisitions	(294)	--	(7)	--	--	(7)
Dividend reinvestment plan	28,617	29	787	--	--	816
Restricted stock plan	202,289	202	2,841	(2,639)	--	404
Employee stock purchase plan	2,091	2	57	--	--	59
Director compensation	2,430	2	66	--	--	68
Common stock purchased by trust for
deferred compensation	--	--	--	(555)	--	(555)
Deferred compensation payable in common
stock	--	--	--	555	--	555
Miscellaneous	--	--	(9)	62	--	53

Balance, March 31, 2004	59,599,431	$59,599	$720,758	$234,956	$10,508	$1,025,821

Balance, December 31, 2004	71,252,346	$71,252	$1,056,185	$290,719	$(17,553)	$1,400,603
Net income	--	--	--	34,559	--	34,559
Other comprehensive loss, net of
income tax of $27,809	--	--	--	--	(47,424)	(47,424)

Comprehensive loss	--	--	--	--	--	(12,865)

Cash dividends declared ($0.16 per common
share)	--	--	--	(11,475)	--	(11,475)
Common stock activity:
Exercise of stock options, including
income tax benefit of $1,975	387,534	388	6,210	--	--	6,598
Dividend reinvestment plan	30,741	31	852	--	--	883
Restricted stock plan	79,796	80	1,159	(918)	--	321
Employee stock purchase plan	4,179	4	115	--	--	119
Director compensation	3,328	3	104	--	--	107
Common stock purchased by trust for
deferred compensation	--	--	--	(482)	--	(482)
Deferred compensation payable in common
stock	--	--	--	482	--	482
Miscellaneous	--	--	48	60	--	108

Balance, March 31, 2005	71,757,924	$71,758	$1,064,673	$312,945	$(64,977)	$1,384,399

* Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$34,559	$32,293
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	11,058	12,642
Provision for loan losses	10,962	7,722
Gain on sale of available for sale securities	(234)	(5,214)
Gain on equity investments	(1,711)	(2,810)
(Gain) loss on trading and derivative activities	(904)	1,369
Gain on disposition of assets and liabilities	--	(2,350)
Gain on sale of loans	(1,270)	(1,383)
Loss (gain) on disposition of premises and equipment	2	(5)
(Gain) loss on disposition of other real estate owned	(569)	189
Contribution to foundation	683	--
Conservation grant of land	--	3,350
Impairment loss from write-down of mortgage servicing rights	--	6
(Gain) loss on early extinguishment of debt	(1,428)	1,429
Trading account assets, net	95	(942)
Origination of loans held for sale	(108,366)	(104,284)
Sale of loans held for sale and principal repayments	108,038	119,436
Other assets, net	(30,244)	(7,260)
Other liabilities, net	37,690	3,776

Net cash provided by operating activities	58,361	57,964

Cash Flows from Investing Activities
Sale of securities available for sale	409,061	459,915
Maturity, redemption, call, or principal repayments of securities available for sale	443,744	477,625
Maturity, redemption, call, or principal repayments of securities held to maturity	5,375	6,158
Purchase of securities available for sale	(1,460,538)	(777,666)
Origination of loans held for investment, net of principal repayments	(304,274)	(265,303)
Sale of other real estate owned	2,369	2,249
Sale of premises and equipment	670	5
Purchase of premises and equipment	(12,902)	(5,985)
Cash equivalents acquired, net of payment for purchase acquisitions	--	(86)

Net cash used for investing activities	(916,495)	(103,088)

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Financing Activities
Deposits, net	509,847	8,551
Federal funds purchased and repurchase agreements, net	141,334	280,596
Other short-term borrowings, net	(7,412)	(12,364)
Issuance of long-term debt	1,084,850	--
Payment of long-term debt	(843,664)	(185,082)
Prepayment penalty on early extinguishment of debt	--	(1,429)
Cash dividends paid on common stock	(11,416)	(8,873)
Other common stock activity	5,840	3,644

Net cash provided by financing activities	879,379	85,043

Net change in cash and cash equivalents	21,245	39,919
Cash and cash equivalents at beginning of year	204,516	186,242

Cash and cash equivalents at end of period	$225,761	$226,161

Supplemental Cash Flow Data
Interest paid	$61,542	$36,839
Income taxes paid	590	1,858
Significant non-cash investing and financing transactions:
Change in unrealized (loss) gain on available for sale securities	(76,617)	28,568
Security sales settled subsequent to quarter-end	23,581	7,133
Security purchases settled subsequent to quarter-end	18,335	--
Loans transferred to other real estate owned	1,396	1,690

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	GENERAL

The foregoing unaudited consolidated financial statements and notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the notes to consolidated financial statements included in TSFG's Annual Report on Form 10-K for the year ended December 31, 2004 should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

Nature of Operations

TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, cash management, insurance, investments, wealth management, mortgage, and trust services to consumers and commercial customers. At March 31, 2005, TSFG operated through 77 branch offices in South Carolina, 54 in Florida, and 24 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

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

TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles (“GAAP”). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity's activities. TSFG consolidates voting interest entities in which it has at least majority of the voting interest. As defined in GAAP, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The following TSFG subsidiaries, South Financial Capital Trust I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, MountainBank Capital Trust I, Florida Banks Capital Trust I, Florida Banks Capital Trust II, Florida Banks Statutory Trust I, Florida Banks Statutory Trust II, and Florida Banks Statutory Trust III, are VIEs for which TSFG is not the primary beneficiary. Accordingly, the accounts of these entities are not included in TSFG’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentations.

Stock-Based Compensation

At March 31, 2005, TSFG had several stock-based employee compensation plans, which are described more fully in Note 29 to the Consolidated Financial Statements in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004. TSFG accounts for its option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Under the fair value method, fair value is measured on the date of grant using an option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period. TSFG uses the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of TSFG’s stock options.

The following table provides pro forma net income and earnings per share information, as if TSFG had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the periods presented (dollars in thousands, except per share data).

	Three Months Ended March 31,
	2005	2004
Net Income
Net income, as reported	$34,559	$32,293
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for
all option awards, net of income tax	655	590

Pro forma net income	$33,904	$31,703

Basic Earnings Per Share
As reported	$0.48	$0.55
Pro forma	0.48	0.54

Diluted Earnings Per Share
As reported	$0.47	$0.53
Pro forma	0.46	0.52

The following is a summary of TSFG’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2005	2004
Expected life (in years)	6.93	7.41
Expected volatility	34.72%	34.76%
Risk-free interest rate	3.97	3.54
Expected dividend yield	2.10	2.10
Weighted-average fair value of options granted during the period	$10.49	$9.84

Recently Adopted Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Effective January 1, 2005, TSFG adopted SOP No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of a loan (including loans acquired in a business combination) with evidence of deterioration of credit quality since origination, for which it’s probable, at acquisition, that the investor will be unable to collect all contractually required payments. The initial adoption of this issue did not have an impact on the financial condition or results of operations of TSFG. TSFG is in the process of evaluating the impact related to its acquisition of Pointe Financial Corporation, which closed on May 6, 2005.

Recently Issued Accounting Pronouncements

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance provided in SFAS 123 for share-based payment transactions with parties other than employees. Under SFAS 123R, classification of an award will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:

•	Employee awards with cash-based settlement or repurchase features, such as a stock appreciation right with a cash-settlement option;
•	Awards for a fixed dollar amount settleable in the company’s stock;
•	Share-based awards with a net-settlement feature for an amount in excess of the minimum tax withholding; and
•	Awards that vest or become exercisable based on the achievement of a condition other than service, performance, or market condition.

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

Effective April 21, 2005, the Securities and Exchange Commission (“SEC”) issued an amendment to Rule 4-01(a)(1) of Regulation S-X delaying the effective date for public entities that do not file as small business issuers to the first annual period beginning after June 15, 2005 instead of SFAS 123R’s original effective date, which was as of the beginning of the first interim reporting period beginning after June 15, 2005. We will adopt this SFAS on January 1, 2006 and are evaluating the impact on TSFG’s 2006 results of operations.

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

(2)	SUPPLEMENTAL FINANCIAL INFORMATION TO CONSOLIDATED STATEMENTS OF INCOME

The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended March 31,
	2005	2004
Noninterest Income
Service charges on deposit accounts	$ 8,577	$ 8,113
Debit card income	1,515	814
Customer service fee income	831	672

Total customer fee income	10,923	9,599

Brokerage income	1,290	1,196
Trust income	978	927

Total brokerage and trust income	2,268	2,123

Bank-owned life insurance income	2,761	2,290
Merchant processing income	2,038	2,013
Mortgage banking income	1,487	1,555
Insurance income	1,286	1,022
Gain on sale of available for sale securities	234	5,214
Gain on equity investments	1,711	2,810
Gain (loss) on trading and derivative activities	904	(1,369)
Gain on disposition of assets and liabilities	--	2,350
Other	2,131	1,681

Total noninterest income	$ 25,743	$ 29,288

Noninterest Expenses
Salaries and wages	$ 24,577	$ 18,859
Employee benefits	9,024	6,915
Occupancy	6,099	5,072
Furniture and equipment	5,533	4,615
Professional fees	2,527	1,648
Merchant processing expense	1,632	1,559
Telecommunications	1,326	1,145
Amortization of intangibles	1,806	1,195
Merger-related costs	305	177
Contribution to foundation	683	--
Conservation grant of land	--	3,350
(Gain) loss on early extinguishment of debt	(1,428)	1,429
Other	14,426	11,307

Total noninterest expenses	$ 66,510	$ 57,271

(3)	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following summarizes accumulated other comprehensive (loss) income, net of tax (in thousands):

	Three Months Ended March 31,
	2005	2004
Unrealized (Losses) Gains on Available for Sale Securities
Balance at beginning of period	$(18,484)	$(7,095)
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period	(74,672)	36,592
Income tax benefit (expense)	27,609	(13,348)
Less: Reclassification adjustment for gains included in net income	(1,945)	(8,024)
Income tax expense	685	2,913

	(48,323)	18,133

Balance at end of period	(66,807)	11,038

Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	931	928
Other comprehensive income:
Unrealized gain (loss) on change in fair values	1,384	(2,285)
Income tax benefit (expense)	(485)	827

	899	(1,458)

Balance at end of period	1,830	(530)

	$(64,977)	$10,508

(4)	GROSS UNREALIZED LOSSES ON INVESTMENT SECURITIES

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at March 31, 2005, were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Treasury	$203,115	$6,425	$24,015	$1,101	$227,130	$7,526
U.S. Government agencies	958,398	13,556	109,532	4,482	1,067,930	18,038
Mortgage-backed securities	2,180,434	55,318	578,749	21,344	2,759,183	76,662
State and municipals	176,548	2,569	80,589	2,423	257,137	4,992
Corporate bonds	78,583	1,766	15,953	379	94,536	2,145
Federal National Mortgage
Association preferred stock	43,623	1,101	--	--	43,623	1,101
Federal Home Loan Mortgage
Corporation preferred stock	11,614	376	--	--	11,614	376
Equity investments	1,191	76	--	--	1,191	76

	$3,653,506	$81,187	$808,838	$29,729	$4,462,344	$110,916

Securities Held to Maturity
State and municipals	$--	$--	$27,136	$489	$27,136	$489

At March 31, 2005, TSFG had 1,040 individual investments that were in an unrealized loss position. The unrealized losses on investments summarized above, except for equity investments, were attributable to increases in interest rates, rather than credit quality. Nearly all of these securities are rated AAA so the credit risk is minimal. TSFG believes it has the ability to hold its debt securities until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

TSFG’s investments in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation preferred stock (“perpetual preferred stock”) have no contractual maturity. Therefore the ability to hold these securities by itself does not provide evidence that a decline in market value is temporary. At March 31, 2005, TSFG’s unrealized losses in its perpetual preferred stock investments are not considered impaired on an other-than-temporary basis. In December 2004, TSFG established a new cost basis for these investments by recording other-than-temporary impairments, and therefore the duration for the unrealized losses at March 31, 2005 is three months or less. Subsequent to March 31, 2005, approximately 36% of these investments were sold at cost. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SAB No. 59, “Noncurrent Marketable Equity Securities,” TSFG will continue to consider whether it has the ability and intent to hold these investments until a market price recovery and whether evidence indicating the cost of these investments is recoverable outweighs evidence to the contrary. As the forecasted market price recovery period lengthens, the uncertainties inherent in the estimate increase, impacting the reliability of that estimate. To be included in assessment of recoverability, market price recoveries must reasonably be expected to occur within an acceptable forecast period. Ultimately, a lack of objective evidence to support recovery of these securities’ cost over a reasonable period of time will result in an other-than-temporary impairment charge.

At March 31, 2005, TSFG’s unrealized losses in its equity investments are not considered impaired on an other-than-temporary basis due to the lack of severity and duration of the impairments.

At March 31, 2005, cost method investments totaling $5.6 million and $9.4 million were included in available for sale securities and other assets, respectively. TSFG uses the cost method of accounting for these privately held, nonmarketable securities after considering TSFG’s percentage ownership and degree of management influence.

(5)	GOODWILL

The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) at and for the three months ended March 31, 2005:

	Carolina First Bank	Mercantile Bank	Other	Total
Balance, December 31, 2004	$ 206,401	$ 362,215	$ 3,237	$ 571,853
Purchase accounting adjustments	20	2,257	--	2,277

Balance, March 31, 2005	$ 206,421	$ 364,472	$ 3,237	$ 574,130

(6)	OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	March 31,
			December 31,
	2005	2004	2004
Core deposit intangible	$52,206	$38,770	$52,206
Less accumulated amortization	(19,900)	(14,570)	(18,463)

	32,306	24,200	33,743

Non-compete agreement intangible	5,672	2,213	5,672
Less accumulated amortization	(1,428)	(387)	(1,099)

	4,244	1,826	4,573

Customer list intangible	1,595	1,558	1,595
Less accumulated amortization	(354)	(195)	(314)

	1,241	1,363	1,281

	$37,791	$27,389	$39,597

The following presents the details for amortization expense of intangible assets (in thousands) for the three months ended March 31:

	2005	2004
Core deposit intangible	$1,437	$1,063
Non-compete agreement intangible	329	93
Customer list intangible	40	39

Total amortization expense of intangible assets	$1,806	$1,195

The estimated amortization expense for amortizable intangible assets for the years ended December 31 is as follows (excludes amortization expense for intangible assets associated with acquisitions not completed as of March 31, 2005):

	Core Depsoit Intangible	Non- Compete Agreement Intangible	Customer List Intangible	Total
2005	$ 5,696	$1,315	$ 160	$ 7,171
2006	5,095	1,314	160	6,569
2007	4,607	1,206	160	5,973
2008	3,801	527	160	4,488
2009	3,095	209	160	3,464
Aggregate total for all years thereafter	11,449	2	481	11,932

	$33,743	$4,573	$ 1,281	$39,597

(7)	COMMITMENTS AND CONTINGENT LIABILITIES

Legal Proceedings

TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG's consolidated financial position or results of operations.

Recourse Reserve

As part of its acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. The associated recourse obligation requires the repurchase of loans at par plus accrued interest and ancillary charges from the buyer, upon the occurrence of certain events, such as the breach of warranties made with regard to the loans at the time of sale. At March 31, 2005, the estimated recourse reserve liability, included in other liabilities, totaled $4.4 million. TSFG will continue to evaluate the reserve level and may make adjustments as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

(8)	SHARE INFORMATION

The following is a summary of the basic and diluted average common shares outstanding and earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2005	2004
Numerators
Income from continuing operations	$34,955	$32,293
Discontinued operations, net of income tax	(396)	--

Net income	$34,559	$32,293

Basic
Average common shares outstanding (denominator)	71,376,085	59,214,344

Earnings per share:
Income from continuing operations	$0.49	$0.55
Discontinued operations	(0.01)	--

Net income	$0.48	$0.55

Diluted
Average common shares outstanding	71,376,085	59,214,344
Average dilutive potential common shares	1,644,920	1,595,126

Average diluted shares outstanding (denominator)	73,021,005	60,809,470

Earnings per share:
Income from continuing operations	$0.48	$0.53
Discontinued operations	(0.01)	--

Net income	$0.47	$0.53

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

	Number of Shares	Range of Exercise Prices
For the Three Months Ended
March 31, 2005	527,899	$31.26 to $31.96
March 31, 2004	58,989	$30.35 to $31.26

(9)	DISPOSITION OF ASSETS AND LIABILITIES

In March 2005, TSFG sold the former Beacon Manufacturing Company facility (“Beacon property”) in Swannanoa, North Carolina, which was acquired as part of its acquisition of MountainBank Financial Corporation (“MBFC”), to an independent third party. MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. In accordance with the sale contract, TSFG has no future obligations for environmental remediation costs related to this matter. In connection with this sale, TSFG sold $300,000 in other real estate owned (included in other assets), received cash of $200,000, recorded a loan held for investment of $800,000, and recognized a gain on sale of other real estate owned (included in other noninterest income) of $700,000.

(10)	MERGER-RELATED AND DIRECT ACQUISITION COSTS

In connection with acquisitions, TSFG recorded pre-tax merger-related costs, included in noninterest expenses, and direct acquisition costs, included in goodwill. The merger-related and direct acquisition costs were recorded as incurred. The following summarizes these charges (in thousands):

	Three Months Ended March 31,
	2005	2004
Merger-Related Costs
Compensation-related expenses	$207	$35
System conversion costs	15	16
Travel	2	6
Advertising	--	6
Other	81	114

	$305	$177

Direct Acquisition Costs
Investment banking and professional fees	$24	$77
Contract and lease terminations	358	86
Severance	82	(26)

	$464	$137

At March 31, 2005, the accrual for direct acquisition costs totaled $358,000 and was included in other liabilities. At March 31, 2005, there were no accruals for merger-related costs.

(11)	EARLY EXTINGUISHMENT OF DEBT

During the three months ended March 31, 2005 and 2004, TSFG recognized a gain of $1.4 million and a loss of $1.4 million, respectively, on the early extinguishment of debt. The gain for the first quarter 2005 related to prepayment discounts on Federal Home Loan Bank advances totaling $345.0 million with fixed interest rates ranging from 1.84% to 3.57%. The loss for the first quarter 2004 related to prepayment penalties for repurchase agreement borrowings totaling $185.0 million with variable interest rates that could have changed to fixed at periods ranging from 6 months to 18 months. The fixed rates on these repurchase agreements ranged from 1.54% to 2.99%.

(12)	DISCONTINUED OPERATIONS

As part of its bank acquisition process, TSFG evaluates whether the products and services offered by the acquired institution provide the proper balance of profitability and risk. Based on this assessment of Florida Banks, TSFG decided in the third quarter 2004 to discontinue the wholesale mortgage operations, which was substantially completed in the first quarter 2005. Since these assets and liabilities were recorded at their net realizable value at the acquisition date, the disposal did not result in a gain or loss for financial reporting purposes. For the three months ending March 31, 2005, the pre-tax loss related to the wholesale mortgage operations totaled $612,000 and the after-tax loss of $396,000 was recognized as discontinued operations in the consolidated statement of income.

(13)	BUSINESS SEGMENTS

TSFG has two principal operating subsidiaries, Carolina First Bank and Mercantile Bank, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits, other customer service fees, and fee-based businesses. No single customer accounts for a significant amount of the revenues of either reportable segment.

TSFG evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004.

Segment information (in thousands) is shown in the table below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Three Months Ended March 31, 2005
Net interest income	$67,097	$39,195	$(2,391)	$--	$103,901
Provision for loan losses	9,248	1,722	(8)	--	10,962
Noninterest income	17,266	6,171	25,057	(22,751)	25,743
Noninterest expenses	41,906	24,618	22,737	(22,751)	66,510
Merger-related costs (a)	--	305	--	--	305
Amortization of intangibles (a)	811	959	36	--	1,806
Income tax expense	10,812	6,279	126	--	17,217
Discontinued operations, net of income tax	--	(396)	--	--	(396)
Net income	22,397	12,351	(189)	--	34,559

March 31, 2005
Total assets	$9,700,562	$5,378,111	$1,602,820	$(1,996,613)	$14,684,880
Total loans	5,227,512	3,284,799	892	(90,885)	8,422,318
Total deposits	5,036,497	3,163,930	--	(45,852)	8,154,575

Three Months Ended March 31, 2004
Net interest income	$64,410	$18,616	$(1,010)	$--	$82,016
Provision for loan losses	6,127	1,579	16	--	7,722
Noninterest income	22,002	3,732	19,736	(16,182)	29,288
Noninterest expenses	41,638	12,427	19,388	(16,182)	57,271
Merger-related costs (a)	190	(13)	--	--	177
Amortization of intangibles (a)	803	321	71	--	1,195
Income tax expense	11,675	2,503	(160)	--	14,018
Net income	26,972	5,839	(518)	--	32,293

March 31, 2004
Total assets	$8,638,079	$2,451,584	$1,338,018	$(1,553,047)	$10,874,634
Total loans	4,519,252	1,478,133	40,867	(35,718)	6,002,534
Total deposits	4,500,637	1,540,291	55,831	(51,429)	6,045,330

(a) Included in noninterest expenses

(14)	SUBSEQUENT EVENT

On May 6, 2005, TSFG acquired Pointe Financial Corporation (“Pointe”), a bank holding company headquartered in Boca Raton, Florida. At March 31, 2005, Pointe had total assets of $428.7 million, total loans of $304.8 million, and total deposits of $314.6 million, and operated primarily through its banking subsidiary, PointeBank, which had 10 Florida branches in Dade, Broward, and Palm Beach counties. The aggregate purchase price was $98.8 million, which consisted of 2,554,022 shares of TSFG common stock and $24.5 million in cash in exchange for all common stock and stock obligations of Pointe.

(15)	MANAGEMENT'S OPINION

The consolidated financial statements in this report are unaudited, and the consolidated balance sheet at December 31, 2004 is derived from TSFG’s consolidated audited financial statements. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2004. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

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

Non-GAAP Financial Information

This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. TSFG also presents loan and deposit growth, excluding loans/deposits acquired net of dispositions (“organic”). These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

TSFG, founded in 1986, is a financial holding company that operates primarily in fast-growing banking markets in the Southeast. TSFG had $14.7 billion in total assets with 155 branch offices in South Carolina, Florida, and North Carolina at March 31, 2005. TSFG ranks in the top 50 among U.S. commercial bank holding companies in total assets and operates primarily through two subsidiary banks:

•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, operates in South Carolina, North Carolina, and on the Internet under the brand name, Bank CaroLine; and
•	Mercantile Bank operates principally in the Jacksonville, Orlando, Tampa Bay, and Gainesville Florida markets.

TSFG uses a super-community bank strategy serving small and middle market businesses and retail consumers by offering a broad range of financial products and services, including banking, cash management, insurance, investments, wealth management, mortgage, and trust services.

On May 6, 2005, TSFG completed its acquisition of Pointe Financial Corporation (“Pointe”), a bank holding company headquartered in Boca Raton, Florida, which had approximately $429 million in assets and ten branch offices at March 31, 2005.

TSFG has pursued a strategy of growth through internal expansion and the acquisition of financial institutions and branch locations in selected market areas. TSFG seeks to expand selectively in fast-growing markets in the Southeast, concentrating its growth in metropolitan statistical areas (“MSAs”). TSFG believes this market strength enhances TSFG’s opportunities to grow loans and deposits and provide noninterest income products and services. TSFG will continue to consider acquisitions that meet its acquisition criteria of strategic franchise enhancement, accretion to cash operating earnings per share within 12 months, and consistency with three-year performance goals.

Based upon the June 30, 2004 Federal Deposit Insurance Corporation’s Market Share Summary, TSFG ranks:

•	4th in total deposit share in South Carolina;
•	14th in total deposit share in the entire state of Florida; and
•	among the top ten banks in Tampa Bay, Orlando, and Jacksonville in terms of deposit market share.

In addition, approximately 41% of TSFG’s total deposits are in Florida.

For the first three months of 2005, net income totaled $34.6 million, up 7.0%, from $32.3 million for the three months ending March 31, 2004. An increase in net interest income from higher average earning assets principally drove the increase. For the first three months of 2005, net income per diluted share totaled $0.47, an 11.3% decrease from $0.53 per diluted share for the first three months of 2004. For the same period, average diluted shares outstanding increased 20.1%, principally as a result of the acquisitions of CNB Florida Bancshares, Inc. (“CNB Florida”) and Florida Banks, Inc. (“Florida Banks”).

For the first three months of 2005, net interest income, TSFG’s primary source of revenue, accounted for 80.1% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income for the first quarter 2005 increased 26.7% over the corresponding period in 2004 due to 31% average earning asset growth, partially offset by a decline in the net interest margin. Strong organic loan growth, growth from acquisitions and higher investment securities contributed to the increase in average earning assets.

TSFG believes that noninterest income, particularly fee income from providing other products and services, represents one of its best opportunities for revenue growth. Noninterest income decreased to $25.7 million for the first three months of 2005, down 12.1% from $29.3 million for the first three months of 2004. For the first three months of 2005, noninterest income included $1.9 million in gains on available for sale securities (including equity investments), compared with $8.0 million in gains on available for sale securities (including equity investments) and a $2.4 million gain on disposition of land associated with a conservation grant in the first three months of 2004. Excluding these gains on asset sales, customer fee income, bank-owned life insurance, merchant processing income, and mortgage banking income represent TSFG’s largest sources of noninterest income, accounting for 72.3% of noninterest income for the three months ended March 31, 2005.

While growing revenues, TSFG has also focused on controlling expenses and successfully integrating acquisitions. For the first quarter of 2005, noninterest expenses totaled $66.5 million, up 16.1% from $57.3 million in the corresponding period for 2004. This increase in noninterest expenses included expenses, net of cost savings, from three acquisitions completed since March 31, 2004 (see “Acquisitions”). Personnel expense, the largest component, accounts for slightly more than half of total noninterest expenses.

TSFG’s strong loan growth continued during the first three months of 2005. Loans held for investment at March 31, 2005 increased 40.3% over March 31, 2004. Adjusting for net acquired loans held for investment, organic loan growth for this period was 16.1% (based on period-end balances). Growth in loans was concentrated in commercial loans and reflected an increasing percentage of variable rate loans.

At March 31, 2005, nonperforming assets as a percentage of loans held for investment and foreclosed property declined to 0.58% compared with 1.05% at March 31, 2004. TSFG’s nonperforming asset ratio improved each quarter since December 31, 2002. Net loan charge-offs as a percentage of loans held for investment totaled 0.45% for the first three months of 2005, compared with 0.50% for the fourth quarter of 2004 and 0.42% for the first quarter of 2004. Loan portfolio credit quality can significantly impact earnings. TSFG’s provision for loan losses increased to $11.0 million for the three months ended March 31, 2005 from $7.7 million for the three months ended March 31, 2004, primarily as a result of the increased provision associated with strong loan growth and higher charge-offs.

TSFG gained deposits, reflecting acquisitions, organic growth, and brokered deposits. Average noninterest-bearing deposits increased 45.4% during the first three months of 2005 compared to the same period in 2004. Average noninterest-bearing deposits as a percentage of average total deposits increased to 15.4% for the three months ended March 31, 2005 from 14.2% for the same period in 2004. For the first three months of 2005, organic noninterest-bearing deposit growth, which excludes the net acquired non-interest deposits, totaled 17.2% (based on period-end balances).

TSFG’s tangible equity to tangible asset ratio decreased to 5.49% at March 31, 2005 from 6.40% at March 31, 2004, primarily due to an increase in the net unrealized loss on available for sale securities.

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

Allowance for Loan Losses

The allowance for loan losses (“Allowance”) represents management’s estimate of probable losses inherent in the lending portfolio. See “Balance Sheet Review – Allowance for Loan Losses” for additional discussion, including the methodology for analyzing the adequacy of the Allowance. This methodology relies upon management’s judgment in segregating the portfolio into risk-similar segments, computing specific allocations for impaired loans, and setting the amounts within the probable loss range (from 95% to 105% of the adjusted historical loss ratio). Management’s judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, emerging portfolio concentrations, risk management system, entry into new markets, new product offerings, loan portfolio quality trends, lending policy changes, changes in loan review and board oversight activities, changes in regulations and other external factors affecting loan portfolio quality, and uncertainty in current economic and business conditions.

Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management considers the Allowance appropriate and adequate to cover probable losses in the loan portfolio. However, management's judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management's ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of TSFG.

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

Please see the Annual Report of TSFG on Form 10-K for the year ended December 31, 2004, Item 8, Note 1 to the Consolidated Financial Statements for a description of TSFG’s significant accounting policies.

Acquisitions

The following table summarizes TSFG’s acquisitions completed during 2004. No acquisitions were completed during the first three months of 2005. All of the transactions were accounted for using the purchase method of accounting. TSFG’s consolidated financial statements include the results of the acquired company’s operations since the acquisition date.

Table 1
Summary of Completed Acquisitions
(dollars in thousands)

	Acquisition Date	Total Assets		Shares Issued		Purchase Price Paid in Cash	Identifiable Intangible Assets		Goodwill
Bank Acquisitions
CNB Florida
Lake City, Florida	7/16/04	$839,148		5,312,974		$ --	$11,312	(2)	$117,229	(2)

Florida Banks
Jacksonville, Florida	7/16/04	1,023,290	(1)	5,418,890		--	5,982	(2)	140,038	(2)

Insurance Agency/Other Acquisitions
Summit Title, LLC
Hendersonville, North Carolina	04/12/04	86	(1)	8,371	(3)	--	55	(2)	150	(2)

(1)	Book value at the acquisition date.
(2)	Carrying amount (identifiable intangible assets are not reported net of accumulated amortization) at March 31, 2005.
(3)	TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2005, 2006, 2007, and 2008, based on revenue retention and earnings achievement.

On October 31, 2002, TSFG acquired substantially all of the assets and deposits of Rock Hill Bank & Trust (“Rock Hill Bank”), which was a wholly-owned subsidiary of RHBT. Under the asset sale agreement, Rock Hill Bank received shares of TSFG common stock and the right to receive a cash earnout essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in a specified loan pool and 50% of net amounts recovered under RHBT’s blanket bond insurance policy with respect to such loans. As of March 31, 2005, TSFG had incurred no obligation under the cash earnout associated with the net improvements in the specified loan pool and in 2003 paid $1.3 million associated with the net amounts recovered under RHBT’s blanket bond insurance policy with respect to such loans. In the first quarter of 2005, TSFG was paid an additional $225,000 under RHBT’s blanket bond insurance policy, half of which will be paid to RHBT. No further payments are expected under RHBT’s blanket bond insurance policy.

As part of its acquisition strategy, TSFG considers acquisitions in targeted fast-growing Southeastern markets that meet its acquisition criteria. Table 2 summarizes the geographic focus for TSFG’s bank acquisitions completed during 2004.

Table 2
Summary of Bank Acquisitions - Geographic Markets

Number
	Acquisition	of
	Date	Branches	Geographic Markets
CNB Florida	7/16/04	16	Duval County (Jacksonville), Baker County (Mcclenny, Glenn
			St. Mary), Bradford County (Starke), Columbia County (Lake City),
			Union County (Ft. White), Suwannee County (Live Oak), St. Johns
			County (St. Augustine), and Alachua County (Lake Butler)
Florida Banks	7/16/04	7	Tampa, Jacksonville, Alachua County (Gainesville), Broward County
			(Ft. Lauderdale), Pinellas County (Largo), Marion County (Ocala),
			and West Palm Beach Florida markets

Acquisitions Completed Subsequent to Quarter End

On April 4, 2005, TSFG acquired Koss Olinger group of companies based in Gainesville, Florida. Koss Olinger began operations over 35 years ago and is a wealth management firm, which focuses on wealth creation and preservation for individuals with net worths exceeding $5 million and income levels in excess of $300,000. It also has a insurance agency operation. Koss Olinger will continue doing business under its name and plans to expand its customer base through its affiliation with TSFG.

On May 6, 2005, TSFG acquired Pointe Financial Corporation (“Pointe”), a bank holding company headquartered in Boca Raton, Florida. At March 31, 2005, Pointe had total assets of $428.7 million, total loans of $304.8 million, and total deposits of $314.6 million, and operated primarily through its banking subsidiary, PointeBank, which had 10 Florida branches in Dade, Broward, and Palm Beach counties. The aggregate purchase price was $98.8 million, which consisted of 2,554,022 shares of TSFG common stock and $24.5 million in cash in exchange for all common stock and stock obligations of Pointe.

Pending Acquisition

In April, TSFG entered into an agreement in principle to acquire a Florida-based commercial insurance broker. Assuming this acquisition is completed it will mark TSFG’s fourth insurance acquisition and its second in Florida. This insurance agency has been in business over 20 years and focuses primarily on property and casualty insurance. TSFG expects to close this acquisition in the second quarter of 2005.

Balance Sheet Review

Loans

TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At March 31, 2005, outstanding loans totaled $8.4 billion, which equaled 103.3% of total deposits and 57.4% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At March 31, 2005, less than 5% of the portfolio was unsecured. We believe the portfolio contains no “highly leveraged transactions,” as defined by regulatory authorities.

Loans held for investment increased $2.4 billion, or 40.3%, to $8.4 billion at March 31, 2005 from $6.0 billion at March 31, 2004. This increase included $1.4 million in net acquired loans held for investment ($714.6 million from the acquisition of CNB Florida, $772.3 million from the acquisition of Florida Banks, $2.0 million from a branch acquisition, and $40.4 million sold in connection with the disposition of Community National Bank, which had been acquired by TSFG in October 2003). For the same period, organic growth in loans held for investment, which excludes the net acquired loans, totaled 16.1%. Organic loan growth was concentrated in commercial loans and reflected an increasing percentage of variable rate loans. TSFG sells a substantial majority of its residential mortgage loans at origination in the secondary market. Loans held for sale increased $8.1 million to $24.0 million at March 31, 2005 from $15.9 million at March 31, 2004, primarily related to higher mortgage originations.

Table 3 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 3
Loan Portfolio Composition
(dollars in thousands)

	March 31,
			December
	2005	2004	2004
Commercial, financial and agricultural	$1,725,846	$1,370,631	$1,584,198
Real estate - construction (1)	1,052,269	639,274	1,007,061
Real estate - residential mortgages (1-4 family)	1,288,973	963,699	1,278,310
Commercial secured by real estate (1)	3,174,438	2,314,567	3,109,242
Consumer	1,156,834	698,513	1,128,946

Loans held for investment	8,398,360	5,986,684	8,107,757
Loans held for sale	23,958	15,850	21,302
Allowance for loan losses	(98,690)	(74,871)	(96,918)

Total net loans	$8,323,628	$5,927,663	$8,032,141

Percentage of Loans Held for Investment
Commercial, financial and agricultural	20.5%	22.9%	19.5%
Real estate - construction (1)	12.5	10.7	12.4
Real estate - residential mortgages (1-4 family)	15.3	16.1	15.8
Commercial secured by real estate (1)	37.8	38.6	38.4
Consumer	13.9	11.7	13.9

Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

Table 4 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 3, which stratifies the portfolio by collateral type and borrower type.

Table 4
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)
	March 31,
			December 31,
	2005	2004	2004
Commercial Loans
Commercial and industrial	$2,269,951	$1,585,715	$2,077,646
Owner - occupied real estate (1)	824,051	661,196	825,582
Commercial real estate	3,289,299	2,257,652	3,246,729

	6,383,301	4,504,563	6,149,957

Consumer Loans
Indirect - sales finance	835,629	629,590	790,372
Direct retail	465,266	296,593	466,484
Home equity	544,957	399,604	535,988

	1,845,852	1,325,787	1,792,844

Mortgage Loans	169,207	156,334	164,956

Total loans held for investment	$8,398,360	$5,986,684	$8,107,757

Percentage of Loans Held for Investment
Commercial and industrial	27.0%	26.5%	25.6%
Owner - occupied real estate (1)	9.8	11.0	10.3
Commercial real estate	39.2	37.8	40.0
Consumer	22.0	22.1	22.1
Mortgage	2.0	2.6	2.0

Total	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

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

Owner - occupied real estate loans are loans to finance the purchase or expansion of operating facilities used by businesses not engaged in the real estate business. Typical loans are loans to finance offices, manufacturing plants, warehouse facilities, and retail shops. Depending on the property type and the borrower’s cash flows, amortization terms vary from ten years up to 20 years. Although secured by mortgages on the properties financed, these loans are underwritten based on the cash flows generated by operations of the businesses they house.

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

Direct retail consumer loans are loans to individuals to finance personal, family, or household needs. Typical loans are loans to finance auto purchases, home repairs and additions, and home purchases. TSFG employees located in its branches originate substantially all of these loans.

Home equity loans are loans to homeowners, secured primarily by junior mortgages on their primary residences, to finance personal, family, or household needs. These loans may be in the form of amortizing loans or lines of credit with terms up to 15 years.

Mortgage loans are loans to individuals, secured by first mortgages on single-family residences, to finance the acquisition of those residences. These loans, originated by TSFG’s mortgage lending division, do not qualify for immediate sale through our normal channels but are judged sellable with seasoning. However, they are underwritten to secondary market standards and are sold, from time to time, as they become sellable to secondary market investors.

The portfolio’s most significant concentration is in commercial real estate loans. Due to strong population growth and household growth, real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. Commercial real estate loans in our Western North Carolina market, which has our largest concentration of commercial real estate loans, grew 7.2% for the first three months of 2005 (based on period-end balances). The risk attributable to this concentration is managed by focusing our lending on markets we are familiar with and on borrowers who have proven track records and who we believe possess the financial means to weather adverse market conditions. See Table 5 for TSFG’s geographic and property type diversification of its commercial real estate loans. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.

In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio. Table 5 sorts the commercial real estate portfolio by geography and property type.

Table 5
Commercial Real Estate Loans
(dollars in thousands)

	March 31, 2005		December 31,
	Balance	% of Total	Balance	% of Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$584,698	17.8%	$545,533	16.8%
Upstate South Carolina (Greenville)	390,956	11.9	358,693	11.0
North Coastal South Carolina (Myrtle Beach)	353,052	10.7	376,494	11.6
Tampa Bay Florida	335,077	10.2	330,130	10.2
Midlands South Carolina (Columbia)	277,788	8.4	291,139	9.0
Northeast Florida (Jacksonville)	256,649	7.8	244,989	7.5
South Coastal South Carolina (Charleston)	254,622	7.7	264,178	8.1
Central Florida (Orlando)	245,621	7.5	245,398	7.6
Alachua Florida (Gainesville)	153,678	4.7	151,233	4.7
North Central Florida	110,444	3.4	105,409	3.2
Greater South Charlotte South Carolina (Rock Hill)	108,500	3.3	110,965	3.4
South Florida (Ft. Lauderdale)	103,472	3.1	102,969	3.2
Other (1)	114,742	3.5	119,599	3.7

Total commercial real estate loans	$3,289,299	100.0%	$3,246,729	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$1,033,761	31.4%	$965,838	29.7%
1-4 family residential investment property	330,169	10.0	328,558	10.1
Mixed use	328,525	10.0	313,612	9.7
Undeveloped land	279,646	8.5	301,165	9.3
Retail	263,068	8.0	266,584	8.2
Hotel/motel	239,506	7.3	242,525	7.5
Multi-family residential	182,039	5.5	171,929	5.3
Residential construction	150,503	4.6	152,988	4.7
Other (1)	482,082	14.7	503,530	15.5

Total commercial real estate loans	$3,289,299	100.0%	$3,246,729	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.
Note:	At March 31, 2005 and December 31, 2004, average loan size for commercial real estate loans totaled $373,000 and $370,000, respectively.

TSFG has set a house-lending limit of $25 million, below the legal lending limit of $75.3 million for Carolina First Bank and $69.2 million for Mercantile Bank, respectively, at March 31, 2005. In accordance with TSFG’s lending policies, approval from the Board of Directors must be received in order for a lending commitment to be made in excess of $25 million. At March 31, 2005, TSFG had one relationship in excess of the house-lending limit of $25 million, which totaled $29.1 million. The 20 largest relationships have an aggregate outstanding principal balance of $263.3 million, or 3.1% of total loans held for investment, at March 31, 2005, down from 4.4% of total loans held for investment at March 31, 2004.

At March 31, 2005, the loan portfolio included commitments totaling $453.7 million in “shared national credits” (multi-bank credit facilities of $20 million or more). Outstanding borrowings under these commitments totaled $168.9 million. By policy, TSFG participates in shared national credits only if the borrower is headquartered or conducts business in our market, the borrower is in an industry familiar to us, we meet directly with the borrower to conduct our analysis, and the opportunity exists to establish an ongoing banking relationship with us. None of these credits were classified in the most recent report on shared national credits prepared by the regulatory agencies.

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

Table 6
Credit Quality Indicators
(dollars in thousands)

	March 31,
					December 31,
	2005		2004		2004
Loans held for investment	$8,398,360		$5,986,684		$8,107,757
Allowance for loan losses	98,690		74,871		96,918

Nonaccrual loans - commercial (1)	32,329		50,282		38,015
Nonaccrual loans - consumer	2,901		2,397		2,312
Nonaccrual loans - mortgage (2)	4,333		--		4,755
Restructured loans	--		--		--

Total nonperforming loans	39,563		52,679		45,082
Foreclosed property (other real estate owned and personal
property repossessions) (3)	9,416		10,203		10,894

Total nonperforming assets	$48,979		$62,882		$55,976

Loans past due 90 days or more (mortgage and consumer
with interest accruing) (2)	$1,816		$4,269		$3,764

Total nonperforming assets as a percentage of loans held for
investment and foreclosed property	0.58%		1.05%		0.69%

Allowance for loan losses to nonperforming loans	2.49	x	1.42	x	2.15	x

(1)	At March 31, 2005 and December 31, 2004, nonaccrual loans – commercial included $6.7 million and $4.7 million, respectively, in restructured loans.
(2)

Effective September 30, 2004, TSFG began placing residential mortgage loans in nonaccrual status when they become 150-days delinquent. Previously, these loans were not placed in nonaccrual status (unless impairment was evident), but any associated accrued interest was reserved.

(3)	Prior to September 30, 2004, personal property repossessions were not included in the definition of foreclosed property. At March 31, 2004, personal property repossessions totaled $722,000.

TSFG’s nonperforming asset ratio improved each quarter since December 31, 2002, aided by the resolution of certain identified problem loans purchased from Rock Hill Bank & Trust (the “Rock Hill Workout Loans”) in October 2002. Net loan charge-offs as a percentage of loans held for investment totaled 0.45% for the first three months of 2005, compared with 0.50% for the fourth quarter of 2004 and 0.42% for the first quarter of 2004. A substantial majority of the Rock Hill Workout Loans are resolved so TSFG’s credit quality measures are approaching more normalized levels. At March 31, 2005, the Rock Hill Workout Loans totaled $15.4 million, with nonperforming loans of $9.2 million and an allowance for loan losses of $2.6 million.

Table 7 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.

Table 7
Impaired Loans
(dollars in thousands)

	At and For the Three Months Ended March 31,		At and For the Year Ended December 31,
	2005	2004	2004
Impaired loans	$25,654	$50,282	$28,836
Average investment in impaired loans	27,532	50,753	47,791
Related allowance	5,247	12,739	11,129
Foregone interest	520	617	1,935

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

The Allowance for each portfolio segment is set at an amount within its range that reflects management's best judgment of the extent to which historical loss levels are more or less accurate indicators of current losses in the portfolio. Management's judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, emerging portfolio concentrations, risk management system changes, entry into new markets, new product offerings, loans acquired from acquisitions, loan portfolio quality trends, lending policy changes, changes in loan review and board oversight activities, changes in regulations and other external factors affecting loan portfolio quality, and uncertainty in current economic and business conditions.

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

Table 8 summarizes the changes in the Allowance and provides certain ratios related to the Allowance.

Table 8
Summary of Loan Loss Experience
(dollars in thousands)

	At and For The Three Months Ended March 31,		At and For The Year Ended December 31,
	2005	2004	2004
Allowance for loan losses, beginning of year	$96,918	$73,287	$73,287
Purchase accounting adjustments	--	--	20,682
Allowance adjustment for loans sold	--	--	(506)
Net charge-offs:
Loans charged-off	(10,974)	(6,990)	(37,003)
Loans recovered	1,784	852	5,471

	(9,190)	(6,138)	(31,532)
Additions to allowance through provision expense	10,962	7,722	34,987

Allowance for loan losses, end of period	$98,690	$74,871	$96,918

Average loans held for investment	$8,263,252	$5,836,599	$6,909,545
Loans held for investment, end of period	8,398,360	5,986,684	8,107,757
Net charge-offs as a percentage of average loans held for
investment (annualized)	0.45%	0.42%	0.46%
Allowance for loan losses as a percentage of loans held
for investment	1.18	1.25	1.20
Allowance for loan losses to nonperforming loans	2.49x	1.42x	2.15x

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

Table 9
Investment Securities Portfolio Composition
(dollars in thousands)

	March 31,		December 31,
	2005	2004	2004
Trading (at fair value)
U.S. Treasury	$20	$--	$--
U.S. Government agencies	--	1,140	--
State and municipal	--	322	--

	20	1,462	--

Available for Sale (at fair value)
U.S. Treasury	229,272	247,257	234,538
U.S. Government agencies	1,070,577	780,316	930,046
Mortgage-backed securities	2,913,531	2,277,175	2,502,440
State and municipal	284,241	171,071	272,535
Other investments:
Corporate bonds	118,257	148,687	141,970
Federal Home Loan Bank ("FHLB") stock	75,850	53,559	72,733
Federal National Mortgage Association preferred stock	45,741	69,765	50,062
Federal Home Loan Mortgage Corporation preferred stock	11,614	--	11,990
Community bank stocks	11,602	26,475	14,899
Other equity investments	3,301	5,477	3,630

	4,763,986	3,779,782	4,234,843

Held to Maturity (at amortized cost)
State and municipal	69,705	84,298	75,145
Other investments	100	578	100

	69,805	84,876	75,245

Total	$4,833,811	$3,866,120	$4,310,088

Total securities as a percentage of total assets	32.9%	35.6%	31.3%

Percentage of Total Securities Portfolio
U.S. Treasury	4.8%	6.4%	5.4%
U.S. Government agencies	22.1	20.2	21.6
Mortgage-backed securities	60.3	58.9	58.0
State and municipal	7.3	6.6	8.1
Other investments	5.5	7.9	6.9

Total	100.0%	100.0%	100.0%

Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on available for sale securities averaged $4.6 billion in the first three months of 2005, 15.2% above the average for the corresponding period in 2004 of $4.0 billion. The average tax-equivalent portfolio yield increased for the three months ended March 31, 2005 to 4.41% from 4.03% in the first three months of 2004. The securities yield increased in part due to a $2.0 million decrease in mortgage-backed securities (“MBS”) premium amortization for the first quarter 2005, compared with the first quarter 2004 related to higher MBS prepayments.

For the remainder of 2005, TSFG expects loan growth to outpace deposit growth. TSFG strives to keep the duration of its securities portfolio relatively short to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off short-term borrowings, used to fund loan growth, or reinvested in securities at then current market rates. Under both the current level of interest rates and under expected future rate scenarios, TSFG believes its securities portfolio will continue to provide sufficient liquidity.

The expected duration of the debt securities portfolio increased to approximately 3.9 years at March 31, 2005 from approximately 3.2 years at December 31, 2004 and approximately 2.8 years at March 31, 2004. If interest rates continue to rise, the duration of the debt securities portfolio will continue to extend.

The available for sale portfolio constituted 98.6% of total securities at March 31, 2005. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. Nearly all of these securities are rated AAA so the credit risk is minimal. Approximately 41% of MBS are collateralized mortgage obligations (“CMOs”) with a total expected duration of 4.5 years. TSFG manages the MBS portfolio to maintain a short duration and repricing horizon. At March 31, 2005, approximately 22% of the MBS portfolio was variable rate.

Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving yields.

The net unrealized loss on available for sale securities (pre-tax) totaled $106.1 million at March 31, 2005, compared with a $29.5 million loss at December 31, 2004. This increase in unrealized loss was primarily due to increases in long-term interest rates in the first three months of 2005 and was spread throughout the portfolio with the most significant being MBS, which increased $48.5 million. If interest rates increase, TSFG expects its net unrealized loss on available for sale securities to increase. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

Community Bank Stocks. At March 31, 2005, TSFG had equity investments in 13 community banks located in the Southeast with an $8.6 million cost basis and pre-tax market value of $11.6 million. In each case, TSFG owns less than 5% of the community bank's outstanding common stock. TSFG made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks are included in securities available for sale.

Intangible Assets

Intangible assets totaled $611.9 million at March 31, 2005, up from $352.0 million at March 31, 2004, principally from the CNB Florida and Florida Banks acquisitions. See Item 1, Notes 5 and 6 to the Consolidated Financial Statements for the types and balances of intangible assets. In the second quarter 2005, TSFG expects to record approximately $80 million of intangible assets, including goodwill, in connection with the Pointe, Koss, and Florida-based commercial insurance broker acquisitions.

Deposits

Deposits remain TSFG's primary source of funds. Average deposits provided funding for 61.6% of average earning assets in the first three months of 2005 and 60.3% in the first three months of 2004. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and increases in investment securities. In addition, TSFG has increased the use of brokered deposits, which are included in deposits.

Table 10 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 10
Type of Deposits
(dollars in thousands)

	March 31,		December 31,
	2005	2004	2004
Noninterest-bearing demand deposits	$1,290,427	$924,753	$1,237,877
Interest-bearing checking	896,844	688,607	816,933
Money market accounts	2,663,405	2,235,544	2,704,287
Savings accounts	191,128	160,323	192,769

Total transaction accounts	5,041,804	4,009,227	4,951,866
Brokered deposits	1,332,120	720,904	1,211,465
Time deposits under $100,000	942,934	784,524	856,386
Time deposits of $100,000 or more	837,717	530,675	645,820

Total deposits	$8,154,575	$6,045,330	$7,665,537

Percentage of Deposits
Noninterest-bearing demand deposits	15.8%	15.3%	16.1%
Interest-bearing checking	11.0	11.4	10.7
Money market accounts	32.7	36.9	35.3
Savings accounts	2.3	2.7	2.5

Total transaction accounts	61.8	66.3	64.6
Brokered deposits	16.3	11.9	15.8
Time deposits under $100,000	11.6	13.0	11.2
Time deposits of $100,000 or more	10.3	8.8	8.4

Total deposits	100.0%	100.0%	100.0%

At March 31, 2005, deposits were up $2.1 billion from March 31, 2004. Approximately 74% of this increase was attributable to $1.6 billion in net acquired deposits ($755.6 million from the acquisition of CNB Florida, $855.0 million from the acquisition of Florida Banks, $9.5 million from an August 2004 branch acquisition, and $60.0 million sold in connection with the disposition of Community National Bank, which had been acquired by TSFG in October 2003). Excluding net acquired deposits (includes brokered deposits), organic growth in deposits totaled 9.1% (based on period-end balances). TSFG’s total deposit growth was not concentrated in any particular market.

The increase in deposits is partially due to an increase of $611.2 million in brokered deposits, which included a significant amount of brokered deposits acquired from the acquisition of Florida Banks. TSFG utilizes these funds as an alternative funding source while continuing its efforts to maintain and grow its local deposit base.

Table 13 in “Results of Operations - Net Interest Income” details average balances for the deposit portfolio for the three months ended March 31, 2005 and 2004. Comparing the three months ending March 31, 2005 and 2004, average money market accounts increased $469.9 million, or 20.9%, and average noninterest-bearing deposits increased $383.2 million, or 45.4%. For the same period, average time deposits, excluding average brokered deposits, increased $361.6 million, or 27.5%, and average brokered deposits increased $600.8 million, or 84.5%. For the first three months of 2005, average transaction accounts made up 62.4% of average deposits, compared with 65.9% for the three months ended March 31, 2004.

As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, and deposit campaigns are expected to play an integral part in achieving this goal. Despite this focus, growth in time deposits outpaced the growth in transaction accounts during the first quarter of 2005, in response to increased customer demand for certificates of deposits. However, noninterest-bearing deposit growth remained strong, increasing at a 17.2% annualized rate (based on period-end balances) for the first quarter of 2005. Deposit pricing is very competitive, and we expect this pricing environment to continue.

Time deposits of $100,000 or more are generally from customers within our local markets and include public deposits. During the first quarter of 2005, time deposits of $100,000 or more increased $191.9 million, or 29.7%, to $837.7 million. This increase included $64.7 million in public deposits.

Borrowed Funds

Table 11 shows the breakdown of total borrowings by type.

Table 11
Type of Borrowings
(dollars in thousands)

	March 31,		December 31,
	2005	2004	2004
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,724,813	$1,115,432	$1,583,495
Commercial paper	30,215	38,904	29,405
Treasury, tax and loan note	6,097	4,985	14,111
Line of credit to unaffiliated bank and other	--	97	--

	1,761,125	1,159,418	1,627,011

Long-Term Borrowings
Repurchase agreements	2,249,984	1,309,800	1,665,134
FHLB advances	697,560	985,045	1,047,040
Subordinated notes	155,695	135,075	155,695
Mandatorily redeemable preferred stock of subsidiary	89,800	89,800	89,800
Employee stock ownership plan note payable	725	1,025	800
Note payable	890	920	900
Purchase accounting premiums, net of amortization	2,633	3,301	2,774

	3,197,287	2,524,966	2,962,143

Total borrowings	$4,958,412	$3,684,384	$4,589,154

TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In the first three months of 2005, average borrowings totaled $4.8 billion, compared with $3.8 billion for the same period in 2004. This increase was primarily attributable to an increased reliance on borrowings to support earning asset growth, including investment securities. TSFG has and may continue to enter into interest rate swap agreements to hedge interest rate risk related to borrowings.

Federal funds purchased and repurchase agreements are used to satisfy daily funding needs and, when advantageous, for rate arbitrage. The increases in both the short-term and long-term balances were primarily to support earning asset growth. Balances in these accounts can fluctuate on a day-to-day basis.

FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, its ability to raise deposits through market promotions, the Subsidiary Banks' unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.

During the three months ended March 31, 2005 and 2004, TSFG recognized a gain of $1.4 million and a loss of $1.4 million, respectively, on the early extinguishment of debt. The gain for the first quarter 2005 related to prepayment discounts on Federal Home Loan Bank advances totaling $345.0 million. The loss for the first quarter 2004 related to prepayment penalties for repurchase agreement borrowings totaling $185.0 million. See Item 1, Note 11 to the Consolidated Financial Statements for additional details.

Capital Resources and Dividends

Total shareholders' equity amounted to $1.4 billion, or 9.4% of total assets, at March 31, 2005, compared with $1.0 billion, or 9.4% of total assets, at March 31, 2004. At December 31, 2004, total shareholders’ equity was $1.4 billion, or 10.2% of total assets. The increase in shareholders’ equity since March 31, 2004 was primarily from the issuance of common stock for the CNB Florida and Florida Banks acquisitions, as well as the retention of earnings. Cash dividends paid and the increase in unrealized loss in the available for sale investment portfolio partially offset these increases. TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization, but at this time has no plans to repurchase any shares.

TSFG’s unrealized loss on available for sale securities, net of income tax, which is included in accumulated other comprehensive loss, was $66.8 million at March 31, 2005, compared with $18.5 million at December 31, 2004. For discussion on the primary reasons for the unrealized decline in the market value of available for sale securities, see “Securities.” At March 31, 2004, TSFG had an unrealized gain on available for sale securities, net of income tax, totaling $11.0 million.

Book value per share at March 31, 2005 and 2004 was $19.29 and $17.21, respectively. Tangible book value per share at March 31, 2005 and 2004 was $10.77 and $11.31, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at March 31, 2005. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our consolidated financial statements.

Table 12 sets forth various capital ratios for TSFG and its Subsidiary Banks. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At March 31, 2005, trust preferred securities included in tier 1 capital totaled $135.5 million.

Table 12
Capital Ratios

	March 31, 2005	Well Capitalized Requirement
TSFG
Total risk-based capital	10.96%	n/a
Tier 1 risk-based capital	9.35	n/a
Leverage ratio	7.30	n/a

Carolina First Bank
Total risk-based capital	11.04%	10.00%
Tier 1 risk-based capital	8.73	6.00
Leverage ratio	6.38	5.00

Mercantile Bank
Total risk-based capital	11.59%	10.00%
Tier 1 risk-based capital	8.38	6.00
Leverage ratio	7.03	5.00

As part of its capital management, TSFG has set a desired threshold of 6% or higher for its tangible equity to tangible assets ratio. At March 31, 2005, TSFG’s tangible equity to tangible asset ratio totaled 5.49%, a decline from 5.99% at December 31, 2004, due to the increase in the unrealized loss on available for sale securities. If interest rates continue to increase, TSFG expects its unrealized loss on available for sale securities to increase, leading to a lower tangible equity to tangible asset ratio. Additionally, TSFG’s acquisitions of Pointe and Koss Olinger, as well as its pending acquisition of a Florida-based commercial insurance broker, are expected to lower TSFG’s tangible equity to tangible asset ratio.

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

TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at March 31, 2005 with a stated value of $100,000 per share. At March 31, 2005, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.8 million. Under Federal Reserve Board guidelines, $25.2 million, net of issuance costs, qualified as tier 1 capital, and $61.9 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Earnings Review

Net Interest Income

Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning federal tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 13 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three months ended March 31, 2005 and 2004.

Table 13
Comparative Average Balances - Yields and Costs
(dollars in thousands)

	Three Months Ended March 31,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans (1)	$8,283,500	$121,478	5.95%	$5,855,050	$78,017	5.36%
Investment securities, taxable (2)	4,244,000	46,148	4.41	3,756,359	37,210	3.98
Investment securities, nontaxable (2)	348,887	3,788	4.40	229,992	2,706	4.73
Federal funds sold and interest-bearing
bank balances	30,027	161	2.17	11,075	28	1.02

Total earning assets	12,906,414	$171,575	5.39	9,852,476	$117,961	4.82

Non-earning assets	1,384,021			973,241

Total assets	$14,290,435			$10,825,717

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$829,849	$1,179	0.58	$662,099	$828	0.50
Savings	190,899	147	0.31	158,969	159	0.40
Money market	2,716,624	13,810	2.06	2,246,730	8,302	1.49
Time deposits	2,990,274	19,246	2.61	2,027,874	10,161	2.02

Total interest-bearing deposits	6,727,646	34,382	2.07	5,095,672	19,450	1.54
Borrowings	4,792,671	31,966	2.70	3,768,101	15,548	1.66

Total interest-bearing liabilities	11,520,317	$66,348	2.34	8,863,773	$34,998	1.59

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,227,861			844,620
Other noninterest-bearing liabilities	133,748			120,830

Total liabilities	12,881,926			9,829,223
Shareholders' equity	1,408,509			996,494

Total liabilities and shareholders' equity	$14,290,435			$10,825,717

Net interest margin (tax equivalent)		$105,227	3.31%		$82,963	3.39%
Less: tax-equivalent adjustment (3)		1,326			947

Net interest income		$103,901			$82,016

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

Fully tax-equivalent net interest income increased by $22.3 million, or 26.8%, during the first three months of 2005 compared with the first three months of 2004. This increase was attributable to a 31.0% increase in average earning assets, partially offset by an 8 basis point decrease in the net interest margin. The increase in average earning assets was principally from strong organic loan growth, bank acquisitions, and higher investment securities. Comparing the first three months of 2005 to the corresponding period in 2004, average loans increased $2.4 billion, or 41.5%, resulting from both internally-generated loans as well as loans that were added from the bank acquisitions. The CNB Florida and Florida Banks acquisitions, which closed July 16, 2004, added approximately $1.7 billion in earning assets, including $1.5 billion in loans. TSFG increased its investment portfolio to leverage available capital and in connection with TSFG’s acquisitions. For the first quarter of 2005, interest income from securities represented approximately 30% of TSFG’s total interest income. The growth in securities and its relatively narrower spread over the cost of the liabilities used to fund the securities contributed to the decline in TSFG’s net interest margin (the other primary reasons are discussed below) as securities generally have a lower yield than loans (see “Securities” for additional details).

The net interest margin decreased to 3.31% in the first quarter of 2005 from 3.39% in the fourth quarter of 2004 and 3.39% in the first quarter of 2004. The contraction in the net interest margin was primarily attributable to a narrower spread between the earning asset yield and interest-bearing liabilities used to fund them, a shift in the mix of deposits from money market accounts to time deposits, and growth in the securities portfolio (discussed above). We have seen heightened competition on interest rates charged on loans and interest offered on deposit accounts in our markets. Comparing the first quarter 2005 to the same period in 2004, TSFG’s earning asset yield rose 57 basis points, slower than the 75 basis point increase for interest-bearing liabilities. This was partially attributable to pricing competition and the addition of a larger percentage of variable rate loans with yields below the existing portfolio. During the first quarter of 2005, variable rate loans constituted approximately 85% of the total new commercial loans. At March 31, 2005, approximately 65% of our loans were variable rate, up from approximately 59% at March 31, 2004. In addition, during the first three months of 2005, TSFG’s deposit mix shifted to certificates of deposits, which pay a higher interest rate, in response to customer demand. While both the higher percentage of variable rate loans with yields below the existing portfolio and the increased percentage of fixed rate time deposits at higher rates negatively affected the first quarter 2005 net interest margin, we believe these specific positions could be beneficial to the net interest margin in the long-term if interest rates continue to rise.

The Federal Reserve increased the federal funds target rate by 25 basis points on March 22, 2005, February 2, 2005, December 14, 2004, November 10, 2004, September 21, 2004, August 10, 2004, and June 30, 2004, following a three-year period of declining rates. Furthermore, over the past year, short-term rates have increased more quickly than long-term rates. During this time, TSFG’s variable rate loans have principally followed changes in the prime rate, while its variable borrowings have principally followed changes in the three-month LIBOR rate. Although the prime rate remains higher than LIBOR, the difference between the two has declined when comparing the averages for the three months ended March 31, 2005 and March 31, 2004.

TSFG continuously evaluates its balance sheet positioning due to changes in interest rates, pricing competition, and customer preferences. If no material changes are made to TSFG’s balance sheet, management anticipates that its net interest margin will decline over the next few quarters.

Provision for Loan Losses

The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $11.0 million and $7.7 million in the first three months of 2005 and 2004, respectively. The higher provision for loan losses was primarily attributable to loan growth and net charge-offs.

Net loan charge-offs were $9.2 million, or 0.45% of average loans held for investment, for the first three months of 2005, compared with $6.1 million, or 0.42% of average loans held for investment, for the first three months of 2004. The allowance for loan losses equaled 1.18%, 1.20%, and 1.25% of loans held for investment as of March 31, 2005, December 31, 2004, and March 31, 2004, respectively. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”

Noninterest Income

Table 14 shows the components of noninterest income.

Table 14
Components of Noninterest Income
(dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Service charges on deposit accounts	$ 8,577	$ 8,113
Debit card income	1,515	814
Customer service fee income	831	672

Total customer fee income	10,923	9,599

Brokerage income	1,290	1,196
Trust income	978	927

Total brokerage and trust income	2,268	2,123

Bank-owned life insurance income	2,761	2,290
Merchant processing income	2,038	2,013
Mortgage banking income	1,487	1,555
Insurance income	1,286	1,022
Gain on sale of available for sale securities	234	5,214
Gain on equity investments	1,711	2,810
Gain (loss) on trading and derivative activities	904	(1,369)
Gain on disposition of assets and liabilities	--	2,350
Other	2,131	1,681

Total noninterest income	$25,743	$ 29,288

Total customer fee income rose 13.8% in the first three months of 2005 compared to the same period in 2004. Service charges on deposit accounts, the largest contributor to noninterest income, rose 5.7% during the first quarter 2005 compared to the first quarter 2004. Average balances for deposit transaction accounts, which impact service charges, increased 26.9% for the same period. For the first three months of 2005, service charges on deposit accounts declined $1.0 million, primarily due to fewer customer overdrafts and two fewer calendar days in the quarter. TSFG is actively reviewing deposit service charges and identifying opportunities based on our size, customer mix, and products to reverse this trend.

46

In the first three months of 2005 compared with the corresponding period in 2004, brokerage income increased 7.9%, primarily from the addition of brokers. Trust income increased 5.5% for the same period. At March 31, 2005 and 2004, the market value of assets administered by the trust department totaled $804.8 million and $754.7 million, respectively.

Bank-owned life insurance income increased 20.6% for the first three months of 2005 versus the corresponding period in 2004, due to additional life insurance policies and increases in the cash values. TSFG purchased an additional $15.0 million of life insurance on certain officers in December 2004 and added $30.8 million from the acquisitions of CNB Florida and Florida Banks. The cash surrender value totaled $250.0 million at March 31, 2005, up from $194.3 million at March 31, 2004.

For the first three months of 2005, mortgage banking income declined 4.4%, compared with the same period in 2004. Mortgage loans originated by TSFG originators totaled $137.5 million and $119.3 million in the first three months of 2005 and 2004, respectively. The decrease in mortgage banking income was principally the result of lower gains on sale to the secondary market. TSFG sells most of the loans it originates in the secondary market with servicing rights released. For the first three months of 2005, mortgage banking income increased $75,000, or 21.5% annualized, principally from the addition of originators and higher average production per originator. TSFG had 70 originators at March 31, 2005, up from 59 at December 31, 2004.

In the first three months of 2005 compared with the same period in 2004, insurance income increased 25.8%, principally from efforts to continue to leverage TSFG’s customer base.

TSFG uses derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in volatility in realized gains and losses on trading and derivative activities, as demonstrated by a first quarter 2005 gain of $904,000 compared with a first quarter 2004 loss of $1.4 million. See “Risk Management - Market Risk and Asset/Liability Management - Derivatives and Hedging Activities.”

Net gains on available for sale securities (including equity investments) totaled $1.9 million and $8.0 million for the first three months of 2005 and 2004, respectively. TSFG periodically evaluates its available for sale securities portfolio for other-than-temporary impairment. As discussed in Note 4 to the Consolidated Financial Statements, TSFG’s unrealized losses were primarily attributable to increases in interest rates, including losses on perpetual preferred stock. For additional details, see “Critical Accounting Policies and Estimates – Fair Value of Certain Financial Instruments” and “Securities.”

During the first three months of 2004, the gain on disposition of assets and liabilities resulted from the contribution of land at fair value associated with a conservation grant in North Carolina.

Other noninterest income includes income related to benefits administration, international banking services, other services, and gains/losses on disposition of other real estate owned/fixed assets. The increase in other noninterest income in the first three months of 2005 compared with the same period in 2004 was largely due to an increase in the gain on the disposition of other real estate owned.

Noninterest Expenses

TSFG is expanding in new and existing markets within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services and technology systems. These factors contributed to TSFG’s increases in noninterest expense, which increased 16.1% for the first three months of 2005 over the first three months of 2004. TSFG’s market expansion included the July 2004 acquisitions of CNB Florida and Florida Banks and a branch office (including related loans and deposits) in August 2004.

Table 15 shows the components of noninterest expenses.

Table 15
Components of Noninterest Expenses
(dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Salaries and wages	$24,577	$18,859
Employee benefits	9,024	6,915
Occupancy	6,099	5,072
Furniture and equipment	5,533	4,615
Professional fees	2,527	1,648
Merchant processing expense	1,632	1,559
Telecommunications	1,326	1,145
Amortization of intangibles	1,806	1,195
Merger-related costs	305	177
Charitable contribution to foundation	683	--
Conservation grant of land	--	3,350
(Gain) loss on early extinguishment of debt	(1,428)	1,429
Other	14,426	11,307

Total noninterest expenses	$66,510	$57,271

Salaries, wages, and employee benefits rose $7.8 million, or 30.2%, in the first three months of 2005 compared with the same period in 2004. Full-time equivalent employees as of March 31, 2005 increased to 2,336 from 1,910 at March 31, 2004. The increase in personnel expense was primarily attributable to the CNB Florida and Florida Banks acquisitions and higher health insurance costs. There was no discretionary short-term or long-term incentive compensation accrued during the three months ended March 31, 2005 and 2004. The discretionary nature of TSFG’s incentive accruals may result in increased volatility in personnel expense in future periods.

Occupancy and furniture and equipment expense increased 20.0% for the first three months of 2005 compared with the corresponding period in 2004, primarily from the addition of branch offices from TSFG’s acquisitions of CNB Florida and Florida Banks. The increase in professional fees was partially related to compliance obligations under section 404 of the Sarbanes-Oxley Act of 2002, deposit pricing modeling, and fee initiatives. The increase in merchant processing expense was offset by related revenue increases.

Amortization of intangibles increased $611,000 for the three months ended March 31, 2005, primarily attributable to the addition of core deposit intangibles from the acquisitions of CNB Florida and Florida Banks.

During the first quarter 2005, TSFG contributed an equity investment to its charitable foundation and expensed the fair value of the contribution of $683,000. During the first three months of 2004, TSFG executed a conservation grant of land in North Carolina and expensed the fair value of the contribution of $3.4 million.

During both the three months ended March 31, 2005 and 2004, TSFG incurred pre-tax merger-related costs, in connection with TSFG’s acquisitions in 2004 and 2003. See Note 10 to the Consolidated Financial Statements for the types and balances of pre-tax merger-related costs.

Other noninterest expenses rose 27.6% in the first three months of 2005 compared with the same period in 2004. The overall increase in other noninterest expenses was principally attributable to increases in outside service fees, staff recruitment, business development, loan collection, travel, and debit card expense.

Income Taxes

The effective income tax rate as a percentage of pretax income was 33.0% for the first three months of 2005 and 30.3% for the first three months of 2004. The blended statutory federal and state income tax rate was approximately 37% for both of these periods. TSFG anticipates the effective income tax rate will be between 33% and 34% for 2005.

Discontinued Operations

During the three months ended March 31, 2005, TSFG recognized an after-tax loss of $396,000 as discontinued operations. See Item 1, Note 12 to the Consolidated Financial Statements for additional information.

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

Market Risk and Asset/Liability Management

Market Risk Management. We refer to “market risk” as the risk of loss from adverse changes in market prices of fixed income securities, equity securities, other earning assets, interest-bearing liabilities, and derivative financial instruments as a result of changes in interest rates or other factors. TSFG's market risk arises principally from interest rate risk inherent in its core banking activities. Interest rate risk is the risk of decline in earnings or equity represented by the impact of potential changes in market interest rates, both short-term and long-term, and includes, but is not limited to, the following:

•	assets and liabilities (including derivative positions) may mature or reprice at different times;
•	assets and liabilities may reprice at the same time but by different amounts;
•	short-term and long-term interest rates may change by different amounts;
•	remaining maturities of assets or liabilities may shorten or lengthen as interest rates change;
•	the fair value of assets and liabilities may adjust by varying amounts; and
•	changes in interest rates may have an indirect impact on loan and deposit demand, credit quality, and other sources of earnings.

TSFG has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, TSFG manages its exposure to fluctuations in interest rates through policies established by our Subsidiary Banks Joint Asset/Liability Committee ("ALCO"), reviewed by the Subsidiary Banks Joint Investment Committee, and approved by the Subsidiary Banks Board of Directors. The primary goal of the ALCO is to monitor and limit exposure to interest rate risk through implementation of various strategies. These strategies include positioning the balance sheet to minimize fluctuations in income associated with interest rate risk, while maintaining adequate liquidity and capital. At March 31, 2005, the overall interest rate risk position of TSFG fell within the interest rate risk guidelines established by ALCO.

In evaluating interest rate risk, TSFG uses a simulation model to analyze various interest rate scenarios, which take into account changes in the shape of the yield curve, forecasts by groups of economists, projections based on movements in the futures markets, and instantaneous interest rate shocks. ALCO assesses interest rate risk by comparing our static balance sheet and flat interest rate environment results to the various interest rate scenarios. The variations of net interest income, economic value of equity (“EVE”), and duration in the varying interest rate scenarios as compared to our base case, provide insight into the inherent risk in our balance sheet.

In addition to evaluating interest rate risk, the model is also used to prepare forecasts for management. The forecast utilizes managements projections regarding changes in the balance sheet, including volume, mix, spread, and other assumptions to gauge the impact of changes in interest rates and/or balance sheet items on the earnings of TSFG compared to the base forecast. Strategies can be formulated based on the information provided by the earnings simulation if either a scenario seems likely to occur or we choose to undertake the proposed transaction. ALCO updates its base forecast quarterly based on economic changes that occurred during the past quarter as well as changes in the economic outlook for the coming year. Based on the circumstances and our modeling, we may choose to extend or shorten the maturities of our funding sources. We may choose to redirect cash flows into assets with shorter or longer expected durations, or repay borrowings. Derivative instruments may be used to reduce repricing mismatches between assets and liabilities.

The assumptions used in this process are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on net interest income or the fair value of net assets. Actual results may differ significantly from our projections, due to, but not limited to the following:

•	the timing, magnitude and frequency of interest rate changes;
•	changes in market conditions;
•	differences in the yields on earning assets and costs of interest-bearing liabilities; and
•	actions taken by TSFG to counter such changing market conditions.

Interest Sensitivity Analysis. The information presented in Tables 16 and 17 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 16 and 17. These include, but are not limited to, the following:

•	a static balance sheet;
•	as assets and liabilities mature or reprice they are reinvested at current rates and keep the same characteristics (i.e., remain as they were either variable or fixed rate);
•	prepayments are based on historical industry data;
•	deposit retention is based on historical industry data;
•	whether callable assets and liabilities are called are based on the implied forward yield curve; and
•	management takes no action to counter any change.

Table 16 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at March 31, 2005 levels.

Table 16
Interest Rate Risk Analysis - Net Interest Income

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Net Interest Income when Compared with Base Case
2.00% (1)	1.07%
1.00 (1)	0.60
Flat (Base Case)	--
(1.00) (1)	(2.86)
Forward Yield Curve (2)	(1.32)

(1)	The increase 100 and 200 basis points and decrease 100 basis points interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.
(2)	The forward yield curve represents market expectations for interest rates and does not assume an instantaneous shift in all yield curves.

Table 17
Interest Rate Shock Analysis - Economic Value of Equity

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Economic Value of Equity when Compared with Base Case
2.00% (1)	(2.60)%
1.00 (1)	0.03
Flat (Base Case)	--
(1.00) (1)	(5.05)

(1)	The increase 100 and 200 basis points and decrease 100 basis points interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.

There are material limitations with TSFG’s models presented in Tables 16 and 17, which include, but are not limited to, the following:

•

they do not project an increase or decrease in net interest income or the fair value of net assets, but rather the risk to net interest income and the fair value of net assets because of changes in interest rates;

•	the flat scenarios are base case and are not indicative of historical results;
•

they present the balance sheet in a static position; however, when assets and liabilities mature or reprice, they do not necessarily keep the same characteristics (i.e., variable or fixed interest rate);

•	the computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results; and
•	the computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates.

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

TSFG uses futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. For the first three months of 2005, the gain on trading and derivative activities totaled $904,000, compared with a loss totaling $1.4 million for the corresponding period in 2004.

As part of our mortgage activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at March 31, 2005.

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

In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets, included in other assets or other liabilities. Table 18 shows the fair value of TSFG’s derivative assets and liabilities and their related notional amounts. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.

Table 18
Summary of Derivative Assets and Liabilities
(dollars in thousands)

	March 31, 2005			December 31, 2004
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with
borrowing activities	$ 1,891	$ --	$ 95,500	$ 943	$ --	$ 95,500

Fair Value Hedges
Interest rate swaps associated with
borrowing activities	--	14,600	185,000	--	10,127	185,000
Interest rate swaps associated with
deposit taking activities	168	21,700	1,001,515	2,558	7,805	1,006,903

Other Derivatives
Future contracts	--	28	10,000	6	--	20,000
Options, interest rate swaps and other	12,245	21,919	225,261	11,484	16,884	178,250

	$14,304	$ 58,247	$1,517,276	$14,991	$ 34,816	$1,485,653

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

Credit Risk

Credit risk, an industry-wide factor, is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises in many of TSFG’s business activities, most prominently in its lending activities, derivative activities, ownership of debt securities, and when TSFG acts as an intermediary on behalf of its customers and other third parties. TSFG has a risk management system designed to help ensure compliance with its policies and control processes. See “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Credit Quality.”

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

TSFG has a formal risk management division. This group benefits from the direction of both a committee of the corporate board and a committee of executive management. In addition to evaluating and measuring risk tolerances of various business units, it will evaluate risks involved in new product roll-out and acquisitions.

Compliance and Litigation Risks

TSFG is a public company in a heavily regulated industry. Failure to comply with applicable laws and regulations can result in monetary penalties and/or prohibition from conducting certain types of activities. Furthermore, TSFG’s conduct of business may result in litigation associated with contractual disputes or other alleged liability to third parties.

TSFG’s regulatory compliance risk is managed by our compliance group under the leadership of our chief financial officer. This group works with our business lines regularly monitoring activities and evaluating policies and procedures. Please refer to TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004 Item 1, “Supervision and Regulation” for some of the laws and regulations, which impact TSFG and its subsidiaries. TSFG has policies and control process that are designed to help ensure compliance with applicable laws and regulations and limit litigation.

TSFG’s Audit Committee and Disclosure Committee help to ensure compliance with financial reporting matters. Members of TSFG’s Audit Committee possess specialized knowledge of matters relating to accounting, auditing and financial reporting. The Board of Directors designates members of its Audit Committee as “financial experts,” as defined by the Sarbanes-Oxley Act of 2002. TSFG’s Audit Committee is often involved in the following: selecting the independent auditor, communicating with the independent auditor, reviewing the financial statements and the results of the financial statement audit, monitoring the performance of the independent auditor, and monitoring the work of the internal audit function. The Audit Committee has chartered a Disclosure Committee to help ensure that TSFG's internal controls and reporting systems are sufficient to satisfy compliance with disclosure requirements related to TSFG’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

TSFG's off-balance sheet arrangements, which principally include lending commitments and derivatives, are described below.

Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business.

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2005, commercial and retail loan commitments totaled $2.2 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $1.2 million at March 31, 2005. Unused business credit card lines, which totaled $18.1 million at March 31, 2005, are generally for short-term borrowings.

Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2005 was $142.7 million.

TSFG applies essentially the same credit policies and standards as it does in the lending process when making these commitments.

Derivatives. In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See “Market Risk and Asset/Liability Management – Derivative and Hedging Activities” for information on the off balance sheet notional amounts of TSFG’s derivatives.

Liquidity

Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Subsidiary Banks through customers' deposits, principal and interest payments on loans, loan sales or securitizations, securities available for sale, maturities and paydowns of securities, temporary investments, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A substantial majority of TSFG’s securities are pledged. Management believes the projected cash flows from the securities portfolio are sufficient, under different interest rate scenarios, including a rising rate scenario, to provide much of the necessary funding estimated for the remainder of 2005.

Proper liquidity management is crucial to ensure that TSFG is able to take advantage of new business opportunities as well as meet the demands of its customers. In this process, TSFG focuses on assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 19 summarizes future contractual obligations as of March 31, 2005. Table 19 does not include payments, which may be required under employment and deferred compensation agreements. In addition, Table 19 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the three months ended March 31, 2005).

Table 19
Contractual Obligations
(dollars in thousands)

	Payments Due by Period
	Total	Remainder of 2005	2006 and 2007	2008 and 2009	After 2009
Time deposits	$3,112,771	$1,196,689	$ 735,157	$236,313	$ 944,612
Short-term borrowings	1,761,125	1,761,125	--	--	--
Long-term debt	3,194,654	9,250	247,713	631,900	2,305,791
Operating leases	120,039	8,296	21,265	18,174	72,304

Total contractual cash obligations	$8,188,589	$2,975,360	$1,004,135	$886,387	$3,322,707

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

The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of March 31, 2005, totaled $697.6 million. At March 31, 2005, the Subsidiary Banks had $1.9 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At March 31, 2005, the Subsidiary Banks had unused, unsecured short-term lines of credit from unrelated banks totaling $708.8 million (which are withdrawable at the lender's option).

The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At March 31, 2005, the Subsidiary Banks had qualifying collateral to secure advances up to $1.0 billion of which none was outstanding.

At March 31, 2005, the parent company had three unused short-term lines of credit totaling $35.0 million. These lines of credit are withdrawable at the lenders’ option and mature May 14, 2005 for $15.0 million, June 30, 2005 for $10.0 million, and November 15, 2005 for $10.0 million.

TSFG, principally through the Subsidiary Banks, enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at March 31, 2005, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s liquidity and could require additional sources of liquidity.

Recently Adopted Accounting Pronouncements

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

Effective January 1, 2005, TSFG adopted SOP No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of a loan (including loans acquired in a business combination) with evidence of deterioration of credit quality since origination, for which it’s probable, at acquisition, that the investor will be unable to collect all contractually required payments. The initial adoption of this issue did not have an impact on the financial condition or results of operations of TSFG. TSFG is in the process of evaluating the impact related to its acquisition of Pointe Financial Corporation, which closed on May 6, 2005.

Recently Issued Accounting Pronouncements

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance provided in SFAS 123 for share-based payment transactions with parties other than employees. Under SFAS 123R, classification of an award will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:

•	Employee awards with cash-based settlement or repurchase features, such as a stock appreciation right with a cash-settlement option;
•	Awards for a fixed dollar amount settleable in the company’s stock;
•	Share-based awards with a net-settlement feature for an amount in excess of the minimum tax withholding; and
•	Awards that vest or become exercisable based on the achievement of a condition other than service, performance, or market condition.

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

Effective April 21, 2005, the Securities Exchange and Commission (“SEC”) issued an amendment to Rule 4-01(a)(1) of Regulation S-X delaying the effective date for public entities that do not file as small business issuers to the first annual period beginning after June 15, 2005 instead of SFAS 123R’s original effective date, which was as of the beginning of the first interim reporting period beginning after June 15, 2005. We will adopt this SFAS on January 1, 2006 and are evaluating the impact on TSFG’s 2006 results of operations.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See “Risk Management” in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

TSFG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2005, of TSFG’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that TSFG’s disclosure controls and procedures, as of March 31, 2005, were effective to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by TSFG in such reports is accumulated and communicated to TSFG’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

TSFG assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended March 31, 2005 or through the date of this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with stock repurchases, TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, managements assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stocks underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended March 31, 2005.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(2)
January 1, 2005 to January 31, 2005	1,809	(1)	$29.95	--	1,289,502
February 1, 2005 to February 28, 2005	--		--	--	1,289,502
March 1, 2005 to March 31, 2005	--		--	--	1,289,502

Total	1,809		$29.95	--	1,289,502

(1)

These shares were canceled in connection with option exercises. Pursuant to TSFG’s stock option plans, participants may exercise stock option plans by surrendering shares of TSFG common stock the participants already own as payment of the option exercise price. Shares surrendered by participants of the plan are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs.

(2)

In February of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. In April of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. Neither of these stock repurchase programs has an expiration date, and each respective program will expire upon completion of repurchases totaling the amount authorized to repurchase. At March 31, 2005, there are 289,502 shares remaining under the February 2003 authorization and 1 million shares under the April 2003 authorization.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation. Incorporated by reference to Exhibits 3.1 and 3.2 of TSFG’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004, Commission File No. 15083.

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

Note for non-filed versions of this Form 10-Q

The above exhibits may be found on TSFG’s electronic filing of its March 31, 2005 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: May 10, 2005	/s/ William S. Hummers III
William S. Hummers III
Executive Vice President
(Principal Accounting and Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit

Number	Description

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