Form 10-Q
period 2005-06-30
SOUTH FINANCIAL GROUP INC
filed 2005-08-09
CIK 797871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 2, 2005 was 74,454,986.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data) (Unaudited)

	June 30,		December 31,
	2005	2004	2004
Assets
Cash and due from banks	$ 269,996	$ 265,401	$ 199,847
Interest-bearing bank balances	21,643	603	4,669
Securities
Trading	20	2,718	--
Available for sale	4,260,671	3,981,529	4,234,843
Held to maturity (market value $66,045, $80,450 and $76,552,
respectively	65,276	79,651	75,245

Total securities	4,325,967	4,063,898	4,310,088

Loans
Loans held for sale	41,427	22,908	21,302
Loans held for investment	8,966,337	6,246,953	8,107,757
Allowance for loan losses	(105,552)	(75,910)	(96,918)

Net loans	8,902,212	6,193,951	8,032,141

Premises and equipment, net	183,189	144,861	170,648
Accrued interest receivable	69,714	51,307	65,174
Goodwill	647,183	318,810	571,853
Other intangible assets	46,358	25,385	39,597
Other assets	412,819	411,053	395,797

	$ 14,879,081	$ 11,475,269	$ 13,789,814

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$ 1,466,803	$ 971,540	$ 1,237,877
Interest-bearing	7,403,743	5,465,370	6,427,660

Total deposits	8,870,546	6,436,910	7,665,537
Federal funds purchased and repurchase agreements	1,328,931	1,001,192	1,583,495
Other short-term borrowings	113,798	354,692	43,516
Long-term debt	2,891,308	2,569,597	2,962,143
Accrued interest payable	39,922	23,342	31,943
Other liabilities	112,149	94,938	102,577

Total liabilities	13,356,654	10,480,671	12,389,211

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares;
issued and outstanding none	--	--	--
Common stock-par value $1 per share; authorized 200,000,000 shares;
issued and outstanding 74,348,330, 59,796,124, and 71,252,346
shares, respectively	74,348	59,796	71,252
Surplus	1,143,654	724,374	1,056,185
Retained earnings	333,747	261,049	294,202
Guarantee of employee stock ownership plan debt and nonvested
restricted stock	(3,611)	(4,388)	(3,483)
Common stock held in trust for deferred compensation	(1,388)	(710)	(901)
Deferred compensation payable in common stock	1,388	710	901
Accumulated other comprehensive loss, net of tax	(25,711)	(46,233)	(17,553)

Total shareholders' equity	1,522,427	994,598	1,400,603

	$ 14,879,081	$ 11,475,269	$ 13,789,814

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$134,842	$80,348	$256,320	$158,365
Interest and dividends on securities:
Taxable	47,304	35,684	93,452	72,894
Exempt from federal income taxes	2,595	1,906	5,057	3,665

Total interest and dividends on securities	49,899	37,590	98,509	76,559
Interest on short-term investments	160	23	321	51

Total interest income	184,901	117,961	355,150	234,975

Interest Expense
Interest on deposits	40,953	20,003	75,335	39,453
Interest on short-term borrowings	11,983	3,273	22,094	5,382
Interest on long-term debt	25,112	14,296	46,967	27,735

Total interest expense	78,048	37,572	144,396	72,570

Net Interest Income	106,853	80,389	210,754	162,405
Provision for Loan Losses	9,944	6,996	20,906	14,718

Net interest income after provision for loan losses	96,909	73,393	189,848	147,687
Noninterest Income	24,660	25,995	50,403	55,283
Noninterest Expenses	79,535	54,466	146,045	111,737

Income before income taxes and discontinued
operations	42,034	44,922	94,206	91,233
Income taxes	13,661	14,935	30,878	28,953

Income from continuing operations	28,373	29,987	63,328	62,280
Discontinued operations, net of income tax	--	--	(396)	--

Net Income	$28,373	$29,987	$62,932	$62,280

Average Common Shares Outstanding, Basic	73,083	59,494	72,234	59,354
Average Common Shares Outstanding, Diluted	74,421	60,838	73,730	60,824
Per Common Share, Basic
Income from continuing operations	$0.39	$0.50	$0.88	$1.05
Discontinued operations	--	--	(0.01)	--

Net income	$0.39	$0.50	$0.87	$1.05

Per Common Share, Diluted
Income from continuing operations	$0.38	$0.49	$0.86	$1.02
Discontinued operations	--	--	(0.01)	--

Net income	$0.38	$0.49	$0.85	$1.02

Dividends per common share	$0.16	$0.15	$0.32	$0.30

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes
In Shareholders' Equity and Comprehensive Income (Loss)
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Income(Loss)	Total
Balance, December 31, 2003	59,064,375	$59,064	$712,788	$214,184	$(6,167)	$979,869
Net income	--	--	--	62,280	--	62,280
Other comprehensive loss, net of
income tax of $23,718	--	--	--	--	(40,066)	(40,066)

Comprehensive income	--	--	--	--	--	22,214

Cash dividends declared
($0.30 per common share)	--	--	--	(17,909)	--	(17,909)
Common stock activity:
Acquisitions	21,108	21	528	241	--	790
Exercise of stock options, including
income tax benefit of $2,667	440,596	441	6,479	--	--	6,920
Restricted stock plan	202,289	202	2,818	(2,259)	--	761
Dividend reinvestment plan	58,687	59	1,575	--	--	1,634
Employee stock purchase plan	4,371	4	117	--	--	121
Director compensation	4,710	5	131	--	--	136
Common stock purchased by trust for
deferred compensation	--	--	--	(559)	--	(559)
Deferred compensation payable in
common stock	--	--	--	559	--	559
Miscellaneous	(12)	--	(62)	124	--	62

Balance, June 30, 2004	59,796,124	$59,796	$724,374	$256,661	$(46,233)	$994,598

Balance, December 31, 2004	71,252,346	$71,252	$1,056,185	$290,719	$(17,553)	$1,400,603
Net income	--	--	--	62,932	--	62,932
Other comprehensive loss, net of
income tax of $4,709	--	--	--	--	(8,158)	(8,158)

Comprehensive income	--	--	--	--	--	54,774

Cash dividends declared ($0.32 per
common share)	--	--	--	(23,387)	--	(23,387)
Common stock activity:
Acquisitions	2,339,878	2,340	75,011	241	--	77,592
Exercise of stock options, including
income tax benefit of $2,871	598,133	598	9,161	--	--	9,759
Restricted stock plan	76,661	77	1,070	(489)	--	658
Dividend reinvestment plan	65,665	65	1,707	--	--	1,772
Employee stock purchase plan	8,809	9	227	--	--	236
Director compensation	6,838	7	205	--	--	212
Common stock purchased by trust for
deferred compensation	--	--	--	(487)	--	(487)
Deferred compensation payable in
common stock	--	--	--	487	--	487
Miscellaneous	--	--	88	120	--	208

Balance, June 30, 2005	74,348,330	$74,348	$1,143,654	$330,136	$(25,711)	$1,522,427

*    Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$62,932	$62,280
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation, amortization, and accretion, net	22,724	25,429
Provision for loan losses	20,906	14,718
Loss (gain) on sale of available for sale securities	1,269	(5,821)
Gain on equity investments	(2,361)	(3,823)
Loss (gain) on trading and derivative activities	128	(983)
Gain on disposition of assets and liabilities	--	(2,350)
Gain on sale of loans	(2,785)	(2,665)
(Gain) loss on disposition of premises and equipment	(17)	63
(Gain) loss on disposition of other real estate owned	(554)	522
Contribution to foundation	683	--
Conservation grant of land	--	3,350
Impairment loss (recovery) from write-down of assets	917	(277)
Impairment recovery from write-down of mortgage servicing rights	--	(121)
Loss on early extinguishment of debt	1,553	1,429
Trading account assets, net	(7)	(2,187)
Origination of loans held for sale	(244,026)	(235,731)
Sale of loans held for sale and principal repayments	225,393	245,107
Other assets, net	(20,203)	(39,841)
Other liabilities, net	15,465	11,415

Net cash provided by operating activities	82,017	70,514

Cash Flows from Investing Activities
Sale of securities available for sale	1,429,243	721,727
Maturity, redemption, call, or principal repayments of securities available
for sale	634,292	737,430
Maturity, redemption, call, or principal repayments of securities held to
maturity	9,855	10,839
Purchase of securities available for sale	(2,101,949)	(1,679,784)
Origination of loans held for investment, net of principal repayments	(571,584)	(577,175)
Sale of other real estate owned	4,013	5,903
Sale of premises and equipment	1,203	1,193
Sale of long-lived assets held for sale	--	908
Purchase of premises and equipment	(21,876)	(12,462)
Disposition of assets and liabilities, net	--	(991)
Cash equivalents acquired, net of payment for purchase acquisitions	76,012	(360)

Net cash used for investing activities	(540,791)	(792,772)

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows - Continued
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Financing Activities
Deposits, net	882,537	482,053
Federal funds purchased and repurchase agreements, net	(300,893)	166,385
Other short-term borrowings, net	69,826	298,160
Issuance of long-term debt	1,638,743	271,134
Payment of long-term debt	(1,729,166)	(402,665)
Prepayment penalty on early extinguishment of debt	(1,553)	(1,429)
Cash dividends paid on common stock	(22,913)	(17,824)
Other common stock activity	9,316	6,206

Net cash provided by financing activities	545,897	802,020

Net change in cash and cash equivalents	87,123	79,762
Cash and cash equivalents at beginning of year	204,516	186,242

Cash and cash equivalents at end of period	$291,639	$266,004

Supplemental Cash Flow Data
Interest paid	$138,330	$74,447
Income taxes paid	23,875	27,880
Significant non-cash investing and financing transactions:
Change in unrealized loss on available for sale securities	(13,390)	(64,351)
Loans transferred to other real estate owned	5,240	4,459
Security sales, redemptions and calls settled subsequent to period-end	--	90,643
Security purchases settled subsequent to period-end	--	(10,000)
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	506,558	270
Fair value of common stock issued and stock options recognized	(77,291)	(245)
Cash paid	(31,035)	--

Liabilities assumed	398,232	25

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 — General

        The foregoing unaudited consolidated financial statements and notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the notes to consolidated financial statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004 should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

Nature of Operations

        TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, treasury management, insurance, investments, wealth management, mortgage, and trust services to consumers and commercial customers. It has two bank subsidiaries, Carolina First Bank, a South Carolina banking corporation headquartered in Greenville, South Carolina, and Mercantile Bank, a Florida banking corporation headquartered in Jacksonville, Florida. It also owns several non-bank subsidiaries. At June 30, 2005, TSFG operated through 77 branch offices in South Carolina, 65 branch offices in Florida, and 25 branch offices in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

Accounting Estimates and Assumptions

        The preparation of the consolidated financial statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill and other intangibles for impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, stock-based compensation, and the assessment of hedge effectiveness of derivatives and other hedging instruments.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2005 presentations. Such reclassifications had no effect on net income, total assets, total liabilities or shareholders’ equity.

Stock-Based Compensation

        At June 30, 2005, TSFG had several stock-based employee compensation plans, which are described more fully in Note 29 to the Consolidated Financial Statements in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004. TSFG accounts for its option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Under the fair value method, fair value is measured on the date of grant using an option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period. TSFG uses the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of TSFG’s stock options.

        The following table provides pro forma net income and earnings per share information, as if TSFG had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the periods presented. For purposes of the pro forma disclosures below, the calculated compensation expense for all options outstanding has been allocated over the vesting periods.

	Three Months Ended June 30,		Six Months Ended, June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net Income
Net income, as reported	$28,373	$29,987	$62,932	$62,280
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for
all option awards, net of income tax	626	798	1,281	1,388

Pro forma net income	$27,747	$29,189	$61,651	$60,892

Basic Earnings Per Share
As reported	$0.39	$0.50	$0.87	$1.05
Pro forma	0.38	0.49	0.85	1.03

Diluted Earnings Per Share
As reported	$0.38	$0.49	$0.85	$1.02
Pro forma	0.37	0.48	0.84	1.00

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

        The following is a summary of TSFG’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected life (in years)	7.25	7.39	7.19	7.40
Expected volatility	34.50%	33.99%	34.54%	34.44%
Risk-free interest rate	4.10	4.08	4.10	3.77
Expected dividend yield	2.40	2.10	2.30	2.10
Weighted-average fair value of options granted
during the period	$9.09	$9.83	$9.34	$9.84

Recently Adopted Accounting Pronouncements

      Accounting for Certain Loans or Debt Securities Acquired in a Transfer

        Effective January 1, 2005, TSFG adopted Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of loans (including loans acquired in a business combination) with evidence of deterioration of credit quality since origination, for which it’s probable, at acquisition, that the investor will be unable to collect all contractually required payments. The initial adoption of this standard did not have an impact on the financial condition or results of operations of TSFG. See Note 4 for information on the acquisition of Pointe Financial Corporation.

Recently Issued Accounting Pronouncements

      Share-Based Payment

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance provided in SFAS 123 for share-based payment transactions with parties other than employees. Under SFAS 123R, classification of an award will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

        Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. Equity-classified awards include the following:

•	Share-based awards with net-settlement features for minimum tax withholdings;
•	Awards that permit a cashless exercise using a broker unrelated to the employer; and
•	Awards containing a put feature that give employees the right to require the company to repurchase the shares at fair value, when the employee bears the risks and rewards normally associated with ownership for six months or longer.

        Effective April 21, 2005, the Securities and Exchange Commission (“SEC”) issued an amendment to Rule 4-01(a)(1) of Regulation S-X delaying the effective date for public entities that do not file as small business issuers to the first annual period beginning after June 15, 2005 instead of SFAS 123R’s original effective date, which was as of the beginning of the first interim reporting period beginning after June 15, 2005. TSFG plans to adopt this standard on January 1, 2006 and is evaluating the impact on TSFG’s 2006 results of operations.

      Accounting for Nonmonetary Transactions

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005.

      Accounting Changes and Error Corrections

        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.

        SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Supplemental Financial Information to Consolidated Statements of Income

        The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Noninterest Income
Service charges on deposit accounts	$ 9,979	$ 8,718	$ 18,556	$ 16,831
Debit card income	1,652	975	3,167	1,789
Customer service fee income	1,120	800	1,951	1,472

Total customer fee income	12,751	10,493	23,674	20,092

Brokerage income	1,317	1,312	2,607	2,508
Trust income	1,078	1,030	2,056	1,957

Total brokerage and trust income	2,395	2,342	4,663	4,465

Bank-owned life insurance income	2,759	3,458	5,520	5,748
Merchant processing income	2,713	2,431	4,751	4,444
Mortgage banking income	2,140	1,625	3,627	3,180
Insurance income	1,449	1,015	2,735	2,037
Benefits administration fees	650	461	1,237	1,088
(Loss) gain on sale of available for sale securities	(1,503)	607	(1,269)	5,821
Gain on equity investments	650	1,013	2,361	3,823
(Loss) gain on trading and derivative activities	(1,032)	2,352	(128)	983
Gain on disposition of assets and liabilities	--	--	--	2,350
Other	1,688	198	3,232	1,252

Total noninterest income	$ 24,660	$ 25,995	$ 50,403	$ 55,283

Noninterest Expenses
Salaries and wages	$ 27,480	$ 19,917	$ 52,057	$ 38,776
Employee benefits	8,423	7,034	17,447	13,949
Occupancy	6,823	5,185	12,922	10,257
Furniture and equipment	6,023	4,890	11,556	9,505
Professional services	5,135	3,400	9,571	6,482
Merchant processing expense	2,211	1,910	3,843	3,469
Telecommunications	1,384	1,106	2,710	2,251
Amortization of intangibles	2,140	1,195	3,946	2,390
Merger-related costs	2,194	575	2,499	752
Contribution to foundation	--	--	683	--
Impairment loss (recovery) from write-down of assets	917	(277)	917	(277)
Conservation grant of land	--	--	--	3,350
Loss on early extinguishment of debt	2,981	--	1,553	1,429
Other	13,824	9,531	26,341	19,404

Total noninterest expenses	$ 79,535	$ 54,466	$ 146,045	$ 111,737

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Accumulated Other Comprehensive Income (Loss)

        The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Unrealized (Losses) Gains on Available for Sale Securities
Balance at beginning of period	$(66,807)	$11,038	$(18,484)	$(7,095)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	62,374	(91,299)	(12,298)	(54,707)
Income tax (expense) benefit	(23,071)	33,750	4,538	20,402
Less: Reclassification adjustment for losses (gains)
included in net income	853	(1,620)	(1,092)	(9,644)
Income tax (benefit) expense	(331)	579	354	3,492

	39,825	(58,590)	(8,498)	(40,457)

Balance at end of period	(26,982)	(47,552)	(26,982)	(47,552)

Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	1,830	(530)	931	928
Other comprehensive income (loss):
Unrealized (loss) gain on change in fair values	(757)	2,852	677	567
Income tax benefit (expense)	265	(1,003)	(237)	(176)
Less: Amortization of terminated swaps	(104)	--	(154)	--
Income tax expense	37	--	54	--

	(559)	1,849	340	391

Balance at end of period	1,271	1,319	1,271	1,319

	$(25,711)	$(46,233)	$(25,711)	$(46,233)

Note 4 – Business Combinations

Pointe Financial Corporation

        On May 6, 2005, TSFG acquired Pointe Financial Corporation (“Pointe”), a bank holding company headquartered in Boca Raton, Florida. Pointe operated through 10 branch offices in Dade, Broward, and Palm Beach counties. This acquisition builds on TSFG’s existing Florida franchise. In connection with this acquisition, Pointe's banking subsidiary Pointe Bank was merged into Mercantile Bank. TSFG added approximately $312 million in loans and $329 million in deposits as a result of this acquisition.

        The aggregate purchase price for Pointe was $97.9 million, which consisted of 2,193,941 shares of TSFG common stock valued at $67.5 million, $24.5 million cash, and outstanding employee and director stock options valued at $5.9 million.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

        The Pointe purchase price and the amount of the purchase price allocated to goodwill and other intangible assets are presented below (in thousands). TSFG obtained third-party valuations of certain assets and liabilities by the end of the second quarter; however, management’s comprehensive analyses of those valuations are not complete. Therefore, the estimated fair values of the assets acquired and the liabilities assumed at the purchase price date are subject to adjustment in the third quarter of 2005 as well as within one year of the acquisition as additional fair value information becomes available.

May 6, 2005

Purchase price	$97,926
Fair value of net assets acquired, net of direct acquisition costs and deferred income taxes	25,725

Excess of purchase price over fair value of net assets acquired	72,201
Core deposit intangible	6,689

Goodwill	$65,512

        The core deposit intangible asset is amortized over 10 years based on the estimated lives of the associated deposits. The core deposit intangible valuations and amortization periods are based on a historical study of the deposits acquired. All intangible assets were assigned to Mercantile Bank. The goodwill will not be amortized but will be tested at least annually for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The total amount of goodwill expected to be deductible for income tax purposes is $9.7 million.

        An evaluation of the loans acquired from Pointe revealed no loans that fall under the scope of SOP 03-3. In performing the evaluation, several loans were identified with evidence of deterioration of credit quality since origination by Pointe. However, it was determined that it was not probable, at acquisition date, that TSFG would be unable to collect all contractually required payments on these loans.

Koss Olinger

        On April 4, 2005, TSFG acquired the Koss Olinger group of companies, a wealth management group based in Gainesville, Florida. TSFG issued 56,398 shares of common stock valued at $1.5 million and paid $4.5 million cash, acquired net tangible assets totaling $287,000, recorded a customer list intangible asset of $1.7 million, and recorded goodwill of $4.6 million. The customer list intangible is amortized over its estimated useful life of 19 years based on the declining balance method. In addition, TSFG agreed to issue earnout shares valued and payable on May 17, 2010, based on earnings achievement. If issued, the earnout shares would increase goodwill. TSFG intends to use Koss Olinger as an additional source of noninterest income. In the third quarter 2005, TSFG expects to pay out a post-closing adjustment in accordance with the purchase agreement of approximately $220,000, which will increase goodwill.

Bowditch Insurance Corporation

        On June 6, 2005, TSFG acquired Bowditch Insurance Corporation (“Bowditch”), an independent insurance agency based in Jacksonville, Florida. TSFG issued 87,339 shares of TSFG common stock valued at $2.4 million and paid $2.0 million cash, acquired tangible assets totaling $648,000, assumed liabilities totaling $662,000, recorded a customer list intangible asset of $2.3 million, and recorded goodwill of $3.1 million. The customer list intangible is amortized over its estimated useful life of 17 years based on the declining balance method. In addition, TSFG agreed to issue annual earnouts, approximately 50% in cash and 50% in shares of common stock valued at the time of issuance for each of May 31, 2006, 2007, 2008 and 2009. These earnout payments are based on earnings achievement and, if paid, would increase goodwill. TSFG intends to use Bowditch as an additional source of noninterest income.

        The pro-forma impact of these purchases as though the business combination had been completed as of the beginning of the periods presented would not have a material effect on the results of operations as reported and has not been included.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Gross Unrealized Losses on Investment Securities

        Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at June 30, 2005, were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Treasury	$ 141,470	$ 2,600	$ 32,008	$ 166	$ 173,478	$ 2,766
U.S. Government agencies	107,783	236	223,010	2,727	330,793	2,963
Mortgage-backed securities	1,443,847	19,646	986,477	21,159	2,430,324	40,805
State and municipals	116,936	805	107,211	1,796	224,147	2,601
Corporate bonds	37,055	383	26,125	392	63,180	775
Federal Home Loan Mortgage
Corporation preferred stock	11,365	625	--	--	11,365	625
Equity investments	1,004	55	--	--	1,004	55

	$1,859,460	$ 24,350	$1,374,831	$ 26,240	$3,234,291	$50,590

Securities Held to Maturity
State and municipals	$ --	$ --	$ 22,976	$ 259	$ 22,976	$ 259

        At June 30, 2005, TSFG had 889 individual investments that were in an unrealized loss position. The unrealized losses on investments summarized above, except for equity investments, were attributable to increases in interest rates, rather than credit quality. Nearly all of these securities are rated AAA so the credit risk is minimal. TSFG believes it has the ability to hold its debt securities until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

        TSFG’s investments in Federal Home Loan Mortgage Corporation preferred stock (“perpetual preferred stock”) have no contractual maturity. Therefore the ability to hold these securities by itself does not provide evidence that a decline in market value is temporary. At June 30, 2005, TSFG’s unrealized losses in its perpetual preferred stock investments are not considered impaired on an other-than-temporary basis. TSFG will continue to consider whether it has the ability and intent to hold these investments until a market price recovery and whether evidence indicating the cost of these investments is recoverable outweighs evidence to the contrary. As the forecasted market price recovery period lengthens, the uncertainties inherent in the estimate increase, impacting the reliability of that estimate. To be included in assessment of recoverability, market price recoveries must reasonably be expected to occur within an acceptable forecast period. Ultimately, a lack of objective evidence to support recovery of these securities’ cost over a reasonable period of time could result in an other-than-temporary impairment charge.

        At June 30, 2005, TSFG’s unrealized losses in its equity investments are not considered impaired on an other-than-temporary basis due to the lack of severity and duration of the impairments.

        At June 30, 2005, TSFG had $71.8 million of investments in member bank stocks included in available for sale securities under the cost method of accounting. TSFG also uses the cost method of accounting for privately held, nonmarketable securities in which TSFG’s percentage ownership and degree of management influence is considered minimal. These cost method investments totaled $3.9 million included in available for sale securities and $8.7 million included in other assets. At June 30, 2005, equity method investments totaling $9.4 million were included in other assets.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6 — Goodwill

        The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) at and for the six months ended June 30, 2005:

	Carolina First Bank	Mercantile Bank	Other	Total
Balance, December 31, 2004	$206,401	$362,215	$3,237	$571,853
Purchase accounting adjustments	321	75,009	--	75,330

Balance, June 30, 2005	$206,722	$437,224	$3,237	$647,183

Note 7 — Other Intangible Assets

        Other intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	June 30,		December 31,
	2005	2004	2004
Core deposit intangible	$58,895	$37,782	$52,206
Less accumulated amortization	(21,584)	(15,508)	(18,463)

	37,311	22,274	33,743

Non-compete agreement intangible	5,672	2,231	5,672
Less accumulated amortization	(1,756)	(480)	(1,099)

	3,916	1,751	4,573

Customer list intangible	5,613	1,595	1,595
Less accumulated amortization	(482)	(235)	(314)

	5,131	1,360	1,281

	$46,358	$25,385	$39,597

        The following presents the details for amortization expense of intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Core deposit intangible	$1,684	$1,062	$3,121	$2,125
Non-compete agreement intangible	328	93	657	186
Customer list intangible	128	40	168	79

Total amortization expense of intangible assets	$2,140	$1,195	$3,946	$2,390

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

        The estimated future amortization expense for amortizable intangible assets (in thousands) for the years ended December 31 is as follows:

	Core Deposit Intangible	Non-Compete Agreement Intangible	Customer List Intangible	Total
2005	$ 6,681	$1,315	$ 552	$ 8,548
2006	6,361	1,314	722	8,397
2007	5,663	1,206	660	7,529
2008	4,684	527	583	5,794
2009	3,830	209	519	4,558
Aggregate total for all years thereafter	13,213	2	2,263	15,478

	$40,432	$4,573	$ 5,299	$50,304

Note 8 – Commitments and Contingent Liabilities

Legal Proceedings

        TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG’s consolidated financial position or results of operations.

Recourse Reserve

        As part of its acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. The associated recourse obligation requires the repurchase of loans at par plus accrued interest and ancillary charges from the buyer, upon the occurrence of certain events, such as the breach of warranties made with regard to the loans at the time of sale. At June 30, 2005, the estimated recourse reserve liability, included in other liabilities, totaled $7.1 million. TSFG will continue to evaluate the reserve level and may make adjustments as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Share Information

        The following is a summary of the basic and diluted average common shares outstanding and earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerators
Income from continuing operations	$28,373	$29,987	$63,328	$62,280
Discontinued operations, net of income tax	--	--	(396)	--

Net income	$28,373	$29,987	$62,932	$62,280

Basic
Average common shares outstanding (denominator)	73,083,009	59,494,363	72,234,263	59,354,354
Earnings per share:
Income from continuing operations	$0.39	$0.50	$0.88	$1.05
Discontinued operations	--	--	(0.01)	--

Net income	$0.39	$0.50	$0.87	$1.05

Diluted
Average common shares outstanding	73,083,009	59,494,363	72,234,263	59,354,354
Average dilutive potential common shares	1,338,094	1,343,429	1,495,367	1,469,277

Average diluted shares outstanding (denominator)	74,421,103	60,837,792	73,729,630	60,823,631

Earnings per share:
Income from continuing operations	$0.38	$0.49	$0.86	$1.02
Discontinued operations	--	--	(0.01)	--

Net income	$0.38	$0.49	$0.85	$1.02

        The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

	Number of Shares	Range of Exercise Prices
For the Three Months Ended
June 30, 2005	1,209,506	$27.50 to $31.96
June 30, 2004	209,624	$28.03 to $31.26

For the Six Months Ended
June 30, 2005	525,979	$29.93 to $31.96
June 30, 2004	112,893	$28.80 to $31.26

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Disposition of Assets and Liabilities

        In March 2005, TSFG sold the former Beacon Manufacturing Company facility (“Beacon property”) in Swannanoa, North Carolina, which was acquired as part of its acquisition of MountainBank Financial Corporation (“MBFC”), to an independent third party. MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. In accordance with the sale contract, TSFG has no future obligations for environmental remediation costs related to this matter. During the first quarter of 2005, in connection with this sale of other real estate owned (with a book value included in other assets of $300,000), TSFG received cash of $200,000, recorded a loan held for investment of $800,000, and recognized a gain on sale of other real estate owned (included in other noninterest income) of $700,000.

Note 11 – Merger-related and Direct Acquisition Costs

        In connection with acquisitions, TSFG recorded pre-tax merger-related costs, included in noninterest expenses, and direct acquisition costs, included in goodwill. The merger-related and direct acquisition costs were recorded as incurred. The following summarizes these charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Merger-Related Costs
Compensation-related expenses	$397	$450	$604	$485
System conversion costs	607	7	622	23
Travel	434	(1)	436	5
Other	756	119	837	239

	$2,194	$575	$2,499	$752

Direct Acquisition Costs
Investment banking and professional fees	$2,412	$73	$2,436	$150
Contract and lease terminations	654	232	1,012	318
Severance	201	(10)	283	(36)

	$3,267	$295	$3,731	$432

        At June 30, 2005, the accruals of merger-related costs and direct acquisition costs totaled $304,000 and $183,000, respectively and were included in other liabilities. At June 30, 2004, the accrual of merger-related costs totaled $1.1 million, and the accrual of direct acquisition costs totaled $300,000.

Note 12 – Early Extinguishment of Debt

        During the three and six months ended June 30, 2005, TSFG recognized a loss on the early extinguishment of debt of $3.0 million and $1.6 million, respectively. The loss for the second quarter 2005 related to costs to terminate certain structured repurchase agreement borrowings totaling $593.9 million. The terminated borrowings had variable interest rates that were scheduled to convert to pre-established fixed rates after the expiration of an initial “lock-out” period. At the time of termination, the interest rates on these repurchase agreements ranged from 2.12% to 3.21%. The second quarter 2005 loss was offset by a gain for the first quarter 2005 related to prepayment discounts on Federal Home Loan Bank advances totaling $345.0 million with fixed interest rates ranging from 1.84% to 3.57%. In March 2004, TSFG recognized a loss of $1.4 million on the early extinguishment of debt related to prepayment penalties for repurchase agreement borrowings totaling $185.0 million with variable interest rates that could have changed to fixed at periods ranging from 6 months to 18 months. The fixed rates on these repurchase agreements ranged from 1.54% to 2.99%.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Discontinued Operations

        As part of its bank acquisition process, TSFG evaluates whether the products and services offered by the acquired institution provide the proper balance of profitability and risk. Based on this assessment of Florida Banks, TSFG decided in the third quarter 2004 to discontinue the wholesale mortgage operations, which was substantially completed in the first quarter 2005. Since these assets and liabilities were recorded at their net realizable value at the acquisition date, the disposal did not result in a gain or loss for financial reporting purposes. For the six months ending June 30, 2005, the pre-tax loss related to the wholesale mortgage operations totaled $612,000 and the after-tax loss of $396,000 was recognized as discontinued operations in the consolidated statement of income.

Note 14 – Business Segments

        TSFG has two principal operating subsidiaries, Carolina First Bank and Mercantile Bank, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest and gains/losses on investment securities, customer fee income, mortgage banking income, brokerage and trust income, merchant processing income, insurance income and bank-owned life insurance. No single customer accounts for a significant amount of the revenues of either reportable segment.

        TSFG evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

        Segment information (in thousands) is shown in the table below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Three Months Ended June 30, 2005
Net interest income	$66,322	$43,009	$(2,478)	$--	$106,853
Provision for loan losses	8,162	1,785	(3)	--	9,944
Noninterest income	14,749	8,007	22,485	(20,581)	24,660
Noninterest expenses	45,614	29,447	25,055	(20,581)	79,535
Merger-related costs (a)	--	2,194	--	--	2,194
Amortization of intangibles (a)	810	1,293	37	--	2,140
Income tax expense	9,008	6,530	(1,877)	--	13,661
Net income	18,287	13,254	(3,168)	--	28,373

Six Months Ended June 30, 2005
Net interest income	$133,419	$82,204	$(4,869)	$--	$210,754
Provision for loan losses	17,410	3,507	(11)	--	20,906
Noninterest income	32,015	14,178	47,542	(43,332)	50,403
Noninterest expenses	87,520	54,065	47,792	(43,332)	146,045
Merger-related costs (a)	--	2,499	--	--	2,499
Amortization of intangibles (a)	1,621	2,252	73	--	3,946
Income tax expense	19,820	12,809	(1,751)	--	30,878
Discontinued operations, net of income tax	--	(396)	--	--	(396)
Net income	40,684	25,605	(3,357)	--	62,932

June 30, 2005
Total assets	$9,612,485	$5,698,731	$1,737,926	$(2,170,061)	$14,879,081
Total loans	5,437,538	3,660,220	96	(90,090)	9,007,764
Total deposits	5,366,053	3,570,747	--	(66,254)	8,870,546

(a) - Included in noninterest expenses.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Three Months Ended June 30, 2004
Net interest income	$62,435	$19,167	$(1,213)	$--	$80,389
Provision for loan losses	5,116	1,866	14	--	6,996
Noninterest income	20,399	4,021	18,108	(16,533)	25,995
Noninterest expenses	39,171	11,899	19,929	(16,533)	54,466
Merger-related costs (a)	575	--	--	--	575
Amortization of intangibles (a)	803	320	72	--	1,195
Income tax expense	12,818	3,131	(1,014)	--	14,935
Net income	25,729	6,292	(2,034)	--	29,987

Six Months Ended June 30, 2004
Net interest income	$126,845	$37,783	$(2,223)	$--	$162,405
Provision for loan losses	11,243	3,445	30	--	14,718
Noninterest income	42,401	7,753	37,844	(32,715)	55,283
Noninterest expenses	80,809	24,326	39,317	(32,715)	111,737
Merger-related costs (a)	765	(13)	--	--	752
Amortization of intangibles (a)	1,606	641	143	--	2,390
Income tax expense	24,493	5,634	(1,174)	--	28,953
Net income	52,701	12,131	(2,552)	--	62,280

June 30, 2004
Total assets	$8,949,809	$2,821,241	$1,231,153	$(1,526,934)	$11,475,269
Total loans	4,723,504	1,581,314	1,068	(36,025)	6,269,861
Total deposits	4,842,175	1,650,548	--	(55,813)	6,436,910

(a) Included in noninterest expenses.

Note 15 — Management Opinion

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2004. Results of operations for the six months ended June 30, 2005 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.

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

Forward-Looking Statements

        This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;
•	changes in interest rates, deposit rates, the net interest margin, and funding sources;
•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;
•	risks inherent in making loans, including repayment risks and value of collateral;
•	loan growth, the adequacy of the allowance for loan losses, provision for loan losses, and the assessment of problem loans (including loans acquired via acquisition);
•	level, composition, and repricing characteristics of the securities portfolio;
•	deposit growth, change in the mix or type of deposit products;
•	fluctuations in consumer spending;
•	competition in the banking industry and demand for our products and services;
•	continued availability of senior management;
•	technological changes;
•	ability to increase market share;
•	income and expense projections;
•	risks associated with income taxes, including the potential for adverse adjustments;
•	acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;
•	significant delay or inability to execute strategic initiatives designed to grow revenues;
•	changes in accounting policies and practices;
•	changes in regulatory actions, including the potential for adverse adjustments;
•	changes, costs, and effects of litigation, and environmental remediation; and
•	recently-enacted or proposed legislation.

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

Non-GAAP Financial Information

        This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. TSFG also presents loan and deposit growth, excluding loans/deposits acquired net of dispositions (referred to herein as “organic growth”). In discussing its deposits, TSFG presents “customer deposits”, which are defined by TSFG as total deposits less brokered deposits. Wholesale borrowings include short-term and long-term borrowings and brokered deposits. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

        TSFG, founded in 1986, is a financial holding company that operates primarily in fast-growing banking markets in the Southeast. TSFG had $14.9 billion in total assets with 167 branch offices in South Carolina, Florida, and North Carolina at June 30, 2005. TSFG operates primarily through two subsidiary banks:

•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, which operates in South Carolina, North Carolina, and on the Internet under the brand name, Bank CaroLine; and
•	Mercantile Bank, which operates in Florida.

        As of June 30, 2005, approximately 40% of TSFG’s total customer deposits were in Florida.

        TSFG uses a super-community bank strategy and targets small and middle market businesses and retail consumers by offering a broad range of financial products and services, including banking, treasury management, mortgage, wealth management, insurance, investments, and trust services.

        TSFG has pursued a strategy of growth through internal expansion and the acquisition of financial institutions and branch locations in selected market areas. In addition, TSFG has expanded through non-bank acquisitions of insurance and wealth management agencies. TSFG seeks to expand selectively in fast-growing markets in the Southeast, concentrating its growth in metropolitan statistical areas (“MSAs”). TSFG will continue to consider acquisitions that meet its acquisition criteria of strategic franchise enhancement, accretion to cash operating earnings per share within 12 months, and consistency with three-year performance goals.

        During the first half of 2005, TSFG completed three acquisitions and opened three de novo branches. Non-banking acquisitions include the Koss Olinger group of companies, a wealth management advisory firm operating in North Florida, and Bowditch Insurance Corporation, a property and casualty company operating in Jacksonville, Florida. On May 6, 2005, TSFG completed its acquisition of Pointe Financial Corporation (“Pointe”), a bank holding company headquartered in Boca Raton, Florida. In July 2004, TSFG completed its acquisitions of CNB Florida Bancshares, Inc. (“CNB Florida”) and Florida Banks, Inc. (“Florida Banks”). These acquisitions added to TSFG’s growth and were included in the results for the periods subsequent to the acquisition dates.

        For the first six months of 2005, net income totaled $62.9 million, up 1%, from $62.3 million for the first six months of 2004. For the first six months of 2005, net income per diluted share totaled $0.85, a 16.7% decrease from $1.02 per diluted share for the first six months of 2004. For the same period, average diluted shares outstanding increased 21.2%, principally as a result of the acquisitions of Pointe, CNB Florida, and Florida Banks. Results during the first half of 2005 were driven by increased levels of deposits and loans, improving credit quality measures, higher noninterest income from fee-based businesses, a declining net interest margin, and higher noninterest expenses.

        For the first six months of 2005, net interest income, TSFG’s primary source of revenue, accounted for 80.7% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income for the first six months of 2005 increased 29.8% over the corresponding period in 2004 due to 32.0% average earning asset growth, partially offset by a 2005 decline in the net interest margin. Organic loan growth, growth from acquisitions and higher average investment securities contributed to the increase in average earning assets. The net interest margin declined during the first two quarters of 2005, primarily from the continued flattening of the yield curve and narrowing interest rate spreads for investment securities relative to wholesale borrowing costs. TSFG reduced its level of investment securities to $4.3 billion at June 30, 2005 from $4.8 billion at March 31, 2005 in an effort to reduce its reliance on wholesale borrowings. Investment securities totaled $4.3 billion at December 31, 2004. The anticipated lower level of average investment securities for the remainder of 2005 is expected to reduce net interest income in the near term.

        Noninterest income decreased to $50.4 million for the first six months of 2005, down 8.8% from $55.3 million for the first six months of 2004. Gains on asset sales declined to $1.1 million (gains on sale of securities) for the first six months of 2005 from $12.0 million (gains on sale of securities and gain on disposition of assets) for the first six months of 2004. TSFG benefited from 17.8% growth in customer fee income and growth from many of its fee-based businesses, as well as the acquisitions that closed in the second quarter 2005 and third quarter 2004.

        For the first six months of 2005, noninterest expenses totaled $146.0 million, up from $111.7 million in the corresponding period for 2004. Noninterest expenses for the first six months of 2005 included $2.5 million in merger-related costs and a $1.6 million loss on early extinguishment of debt. In addition to these items, noninterest expense levels increased largely from the 5 acquisitions completed during the last year (see “Acquisitions”) and growth and investment in fee-based businesses. Personnel expense, the largest component, accounted for 47.6% of total noninterest expenses.

        TSFG’s loan growth continued during the first six months of 2005. Loans held for investment at June 30, 2005 increased 43.5% over June 30, 2004. Excluding net acquired loans held for investment of $1.8 billion, organic loan growth for the period from June 30, 2004 to June 30, 2005 was 14.7% (based on period-end balances). Growth in loans was concentrated in commercial loans and reflected an increasing percentage of variable rate loans.

        TSFG is focused on enhancing its funding through customer deposit growth. Total customer deposits at June 30, 2005 increased 35.0% over June 30, 2004. Excluding acquired customer deposits of $1.9 billion, organic customer deposit growth for this period totaled 8.0% (based on period-end balances). During the first half of 2005, annualized total customer deposit growth totaled 33.3%. Organic customer deposit growth during the first half of 2005 (which excludes $328.6 million of acquired deposits during the period) totaled 23.0% annualized. In addition, noninterest-bearing deposits increased at an annualized rate of 37.3% during the first half of 2005. Organic noninterest-bearing deposits increased at an annualized rate of 18.8% for the first half of 2005 (which excludes $113.8 million of noninterest-bearing deposits acquired from Pointe).

        During the second quarter 2005, TSFG began repositioning its balance sheet, by reducing investment securities and wholesale borrowing. TSFG took these steps to reduce interest rate risk in a rising rate environment and reduce wholesale borrowings. In connection with these actions, TSFG reported second quarter 2005 losses on investment securities sales and prepayment penalties on early extinguishment of debt. TSFG ended the quarter with investment securities to total assets of 29% at June 30, 2005, down from 33% at March 31, 2005, and wholesale borrowings (including brokered deposits) to total assets of 38% at June 30, 2005, down from 43% at March 31, 2005. In the near-term, TSFG intends to pay down wholesale borrowing by allowing investment securities to mature without reinvestment and continuing its focus on growing customer deposits.

        At June 30, 2005, nonperforming assets as a percentage of loans held for investment and foreclosed property declined to 0.61%, compared with 0.92% at June 30, 2004, although this ratio is up slightly from the end of the first quarter 2005. Net loan charge-offs as a percentage of average loans held for investment totaled 0.38% for the first six months of 2005, compared with 0.39% for the first half of 2004. This ratio improved to 0.32% in the second quarter of 2005, from 0.45% for the first quarter 2005. TSFG’s provision for loan losses increased to $20.9 million for the six months ended June 30, 2005 from $14.7 million for the six months ended June 30, 2004, primarily as a result of the increased provision associated with loan growth and net charge-offs.

        TSFG’s tangible equity to tangible asset ratio, while unchanged at 5.84% for both June 30, 2005 and June 30, 2004, improved from 5.49% at March 31, 2005, primarily from an improvement in the net unrealized loss on available for sale securities.

Critical Accounting Policies and Estimates

        TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, stock-based compensation, and assessment of hedge effectiveness of derivatives and other hedging instruments. Different assumptions in the application of these policies could result in material changes in TSFG’s consolidated financial statements.

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

        TSFG carries its securities available for sale and derivatives classified as cash flow hedges at fair value, and adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income, a separate component of shareholders’ equity. Instruments held for trading, including trading securities and derivative financial instruments used in trading activities, are carried at fair value, and adjustments for realized and unrealized gains or losses are included in earnings. Derivatives classified as fair value hedges are recorded at fair value. The changes in the fair value along with the gain or loss on the hedged asset or liability that is attributable to the hedge risk are included in earnings.

        TSFG periodically evaluates declines in the market value below cost of any available for sale or held to maturity security for other-than-temporary impairment and, if necessary, charges the unrealized loss to operations and establishes a new cost basis. Evidence in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and forecasted performance of the investee. Impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. However, for equity securities, which typically do not have a contractual maturity with a specified cash flow on which to rely, the ability to hold an equity security indefinitely, by itself, does not allow for avoidance of other-than-temporary impairment.

        The market values of TSFG’s investments in privately held limited partnerships, corporations and LLCs are not readily available. These investments are accounted for using either the cost or the equity method of accounting. The accounting treatment depends upon TSFG’s percentage ownership and degree of management influence. TSFG’s management evaluates its investments in privately held limited partnerships, corporations and LLCs for impairment based on an estimate of the investee’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. There are inherent risks associated with TSFG’s investments in privately held limited partnerships, corporations and LLCs, which may result in income statement volatility in future periods.

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

   Accounting for Acquisitions and Goodwill Impairment

        TSFG has grown its operations, in part, through bank and non-bank acquisitions. Since 2000, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” TSFG has used the purchase method of accounting to account for acquisitions. Under this method, TSFG is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. The analysis of valuation allowances in the initial accounting of loans acquired pursuant to Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” also requires significant judgment and estimates. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to annual impairment tests, or more often, if events or circumstances indicate that there may be impairment. These tests, which TSFG has performed annually as of June 30th since 2002, use estimates such as projected cash flows, discount rates, time periods, and comparable market values in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

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

        The valuations as of June 30, 2005 indicated that no impairment charges were required as of that test date. There have been no events or circumstances since June 30, 2005 that indicate there may be impairment.

        TSFG’s other intangible assets have an estimated finite useful life and are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. TSFG periodically reviews its other intangible assets to determine whether there have been any events or circumstances to indicate the recorded amount is not recoverable from projected undiscounted cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced.

        Please see the Annual Report of TSFG on Form 10-K for the year ended December 31, 2004, Item 8, Note 1 to the Consolidated Financial Statements for a description of TSFG’s significant accounting policies.

Acquisitions

        The following table summarizes TSFG’s acquisitions completed during the six months ended June 30, 2005 and during 2004. All of the transactions were accounted for using the purchase method of accounting. TSFG’s consolidated financial statements include the results of the acquired company’s operations since the acquisition date.

Table 1
Summary of Completed Acquisitions
(dollars in thousands)

	Acquisition Date	Total Assets		Shares Issued		Purchase Price Paid in Cash	Identifiable Intangible Assets		Goodwill
Bank Acquisitions
Pointe
Boca Raton, Florida	5/6/05	$432,550	(1)	2,193,941		$24,495	$6,689	(2)	$65,512	(2)

CNB Florida
Lake City, Florida	7/16/04	839,148	(1)	5,312,974		--	11,312	(2)	115,255	(2)

Florida Banks
Jacksonville, Florida	7/16/04	1,023,290	(1)	5,418,890		--	5,982	(2)	141,476	(2)

Insurance Agency/Other Acquisitions
Koss Olinger
Gainesville, Florida	4/4/05	287	(1)	56,398	(3)	4,500	1,742	(2)	4,644	(2)

Bowditch Insurance Corporation
Jacksonville, Florida	6/6/05	713	(1)	87,339	(4)	2,040	2,276	(2)	3,131	(2)

Summit Title, LLC
Hendersonville, North Carolina	4/12/04	86	(1)	10,571	(5)	--	55	(2)	211	(2)

(1)	Book value at the acquisition date.
(2)	Carrying amount (identifiable intangible assets are not reported net of accumulated amortization) at June 30, 2005.
(3)	In addition, TSFG agreed to issue earnout shares on May 17, 2010 based on earnings achievement. The base earnout shares would have a total value of $3 million for achievement of the minimum performance target, with potential additional earnout shares based on achievement of higher performance levels.
(4)	In addition, TSFG agreed to issue annual earnout shares for each of May 31, 2006, 2007, 2008, and 2009, based on earnings achievement. The shares would have a maximum total value of approximately $1.9 million.
(5)	In addition, TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2006, 2007, and 2008, based on revenue retention and earnings achievement.

        On October 31, 2002, TSFG acquired substantially all of the assets and deposits of Rock Hill Bank & Trust (“Rock Hill Bank”), which was a wholly-owned subsidiary of RHBT Financial Corporation. Under the asset sale agreement, Rock Hill Bank received shares of TSFG common stock and the right to receive a cash earnout essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in a specified loan pool and 50% of net amounts recovered under RHBT’s blanket bond insurance policy with respect to such loans. As of June 30, 2005, TSFG had incurred no obligation under the cash earnout associated with the net improvements in the specified loan pool and in 2003 paid $1.3 million associated with the net amounts recovered under RHBT’s blanket bond insurance policy with respect to such loans. In the first six months of 2005, TSFG was paid an additional $225,000 under RHBT’s blanket bond insurance policy, half of which will be paid to RHBT, after netting out approximately $55,000 in expenses. No further payments are expected under RHBT’s blanket bond insurance policy.

        As part of its acquisition strategy, TSFG considers acquisitions in targeted Southeastern markets that meet its acquisition criteria. Table 2 summarizes the geographic focus for TSFG’s bank acquisitions completed during the first six months of 2005 and during 2004.

Table 2
Summary of Bank Acquisitions - Geographic Markets

Number
	Acquisition	of
	Date	Branches	Geographic Markets
Pointe	5/6/05	10	Broward County (Ft. Lauderdale), Miami-Dade County, Palm Beach County
CNB Florida	7/16/04	16	Duval County (Jacksonville), Baker County (Mcclenny, Glenn
			St. Mary), Bradford County (Starke), Columbia County (Ft. White),
			Union County (Lake Butler), Suwannee County (Live Oak), St. Johns
			County (St. Augustine), and Alachua County (Gainesville)
Florida Banks	7/16/04	7	Tampa, Jacksonville, Alachua County (Gainesville), Broward County
			(Ft. Lauderdale), Pinellas County (Largo), Marion County (Ocala),
			and West Palm Beach Florida markets

Balance Sheet Review

      Loans

        TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At June 30, 2005, outstanding loans totaled $9.0 billion, which equaled 101.5% of total deposits and 60.5% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At June 30, 2005, less than 6% of the portfolio was unsecured.

        Loans held for investment increased $2.7 billion, or 43.5%, to $9.0 billion at June 30, 2005 from $6.2 billion at June 30, 2004. This increase included $1.8 billion in net acquired loans held for investment ($311.6 million from the acquisition of Pointe, $714.6 million from the acquisition of CNB Florida, $772.3 million from the acquisition of Florida Banks, and $2.0 million from a branch acquisition). Excluding net acquired loans held for investment of $1.8 billion, organic loan growth for the period from June 30, 2004 to June 30, 2005 was 14.7% (based on period-end balances). Organic loan growth was concentrated in commercial loans and reflected an increasing percentage of variable rate loans. TSFG currently sells a majority of its residential mortgage loans at origination in the secondary market. Loans held for sale increased $18.5 million to $41.4 million at June 30, 2005 from $22.9 million at June 30, 2004, primarily related to higher mortgage originations.

        Table 3 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 3
Loan Portfolio Composition
(dollars in thousands)

	June 30,		December 31,
	2005	2004	2004
Commercial, financial and agricultural	$1,841,939	$1,179,215	$1,584,198
Real estate - construction (1)	1,218,158	747,563	1,007,061
Real estate - residential mortgages (1-4 family)	1,407,088	1,002,307	1,278,310
Commercial secured by real estate (1)	3,353,658	2,548,263	3,109,242
Consumer	1,145,494	769,605	1,128,946

Loans held for investment	8,966,337	6,246,953	8,107,757
Loans held for sale	41,427	22,908	21,302
Allowance for loan losses	(105,552)	(75,910)	(96,918)

Total net loans	$8,902,212	$6,193,951	$8,032,141

Percentage of Loans Held for Investment
Commercial, financial and agricultural	20.5%	18.9%	19.5%
Real estate - construction (1)	13.6	12.0	12.4
Real estate - residential mortgages (1-4 family)	15.7	16.0	15.8
Commercial secured by real estate (1)	37.4	40.8	38.4
Consumer	12.8	12.3	13.9

Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

        Table 4 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 3, which stratifies the portfolio by collateral type and borrower type.

Table 4
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)
	June 30,		December 31,
	2005	2004	2004
Commercial Loans
Commercial and industrial	$2,308,526	$1,594,181	$2,077,646
Owner - occupied real estate (1)	806,692	674,308	825,582
Commercial real estate	3,669,440	2,400,767	3,246,729

	6,784,658	4,669,256	6,149,957

Consumer Loans
Indirect - sales finance	856,564	711,004	790,372
Direct retail	530,238	297,548	466,484
Home equity	570,362	426,133	535,988

	1,957,164	1,434,685	1,792,844

Mortgage Loans	224,515	143,012	164,956

Total loans held for investment	$8,966,337	$6,246,953	$8,107,757

Percentage of Loans Held for Investment
Commercial and industrial	25.8%	25.5%	25.6%
Owner - occupied real estate (1)	9.0	10.8	10.3
Commercial real estate	40.9	38.4	40.0
Consumer	21.8	23.0	22.1
Mortgage	2.5	2.3	2.0

Total	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

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

        Owner — occupied real estate loans are loans to finance the purchase or expansion of operating facilities used by businesses not engaged in the real estate business. Typical loans are loans to finance offices, manufacturing plants, warehouse facilities, and retail shops. Depending on the property type and the borrower’s cash flows, amortization terms vary from ten years up to 20 years. Although secured by mortgages on the properties financed, these loans are underwritten based on the cash flows generated by operations of the businesses they house.

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

        The portfolio’s most significant concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. By product type, commercial construction and development loans represent the largest component of commercial real estate loans, and represent 33.0% of the total commercial real estate loans at June 30, 2005, up from 29.7% at December 31, 2004. The risk attributable to the concentration in commercial real estate loans is managed by focusing our lending on markets we are familiar with and on borrowers who have proven track records and who we believe possess the financial means to weather adverse market conditions. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.

        In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio. However, its concentration in the southeast, and in particular, its presence along the coastlines of Florida and South Carolina, present some risk of weather-related occurrences, which could adversely impact TSFG. Table 5 sorts the commercial real estate portfolio by geography and property type.

Table 5
Commercial Real Estate Loans
(dollars in thousands)

	June 30, 2005		December 31, 2004
	Balance	% of Total	Balance	% of Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$648,146	17.7%	$545,533	16.8%
Tampa Bay Florida	390,468	10.6	330,130	10.2
Upstate South Carolina (Greenville)	384,070	10.5	358,693	11.0
North Coastal South Carolina (Myrtle Beach)	374,032	10.2	376,494	11.6
Midlands South Carolina (Columbia)	304,664	8.3	291,139	9.0
Northeast Florida (Jacksonville)	275,825	7.5	244,989	7.5
South Coastal South Carolina (Charleston)	272,020	7.4	264,178	8.1
Central Florida (Orlando)	271,149	7.4	245,398	7.6
South Florida (Ft. Lauderdale)	213,069	5.8	102,969	3.2
Alachua Florida (Gainesville)	162,665	4.4	151,233	4.7
Greater South Charlotte South Carolina (Rock Hill)	131,465	3.6	110,965	3.4
North Central Florida	123,711	3.4	105,409	3.2
Marion, Florida	118,156	3.2	91,349	2.8
Other (1)	--	--	28,250	0.9

Total commercial real estate loans	$3,669,440	100.0%	$3,246,729	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$1,210,857	33.0%	$965,838	29.7%
Mixed use	389,456	10.6	313,612	9.7
1-4 family residential investment property	318,757	8.7	328,558	10.1
Retail	277,362	7.6	266,584	8.2
Undeveloped land	262,278	7.1	301,165	9.3
Hotel/motel	235,071	6.4	242,525	7.5
Residential construction	219,345	6.0	152,988	4.7
Multi-family residential	201,736	5.5	171,929	5.3
Other (1)	554,578	15.1	503,530	15.5

Total commercial real estate loans	$3,669,440	100.0%	$3,246,729	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.
Note:	At June 30, 2005 and December 31, 2004, the average loan size for commercial real estate loans totaled $401,000 and $370,000, respectively.

        Portfolio risk is also managed by maintaining a house lending limit, which was $25 million on June 30, 2005, at a level significantly lower than the legal lending limit of both Carolina First Bank and Mercantile Bank, and by requiring Board of Director approval to exceed it. At June 30, 2005, five credit relationships totaling $164.6 million exceeded this $25 million limit, one at Mercantile Bank and four at Carolina First Bank. The 20 largest credit relationships had an aggregate outstanding principal balance of $250.0 million, or 2.79% of total loans held for investment, at June 30, 2005, down from 4.1% at June 30, 2004.

        TSFG participates in “shared national credits” (multi-bank credit facilities of $20 million or more), primarily to borrowers who are headquartered or conduct business in or near our markets. At June 30, 2005, the loan portfolio included commitments totaling $507.6 million in shared national credits. Outstanding borrowings under these commitments totaled $186.1 million. None of these credits were classified in the most recent report on shared national credits prepared by the regulatory agencies.

      Credit Quality

        A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG’s credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and after-the-fact review by credit risk management of loans approved by lenders. Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with underwriting and loan monitoring policies is closely supervised. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities are monitored by Credit Committees of each banking subsidiary’s Board of Directors, which meet monthly to review credit quality trends, new large credits, loans to insiders, large problem credits, credit policy changes, and reports on independent credit audits of branch offices. Table 6 below presents a summary of our credit quality indicators.

Table 6
Credit Quality Indicators
(dollars in thousands)

	June 30,				December 31,
	2005		2004		2004
Loans held for investment	$8,966,337		$6,246,953		$8,107,757
Allowance for loan losses	105,552		75,910		96,918

Nonaccrual loans - commercial (1)	34,616		46,436		38,015
Nonaccrual loans - consumer	3,323		2,133		2,312
Nonaccrual loans - mortgage (2)	4,518		--		4,755
Restructured loans still accruing interest	--		--		--

Total nonperforming loans	42,457		48,569		45,082
Foreclosed property (other real estate owned and personal
property repossessions) (3)	12,618		8,985		10,894

Total nonperforming assets	$55,075		$57,554		$55,976

Loans past due 90 days or more (mortgage and consumer
with interest accruing) (2)	$2,035		$3,930		$3,764

Total nonperforming assets as a percentage of loans held for
investment and foreclosed property	0.61%		0.92%		0.69%

Allowance for loan losses to nonperforming loans	2.49	x	1.56	x	2.15	x

(1)	At June 30, 2005 and December 31, 2004, nonaccrual loans – commercial included $5.5 million and $4.7 million, respectively, in restructured loans.
(2)

Effective September 30, 2004, TSFG began placing residential mortgage loans in nonaccrual status when they become 150 days delinquent. Previously, these loans were not placed in nonaccrual status (unless impairment was evident), but any associated accrued interest was reserved.

(3)	Prior to September 30, 2004, personal property repossessions were not included in the definition of foreclosed property. At June 30, 2004, personal property repossessions totaled $720,000.

        TSFG’s nonperforming assets as a percentage of loans held for investment and foreclosed property at June 30, 2005 improved from June 30, 2004 and December 31, 2004, but was up slightly from 0.58% at March 31, 2005. This follows nine consecutive quarters of improvement in the nonperforming asset ratio, partially due to the resolution of certain identified problem loans purchased from Rock Hill Bank & Trust (the “Rock Hill Workout Loans”) in October 2002. A substantial majority of the Rock Hill Workout Loans are resolved so TSFG’s credit quality measures are approaching more normalized levels. At June 30, 2005, the Rock Hill Workout Loans totaled $13.0 million, with nonperforming loans of $6.3 million and an allowance for loan losses of $1.9 million.

        Net loan charge-offs as a percentage of average loans held for investment totaled 0.38% for the first six months of 2005, compared with 0.39% for the first six months of 2004.

        Table 7 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.

Table 7
Impaired Loans
(dollars in thousands)

	At and For the Six Months Ended June 30,		At and For the Year Ended December 31,
	2005	2004	2004
Impaired loans	$28,266	$46,436	$28,836
Average investment in impaired loans	27,791	49,758	47,791
Related allowance	4,956	10,806	11,129
Foregone interest	859	1,523	1,935

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

        The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (direct installment, indirect installment, revolving, and mortgage) and by credit risk grade for performing commercial loans. Nonperforming commercial loans, including commitments, are reviewed for impairment and impairment is measured in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15” (“SFAS 114”), and assigned specific allocations. To allow for modeling error, a range of probable loss ratios (from 95% to 105% of the adjusted historical loss ratio) is then derived for each segment. The resulting percentages are then applied to the dollar amounts of loans in each segment to arrive at each segment’s range of probable loss levels.

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

Table 8
Summary of Loan Loss Experience
(dollars in thousands)

	At and For The Six Months Ended June 30,				At and For The Year Ended December 31,
	2005		2004		2004
Allowance for loan losses, beginning of year	$96,918		$73,287		$73,287
Purchase accounting adjustments	3,741		--		20,682
Allowance adjustment for loans sold	--		(507)		(506)
Net charge-offs:
Loans charged-off	(19,791)		(13,417)		(37,003)
Loans recovered	3,778		1,829		5,471

	(16,013)		(11,588)		(31,532)
Additions to allowance through provision expense	20,906		14,718		34,987

Allowance for loan losses, end of period	$105,552		$75,910		$96,918

Average loans held for investment	$8,472,434		$5,978,791		$6,909,545
Loans held for investment, end of period	8,966,337		6,246,953		8,107,757
Net charge-offs as a percentage of average loans held for
investment (annualized)	0.38%		0.39%		0.46%
Allowance for loan losses as a percentage of loans held
for investment	1.18		1.22		1.20
Allowance for loan losses to nonperforming loans	2.49	x	1.56	x	2.15	x

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

Table 9
Investment Securities Portfolio Composition
(dollars in thousands)

	June 30,		December 31,
	2005	2004	2004
Trading (at fair value)
U.S. Treasury	$20	$--	$--
U.S. Government agencies	--	2,633	--
State and municipal	--	85	--

	20	2,718	--

Available for Sale (at fair value)
U.S. Treasury	183,938	239,337	234,538
U.S. Government agencies	856,308	1,133,753	930,046
Mortgage-backed securities	2,696,421	2,122,466	2,502,440
State and municipal	318,018	199,182	272,535
Other investments:
Corporate bonds	110,541	139,815	141,970
Federal Home Loan Bank ("FHLB") stock	68,799	53,384	72,733
Federal National Mortgage Association preferred stock	--	51,652	50,062
Federal Home Loan Mortgage Corporation preferred stock	11,365	11,763	11,990
Community bank stocks	10,626	26,252	14,899
Other equity investments	4,655	3,925	3,630

	4,260,671	3,981,529	4,234,843

Held to Maturity (at amortized cost)
State and municipal	65,176	79,551	75,145
Other investments	100	100	100

	65,276	79,651	75,245

Total	$4,325,967	$4,063,898	$4,310,088

Total securities as a percentage of total assets	29.1%	35.4%	31.3%

Percentage of Total Securities Portfolio
U.S. Treasury	4.2%	5.9%	5.4%
U.S. Government agencies	19.8	28.0	21.6
Mortgage-backed securities	62.3	52.2	58.0
State and municipal	8.9	6.9	8.1
Other investments	4.8	7.0	6.9

Total	100.0%	100.0%	100.0%

        Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on available for sale securities averaged $4.7 billion in the first six months of 2005, 16.9% above the average for the corresponding period in 2004 of $4.0 billion. Additional securities were purchased during the first quarter 2005, funded with additional leverage from wholesale borrowings. During the second quarter of 2005, TSFG reduced its securities by approximately $500 million in an effort to lower its interest rate risk in a rising rate environment and its reliance on wholesale borrowings. In the near-term, TSFG intends to continue to reduce securities by allowing investment securities to mature without reinvestment.

        The average tax-equivalent portfolio yield increased for the six months ended June 30, 2005 to 4.38% from 3.96% in the first six months of 2004. The securities yield increased in part due to a $4.8 million decrease in mortgage-backed securities (“MBS”) premium amortization for the first half of 2005, compared with the first half of 2004, primarily related to higher MBS prepayments.

        TSFG strives to keep the duration of its securities portfolio relatively short to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off short-term borrowings, used to fund loan growth, or reinvested in securities at then current market rates.

        The expected duration of the debt securities portfolio decreased to approximately 2.7 years at June 30, 2005 from approximately 3.2 years at December 31, 2004 and approximately 3.8 years at June 30, 2004. The decrease was partially due to the impact of the sale of securities during the second quarter 2005. If interest rates rise, the duration of the debt securities portfolio may extend.

        The available for sale portfolio constituted 98.5% of total securities at June 30, 2005. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. Nearly all of these securities are rated AAA so the credit risk is minimal. Approximately 62% of MBS are collateralized mortgage obligations (“CMOs”) with a total expected duration of 3.4 years. TSFG manages the MBS portfolio to maintain a short duration and repricing horizon. At June 30, 2005, approximately 21% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from three to ten years. Many of these adjustable rate MBS are still in the fixed rate period, and are therefore anticipated to behave more like a fixed rate instrument over the next twelve months or more.

        Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving yields.

        The net unrealized loss on available for sale securities (pre-tax) totaled $42.9 million at June 30, 2005, compared with a $29.5 million loss at December 31, 2004. This increase in unrealized loss was primarily due to increases in interest rates, with the most significant increase in unrealized loss relating to MBS, which increased $11.2 million. If interest rates continue to increase, TSFG expects its net unrealized loss on available for sale securities to increase. See Item 1, Note 5 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

        Community Bank Stocks. At June 30, 2005, TSFG had equity investments in 9 community banks located in the Southeast with an $8.0 million cost basis and pre-tax market value of $10.6 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. TSFG made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks are included in securities available for sale.

      Intangible Assets

        Intangible assets totaled $693.5 million at June 30, 2005, up from $344.2 million at June 30, 2004, principally from the Pointe, CNB Florida and Florida Banks acquisitions. See Item 1, Notes 6 and 7 to the Consolidated Financial Statements for the types and balances of intangible assets.

      Deposits

        Deposits remain TSFG’s primary source of funds. Average deposits provided funding for 62.2% of average earning assets in the first six months of 2005, up from 60.6% in the first six months of 2004. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and any increases in investment securities. In addition, TSFG has increased the use of brokered deposits, which are included in deposits.

        Table 10 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 10
Type of Deposits
(dollars in thousands)

	June 30,		December 31,
	2005	2004	2004
Noninterest-bearing demand deposits	$1,466,803	$971,540	$1,237,877
Interest-bearing checking	971,750	655,259	816,933
Money market accounts	2,754,418	2,379,441	2,704,287
Savings accounts	200,903	151,137	192,769

Total transaction accounts	5,393,874	4,157,377	4,951,866
Time deposits under $100,000	1,097,281	770,381	856,386
Time deposits of $100,000 or more	1,027,466	642,342	645,820

Customer deposits (1)	7,518,621	5,570,100	6,454,072
Brokered deposits	1,351,925	866,810	1,211,465

Total deposits	$8,870,546	$6,436,910	$7,665,537

Percentage of Deposits
Noninterest-bearing demand deposits	16.5%	15.1%	16.1%
Interest-bearing checking	11.0	10.2	10.7
Money market accounts	31.0	36.9	35.3
Savings accounts	2.3	2.3	2.5

Total transaction accounts	60.8	64.5	64.6
Time deposits under $100,000	12.4	12.0	11.2
Time deposits of $100,000 or more	11.6	10.0	8.4

Customer deposits (1)	84.8	86.5	84.2
Brokered deposits	15.2	13.5	15.8

Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

        At June 30, 2005, deposits were up $2.4 billion from June 30, 2004. Approximately 80% of this increase was attributable to $1.9 billion in net acquired deposits ($328.6 million from the acquisition of Pointe, $755.6 million from the acquisition of CNB Florida, $855.0 million from the acquisition of Florida Banks, and $9.5 million from an August 2004 branch acquisition). Excluding net acquired deposits (includes brokered deposits), organic growth in deposits totaled 7.5% (based on period-end balances). During the first half of 2005, deposits increased at a rate of 31.7% annualized. Organic deposit growth accelerated during the first half of 2005, totaling 23.1% annualized for the first half of 2005. TSFG’s total deposit growth was not concentrated in any particular market.

        The increase in deposits was partially due to an increase of $485.1 million in brokered deposits, which included approximately $443 million of brokered deposits acquired from the acquisition of Florida Banks. TSFG utilizes these funds as an alternative funding source while continuing its efforts to maintain and grow its local customer deposit base.

        Table 13 in “Results of Operations — Net Interest Income” details average balances for the deposit portfolio for the three and six months ended June 30, 2005 and 2004. Comparing the six months ended June 30, 2005 and 2004, average interest-bearing transaction accounts (checking, savings, and money market) increased $670.7 million, or 21.5%, and average noninterest-bearing deposits increased $404.6 million, or 45.7%. For the first six months of 2005, average time deposits, excluding average brokered deposits, increased $485.3 million, or 37.0%, and average brokered deposits increased $587.3 million, or 78.8%.

        As part of its overall funding strategy, TSFG expects to continue its focus on growing customer deposits. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, and deposit campaigns are expected to play an integral part in achieving this longer-term goal. Despite this focus, growth in time deposits outpaced the growth in transaction accounts during the first six months of 2005, in response to increased customer demand for certificates of deposits. However, noninterest-bearing deposit growth increased at a 37.3% annualized rate (based on period-end balances) for the first half of 2005, and increased at an 18.8% annualized organic growth rate (which excludes the $328.6 million deposits acquired from Pointe). Deposit pricing is very competitive, and we expect this pricing environment to continue.

        Time deposits of $100,000 or more are generally from customers within our local markets and include public deposits. During the first half of 2005, time deposits of $100,000 or more increased $381.6 million, or 59.1%, to $1.0 billion. This increase included $66.9 million in public deposits.

      Borrowed Funds

        Table 11 shows the breakdown of total borrowings by type.

Table 11
Type of Borrowings
(dollars in thousands)

	June 30,		December 31,
	2005	2004	2004
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,328,931	$1,001,192	$1,583,495
Federal Home Loan Bank ("FHLB") advances	--	205,000	--
Commercial paper	28,734	39,315	29,405
Treasury, tax and loan note	85,064	110,377	14,111
Lines of credit with unaffiliated banks and other	--	--	--

	1,442,729	1,355,884	1,627,011

Long-Term Borrowings
Repurchase agreements	1,769,893	1,578,434	1,665,134
FHLB advances	871,929	761,302	1,047,040
Subordinated notes	155,695	135,075	155,695
Mandatorily redeemable preferred stock of subsidiary	89,800	89,800	89,800
Note payable	882	914	900
Employee stock ownership plan note payable	650	950	800
Purchase accounting premiums, net of amortization	2,459	3,122	2,774

	2,891,308	2,569,597	2,962,143

Total borrowings	$4,334,037	$3,925,481	$4,589,154

Brokered deposits	1,351,925	866,810	1,211,465

Total wholesale borrowings	$5,685,962	$4,792,291	$5,800,619

Total wholesale borrowings as a percentage of total assets	38.2%	41.8%	42.1%

        TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth, and also utilizes brokered deposits to supplement retail deposit growth. In the first six months of 2005, average borrowings totaled $4.8 billion, compared with $3.8 billion for the same period in 2004. This increase was primarily attributable to additional borrowings to support earning asset growth. TSFG has and may continue to enter into interest rate swap agreements to hedge interest rate risk related to borrowings. During the second quarter 2005, TSFG reduced its total borrowings to $4.3 billion at June 30, 2005, from $5.0 billion at March 31, 2005 as part of its balance sheet repositioning.

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

        During the three and six months ended June 30, 2005, TSFG recognized a loss on the early extinguishment of debt of $3.0 million and $1.6 million, respectively. The loss for the second quarter 2005 related to costs to terminate certain structured repurchase agreement borrowings totaling $593.9 million. In the first quarter 2005, TSFG realized a gain related to prepayment discounts on Federal Home Loan Bank advances totaling $345.0 million. In March 2004, TSFG recognized a loss of $1.4 million on the early extinguishment of debt related to prepayment penalties for repurchase agreement borrowings totaling $185.0 million. See Item 1, Note 12 to the Consolidated Financial Statements for additional details.

      Capital Resources and Dividends

        Total shareholders’ equity amounted to $1.5 billion, or 10.2% of total assets, at June 30, 2005, compared with $994.6 million, or 8.7% of total assets, at June 30, 2004. At December 31, 2004, total shareholders’ equity was $1.4 billion, or 10.2% of total assets. The increase in shareholders’ equity since June 30, 2004 was primarily from the issuance of common stock for the Pointe, CNB Florida and Florida Banks acquisitions, as well as the retention of earnings. Cash dividends paid and the increase in unrealized loss in the available for sale investment portfolio partially offset these increases. TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization, but at this time has no plans to repurchase any shares.

        TSFG’s unrealized loss on available for sale securities, net of income tax, which is included in accumulated other comprehensive loss, was $27.0 million at June 30, 2005, compared with $18.5 million at December 31, 2004. For discussion on the primary reasons for the increase in unrealized losses on available for sale securities, see “Securities.” At June 30, 2004, TSFG had an unrealized loss on available for sale securities, net of income tax, totaling $47.6 million.

        Book value per share at June 30, 2005 and 2004 was $20.48 and $16.63, respectively. Tangible book value per share at June 30, 2005 and 2004 was $11.15 and $10.88, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

        TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at June 30, 2005. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our consolidated financial statements.

        Table 12 sets forth various capital ratios for TSFG and its Subsidiary Banks. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At June 30, 2005, trust preferred securities included in tier 1 capital totaled $135.5 million.

Table 12
Capital Ratios

	June 30, 2005	Well Capitalized Requirement
TSFG
Total risk-based capital	10.72%	n/	a
Tier 1 risk-based capital	9.12	n/	a
Leverage ratio	7.15	n/	a

Carolina First Bank
Total risk-based capital	10.66%	10.00%
Tier 1 risk-based capital	8.37	6.00
Leverage ratio	6.17	5.00

Mercantile Bank
Total risk-based capital	11.01%	10.00%
Tier 1 risk-based capital	7.93	6.00
Leverage ratio	6.66	5.00

        As part of its capital management, TSFG has set a desired threshold of 6% or higher for its tangible equity to tangible assets ratio. At June 30, 2005, TSFG’s tangible equity to tangible asset ratio totaled 5.84%, a decline from 5.99% at December 31, 2004, due to the increase in the unrealized loss on available for sale securities. If interest rates continue to increase, TSFG expects its unrealized loss on available for sale securities to increase, leading to a lower tangible equity to tangible asset ratio. Additionally, TSFG’s acquisitions of Pointe, Koss Olinger, and Bowditch lowered TSFG’s tangible equity to tangible asset ratio as a result of the goodwill recorded, as well as the use of cash as partial consideration for these acquisitions.

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

        TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at June 30, 2005 with a stated value of $100,000 per share. At June 30, 2005, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.8 million. Under Federal Reserve Board guidelines, $25.2 million, net of issuance costs, qualified as tier 1 capital, and $61.9 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Earnings Review

      Net Interest Income

        Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning federal tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 13 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three and six months ended June 30, 2005 and 2004.

Table 13
Comparative Average Balances - Yields and Costs
(dollars in thousands)

	Three Months Ended June 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans (1)	$8,706,276	$134,842	6.21%	$6,144,778	$80,348	5.26%
Investment securities, taxable (2)	4,366,761	47,304	4.35	3,716,376	35,684	3.86
Investment securities, nontaxable (2)(3)	364,360	3,992	4.39	270,858	2,932	4.35
Federal funds sold and interest-bearing
bank balances	22,698	160	2.83	13,147	23	0.70

Total earning assets	13,460,095	$186,298	5.55	10,145,159	$118,987	4.72

Non-earning assets	1,430,513			946,873

Total assets	$14,890,608			$11,092,032

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$928,672	$1,725	0.75	$678,212	$853	0.51
Savings	195,851	152	0.31	160,827	162	0.41
Money market	2,704,178	15,185	2.25	2,318,243	8,616	1.49
Time deposits, excluding
brokered deposits	1,917,124	13,041	2.73	1,309,384	7,998	2.46

Total interest-bearing
customer deposits(4)	5,745,825	30,103	2.10	4,466,666	17,629	1.59
Brokered deposits	1,353,437	10,850	3.22	779,834	2,374	1.22

Total interest-bearing deposits	7,099,262	40,953	2.31	5,246,500	20,003	1.53
Borrowings	4,819,846	37,095	3.09	3,818,136	17,569	1.85

Total interest-bearing liabilities	11,919,108	$78,048	2.63	9,064,636	$37,572	1.67

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,349,746			924,412
Other noninterest-bearing liabilities	158,305			100,984

Total liabilities	13,427,159			10,090,032
Shareholders' equity	1,463,449			1,002,000

Total liabilities and shareholders' equity	$14,890,608			$11,092,032

Net interest margin (tax equivalent)		$108,250	3.23%		81,415	3.	23%
Less: tax-equivalent adjustment (3)		1,397			1,026

Net interest income		$106,853			$80,389

Total cost of customer deposits(5)	7,095,571	30,103	1.70	5,391,078	17,629	1.32
Total cost of wholesale
borrowings(6)	6,173,283	47,945	3.12	4,597,970	19,943	1.74

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.
(5)	Customer deposits include total deposits less brokered deposits.
(6)	Wholesale borrowings include borrowings and brokered deposits.
Note:	Average balances are derived from daily balances.

Table 13 (Continued)
Comparative Average Balances - Yields and Costs
(dollars in thousands)

	Six Months Ended June 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans(1)	$8,496,056	$256,320	6.08%	$5,999,914	$158,365	5.31%
Investment securities, taxable(2)	4,305,720	93,452	4.38	3,736,368	72,894	3.92
Investment securities, nontaxable(2)(3)	356,666	7,780	4.40	250,425	5,638	4.53
Federal funds sold and interest-bearing
bank balances	26,342	321	2.46	5,394	51	1.90

Total earning assets	13,184,784	$357,873	5.47	9,992,101	$236,948	4.77

Non-earning assets	1,407,395			966,775

Total assets	$14,592,179			$10,958,876

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$879,533	$2,904	0.67	$670,156	$1,681	0.50
Savings	193,389	299	0.31	159,898	321	0.40
Money market	2,710,367	28,995	2.16	2,282,487	16,918	1.49
Time deposits, excluding brokered
deposits	1,798,657	23,069	2.59	1,313,310	15,853	2.43

Total interest-bearing customer
deposits(4)	5,581,946	55,267	2.00	4,425,851	34,773	1.58
Brokered deposits	1,332,535	20,068	3.04	745,236	4,680	1.26

Total interest-bearing deposits	6,914,481	75,335	2.20	5,171,087	39,453	1.53
Borrowings	4,806,334	69,061	2.90	3,793,119	33,117	1.76

Total interest-bearing liabilities	11,720,815	$144,396	2.48	8,964,206	$72,570	1.63

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,289,140			884,516
Other noninterest-bearing liabilities	146,094			110,907

Total liabilities	13,156,049			9,959,629
Shareholders' equity	1,436,130			999,247

Total liabilities and shareholders' equity	$14,592,179			$10,958,876

Net interest margin (tax equivalent)		$213,477	3.27%		$164,378	3.31%
Less: tax-equivalent adjustment(3)		2,723			1,973

Net interest income		$210,754			$162,405

Total cost of customer deposits(5)	6,871,086	55,267	1.62	5,310,367	34,773	1.32
Total cost of wholesale
borrowings(6)	6,138,869	89,129	2.93	4,538,355	37,797	1.67

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.
(5)	Customer deposits include total deposits less brokered deposits.
(6)	Wholesale borrowings include borrowings and brokered deposits.
Note:	Average balances are derived from daily balances.

        Fully tax-equivalent net interest income increased by $49.1 million, or 29.9%, during the first six months of 2005, compared with the first six months of 2004. This increase was attributable to a 31.9% increase in average earning assets, partially offset by a 4 basis point decrease in the net interest margin. The increase in average earning assets was principally from organic loan growth, bank acquisitions, and higher average investment securities.

        Comparing the first six months of 2005 to the corresponding period in 2004, average loans increased $2.5 billion, or 41.6%, resulting from both internally-generated loans as well as loans that were added from the bank acquisitions. The Pointe acquisition, which closed May 6, 2005, added approximately $312 million in loans. The CNB Florida and Florida Banks acquisitions, which closed July 16, 2004, added approximately $1.5 billion in loans. At June 30, 2005, approximately 66% of TSFG’s loans were variable rate loans, the majority of which are tied to the prime rate.

        During the last six months of 2004 and the first three months of 2005, TSFG increased its investment portfolio to leverage available capital and to increase net interest income. During the second quarter of 2005, TSFG sold investment securities (see “Securities”). TSFG reduced its level of investment securities to $4.3 billion at June 30, 2005 from $4.8 billion at March 31, 2005 in an effort to reduce its wholesale borrowing levels and reduce interest rate risk in a rising rate environment. Investment securities totaled $4.1 billion at June 30, 2004. Average securities declined as a percentage of average earning assets to 35.4% for the first six months of 2005, down from 39.9% for the same period of 2004. Accordingly, for the first six months of 2005, interest income from securities represented approximately 28% of TSFG’s total interest income, down from 33% for the first six months of 2004.

        The net interest margin decreased to 3.27% in the first six months of 2005 from 3.31% in the first six months of 2004. The contraction in the net interest margin was primarily attributable to a narrower spread between the earning asset yield and interest-bearing liabilities used to fund them. Comparing the first six months of 2005 to the same period in 2004, TSFG’s earning asset yield increased 70 basis points, lower than the 85 basis point increase for interest-bearing liabilities. The spread between loans and total customer deposits increased 47 basis points to 4.46% for the six months ended June 30, 2005, from 3.99% for the six months ended June 30, 2004. However, the yield on investment securities increased 42 basis points while the cost of wholesale borrowing increased 126 basis points. The cost of wholesale borrowing is anticipated to continue increasing faster than investment yields in the current interest rate environment, which is anticipated to continue having a negative impact on the net interest margin. TSFG is attempting to further reduce its dependence of wholesale borrowing. Over the near-term, TSFG intends to allow investment securities to mature without reinvestment and is focusing additional efforts on increasing its customer deposits.

        The net interest margin for the second quarter 2005 declined 8 basis points to 3.23% from 3.31% for the first quarter 2005, primarily due to the higher costs for wholesale borrowings. The spread between loans and total customer deposits increased to 4.51% for the three months ended June 30, 2005 from 3.94% for the three months ended June 30, 2004. However, the yield on investment securities increased 46 basis points while the cost of wholesale borrowings, including brokered deposits, increased 138 basis points.

        The Federal Reserve increased the federal funds target rate 9 times, by 25 basis points each time, on June 30, 2005, May 3, 2005, March 22, 2005, February 2, 2005, December 14, 2004, November 10, 2004, September 21, 2004, August 10, 2004, and June 30, 2004, following a three-year period of declining rates. Furthermore, over the past year, short-term rates have increased more quickly than long-term rates, leading to a flattened yield curve.

        TSFG continuously evaluates its balance sheet positioning due to changes in interest rates, pricing competition, and customer preferences. If no material changes are made to TSFG’s balance sheet, management anticipates that its net interest margin may decline over the next few quarters.

      Provision for Loan Losses

        The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $20.9 million and $14.7 million in the first six months of 2005 and 2004, respectively. The higher provision for loan losses was primarily attributable to loan growth and net charge-offs.

        Net loan charge-offs were $16.0 million, or 0.38% of average loans held for investment, for the first six months of 2005, compared with $11.6 million, or 0.39% of average loans held for investment, for the first six months of 2004. The allowance for loan losses equaled 1.18%, 1.20%, and 1.22% of loans held for investment as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”

      Noninterest Income

        Table 14 shows the components of noninterest income.

Table 14
Components of Noninterest Income
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service charges on deposit accounts	$9,979	$8,718	$18,556	$16,831
Debit card income	1,652	975	3,167	1,789
Customer service fee income	1,120	800	1,951	1,472

Total customer fee income	12,751	10,493	23,674	20,092

Brokerage income	1,317	1,312	2,607	2,508
Trust income	1,078	1,030	2,056	1,957

Total brokerage and trust income	2,395	2,342	4,663	4,465

Bank-owned life insurance income	2,759	3,458	5,520	5,748
Merchant processing income	2,713	2,431	4,751	4,444
Mortgage banking income	2,140	1,625	3,627	3,180
Insurance income	1,449	1,015	2,735	2,037
Benefits admininstration fees	650	461	1,237	1,088
(Loss) gain on sale of available for sale securities	(1,503)	607	(1,269)	5,821
Gain on equity investments	650	1,013	2,361	3,823
(Loss) gain on trading and derivative activities	(1,032)	2,352	(128)	983
Gain on disposition of assets and liabilities	--	--	--	2,350
Other	1,688	198	3,232	1,252

Total noninterest income	$24,660	$25,995	$50,403	$55,283

        Total customer fee income rose 17.8% in the first six months of 2005, compared with the same period in 2004. Service charges on deposit accounts, the largest contributor to noninterest income, rose 10.2% for the same period. Average balances for deposit transaction accounts, which impact service charges, increased 26.9% for the same period. For the first six months of 2005, service charges on deposit accounts increased $1.7 million, due to acquisitions, higher nonsufficient funds charges, improved collections, increased number of accounts, and higher fees.

        In the first six months of 2005 compared with the corresponding period in 2004, brokerage income increased 3.9%, primarily from the addition of brokers. Trust income increased 5.1% for the same period. At June 30, 2005 and 2004, the market value of assets administered by the trust department totaled $1.9 billion and $1.7 billion, respectively.

        Bank-owned life insurance income decreased 4.0% for the first six months of 2005 versus the corresponding period in 2004, due to the receipt of life insurance proceeds in the first six months of 2004, and lower investment yields in 2005. The cash surrender value totaled $252.8 million at June 30, 2005, up from $197.7 million at June 30, 2004.

        For the six months ended June 30, 2005, mortgage banking income increased $447,000, or 14.1%, compared with the same period in 2004. Mortgage loans originated by TSFG originators totaled $339.8 million and $270.6 million during the first six months of 2005 and 2004, respectively. The increase in mortgage banking income was principally the result of higher loan volume and higher gains on sale to the secondary market. TSFG sells most of the loans it originates in the secondary market with servicing rights released. TSFG had 82 originators at June 30, 2005, up from 59 at December 31, 2004 and 61 at June 30, 2004.

        In the first six months of 2005 compared with the same period in 2004, insurance income increased 34.3%, principally from two additional acquisitions in the second quarter 2005, as well as efforts to continue to leverage TSFG’s customer base.

        TSFG uses derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in volatility in realized gains and losses on trading and derivative activities, as demonstrated by a first half 2005 loss of $128,000 compared with a first half 2004 gain of $983,000. See “Risk Management — Market Risk and Asset/Liability Management — Derivatives and Hedging Activities.”

        Net gains on securities totaled $1.1 million and $9.6 million for the first six months of 2005 and 2004, respectively. TSFG periodically evaluates its available for sale securities portfolio for other-than-temporary impairment. As discussed in Note 5 to the Consolidated Financial Statements, TSFG’s unrealized losses were primarily attributable to increases in interest rates. For additional details, see “Critical Accounting Policies and Estimates – Fair Value of Certain Financial Instruments” and “Securities.”

        During the first six months of 2004, the gain on disposition of assets and liabilities resulted from the contribution of land at fair value associated with a conservation grant in North Carolina.

        Other noninterest income includes income related to international banking services, wire transfer fees, overdraft protection fee income, internet banking fees, and gains/losses on disposition of other real estate owned/fixed assets. The increase in other noninterest income in the first half of 2005 compared with the same period in 2004 was largely due to an increase in the gain on the disposition of other real estate owned.

      Noninterest Expenses

        TSFG is expanding in new and existing markets within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services and technology systems. These factors contributed to TSFG’s increases in noninterest expense, which increased 30.7% for the first half of 2005 over the first half of 2004. TSFG’s market expansion included the May 2005 acquisition of Pointe, the July 2004 acquisitions of CNB Florida and Florida Banks and a branch office (including related loans and deposits) in August 2004. Additionally, during the first half of 2005, TSFG opened three de novo branch locations. Non-banking acquisitions during the first half of 2005 included the Koss Olinger group of companies, a wealth management advisory firm operating in North Florida, and Bowditch Insurance Corporation, a property and casualty company operating in Jacksonville, Florida.

        Table 15 shows the components of noninterest expenses.

Table 15
Components of Noninterest Expenses
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Salaries and wages	$27,258	$19,917	$51,872	$38,835
Employee benefits	8,423	7,034	17,447	13,949
Occupancy	6,823	5,185	12,922	10,257
Furniture and equipment	6,023	4,890	11,556	9,505
Professional services	5,135	3,400	9,571	6,482
Merchant processing expense	2,211	1,910	3,843	3,469
Telecommunications	1,384	1,106	2,710	2,251
Amortization of intangibles	2,140	1,195	3,946	2,390
Merger-related costs	2,194	575	2,499	752
Impairment (recovery) from write-down of assets	917	(277)	917	(277)
Charitable contribution to foundation	--	--	683	--
Conservation grant of land	--	--	--	3,350
Loss on early extinguishment of debt	2,981	--	1,553	1,429
Employment contract payments (reversals)	222	--	185	(59)
Other	13,824	9,531	26,341	19,404

Total noninterest expenses	$79,535	$54,466	$146,045	$111,737

        Salaries, wages, and employee benefits rose $16.5 million, or 31.3%, in the first half of 2005 compared with the same period in 2004. Full-time equivalent employees as of June 30, 2005 increased to 2,554 from 1,971 at June 30, 2004. The increase in personnel expense was primarily attributable to the Pointe, CNB Florida and Florida Banks acquisitions, higher branch and lender incentives, and higher health insurance costs. There was no discretionary incentive compensation accrued during the six months ended June 30, 2005 and 2004 under TSFG’s short-term and long-term incentive plans. The discretionary nature of TSFG’s incentive accruals may result in increased volatility in personnel expense in future periods.

        Occupancy and furniture and equipment expense increased 23.9% for the first six months of 2005 compared with the corresponding period in 2004, primarily from the addition of branch offices from TSFG’s acquisitions of Pointe, CNB Florida and Florida Banks. The increase in professional services was partially related to outsourcing costs for various fee initiatives, and outsourcing costs of internal audit projects. The increase in merchant processing expense was offset by related revenue increases.

        Amortization of intangibles increased $1.6 million for the six months ended June 30, 2005, primarily attributable to the addition of core deposit intangibles from the acquisitions of Pointe, CNB Florida and Florida Banks.

        During the first quarter 2005, TSFG contributed an equity investment to its charitable foundation and expensed the fair value of the contribution of $683,000. During the first three months of 2004, TSFG executed a conservation grant of land in North Carolina and expensed the fair value of the contribution of $3.4 million.

        During both the six months ended June 30, 2005 and 2004, TSFG extinguished debt. See “Borrowed Funds.” Loss on early extinguishment of debt was $1.6 million for the six months ended June 30, 2005 compared to $1.4 million during the same period in 2004.

        During both the six months ended June 30, 2005 and 2004, TSFG incurred pre-tax merger-related costs, in connection with TSFG’s acquisitions in 2005, 2004 and 2003. See Note 11 to the Consolidated Financial Statements for the types and balances of pre-tax merger-related costs.

        In the second quarter 2005, TSFG wrote-off $1.1 million in software costs relating to a system that is no longer being used, partially offset by $183,000 in recoveries for previously impaired assets. During the same period for 2004, TSFG had a recovery of $277,000 on a previous asset impairment.

        Other noninterest expenses rose 35.8% in the first six months of 2005 compared with the same period in 2004. The overall increase in other noninterest expenses was principally attributable to increases in staff recruitment, business development, loan collection, travel, and debit card expense, and growth from acquisitions.

      Income Taxes

        The effective income tax rate as a percentage of pretax income was 32.8% for the first six months of 2005 and 31.7% for the first six months of 2004. The blended statutory federal and state income tax rate was approximately 37% for both of these periods. TSFG anticipates the effective income tax rate will be between 32% and 33% for 2005.

      Discontinued Operations

        During the six months ended June 30, 2005, TSFG recognized an after-tax loss of $396,000 as discontinued operations. See Item 1, Note 13 to the Consolidated Financial Statements for additional information.

      Second Quarter Results

        Net income for the three months ended June 30, 2005 totaled $28.4 million, down 5.4% compared with $30.0 million for the three months ended June 30, 2004. Earnings per diluted share for the three months ended June 30, 2005 were $0.38, a 22.4% decrease from earnings per diluted share of $0.49 for the three months ended June 30, 2004. For the same period, average diluted shares outstanding increased principally as a result of the acquisitions of Pointe, CNB Florida, and Florida Banks.

        Fully tax-equivalent net interest income totaled $108.3 million, an increase of $26.8 million, or 33.0%, compared with the second quarter of 2004. Net interest income increased as a result of the 32.7% growth in average earning assets, principally from organic loan growth, growth from acquisitions, and higher average investment securities. The CNB Florida and Florida Banks acquisitions, which closed July 16, 2004, added approximately $1.7 billion in earning assets. The Pointe acquisition, which closed May 6, 2005, added approximately $312 million in earning assets. During 2004 and the first quarter of 2005, TSFG increased its investment portfolio to leverage capital and take advantage of the opportunity to increase net income. Average investment securities for the three months ended June 30, 2005 were $4.7 billion, compared with $4.0 billion for the three months ended June 30, 2004. During the second quarter 2005, TSFG began repositioning its balance sheet, by reducing investment securities and wholesale borrowing. Investment securities at June 30, 2005 totaled $4.3 billion, down from $4.8 billion at March 31, 2005.

        The net interest margin of 3.23% was consistent for the three months ended June 30, 2005, compared with the three months ended June 30, 2004. The net interest margin for the second quarter of 2005 declined to 3.23% from 3.31% in the first quarter of 2005. This margin contraction was due primarily to the continued flattening of the yield curve and narrowing interest rate spreads for investment securities relative to wholesale borrowings. Due to the level of variable rate wholesale borrowing, the net interest margin is expected to continue to experience pressure over the near term if interest rates continue to increase.

        The provision for loan losses totaled $9.9 million in the second quarter of 2005, compared with $7.0 million in the second quarter of 2004. The higher provision for loan losses was primarily attributable to increased loan growth. Net loan charge-offs as a percentage of average loans held for investment declined to 0.32% for the second quarter of 2005 versus 0.36% for the second quarter of 2004. The allowance for loan losses as a percentage of loans held for investment decreased from 1.22% at June 30, 2004 to 1.18% at June 30, 2005.

        Noninterest income included a loss on the sale of securities of $853,000 for the second quarter of 2005, compared with a gain on the sale of securities of $1.6 million for the second quarter of 2004. Noninterest income, excluding these gains on asset sales, increased 4.7% to $25.5 million for the second quarter of 2005 compared with $24.4 million for the second quarter of 2004. Customer fee income, mortgage banking income, insurance income, and gains on sale of other real estate owned were the primary drivers of the increase in noninterest income. The increase in noninterest income, excluding gains on certain asset sales, was partially offset by a decrease in bank-owned life insurance income from the receipt of life insurance proceeds in the second quarter of 2004, and by a loss on trading and derivative activity of $1.0 million for the second quarter of 2005, compared with a gain in the second quarter of 2004 of $2.4 million.

        For the second quarters of 2005 and 2004, noninterest expenses included pre-tax other non-operating items of $6.3 million and $298,000, respectively, consisting primarily of merger-related costs, impairment (recovery) from write-down in assets, and loss on early extinguishment of debt. Noninterest expenses, excluding non-operating items, increased 35.2% to $73.2 million for the second quarter of 2005 from $54.2 million for the second quarter of 2004, which was primarily attributable to higher personnel and occupancy costs, additional costs resulting from the acquisitions of Pointe, CNB Florida, and Florida Banks, and incremental costs associated with growing the noninterest income. Salaries, wages, and employee benefits increased to $35.7 million in the second quarter 2005 from $27.0 million in the second quarter 2004, primarily due to acquisitions, higher health insurance costs, and certain annual pay increases, which were effective April 1, 2005.

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

        Our Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and charters for Board Committees are accessible on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link.

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

        TSFG has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, TSFG manages its exposure to fluctuations in interest rates through policies established by our Subsidiary Banks Joint Asset/Liability Committee (“ALCO”), reviewed by the Subsidiary Banks’ Joint Investment Committee, and approved by the Subsidiary Banks Board of Directors. The primary goal of the ALCO is to monitor and limit exposure to interest rate risk through implementation of various strategies. These strategies include positioning the balance sheet to minimize fluctuations in income associated with interest rate risk, while maintaining adequate liquidity and capital. At June 30, 2005, the overall interest rate risk position of TSFG fell within the interest rate risk guidelines established by ALCO.

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

        Interest Sensitivity Analysis. The information presented in Tables 16 and 17 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 16 and 17. These include, but are not limited to, the following:

•	a static balance sheet;
•	as assets and liabilities mature or reprice they are reinvested at current rates and keep the same characteristics (i.e., remain as they were either variable or fixed rate);
•	mortgage backed securities prepayments are based on historical industry data;
•	loan prepayments are based upon historical bank specific analysis;
•	deposit retention and average lives are based on historical bank specific analysis;
•	whether callable assets and liabilities are called are based on the implied forward yield curve for each interest rate scenario; and
•	management takes no action to counter any change.

        Table 16 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at June 30, 2005 levels.

Table 16
Interest Rate Risk Analysis - Net Interest Income

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Net Interest Income when Compared with Base Case
2.00% (1)	3.37%
1.00 (1)	1.94
Flat (Base Case)	--
(1.00) (1)	(6.38)

Forward Yield Curve (2)	(0.71)

(1)	The increase 100 and 200 basis points and decrease 100 basis points interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.
(2)	The forward yield curve represents market expectations for interest rates and does not assume an instantaneous shift in all yield curves.

        Table 17 reflects the sensitivity of the EVE to changes in interest rates. EVE is a measurement of the inherent, long-term economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 17 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at June 30, 2005 compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at June 30, 2005 levels.

Table 17
Interest Rate Shock Analysis - Economic Value of Equity

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Economic Value of Equity when Compared with Base Case
2.00% (1)	(4.25)%
1.00 (1)	(0.06)
Flat (Base Case)	--
(1.00) (1)	(7.65)

(1)	The increase 100 and 200 basis points and decrease 100 basis points interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.

        Changes from the March 31, 2005 scenario results were due primarily to the reduction in investment securities and wholesale borrowings that occurred during the quarter. Another component of the change in sensitivity for June 30, 2005 was the change in the absolute level of interest rate as compared to March 31, 2005. In addition, TSFG continually refines the modeling process through the use of more precise model assumptions. Specific model assumption refinements for the June 30, 2005 quarter include the following:

•	Utilization of institution specific prepayment assumptions on commercial and consumer loans;
•	Utilization of institution specific deposit repricing betas, average lives and premiums; and
•	Refinement in the evaluation of call dates on callable instruments.

        There are material limitations with TSFG’s models presented in Tables 16 and 17, which include, but are not limited to, the following:

•	they do not project an increase or decrease in net interest income or the fair value of net assets, but rather the risk to net interest income and the fair value of net assets because of changes in interest rates;
•	the flat scenarios are base case and are not indicative of historical results;
•	they present the balance sheet in a static position; however, when assets and liabilities mature or reprice, they do not necessarily keep the same characteristics (i.e., variable or fixed interest rate);
•	the computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results; and
•	the computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates.

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

        TSFG uses futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. For the first six months of 2005, the loss on trading and derivative activities totaled $128,000, compared with a gain of $983,000 for the corresponding period in 2004.

        As part of our mortgage activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at June 30, 2005. During the third quarter 2005, TSFG expanded its strategy to include selling mortgage loans on a pooled basis in addition to individual loan sales. As a result, the amount of time between origination date and sale date has increased, which has increased the amount of interest rate risk associated with these loans. TSFG enters into forward commitments to mitigate the interest rate risk.

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

Table 18
Summary of Derivative Assets and Liabilities
(dollars in thousands)

	June 30, 2005			December 31, 2004
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with
borrowing activities	$ 1,320	$ 187	$ 378,500	$ 943	$ --	$ 95,500

Fair Value Hedges
Interest rate swaps associated with
borrowing activities	--	10,224	185,000	--	10,127	185,000
Interest rate swaps associated with
deposit taking activities	1,008	8,647	1,031,516	2,558	7,805	1,006,903

Other Derivatives
Future contracts	--	135	40,000	6	--	20,000
Options, interest rate swaps and other	9,256	16,454	127,034	11,484	16,884	178,250

	$11,584	$ 35,647	$1,762,050	$14,991	$ 34,816	$1,485,653

        During 2005, unrealized gains on cash flow hedges totaled $677,000. In 2005, the company terminated a cash flow hedge in the amount of $487,000 which will be amortized over the remaining term of the forecasted transaction. For the first six months of 2005, the company recognized $154,000 in earnings related to terminated cash flow hedges.

      Economic Risk

        TSFG’s performance is impacted by U.S. and particularly Southeastern economic conditions, including the level of interest rates, price compression, competition, bankruptcy filings and unemployment rates, as well as political policies, regulatory guidelines and general developments. TSFG strives to remain diversified in its products and customers and continues to monitor the economic situations in its areas of operations to achieve growth and limit risk.

      Credit Risk

        Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises in many of TSFG’s business activities, most prominently in its lending activities, derivative activities, ownership of debt securities, and when TSFG acts as an intermediary on behalf of its customers and other third parties. TSFG has a risk management system designed to help ensure compliance with its policies and control processes. See “Critical Accounting Policies and Estimates – Allowance for Loan Losses” and “Credit Quality.”

      Liquidity Risks

        TSFG’s business is also subject to liquidity risk. TSFG’s liquidity risk is that we will be unable to meet a financial commitment to a customer, creditor, or investor when due. See “Liquidity.”

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

        TSFG has a formal risk management division. This group benefits from the direction of both a committee of the corporate board and a committee of executive management. In addition to evaluating and measuring risk tolerances of various business units, it evaluates risks involved in new product roll-out and acquisitions.

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

        TSFG’s regulatory compliance risk is managed by our compliance group and its risk management area. This group works with our business lines regularly monitoring activities and evaluating policies and procedures. Please refer to TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004 Item 1, “Supervision and Regulation” for some of the laws and regulations, which impact TSFG and its subsidiaries. TSFG has policies and control processes that are designed to help ensure compliance with applicable laws and regulations and limit litigation.

        TSFG’s Audit Committee and Disclosure Committee help ensure compliance with financial reporting matters. TSFG’s Audit Committee is involved in the following: selecting the independent auditor, communicating with the independent auditor, reviewing the financial statements and the results of the financial statement audit, monitoring the performance of the independent auditor, and monitoring the work of the internal audit function. The Audit Committee has chartered a Disclosure Committee to help ensure that TSFG’s internal controls and reporting systems are sufficient to satisfy compliance with disclosure requirements related to TSFG’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

        For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2005, commercial and retail loan commitments totaled $2.4 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $997,000 at June 30, 2005. Unused business credit card lines, which totaled $18.5 million at June 30, 2005, are generally for short-term borrowings.

        Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2005 was $157.5 million.

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

Liquidity

        Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Subsidiary Banks through customers’ deposits, wholesale money market borrowings, principal and interest payments on loans, loan sales, securities available for sale, maturities and paydowns of securities, temporary investments, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for FHLB borrowings, repurchase agreements and public funds deposits. The projected cash flows from the securities portfolio, under different interest rate scenarios, including a rising rate scenario, are expected to provide some of the necessary funding needs for the remainder of 2005. Management believes that cash flows from investments and its loan portfolio, in addition to its available borrowing capacity, are sufficient to provide the necessary funding for the remainder of 2005.

        In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 19 summarizes future contractual payment obligations as of June 30, 2005. Table 19 does not include payments, which may be required under employment and deferred compensation agreements. In addition, Table 19 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the six months ended June 30, 2005).

Table 19
Contractual Obligations
(dollars in thousands)

	Payments Due by Period
	Total	Remainder of 2005	2006 and 2007	2008 and 2009	After 2009
Time deposits	$3,476,672	$1,195,433	$1,080,104	$240,244	$ 960,891
Short-term borrowings	1,442,729	1,442,729	--	--	--
Long-term debt	2,888,850	5,168	16,579	282,900	2,584,203
Operating leases	155,331	8,028	28,099	23,735	95,469

Total contractual cash obligations	$7,963,582	$2,651,358	$1,124,782	$546,879	$3,640,563

        Net cash provided by operations and deposits from customers have been the primary sources of liquidity for TSFG. TSFG is focusing additional efforts aimed at acquiring new deposits through the Subsidiary Banks’ established branch network to enhance liquidity and reduce reliance on wholesale borrowing. Liquidity needs are a factor in developing the Subsidiary Banks’ deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

        The Subsidiary Banks currently have the ability to borrow from the FHLB and maintain short-term unsecured lines of credit from unrelated banks. FHLB advances, outstanding as of June 30, 2005, totaled $871.9 million. At June 30, 2005, the Subsidiary Banks had $2.2 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At June 30, 2005, the Subsidiary Banks had unused, unsecured short-term lines of credit from unrelated banks totaling $899.9 million (which may be canceled at the lender’s option).

        The Subsidiary Banks also use repurchase agreements as a source of funding. These borrowings are collateralized by investment securities and range in term from overnight to several years. Repurchase agreements with final maturities in excess of one year generally allow the lender to call the borrowing prior to its stated maturity at each interest payment date after a pre-set call “lock-out” period has expired.

        The Federal Reserve Bank also provides short-term funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At June 30, 2005, the Subsidiary Banks had qualifying collateral to secure advances up to $1.0 billion of which none was outstanding.

        At June 30, 2005, the parent company had three short-term lines of credit totaling $35.0 million. These lines of credit may be canceled at the lenders’ option and mature November 15, 2005 for $10.0 million, May 14, 2006 for $15.0 million, and June 30, 2006 for $10.0 million. There were no amounts outstanding under these lines of credit at June 30, 2005 or during the six months then ended.

        TSFG, principally through the Subsidiary Banks, enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at June 30, 2005, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

Recently Adopted Accounting Pronouncements

      Accounting for Certain Loans or Debt Securities Acquired in a Transfer

        Effective January 1, 2005, TSFG adopted Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carryover or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of a loan (including loans acquired in a business combination) with evidence of deterioration of credit quality since origination, for which it’s probable, at acquisition, that the investor will be unable to collect all contractually required payments. The initial adoption of this issue did not have an impact on the financial condition or results of operations of TSFG. An evaluation of the loans acquired from Pointe Financial during the second quarter 2005 revealed no loans that fall under the scope of SOP 03-3.

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

        Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. Equity-classified awards include the following:

•	Share-based awards with net-settlement features for minimum tax withholdings;
•	Awards that permit a cashless exercise using a broker unrelated to the employer; and
•	Awards containing a put feature that give employees the right to require the company to repurchase the shares at fair value, when the employee bears the risks and rewards normally associated with ownership for six months or longer.

        Effective April 21, 2005, the Securities and Exchange Commission (“SEC”) issued an amendment to Rule 4-01(a)(1) of Regulation S-X delaying the effective date for public entities that do not file as small business issuers to the first annual period beginning after June 15, 2005 instead of SFAS 123R’s original effective date, which was as of the beginning of the first interim reporting period beginning after June 15, 2005. TSFG plans to adopt this standard on January 1, 2006 and is evaluating the impact on TSFG’s 2006 results of operations.

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

      Accounting Changes and Error Corrections

        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.

        SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

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

Item 4. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

        TSFG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2005, of TSFG’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that TSFG’s disclosure controls and procedures, as of June 30, 2005, were effective to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by TSFG in such reports is accumulated and communicated to TSFG’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      Changes in Internal Controls over Financial Reporting

        TSFG assesses the adequacy of its internal control over financial reporting quarterly and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended June 30, 2005 or through the date of this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Note 8 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In connection with stock repurchases, TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, managements assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stock's underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended June 30, 2005.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1, 2005 to April 30, 2005	2,789	(1)	$29.75	--	1,289,502
May 1, 2005 to May 31, 2005	--		--	--	1,289,502
June 1, 2005 to June 30, 2005	--		--	--	1,289,502

Total	2,789		$29.75	--	1,289,502

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

(2)

In February of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. In April of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. Neither of these stock repurchase programs has an expiration date, and each respective program will expire upon completion of repurchases totaling the amount authorized to repurchase. At June 30, 2005, there are 289,502 shares remaining under the February 2003 authorization and 1 million shares under the April 2003 authorization.

        On April 4, 2005, we acquired the Koss Olinger group of companies, a wealth management group based in Gainesville, Florida.  In connection with this acquisition, we issued 56,398 shares of TSFG common stock valued at $1.5 million and paid $4.5 million cash. The Koss Olinger companies had six shareholders, all of whom received TSFG stock as partial consideration in connection with the acquisition. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.

        On June 6, 2005, we acquired Bowditch Insurance Corporation, an independent insurance agency based in Jacksonville, Florida.  In connection with this acquisition, we issued 87,339 shares of TSFG common stock valued at $2.4 million and paid $2.0 million cash. Bowditch Insurance Corporation had eight shareholders, all of whom received TSFG stock as partial consideration in connection with the acquisition. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.

        On April 15, 2005, we issued 2,200 shares to the former sole shareholder of Summit Title, LLC, a title insurance agency acquired by TSFG in 2004. These shares were issued in connection with earnout provisions in the acquisition documents. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.

Item 3.  Defaults upon Senior Securities

        None.

Item 4.  Submission of Matters to a Vote of Securities Holders

        Annual Meeting of Shareholders

        On April 19, 2005, TSFG held its 2005 Annual Meeting of Shareholders. The results of the 2005 Annual Meeting of Shareholders follow.

        Proposal #1 – Election of Directors

	Voting shares in favor		Withheld
	#	%	Authority
J.W. Davis	59,967,273	98.0%	1,214,177
Jon W. Pritchett	60,367,938	98.7%	813,512
Charles B. Schooler	59,392,163	97.1%	1,789,287
Edward J. Sebastian	55,990,287	91.5%	5,191,163
John C. B. Smith, Jr	56,178,549	91.8%	5,002,901
Mack I. Whittle, Jr	59,808,462	97.8%	1,372,988

William P. Brant, C. Claymon Grimes, Jr., William S. Hummers III, William R. Timmons III, David C. Wakefield III, M. Dexter Hagy, H. Earle Russell, Jr., William R. Timmons, Jr., and Samuel H. Vickers continued in their present terms as directors. On May 23, 2005, TSFG announced that its directors elected Darla Moore to the corporate board. Moore is a partner in Rainwater, Inc., one of the nation’s largest private investment firms.

        Proposal #2 – Ratification of Auditors

The shareholders approved the appointment of KPMG LLP as independent auditors of TSFG for fiscal year 2005 with 58,074,127 shares, or 95.5%, voting in favor, 2,759,871 shares voting against, and 347,452 shares abstaining.

Item 5.  Other Information

        None.

Item 6. Exhibits

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
Note for non-filed versions of this Form 10-Q
The above exhibits may be found on TSFG’s electronic filing of its June 30, 2005 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and are accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: August 9, 2005	/s/ William S. Hummers III
William S. Hummers III
Executive Vice President
(Principal Accounting and Chief Financial Officer)