Form 10-Q
period 2005-09-30
SOUTH FINANCIAL GROUP INC
filed 2005-11-14
CIK 797871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____ to____
Commission file number 0-15083
The South Financial Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

South Carolina (State of Incorporation)	57-0824914 (IRS Employer Identification No.)

102 South Main Street, Greenville, South Carolina (Address of Principal Executive Offices)	29601 (Zip Code)
(864) 255-7900
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the issuer’s $1.00 par value common stock as of November 10, 2005 was 74,657,428.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data) (Unaudited)

	September 30,		December 31,
	2005	2004	2004
		(Restated)	(Restated)
Assets
Cash and due from banks	$264,979	$210,125	$199,847
Interest-bearing bank balances	14,165	850	4,669
Securities
Trading	1,402	—	—
Available for sale	3,968,618	4,232,854	4,234,843
Held to maturity (market value $63,929, $77,302 and $76,552, respectively)	63,577	75,631	75,245

Total securities	4,033,597	4,308,485	4,310,088

Loans
Loans held for sale	59,135	21,933	21,302
Loans held for investment	9,293,031	7,984,824	8,107,757
Allowance for loan losses	(107,381)	(96,318)	(96,918)

Net loans	9,244,785	7,910,439	8,032,141

Premises and equipment, net	186,970	163,428	170,648
Accrued interest receivable	63,517	55,952	65,174
Goodwill	648,775	568,936	571,853
Other intangible assets	44,021	41,411	39,597
Other assets	445,243	397,492	404,188

	$14,946,052	$13,657,118	$13,798,205

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$1,508,370	$1,222,467	$1,237,877
Interest-bearing	7,617,649	6,590,443	6,433,067

Total deposits	9,126,019	7,812,910	7,670,944
Federal funds purchased and repurchase agreements	1,336,114	1,753,660	1,583,495
Other short-term borrowings	44,649	51,648	43,516
Long-term debt	2,751,268	2,543,532	2,972,270
Accrued interest payable	46,202	31,365	31,943
Other liabilities	137,353	85,783	102,577

Total liabilities	13,441,605	12,278,898	12,404,745

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 74,574,907, 70,894,247, and 71,252,346 shares, respectively	74,575	70,894	71,252
Surplus	1,148,311	1,048,649	1,056,185
Retained earnings	338,880	276,080	288,002
Guarantee of employee stock ownership plan debt and nonvested restricted stock	(3,192)	(3,881)	(3,483)
Common stock held in trust for deferred compensation	(1,396)	(901)	(901)
Deferred compensation payable in common stock	1,396	901	901
Accumulated other comprehensive loss, net of tax	(54,127)	(13,522)	(18,496)

Total shareholders’ equity	1,504,447	1,378,220	1,393,460

	$14,946,052	$13,657,118	$13,798,205

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Interest Income
Interest and fees on loans	$149,788	$103,398	$406,108	$261,763
Interest and dividends on securities:
Taxable	41,657	41,594	135,109	114,488
Exempt from federal income taxes	2,973	2,141	8,030	5,806

Total interest and dividends on securities	44,630	43,735	143,139	120,294
Interest on short-term investments	317	85	638	136

Total interest income	194,735	147,218	549,885	382,193

Interest Expense
Interest on deposits	52,333	34,353	137,883	87,918
Interest on short-term borrowings	12,813	5,180	34,907	10,562
Interest on long-term debt	26,000	15,601	72,972	44,996

Total interest expense	91,146	55,134	245,762	143,476

Net Interest Income	103,589	92,084	304,123	238,717
Provision for Loan Losses	8,853	9,440	29,759	24,158

Net interest income after provision for loan losses	94,736	82,644	274,364	214,559
Noninterest Income	16,428	48,266	80,170	105,795
Noninterest Expenses	81,035	69,858	227,080	181,595

Income before income taxes and discontinued operations	30,129	61,052	127,454	138,759
Income taxes	9,039	18,316	40,840	42,480

Income from continuing operations	21,090	42,736	86,614	96,279
Discontinued operations, net of income tax	—	(165)	(396)	(165)

Net Income	$21,090	$42,571	$86,218	$96,114

Average Common Shares Outstanding, Basic	74,273	68,636	72,921	62,471
Average Common Shares Outstanding, Diluted	75,415	70,343	74,294	64,020
Per Common Share, Basic
Income from continuing operations	$0.28	$0.62	$1.19	$1.54
Discontinued operations	—	—	(0.01)	—

Net income	$0.28	$0.62	$1.18	$1.54

Per Common Share, Diluted
Income from continuing operations	$0.28	$0.61	$1.17	$1.50
Discontinued operations	—	—	(0.01)	—

Net income	$0.28	$0.61	$1.16	$1.50

Dividends per common share	$0.16	$0.15	$0.48	$0.45

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes
In Shareholders’ Equity and Comprehensive Income (Loss)
(in thousands, except share and per share data) (Unaudited)

				Retained	Accumulated
	Shares of			Earnings	Other
	Common	Common		and	Comprehensive
	Stock	Stock	Surplus	Other*	Loss	Total
Balance, December 31, 2003	59,064,375	$59,064	$712,788	$214,184	$(6,167)	$979,869
Prior period adjustment	—	—	—	(6,591)	(979)	(7,570)

Balance, December 31, 2003 (restated)	59,064,375	59,064	712,788	207,593	(7,146)	972,299

Net income (restated)	—	—	—	96,114	—	96,114
Other comprehensive loss, net of income tax of $3,360 (restated)	—	—	—	—	(6,376)	(6,376)

Comprehensive income (restated)	—	—	—	—	—	89,738

Cash dividends declared ($0.45 per common share)	—	—	—	(30,121)	—	(30,121)
Common stock activity:
Acquisitions	10,752,972	10,753	318,689	241	—	329,683
Exercise of stock options, including income tax benefit of $4,154	777,285	777	11,817	—	—	12,594
Dividend reinvestment plan	90,186	90	2,359	—	—	2,449
Restricted stock plan	195,832	196	2,647	(1,814)	—	1,029
Employee stock purchase plan	6,991	7	181	—	—	188
Director compensation	6,618	7	183	—	—	190
Common stock purchased by trust for deferred compensation	—	—	—	(750)	—	(750)
Deferred compensation payable in common stock	—	—	—	750	—	750
Miscellaneous	(12)	—	(15)	186	—	171

Balance, September 30, 2004 (restated)	70,894,247	$70,894	$1,048,649	$272,199	$(13,522)	$1,378,220

Balance, December 31, 2004	71,252,346	$71,252	$1,056,185	$290,719	$(17,553)	$1,400,603
Prior period adjustment	—	—	—	(6,200)	(943)	(7,143)

Balance, December 31, 2004 (restated)	71,252,346	71,252	1,056,185	284,519	(18,496)	1,393,460

Net income	—	—	—	86,218	—	86,218
Other comprehensive loss, net of income tax of $20,781	—	—	—	—	(35,631)	(35,631)

Comprehensive income	—	—	—	—	—	50,587

Cash dividends declared ($0.48 per common share)	—	—	—	(35,340)	—	(35,340)
Common stock activity:
Acquisitions	2,339,878	2,340	75,011	241	—	77,592
Exercise of stock options, including income tax benefit of $3,937	785,222	785	12,733	—	—	13,518
Dividend reinvestment plan	97,480	98	2,551	—	—	2,649
Restricted stock plan	76,326	76	1,060	(131)	—	1,005
Employee stock purchase plan	13,047	13	339	—	—	352
Director compensation	10,608	11	309	—	—	320
Common stock purchased by trust for deferred compensation	—	—	—	(495)	—	(495)
Deferred compensation payable in common stock	—	—	—	495	—	495
Miscellaneous	—	—	123	181	—	304

Balance, September 30, 2005	74,574,907	$74,575	$1,148,311	$335,688	$(54,127)	$1,504,447

*	Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.
See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Cash Flows from Operating Activities
Net income	$86,218	$96,114
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	35,150	39,444
Provision for loan losses	29,759	24,158
Loss (gain) on sale of available for sale securities	2,301	(6,499)
Gain on equity investments	(2,615)	(3,456)
Loss (gain) on trading and certain derivative activities	10,897	(7,066)
Gain on disposition of assets and liabilities	—	(2,350)
Gain on sale of loans	(4,962)	(5,035)
Loss on disposition of premises and equipment	—	245
(Gain) loss on disposition of other real estate owned	(309)	969
Contribution to foundation	683	—
Conservation grant of land	—	3,350
Impairment loss (recovery) from write-down of assets	917	(277)
Impairment recovery from write-down of mortgage servicing rights	—	(136)
Loss on early extinguishment of debt	2,015	1,429
Trading account assets, net	(1,077)	549
Origination of loans held for sale	(398,305)	(440,780)
Sale of loans held for sale and principal repayments	364,886	463,233
Other assets, net	(32,142)	(9,684)
Other liabilities, net	54,918	(9,637)

Net cash provided by operating activities	148,334	144,571

Cash Flows from Investing Activities
Sale of securities available for sale	1,757,698	1,408,541
Maturity, redemption, call, or principal repayments of securities available for sale	847,622	1,168,378
Maturity, redemption, call, or principal repayments of securities held to maturity	11,505	14,797
Purchase of securities available for sale	(2,395,882)	(2,919,502)
Origination of loans held for investment, net of principal repayments	(911,564)	(838,421)
Sale of other real estate owned	6,241	8,427
Sale of premises and equipment	3,661	1,159
Sale of long-lived assets held for sale	—	908
Purchase of premises and equipment	(33,073)	(16,944)
Disposition of assets and liabilities, net	—	(991)
Cash equivalents acquired for branch acquisition	—	6,919
Cash equivalents acquired, net of payment for purchase acquisitions	77,320	241,731

Net cash used for investing activities	(636,472)	(924,998)

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Cash Flows from Financing Activities
Deposits, net	1,120,218	231,152
Federal funds purchased and repurchase agreements, net	(293,710)	799,486
Other short-term borrowings, net	397	(5,163)
Issuance of long-term debt	1,638,743	796,134
Payment of long-term debt	(1,879,255)	(998,045)
Prepayment penalty on early extinguishment of debt	(2,015)	(1,429)
Cash dividends paid on common stock	(34,818)	(28,413)
Other common stock activity	13,206	11,438

Net cash provided by financing activities	562,766	805,160

Net change in cash and cash equivalents	74,628	24,733
Cash and cash equivalents at beginning of year	204,516	186,242

Cash and cash equivalents at end of period	$279,144	$210,975

Supplemental Cash Flow Data
Interest paid	$220,764	$121,720
Income taxes paid	30,226	29,868
Significant non-cash investing and financing transactions:
Change in unrealized loss on available for sale securities	(58,310)	(9,737)
Loans transferred to other real estate owned	7,550	5,280
Security sales, redemptions and calls settled subsequent to period-end	51	—
Loans held for sale transferred to assets held for disposal	—	56,616
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	513,291	2,111,570
Fair value of common stock issued and stock options recognized	(77,592)	(329,683)
Basis of stock investment in acquiree, shares canceled effective with the acquisition closing date	—	(8,970)
Cash paid	(31,253)	(4)

Liabilities assumed	404,446	1,772,913

See notes to consolidated financial statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 1 — General
     The foregoing unaudited Consolidated Financial Statements and Notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the Notes to Consolidated Financial Statements included in TSFG’s Annual Report on Amendment No. 1 to Form 10-K for the year ended December 31, 2004 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements.
Nature of Operations
     TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, treasury services, mortgage, and wealth management (which consists of insurance, retail investment, benefits administration, and trust and investment management). It has two bank subsidiaries, Carolina First Bank, a South Carolina banking corporation headquartered in Greenville, South Carolina, and Mercantile Bank, a Florida banking corporation headquartered in Jacksonville, Florida. It also owns several non-bank subsidiaries. At September 30, 2005, TSFG operated through 79 branch offices in South Carolina, 67 branch offices in Florida, and 25 branch offices in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.
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
     TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles (“GAAP”). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity’s activities. TSFG consolidates voting interest entities in which it has at least majority of the voting interest. As defined in GAAP, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The following TSFG subsidiaries are VIEs for which TSFG is not the primary beneficiary: South Financial Capital Trust I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, MountainBank Capital Trust I, Florida Banks Capital Trust I, Florida Banks Capital Trust II, Florida Banks Statutory Trust I, Florida Banks Statutory Trust II, and Florida Banks Statutory Trust III. Accordingly, the accounts of these entities are not included in TSFG’s Consolidated Financial Statements.
Critical Accounting Policies
     TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practices within the banking industry. TSFG’s critical accounting policies relate to (1) the allowance for loan losses, (2) the initial assessment of hedge effectiveness of derivatives and other hedging instruments and the

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
ongoing monitoring, (3) the fair value of certain financial instruments (securities, derivatives, and privately held investments), (4) income taxes and (5) accounting for acquisitions, including the fair value determinations, the analysis of goodwill and other intangibles for impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities and stock-based and discretionary compensation. These critical accounting policies require the use of estimates, assumptions, and judgments which are based on information available as of the date of the Consolidated Financial Statements. Accordingly, as this information changes, the financial statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported.
     Allowance for Loan Losses: Management’s evaluation process to determine the adequacy of the allowance for loan losses combines four factors which involve the use of estimates, assumptions and judgments: historical loss experience derived from analytical models, current trends, economic conditions and reasonably foreseeable events. Since current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change and these estimates may not reflect actual losses. Management believes the allowance for loan losses is adequate and properly recorded in the financial statements.
     Hedging Activities: TSFG uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. TSFG believes that its methods for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. Further discussion regarding TSFG’s use of derivatives is included in Note 15, Derivative Financial Instruments.
     Fair Value of Certain Financial Instruments: Fair value is defined as the amount at which a financial instrument could be liquidated in a transaction between willing, unrelated parties in a normal business transaction. Fair value is based on quoted market prices for the same or similar instruments, adjusted for any differences in terms. If market values are not readily available, then the fair value is estimated. For example, when TSFG has an investment in a privately held company, TSFG’s management evaluates the fair value of these investments based on the investee’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. Modeling techniques, such as discounted cash flow analyses, which use assumptions for interest rates, credit losses, prepayments, and discount rates, are also used to estimate fair value if market values are not readily available for certain financial instruments.
     TSFG carries its securities available for sale and derivatives classified as cash flow hedges at fair value, and adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income, a separate component of shareholders’ equity. Instruments held for trading, including trading securities and derivative financial instruments used in trading activities, are carried at fair value, and adjustments for realized and unrealized gains or losses are included in earnings. Derivatives classified as fair value hedges are recorded at fair value. The net cash settlement for interest rate swaps that qualify for hedge accounting are included in net interest income while the changes in the fair value along with the gain or loss on the hedged asset or liability attributable to the hedge risk relating to any ineffectiveness are included in noninterest income. Derivatives which do not meet the requirements for hedge accounting are carried at fair value, and both the net cash settlement and the adjustments for realized and unrealized gains or losses are reflected in noninterest income. No fair value adjustment is allowed for the related hedged asset or liability in circumstances where the derivatives do not meet the requirements for hedge accounting.
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
     Income Taxes: The calculation of TSFG’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of TSFG’s evaluation and implementation of business strategies, consideration is given to the regulations and tax laws that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on TSFG’s overall tax position. Management believes the income tax provision is adequate and properly recorded in the financial statements.
     Accounting for Acquisitions and Goodwill Impairment: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” TSFG accounts for acquisitions using the purchase method of accounting. Under this method, TSFG records assets acquired and liabilities assumed at their fair value as of the date of purchase, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit-related considerations, among other acquisition-related items. The analysis of valuation allowances in the initial accounting of loans acquired pursuant to Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” also requires significant judgment and estimates. In addition, purchase acquisitions typically result in goodwill or other intangible assets. The determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. TSFG tests goodwill on an annual basis, or more frequently if events or circumstances indicate that there may have been impairment. The goodwill impairment test estimates the fair value of each reporting unit, through the use of a discounted cash flows model, and compares this fair value to the reporting unit’s carrying value. The goodwill impairment test requires management to make significant judgments in determining the assumptions used in the calculations, including projected cash flows, discount rates, time periods, and comparable market values. These tests, which TSFG has performed annually as of June 30th since 2002, use estimates such as projected cash flows, discount rates, time periods, and comparable market values in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.
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
     TSFG’s other intangible assets have an estimated finite useful life and are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. TSFG periodically reviews its other intangible assets to determine whether there have been any events or circumstances which indicate the recorded amount is not recoverable from projected undiscounted cash flows. If the projected undiscounted net operating cash

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the 2005 presentations. Such reclassifications had no effect on net income, total assets, total liabilities or shareholders’ equity.
Restatement
     On October 19, 2005, management and the Audit Committee of the Board of Directors of TSFG determined that TSFG must restate its previously issued financial statements for the first two quarters of 2005 and for the years ended December 31, 2004, 2003, and 2002 and restate financial information for the year ended December 31, 2001 and each of the quarters in 2003 and 2004, and that these previously issued financial statements should no longer be relied upon, as a result of accounting treatment for certain of its interest rate swaps associated with brokered certificates of deposits (“CDs”). On November 9, 2005, TSFG determined that it also did not qualify for the “short-cut” method of hedge accounting relating to its interest rate swaps associated with certain Federal Home Loan Bank (“FHLB”) advances and subordinated notes.
     Since 2001, TSFG has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs, FHLB advances and subordinated notes. Since inception of the hedging program, TSFG has applied the “short-cut” method of hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) to account for the interest rate swaps. Subsequent to June 30, 2005, TSFG determined that the hedging relationships did not qualify for the “short-cut” method. The interest rate swaps used to hedge brokered CDs were determined to be disqualified as fair value hedges under the “short-cut” method because the form of payment of the broker fee incurred to acquire the related CD was determined to have caused the swap not to have a zero value at inception. The interest rate swaps used to hedge FHLB advances were determined to be disqualified as fair value hedges under the “short-cut” method due to the presence of embedded options. The interest rate swaps used to hedge subordinated notes were determined to be disqualified as cash flow hedges under the “short-cut” method due to differences in reset dates between the interest rate swaps and subordinated notes and prepayment options in the subordinated notes. Although the impact of applying the alternative “long-haul” method of documentation using SFAS 133 and the results under the “short-cut” method are believed to result in no material difference in the hedge effectiveness of the majority of these swaps, and management believes these interest rate swaps have been effective as economic hedges, hedge accounting under SFAS 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge.
     TSFG is charged a fee in connection with its acquisition of brokered CDs. This fee is not paid for separately by TSFG to the CD broker, but rather is built in as part of the overall rate on the interest rate swap. In connection with the restatement, TSFG has determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. Gross fees on the brokered CDs since inception of the program in 2001 were $17.9 million, and the remaining unamortized prepaid broker fees at September 30, 2005 were $9.0 million.
     As a result, the financial statements for all affected periods through June 30, 2005 reflect a cumulative charge of approximately $4.0 million (net of income taxes) to account for the interest rate swaps referred to above as if hedge accounting was never applied for them. In addition, third quarter 2005 includes a charge of approximately $11.7 million (net of income taxes) to reflect the same treatment.
     Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case, brokered CDs and FHLB advances) as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered CDs and FHLB advances. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered CDs and FHLB advances to noninterest income. The impact of this reclassification reduced net interest income (and the net interest margin) in each of the periods and increased noninterest income.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in noninterest income (instead of accumulated other comprehensive income in shareholders’ equity). Additionally, the net settlement of interest payments related to the swap contracts were reclassified from net interest income to noninterest income.
     TSFG plans to refile its Annual Report on Form 10-K/A for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and June 30, 2005 to reflect the proper accounting treatment. A Form 8-K has been filed to reflect a summary of the changes to the balance sheet and income statement line items for the periods included in these reports.
     Effects of the restatement by line item follow for the periods presented in this Form 10-Q:

	Impact to Consolidated Balance Sheets
	(In thousands)(Unaudited)
	September 30,	September 30,		December 31,
	2005	2004		2004
		As		As
	As	Previously	As	Previously	As
	Reported	Reported	Restated	Reported	Restated
Other assets	$445,243	$391,823	$397,492	$395,797	$404,188
Total assets	14,946,052	13,651,449	13,657,118	13,789,814	13,798,205
Interest-bearing deposits	7,617,649	6,589,002	6,590,443	6,427,660	6,433,067
Total deposits	9,126,019	7,811,469	7,812,910	7,665,537	7,670,944
Long-term debt	2,751,268	2,534,850	2,543,532	2,962,143	2,972,270
Total liabilities	13,441,605	12,268,775	12,278,898	12,389,211	12,404,745
Retained earnings	338,880	279,852	276,080	294,202	288,002
Accumulated other comprehensive loss, net of tax	(54,127)	(12,840)	(13,522)	(17,553)	(18,496)
Total shareholders’ equity	1,504,447	1,382,674	1,378,220	1,400,603	1,393,460

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Impact to Consolidated Statements of Income
	(In thousands, except share data) (Unaudited)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005	2004
		As			As
	As	Previously	As	As	Previously	As
	Reported	Reported	Restated	Reported	Reported	Restated
Interest expense on deposits	$52,333	$27,345	$34,353	$137,883	$66,798	$87,918
Interest expense on long-term debt	26,000	14,935	15,601	72,972	42,670	44,996
Total interest expense	91,146	47,460	55,134	245,762	120,030	143,476
Net interest income	103,589	99,758	92,084	304,123	262,163	238,717
Net interest income after provision for loan losses	94,736	90,318	82,644	274,364	238,005	214,559
Noninterest income	16,428	24,083	48,266	80,170	79,366	105,795
Income before income taxes and discontinued operations	30,129	44,543	61,052	127,454	135,776	138,759
Income taxes	9,039	13,363	18,316	40,840	42,316	42,480
Income from continuing operations	21,090	31,180	42,736	86,614	93,460	96,279
Net income	21,090	31,015	42,571	86,218	93,295	96,114

Per common share, basic:
Income from continuing operations	$0.28	$0.45	$0.62	$1.19	$1.49	$1.54
Net income	0.28	0.45	0.62	1.18	1.49	1.54

Per common share, diluted:
Income from continuing operations	$0.28	$0.44	$0.61	$1.17	$1.46	$1.50
Net income	0.28	0.44	0.61	1.16	1.46	1.50

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Impact to Consolidated Statements of Changes
	In Shareholders’ Equity and Comprehensive Income (Loss)
	(In thousands) (Unaudited)
	September 30,	September 30, 2004
	2005	As
	As	Previously	As
	Reported	Reported	Restated
Total shareholders’ equity, January 1	$1,393,460	$979,869	$972,299
Net income	86,218	93,295	96,114
Other comprehensive loss, net of tax	(35,631)	(6,673)	(6,376)
Total shareholders’ equity, September 30	1,504,447	1,382,674	1,378,220

	Impact to Consolidated Statements of Cash Flows
	(In thousands) (Unaudited)
	Nine Months Ended September 30,
	2005	2004
		As
	As	Previously	As
	Reported	Reported	Restated
Cash Flows from Operating Activities:
Net income	$86,218	$93,295	$96,114
Loss (gain) on trading and derivatives	10,897	(2,133)	(7,066)
Change in other assets, net	(32,142)	(11,798)	(9,684)
Cash flows from operating activities	148,334	144,571	144,571
Stock-Based Compensation
          At September 30, 2005, TSFG had several stock-based employee compensation plans, which are described more fully in Note 29 to the Consolidated Financial Statements in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004. TSFG accounts for its option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In December 2004, the Financial Accounting Standards Board issued SFAS 123R, “Share-Based Payments”. The provisions of SFAS 123R were effective for all share-based awards granted, modified, repurchased or cancelled after July 1, 2005. However, on April 15, 2005, the SEC issued release number 33-8568 which delayed the effective date of SFAS 123R an additional six months, requiring that companies adopt the provisions of SFAS 123R for annual periods beginning after June 15, 2005. Under the fair value method required by SFAS 123R, fair value is measured on the date of grant using an option-pricing model with market assumptions. This amount is amortized on a pro-rated straight-line basis over the vesting period. TSFG uses the Black-Scholes option-pricing model to estimate the value of the options. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, estimated life, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Furthermore, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Since TSFG’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, existing models do not necessarily provide a reliable single measure of the fair value of TSFG’s stock options.
          The following table provides pro forma net income and earnings per share information, as if TSFG had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the periods presented. For purposes of the pro forma disclosures below, the calculated compensation expense for all options outstanding has been allocated over the respective vesting periods.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(dollars in thousands, except per share data)
Net Income
Net income, as reported	$21,090	$42,571	$86,218	$96,114
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	646	585	1,927	1,973

Pro forma net income	$20,444	$41,986	$84,291	$94,141

Basic Earnings Per Share
As reported	$0.28	$0.62	$1.18	$1.54
Pro forma	0.28	0.61	1.16	1.51

Diluted Earnings Per Share
As reported	$0.28	$0.61	$1.16	$1.50
Pro forma	0.27	0.60	1.13	1.47
          The following is a summary of TSFG’s weighted-average assumptions used to estimate the weighted-average per share grant-date fair value of options using the Black-Scholes option-pricing model:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected life (in years)	6.43	6.94	7.03	7.26
Expected volatility	34.08%	35.25%	34.44%	34.70%
Risk-free interest rate	4.20	3.84	4.10	3.79
Expected dividend yield	2.20	2.20	2.30	2.10
Weighted-average fair value of options granted during the period	$9.36	$9.43	$9.34	$9.71
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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Recently Issued Accounting Pronouncements
     Share-Based Payment
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance provided in SFAS 123 for share-based payment transactions with non-employees. Under SFAS 123R, classification of an award will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:
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
          Effective April 21, 2005, the Securities and Exchange Commission (“SEC”) issued an amendment to Rule 4-01(a)(1) of Regulation S-X delaying the effective date for public entities that do not file as small business issuers to the first annual period beginning after June 15, 2005 instead of SFAS 123R’s original effective date, which was as of the beginning of the first interim reporting period beginning after June 15, 2005. TSFG plans to adopt this standard on January 1, 2006. Management does not believe the results of the adoption of this standard will differ materially from the pro-forma disclosures in Note 1 — General.
     Accounting for Nonmonetary Transactions
          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005.
     Accounting Changes and Error Corrections
          In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
the application of a different accounting principle to previously issued financial statements as if that principle had always been used.
          SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.
     Meaning of Other-Than-Temporary Impairment
          In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this standard is not expected to have a significant impact on TSFG’s shareholders’ equity or results of operations.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 2 — Supplemental Financial Information to Consolidated Statements of Income
     The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Noninterest Income
Service charges on deposit accounts	$12,245	$9,950	$30,801	$26,781
Debit card income	1,770	1,103	4,937	2,892
Customer service fee income	1,097	683	3,048	2,155

Total customer fee income	15,112	11,736	38,786	31,828

Retail investment services	2,054	1,240	4,811	3,748
Insurance income	2,010	1,132	4,745	3,169
Trust and investment management income	1,268	824	3,507	2,781
Benefits administration fees	818	613	2,055	1,701

Total wealth management income	6,150	3,809	15,118	11,399

Change in fair value of interest rate swaps	(16,240)	16,924	(11,172)	4,933
Net cash settlement of interest rate swaps	2,377	7,259	10,648	21,496
Gain on trading and certain other derivative activities	403	1,150	275	2,133

Total (loss) gain on trading and derivative activities	(13,460)	25,333	(249)	28,562

Bank-owned life insurance income	2,835	2,869	8,355	8,617
Merchant processing income	2,864	2,528	7,615	6,972
Mortgage banking income	2,087	1,514	5,714	4,694
(Loss) gain on sale of available for sale securities	(1,032)	678	(2,301)	6,499
Gain (loss) on equity investments	254	(367)	2,615	3,456
Gain on disposition of assets and liabilities	—	—	—	2,350
Other	1,618	166	4,517	1,418

Total noninterest income	$16,428	$48,266	$80,170	$105,795

Noninterest Expenses
Salaries and wages	$31,494	$24,727	$83,551	$63,503
Employee benefits	8,529	7,431	25,976	21,380
Occupancy	7,387	5,841	20,309	16,098
Furniture and equipment	5,779	5,670	17,335	15,175
Professional services	6,125	3,779	15,696	10,261
Merchant processing expense	2,327	1,984	6,170	5,453
Telecommunications	1,533	1,237	4,243	3,488
Amortization of intangibles	2,337	1,839	6,283	4,229
Merger-related costs	981	5,487	3,480	6,239
Contribution to foundation	—	—	683	—
Impairment loss (recovery) from write-down of assets	—	—	917	(277)
Conservation grant of land	—	—	—	3,350
Loss on early extinguishment of debt	462	—	2,015	1,429
Other	14,081	11,863	40,422	31,267

Total noninterest expenses	$81,035	$69,858	$227,080	$181,595

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3 — Accumulated Other Comprehensive Income (Loss)
     The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Unrealized (Losses) Gains on Available for Sale Securities
Balance at beginning of period	$(27,029)	$(47,848)	$(18,496)	$(7,146)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	(45,698)	54,925	(57,996)	218
Income tax (expense) benefit	16,948	(20,410)	21,439	(147)
Less: Reclassification adjustment for losses (gains) included in net income	778	(311)	(314)	(9,955)
Income tax (benefit) expense	(290)	122	76	3,508

	(28,262)	34,326	(36,795)	(6,376)

Balance at end of period	(55,291)	(13,522)	(55,291)	(13,522)

Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	(33)	—	—	—
Other comprehensive income (loss):
Unrealized (loss) gain on change in fair values	1,950	—	1,898	—
Income tax benefit (expense)	(753)	—	(734)	—

	1,197	—	1,164	—

Balance at end of period	1,164	—	1,164	—

	$(54,127)	$(13,522)	$(54,127)	$(13,522)

Total other comprehensive income (loss)	$(27,065)	$34,326	$(35,631)	$(6,376)
Net income	21,090	42,571	86,218	96,114

Comprehensive income (loss)	$(5,975)	$76,897	$50,587	$89,738

Note 4 — Business Combinations
     TSFG acquired a bank in May 2005, a wealth management group of companies in April 2005, and an insurance company in June 2005, as more fully described below. The pro-forma impact of these purchases as though the business combination had been completed as of the beginning of the periods presented would not have a material effect on the results of operations as reported and has not been included. On November 1, 2005, TSFG acquired an insurance agency in Florida, for which it paid $5 million in cash.
Pointe Financial Corporation
     On May 6, 2005, TSFG acquired Pointe Financial Corporation (“Pointe”), a bank holding company headquartered in Boca Raton, Florida. Pointe operated through 10 branch offices in Dade, Broward, and Palm Beach counties. This acquisition builds on TSFG’s existing Florida franchise. In connection with this acquisition, Pointe’s banking subsidiary Pointe Bank was merged into Mercantile Bank. TSFG added approximately $312 million in loans and $329 million in deposits as a result of this acquisition.
     The aggregate purchase price for Pointe was $97.9 million, which consisted of 2,193,941 shares of TSFG common stock valued at $67.5 million, $24.5 million cash, and outstanding employee and director stock options valued at $5.9 million.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The Pointe purchase price and the amount of the purchase price allocated to goodwill and other intangible assets are presented below (in thousands).

May 6, 2005
Purchase price	$97,926
Fair value of net assets acquired, net of direct acquisition costs and deferred income taxes	23,345

Excess of purchase price over fair value of net assets acquired	74,581
Core deposit intangible	6,689

Goodwill	$67,892

     The core deposit intangible asset is being amortized over 10 years based on the estimated lives of the associated deposits. The core deposit intangible valuations and amortization periods are based on a historical study of the deposits acquired. All intangible assets were assigned to Mercantile Bank. The goodwill will not be amortized but will be tested at least annually for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The total amount of goodwill expected to be deductible for income tax purposes is $5.2 million.
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
Koss Olinger
     On April 4, 2005, TSFG acquired the Koss Olinger group of companies, a wealth management group based in Gainesville, Florida. TSFG issued 56,398 shares of common stock valued at $1.5 million and paid $4.7 million cash, acquired net tangible assets totaling $287,000, recorded a customer list intangible asset of $1.7 million, and recorded goodwill of $4.4 million. The customer list intangible is being amortized over its estimated useful life of 19 years based on the declining balance method. In addition, TSFG agreed to issue earn-out shares valued and payable on May 17, 2010, based on targeted earnings achievement. If issued, the earn-out shares would increase goodwill. TSFG intends to use Koss Olinger as an additional source of noninterest income.
Bowditch Insurance Corporation
     On June 6, 2005, TSFG acquired Bowditch Insurance Corporation (“Bowditch”), an independent insurance agency based in Jacksonville, Florida. TSFG issued 87,339 shares of TSFG common stock valued at $2.4 million and paid $2.0 million cash, acquired tangible assets totaling $648,000, assumed liabilities totaling $662,000, recorded a customer list intangible asset of $2.3 million, and recorded goodwill of $3.2 million. The customer list intangible is being amortized over its estimated useful life of 17 years based on the declining balance method. In addition, TSFG agreed to issue annual earn-outs, approximately 50% in cash and 50% in shares of common stock valued at the time of issuance for each of May 31, 2006, 2007, 2008 and 2009. These earn-out payments are based on targeted earnings achievement and, if paid, would increase goodwill. TSFG intends to use Bowditch as an additional source of noninterest income.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5 — Gross Unrealized Losses on Investment Securities
     The fair value and related gross unrealized losses on investment securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at September 30, 2005, were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
Debt Securities:
U.S. Treasury	$40,477	$974	$129,014	$3,955	$169,491	$4,929
U.S. Government agencies	507,185	4,484	219,880	5,857	727,065	10,341
Mortgage-backed securities	1,441,470	40,504	985,239	28,258	2,426,709	68,762
State and municipals	201,132	2,201	107,447	2,567	308,579	4,768
Corporate bonds	68,208	1,145	22,081	525	90,289	1,670
Equity Securities:
Federal Home Loan Mortgage
Corporation preferred stock	11,215	775	—	—	11,215	775
Equity investments	1,040	86	—	—	1,040	86

	$2,270,727	$50,169	$1,463,661	$41,162	$3,734,388	$91,331

Securities Held to Maturity
State and municipals	$11,404	$134	$14,669	$269	$26,073	$403

     At September 30, 2005, TSFG had 1,276 individual investments that were in an unrealized loss position. The unrealized losses on investments summarized above, except for equity investments, were attributable to increases in interest rates, rather than credit quality. Nearly all of these securities are rated AAA; therefore, credit risk is minimal. TSFG believes it has the ability to hold its debt securities until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.
     TSFG’s investments in Federal Home Loan Mortgage Corporation preferred stock (“perpetual preferred stock”) have no contractual maturity. Therefore the ability to hold these securities by itself does not provide evidence that a decline in market value is temporary. At September 30, 2005, TSFG’s unrealized losses in its perpetual preferred stock investments are not considered impaired on an other-than-temporary basis. TSFG will continue to consider whether it has the ability and intent to hold these investments until a market price recovery and whether evidence indicating the cost of these investments is recoverable outweighs evidence to the contrary. As the forecasted market price recovery period lengthens, the uncertainties inherent in the estimate increase, impacting the reliability of that estimate. To be included in assessment of recoverability, market price recoveries must reasonably be expected to occur within an acceptable forecast period. Ultimately, a lack of objective evidence to support recovery of these securities’ cost over a reasonable period of time could result in an other-than-temporary impairment charge.
     At September 30, 2005, TSFG’s unrealized losses in its equity investments are not considered impaired on an other-than-temporary basis due to the lack of severity and duration of the impairments.
     At September 30, 2005, TSFG had $71.8 million of investments in member bank stocks (primarily Federal Home Loan Bank Stock) included in available for sale securities at cost, which approximates fair value. These investments are required to be held as a part of the banks operations. TSFG also invests in privately held, nonmarketable securities totaling $3.9 million in available for sale securities and $8.9 million in other assets. At September 30, 2005, equity method investments totaling $9.4 million were included in other assets. These investments do not have readily identifiable fair market values.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6 — Goodwill
     The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) at and for the nine months ended September 30, 2005:

	Carolina	Mercantile
	First Bank	Bank	Other	Total
Balance, December 31, 2004	$206,401	$362,215	$3,237	$571,853
Purchase accounting adjustments	321	76,601	—	76,922

Balance, September 30, 2005	$206,722	$438,816	$3,237	$648,775

The majority of the current period purchase accounting adjustments relate to the current acquisitions described in “Note 4 – Business Combinations”. In addition, estimated fair values of the assets acquired and the liabilities assumed at the purchase date are subject to adjustment within one year of the acquisition as additional fair value information becomes available.
Note 7 — Other Intangible Assets
     Other intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	September 30,		December 31,
	2005	2004	2004
Core deposit intangible	$58,895	$52,206	$52,206
Less accumulated amortization	(23,388)	(16,979)	(18,463)

	35,507	35,227	33,743

Non-compete agreement intangible	5,672	5,672	5,672
Less accumulated amortization	(2,098)	(809)	(1,099)

	3,574	4,863	4,573

Customer list intangible	5,613	1,595	1,595
Less accumulated amortization	(673)	(274)	(314)

	4,940	1,321	1,281

	$44,021	$41,411	$39,597

     The following presents the details for amortization expense of intangible assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Core deposit intangible	$1,804	$1,471	$4,925	$3,596
Non-compete agreement intangible	342	328	999	514
Customer list intangible	191	40	359	119

Total amortization expense of intangible assets	$2,337	$1,839	$6,283	$4,229

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     The estimated future amortization expense for intangible assets (in thousands) for the years ended December 31 is as follows:

		Non-
	Core	Compete	Customer
	Deposit	Agreement	List
	Intangible	Intangible	Intangible	Total
2005	$6,681	$1,315	$552	$8,548
2006	6,361	1,314	722	8,397
2007	5,663	1,206	660	7,529
2008	4,684	527	583	5,794
2009	3,830	209	519	4,558
Aggregate total for all years thereafter	13,213	2	2,263	15,478

	$40,432	$4,573	$5,299	$50,304

Note 8 — Commitments and Contingent Liabilities
Legal Proceedings
     TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with legal counsel, any reasonably foreseeable outcome of such current litigation would not materially affect TSFG’s consolidated financial position or results of operations.
Recourse Reserve
     As part of its acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. The associated recourse obligation requires the repurchase of loans at par plus accrued interest and ancillary charges from the buyer, upon the occurrence of certain events, such as the breach of warranties made with regard to the loans at the time of sale. At September 30, 2005, the estimated recourse reserve liability, included in other liabilities, totaled $6.2 million. TSFG will continue to evaluate the reserve level and may make adjustments as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.
Loan Commitments
     TSFG is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial letters of credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.
     TSFG’s exposure to credit loss is represented by the contractual amount of these instruments. TSFG uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
     Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. TSFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by TSFG upon extension of credit, is based on TSFG’s credit evaluation of the borrower.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     Commercial letters of credit and standby letters of credit are conditional commitments issued by TSFG to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. TSFG generally holds collateral supporting those commitments if deemed necessary. A summary of the contractual amounts of TSFG’s financial instruments relating to extension of credit with off-balance-sheet risk follows:

	Outstanding Commitments
	(in thousands)
	September 30, 2005	December 31, 2004
Commitment on loans	$2,637,854	$2,145,325
Commercial and standby letters of credit	174,360	135,178
Unused credit card lines	18,858	17,550
Documentary letters of credit	1,226	2,412

Total	$2,832,298	$2,300,465

Other Commitments
     Certain acquisition agreements related to the insurance agencies include contingent consideration provisions. These provisions are generally based upon future revenue or earnings goals for a period of typically three to five years. At September 30, 2005, the maximum potential amount of future undiscounted payments TSFG could be required to make under outstanding contingent payment provisions is approximately $1.9 million in cash and $5.2 million in TSFG’s common stock.
     TSFG is subject to review and examination from various tax authorities. TSFG is currently undergoing several examinations by the Internal Revenue Service. It has not received any notification of proposed adjustments related to taxes due for prior years. Management does not expect any material adverse impact to arise as a result of the examinations.
     TSFG and its subsidiary banks are subject to regulation by the Board of Governors of the Federal Reserve System. The subsidiary banks are also subject to regulation by the South Carolina and Florida State Banking Departments. Various federal and state laws and regulations affect the manner in which the Company operates including minimum capital requirements, limitations on loans and transactions with affiliates and management, and prohibitions on certain tie-in arrangements in connection with an extension of credit. TSFG is also regularly reviewed with respect to its compliance with various consumer protection laws and regulations.
     The USA Patriot Act, which is designed to address potential terrorist threats, requires the Company to establish an anti-money laundering program, including customer identification programs, and establish due diligence requirements with respect to its private banking operations. The Bank Secrecy Act requires the filing of currency transaction reports and suspicious activity reports with appropriate governmental authorities identifying possible criminal activity conducted through depository institutions.
     If TSFG fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and in certain circumstances criminal penalties.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 9 — Share Information
     The following is a summary of the basic and diluted average common shares outstanding and earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerators
Income from continuing operations	$21,090	$42,736	$86,614	$96,279
Discontinued operations, net of income tax	—	(165)	(396)	(165)

Net income	$21,090	$42,571	$86,218	$96,114

Basic
Average common shares outstanding (denominator)	74,272,867	68,635,847	72,921,265	62,470,768

Earnings per share:
Income from continuing operations	$0.28	$0.62	$1.19	$1.54
Discontinued operations	—	—	(0.01)	—

Net income	$0.28	$0.62	$1.18	$1.54

Diluted
Average common shares outstanding	74,272,867	68,635,847	72,921,265	62,470,768
Average dilutive potential common shares	1,141,999	1,707,075	1,373,162	1,549,121

Average diluted shares outstanding (denominator)	75,414,866	70,342,922	74,294,427	64,019,889

Earnings per share:
Income from continuing operations	$0.28	$0.61	$1.17	$1.50
Discontinued operations	—	—	(0.01)	—

Net income	$0.28	$0.61	$1.16	$1.50

     The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

	Number	Range of
	of Shares	Exercise Prices
For the Three Months Ended
September 30, 2005	532,702	$28.80 to $31.96
September 30, 2004	171,525	$28.30 to $31.26

For the Nine Months Ended
September 30, 2005	504,202	$29.06 to $31.96
September 30, 2004	111,573	$28.80 to $31.26
Note 10 — Disposition of Assets and Liabilities
     In March 2005, TSFG sold the former Beacon Manufacturing Company facility in Swannanoa, North Carolina to an independent third party. This facility was acquired as part of its acquisition of MountainBank Financial Corporation (“MBFC”). MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. In accordance with the sale contract, TSFG has no future obligations for environmental remediation costs related to this matter. During the first quarter of 2005, in connection with this sale of other real estate owned (with a book value included in other assets of $300,000), TSFG received cash of $200,000, recorded a loan held

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
for investment of $800,000, and recognized a gain on sale of other real estate owned (included in other noninterest income) of $700,000.
Note 11 — Merger-related and Direct Acquisition Costs
     In connection with acquisitions, TSFG recorded pre-tax merger-related costs, included in noninterest expenses, and direct acquisition costs, included in goodwill. The merger-related and direct acquisition costs were recorded as incurred. The following summarizes these charges (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Merger-Related Costs
Compensation-related expenses	$2	$1,334	$606	$1,819
System conversion costs	260	1,327	882	1,350
Travel	52	892	488	897
Advertising	425	233	425	198
Other	242	1,701	1,079	1,975

	$981	$5,487	$3,480	$6,239

Direct Acquisition Costs
Investment banking and professional fees	$236	$4,947	$2,672	$5,097
Contract and lease terminations	140	7,299	1,152	7,617
Severance	29	951	312	915

	$405	$13,197	$4,136	$13,629

     At September 30, 2005, the accruals of merger-related costs and direct acquisition costs totaled $35,000 and $197,000, respectively and were included in other liabilities.
Note 12 — Early Extinguishment of Debt
     During the three and nine months ended September 30, 2005, TSFG recognized a loss on the early extinguishment of debt of $462,000 and $2.0 million, respectively. These losses reflect the costs to terminate certain structured repurchase agreement borrowings totaling $743.9 million. The terminated borrowings had variable interest rates that were scheduled to convert to pre-established fixed rates after the expiration of an initial “lock-out” period. At the time of termination, the interest rates on these repurchase agreements ranged from 2.12% to 3.21%. The losses were offset by a gain for the first quarter 2005 related to prepayment discounts on Federal Home Loan Bank advances totaling $345.0 million with fixed interest rates ranging from 1.84% to 3.57%. In March 2004, TSFG recognized a loss of $1.4 million on the early extinguishment of debt related to prepayment penalties for repurchase agreement borrowings totaling $185.0 million with variable interest rates that could have changed to fixed at periods ranging from 6 months to 18 months. The fixed rates on these repurchase agreements ranged from 1.54% to 2.99%.
Note 13 — Discontinued Operations
     As part of its bank acquisition process, TSFG evaluates whether the products and services offered by the acquired institution provide the proper balance of profitability and risk. Based on this assessment of Florida Banks, TSFG decided in the third quarter 2004 to discontinue the wholesale mortgage operations, which was substantially completed in the first quarter 2005. Since these assets and liabilities were recorded at their net realizable value at the acquisition date, the disposal did not result in a gain or loss for financial reporting purposes. For the nine months ending September 30, 2005, the pre-tax loss related to the wholesale mortgage operations totaled $612,000 and the after-tax loss of $396,000 was recognized as discontinued operations in the consolidated statement of income.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 14 — Business Segments
     TSFG has two principal operating subsidiaries, Carolina First Bank and Mercantile Bank, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest and gains/losses on investment securities, customer fee income, mortgage banking income, wealth management income, merchant processing income, and bank-owned life insurance. No single customer accounts for a significant amount of the revenues of either reportable segment.
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

	Carolina	Mercantile		Eliminating
	First Bank	Bank	Other	Entries	Total
Three Months Ended September 30, 2005
Net interest income	$63,694	$42,689	$(2,794)	$—	$103,589
Provision for loan losses	6,595	2,268	(10)	—	8,853
Noninterest income	9,296	5,323	24,875	(23,066)	16,428
Noninterest expenses	45,661	30,751	27,689	(23,066)	81,035
Merger-related costs (a)	—	981	—	—	981
Amortization of intangibles (a)	807	1,494	36	—	2,337
Income tax expense	7,007	4,977	(2,945)	—	9,039
Discontinued operations, net of income tax	—	—	—	—	—
Net income	13,727	10,016	(2,653)	—	21,090

Nine Months Ended September 30, 2005
Net interest income	$190,216	$121,573	$(7,666)	$—	$304,123
Provision for loan losses	24,005	5,775	(21)	—	29,759
Noninterest income	49,840	23,805	72,923	(66,398)	80,170
Noninterest expenses	133,181	84,816	75,481	(66,398)	227,080
Merger-related costs (a)	—	3,480	—	—	3,480
Amortization of intangibles (a)	2,428	3,746	109	—	6,283
Income tax expense	27,284	18,082	(4,526)	—	40,840
Discontinued operations, net of income tax	—	(396)	—	—	(396)
Net income	55,586	36,309	(5,677)	—	86,218

September 30, 2005
Total assets	$9,460,845	$5,746,042	$1,727,995	$(1,988,830)	$14,946,052
Total loans	5,630,471	3,811,687	98	(90,090)	9,352,166
Total deposits	5,531,450	3,656,087	—	(61,518)	9,126,019

(a) Included in noninterest expenses.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	(Restated)
	Carolina	Mercantile		Eliminating
	First Bank	Bank	Other	Entries	Total
Three Months Ended September 30, 2004
Net interest income	$61,065	$33,202	$(2,183)	$—	$92,084
Provision for loan losses	8,574	874	(8)	—	9,440
Noninterest income	36,641	13,373	16,846	(18,594)	48,266
Noninterest expenses	41,407	24,480	22,565	(18,594)	69,858
Merger-related costs (a)	1	5,409	77	—	5,487
Amortization of intangibles (a)	810	993	36	—	1,839
Income tax expense	14,341	6,367	(2,392)	—	18,316
Discontinued operations, net of income tax	—	(165)	—	—	(165)
Net income	33,384	14,689	(5,502)	—	42,571

Nine Months Ended September 30, 2004
Net interest income	$176,254	$66,939	$(4,476)	$—	$238,717
Provision for loan losses	19,817	4,319	22	—	24,158
Noninterest income	78,188	23,219	55,697	(51,309)	105,795
Noninterest expenses	122,216	48,806	61,882	(51,309)	181,595
Merger-related costs (a)	766	5,396	77	—	6,239
Amortization of intangibles (a)	2,416	1,634	179	—	4,229
Income tax expense	34,390	11,294	(3,204)	—	42,480
Discontinued operations, net of income tax	—	(165)	—	—	(165)
Net income	78,019	25,574	(7,479)	—	96,114

September 30, 2004
Total assets	$9,153,877	$4,836,271	$1,622,785	$(1,955,815)	$13,657,118
Total loans	4,929,374	3,167,361	1,297	(91,275)	8,006,757
Total deposits	4,751,931	3,105,176	—	(44,197)	7,812,910

(a)	Included in noninterest expenses.
Note 15 — Derivative Financial Instruments
     TSFG uses derivative instruments to manage the risk of earnings fluctuations caused by interest rate volatility. The effect of interest rate movements on hedged assets or liabilities will generally be offset by the derivative instrument where hedge accounting is permitted. Derivatives used for interest rate risk management include various interest rate swaps, options and futures contracts. Options and futures contracts typically have indices that relate to the pricing of specific on-balance sheet instruments and forecasted transactions and may be more speculative in nature. TSFG uses fair value hedges to hedge fixed rate deposits and borrowings and uses cash flow hedges to hedge interest rate risk associated with variable rate borrowings.
     TSFG also offers programs that permit its customers to hedge various risks, including fluctuations in interest rates and foreign exchange rates. Through these programs, derivative contracts are executed between the customers and TSFG. Offsetting contracts are executed between TSFG and selected counterparties to minimize the risk of changes in interest rates or foreign exchange rates. The counterparty contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to TSFG as compensation for administrative costs, credit risk and profit.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
     A summary of the outstanding derivatives contracts is shown in the table below (in thousands).

	September 30, 2005			December 31, 2004 (Restated)
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$2,249	$—	$283,000	$—	$—	$—
Interest rate swaps associated with lending activities	—	351	150,000	—	—	—
Fair Value Hedges
Interest rate swaps associated with borrowing activities	—	—	—	—	—	—
Interest rate swaps associated with deposit taking activities	719	8,845	99,526	364	5,737	154,721

Other Derivatives
Future contracts	—	—	—	6	—	20,000
Options, interest rate swaps and other	8,260	41,493	1,516,979	13,071	32,606	1,371,974

	$11,228	$50,689	$2,049,505	$13,441	$38,343	$1,546,695

     In October 2005, TSFG redesignated its interest rate swaps relating to its brokered CDs utilizing the “long-haul” method of documentation. Accordingly, these swaps will be classified as fair value hedges for future periods. On November 10, 2005, TSFG terminated its interest rate swaps associated with FHLB advances and subordinated notes for which it was not receiving hedge accounting treatment. TSFG entered into new interest rate swaps associated with subordinated notes at par to correct the differences in terms and designated these as cash flow hedges utilizing the “long-haul” method of documentation. TSFG no longer has any hedged items designated under the “short-cut” method.
Note 16 — Management Opinion
     The Consolidated Financial Statements in this report are unaudited, and the Consolidated Balance Sheet at December 31, 2004 is derived from TSFG’s Consolidated Audited Financial Statements. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     On October 19, 2005, management and the Audit Committee of the Board of Directors of TSFG determined that TSFG must restate its previously issued financial statements for the first two quarters of 2005 and for the years ended December 31, 2004, 2003, and 2002 and restate financial information for the year ended December 31, 2001 and each of the quarters in 2003 and 2004, and that these previously issued financial statements should no longer be relied upon, as a result of accounting treatment for certain of its interest rate swaps associated with brokered certificates of deposits (“CDs”). On November 9, 2005, TSFG determined that it also did not qualify for the “short-cut” method of hedge accounting relating to its interest rate swaps associated with certain Federal Home Loan Bank (“FHLB”) advances and subordinated notes.
     Since 2001, TSFG has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs, FHLB advances and subordinated notes. Since inception of the hedging program, TSFG has applied the “short-cut” method of hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) to account for the interest rate swaps. Subsequent to June 30, 2005, TSFG determined that the hedging relationships did not qualify for the “short-cut” method. The interest rate swaps used to hedge brokered CDs were determined to be disqualified as fair value hedges under the “short-cut” method because the form of payment of the broker fee incurred to acquire the related CD was determined to have caused the swap not to have a zero value at inception. The interest rate swaps used to hedge FHLB advances were determined to be disqualified as fair value hedges under the “short-cut” method due to the presence of embedded options. The interest rate swaps used to hedge subordinated notes were determined to be disqualified as cash flow hedges under the “short-cut” method due to differences in reset dates between the interest rate swaps and subordinated notes and prepayment options in the subordinated notes. Although the impact of applying the alternative “long-haul” method of documentation using SFAS 133 and the results under the “short-cut” method are believed to result in no material difference in the hedge effectiveness of the majority of these swaps, and management believes these interest rate swaps have been effective as economic hedges, hedge accounting under SFAS 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge.
     TSFG is charged a fee in connection with its acquisition of brokered CDs. This fee is not paid for separately by TSFG to the CD broker, but rather is built in as part of the overall rate on the interest rate swap. In connection with the restatement, TSFG has determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. If the brokered CD is called prior to maturity, the remaining unamortized broker fee is expensed at that time. This change results in a reduction to the net interest margin and has the potential to add more volatility to the net interest margin in future periods. Gross fees on the brokered CDs since inception of the program in 2001 were $17.9 million, and the remaining unamortized prepaid broker fees at September 30, 2005 were $9.0 million.
     As a result, the financial statements for all affected periods through June 30, 2005 reflect a cumulative charge of approximately $4.0 million (net of income taxes) to account for the interest rate swaps referred to above as if hedge accounting was never applied for them. In addition, third quarter 2005 includes a charge of approximately $11.7 million (net of income taxes) to reflect the same treatment.
     Fair value hedge accounting allows a company to record the change in fair value of the hedged item (in this case, brokered CDs and FHLB advances) as an adjustment to income as an offset to the fair value adjustment on the related interest rate swap. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that have been made to the brokered CDs and FHLB advances. Additionally, the net cash settlement payments received during each of the above periods for these interest rate swaps were reclassified from interest expense on brokered CDs and FHLB advances to noninterest income. The impact of this reclassification reduced net interest income (and the net interest margin) in each of the periods and increased noninterest income.
     Cash flow hedge accounting allows a company to record the net settlement of interest payments related to the swap contracts in net interest income and the changes in fair value on the related interest rate swaps in shareholders’ equity as part of accumulated other comprehensive income. Eliminating the application of cash flow hedge accounting causes the changes in fair value of the related interest rate swaps to be included in noninterest income (instead of accumulated other comprehensive income in shareholders’ equity). Additionally, the net settlement of interest payments related to the swap contracts were reclassified from net interest income to noninterest income.

     In October 2005, TSFG redesignated its interest rate swaps relating to its brokered CDs utilizing the “long-haul” method of documentation. Accordingly, these swaps will be classified as fair value hedges for future periods. On November 10, 2005, TSFG terminated its interest rate swaps associated with FHLB advances and subordinated notes for which it was not receiving hedge accounting treatment. TSFG entered into new interest rate swaps associated with subordinated notes at par to correct the differences in terms and designated these as cash flow hedges utilizing the “long-haul” method of documentation. TSFG no longer has any hedged items designated under the “short-cut” method.
     TSFG plans to refile its Annual Report on Form 10-K/A for the year ended December 31, 2004 and its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2005 and June 30, 2005 to reflect the proper accounting treatment. A Form 8-K has been filed to reflect a summary of the changes to the balance sheet and income statement line items for the periods included in these reports.
     The effect of the restatement on earnings for affected periods is shown in the following table (in thousands):

	Impact of Restatement on Income before Taxes			Impact of Restatement on Net Income
		Pre-Tax	% of Pre-Tax			% of Net
	Impact	Income	Income	After Tax	Net Income	Income
	to Income	before	before	Impact to	before	before
	before taxes	Restatement	Restatement	Net Income	Restatement	Restatement
Q1-01	$515	$13,195	3.90%	$330	$8,632	3.82%
Q2-01	(716)	15,193	(4.71)	(472)	9,644	(4.89)
Q3-01	2,181	17,631	12.37	1,396	11,000	12.69
Q4-01	(1,532)	19,377	(7.91)	(1,045)	12,616	(8.28)

2001	448	65,396	0.69	209	41,892	0.50

Q1-02	(527)	21,940	(2.40)	(358)	13,107	(2.73)
Q2-02	2,835	23,983	11.82	1,903	15,339	12.41
Q3-02	4,301	22,746	18.91	2,986	14,776	20.21
Q4-02	205	24,117	0.85	144	15,936	0.90

2002	6,814	92,786	7.34	4,675	59,158	7.90

Q1-03	(1,731)	30,967	(5.59)	(1,178)	20,045	(5.88)
Q2-03	(397)	34,852	(1.14)	(270)	22,699	(1.19)
Q3-03	(8,121)	34,018	(23.87)	(5,685)	23,893	(23.79)
Q4-03	(6,203)	40,493	(15.32)	(4,342)	28,421	(15.28)

2003	(16,452)	140,330	(11.72)	(11,475)	95,058	(12.07)

Q1-04	9,814	46,311	21.19	6,843	32,293	21.19
Q2-04	(23,340)	44,922	(51.96)	(15,580)	29,987	(51.96)
Q3-04	16,509	44,543	37.06	11,556	31,015	37.26
Q4-04	(3,760)	40,488	(9.29)	(2,428)	25,822	(9.40)

2004	(777)	176,264	(0.44)	391	119,117	0.33

Q1-05	(18,124)	52,172	(34.74)	(12,143)	34,559	(35.14)
Q2-05	21,243	42,034	50.54	14,339	28,373	50.54

2005	3,119	94,206	3.31	2,196	62,932	3.49

Cumulative Impact to prior periods	$(6,848)	$568,982	(1.20)%	$(4,004)	$378,157	(1.06)%

     The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the Consolidated Financial Statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2004. Results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.
     TSFG primarily operates through two wholly-owned subsidiary banks, Carolina First Bank and Mercantile Bank, which are collectively referred to as the “Subsidiary Banks.”
Website Availability of Reports Filed with the Securities and Exchange Commission
     All of TSFG’s electronic filings with the Securities and Exchange Commission (“SEC”), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.
Forward-Looking Statements
     This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. These factors include, but are not limited to, the following:
•	risks from changes in economic, monetary policy, and industry conditions;

•	changes in interest rates, deposit rates, the net interest margin, and funding sources;

•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;

•	risks inherent in making loans, including repayment risks and value of collateral;

•	loan growth, the adequacy of the allowance for loan losses, provision for loan losses, and the assessment of problem loans (including loans acquired via acquisition);

•	level, composition, and repricing characteristics of the securities portfolio;

•	deposit growth, change in the mix or type of deposit products;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	continued availability of senior management;

•	technological changes;

•	ability to increase market share;

•	income and expense projections;

•	risks associated with income taxes, including the potential for adverse adjustments;

•	acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;

•	changes in accounting policies and practices;

•	changes in the evaluation of the effectiveness of our hedging strategies;

•	changes in regulatory actions, including the potential for adverse adjustments;

•	changes, costs, and effects of litigation, and environmental remediation; and

•	recently-enacted or proposed legislation.
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
Overview
     TSFG, founded in 1986, is a financial holding company that operates primarily in fast-growing banking markets in the Southeast. TSFG had $14.9 billion in total assets with 171 branch offices in South Carolina, Florida, and North Carolina at September 30, 2005. TSFG operates primarily through two subsidiary banks:
•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, operates in South Carolina, North Carolina, and on the Internet under the brand name, Bank CaroLine; and

•	Mercantile Bank operates in Florida.
     As of September 30, 2005, approximately 40% of TSFG’s total deposits less brokered CDs (“total customer deposits”) were in Florida, 12% were in North Carolina, and 48% were in South Carolina.
     TSFG uses a super-community bank strategy serving small and middle market businesses and retail consumers by offering a broad range of financial products and services, including banking, treasury services, mortgage, and wealth management (which consists of insurance, retail investment, benefits administration, and trust and investment management).
     TSFG has pursued a strategy of growth through internal expansion and the acquisition of financial institutions and branch locations in selected market areas. In addition, TSFG has expanded through non-bank acquisitions of insurance and wealth management agencies. TSFG seeks to expand selectively in fast-growing markets in the Southeast, concentrating its growth in metropolitan statistical areas (“MSAs”). TSFG believes this market position enhances TSFG’s opportunities to grow loans and customer deposits and provide noninterest income products and services. TSFG will continue to consider acquisitions that meet its acquisition criteria of strategic franchise enhancement, accretion to cash operating earnings per share within 12 months, and consistency with performance goals.
     For the first nine months of 2005, net income totaled $86.2 million, compared with $96.1 million for the same period of 2004. Net income was impacted by the change in the fair value of interest rate swaps (“swaps”), as discussed more fully below.
     Since 2001, TSFG has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs, FHLB advances and subordinated notes and believes these swaps have been effective as economic hedges. Changes in the fair value of swaps reduced income before taxes by $11.2 million for the first nine months of 2005 and increased income before taxes by $4.9 million for the first nine months of 2004. The impact relating to these swaps resulted from management’s recent determination that these swaps did not qualify for the “short-cut” method of hedge accounting under SFAS 133. (See Notes 1 and 15 in Notes to Consolidated Financial Statements.) In October 2005, TSFG redesignated its interest rate swaps relating to its brokered CDs utilizing the “long-haul” method of documentation. Accordingly, these swaps will be classified as fair value hedges for future periods. On November 10, 2005, TSFG terminated its interest rate swaps associated with FHLB advances for which it was not receiving hedge accounting treatment. A loss of $2.7 million was recorded in the fourth quarter 2005 upon termination of these interest rate swaps. On November 10, 2005, TSFG also terminated its existing interest rate swaps associated with subordinated notes and entered into new swaps at par to correct the differences in terms. TSFG recorded a gain of

$398,000 in the fourth quarter 2005 in connection with the termination of these swaps. The new interest rate swaps associated with subordinated notes were designated as cash flow hedges utilizing the “long-haul” method of documentation. TSFG no longer has any hedged items designated under the “short-cut” method.
     Net income per diluted share totaled $1.16 and $1.50 for the first nine months of 2005 and 2004, respectively. For the same period, average diluted shares outstanding increased 16.0%, principally as a result of the acquisitions of Pointe Financial Corporation (“Pointe”), CNB Florida Bancshares, Inc. (“CNB Florida), and Florida Banks, Inc. (“Florida Banks”). Double-digit annualized growth in customer deposits and loans, an improving balance sheet mix, stronger credit quality measures, higher growth from fee-based businesses, a declining net interest margin (before reclassification of the net cash settlement on the swaps), and higher noninterest expenses drove the results during the first nine months of 2005.
     For the first nine months of 2005, net interest income, TSFG’s primary source of revenue, accounted for 79.1% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income for the first nine months of 2005 increased 27.4% over the corresponding period in 2004, primarily from a 24.6% growth in average earning assets. Strong organic loan growth and growth from acquisitions contributed to the increase in average earning assets.
     Noninterest income totaled $80.2 million and $105.8 million for the first nine months of 2005 and 2004, respectively. This decrease reflects significant fluctuations in gains and losses on trading and derivative activities, which was a $249,000 net loss for the first nine months of 2005 compared to a net gain of $28.6 million for the first nine months of 2004. Also, gains on available for sale securities and equity investments declined to a net $0.3 million for the first nine months of 2005 from $10.0 million for the first nine months of 2004. TSFG benefited from strong growth from many of its fee-based businesses, which were enhanced by the acquisitions. Growth in customer fee income, wealth management income, and mortgage banking income totaled 21.9%, 32.6%, and 21.7%, respectively, for the first nine months of 2005, compared with the same period for 2004.
     For the first nine months of 2005, noninterest expenses totaled $227.1 million, up from $181.6 million in the corresponding period for 2004. Noninterest expenses include merger-related costs, loss on early extinguishment of debt, and other items, which vary from period to period. Excluding these items, noninterest expense levels increased largely from the six acquisitions completed during 2004 and 2005 (see “Acquisitions”) and growth and investment in fee-based businesses. Personnel expense, the largest component, accounted for 48.2% of total noninterest expenses and resulted from incentives related to fee-based businesses, the addition of management talent, and incentive compensation accruals. Other contributing factors to the higher noninterest expenses included higher professional fees, and occupancy costs.
     TSFG’s loan growth continued during the first nine months of 2005. Loans held for investment at September 30, 2005 increased 19.5% annualized for the first nine months of 2005. Excluding net acquired loans held for investment, annualized organic loan growth for the first nine months of 2005 totaled 14.4% (based on period-end balances). Growth in loans was concentrated in commercial loans.
     TSFG is making strides to enhance its funding through customer deposit growth. For the first nine months of 2005, customer deposit growth exceeded loan growth by $131 million. Total customer deposits at September 30, 2005 increased 27.3% annualized for the first nine months of 2005. Excluding acquired customer deposits, annualized organic customer deposit growth for the first nine months of 2005 totaled 20.5%. In addition, noninterest-bearing deposits increased at an annualized rate of 29.2% for the first nine months of 2005, which includes the impact of the Pointe acquisition. Organic noninterest-bearing deposits, which exclude acquired customer noninterest-bearing deposits, increased at an annualized rate of 16.9% for the first nine months of 2005. Certificates of deposit remained the fastest-growing category, reflecting a greater demand for these products.
     During the second quarter 2005, TSFG began repositioning its balance sheet, by reducing investment securities and wholesale borrowings. TSFG’s securities-to-total assets ratio declined to 27.0% at September 30, 2005 from 31.5% at September 30, 2004. Equally important, TSFG lowered its reliance on wholesale borrowings. Strong customer deposit growth, combined with the lower levels of investment securities, led to lower wholesale borrowing levels. The wholesale borrowings-to-total assets ratio (which includes brokered CDs in wholesale borrowings) improved to 36.7% at September 30, 2005 from 40.5% at September 30, 2004. In the third quarter 2005, the repositioning had a noticeable impact on TSFG’s average earning assets, both level and mix.

     At September 30, 2005, nonperforming assets as a percentage of loans held for investment and foreclosed property improved to 0.49%, compared with 0.61% at June 30, 2005 and 0.83% at September 30, 2004. Net loan charge-offs as a percentage of average loans held for investment totaled 0.35% for the first nine months of 2005, compared with 0.44% for the first nine of 2004. Loan portfolio credit quality can significantly impact earnings. TSFG’s provision for loan losses increased to $29.8 million for the nine months ended September 30, 2005 from $24.2 million for the nine months ended September 30, 2004, primarily as a result of the increased provision associated with strong loan growth.
     TSFG’s tangible equity to tangible asset ratio totaled 5.69% at September 30, 2005, compared with 5.89% a year earlier. The change was primarily from a higher net unrealized loss on available for sale securities.
Critical Accounting Policies and Estimates
     TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the initial assessment of hedge effectiveness of derivatives and other hedging instruments and the ongoing monitoring, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities and stock-based and discretionary compensation. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported.
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
Hedging Activities
     TSFG uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of the hedge accounting policy requires judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. TSFG believes that its methods for addressing these judgmental areas are in accordance with generally accepted accounting principles in the United States. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements. See “Derivative Financial Instruments” for additional information regarding derivatives.
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
     TSFG carries its securities available for sale and derivatives classified as cash flow hedges at fair value, and adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income, a separate component of shareholders’ equity. Instruments held for trading, including trading securities and derivative financial instruments used in trading activities, are carried at fair value, and adjustments for realized and unrealized gains or losses are included in earnings. Derivatives classified as fair value hedges are recorded at fair value. The net cash settlement for interest rate swaps that qualify for hedge accounting are included in net interest income while the changes in the fair value along with the gain or loss on the hedged asset or liability attributable to the hedge risk relating to any ineffectiveness are included in noninterest income. Derivatives which do not meet the requirements for hedge accounting are carried at fair value, and both the net cash settlement and the adjustments for realized and unrealized gains or losses are reflected in noninterest income. No fair value adjustment is allowed for the related hedged asset or liability in circumstances where the derivatives do not meet the requirements for hedge accounting.
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
Accounting for Acquisitions and Goodwill Impairment
     TSFG has grown its operations, in part, through bank and non-bank acquisitions. Since 2000, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” TSFG has used the purchase method of accounting to account for acquisitions. Under this method, TSFG is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit-related considerations, among other acquisition-related items. The analysis of valuation allowances in the initial accounting of loans acquired pursuant to Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” also requires significant judgment and estimates. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to annual impairment tests, or more often, if events or circumstances indicate that there may be impairment. These tests, which TSFG has performed annually as of June 30th since 2002, use estimates such as projected cash flows, discount rates, time periods, and comparable market values in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.
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
     TSFG’s other intangible assets have an estimated finite useful life and are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. TSFG periodically reviews its other intangible assets to determine whether there have been any events or circumstances which indicate the recorded amount is not recoverable from projected undiscounted cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced.
Derivative Financial Instruments
     Derivative financial instruments used by TSFG include interest rate swaps, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and provide risk-management products to customers. Upon initiation of a derivative contract, the instrument is either designated as “held for hedging” or “trading” purposes. The designation as to “held for hedging” or “trading” is based upon the purpose for entering into the derivative contract and whether or not hedge accounting is allowable under GAAP.
Customer Hedging Programs
     TSFG offers programs that permit its customers to hedge various risks, including fluctuations in interest rates and foreign exchange rates. Through these programs, derivative contracts are executed between the customers and

TSFG. Offsetting contracts are executed between TSFG and selected third parties to hedge the risk created through the customer contracts. The third party contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to TSFG as compensation for administrative costs, credit risk and profit. As a result, the changes in fair value of the customer contracts will generally be offset by the change in fair value of the related third-party contracts. These customer contracts generally take the form of interest rate swaps to hedge fixed rate loans made by TSFG to the customer and foreign exchange forward contracts to manage currency risk associated with non-dollar denominated transactions.
          All derivative contracts associated with these programs are carried at fair value and are not considered hedges under SFAS 133. At September 30, 2005, the fair value of derivative contracts reported as assets under these programs totaled $353,000. This included interest rate contracts with fair values of $213,000 and foreign exchange contracts with fair values of $140,000. See Note 15 – “Derivative Financial Instruments” to the Consolidated Financial Statements for disclosure of the aggregate fair values of related derivative contracts. The maximum net exposure to any single customer or counterparty totaled $91,000.
     Fair Value Hedges
          TSFG enters into receive-fixed interest rate swaps to hedge certain fixed rate Federal Home Loan Bank borrowings. The interest rate swaps are intended to be fair value hedges of the benchmark interest rate risk inherent in these liabilities. As a result of not having the proper hedge documentation in place upon inception of the hedging relationship for four of these interest rate swaps, TSFG was not able to apply hedge accounting under SFAS 133 in prior periods for certain of these derivatives. As a result, the related derivative instrument’s gain or loss has been included in noninterest income in derivative gains or losses, with no offsetting fair value adjustment for the hedged item. The fair value adjustment recorded for the interest rate swaps for the three months ended September 30, 2005 and 2004 was a loss of $3.1 million and a gain of $4.5 million, respectively. The fair value adjustment recorded for the nine months ended September 30, 2005 and 2004 was a loss of $3.1 million and a gain of $160,000, respectively. TSFG paid net cash settlements on its FHLB advances of $0.3 million for the three months ended September 30, 2005 and received net cash settlements on its FHLB advances of $0.6 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, TSFG paid net cash settlements of $0.3 million and received net cash settlements of $2.2 million for the nine months ended September 30, 2004 related to these interest rate swaps. As a result of the restatement to eliminate hedge accounting treatment on the FHLB advances, these net cash settlements on the interest rate swaps have been reclassified from interest expense to derivatives gains and losses included in noninterest income. These interest rate swaps were terminated in November 2005. A loss of $2.7 million was recorded in the fourth quarter 2005 upon termination of these interest rate swaps. See Note 15 – “Derivative Financial Instruments” to the Consolidated Financial Statements for disclosure of the aggregate fair values of related derivative contracts.
          TSFG has entered into interest rate swaps relating to certain indexed CD products, including equity-linked CDs and inflation-indexed CDs. These interest rate swaps were designated as fair value hedges using the “long-haul” method of documentation.
          TSFG also enters into interest rate swaps to effectively convert its fixed rate brokered CDs to floating rates. The interest rate swaps are structured such that the notional amount, termination date, fixed rate and other relevant terms match those of the brokered CD it is hedging. As a result of not having the proper hedge documentation in place upon inception of the hedging relationship, TSFG was not able to apply hedge accounting under SFAS 133 in prior periods. As a result, the derivative instrument’s gain or loss has been included in noninterest income in derivative gains or losses, with no offsetting fair value adjustment for the hedged item. These interest rate swaps have been redesignated using the “long-haul” method of documentation and are expected to qualify as fair value hedges beginning in October 2005. The fair value adjustment recorded for the interest rate swaps for the three months ended September 30, 2005 and 2004 was a loss of $13.8 million and a gain of $13.9 million, respectively. The fair value adjustment recorded for the nine months ended September 30, 2005 and 2004 was a loss of $9.3 million and a gain of $5.3 million, respectively. TSFG received net cash settlements on its brokered CD swaps of $2.6 million and $6.6 million for the three months ended September 30, 2005 and 2004, respectively, and received net cash settlements of $10.9 million and $19.2 million for the nine months ended September 30, 2005 and 2004, respectively, related to these interest rate swaps. As a result of the restatement to eliminate hedge accounting treatment on the brokered CDs, these net cash settlements have been reclassified from interest expense to derivatives gains and losses included in noninterest income. Amortization of the prepaid fees on the brokered CDs included in interest expense was $0.4 million in both the three months ended September 30, 2005 and 2004. Amortization of the prepaid fees on the brokered CDs included in interest expense was

$2.3 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively. TSFG no longer has any hedged items designated under the “short-cut” method. See Note 15 – “Derivative Financial Instruments” to the Consolidated Financial Statements for disclosure of the aggregate fair values of related derivative contracts.
     Cash Flow Hedges
          TSFG uses interest rate swaps to hedge the repricing characteristics of certain floating rate assets and liabilities. All components of each derivative instrument’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. The initial assessment of expected hedge effectiveness and the ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. TSFG entered into pay-fixed interest rate swaps to convert a portion of its variable rate structured repurchase agreement and long term debt portfolio (FHLB advances and subordinated notes associated with trust preferred securities) to fixed rates in 2005 and 2004. The critical terms of the interest rate swaps receiving hedge accounting treatment match the terms of the corresponding variable rate debt. In addition, during the third quarter 2005, TSFG entered into receive-fixed interest rate swaps to hedge the forecasted interest income from prime-based commercial loans through 2008 and expects to enter into additional interest rate swaps on its prime-based commercial loans. There were no significant cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or nine months ended September 30, 2005 and 2004. For the interest rate swaps relating to the subordinated notes, TSFG was not able to apply hedge accounting under SFAS 133 in prior periods as a result of determining that these swaps did not qualify for the “short-cut” method of documentation. As a result, the derivative instrument’s gain or loss has been included in noninterest income in derivative gains or losses. The fair value adjustment recorded for these interest rate swaps for the three months ended September 30, 2005 and 2004 was a gain of $0.7 million and a loss of $1.5 million, respectively. The fair value adjustment recorded for the nine months ended September 30, 2005 and 2004 was a gain of $1.3 million and a loss of $0.6 million, respectively. TSFG received net cash settlements on the interest rate swaps relating to its subordinated notes of $128,000 and $59,000 for the three months ended September 30, 2005 and 2004, respectively, and received net cash settlements of $31,000 and $128,000 for the nine months ended September 30, 2005 and 2004, respectively, related to these interest rate swaps. As a result of the restatement to eliminate hedge accounting treatment on the subordinated notes, these net cash settlements have been reclassified from interest expense to derivatives gains and losses included in noninterest income. These interest rate swaps were terminated in November 2005 and new swaps were entered into at par to correct the differences in terms. TSFG recorded a gain of $398,000 in the fourth quarter 2005 in connection with the termination of these swaps. The new interest rate swaps associated with subordinated notes were designated as cash flow hedges utilizing the “long-haul” method of documentation. TSFG no longer has any hedged items designated under the “short-cut” method. See Note 15 – “Derivative Financial Instruments” to the Consolidated Financial Statements for disclosure of the aggregate fair values of related derivative contracts.
     Held for Trading
          From time to time, TSFG enters into derivative financial contracts that are not designed to hedge specific transactions or identified assets or liabilities, but are rather part of the Company’s overall risk management strategy. Such contracts include interest rate futures and option contracts on certain US agency debt securities. The futures contracts are exchange-traded, while the option contracts are over-the-counter instruments with money center and super-regional financial institution counterparties. These contracts are marked to market through earnings each period and are generally short-term in nature. At September 30, 2005 there were no such contracts outstanding. For the nine months ended September 30, 2005, TSFG recognized a gain of $275,000 relating to these activities, compared to a gain of $2.1 million for the nine months ended September 30, 2004.
     Mortgage Loan Commitments and Forward Sales Commitments
          As part of its mortgage lending activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. The fair value of these commitments was not significant at September 30, 2005. During the third quarter 2005, TSFG expanded its strategy to include selling mortgage loans on a pooled basis in addition to individual loan sales. As a result, the amount of time between origination date and sale date has increased, which has increased the amount of interest rate risk associated with these loans.
          The Company enters into forward sales commitments of closed mortgage loans to third parties at a specified price. The forward sales commitments are entered into to hedge the fair value of the underlying mortgage loan pool. The change in the value of the forward sales commitments is recognized through current period earnings. The loans are accounted for on the basis of the lower of cost or market guidelines. Fair value hedging gains or losses related to the forward sales commitments were immaterial for the three and nine months ended September 30, 2005.
     Credit Risk of Derivative Financial Instruments
          Entering into derivative financial contracts creates credit risk for potential amounts contractually due to TSFG from the derivative counterparties. Credit risk is generally measured as the net replacement cost to TSFG in the event that a counterparty to a contract in a gain position to TSFG completely fails to perform under the terms of the contract. Credit risk related to existing bank customers (in the case of “loan swaps” and foreign exchange contracts) is monitored through existing credit policies and procedures. The effects of changes in interest rates or foreign exchange rates are evaluated across a range of possible options to limit the maximum exposures to individual customers. Customer loan swaps are generally cross-collateralized with the related loan. In addition, customers may also be required to provide margin collateral to further limit TSFG’s credit risk.
          Counterparty credit risk with other derivative counterparties (generally money-center and super-regional financial institutions) is evaluated through existing policies and procedures. This evaluation considers the total relationship between TSFG and each of the counterparties. Individual limits are established by management and approved by the credit department. Margin collateral in the form of cash or marketable securities is required if the exposure between TSFG and any counterparty exceeds established limits. Based on declines in the counterparties’ credit rating, these limits are reduced and additional margin collateral is required.
          A deterioration of the credit standing of one or more of the counterparties to these contracts may result in the related hedging relationships being deemed ineffective or in TSFG not achieving its desired economic hedging outcome. This could occur if the credit standing of the counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the counterparty’s ability to provide margin collateral was impaired.
Acquisitions
          The following table summarizes TSFG’s acquisitions completed during the nine months ended September 30, 2005 and during 2004. All of the transactions were accounted for using the purchase method of accounting. TSFG’s Consolidated Financial Statements include the results of the acquired company’s operations since the acquisition date.

Table 1
Summary of Completed Acquisitions
(dollars in thousands)

						Purchase	Identifiable
	Acquisition	Total		Shares		Price Paid	Intangible
	Date	Assets		Issued		in Cash	Assets		Goodwill
Bank Acquisitions
Pointe
Boca Raton, Florida	5/6/05	$432,550	(1)	2,193,941		$24,495	$6,689	(2)	$67,892	(2)

CNB Florida
Lake City, Florida	7/16/04	839,148	(1)	5,312,974		—	11,312	(2)	117,367	(2)

Florida Banks
Jacksonville, Florida	7/16/04	1,023,290	(1)	5,418,890		—	5,982	(2)	138,735	(2)

Insurance Agency/Other Acquisitions
Koss Olinger
Gainesville, Florida	4/4/05	287	(1)	56,398	(3)	4,718	1,742	(2)	4,388	(2)

Bowditch Insurance Corporation
Jacksonville, Florida	6/6/05	713	(1)	87,339	(4)	2,040	2,276	(2)	3,228	(2)

Summit Title, LLC
Hendersonville, North Carolina	4/12/04	86	(1)	10,571	(5)	—	55	(2)	211	(2)

(1)	Book value at the acquisition date.

(2)	Carrying amount (identifiable intangible assets are not reported net of accumulated amortization) at September 30, 2005.

(3)	In addition, TSFG agreed to issue earn-out shares on May 17, 2010 based on earnings achievement. The base earn-out shares would have a total value of $3 million for achievement of the minimum performance target, with potential additional earn-out shares based on achievement of higher performance levels.

(4)	In addition, TSFG agreed to issue annual earn-out shares for each of May 31, 2006, 2007, 2008, and 2009, based on targeted earnings achievement. The shares would have a maximum total value of approximately $1.9 million.

(5)	In addition, TSFG agreed to issue annual earn-out shares, valued at the time of issuance at $66,906, for each of April 12, 2006, 2007, and 2008, based on revenue retention and targeted earnings achievement.
          On October 31, 2002, TSFG acquired substantially all of the assets and deposits of Rock Hill Bank & Trust (“Rock Hill Bank”), which was a wholly-owned subsidiary of RHBT Financial Corporation. Under the asset sale agreement, Rock Hill Bank received shares of TSFG common stock and the right to receive a cash “Loss Recovery Earnout” and an “Insurance Earn-out”. The Loss Recovery Earnout is essentially equal to 30% of the net improvement in the aggregate charge-offs and reserves in a specified loan pool calculated as of December 31, 2005, and payable within 60 days following December 31, 2005. The Insurance Earn-out is based on 50% of the net amounts recovered on or before December 31, 2007 under RHBT’s blanket bond insurance policy with respect to such loans, payable within ten business days following the end of any calendar quarter in which an Insurance Recovery is received. As of September 30, 2005, TSFG had incurred no obligation under the “Loss Recovery Earnout”. In 2003, TSFG paid $1.3 million relating to the Insurance Earn-out. In the first nine months of 2005, TSFG was paid an additional $225,000 under RHBT’s blanket bond insurance policy, half of which was paid to RHBT, after netting out approximately $55,000 in expenses. No further payments are expected under either the Loss Recovery Earnout or the Insurance Earn-out.
          As part of its acquisition strategy, TSFG considers acquisitions in targeted Southeastern markets that meet its acquisition criteria. Table 2 summarizes the geographic focus for TSFG’s bank acquisitions completed during the first nine months of 2005 and during 2004.

Table 2
Summary of Bank Acquisitions — Geographic Markets

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
     Loans
          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At September 30, 2005, outstanding loans totaled $9.4 billion, which equaled 102.5% of total deposits and 62.6% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At September 30, 2005, approximately 6% of the portfolio was unsecured.
          Loans held for investment increased $1.3 billion, or 16.4%, to $9.3 billion at September 30, 2005 from $8.0 billion at September 30, 2004. This increase included $311.6 million in net acquired loans held for investment from the acquisition of Pointe. Excluding net acquired loans held for investment of $311.6 million, organic loan growth for the period from September 30, 2004 to September 30, 2005 was 12.5% (based on period-end balances). Organic loan growth was concentrated primarily in commercial loans. For the nine month period ended September 30, 2005, TSFG’s total growth in loans held for investment was 19.5% annualized, while its organic loan growth during that period was 14.4% annualized.
          TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale increased $37.2 million to $59.1 million at September 30, 2005 from $21.9 million at September 30, 2004, primarily related to higher mortgage originations.

          Table 3 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.
Table 3
Loan Portfolio Composition
(dollars in thousands)

	September 30,		December 31,
	2005	2004	2004
Commercial, financial and agricultural	$1,902,483	$1,531,101	$1,584,198
Real estate — construction (1)	1,328,658	981,188	1,007,061
Real estate — residential mortgages (1-4 family)	1,457,711	1,288,299	1,278,310
Commercial secured by real estate (1)	3,447,238	3,077,947	3,109,242
Consumer	1,156,941	1,106,289	1,128,946

Loans held for investment	9,293,031	7,984,824	8,107,757
Loans held for sale	59,135	21,933	21,302

Total loans	9,352,166	8,006,757	8,129,059
Allowance for loan losses	(107,381)	(96,318)	(96,918)

Total net loans	$9,244,785	$7,910,439	$8,032,141

Percentage of Loans Held for Investment
Commercial, financial and agricultural	20.5%	19.2%	19.5%
Real estate — construction (1)	14.3	12.3	12.4
Real estate — residential mortgages (1-4 family)	15.7	16.1	15.8
Commercial secured by real estate (1)	37.1	38.5	38.4
Consumer	12.4	13.9	13.9

Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

          Table 4 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 3, which stratifies the portfolio by collateral type and borrower type.
Table 4
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)

	September 30,		December 31,
	2005	2004	2004
Commercial Loans
Commercial and industrial	$2,373,454	$2,047,973	$2,077,646
Owner-occupied real estate (1)	821,426	881,546	825,582
Commercial real estate	3,803,047	3,150,075	3,246,729

	6,997,927	6,079,594	6,149,957

Consumer Loans
Indirect-sales finance	891,127	758,622	790,372
Direct retail	549,061	460,459	466,484
Home equity	570,921	519,601	535,988

	2,011,109	1,738,682	1,792,844

Mortgage Loans	283,995	166,548	164,956

Total loans held for investment	$9,293,031	$7,984,824	$8,107,757

Percentage of Loans Held for Investment
Commercial and industrial	25.5%	25.6%	25.6%
Owner-occupied real estate (1)	8.8	11.0	10.3
Commercial real estate	40.9	39.5	40.0
Consumer	21.7	21.8	22.1
Mortgage	3.1	2.1	2.0

Total	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.
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
          Indirect-sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two years up to six years.

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
          Mortgage loans are loans to individuals, secured by first mortgages on single-family residences, to finance the acquisition of those residences. TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy.
          The portfolio’s most significant concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. By product type, commercial construction and development loans represent the largest component of commercial real estate loans, and represent 34.9% of the total commercial real estate loans at September 30, 2005, up from 29.7% at December 31, 2004. The risk attributable to the concentration in commercial real estate loans is managed by focusing our lending on markets we are familiar with and on borrowers who have proven track records and who we believe possess the financial means to weather adverse market conditions. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.
          In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio. However, its concentration in the southeast, and in particular, its presence along the coastlines of Florida and South Carolina, present some risk of weather-related occurrences, which could adversely impact TSFG. TSFG manages this risk through utilizing economic market specific data in connection with its underwriting process. Additionally, approximately 19% of TSFG’s commercial real estate loans are located in western North Carolina. Table 5 sorts the commercial real estate portfolio by geography and property type.

Table 5
Commercial Real Estate Loans
(dollars in thousands)

	September 30, 2005		December 31, 2004
		% of		% of
	Balance	Total	Balance	Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$718,478	18.9%	$545,533	16.8%
Tampa Bay Florida	430,452	11.3	330,130	10.2
North Coastal South Carolina (Myrtle Beach)	381,362	10.0	376,494	11.6
Upstate South Carolina (Greenville)	373,195	9.8	358,693	11.0
Midlands South Carolina (Columbia)	339,787	9.0	291,139	9.0
Northeast Florida (Jacksonville)	299,324	7.9	244,989	7.5
Central Florida (Orlando)	267,772	7.1	245,398	7.6
South Coastal South Carolina (Charleston)	255,573	6.7	264,178	8.1
South Florida (Ft. Lauderdale)	217,907	5.7	102,969	3.2
Alachua Florida (Gainesville)	160,500	4.2	151,233	4.7
Greater South Charlotte South Carolina (Rock Hill)	116,089	3.1	110,965	3.4
North Central Florida	123,162	3.2	105,409	3.2
Marion, Florida	119,446	3.1	91,349	2.8
Other (1)	—	—	28,250	0.9

Total commercial real estate loans	$3,803,047	100.0%	$3,246,729	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$1,328,717	34.9%	$965,838	29.7%
Mixed use	411,393	10.8	313,612	9.7
1-4 family residential investment property	325,136	8.5	328,558	10.1
Retail	283,893	7.5	266,584	8.2
Undeveloped land	262,976	6.9	301,165	9.3
Residential construction	242,876	6.4	152,988	4.7
Hotel/motel	215,291	5.7	242,525	7.5
Multi-family residential	188,017	4.9	171,929	5.3
Other (1)	544,748	14.4	503,530	15.5

Total commercial real estate loans	$3,803,047	100.0%	$3,246,729	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.

Note: At September 30, 2005 and December 31, 2004, the average loan size for commercial real estate loans totaled $411,000 and $370,000, respectively.
          Portfolio risk is also managed by maintaining a house lending limit at a level significantly lower than the legal lending limit of both Carolina First Bank and Mercantile Bank, and by requiring Board of Director approval to exceed it. This house lending limit was recently increased to $35 million, up from $25 million in the previous quarter. At September 30, 2005, six credit relationships totaling $188.5 million were in excess of $25 million, two at Mercantile Bank and four at Carolina First Bank. The 20 largest credit relationships had an aggregate outstanding principal balance of $292.0 million, or 3.1% of total loans held for investment, at September 30, 2005, down from 3.7% at September 30, 2004.
          TSFG participates in “shared national credits” (multi-bank credit facilities of $20 million or more), primarily to borrowers who are headquartered or conduct business in or near our markets. At September 30, 2005, the loan portfolio included commitments totaling $609.2 million in shared national credits. Outstanding borrowings under these commitments totaled $221.9 million. None of these credits were classified in the most recent report on shared national credits prepared by the regulatory agencies.

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
Table 6
Credit Quality Indicators
(dollars in thousands)

	September 30,				December 31,
	2005		2004		2004
Loans held for investment	$9,293,031		$7,984,824		$8,107,757
Allowance for loan losses	107,381		96,318		96,918

Nonaccrual loans — commercial (1)	27,480		51,881		38,015
Nonaccrual loans — consumer	2,929		2,239		2,312

Nonaccrual loans — mortgage (2)	3,299		3,594		4,755
Restructured loans still accruing interest	—		—		—

Total nonperforming loans	33,708		57,714		45,082
Foreclosed property (other real estate owned and personal property repossessions)	11,839		8,859		10,894

Total nonperforming assets	$45,547		$66,573		$55,976

Loans past due 90 days or more (mortgage and consumer with interest accruing) (2)	$1,598		$2,374		$3,764

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	0.49%		0.83%		0.69%

Allowance for loan losses to nonperforming loans	3.19	x	1.67	x	2.15	x

(1)	At September 30, 2005 and December 31, 2004, nonaccrual loans – commercial included $1.9 million and $4.7 million, respectively, in restructured loans.

(2)	Effective September 30, 2004, TSFG began placing residential mortgage loans in nonaccrual status when they become 150 days delinquent. Previously, these loans were not placed in nonaccrual status (unless impairment was evident), but any associated accrued interest was reserved.
          TSFG’s nonperforming assets as a percentage of loans held for investment and foreclosed property at September 30, 2005 improved from September 30, 2004 and December 31, 2004, partially due to the resolution of certain identified problem loans purchased from Rock Hill Bank (the “Rock Hill Workout Loans”) in October 2002. A substantial majority of the Rock Hill Workout Loans are resolved so TSFG’s credit quality measures are approaching more normalized levels. At September 30, 2005, the Rock Hill Workout Loans totaled $9.1 million, with nonperforming assets of $3.8 million and an allowance for loan losses of $1.3 million.
          Net loan charge-offs as a percentage of average loans held for investment totaled 0.35% for the first nine months of 2005, compared with 0.44% for the first nine months of 2004.

          Table 7 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.
Table 7
Impaired Loans
(dollars in thousands)

	At and For the		At and For the
	Nine Months		Year Ended
	Ended September 30,		December 31,
	2005	2004	2004
Impaired loans	$20,674	$51,881	$28,836
Average investment in impaired loans	26,804	49,703	47,791
Related allowance	4,238	15,001	11,129
Foregone interest	921	2,074	1,935
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
Table 8
Summary of Loan Loss Experience
(dollars in thousands)

	At and For				At and For
	The Nine Months				The Year Ended
	Ended September 30,				December 31,
	2005		2004		2004
Allowance for loan losses, beginning of year	$96,918		$73,287		$73,287
Purchase accounting adjustments	3,741		20,682		20,682
Allowance adjustment for loans sold	—		(506)		(506)
Net charge-offs:
Loans charged-off	(28,499)		(24,259)		(37,003)
Loans recovered	5,462		2,956		5,471

	(23,037)		(21,303)		(31,532)
Additions to allowance through provision expense	29,759		24,158		34,987

Allowance for loan losses, end of period	$107,381		$96,318		$96,918

Average loans held for investment	$8,681,649		$6,523,832		$6,909,545
Loans held for investment, end of period	9,293,031		7,984,824		8,107,757
Net charge-offs as a percentage of average loans held for investment (annualized)	0.35%		0.44%		0.46%
Allowance for loan losses as a percentage of loans held for investment	1.16		1.21		1.20
Allowance for loan losses to nonperforming loans	3.19	x	1.67	x	2.15	x

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
Table 9
Investment Securities Portfolio Composition
(dollars in thousands)

	September 30,		December 31,
	2005	2004	2004
Trading (at fair value)
U.S. Treasury	$22	$—	$—
U.S. Government agencies	137	—	—
State and municipal	1,243	—	—

	1,402	—	—

Available for Sale (at fair value)
U.S. Treasury	171,623	240,445	234,538
U.S. Government agencies	740,888	908,324	930,046
Mortgage-backed securities	2,494,747	2,565,161	2,502,440
State and municipal	351,732	234,409	272,535
Other investments:
Corporate bonds	114,677	143,041	141,970
Federal Home Loan Bank (“FHLB”) stock	68,836	60,137	72,733
Federal National Mortgage Association preferred stock	—	52,792	50,062
Federal Home Loan Mortgage Corporation preferred stock	11,215	11,981	11,990
Community bank stocks	10,825	12,787	14,899
Other equity investments	4,075	3,777	3,630

	3,968,618	4,232,854	4,234,843

Held to Maturity (at amortized cost)
State and municipal	63,477	75,531	75,145
Other investments	100	100	100

	63,577	75,631	75,245

Total	$4,033,597	$4,308,485	$4,310,088

Total securities as a percentage of total assets	27.0%	31.5%	31.2%

Percentage of Total Securities Portfolio
U.S. Treasury	4.3%	5.6%	5.4%
U.S. Government agencies	18.4	21.1	21.6
Mortgage-backed securities	61.8	59.5	58.0
State and municipal	10.3	7.2	8.1
Other investments	5.2	6.6	6.9

Total	100.0%	100.0%	100.0%

          Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on available for sale securities averaged $4.5 billion in the first nine months of 2005, 10.8% above the average for the corresponding period in 2004 of $4.1 billion. During the first quarter of 2005, additional securities of approximately $525 million were purchased, funded with additional leverage from wholesale borrowings. During the second and third quarters of 2005, TSFG reduced its securities by approximately $800 million in an effort to lower its interest rate risk in a rising rate environment and its reliance on wholesale borrowings. With a securities-to-total asset ratio of 27%, in line with TSFG’s plan as part of its balance sheet repositioning, TSFG is evaluating whether to maintain the portfolio at its current level. No decision has been made at this time.
          The average tax-equivalent portfolio yield increased for the nine months ended September 30, 2005 to 4.35% from 4.02% in the first nine months of 2004. The securities yield increased in part due to a $6.6 million decrease in mortgage-backed securities (“MBS”) premium amortization for the first nine months of 2005, compared with the first nine months of 2004, primarily related to higher MBS prepayments.
          TSFG strives to keep the duration of its securities portfolio relatively short to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off short-term borrowings, to fund loan growth, or to reinvest in securities at then current market rates.
          The expected duration of the debt securities portfolio increased to approximately 3.6 years at September 30, 2005 from approximately 3.2 years at December 31, 2004 and approximately 2.9 years at September 30, 2004. The increase was due to the impact of rising interest rates. If interest rates continue to rise, the duration of the debt securities portfolio may extend.
          The available for sale portfolio constituted 98.4% of total securities at September 30, 2005. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. Nearly all of these securities are rated AAA so the credit risk is minimal. Approximately 62% of MBS are collateralized mortgage obligations (“CMOs”) with a total expected duration of 4.6 years. TSFG manages the MBS portfolio to maintain a short duration and repricing horizon. At September 30, 2005, approximately 20% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from three to ten years. Many of these adjustable rate MBS are still in the fixed rate period, and are therefore anticipated to behave more like a fixed rate instrument over the next twelve months or more.
          Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving yields.
          The net unrealized loss on available for sale securities (pre-tax) totaled $87.8 million at September 30, 2005, compared with a $29.5 million loss at December 31, 2004. This increase in unrealized loss was primarily due to increases in interest rates, with the most significant increase in unrealized loss relating to MBS, which increased $40.8 million. If interest rates continue to increase, TSFG expects its net unrealized loss on available for sale securities to increase. See Item 1, Note 5 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.
          Community Bank Stocks. At September 30, 2005, TSFG had equity investments in 10 community banks located in the Southeast with an $8.7 million cost basis and pre-tax market value of $10.8 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. TSFG made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks are included in securities available for sale.
     Intangible Assets
          Intangible assets totaled $692.8 million at September 30, 2005, up from $610.3 million at September 30, 2004, principally from the Pointe, Koss and Bowditch acquisitions. See Item 1, Notes 6 and 7 to the Consolidated Financial Statements for the types and balances of intangible assets.
     Deposits
          Deposits remain TSFG’s primary source of funds. Average total customer deposits provided funding for 53.5% of average earning assets in the first nine months of 2005 and 2004. For the third quarter of 2005, average total customer deposits increased to 56.2% of average earning assets. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as brokered deposits, FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand, if necessary, and any increases in investment securities.

          Table 10 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.
Table 10
Type of Deposits
(dollars in thousands)

	September 30,		December 31,
	2005	2004	2004
		(Restated)	(Restated)
Noninterest-bearing demand deposits	$1,508,370	$1,222,467	$1,237,877
Interest-bearing checking	1,062,531	819,126	816,933
Money market accounts	2,559,559	2,777,402	2,704,287
Savings accounts	190,832	208,283	192,769

Total transaction accounts	5,321,292	5,027,278	4,951,866
Time deposits under $100,000	1,231,875	878,730	856,386
Time deposits of $100,000 or more	1,217,049	719,887	645,820

Customer deposits (1)	7,770,216	6,625,895	6,454,072
Brokered deposits	1,355,803	1,187,015	1,216,872

Total deposits	$9,126,019	$7,812,910	$7,670,944

Percentage of Deposits
Noninterest-bearing demand deposits	16.5%	15.6%	16.1%
Interest-bearing checking	11.6	10.5	10.6
Money market accounts	28.1	35.5	35.3
Savings accounts	2.1	2.7	2.5

Total transaction accounts	58.3	64.3	64.5
Time deposits under $100,000	13.5	11.3	11.2
Time deposits of $100,000 or more	13.3	9.2	8.4

Customer deposits (1)	85.1	84.8	84.1
Brokered deposits	14.9	15.2	15.9

Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.
          At September 30, 2005, customer deposits were up $1.1 billion from September 30, 2004. Approximately 29% of this increase was attributable to $328.6 million in net acquired deposits from the acquisition of Pointe. Excluding net acquired deposits, organic growth in customer deposits totaled 12.3% (based on September 30, 2005 period-end balances compared with September 30, 2004 period-end balances). During the first nine months of 2005, customer deposits increased at a rate of 27.3% annualized. Organic customer deposit growth during the first nine months of 2005 totaled 20.5% annualized. TSFG’s deposit growth was not concentrated in any particular market.
          TSFG uses brokered deposits as an alternative funding source while continuing its efforts to maintain and grow its local customer deposit base. Although brokered deposits increased during the past year, these balances remained constant at $1.4 million for the last two quarter end periods, declining as a percentage of total deposits.
          Table 13 in “Results of Operations — Net Interest Income” details average balances for the deposit portfolio for the three and nine months ended September 30, 2005 and 2004. Comparing the nine months ended September 30, 2005 and 2004, average interest-bearing transaction accounts (checking, savings, and money market) increased $503.2 million, or 15.2%, and average noninterest-bearing deposits increased $364.8 million, or 37.3%. For the first nine months of 2005, average time deposits, excluding average brokered deposits, increased $533.2 million, or 37.6%, and average brokered deposits increased $448.2 million, or 49.8%.
          As part of its overall funding strategy, TSFG expects to continue its focus on growing customer deposits. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer—

centered sales process, Elevate, and deposit campaigns are expected to play an integral part in achieving this longer-term goal. Despite this focus, growth in time deposits outpaced the growth in transaction accounts during the first nine months of 2005, in response to increased customer demand for CDs. However, noninterest-bearing deposit growth increased at a 29.2% annualized rate (based on period-end balances) for the first nine months of 2005, and increased at a 16.9% annualized organic growth rate (which excludes the noninterest-bearing deposits acquired from Pointe). Deposit pricing is very competitive, and we expect this pricing environment to continue.
          Time deposits of $100,000 or more are generally from customers within our local markets and include public deposits. During the first nine months of 2005, time deposits of $100,000 or more increased $571.2 million, or 88.5%, to $1.2 billion. This increase included $113.0 million in public deposits. TSFG utilizes these deposits to provide long-term fixed rate funding for the company at a price that is favorable relative to expected changes in the yield curve.
     Borrowed Funds
          Table 11 shows the breakdown of total borrowings by type.
Table 11
Type of Borrowings
(dollars in thousands)

	September 30,		December 31,
	2005	2004	2004
		(Restated)	(Restated)
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,336,114	$1,753,660	$1,583,495
Federal Home Loan Bank (“FHLB”) advances	—	—	—
Commercial paper	33,579	39,742	29,405
Treasury, tax and loan note	11,070	11,906	14,111
Lines of credit with unaffiliated banks and other	—	—	—

	1,380,763	1,805,308	1,627,011

Long-Term Borrowings
Repurchase agreements	1,619,893	1,246,134	1,665,134
FHLB advances	882,147	1,047,173	1,057,167
Subordinated notes	155,695	155,695	155,695
Mandatorily redeemable preferred stock of subsidiary	89,800	89,800	89,800
Note payable	873	907	900
Employee stock ownership plan note payable	575	875	800
Purchase accounting premiums, net of amortization	2,285	2,948	2,774

	2,751,268	2,543,532	2,972,270

Total borrowings	$4,132,031	$4,348,840	$4,599,281

Brokered deposits	1,355,803	1,187,015	1,216,872

Total wholesale borrowings	$5,487,834	$5,535,855	$5,816,153

Total wholesale borrowings as a percentage of total assets	36.7%	40.5%	42.2%
     TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth, and also utilizes brokered deposits to supplement retail deposit growth. In the first nine months of 2005, average borrowings totaled $4.7 billion, compared with $3.9 billion for the same period in 2004. This increase was primarily attributable to additional borrowings to support earning asset growth. TSFG has and may continue to enter into interest rate swap agreements to hedge interest rate risk related to borrowings. During the second and third quarters of 2005, TSFG reduced its total borrowings to $4.1 billion at September 30, 2005, from $4.6 billion at December 31, 2004 as part of its balance sheet repositioning. As a percentage of total assets, wholesale borrowings declined 550 basis points to 36.7% at September 30, 2005 from 42.2% at December 31, 2004.
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
     During the three and nine months ended September 30, 2005, TSFG recognized a loss on the early extinguishment of debt of $462,000 and $2.0 million, respectively. The losses for the second and third quarters of 2005 reflect the costs to terminate certain structured repurchase agreement borrowings totaling $743.9 million. The second and third quarter 2005 losses were offset by a gain for the first quarter 2005 related to prepayment discounts on Federal Home Loan Bank advances totaling $345.0 million. In March 2004, TSFG recognized a loss of $1.4 million on the early extinguishment of debt related to prepayment penalties for repurchase agreement borrowings totaling $185.0 million. See Item 1, Note 12 to the Consolidated Financial Statements for additional details.
   Capital Resources and Dividends
     Total shareholders’ equity amounted to $1.5 billion, or 10.1% of total assets, at September 30, 2005, compared with $1.4 billion, or 10.1% of total assets, at both September 30, 2004 and December 31, 2004. The increase in shareholders’ equity since September 30, 2004 was primarily from the issuance of common stock for the Pointe acquisition, as well as the retention of earnings. Cash dividends paid and the increase in unrealized loss in the available for sale investment portfolio partially offset these increases. TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization, but at this time has no plans to repurchase any significant number of shares.
     TSFG’s unrealized loss on available for sale securities, net of income tax, which is included in accumulated other comprehensive loss, was $55.3 million at September 30, 2005, compared with $18.5 million at December 31, 2004. For discussion on the primary reasons for the increase in unrealized losses on available for sale securities, see “Securities.” At September 30, 2004, TSFG had an unrealized loss on available for sale securities, net of income tax, totaling $13.5 million.
     Book value per share at September 30, 2005 and 2004 was $20.17 and $19.44, respectively. Tangible book value per share at September 30, 2005 and 2004 was $10.88 and $10.83, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.
     TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at September 30, 2005. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.
     Table 12 sets forth various capital ratios for TSFG and its Subsidiary Banks. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At September 30, 2005, trust preferred securities included in tier 1 capital totaled $135.5 million.

Table 12
Capital Ratios

		Well
		Capitalized
	September 30, 2005	Requirement
TSFG
Total risk-based capital	10.42%	n/a
Tier 1 risk-based capital	8.86	n/a
Leverage ratio	7.20	n/a

Carolina First Bank
Total risk-based capital	10.51%	10.00%
Tier 1 risk-based capital	8.26	6.00
Leverage ratio	6.35	5.00

Mercantile Bank
Total risk-based capital	10.71%	10.00%
Tier 1 risk-based capital	7.77	6.00
Leverage ratio	6.69	5.00
     At September 30, 2005, TSFG’s tangible equity to tangible asset ratio totaled 5.69%, a decline from 5.93% at December 31, 2004, due to the increase in the unrealized loss on available for sale securities. If interest rates continue to increase, TSFG expects its unrealized loss on available for sale securities to increase, leading to a lower tangible equity to tangible asset ratio. Additionally, TSFG’s acquisitions of Pointe, Koss Olinger, and Bowditch lowered TSFG’s tangible equity to tangible asset ratio as a result of the goodwill recorded, as well as the use of cash as partial consideration for these acquisitions.
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
     TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at September 30, 2005 with a stated value of $100,000 per share. At September 30, 2005, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.8 million. Under Federal Reserve Board guidelines, $25.2 million, net of issuance costs, qualified as tier 1 capital, and $62.0 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.
Earnings Review
   Net Interest Income
     Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning federal tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 13 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three and nine months ended September 30, 2005 and 2004.

Table 13
Comparative Average Balances — Yields and Costs
(dollars in thousands)

			Three Months Ended September 30,
		2005			2004 (Restated)
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans (1)	$9,138,137	$149,788	6.50%	$7,617,721	$103,398	5.40%
Investment securities, taxable (2)	3,883,705	41,657	4.26	4,015,616	41,594	4.12
Investment securities, nontaxable (2) (3)	406,767	4,574	4.46	297,505	3,294	4.40
Federal funds sold and interest-bearing bank balances	34,146	317	3.68	33,001	85	1.02

Total earning assets	13,462,755	$196,336	5.79	11,963,843	$148,371	4.93

Non-earning assets	1,482,396			1,210,001

Total assets	$14,945,151			$13,173,844

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$979,487	$2,533	1.03	$789,141	$954	0.48
Savings	193,518	151	0.31	214,171	159	0.30
Money market	2,690,104	16,819	2.48	2,688,311	11,206	1.66
Time deposits, excluding brokered deposits	2,254,868	17,863	3.14	1,628,548	8,684	2.12

Total interest-bearing customer deposits (4)	6,117,977	37,366	2.42	5,320,171	21,003	1.57
Brokered deposits	1,353,364	14,967	4.39	1,201,513	13,350	4.42

Total interest-bearing deposits	7,471,341	52,333	2.78	6,521,684	34,353	2.10
Borrowings	4,372,294	38,813	3.52	4,101,587	20,781	2.02

Total interest-bearing liabilities	11,843,635	$91,146	3.05	10,623,271	$55,134	2.06

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,446,396			1,160,947
Other noninterest-bearing liabilities	146,980			108,163

Total liabilities	13,437,011			11,892,381
Shareholders’ equity	1,508,140			1,281,463

Total liabilities and shareholders’ equity	$14,945,151			$13,173,844

Net interest income (tax equivalent)		$105,190	3.10%		$93,237	3.10%
Less: tax-equivalent adjustment (3)		1,601			1,153

Net interest income		$103,589			$92,084

Total cost of customer deposits (5)	7,564,373	37,366	1.96	6,481,118	21,003	1.29
Total cost of wholesale borrowings (6)	5,725,658	53,780	3.73	5,303,100	34,131	2.56

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.

(5)	Customer deposits include total deposits less brokered deposits.

(6)	Wholesale borrowings include borrowings and brokered deposits.
Note: Average balances are derived from daily balances.

Table 13 (Continued)
Comparative Average Balances — Yields and Costs
(dollars in thousands)

		Nine Months Ended September 30,
		2005			2004 (Restated)
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans (1)	$8,712,435	$406,108	6.23%	$6,543,119	$261,763	5.34%
Investment securities, taxable (2)	4,163,502	135,109	4.34	3,830,130	114,488	3.99
Investment securities, nontaxable (2) (3)	373,550	12,354	4.42	266,233	8,932	4.48
Federal funds sold and interest-bearing bank balances	28,972	638	2.94	19,125	136	0.95

Total earning assets	13,278,459	$554,209	5.58	10,658,607	$385,319	4.83

Non-earning assets	1,440,313			1,047,889

Total assets	$14,718,772			$11,706,496

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$913,217	$5,437	0.80	$710,107	$2,635	0.50
Savings	193,432	450	0.31	178,121	480	0.36
Money market	2,703,538	45,814	2.27	2,418,749	28,124	1.55
Time deposits, excluding brokered deposits	1,952,399	40,932	2.80	1,419,157	24,537	2.31

Total interest-bearing customer deposits (4)	5,762,586	92,633	2.15	4,726,134	55,776	1.58
Brokered deposits	1,347,749	45,250	4.49	901,177	32,142	4.76

Total interest-bearing deposits	7,110,335	137,883	2.59	5,627,311	87,918	2.09
Borrowings	4,668,277	107,879	3.09	3,901,828	55,558	1.90

Total interest-bearing liabilities	11,778,612	$245,762	2.79	9,529,139	$143,476	2.01

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,342,135			977,332
Other noninterest-bearing liabilities	146,393			109,986

Total liabilities	13,267,140			10,616,457
Shareholders’ equity	1,451,632			1,090,039

Total liabilities and shareholders’ equity	$14,718,772			$11,706,496

Net interest income (tax equivalent)		$308,447	3.11%		$241,843	3.03%
Less: tax-equivalent adjustment (3)		4,324			3,126

Net interest income		$304,123			$238,717

Total cost of customer deposits (5)	7,104,721	92,633	1.74	5,703,466	55,776	1.31
Total cost of wholesale borrowings (6)	6,016,026	153,129	3.40	4,803,005	87,700	2.44

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.

(5)	Customer deposits include total deposits less brokered deposits.

(6)	Wholesale borrowings include borrowings and brokered deposits.
Note: Average balances are derived from daily balances.

     Fully tax-equivalent net interest income for the nine months ended September 30, 2005 totaled $308.4 million, an increase of $66.6 million, or 27.5%, compared with the comparable period for 2004. Net interest income increased as a result of the 24.6% growth in average earning assets, principally from organic loan growth and growth from acquisitions. The Pointe acquisition, which closed May 6, 2005, added approximately $312 million in earning assets, all of which were loans, while the CNB and Florida Banks acquisitions, which closed July 16, 2004, added approximately $1.7 billion in earning assets, including $1.5 billion in loans. Average loans outstanding for the nine months ended September 30, 2005 increased 33.2% from average loans outstanding during the nine months ended September 30, 2004. During 2004 and the first quarter of 2005, TSFG increased its investment portfolio to leverage capital and take advantage of the opportunity to increase net income. During the second quarter 2005, TSFG began repositioning its balance sheet, by reducing investment securities (see “Securities”) and wholesale borrowings. This strategy continued during the third quarter 2005. Investment securities at September 30, 2005 totaled $4.0 billion, down from $4.3 billion at June 30, 2005 and $4.8 billion at March 31, 2005.
     Comparing the first nine months of 2005 to the corresponding period in 2004, average loans increased $2.2 billion, or 33.2%, resulting from both internally-generated loans as well as loans that were added from the acquisitions noted in the preceding paragraph. At September 30, 2005, approximately 65% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate.
     Average securities declined as a percentage of average earning assets to 34.2% for the first nine months of 2005, down from 38.4% for the same period of 2004. Accordingly, for the first nine months of 2005, interest income from securities represented approximately 26.0% of TSFG’s total interest income, down from 31.5% for the first nine months of 2004.
     The net interest margin for the nine months ended September 30, 2005 was 3.11%, compared with 3.03% for the nine months ended September 30, 2004. Due to the restatement, TSFG was required to reclassify the net cash settlement for certain interest rate swaps on its wholesale funding from net interest income to noninterest income. Historically, the net cash settlement for these interest rate swaps would have benefited the net interest margin and changed the net interest margin trend from rising to declining.
     The net interest margin benefited from a 75 basis point increase in the yield on average earning assets, while the average cost of customer deposits increased by 43 basis points. Growth in average noninterest-bearing deposits, which increased from $977.3 million during the nine months ended September 30, 2004 to $1.3 billion during the nine months ended September 30, 2005, or an increase of 37.3%, also contributed to the net interest margin increase. This improved spread was partially offset by higher costs on wholesale borrowing, which increased 96 basis points. Due to the level of variable rate wholesale borrowings, the net interest margin is expected to decline over the near term if interest rates continue to increase. TSFG continues to evaluate its balance sheet positioning due to changes in interest rates, pricing competition, and customer preferences. With the redesignation of the interest rate swaps on the brokered CDs in October 2005, the net cash settlement on these swaps will be included in net interest income in future periods.
     The cost of funds for the brokered CDs includes the impact of the amortization of the prepaid fees, which are amortized into interest expense over the maturity period of the brokered CD. If the brokered CD is called prior to maturity, the remaining unamortized broker fee is expensed at that date. This results in a reduction to the net interest margin and has the potential to add more volatility to the net interest margin in future periods. Total fees paid on the brokered CDs in connection with the interest rate swaps, since inception of the program in 2001, was $17.9 million, and the remaining unamortized prepaid broker fees at September 30, 2005 was $9.0 million.
     The Federal Reserve has increased the federal funds target rate 11 times, by 25 basis points each time, since June 30, 2004, following a three-year period of declining rates. Furthermore, over the past year, short-term rates have increased more quickly than long-term rates, leading to a flattened yield curve.
   Provision for Loan Losses
     The provision for loan losses is recorded in amounts sufficient to bring the allowance for loan losses to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for loan losses was $29.8 million and $24.2 million in the first nine months of 2005 and 2004, respectively. The higher provision for loan losses was primarily attributable to loan growth and net charge-offs.
     Net loan charge-offs were $23.0 million, or 0.35% of average loans held for investment, for the first nine months of 2005, compared with $21.3 million, or 0.44% of average loans held for investment, for the first nine months of 2004. The allowance for loan losses equaled 1.16%, 1.20%, and 1.21% of loans held for investment as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”
   Noninterest Income
     Table 14 shows the components of noninterest income.
Table 14
Components of Noninterest Income
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Service charges on deposit accounts	$12,245	$9,950	$30,801	$26,781
Debit card income	1,770	1,103	4,937	2,892
Customer service fee income	1,097	683	3,048	2,155

Total customer fee income	15,112	11,736	38,786	31,828

Retail investment services	2,054	1,240	4,811	3,748
Insurance income	2,010	1,132	4,745	3,169
Trust and investment management income	1,268	824	3,507	2,781
Benefits administration fees	818	613	2,055	1,701

Total wealth management income	6,150	3,809	15,118	11,399

Change in fair value of interest rate swaps	(16,240)	16,924	(11,172)	4,933
Net cash settlement of interest rate swaps	2,377	7,259	10,648	21,496
(Loss) gain on trading and certain derivative activities	403	1,150	275	2,133

Total (loss) gain on trading and derivative activities	(13,460)	25,333	(249)	28,562

Bank-owned life insurance income	2,835	2,869	8,355	8,617
Merchant processing income	2,864	2,528	7,615	6,972
Mortgage banking income	2,087	1,514	5,714	4,694
(Loss) gain on sale of available for sale securities	(1,032)	678	(2,301)	6,499
Gain on equity investments	254	(367)	2,615	3,456
Gain on disposition of assets and liabilities	—	—	—	2,350
Other	1,618	166	4,517	1,418

Total noninterest income	$16,428	$48,266	$80,170	$105,795

     Gains and losses on trading and derivative activities have caused fluctuations in noninterest income. Since 2001, TSFG has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs, FHLB advances and subordinated notes. Since inception of the hedging program, TSFG has applied the “short-cut” method of hedge accounting under SFAS 133 to account for the interest rate swaps. Subsequent to June 30, 2005, TSFG determined that the hedging relationships did not qualify for the “short-cut” method. The interest rate swaps used to hedge brokered CDs were determined to be disqualified as fair value hedges under the “short-cut” method because the form of payment of the broker fee incurred to acquire the related CD was determined to have caused the swap not to have a zero value at inception. The interest rate swaps used to hedge FHLB advances were determined to be disqualified as fair value hedges under the “short-cut” method due to the presence of embedded options. The interest rate swaps used to hedge subordinated notes were determined to be disqualified as cash flow hedges under the “short-cut” method due to differences in reset dates between the interest rate swaps and subordinated notes and prepayment options in the subordinated notes. Although the impact of applying the alternative “long-haul” method of documentation using SFAS 133 and the results under the “short-cut” method are believed to result in no material difference in the hedge effectiveness of the majority of these swaps, and management believes these interest rate swaps have been effective as economic hedges, hedge accounting under SFAS 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge.
     In October 2005, TSFG redesignated its interest rate swaps relating to its brokered CDs utilizing the “long-haul” method of documentation. Accordingly, these swaps will be classified as fair value hedges for future periods. On November 10, 2005, TSFG terminated its interest rate swaps associated with FHLB advances for which it was not receiving hedge accounting treatment. An additional loss of $2.7 million was recorded in the fourth quarter 2005 upon termination of these interest rate swaps. On November 10, 2005, TSFG also terminated its existing interest rate swaps associated with subordinated notes and entered into new swaps at par to correct the differences in terms. TSFG recorded a gain of $398,000 in the fourth quarter 2005 in connection with the termination of these swaps. The new interest rate swaps associated with subordinated notes were designated as cash flow hedges utilizing the “long-haul” method of documentation. TSFG no longer has any hedged items designated under the “short-cut” method.
     Total customer fee income rose $7.0 million, or 21.9% in the first nine months of 2005, compared with the same period in 2004. Service charges on deposit accounts, the largest contributor to noninterest income, rose $4.0 million, or 15.0% for the same period due to acquisitions, higher nonsufficient funds charges, improved collections, increased numbers of accounts, and higher fees. Average balances for deposit transaction accounts, which impact service charges, increased $868.0 million, or 20.3% for the same period.
     In the first nine months of 2005 compared with the corresponding period in 2004, wealth management income increased $3.7 million, or 32.6%. Wealth management income includes retail investment services, insurance income, trust and investment management income, and benefit administration fees. The increase in wealth management income was the result of increases throughout each of these categories, driven primarily by acquisitions, increased focus and additions to the sales force. Retail investment services increased $1.1 million, or 28.4%, for the first nine months of 2005, compared with the corresponding period in 2004 due in part from hiring five additional brokers (an increase of 26.3%) and in part from the services provided by Koss Olinger, a wealth management group acquired on April 4, 2005. Insurance income increased $1.6 million, or 49.7%, due primarily to the acquisition of Koss Olinger in April 2005 and Bowditch Insurance Corporation in June 2005, as well as efforts to leverage TSFG’s existing customer base. TSFG continues to search for additional potential acquisitions to assist in growing its insurance agency operations. Trust and investment management income increased $726,000, or 26.1%, for the same period. At September 30, 2005 and 2004, the market value of assets administered by the trust department totaled $2.0 billion and $1.8 billion, respectively. Benefit administration fees are generated by TSFG’s wholly-owned subsidiary, American Pensions, Inc., which was acquired in April 2003. Additional sales efforts resulted in increased fees for the nine months ended September 30, 2005 compared to the corresponding period in 2004.
     Noninterest income included a gain on the sale of securities of $314,000 for the first nine months of 2005, compared with a gain on the sale of securities of $10.0 million for the first nine months of 2004. TSFG periodically evaluates its available for sale securities portfolio for other-than-temporary impairment. As discussed in Note 5 to the Consolidated Financial Statements, TSFG’s unrealized losses were primarily attributable to increases in interest rates. For additional details, see “Critical Accounting Policies and Estimates – Fair Value of Certain Financial Instruments” and “Securities.”
     Noninterest income also included a loss in fair value of interest rate swaps of $11.2 million for the nine months ended September 30, 2005, compared with a gain of $4.9 million for the comparable period in 2004. The net cash receipts for settlement of interest rate swaps declined to $10.6 million for the nine months ended September 30, 2005, compared with $21.5 million for the nine months ended September 30, 2004 as a result of the increase in interest rates. If interest rates continue to increase, the net cash settlement on the CD swap derivatives will continue to decline, and could result in net cash payments owed. The net cash settlements for interest rate swaps which were redesignated under the “long-haul” method in October 2005 will be included in net interest income (and the net interest margin) in future periods rather than in noninterest income. The gain on trading and certain other derivative activities declined to $275,000 for the nine months ended September 30, 2005, compared with $2.1 million for the nine months ended September 30, 2004. See “Risk Management — Market Risk and Asset/Liability Management — Derivatives and Hedging Activities.”

     Bank-owned life insurance income decreased $262,000, or 3.0% for the first nine months of 2005 versus the corresponding period in 2004, due primarily to the receipt of life insurance proceeds in the first nine months of 2004. The cash surrender value totaled $256.4 million at September 30, 2005, up from $229.2 million at September 30, 2004.
     Merchant processing income increased $643,000, or 9.2%, for the nine months ended September 30, 2005 compared with the same period in 2004 as a result of increased transactions.
     For the nine months ended September 30, 2005, mortgage banking income increased $1.0 million, or 21.7%, compared with the same period in 2004. Mortgage loans originated by TSFG originators totaled $609.4 million and $391.8 million during the first nine months of 2005 and 2004, respectively. The increase in mortgage banking income was principally the result of higher loan volume and higher gains on sale to the secondary market. TSFG generally sells most of the mortgage loans it originates in the secondary market with servicing rights released. However, during the third quarter of 2005 TSFG retained approximately $80.4 million of its mortgage loans in loans held for investment. TSFG had 76 originators at September 30, 2005, up from 59 at December 31, 2004 and 62 at September 30, 2004.
     During the first nine months of 2004, the gain on disposition of assets and liabilities resulted from the contribution of land at fair value associated with a conservation grant in North Carolina.
     Other noninterest income includes income related to international banking services, wire transfer fees, overdraft protection fee income, internet banking fees, and gains/losses on disposition of other real estate owned/fixed assets. The increase in other noninterest income in the first nine months of 2005 compared with the same period in 2004 was largely due to an increase in the gain on the disposition of other real estate owned.
   Noninterest Expenses
     TSFG is expanding in new and existing markets within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services and technology systems. These factors contributed to TSFG’s increases in noninterest expense, which increased $45.5 million, or 25.0%, for the first nine months of 2005 over the first nine months of 2004. TSFG’s market expansion included the May 2005 acquisition of Pointe. Additionally, during the first nine months of 2005, TSFG opened seven de novo branch locations. Non-banking acquisitions during the first nine months of 2005 included the Koss Olinger group of companies, a wealth management advisory firm operating in North Florida, and Bowditch Insurance Corporation, a property and casualty company operating in Jacksonville, Florida.
     Table 15 shows the components of noninterest expenses.

Table 15
Components of Noninterest Expenses
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Salaries and wages	$31,350	$24,553	$83,222	$63,388
Employee benefits	8,529	7,431	25,976	21,380
Occupancy	7,387	5,841	20,309	16,098
Furniture and equipment	5,779	5,670	17,335	15,175
Professional services	6,125	3,779	15,696	10,261
Merchant processing expense	2,327	1,984	6,170	5,453
Telecommunications	1,533	1,237	4,243	3,488
Amortization of intangibles	2,337	1,839	6,283	4,229
Merger-related costs	981	5,487	3,480	6,239
Impairment (recovery) from write-down of assets	—	—	917	(277)
Charitable contribution to foundation	—	—	683	—
Conservation grant of land	—	—	—	3,350
Loss on early extinguishment of debt	462	—	2,015	1,429
Employment contract payments	144	174	329	115
Other	14,081	11,863	40,422	31,267

Total noninterest expenses	$81,035	$69,858	$227,080	$181,595

     Salaries, wages, and employee benefits increased $24.4 million, or 28.8%, in the first nine months of 2005 compared with the same period in 2004. Full-time equivalent employees as of September 30, 2005 increased to 2,573 from 2,324 at September 30, 2004, an increase of 10.7%. The increase in personnel expense was primarily attributable to the Pointe acquisition, higher branch and lender incentives, higher incentives and commissions relating to fee based businesses, pay increases, higher health insurance costs, and additional employees. The structure of TSFG’s incentive plans may result in increased volatility in personnel expense in future periods. TSFG had no accrual under its long-term incentive plan for the nine months ended September 30, 2005 and 2004. Under its discretionary short-term incentive plan, TSFG accrued $1.5 million and $2.1 million, respectively, for the nine months ended September 30, 2005 and 2004.
     Occupancy and furniture and equipment expense increased $6.4 million, or 20.4% for the first nine months of 2005 compared with the corresponding period in 2004, primarily from the addition of branch offices from TSFG’s acquisitions of Pointe and additional de novo branches. The increase in professional services of $5.4 million, or 53.0%, was partially related to outsourcing costs for various fee initiatives and internal audit projects. The increase in merchant processing expense of $717,000, or 13.1%, outpaced the increase in merchant processing income, which increased by $643,000. TSFG is in the process of switching service providers for its merchant processing business. Telecommunication costs increased by $755,000, or 21.6%, in line with the increased occupancy costs.
     Amortization of intangibles increased $2.1 million for the nine months ended September 30, 2005 compared to the comparable period for 2004, primarily attributable to the addition of core deposit intangibles from the bank acquisitions, as well as identifiable amortizable intangibles acquired in connection with the insurance agency acquisitions.
     During the first quarter 2005, TSFG contributed an equity investment to its charitable foundation and expensed the fair value of the contribution of $683,000. During the first three months of 2004, TSFG executed a conservation grant of land in North Carolina and expensed the fair value of the contribution of $3.4 million.
     During both the nine months ended September 30, 2005 and 2004, TSFG extinguished debt. See “Borrowed Funds.” Loss on early extinguishment of debt was $2.0 million for the nine months ended September 30, 2005 compared to $1.4 million during the same period in 2004.

     During both the nine months ended September 30, 2005 and 2004, TSFG incurred pre-tax merger-related costs, in connection with TSFG’s acquisitions in 2005, 2004 and 2003. See Note 11 to the Consolidated Financial Statements for the types and balances of pre-tax merger-related costs.
     For the nine months ended September 30, 2005, TSFG wrote-off $1.1 million in software costs relating to a system that is no longer being used, partially offset by $183,000 in recoveries for previously impaired assets. During the same period for 2004, TSFG had a recovery of $277,000 on a previous asset impairment.
     Other noninterest expenses increased $9.2 million, or 29.3% in the first nine months of 2005 compared with the same period in 2004. The overall increase in other noninterest expenses was principally attributable to increases in staff recruitment, business development, loan collection, travel, debit card expense, and growth from acquisitions.
Income Taxes
     The effective income tax rate as a percentage of pretax income was 32.0% for the first nine months of 2005 and 30.6% for the first nine months of 2004. The blended statutory federal and state income tax rate was approximately 37.5% for both of these periods. TSFG anticipates the effective income tax rate will be approximately 30% to 31% in the fourth quarter 2005 and between 34% and 35% for 2006.
Discontinued Operations
     During the nine months ended September 30, 2005, TSFG recognized an after-tax loss of $396,000 as discontinued operations. See Item 1, Note 13 to the Consolidated Financial Statements for additional information.
Third Quarter Results
     Net income for the three months ended September 30, 2005 totaled $21.1 million, compared with $42.6 million for the three months ended September 30, 2004. Earnings per diluted share for the three months ended September 30, 2005 were $0.28, a decrease from earnings per diluted share of $0.61 for the three months ended September 30, 2004. For the same period, average diluted shares outstanding increased principally as a result of the acquisition of Pointe. The interest rate swaps, which did not receive hedge accounting treatment as a result of the hedge documentation required for the “long-haul” method not being in place at the inception of the hedge, caused fluctuations in the quarterly results. The pre-tax impact of the fair value adjustment on these swaps was a loss of $16.2 million for the three months ended September 30, 2005 compared to a gain of $16.9 million for the three months ended September 30, 2004. In October 2005, TSFG redesignated its interest rate swaps relating to its brokered CDs utilizing the “long-haul” method of documentation. Accordingly, these swaps will be classified as fair value hedges for future periods. On November 10, 2005, TSFG terminated its interest rate swaps associated with FHLB advances for which it was not receiving hedge accounting treatment. An additional loss of $2.7 million was recorded in the fourth quarter 2005 upon termination of these interest rate swaps. On November 10, 2005, TSFG also terminated its existing interest rate swaps associated with subordinated notes and entered into new swaps at par to correct the differences in terms. TSFG recorded a gain of $398,000 in the fourth quarter 2005 in connection with the termination of these swaps. The new interest rate swaps associated with subordinated notes were designated as cash flow hedges utilizing the “long-haul” method of documentation. TSFG no longer has any hedged items designated under the “short-cut” method.
     Fully tax-equivalent net interest income totaled $105.2 million, an increase of $12.0 million, or 12.8%, compared with the third quarter of 2004. Net interest income increased as a result of the 12.5% growth in average earning assets, principally from organic loan growth and growth from acquisitions. The Pointe acquisition, which closed May 6, 2005, added approximately $312 million in earning assets. During 2004 and the first quarter of 2005, TSFG increased its investment portfolio to leverage capital and take advantage of the opportunity to increase net income. During the second quarter 2005, TSFG began repositioning its balance sheet, by reducing investment securities and wholesale borrowing, and this strategy was continued during the third quarter 2005. Investment securities at September 30, 2005 totaled $4.0 billion, down from $4.3 billion at June 30, 2005 and $4.8 billion at March 31, 2005. Average investment securities were $4.3 billion for both the three months ended September 30, 2005 and the three months ended September 30, 2004.
     The net interest margin for the three months ended September 30, 2005 was 3.10%, consistent with the margin for the three months ended September 30, 2004. The continued flattening of the yield curve and narrowing interest rate spreads for investment securities relative to wholesale borrowings continue to have a negative impact on the margin. Due to the level of variable rate wholesale borrowing, the net interest margin is expected to continue to experience pressure over the near term if interest rates continue to increase. The average yield on earning assets increased 86 basis points for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, while the cost of customer deposits increased 67 basis points and the cost of wholesale borrowing increased 117 basis points.
     The provision for loan losses totaled $8.9 million in the third quarter of 2005, compared with $9.4 million in the third quarter of 2004. The lower provision for loan losses was primarily attributable to improvements in the credit quality indicators. Net loan charge-offs as a percentage of average loans held for investment declined to 0.31% for the third quarter of 2005 versus 0.51% for the third quarter of 2004. Nonperforming loans decreased from $57.7 million, or 0.72% of loans held for investment, at September 30, 2004 to $33.7 million, or 0.36% of loans held for investment, at September 30, 2005. The allowance for loan losses as a percentage of loans held for investment decreased from 1.21% at September 30, 2004 to 1.16% at September 30, 2005.
     Noninterest income included a loss in fair value of interest rate swaps of $16.2 million in the third quarter of 2005, compared with a gain of $16.9 million in the third quarter of 2004. The net cash receipts for settlement of the interest rate swaps declined to $2.4 million for the three months ended September 30, 2005, compared with $7.3 million for the three months ended September 30, 2004 as a result of the increase in interest rates. If interest rates continue to increase, the net cash settlement on the swaps will continue to decline, and could result in net cash payments owed. The net cash settlements relating to the interest rate swaps redesignated under the “long-haul” method subsequent to September 30, 2005 will be included in the net interest income (and net interest margin) in future periods. The gain on trading and certain other derivative activities declined to $403,000 for the three months ended September 30, 2005 compared to $1.2 million for the three months ended September 30, 2004. Noninterest income, excluding the total gain or loss on trading and derivative activities (consisting of all three of the above mentioned components), increased $7.0 million, or 30.3% to $29.9 million for the third quarter of 2005 compared with $22.9 million for the third quarter of 2004. Customer fee income, wealth management income (including insurance income), mortgage banking income, and gains on sale of other real estate owned were the primary drivers of the increase in noninterest income. Noninterest income also included a loss on the sale of securities of $778,000 for the third quarter of 2005, compared with a gain on the sale of securities of $311,000 for the third quarter of 2004.
     For the third quarters of 2005 and 2004, noninterest expenses included pre-tax other non-operating items of $1.6 million and $5.7 million, respectively, consisting primarily of merger-related costs, employment contract payments, and loss on early extinguishment of debt. Noninterest expenses, excluding non-operating items, increased $15.3 million, or 23.8% to $79.4 million for the third quarter of 2005 from $64.2 million for the third quarter of 2004, which was primarily attributable to higher personnel and occupancy costs, higher professional services fees, additional costs resulting from acquisitions, and incremental costs associated with growing the noninterest income. Salaries, wages, and employee benefits increased to $39.9 million in the third quarter 2005 from $32.0 million in the third quarter 2004, primarily due to acquisitions, higher health insurance costs, certain annual pay increases (which were effective April 1, 2005), additional personnel hired, and incentive compensation and commissions.
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
     TSFG has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, TSFG manages its exposure to fluctuations in interest rates through policies established by our Subsidiary Banks Joint Asset/Liability Committee (“ALCO”), reviewed by the Subsidiary Banks’ Joint Investment Committee, and approved by the Subsidiary Banks Board of Directors. The primary goal of the ALCO is to monitor and limit exposure to interest rate risk through implementation of various strategies. These strategies include positioning the balance sheet to minimize fluctuations in income associated with interest rate risk, while maintaining adequate liquidity and capital. As of September 30, 2005, the overall interest rate risk position of TSFG and its Subsidiary Banks fell within risk guidelines established by ALCO, with the exception of a down 200 basis point shock which management believes is an unlikely scenario at this time.
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
     In addition to evaluating interest rate risk, the model is also used to prepare forecasts for management. The forecast utilizes management’s projections regarding changes in the balance sheet, including volume, mix, spread, and other assumptions to gauge the impact of changes in interest rates and/or balance sheet items on the earnings of TSFG compared to the base forecast. Strategies can be formulated based on the information provided by the earnings simulation if either a scenario seems likely to occur or we choose to undertake the proposed transaction. ALCO updates its base forecast quarterly based on economic changes that occurred during the past quarter as well as changes in the economic outlook for the coming year. Based on the circumstances and our modeling, we may choose to extend or shorten the maturities of our funding sources. We may choose to redirect cash flows into assets with shorter or longer expected durations, or repay borrowings. Derivative instruments may be used to reduce repricing mismatches between assets and liabilities.
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
     Table 16 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at September 30, 2005 levels.
Table 16
Interest Rate Risk Analysis — Net Interest Income

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Net Interest Income when Compared with Base Case
2.00% (1)	5.83%
1.00 (1)	2.98
Flat (Base Case)	—
(1.00) (1)	(5.64)

Forward Yield Curve (2)	1.26

(1)	The increase 100 and 200 basis points and decrease 100 basis points interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.

(2)	The forward yield curve represents market expectations for interest rates and does not assume an instantaneous shift in all yield curves.
     Table 17 reflects the sensitivity of the EVE to changes in interest rates. EVE is a measurement of the inherent, long-term economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 17 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at September 30, 2005 compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at September 30, 2005 levels.
Table 17
Interest Rate Shock Analysis — Economic Value of Equity

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Economic Value of Equity when Compared with Base Case
2.00% (1)	(0.46)%
1.00 (1)	3.07
Flat (Base Case)	—
(1.00) (1)	(4.91)

(1)	The increase 100 and 200 basis points and decrease 100 basis points interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.
•	Changes from the June 30, 2005 scenario results were due primarily to the reduction in investment securities and wholesale borrowings that occurred during the quarter and the resulting new balance sheet mix. Another component of the change in sensitivity for September 30, 2005 was the change in the absolute level of interest rate as compared to June 30, 2005. In addition, TSFG continually refines the modeling process through the use of more precise model assumptions. Specific model assumption refinements for the September 30, 2005 quarter include an improvement in the cashflows for loans with varying payment schedules.
     There are material limitations with TSFG’s models presented in Tables 16 and 17, which include, but are not limited to, the following:
•	they do not project an increase or decrease in net interest income or the fair value of net assets, but rather the risk to net interest income and the fair value of net assets because of changes in interest rates;

•	the flat scenarios are base case and are not indicative of historical results;

•	they present the balance sheet in a static position; however, when assets and liabilities mature or reprice, they do not necessarily keep the same characteristics (i.e., variable or fixed interest rate);

•	the computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results; and

•	the computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates.
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
     In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets, included in other assets or other liabilities. See Item 1, Note 15 to the Consolidated Financial Statements for the fair value of TSFG’s derivative assets and liabilities and their related notional amounts. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.
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
Liquidity Risk
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
     For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At September 30, 2005, commercial and retail loan commitments totaled $2.6 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $1.2 million at September 30, 2005. Unused business credit card lines, which totaled $18.9 million at September 30, 2005, are generally for short-term borrowings.
     Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 was $174.4 million.
     TSFG applies essentially the same credit policies and standards as it does in the lending process when making these commitments.
     Derivatives. In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated. See Item 1, Note 15 to the Consolidated Financial Statements for information on the off balance sheet notional amounts of TSFG’s derivatives.
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
     In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 18 summarizes future contractual payment obligations as of September 30, 2005. Table 18 does not include payments, which may be required under employment and deferred compensation agreements. In addition, Table 18 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the nine months ended September 30, 2005).
Table 18
Contractual Obligations
(dollars in thousands)

	Payments Due by Period
		Remainder	2006	2008
		of	and	and	After
	Total	2005	2007	2009	2009
Time deposits	$3,804,727	$673,749	$1,908,267	$233,996	$988,715
Short-term borrowings	1,380,763	1,380,763	—	—	—
Long-term debt	2,751,268	5,251	17,370	183,678	2,544,969
Operating leases	164,472	4,143	30,529	26,460	103,340

Total contractual cash obligations	$8,101,230	$2,063,906	$1,956,166	$444,134	$3,637,024

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
     The Subsidiary Banks currently have the ability to borrow from the FHLB and maintain short-term unsecured lines of credit from unrelated banks. FHLB advances, outstanding as of September 30, 2005, totaled $882.1 million. At September 30, 2005, the Subsidiary Banks had $2.2 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At September 30, 2005, the Subsidiary Banks had unused, unsecured short-term lines of credit from unrelated banks totaling $1.6 billion (which may be canceled at the lender’s option).
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
     The Federal Reserve Bank also provides short-term funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At September 30, 2005, the Subsidiary Banks had qualifying collateral to secure advances up to $1.0 billion of which none was outstanding.
     At September 30, 2005, the parent company had three short-term lines of credit totaling $35.0 million. These lines of credit may be canceled at the lenders’ option and mature November 15, 2005 for $10.0 million, May 14, 2006 for $15.0 million, and June 30, 2006 for $10.0 million. There were no amounts outstanding under these lines of credit at September 30, 2005 or during the nine months then ended. TSFG has received verbal approval from the lender for the renewal of the $10.0 million line of credit maturing November 15, 2005.
     TSFG, principally through the Subsidiary Banks, enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at September 30, 2005, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

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
Recently Issued Accounting Pronouncements
Share-Based Payment
     In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance provided in SFAS 123 for share-based payment transactions with non-employees. Under SFAS 123R, classification of an award will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:
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
     Effective April 21, 2005, the Securities and Exchange Commission (“SEC”) issued an amendment to Rule 4-01(a)(1) of Regulation S-X delaying the effective date for public entities that do not file as small business issuers to the first annual period beginning after June 15, 2005 instead of SFAS 123R’s original effective date, which was as of the beginning of the first interim reporting period beginning after June 15, 2005. TSFG plans to adopt this standard on January 1, 2006. Management does not believe the results of the adoption of this standard will differ materially from the pro-forma disclosures in Note 1 — General in the Consolidated Financial Statements.
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

Accounting Changes and Error Corrections
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.
     SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.
Meaning of Other-Than-Temporary Impairment
     In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this standard is not expected to have a significant impact on TSFG’s shareholders’ equity or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     See “Risk Management” in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     TSFG maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     At December 31, 2004, March 31, 2005, and June 30, 2005 TSFG’s management carried out an evaluation, under the supervision and with the participation of TSFG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on those evaluations, TSFG’s management initially concluded that as of December 31, 2004, March 31, 2005, and June 30, 2005 such disclosure controls and procedures were effective. However, on October 19, 2005, management and the Audit Committee of the Board of Directors of TSFG concluded that TSFG had a material weakness in its internal control over financial reporting as described below. Because of this material weakness in its internal control over financial reporting (described below) which impacted the financial statements for the first two quarters of 2005 and as of and for the years ended December 31, 2004, 2003, and 2002 and the related quarters during those years, management has, as of the date of the filing of this Form 10-Q, restated its assessment for those periods, and concluded that TSFG’s disclosure controls and procedures were not effective as of December 31, 2004, March 31, 2005, June 30, 2005 or September 30, 2005. Management identified the following material weakness in internal control over financial reporting as of December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005:
     TSFG had ineffective policies and procedures relating to the accounting for certain derivative financial instruments under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Specifically, TSFG’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. In addition, TSFG did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133, or with a sufficient understanding of derivative instruments. This material weakness has resulted in the restatement of the Company’s financial statements for the first two quarters of 2005 and for the years ended December 31, 2004, 2003 and 2002 and the restatement of financial information for the year ended December 31, 2001 and each of the quarters in 2003 and 2004.
Changes in Internal Controls over Financial Reporting
     TSFG continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.
     We have implemented several important changes in our internal control over financial reporting related to our accounting for derivatives. These actions include:
•	Enhancing risk management policies and procedures related to reviewing derivative transactions;

•	Reviewing policies and procedures related to the initiation and subsequent review of hedge strategies;

•	Engaging a third party consultant to provide ongoing expertise related to hedge documentation at inception and ongoing monitoring and to assist management in evaluating the appropriateness of the accounting for these transactions in accordance with Generally Accepted Accounting Principles;

•	Changing policies and procedures to limit the Company’s use of the “short-cut” method.
     There were no other changes in our internal control over financial reporting, other than as outlined above, that were implemented during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we believe these actions have significantly improved the internal controls over financial reporting, we further believe that additional time and testing are necessary before concluding that the material weakness has been fully remediated. We anticipate the material weakness to be fully remediated by December 31, 2005.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 8 to the Consolidated Financial Statements for a discussion of legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In connection with stock repurchases, TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, managements assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended September 30, 2005.
Issuer Purchases of Equity Securities

				Total	Maximum
				Number of	Number of
				Shares Purchased	Shares that
	Total		Average	as Part	May Yet Be
	Number		Price	of Publicly	Purchased
	of Shares		Paid per	Announced Plans	Under Plans or
Period	Purchased		Share	or Programs	Programs (2)
July 1, 2005 to July 31, 2005	1,897	(1)	$29.41	—	1,289,502
August 1, 2005 to August 31, 2005	—		—	—	1,289,502
September 1, 2005 to September 30, 2005	—		—	—	1,289,502

Total	1,897		$29.41	—	1,289,502

(1)	These shares were canceled in connection with option exercises. Pursuant to TSFG’s stock option plans, participants may exercise stock options by surrendering shares of TSFG common stock the participants already own as payment of the option exercise price. Shares surrendered by participants of the plan are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs.

(2)	In February of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. In April of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. Neither of these stock repurchase programs has an expiration date, and each respective program will expire upon completion of repurchases totaling the amount authorized to repurchase. At September 30, 2005, there are 289,502 shares remaining under the February 2003 authorization and 1 million shares under the April 2003 authorization.
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
Note for non-filed versions of this Form 10-Q
The above exhibits may be found on TSFG’s electronic filing of its September 30, 2005 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and are accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.
Date: November 14, 2005	/s/ Timothy K. Schools
Timothy K. Schools
Executive Vice President (Principal Accounting and Chief Financial Officer)