Form 10-K/A
period 2004-12-31
SOUTH FINANCIAL GROUP INC
filed 2005-11-21
CIK 797871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1 to Form 10-K

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

☐	Transition report pursuant to section 12 or 15(d) of the Securities Exchange Act of 1934
for transition period from                      to
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
Common Stock, $1.00 Par Value
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2004, was approximately $1.6 billion.
The number of shares of the Registrant’s common stock, $1.00 par value, outstanding on March 1, 2005 was 71,683,258.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission are specifically identified and incorporated by reference into Part II and III.
The Exhibit Index begins on page 115

Explanatory Note – 2005 Restatement
          This Amendment No. 1 to Form 10-K (this “Amendment No. 1”) is being filed by TSFG to amend and restate its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission, or SEC, on March 9, 2005 (the “Initial Form 10-K”). This Amendment No. 1 is required due to inaccuracies in the Initial Form 10-K related to our accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
          This Amendment No. 1 restates the Consolidated Financial Statements and other financial information for the years 2004, 2003 and 2002 and financial information for the year 2001 and for each of the quarters in the years 2004 and 2003, which supersede TSFG’s previously issued Consolidated Financial Statements and other financial information for those periods. For information regarding the restatement, see Note 1 to our Consolidated Financial Statements contained herein. This Amendment No. 1 includes a restatement which changes Part II Items 6, 7, 8 and 9, including related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
          Except as otherwise specifically noted, all information contained herein is as of December 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Form 10-K filed on March 9, 2005. For the convenience of readers, this Amendment No. 1 restates in its entirety TSFG’s Initial Form 10-K.
          The impact of this non-cash restatement (in thousands) on net income is summarized below:

Effect of Correction
Increase
(decrease) in
Year Ended	net income
2001	$209
2002	4,675
2003	(11,475)
2004	391

Cumulative through December 31, 2004	$(6,200)

          This Amendment No. 1 includes changes in “Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures as of December 31, 2004. This restatement of our assessment results from a material weakness in our internal control over financial reporting related to our accounting for certain derivative financial instruments under SFAS 133. Specifically, TSFG’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. In addition TSFG did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133, or with a sufficient understanding of derivative instruments.
          The material weakness resulted in accounting errors, as TSFG determined that the hedge accounting treatment applied to certain interest rate swaps was not consistent with the documentation provisions of SFAS 133. As a result of not having the proper hedge documentation in place upon inception of the hedging relationship, TSFG was not able to apply hedge accounting under SFAS 133 in prior periods. As a result, the derivative instrument’s gain or loss has been included in noninterest income in derivative gains or losses, with no offsetting fair value adjustment for the hedged item, as would be the case with fair value hedge accounting treatment, and no fair value adjustment included in other comprehensive income, as would be the case with cash flow hedge accounting treatment. TSFG’s historical accounting for these items also reflected the exchange of interest payments related to the swap contracts in net interest income. However, these amounts have been reclassified as part of the gain or loss on derivative activities as a result of this restatement.
          TSFG is charged a fee in connection with its acquisition of brokered CDs. This fee is not paid for separately by TSFG to the CD broker, but rather is built in as part of the overall rate on the interest rate swap. In connection with the restatement,
 i

TSFG has determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD.
          We have implemented several important changes in our internal controls as of the date of this report to address the material weakness. However, we believe that additional time and testing are necessary before concluding that the material weakness has been fully remediated. See “Item 9A - Controls and Procedures.”
 ii

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
          TSFG began its operations in 1986 with the de novo opening of Carolina First Bank in Greenville. Its opening was undertaken, in part, in response to opportunities resulting from the takeovers of several South Carolina-based banks by larger southeastern regional bank holding companies in the mid-1980s. In the late 1990’s, TSFG perceived a similar opportunity in Florida where banking relationships were in a state of flux due to the acquisition of several larger Florida banks. In 1999, TSFG entered the Florida market with the same strategy of capitalizing on the environment created by these acquisitions.
          TSFG has pursued a strategy of growth through internal expansion and the acquisition of financial institutions and branch locations in selected market areas. TSFG seeks to expand selectively in fast-growing markets in the Southeast, concentrating its growth in metropolitan statistical areas (“MSAs”). TSFG has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies and other competitors. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers. Since inception, TSFG has consummated 19 acquisitions of financial institutions, five non-bank financial service companies, and two insurance agencies. Approximately 45% of TSFG’s total asset growth has come from acquisitions. TSFG expects to continue to seek similar acquisitions that fit its acquisition criteria. On October 27, 2004, TSFG signed a definitive agreement to acquire Pointe Financial Corporation (“Pointe”), which operates 10 branch offices in Dade, Broward, and Palm Beach counties in Florida and had approximately $413 million in total assets at December 31, 2004. This acquisition closed in the second quarter of 2005.
          At December 31, 2004 and 2003, TSFG had no non-consolidated special purpose entities.
Available Information
          All of TSFG’s electronic filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K and 10-K/A, Quarterly Reports on Form 10-Q and Form 10-Q/A, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. In addition, through this same link, TSFG makes available its Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and charters for Board Committees, including the Executive, Audit, Compensation, Nominating and Corporate Governance, and Capital and Risk Management Committees. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.
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
     Capital Adequacy
          TSFG. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “tier 1 capital,” principally consisting of common stockholders’ equity, non-cumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and mandatory redeemable preferred stock, less certain goodwill items. The remainder (tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies, including TSFG, are required to maintain a ratio of at least 4.0%. At December 31, 2004, TSFG’s capital levels exceeded both the risk-based capital guidelines and the applicable minimum leverage capital ratio.
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

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2004
Common stock price:
High	$32.61	$29.59	$30.18	$31.09
Low	27.95	26.41	25.85	27.00
Close	32.53	28.20	28.37	29.59
Cash dividend declared	0.16	0.15	0.15	0.15
Volume traded	16,947,410	20,775,558	24,615,808	17,570,520

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2003
Common stock price:
High	$29.58	$25.99	$25.38	$22.06
Low	24.50	22.90	21.60	19.25
Close	27.75	25.03	23.13	21.65
Cash dividend declared	0.15	0.14	0.14	0.14
Volume traded	22,312,042	10,205,766	12,528,964	11,949,964

Unregistered Sales of Securities
     None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

				Total Number	Maximum
				of Shares	Number of
				Purchased as	Shares that
				Part of Publicly	May Yet Be
	Total Number		Average Price	Announced	Purchased
	of Shares		Paid per	Plans or	Under Plans
Period	Purchased		Share	Programs	or Programs(2)
October 1, 2004 to October 31, 2004	8,074	(1)	$28.72	—	1,289,502
November 1, 2004 to November 30, 2004	3,448	(1)	31.68	—	1,289,502
December 1, 2004 to December 31, 2004	—		—	—	1,289,502

Total	11,522		$29.61	—	1,289,502

(1)	These shares were canceled in connection with option exercises. Pursuant to TSFG’s stock option plans, participants may exercise stock options by surrendering shares of TSFG common stock owned by the participants as payment of the option exercise price. Shares surrendered by participants are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs.

(2)	In February of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. In April of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. Neither of these stock repurchase programs has an expiration date and each respective program will expire upon completion of repurchases totaling the amount authorized to repurchase. At December 31, 2004, there are 289,502 shares remaining under the February 2003 authorization and 1 million shares under the April 2003 authorization.
               See Equity Compensation Plan Data in the Registrants’ Proxy Statement relating to the 2005 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 6. Selected Financial Data
          See Item 8, Consolidated Financial Statements and the accompanying notes for factors including but not limited to business combinations and accounting changes that affect the comparability of the information presented.
SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(dollars and shares (except per share data) in thousands)

							Five-Year
	Years Ended December 31,						Compound
	2004	2003	2002	2001			Growth Rate
	(Restated)	(Restated)	(Restated)	(Restated)	2000	1999	(Restated)
Income Statement Data
Net interest income	$335,841	$250,890	$210,143	$173,023	$167,111	$174,614	14.0%
Noninterest income	124,877	100,739	74,563	55,686	48,545	59,649	15.9

Total revenue	460,718	351,629	284,706	228,709	215,656	234,263	14.5

Provision for loan losses	34,987	20,581	22,266	22,045	23,378	18,273	13.9
Noninterest expenses	250,244	207,170	162,840	140,820	181,538	154,829	10.1
Income from continuing operations	119,998	83,583	65,239	41,819	6,989	40,450	24.3
Net income	119,508	83,583	63,833	42,101	6,989	40,450	24.2

Per Common Share Data
Basic:
Income from continuing operations	$1.86	$1.70	$1.56	$0.99	$0.16	$0.95	14.4%
Net income	1.85	1.70	1.53	1.00	0.16	0.95	14.3%
Diluted:
Income from continuing operations	1.81	1.66	1.53	0.98	0.16	0.93	14.2
Net income	1.80	1.66	1.49	0.98	0.16	0.93	14.1
Average common shares outstanding:
Basic	64,592	49,204	41,715	42,098	42,908	42,686	8.6
Diluted	66,235	50,328	42,715	42,824	43,551	43,618	8.7
Book value (December 31)	$19.56	$16.46	$13.76	$11.12	$11.04	$11.55	11.1
Market price (December 31)	32.53	27.75	20.66	17.75	13.25	18.25	12.3
Cash dividends declared	0.61	0.57	0.50	0.45	0.41	0.37	10.5

Balance Sheet Data (Year End)
Total assets	$13,798,205	$10,724,240	$7,939,310	$6,029,060	$5,220,554	$4,768,656	23.7%
Securities	4,310,088	4,007,571	2,572,186	1,643,395	899,544	964,146	34.9
Loans held for investment	8,107,757	5,732,205	4,434,011	3,730,250	3,722,552	3,246,129	20.1
Allowance for loan losses	96,918	73,287	70,275	44,587	43,024	33,756	23.5
Intangible assets	611,450	353,079	242,182	97,140	107,254	113,960	39.9
Deposits	7,670,944	6,032,238	4,585,927	3,604,664	3,894,662	3,481,651	17.1
Long-term debt	2,972,270	2,711,699	1,221,511	411,294	318,326	314,279	56.7
Shareholders’ equity	1,393,460	972,299	651,683	458,383	468,653	500,590	22.7

Balance Sheet Data (Averages)
Total assets	$12,208,069	$9,261,657	$6,496,692	$5,459,475	$5,032,700	$4,282,274	23.3%
Securities (excludes unrealized gains (losses) on available for sale securities)	4,158,202	3,471,324	1,850,798	1,125,602	875,876	711,276	42.4
Loans held for investment	6,909,545	4,864,168	3,969,786	3,759,786	3,545,336	3,045,913	17.8
Total earning assets	11,101,951	8,425,590	5,924,077	4,928,970	4,450,016	3,820,904	23.8
Deposits	6,899,366	5,144,412	3,852,776	3,687,822	3,699,553	3,373,282	15.4
Shareholders’ equity	1,164,004	709,791	499,579	484,022	479,800	483,214	19.2

Performance Ratios
Net interest margin (tax-equivalent)	3.06%	3.01%	3.59%	3.55%	3.81%	4.62%
Return on average assets	0.98	0.90	0.98	0.77	0.14	0.94
Return on average equity	10.27	11.78	12.78	8.70	1.46	8.37
Tangible equity to tangible assets	5.93	5.97	5.32	6.09	7.07	8.31

Asset Quality
Nonperforming assets	$55,976	$60,774	$74,186	$43,857	$21,514	$13,972	32.0
Nonperforming assets as a % of loans held for investment and foreclosed property	0.69%	1.06%	1.67%	1.17%	0.58%	0.43%
Net charge-offs to average loans held for investment	0.46	0.62	0.49	0.54	0.39	0.39
Allowance for loan losses as a % of loans held for investment	1.20	1.28	1.58	1.20	1.16	1.04

Operations Data
Branch offices	154	134	117	90	94	108
Employees (full-time equivalent)	2,308	1,918	1,700	1,346	1,374	1,514

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          On October 19, 2005, management and the Audit Committee of the Board of Directors of TSFG determined that TSFG must restate its previously issued financial statements for the first two quarters of 2005 and for the years ended December 31, 2004, 2003, and 2002 and restate financial information for the year ended December 31, 2001 and each of the quarters in 2003 and 2004, and that these previously issued financial statements should no longer be relied upon, as a result of accounting treatment for certain of its interest rate swaps associated with brokered certificates of deposits (“CDs”). On November 9, 2005, TSFG determined that it also did not qualify for the “short-cut” method of hedge accounting relating to its interest rate swaps associated with certain Federal Home Loan Bank (“FHLB”) advances and subordinated notes. TSFG is filing this Amendment No. 1 to Form 10-K for the year ended December 31, 2004 to amend and restate the financial statements and other information.
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
          TSFG is charged a fee in connection with its acquisition of brokered CDs. This fee is not paid for separately by TSFG to the CD broker, but rather is built in as part of the overall rate on the interest rate swap. In connection with the restatement, TSFG has determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. If the brokered CD is called prior to maturity, the remaining unamortized broker fee is expensed at that time. This change results in a reduction to the net interest margin and has the potential to add more volatility to the net interest margin in future periods. Gross fees on the brokered CDs since inception of the program in 2001 through December 31, 2004 were $15.8 million, and the remaining unamortized prepaid broker fees at December 31, 2004 were $9.2 million.
          As a result, the financial statements for all affected periods through December 31, 2004 reflect a cumulative charge of approximately $6.2 million (net of income taxes) to account for the interest rate swaps referred to above as if hedge accounting was never applied for them.
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
          TSFG is filing this Amendment No. 1 to Form 10-K for the year ended December 31, 2004 to reflect the proper accounting treatment. See Note 1 to Consolidated Financial Statements for effects of the restatement by line item for the periods covered in this Amendment No. 1 to Form 10-K for the year ended December 31, 2004.
          The effect of the restatement on earnings for affected periods is shown in the following table (dollars in thousands):

	Impact of Restatement on Income before Taxes			Impact of Restatement on Net Income
		Pre-Tax	% of Pre-Tax			% of Net
	Impact	Income	Income	After Tax	Net Income	Income
	to Income	before	before	Impact to	before	before
	before taxes	Restatement	Restatement	Net Income	Restatement	Restatement
Q1-01	$515	$13,195	3.90%	$330	$8,632	3.82%
Q2-01	(716)	15,193	(4.71)	(472)	9,644	(4.89)
Q3-01	2,181	17,631	12.37	1,396	11,000	12.69
Q4-01	(1,532)	19,377	(7.91)	(1,045)	12,616	(8.28)

2001	448	65,396	0.69	209	41,892	0.50

Q1-02	(527)	21,940	(2.40)	(358)	13,107	(2.73)
Q2-02	2,835	23,983	11.82	1,903	15,339	12.41
Q3-02	4,301	22,746	18.91	2,986	14,776	20.21
Q4-02	205	24,117	0.85	144	15,936	0.90

2002	6,814	92,786	7.34	4,675	59,158	7.90

Q1-03	(1,731)	30,967	(5.59)	(1,178)	20,045	(5.88)
Q2-03	(397)	34,852	(1.14)	(270)	22,699	(1.19)
Q3-03	(8,121)	34,018	(23.87)	(5,685)	23,893	(23.79)
Q4-03	(6,203)	40,493	(15.32)	(4,342)	28,421	(15.28)

2003	(16,452)	140,330	(11.72)	(11,475)	95,058	(12.07)

Q1-04	9,814	46,311	21.19	6,843	32,293	21.19
Q2-04	(23,340)	44,922	(51.96)	(15,580)	29,987	(51.96)
Q3-04	16,509	44,543	37.06	11,556	31,015	37.26
Q4-04	(3,760)	40,488	(9.29)	(2,428)	25,822	(9.40)

2004	(777)	176,264	(0.44)	391	119,117	0.33

Cumulative Impact through December 31, 2004	$(9,967)	$474,776	(2.10)%	$(6,200)	$315,225	(1.97)%

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

Overview
          Founded in 1986, TSFG is a financial holding company that operates primarily in fast-growing banking markets in the Southeast. TSFG had $13.8 billion in total assets with 154 branch offices in South Carolina, Florida, and North Carolina at December 31, 2004. TSFG operates primarily through two subsidiary banks:
•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, operates in South Carolina and North Carolina, and on the Internet under the brand name, Bank CaroLine; and

•	Mercantile Bank operates in the Jacksonville, Orlando, Tampa Bay, Gainesville, and Ft. Lauderdale Florida markets.
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
          Approximately 45% of TSFG’s total asset growth has come through acquisitions. TSFG will continue to consider acquisitions that meet its acquisition criteria of strategic franchise enhancement, accretion to cash operating earnings per share within 12 months, and consistency with TSFG’s three-year performance goals. In October 2004, TSFG announced a definitive agreement to acquire Pointe Financial Corporation (“Pointe”), a bank holding company headquartered in Boca Raton, Florida, which had approximately $413 million in assets at December 31, 2004. This acquisition closed in the second quarter of 2005.
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
          For 2004, net income totaled $119.5 million, up 43.0%, from $83.6 million for 2003. Gains on trading and derivative activities increased from $7.1 million in 2003 to $33.3 million in 2004 relating primarily to interest rate swaps on brokered CDs, FHLB borrowings and subordinated notes. See “Market Risk and Asset/Liability Management – Derivatives and Hedging Activities.” Additional reasons for the increased earnings include the 31.8% increase in average earning assets, driven by strong loan growth and increased investment securities, as well as the successful completion of two bank mergers in 2004. For 2004, net income per diluted share totaled $1.80, an 8.4% increase from $1.66 per diluted share for 2003. For the same period, average diluted shares outstanding increased 31.6%, principally as a result of the acquisitions of MountainBank Financial Corporation (“MBFC” or MountainBank”), CNB Florida and Florida Banks, and a common equity offering, which occurred in the fourth quarter of 2003.
          For 2004, net interest income, TSFG’s primary source of revenue, accounted for 72.9% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income for 2004 increased 33.9% over 2003, principally due to strong organic loan growth (which improved the earning asset mix), growth from acquisitions, and a five basis point increase in the net interest margin.
          TSFG believes that noninterest income, particularly fee income from providing other products and services, represents one of its best opportunities for revenue growth. Noninterest income increased to $124.9 million for 2004, up 24.0% from $100.7 million for 2003. The increase resulted from gains on trading and derivative activities, primarily relating to the interest rate swaps. Total gains on trading and derivative activities increased from $7.1 million in 2003 to $33.3 million in 2004. For 2004, noninterest income included $11.7 million in gains on available for sale securities (including equity investments), a $10.4 million other-than-temporary impairment of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation perpetual preferred stock, and a $2.4 million gain on disposition of land associated with a conservation grant, compared with $16.5 million in gains on available for sale securities (including equity investments) and a $601,000 gain on the sale of a branch office in 2003. Customer fee income (service charges on deposit accounts, debit card income, and customer service fee income), bank-owned life insurance, merchant processing income, and mortgage banking income are the primary operating components of noninterest income.

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
          At December 31, 2004, nonperforming assets as a percentage of loans held for investment and foreclosed property declined to 0.69% from 1.06% at December 31, 2003. TSFG’s nonperforming asset ratio improved each quarter since December 31, 2002. Net loan charge-offs as a percentage of average loans held for investment totaled 0.46% for 2004, down from 0.62% for 2003. Loan portfolio credit quality can significantly impact earnings. TSFG’s provision for loan losses increased to $35.0 million for 2004 from $20.6 million for 2003, primarily as a result of the increased provision associated with strong loan growth and higher charge-offs in the second half of 2004.
          TSFG gained core deposits and enhanced its deposit mix, reflecting acquisitions and successful sales and promotional campaigns. Average deposit transaction account balances increased 40.5% during 2004, driven by growth in money market and noninterest-bearing deposits. Average deposit transaction account balances as a percentage of average total deposits increased to 64.8% for 2004 from 61.9% for 2003. For 2004, organic transaction deposit growth, which excludes the net acquired transaction deposits, totaled 6.9%.
          TSFG’s tangible equity to tangible asset ratio decreased to 5.93% at December 31, 2004 from 5.97% at December 31, 2003, primarily due to an increase in the net unrealized loss on available for sale securities.
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
Table 1
Summary of Completed Acquisitions
(dollars in thousands)

					Purchase	Identifiable
	Acquisition	Total	Shares		Price Paid	Intangible
	Date	Assets (1)	Issued		in Cash	Assets (2)	Goodwill (2)
Bank Acquisitions
CNB Florida Lake City, Florida	07/16/04	$839,148	5,312,974		$—	$11,312	$117,164
Florida Banks Jacksonville, Florida	07/16/04	1,023,290	5,418,890		—	5,982	137,845
MountainBank Financial Corporation Hendersonville, North Carolina	10/03/03	943,394	5,485,293		—	12,113	87,622
Central Bank of Tampa Tampa, Florida	12/31/02	223,223	3,241,737		—	2,700	35,964
Rock Hill Bank & Trust Rock Hill Bank, South Carolina	10/31/02	204,815	430,017		—	1,204	26,154	(3)
Gulf West Banks, Inc. St. Petersburg, Florida	08/31/02	530,296	3,925,588		32,400	8,424	71,241

Insurance Agency/Other Acquisitions
Summit Title, LLC Hendersonville, North Carolina	04/12/04	86	8,371	(4)	—	55	129
Allied Assurance Columbia, South Carolina	09/22/03	95	3,950	(5)	—	—	128
American Pensions, Inc. Mount Pleasant, South Carolina	04/30/03	348	159,839		—	1,050	3,237
Gardner Associates, Inc. Columbia, South Carolina	09/20/02	1,312	249,011	(6)	—	1,521	2,175

(1)	Book value at the acquisition date.

(2)	Carrying amount (identifiable intangible assets are not reported net of accumulated amortization) at December 31, 2004.

(3)	TSFG acquired substantially all of the assets and liabilities. TSFG agreed to pay a cash earnout based on recoveries with respect to certain loans and net amounts recovered under RHBT Financial Corporation’s (“RHBT”) blanket bond insurance policy.

(4)	TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2005, 2006, 2007, and 2008, based on revenue retention and earnings achievement.

(5)	TSFG agreed to issue annual earnout shares, valued at the time of issuance at approximately $45,000, for each of August 31, 2005, 2006, and 2007, based on revenue retention.

(6)	Of this amount, up to 59,211 of these shares are subject to forfeiture back to TSFG if certain five-year financial performance targets are not met.
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
Table 2
Summary of Bank Acquisitions – Geographic Focus

		Number
	Acquisition	of
	Date	Branches	Geographic Focus
CNB Florida	07/16/04	16	Northeast and North Central Florida
Florida Banks	07/16/04	7	Tampa, Jacksonville, Alachua County (Gainesville), Broward County (Ft. Lauderdale), Pinellas County (Largo), Marion County (Ocala), and West Palm Beach
MountainBank Financial Corporation	10/03/03	19	Western North Carolina, including Asheville and Hendersonville
Central Bank of Tampa	12/31/02	5	Tampa, Florida
Rock Hill Bank & Trust	10/31/02	3	York County, South Carolina (Greater South Charlotte)
Gulf West Banks, Inc.	08/31/02	15	Tampa Bay area of Florida
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
     Pending Acquisition
          On October 27, 2004, TSFG signed a definitive agreement to acquire Pointe, a bank holding company headquartered in Boca Raton, Florida. At December 31, 2004, Pointe had total assets of approximately $413 million and operated primarily through its banking subsidiary, PointeBank, which had 10 Florida branches in Dade, Broward, and Palm Beach counties. At closing, TSFG will issue 2,554,022 shares of its common stock and $24.5 million in cash in exchange for all common stock and stock obligations of Pointe. This acquisition builds on TSFG’s existing Florida franchise, advancing efforts to expand in markets with favorable growth prospects. The transaction, which closed in the second quarter of 2005, was accounted for using the purchase method of accounting.
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
Balance Sheet Review
     Loans

          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At December 31, 2004, outstanding loans totaled $8.1 billion, which equaled 106% of total deposits and 59% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida. At December 31, 2004, less than 5% of the portfolio is unsecured. The portfolio contains no “highly leveraged transactions,” as defined by regulatory authorities.
          Loans held for investment increased $2.4 billion, or 41.4%, to $8.1 billion at December 31, 2004 from $5.7 billion at December 31, 2003. This increase included $1.4 billion in net acquired loans held for investment ($714.6 million from the acquisition of CNB Florida, $772.3 million from the acquisition of Florida Banks, $2.0 million from a branch acquisition, and $40.4 million sold in connection with the disposition of Community National Bank). For the same period, organic growth in loans held for investment, which excludes the net acquired loans held for investment, totaled 16.2%. Organic loan growth consisted primarily of commercial, indirect consumer and home equity loans. TSFG sells a substantial majority of its residential mortgage loans at origination in the secondary market. Loans held for sale decreased $8.3 million to $21.3 million at December 31, 2004 from $29.6 million at December 31, 2003, primarily related to lower mortgage originations.
          Table 3 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.
Table 3
Loan Portfolio Composition
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$1,584,198	$1,358,409	$913,368	$742,218	$561,360
Real estate—construction (1)	1,007,061	619,124	570,265	532,037	458,577
Real estate—residential mortgage (1-4 family)	1,278,310	940,744	643,941	551,119	890,693
Commercial secured by real estate (1)	3,109,242	2,146,650	1,765,103	1,400,466	1,348,604
Consumer	1,128,946	667,278	541,210	503,901	459,317
Lease financing receivables	—	—	124	509	4,001

Loans held for investment	8,107,757	5,732,205	4,434,011	3,730,250	3,722,552
Loans held for sale	21,302	29,619	67,218	6,513	12,630
Allowance for loan losses	(96,918)	(73,287)	(70,275)	(44,587)	(43,024)

Total net loans	$8,032,141	$5,688,537	$4,430,954	$3,692,176	$3,692,158

Percentage of Loans Held for Investment
Commercial, financial and agricultural	19.5%	23.7%	20.6%	19.9%	15.1%
Real estate—construction (1)	12.4	10.8	12.9	14.3	12.3
Real estate—residential mortgage (1-4 family)	15.8	16.4	14.5	14.8	23.9
Commercial secured by real estate (1)	38.4	37.5	39.8	37.5	36.2
Consumer	13.9	11.6	12.2	13.5	12.4
Lease financing receivables	—	—	—	—	0.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

Table 4
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Commercial Loans
Commercial and industrial	$2,077,646	$1,591,157	$1,178,955	$1,055,747	$807,973
Owner – occupied real estate (1)	825,582	634,604	733,819	627,412	577,552
Commercial real estate	3,246,729	2,071,242	1,420,252	1,085,750	1,101,580

	6,149,957	4,297,003	3,333,026	2,768,909	2,487,105

Consumer Loans
Indirect – sales finance	790,372	586,325	420,294	340,484	270,298
Direct retail	466,484	306,476	273,419	302,992	427,905
Home equity	535,988	384,037	243,648	151,570	141,914

	1,792,844	1,276,838	937,361	795,046	840,117

Mortgage Loans	164,956	158,364	163,624	166,295	395,330

Total loans held for investment	$8,107,757	$5,732,205	$4,434,011	$3,730,250	$3,722,552

Percentage of Loans Held for Investment
Commercial and industrial	25.6%	27.8%	26.6%	28.3%	21.7%
Owner – occupied real estate (1)	10.3	11.1	16.6	16.8	15.5
Commercial real estate	40.0	36.0	32.0	29.1	29.6
Consumer	22.1	22.3	21.1	21.3	22.6
Mortgage	2.0	2.8	3.7	4.5	10.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate-construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.
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
Table 5
Commercial Real Estate Loans
(dollars in thousands)

	December 31, 2004		December 31, 2003
		% of		% of
	Balance	Total	Balance	Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$545,533	16.8%	$360,173	17.4%
North Coastal South Carolina (Myrtle Beach)	376,494	11.6	286,251	13.8
Upstate South Carolina (Greenville)	358,693	11.0	321,401	15.5
Tampa Bay Florida	330,130	10.2	196,677	9.5
Midlands South Carolina (Columbia)	291,139	9.0	258,870	12.5
South Coastal South Carolina (Charleston)	264,178	8.1	198,419	9.6
Central Florida (Orlando)	245,398	7.6	221,172	10.7
Northeast Florida (Jacksonville)	244,989	7.5	80,474	3.9
Alachua Florida (Gainesville)	151,233	4.7	—	—
Greater South Charlotte South Carolina (Rock Hill)	110,965	3.4	87,567	4.2
North Central Florida	105,409	3.2	—	—
South Florida (Ft. Lauderdale)	102,969	3.2	—	—
Other (1)	119,599	3.7	60,238	2.9

Total commercial real estate loans	$3,246,729	100.0%	$2,071,242	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$965,838	29.7%	$463,984	22.4%
1-4 family residential investment property	328,558	10.1	140,917	6.8
Mixed use	313,612	9.7	219,232	10.6
Undeveloped land	301,165	9.3	154,384	7.5
Retail	266,584	8.2	131,716	6.4
Hotel/motel	242,525	7.5	239,266	11.5
Multi-family residential	171,929	5.3	110,085	5.3
Residential construction	152,988	4.7	156,592	7.5
Other (1)	503,530	15.5	455,066	22.0

Total commercial real estate loans	$3,246,729	100.0%	$2,071,242	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.

Note:	At December 31, 2004 and December 31, 2003, average loan size for commercial real estate loans totaled $370,000 and $324,000, respectively.

          Table 6 presents maturities of certain loan classifications based on collateral type at December 31, 2004. The table also provides the breakdown between those loans with a predetermined interest rate and those loans with a floating interest rate.
Table 6
Selected Loan Maturity and Interest Sensitivity
(dollars in thousands)

		Over One But	Over
	One Year	Less Than	Five
	or Less	Five Years	Years	Total
Commercial secured by real estate	$386,988	$847,179	$1,875,075	$3,109,242
Commercial, financial and agricultural	451,787	602,223	530,188	1,584,198
Real estate — construction	219,231	562,468	225,362	1,007,061
Total of loans with:
Floating interest rates	938,982	1,635,616	1,723,871	4,298,469
Predetermined interest rates	119,024	376,254	906,754	1,402,032
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
          At December 31, 2004, TSFG has set a house-lending limit of $25 million, significantly below the legal lending limit of both Carolina First Bank and Mercantile Bank. In accordance with TSFG’s lending policies, approval from the Board of Directors must be received in order for a lending commitment to be made in excess of $25 million. At December 31, 2004, TSFG has two relationships in excess of the house-lending limit of $25 million, which totaled $43.6 million and $29.1 million. The Board of Directors granted approval for both of these relationships. The 20 largest relationships have an aggregate outstanding principal balance of $251.5 million, or 3.1% of total loans held for investment, at December 31, 2004, down from 4.9% of total loans held for investment at December 31, 2003.
          At December 31, 2004, the loan portfolio included commitments totaling $376.5 million in “shared national credits” (multi-bank credit facilities of $20 million or more). Outstanding loan amounts under these commitments totaled $135.0 million. By policy, TSFG participates in shared national credits only if the borrower is headquartered or conducts business in our market, the borrower is in an industry familiar to us, we meet directly with the borrower to conduct our analysis, and the opportunity exists to establish an ongoing banking relationship with us. None of these credits were classified in the most recent report on shared national credits prepared by the regulatory agencies.
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
Table 8
Credit Quality Indicators
(dollars in thousands)

	December 31,
	2004		2003		2002		2001		2000
Loans held for investment	$8,107,757		$5,732,205		$4,434,011		$3,730,250		$3,722,552
Allowance for loan losses	96,918		73,287		70,275		44,587		43,024
Nonaccrual loans – commercial (1)	$38,015		$47,137		$61,206		$35,245		$17,240
Nonaccrual loans – consumer	2,312		2,686		2,384		3,643		1,173
Nonaccrual loans – mortgage loans (2)	4,755		—		—		—		—
Restructured loans	—		—		—		—		—

Total nonperforming loans	45,082		49,823		63,590		38,888		18,413
Foreclosed property (other real estate owned and personal property repossessions) (3)	10,894		10,951		10,596		4,969		3,101

Total nonperforming assets	$55,976		$60,774		$74,186		$43,857		$21,514

Loans past due 90 days or more (mortgage and consumer with interest still accruing) (2)	$3,764		$3,960		$5,414		$10,482		$10,682

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	0.69%		1.06%		1.67%		1.17%		0.58%

Allowance for loan losses to nonperforming loans	2.15	x	1. 47	x	1.11	x	1.15	x	2.34	x

(1)	At December 31, 2004, nonaccrual loans – commercial included $4.7 million in restructured loans.

(2)	Effective September 30, 2004, TSFG began placing residential mortgage loans in nonaccrual status when they become 150-days delinquent. Previously, these loans were not placed in nonaccrual status (unless impairment was evident), but any associated accrued interest was reserved. See (3) below.

(3)	At December 31, 2004, personal property repossessions totaled $652,000 and were included in nonperforming assets. Personal property repossessions totaled $1.0 million, $1.3 million, $2.7 million, and $1.7 million at December 31, 2003, 2002, 2001, and 2000, respectively, and were excluded from nonperforming assets.
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

Table 9
Summary of Loan Loss Experience
(dollars in thousands)

	At and For The Year Ended December 31,
	2004	2003	2002	2001	2000
Allowance for loan losses, beginning of year	$73,287	$70,275	$44,587	$43,024	$33,756
Purchase accounting acquisitions	20,682	12,690	22,973	—	—
Allowance adjustment for loans sold	(506)	—	(12)	(230)	(252)
Charge-offs:
Commercial, financial and agricultural	20,882	18,474	6,680	8,346	7,548
Real estate — construction	2,513	3,049	3,206	1,885	—
Secured by real estate	6,822	5,444	5,509	3,896	1,458
Consumer	6,786	7,657	8,161	9,027	6,617
Credit cards	—	—	—	—	450

Total loans charged-off	37,003	34,624	23,556	23,154	16,073

Recoveries:
Commercial, financial and agricultural	2,762	1,997	1,970	1,553	1,314
Real estate — construction	719	109	444	195	—
Secured by real estate	984	1,399	255	164	156
Consumer	1,006	860	1,348	990	627
Credit cards	—	—	—	—	118

Total loans recovered	5,471	4,365	4,017	2,902	2,215

Net charge-offs	31,532	30,259	19,539	20,252	13,858
Additions to reserve through provision expense	34,987	20,581	22,266	22,045	23,378

Allowance for loan losses, end of year	$96,918	$73,287	$70,275	$44,587	$43,024

Average loans held for investment	$6,909,545	$4,864,168	$3,969,786	$3,759,786	$3,545,336
Loans held for investment (period end)	8,107,757	5,732,205	4,434,011	3,730,250	3,722,552
Net charge-offs as a percentage of average loans held for investment	0.46%	0.62%	0.49%	0.54%	0.39%
Allowance for loan losses as a percentage of loans held for investment	1.20	1.28	1.58	1.20	1.16
Table 10
Composition of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Commercial, financial and agricultural	$20,077	$16,568	$15,831	$8,784	$6,935
Real estate — construction	12,763	7,551	9,883	6,292	5,622
Real estate — residential mortgage (1-4 family)	2,092	804	796	731	1,769
Commercial secured by real estate	39,404	26,182	30,589	16,562	16,539
Consumer	17,325	18,162	11,166	9,804	10,168
Unallocated	5,257	4,020	2,010	2,414	1,991

Total	$96,918	$73,287	$70,275	$44,587	$43,024

Note:	See Table 3 for composition of loan portfolio.
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

Table 11
Investment Securities Portfolio Composition
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Trading Account (at fair value)
U.S. Treasury	$—	$—	$5	$—	$—
U.S. Government agencies	—	460	345	1,142	4,610
State and municipal	—	20	—	435	360
Other investments	—	—	—	—	34

	—	480	350	1,577	5,004

Securities Available for Sale (at fair value)
U.S. Treasury	234,538	246,659	254,121	503,191	12,163
U.S. Government agencies	930,046	866,968	833,900	106,983	186,507
Mortgage-backed securities	2,502,440	2,375,557	1,193,080	817,237	507,817
State and municipals	272,535	127,181	56,402	12,092	12,409
Other investments:
Corporate bonds	141,970	148,517	77,707	69,127	49,509
Federal Home Loan Bank stock	72,733	50,411	42,990	23,690	26,200
Federal National Mortgage Association preferred stock	50,062	54,678	—	—	—
Community bank stocks	14,899	23,487	16,802	13,059	11,972
Federal Home Loan Mortgage Corp. preferred stock	11,990	12,130	—	—	—
NetBank, Inc. common stock	122	4,778	7,018	12,314	7,711
Other equity investments	3,508	5,628	6,924	3,293	2,485

	4,234,843	3,915,994	2,488,944	1,560,986	816,773

Securities Held to Maturity (at amortized cost)
U.S. Government agencies	—	—	—	—	2,650
State and municipal	75,145	90,745	82,789	80,729	75,015
Other investments	100	352	103	103	102

	75,245	91,097	82,892	80,832	77,767

Total	$4,310,088	$4,007,571	$2,572,186	$1,643,395	$899,544

          At December 31, 2004, TSFG’s investment securities portfolio declined to 31.2% of total assets from 37.4% at December 31, 2003. This decline is partially attributable to the July 2004 acquisitions. During 2004, loan growth outpaced deposit growth, and the resulting shortfall was funded with cash flows from the securities portfolio and increases in short-term borrowings.
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

Table 12
Investment Securities Maturity Schedule
(dollars in thousands)
Available for Sale – Fair Value

		After One	After Five		No
	Within	But Within	But Within	After	Contractual
	One Year	Five Years	Ten Years	Ten Years	Maturity	Total
U.S. Treasury	$—	$145,111	$89,427	$—	$—	$234,538
U.S. Government agencies	—	59,364	397,022	473,660	—	930,046
Mortgage-backed securities	534	277,560	618,346	1,606,000	—	2,502,440
State and municipal	16,883	135,047	108,070	12,535	—	272,535
Other investments (1)	—	51,440	61,882	29,164	152,798	295,284

	$17,417	$668,522	$1,274,747	$2,121,359	$152,798	$4,234,843

Weighted Average Yield
U.S. Treasury	—%	3.17%	4.11%	—%	—%	3.53%
U.S. Government agencies	—	4.12	4.44	5.60	—	5.01
Mortgage-backed securities	6.19	4.52	4.40	4.33	—	4.37
State and municipal	1.52	2.23	3.32	4.30	—	2.71
Other investments (1)	—	3.79	5.46	8.13	n/a	6.13

	2.07%	3.67%	4.34%	4.78%	—%	4.44%

Held to Maturity – Amortized Cost

State and municipal	$12,406	$39,152	$22,840	$747	$—	$75,145
Other investments	—	—	100	—	—	100

	$12,406	$39,152	$22,940	$747	$—	$75,245

Weighted Average Yield
State and municipal	2.63%	3.40%	3.76%	3.38%	—%	3.38%
Other investments	—	—	5.48	—	—	5.48

	2.63%	3.40%	3.77%	3.38%	—%	3.38%

(1)	Approximately $153 million of these securities have no contractual maturity or yield and accordingly are excluded from the “Other Investments” yield calculation, as well as the overall “Available for Sale” yield calculation.
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
Table 13
Types of Deposits
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)
Noninterest-bearing demand deposits	$1,237,877	$882,129	$743,174	$524,437	$488,323
Interest-bearing checking	816,933	699,956	679,747	618,236	591,371
Money market accounts	2,704,287	2,237,299	1,017,095	758,243	704,417
Savings accounts	192,769	159,013	156,204	112,227	116,165
Brokered deposits	1,216,872	701,451	538,288	141,695	99,167
Time deposits under $100,000	856,386	814,802	883,506	924,295	1,342,195
Time deposits of $100,000 or more	645,820	537,588	567,913	525,531	553,024

Total deposits	$7,670,944	$6,032,238	$4,585,927	$3,604,664	$3,894,662

Percentage of Deposits
Noninterest-bearing demand deposits	16.1%	14.6%	16.2%	14.6%	12.5%
Interest-bearing checking	10.6	11.6	14.8	17.2	15.2
Money market accounts	35.3	37.1	22.2	21.0	18.1
Savings accounts	2.5	2.7	3.4	3.1	3.0
Brokered deposits	15.9	11.6	11.7	3.9	2.5
Time deposits under $100,000	11.2	13.5	19.3	25.6	34.5
Time deposits of $100,000 or more	8.4	8.9	12.4	14.6	14.2

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

          At December 31, 2004, deposits were up $1.6 billion from December 31, 2003. This increase was primarily attributable to net acquired deposits ($755.6 million from the acquisition of CNB Florida, $855.0 million from the acquisition of and Florida Banks, $9.5 million from an August 2004 branch acquisition, and $60.0 million sold in connection with the disposition of Community National Bank), which accounted for 95.2% of the increase in deposits.
          The increase in deposits is partially due to an increase of $515.4 million in brokered deposits, which included a significant amount of brokered deposits acquired with the acquisition of Florida Banks. TSFG utilizes these funds as an alternative funding source while continuing its efforts to maintain and grow its retail deposit base.
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
          Table 18 in “Results of Operations – Net Interest Income” details average balances for the deposit portfolio for both 2004 and 2003. During 2004, average money market accounts increased $899.0 million, or 55.7%, and average noninterest demand deposits increased $270.2 million, or 35.2%. On average, time deposits increased $466.9 million, or 23.8%, which included a $431.9 million increase in average brokered certificates of deposit.
          As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts (i.e., noninterest-bearing, interest-bearing checking, money market, and savings accounts). For 2004, transaction accounts made up 64.8% of average deposits, compared with 61.9% for 2003. These trends reflect TSFG’s efforts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, and deposit campaigns are expected to play an integral part in achieving this goal.
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
Table 14
Maturity Distribution of Time Deposits of $100,000 or More
(dollars in thousands)

Three months or less	$32,079
Over three through six months	53,140
Over six through twelve months	224,174
Over twelve months	336,427

Total outstanding	$645,820

     Borrowed Funds
          Table 15 shows the breakdown of total borrowings by type
Table 15
Type of Borrowings
(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,583,495	$834,866	$1,110,840	$1,269,538	$232,110
FHLB advances	—	—	29,600	98,000	203,000
Commercial paper	29,405	36,949	37,609	26,902	7,641
Treasury, tax and loan note	14,111	11,781	14,444	25,060	9,366
Lines of credit and other	—	7,349	—	—	15,000

	1,627,011	890,945	1,192,493	1,419,500	467,117

Long-Term Borrowings
Repurchase agreements	1,665,134	1,494,800	400,000	—	—
FHLB advances	1,057,167	989,500	806,920	371,290	278,620
Subordinated notes	155,695	135,075	11,000	37,344	36,728
Mandatory redeemable preferred stock of subsidiary	89,800	89,800	—	—	—
Employee stock ownership plan note payable	800	1,100	1,400	1,675	1,975
Note payable	900	927	968	985	1,003
Purchase accounting premiums, net of amortization	2,774	497	1,223	—	—

Total long-term debt	2,972,270	2,711,699	1,221,511	411,294	318,326
Debt associated with trust preferred securities	—	—	95,500	31,000	—

Total long-term borrowings	2,972,270	2,711,699	1,317,011	442,294	318,326

Total borrowings	$4,599,281	$3,602,644	$2,509,504	$1,861,794	$785,443

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
Table 16
Short-Term Borrowings
(dollars in thousands)

	Maximum				Interest
	Outstanding				Rate at
	at any	Average	Average	Ending	Year
Year Ended December 31,	Month End	Balance	Interest Rate	Balance	End
2004
Federal funds purchased and repurchase agreements	$1,715,306	$1,275,936	1.37%	$1,583,495	2.14%
FHLB advances	205,000	17,084	0.56	—	—
Treasury, tax and loan note	110,377	17,740	0.43	14,111	1.75
Commercial paper	39,743	38,321	2.86	29,405	2.79
Line of credit to unaffiliated bank and other	7,349	1,249	5.53	—	—

		$1,350,330	1.40%	$1,627,011	2.15%

2003
Federal funds purchased and repurchase agreements	$1,062,102	$886,480	1.14%	$834,866	0.96%
FHLB advances	5,000	2,292	4.25	—	—
Treasury, tax and loan note	18,387	7,155	0.57	11,781	0.57
Commercial paper	39,431	37,880	3.02	36,949	2.81
Line of credit to unaffiliated bank and other	7,350	1,837	3.03	7,349	2.85

		$935,644	1.22%	$890,945	1.05%

2002
Federal funds purchased and repurchase agreements	$1,521,495	$1,365,117	1.46%	$1,110,840	1.30%
FHLB advances	29,600	22,936	2.80	29,600	1.73
Treasury, tax and loan note	25,697	13,412	0.99	14,444	0.99
Commercial paper	40,559	36,233	3.62	37,609	3.18

		$1,437,698	1.53%	$1,192,493	1.37%

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

     Environmental Remediation Costs
          TSFG acquired the former Beacon Manufacturing Company facility (“Beacon property”) in Swannanoa, North Carolina on October 3, 2003 as part of its acquisition of MBFC. MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. Demolition, removal, and disposal of the debris in accordance with all state and federal regulatory guidelines are now complete. In addition, clean up of the oil spill, including releases to the adjacent Swannanoa River, is substantially completed. TSFG continues to investigate, and if necessary remediate, any additional related environmental impacts and soil and groundwater contamination attributable to the facility. The environmental remediation liability, included in other liabilities, totaled $660,000 at December 31, 2004 and was based on available information. TSFG continues to evaluate the reserve level and may make adjustments as more information becomes known. There can be no guarantee that any liability or costs arising out of this matter will not exceed any established reserves and impact earnings. The related estimated net realizable value of the other real estate owned is included in other assets and totaled $300,000 at December 31, 2004. TSFG entered into a contract to sell the Beacon property to an independent third party, however this transaction is contingent upon the purchaser conducting normal and customary due diligence and environmental review.
     Capital Resources and Dividends
          Total shareholders’ equity amounted to $1.4 billion, or 10.1% of total assets, compared with $972.3 million, or 9.1% of total assets, at December 31, 2003. Shareholders’ equity increased during 2004 primarily from the issuance of common stock for the CNB Florida and Florida Banks acquisitions, as well as the retention of earnings. Cash dividends paid and the increase in unrealized loss in the available for sale investment portfolio partially offset these increases. TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization.
          TSFG’s unrealized loss on securities, net of tax, which is included in accumulated other comprehensive loss, was $18.5 million as of December 31, 2004 compared with $7.1 million at December 31, 2003. For discussion on the primary reasons for the unrealized decline in the market value of available for sale securities, see “Securities.”
          Book value per share at December 31, 2004 and 2003 was $19.56 and $16.46, respectively. Tangible book value per share at December 31, 2004 and 2003 was $10.98 and $10.48, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.
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

Table 17
Capital Ratios

	December 31, 2004	Well Capitalized
	(Restated)	Requirement
TSFG
Total risk-based capital	11.14%	n/a
Tier 1 risk-based capital	9.47	n/a
Leverage ratio	7.34	n/a

Carolina First Bank
Total risk-based capital	11.20%	10.0%
Tier 1 risk-based capital	8.77	6.0
Leverage ratio	6.31	5.0

Mercantile Bank
Total risk-based capital	11.79%	10.0%
Tier 1 risk-based capital	8.47	6.0
Leverage ratio	7.23	5.0
          On November 10, 2004, TSFG filed a “universal shelf” registration statement registering up to $750.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. No securities have been offered or sold under this shelf registration to date.
          On November 12, 2003, TSFG completed a common stock offering, selling 6,325,000 shares at a gross offering price of $27.00 per share. This common stock offering generated proceeds to TSFG of $161.1 million, net of issuance costs for underwriting and expenses. TSFG used some of the net proceeds to increase the capital at TSFG’s subsidiary banks and for general corporate purposes. These funds were also used to support growth. At December 31, 2004, TSFG’s tangible equity to tangible asset ratio was at 5.93%, a decline from 5.97% at December 31, 2003, due to the acquisitions of CNB Florida and Florida Banks (and the associated impact on total assets, intangibles, and equity) and the increase in the unrealized loss on available for sale securities.
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
          TSFG, through a real estate investment trust subsidiary, had 898 mandatory redeemable preferred shares outstanding at December 31, 2004 with a stated value of $100,000 per share. At December 31, 2004, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.9 million. Under Federal Reserve Board guidelines, $25.3 million, net of issuance costs, qualified as tier 1 capital, and $61.8 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.
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

Table 18
Comparative Average Balances — Yields and Costs
(dollars in thousands)

	Years Ended December 31,
	2004 (Restated)			2003 (Restated)			2002 (Restated)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans (1)	$6,927,336	$376,742	5.44%	$4,915,437	$280,609	5.71%	$4,008,094	$260,718	6.50%
Investment securities, taxable (2)	3,876,099	157,171	4.05	3,334,410	128,060	3.84	1,757,344	87,554	4.98
Investment securities, nontaxable (2)(3)	282,103	12,446	4.41	136,914	7,661	5.60	93,454	6,719	7.19
Federal funds sold and interest— bearing bank balances	16,413	229	1.40	38,829	479	1.23	65,185	1,100	1.69

Total earning assets	11,101,951	546,588	4.92	8,425,590	416,809	4.95	5,924,077	356,091	6.01

Non-earning assets	1,106,118			836,067			572,615

Total assets	$12,208,069			$9,261,657			$6,496,692

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$735,461	$3,641	0.50%	$645,836	$3,824	0.59%	$604,714	$6,718	1.11%
Savings	183,403	633	0.35	154,202	674	0.44	123,855	846	0.68
Money market	2,513,187	41,031	1.63	1,614,190	26,775	1.66	806,964	13,488	1.67
Time deposits	2,429,133	79,563	3.28	1,962,227	64,833	3.30	1,755,861	69,915	3.98

Total interest-bearing deposits	5,861,184	124,868	2.13	4,376,455	96,106	2.20	3,291,394	90,967	2.76
Borrowings	4,034,522	81,523	2.02	3,262,645	67,132	2.06	2,005,513	52,629	2.62

Total interest-bearing liabilities	9,895,706	206,391	2.09	7,639,100	163,238	2.14	5,296,907	143,596	2.71

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,038,182			767,957			561,382
Other noninterest-bearing liabilities	110,177			101,911			76,447

Total liabilities	11,044,065			8,508,968			5,934,736
Minority interest in consolidated subsidiary (4)	—			42,898			62,377
Shareholders’ equity	1,164,004			709,791			499,579

Total liabilities and shareholders’ equity	$12,208,069			$9,261,657			$6,496,692

Net interest income (tax-equivalent)		$340,197	3.06%		$253,571	3.01%		$212,495	3.59%
Less: tax-equivalent adjustment (3)		4,356			2,681			2,352

Net interest income		$335,841			$250,890			$210,143

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized gain or loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends. Effective July 1, 2003, in accordance with the adoption of SFAS 150, TSFG reclassified these amounts to long-term debt.

Note:	Average balances are derived from daily balances.

Table 19
Rate/Volume Variance Analysis (Restated)
(dollars in thousands)

	2004 Compared to 2003			2003 Compared to 2002
	Total	Change in	Change	Total	Change in	Change
	Change	Volume	in Rate	Change	Volume	in Rate
Earning assets
Loans	$96,133	$109,980	$(13,847)	$19,891	$54,332	$(34,441)
Investment securities, taxable	29,111	21,668	7,443	40,506	64,230	(23,724)
Investment securities, nontaxable	4,785	6,691	(1,906)	942	2,655	(1,713)
Federal funds sold and interest-bearing bank balances	(250)	(335)	85	(621)	(375)	(246)

Total interest income	129,779	138,004	(8,225)	60,718	120,842	(60,124)

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	(183)	491	(674)	(2,894)	430	(3,324)
Savings	(41)	115	(156)	(172)	177	(349)
Money market	14,256	14,684	(428)	13,287	13,390	(103)
Time deposits	14,730	15,298	(568)	(5,082)	7,646	(12,728)

Total interest-bearing deposits	28,762	30,588	(1,826)	5,139	21,643	(16,504)
Borrowings	14,391	15,617	(1,226)	14,503	27,692	(13,189)

Total interest expense	43,153	46,205	(3,052)	19,642	49,335	(29,693)

Net interest income	$86,626	$91,799	$(5,173)	$41,076	$71,507	$(30,431)

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.
          Fully tax-equivalent net interest income increased by $86.6 million, or 34.2%, in 2004 compared to 2003. This increase was attributable to a 31.8% increase in average earning assets and a five basis point increase in the net interest margin. The increase in average earning assets was principally from strong organic loan growth, bank acquisitions, and higher investment securities. Comparing 2004 to 2003, average loans increased $2.0 billion, or 40.9%, resulting from both internally generated loans as well as the loans that were added from the bank acquisitions. The MountainBank acquisition, which closed October 3, 2003, added approximately $877.7 million in earning assets including $772.8 million in loans. The CNB Florida and Florida Banks acquisitions, which closed July 16, 2004, added approximately $1.7 billion in earning assets, including $1.5 billion in loans. TSFG increased its investment portfolio to leverage available capital and to manage the interest rate and prepayment risks associated with the acquisitions of CNB Florida, Florida Banks and MountainBank. For 2004, interest income from securities represented approximately 30% of TSFG’s total interest income. Fully tax-equivalent net interest income increased by $41.1 million, or 19.3%, in 2003 compared to 2002.
          The net interest margin, which increased to 3.06% in 2004 from 3.01% in 2003, also contributed to the increase in net interest income. Average loans increased to 62.4% of average earning assets in 2004 from 58.3% in 2003. This increase was primarily due to the decline in the level of the securities portfolio as a percentage of total assets, as higher yielding loans replaced security balances. The average securities portfolio yield increased to 4.08% from 3.91% and also contributed to TSFG’s improved net interest margin in 2004 compared to 2003. This improved yield was due in part to a $6.5 million decrease in MBS premium amortization when comparing these same periods (see “Securities” for additional details). The net interest margin declined to 3.01% in 2003 from 3.59% in 2002 as a result of a 106 basis point drop in earning asset yields compared to a drop of only 57 basis points in the cost of interest-bearing deposits and borrowings. Fully tax-equivalent net interest income increased from $212.5 million in 2002 to $253.6 million in 2003 due to a 42.2% increase in average earning assets, partially offset by the decrease in net interest margin.
          The Federal Reserve increased the federal funds target rate by 25 basis points five times from June 30, 2004 to December 31, 2004, following a three-year period of declining rates. At December 31, 2004, adjustable rate loans constitute 64.3% of the loan portfolio and 79.9% of these loans reprice immediately following an interest rate change by the Federal Reserve. The funding source changes take slightly more time to filter into the net interest margin, primarily as a result of the timed maturities of certificates of deposit and borrowings.

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
          Average total deposits increased by $1.8 billion, or 34.1%, during 2004 compared with 2003. The growth in deposits was driven by growth in money market and noninterest-bearing deposits generated through sales referrals and targeted deposit promotions. In addition, TSFG acquired $778.3 million in deposits from MountainBank on October 3, 2003 and $1.6 billion from the CNB Florida and Florida Banks acquisitions on July 16, 2004. For 2004, average time deposits increased $466.9 million, or 23.8%, which includes a $431.9 million increase in average brokered deposits.
          Average borrowings increased by $771.9 million, or 23.7%, during 2004 compared with 2003, due to increases in repurchase agreements and federal funds purchased. These borrowings were used to fund the growth in earning assets. This increase in average borrowings followed a 62.7% increase during 2003 compared with 2002.
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
Table 20
Components of Noninterest Income
(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Service charges on deposit accounts	$36,332	$30,856	$23,410
Debit card income	4,211	2,370	1,425
Customer service fee income	2,956	2,240	1,705

Total customer fee income	43,499	35,466	26,540

Brokerage income	4,722	5,181	3,359
Trust income	3,779	3,283	3,064

Total brokerage and trust income	8,501	8,464	6,423

Bank-owned life insurance	11,215	8,320	7,429
Merchant processing fees	8,653	7,214	5,908
Mortgage banking income	6,106	10,481	5,144
Insurance income	4,520	3,565	1,698
Gain on trading and derivative activities	33,319	7,092	13,989
Impairment of perpetual preferred stock	(10,367)	—	—
Gain on available for sale securities	6,998	11,080	2,985
Gain on equity investments	4,723	5,376	3,135
Gain on disposition of assets and liabilities	2,350	601	—
Other	5,360	3,080	1,312

Total noninterest income	$124,877	$100,739	$74,563

Total noninterest income as a percentage of total revenue (1)	27.1%	28.6%	26.2%

(1)	Calculated as noninterest income, divided by the sum of net interest income and noninterest income.
          Total customer fee income rose 22.6% in 2004 compared with 2003. This increase followed a 33.6% increase in 2003 compared with 2002. Service charges on deposit accounts, the largest component of customer fee income, rose 17.7% in 2004. This increase followed a 31.8% increase in 2003. The increase was primarily attributable to increasing transaction accounts, including cash management, and improving collection of fees. Average balances for deposit transaction accounts, which impact service charges, increased 40.5% for 2004.
          In 2004, brokerage income decreased 8.9%, due to higher than normal levels in 2003. This follows a 54.2% increase in 2003, primarily from the addition of brokers. Trust income increased $496,000, or 15.1% in 2004. At December 31, 2004 and 2003, the market values of assets administered by the trust department totaled $823.3 million and $759.3 million, respectively.
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
Table 21
Components of Mortgage Banking Income
(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Origination income and secondary marketing operations	$6,833	$12,734	$8,936
Mortgage servicing loss, net of related amortization and subservicing payments	(936)	(2,235)	(2,696)
Loss on sale of portfolio mortgage loans	—	—	(393)
Recovery (impairment) on mortgage servicing rights	209	(18)	(703)

Total mortgage banking income	$6,106	$10,481	$5,144

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
          TSFG’s mortgage banking strategy is to sell most of the loans it originates in the secondary market with servicing rights released. At December 31, 2004, TSFG’s servicing portfolio included 2,510 loans having an aggregate principal balance of $155.2 million, down from $229.3 million at December 31, 2003. The servicing portfolio decline accelerated in 2003 due to prepayments of loans from increased refinancing as a result of lower rates.
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
          TSFG uses derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in volatility in realized gains and losses on trading and derivative activities. The gain on trading and derivative activities totaled $33.3 million and $7.1 million in 2004 and 2003, respectively. In 2002 a gain totaling $14.0 million was recognized. These gains include the net cash settlement on the interest rate swaps in addition to the changes in fair value. See “Market Risk and Asset/Liability Management – Derivatives and Hedging Activities.”
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
Table 22
Components of Noninterest Expenses
(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Salaries and wages	$89,141	$78,243	$58,688
Employee benefits	29,269	22,535	16,430
Occupancy	21,878	18,925	15,238
Furniture and equipment	20,938	17,922	15,341
Professional fees	8,206	6,479	5,289
Merchant processing expense	6,811	5,622	4,767
Telecommunications	4,834	4,815	3,564
Amortization of intangibles	6,043	3,433	1,519
Merger-related costs	7,866	5,127	6,664
Employment contract payments	1,080	512	1,846
Impairment (recovery) loss from write-down of assets	(277)	268	1,449
Conservation grant of land	3,350	—	—
Loss on early extinguishment of debt	1,429	2,699	354
Other	49,676	40,590	31,691

Total noninterest expenses	$250,244	$207,170	$162,840

Efficiency ratio (1)	54.3%	58.9%	57.2%

(1)	Calculated as noninterest expenses, divided by the sum of net interest income and noninterest income.
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
     Income Taxes
          The effective income tax rate as a percentage of pretax income was 31.6% in 2004, 30.9% in 2003, and 31.2% in 2002. The blended statutory federal and state income tax rate was approximately 37.0% during all three periods. TSFG anticipates the effective income tax rate to increase to between 34% and 35% for 2005.
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
Table 23
Net Interest Income at Risk Analysis

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Net Interest Income
2.00%	(0.86)%
1.00	(0.11)
Flat	—
(1.00)	(3.65)
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
Table 24
Economic Value of Equity Risk Analysis

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Economic Value of Equity
2.00%	0.78%
1.00	1.18
Flat	—
(1.00)	(4.72)
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

Table 25
Interest Sensitivity Gap Analysis (Restated)
(dollars in thousands)

	0-3	4-12	One to	After
	Months	Months	Three Years	Three Years	Total
Interest-Sensitive Assets
Earning assets
Loans	$5,300,099	$792,083	$1,280,730	$756,147	$8,129,059
Investment securities (1)	666,703	727,902	642,652	2,302,355	4,339,612
Federal funds sold and interest-bearing bank balances	4,669	—	—	—	4,669

Total earning assets	$5,971,471	$1,519,985	$1,923,382	$3,058,502	$12,473,340

Interest-Sensitive Liabilities
Liabilities
Interest-sensitive liabilities
Interest-bearing deposits
Interest checking	$—	$245,080	$285,927	$285,926	$816,933
Savings	—	19,277	96,384	77,108	192,769
Money market	2,335,975	151,658	108,327	108,327	2,704,287
Time deposits	704,636	1,457,642	357,532	199,268	2,719,078

Total interest-bearing deposits	3,040,611	1,873,657	848,170	670,629	6,433,067
Noninterest-bearing deposits (2)	—	123,788	618,938	495,151	1,237,877
Borrowings	3,991,771	80,339	124,072	403,099	4,599,281

Total interest-sensitive liabilities	7,032,382	2,077,784	1,591,180	1,568,879	12,270,225

Periodic interest-sensitive gap	$(1,060,911)	$(557,799)	$332,202	$1,489,623	$203,115

Cumulative interest-sensitive gap	$(1,060,911)	$(1,618,710)	$(1,286,508)	$203,115	$—

(1)	Investment securities exclude the unrealized loss on available for sale securities of $29.5 million.

(2)	Noninterest-bearing deposits respond in part to changes in interest rates.
          As indicated in Table 25, as of December 31, 2004, on a cumulative basis through twelve months, rate-sensitive liabilities exceeded rate-sensitive assets, resulting in a liability-sensitive position of $1.62 billion, or 11.73% of total assets. This static gap liability-sensitive position resulted primarily from the increase in adjustable rate borrowings which primarily reprice on a quarterly basis.
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
          TSFG uses interest rate swaps, futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. For 2004 and 2003, gains on trading and derivative activities totaled $33.3 million and $7.1 million, respectively, due primarily to the impact of the interest rate swaps. See Note 1 to the Consolidated Financial Statements.
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
Table 26
Contractual Obligations (Restated)
(dollars in thousands)

	Payments Due by Period
		Less
		than 1	1-3	4-5	After 5
	Total	Year	Years	Years	Years
Time deposits	$2,719,078	$1,234,479	$333,514	$241,887	$909,198
Short-term borrowings	1,627,011	1,627,011	—	—	—
Long-term debt	2,969,496	9,335	247,713	1,232,900	1,479,548
Operating leases	122,804	11,061	21,265	18,174	72,304

Total contractual cash obligations	$7,438,389	$2,881,886	$602,492	$1,492,961	$2,461,050

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
          The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of December 31, 2004, totaled $1.1 billion. At December 31, 2004, the Subsidiary Banks had $1.5 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered certificates of deposit, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At December 31, 2004, the Subsidiary Banks had unused short-term lines of credit totaling $536.6 million (which are withdrawable at the lender’s option).
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
     Accounting for Certain Loans or Debt Securities Acquired in a Transfer
          Effective January 1, 2005, TSFG adopted SOP No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. The initial adoption of this issue did not have an impact on the financial condition or results of operations of TSFG. TSFG is in the process of evaluating the impact relating to its pending acquisition of Pointe.
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

Item 8. Financial Statements and Supplementary Data
MANAGEMENT’S STATEMENT OF FINANCIAL RESPONSIBILITY
          Management of The South Financial Group, Inc. (“TSFG”) and subsidiaries is committed to quality customer service, enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. The statements include amounts that are based on management’s best estimates and judgments. Other financial information in this report is consistent with the Consolidated Financial Statements. Both the Chief Executive Officer and the Chief Financial Officer have certified that TSFG’s 2004 Annual Report on Form 10-K/A fully complies with the applicable sections of the Securities Exchange Act of 1934 and that the information reported therein fairly represents, in all material respects, the financial position and results of operations of TSFG.
          In meeting its responsibility, management relies on its internal control structure that is supplemented by a program of internal audits. The internal control structure is designed to provide reasonable assurance that financial records are reliable for preparing financial statements and maintaining accountability for assets, and that assets are safeguarded against unauthorized use or disposition. See “Management’s Report on Internal Control over Financial Reporting (Revised)” that follows for additional discussion.
          KPMG LLP, an independent registered public accounting firm, audited TSFG’s Consolidated Financial Statements and the effectiveness of TSFG’s internal control over financial reporting in accordance with standards of the Public Company Accounting Oversight Board (United States). KPMG LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of TSFG. The Consolidated Financial Statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.
          The Audit Committee, composed entirely of independent directors, meets periodically with management, TSFG’s internal auditors and KPMG LLP (separately and jointly) to discuss audit, financial reporting and related matters. KPMG LLP and the internal auditors have direct access to the Audit Committee.

Mack I. Whittle, Jr.	Timothy K. Schools
President and	Executive Vice President
Chief Executive Officer	and Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (Restated)
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
          TSFG’s management assessed the effectiveness of TSFG’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 9, 2005, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequently, management identified the following material weakness in internal control over financial reporting as of December 31, 2004:
          TSFG had ineffective policies and procedures related to the accounting for certain derivative financial instruments in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Specifically, TSFG’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. In addition TSFG did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133, or with a sufficient understanding of derivative instruments. This material weakness has resulted in the restatement of TSFG’s financial statements for the years ended December 31, 2004, 2003 and 2002 and the restatement of financial information for the year ended December 31, 2001 and each of the quarters in 2003 and 2004.
          As a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2004.
          TSFG’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our revised assessment of our internal control over financial reporting as of December 31, 2004. This report “Report of Independent Registered Public Accounting Firm” appears on pages 53 and 54.

Mack I. Whittle, Jr.	Timothy K. Schools
President and	Executive Vice President
Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The South Financial Group, Inc.:
          We have audited management’s restated assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Restated) that The South Financial Group, Inc. (“TSFG”, “the Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TSFG’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, TSFG had ineffective policies and procedures to account for certain derivative financial instruments under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Specifically, TSFG’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. In addition, TSFG did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133, or with sufficient understanding of derivative instruments. This material weakness has resulted in the restatement of the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002 and the restatement of financial information for the year ended December 31, 2001 and each of the quarters in 2003 and 2004.
          As stated in the fifth paragraph of Management’s Report on Internal Control over Financial Reporting (Restated), management’s assessment of the effectiveness of TSFG’s internal control over financial reporting has been revised.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The South Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 Consolidated Financial Statements (as restated), and this report does not affect our report dated March 9, 2005, except as to the restatement discussed in note 1 to the Consolidated Financial Statements, which is as of November 21, 2005, which expressed an unqualified opinion on those Consolidated Financial Statements.
          In our opinion, management’s restated assessment that TSFG did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, TSFG has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Greenville, South Carolina
March 9, 2005, except as to the third through fifth paragraphs of Management’s Report on Internal Control over Financial Reporting (Restated), which are as of November 21, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The South Financial Group, Inc.:
          We have audited the accompanying consolidated balance sheets of The South Financial Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
          In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The South Financial Group. Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
          As discussed in Note 1 to the Consolidated Financial Statements, the Consolidated Financial Statements have been restated.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005, except as to the third through fifth paragraphs of Management’s Report on Internal Control Over Financial Reporting (Restated), which are as of November 21, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
Greenville, South Carolina
March 9, 2005, except as to the restatement discussed in Note 1 to the Consolidated Financial Statements which is as of November 21, 2005

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2004	2003
	(Restated)	(Restated)
Assets
Cash and due from banks	$199,847	$184,057
Interest-bearing bank balances	4,669	2,048
Federal funds sold	—	137
Securities
Trading	—	480
Available for sale	4,234,843	3,915,994
Held to maturity (market value $76,552 in 2004 and $93,188 in 2003)	75,245	91,097

Total securities	4,310,088	4,007,571

Loans
Loans held for sale	21,302	29,619
Loans held for investment	8,107,757	5,732,205
Allowance for loan losses	(96,918)	(73,287)

Net loans	8,032,141	5,688,537

Premises and equipment, net	170,648	142,705
Accrued interest receivable	65,174	48,365
Goodwill	571,853	324,495
Other intangible assets	39,597	28,584
Other assets	404,188	297,741

	$13,798,205	$10,724,240

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$1,237,877	$882,129
Interest-bearing	6,433,067	5,150,109

Total deposits	7,670,944	6,032,238
Federal funds purchased and repurchase agreements	1,583,495	834,866
Other short-term borrowings	43,516	56,079
Long-term debt	2,972,270	2,711,699
Accrued interest payable	31,943	24,520
Other liabilities	102,577	92,539

Total liabilities	12,404,745	9,751,941

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 71,252,346 shares in 2004 and 59,064,375 shares in 2003	71,252	59,064
Surplus	1,056,185	712,788
Retained earnings	288,002	210,087
Guarantee of employee stock ownership plan debt and nonvested restricted stock	(3,483)	(2,494)
Common stock held in trust for deferred compensation	(901)	(151)
Deferred compensation payable in common stock	901	151
Accumulated other comprehensive loss, net of tax	(18,496)	(7,146)

Total shareholders’ equity	1,393,460	972,299

	$13,798,205	$10,724,240

See notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Interest Income
Interest and fees on loans	$376,742	$280,609	$260,718
Interest and dividends on securities:
Taxable	157,171	128,060	87,554
Exempt from federal income taxes	8,090	4,980	4,367

Total interest and dividends on securities	165,261	133,040	91,921
Interest on short-term investments	229	479	1,100

Total interest income	542,232	414,128	353,739

Interest Expense
Interest on deposits	124,868	96,106	90,967
Interest on short-term borrowings	18,908	11,419	21,975
Interest on long-term debt	62,615	55,713	30,654

Total interest expense	206,391	163,238	143,596

Net Interest Income	335,841	250,890	210,143
Provision for Loan Losses	34,987	20,581	22,266

Net interest income after provision for loan losses	300,854	230,309	187,877
Noninterest Income	124,877	100,739	74,563
Noninterest Expenses	250,244	207,170	162,840

Income before income taxes, minority interest, discontinued operations, and cumulative effect of change in accounting principle	175,487	123,878	99,600
Income taxes	55,489	38,283	31,111

Income before minority interest, discontinued operations, and cumulative effect of change in accounting principle	119,998	85,595	68,489
Minority interest in consolidated subsidiary, net of income tax	—	(2,012)	(3,250)

Income from continuing operations	119,998	83,583	65,239
Discontinued operations, net of income tax	(490)	—	—
Cumulative effect of change in accounting principle, net of income tax	—	—	(1,406)

Net Income	$119,508	$83,583	$63,833

Average Common Shares Outstanding, Basic	64,592	49,204	41,715
Average Common Shares Outstanding, Diluted	66,235	50,328	42,715
Per Common Share, Basic
Income from continuing operations	$1.86	$1.70	$1.56
Discontinued operations	(0.01)	—	—
Cumulative effect of change in accounting principle	—	—	(0.03)

Net income	$1.85	$1.70	$1.53

Per Common Share, Diluted
Income from continuing operations	$1.81	$1.66	$1.53
Discontinued operations	(0.01)	—	—
Cumulative effect of change in accounting principle	—	—	(0.04)

Net income	$1.80	$1.66	$1.49

See notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

				Retained	Accumulated
	Shares of			Earnings	Other
	Common	Common		and	Comprehensive
	Stock	Stock	Surplus	Other*	Income (Loss)	Total
Balance, December 31, 2001	41,228,976	41,229	311,305	111,744	(6,104)	458,174
Prior period adjustment	—	—	—	209	—	209

Balance, December 31, 2001 (restated)	41,228,976	41,229	311,305	111,953	(6,104)	458,383

Net income (restated)	—	—	—	63,833	—	63,833
Other comprehensive income, net of tax of $13,594	—	—	—	—	30,254	30,254

Comprehensive income (restated)	—	—	—	—	—	94,087

Cash dividends declared ($0.50 per common share)	—	—	—	(21,493)	—	(21,493)
Common stock activity:
Acquisitions	7,846,353	7,846	157,321	(1,927)	—	163,240
Repurchase of stock	(2,141,907)	(2,142)	(46,341)	—	—	(48,483)
Exercise of stock options	341,895	342	2,932	—	—	3,274
Dividend reinvestment plan	102,732	103	1,934	—	—	2,037
Cancellation of stock	(100,575)	(101)	(1,926)	—	—	(2,027)
Restricted stock plan	59,096	59	1,950	44	—	2,053
Employee stock purchase plan	10,805	11	199	—	—	210
Miscellaneous	—	—	74	328	—	402

Balance, December 31, 2002 (restated)	47,347,375	47,347	427,448	152,738	24,150	651,683
Net income (restated)	—	—	—	83,583	—	83,583
Other comprehensive loss, net of tax of $16,461 (restated)	—	—	—	—	(31,296)	(31,296)

Comprehensive income (restated)	—	—	—	—	—	52,287

Cash dividends declared ($0.57 per common share)	—	—	—	(29,327)	—	(29,327)
Common stock activity:
Issuance of stock, net	6,325,000	6,325	154,758	—	—	161,083
Acquisitions	5,634,760	5,635	139,074	454	—	145,163
Repurchase of stock	(1,274,808)	(1,275)	(27,283)	—	—	(28,558)
Exercise of stock options, including income tax benefit of $2,358	792,757	793	11,708	—	—	12,501
Dividend reinvestment plan	135,330	135	2,921	—	—	3,056
Restricted stock plan	66,860	67	3,232	(1)	—	3,298
Employee stock purchase plan	23,511	23	373	—	—	396
Director compensation	13,590	14	330	—	—	344
Common stock purchased by trust for deferred compensation	—	—	—	(151)	—	(151)
Deferred compensation payable in common stock	—	—	—	151	—	151
Miscellaneous	—	—	227	146	—	373

Balance, December 31, 2003 (restated)	59,064,375	59,064	712,788	207,593	(7,146)	972,299
Net income (restated)	—	—	—	119,508	—	119,508
Other comprehensive loss, net of tax of $6,667 (restated)	—	—	—	—	(11,350)	(11,350)

Comprehensive income (restated)	—	—	—	—	—	108,158

Cash dividends declared ($0.61 per common share)	—	—	—	(41,594)	—	(41,594)
Common stock activity:
Acquisitions	10,754,557	10,754	318,733	241	—	329,728
Exercise of stock options, including income tax benefit of $5,421	1,098,105	1,098	17,042	—	—	18,140
Dividend reinvestment plan	117,660	118	3,135	—	—	3,253
Restricted stock plan	197,607	198	3,901	(1,478)	—	2,621
Employee stock purchase plan	11,393	11	306	—	—	317
Director compensation	8,659	9	240	—	—	249
Common stock purchased by trust for deferred compensation	—	—	—	(750)	—	(750)
Deferred compensation payable in common stock	—	—	—	750	—	750
Miscellaneous	(10)	—	40	249	—	289

Balance, December 31, 2004 (restated)	71,252,346	$71,252	$1,056,185	$284,519	$(18,496)	$1,393,460

*	Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock and deferred compensation.
See notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net income	$119,508	$83,583	$63,833
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	52,733	54,180	33,572
Provision for loan losses	34,987	20,581	22,266
Impairment of perpetual preferred stock	10,367	—	—
Gain on sale of available for sale securities	(6,998)	(11,080)	(2,985)
Gain on equity investments	(4,723)	(5,376)	(3,135)
(Gain) loss on trading and derivative activities	(5,759)	12,394	(6,593)
Gain on disposition of assets and liabilities	(2,350)	(601)	—
Gain on sale of loans	(6,818)	(7,734)	(2,957)
Loss (gain) on disposition of premises and equipment	161	(64)	(60)
Loss on disposition of other real estate owned	485	712	599
Conservation grant of land	3,350	—	—
Impairment (recovery) loss from write-down of assets	(277)	449	1,449
Impairment (recovery) loss from write-down of mortgage servicing rights	(209)	18	703
Loss on early extinguishment of debt	1,429	2,699	354
Deferred income tax expense (benefit)	9,433	(7,993)	690
Minority interest in consolidated subsidiary	—	2,012	3,250
Cumulative effect of change in accounting principle	—	—	1,406
Trading account assets, net	549	(1,403)	209,158
Origination of loans held for sale	(557,445)	(620,154)	(498,553)
Sale of loans held for sale and principal repayments	625,684	668,282	463,728
Other assets, net	(33,959)	(10,963)	(1,850)
Other liabilities, net	(11,046)	4,056	12,928

Net cash provided by operating activities	229,102	183,598	297,803

Cash Flows from Investing Activities
Sale of securities available for sale	1,826,897	1,717,382	1,174,005
Maturity, redemption, call, or principal repayments of securities available for sale	1,417,347	2,343,755	1,593,485
Maturity, redemption, call, or principal repayments of securities held to maturity	15,114	37,260	9,647
Purchase of available for sale securities	(3,617,212)	(5,466,725)	(3,649,784)
Purchase of securities held to maturity	—	(42,238)	(11,861)
Purchase of bank-owned life insurance	(15,000)	(25,000)	—
Originations of loans held for investment, net of principal repayments	(982,225)	(570,435)	(144,449)
Sale of other real estate owned	12,477	14,904	6,151
Sale of premises and equipment	4,166	2,620	1,527
Sale of long-lived assets held for sale	908	—	—
Purchase of premises and equipment	(30,749)	(16,494)	(16,432)
Disposition of assets and liabilities, net	(1,394)	(5,738)	—
Cash equivalents acquired for branch acquisitions	6,919	—	—
Cash equivalents acquired, net of payment for purchase acquisitions	241,215	31,435	78,817

Net cash used for investing activities	(1,121,537)	(1,979,274)	(958,894)

See notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Cash Flows from Financing Activities
Deposits, net	91,591	677,018	198,477
Federal funds purchased and repurchase agreements, net	629,351	(291,182)	(207,762)
Other short-term borrowings, net	(13,563)	(33,838)	(78,069)
Issuance of long-term debt	1,321,134	1,295,295	790,200
Payments of long-term debt	(1,094,134)	(69,756)	(36,006)
Prepayment penalty on early extinguishment of debt	(1,429)	(2,699)	—
Issuance of common stock, net	—	161,083	—
Issuance of preferred stock associated with minority interest stock, net	—	—	49,248
Issuance of debt associated with trust preferred securities, net	—	—	62,496
Cash dividends paid on common stock	(39,068)	(27,089)	(19,823)
Cash dividends paid on minority interest	—	(3,997)	(4,448)
Repurchase of common stock	—	(28,558)	(48,483)
Other common stock activity	16,827	14,312	5,923

Net cash provided by financing activities	910,709	1,690,589	711,753

Net change in cash and cash equivalents	18,274	(105,087)	50,662
Cash and cash equivalents at beginning of year	186,242	291,329	240,667

Cash and cash equivalents at end of year	$204,516	$186,242	$291,329

Supplemental Cash Flow Data
Interest paid	$178,350	$139,640	$133,865
Income taxes paid	57,863	37,217	32,489
Significant non-cash investing and financing transactions:
Available for sale securities transferred to trading securities and subsequently sold	—	—	208,163
Debt associated with trust preferred securities transferred to long-term debt	—	115,500	—
Minority interest in consolidated subsidiary reclassified to long-term debt	—	89,800	—
Change in unrealized (loss) gain on available for sale securities	(18,017)	(47,757)	43,848
Loans transferred to other real estate owned	10,868	16,070	12,378
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	2,117,114	1,043,995	1,103,555
Fair value of common stock issued and stock options recognized	(329,728)	(145,163)	(163,240)
Basis of stock investment in acquiree, shares canceled effective with the acquisition closing date	(8,970)	—	—
Cash paid for common shares	(4)	(24)	(32,408)

Liabilities assumed	1,778,412	898,808	907,907

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
          As a result, the financial statements through December 31, 2001 reflect a cumulative gain of approximately $209,000 (net of income taxes) to account for the interest rate swaps referred to above as if hedge accounting was never applied for them. In addition, 2002 includes a gain of approximately $4.7 million (net of income taxes), 2003 includes a charge of approximately $11.5 million (net of income taxes) and 2004 includes a gain of approximately $391,000 (net of income taxes), to reflect the same treatment.
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
          TSFG is filing this Amendment No. 1 to Form 10-K for the year ended December 31, 2004, to reflect the proper accounting treatment. In connection with this restatement, the following Notes to the Consolidated Financial Statements have been restated: 1, 2, 3, 4, 17, 18, 19, 22, 26, 33, 34, 35, and 36.
          Effects of the restatement by line item follow for the periods presented in this Amendment No. 1 to Form 10-K:

	Impact to Consolidated Balance Sheets
	(In thousands)
	December 31, 2004		December 31, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Other assets	$395,797	$404,188	$292,902	$297,741
Total assets	13,789,814	13,798,205	10,719,401	10,724,240
Interest-bearing deposits	6,427,660	6,433,067	5,146,520	5,150,109
Total deposits	7,665,537	7,670,944	6,028,649	6,032,238
Long-term debt	2,962,143	2,972,270	2,702,879	2,711,699
Total liabilities	12,389,211	12,404,745	9,739,532	9,751,941
Retained earnings	294,202	288,002	216,678	210,087
Accumulated other comprehensive loss, net of tax	(17,553)	(18,496)	(6,167)	(7,146)
Total shareholders’ equity	1,400,603	1,393,460	979,869	972,299

			Impact to Consolidated Statements of Income
	(In thousands, except share data)
			Year Ended December 31,
	2004		2003		2002
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Interest expense on deposits	$96,619	$124,868	$76,344	$96,106	$82,858	$90,967
Interest expense on long-term debt	59,977	62,615	53,774	55,713	30,654	30,654
Total interest expense	175,504	206,391	141,537	163,238	135,487	143,596
Net interest income	366,728	335,841	272,591	250,890	218,252	210,143
Net interest income after provision for loan losses	331,741	300,854	252,010	230,309	195,986	187,877
Noninterest income	94,767	124,877	95,490	100,739	59,640	74,563
Income before income taxes, minority interest, discontinued operations, and cumulative effect of change in accounting principle	176,264	175,487	140,330	123,878	92,786	99,600
Income taxes	56,657	55,489	43,260	38,283	28,972	31,111
Income before minority interest, discontinued operations, and cumulative effect of change in accounting principle	119,607	119,998	97,070	85,595	63,814	68,489
Income from continuing operations	119,607	119,998	95,058	83,583	60,564	65,239
Net income	119,117	119,508	95,058	83,583	59,158	63,833

Per common share, basic:
Income from continuing operations	$1.85	$1.86	$1.93	$1.70	$1.45	$1.56
Net income	1.84	1.85	1.93	1.70	1.42	1.53

Per common share, diluted:
Income from continuing operations	$1.81	$1.81	$1.89	$1.66	$1.42	$1.53
Net income	1.80	1.80	1.89	1.66	1.38	1.49

	Impact to Consolidated Statements of Changes In Shareholders’ Equity
	and Comprehensive Income (Loss)
	(In thousands, except share data)
			Year Ended December 31,
	2004		2003		2002
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Total shareholders’ equity, January 1	$979,869	$972,299	$646,799	$651,683	$458,174	$458,383
Net income	119,117	119,508	95,058	83,583	59,158	63,833
Other comprehensive (loss) income, net of tax	(11,386)	(11,350)	(30,317)	(31,296)	30,254	30,254
Total shareholders’ equity, December 31	1,400,603	1,393,460	979,869	972,299	646,799	651,683

	Impact to Consolidated Statements of Cash Flows
	(In thousands, except share data)
			Year Ended December 31,
	2004		2003		2002
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash Flows from Operating Activities:
Net income	$119,117	$119,508	$95,058	$83,583	$59,158	$63,833
Loss (gain) on trading and derivative activities	(3,209)	(5,759)	(1,843)	12,394	934	(6,593)
Change in other assets, net	(37,286)	(35,127)	(13,178)	(15,940)	(2,563)	289
Cash flows from operating activities	229,102	229,102	183,598	183,598	297,803	297,803
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
          All derivatives are recognized on the consolidated balance sheet in either other assets or other liabilities at their fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. On the date the derivative contract is entered into, TSFG designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation. Changes in fair value for derivatives that qualify as fair value hedges are recorded along with the gain or loss on the hedged asset or liability that is attributable to the hedge risk as noninterest income in the consolidated statements of income. Changes in fair value for derivatives that qualify as cash flow hedges are recorded through other comprehensive income (net of tax) in shareholders’ equity to the extent that the hedge is effective. The net cash settlement on derivatives qualifying for hedge accounting is recorded in interest income or interest expense, as appropriate, based on the item being hedged. The net cash settlement on derivatives not qualifying for hedge accounting is included in noninterest income. Changes in the fair value of derivative instruments that fail to meet the criteria for hedge designation as a hedge under SFAS 133 or fail to meet the criteria thereafter are recorded as noninterest income in the consolidated statements of income.
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

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Net Income
Net income, as reported	$119,508	$83,583	$63,833
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(2,452)	(2,822)	(2,277)

Pro forma net income	$117,056	$80,761	$61,556

Basic Earnings Per Share
As reported	$1.85	$1.70	$1.53
Pro forma	1.81	1.64	1.48

Diluted Earnings Per Share
As reported	$1.80	$1.66	$1.49
Pro forma	1.77	1.60	1.44
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

Note 2. Accumulated Other Comprehensive (Loss) Income
          The following summarizes accumulated other comprehensive (loss) income, net of tax (in thousands) for the years ended December 31:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Unrealized (Losses) Gains on Available for Sale Securities
Balance at beginning of year	$(7,146)	$24,150	$(6,104)
Other comprehensive income (loss):
Unrealized holding (losses) gains arising during the year	(16,663)	(31,301)	49,968
Income tax benefit (expense)	6,260	10,480	(15,503)
Less: reclassification adjustment for net gains included in net income	(1,354)	(16,456)	(6,120)
Income tax expense	407	5,981	1,909

	(11,350)	(31,296)	30,254

Balance at end of year	(18,496)	(7,146)	24,150

Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of year	—	—	—
Other comprehensive income:
Unrealized gain on change in fair values	—	—	—
Income tax expense	—	—	—

	—	—	—

Balance at end of year	—	—	—

	$(18,496)	$(7,146)	$24,150

Note 3. Supplemental Financial Information To Consolidated Statements of Income
     The following presents the details for noninterest income and noninterest expenses (in thousands) for the years ended December 31:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Noninterest Income
Service charges on deposit accounts	$36,332	$30,856	$23,410
Debit card income	4,211	2,370	1,425
Customer service fee income	2,956	2,240	1,705

Total customer fee income	43,499	35,466	26,540

Brokerage income	4,722	5,181	3,359
Trust income	3,779	3,283	3,064

Total brokerage and trust income	8,501	8,464	6,423

Bank-owned life insurance	11,215	8,320	7,429
Merchant processing income	8,653	7,214	5,908
Mortgage banking income	6,106	10,481	5,144
Insurance income	4,520	3,565	1,698
Impairment of perpetual preferred stock	(10,367)	—	—
Gain on sale of available for sale securities	6,998	11,080	2,985
Gain on equity investments	4,723	5,376	3,135
Gain (loss) on trading and derivative activities	33,319	7,092	13,989
Gain on disposition of assets and liabilities	2,350	601	—
Other	5,360	3,080	1,312

Total noninterest income	$124,877	$100,739	$74,563

Noninterest Expenses
Salaries and wages	$90,221	$78,755	$60,534
Employee benefits	29,269	22,535	16,430
Occupancy	21,878	18,925	15,238
Furniture and equipment	20,938	17,922	15,341
Professional fees	8,206	6,479	5,289
Merchant processing expense	6,811	5,622	4,767
Telecommunications	4,834	4,815	3,564
Amortization of intangibles	6,043	3,433	1,519
Merger-related costs	7,866	5,127	6,664
Conservation grant of land	3,350	—	—
Loss on early extinguishment of debt	1,429	2,699	354
Impairment (recovery) loss from write-down of assets	(277)	268	1,449
Other	49,676	40,590	31,691

Total noninterest expenses	$250,244	$207,170	$162,840

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

	July 16, 2004
	CNB	Florida
	Florida	Banks	Combined
Assets
Cash and cash equivalents	$80,833	$160,746	$241,579
Securities	3,718	4,040	7,758
Loans
Loans held for sale	114	58,371	58,485
Loans held for investment	714,605	772,341	1,486,946
Allowance for loan losses	(8,398)	(12,284)	(20,682)

Net loans	706,321	818,428	1,524,749

Intangible assets	128,476	143,827	272,303
Other assets	31,685	37,629	69,314

Total assets acquired	951,033	1,164,670	2,115,703

Liabilities
Deposits	755,550	855,034	1,610,584
Borrowed funds	31,904	118,785	150,689
Other liabilities	1,659	14,904	16,563

Total liabilities assumed	789,113	988,723	1,777,836

Net Assets Acquired	$161,920	$175,947	$337,867

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

	Years Ended December 31,
	2004	2003
	(Restated)	(Restated)
Net interest income	$368,760	$333,731
Noninterest income, excluding wholesale mortgage banking income	127,713	115,428
Wholesale mortgage banking income	2,266	12,124
Employment contract termination costs resulting from business combination and paid by acquiree	9,749	9,749
Net income	105,562	90,277
Per common share:
Net income, basic	1.50	1.41
Net income, diluted	1.46	1.36
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

Note 9. Securities
          The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31 were as follows:

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$236,804	$288	$2,554	$234,538
U.S. Government agencies	934,442	1,187	5,583	930,046
Mortgage-backed securities	2,530,056	3,911	31,527	2,502,440
State and municipals	272,949	1,475	1,889	272,535
Other investments	290,116	5,951	783	295,284

	$4,264,367	$12,812	$42,336	$4,234,843

Securities Held to Maturity
State and municipals	$75,145	$1,488	$181	$76,452
Other investments	100	—	—	100

	$75,245	$1,488	$181	$76,552

	2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$247,695	$712	$1,748	$246,659
U.S. Government agencies	869,016	3,472	5,520	866,968
Mortgage-backed securities	2,389,174	4,299	17,916	2,375,557
State and municipals	127,280	840	939	127,181
Other investments	294,336	12,079	6,786	299,629

	$3,927,501	$21,402	$32,909	$3,915,994

Securities Held to Maturity
State and municipals	$90,745	$2,292	$201	$92,836
Other investments	352	—	—	352

	$91,097	$2,292	$201	$93,188

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

	December 31, 2004
	Amortized	Estimated
	Cost	Fair Value
Securities Available for Sale
Due in one year or less	$17,387	$17,417
Due after one year through five years	672,985	668,522
Due after five years through ten years	1,285,794	1,274,747
Due after ten years	2,140,367	2,121,359
No contractual maturity	147,834	152,798

	$4,264,367	$4,234,843

Securities Held to Maturity
Due in one year or less	$12,406	$12,427
Due after one year through five years	39,152	40,149
Due after five years through ten years	22,940	23,246
Due after ten years	747	730

	$75,245	$76,552

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

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. Treasury	$176,438	$1,553	$46,394	$1,001	$222,832	$2,554
U.S. Government agencies	435,567	3,335	111,766	2,248	547,333	5,583
Mortgage-backed securities	1,340,913	19,459	621,984	12,068	1,962,897	31,527
State and municipals	130,403	1,210	44,037	679	174,440	1,889
Other investments	51,524	591	14,317	192	65,841	783

	$2,134,845	$26,148	$838,498	$16,188	$2,973,343	$42,336

Securities Held to Maturity
State and municipals	$13,786	$37	$12,116	$144	$25,902	$181
Other investments	—	—	—	—	—	—

	$13,786	$37	$12,116	$144	$25,902	$181

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
          TSFG also invests in community bank stocks and privately held, nonmarketable securities totaling $5.5 million in available for sale securities and $9.0 million in other assets. At December 31, 2004, equity method investments totaling $7.0 million were included in other assets. These investments do not have readily identifiable fair market values.

Note 10. Loans
          The following is a summary of loans outstanding by category (in thousands) at December 31:

	2004	2003
Commercial, financial and agricultural	$1,584,198	$1,358,409
Real estate — construction	1,007,061	619,124
Real estate — residential mortgages (1-4 family)	1,278,310	940,744
Commercial secured by real estate	3,109,242	2,146,650
Consumer	1,128,946	667,278

Loans held for investment	8,107,757	5,732,205
Loans held for sale	21,302	29,619
Allowance for loan losses	(96,918)	(73,287)

Net loans	$8,032,141	$5,688,537

Included in the above:
Nonaccrual loans	$45,082	$49,823

Loans past due 90 days still accruing interest	$3,764	$3,960

          No interest income was recognized on nonaccrual loans during 2004 and 2003. Interest income recognized on nonaccrual loans during 2002 totaled $134,000.
          The following tables summarize information on impaired loans (in thousands), all of which are commercial loans on nonaccrual status, at and for the years ended December 31:

	2004	2003
Impaired loans (year end)	$28,836	$47,137
Related allowance (year end)	11,129	9,689

	2004	2003	2002
Interest income recognized	$—	$—	$125
Foregone interest	1,935	2,887	2,973
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

Note 11. Allowance for Loan Losses
          Changes in the allowance for loan losses (in thousands) were:

	2004	2003	2002
Balance at beginning of year	$73,287	$70,275	$44,587
Purchase accounting acquisitions	20,682	12,690	22,973
Allowance adjustment for loans sold	(506)	—	(12)
Provision for loan losses	34,987	20,581	22,266
Loans charged off	(37,003)	(34,624)	(23,556)
Recoveries of loans previously charged off	5,471	4,365	4,017

Balance at end of year	$96,918	$73,287	$70,275

Note 12. Premises and Equipment
          Premises and equipment at December 31 are summarized (in thousands) as follows:

	2004	2003
Land and land improvements	$33,031	$25,709
Buildings	72,201	61,323
Furniture, fixtures and equipment	91,231	72,301
Capitalized software	20,725	17,866
Leasehold improvements	31,349	30,733
Construction in progress	4,476	2,497

	253,013	210,429
Less accumulated depreciation and amortization	82,365	67,724

	$170,648	$142,705

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

Note 14. Goodwill
          The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the years ended December 31, 2004 and 2003:

	Carolina
	First	Mercantile
	Bank	Bank	Other	Total
Balance, December 31, 2002	$116,279	$108,033	$—	$224,312
Purchase accounting adjustments	90,501	(664)	10,346	100,183

Balance, December 31, 2003	206,780	107,369	10,346	324,495
Purchase accounting adjustments	(379)	254,846	(466)	254,001
Dispositions	—	—	(6,643)	(6,643)

Balance, December 31, 2004	$206,401	$362,215	$3,237	$571,853

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
Note 15. Other Intangible Assets
          Other intangible assets, net of accumulated amortization, at December 31 are summarized as follows (in thousands):

	2004	2003
Core deposit intangible	$52,206	$38,770
Less accumulated amortization	(18,463)	(13,507)

	33,743	25,263

Non-compete agreement intangible	5,672	2,213
Less accumulated amortization	(1,099)	(294)

	4,573	1,919

Customer list intangible	1,595	1,558
Less accumulated amortization	(314)	(156)

	1,281	1,402

	$39,597	$28,584

          The following presents the details for amortization expense of intangible assets (in thousands) for the years ended December 31:

	2004	2003	2002
Core deposit intangible	$5,080	$3,098	$1,404
Non-compete agreement intangible	805	203	91
Customer list intangible	158	132	24

Total amortization expense of intangible assets	$6,043	$3,433	$1,519

          The estimated amortization expense for amortizable intangible assets (in thousands) for the years ended December 31 is as follows:

	Core	Non-Compete	Customer
	Deposit	Agreement	List
	Intangible	Intangible	Intangible	Total
2005	$5,696	$1,315	$160	$7,171
2006	5,095	1,314	160	6,569
2007	4,607	1,206	160	5,973
2008	3,801	527	160	4,488
2009	3,095	209	160	3,464
Aggregate total for all years thereafter	11,449	2	481	11,932

	$33,743	$4,573	$1,281	$39,597

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
Note 17. Derivative Financial Instruments and Hedging Activities
          The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) at December 31, 2004 and 2003 is presented below.

	December 31, 2004			December 31, 2003
	(Restated)			(Restated)
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$—	$—	$—	$—	$—	$—

Fair Value Hedges
Interest rate swaps associated with lending activities	—	—	—	—	276	3,000
Interest rate swaps associated with borrowing activities	—	—	—	—	—	—
Interest rate swaps associated with deposit taking activities	364	5,737	154,721	—	1,246	45,000

Other derivatives
Futures contracts	6	—	20,000	—	664	92,000
Options, interest rate swaps and other	13,071	32,606	1,371,974	2,127	18,683	909,505

	$13,441	$38,343	$1,546,695	$2,127	$20,869	$1,049,505

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
          In 2004, noninterest income included $33.3 million of net gains for interest rate swaps, futures, options and other derivatives carried at fair value, which do not qualify for hedge accounting under SFAS 133 (See Note 1). These gains include the change in fair value of the derivatives as well as the net cash settlement from the interest rate swaps.
          In 2003, noninterest income included $7.1 million of net gains for interest rate swaps, futures, options and other derivatives carried at fair value, which do not qualify for hedge accounting under SFAS 133 (See Note 1). These gains include the change in fair value of the derivatives as well as the net cash settlement from the interest rate swaps.
          In 2002, noninterest income included $14.0 million of net gains for interest rate swaps, futures, options, other derivatives carried at fair value, which do not qualify for hedge accounting under SFAS 133 (See Note 1). These gains include the change in fair value of the derivatives as well as the net cash settlement from the interest rate swaps.
Note 18. Deposits
          Deposits at December 31 are summarized as follows (in thousands):

	2004	2003
	(Restated)	(Restated)
Noninterest-bearing demand deposits	$1,237,877	$882,129
Interest-bearing checking	816,933	699,956
Money market accounts	2,704,287	2,237,299
Savings accounts	192,769	159,013
Time deposits under $100,000	856,386	814,802
Time deposits of $100,000 or more	645,820	537,588
Brokered deposits	1,216,872	701,451

	$7,670,944	$6,032,238

          Maturities of time deposits (includes brokered deposits) at December 31, 2004 are as follows (in thousands):

(Restated)
2005	$1,234,479
2006	198,162
2007	135,352
2008	99,731
2009	142,156
Thereafter	909,198

$2,719,078

          Prepaid broker fees, net of accumulated amortization, totaled $9.2 million and $7.1 million at December 31, 2004 and 2003, respectively, and are included in other assets on the consolidated balance sheet. Amortization of prepaid broker fees totaled $3,294,000, $2,215,000, and $714,000 in 2004, 2003, and 2002 and is reported in interest expense on deposits on the consolidated statements of income.

Note 19. Income Taxes
          The aggregate amount of income tax expense (benefit) (in thousands) included in the consolidated statements of income and in the consolidated statements of changes in shareholders’ equity and comprehensive income (in thousands) for the years ended December 31, 2004, 2003, and 2002 were as follows:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Income before minority interest, discontinued operations, and cumulative effect of change in accounting principle	$55,489	$38,283	$31,111
Dividends on minority interest in consolidated subsidiary	—	(1,096)	(1,903)
Discontinued operations	(264)	—	—
Cumulative effect of change in accounting principle	—	—	—
Shareholders’ equity:
Change in unrealized gains on fair value of cash flow hedges	—	—	—
Change in unrealized (losses) gains on available for sale securities	(6,667)	(16,461)	13,594

	$48,558	$20,726	$42,802

          Income tax expense (benefit) attributable to income before income taxes, minority interest, discontinued operations, and cumulative effect of change in accounting principle (“income tax expense”) (in thousands) for the years ended December 31, 2004, 2003, and 2002 consisted of the following:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Current
U.S. Federal	$41,295	$42,140	$28,305
State and local	4,761	4,136	2,116

	46,056	46,276	30,421

Deferred
U.S. Federal	8,808	(8,117)	325
State and local	625	124	365

	9,433	(7,993)	690

Total income tax expense	$55,489	$38,283	$31,111

          Income tax expense differed from the amounts computed by applying TSFG’s statutory U.S. federal income tax rate of 35% for the years ended December 31, 2004, 2003, and 2002 to pretax income from continuing operations as a result of the following (in thousands):

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Income tax expense at federal statutory rate	$61,420	$43,357	$34,860
State income tax, net of federal benefit	3,501	2,769	1,569
Increase (decrease) resulting from:
Subsidiary stock, recognition of basis difference	—	(6,530)	(3,027)
Bank-owned life insurance	(3,926)	(2,912)	(2,600)
Nontaxable municipal interest	(2,632)	(1,621)	(1,425)
Basis difference on gain on sale of substantially all of the assets and liabilities of Community National Bank	2,246	—	—
Income tax credits	(436)	(97)	(100)
Dividends received deduction	(871)	(501)	—
Change in federal and state valuation allowance for deferred income tax assets	47	2,550	1,402
Other, net	(3,860)	1,268	432

	$55,489	$38,283	$31,111

          The tax effected sources of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities at December 31 are presented below (in thousands):

	2004	2003
	(Restated)	(Restated)
Deferred Income Tax Assets
Loan loss allowance deferred for income tax purposes	$35,070	$26,238
Unrealized losses on securities available for sale	11,028	4,361
Compensation expense deferred for income tax reporting purposes	10,449	8,787
Federal capital loss carryforward	8,034	8,170
Unrealized losses on fair value of derivatives not qualifying for hedge accounting	4,275	3,174
Excess basis of MSRs for income tax purposes over financial reporting purposes	1,886	2,144
State net operating loss carryforwards	1,251	980
Excess basis of securities for income tax purposes over financial reporting purposes	1,112	1,771
Environmental remediation costs	231	2,364
Federal net operating loss carryforward	176	108
Other	3,854	3,606

	77,366	61,703
Less valuation allowance	6,368	6,238

	70,998	55,465

Deferred Income Tax Liabilities
Excess basis of intangible assets for financial reporting purposes over income tax basis	20,918	15,252
Income tax depreciation in excess of book depreciation	9,849	11,681
Excess basis of prepaid and deferred expenses for financial reporting purposes over income tax basis	8,482	—
Excess carrying value of assets acquired for financial reporting purposes over income tax basis	232	6,556
Employee benefits deduction accelerated for income tax reporting purposes	—	65
Income tax bad debt reserve recapture adjustment	39	58
Other	—	762

	39,520	34,374

Net deferred income tax assets	$31,478	$21,091

Changes in net deferred income tax assets were (in thousands):

	2004	2003
	(Restated)	(Restated)
Balance at beginning of year	$21,091	$(1,964)
Purchase accounting acquisitions	13,153	(1,399)
Income tax benefit from change in unrealized gains on available for sale securities	6,667	16,461
Deferred income tax (expense) benefit on continuing operations	(9,433)	7,993

Balance at end of year	$31,478	$21,091

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
          Tax returns for 2001 forward are subject to examination by the Internal Revenue Service.
Note 20. Short-Term Borrowed Funds
          Short-term borrowings and their related weighted average interest rates at December 31 were (in thousands):

	2004		2003
	Amount	Rate	Amount	Rate
Federal funds purchased and repurchase agreements	$1,583,495	2.14%	$834,866	0.96%
Treasury, tax and loan note	14,111	1.75	11,781	0.57
Commercial paper	29,405	2.79	36,949	2.81
Line of credit to unaffiliated bank and other	—	—	7,349	2.85

	$1,627,011	2.15%	$890,945	1.05%

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

          Interest expense on short-term borrowings for the years ended December 31 related to the following (in thousands):

	2004	2003	2002
Federal funds purchased and repurchase agreements	$17,568	$10,080	$19,888
FHLB advances	96	97	642
Treasury, tax and loan note	80	41	133
Commercial paper	1,095	1,145	1,312
Line of credit to unaffiliated bank and other	69	56	—

	$18,908	$11,419	$21,975

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

Note 22. Long-Term Debt
          Long-term debt at December 31 consisted of the following (in thousands, except for descriptions of terms):

	2004	2003
	(Restated)	(Restated)
FHLB advances; fixed interest rates ranging from 1.29% to 6.27% due from 2005 to 2018; collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences valued at $282.2 million and mortgage-backed securities valued at $926.0 million; initial maturity of one year or greater; interest payable quarterly	$1,057,167	$989,500
Repurchase agreements; fixed and variable rates ranging from 1.10% to 4.23% due from 2005 to 2014; collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers and corporate bonds valued at $1.8 billion; interest payable quarterly	1,665,134	1,494,800
Subordinated Notes; due June 26, 2033; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.10% (not to exceed 11.75% through June 26, 2008); balance can be prepaid in whole or in part after June 26, 2008 at accrued and unpaid interest plus outstanding principal (1)	3,093	—
Subordinated Notes; due December 26, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.25% (not to exceed 11.75% through December 26, 2007); balance can be prepaid in whole or in part after December 26, 2007 at accrued and unpaid interest plus outstanding principal (1)	3,093	—
Subordinated Notes; due November 7, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to ninety-day LIBOR plus 3.45% (not to exceed 12.5% through November 7, 2007); balance can be prepaid in whole or in part after November 7, 2007 at accrued and unpaid interest plus outstanding principal (1)	22,681	22,681
Subordinated Notes; due October 7, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.5% through July 7, 2007); balance can be prepaid in whole or in part on or after July 7, 2007 at accrued and unpaid interest plus outstanding principal (1)	25,774	25,774
Subordinated Notes; due July 30, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.625% (not to exceed 12.0% through July 30, 2007); balance can be prepaid in whole or in part after July 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	18,042	18,042
Subordinated Notes; due June 30, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.0% through June 30, 2007); balance can be prepaid in whole or in part after June 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	20,619	20,619
Subordinated Notes; due June 30, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.0% through June 30, 2007); balance can be prepaid in whole or in part after June 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	4,124	—
Subordinated Notes; due April 22, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.70% (not to exceed 11.0% through April 22, 2007); balance can be prepaid in whole or in part after April 22, 2007 at accrued and unpaid interest plus outstanding principal (1)	4,124	—
Subordinated Notes; due December 18, 2031; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.60% (not to exceed 12.5% through December 18, 2006); balance can be prepaid in whole or in part after December 18, 2006 at accrued and unpaid interest plus outstanding principal (1)	6,186	—

	2004	2003
	(Restated)	(Restated)
Subordinated Notes; due July 8, 2031; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.75% (not to exceed 11.0% through December 8, 2006); balance can be prepaid in whole or in part after December 8, 2006 at accrued and unpaid interest plus outstanding principal (1)	31,959	31,959
Subordinated Notes; due December 17, 2013; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 2.83%; balance can be prepaid on December 17, 2008 at par plus accrued and unpaid interest	10,000	10,000
6.33% Subordinated Notes; due December 20, 2006; unsecured; interest payable semi-annually of each year and at maturity; balance can be prepaid on December 20, 2001 at par plus accrued and unpaid interest	6,000	6,000
Mandatory redeemable preferred stock of subsidiary; redeemable May 31, 2012; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.50% (2)	38,500	38,500
Mandatory redeemable preferred stock of subsidiary; redeemable January 31, 2031; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to 11.125% (2)	26,300	26,300
Mandatory redeemable preferred stock of subsidiary; redeemable January 31, 2011; preferred stock can be redeemed in whole or part on or after December 8, 2005; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.00% (2)	25,000	25,000
Employee stock ownership plan note payable to RBC/Centura Bank; due July 23, 2007; collateralized by 51,459 shares of TSFG stock valued at approximately $1.7 million; interest at Centura Bank’s prime rate less 1.25% with monthly principal payments of $25,000	800	1,100
Note payable; interest at 12.50% due December 31, 2012; collateralized by a United States Treasury note valued at $2.3 million; with current annual payments of approximately $125,000	900	927

	2,969,496	2,711,202
Purchase accounting premiums, net of amortization	2,774	497

	$2,972,270	$2,711,699

(1)	The balance can be prepaid in whole (but not in part) at any time within a specified number of days (as defined in the indenture) following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

(2)	The balance can be redeemed in whole or in part following the occurrence of a tax or capital event (as defined in the terms of the preferred stock).
          Required annual principal payments for the five years subsequent to December 31, 2004 are as follows (in thousands):

(Restated)
2005	$9,335
2006	16,337
2007	231,376
2008	112,847
2009	1,120,053
Thereafter	1,479,548

$2,969,496

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
Note 23. Minority Interest in Consolidated Subsidiary
          In accordance with its adoption of SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” TSFG reclassified its minority interest in consolidated subsidiary (representing mandatory redeemable preferred stock of its real estate investment trust subsidiary) to long-term debt effective July 1, 2003. In addition, effective July 1, 2003, TSFG reported dividends earned by institutional holders on preferred shares of its real estate investment trust subsidiary as interest expense. For periods prior to July 1, 2003, these dividends earned are reported as minority interest in consolidated subsidiary, net of tax.
          Carolina First Mortgage Loan Trust (the “REIT”), a majority-owned subsidiary of SCOREIT, Inc. (a subsidiary of Carolina First Bank), holds real estate-related assets, including mortgage loans. SCOREIT, Inc.’s ownership in the REIT is evidenced by common and preferred equity. On June 11, 2002, Carolina First Bank sold 131 shares of the REIT’s Series 2000A Cumulative Fixed Rate Preferred Shares (the “Series A Trust Preferred Stock”) and 385 shares of the REIT’s Series 2002C Cumulative Floating Rate Preferred Shares (the “Series C Trust Preferred Stock”) to institutional buyers. On June 8, 2001, Carolina First Bank sold 250 shares of the REIT’s Series 2000B Cumulative Floating Rate Preferred Shares (the “Series B Trust Preferred Stock”) to an institutional buyer. On February 22, 2001, Carolina First Bank sold 132 shares of the Series A Trust Preferred Stock to an institutional buyer. The Series A Trust Preferred Stock, Series B Trust Preferred Stock, and Series C Trust Preferred Stock have a stated value of $100,000 per share. Proceeds to Carolina First Bank from these sales totaled $49.2 million, net of issuance costs totaling $2.4 million in 2002, and $37.0 million, net of $1.2 million in issuance costs in 2001. The mandatory redeemable preferred stock of subsidiary qualifies as capital under Federal Reserve Board guidelines.
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

          TSFG’s and the Subsidiary Banks’ capital levels at December 31 exceeded the “well capitalized levels,” as shown below (dollars in thousands):

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual (Restated)		Purposes (Restated)		Provisions (Restated)
	2004	2003	2004	2003	2004	2003
TSFG
Tier 1 capital	$961,294	$767,066	$406,206	$294,740	n/a	n/a
Total risk-based capital	1,131,233	914,332	812,413	589,480	n/a	n/a
Tier 1 capital ratio	9.47%	10.41%	4.00%	4.00%	n/a	n/a
Total risk-based capital ratio	11.14	12.41	8.00	8.00	n/a	n/a
Leverage ratio	7.34	7.43	4.00	4.00	n/a	n/a

Carolina First Bank
Tier 1 capital	$565,664	$541,288	$258,039	$225,555	$387,059	$338,333
Total risk-based capital	722,827	695,070	516,078	451,111	645,098	563,888
Tier 1 capital ratio	8.77%	9.60%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	11.20	12.33	8.00	8.00	10.00	10.00
Leverage ratio	6.31	6.54	4.00	4.00	5.00	5.00

Mercantile Bank
Tier 1 capital	$323,110	$151,530	$152,642	$68,166	$228,963	$102,249
Total risk-based capital	449,784	202,379	305,284	136,332	381,606	170,415
Tier 1 capital ratio	8.47%	8.89%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	11.79	11.88	8.00	8.00	10.00	10.00
Leverage ratio	7.23	7.10	4.00	4.00	5.00	5.00

Community National Bank
Tier 1 capital	n/a	$5,128	n/a	$1,471	n/a	$2,206
Total risk-based capital	n/a	5,619	n/a	2,942	n/a	3,677
Tier 1 capital ratio	n/a	13.95%	n/a	4.00%	n/a	6.00%
Total risk-based capital ratio	n/a	15.28	n/a	8.00	n/a	10.00
Leverage ratio	n/a	8.47	n/a	4.00	n/a	5.00
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
          The following is a summary of the activity under the stock-based option plans for the three years ended December 31, 2004.

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, January 1	4,240,795	$18.66	3,962,518	$16.05	3,223,162	$15.63
Granted:
Price = Fair Value	813,270	30.87	915,659	25.52	675,597	20.64
Price > Fair Value	11,760	27.98	—	—	—	—
Price < Fair Value (from acquisitions)	998,176	12.21	331,886	10.12	539,217	8.10
Cancelled	(154,300)	24.05	(150,722)	18.53	(133,563)	17.65
Exercised	(1,168,728)	12.90	(818,546)	10.26	(341,895)	7.99

Outstanding, December 31	4,740,973	$20.52	4,240,795	$18.66	3,962,518	$16.05

Exercisable, December 31	2,944,270	$17.37	2,629,173	$16.64	2,631,337	$14.79

          The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	of Option	Remaining	Average	of Option	Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices Low/High Outstanding	Outstanding	Life (in yrs.)	Price	Exercisable	Price
$1.49/$10.45	514,242	2.9	$7.43	514,242	$7.43
$10.71/$13.16	583,875	4.7	12.33	540,493	12.34
$13.88/$18.00	615,990	5.0	16.40	490,596	16.08
$18.06/$21.06	559,114	7.0	19.65	286,769	19.31
$21.42/$21.91	511,151	6.9	21.49	232,354	21.50
$22.34/$25.37	536,563	5.0	23.41	505,593	23.36
$26.25/$27.51	537,770	7.5	27.34	191,130	27.05
$27.70/$31.26	367,208	7.8	28.56	183,093	28.64
$31.96	515,060	10.0	31.96	—	—

	4,740,973	6.2	$20.52	2,944,270	$17.37

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
Note 31. Merger-Related and Direct Acquisition Costs
          In connection with its acquisitions, TSFG recorded pre-tax merger-related costs, included in expense, and direct acquisition costs, included in goodwill. The merger-related and direct acquisition costs were recorded as incurred. The following summarizes these charges (in thousands) for the three years ended December 31, 2004:

	2004	2003	2002
Merger-Related Costs
Compensation-related expenses	$2,533	$823	$2,504
System conversion costs	1,505	1,196	1,355
Travel	910	214	588
Impairment loss from write-down of assets	—	181	—
Advertising	214	542	1,021
Other	2,704	2,171	1,196

	$7,866	$5,127	$6,664

	2004	2003	2002
Direct Acquisition Costs
Investment banking and professional fees	$5,432	$2,257	$6,273
Contract and lease terminations	8,547	875	1,205
Severance	1,094	6,486	306

	$15,073	$9,618	$7,784

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

	2004 (Restated)		2003 (Restated)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$199,847	$199,847	$184,057	$184,057
Interest-bearing bank balances	4,669	4,669	2,048	2,048
Federal funds sold	—	—	137	137
Trading securities	—	—	480	480
Securities available for sale	4,234,843	4,234,843	3,915,994	3,915,994
Securities held to maturity	75,245	76,552	91,097	93,188
Net loans	8,032,141	8,150,559	5,688,537	5,802,264
Derivative assets	13,441	13,441	2,127	2,127

Financial Liabilities
Deposits	$7,670,944	$7,683,671	$6,032,238	$6,053,773
Federal funds purchased and repurchase agreements	1,583,495	1,583,495	834,866	834,866
Other short-term borrowings	43,516	43,516	56,079	56,079
Long-term debt	2,972,270	2,993,712	2,711,699	2,732,241
Derivative liabilities	38,343	38,343	20,869	20,869
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
          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TSFG accounts for inter-segment revenues and expenses as if these transactions were to third parties, that is, at current market prices. TSFG evaluates performance based on budget to actual comparisons and segment profits.

          Segment information (in thousands) is shown in the table below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.

	(Restated)
	Carolina
	First	Mercantile		Eliminating
	Bank	Bank	Other	Entries	Total
Year Ended December 31, 2004
Net interest income	$239,253	$103,272	$(6,684)	$—	$335,841
Provision for loan losses	27,591	7,387	9	—	34,987
Noninterest income	97,331	20,510	79,948	(72,912)	124,877
Noninterest expenses	163,018	74,110	86,028	(72,912)	250,244
Merger-related costs (a)	779	7,010	77	—	7,866
Amortization of intangibles (a)	3,170	2,658	215	—	6,043
Income tax expense	44,710	16,757	(5,978)	—	55,489
Discontinued operations	—	(490)	—	—	(490)
Net income	101,265	25,038	(6,795)	—	119,508

December 31, 2004
Total assets	$9,242,220	$4,870,466	$1,609,685	$(1,924,166)	$13,798,205
Loans	5,021,721	3,197,326	1,197	(91,185)	8,129,059
Deposits	4,688,851	3,043,772	—	(61,679)	7,670,944

Year Ended December 31, 2003
Net interest income	$197,263	$59,325	$(5,698)	$—	$250,890
Provision for loan losses	13,588	7,068	(75)	—	20,581
Noninterest income	73,489	19,078	66,467	(58,295)	100,739
Noninterest expenses	144,296	51,187	69,982	(58,295)	207,170
Merger-related costs (a)	2,781	2,303	43	—	5,127
Amortization of intangibles (a)	1,753	1,559	121	—	3,433
Income tax expense	35,106	6,274	(3,097)	—	38,283
Minority interest in consolidated subsidiary, net of tax	(2,010)	(2)	—	—	(2,012)
Net income	75,752	13,872	(6,041)	—	83,583

December 31, 2003
Total assets	$8,517,669	$2,275,524	$1,288,074	$(1,357,027)	$10,724,240
Loans	4,372,476	1,383,279	41,402	(35,333)	5,761,824
Deposits	4,545,712	1,498,790	53,024	(65,288)	6,032,238

	(Restated)
	Carolina
	First	Mercantile		Eliminating
	Bank	Bank	Other	Entries	Total
Year Ended December 31, 2002
Net interest income	$182,838	$33,331	$(6,026)	$—	$210,143
Provision for loan losses	15,509	6,799	(42)	—	22,266
Noninterest income	54,016	9,890	63,721	(53,064)	74,563
Noninterest expenses	120,743	32,355	62,806	(53,064)	162,840
Merger-related costs (a)	921	5,743	—	—	6,664
Amortization of intangibles (a)	1,093	426	—	—	1,519
Income tax expense	32,394	1,303	(2,586)	—	31,111
Minority interest in consolidated subsidiary, net of tax	(3,247)	(3)	—	—	(3,250)
Cumulative effect of change in accounting principle, net of tax	—	—	(1,406)	—	(1,406)
Net income	64,961	2,761	(3,889)	—	63,833

(a)	Included in noninterest expenses.
Note 35. Parent Company Financial Information
          The following is condensed financial information (dollars in thousands) of The South Financial Group (Parent Company only):
Condensed Balance Sheets

	December 31,
	2004	2003
	(Restated)	(Restated)
Assets
Cash and due from banks	$51,790	$56,493
Investment in subsidiaries:
Bank subsidiaries	1,462,472	1,025,077
Nonbank subsidiaries	17,165	42,946

Total investment in subsidiaries	1,479,637	1,068,023
Receivable from subsidiaries	2,710	1,491
Other investments	15,311	16,656
Other assets	41,397	26,441

	$1,590,845	$1,169,104

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$19,577	$23,045
Payables to subsidiaries	1,908	3,386
Borrowed funds	30,205	51,299
Subordinated debt	145,695	119,075
Shareholders’ equity	1,393,460	972,299

	$1,590,845	$1,169,104

Condensed Statements of Income

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Income
Dividend income from subsidiaries	$84,638	$43,750	$55,865
Equity in undistributed net income of subsidiaries	37,854	43,558	11,572
Gain on equity investments	6,056	3,785	3,538
Interest income from subsidiaries	277	275	455
Sundry	5,134	5,917	3,139

	133,959	97,285	74,569

Expenses
Interest on borrowed funds	8,149	7,016	6,963
Loss on early extinguishment of debt	—	—	354
Sundry	10,853	8,347	5,703

	19,002	15,363	13,020

Income before taxes	114,957	81,922	61,549
Income tax benefit	(4,551)	(1,661)	(2,284)

Net income	$119,508	$83,583	$63,833

Condensed Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Operating Activities
Net income	$119,508	$83,583	$63,833
Adjustments to reconcile net income to net cash provided by operations
Equity in undistributed net income of subsidiaries	(37,854)	(43,558)	(11,572)
Gain on disposition of equity investments	(6,056)	(3,785)	(3,538)
Loss on early extinguishment of debt	—	—	354
Other assets, net	(2,739)	(11,790)	(4,177)
Other liabilities, net	(5,515)	13,013	885

Net cash provided by operating activities	67,344	37,463	45,785

Investing Activities
Investment in subsidiaries	(37,279)	(132,096)	(37,491)
Loans to subsidiaries, net	(1,697)	1,794	3,233
Proceeds from disposition of equity investments	7,282	4,023	4,844
Purchase of equity investments	(3,018)	(4,425)	(5,000)

Net cash used for investing activities	(34,712)	(130,704)	(34,414)

Financing Activities
Borrowings, net	(15,094)	1,290	(15,912)
Issuance of subordinated debt, net	—	—	62,496
Issuance of common stock, net	—	161,083	—
Cash dividends paid	(39,068)	(27,089)	(19,823)
Repurchase of common stock	—	(28,558)	(48,483)
Other	16,827	14,312	5,923

Net cash (used for) provided by financing activities	(37,335)	121,038	(15,799)

Net change in cash and cash equivalents	(4,703)	27,797	(4,428)
Cash and cash equivalents at beginning of year	56,493	28,696	33,124

Cash and cash equivalents at end of year	$51,790	$56,493	$28,696

Note 36. Quarterly Financial Data (Unaudited)
          The following provides quarterly financial data for 2004 and 2003 (dollars in thousands, except per share data).
2004 Quarterly Financial Data

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(Restated)	(Restated)	(Restated)	(Restated)
Interest income	$160,039	$147,218	$117,961	$117,014
Interest expense	62,915	55,134	45,080	43,262

Net interest income	97,124	92,084	72,881	73,752
Provision for loan losses	10,829	9,440	6,996	7,722
Noninterest income	19,082	48,266	10,163	47,366
Noninterest expenses	68,649	69,858	54,466	57,271

Income before income taxes and discontinued operations	36,728	61,052	21,582	56,125
Income taxes	13,009	18,316	7,175	16,989

Income from continuing operations	23,719	42,736	14,407	39,136
Discontinued operations, net of tax	(325)	(165)	—	—

Net income	$23,394	$42,571	$14,407	$39,136

Per common share, basic:
Income from continuing operations	$0.33	$0.62	$0.24	$0.66
Discontinued operations	—	—	—	—

Net income	$0.33	$0.62	$0.24	$0.66

Per common share, diluted:
Income from continuing operations	$0.32	$0.61	$0.24	$0.64
Discontinued operations	—	—	—	—

Net income	$0.32	$0.61	$0.24	$0.64

2003 Quarterly Financial Data

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	(Restated)	(Restated)	(Restated)	(Restated)
Interest income	$117,162	$97,416	$100,579	$98,971
Interest expense	44,861	40,910	39,959	37,508

Net interest income	72,301	56,506	60,620	61,463
Provision for loan losses	4,290	5,591	5,200	5,500
Noninterest income	23,924	25,523	29,129	22,163
Noninterest expenses	57,644	50,541	50,095	48,890

Income before income taxes and minority interest	34,291	25,897	34,454	29,236
Income taxes	10,211	7,689	11,026	9,357

Income before minority interest	24,080	18,208	23,428	19,879
Minority interest in consolidated subsidiary, net of tax	—	—	(1,000)	(1,012)

Net income	$24,080	$18,208	$22,428	$18,867

Net income per common share, basic	$0.43	$0.39	$0.48	$0.40

Net income per common share, diluted	$0.42	$0.38	$0.47	$0.39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          There have been no changes in or disagreements with accountants on accounting and financial disclosure.
Item 9A. Controls and Procedures
          TSFG maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
          (a) At December 31, 2004, TSFG’s management carried out an evaluation, under the supervision and with the participation of TSFG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on this evaluation, TSFG’s management initially concluded that as of December 31, 2004, such disclosure controls and procedures were effective. However, in October 2005, management and the Audit Committee of the Board of Directors of TSFG concluded that TSFG had a material weakness in its internal control over financial reporting as described below. Because of this material weakness in its internal control over financial reporting (described below) which impacted the financial statements as of and for the years ended December 31, 2004, 2003, and 2002 and the related quarters during those years, management has, as of the date of the filing of this Amendment No. 1 to Form 10-K, restated its assessment for those periods, and concluded that TSFG’s disclosure controls and procedures were not effective as of December 31, 2004. Management identified the following material weakness in internal control over financial reporting as of December 31, 2004:
          TSFG had ineffective policies and procedures related to the accounting for certain derivative financial instruments in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Specifically, TSFG’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. In addition, TSFG did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133, or with a sufficient understanding of derivative instruments. This material weakness has resulted in the restatement of TSFG’s financial statements for the years ended December 31, 2004, 2003 and 2002 and the restatement of financial information for the year ended December 31, 2001 and each of the quarters in 2003 and 2004.
          In connection with this Amendment No. 1 to Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed below, and we have concluded that, as of the date of filing this Amendment No. 1 to Form 10-K, our disclosure controls and procedures are not effective as we believe that additional time and testing are necessary before concluding that the material weakness has been fully remediated.
(b)	(1) Statement of management’s responsibility for maintaining adequate internal controls:
See Management’s Statement of Responsibility included in Item 8 of this Annual Report on Form 10-K/A. See also Management’s Report on Internal Control Over Financial Reporting (Restated) included in Item 8 of this Annual Report on Form 10-K/A.
(2) Statement identifying the framework utilized by management to assess internal control:
See Management’s Report on Internal Control Over Financial Reporting (Restated) included in Item 8 of this Annual Report on Form 10-K/A.
(3) Management’s assessment of the effectiveness of internal control:
See Management’s Report on Internal Control Over Financial Reporting (Restated) included in Item 8 of this Annual Report on Form 10-K/A.

(4) Statement that the independent registered public accounting firm has issued an attestation report on management’s assessment of internal control:
See Management’s Report on Internal Control Over Financial Reporting (Restated) included in Item 8 of this Annual Report on Form 10-K/A.
(c)	Attestation report of KPMG LLP, an independent registered public accounting firm, on TSFG’s revised assessment of the effectiveness of its internal control over financial reporting:

See “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report on Form 10-K/A.

(d)	Changes in internal control over financial reporting:

TSFG continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequently, we have implemented several important changes in our internal control over financial reporting related to our accounting for derivatives. These actions include:
•	Enhancing risk management policies and procedures related to reviewing derivative transactions;

•	Reviewing policies and procedures related to the initiation and subsequent review of hedge strategies;

•	Engaging a third party consultant to provide ongoing expertise related to hedge documentation at inception and ongoing monitoring, and to assist management in evaluating the appropriateness of the accounting for these transactions in accordance with Generally Accepted Accounting Principles;

•	Changing policies and procedures to limit the Company’s use of the “short-cut” method.
While we believe these actions have significantly improved the internal controls over financial reporting, we further believe that additional time and testing are necessary before concluding that the material weakness has been fully remediated. We anticipate that the material weakness will be fully remediated by December 31, 2005.
Item 9B. Other Information
          On December 14, 2004, the Compensation Committee of the Board of Directors approved performance goals for bonus awards for 2005 under the Management Incentive Compensation Plan (the “Plan”) for all TSFG executive officers, including Mack I. Whittle, Jr., William S. Hummers III, James W. Terry, Jr., Andrew B. Cheney and John C. DuBose. Bonus payments will be a percentage of the individual’s base salary amount that varies depending on the extent to which target performance goals for the year are met or exceeded. Target performance goals are subject to adjustment to appropriately reflect dilution associated with corporate transactions that may occur during 2005. Target performance goals were established for earnings per share, return on assets and return on equity. Individual target performance goals also were established based on each executive’s 2005 strategic plan and objectives for his areas of organizational responsibility.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
          (a)(1)Financial Statements filed as part of this report:
          The following items are included in Item 8 hereof:
Management’s Statement of Financial Responsibility
Management’s Report on Internal Control over Financial Reporting (Restated)
Reports of KPMG LLP, an Independent Registered Public Accounting Firm (Restated)
Consolidated Balance Sheets—December 31, 2004 and 2003 (Restated)
Consolidated Statements of Income—Years ended December 31, 2004, 2003 and 2002 (Restated)
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income—Years ended December 31, 2004, 2003 and 2002 (Restated)

Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002 (Restated)
Notes to Consolidated Financial Statements (Restated)
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

          (a)(3) Listing of Exhibits

Exhibit No.	Description of Exhibit	Location
2.41	Asset Sale Agreement entered into as of September 3, 2002 by and among TSFG, Carolina First Bank and Rock Hill Bank & Trust	Incorporated by reference to Exhibit 2.1 of TSFG’s Registration Statement on Form S-4, Commission File No. 333-100100

3.1	Articles of Incorporation.	Incorporated by reference to Exhibits 3.1 and 3.2 of TSFG’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004, Commission File No. 15083.

3.2	Amended and Restated Bylaws of TSFG as amended and restated as of December 18, 1996	Incorporated by reference to Exhibit 3.1 of TSFG’s Current Report on Form 8-K dated December 18, 1996, Commission File No. 0-15083

4.1	Specimen TSFG Common Stock certificate	Incorporated by Reference to Exhibit 4.1 of TSFG’s Registration Statement on Form S-1, Commission File No. 33-7470

4.2	Articles of Incorporation, as amended	Included as Exhibit 3.1

4.3	Bylaws	Included as Exhibit 3.2

4.4	Amended and Restated Common Stock Dividend Reinvestment Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-3, Commission File No. 333-112404

10.1	TSFG Amended and Restated Restricted Stock Agreement Plan, as amended by Amendment #1 and #2.	Incorporated by reference to Exhibit 99.1 from TSFG’s Registration Statement on Form S-8, Commission File No. 33-82668/82670; Exhibit 10.1.1 from TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001; and Exhibit 10.1.2 from TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083.

10.1.1*	Amendment #3 to TSFG Amended and Restated Restricted Stock Agreement Plan	Incorporated by reference to Exhibit 10.1.1 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.2*	TSFG Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.2 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 0-15083

10.3*	TSFG Amended and Restated Stock Option Plan, as amended by Amendment #1, #2, #3 and #4	Incorporated by reference to Exhibit 10.2 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, Commission File No. 0-15083; Exhibit 10.3.2 of TSFG’s Registration Statement on Form S-4, Commission File No. 333-32590; Exhibit 10.3.3 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083; and Exhibit 10.3.4 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

Exhibit No.	Description of Exhibit	Location
10.4*	TSFG Salary Reduction Plan	Incorporated by reference to Exhibit 28.1 of TSFG’s Registration Statement on Form S-8, Commission File No. 33-25424

10.5*	Noncompetition, Severance and Employment Agreement dated October 13, 2000, by and between TSFG and Mack I. Whittle, Jr.:	Incorporated by reference to Exhibit 10.5 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.6*	Noncompetition, Severance and Employment Agreement dated October 13, 2000, by and between TSFG and William S. Hummers III	Incorporated by reference to Exhibit 10.6 of TSFG’s Annual Report on Form 10-K for year ended December 31, 2001, Commission File No. 0-15083

10.7*	Noncompetition and Severance Agreement dated February 21, 1996, between TSFG and James W. Terry, Jr.	Incorporated by reference to Exhibit 10.7 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-15083

10.8*	Noncompetition, Severance and Employment Agreement dated as of January 1, 2002, by and between TSFG and John C. DuBose	Incorporated by reference to Exhibit 10.8 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.9*	Noncompetition, Severance and Employment Agreement dated as of March 31, 2000, by and between TSFG and Andrew B. Cheney	Incorporated by reference to Exhibit 10.10 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.10*	Noncompetition, Severance and Employment Agreement dated January 10, 2000, between Carolina First Bank, TSFG and Stephen L. Chryst, as amended by Amendment #1 dated September 19, 2001	Incorporated by reference to Appendix C of Annex A of TSFG’s Registration Statement on Form S-4, Commission File No. 333-32590 and Exhibit 10.1 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 0-15083

10.11*	Noncompetition, Severance and Employment Agreement dated January 10, 2000, between Carolina First Bank, TSFG and Tommy E. Looper, as amended by Amendment #1 dated September 19, 2001.	Incorporated by reference to Appendix D of Annex A of TSFG’s Registration Statement on Form S-4, Commission File No. 333-32590 and Exhibit 10.2 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 0-15083

10.12*	TSFG Short-Term Performance Plan	Incorporated by reference to Exhibit 10.3 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083

10.13*	TSFG Amended and Restated 2001 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.14 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.14*	Amended and Restated TSFG Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 15083

10.15*	TSFG Directors Stock Option Plan	Incorporated by reference to Exhibit 99.1 from TSFG’s Registration Statement on Form S-8, Commission File No. 33-82668/82670

10.16*	TSFG Amended and Restated Fortune 50 Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-8, Commission File No. 333-31948

10.17*	Carolina First Bank Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.18*	Supplemental Executive Retirement Agreements between TSFG and Mack I. Whittle, Jr., William S. Hummers III, John C. DuBose, Andrew B. Cheney and James W. Terry, Jr.	Incorporated by reference to Exhibit 10.25 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-15083

Exhibit No.	Description of Exhibit	Location
10.19	Standstill Agreement dated August 16, 2001 by and among TSFG, Mid-Atlantic Investors, and Individuals set forth in the Agreement	Incorporated by reference to Exhibit 10.3 of TSFG’s Quarterly Report on Form 10-Q for the fiscal Quarter ended September 30, 2001

10.20*	TSFG 2004 Long Term Incentive Plan	Incorporated by reference to Exhibit 10.25 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.22*	TSFG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.27 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.23*	Form of Grant for TSFG 2004-2006 Long-Term Incentive Plan – Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.23 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005

10.24*	Management Incentive Compensation Plan Targets	Incorporated by reference to Exhibit 10.24 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005

11.1	Statement of Computation of Earnings Per Share.	Filed herewith as Note 28 of the Notes to Consolidated Financial Statements

21.1	Subsidiaries of TSFG	Incorporated by reference to Exhibit 21.1 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005

22.1	Proxy Statement for the 2005 Annual Meeting of Shareholders	Future filing incorporated by reference pursuant to General Instruction G(3)

23.1	Consent of KPMG LLP	Filed herewith

23.2	Opinion of Independent Registered Public Accounting Firm	Included herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

*	This is a management contract or compensatory plan.
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
The South Financial Group, Inc.

Name	Title	Date
/s/ Mack I. Whittle, Jr. Mack I. Whittle, Jr.	President and Chief Executive Officer	November 21, 2005
/s/ Timothy K. Schools Timothy K. Schools	Executive Vice President (Principal Accounting and Chief Financial Officer)	November 21, 2005
          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Name	Title	Date
/s/William R. Timmons, Jr. William R. Timmons, Jr.	Chairman of the Board	November 21, 2005
/s/Mack I. Whittle, Jr. Mack I. Whittle, Jr.	Director	November 21, 2005
/s/ William S. Hummers III William S. Hummers III	Director	November 21, 2005
/s/ William P. Brant William P. Brant	Director	November 21, 2005
/s/ J. W. Davis J. W. Davis	Director	November 21, 2005
C. Claymon Grimes, Jr.	Director	November 21, 2005
/s/ M. Dexter Hagy M. Dexter Hagy	Director	November 21, 2005
/s/ Darla Moore Darla Moore	Director	November 21, 2005
/s/ Jon W. Pritchett Jon W. Pritchett	Director	November 21, 2005

Name	Title	Date
/s/ H. Earle Russell, Jr. H. Earle Russell, Jr.	Director	November 21, 2005
/s/Charles B. Schooler Charles B. Schooler	Director	November 21, 2005
/s/ Edward J. Sebastian Edward J. Sebastian	Director	November 21, 2005
/s/John C. B. Smith, Jr. John C. B. Smith, Jr.	Director	November 21, 2005
/s/ William R. Timmons III William R. Timmons III	Director	November 21, 2005
/s/ Samuel H. Vickers Samuel H. Vickers	Director	November 21, 2005
/s/ David C. Wakefield III David C. Wakefield III	Director	November 21, 2005