Form 10-Q/A
period 2005-03-31
SOUTH FINANCIAL GROUP INC
filed 2005-11-21
CIK 797871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1 to Form 10-Q
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
(864) 255-7900
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of outstanding shares of the issuer’s $1.00 par value common stock as of May 3, 2005 was 71,901,830.

Explanatory Note — 2005 Restatement
     This Amendment No. 1 to Form 10-Q (this “Amendment No. 1”) is being filed by TSFG to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2005 (the “Initial Form 10-Q”). This Amendment No. 1 is required due to inaccuracies in the Initial Form 10-Q related to our accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
     This Amendment No. 1 restates unaudited Consolidated Financial Statements for the three months ended March 31, 2005 and 2004, which supersede TSFG’s previously issued unaudited Consolidated Financial Statements for those interim periods. For information regarding the restatement, see Note 1 to our unaudited Consolidated Financial Statements contained herein. This Amendment No. 1 includes a restatement which changes Part I — Items 1, 2 and 4, including related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
     Except as otherwise specifically noted, all information contained herein is as of March 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q. For the convenience of readers, this Amendment No. 1 restates in its entirety TSFG’s Initial Form 10-Q.
     Cumulatively through December 31, 2004, and separately in the first quarter of 2005, this non-cash restatement had the following earnings effects:

	Effects of Correction
	Total		Total
	Cumulative		Cumulative
	through	Quarter ending	through
	December 31,	March 31,	March 31,
(In thousands)	2004	2005	2005
Increase (decrease) in net income	$(6,200)	$(12,143)	$(18,343)
     This Amendment No. 1 includes changes in “Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures as of March 31, 2005. This restated assessment results from a material weakness in our internal control over financial reporting related to our accounting for certain derivative financial instruments under SFAS 133. TSFG had ineffective policies and procedures related to the accounting for certain derivative financial instruments in accordance with SFAS 133. Specifically, TSFG’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. In addition TSFG did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133, or with a sufficient understanding of derivative instruments.
     The material weakness resulted in accounting errors, as TSFG determined that the hedge accounting treatment applied to certain interest rate swaps was not consistent with the documentation provisions of SFAS 133. As a result of not having the proper hedge documentation in place upon inception of the hedging relationship, TSFG was not able to apply hedge accounting under SFAS 133 in prior periods. Therefore, the derivative instrument’s gain or loss has been included in noninterest income in derivative gains or losses, with no offsetting fair value adjustment for the hedged item, as would be the case with fair value hedge accounting treatment, and no fair value adjustment included in other comprehensive income, as would be the case with cash flow hedge accounting treatment. TSFG’s historical accounting for these items also reflected the exchange of interest payments related to the swap contracts in net interest income. However, these amounts have been reclassified as part of the gain or loss on derivative activities as a result of this restatement.
 i

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
     We have implemented several important changes in our internal controls as of the date of this report to address the material weakness. However, we believe that additional time and testing are necessary before concluding that the material weakness has been fully remediated. See Item 4, “Controls and Procedures.”
 ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	March 31,		December 31,
	2005	2004	2004
	(Restated)	(Restated)	(Restated)
Assets
Cash and due from banks	$219,968	$220,636	$199,847
Interest-bearing bank balances	5,793	1,048	4,669
Federal funds sold	—	4,477	—
Securities
Trading	20	1,462	—
Available for sale	4,763,986	3,779,782	4,234,843
Held to maturity (market value $70,269, $87,050 and $76,552, respectively)	69,805	84,876	75,245

Total securities	4,833,811	3,866,120	4,310,088

Loans
Loans held for sale	23,958	15,850	21,302
Loans held for investment	8,398,360	5,986,684	8,107,757
Allowance for loan losses	(98,690)	(74,871)	(96,918)

Net loans	8,323,628	5,927,663	8,032,141

Premises and equipment, net	178,044	144,860	170,648
Accrued interest receivable	63,861	47,914	65,174
Goodwill	574,130	324,614	571,853
Other intangible assets	37,791	27,389	39,597
Other assets	462,653	311,110	404,188

	$14,699,679	$10,875,831	$13,798,205

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$1,290,427	$924,753	$1,237,877
Interest-bearing	6,884,543	5,117,006	6,433,067

Total deposits	8,174,970	6,041,759	7,670,944
Federal funds purchased and repurchase agreements	1,724,813	1,115,432	1,583,495
Other short-term borrowings	36,312	43,986	43,516
Long-term debt	3,211,887	2,529,422	2,972,270
Accrued interest payable	37,892	23,090	31,943
Other liabilities	149,602	96,009	102,577

Total liabilities	13,335,476	9,849,698	12,404,745

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 71,757,924, 59,599,431, and 71,252,346 shares, respectively	71,758	59,599	71,252
Surplus	1,064,673	720,758	1,056,185
Retained earnings	298,943	240,279	288,002
Guarantee of employee stock ownership plan debt and nonvested restricted stock	(4,341)	(5,071)	(3,483)
Common stock held in trust for deferred compensation	(1,383)	(706)	(901)
Deferred compensation payable in common stock	1,383	706	901
Accumulated other comprehensive (loss) income, net of tax	(66,830)	10,568	(18,496)

Total shareholders’ equity	1,364,203	1,026,133	1,393,460

	$14,699,679	$10,875,831	$13,798,205

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
Interest Income
Interest and fees on loans	$121,478	$78,017
Interest and dividends on securities:
Taxable	46,148	37,210
Exempt from federal income taxes	2,462	1,759

Total interest and dividends on securities	48,610	38,969
Interest on short-term investments	161	28

Total interest income	170,249	117,014

Interest Expense
Interest on deposits	39,977	26,867
Interest on short-term borrowings	10,111	2,109
Interest on long-term debt	21,912	14,286

Total interest expense	72,000	43,262

Net Interest Income	98,249	73,752
Provision for Loan Losses	10,962	7,722

Net interest income after provision for loan losses	87,287	66,030
Noninterest Income	13,271	47,366
Noninterest Expenses	66,510	57,271

Income before income taxes and discontinued operations	34,048	56,125
Income taxes	11,236	16,989

Income from continuing operations	22,812	39,136
Discontinued operations, net of income tax	(396)	—

Net Income	$22,416	$39,136

Average Common Shares Outstanding, Basic	71,376	59,214
Average Common Shares Outstanding, Diluted	73,021	60,809
Per Common Share, Basic
Income from continuing operations	$0.32	$0.66
Discontinued operations	(0.01)	—

Net income	$0.31	$0.66

Per Common Share, Diluted

Income from continuing operations	$0.32	$0.64
Discontinued operations	(0.01)	—

Net income	$0.31	$0.64

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data) (Unaudited)

				Retained	Accumulated
	Shares of			Earnings	Other
	Common	Common		and	Comprehensive
	Stock	Stock	Surplus	Other*	Income (Loss)	Total
Balance, December 31, 2003	59,064,375	$59,064	$712,788	$214,184	$(6,167)	$979,869
Prior period adjustment	—	—	—	(6,591)	(979)	(7,570)

Balance, December 31, 2003 (restated)	59,064,375	59,064	712,788	207,593	(7,146)	972,299
Net income (restated)	—	—	—	39,136	—	39,136
Other comprehensive income, net of income tax of $10,854 (restated)	—	—	—	—	17,714	17,714

Comprehensive income (restated)	—	—	—	—	—	56,850

Cash dividends declared ($0.15 per common share)	—	—	—	(8,944)	—	(8,944)
Common stock activity:
Exercise of stock options, including income tax benefit of $1,887	299,923	300	4,235	—	—	4,535
Acquisitions	(294)	—	(7)	—	—	(7)
Dividend reinvestment plan	28,617	29	787	—	—	816
Restricted stock plan	202,289	202	2,841	(2,639)	—	404
Employee stock purchase plan	2,091	2	57	—	—	59
Director compensation	2,430	2	66	—	—	68
Common stock purchased by trust for deferred compensation	—	—	—	(555)	—	(555)
Deferred compensation payable in common stock	—	—	—	555	—	555
Miscellaneous	—	—	(9)	62	—	53

Balance, March 31, 2004 (restated)	59,599,431	$59,599	$720,758	$235,208	$10,568	$1,026,133

Balance, December 31, 2004	71,252,346	$71,252	$1,056,185	$290,719	$(17,553)	$1,400,603
Prior period adjustment	—	—	—	(6,200)	(943)	(7,143)

Balance, December 31, 2004 (restated)	71,252,346	71,252	1,056,185	284,519	(18,496)	1,393,460
Net income (restated)	—	—	—	22,416	—	22,416
Other comprehensive loss, net of income tax of $28,283 (restated)	—	—	—	—	(48,334)	(48,334)

Comprehensive loss (restated)	—	—	—	—	—	(25,918)

Cash dividends declared ($0.16 per common share)	—	—	—	(11,475)	—	(11,475)
Common stock activity:
Exercise of stock options, including income tax benefit of $1,975	387,534	388	6,210	—	—	6,598
Dividend reinvestment plan	30,741	31	852	—	—	883
Restricted stock plan	79,796	80	1,159	(918)	—	321
Employee stock purchase plan	4,179	4	115	—	—	119
Director compensation	3,328	3	104	—	—	107
Common stock purchased by trust for deferred compensation	—	—	—	(482)	—	(482)
Deferred compensation payable in common stock	—	—	—	482	—	482
Miscellaneous	—	—	48	60	—	108

Balance, March 31, 2005 (restated)	71,757,924	$71,758	$1,064,673	$294,602	$(66,830)	$1,364,203

*	Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.
See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Cash Flows from Operating Activities
Net income	$22,416	$39,136
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	11,058	12,642
Provision for loan losses	10,962	7,722
Gain on sale of available for sale securities	(234)	(5,214)
Gain on equity investments	(1,711)	(2,810)
Loss (gain) on trading and derivative activities	16,305	(9,707)
Gain on disposition of assets and liabilities	—	(2,350)
Gain on sale of loans	(1,270)	(1,383)
Loss (gain) on disposition of premises and equipment	2	(5)
(Gain) loss on disposition of other real estate owned	(569)	189
Contribution to foundation	683	—
Conservation grant of land	—	3,350
Impairment loss from write-down of mortgage servicing rights	—	6
(Gain) loss on early extinguishment of debt	(1,428)	1,429
Trading account assets, net	95	(942)
Origination of loans held for sale	(108,366)	(104,284)
Sale of loans held for sale and principal repayments	108,038	119,436
Other assets, net	(35,310)	(3,027)
Other liabilities, net	37,690	3,776

Net cash provided by operating activities	58,361	57,964

Cash Flows from Investing Activities
Sale of securities available for sale	409,061	459,915
Maturity, redemption, call, or principal repayments of securities available for sale	443,744	477,625
Maturity, redemption, call, or principal repayments of securities held to maturity	5,375	6,158
Purchase of securities available for sale	(1,460,538)	(777,666)
Origination of loans held for investment, net of principal repayments	(304,274)	(265,303)
Sale of other real estate owned	2,369	2,249
Sale of premises and equipment	670	5
Purchase of premises and equipment	(12,902)	(5,985)
Cash equivalents acquired, net of payment for purchase acquisitions	—	(86)

Net cash used for investing activities	(916,495)	(103,088)

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Cash Flows from Financing Activities
Deposits, net	509,847	8,551
Federal funds purchased and repurchase agreements, net	141,334	280,596
Other short-term borrowings, net	(7,412)	(12,364)
Issuance of long-term debt	1,084,850	—
Payment of long-term debt	(843,664)	(185,082)
Prepayment penalty on early extinguishment of debt	—	(1,429)
Cash dividends paid on common stock	(11,416)	(8,873)
Other common stock activity	5,840	3,644

Net cash provided by financing activities	879,379	85,043

Net change in cash and cash equivalents	21,245	39,919
Cash and cash equivalents at beginning of year	204,516	186,242

Cash and cash equivalents at end of period	$225,761	$226,161

Supplemental Cash Flow Data
Interest paid	$61,542	$36,839
Income taxes paid	590	1,858
Significant non-cash investing and financing transactions:
Change in unrealized (loss) gain on available for sale securities	(76,617)	28,568
Security sales settled subsequent to quarter-end	23,581	7,133
Security purchases settled subsequent to quarter-end	18,335	—
Loans transferred to other real estate owned	1,396	1,690
See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) General
     The foregoing unaudited Consolidated Financial Statements and Notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the Notes to Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K/A for the year ended December 31, 2004 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements.
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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Since 2001, TSFG has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs, FHLB advances and subordinated notes. Since inception of the hedging program, TSFG has applied the “short-cut” method of hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) to account for the interest rate swaps. Subsequent to June 30, 2005, TSFG determined that the hedging relationships did not qualify for the “short-cut” method. The interest rate swaps used to hedge brokered CDs were determined to be disqualified as fair value hedges under the “short-cut” method because the form of payment of the broker fee incurred to acquire the related CD was determined to have caused the swap not to have a zero value at inception. The interest rate swaps used to hedge FHLB advances were determined to be disqualified as fair value hedges under the “short-cut” method due to the presence of embedded options. The interest rate swaps used to hedge subordinated notes were determined to be disqualified as cash flow hedges under the “short-cut” method due to differences in reset dates between the interest rate swaps and subordinated notes and prepayment options in the subordinated notes. Although the impact of applying the alternative “long-haul” method of documentation under SFAS 133 and the results under the “short-cut” method are believed to result in no material difference in the hedge effectiveness of the majority of these swaps, and management believes these interest rate swaps have been effective as economic hedges, hedge accounting under SFAS 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge.
     TSFG is charged a fee in connection with its acquisition of brokered CDs. This fee is not paid for separately by TSFG to the CD broker, but rather is built in as part of the overall rate on the interest rate swap. In connection with the restatement, TSFG has determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. Gross fees paid on the brokered CDs since inception of the program in 2001 were $16.8 million at March 31, 2005, and the remaining unamortized prepaid broker fees at March 31, 2005 were $9.4 million.
     As a result, the financial statements for all affected periods through December 31, 2004 reflect a cumulative charge of approximately $6.2 million (net of income taxes) to account for the interest rate swaps referred to above as if hedge accounting was never applied for them. In addition, first quarter 2005 includes a charge of approximately $12.1 million (net of income taxes) to reflect the same treatment.
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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     TSFG is filing this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2005, and has refiled its Annual Report on Form 10-K/A for the year ended December 31, 2004 to reflect the proper accounting treatment.
     Effects of the restatement by line item follow for the periods presented in this Amendment No. 1 to Form 10-Q:

	Impact to Consolidated Balance Sheets
	(In thousands)(Unaudited)
	March 31, 2005		March 31, 2004		December 31, 2004
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Other assets	$447,854	$462,653	$309,913	$311,110	$395,797	$404,188
Total assets	14,684,880	14,699,679	10,874,634	10,875,831	13,789,814	13,798,205
Interest-bearing deposits	6,864,148	6,884,543	5,120,577	5,117,006	6,427,660	6,433,067
Total deposits	8,154,575	8,174,970	6,045,330	6,041,759	7,665,537	7,670,944
Long-term debt	3,197,287	3,211,887	2,524,966	2,529,422	2,962,143	2,972,270
Total liabilities	13,300,481	13,335,476	9,848,813	9,849,698	12,389,211	12,404,745
Retained earnings	317,286	298,943	240,027	240,279	294,202	288,002
Accumulated other comprehensive (loss) income, net of tax	(64,977)	(66,830)	10,508	10,568	(17,553)	(18,496)
Total shareholders’ equity	1,384,399	1,364,203	1,025,821	1,026,133	1,400,603	1,393,460

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Impact to Consolidated Statements of Income
	(In thousands, except share data) (Unaudited)

	Three Months Ended March 31,
	2005		2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Interest expense on deposits	$34,382	$39,977	$19,450	$26,867
Interest expense on long-term debt	21,855	21,912	13,439	14,286
Total interest expense	66,348	72,000	34,998	43,262
Net interest income	103,901	98,249	82,016	73,752
Net interest income after provision for loan losses	92,939	87,287	74,294	66,030
Noninterest income	25,743	13,271	29,288	47,366
Income before income taxes and discontinued operations	52,172	34,048	46,311	56,125
Income taxes	17,217	11,236	14,018	16,989
Income from continuing operations	34,955	22,812	32,293	39,136
Net income	34,559	22,416	32,293	39,136

Per common share, basic:
Income from continuing operations	$0.49	$0.32	$0.55	$0.66
Net income	0.48	0.31	0.55	0.66

Per common share, diluted:
Income from continuing operations	$0.48	$0.32	$0.53	$0.64
Net income	0.47	0.31	0.53	0.64

	Impact to Consolidated Statements of Changes
	In Shareholders’ Equity and Comprehensive Income (Loss)
	(In thousands) (Unaudited)

	March 31, 2005		March 31, 2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Total shareholders’ equity, January 1	$1,400,603	$1,393,460	$979,869	$972,299
Net income	34,559	22,416	32,293	39,136
Other comprehensive (loss) income, net of tax	(47,424)	(48,334)	16,675	17,714
Total shareholders’ equity, March 31	1,384,399	1,364,203	1,025,821	1,026,133

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Impact to Consolidated Statements of Cash Flows
	(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2005		March 31, 2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Cash Flows from Operating Activities:
Net income	$34,559	$22,416	$32,293	$39,136
(Gain) loss on trading and derivatives	(904)	16,305	1,369	(9,707)
Change in other assets, net	(30,244)	(35,310)	(7,260)	(3,027)
Cash flows from operating activities	58,361	58,361	57,964	57,964
Stock-Based Compensation
     At March 31, 2005, TSFG had several stock-based employee compensation plans, which are described more fully in Note 29 to the Consolidated Financial Statements in TSFG’s Annual Report on Form 10-K/A for the year ended December 31, 2004. TSFG accounts for its option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Under the fair value method, fair value is measured on the date of grant using an option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period. TSFG uses the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of TSFG’s stock options.
     The following table provides pro forma net income and earnings per share information, as if TSFG had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the periods presented (dollars in thousands, except per share data).

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
Net Income
Net income, as reported	$22,416	$39,136
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	655	590

Pro forma net income	$21,761	$38,546

Basic Earnings Per Share
As reported	$0.31	$0.66
Pro forma	0.30	0.65

Diluted Earnings Per Share
As reported	$0.31	$0.64
Pro forma	0.30	0.63
     The following is a summary of TSFG’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2005	2004
Expected life (in years)	6.93	7.41
Expected volatility	34.72%	34.76%
Risk-free interest rate	3.97	3.54
Expected dividend yield	2.10	2.10
Weighted-average fair value of options granted during the period	$10.49	$9.84

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) Supplemental Financial Information To Consolidated Statements of Income
     The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
Noninterest Income
Service charges on deposit accounts	$8,577	$8,113
Debit card income	1,515	814
Customer service fee income	831	672

Total customer fee income	10,923	9,599

Brokerage income	1,290	1,196
Trust income	978	927

Total brokerage and trust income	2,268	2,123

Bank-owned life insurance income	2,761	2,290
Merchant processing income	2,038	2,013
Mortgage banking income	1,487	1,555
Insurance income	1,286	1,022
Gain on sale of available for sale securities	234	5,214
Gain on equity investments	1,711	2,810
(Loss) gain on trading and derivative activities	(11,568)	16,709
Gain on disposition of assets and liabilities	—	2,350
Other	2,131	1,681

Total noninterest income	$13,271	$47,366

Noninterest Expenses
Salaries and wages	$24,577	$18,859
Employee benefits	9,024	6,915
Occupancy	6,099	5,072
Furniture and equipment	5,533	4,615
Professional fees	2,527	1,648
Merchant processing expense	1,632	1,559
Telecommunications	1,326	1,145
Amortization of intangibles	1,806	1,195
Merger-related costs	305	177
Contribution to foundation	683	—
Conservation grant of land	—	3,350
(Gain) loss on early extinguishment of debt	(1,428)	1,429
Other	14,426	11,307

Total noninterest expenses	$66,510	$57,271

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) Accumulated Other Comprehensive (Loss) Income
     The following summarizes accumulated other comprehensive (loss) income, net of tax (in thousands):

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
Unrealized (Losses) Gains on Available for Sale Securities
Balance at beginning of period	$(18,496)	$(7,146)
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period	(74,672)	36,592
Income tax benefit (expense)	27,598	(13,487)
Less: Reclassification adjustment for gains included in net income	(1,945)	(8,024)
Income tax expense	685	2,633

	(48,334)	17,714

Balance at end of period	(66,830)	10,568

Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	—	—
Other comprehensive income:
Unrealized gain (loss) on change in fair values	—	—
Income tax benefit (expense)	—	—

	—	—

Balance at end of period	—	—

	$(66,830)	$10,568

Total other comprehensive income (loss)	$(48,334)	$17,714
Net income	22,416	39,136

Comprehensive income (loss)	$(25,918)	$56,850

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(4) Gross Unrealized Losses on Investment Securities
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at March 31, 2005, were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. Treasury	$203,115	$6,425	$24,015	$1,101	$227,130	$7,526
U.S. Government agencies	958,398	13,556	109,532	4,482	1,067,930	18,038
Mortgage-backed securities	2,180,434	55,318	578,749	21,344	2,759,183	76,662
State and municipals	176,548	2,569	80,589	2,423	257,137	4,992
Corporate bonds	78,583	1,766	15,953	379	94,536	2,145
Federal National Mortgage Association preferred stock	43,623	1,101	—	—	43,623	1,101
Federal Home Loan Mortgage Corporation preferred stock	11,614	376	—	—	11,614	376
Equity investments	1,191	76	—	—	1,191	76

	$3,653,506	$81,187	$808,838	$29,729	$4,462,344	$110,916

Securities Held to Maturity
State and municipals	$—	$—	$27,136	$489	$27,136	$489

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
     TSFG also invests in community bank stocks and privately held, nonmarketable securities totaling $5.6 million in available for sale securities and $9.4 million in other assets. At March 31, 2005, equity method investments totaling $8.8 million were included in other assets. These investments do not have readily identifiable fair market values.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) Goodwill
     The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) at and for the three months ended March 31, 2005:

	Carolina	Mercantile
	First Bank	Bank	Other	Total
Balance, December 31, 2004	$206,401	$362,215	$3,237	$571,853
Purchase accounting adjustments	20	2,257	—	2,277

Balance, March 31, 2005	$206,421	$364,472	$3,237	$574,130

(6) Other Intangible Assets
     Other intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	March 31,		December 31,
	2005	2004	2004
Core deposit intangible	$52,206	$38,770	$52,206
Less accumulated amortization	(19,900)	(14,570)	(18,463)

	32,306	24,200	33,743

Non-compete agreement intangible	5,672	2,213	5,672
Less accumulated amortization	(1,428)	(387)	(1,099)

	4,244	1,826	4,573

Customer list intangible	1,595	1,558	1,595
Less accumulated amortization	(354)	(195)	(314)

	1,241	1,363	1,281

	$37,791	$27,389	$39,597

     The following presents the details for amortization expense of intangible assets (in thousands) for the three months ended March 31:

	2005	2004
Core deposit intangible	$1,437	$1,063
Non-compete agreement intangible	329	93
Customer list intangible	40	39

Total amortization expense of intangible assets	$1,806	$1,195

     The estimated amortization expense for amortizable intangible assets for the years ended December 31 is as follows (excludes amortization expense for intangible assets associated with acquisitions not completed as of March 31, 2005):

		Non-
	Core	Compete	Customer
	Deposit	Agreement	List
	Intangible	Intangible	Intangible	Total
2005	$5,696	$1,315	$160	$7,171
2006	5,095	1,314	160	6,569
2007	4,607	1,206	160	5,973
2008	3,801	527	160	4,488
2009	3,095	209	160	3,464
Aggregate total for all years thereafter	11,449	2	481	11,932

	$33,743	$4,573	$1,281	$39,597

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(8) Share Information
     The following is a summary of the basic and diluted average common shares outstanding and earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
Numerators
Income from continuing operations	$22,812	$39,136
Discontinued operations, net of income tax	(396)	—

Net income	$22,416	$39,136

Basic
Average common shares outstanding (denominator)	71,376,085	59,214,344

Earnings per share:
Income from continuing operations	$0.32	$0.66
Discontinued operations	(0.01)	—

Net income	$0.31	$0.66

Diluted
Average common shares outstanding	71,376,085	59,214,344
Average dilutive potential common shares	1,644,920	1,595,126

Average diluted shares outstanding (denominator)	73,021,005	60,809,470

Earnings per share:
Income from continuing operations	$0.32	$0.64
Discontinued operations	(0.01)	—

Net income	$0.31	$0.64

     The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number	Range of
	of Shares	Exercise Prices
For the Three Months Ended
March 31, 2005	527,899	$31.26 to $31.96
March 31, 2004	58,989	$30.35 to $31.26
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
(10) Merger-Related and Direct Acquisition Costs
     In connection with acquisitions, TSFG recorded pre-tax merger-related costs, included in noninterest expenses, and direct acquisition costs, included in goodwill. The merger-related and direct acquisition costs were recorded as incurred. The following summarizes these charges (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Merger-Related Costs
Compensation-related expenses	$207	$35
System conversion costs	15	16
Travel	2	6
Advertising	—	6
Other	81	114

	$305	$177

Direct Acquisition Costs
Investment banking and professional fees	$24	$77
Contract and lease terminations	358	86
Severance	82	(26)

	$464	$137

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
     TSFG evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in TSFG’s Annual Report on Form 10-K/A for the year ended December 31, 2004.
     Segment information (in thousands) is shown in the table below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment.

	(Restated)
	Carolina	Mercantile		Eliminating
	First Bank	Bank	Other	Entries	Total
Three Months Ended March 31, 2005
Net interest income	$63,365	$37,214	$(2,330)	$—	$98,249
Provision for loan losses	9,248	1,722	(8)	—	10,962
Noninterest income	6,181	3,518	26,323	(22,751)	13,271
Noninterest expenses	41,906	24,618	22,737	(22,751)	66,510
Merger-related costs (a)	—	305	—	—	305
Amortization of intangibles (a)	811	959	36	—	1,806
Income tax expense	5,923	4,749	564	—	11,236
Discontinued operations, net of income tax	—	(396)	—	—	(396)
Net income	12,469	9,247	700	—	22,416

March 31, 2005
Total assets	$9,712,979	$5,380,474	$1,582,624	$(1,976,398)	$14,699,679
Total loans	5,227,512	3,284,799	892	(90,885)	8,422,318
Total deposits	5,051,230	3,169,592	—	(45,852)	8,174,970

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Restated)
	Carolina	Mercantile		Eliminating
	First Bank	Bank	Other	Entries	Total
Three Months Ended March 31, 2004
Net interest income	$58,383	$16,430	$(1,061)	$—	$73,752
Provision for loan losses	6,127	1,579	16	—	7,722
Noninterest income	37,564	7,858	18,126	(16,182)	47,366
Noninterest expenses	41,638	12,427	19,388	(16,182)	57,271
Merger-related costs (a)	190	(13)	—	—	177
Amortization of intangibles (a)	803	321	71	—	1,195
Income tax expense	14,561	3,091	(663)	—	16,989
Net income	33,621	7,191	(1,676)	—	39,136

March 31, 2004
Total assets	$8,639,537	$2,451,348	$1,338,330	$(1,553,384)	$10,875,831
Total loans	4,519,252	1,478,133	40,867	(35,718)	6,002,534
Total deposits	4,498,557	1,538,800	55,831	(51,429)	6,041,759

(a)	Included in noninterest expenses.
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
(15) Management’s Opinion
     The Consolidated Financial Statements in this report are unaudited, and the Consolidated Balance Sheet at December 31, 2004 is derived from TSFG’s Consolidated Audited Financial Statements. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     On October 19, 2005, management and the Audit Committee of the Board of Directors of TSFG determined that TSFG must restate its previously issued financial statements as of and for the years ended December 31, 2004, 2003, and 2002 and the related quarters during those years, as well as the first and second quarters of 2005, and that these previously issued financial statements should no longer be relied upon, as a result of accounting treatment accorded certain of its interest rate swaps associated with brokered certificates of deposits (“CD Swaps”). On November 9, 2005, TSFG determined that it also did not qualify for the “short-cut” method of hedge accounting relating to its interest rate swaps associated with certain Federal Home Loan Bank (“FHLB”) advances and subordinated notes. TSFG is filing this Amendment No. 1 to Form 10-Q for the period ended June 30, 2005 to amend and restate the financial statements and other information.
     Since 2001, TSFG has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered CDs, FHLB advances and subordinated notes. Since inception of the hedging program, TSFG has applied the “short-cut” method of hedge accounting under Statement of Financial Accounting Standards No. 133 (“SFAS 133”) to account for the interest rate swaps. During the third quarter of 2005, TSFG determined that the hedging relationships did not qualify for the “short-cut” method. The interest rate swaps used to hedge brokered CDs were determined to be disqualified as fair value hedges under the “short-cut” method because the form of payment of the broker fee incurred to acquire the related CD was determined to have caused the swap not to have a zero value at inception. The interest rate swaps used to hedge FHLB advances were determined to be disqualified as fair value hedges under the “short-cut” method due to the presence of embedded options. The interest rate swaps used to hedge subordinated notes were determined to be disqualified as cash flow hedges under the “short-cut” method due to differences in reset dates between the interest rate swaps and subordinated notes and prepayment options in the subordinated notes. Although the impact of applying the alternative “long-haul” method of documentation using SFAS 133 and the results under the “short-cut” method are believed to result in no material difference in the hedge effectiveness of the majority of these swaps, and management believes these interest rate swaps have been effective as economic hedges, hedge accounting under SFAS 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge.
     TSFG is charged a fee in connection with its acquisition of brokered CDs. This fee is not paid for separately by TSFG to the CD broker, but rather is built in as part of the overall rate on the interest rate swap. In connection with the restatement, TSFG has determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. Gross fees on the brokered CDs since inception of the program in 2001 were $16.8 million through March 31, 2005, and the remaining unamortized prepaid broker fees at March 31, 2005 were $9.4 million.
     As a result, the financial statements for all affected periods through December 31, 2004 reflect a cumulative charge of approximately $6.2 million (net of income taxes) to account for the interest rate swaps referred to above as if hedge accounting was never applied for them. In addition, first quarter 2005 includes a charge of approximately $12.1 million (net of income taxes) to reflect the same treatment.
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
     TSFG is filing this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2005, and has refiled its Annual Report on Form 10-K/A for the year ended December 31, 2004 to reflect the proper accounting treatment. See Note 1 to Consolidated Financial Statements for effects of the restatement by line item for the periods covered in this Amendment No. 1 to Form 10-Q for the first quarter 2005.
     The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the Consolidated Financial Statements appearing in this report as well as the Annual Report of TSFG on Form 10-K/A for the year ended December 31, 2004. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be attained for any other period. Percentage calculations contained herein have been calculated based upon actual, not rounded, results.
     TSFG primarily operates through two wholly-owned subsidiary banks, Carolina First Bank and Mercantile Bank, which are collectively referred to as the “Subsidiary Banks.”
Website Availability of Reports Filed with the Securities and Exchange Commission
     All of TSFG’s electronic filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K and 10-K/A, Quarterly Reports on Form 10-Q and 10-Q/A, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.
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
     For the first three months of 2005, net income totaled $22.4 million, down 42.7%, from $39.1 million for the three months ending March 31, 2004. The decrease in net income resulted from the impact of the changes in fair value related to the interest rate swaps. During the first quarter of 2005, TSFG recorded a pre-tax loss on trading and derivative activities of $11.6 million, compared to a pre-tax gain of $16.7 million for the first quarter of 2004. For the first three months of 2005, net income per diluted share totaled $0.31, a 51.6% decrease from $0.64 per diluted share for the first three months of 2004. For the same period, average diluted shares outstanding increased 20.1%, principally as a result of the acquisitions of CNB Florida Bancshares, Inc. (“CNB Florida”) and Florida Banks, Inc. (“Florida Banks”).
     For the first three months of 2005, net interest income, TSFG’s primary source of revenue, accounted for 88.1% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income excludes the net cash settlements on the interest rate swaps, which has been included in gains and losses on trading and derivative activities in noninterest income. Net interest income for the first quarter 2005 increased $24.5 million, or 33.2% over the corresponding period in 2004, primarily due to a 31% growth in average earning assets. Strong organic loan growth, growth from acquisitions and higher investment securities contributed to the increase in average earning assets.
     Noninterest income decreased to $13.3 million for the first three months of 2005, down $34.1 million, or 72.0% from $47.4 million for the first three months of 2004. Noninterest income includes a pre-tax loss on trading and derivative activities of $11.6 million in the first quarter 2005 compared to a pre-tax gain of $16.7 million for the first quarter of 2004. For the first three months of 2005, noninterest income included $1.9 million in gains on available for sale securities (including equity investments), compared with $8.0 million in gains on available for sale securities (including equity investments) and a $2.4 million gain on disposition of land associated with a conservation grant in the first three months of 2004. The other primary components of noninterest income include customer fee income, bank-owned life insurance, merchant processing income, and mortgage banking income.
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
          At March 31, 2005, nonperforming assets as a percentage of loans held for investment and foreclosed property declined to 0.58% compared with 1.05% at March 31, 2004. TSFG’s nonperforming asset ratio improved each quarter since December 31, 2002. Net loan charge-offs as a percentage of average loans held for investment totaled 0.45% for the first three months of 2005, compared with 0.50% for the fourth quarter of 2004 and 0.42% for the first quarter of 2004. Loan portfolio credit quality can significantly impact earnings. TSFG’s provision for loan losses increased to $11.0 million for the three months ended March 31, 2005 from $7.7 million for the three months ended March 31, 2004, primarily as a result of the increased provision associated with strong loan growth and higher charge-offs.
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
          TSFG’s tangible equity to tangible asset ratio decreased to 5.34% at March 31, 2005 from 6.41% at March 31, 2004, primarily due to an increase in the net unrealized loss on available for sale securities.
Critical Accounting Policies and Estimates
          TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, and accounting for acquisitions. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, stock-based and incentive compensation, and assessment of hedge effectiveness of derivatives and other hedging instruments. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements.
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
          Please see the Annual Report of TSFG on Form 10-K/A for the year ended December 31, 2004, Item 8, Note 1 to the Consolidated Financial Statements for a description of TSFG’s significant accounting policies.
Acquisitions
          The following table summarizes TSFG’s acquisitions completed during 2004. No acquisitions were completed during the first three months of 2005. All of the transactions were accounted for using the purchase method of accounting. TSFG’s Consolidated Financial Statements include the results of the acquired company’s operations since the acquisition date.

Table 1
Summary of Completed Acquisitions
(dollars in thousands)

						Purchase	Identifiable
	Acquisition	Total		Shares		Price Paid	Intangible
	Date	Assets		Issued		in Cash	Assets		Goodwill
Bank Acquisitions
CNB Florida Lake City, Florida	7/16/04	$839,148	(1)	5,312,974		$—	$11,312	(2)	$117,229	(2)

Florida Banks Jacksonville, Florida	7/16/04	1,023,290	(1)	5,418,890		—	5,982	(2)	140,038	(2)

Insurance Agency/Other Acquisitions
Summit Title, LLC Hendersonville, North Carolina	04/12/04	86	(1)	8,371	(3)	—	55	(2)	150	(2)

(1)	Book value at the acquisition date.

(2)	Carrying amount (identifiable intangible assets are not reported net of accumulated amortization) at March 31, 2005.

(3)	TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2005, 2006, 2007, and 2008, based on revenue retention and earnings achievement.
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
     Pending Acquisition
          In April, TSFG entered into an agreement in principle to acquire a Florida-based commercial insurance broker. Assuming this acquisition is completed, it will mark TSFG’s fourth insurance acquisition and its second in Florida. This insurance agency has been in business over 20 years and focuses primarily on property and casualty insurance. TSFG closed this acquisition in the second quarter of 2005. For details, see subsequent SEC filings made by TSFG.
Balance Sheet Review
     Loans
          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At March 31, 2005, outstanding loans totaled $8.4 billion, which equaled 103.0% of total deposits and 57.3% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At March 31, 2005, less than 5% of the portfolio was unsecured. We believe the portfolio contains no “highly leveraged transactions,” as defined by regulatory authorities.
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
Table 3
Loan Portfolio Composition
(dollars in thousands)

	March 31,		December 31,
	2005	2004	2004
Commercial, financial and agricultural	$1,725,846	$1,370,631	$1,584,198
Real estate — construction (1)	1,052,269	639,274	1,007,061
Real estate — residential mortgages (1-4 family)	1,288,973	963,699	1,278,310
Commercial secured by real estate (1)	3,174,438	2,314,567	3,109,242
Consumer	1,156,834	698,513	1,128,946

Loans held for investment	8,398,360	5,986,684	8,107,757
Loans held for sale	23,958	15,850	21,302

Total loans	8,422,318	6,002,534	8,129,059
Allowance for loan losses	(98,690)	(74,871)	(96,918)

Total net loans	$8,323,628	$5,927,663	$8,032,141

Percentage of Loans Held for Investment
Commercial, financial and agricultural	20.5%	22.9%	19.5%
Real estate — construction (1)	12.5	10.7	12.4
Real estate — residential mortgages (1-4 family)	15.3	16.1	15.8
Commercial secured by real estate (1)	37.8	38.6	38.4
Consumer	13.9	11.7	13.9

Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.
          Table 4 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 3, which stratifies the portfolio by collateral type and borrower type.

Table 4
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)

	March 31,		December 31,
	2005	2004	2004
Commercial Loans
Commercial and industrial	$2,269,951	$1,585,715	$2,077,646
Owner-occupied real estate (1)	824,051	661,196	825,582
Commercial real estate	3,289,299	2,257,652	3,246,729

	6,383,301	4,504,563	6,149,957

Consumer Loans
Indirect-sales finance	835,629	629,590	790,372
Direct retail	465,266	296,593	466,484
Home equity	544,957	399,604	535,988

	1,845,852	1,325,787	1,792,844

Mortgage Loans	169,207	156,334	164,956

Total loans held for investment	$8,398,360	$5,986,684	$8,107,757

Percentage of Loans Held for Investment
Commercial and industrial	27.0%	26.5%	25.6%
Owner-occupied real estate (1)	9.8	11.0	10.3
Commercial real estate	39.2	37.8	40.0
Consumer	22.0	22.1	22.1
Mortgage	2.0	2.6	2.0

Total	100.0%	100.0%	100.0%

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

Table 5
Commercial Real Estate Loans
(dollars in thousands)

	March 31, 2005		December 31, 2004
		% of		% of
	Balance	Total	Balance	Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$584,698	17.8%	$545,533	16.8%
Upstate South Carolina (Greenville)	390,956	11.9	358,693	11.0
North Coastal South Carolina (Myrtle Beach)	353,052	10.7	376,494	11.6
Tampa Bay Florida	335,077	10.2	330,130	10.2
Midlands South Carolina (Columbia)	277,788	8.4	291,139	9.0
Northeast Florida (Jacksonville)	256,649	7.8	244,989	7.5
South Coastal South Carolina (Charleston)	254,622	7.7	264,178	8.1
Central Florida (Orlando)	245,621	7.5	245,398	7.6
Alachua Florida (Gainesville)	153,678	4.7	151,233	4.7
North Central Florida	110,444	3.4	105,409	3.2
Greater South Charlotte South Carolina (Rock Hill)	108,500	3.3	110,965	3.4
South Florida (Ft. Lauderdale)	103,472	3.1	102,969	3.2
Other (1)	114,742	3.5	119,599	3.7

Total commercial real estate loans	$3,289,299	100.0%	$3,246,729	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$1,033,761	31.4%	$965,838	29.7%
1-4 family residential investment property	330,169	10.0	328,558	10.1
Mixed use	328,525	10.0	313,612	9.7
Undeveloped land	279,646	8.5	301,165	9.3
Retail	263,068	8.0	266,584	8.2
Hotel/motel	239,506	7.3	242,525	7.5
Multi-family residential	182,039	5.5	171,929	5.3
Residential construction	150,503	4.6	152,988	4.7
Other (1)	482,082	14.7	503,530	15.5

Total commercial real estate loans	$3,289,299	100.0%	$3,246,729	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.

Note:	At March 31, 2005 and December 31, 2004, average loan size for commercial real estate loans totaled $373,000 and $370,000, respectively.
     At March 31, 2005, TSFG has set a house lending limit of $25 million, significantly below the legal lending limit of both Carolina First Bank and Mercantile Bank. In accordance with TSFG’s lending policies, approval from the Board of Directors must be received in order for a lending commitment to be made in excess of $25 million. At March 31, 2005, TSFG had one relationship in excess of the house-lending limit of $25 million, which totaled $29.1 million. The 20 largest relationships have an aggregate outstanding principal balance of $263.3 million, or 3.1% of total loans held for investment, at March 31, 2005, down from 4.4% of total loans held for investment at March 31, 2004.
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
Table 6
Credit Quality Indicators
(dollars in thousands)

	March 31,				December 31,
	2005		2004		2004
Loans held for investment	$8,398,360		$5,986,684		$8,107,757
Allowance for loan losses	98,690		74,871		96,918

Nonaccrual loans — commercial (1)	32,329		50,282		38,015
Nonaccrual loans — consumer	2,901		2,397		2,312
Nonaccrual loans — mortgage (2)	4,333		—		4,755
Restructured loans	—		—		—

Total nonperforming loans	39,563		52,679		45,082
Foreclosed property (other real estate owned and personal property repossessions) (3)	9,416		10,203		10,894

Total nonperforming assets	$48,979		$62,882		$55,976

Loans past due 90 days or more (mortgage and consumer with interest accruing) (2)	$1,816		$4,269		$3,764

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	0.58%		1.05%		0.69%

Allowance for loan losses to nonperforming loans	2.49	x	1.42	x	2.15	x

(1)	At March 31, 2005 and December 31, 2004, nonaccrual loans — commercial included $6.7 million and $4.7 million, respectively, in restructured loans.

(2)	Effective September 30, 2004, TSFG began placing residential mortgage loans in nonaccrual status when they become 150-days delinquent. Previously, these loans were not placed in nonaccrual status (unless impairment was evident), but any associated accrued interest was reserved.

(3)	Prior to September 30, 2004, personal property repossessions were not included in the definition of foreclosed property. At March 31, 2004, personal property repossessions totaled $722,000.
     TSFG’s nonperforming asset ratio improved each quarter since December 31, 2002, aided by the resolution of certain identified problem loans purchased from Rock Hill Bank & Trust (the “Rock Hill Workout Loans”) in October 2002. Net loan charge-offs as a percentage of loans held for investment totaled 0.45% for the first three months of 2005, compared with 0.50% for the fourth quarter of 2004 and 0.42% for the first quarter of 2004. A substantial majority of the Rock Hill Workout Loans are resolved so TSFG’s credit quality measures are approaching more normalized levels. At March 31, 2005, the Rock Hill Workout Loans totaled $15.4 million, with nonperforming assets of $9.2 million and an allowance for loan losses of $2.6 million.

          Table 7 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.
Table 7
Impaired Loans
(dollars in thousands)

	At and For the		At and For the
	Three Months		Year Ended
	Ended March 31,		December 31,
	2005	2004	2004
Impaired loans	$25,654	$50,282	$28,836
Average investment in impaired loans	27,532	50,753	47,791
Related allowance	5,247	12,739	11,129
Foregone interest	520	617	1,935
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
Table 8
Summary of Loan Loss Experience
(dollars in thousands)

	At and For				At and For
	The Three Months				The Year Ended
	Ended March 31,				December 31,
	2005		2004		2004
Allowance for loan losses, beginning of year	$96,918		$73,287		$73,287
Purchase accounting adjustments	—		—		20,682
Allowance adjustment for loans sold	—		—		(506)
Net charge-offs:
Loans charged-off	(10,974)		(6,990)		(37,003)
Loans recovered	1,784		852		5,471

	(9,190)		(6,138)		(31,532)
Additions to allowance through provision expense	10,962		7,722		34,987

Allowance for loan losses, end of period	$98,690		$74,871		$96,918

Average loans held for investment	$8,263,252		$5,836,599		$6,909,545
Loans held for investment, end of period	8,398,360		5,986,684		8,107,757
Net charge-offs as a percentage of average loans held for investment (annualized)	0.45%		0.42%		0.46%
Allowance for loan losses as a percentage of loans held for investment	1.18		1.25		1.20
Allowance for loan losses to nonperforming loans	2.49	x	1.42	x	2.15	x
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

Table 9
Investment Securities Portfolio Composition
(dollars in thousands)

	March 31,		December 31,
	2005	2004	2004
Trading (at fair value)
U.S. Treasury	$20	$—	$—
U.S. Government agencies	—	1,140	—
State and municipal	—	322	—

	20	1,462	—

Available for Sale (at fair value)
U.S. Treasury	229,272	247,257	234,538
U.S. Government agencies	1,070,577	780,316	930,046
Mortgage-backed securities	2,913,531	2,277,175	2,502,440
State and municipal	284,241	171,071	272,535
Other investments:
Corporate bonds	118,257	148,687	141,970
Federal Home Loan Bank (“FHLB”) stock	75,850	53,559	72,733
Federal National Mortgage Association preferred stock	45,741	69,765	50,062
Federal Home Loan Mortgage Corporation preferred stock	11,614	—	11,990
Community bank stocks	11,602	26,475	14,899
Other equity investments	3,301	5,477	3,630

	4,763,986	3,779,782	4,234,843

Held to Maturity (at amortized cost)
State and municipal	69,705	84,298	75,145
Other investments	100	578	100

	69,805	84,876	75,245

Total	$4,833,811	$3,866,120	$4,310,088

Total securities as a percentage of total assets	32.9%	35.5%	31.2%

Percentage of Total Securities Portfolio
U.S. Treasury	4.8%	6.4%	5.4%
U.S. Government agencies	22.1	20.2	21.6
Mortgage-backed securities	60.3	58.9	58.0
State and municipal	7.3	6.6	8.1
Other investments	5.5	7.9	6.9

Total	100.0%	100.0%	100.0%

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
Deposits
     Deposits remain TSFG’s primary source of funds. Average deposits provided funding for 61.7% of average earning assets in the first three months of 2005 and 60.3% in the first three months of 2004. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and increases in investment securities. In addition, TSFG has increased the use of brokered deposits, which are included in deposits.

     Table 10 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.
Table 10
Type of Deposits
(dollars in thousands)

	March 31,		December 31,
	2005	2004	2004
	(Restated)	(Restated)	(Restated)
Noninterest-bearing demand deposits	$1,290,427	$924,753	$1,237,877
Interest-bearing checking	896,844	688,607	816,933
Money market accounts	2,663,405	2,235,544	2,704,287
Savings accounts	191,128	160,323	192,769

Total transaction accounts	5,041,804	4,009,227	4,951,866
Time deposits under $100,000	942,934	784,524	856,386
Time deposits of $100,000 or more	837,717	530,675	645,820

Total customer deposits (1)	6,822,455	5,324,426	6,454,072
Brokered deposits	1,352,515	717,333	1,216,872

Total deposits	$8,174,970	$6,041,759	$7,670,944

Percentage of Deposits
Noninterest-bearing demand deposits	15.8%	15.3%	16.1%
Interest-bearing checking	11.0	11.4	10.6
Money market accounts	32.6	37.0	35.3
Savings accounts	2.3	2.6	2.5

Total transaction accounts	61.7	66.3	64.5
Time deposits under $100,000	11.5	13.0	11.2
Time deposits of $100,000 or more	10.3	8.8	8.4

Total customer deposits (1)	83.5	88.1	84.1
Brokered deposits	16.5	11.9	15.9

Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.
     At March 31, 2005, deposits were up $2.1 billion from March 31, 2004. Approximately 73% of this increase was attributable to $1.6 billion in net acquired deposits ($755.6 million from the acquisition of CNB Florida, $855.0 million from the acquisition of Florida Banks, $9.5 million from an August 2004 branch acquisition, and $60.0 million sold in connection with the disposition of Community National Bank, which had been acquired by TSFG in October 2003). TSFG’s total deposit growth was not concentrated in any particular market.
     The increase in deposits is partially due to an increase of $635.2 million in brokered deposits, which included a significant amount of brokered deposits acquired from the acquisition of Florida Banks. TSFG utilizes these funds as an alternative funding source while continuing its efforts to maintain and grow its local deposit base.
     Table 13 in “Results of Operations — Net Interest Income” details average balances for the deposit portfolio for the three months ended March 31, 2005 and 2004. Comparing the three months ending March 31, 2005 and 2004, average money market accounts increased $469.9 million, or 20.9%, and average noninterest-bearing deposits increased $383.2 million, or 45.4%. For the same period, average time deposits, excluding average brokered deposits, increased $361.6 million, or 27.5%, and average brokered deposits increased $613.7 million, or 86.4%.
     As part of its overall funding strategy, TSFG focuses on the mix of deposits and, in particular, increasing the level of transaction accounts. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, and deposit campaigns are expected to play an integral part in achieving this goal. Despite this focus, growth in time deposits outpaced the growth in transaction accounts during the first quarter of 2005, in response to increased customer demand for CDs. However, noninterest-bearing deposit growth remained strong, increasing at a 17.2% annualized rate (based on period-end balances) for the first quarter of 2005. Deposit pricing is very competitive, and we expect this pricing environment to continue.
     Time deposits of $100,000 or more are generally from customers within our local markets and include public deposits. During the first quarter of 2005, time deposits of $100,000 or more increased $191.9 million, or 29.7%, to $837.7 million. This increase included $64.7 million in public deposits.
Borrowed Funds
     Table 11 shows the breakdown of total borrowings by type.
Table 11
Type of Borrowings
(dollars in thousands)

	March 31,		December 31,
	2005	2004	2004
	(Restated)	(Restated)	(Restated)
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,724,813	$1,115,432	$1,583,495
Commercial paper	30,215	38,904	29,405
Treasury, tax and loan note	6,097	4,985	14,111
Line of credit to unaffiliated bank and other	—	97	—

	1,761,125	1,159,418	1,627,011

Long-Term Borrowings
Repurchase agreements	2,249,984	1,309,800	1,665,134
FHLB advances	712,160	989,501	1,057,167
Subordinated notes	155,695	135,075	155,695
Mandatorily redeemable preferred stock of subsidiary	89,800	89,800	89,800
Employee stock ownership plan note payable	725	1,025	800
Note payable	890	920	900
Purchase accounting premiums, net of amortization	2,633	3,301	2,774

	3,211,887	2,529,422	2,972,270

Total borrowings	$4,973,012	$3,688,840	$4,599,281

Brokered deposits	1,352,515	717,333	1,216,872

Total wholesale borrowings	$6,325,527	$4,406,173	$5,816,153

Wholesale borrowings as a % of total assets	43.03%	40.51%	42.15%
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
Capital Resources and Dividends
     Total shareholders’ equity amounted to $1.4 billion, or 9.3% of total assets, at March 31, 2005, compared with $1.0 billion, or 9.4% of total assets, at March 31, 2004. At December 31, 2004, total shareholders’ equity was $1.4 billion, or 10.1% of total assets. The increase in shareholders’ equity since March 31, 2004 was primarily from the issuance of common stock for the CNB Florida and Florida Banks acquisitions, as well as the retention of earnings. Cash dividends paid and the increase in unrealized loss in the available for sale investment portfolio partially offset these increases. TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization, but at this time has no plans to repurchase any shares.
     TSFG’s unrealized loss on available for sale securities, net of income tax, which is included in accumulated other comprehensive loss, was $66.8 million at March 31, 2005, compared with an unrealized gain of $10.6 million at March 31, 2004. For discussion on the primary reasons for the unrealized decline in the market value of available for sale securities, see “Securities.”
     Book value per share at March 31, 2005 and 2004 was $19.01 and $17.22, respectively. Tangible book value per share at March 31, 2005 and 2004 was $10.48 and $11.31, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.
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

Table 12
Capital Ratios

		Well
	March 31, 2005	Capitalized
	(Restated)	Requirement
TSFG
Total risk-based capital	10.77%	n/a
Tier 1 risk-based capital	9.17	n/a
Leverage ratio	7.16	n/a

Carolina First Bank
Total risk-based capital	10.77%	10.00%
Tier 1 risk-based capital	8.46	6.00
Leverage ratio	6.19	5.00

Mercantile Bank
Total risk-based capital	11.50%	10.00%
Tier 1 risk-based capital	8.29	6.00
Leverage ratio	6.96	5.00
     At March 31, 2005, TSFG’s tangible equity to tangible asset ratio totaled 5.34%, a decline from 6.41% at March 31, 2004, due to the increase in the unrealized loss on available for sale securities. If interest rates continue to increase, TSFG expects its unrealized loss on available for sale securities to increase, leading to a lower tangible equity to tangible asset ratio. Additionally, TSFG’s acquisitions of Pointe and Koss Olinger, as well as its pending acquisition of a Florida-based commercial insurance broker, are expected to lower TSFG’s tangible equity to tangible asset ratio.
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

Table 13
Comparative Average Balances — Yields and Costs
(dollars in thousands)

	Three Months Ended March 31,
	2005 (Restated)			2004 (Restated)
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans (1)	$8,283,500	$121,478	5.95%	$5,855,050	$78,017	5.36%
Investment securities, taxable (2)	4,244,000	46,148	4.41	3,756,359	37,210	3.98
Investment securities, nontaxable (2) (3)	348,887	3,788	4.40	229,992	2,706	4.73
Federal funds sold and interest-bearing bank balances	30,027	161	2.17	11,075	28	1.02

Total earning assets	12,906,414	$171,575	5.39	9,852,476	$117,961	4.82

Non-earning assets	1,395,616			976,258

Total assets	$14,302,030			$10,828,734

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$829,849	$1,179	0.58	$662,099	$828	0.50
Savings	190,899	147	0.31	158,969	159	0.40
Money market	2,716,624	13,810	2.06	2,246,730	8,302	1.49
Time deposits	3,003,175	24,841	3.35	2,027,883	17,578	3.49

Total interest-bearing deposits	6,740,547	39,977	2.41	5,095,681	26,867	2.12
Borrowings	4,805,035	32,023	2.70	3,774,739	16,395	1.75

Total interest-bearing liabilities	11,545,582	$72,000	2.53	8,870,420	$43,262	1.96

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,227,861			844,620
Other noninterest-bearing liabilities	133,748			120,830

Total liabilities	12,907,191			9,835,870
Shareholders’ equity	1,394,839			992,864

Total liabilities and shareholders’ equity	$14,302,030			$10,828,734

Net interest income (tax equivalent)		$99,575	3.13%		$74,699	3.05%
Less: tax-equivalent adjustment (3)		1,326			947

Net interest income		$98,249			$73,752

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
Note: Average balances are derived from daily balances.

     Fully tax-equivalent net interest income increased by $24.9 million, or 33.3%, during the first three months of 2005 compared with the first three months of 2004. This increase was primarily attributable to a 31.0% increase in average earning assets. This increase in average earning assets was principally from strong organic loan growth, bank acquisitions, and higher investment securities. Comparing the first three months of 2005 to the corresponding period in 2004, average loans increased $2.4 billion, or 41.5%, resulting from both internally-generated loans as well as loans that were added from the bank acquisitions. The CNB Florida and Florida Banks acquisitions, which closed July 16, 2004, added approximately $1.7 billion in earning assets, including $1.5 billion in loans.
     TSFG increased its investment portfolio to leverage available capital and in connection with TSFG’s acquisitions. For the first quarter of 2005, interest income from securities represented approximately 29% of TSFG’s total interest income. The growth in securities and its relatively narrower spread over the cost of the liabilities used to fund the securities contributed to the decline in TSFG’s net interest margin from the previous quarter (the other primary reasons are discussed below) as securities generally have a lower yield than loans (see “Securities” for additional details).
     The net interest margin decreased to 3.13% in the first quarter of 2005 from 3.15% in the fourth quarter of 2004. The contraction in the net interest margin from the previous quarter was primarily attributable to a narrower spread between the earning asset yield and interest-bearing liabilities used to fund them, a shift in the mix of deposits from money market accounts to time deposits, and growth in the securities portfolio (discussed above).
     The Federal Reserve increased the federal funds target rate seven times between March 31, 2004 and March 31, 2005 (25 basis point increase each time), following a three-year period of declining rates. Furthermore, over the past year, short-term rates have increased more quickly than long-term rates. During this time, TSFG’s variable rate loans have principally followed changes in the prime rate, while its variable borrowings have principally followed changes in the three-month LIBOR rate. Although the prime rate remains higher than LIBOR, the difference between the two has declined when comparing the averages for the three months ended March 31, 2005 and March 31, 2004.
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
Table 14
Components of Noninterest Income
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
Service charges on deposit accounts	$8,577	$8,113
Debit card income	1,515	814
Customer service fee income	831	672

Total customer fee income	10,923	9,599

Brokerage income	1,290	1,196
Trust income	978	927

Total brokerage and trust income	2,268	2,123

Bank-owned life insurance income	2,761	2,290
Merchant processing income	2,038	2,013
Mortgage banking income	1,487	1,555
Insurance income	1,286	1,022
Gain on sale of available for sale securities	234	5,214
Gain on equity investments	1,711	2,810
(Loss) gain on trading and derivative activities	(11,568)	16,709
Gain on disposition of assets and liabilities	—	2,350
Other	2,131	1,681

Total noninterest income	$13,271	$47,366

     Total customer fee income rose 13.8% in the first three months of 2005 compared to the same period in 2004. Service charges on deposit accounts, the largest component of customer fee income, rose 5.7% during the first quarter 2005 compared to the first quarter 2004. Average balances for deposit transaction accounts, which impact service charges, increased 26.9% for the same period. For the first three months of 2005, service charges on deposit accounts declined $1.0 million from the previous quarter, primarily due to fewer customer overdrafts and two fewer calendar days in the quarter.
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
     TSFG uses derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in volatility in realized gains and losses on trading and derivative activities, as demonstrated by a first quarter 2005 loss of $11.6 million compared with a first quarter 2004 gain of $16.7 million. See “Risk Management — Market Risk and Asset/Liability Management — Derivatives and Hedging Activities.”
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
Table 15
Components of Noninterest Expenses
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Salaries and wages	$24,577	$18,859
Employee benefits	9,024	6,915
Occupancy	6,099	5,072
Furniture and equipment	5,533	4,615
Professional fees	2,527	1,648
Merchant processing expense	1,632	1,559
Telecommunications	1,326	1,145
Amortization of intangibles	1,806	1,195
Merger-related costs	305	177
Charitable contribution to foundation	683	—
Conservation grant of land	—	3,350
(Gain) loss on early extinguishment of debt	(1,428)	1,429
Other	14,426	11,307

Total noninterest expenses	$66,510	$57,271

     Salaries, wages, and employee benefits rose $7.8 million, or 30.4%, in the first three months of 2005 compared with the same period in 2004. Full-time equivalent employees as of March 31, 2005 increased to 2,336 from 1,910 at March 31, 2004. The increase in personnel expense was primarily attributable to the CNB Florida and Florida Banks acquisitions and higher health insurance costs. There was no discretionary short-term or long-term incentive compensation accrued during the three months ended March 31, 2005 and 2004. The discretionary nature of TSFG’s incentive accruals may result in increased volatility in personnel expense in future periods.
     Occupancy and furniture and equipment expense increased 20.1% for the first three months of 2005 compared with the corresponding period in 2004, primarily from the addition of branch offices from TSFG’s acquisitions of CNB Florida and Florida Banks. The increase in professional fees was partially related to compliance obligations under section 404 of the Sarbanes-Oxley Act of 2002, deposit pricing modeling, and fee initiatives. The increase in merchant processing expense was offset by related revenue increases.
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
     During both the three months ended March 31, 2005 and 2004, TSFG extinguished debt. See “Borrowed Funds.”
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
     TSFG has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, TSFG manages its exposure to fluctuations in interest rates through policies established by our Subsidiary Banks Joint Asset/Liability Committee (“ALCO”), reviewed by the Subsidiary Banks Joint Investment Committee, and approved by the Subsidiary Banks Board of Directors. The primary goal of the ALCO is to monitor and limit exposure to interest rate risk through implementation of various strategies. These strategies include positioning the balance sheet to minimize fluctuations in income associated with interest rate risk, while maintaining adequate liquidity and capital. At March 31, 2005, the overall interest rate risk position of TSFG fell within the interest rate risk guidelines established by ALCO.

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

Table 16
Interest Rate Risk Analysis — Net Interest Income

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Net Interest Income when Compared with Base Case
2.00% (1)	1.07%
1.00 (1)	0.60
Flat (Base Case)	—
(1.00) (1)	(2.86)

Forward Yield Curve (2)	(1.32)

(1)	The increase 100 and 200 basis points and decrease 100 basis points interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.

(2)	The forward yield curve represents market expectations for interest rates and does not assume an instantaneous shift in all yield curves.
     Table 17 reflects the sensitivity of the EVE to changes in interest rates. EVE is a measurement of the inherent, long-term economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 17 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at March 31, 2005 compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at March 31, 2005 levels.
Table 17
Interest Rate Shock Analysis — Economic Value of Equity

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Economic Value of Equity when Compared with Base Case
2.00% (1)	(2.60)%
1.00 (1)	0.03
Flat (Base Case)	—
(1.00) (1)	(5.05)

(1)	The increase 100 and 200 basis points and decrease 100 basis points interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.
     There are material limitations with TSFG’s models presented in Tables 16 and 17, which include, but are not limited to, the following:
•	they do not project an increase or decrease in net interest income or the fair value of net assets, but rather the risk to net interest income and the fair value of net assets because of changes in interest rates;

•	the flat scenarios are base case and are not indicative of historical results;

•	they present the balance sheet in a static position; however, when assets and liabilities mature or reprice, they do not necessarily keep the same characteristics (i.e., variable or fixed interest rate);

•	the computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results; and

•	the computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates.
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
     TSFG uses interest rate swaps, futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS No. 133, as amended by SFAS No. 137, 138, and 149. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. For the first three months of 2005, the loss on trading and derivative activities totaled $11.6 million, compared with a gain totaling $16.7 million for the corresponding period in 2004.
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
Table 18
Summary of Derivative Assets and Liabilities
(dollars in thousands)

	March 31, 2005			December 31, 2004
	(Restated)			(Restated)
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$—	$—	$—	$—	$—	$—

Fair Value Hedges
Interest rate swaps associated with borrowing activities	—	—	—	—	—	—
Interest rate swaps associated with deposit taking activities	—	10,899	105,521	364	5,737	154,721

Other Derivatives
Future contracts	—	28	10,000	6	—	20,000
Options, interest rate swaps and other	14,225	52,552	1,492,797	13,071	32,606	1,371,974

	$14,225	$63,479	$1,608,318	$13,441	$38,343	$1,546,695

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
     TSFG’s regulatory compliance risk is managed by our compliance group under the leadership of our chief financial officer. This group works with our business lines regularly monitoring activities and evaluating policies and procedures. Please refer to TSFG’s Annual Report on Form 10-K/A for the year ended December 31, 2004 Item 1, “Supervision and Regulation” for some of the laws and regulations, which impact TSFG and its subsidiaries. TSFG has policies and control process that are designed to help ensure compliance with applicable laws and regulations and limit litigation.
     TSFG’s Audit Committee and Disclosure Committee help to ensure compliance with financial reporting matters. Members of TSFG’s Audit Committee possess specialized knowledge of matters relating to accounting, auditing and financial reporting. The Board of Directors designates members of its Audit Committee as “financial experts,” as defined by the Sarbanes-Oxley Act of 2002. TSFG’s Audit Committee is often involved in the following: selecting the independent auditor, communicating with the independent auditor, reviewing the financial statements and the results of the financial statement audit, monitoring the performance of the independent auditor, and monitoring the work of the internal audit function. The Audit Committee has chartered a Disclosure Committee to help ensure that TSFG’s internal controls and reporting systems are sufficient to satisfy compliance with disclosure requirements related to TSFG’s Annual Report on Form 10-K and Form 10-K/A and Quarterly Reports on Form 10-Q and Form 10-Q/A.
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
Table 19
Contractual Obligations
(dollars in thousands)

	Payments Due by Period
	(Restated)
		Remainder	2006	2008
		of	and	and	After
	Total	2005	2007	2009	2009
Time deposits	$3,133,166	$1,196,689	$735,366	$237,641	$963,470
Short-term borrowings	1,761,125	1,761,125	—	—	—
Long-term debt	3,209,254	9,250	247,713	631,900	2,320,391
Operating leases	120,039	8,296	21,265	18,174	72,304

Total contractual obligations	$8,223,584	$2,975,360	$1,004,344	$887,715	$3,356,165

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
     The Subsidiary Banks have access to borrowing from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of March 31, 2005, totaled $712.2 million. At March 31, 2005, the Subsidiary Banks had $1.9 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At March 31, 2005, the Subsidiary Banks had unused, unsecured short-term lines of credit from unrelated banks totaling $708.8 million (which are withdrawable at the lender’s option).
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
     At December 31, 2004 and March 31, 2005, TSFG’s management carried out an evaluation, under the supervision and with the participation of TSFG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on those evaluations, TSFG’s management initially concluded that as of December 31, 2004 and March 31, 2005 such disclosure controls and procedures were effective. However, in October 2005, management and the Audit Committee of the Board of Directors of TSFG concluded that TSFG had a material weakness in its internal control over financial reporting as described below. Because of this material weakness in its internal control over financial reporting (described below) which impacted the financial statements for the first quarter of 2005 and as of and for the years ended December 31, 2004, 2003, and 2002 and the related quarters during those years, management has, as of the date of the filing of this Amendment No. 1 to Form 10-Q, restated its assessment for those periods, and concluded that TSFG’s disclosure controls and procedures were not effective as of December 31, 2004 and March 31, 2005. Management identified the following material weakness in internal control over financial reporting as of December 31, 2004 and March 31, 2005:
     TSFG had ineffective policies and procedures relating to the accounting for certain derivative financial instruments under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Specifically, TSFG’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. In addition, TSFG did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133, or with a sufficient understanding of derivative instruments. This material weakness has resulted in the restatement of the Company’s financial statements for the first quarter of 2005 and for the years ended December 31, 2004, 2003 and 2002 and the restatement of financial information for the year ended December 31, 2001 and each of the quarters in 2003 and 2004.
Changes in Internal Controls over Financial Reporting
     TSFG continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.
     There was no change in our internal control over financial reporting during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequently, we implemented several important changes in our internal control over financial reporting related to our accounting for derivatives. These actions included:
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
Issuer Purchases of Equity Securities

				Total	Maximum
				Number of	Number of
				Shares Purchased	Shares that
	Total		Average	as Part	May Yet Be
	Number		Price	of Publicly	Purchased
	of Shares		Paid per	Announced Plans	Under Plans or
Period	Purchased		Share	or Programs	Programs (2)
January 1, 2005 to January 31, 2005	1,809	(1)	$29.95	—	1,289,502
February 1, 2005 to February 28, 2005	—		—	—	1,289,502
March 1, 2005 to March 31, 2005	—		—	—	1,289,502

Total	1,809		$29.95	—	1,289,502

(1)	These shares were canceled in connection with option exercises. Pursuant to TSFG’s stock option plans, participants may exercise stock options by surrendering shares of TSFG common stock the participants already own as payment of the option exercise price. Shares surrendered by participants of the plan are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs.

(2)	In February of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. In April of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. Neither of these stock repurchase programs has an expiration date, and each respective program will expire upon completion of repurchases totaling the amount authorized to repurchase. At March 31, 2005, there are 289,502 shares remaining under the February 2003 authorization and 1 million shares under the April 2003 authorization.
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
Note for non-filed versions of this Form 10-Q/A
The above exhibits may be found on TSFG’s electronic filing of its March 31, 2005 Quarterly Report on Form 10-Q/A with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.
Date: November 21, 2005	/s/ Timothy K. Schools
Timothy K. Schools
Executive Vice President (Principal Accounting and Chief Financial Officer)