Form 10-Q/A
period 2005-06-30
SOUTH FINANCIAL GROUP INC
filed 2005-11-21
CIK 797871

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
Yes ☑ No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☐
The number of outstanding shares of the issuer’s $1.00 par value common stock as of August 2, 2005 was 74,454,986.

Explanatory Note — 2005 Restatement
     This Amendment No. 1 to Form 10-Q (this “Amendment No. 1”) is being filed by TSFG to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”), on August 9, 2005 (the “Initial Form 10-Q”). This Amendment No. 1 is required due to inaccuracies in the Initial Form 10-Q related to our accounting for certain derivative financial instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
     This Amendment No. 1 restates unaudited Consolidated Financial Statements for the three and six months ended June 30, 2005 and 2004, which supersede TSFG’s previously issued unaudited Consolidated Financial Statements for those interim periods. For information regarding the restatement, see Note 1 to our unaudited Consolidated Financial Statements contained herein. This Amendment No. 1 includes a restatement which changes Part I — Items 1, 2 and 4, including related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
     Except as otherwise specifically noted, all information contained herein is as of June 30, 2005 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q. For the convenience of readers, this Amendment No. 1 restates in its entirety TSFG’s Initial Form 10-Q.
     Cumulatively through March 31, 2005, and separately in the second quarter of 2005, this non-cash restatement had the following earnings effects:

	Effects of Correction
	Total		Total
	Cumulative	Quarter	Cumulative
	through	ending	through
	March 31,	June 30,	June 30,
(In thousands)	2005	2005	2005
Increase (decrease) in net income	$(18,343)	$14,339	$(4,004)
     This Amendment No. 1 includes changes in “Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures as of June 30, 2005. This restated assessment results from a material weakness in our internal control over financial reporting related to our accounting for certain derivative financial instruments under SFAS 133. TSFG had ineffective policies and procedures related to the accounting for certain derivative financial instruments in accordance with SFAS 133. Specifically, TSFG’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. In addition TSFG did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133, or with a sufficient understanding of derivative instruments.
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
     TSFG is charged a fee in connection with its acquisition of brokered CDs. This fee is not paid for separately by TSFG to the CD broker, but rather is built in as part of the overall rate on the interest rate swap. In connection with
 i

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
 ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data) (Unaudited)

	June 30,		December 31,
	2005	2004	2004
	(Restated)	(Restated)	(Restated)
Assets
Cash and due from banks	$269,996	$265,401	$199,847
Interest-bearing bank balances	21,643	603	4,669
Securities
Trading	20	2,718	—
Available for sale	4,260,671	3,981,529	4,234,843
Held to maturity (market value $66,045, $80,450 and $76,552, respectively)	65,276	79,651	75,245

Total securities	4,325,967	4,063,898	4,310,088

Loans
Loans held for sale	41,427	22,908	21,302
Loans held for investment	8,966,337	6,246,953	8,107,757
Allowance for loan losses	(105,552)	(75,910)	(96,918)

Net loans	8,902,212	6,193,951	8,032,141

Premises and equipment, net	183,189	144,861	170,648
Accrued interest receivable	69,714	51,307	65,174
Goodwill	647,183	318,810	571,853
Other intangible assets	46,358	25,385	39,597
Other assets	420,944	427,356	404,188

	$14,887,206	$11,491,572	$13,798,205

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$1,466,803	$971,540	$1,237,877
Interest-bearing	7,406,999	5,485,418	6,433,067

Total deposits	8,873,802	6,456,958	7,670,944
Federal funds purchased and repurchase agreements	1,328,931	1,001,192	1,583,495
Other short-term borrowings	113,798	354,692	43,516
Long-term debt	2,901,532	2,582,795	2,972,270
Accrued interest payable	39,922	23,342	31,943
Other liabilities	112,149	94,938	102,577

Total liabilities	13,370,134	10,513,917	12,404,745

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 74,348,330, 59,796,124, and 71,252,346 shares, respectively	74,348	59,796	71,252
Surplus	1,143,654	724,374	1,056,185
Retained earnings	329,743	245,721	288,002
Guarantee of employee stock ownership plan debt and nonvested restricted stock	(3,611)	(4,388)	(3,483)
Common stock held in trust for deferred compensation	(1,388)	(710)	(901)
Deferred compensation payable in common stock	1,388	710	901
Accumulated other comprehensive loss, net of tax	(27,062)	(47,848)	(18,496)

Total shareholders’ equity	1,517,072	977,655	1,393,460

	$14,887,206	$11,491,572	$13,798,205

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Interest Income
Interest and fees on loans	$134,842	$80,348	$256,320	$158,365
Interest and dividends on securities:
Taxable	47,304	35,684	93,452	72,894
Exempt from federal income taxes	2,595	1,906	5,057	3,665

Total interest and dividends on securities	49,899	37,590	98,509	76,559
Interest on short-term investments	160	23	321	51

Total interest income	184,901	117,961	355,150	234,975

Interest Expense
Interest on deposits	45,573	26,698	85,550	53,565
Interest on short-term borrowings	11,983	3,273	22,094	5,382
Interest on long-term debt	25,060	15,109	46,972	29,395

Total interest expense	82,616	45,080	154,616	88,342

Net Interest Income	102,285	72,881	200,534	146,633
Provision for Loan Losses	9,944	6,996	20,906	14,718

Net interest income after provision for loan losses	92,341	65,885	179,628	131,915
Noninterest Income	50,471	10,163	63,742	57,529
Noninterest Expenses	79,535	54,466	146,045	111,737

Income before income taxes and discontinued operations	63,277	21,582	97,325	77,707
Income taxes	20,565	7,175	31,801	24,164

Income from continuing operations	42,712	14,407	65,524	53,543
Discontinued operations, net of income tax	—	—	(396)	—

Net Income	$42,712	$14,407	$65,128	$53,543

Average Common Shares Outstanding, Basic	73,083	59,494	72,234	59,354
Average Common Shares Outstanding, Diluted	74,421	60,838	73,730	60,824
Per Common Share, Basic
Income from continuing operations	$0.58	$0.24	$0.91	$0.90
Discontinued operations	—	—	(0.01)	—

Net income	$0.58	$0.24	$0.90	$0.90

Per Common Share, Diluted
Income from continuing operations	$0.57	$0.24	$0.89	$0.88
Discontinued operations	—	—	(0.01)	—

Net income	$0.57	$0.24	$0.88	$0.88

Dividends per common share	$0.16	$0.15	$0.32	$0.30

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes
In Shareholders’ Equity and Comprehensive Income (Loss)
(in thousands, except share and per share data) (Unaudited)

				Retained	Accumulated
	Shares of			Earnings	Other
	Common	Common		and	Comprehensive
	Stock	Stock	Surplus	Other*	Income (Loss)	Total
Balance, December 31, 2003	59,064,375	$59,064	$712,788	$214,184	$(6,167)	$979,869
Prior period adjustment	—	—	—	(6,591)	(979)	(7,570)

Balance, December 31, 2003 (restated)	59,064,375	59,064	712,788	207,593	(7,146)	972,299
Net income (restated)	—	—	—	53,543	—	53,543
Other comprehensive loss, net of income tax of $23,649 (restated)	—	—	—	—	(40,702)	(40,702)

Comprehensive income (restated)	—	—	—	—	—	12,841

Cash dividends declared ($0.30 per common share)	—	—	—	(17,909)	—	(17,909)
Common stock activity:
Acquisitions	21,108	21	528	241	—	790
Exercise of stock options, including income tax benefit of $2,667	440,596	441	6,479	—	—	6,920
Restricted stock plan	202,289	202	2,818	(2,259)	—	761
Dividend reinvestment plan	58,687	59	1,575	—	—	1,634
Employee stock purchase plan	4,371	4	117	—	—	121
Director compensation	4,710	5	131	—	—	136
Common stock purchased by trust for deferred compensation	—	—	—	(559)	—	(559)
Deferred compensation payable in common stock	—	—	—	559	—	559
Miscellaneous	(12)	—	(62)	124	—	62

Balance, June 30, 2004 (restated)	59,796,124	$59,796	$724,374	$241,333	$(47,848)	$977,655

Balance, December 31, 2004	71,252,346	$71,252	$1,056,185	$290,719	$(17,553)	$1,400,603
Prior Period Adjustment	—	—	—	(6,200)	(943)	(7,143)

Balance, December 31, 2004 (restated)	71,252,346	71,252	1,056,185	284,519	(18,496)	1,393,460
Net income (restated)	—	—	—	65,128	—	65,128
Other comprehensive loss, net of income tax of $4,876 (restated)	—	—	—	—	(8,566)	(8,566)

Comprehensive income (restated)	—	—	—	—	—	56,562

Cash dividends declared ($0.32 per common share)	—	—	—	(23,387)	—	(23,387)
Common stock activity:
Acquisitions	2,339,878	2,340	75,011	241	—	77,592
Exercise of stock options, including income tax benefit of $2,871	598,133	598	9,161	—	—	9,759
Restricted stock plan	76,661	77	1,070	(489)	—	658
Dividend reinvestment plan	65,665	65	1,707	—	—	1,772
Employee stock purchase plan	8,809	9	227	—	—	236
Director compensation	6,838	7	205	—	—	212
Common stock purchased by trust for deferred compensation	—	—	—	(487)	—	(487)
Deferred compensation payable in common stock	—	—	—	487	—	487
Miscellaneous	—	—	88	120	—	208

Balance, June 30, 2005 (restated)	74,348,330	$74,348	$1,143,654	$326,132	$(27,062)	$1,517,072

*	Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.
See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Cash Flows from Operating Activities
Net income	$65,128	$53,543
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	22,724	25,429
Provision for loan losses	20,906	14,718
Loss (gain) on sale of available for sale securities	1,269	(5,821)
Gain on equity investments	(2,361)	(3,823)
(Gain) loss on trading and derivative activities	(4,940)	11,008
Gain on disposition of assets and liabilities	—	(2,350)
Gain on sale of loans	(2,785)	(2,665)
(Gain) loss on disposition of premises and equipment	(17)	63
(Gain) loss on disposition of other real estate owned	(554)	522
Contribution to foundation	683	—
Conservation grant of land	—	3,350
Impairment loss (recovery) from write-down of assets	917	(277)
Impairment recovery from write-down of mortgage servicing rights	—	(121)
Loss on early extinguishment of debt	1,553	1,429
Trading account assets, net	(7)	(2,187)
Origination of loans held for sale	(244,026)	(235,731)
Sale of loans held for sale and principal repayments	225,393	245,107
Other assets, net	(17,331)	(43,095)
Other liabilities, net	15,465	11,415

Net cash provided by operating activities	82,017	70,514

Cash Flows from Investing Activities
Sale of securities available for sale	1,429,243	721,727
Maturity, redemption, call, or principal repayments of securities available for sale	634,292	737,430
Maturity, redemption, call, or principal repayments of securities held to maturity	9,855	10,839
Purchase of securities available for sale	(2,101,949)	(1,679,784)
Origination of loans held for investment, net of principal repayments	(571,584)	(577,175)
Sale of other real estate owned	4,013	5,903
Sale of premises and equipment	1,203	1,193
Sale of long-lived assets held for sale	—	908
Purchase of premises and equipment	(21,876)	(12,462)
Disposition of assets and liabilities, net	—	(991)
Cash equivalents acquired, net of payment for purchase acquisitions	76,012	(360)

Net cash used for investing activities	(540,791)	(792,772)

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — Continued
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Restated)	(Restated)
Cash Flows from Financing Activities
Deposits, net	882,537	482,053
Federal funds purchased and repurchase agreements, net	(300,893)	166,385
Other short-term borrowings, net	69,826	298,160
Issuance of long-term debt	1,638,743	271,134
Payment of long-term debt	(1,729,166)	(402,665)
Prepayment penalty on early extinguishment of debt	(1,553)	(1,429)
Cash dividends paid on common stock	(22,913)	(17,824)
Other common stock activity	9,316	6,206

Net cash provided by financing activities	545,897	802,020

Net change in cash and cash equivalents	87,123	79,762
Cash and cash equivalents at beginning of year	204,516	186,242

Cash and cash equivalents at end of period	$291,639	$266,004

Supplemental Cash Flow Data
Interest paid	$138,330	$74,447
Income taxes paid	23,875	27,880
Significant non-cash investing and financing transactions:
Change in unrealized loss on available for sale securities	(13,390)	(64,351)
Loans transferred to other real estate owned	5,240	4,459
Security sales, redemptions and calls settled subsequent to period-end	—	90,643
Security purchases settled subsequent to period-end	—	(10,000)
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	506,558	270
Fair value of common stock issued and stock options recognized	(77,291)	(245)
Cash paid	(31,035)	—

Liabilities assumed	398,232	25

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
     TSFG is charged a fee in connection with its acquisition of brokered CDs. This fee is not paid for separately by TSFG to the CD broker, but rather is built in as part of the overall rate on the interest rate swap. In connection with the restatement, TSFG has determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. Gross fees on the brokered CDs since inception of the program in 2001 were $17.7 million at June 30, 2005, and the remaining unamortized prepaid broker fees at June 30, 2005 were $9.3 million.
     As a result, the financial statements for all affected periods through March 31, 2005 reflect a cumulative charge of approximately $18.3 million (net of income taxes) to account for the interest rate swaps referred to above as if hedge accounting was never applied for them. In addition, second quarter 2005 includes a gain of approximately $14.3 million (net of income taxes) to reflect the same treatment.
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
     TSFG is filing this Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2005, and has refiled its Annual Report on Form 10-K/A for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 to reflect the proper accounting treatment.
     Effects of the restatement by line item follow for the periods presented in this Amendment No. 1 to Form 10-Q:

	Impact to Consolidated Balance Sheets
	(In thousands) (Unaudited)
	June 30, 2005		June 30, 2004		December 31, 2004
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Other assets	$412,819	$420,944	$411,053	$427,356	$395,797	$404,188
Total assets	14,879,081	14,887,206	11,475,269	11,491,572	13,789,814	13,798,205
Interest-bearing deposits	7,403,743	7,406,999	5,465,370	5,485,418	6,427,660	6,433,067
Total deposits	8,870,546	8,873,802	6,436,910	6,456,958	7,665,537	7,670,944
Long-term debt	2,891,308	2,901,532	2,569,597	2,582,795	2,962,143	2,972,270
Total liabilities	13,356,654	13,370,134	10,480,671	10,513,917	12,389,211	12,404,745
Retained earnings	333,747	329,743	261,049	245,721	294,202	288,002
Accumulated other comprehensive loss, net of tax	(25,711)	(27,062)	(46,233)	(47,848)	(17,553)	(18,496)
Total shareholders’ equity	1,522,427	1,517,072	994,598	977,655	1,400,603	1,393,460

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Impact to Consolidated Statements of Income
	(In thousands, except share data) (Unaudited)
	Three Months Ended				Six Months Ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Interest expense on deposits	$40,953	$45,573	$20,003	$26,698	$75,335	$85,550	$39,453	$53,565
Interest expense on long-term debt	25,112	25,060	14,296	15,109	46,967	46,972	27,735	29,395
Total interest expense	78,048	82,616	37,572	45,080	144,396	154,616	72,570	88,342
Net interest income	106,853	102,285	80,389	72,881	210,754	200,534	162,405	146,633
Net interest income after provision for loan losses	96,909	92,341	73,393	65,885	189,848	179,628	147,687	131,915
Noninterest income	24,660	50,471	25,995	10,163	50,403	63,742	55,283	57,529
Income before income taxes and discontinued operations	42,034	63,277	44,922	21,582	94,206	97,325	91,233	77,707
Income taxes	13,661	20,565	14,935	7,175	30,878	31,801	28,953	24,164
Income from continuing operations	28,373	42,712	29,987	14,407	63,328	65,524	62,280	53,543
Net income	28,373	42,712	29,987	14,407	62,932	65,128	62,280	53,543

Per common share, basic:
Income from continuing operations	$0.39	$0.58	$0.50	$0.24	$0.88	$0.91	$1.05	$0.90
Net income	0.39	0.58	0.50	0.24	0.87	0.90	1.05	0.90

Per common share, diluted:
Income from continuing operations	$0.38	$0.57	$0.49	$0.24	$0.86	$0.89	$1.02	$0.88
Net income	0.38	0.57	0.49	0.24	0.85	0.88	1.02	0.88

	Impact to Consolidated Statements of Changes
	In Shareholders’ Equity and Comprehensive Income (Loss)
	(In thousands) (Unaudited)
	June 30, 2005		June 30, 2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Total shareholders’ equity, January 1	$1,400,603	$1,393,460	$979,869	$972,299
Net income	62,932	65,128	62,280	53,543
Other comprehensive loss, net of tax	(8,158)	(8,566)	(40,066)	(40,702)
Total shareholders’ equity, June 30	1,522,427	1,517,072	994,598	977,655

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Impact to Consolidated Statements of Cash Flows
	(In thousands) (Unaudited)
	Six Months Ended
	June 30, 2005		June 30, 2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Cash Flows from Operating Activities:
Net income	$62,932	$65,128	$62,280	$53,543
Loss (gain) on trading and derivatives	128	(4,940)	(983)	11,008
Change in other assets, net	(20,203)	(17,331)	(39,841)	(43,095)
Cash flows from operating activities	82,017	82,017	70,514	70,514
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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(dollars in thousands, except per share data)
Net Income
Net income, as reported	$42,712	$14,407	$65,128	$53,543
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	626	798	1,281	1,388

Pro forma net income	$42,086	$13,609	$63,847	$52,155

Basic Earnings Per Share
As reported	$0.58	$0.24	$0.90	$0.90
Pro forma	0.58	0.23	0.88	0.88

Diluted Earnings Per Share
As reported	$0.57	$0.24	$0.88	$0.88
Pro forma	0.57	0.22	0.87	0.86
     The following is a summary of TSFG’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected life (in years)	7.25	7.39	7.19	7.40
Expected volatility	34.50%	33.99%	34.54%	34.44%
Risk-free interest rate	4.10	4.08	4.10	3.77
Expected dividend yield	2.40	2.10	2.30	2.10
Weighted-average fair value of options granted during the period	$9.09	$9.83	$9.34	$9.84
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Noninterest Income
Service charges on deposit accounts	$9,979	$8,718	$18,556	$16,831
Debit card income	1,652	975	3,167	1,789
Customer service fee income	1,120	800	1,951	1,472

Total customer fee income	12,751	10,493	23,674	20,092

Brokerage income	1,317	1,312	2,607	2,508
Trust income	1,078	1,030	2,056	1,957

Total brokerage and trust income	2,395	2,342	4,663	4,465

Bank-owned life insurance income	2,759	3,458	5,520	5,748
Merchant processing income	2,713	2,431	4,751	4,444
Mortgage banking income	2,140	1,625	3,627	3,180
Insurance income	1,449	1,015	2,735	2,037
Benefits administration fees	650	461	1,237	1,088
(Loss) gain on sale of available for sale securities	(1,503)	607	(1,269)	5,821
Gain on equity investments	650	1,013	2,361	3,823
(Loss) gain on trading and derivative activities	24,779	(13,480)	13,211	3,229
Gain on disposition of assets and liabilities	—	—	—	2,350
Other	1,688	198	3,232	1,252

Total noninterest income	$50,471	$10,163	$63,742	$57,529

Noninterest Expenses
Salaries and wages	$27,480	$19,917	$52,057	$38,776
Employee benefits	8,423	7,034	17,447	13,949
Occupancy	6,823	5,185	12,922	10,257
Furniture and equipment	6,023	4,890	11,556	9,505
Professional services	5,135	3,400	9,571	6,482
Merchant processing expense	2,211	1,910	3,843	3,469
Telecommunications	1,384	1,106	2,710	2,251
Amortization of intangibles	2,140	1,195	3,946	2,390
Merger-related costs	2,194	575	2,499	752
Contribution to foundation	—	—	683	—
Impairment loss (recovery) from write-down of assets	917	(277)	917	(277)
Conservation grant of land	—	—	—	3,350
Loss on early extinguishment of debt	2,981	—	1,553	1,429
Other	13,824	9,531	26,341	19,404

Total noninterest expenses	$79,535	$54,466	$146,045	$111,737

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3 — Accumulated Other Comprehensive Income (Loss)
     The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Unrealized (Losses) Gains on Available for Sale Securities
Balance at beginning of period	$(66,830)	$10,568	$(18,496)	$(7,146)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	62,374	(91,299)	(12,298)	(54,707)
Income tax (expense) benefit	(23,107)	33,750	4,491	20,263
Less: Reclassification adjustment for losses (gains) included in net income	853	(1,620)	(1,092)	(9,644)
Income tax (benefit) expense	(319)	753	366	3,386

	39,801	(58,416)	(8,533)	(40,702)

Balance at end of period	(27,029)	(47,848)	(27,029)	(47,848)

Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	—	—	—	—
Other comprehensive income (loss):
Unrealized (loss) gain on change in fair values	(52)	—	(52)	—
Income tax benefit (expense)	19	—	19	—

	(33)	—	(33)	—

Balance at end of period	(33)	—	(33)	—

	$(27,062)	$(47,848)	$(27,062)	$(47,848)

Total other comprehensive income (loss)	$39,768	$(58,416)	$(8,566)	$(40,702)
Net income	42,712	14,407	65,128	53,543

Comprehensive income (loss)	$82,480	$(44,009)	$56,562	$12,841

Note 4 — Business Combinations
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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 5 — Gross Unrealized Losses on Investment Securities
     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, at June 30, 2005, were as follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. Treasury	$141,470	$2,600	$32,008	$166	$173,478	$2,766
U.S. Government agencies	107,783	236	223,010	2,727	330,793	2,963
Mortgage-backed securities	1,443,847	19,646	986,477	21,159	2,430,324	40,805
State and municipals	116,936	805	107,211	1,796	224,147	2,601
Corporate bonds	37,055	383	26,125	392	63,180	775
Federal Home Loan Mortgage Corporation preferred stock	11,365	625	—	—	11,365	625
Equity investments	1,004	55	—	—	1,004	55

	$1,859,460	$24,350	$1,374,831	$26,240	$3,234,291	$50,590

Securities Held to Maturity
State and municipals	$—	$—	$22,976	$259	$22,976	$259

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
     At June 30, 2005, TSFG had $71.8 million of investments in member bank stocks (primarily Federal Home Loan Bank Stock) included in available for sale securities at cost, which approximates fair value. These investments are required to be held as a part of the banks operations. TSFG also invests in privately held, nonmarketable securities totaling $3.9 million in available for sale securities and $8.7 million in other assets. At June 30, 2005, equity method investments totaling $9.4 million were included in other assets. These investments do not have readily identifiable fair market values.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6 — Goodwill
     The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) at and for the six months ended June 30, 2005:

	Carolina	Mercantile
	First Bank	Bank	Other	Total
Balance, December 31, 2004	$206,401	$362,215	$3,237	$571,853
Purchase accounting adjustments	321	75,009	—	75,330

Balance, June 30, 2005	$206,722	$437,224	$3,237	$647,183

Note 7 — Other Intangible Assets
     Other intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	June 30,		December 31,
	2005	2004	2004
Core deposit intangible	$58,895	$37,782	$52,206
Less accumulated amortization	(21,584)	(15,508)	(18,463)

	37,311	22,274	33,743

Non-compete agreement intangible	5,672	2,231	5,672
Less accumulated amortization	(1,756)	(480)	(1,099)

	3,916	1,751	4,573

Customer list intangible	5,613	1,595	1,595
Less accumulated amortization	(482)	(235)	(314)

	5,131	1,360	1,281

	$46,358	$25,385	$39,597

     The following presents the details for amortization expense of intangible assets (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Core deposit intangible	$1,684	$1,062	$3,121	$2,125
Non-compete agreement intangible	328	93	657	186
Customer list intangible	128	40	168	79

Total amortization expense of intangible assets	$2,140	$1,195	$3,946	$2,390

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
          The estimated future amortization expense (in thousands) for the years ended December 31 is as follows:

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 9 — Share Information
          The following is a summary of the basic and diluted average common shares outstanding and earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Restated)	(Restated)	(Restated)	(Restated)
	2005	2004	2005	2004
Numerators
Income from continuing operations	$42,712	$14,407	$65,524	$53,543
Discontinued operations, net of income tax	—	—	(396)	—

Net income	$42,712	$14,407	$65,128	$53,543

Basic
Average common shares outstanding (denominator)	73,083,009	59,494,363	72,234,263	59,354,354

Earnings per share:
Income from continuing operations	$0.58	$0.24	$0.91	$0.90
Discontinued operations	—	—	(0.01)	—

Net income	$0.58	$0.24	$0.90	$0.90

Diluted
Average common shares outstanding	73,083,009	59,494,363	72,234,263	59,354,354
Average dilutive potential common shares	1,338,094	1,343,429	1,495,367	1,469,277

Average diluted shares outstanding (denominator)	74,421,103	60,837,792	73,729,630	60,823,631

Earnings per share:
Income from continuing operations	$0.57	$0.24	$0.89	$0.88
Discontinued operations	—	—	(0.01)	—

Net income	$0.57	$0.24	$0.88	$0.88

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Merger-Related Costs
Compensation-related expenses	$397	$450	$604	$485
System conversion costs	607	7	622	23
Travel	434	(1)	436	5
Other	756	119	837	239

	$2,194	$575	$2,499	$752

Direct Acquisition Costs
Investment banking and professional fees	$2,412	$73	$2,436	$150
Contract and lease terminations	654	232	1,012	318
Severance	201	(10)	283	(36)

	$3,267	$295	$3,731	$432

          At June 30, 2005, the accruals of merger-related costs and direct acquisition costs totaled $304,000 and $183,000, respectively and were included in other liabilities. At June 30, 2004, the accrual of merger-related costs totaled $1.1 million, and the accrual of direct acquisition costs totaled $300,000.
Note 12 — Early Extinguishment of Debt
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

	(Restated)
	Carolina	Mercantile		Eliminating
	First Bank	Bank	Other	Entries	Total
Three Months Ended June 30, 2005
Net interest income	$63,157	$41,670	$(2,542)	$—	$102,285
Provision for loan losses	8,162	1,785	(3)	—	9,944
Noninterest income	34,363	14,964	21,725	(20,581)	50,471
Noninterest expenses	45,614	29,447	25,055	(20,581)	79,535
Merger-related costs (a)	—	2,194	—	—	2,194
Amortization of intangibles (a)	810	1,293	37	—	2,140
Income tax expense	14,354	8,356	(2,145)	—	20,565
Net income	29,390	17,046	(3,724)	—	42,712

Six Months Ended June 30, 2005
Net interest income	$126,522	$78,884	$(4,872)	$—	$200,534
Provision for loan losses	17,410	3,507	(11)	—	20,906
Noninterest income	40,544	18,482	48,048	(43,332)	63,742
Noninterest expenses	87,520	54,065	47,792	(43,332)	146,045
Merger-related costs (a)	—	2,499	—	—	2,499
Amortization of intangibles (a)	1,621	2,252	73	—	3,946
Income tax expense	20,277	13,105	(1,581)	—	31,801
Discontinued operations, net of income tax	—	(396)	—	—	(396)
Net income	41,859	26,293	(3,024)	—	65,128

June 30, 2005
Total assets	$9,619,461	$5,699,914	$1,732,569	$(2,164,738)	$14,887,206
Total loans	5,437,538	3,660,220	96	(90,090)	9,007,764
Total deposits	5,368,619	3,571,437	—	(66,254)	8,873,802

(a)	- Included in noninterest expenses.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	(Restated)
	Carolina	Mercantile		Eliminating
	First Bank	Bank	Other	Entries	Total
Three Months Ended June 30, 2004
Net interest income	$56,806	$17,307	$(1,232)	$—	$72,881
Provision for loan losses	5,116	1,866	14	—	6,996
Noninterest income	3,983	1,988	20,725	(16,533)	10,163
Noninterest expenses	39,171	11,899	19,929	(16,533)	54,466
Merger-related costs (a)	575	—	—	—	575
Amortization of intangibles (a)	803	320	72	—	1,195
Income tax expense	5,488	1,836	(149)	—	7,175
Net income	11,014	3,694	(301)	—	14,407

Six Months Ended June 30, 2004
Net interest income	$115,189	$33,737	$(2,293)	$—	$146,633
Provision for loan losses	11,243	3,445	30	—	14,718
Noninterest income	41,547	9,846	38,851	(32,715)	57,529
Noninterest expenses	80,809	24,326	39,317	(32,715)	111,737
Merger-related costs (a)	765	(13)	—	—	752
Amortization of intangibles (a)	1,606	641	143	—	2,390
Income tax expense	20,049	4,927	(812)	—	24,164
Net income	44,635	10,885	(1,977)	—	53,543

June 30, 2004
Total assets	$8,963,019	$2,824,299	$1,214,211	$(1,509,957)	$11,491,572
Total loans	4,723,504	1,581,314	1,068	(36,025)	6,269,861
Total deposits	4,857,821	1,654,950	—	(55,813)	6,456,958

(a)	Included in noninterest expenses.
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
          TSFG is charged a fee in connection with its acquisition of brokered CDs. This fee is not paid for separately by TSFG to the CD broker, but rather is built in as part of the overall rate on the interest rate swap. In connection with the restatement, TSFG has determined that this broker fee should be accounted for separately as a prepaid fee at the origination of the brokered CD and amortized into interest expense over the maturity period of the brokered CD. Gross fees on the brokered CDs since inception of the program in 2001 were $17.7 million at June 30, 2005, and the remaining unamortized prepaid broker fees at June 30, 2005 were $9.3 million.
          As a result, the financial statements for all affected periods through March 31, 2005 reflect a cumulative charge of approximately $18.3 million (net of income taxes) to account for the interest rate swaps referred to above as if hedge accounting was never applied for them. In addition, second quarter 2005 includes a gain of approximately $14.3 million (net of income taxes) to reflect the same treatment.
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
          TSFG is filing this Amendment No. 1 to Form 10-Q for the quarter ended June 30, 2005, and has refiled its Annual Report on Form 10-K/A for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 to reflect the proper accounting treatment. See Note 1 to Consolidated Financial Statements for effects of the restatement by line item for the periods covered in this Amendment No. 1 to Form 10-Q for the second quarter 2005.
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

Overview
          TSFG, founded in 1986, is a financial holding company that operates primarily in fast-growing banking markets in the Southeast. TSFG had $14.9 billion in total assets with 167 branch offices in South Carolina, Florida, and North Carolina at June 30, 2005. TSFG operates primarily through two subsidiary banks:
•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, which operates in South Carolina and North Carolina, and on the Internet under the brand name, Bank CaroLine; and

•	Mercantile Bank, which operates in Florida.
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
          For the first six months of 2005, net income increased to $65.1 million, up 21.6%, from $53.5 million for the first six months of 2004. For the first six months of 2005 and 2004, net income per diluted share totaled $0.88. For the same period, average diluted shares outstanding increased 21.2%, principally as a result of the acquisitions of Pointe, CNB Florida, and Florida Banks. Results during the first half of 2005 were impacted by the changes in fair value related to the swaps, and were also driven by increased levels of deposits and loans, improving credit quality measures, higher noninterest income from fee-based businesses, higher net interest income, and higher noninterest expenses.
          For the first six months of 2005, net interest income, TSFG’s primary source of revenue, accounted for 75.9% of total revenues. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Net interest income for the first six months of 2005 increased 36.8% over the corresponding period in 2004 due to 31.9% average earning asset growth. Organic loan growth, growth from acquisitions and higher average investment securities contributed to the increase in average earning assets. The net interest margin declined during the first two quarters of 2005 (from 3.15% for the fourth quarter 2004 to 3.13% for the first quarter 2005 and 3.09% for the second quarter 2005), primarily from the continued flattening of the yield curve and narrowing interest rate spreads for investment securities relative to wholesale borrowing costs. TSFG reduced its level of investment securities to $4.3 billion at June 30, 2005 from $4.8 billion at March 31, 2005 in an effort to reduce its reliance on wholesale borrowings. Investment securities totaled $4.3 billion at December 31, 2004. The anticipated lower level of average investment securities for the remainder of 2005 is expected to reduce net interest income in the near term.
          Noninterest income increased to $63.7 million for the first six months of 2005, up 10.8%, from $57.5 million for the first six months of 2004. The gain on trading and derivative activities of $13.2 million for the first six months of 2005 compared to a gain of $3.2 million for the first six months of 2004 was the primary contributor to the change. Additionally, TSFG benefited from 17.8% growth in customer fee income and growth from many of its fee-based businesses, as well as the acquisitions that closed in the second quarter 2005 and third quarter 2004. These increases to noninterest income were partially offset by lower gains on securities and disposition of assets. Gains on asset sales declined to $1.1 million (gains on sale of securities, including equity investments) for the first six months of 2005 from $12.0 million (gains on sale of securities and gain on disposition of assets) for the first six months of 2004.
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
          TSFG is focused on enhancing its funding through customer deposit growth. Total customer deposits at June 30, 2005 increased 35.0% over June 30, 2004. Excluding acquired customer deposits of $1.5 billion, organic customer deposit growth for this period totaled 8.0% (based on period-end balances). During the first half of 2005, annualized total customer deposit growth totaled 33.3%. Organic customer deposit growth during the first half of 2005 (which excludes $328.6 million of acquired deposits during the period) totaled 23.0% annualized. In addition, noninterest-bearing deposits increased at an annualized rate of 37.3% during the first half of 2005. Organic noninterest-bearing deposits increased at an annualized rate of 18.8% for the first half of 2005 (which excludes $113.8 million of noninterest-bearing deposits acquired from Pointe).
          During the second quarter 2005, TSFG began repositioning its balance sheet, by reducing investment securities and wholesale borrowing. TSFG took these steps to reduce interest rate risk in a rising rate environment and reduce wholesale borrowings. In connection with these actions, TSFG reported second quarter 2005 losses on investment securities sales and prepayment penalties on early extinguishment of debt. TSFG ended the quarter with investment securities to total assets of 29.1% at June 30, 2005, down from 35.4% at June 30, 2004, and wholesale borrowings (including brokered deposits) to total assets of 38.3% at June 30, 2005, down from 42.0% at June 30, 2004. In the near-term, TSFG intends to pay down wholesale borrowing by allowing investment securities to mature without reinvestment and continuing its focus on growing customer deposits.
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
          TSFG’s tangible equity to tangible asset ratio was 5.80% at June 30, 2005 compared to 5.68% at June 30, 2004 and 5.93% at December 31, 2004.
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
Table 1
Summary of Completed Acquisitions
(dollars in thousands)

						Purchase	Identifiable
	Acquisition	Total		Shares		Price Paid	Intangible
	Date	Assets		Issued		in Cash	Assets		Goodwill
Bank Acquisitions
Pointe
Boca Raton, Florida	5/6/05	$432,550	(1)	2,193,941		$24,495	$6,689	(2)	$65,512	(2)

CNB Florida
Lake City, Florida	7/16/04	839,148	(1)	5,312,974		—	11,312	(2)	115,255	(2)

Florida Banks
Jacksonville, Florida	7/16/04	1,023,290	(1)	5,418,890		—	5,982	(2)	141,476	(2)

Insurance Agency/Other Acquisitions
Koss Olinger
Gainesville, Florida	4/4/05	287	(1)	56,398	(3)	4,500	1,742	(2)	4,644	(2)

Bowditch Insurance Corporation
Jacksonville, Florida	6/6/05	713	(1)	87,339	(4)	2,040	2,276	(2)	3,131	(2)

Summit Title, LLC
Hendersonville, North Carolina	4/12/04	86	(1)	10,571	(5)	—	55	(2)	211	(2)

(1)	Book value at the acquisition date.

(2)	Carrying amount (identifiable intangible assets are not reported net of accumulated amortization) at June 30, 2005.

(3)	In addition, TSFG agreed to issue earnout shares on May 17, 2010 based on earnings achievement. The base earnout shares would have a total value of $3 million for achievement of the minimum performance target, with potential additional earnout shares based on achievement of higher performance levels.

(4)	In addition, TSFG agreed to issue annual earnout shares for each of May 31, 2006, 2007, 2008, and 2009, based on earnings achievement. The shares would have a maximum total value of approximately $1.9 million.

(5)	In addition, TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2006, 2007, and 2008, based on revenue retention and earnings achievement.
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

Table 3
Loan Portfolio Composition
(dollars in thousands)

	June 30,		December 31,
	2005	2004	2004
Commercial, financial and agricultural	$1,841,939	$1,179,215	$1,584,198
Real estate — construction (1)	1,218,158	747,563	1,007,061
Real estate — residential mortgages (1-4 family)	1,407,088	1,002,307	1,278,310
Commercial secured by real estate (1)	3,353,658	2,548,263	3,109,242
Consumer	1,145,494	769,605	1,128,946

Loans held for investment	8,966,337	6,246,953	8,107,757
Loans held for sale	41,427	22,908	21,302

Total loans	9,007,764	6,269,861	8,129,059
Allowance for loan losses	(105,552)	(75,910)	(96,918)

Total net loans	$8,902,212	$6,193,951	$8,032,141

Percentage of Loans Held for Investment
Commercial, financial and agricultural	20.5%	18.9%	19.5%
Real estate — construction (1)	13.6	12.0	12.4
Real estate — residential mortgages (1-4 family)	15.7	16.0	15.8
Commercial secured by real estate (1)	37.4	40.8	38.4
Consumer	12.8	12.3	13.9

Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

          Table 4 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 3, which stratifies the portfolio by collateral type and borrower type.
Table 4
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)

	June 30,		December 31,
	2005	2004	2004
Commercial Loans
Commercial and industrial	$2,308,526	$1,594,181	$2,077,646
Owner-occupied real estate (1)	806,692	674,308	825,582
Commercial real estate	3,669,440	2,400,767	3,246,729

	6,784,658	4,669,256	6,149,957

Consumer Loans
Indirect-sales finance	856,564	711,004	790,372
Direct retail	530,238	297,548	466,484
Home equity	570,362	426,133	535,988

	1,957,164	1,434,685	1,792,844

Mortgage Loans	224,515	143,012	164,956

Total loans held for investment	$8,966,337	$6,246,953	$8,107,757

Percentage of Loans Held for Investment
Commercial and industrial	25.8%	25.5%	25.6%
Owner-occupied real estate (1)	9.0	10.8	10.3
Commercial real estate	40.9	38.4	40.0
Consumer	21.8	23.0	22.1
Mortgage	2.5	2.3	2.0

Total	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.
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
Table 6
Credit Quality Indicators
(dollars in thousands)

	June 30,				December 31,
	2005		2004		2004
Loans held for investment	$8,966,337		$6,246,953		$8,107,757
Allowance for loan losses	105,552		75,910		96,918
Nonaccrual loans — commercial (1)	34,616		46,436		38,015
Nonaccrual loans — consumer	3,323		2,133		2,312
Nonaccrual loans — mortgage (2)	4,518		—		4,755
Restructured loans still accruing interest	—		—		—

Total nonperforming loans	42,457		48,569		45,082
Foreclosed property (other real estate owned and personal property repossessions) (3)	12,618		8,985		10,894

Total nonperforming assets	$55,075		$57,554		$55,976

Loans past due 90 days or more (mortgage and consumer with interest accruing) (2)	$2,035		$3,930		$3,764

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	0.61%		0.92%		0.69%

Allowance for loan losses to nonperforming loans	2.49	x	1.56	x	2.15	x

(1)	At June 30, 2005 and December 31, 2004, nonaccrual loans – commercial included $5.5 million and $4.7 million, respectively, in restructured loans.

(2)	Effective September 30, 2004, TSFG began placing residential mortgage loans in nonaccrual status when they become 150 days delinquent. Previously, these loans were not placed in nonaccrual status (unless impairment was evident), but any associated accrued interest was reserved.

(3)	Prior to September 30, 2004, personal property repossessions were not included in the definition of foreclosed property. At June 30, 2004, personal property repossessions totaled $720,000.
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
Table 7
Impaired Loans
(dollars in thousands)

	At and For the		At and For the
	Six Months		Year Ended
	Ended June 30,		December 31,
	2005	2004	2004
Impaired loans	$28,266	$46,436	$28,836
Average investment in impaired loans	27,791	49,758	47,791
Related allowance	4,956	10,806	11,129
Foregone interest	905	1,523	1,935
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
Table 8
Summary of Loan Loss Experience
(dollars in thousands)

	At and For				At and For
	The Six Months				The Year Ended
	Ended June 30,				December 31,
	2005		2004		2004
Allowance for loan losses, beginning of year	$96,918		$73,287		$73,287
Purchase accounting adjustments	3,741		—		20,682
Allowance adjustment for loans sold	—		(507)		(506)
Net charge-offs:
Loans charged-off	(19,791)		(13,417)		(37,003)
Loans recovered	3,778		1,829		5,471

	(16,013)		(11,588)		(31,532)
Additions to allowance through provision expense	20,906		14,718		34,987

Allowance for loan losses, end of period	$105,552		$75,910		$96,918

Average loans held for investment	$8,472,434		$5,978,791		$6,909,545
Loans held for investment, end of period	8,966,337		6,246,953		8,107,757
Net charge-offs as a percentage of average loans held for investment (annualized)	0.38%		0.39%		0.46%
Allowance for loan losses as a percentage of loans held for investment	1.18		1.22		1.20
Allowance for loan losses to nonperforming loans	2.49	x	1.56	x	2.15	x

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
Table 9
Investment Securities Portfolio Composition
(dollars in thousands)

	June 30,		December 31,
	2005	2004	2004
Trading (at fair value)
U.S. Treasury	$20	$—	$—
U.S. Government agencies	—	2,633	—
State and municipal	—	85	—

	20	2,718	—

Available for Sale (at fair value)
U.S. Treasury	183,938	239,337	234,538
U.S. Government agencies	856,308	1,133,753	930,046
Mortgage-backed securities	2,696,421	2,122,466	2,502,440
State and municipal	318,018	199,182	272,535

Other investments:
Corporate bonds	110,541	139,815	141,970
Federal Home Loan Bank (“FHLB”) stock	68,799	53,384	72,733
Federal National Mortgage Association preferred stock	—	51,652	50,062
Federal Home Loan Mortgage Corporation preferred stock	11,365	11,763	11,990
Community bank stocks	10,626	26,252	14,899
Other equity investments	4,655	3,925	3,630

	4,260,671	3,981,529	4,234,843

Held to Maturity (at amortized cost)
State and municipal	65,176	79,551	75,145
Other investments	100	100	100

	65,276	79,651	75,245

Total	$4,325,967	$4,063,898	$4,310,088

Total securities as a percentage of total assets	29.1%	35.4%	31.2%

Percentage of Total Securities Portfolio
U.S. Treasury	4.2%	5.9%	5.4%
U.S. Government agencies	19.8	28.0	21.6
Mortgage-backed securities	62.3	52.2	58.0
State and municipal	8.9	6.9	8.1
Other investments	4.8	7.0	6.9

Total	100.0%	100.0%	100.0%

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

          The average tax-equivalent portfolio yield increased for the six months ended June 30, 2005 to 4.38% from 3.96% in the first six months of 2004. The securities yield increased in part due to a $4.8 million decrease in mortgage- backed securities (“MBS”) premium amortization for the first half of 2005, compared with the first half of 2004, primarily related to higher MBS prepayments.
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

     Deposits
          Deposits remain TSFG’s primary source of funds. Average deposits provided funding for 62.3% of average earning assets in the first six months of 2005, up from 60.6% in the first six months of 2004. Carolina First Bank and Mercantile Bank face stiff competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and any increases in investment securities. In addition, TSFG has increased the use of brokered deposits, which are included in deposits.
          Table 10 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 10
Type of Deposits
(dollars in thousands)

	June 30,		December 31,
	2005	2004	2004
	(Restated)	(Restated)	(Restated)
Noninterest-bearing demand deposits	$1,466,803	$971,540	$1,237,877
Interest-bearing checking	971,750	655,259	816,933
Money market accounts	2,754,418	2,379,441	2,704,287
Savings accounts	200,903	151,137	192,769

Total transaction accounts	5,393,874	4,157,377	4,951,866
Time deposits under $100,000	1,097,281	770,381	856,386
Time deposits of $100,000 or more	1,027,466	642,342	645,820

Customer deposits (1)	7,518,621	5,570,100	6,454,072
Brokered deposits	1,355,181	886,858	1,216,872

Total deposits	$8,873,802	$6,456,958	$7,670,944

Percentage of Deposits
Noninterest-bearing demand deposits	16.5%	15.0%	16.1%
Interest-bearing checking	11.0	10.2	10.6
Money market accounts	30.9	36.9	35.3
Savings accounts	2.3	2.3	2.5

Total transaction accounts	60.7	64.4	64.5
Time deposits under $100,000	12.4	11.9	11.2
Time deposits of $100,000 or more	11.6	10.0	8.4

Customer deposits (1)	84.7	86.3	84.1
Brokered deposits	15.3	13.7	15.9

Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.
          At June 30, 2005, deposits were up $2.4 billion from June 30, 2004. Approximately 80% of this increase was attributable to $1.9 billion in net acquired deposits ($328.6 million from the acquisition of Pointe, $755.6 million from the acquisition of CNB Florida, $855.0 million from the acquisition of Florida Banks, and $9.5 million from an August 2004 branch acquisition). Excluding net acquired deposits (some of which were brokered deposits), organic growth in deposits totaled 7.3% (based on period-end balances) from June 30, 2004 to June 30, 2005. During the first half of 2005, deposits increased at a rate of 31.6% annualized. Organic deposit growth accelerated during the first half of 2005, totaling 23.0% annualized for the first half of 2005. TSFG’s total deposit growth was not concentrated in any particular market.
          The increase in deposits from June 30, 2004 to June 30, 2005 was partially due to an increase of $468.3 million in brokered deposits, which included approximately $443 million of brokered deposits acquired from the acquisition of

Florida Banks. TSFG utilizes these funds as an alternative funding source while continuing its efforts to maintain and grow its local customer deposit base.
          Table 13 in “Results of Operations — Net Interest Income” details average balances for the deposit portfolio for the three and six months ended June 30, 2005 and 2004. Comparing the six months ended June 30, 2005 and 2004, average interest-bearing transaction accounts (checking, savings, and money market) increased $670.7 million, or 21.5%, and average noninterest-bearing deposits increased $404.6 million, or 45.7%. For the first six months of 2005, average time deposits, excluding average brokered deposits, increased $485.3 million, or 37.0%, and average brokered deposits increased $595.5 million, or 79.5%.
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

Table 11
Type of Borrowings
(dollars in thousands)

	June 30,		December 31,
	2005	2004	2004
	(Restated)	(Restated)	(Restated)
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,328,931	$1,001,192	$1,583,495
Federal Home Loan Bank (“FHLB”) advances	—	205,000	—
Commercial paper	28,734	39,315	29,405
Treasury, tax and loan note	85,064	110,377	14,111
Lines of credit with unaffiliated banks and other	—	—	—

	1,442,729	1,355,884	1,627,011

Long-Term Borrowings
Repurchase agreements	1,769,893	1,578,434	1,665,134
FHLB advances	882,153	774,500	1,057,167
Subordinated notes	155,695	135,075	155,695
Mandatorily redeemable preferred stock of subsidiary	89,800	89,800	89,800
Note payable	882	914	900
Employee stock ownership plan note payable	650	950	800
Purchase accounting premiums, net of amortization	2,459	3,122	2,774

	2,901,532	2,582,795	2,972,270

Total borrowings	4,344,261	3,938,679	4,599,281

Brokered deposits	1,355,181	886,858	1,216,872

Total wholesale borrowings	$5,699,442	$4,825,537	$5,816,153

Total wholesale borrowings as a percentage of total assets	38.3%	42.0%	42.2%
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

     Capital Resources and Dividends
          Total shareholders’ equity amounted to $1.5 billion, or 10.2% of total assets, at June 30, 2005, compared with $977.7 million, or 8.5% of total assets, at June 30, 2004. At December 31, 2004, total shareholders’ equity was $1.4 billion, or 10.1% of total assets. The increase in shareholders’ equity since June 30, 2004 was primarily from the issuance of common stock for the Pointe, CNB Florida and Florida Banks acquisitions, as well as the retention of earnings. Cash dividends paid and the increase in unrealized loss in the available for sale investment portfolio partially offset these increases. TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization, but at this time has no plans to repurchase any shares.
          TSFG’s unrealized loss on available for sale securities, net of income tax, which is included in accumulated other comprehensive loss, was $27.0 million at June 30, 2005, compared with $18.5 million at December 31, 2004. For discussion on the primary reasons for the increase in unrealized losses on available for sale securities, see “Securities.” At June 30, 2004, TSFG had an unrealized loss on available for sale securities, net of income tax, totaling $47.8 million.
          Book value per share at June 30, 2005 and 2004 was $20.40 and $16.35, respectively. Tangible book value per share at June 30, 2005 and 2004 was $11.08 and $10.59, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.
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
Table 12
Capital Ratios

		Well
	June 30, 2005	Capitalized
	(Restated)	Requirement
TSFG
Total risk-based capital	10.68%	n/a
Tier 1 risk-based capital	9.07	n/a
Leverage ratio	7.12	n/a

Carolina First Bank
Total risk-based capital	10.57%	10.00%
Tier 1 risk-based capital	8.28	6.00
Leverage ratio	6.11	5.00

Mercantile Bank
Total risk-based capital	11.00%	10.00%
Tier 1 risk-based capital	7.92	6.00
Leverage ratio	6.67	5.00
          At June 30, 2005, TSFG’s tangible equity to tangible asset ratio totaled 5.80%, a decline from 5.93% at December 31, 2004, due to the increase in the unrealized loss on available for sale securities. If interest rates continue to increase, TSFG expects its unrealized loss on available for sale securities to increase, leading to a lower tangible equity to tangible asset ratio. Additionally, TSFG’s acquisitions of Pointe, Koss Olinger, and Bowditch lowered TSFG’s tangible equity to tangible asset ratio as a result of the goodwill recorded, as well as the use of cash as partial consideration for these acquisitions.
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

Table 13
Comparative Average Balances — Yields and Costs
(dollars in thousands)

	Three Months Ended June 30,
	2005 (Restated)			2004 (Restated)
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets Loans (1)	$8,706,276	$134,842	6.21%	$6,144,778	$80,348	5.26%
Investment securities, taxable (2)	4,366,761	47,304	4.35	3,716,376	35,684	3.86
Investment securities, nontaxable (2) (3)	364,360	3,992	4.39	270,858	2,932	4.35
Federal funds sold and interest-bearing bank balances	22,698	160	2.83	13,147	23	0.70

Total earning assets	13,460,095	$186,298	5.55	10,145,159	$118,987	4.72

Non-earning assets	1,441,975			955,623

Total assets	$14,902,070			$11,100,782

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$928,672	$1,725	0.75	$678,212	$853	0.51
Savings	195,851	152	0.31	160,827	162	0.41
Money market	2,704,178	15,185	2.25	2,318,243	8,616	1.49
Time deposits, excluding brokered deposits	1,917,124	13,041	2.73	1,309,384	7,998	2.46

Total interest-bearing customer deposits (4)	5,745,825	30,103	2.10	4,466,666	17,629	1.59
Brokered deposits	1,365,262	15,470	4.54	788,073	9,069	4.63

Total interest-bearing deposits	7,111,087	45,573	2.57	5,254,739	26,698	2.04
Borrowings	4,832,258	37,043	3.07	3,826,962	18,382	1.93

Total interest-bearing liabilities	11,943,345	$82,616	2.77	9,081,701	$45,080	2.00

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,349,746			924,412
Other noninterest-bearing liabilities	158,305			100,984

Total liabilities	13,451,396			10,107,097
Shareholders’ equity	1,450,674			993,685

Total liabilities and shareholders’ equity	$14,902,070			$11,100,782

Net interest margin (tax equivalent)		$103,682	3.09%		$73,907	2.93%
Less: tax-equivalent adjustment (3)		1,397			1,026

Net interest income		$102,285			$72,881

Total cost of customer deposits (5)	7,095,571	30,103	1.70	5,391,078	17,629	1.32
Total cost of wholesale borrowings (6)	6,197,520	52,513	3.40	4,615,035	27,451	2.39

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.

(5)	Customer deposits include total deposits less brokered deposits.

(6)	Wholesale borrowings include borrowings and brokered deposits.

Note:	Average balances are derived from daily balances.

Table 13 (Continued)
Comparative Average Balances — Yields and Costs
(dollars in thousands)

	Six Months Ended June 30,
	2005 (Restated)			2004 (Restated)
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans (1)	$8,496,056	$256,320	6.08%	$5,999,914	$158,365	5.31%
Investment securities, taxable (2)	4,305,720	93,452	4.38	3,736,368	72,894	3.92
Investment securities, nontaxable (2) (3)	356,666	7,780	4.40	250,425	5,638	4.53
Federal funds sold and interest-bearing bank balances	26,342	321	2.46	12,111	51	0.85

Total earning assets	13,184,784	$357,873	5.47	9,998,818	$236,948	4.77

Non-earning assets	1,418,924			965,942

Total assets	$14,603,708			$10,964,760

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$879,533	$2,904	0.67	$670,156	$1,681	0.50
Savings	193,389	299	0.31	159,898	321	0.40
Money market	2,710,367	28,995	2.16	2,282,487	16,918	1.49
Time deposits, excluding brokered deposits	1,798,657	23,069	2.59	1,313,310	15,853	2.43

Total interest-bearing customer deposits (4)	5,581,946	55,267	2.00	4,425,851	34,773	1.58
Brokered deposits	1,344,895	30,283	4.54	749,360	18,792	5.04

Total interest-bearing deposits	6,926,841	85,550	2.49	5,175,211	53,565	2.08
Borrowings	4,818,722	69,066	2.89	3,800,851	34,777	1.84

Total interest-bearing liabilities	11,745,563	$154,616	2.65	8,976,062	$88,342	1.98

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,289,140			884,516
Other noninterest-bearing liabilities	146,094			110,907

Total liabilities	13,180,797			9,971,485
Shareholders’ equity	1,422,911			993,275

Total liabilities and shareholders’ equity	$14,603,708			$10,964,760

Net interest margin (tax equivalent)		$203,257	3.11%		$148,606	2.99%
Less: tax-equivalent adjustment (3)		2,723			1,973

Net interest income		$200,534			$146,633

Total cost of customer deposits (5)	6,871,086	55,267	1.62	5,310,367	34,773	1.32
Total cost of wholesale borrowings (6)	6,163,617	99,349	3.25	4,550,211	53,569	2.37

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.

(5)	Customer deposits include total deposits less brokered deposits.

(6)	Wholesale borrowings include borrowings and brokered deposits.

Note:	Average balances are derived from daily balances.

          Fully tax-equivalent net interest income increased by $54.7 million, or 36.8%, during the first six months of 2005, compared with the first six months of 2004. This increase was attributable to a 31.9% increase in average earning assets and a 12 basis point increase in the net interest margin from 2.99% for the first six months of 2004 to 3.11% in the first six months of 2005. The increase in average earning assets was principally from organic loan growth, bank acquisitions, and higher average investment securities.
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
          The net interest margin increased to 3.11% in the first six months of 2005 from 2.99% in the first six months of 2004 as a result of increased spread between loans and customer deposits. This expansion was partially offset by a narrower spread between the investment securities yield and the wholesale borrowing costs used to fund them. Comparing the first six months of 2005 to the same period in 2004, TSFG’s earning asset yield increased 70 basis points, slightly higher than the 67 basis point increase for interest-bearing liabilities. The spread between loans and total customer deposits increased 47 basis points to 4.46% for the six months ended June 30, 2005, from 3.99% for the six months ended June 30, 2004. However, the yield on investment securities increased 42 basis points while the cost of wholesale borrowing increased 88 basis points. The cost of wholesale borrowing is anticipated to continue increasing faster than investment yields in the current interest rate environment, which is anticipated to continue having a negative impact on the net interest margin. TSFG is attempting to further reduce its dependence of wholesale borrowing. Over the near-term, TSFG intends to allow investment securities to mature without reinvestment and is focusing additional efforts on increasing its customer deposits.
          The Federal Reserve increased the federal funds target rate 9 times, by 25 basis points each time, from June 30, 2004 through June 30, 2005, following a three-year period of declining rates. Furthermore, over the past year, short-term rates have increased more quickly than long-term rates, leading to a flattened yield curve.
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
Table 14
Components of Noninterest Income
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Service charges on deposit accounts	$9,979	$8,718	$18,556	$16,831
Debit card income	1,652	975	3,167	1,789
Customer service fee income	1,120	800	1,951	1,472

Total customer fee income	12,751	10,493	23,674	20,092

Brokerage income	1,317	1,312	2,607	2,508
Trust income	1,078	1,030	2,056	1,957

Total brokerage and trust income	2,395	2,342	4,663	4,465

Bank-owned life insurance income	2,759	3,458	5,520	5,748
Merchant processing income	2,713	2,431	4,751	4,444
Mortgage banking income	2,140	1,625	3,627	3,180
Insurance income	1,449	1,015	2,735	2,037
Benefits admininstration fees	650	461	1,237	1,088
(Loss) gain on sale of available for sale securities	(1,503)	607	(1,269)	5,821
Gain on equity investments	650	1,013	2,361	3,823
Gain (loss) on trading and derivative activities	24,779	(13,480)	13,211	3,229
Gain on disposition of assets and liabilities	—	—	—	2,350
Other	1,688	198	3,232	1,252

Total noninterest income	$50,471	$10,163	$63,742	$57,529

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
          TSFG uses derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which result in realized gains and losses included in earnings. Such activities may result in volatility in realized gains and losses on trading and derivative activities, as demonstrated by a first half 2005 gain of $13.2 million compared with a first half 2004 gain of $3.2 million. See “Risk Management — Market Risk and Asset/Liability Management — Derivatives and Hedging Activities.”
          Net gains on securities totaled $1.1 million and $9.6 million for the first six months of 2005 and 2004, respectively. TSFG periodically evaluates its available for sale securities portfolio for other-than-temporary impairment. As discussed in Note 5 to the Consolidated Financial Statements, TSFG’s unrealized losses were primarily attributable to increases in interest rates. For additional details, see “Critical Accounting Policies and Estimates — Fair Value of Certain Financial Instruments” and “Securities.”
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
Table 15
Components of Noninterest Expenses
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Salaries and wages	$27,258	$19,917	$51,872	$38,835
Employee benefits	8,423	7,034	17,447	13,949
Occupancy	6,823	5,185	12,922	10,257
Furniture and equipment	6,023	4,890	11,556	9,505
Professional services	5,135	3,400	9,571	6,482
Merchant processing expense	2,211	1,910	3,843	3,469
Telecommunications	1,384	1,106	2,710	2,251
Amortization of intangibles	2,140	1,195	3,946	2,390
Merger-related costs	2,194	575	2,499	752
Impairment (recovery) from write-down of assets	917	(277)	917	(277)
Charitable contribution to foundation	—	—	683	—
Conservation grant of land	—	—	—	3,350
Loss on early extinguishment of debt	2,981	—	1,553	1,429
Employment contract payments (reversals)	222	—	185	(59)
Other	13,824	9,531	26,341	19,404

Total noninterest expenses	$79,535	$54,466	$146,045	$111,737

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
     Income Taxes
          The effective income tax rate as a percentage of pretax income was 32.7% for the first six months of 2005 and 31.1% for the first six months of 2004. The blended statutory federal and state income tax rate was approximately 37% for both of these periods.
     Discontinued Operations
          During the six months ended June 30, 2005, TSFG recognized an after-tax loss of $396,000 as discontinued operations. See Item 1, Note 13 to the Consolidated Financial Statements for additional information.
     Second Quarter Results
          Net income for the three months ended June 30, 2005 totaled $42.7 million, up 196.5% compared with $14.4 million for the three months ended June 30, 2004. Earnings per diluted share for the three months ended June 30, 2005 were $0.57, a 137.5% increase from earnings per diluted share of $0.24 for the three months ended June 30, 2004. For the same period, average diluted shares outstanding increased principally as a result of the acquisitions of Pointe, CNB Florida, and Florida Banks.
          Fully tax-equivalent net interest income totaled $103.7 million, an increase of $29.8 million, or 40.3%, compared with the second quarter of 2004. Net interest income increased as a result of the 32.7% growth in average earning assets, principally from organic loan growth, growth from acquisitions, and higher average investment securities. The CNB Florida and Florida Banks acquisitions, which closed July 16, 2004, added approximately $1.7 billion in earning assets. The Pointe acquisition, which closed May 6, 2005, added approximately $312 million in earning assets. During 2004 and the first quarter of 2005, TSFG increased its investment portfolio to leverage capital and take advantage of the opportunity to increase net income. Average investment securities for the three months ended June 30, 2005 were $4.7 billion, compared with $4.0 billion for the three months ended June 30, 2004. During the second quarter 2005, TSFG began repositioning its balance sheet, by reducing investment securities and wholesale borrowing. Investment securities at June 30, 2005 totaled $4.3 billion, down from $4.8 billion at March 31, 2005.
          The net interest margin of 3.09% for the three months ended June 30, 2005, was up 16 basis points from 2.93% for the three months ended June 30, 2004 as a result of the yields on earning assets increasing faster than the cost of interest-bearing liabilities. This net interest margin does not include the impact of the interest rate swaps which did not qualify for hedge accounting, as the net cash settlement of these interest rate swaps is included in noninterest income. The net interest margin for the second quarter of 2005 declined to 3.09% from 3.13% in the first quarter of 2005. This margin contraction from the prior quarter was due primarily to the continued flattening of the yield curve and narrowing interest rate spreads for investment securities relative to wholesale borrowings. Due to the level of variable rate wholesale borrowing, the net interest margin is expected to continue to decline over the near term if interest rates continue to increase.
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
          Noninterest income included a loss on the sale of securities of $853,000 for the second quarter of 2005, compared with a gain on the sale of securities of $1.6 million for the second quarter of 2004. Noninterest income also included the impact of the fair value adjustment on the interest rate swaps and the related net cash settlement, and other trading gains and derivative activities which totaled to a gain of $24.8 million in second quarter 2005 compared to a loss of $13.5 million in the comparable period for 2004. Noninterest income, excluding these gains on asset sales and derivative activities, increased 20.5% to $26.5 million for the second quarter of 2005 compared with $22.0 million for the second quarter of 2004. Customer fee income, mortgage banking income, insurance income, and gains on sale of other real estate owned were the primary drivers of the increase in noninterest income. The increase in noninterest income, excluding gains on certain asset sales and derivatives activities, was partially offset by a decrease in bank-owned life insurance income from the receipt of life insurance proceeds in the second quarter of 2004.
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
          In addition to evaluating interest rate risk, the model is also used to prepare forecasts for management. The forecast utilizes managements’ projections regarding changes in the balance sheet, including volume, mix, spread, and other assumptions to gauge the impact of changes in interest rates and/or balance sheet items on the earnings of TSFG compared to the base forecast. Strategies can be formulated based on the information provided by the earnings simulation if either a scenario seems likely to occur or we choose to undertake the proposed transaction. ALCO updates its base forecast quarterly based on economic changes that occurred during the past quarter as well as changes in the economic outlook for the coming year. Based on the circumstances and our modeling, we may choose to extend or shorten the maturities of our funding sources. We may choose to redirect cash flows into assets with shorter or longer expected durations, or repay borrowings. Derivative instruments may be used to reduce repricing mismatches between assets and liabilities.
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

Table 16
Interest Rate Risk Analysis – Net Interest Income

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Net Interest Income when Compared with Base Case
2.00% (1)	3.37%
1.00 (1)	1.94
Flat (Base Case)	—
(1.00) (1)	(6.38)

Forward Yield Curve (2)	0.71

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
Table 17
Interest Rate Shock Analysis — Economic Value of Equity

Annualized Hypothetical Percentage Change in
Interest Rate Scenario	Economic Value of Equity when Compared with Base Case
2.00% (1)	(4.25)%
1.00 (1)	(0.06)
Flat (Base Case)	—
(1.00) (1)	(7.65)

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
          TSFG uses interest rate swaps, futures, options, and other derivatives as economic hedges of on-balance sheet assets and liabilities or forecasted transactions, which do not qualify for hedge accounting under SFAS No. 133, as amended by SFAS No. 137, 138, and 149. Accordingly, these derivatives are reported at fair value on the consolidated balance sheet with realized gains and losses included in earnings. Such activities may result in increased volatility in realized gains and losses on trading activities. For the first six months of 2005, the gain on trading and derivative activities totaled $13.2 million compared with a gain of $3.2 million for the corresponding period in 2004.
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

Table 18
Summary of Derivative Assets and Liabilities
(dollars in thousands)

	June 30, 2005			December 31, 2004
	(Restated)			(Restated)
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$—	$52	$283,000	$—	$—	$—

Fair Value Hedges
Interest rate swaps associated with borrowing activities	—	—	—	—	—	—
Interest rate swaps associated with deposit taking activities	1,181	8,165	99,526	364	5,737	154,721

Other Derivatives
Future contracts	—	135	40,000	6	—	20,000
Options, interest rate swaps and other	10,403	27,295	1,418,576	13,071	32,606	1,371,974

	$11,584	$35,647	$1,841,102	$13,441	$38,343	$1,546,695

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
Table 19
Contractual Obligations
(dollars in thousands)

	Payments Due by Period
	(Restated)
		Remainder	2006	2008
		of	and	and	After
	Total	2005	2007	2009	2009
Time deposits	$3,479,928	$1,195,433	$1,080,273	$241,020	$963,202
Short-term borrowings	1,442,729	1,442,729	—	—	—
Long-term debt	2,899,073	5,168	16,579	282,900	2,594,426
Operating leases	155,331	8,028	28,099	23,735	95,469

Total contractual obligations	$7,977,061	$2,651,358	$1,124,951	$547,655	$3,653,097

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
          The Subsidiary Banks currently have the ability to borrow from the FHLB and maintain short-term unsecured lines of credit from unrelated banks. FHLB advances, outstanding as of June 30, 2005, totaled $882.2 million. At June 30, 2005, the Subsidiary Banks had $2.2 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At June 30, 2005, the Subsidiary Banks had unused, unsecured short-term lines of credit from unrelated banks totaling $899.9 million (which may be canceled at the lender’s option).
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
          At December 31, 2004, March 31, 2005, and June 30, 2005 TSFG’s management carried out an evaluation, under the supervision and with the participation of TSFG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on those evaluations, TSFG’s management initially concluded that as of December 31, 2004, March 31, 2005, and June 30, 2005 such disclosure controls and procedures were effective. However, in October 2005, management and the Audit Committee of the Board of Directors of TSFG concluded that TSFG had a material weakness in its internal control over financial reporting as described below. Because of this material weakness in its internal control over financial reporting (described below) which impacted the financial statements for the first two quarters of 2005 and as of and for the years ended December 31, 2004, 2003, and 2002 and the related quarters during those years, management has, as of the date of the filing of this Amendment No. 1 to Form 10-Q, restated its assessment for those periods, and concluded that TSFG’s disclosure controls and procedures were not effective as of December 31, 2004, March 31, 2005 or June 30, 2005. Management identified the following material weakness in internal control over financial reporting as of December 31, 2004, March 31, 2005 and June 30, 2005:
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
          There was no change in our internal control over financial reporting during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequently, we have implemented several important changes in our internal control over financial reporting related to our accounting for derivatives. These actions include:
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
Issuer Purchases of Equity Securities

				Total	Maximum
				Number of	Number of
				Shares Purchased	Shares that
	Total		Average	as Part	May Yet Be
	Number		Price	of Publicly	Purchased
	of Shares		Paid per	Announced Plans	Under Plans or
Period	Purchased		Share	or Programs	Programs (2)
April 1, 2005 to April 30, 2005	2,789	(1)	$29.75	—	1,289,502
May 1, 2005 to May 31, 2005	—		—	—	1,289,502
June 1, 2005 to June 30, 2005	—		—	—	1,289,502

Total	2,789		$29.75	—	1,289,502

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

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Securities Holders
     Annual Meeting of Shareholders
     On April 19, 2005, TSFG held its 2005 Annual Meeting of Shareholders. The results of the 2005 Annual Meeting of Shareholders follow.
     Proposal #1 – Election of Directors

	Voting shares in favor		Withheld
	#	%	Authority
J.W. Davis	59,967,273	98.0%	1,214,177
Jon W. Pritchett	60,367,938	98.7%	813,512
Charles B. Schooler	59,392,163	97.1%	1,789,287
Edward J. Sebastian	55,990,287	91.5%	5,191,163
John C. B. Smith, Jr.	56,178,549	91.8%	5,002,901
Mack I. Whittle, Jr.	59,808,462	97.8%	1,372,988
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
Proposal #2 — Ratification of Auditors
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
Note for non-filed versions of this Form 10-Q
The above exhibits may be found on TSFG’s electronic filing of its June 30, 2005 Quarterly Report on Form 10-Q/A with the Securities and Exchange Commission (“SEC”) and are accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: November 21, 2005	/s/ Timothy K. Schools

Timothy K. Schools
Executive Vice President
(Principal Accounting and Chief Financial Officer)