Form 10-K
period 2005-12-31
SOUTH FINANCIAL GROUP INC
filed 2006-03-15
CIK 797871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or

☐	Transition report pursuant to section 12 or 15(d) of the Securities Exchange Act of 1934 for transition period from to
Commission File Number: 0-15083
The South Financial Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

South Carolina (State or Other Jurisdiction of Incorporation or Organization)	57-0824914 (I.R.S. Employer Identification No.)

102 South Main Street, Greenville, South Carolina	29601
(Address of principal executive offices)	(Zip Code)
(864) 255-7900
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Each Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2005, was approximately $2.0 billion.
The number of shares of the Registrant’s common stock, $1.00 par value, outstanding on March 1, 2006 was 74,870,033.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission are specifically identified and incorporated by reference into Part II and III.
The Exhibit Index begins on page 123

PART I
Item 1. Business
The Company
     The South Financial Group, Inc. is a South Carolina corporation headquartered in Greenville, South Carolina. “TSFG” refers to The South Financial Group, Inc. and its subsidiaries, except where the context requires otherwise. TSFG is a financial holding company, as defined by the Gramm-Leach-Bliley Act of 1999. TSFG operates principally through Carolina First Bank, a South Carolina-chartered commercial bank, and Mercantile Bank, a Florida-chartered commercial bank.
     TSFG’s subsidiaries provide a full range of financial services, including banking, cash management, retail investment services, mortgage banking, insurance, and trust and investment management services, designed to meet the financial needs of its customers. TSFG currently conducts business through 80 branch offices in South Carolina, 66 in Florida, and 26 in North Carolina. At December 31, 2005, TSFG had $14.3 billion in assets, $9.5 billion in loans, $9.2 billion in deposits, $1.5 billion in shareholders’ equity, and $2.1 billion in market capitalization.
     TSFG began its operations in 1986 under the name “Carolina First Corporation” with the de novo opening of its banking subsidiary, Carolina First Bank, in Greenville, South Carolina. Its opening was undertaken, in part, in response to opportunities resulting from the takeovers of several South Carolina-based banks by larger southeastern regional bank holding companies in the mid-1980s. In the late 1990’s, TSFG perceived a similar opportunity in Florida where banking relationships were in a state of flux due to the acquisition of several larger Florida banks. In 1999, TSFG entered the Florida market with the same strategy of capitalizing on the environment created by these acquisitions.
     TSFG has pursued a strategy of growth through internal expansion and the acquisition of financial institutions and branch locations in selected market areas. TSFG seeks to expand selectively in fast-growing markets in the Southeast, concentrating its growth in metropolitan statistical areas (“MSAs”). TSFG has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies and other competitors. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers. Since inception, TSFG has consummated 20 acquisitions of financial institutions, six non-bank financial service companies, and four insurance agencies. Approximately 49% of TSFG’s total asset growth has come from acquisitions. TSFG expects to continue to seek similar acquisitions that fit its acquisition criteria.
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
     Carolina First Bank. Carolina First Bank, headquartered in Greenville, South Carolina, engages in a general banking business through Carolina First Bank, which serves South Carolina and coastal and western North Carolina. Carolina First Bank operated through 106 branches with $9.0 billion in assets, $5.7 billion in loans, and $5.6 billion in deposits at December 31, 2005.
     Carolina First Bank currently focuses its operations in the following six principal market areas, which represent the largest

MSAs in the states:
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
     Carolina First Bank targets small and middle market businesses and consumers in its market areas. Carolina First Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans through direct and indirect channels, residential mortgage originations, treasury services, and wealth management, which includes certain insurance and brokerage services. In 1999, Carolina First Bank began offering Internet banking services, including bill payment, through Carolina First Bank’s web site and Bank CaroLine, an Internet-only banking product. Carolina First Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).
     Mercantile Bank. Mercantile Bank, headquartered in Orlando, Florida, engages in a general banking business through 66 branches with $5.7 billion in assets, $3.9 billion in loans, and $3.6 billion in deposits at December 31, 2005. It currently operates in five principal Florida market areas:
•	the Orlando metropolitan area (located in the Central Florida region);

•	the Tampa Bay metropolitan area (located in the Tampa Bay region);

•	the Gainesville metropolitan area (located in the North Central region);

•	the Jacksonville metropolitan area (located in the North Florida region); and

•	the Palm Beach County, Miami-Dade County, and Broward County area (located in the South Florida region).
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
     Mercantile Bank targets small and middle market businesses and consumers in its market areas. Mercantile Bank provides a full range of commercial and consumer banking services, including deposit accounts, secured and unsecured loans through direct and indirect channels, residential mortgage originations, treasury services, and wealth management, which includes certain insurance and brokerage services. In 2000, Mercantile Bank began offering Internet banking services, including bill payment, through Mercantile Bank’s web site. Mercantile Bank’s deposits are FDIC insured.
Non-Bank Subsidiaries
     TSFG has a number of non-bank subsidiaries. The following describes certain of the more significant subsidiaries.
     American Pensions, Inc. In 2003, TSFG acquired American Pensions, Inc. (“API”), which is a benefit plan administrator headquartered in Mount Pleasant, South Carolina. At December 31, 2005, API had 220 corporate accounts and managed approximately $400 million in plan assets.
     Bowditch Insurance Corporation. In 2005, TSFG acquired Bowditch Insurance Corporation and the assets and certain liabilities of Lossing Insurance Agency, both property and casualty insurance companies operating in northern Florida.
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
     Koss Olinger. In 2005, TSFG acquired the Koss Olinger group of companies, a wealth management group based in Gainesville, Florida. TSFG intends to use Koss Olinger as a platform to build its wealth management-related business in that market area.
     REIT Subsidiaries. In 1999, 2001 and 2003, TSFG formed three real estate investment trust subsidiaries (“REITs”), which have issued preferred and debt securities to institutional investors as a means of raising regulatory capital. They do not engage in other activities apart from the internal management of their assets and liabilities.
     South Group Insurance Services, Inc. In 2005, TSFG combined Gardner Associates, Inc., which operates an insurance agency business primarily in the Midlands area of South Carolina, with several of its smaller insurance subsidiaries to create South Group Insurance Services, Inc. TSFG intends to utilize South Group Insurance Services, Inc. as a platform to build its insurance-related business in that market area.
     South Financial Asset Management, Inc. In December 2002, TSFG formed South Financial Asset Management, Inc. (“SFAM”) for the purpose of engaging in an asset management business. SFAM is a registered investment advisor and targets large endowments, pension funds and similar entities for fund management.
     Summit Title, LLC. In April 2004, TSFG acquired the stock of Summit Title, LLC (“Summit”), a North Carolina limited liability company. Summit is a title insurance agency based in Hendersonville, North Carolina.
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
     Size gives larger banks certain advantages in competing for business from large commercial customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina, North Carolina, Florida, and the Southeastern United States region. As a result, TSFG concentrates its efforts on small- to medium-sized businesses and individuals. TSFG believes it competes effectively in this market segment by offering quality, personalized service.
Employees
     At December 31, 2005, TSFG and its subsidiaries employed 2,607 full-time equivalent employees. TSFG provides a variety of benefit programs including retirement and stock ownership plans as well as health, life, disability, and other insurance. TSFG also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility. TSFG believes that its relations with employees are good.

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
   Capital Adequacy
     TSFG. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “tier 1 capital,” principally consisting of common shareholders’ equity, non-cumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and mandatory redeemable preferred stock, less certain goodwill items. The remainder (tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies, including TSFG, are required to maintain a ratio of at least 4%. At December 31, 2005, TSFG’s capital levels exceeded both the risk-based capital guidelines and the applicable minimum leverage capital ratio.
     Carolina First Bank and Mercantile Bank. Carolina First Bank and Mercantile Bank are subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of tier 1 capital to average assets; all other banks, including Carolina First Bank and Mercantile Bank, are required to maintain an absolute minimum leverage ratio of not less than 4%. As of December 31, 2005, Carolina First Bank and Mercantile Bank exceeded each of the applicable regulatory capital requirements.

     Regulators are considering various revisions to the existing risk-based capital framework. Under Basel 1a, an Advanced Notice of Proposed Rulemaking, agencies are considering:
•	Increasing the number of risk weight categories to which credit exposures may be assigned;

•	Expanding the use of external credit ratings as an indicator of credit risk for externally-rated exposures;

•	Expanding the range of collateral and guarantors that may qualify a loan for lower risk weights;

•	Using loan-to-value ratios, credit assessments, and other broad measures of credit risk for assigning risk-weights to residential mortgages;

•	Modifying the credit conversion factor for various commitments, including those with an original maturity of under one year;

•	Requiring that certain loans 90 days or more past due or in a non-accrual status be assigned to a higher risk weight category;

•	Modifying the risk-based capital requirements for certain commercial real estate exposures;

•	Increasing the risk sensitivity of capital requirements for other types of retail, multifamily, small business, and commercial exposures; and

•	Assessing a risk-based capital charge to reflect the risks in securitizations with early amortization provisions that are backed by revolving retail exposures.
     TSFG will continue to monitor these potential changes to the risk-based capital standards and plans to make the necessary changes to enable its banking subsidiaries to remain well-capitalized.
   Deposit Insurance Assessments
     Carolina First Bank and Mercantile Bank are subject to insurance assessments imposed by the FDIC. The FDIC has a risk-based assessment schedule where the actual assessment to be paid by each FDIC-insured institution is based on the institution’s assessment risk classification. This classification is determined based on whether the institution is considered “well capitalized,” “adequately capitalized” or “undercapitalized,” as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessment rate for the first quarter 2006 is 0.0132% (annualized) for both BIF-insured deposits and SAIF-insured deposits. This rate is set quarterly and may change during the year. Carolina First Bank’s total deposits that were formerly associated with thrift institutions (approximately 30% of total deposits) are subject to SAIF insurance assessments imposed by the FDIC.
   Other Safety and Soundness Regulations
     Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon the capitalization of the institutions. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater. A bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4%; (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 2005, Carolina First Bank and Mercantile Bank each met the definition of well capitalized.
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
   Sarbanes-Oxley
     The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, internal controls, executive compensation, and enhanced and timely disclosure of corporate information. In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by TSFG’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that TSFG’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. TSFG has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A “Controls and Procedures” for TSFG’s evaluation of its disclosure controls and procedures.
   Future Legislation
     Changes to the laws and regulations (including changes in interpretation or enforcement) in the states where we do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.

   Additional Information
     See Item 7, “Critical Accounting Policies and Estimates,” “Recently Adopted Accounting Pronouncements,” and “Recently Issued Accounting Pronouncements” for discussion of certain accounting matters, which is incorporated herein by reference.
Item 1A. Risk Factors
     TSFG is susceptible to certain risk factors that may affect its operations, as well as the market price of its common stock. Some of the specific risk factors include the following items.
     TSFG has experienced significant growth in commercial real estate loans, which were 41.7% of total loans at December 31, 2005, compared to 40.0% and 36.0% at December 31, 2004 and 2003, respectively. This concentration is high relative to that of many banks, in particular banks in markets not experiencing strong population growth. Also, the majority of our loans finance properties located on the coast of South Carolina and Florida, regions susceptible to hurricanes. Hence, exposure to potential changes in real estate market conditions—due to changing economics or catastrophic weather—is relatively high. Risk management and quality control processes designed to manage exposure to these uncertainties are in place; however, a material decline in commercial real estate market conditions in one or more of TSFG’s markets could adversely impact the loan portfolios of those markets. (See Tables 2, 3, and 4 under “Balance Sheet Review” for additional information on loan portfolio concentrations.)
     TSFG has a lower level of core deposits and a higher level of wholesale funding, relative to its peer institutions. Over the past several years, TSFG has experienced significant growth in loans, particularly commercial and commercial real estate loans. Because its deposits have not grown at similar rates, TSFG has necessarily had to fund its loan growth with wholesale borrowings. During an environment when interest rates are rising and the related curve is flattening, this causes wholesale borrowing costs to increase disproportionately to loan yields. This results in less net interest income.
     TSFG has experienced significant growth through acquisitions, which could, in some circumstances, adversely affect net income. TSFG has experienced significant growth in assets as a result of acquisitions. Moreover, TSFG anticipates engaging in selected acquisitions of financial institutions and assets in the future. There are risks associated with TSFG’s acquisition strategy that could adversely impact net income. These risks include, among others, incorrectly assessing the asset quality of a particular institution being acquired, encountering greater than anticipated costs of incorporating acquired businesses into TSFG and being unable to profitably deploy funds acquired in an acquisition. Furthermore, we can give no assurance about the extent that TSFG can continue to grow through acquisitions.
     Any future acquisitions would be accounted for using the purchase method of accounting. Acquisitions accounted for by the purchase method of accounting may lower the capital ratios of the entities involved. Consequently, in the event that TSFG engages in significant acquisitions in the future, TSFG may be required to raise additional capital in order to maintain capital levels required by its regulators.
     In the future, TSFG may issue capital stock in connection with additional acquisitions. These acquisitions and related issuances of stock may have a dilutive effect on earnings per share and ownership. TSFG does not currently have any definitive understandings or agreements for any acquisitions material to TSFG. However, as noted above, TSFG anticipates that it will continue to expand by acquisition in the future.
     TSFG has various anti-takeover measures that could impede the takeover of TSFG. TSFG has various anti-takeover measures in place, some of which are listed below. Any one or more of these measures may impede the takeover of TSFG without the approval of TSFG’s board of directors and may prevent shareholders from taking part in a transaction in which shareholders could realize a premium over the current market price of TSFG common stock. The anti-takeover measures include various charter provisions providing for, among other things, a “staggered” board of directors and supermajority voting requirements in connection with the removal of directors without cause and certain business combinations involving TSFG.
     TSFG has certain geographic concentrations. Substantially all of TSFG’s loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida. Industry concentrations parallel the mix of economic activity in these markets, the most significant of which are the commercial real estate and tourism industries. Commercial construction and development loans represent the largest component of commercial real estate loan product types.

     TSFG’s ability to maintain its historic performance will depend on the ability to expand the scope of its existing financial services to customers. TSFG competes, and will continue to compete, with well established banks, credit unions, insurance companies and other financial institutions, some of which have greater resources and lending limits than TSFG. Some of these competitors may also provide certain services that TSFG does not provide.
     TSFG’s controls and procedures may fail or be circumvented. Controls and procedures are particularly important for financial institutions. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
     TSFG’s information systems may experience an interruption or breach in security. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
     TSFG continually encounters technological change. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
     TSFG is subject to liquidity risk. Market conditions or other events could negatively affect the level or cost of liquidity, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations. Additional information regarding liquidity risk is included in the section captioned “Liquidity”.
     TSFG is subject to interest rate risk. Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds, as well as the impact of certain derivative hedging instruments. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest we receive on loans and other investments fall more quickly than the interest we pay on deposits and other borrowings. Additional information regarding interest rate risk is included in the section captioned “Enterprise Risk Management — Market Risk and Asset/Liability Management”.
     TSFG has credit and market risk resulting from the use of derivatives. We use derivatives to manage our exposure to interest rate risk, to generate profits from trading and to assist our customers with their risk management objectives. Derivatives used for interest rate risk management include various interest rate swaps, options, and futures contracts. Options and futures contracts typically have indices that relate to the pricing of specific on-balance sheet instruments and forecasted transactions and may be more speculative in nature. By using derivative instruments, TSFG is exposed to credit and market risk. Derivative credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Derivative credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates.
     TSFG is exposed to credit risk in its lending activities. There are inherent risks associated with our lending and trading activities. Loans to individuals and business entities, our single largest asset group, depend for repayment on the willingness and ability of borrowers to perform as contracted. A material adverse change in the ability of a significant portion of our borrowers to meet their obligations to us, due to changes in economic conditions, interest rates, natural disasters, acts of war, or other causes over which we have no control, could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and could have a material adverse impact on our earnings and financial condition. We also are subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     TSFG’s principal executive offices are located at 102 South Main Street, Greenville, South Carolina. TSFG leases approximately 111,000 square feet of this location, which also houses Carolina First Bank’s Greenville main office branch. The majority of TSFG’s administrative functions presently reside at this location. TSFG owns a 130,000 square foot building in Lexington, South Carolina which houses the technology and operations departments (formerly known as CF Technology Services Company). TSFG leases the land for the technology building under a 30 year lease. In addition, TSFG leases non-banking office space in 27 locations in South Carolina, North Carolina, and Florida.
     At December 31, 2005, TSFG operated 172 branch offices, including 80 in South Carolina, 66 in Florida, and 26 in North Carolina. Of these locations, TSFG or one of its subsidiaries owns 93 locations, which includes 11 locations with land leases, and leases 79 locations. In addition, TSFG or one of its subsidiaries owns 6 stand-alone ATM locations, including five locations with land leases, and leases 12 locations.
     TSFG believes that its physical facilities are adequate for its current operations.
Item 3. Legal Proceedings
     See Item 8, “Legal Proceedings” included in Note 24 to the Consolidated Financial Statements for a discussion of legal proceedings, which information is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Shareholders
     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2005.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for Common Stock and Related Matters
     TSFG’s common stock trades on The NASDAQ Stock Market under the symbol TSFG. At March 1, 2006, TSFG had 8,875 shareholders of record and 74,870,033 shares outstanding. See Item 7, “Capital Resources and Dividends” and Item 8, Notes 27 and 28 to the Consolidated Financial Statements for a discussion of capital stock and dividends, which information is incorporated herein by reference.

	Three Months Ended
	December 31	September 30	June 30	March 31
2005
Common stock price:
High	$30.28	$30.25	$30.92	$32.98
Low	25.40	26.52	25.93	29.64
Close	27.54	26.84	28.42	30.54
Cash dividend declared	0.17	0.16	0.16	0.16
Volume traded	14,860,208	18,177,782	18,953,656	16,230,430

	Three Months Ended
	December 31	September 30	June 30	March 31
2004
Common stock price:
High	$32.61	$29.59	$30.18	$31.09
Low	27.95	26.41	25.85	27.00
Close	32.53	28.20	28.37	29.59
Cash dividend declared	0.16	0.15	0.15	0.15
Volume traded	16,947,410	20,775,558	24,615,808	17,570,520
Unregistered Sales of Securities
     On April 4, 2005, TSFG acquired Koss Olinger group of companies, a wealth management group based in Gainesville, Florida. TSFG issued 56,398 shares of common stock to 6 individuals in connection with this acquisition. The issuance of securities to these individuals was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
     On June 1, 2005, TSFG issued 2,200 shares of common stock to one individual relating to the earnout provisions of the prior acquisition of Summit Title, LLC. The issuance of securities to this individual was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
     On June 6, 2005, TSFG acquired Bowditch Insurance Corporation, an independent insurance agency based in Jacksonville, Florida. TSFG issued 87,339 shares of common stock to 8 individuals in connection with this acquisition. The issuance of securities to these individuals was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
     On December 13, 2005, TSFG issued 1,584 shares of common stock to one individual relating to the earnout provisions of the prior acquisition of Allied Assurance of South Carolina, Inc., an insurance agency based in Columbia, South Carolina. The issuance of securities to this individual was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

				Total	Maximum
				Number of	Number of
				Shares Purchased	Shares that
	Total		Average	as Part	May Yet Be
	Number		Price	of Publicly	Purchased
	of Shares		Paid per	Announced Plans	Under Plans or
Period	Purchased		Share	or Programs	Programs (2)
October 1, 2005 to October 31, 2005	—		$—	—	1,289,502
November 1, 2005 to November 30, 2005	3,230	(1)	29.85	—	1,289,502
December 1, 2005 to December 31, 2005	5,918	(1)	29.53	—	1,289,502

Total	9,148		$29.64	—	1,289,502

(1)	These shares were canceled in connection with option exercises. Pursuant to TSFG’s stock option plans, participants may exercise stock options by surrendering shares of TSFG common stock owned by the participants as payment of the option exercise price. Shares surrendered by participants are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs.

(2)	In February of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. In April of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. Neither of these stock repurchase programs has an expiration date and each respective program will expire upon completion of repurchases totaling the amount authorized to repurchase. At December 31, 2005, there are 289,502 shares remaining under the February 2003 authorization and 1 million shares under the April 2003 authorization.
     See Equity Compensation Plan Data in the Registrants’ Proxy Statement relating to the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 6. Selected Financial Data
     See Item 8, Consolidated Financial Statements and the accompanying notes for factors including but not limited to business combinations and accounting changes that affect the comparability of the information presented.
SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(dollars and shares (except per share data) in thousands)

							Five-Year
	Years Ended December 31,						Compound
	2005	2004	2003	2002	2001	2000	Growth Rate
Income Statement Data
Net interest income	$409,056	$335,841	$250,890	$210,143	$173,023	$167,111	19.6%
Noninterest income	55,210	124,877	100,739	74,563	55,686	48,545	2.6

Total revenue	464,266	460,718	351,629	284,706	228,709	215,656	16.6

Provision for credit losses	40,592	34,987	20,581	22,266	22,045	23,378	11.7
Noninterest expenses	328,053	250,244	207,170	162,840	140,820	181,538	12.6
Income from continuing operations	70,217	119,998	83,583	65,239	41,819	6,989	58.6
Net income	69,821	119,508	83,583	63,833	42,101	6,989	58.5

Per Common Share Data
Basic:
Income from continuing operations	$0.96	$1.86	$1.70	$1.56	$0.99	$0.16	43.1%
Net income	0.95	1.85	1.70	1.53	1.00	0.16	42.8%
Diluted:
Income from continuing operations	0.94	1.81	1.66	1.53	0.98	0.16	42.5
Net income	0.94	1.80	1.66	1.49	0.98	0.16	42.5
Average common shares outstanding:
Basic	73,307	64,592	49,204	41,715	42,098	42,908	11.3
Diluted	74,595	66,235	50,328	42,715	42,824	43,551	11.4
Book value (December 31)	$19.90	$19.56	$16.46	$13.76	$11.12	$11.04	12.5
Market price (December 31)	27.54	32.53	27.75	20.66	17.75	13.25	15.8
Cash dividends declared	0.65	0.61	0.57	0.50	0.45	0.41	9.7

Balance Sheet Data (Year End)
Total assets	$14,319,285	$13,798,689	$10,724,715	$7,939,960	$6,029,557	$5,220,639	22.4%
Securities	3,159,617	4,310,088	4,007,571	2,572,186	1,643,395	899,544	28.6
Loans held for investment	9,439,395	8,107,757	5,732,205	4,434,011	3,730,250	3,722,552	20.5
Allowance for loan losses	107,767	96,434	72,811	69,625	44,090	42,939	20.2
Intangible assets	691,758	611,450	353,079	242,182	97,140	107,254	45.2
Deposits	9,234,437	7,670,944	6,032,238	4,585,927	3,604,664	3,894,662	18.8
Long-term debt	1,922,151	2,972,270	2,711,699	1,221,511	411,294	318,326	43.3
Shareholders’ equity	1,486,907	1,393,460	972,299	651,683	458,383	468,653	26.0

Balance Sheet Data (Averages)
Total assets	$14,752,973	$12,208,069	$9,261,657	$6,496,692	$5,459,475	$5,032,700	24.0%
Securities (excludes unrealized gains (losses) on available for sale securities)	4,388,351	4,158,202	3,471,324	1,850,798	1,125,602	875,876	38.0
Loans held for investment	8,848,279	6,909,545	4,864,168	3,969,786	3,759,786	3,545,336	20.1
Total earning assets	13,307,956	11,101,951	8,425,590	5,924,077	4,928,970	4,450,016	24.5
Deposits	8,631,714	6,899,366	5,144,412	3,852,776	3,687,822	3,699,553	18.5
Shareholders’ equity	1,463,125	1,164,004	709,791	499,579	484,022	479,800	25.0

Performance Ratios
Net interest margin (tax-equivalent)	3.12%	3.06%	3.01%	3.59%	3.55%	3.81%
Return on average assets	0.47	0.98	0.90	0.98	0.77	0.14
Return on average equity	4.77	10.27	11.78	12.78	8.70	1.46
Tangible equity to tangible assets	5.83	5.93	5.97	5.32	6.09	7.07
Dividend payout ratio	69.15	33.89	34.34	33.56	45.92	256.25

Asset Quality
Nonperforming assets	$43,977	$55,976	$60,774	$74,186	$43,857	$21,514	15.4
Nonperforming assets as a % of loans held for investment and foreclosed property	0.47%	0.69%	1.06%	1.67%	1.17%	0.58%
Net charge-offs to average loans held for investment	0.36	0.46	0.62	0.49	0.54	0.39
Allowance for loan losses as a % of loans held for investment	1.14	1.19	1.27	1.57	1.18	1.15
Allowance for credit losses as a % of loans held for investment	1.16	1.20	1.28	1.58	1.20	1.16

Operations Data
Branch offices	172	154	134	117	90	94
Employees (full-time equivalent)	2,607	2,308	1,918	1,700	1,346	1,374

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
Forward-Looking Statements
     This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors, may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:
•	risks from changes in economic, monetary policy, and industry conditions;

•	changes in interest rates, deposit rates, the net interest margin, and funding sources;

•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;

•	risks inherent in making loans including repayment risks and value of collateral;

•	loan growth, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);

•	level, composition, and repricing characteristics of the securities portfolio;

•	deposit growth, change in the mix or type of deposit products;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	continued availability of senior management;

•	technological changes;

•	ability to increase market share;

•	income and expense projections;

•	risks associated with income taxes, including the potential for adverse adjustments;

•	acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;

•	changes in accounting policies and practices;

•	changes in the evaluation of the effectiveness of our hedging strategies;

•	changes in regulatory actions, including the potential for adverse adjustments;

•	changes, costs, and effects of litigation, and environmental remediation; and

•	recently-enacted or proposed legislation.
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

Non-GAAP Financial Information
     This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). TSFG also presents certain tax-equivalent net interest margin comparisons including the net cash settlements on certain interest rate swaps. Management believes that these presentations of tax-equivalent net interest income aids in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. TSFG also presents loan and deposit growth, excluding loans/deposits acquired net of dispositions (referred to herein as “organic growth”). In discussing its deposits, TSFG presents “customer deposits”, which are defined by TSFG as total deposits less brokered deposits. Wholesale borrowings include short-term and long-term borrowings and brokered deposits. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.
Overview
     Founded in 1986, TSFG is a financial holding company that operates primarily in select markets in the Southeast area of the United States. TSFG had $14.3 billion in total assets with 172 branch offices in South Carolina, Florida, and North Carolina at December 31, 2005. TSFG operates primarily through two subsidiary banks:
•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, operating in South Carolina and North Carolina, and on the Internet under the brand name, Bank CaroLine; and

•	Mercantile Bank, a Florida-headquartered bank, operating in Florida.
     TSFG uses a super-community bank strategy serving small and middle market businesses and retail customers. As a super-community bank, TSFG combines personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions. TSFG focuses on fast-growing banking markets in the Southeast, concentrating its growth in metropolitan statistical areas.
     During 2005, TSFG continued to expand in its Southeastern markets. In May 2005, TSFG acquired Pointe Financial Corporation (“Pointe”), headquartered in Boca Raton, Florida, which had approximately $432 million in assets. In addition, TSFG acquired three Florida-based insurance/financial planning agencies, opened ten de novo branches, and closed two branches.
     For 2005, net income totaled $69.8 million, or $0.94 per diluted share, compared with $119.5 million, or $1.80 per diluted share, for 2004. During 2005, in response to the flattening yield curve and lower profitability of our investment securities, we elected to reduce our holdings of investment securities and the associated level of wholesale funding. This balance sheet repositioning contributed to a $55.0 million loss on the sale of investment securities and a $7.1 million loss on early extinguishment of debt. In addition, 2005 net income included a loss of $3.3 million on trading and derivative activities compared to a 2004 gain on trading and derivative activities of $33.3 million, and $10.3 million in employment contract buyouts. For 2005, average diluted shares outstanding increased 12.6%, principally as a result of the July 2004 acquisitions of CNB Florida Bancshares, Inc. (“CNB Florida”) and Florida Banks, Inc. (“Florida Banks”) and the May 2005 acquisition of Pointe.
     The above mentioned results for 2005 are different from what TSFG reported in its January 19, 2006 earnings release, in which TSFG reported net income of $70.4 million, or $0.94 per diluted share. The difference of $625,000 equals 0.90% of net income for 2005 and relates to additional contract buy-out accruals for early retirement benefits under the Supplementary Executive Retirement Plans.
     During 2005, TSFG significantly reduced its level of investment securities and wholesale borrowings. Investment securities declined 26.7% to $3.2 billion at December 31, 2005 from $4.3 billion at December 31, 2004. TSFG also reduced wholesale borrowings 18.6% to $4.7 billion at December 31, 2005 from $5.8 billion a year earlier. At December 31, 2005, TSFG’s securities-to-total assets ratio declined to 22.1% of total assets, down from 31.2% at December 31, 2004. TSFG’s ratio of wholesale borrowings to total assets declined to 33.1% at December 31, 2005, down from 42.2% at December 31, 2004.
     Using period-end balances, our loan and customer deposit balances grew in 2005 as follows:
•	Total loans held for investment increased 16.4%, or 12.6% excluding the impact of loans acquired through mergers; and

•	Customer deposits (total deposits less brokered deposits) increased 22.3%, or 17.2% excluding the impact of deposits acquired through mergers.
     TSFG increased its emphasis on customer deposit growth during 2005 in an effort to reduce its reliance on wholesale borrowings. In 2005, in contrast to prior years, deposit growth substantially funded all of our loan growth. In addition, our loan yields grew faster than the cost of customer deposits.
     For 2005, net interest income, TSFG’s primary source of revenue, accounted for 88.1% of total revenues compared to 72.9% for 2004. Net interest income is the difference between the interest earned on assets, primarily loans and securities, and the interest paid for liabilities to support such assets, primarily deposits and borrowed funds. Tax-equivalent net interest income was $415.1 million in 2005, a 22.0% increase over $340.2 million in 2004. This increase was primarily the result of a 19.9% increase in average earning assets, driven by a 28.2% increase in average loans (including growth from acquisitions). The net interest margin totaled 3.12% for 2005 and 3.06% for 2004.
     Noninterest income decreased to $55.2 million for 2005 from $124.9 million for 2004, down 55.8%. The decrease was driven primarily by a loss of $55.0 million on the sale of available for sale securities in 2005, compared to a gain of $7.0 million in 2004. Additionally, the change in fair value of interest rate swaps resulted in a loss of $13.3 million in 2005, compared to a gain of $2.6 million for 2004. The net cash settlement of interest rate swaps which did not meet the criteria for hedge accounting treatment declined to $10.4 million in 2005 from $27.6 million in 2004 as a result of the increase in short term interest rates during the period. If the impact of these net cash settlements were included in the net interest margin rather than in noninterest income, the tax-equivalent net interest margin would have declined to 3.20% for 2005 from 3.31% for 2004. Gains on trading and certain other derivative activities decreased to a loss of $335,000 in 2005 from a gain of $3.2 million in 2004. For 2004, noninterest income included a $10.4 million other-than-temporary impairment of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation perpetual preferred stock, and a $2.4 million gain on disposition of land associated with a conservation grant. Customer fee income (service charges on deposit accounts, debit card income, and customer service fee income), wealth management income, bank-owned life insurance, merchant processing income, and mortgage banking income, the primary operating components of noninterest income, increased 22.6% to $104.0 million in 2005 from $84.8 million in 2004.
     Noninterest expenses totaled $328.1 million in 2005 compared to $250.2 million for 2004, an increase of 31.1%. Salaries and wages and employee benefits, which account for 49.7% of the total noninterest expenses for 2005, increased 36.4%, growing to $163.0 million in 2005 from $119.5 million in 2004. The increase in personnel expense was primarily attributable to the Pointe acquisition, higher branch and lending incentives, higher incentives and commissions relating to fee based businesses, higher discretionary incentives under TSFG’s short-term plan, pay increases, higher health insurance costs, higher contract buyouts, and additional employees. Occupancy costs increased 26.9% for 2005 primarily due to growth initiatives and acquisitions. Professional services increased by 62.7% due to outsourcing certain internal audit functions during the year as well as other outsourced professional services. These fees are expected to decline for 2006. Noninterest expenses also include a loss on early extinguishment of debt of $7.1 million in 2005 compared to $1.4 million in 2004. This loss for 2005 was incurred in connection with the repositioning of the balance sheet discussed earlier.
     At December 31, 2005, nonperforming assets as a percentage of loans held for investment and foreclosed property declined to 0.47% from 0.69% at December 31, 2004. Net loan charge-offs as a percentage of average loans held for investment totaled 0.36% for 2005, down from 0.46% for 2004. TSFG’s provision for credit losses increased to $40.6 million for 2005 from $35.0 million for 2004, primarily as a result of the increased provision associated with the loan growth.
     TSFG’s tangible equity to tangible asset ratio decreased to 5.83% at December 31, 2005 from 5.93% at December 31, 2004, primarily due to an increase in the net unrealized loss on available for sale securities.
Critical Accounting Policies and Estimates
     TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of judgmental estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the accounting for derivatives and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired.

To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, stock-based and discretionary compensation, and other employee benefit agreements. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. TSFG has procedures and processes in place to facilitate making these judgements.
   Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
     The allowance for loan losses (“Allowance”) represents management’s estimate of probable incurred losses in the lending portfolio. See “Balance Sheet Review – Allowance for Loan Losses” for additional discussion, including the methodology for analyzing the adequacy of the Allowance. This methodology relies upon management’s judgment in segregating the portfolio into risk-similar segments, computing specific allocations for impaired loans, and setting the amounts within the probable loss range (from 95% to 105% of the adjusted historical loss ratio). Management’s judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, collateral values, borrower’s ability and willingness to repay, emerging portfolio concentrations, risk management system, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions.
     Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management considers the year-end Allowance appropriate and adequate to cover probable incurred losses in the loan portfolio. However, management’s judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of TSFG.
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
     The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above, adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.
   Derivatives and Hedging Activities
     TSFG uses derivative financial instruments to reduce exposure to changes in interest rates and market prices for financial instruments. The application of hedge accounting requires judgment in the assessment of hedge effectiveness, identification of similarly hedged item groupings, and measurement of changes in the fair value of derivatives and related hedged items. TSFG believes that its methods for addressing these judgmental areas are reasonable and in accordance with generally accepted accounting principles in the United States. See “Derivative Financial Instruments” and “Fair Value of Certain Financial Instruments” for additional information regarding derivatives.
   Fair Value of Certain Financial Instruments
     Fair value is defined as the amount at which a financial instrument could be liquidated in a transaction between willing, unrelated parties in a normal business transaction. Fair value is based on quoted market prices for the same or similar instruments, adjusted for any differences in terms. If market values are not readily available, then the fair value is estimated. For example, when TSFG has an investment in a privately held company, TSFG’s management evaluates the fair value of these investments based on the entity’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. Modeling techniques, such as discounted cash flow analyses, which use assumptions for interest rates, credit losses, prepayments, and discount rates, are also used to estimate fair value if market values are not readily available for certain financial instruments.
     TSFG carries its available for sale securities, trading securities, and derivatives at fair value. The unrealized gains or losses,

net of income tax effect, on available for sale securities and derivatives qualifying as cash flow hedges are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. The fair value adjustments for trading securities and derivative financial instruments not qualifying as cash flow hedges are included in earnings. In addition, for hedged items in a fair value hedge, changes in the hedged item’s fair value attributable to the hedged risk are also included in noninterest income. No fair value adjustment is allowed for the related hedged asset or liability in circumstances where the derivatives do not meet the requirements for hedge accounting.
          TSFG periodically evaluates its investment securities portfolio for other-than-temporary impairment. If a security is considered to be other-than-temporarily impaired, the related unrealized loss is charged to operations and a new cost basis is established. Factors considered include the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and forecasted performance of the security issuer. Impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. However, for equity securities, which typically do not have a contractual maturity with a specified cash flow on which to rely, the ability to hold an equity security indefinitely, by itself, does not allow for avoidance of other-than-temporary impairment.
          The market values of TSFG’s investments in privately held limited partnerships, corporations and LLCs are not readily available. These investments are accounted for using either the cost or the equity method of accounting. The accounting treatment depends upon TSFG’s percentage ownership and degree of management influence. TSFG’s management evaluates its investments in limited partnerships and LLCs quarterly for impairment based on the investee’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. There are inherent risks associated with TSFG’s investments in privately held limited partnerships, corporations and LLCs, which may result in income statement volatility in future periods.
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
          No assurance can be given that either the tax returns submitted by management or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the U.S. Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service (“IRS”). TSFG is subject to potential adverse adjustments, including but not limited to: an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.
          During the third quarter 2004, the Internal Revenue Service completed its examination of TSFG’s 1999 through 2002 federal income tax returns. TSFG did not receive any adverse rulings or additional tax assessments as a result of these examinations. The IRS is currently reviewing TSFG’s 2003 income tax returns.
Accounting for Acquisitions
     TSFG has grown its operations, in part, through bank and non-bank acquisitions. Since 2000, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” TSFG has used the purchase method of accounting to account for acquisitions. Under this method, TSFG is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to periodic impairment tests, on an annual basis, or more often, if events or circumstances indicate that there may be impairment. These tests, which TSFG performed annually as of June 30th since 2002, use estimates such as projected cash flows, discount rates, time periods, and comparable market values in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.
     TSFG uses a third-party to test for goodwill impairment by determining the fair value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair value, the potential for impairment exists, and a second step of impairment testing is required. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its fair value.
     The valuations as of June 30, 2005 indicated that no impairment charges were required as of that test date. There have been no events or circumstances since June 30, 2005 that indicate there may be potential impairment.
     For several previous acquisitions, TSFG has agreed to issue earn-out payments based on the achievement of certain performance targets. Upon paying the additional consideration, TSFG would record additional goodwill.
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
Table 1
Summary of Completed Acquisitions
(dollars in thousands)

					Purchase	Identifiable
	Acquisition	Total	Shares		Price Paid	Intangible
	Date	Assets (1)	Issued		in Cash	Assets (2)	Goodwill (2)
Bank Acquisitions
Pointe Bank Boca Raton, Florida	05/06/05	$432,550	2,193,941		$24,495	$6,689	$64,475
CNB Florida Lake City, Florida	07/16/04	839,148	5,312,974		—	11,312	117,367
Florida Banks Jacksonville, Florida	07/16/04	1,023,290	5,418,890		—	5,982	138,724
MountainBank Financial Corporation Hendersonville, North Carolina	10/03/03	943,394	5,485,293		—	12,113	87,618

Insurance Agency/Other Acquisitions
Lossing Insurance Agency Ocala, Florida	11/01/05	476	—		5,004	2,184	3,664
Bowditch Insurance Corporation Jacksonville, Florida	06/06/05	713	87,339	(3)	2,040	2,276	3,238
Koss Olinger Gainesville, Florida	04/04/05	287	56,398	(4)	4,718	1,742	3,229
Summit Title, LLC Hendersonville, North Carolina	04/12/04	86	10,571	(5)	—	55	211
Allied Assurance Columbia, South Carolina	09/22/03	95	5,534	(6)	—	—	173
American Pensions, Inc. Mount Pleasant, South Carolina	04/30/03	348	159,839		—	1,050	3,237

(1)	Book value at the acquisition date.

(2)	Carrying amount (identifiable intangible assets are not reported net of accumulated amortization) at December 31, 2005.

(3)	TSFG agreed to issue annual earn-out shares for each of May 31, 2006, 2007, 2008 and 2009, based on targeted earnings achievement. The shares would have a maximum total value of approximately $1.9 million.

(4)	TSFG agreed to issue earn-out shares on May 17, 2010 based on earnings achievement. The base earn-out shares would have a total value of $3 million for achievement of the minimum performance target, with potential additional earn-out shares based on achievement of higher performance levels.

(5)	TSFG agreed to issue annual earn-out shares, valued at the time of issuance at $66,906, for each of April 12, 2006, 2007, and 2008, based on revenue retention and earnings achievement.

(6)	TSFG agreed to issue annual earn-out shares, valued at the time of issuance at approximately $45,000, for each of August 31, 2006 and 2007, based on revenue retention.
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

     Pending Acquisition
          TSFG had no pending acquisitions as of December 31, 2005.
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
          On June 28, 2004, TSFG completed the sale of substantially all of the assets and all liabilities of Community National Bank headquartered in Pulaski, Virginia. TSFG acquired Community National Bank in connection with its October 2003 acquisition of MountainBank Financial Corporation (“MBFC”), and it was outside TSFG’s targeted geographic market. In connection with this disposition, TSFG sold $40.4 million in loans and $60.0 million in deposits, and recorded reductions of goodwill totaling $6.6 million and core deposit intangibles totaling $864,000. This transaction resulted in no book gain or loss. Since Community National Bank was immaterial to TSFG’s financial statements, presentation as a discontinued operation was not warranted. For the period from January 1, 2004 to June 28, 2004, Community National Bank’s net income totaled $91,000.
Balance Sheet Review
     Loans
          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At December 31, 2005, outstanding loans totaled $9.5 billion, which equaled 103% of total deposits and 66% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida. At December 31, 2005, approximately 7% of the portfolio is unsecured.
          Loans held for investment increased $1.3 billion, or 16.4%, to $9.4 billion at December 31, 2005 from $8.1 billion at December 31, 2004. This increase included $311.6 million in net acquired loans held for investment from the acquisition of Pointe. Excluding net acquired loans held for investment of $311.6 million, organic loan growth for 2005 was 12.6% (based on period-end balances). Organic loan growth was concentrated primarily in commercial loans.
          As part of its portfolio and balance sheet management strategies to reduce exposure to areas of perceived higher risk, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.
          TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale increased $15.9 million to $37.2 million at December 31, 2005 from $21.3 million at December 31, 2004, primarily related to higher mortgage originations.

          Table 2 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.
Table 2
Loan Portfolio Composition
(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$1,936,963	$1,584,198	$1,358,409	$913,368	$742,218
Real estate — construction (1)	1,497,605	1,007,061	619,124	570,265	532,037
Real estate — residential mortgages (1-4 family)	1,493,317	1,278,310	940,744	643,941	551,119
Commercial secured by real estate (1)	3,441,576	3,109,242	2,146,650	1,765,103	1,400,466
Consumer	1,069,934	1,128,946	667,278	541,210	503,901
Lease financing receivables	—	—	—	124	509

Loans held for investment	$9,439,395	$8,107,757	$5,732,205	$4,434,011	$3,730,250

Percentage of Loans Held for Investment
Commercial, financial and agricultural	20.5%	19.5%	23.7%	20.6%	19.9%
Real estate — construction (1)	15.9	12.4	10.8	12.9	14.3
Real estate — residential mortgages (1-4 family)	15.8	15.8	16.4	14.5	14.8
Commercial secured by real estate (1)	36.5	38.4	37.5	39.8	37.5
Consumer	11.3	13.9	11.6	12.2	13.5
Lease financing receivables	—	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

Table 3
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Commercial Loans
Commercial and industrial	$2,323,461	$2,077,646	$1,591,157	$1,178,955	$1,055,747
Owner — occupied real estate (1)	801,953	825,582	634,604	733,819	627,412
Commercial real estate	3,933,927	3,246,729	2,071,242	1,420,252	1,085,750

	7,059,341	6,149,957	4,297,003	3,333,026	2,768,909

Consumer Loans
Indirect — sales finance	916,318	790,372	586,325	420,294	340,484
Direct retail	568,588	466,484	306,476	273,419	302,992
Home equity	564,865	535,988	384,037	243,648	151,570

	2,049,771	1,792,844	1,276,838	937,361	795,046

Mortgage Loans	330,283	164,956	158,364	163,624	166,295

Total loans held for investment	$9,439,395	$8,107,757	$5,732,205	$4,434,011	$3,730,250

Percentage of Loans Held for Investment
Commercial and industrial	24.6%	25.6%	27.8%	26.6%	28.3%
Owner — occupied real estate (1)	8.5	10.3	11.1	16.6	16.8
Commercial real estate	41.7	40.0	36.0	32.0	29.1
Consumer	21.7	22.1	22.3	21.1	21.3
Mortgage	3.5	2.0	2.8	3.7	4.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	In Table 2, these loans are included in the “Real estate-construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.
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
          Indirect — sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two to six years.
          Direct retail consumer loans are loans to individuals to finance personal, family, or household needs. Typical loans are loans to finance auto purchases, home repairs and additions, and home purchases. TSFG employees located in the subsidiary bank branches originate substantially all of these loans.

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
          The portfolio’s most significant concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. By product type, commercial construction and development loans represent the largest component of commercial real estate loans, and represent 35.9% of the total commercial real estate loans at December 31, 2005, up from 29.7% at December 31, 2004. The risk attributable to the concentration in commercial real estate loans is managed by focusing our lending on markets we are familiar with and on borrowers who have proven track records and who we believe possess the financial means to weather adverse market conditions. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.
          In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio. Table 4 sorts the commercial real estate portfolio by geography and property type.

Table 4
Commercial Real Estate Loans
(dollars in thousands)

	December 31, 2005		December 31, 2004
		% of		% of
	Balance	Total	Balance	Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$736,269	18.7%	$545,533	16.8%
Tampa Bay Florida	463,842	11.8	330,130	10.2
Upstate South Carolina (Greenville)	384,699	9.8	358,693	11.0
North Coastal South Carolina (Myrtle Beach)	371,221	9.4	376,494	11.6
Midlands South Carolina (Columbia)	356,766	9.1	291,139	9.0
Northeast Florida (Jacksonville)	319,482	8.1	244,989	7.5
North Central Florida	307,044	7.8	256,642	7.9
Central Florida (Orlando)	273,470	6.9	245,398	7.6
South Coastal South Carolina (Charleston)	249,808	6.4	264,178	8.1
South Florida (Ft. Lauderdale)	219,240	5.6	102,969	3.2
Greater South Charlotte South Carolina (Rock Hill)	124,960	3.2	110,965	3.4
Marion, Florida	127,126	3.2	91,349	2.8
Other (1)	—	—	28,250	0.9

Total commercial real estate loans	$3,933,927	100.0%	$3,246,729	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$1,413,956	35.9%	$965,838	29.7%
Mixed use	436,055	11.1	313,612	9.7
1-4 family residential investment property	330,760	8.4	328,558	10.1
Residential construction	280,541	7.1	152,988	4.7
Undeveloped land	271,922	6.9	301,165	9.3
Retail	260,990	6.6	266,584	8.2
Multi-family residential	218,591	5.6	171,929	5.3
Hotel/motel	184,351	4.7	242,525	7.5
Other (1)	536,761	13.7	503,530	15.5

Total commercial real estate loans	$3,933,927	100.0%	$3,246,729	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.

Note: At December 31, 2005 and 2004, average loan size for commercial real estate loans totaled $415,000 and $370,000, respectively.

          Table 5 presents maturities of certain loan classifications based on collateral type at December 31, 2005. The table also provides the breakdown between those loans with a predetermined interest rate and those loans with a floating interest rate.
Table 5
Selected Loan Maturity and Interest Sensitivity
(dollars in thousands)

		Over One But	Over
	One Year	Less Than	Five
	or Less	Five Years	Years	Total
Commercial secured by real estate	$198,520	$1,744,729	$1,498,327	$3,441,576
Commercial, financial and agricultural	502,026	987,123	447,814	1,936,963
Real estate—construction	267,642	1,031,993	197,970	1,497,605
Total of loans with:
Floating interest rates (1)	886,729	2,734,394	1,363,254	4,984,377
Predetermined interest rates	81,459	1,029,451	780,857	1,891,767

(1)	TSFG has entered into swaps to hedge the forecasted interest income from certain prime-based commercial loans.
          Table 6 summarizes TSFG’s loan relationships, including unused loan commitments, which are greater than $10 million.
Table 6
Loan Relationships Greater than $10 Million

			Outstanding Principal Balance
				Percentage of
	Number	Total		Loans Held
	of Borrowers	Commitment	Amount	for Investment
December 31, 2005	157	$2.6 billion	$1.6 billion	16.4%
December 31, 2004	90	1.5 billion	0.9 billion	11.3
          Portfolio risk is also managed by maintaining a house lending limit at a level significantly lower than the legal lending limit of both Carolina First Bank and Mercantile Bank, and by requiring Board of Director approval to exceed it. At December 31, 2005, TSFG’s house lending limit was $35 million, and two credit relationships totaling $86.8 million were in excess of the limit. The 20 largest credit relationships have an aggregate outstanding principal balance of $232.6 million, or 2.5% of total loans held for investment, at December 31, 2005, down from 3.1% of total loans held for investment at December 31, 2004.
          TSFG participates in “shared national credits” (multi-bank credit facilities of $20 million or more), primarily to borrowers who are headquartered or conduct business in or near our markets. At December 31, 2005, the loan portfolio included commitments totaling $646.0 million in shared national credits. Outstanding borrowings under these commitments totaled $222.7 million.
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

          Table 7 presents a summary of TSFG’s credit quality indicators.
Table 7
Credit Quality Indicators
(dollars in thousands)

	December 31,
	2005		2004		2003		2002		2001
Loans held for investment	$9,439,395		$8,107,757		$5,732,205		$4,434,011		$3,730,250
Allowance for loan losses	107,767		96,434		72,811		69,625		44,090
Allowance for credit losses (1)	109,350		96,918		73,287		70,275		44,587

Nonaccrual loans — commercial (2)	$25,145		$38,015		$47,137		$61,206		$35,245
Nonaccrual loans — consumer	3,417		2,312		2,686		2,384		3,643
Nonaccrual loans — mortgage (3)	4,693		4,755		—		—		—
Restructured loans still accruing interest	—		—		—		—		—

Total nonperforming loans	33,255		45,082		49,823		63,590		38,888
Foreclosed property (other real estate owned and personal property repossessions) (4)	10,722		10,894		10,951		10,596		4,969

Total nonperforming assets	43,977		55,976		60,774		74,186		43,857

Loans past due 90 days or more (mortgage and consumer with interest accruing) (3)	$4,548		$3,764		$3,960		$5,414		$10,482

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	0.47%		0.69%		1.06%		1.67%		1.17%

Allowance for loan losses to nonperforming loans	3.24	x	2.14	x	1.46	x	1.09	x	1.13	x

(1)	As of December 31, 2005, the reserve for unfunded lending commitments has been reclassified from the allowance for loan losses to other liabilities. The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments. The provision for credit losses is the sum of the provision for loan losses and the provision for unfunded lending commitments. Amounts presented for prior periods have been reclassified to conform to the 2005 presentation.

(2)	At December 31, 2005 and 2004, nonaccrual loans – commercial included $1.9 million and $4.7 million, respectively, in restructured loans.

(3)	Effective September 30, 2004, TSFG began placing residential mortgage loans in nonaccrual status when they become 150-days delinquent. Previously, these loans were not placed in nonaccrual status (unless impairment was evident), but any associated accrued interest was reserved.

(4)	At December 31, 2005, personal property repossessions totaled $850,000 and were included in nonperforming assets. Personal property repossessions totaled $652,000, $1.0 million, $1.3 million, and $2.7 million at December 31, 2004, 2003, 2002, and 2001, respectively, and were excluded from nonperforming assets.
          TSFG’s nonperforming assets as a percentage of loans held for investment and foreclosed property has improved each year since December 31, 2002 partially due to the resolution of certain identified problem loans purchased from Rock Hill Bank & Trust (the “Rock Hill Workout Loans”) in October 2002. A substantial majority of the Rock Hill Workout Loans have been resolved so that TSFG’s credit quality measures are approaching more normalized levels. At December 31, 2005, the Rock Hill Workout Loans totaled $8.3 million, with nonperforming assets of $3.2 million and an allowance for loan losses of $723,000.
          Net loan charge-offs as a percentage of average loans held for investment decreased to 0.36% for 2005 from 0.46% for 2004, primarily due to lower consumer charge-offs.
     Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
          The allowance for loan losses represents management’s estimate of probable incurred losses inherent in the lending portfolio. The adequacy of the allowance for loan losses (the “Allowance”) is analyzed quarterly. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable incurred losses in the portfolio as of the balance sheet date presented. The methodology employed for this analysis is as follows.
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
          The Allowance is then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss range for each category. The unallocated component is the sum of the amounts by which final loss estimates exceed the lower end estimates for each category. The unallocated component of the Allowance represents probable incurred losses in the portfolio based on our analysis that are not fully captured in the allocated component. Allocation of the Allowance to respective loan portfolio components is not necessarily indicative of future losses or future allocations. The entire Allowance is available to absorb incurred losses in the loan portfolio.
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
          The Allowance declined as a percentage of loans held for investment to 1.14% at December 31, 2005 from 1.19% at December 31, 2004. This decline was primarily due to a decrease in nonaccrual and impaired loans, and the related specific allowance. The allowance coverage increased to 3.24 times nonperforming loans at December 31, 2005 from 2.14 times at December 31, 2004. See “Credit Quality.”
          Table 8, which summarizes the changes in the Allowance, and Table 9, which reflects the allocation of the Allowance at the end of each year, provides additional information with respect to the activity in the Allowance.

Table 8
Summary of Loan Loss Experience
(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Allowance for loan losses, beginning of year	$96,434	$72,811	$69,625	$44,090	$42,939
Purchase accounting adjustments	3,741	20,682	12,690	22,973	—
Allowance adjustment for loans sold	—	(506)	—	(12)	(230)
Charge-offs:
Commercial, financial and agricultural	23,188	20,882	18,474	6,680	8,346
Real estate—construction	1,329	2,513	3,049	3,206	1,885
Secured by real estate	8,751	6,822	5,444	5,509	3,896
Consumer	5,946	6,786	7,657	8,161	9,027
Credit cards	—	—	—	—	—

Total loans charged-off	39,214	37,003	34,624	23,556	23,154

Recoveries:
Commercial, financial and agricultural	4,651	2,762	1,997	1,970	1,553
Real estate—construction	548	719	109	444	195
Secured by real estate	1,313	984	1,399	255	164
Consumer	801	1,006	860	1,348	990
Credit cards	—	—	—	—	—

Total loans recovered	7,313	5,471	4,365	4,017	2,902
Net charge-offs	31,901	31,532	30,259	19,539	20,252
Additions through provision expense	39,493	34,979	20,755	22,113	21,633

Allowance for loan losses, end of year	$107,767	$96,434	$72,811	$69,625	$44,090

Average loans held for investment	$8,848,279	$6,909,545	$4,864,168	$3,969,786	$3,759,786
Loans held for investment (period end)	9,439,395	8,107,757	5,732,205	4,434,011	3,730,250
Net charge-offs as a percentage of average loans held for investment	0.36%	0.46%	0.62%	0.49%	0.54%

Allowance for loan losses as a percentage of loans held for investment	1.14	1.19	1.27	1.57	1.18

Table 9
Composition of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Commercial, financial and agricultural	$23,658	$20,077	$16,568	$15,831	$8,784
Real estate — construction	16,640	12,763	7,551	9,883	6,292
Real estate — residential mortgages (1-4 family)	3,965	2,092	804	796	731
Commercial secured by real estate	43,387	39,404	26,182	30,589	16,562
Consumer	14,525	17,325	18,162	11,166	9,804
Unallocated	5,592	4,773	3,544	1,360	1,917

Total	$107,767	$96,434	$72,811	$69,625	$44,090

Note: See Table 2 for composition of loan portfolio.
          In addition to the allowance for loan losses, TSFG also estimates probable losses related to binding unfunded lending commitments. The methodology to determine such losses is inherently similar to the methodology utilized in calculating the allowance for commercial loans, adjusted for factors specific to binding commitments, including the probability of funding. The reserve for unfunded lending commitments is included in other liabilities on the balance sheet. Changes to the reserve for unfunded lending commitments are made by changes to the provision for credit losses.

     Securities
          TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from the investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits, securities sold under repurchase agreements, and Federal Home Loan Bank borrowings. In addition, TSFG has engaged in, and expects to continue to engage in, hedging activities designed to reduce interest rate risk associated with the investment securities and other balance sheet items. Table 10 shows the carrying values of the investment securities portfolio at the end of each of the last five years.
Table 10
Investment Securities Portfolio Composition
(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Trading Account (at fair value)
U.S. Treasury	$22	$—	$—	$5	$—
U.S. Government agencies	137	—	460	345	1,142
State and municipal	1,243	—	20	—	435

	1,402	—	480	350	1,577

Securities Available for Sale (at fair value)
U.S. Treasury	182,468	234,538	246,659	254,121	503,191
U.S. Government agencies	656,442	930,046	866,968	833,900	106,983
Mortgage-backed securities	1,688,862	2,502,440	2,375,557	1,193,080	817,237
State and municipal	373,892	272,535	127,181	56,402	12,092
Other investments:
Corporate bonds	112,246	141,970	148,517	77,707	69,127
Federal Home Loan Bank (“FHLB”) stock	67,553	72,733	50,411	42,990	23,690
Federal National Mortgage Association preferred stock	—	50,062	54,678	—	—
Community bank stocks	10,067	14,899	23,487	16,802	13,059
Federal Home Loan Mortgage Corporation preferred stock	—	11,990	12,130	—	—
Netbank, Inc. common stock	—	122	4,778	7,018	12,314
Other equity investments	4,037	3,508	5,628	6,924	3,293

	3,095,567	4,234,843	3,915,994	2,488,944	1,560,986

Securities Held to Maturity (at amortized cost)
State and municipal	62,548	75,145	90,745	82,789	80,729
Other investments	100	100	352	103	103

	62,648	75,245	91,097	82,892	80,832

Total	$3,159,617	$4,310,088	$4,007,571	$2,572,186	$1,643,395

          Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on available for sale securities averaged $4.4 billion in 2005, 5.5% above the average for 2004 of $4.2 billion. During the first quarter of 2005, additional securities of approximately $525 million were purchased, funded with additional leverage from wholesale borrowings. During the remaining three quarters of 2005, TSFG reduced its securities by approximately $1.7 billion in an effort to lower its interest rate risk in a rising rate and flattening yield curve environment and to reduce its reliance on wholesale borrowings. At December 31, 2005, TSFG had a securities-to-total asset ratio of 22%, down from 31% at December 31, 2004.
          The average tax-equivalent portfolio yield increased in 2005 to 4.35% from 4.08% in 2004. The securities yield increased primarily due to a $8.5 million decrease in mortgage-backed securities (“MBS”) premium amortization for 2005 compared to 2004.
          TSFG strives to keep the duration of its securities portfolio relatively short to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off borrowings, to fund loan growth, or to reinvest in securities at then current market rates.
          The expected duration of the debt securities portfolio increased to approximately 3.8 years at December 31, 2005 from approximately 3.2 years at December 31, 2004. The increase was due to the impact of rising interest rates. If interest rates continue to rise, the duration of the debt securities portfolio may extend.
          The available for sale portfolio constituted 98.0% of total securities at December 31, 2005. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. Nearly all of these securities are rated AAA so the credit risk is minimal. Approximately 72% of MBS are collateralized mortgage obligations (“CMOs”) with a total expected duration of 4.9 years. TSFG manages the MBS portfolio to maintain a short duration and repricing horizon. At December 31, 2005, approximately 20% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from three to ten years. Many of these adjustable rate MBS are still in the fixed rate period, and are therefore anticipated to behave more like a fixed rate instrument over the next twelve months or more.
          Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease. Decreasing prepayment activity extends the premium amortization period, thereby improving yields.
          The net unrealized loss on available for sale securities (pre-tax) totaled $73.6 million at December 31, 2005, compared with a $29.5 million loss at December 31, 2004. This increase in unrealized loss was primarily due to increases in interest rates, with the most significant increase in unrealized loss relating to MBS, which increased $28.6 million. If interest rates continue to increase, TSFG expects its net unrealized loss on available for sale securities as a percentage of the portfolio to increase. See Item 1, Note 9 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.
          Table 11 shows the contractual maturity schedule for securities held to maturity and securities available for sale at December 31, 2005. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table also reflects the weighted average yield of the investment securities.

Table 11
Investment Securities Maturity Schedule
(dollars in thousands)
Available for Sale — Fair Value

		After One	After Five		No
	Within	But Within	But Within	After	Contractual
	One Year	Five Years	Ten Years	Ten Years	Maturity (1)	Total
U.S. Treasury	$15,100	$143,137	$24,231	$—	$—	$182,468
U.S. Government agencies	—	37,673	372,875	245,894	—	656,442
Mortgage-backed securities	1,080	572,723	489,154	625,905	—	1,688,862
State and municipal	37,007	154,531	172,596	9,758	—	373,892
Other investments	1,925	52,204	58,633	—	81,141	193,903

	$55,112	$960,268	$1,117,489	$881,557	$81,141	$3,095,567

Weighted Average Yield
U.S. Treasury	3.10%	4.12%	3.81%	—%	—%	4.00%
U.S. Government agencies	—	4.60	5.27	5.60	—	5.35
Mortgage-backed securities	4.73	4.72	4.69	4.46	—	4.61
State and municipal	1.89	2.60	3.43	4.35	—	2.96
Other investments	2.81	4.11	5.53	—	n/a	4.74

	2.31%	4.26%	4.71%	4.77%	—%	4.54%

Held to Maturity — Amortized Cost
State and municipal	$9,095	$37,746	$14,963	$744	$—	$62,548
Other investments	—	50	50	—	—	100

	$9,095	$37,796	$15,013	$744	$—	$62,648

Weighted Average Yield
State and municipal	3.11%	3.58%	3.67%	3.38%	—%	3.53%
Other investments	—	4.50	6.45	—	—	5.48

	3.11%	3.58%	3.68%	3.38%	—%	3.53%

(1)	These securities have no contractual maturity or yield and accordingly are excluded from the “Other Investments” yield calculation, as well as the overall “Available for Sale” yield calculation.
          Community Bank Stocks. At December 31, 2005, TSFG had equity investments in nine community banks located in the Southeast with a cost basis of $8.1 million and a market value of $10.1 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. TSFG made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks are included in securities available for sale.
     Intangible Assets
          Intangible assets totaled $691.8 million at December 31, 2005, up from $611.5 million at December 31, 2004, principally due to the Pointe acquisition. See Item 1, Notes 14 and 15 to the Consolidated Financial Statements for the types and balances of intangible assets.
     Derivative Financial Instruments
          Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified on-balance sheet risks and also to provide risk-

management products to customers. TSFG has derivatives that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), trading derivatives, derivatives that do not qualify for hedge accounting under SFAS 133 but otherwise achieve economic hedging goals (“economic hedges”), and customer hedging programs. Table 12 shows the fair value of TSFG’s derivative assets and liabilities and their related notional amounts. TSFG’s trading derivatives, economic hedges, and customer hedging programs are included in Other Derivatives in Table 12.
Table 12
Summary of Derivative Assets and Liabilities
(dollars in thousands)

	December 31, 2005			December 31, 2004
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$1,785	$—	$278,500	$—	$—	$—
Interest rate swaps associated with lending activities	422	1,515	435,000	—	—	—

Fair Value Hedges
Interest rate swaps associated with deposit taking activities	48	29,315	1,111,170	364	5,737	154,721

Other Derivatives
Future contracts	—	—	—	6	—	20,000
Forward foreign currency contracts	482	482	31,715	5,465	5,465	112,519
Options, interest rate swaps and other	3,988	11,656	221,453	7,606	27,141	1,259,455

	$6,725	$42,968	$2,077,838	$13,441	$38,343	$1,546,695

          Customer Hedging Programs. TSFG offers programs that permit its customers to hedge various risks, including fluctuations in interest rates and foreign exchange rates. Through these programs, derivative contracts are executed between the customers and TSFG. Offsetting contracts are executed between TSFG and selected third parties to hedge the risk created through the customer contracts. The third party interest rate contracts are identical to the customer contracts, except for a fixed pricing spread or a fee paid to TSFG as compensation for administrative costs, credit risk and profit. As a result, the change in fair value of the customer contracts will generally be offset by the change in fair value of the related third-party contracts. These customer contracts generally take the form of interest rate swaps to hedge fixed rate loans made by TSFG to the customer and foreign exchange forward contracts to manage currency risk associated with non-dollar denominated transactions.
          All derivative contracts associated with these programs are carried at fair value and are not considered hedges under SFAS 133. At December 31, 2005, the largest fair value adjustment to any single customer or counterparty totaled $56,000.
          Fair Value Hedges. TSFG enters into interest rate swaps to effectively convert its fixed rate brokered CDs to floating rates. The interest rate swaps are structured such that the notional amount, termination date, fixed rate and other relevant terms match those of the brokered CD it is hedging. As a result of not having the proper hedge documentation in place upon inception of the hedging relationship, TSFG was not able to apply hedge accounting under SFAS 133 in prior periods. As a result, the derivative instrument’s gain or loss has been included in noninterest income in derivative gains or losses, with no offsetting fair value adjustment for the hedged item for the first nine months of 2005 and prior periods. These interest rate swaps were redesignated using the “long-haul” method and qualified as fair value hedges under SFAS 133 beginning in October 2005. The fair value adjustment recorded for the year ended December 31, 2005 and 2004 was a loss of $9.3 million and a gain of $3.7 million, respectively. TSFG received net cash settlements on its brokered CD swaps of $10.9 million and $25.0 million (included in noninterest income in derivative gains (losses)) for the year ended December 31, 2005 and 2004, respectively, related to these interest rate swaps. Amortization of the prepaid fees on the brokered CDs included in interest expense was $3.4 million and $3.3 million for the year ended December 31, 2005 and 2004, respectively.
          TSFG has entered into interest rate swaps relating to certain indexed CD products, including equity-linked CDs and inflation-indexed CDs. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method.

          TSFG enters into receive-fixed interest rate swaps to hedge certain fixed rate Federal Home Loan Bank borrowings. The interest rate swaps are intended to be fair value hedges of the benchmark interest rate risk inherent in these liabilities. As a result of not having the proper hedge documentation in place upon inception of the hedging relationship for these interest rate swaps, TSFG was not able to apply hedge accounting under SFAS 133. As a result, the related derivative instrument’s gain or loss has been included in noninterest income in derivative gains or losses, with no offsetting fair value adjustment for the hedged item. The fair value adjustment recorded for the year ended December 31, 2005 and 2004 was a loss of $5.5 million and $1.2 million, respectively. For the year ended December 31, 2005 and 2004, TSFG paid net cash settlements of $547,000 and received net cash settlements of $2.6 million, respectively, related to these interest rate swaps (included in noninterest income). These interest rate swaps were terminated in November 2005.
          Cash Flow Hedges. TSFG uses interest rate swaps to hedge the repricing characteristics of certain floating rate assets and liabilities. The initial assessment of expected hedge effectiveness and the ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in the benchmark interest rate. TSFG entered into pay-fixed interest rate swaps to convert a portion of its variable rate structured repurchase agreement portfolio and FHLB advances to fixed rates in 2005. In addition, during the third quarter 2005, TSFG entered into receive-fixed interest rate swaps to hedge the forecasted interest income from prime-based commercial loans through 2008 and expects to enter into additional interest rate swaps on its prime-based commercial loans. There were no significant cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the year ended December 31, 2005.
          TSFG entered into pay-fixed interest rate swaps to convert certain of its subordinated notes associated with trust preferred securities to fixed rates. As a result of not having the proper hedge documentation in place upon inception of the hedging relationship for these interest rate swaps, TSFG was not able to apply hedge accounting under SFAS 133. As a result, the derivative instrument’s gain or loss has been included in noninterest income in derivative gains or losses. The fair value adjustment recorded for the year ended December 31, 2005 and 2004 was a gain of $1.5 million and a gain of $66,000, respectively. TSFG paid net cash settlements of $18,000 and received net cash settlements of $9,000 for the year ended December 31, 2005 and 2004, respectively, related to these interest rate swaps (included in noninterest income). TSFG terminated the interest rate swaps hedging the subordinated debt in November 2005.
          Trading. From time to time, TSFG enters into derivative financial contracts that are not designed to hedge specific transactions or identified assets or liabilities and therefore do not qualify for hedge accounting, but are rather part of the Company’s overall risk management strategy. Such contracts include interest rate futures, option contracts on certain U.S. agency debt securities, and certain other interest rate swaps which are not designated as hedges. The futures contracts are exchange-traded, while the option contracts are over-the-counter instruments with money center and super-regional financial institution counterparties. These contracts are marked to market through earnings each period and are generally short-term in nature. At December 31, 2005 there were no such contracts outstanding. For the year ended December 31, 2005, TSFG recognized a gain of $371,000 relating to these activities, compared to a gain of $3.1 million for the year ended December 31, 2004.
          Mortgage Loan Commitments and Forward Sales Commitments. As part of its mortgage lending activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans (“rate locks’) and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. During the third quarter 2005, TSFG expanded its strategy to include selling mortgage loans on a pooled basis in addition to individual loan sales. As a result, the amount of time between origination date and sale date has increased, which has increased the amount of interest rate risk associated with these loans. At December 31, 2005, the fair value of the rate locks was a liability of $50,000.
          The Company enters into forward sales commitments of closed mortgage loans to third parties at a specified price. The forward sales commitments are entered into to economically hedge the change in fair value of the underlying mortgage loans. The change in the value of the forward sales commitments is recognized through current period earnings. The loans are accounted for on the basis of the lower of cost or market guidelines. Fair value hedging gains or losses related to the forward sales commitments were not material for the year ended December 31, 2005. The fair value of forward sales commitments was an asset of $11,000 and a liability of $86,000 at December 31, 2005.
          Credit Risk of Derivative Financial Instruments. Entering into derivative financial contracts creates credit risk for potential amounts contractually due to TSFG from the derivative counterparties. Derivative credit risk is generally measured as the net replacement cost to TSFG in the event that a counterparty to a contract in a gain position to TSFG completely fails to perform under the terms of the contract. Derivative credit risk related to existing bank customers (in the case of “customer loan swaps” and foreign exchange contracts) is monitored through existing credit policies and procedures. The effects of changes in interest rates or foreign exchange rates are evaluated across a range of possible options to limit the maximum exposures to individual customers. Customer loan swaps are generally cross-collateralized with the related loan. In addition, customers may also be required to provide margin collateral to further limit TSFG’s derivative credit risk.
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
     Deposits
          Deposits remain TSFG’s primary source of funds for loans and investments. Average deposits provided funding for 64.9% of average earning assets in 2005 and 62.1% in 2004. Carolina First Bank and Mercantile Bank face strong competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as brokered CDs, FHLB advances, short-term borrowings, and long-term structured repurchase agreements to fund a portion of loan demand and, if appropriate, any increases in investment securities.
          Table 13 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 13
Types of Deposits
(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Noninterest-bearing demand deposits	$1,512,508	$1,237,877	$882,129	$743,174	$524,437
Interest-bearing checking	1,109,297	816,933	699,956	679,747	618,236
Money market accounts	2,290,134	2,704,287	2,237,299	1,017,095	758,243
Savings accounts	187,101	192,769	159,013	156,204	112,227

Total transaction accounts	5,099,040	4,951,866	3,978,397	2,596,220	2,013,143
Time deposits under $100,000	1,401,469	836,386	794,802	863,506	904,295
Time deposits of $100,000 or more	1,395,247	665,820	557,588	587,913	545,531

Customer deposits (1)	7,895,756	6,454,072	5,330,787	4,047,639	3,462,969
Brokered deposits	1,338,681	1,216,872	701,451	538,288	141,695

Total deposits	$9,234,437	$7,670,944	$6,032,238	$4,585,927	$3,604,664

Percentage of Deposits
Noninterest-bearing demand deposits	16.4%	16.1%	14.6%	16.2%	14.6%
Interest-bearing checking	12.0	10.6	11.6	14.8	17.2
Money market accounts	24.8	35.3	37.1	22.2	21.0
Savings accounts	2.0	2.5	2.7	3.4	3.1

Total transaction accounts	55.2	64.5	66.0	56.6	55.9
Time deposits under $100,000	15.2	10.9	13.2	18.8	25.1
Time deposits of $100,000 or more	15.1	8.7	9.2	12.8	15.1

Customer deposits (1)	85.5	84.1	88.4	88.2	96.1
Brokered deposits	14.5	15.9	11.6	11.8	3.9

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.
          At December 31, 2005, customer deposits increased $1.4 billion from December 31, 2004. Approximately 23% of this increase was attributable to $328.6 million in net acquired deposits from the acquisition of Pointe. Excluding net acquired deposits, organic growth in customer deposits totaled 17.2%. TSFG’s deposit growth was not concentrated in any particular market.
          TSFG uses brokered deposits as an alternative funding source while continuing its efforts to maintain and grow its local customer deposit base. Although brokered deposits increased during the past year, these balances declined as a percentage of total deposits.
          Table 18 in “Results of Operations — Net Interest Income” details average balances for the deposit portfolio for both 2005 and 2004. Comparing December 31, 2005 and 2004, average interest-bearing transaction accounts (checking, savings, and money market) increased $342.4 million, or 10.0%, and average noninterest-bearing deposits increased $347.0 million, or 33.4%. In 2005, average time deposits, excluding average brokered deposits, increased $680.2 million, or 47.1%, and average brokered deposits increased $362.8 million, or 36.9%.
          As part of its overall funding strategy, TSFG expects to continue its focus on growing customer deposits. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, and deposit campaigns are expected to play an integral part in achieving this longer-term goal. Despite this focus, growth in time deposits outpaced the growth in transaction accounts during 2005, in response to increased customer demand for CDs. However, noninterest-bearing deposit growth increased at a 22.2% rate (based on period-end balances) for 2005, and increased at a 13.0% organic growth rate (which excludes the noninterest-bearing deposits acquired from Pointe). Deposit pricing is very competitive, and we expect this pricing environment to continue.
          Time deposits of $100,000 or more are generally from customers within our local markets and include public deposits. During 2005, time deposits of $100,000 or more increased $729.4 million, or 109.6%, to $1.4 billion. This increase included $143.4 million in public deposits. TSFG utilizes these deposits to provide long-term fixed rate funding for the company at a price that is favorable relative to expected changes in the yield curve.
          Table 14 shows a maturity schedule for time deposits of $100,000 or more at December 31, 2005.
Table 14
Maturity Distribution of Time Deposits of $100,000 or More
(dollars in thousands)

Three months or less	$360,290
Over three through six months	250,750
Over six through twelve months	405,935
Over twelve months	378,272

Total outstanding	$1,395,247

     Borrowed Funds
          Table 15 shows the breakdown of total borrowings by type.
Table 15
Types of Borrowings
(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,421,301	$1,583,495	$834,866	$1,110,840	$1,269,538
FHLB advances	—	—	—	29,600	98,000
Commercial paper	32,933	29,405	36,949	37,609	26,902
Treasury, tax and loan note	20,131	14,111	11,781	14,444	25,060
Lines of credit and other	—	—	7,349	—	—

	1,474,365	1,627,011	890,945	1,192,493	1,419,500

Long-Term Borrowings
Repurchase agreements	821,000	1,665,134	1,494,800	400,000	—
FHLB advances	852,140	1,057,167	989,500	806,920	371,290
Subordinated notes	155,695	155,695	135,075	11,000	37,344
Manditorily redeemable preferred stock of subsidiary	89,800	89,800	89,800	—	—
Employee stock ownership plan note payable	500	800	1,100	1,400	1,675
Note payable	865	900	927	968	985
Purchase accounting premiums, net of amortization	2,151	2,774	497	1,223	—

Total long-term debt	1,922,151	2,972,270	2,711,699	1,221,511	411,294
Debt associated with trust preferred securities	—	—	—	95,500	31,000

Total long-term borrowings	1,922,151	2,972,270	2,711,699	1,317,011	442,294

Total borrowings	3,396,516	4,599,281	3,602,644	2,509,504	1,861,794

Brokered deposits, included in deposits	1,338,681	1,216,872	701,451	538,288	141,695

Total wholesale borrowings	$4,735,197	$5,816,153	$4,304,095	$3,047,792	$2,003,489

Total wholesale borrowings as a percentage of total assets	33.1%	42.2%	40.1%	38.4%	33.2%
          TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In 2005, average borrowings totaled $4.5 billion, compared with $4.0 billion in 2004. This increase was primarily attributable to an increased reliance on short-term borrowings to support earning asset growth, including increases in investment securities. TSFG has and may continue to enter into interest rate swap agreements to hedge interest rate risk related to borrowings.

          Table 16 shows balance and interest rate information on TSFG’s short-term borrowings.
Table 16
Short-Term Borrowings
(dollars in thousands)

	Maximum				Interest
	Outstanding				Rate at
	at any	Average	Average	Ending	Year
Year Ended December 31,	Month End	Balance	Interest Rate	Balance	End
2005
Federal funds purchased and repurchase agreements	$1,724,812	$1,450,488	3.20%	$1,421,301	4.15%
FHLB advances	—	—	—	—	—
Treasury, tax and loan note	183,001	43,002	4.28	20,131	3.06
Commercial paper	35,085	31,045	3.51	32,933	4.42
Line of credit to unaffiliated bank and other	—	—	—	—	—

		$1,524,535	3.24%	$1,474,365	4.13%

2004
Federal funds purchased and repurchase agreements	$1,715,306	$1,275,936	1.37%	$1,583,495	2.14%
FHLB advances	205,000	17,084	0.56	—	—
Treasury, tax and loan note	110,377	17,740	0.43	14,111	1.75
Commercial paper	39,743	38,321	2.86	29,405	2.79
Line of credit to unaffiliated bank and other	7,349	1,249	5.53	—	—

		$1,350,330	1.40%	$1,627,011	2.15%

2003
Federal funds purchased and repurchase agreements	$1,062,102	$886,480	1.14%	$834,866	0.96%
FHLB advances	5,000	2,292	4.25	—	—
Treasury, tax and loan note	18,387	7,155	0.57	11,781	0.57
Commercial paper	39,431	37,880	3.02	36,949	2.81
Line of credit to unaffiliated bank and other	7,350	1,837	3.03	7,349	2.85

		$935,644	1.22%	$890,945	1.05%

          Federal funds purchased and repurchase agreements are used to satisfy daily funding needs. The increases in both the short-term and long-term balances are primarily to support earning asset growth. Balances in these accounts can fluctuate on a day-to-day basis.
          FHLB advances are a source of funding which TSFG uses depending on the current level of deposits, its ability to raise deposits through market promotions, the Subsidiary Banks’ unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.
          During 2005, TSFG recognized a loss on early extinguishment of debt of $7.1 million, which reflects the costs to terminate certain structured repurchase agreement borrowings totaling $1.5 billion, with interest rates ranging from 2.12% to 3.74%. The losses were offset by a gain related to prepayment discounts on Federal Home Loan Bank advances totaling $345.0 million with fixed interest rates ranging from 1.84% to 3.57%.
          In March 2004, TSFG recorded a loss on early extinguishment of debt totaling $1.4 million for prepayment penalties for repurchase agreement borrowings totaling $185.0 million with interest rates ranging from 1.54% to 2.99%. Due to a change in estimates related to step-up and callable repurchase agreements (including the retired debt), TSFG reversed $900,000 in interest expense accrued at December 31, 2003. In August 2003, TSFG recorded a loss on early extinguishment of debt totaling $2.7 million for prepayment penalties for FHLB advances totaling $40.0 million with a fixed interest rate of 6.27%.

     Capital Resources and Dividends
          Total shareholders’ equity amounted to $1.5 billion, or 10.4% of total assets, compared with $1.4 billion, or 10.1% of total assets, at December 31, 2004. Shareholders’ equity increased during 2005 primarily from the issuance of common stock for the Pointe acquisition, as well as the retention of earnings. Cash dividends paid and the increase in unrealized loss in the available for sale investment portfolio partially offset these increases. TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization, but at this time has no plans to repurchase any significant number of shares.
          TSFG’s unrealized loss on securities, net of tax, which is included in accumulated other comprehensive loss, was $46.4 million as of December 31, 2005 compared with $18.5 million at December 31, 2004. For discussion on the primary reasons for the unrealized decline in the market value of available for sale securities, see “Securities.”
          Book value per share at December 31, 2005 and 2004 was $19.90 and $19.56, respectively. Tangible book value per share at December 31, 2005 and 2004 was $10.64 and $10.98, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.
          TSFG is subject to the risk based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at December 31, 2005. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.
          Regulators are considering various revisions to the existing risk-based capital framework. Under Basel 1a, an Advanced Notice of Proposed Rulemaking, agencies are considering:
•	Increasing the number of risk weight categories to which credit exposures may be assigned;

•	Expanding the use of external credit ratings as an indicator of credit risk for externally-rated exposures;

•	Expanding the range of collateral and guarantors that may qualify a loan for lower risk weights;

•	Using loan-to-value ratios, credit assessments, and other broad measures of credit risk for assigning risk-weights to residential mortgages;

•	Modifying the credit conversion factor for various commitments, including those with original maturity of under one year;

•	Requiring that certain loans 90 days or more past due or in a non-accrual status be assigned a higher risk weight category;

•	Modifying the risk-based capital requirements for certain commercial real estate exposures;

•	Increasing the risk sensitivity of capital requirements for other types of retail, multifamily, small business, and commercial exposures; and

•	Assessing a risk-based capital charge to reflect the risks in securitizations with early amortization provisions that are backed by revolving retail exposures.
          TSFG will continue to monitor these potential changes to the risk-based capital standards and plans to make the necessary changes to enable it to remain well-capitalized.
          Table 17 sets forth various capital ratios for TSFG and its Subsidiary Banks. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At December 31, 2005, trust preferred securities included in tier 1 capital totaled $135.5 million. For further information regarding the regulatory capital of TSFG and its Subsidiary Banks, see Item 8, Note 26 to the Consolidated Financial Statements.

Table 17
Capital Ratios

		Well Capitalized
	December 31, 2005	Requirement
TSFG
Total risk-based capital	10.45%	n/a
Tier 1 risk-based capital	8.86	n/a
Leverage ratio	7.07	n/a

Carolina First Bank
Total risk-based capital	10.74%	10.00%
Tier 1 risk-based capital	8.38	6.00
Leverage ratio	6.26	5.00

Mercantile Bank
Total risk-based capital	10.68%	10.00%
Tier 1 risk-based capital	7.78	6.00
Leverage ratio	6.85	5.00
          On November 10, 2004, TSFG filed a “universal shelf” registration statement registering up to $750.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. No securities have been offered or sold under this shelf registration to date.
          At December 31, 2005, TSFG’s tangible equity to tangible asset ratio was at 5.83%, a decline from 5.93% at December 31, 2004, due to the increase in the unrealized loss on available for sale securities. If interest rates continue to increase, TSFG expects its unrealized loss on available for sale securities to increase, leading to a lower tangible equity to tangible asset ratio. Additionally, TSFG’s acquisitions of Pointe, Koss Olinger, Bowditch, and Lossing lowered TSFG’s tangible equity to tangible asset ratio as a result of the goodwill recorded, as well as the use of cash as partial consideration for these acquisitions.
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
          TSFG, through a real estate investment trust subsidiary, had 898 mandatory redeemable preferred shares outstanding at December 31, 2005 with a stated value of $100,000 per share. At December 31, 2005, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.9 million. Under Federal Reserve Board guidelines, $25.2 million, net of issuance costs, qualified as tier 1 capital, and $62.1 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.
Results of Operations
     Net Interest Income
          Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 18 presents average balance sheets and a net interest income analysis on a tax equivalent basis for each of the years in the three-year period ended December 31, 2005. Table 19 provides additional analysis of the effects of volume and rate on net interest income.

Table 18
Comparative Average Balances — Yields and Costs
(dollars in thousands)

	Years Ended December 31,
	2005			2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans (1)	$8,883,837	$568,222	6.40%	$6,927,336	$376,742	5.44%	$4,915,437	$280,609	5.71%
Investment securities, taxable (2)	4,000,697	173,657	4.34	3,876,099	157,171	4.05	3,334,410	128,060	3.84
Investment securities, nontaxable (2) (3)	387,654	17,297	4.46	282,103	12,446	4.41	136,914	7,661	5.60

Total investment securities	4,388,351	190,954	4.35	4,158,202	169,617	4.08	3,471,324	135,721	3.91
Federal funds sold and interest-bearing bank balances	35,768	1,175	3.29	16,413	229	1.40	38,829	479	1.23

Total earning assets	13,307,956	$760,351	5.71	11,101,951	$546,588	4.92	8,425,590	$416,809	4.95

Non-earning assets	1,445,017			1,106,118			836,067

Total assets	$14,752,973			$12,208,069			$9,261,657

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$942,073	$8,758	0.93	$735,461	$3,641	0.50	$645,836	$3,824	0.59
Savings	191,727	678	0.35	183,403	633	0.35	154,202	674	0.44
Money market	2,640,614	63,069	2.39	2,513,187	41,031	1.63	1,614,190	26,775	1.66
Time deposits, excluding brokered deposits	2,125,474	64,605	3.04	1,445,302	32,619	2.26	1,410,297	36,723	2.60

Total interest-bearing customer deposits (4)	5,899,888	137,110	2.32	4,877,353	77,924	1.60	3,824,525	67,996	1.78
Brokered deposits	1,346,608	59,579	4.42	983,831	46,944	4.77	551,930	28,110	5.09

Total interest-bearing deposits	7,246,496	196,689	2.71	5,861,184	124,868	2.13	4,376,455	96,106	2.20
Borrowings	4,514,098	148,552	3.29	4,034,522	81,523	2.02	3,262,645	67,132	2.06

Total interest-bearing liabilities	11,760,594	$345,241	2.94	9,895,706	$206,391	2.09	7,639,100	$163,238	2.14

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,385,218			1,038,182			767,957
Other noninterest-bearing liabilities	144,036			110,177			101,911

Total liabilities	13,289,848			11,044,065			8,508,968
Minority interest in consolidated subsidiary (5)	—			—			42,898
Shareholders’ equity	1,463,125			1,164,004			709,791

Total liabilities and shareholders’ equity	$14,752,973			$12,208,069			$9,261,657

Net interest income (tax equivalent)		$415,110	3.12%		$340,197	3.06%		$253,571	3.01%
Less: tax-equivalent adjustment (3)		6,054			4,356			2,681

Net interest income		$409,056			$335,841			$250,890

Total cost of customer deposits (6)	7,285,106	137,110	1.88	5,915,535	77,924	1.32	4,592,482	67,996	1.48
Total cost of wholesale borrowings (7)	5,860,706	208,131	3.55	5,018,353	128,467	2.56	3,814,575	95,242	2.50

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.

(5)	The minority interest in consolidated subsidiary pertains to the REIT preferred stock, which qualifies as regulatory capital and pays cumulative dividends. Effective July 1, 2003, in accordance with the adoption of SFAS 150, TSFG reclassified these amounts to long-term debt.

(6)	Customer deposits include total deposits less brokered deposits.

(7)	Wholesale borrowings include borrowings and brokered deposits.

Note: Average balances are derived from daily balances.

Table 19
Rate/Volume Variance Analysis
(dollars in thousands)

	2005 Compared to 2004			2004 Compared to 2003
	Total	Change in	Change in	Total	Change in	Change in
	Change	Volume	Rate	Change	Volume	Rate
Earning assets
Loans	$191,480	$117,945	$73,535	$96,133	$109,980	$(13,847)
Investment securites, taxable	16,486	5,164	11,322	29,111	21,668	7,443
Investment securites, nontaxable	4,851	4,708	143	4,785	6,691	(1,906)
Federal funds sold and interest- bearing bank balances	946	440	506	(250)	(306)	56

Total interest income	213,763	128,257	85,506	129,779	138,033	(8,254)

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	5,117	1,241	3,876	(183)	491	(674)
Savings	45	29	16	(41)	115	(156)
Money market	22,038	2,175	19,863	14,256	14,684	(428)
Time deposits	31,986	18,416	13,570	(4,104)	892	(4,996)

Total interest-bearing customer deposits (1)	59,186	21,861	37,325	9,928	16,182	(6,254)
Brokered deposits	12,635	16,258	(3,623)	18,834	20,712	(1,878)

Total interest-bearing deposits	71,821	38,119	33,702	28,762	36,894	(8,132)
Borrowings	67,029	10,659	56,370	14,391	15,617	(1,226)

Total interest expense	138,850	48,778	90,072	43,153	52,511	(9,358)

Net interest income	$74,913	$79,479	$(4,566)	$86,626	$85,522	$1,104

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.
          Fully tax-equivalent net interest income increased by $74.9 million, or 22.0%, in 2005 compared to 2004. Net interest income increased as a result of the 19.9% growth in average earning assets, principally from organic loan growth and growth from acquisitions. The Pointe acquisition, which closed May 6, 2005, added approximately $312 million in earning assets, all of which were loans, while the CNB and Florida Banks acquisitions, which closed July 16, 2004, added approximately $1.7 billion in earning assets, including $1.5 billion in loans.
          Comparing 2005 to 2004, average loans increased $2.0 billion, or 28.2%, resulting from both internally-generated loans as well as loans that were added from the acquisitions noted in the preceding paragraph. At December 31, 2005, approximately 63% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate.
          Average securities declined as a percentage of average earning assets to 33.0% for 2005, down from 37.5% for 2004. Accordingly, for 2005, interest income from securities represented approximately 25% of TSFG’s total interest income, down from 31% for 2004. During the second quarter 2005, TSFG began repositioning its balance sheet, by reducing investment securities (see “Securities”) and wholesale borrowings. This strategy continued during the third and fourth quarters of 2005. Investment securities at December 31, 2005 totaled $3.2 billion, down from $4.3 billion at December 31, 2004.
          The net interest margin for 2005 was 3.12%, compared with 3.06% for 2004. The net interest margin benefited from a 79 basis point increase in the yield on average earning assets, while the average cost of customer deposits increased by 56 basis points. Growth in average noninterest-bearing deposits, which increased to $1.4 billion at December 31, 2005 from $1.0 billion at December 31, 2004, or an increase of 33.4%, also contributed to the net interest margin increase. This improved spread was partially offset by higher costs on wholesale borrowing, which increased 99 basis points. Due to the level of variable rate wholesale borrowings, the net interest margin is expected to decline over the near term if interest rates continue to increase. TSFG continues to evaluate its balance sheet positioning due to changes in interest rates, pricing competition, and customer preferences.

     The Federal Reserve has increased the federal funds target rate 13 times, by 25 basis points each time, since June 30, 2004, following a three-year period of declining rates. Furthermore, over the past year, short-term rates have increased more quickly than long-term rates, leading to a flattened yield curve.
   Provision for Credit Losses
     The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $40.6 million, $35.0 million, and $20.6 million in 2005, 2004, and 2003, respectively. The higher provision for credit losses was primarily attributable to loan growth.
     Net loan charge-offs were $31.9 million, or 0.36% of average loans held for investment in 2005, compared with $31.5 million, or 0.46% of average loans held for investment in 2004. The allowance for loan losses equaled 1.14% and 1.19% of loans held for investment as of December 31, 2005 and 2004, respectively. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”
  Noninterest Income
     Table 20 shows the components of noninterest income during the three years ended December 31, 2005.
Table 20
Components of Noninterest Income
(dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Service charges on deposit accounts	$42,645	$36,332	$30,856
Debit card income	6,548	4,211	2,370
Customer service fee income	4,049	2,956	2,240

Total customer fee income	53,242	43,499	35,466

Retail investment services	6,902	4,722	5,181
Insurance income	7,447	4,520	3,565
Trust and investment management income	4,819	3,779	3,283
Benefits administration fees	2,693	2,298	1,360

Total wealth management income	21,861	15,319	13,389

Change in fair value of interest rate swaps	(13,278)	2,550	(14,237)
Net cash settlement of interest rate swaps	10,360	27,560	19,486
(Loss) gain on trading and certain other derivative activities	(335)	3,209	1,843

Total (loss) gain on trading and derivative activities	(3,253)	33,319	7,092

Bank-owned life insurance income	11,608	11,215	8,320
Merchant processing income	9,817	8,653	7,214
Mortgage banking income	7,434	6,106	10,481
Impairment of perpetual preferred stock	—	(10,367)	—
(Loss) gain on sale of available for sale securities	(54,978)	6,998	11,080
Gain on equity investments	2,839	4,723	5,376
Gain on disposition of assets and liabilities	—	2,350	601
Other	6,640	3,062	1,720

Total noninterest income	$55,210	$124,877	$100,739

     Total customer fee income rose $9.7 million, or 22.4% in 2005, compared with 2004. Service charges on deposit accounts, the largest contributor to noninterest income, rose $6.3 million, or 17.4% for the same period due to acquisitions, higher nonsufficient funds charges, improved collections, increased numbers of accounts, and higher fees. Average balances for deposit transaction accounts, which impact service charges, increased $689.4 million, or 15.4% for the same period.

     In 2005, wealth management income increased $6.5 million, or 42.7%. Wealth management income includes retail investment services, insurance income, trust and investment management income, and benefit administration fees. The increase in wealth management income was the result of increases throughout each of these categories, driven primarily by acquisitions, increased focus and additions to the sales force. Retail investment services increased $2.2 million, or 46.2%, in 2005 compared with 2004 due in part from hiring two additional brokers (an increase of 9.5%) and in part from the acquisition of a wealth management group. Insurance income increased $2.9 million, or 64.8%, due primarily to the acquisition of several insurance agencies in 2005, as well as efforts to leverage TSFG’s existing customer base. TSFG continues to search for additional potential acquisitions to assist in growing its insurance agency operations. Trust and investment management income increased $1.0 million, or 27.5%, for the same period. At December 31, 2005 and 2004, the market value of assets administered by the trust department totaled $1.9 billion and $1.8 billion, respectively. Benefit administration fees are generated by TSFG’s wholly-owned subsidiary, American Pensions, Inc., which was acquired in April 2003. Additional sales efforts resulted in increased fees for 2005 compared to 2004.
     In 2005, noninterest income included a loss on the sale of securities of $52.1 million as a result of the balance sheet repositioning undertaken in an effort to lower TSFG’s interest rate risk in a rising rate environment and its reliance on wholesale borrowings, compared with a gain on the sale of securities of $11.7 million in 2004. The 2004 gain on sale of securities was offset by $10.4 million impairment recognized on TSFG’s perpetual preferred stock investments in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. TSFG periodically evaluates its available for sale securities portfolio for other-than-temporary impairment. As discussed in Note 9 to the Consolidated Financial Statements, TSFG’s unrealized losses were primarily attributable to increases in interest rates. For additional details, see “Critical Accounting Policies and Estimates – Fair Value of Certain Financial Instruments” and “Securities.”
     Noninterest income also included a loss in fair value of interest rate swaps of $13.3 million in 2005, compared with a gain of $2.6 million in 2004. The net cash receipts for settlement of interest rate swaps declined to $10.4 million in 2005, compared with $27.6 million in 2004 as a result of the increase in interest rates. If interest rates continue to increase, the net cash settlement on the CD swap derivatives will continue to decline, and could result in net cash payments owed. In October 2005, these CD swap derivatives were redesignated under the “long-haul” method and the net cash settlements are included in net interest income (and the net interest margin) rather than in noninterest income. The gain on trading and certain other derivative activities declined to $335,000 in 2005, compared with $3.2 million in 2004. See “Risk Management - Market Risk and Asset/Liability Management — Derivatives and Hedging Activities.”
     Merchant processing income increased $1.2 million, or 13.5%, in 2005 compared with 2004 as a result of increased transactions.
     In 2005, mortgage banking income increased $1.3 million, or 21.7%, compared with 2004. Mortgage loans originated by TSFG originators totaled $827.4 million, $513.1 million, and $689.5 million in 2005, 2004 and 2003, respectively. The increase in mortgage banking income was principally the result of higher loan volume and higher gains on sale to the secondary market. TSFG had 79 originators at December 31, 2005, up from 59 at December 31, 2004.
     Table 21 shows the components of mortgage banking income for the three years ended December 31, 2005
Table 21
Components of Mortgage Banking Income
(dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Origination income and secondary marketing operations	$8,262	$6,833	$12,734
Mortgage servicing loss, net of related amortization and subservicing payments	(828)	(936)	(2,235)
Recovery (impairment) on mortgage servicing rights	—	209	(18)

Total mortgage banking income	$7,434	$6,106	$10,481

     TSFG’s mortgage banking strategy is to sell most of the loans it originates in the secondary market with servicing rights released. However, during 2005 TSFG retained approximately $207.3 million of its mortgage loans in loans held for investment. At December 31, 2005, TSFG’s servicing portfolio had an aggregate principal balance of $118.3 million, down from $155.2 million at December 31, 2004. The servicing portfolio decreased in 2005 due to prepayments and scheduled amortization.

     Fees related to servicing other loans, for which Carolina First Bank owns the rights to service, are offset by the related amortization of mortgage servicing rights. In 2005, TSFG net mortgage servicing loss improved due to lower amortization of mortgage servicing rights as prepayments slowed. Mortgage servicing rights totaled $415,000 and $1.1 million at December 31, 2005 and 2004, respectively.
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
  Noninterest Expenses
     TSFG is expanding in new and existing markets within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services, and technology systems. These factors contributed to TSFG’s increases in noninterest expense, which increased 31.1% in 2005 over 2004. TSFG’s market expansion included the May acquisition of Pointe. Additionally, during 2005, TSFG opened ten de novo branches. Non-banking acquisitions during 2005 included the Koss Olinger group of companies, a wealth management advisory firm operating in North Florida, Bowditch Insurance Corporation, a property and casualty company operating in Jacksonville, Florida, and Lossing Insurance Agency, a property and casualty company operating in Ocala, Florida.
     Table 22 shows the components of noninterest expenses and TSFG’s efficiency ratio, a measure of TSFG’s expenses relative to total revenues.
Table 22
Components of Noninterest Expense
(dollars in thousands)

	2005	2004	2003
Salaries and wages	$117,850	$89,141	$78,243
Employee benefits	34,802	29,269	22,535
Occupancy	27,764	21,878	18,925
Furniture and equipment	23,301	20,938	17,922
Professional services	22,820	14,026	11,157
Advertising and business development	8,627	6,318	4,367
Merchant processing expense	7,943	6,811	5,622
Telecommunications	5,802	4,834	4,815
Amortization of intangibles	8,637	6,043	3,433
Merger-related costs	4,009	7,866	5,127
Employment contract buyouts	10,327	1,080	512
Contribution to foundation	683	—	—
Impairment loss (recovery) from write-down of assets	917	(277)	268
Conservation grant of land	—	3,350	—
Loss on early extinguishment of debt	7,101	1,429	2,699
Other	47,470	37,538	31,545

Total noninterest expenses	$328,053	$250,244	$207,170

     Salaries, wages, and employee benefits rose $34.2 million, or 28.9%, in 2005 after rising 17.5% in 2004. Full-time equivalent employees as of December 31, 2005 increased to 2,607 from 2,308 and 1,918 at December 31, 2004 and 2003, respectively. The increase in personnel expense was primarily attributable to the Pointe acquisition, higher branch and lending incentives, higher incentives and commissions relating to fee based businesses, higher discretionary incentives under TSFG’s short-term plan, pay increases, higher health insurance costs, and additional employees. This increase was partially offset by lower long-term discretionary incentive accruals. The structure of TSFG’s incentive plans may result in increased volatility in personnel expense in future periods.

     Occupancy and furniture and equipment expense increased $8.2 million, or 19.3%, in 2005 primarily from the addition of branch offices from TSFG’s acquisition of Pointe and additional de novo branches. The increase in professional services of $8.8 million, or 62.7%, was partially related to outsourcing costs for various fee initiatives and internal audit projects, as well as the costs associated with the restatement of prior period financial statements and other professional services. The increase in merchant processing expense of $1.1 million, or 16.6%, was in line with the increase in merchant processing income of $1.2 million.
     Advertising and business development increased $2.3 million, or 36.5%, due to direct mail campaigns designed to increase deposits.
     Amortization of intangibles increased $2.6 million in 2005, primarily due to the addition of core deposit intangibles from bank acquisitions, as well as identifiable amortizable intangibles acquired in connection with the insurance agency acquisitions.
     TSFG incurred pre-tax merger-related costs, in connection with TSFG’s acquisitions in 2005, 2004 and 2003. See Item 8, Note 31 to the Consolidated Financial Statements.
     Employment contract buyouts increased by $9.2 million as TSFG terminated contracts with certain existing managers and accrued the related severance payments.
     During 2005, TSFG contributed an equity investment to its charitable foundation and expensed the fair value of the contribution of $683,000. During 2004, TSFG executed a conservation grant of land in North Carolina and expensed the fair value of the contribution of $3.4 million.
     During 2005, TSFG recognized a loss on early extinguishment of debt of $7.1 million, primarily attributable to costs incurred to terminate certain structured repurchase agreement borrowings. In 2004, TSFG recorded a loss on early extinguishment of debt totaling $1.4 million for prepayment penalties for repurchase agreement borrowings. In 2003, TSFG recorded a loss on early extinguishment of debt for prepayment penalties for FHLB advances. See “Borrowed Funds.”
     Other noninterest expenses rose 26.5% in 2005 after an increase of 19.0% in 2004. The overall increase in other noninterest expenses was principally attributable to increases in staff recruitment, travel, debit card expenses, and growth from acquisitions.
  Income Taxes
     The effective income tax rate as a percentage of pretax income was 26.6% in 2005, 31.6% in 2004, and 30.9% in 2003. The blended statutory federal and state income tax rate was approximately 37.0% during all three periods. TSFG anticipates the effective income tax rate to increase to between 34% and 35% for 2006.
     For further information concerning income tax expense, refer to Item 8, Note 19 to the Consolidated Financial Statements.
Fourth Quarter Summary
     In the fourth quarter 2005, TSFG reported a net loss of $16.4 million, or $(0.22) per diluted share compared to net income of $23.4 million, or $0.33 per diluted share for the fourth quarter 2004. During the fourth quarter 2005, TSFG repositioned its balance sheet, realizing losses of $52.5 million on the sale of securities and a loss of $5.1 million on the early extinguishment of debt. Securities were reduced to $3.2 billion at December 31, 2005 from $4.0 billion at September 30, 2005, a reduction of $874.0 million, or 21.7%. Long-term debt was reduced to $1.9 billion at December 31, 2005 from $2.8 billion at September 30, 2005, a reduction of $829.1 million, or 30.1%. This balance sheet repositioning reduced the ratio of securities to assets to 22.1% at December 31, 2005 from 27.0% at September 30, 2005 and the ratio of wholesale borrowings to total assets to 33.1% from 36.7% over the same period.
     Net interest income was $104.9 million and $97.1 million for the quarter ended December 31, 2005 and 2004, respectively. The net interest margin was 3.16% for the fourth quarter of 2005 compared to 3.15% for the fourth quarter of 2004. The total yield on earning assets improved to 6.11% in the fourth quarter 2005 from 5.16% in the fourth quarter 2004. The cost of interest bearing deposits increased to 3.05% in the fourth quarter 2005 from 2.24% in the fourth quarter 2004. The cost of borrowings increased to 3.98% in the fourth quarter 2005 from 2.33% in the fourth quarter 2004.

     TSFG’s provision for credit losses was $10.8 million in both the fourth quarter 2005 and the fourth quarter 2004. The allowance for loan losses as a percentage of loans held for investment decreased to 1.14% at December 31, 2005 from 1.19% at December 31, 2004. Nonperforming loans improved to $33.3 million at December 31, 2005, down from $45.1 million at December 31, 2004. Nonperforming loans as a percentage of loans held for investment improved to 0.35% at December 31, 2005 from 0.56% at December 31, 2004. Net loan charge-offs, annualized, as a percentage of average loans held for investment improved to 0.38% for the fourth quarter 2005 from 0.50% for the fourth quarter 2004.
     During the fourth quarter of 2005, TSFG’s noninterest income was a negative $25.0 million as a result of the $52.5 million loss on sale of securities. For the fourth quarter of 2004, TSFG’s noninterest income totaled $19.1 million, which was net of a $10.4 million other-than-temporary impairment of perpetual preferred stock. Excluding the loss on sale of securities and the impairment on the perpetual preferred stock, TSFG’s noninterest income totaled $27.5 million in the fourth quarter 2005 compared to $27.7 million in the fourth quarter 2004. Total customer fee income improved to $14.5 million for the fourth quarter 2005, up $2.8 million or 23.9%, from $11.7 million for the fourth quarter 2004. The increase in customer fee income was driven by higher service charges on deposit accounts. Total wealth management income improved to $6.7 million for the fourth quarter 2005, up $2.8 million, or 72.0%, from $3.9 million for the fourth quarter 2004. The increase in wealth management income was driven by higher retail investment services and insurance income from the acquisitions completed during 2005. The total gain or loss on trading and derivative activities decreased to a loss of $3.0 million in the fourth quarter 2005 compared to a gain of $4.8 million in the fourth quarter 2004.
     Noninterest expenses increased to $101.0 million for the fourth quarter of 2005 compared to $68.6 million for the fourth quarter of 2004. Salaries, wages and benefits increased to $53.5 million for the fourth quarter of 2005, up from $34.6 million for the fourth quarter of 2004, an increase of $18.8 million, or 54.5%. The increase in personnel costs was partially due to $10.0 million in employment contract buy-outs during the fourth quarter of 2005 compared to $1.0 million in employment contract buyouts in the fourth quarter of 2004. Personnel costs also increased due to expanding the risk management and internal audit departments, completing one bank acquisition and three insurance company acquisitions during 2005 and opening additional branch locations. Occupancy costs increased to $13.4 million in the fourth quarter 2005 compared to $11.5 million in the fourth quarter 2004, an increase of $1.9 million, or 16.3%. The increased occupancy costs were a result of the acquisitions and de novo branch expansions during 2005. Professional services increased to $7.1 million in the fourth quarter 2005 from $3.8 million in the fourth quarter 2004 as a result of outsourcing some of the internal audit procedures, additional costs in connection with the restatement of the financial statements during the fourth quarter 2005 relating to the accounting for derivatives, and other professional services incurred.
     In the fourth quarter of 2005, the effective income tax rate was a benefit of 48.5% as a result of the fourth quarter loss. For the fourth quarter of 2004, the effective income tax rate was 35.4%.
     The above mentioned results for the fourth quarter of 2005 are different from what TSFG reported in its January 19, 2006 earnings release, in which TSFG reported a net loss of $15.8 million, or $(0.21) per diluted share. The difference of $625,000 relates to additional contract buy-out accruals for early retirement benefits under the Supplementary Executive Retirement Plans.
Enterprise Risk Management
     Risk, to varying degrees and in different forms, is present in virtually all business activities of a financial services organization. In certain activities, the bank proactively assumes risk as a means of generating revenue, while in other activities risk arises by virtue of engaging in that activity. The primary goals of risk management are to ensure that (1) the outcomes of risk-taking activities are within TSFG’s risk tolerance, and (2) that there is an appropriate balance between risk and reward to maximize shareholder returns.
     Several key principles guide risk and capital management on an enterprise-wide basis. TSFG’s Enterprise Risk and Capital Management Group utilizes these principles to develop a measurement framework that identifies and reports risks in TSFG’s diverse activities. The Group expects to integrate the framework within the company’s strategy and business planning processes. The active participation of executive and business line management in the risk management process ensures consistency with risk-taking activities and integrity with the risk measurement framework. In varying forms, these principles apply to all business and risk types:

•	Board oversight—The Board approves risk strategies, policies and parameters; and the Board directly, or through the Risk Policy Committee, receives regular updates on the key risks.

•	Decision-making—The Enterprise Risk and Capital Management Group, with help from other functions, designs information processing systems for decision-making to ensure alignment of business objectives, risk tolerance, and resources and to confirm that there is a balance between risk and reward for business line management.

•	Accountability—Business units are responsible for managing risks within their areas, and the Risk Policy Committee allocates capital in line with their risk profiles.

•	Independent review—All significant risk-taking activities are subject to oversight by the Risk Policy Committee, the Enterprise Risk and Capital Management Group, and other units independent of the business lines that generate the risk.

•	Audit review—Internal Audit reports independently to the Audit Committee of the Board on the effectiveness of risk management procedures and on the extent to which internal controls are in place and being followed.
     Management optimizes risks within the policies and parameters approved by the Board of Directors and in accordance with a robust and comprehensive governance structure. Enterprise Risk and Capital Management is responsible for measuring and monitoring all risks within the policies and limits set by the Board of Directors.
     Our Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and charters for Board Committees are accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link.
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
     TSFG has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, TSFG manages its exposure to fluctuations in interest rates through policies established by our Subsidiary Banks Joint Asset/Liability Committee (“ALCO”), reviewed by the Subsidiary Banks’ Joint Investment Committee, and approved by the Subsidiary Banks Board of Directors. The primary goal of the ALCO is to monitor and limit exposure to interest rate risk through implementation of various strategies. These strategies include positioning the balance sheet to minimize fluctuations in income associated with interest rate risk, while maintaining adequate liquidity and capital. As of December 31, 2005, the overall interest rate risk position of TSFG and its Subsidiary Banks fell within risk guidelines established by ALCO.
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
     Interest Sensitivity Analysis. The information presented in Tables 23 and 24 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 23 and 24. These include, but are not limited to, the following:
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
     Table 23 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at December 31, 2005 and 2004 levels, respectively.
Table 23
Net Interest Income at Risk Analysis

	Annualized Hypothetical Percentage Change in
	Net Interest Income
	December 31,
Interest Rate Scenario	2005	2004
2.00% (1)	2.79%	(0.86)%
1.00 (1)	1.55	(0.11)
Flat	—	—
(1.00) (1)	(3.35)	(3.65)
Forward Yield Curve (2)	(2.24)	1.00

(1)	The increase 100 and 200 basis points and decrease 100 basis points interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.

(2)	The forward yield curve represents market expectations for interest rates and does not assume an instantaneous shift in all yield curves.

     Table 24 reflects the sensitivity of the EVE to changes in interest rates. EVE is a measurement of the inherent, long-term economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 24 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at December 31, 2005 and 2004, respectively, compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at December 31, 2005 and 2004 levels, respectively.
Table 24
Economic Value of Equity Risk Analysis

	Annualized Hypothetical Percentage Change in
	Economic Value of Equity
	December 31,
Interest Rate Scenario	2005	2004
2.00% (1)	(6.41)%	0.78%
1.00 (1)	(1.51)	1.18
Flat	—	—
(1.00) (1)	(3.15)	(4.72)

(1)	The increase 100 and 200 basis points and decrease 100 basis points interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.
     Changes from the December 31, 2004 scenario results were due primarily to the reduction in investment securities and wholesale borrowings that occurred during the year and the resulting new balance sheet mix. Another component of the change in sensitivity for December 31, 2005 was the change in the absolute level of interest rate as compared to December 31, 2004. In addition, TSFG continually refines the modeling process through the use of more precise model assumptions. Specific model assumption refinements for the year ended December 31, 2005 include the following:
•	Utilization of institution specific prepayment assumptions on commercial and consumer loans;

•	Utilization of institution specific deposit repricing betas, average lives and premiums;

•	Refinement in the evaluation of call dates on callable instruments; and

•	Improvement in the cash flows for loans with varying payment schedules.
     There are material limitations with TSFG’s models presented in Tables 23 and 24, which include, but are not limited to, the following:
•	they do not project an increase or decrease in net interest income or the fair value of net assets, but rather the risk to net interest income and the fair value of net assets because of changes in interest rates;

•	the flat scenarios are base case and are not indicative of historical results;

•	they present the balance sheet in a static position; however, when assets and liabilities mature or reprice, they do not necessarily keep the same characteristics (i.e., variable or fixed interest rate);

•	the computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results; and

•	the computations do not contemplate any additional actions TSFG could undertake in response to changes in interest rates.
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
     By using derivative instruments, TSFG is exposed to credit and market risk. Derivative credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Derivative credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of a derivative is negative, no credit risk exists since TSFG would owe the counterparty. TSFG minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management. In addition, many derivative contracts include a Credit Support Annex, which can require that securities be pledged to mitigate this credit risk. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates, or implied volatility of rates. TSFG manages the market risk associated with derivative contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our market risk sensitivity analysis.
     In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheets, included in other assets or other liabilities. See Table 12 for the fair value of TSFG’s derivative assets and liabilities and their related notional amounts. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.
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
  Credit Risk
     Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises in many of TSFG’s business activities, most prominently in its lending activities, derivative activities, ownership of debt securities, and when TSFG acts as an intermediary on behalf of its customers and other third parties. TSFG has a risk management system designed to help ensure compliance with its policies and control processes. See “Critical Accounting Policies and Estimates – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” and “Credit Quality.”
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
     TSFG’s regulatory compliance risk is managed by our compliance group. This group works with our business lines regularly monitoring activities and evaluating policies and procedures. See Item 1, “Supervision and Regulation” for some of the laws and regulations which impact TSFG and its subsidiaries. TSFG has policies and control processes that are designed to help ensure compliance with applicable laws and regulations and limit litigation.
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
     Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business. TSFG estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet.
     For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2005, commercial and retail loan commitments totaled $2.2 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $776,000 at December 31, 2005. Unused business credit card lines, which totaled $19.2 million at December 31, 2005, are generally for short-term borrowings.
     Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2005 was $192.6 million.
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
     See “Derivative Financial Instruments” under “Balance Sheet Review” for additional information regarding derivatives.
Liquidity
     Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Subsidiary Banks through customers’ deposits, wholesale money market borrowings, principal and interest payments on loans, loan sales, sales of securities available for sale, maturities and paydowns of securities, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for FHLB borrowings, repurchase agreements and public funds deposits. The projected cash flows from the securities portfolio, under different interest rate scenarios, including a rising rate scenario, are expected to provide some of the funding needs for 2006. Management believes that cash flows from investments and its loan portfolio, in addition to its available borrowing capacity and anticipated growth in deposits, are sufficient to provide the necessary funding for 2006.
     In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 25 summarizes future contractual obligations as of December 31, 2005. Table 25 does not include payments, which may be required under employment and deferred compensation agreements (see Item 8, Note 30 of the Consolidated Financial Statements). In addition, Table 25 does not include payments required for interest and income taxes (see Item 8, Consolidated Statements of Cash Flows for details on interest and income taxes paid for 2005).
Table 25
Contractual Obligations
(dollars in thousands)

	Payments Due by Period
		Less
		than 1	1-3	4-5	After 5
	Total	Year	Years	Years	Years
Time deposits	$4,135,397	$2,569,552	$434,346	$286,094	$845,405
Short-term borrowings	1,474,365	1,474,365	—	—	—
Long-term debt	1,920,000	16,337	3,089	238,113	1,662,461
Operating leases	166,775	15,365	28,755	22,650	100,005

Total contractual cash obligations	$7,696,537	$4,075,619	$466,190	$546,857	$2,607,871

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
     The Subsidiary Banks currently have the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of December 31, 2005, totaled $852.1 million. At December 31, 2005, the Subsidiary Banks had $2.1 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At December 31, 2005, the Subsidiary Banks had unused short-term lines of credit totaling $1.3 billion (which may be canceled at the lender’s option).
     The Subsidiary Banks also use repurchase agreements as a source of funding. These borrowings are collateralized by investment securities and range in term from overnight to several years. Repurchase agreements with final maturities in excess of one year generally allow the lender to call the borrowing prior to its stated maturity.
     The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At December 31, 2005, the Subsidiary Banks had qualifying collateral to secure advances up to $1.1 billion, of which none was outstanding.
     At December 31, 2005, the parent company had three short-term lines of credit totaling $35.0 million. These lines of credit may be canceled at the lenders’ option and mature May 14, 2006 for $15.0 million, June 30, 2006 for $10.0 million, and November 15, 2006 for $10.0 million. There were no amounts outstanding under these lines of credit at December 31, 2005 or during the year then ended.

     TSFG, principally through the Subsidiary Banks, enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at December 31, 2005, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.
Recently Adopted Accounting Pronouncements
  Accounting for Certain Loans or Debt Securities Acquired in a Transfer
     Effective January 1, 2005, TSFG adopted American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of loans (including loans acquired in a business combination) with evidence of deterioration of credit quality since origination, for which it’s probable, at acquisition, that the investor will be unable to collect all contractually required payments. The initial adoption of this issue did not have an impact on the financial condition or results of operations of TSFG. See Item 8, Note 4 to the Consolidated Financial Statements for information on the acquisition of Pointe.
  Meaning of Other-Than-Temporary Impairment
     Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” codified the guidance set forth in Emerging Issues Task Force (“EITF”) Topic D-44 and clarified that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 was effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this standard did not have a significant impact on TSFG’s shareholders’ equity or results of operations.
  Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.
     SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. TSFG adopted the provisions of SFAS 154 on January 1, 2006. The adoption of this Statement did not impact TSFG’s financial position or results of operations.
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
     TSFG adopted this standard on January 1, 2006 using the modified prospective method for transition to the new rules whereby grants after January 1, 2006 are measured and accounted for under SFAS 123R, as are unvested awards granted prior to January 1, 2006. The adoption of this standard did not differ materially from the pro-forma disclosures in Item 8, Note 1 – General to the Consolidated Financial Statements.
  Accounting for Nonmonetary Transactions
     In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005. TSFG adopted this standard on January 1, 2006. The adoption of this standard did not have a significant impact on TSFG’s shareholders’ equity or results of operations.
  Consolidation of Limited Partnerships
     In June 2005, the FASB ratified EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue No. 04-5 is effective for all limited partnerships created or modified after June 29, 2005, and will become effective for all other limited partnerships at the beginning of the first interim period in fiscal years beginning after December 15, 2005 (effective January 1, 2006, for TSFG). The adoption of this guidance had no material effect on TSFG’s financial condition or results of operations.
  Concentration of Credit Risk
     In December 2005, the FASB issued FSP No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” FSP No. SOP 94-6-1 requires additional disclosures for certain loan products that expose entities to higher risks than traditional loan products. The FSP requires the Company to disclose additional information such as significant concentrations of credit risks resulting from these products, quantitative information about the market risks of financial instruments that is consistent with the way the Company manages or adjusts those risks, concentrations in revenue from particular products if certain conditions are met, and the factors that influenced management’s judgment as it relates to the accounting policy for credit losses and doubtful accounts. This FSP is effective for the reporting period ended December 31, 2005. The required disclosures related to the Company’s loan products that are within the scope of this FSP are included in Item 8, Note 10 to the Consolidated Financial Statements.
Proposed Accounting Pronouncements
  Income Taxes
     The FASB has issued a proposed FASB Interpretation, “Uncertain Tax Positions”, to clarify the criteria for recognition of income tax benefits in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit associated with a tax position only if it is considered “probable”, as defined in SFAS No. 5, “Accounting for Contingencies”, of being sustained on audit based solely on the technical merits of the tax position. The effective date in the proposed Interpretation is December 31, 2005, although the FASB has since indicated the effective date will be January 1, 2007. Implementation of the final Interpretation will occur through a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. Under the proposed Interpretation, only tax positions that meet the “probable” threshold at the effective date would continue to be recognized; however, the FASB has indicated the threshold will be changed to “more likely than not” in the final Interpretation. We are currently analyzing the proposed Interpretation and have not determined its potential impact on our consolidated financial position or results of operations. The proposed Interpretation was subject to a comment period, is currently being deliberated by the FASB, and is subject to change. We cannot predict with certainty what the final Interpretation will provide.
  Financial Instruments
     The FASB has issued three separate exposure drafts that address accounting for the transfer and holding of financial instruments. These proposals would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and one would also amend SFAS No. 133, “Accounting for Derivative Instruments”. The proposals would (i) revise or clarify the criteria for derecognition of financial assets after a transfer; (ii) change the recognition method at the date of transfer for certain retained positions, including servicing assets, to fair value from an allocated carrying amount; (iii) provide an option to elect recognition of servicing assets at fair value, with changes in fair value recorded in income; (iv) provide an option to elect recognition of hybrid financial instruments at fair value as one financial instrument, with changes in fair value recorded in income (currently, hybrid financial instruments are required to be separated into two instruments, a derivative and a host, and generally only the derivative instrument is recorded at fair value); and (v) require that beneficial interests in securitized assets be evaluated for derivatives, either freestanding or embedded, under SFAS 133 (currently, this is not required). These proposals have effective dates for transfers after July 1, 2006, and additional transition provisions that depend on the types of financial transfers involved. The FASB has indicated in its final deliberations that the proposals regarding servicing assets and hybrid financial instruments will be finalized and issued in the first quarter of 2006, while the proposals related to the transfers of financial assets are not expected to be finalized and issued until later in 2006. We cannot predict with certainty what the final amendments will provide. We are currently assessing the impact of these proposed amendments on our consolidated financial position and results of operations.
  Business Combinations
     The FASB issued a Proposed Statement, “Business Combinations”, which would replace SFAS No. 141, “Business Combinations,” in June 2005. While the Proposed Statement retains many of the current fundamental concepts, including the purchase method of accounting, it proposes changes in several areas. Under the Proposed Statement, consideration paid in a business combination would be measured at fair value, with fair value determined on the consummation date, rather than on announcement date, as is the current practice. Additionally, fair value would include obligations for contingent consideration and would exclude transaction costs, which would be recorded as expenses when incurred. Currently, contingent consideration is not recorded until payment is probable and transaction costs are included in determination of the purchase price. Also, loans would be recorded at fair value, reflecting both interest rate and credit factors, and the acquiree’s allowance for loan losses would no longer be carried forward. The Proposed Statement would be effective for business combinations that consummate beginning in 2007. The Proposed Statement was subject to a 120-day comment period and will be followed by final deliberations by the FASB, and therefore, is subject to change. We cannot predict with certainty what the final Statement will provide.
  Regulatory Matters
     Various legislative and regulatory proposals concerning the financial services industry are pending in Congress, the legislatures in states in which we conduct operations and before various regulatory agencies that supervise our operations. Given the uncertainty of the legislative and regulatory process, we cannot assess the impact of any such legislation or regulations on our consolidated financial position or results of operations.
     In June 2004, the Basel Committee on Bank Supervision published new international guidelines for determining regulatory capital. The U.S. regulators have published a draft containing certain guidance on their interpretation of the new Basel guidelines. Under the proposed regulations, we will be required to determine regulatory capital under new methodologies, in parallel with the existing capital rules, beginning in 2008. In 2009, we will determine regulatory capital solely under the new rules, which include certain required minimum levels in 2009 through 2011. The new regulations will result in regulatory capital that would be more risk sensitive than under the current framework, and represent a significant implementation effort.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     See “Risk Management” in Item 7, and Item 8, Notes 9, 17, and 33, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
MANAGEMENT’S STATEMENT OF FINANCIAL RESPONSIBILITY
     Management of The South Financial Group, Inc. (“TSFG”) and subsidiaries is committed to quality customer service, enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. The statements include amounts that are based on management’s best estimates and judgments. Other financial information in this report is consistent with the Consolidated Financial Statements. Both the Chief Executive Officer and the Chief Financial Officer have certified that TSFG’s 2005 Annual Report on Form 10-K fully complies with the applicable sections of the Securities Exchange Act of 1934 and that the information reported therein fairly represents, in all material respects, the financial position and results of operations of TSFG.
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
     KPMG LLP, an independent registered public accounting firm, audited TSFG’s Consolidated Financial Statements and management’s assessment of the effectiveness of TSFG’s internal control over financial reporting in accordance with standards of the Public Company Accounting Oversight Board (United States). KPMG LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of TSFG. The Consolidated Financial Statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.
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
     TSFG’s management assessed the effectiveness of TSFG’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management identified the following material weakness in internal control over financial reporting as of December 31, 2005:
     TSFG had ineffective policies and procedures related to the accounting for certain derivative financial instruments in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Specifically, TSFG did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133 or with sufficient understanding of derivative instruments. This deficiency resulted in errors in the Company’s accounting for derivatives. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
     As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2005.
     TSFG’s independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our assessment of our internal control over financial reporting as of December 31, 2005. This attestation report “Report of Independent Registered Public Accounting Firm” appears on pages 61 and 62.

Mack I. Whittle, Jr.	Timothy K. Schools
President and	Executive Vice President
Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The South Financial Group, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The South Financial Group, Inc. (“TSFG”, “the Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TSFG’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2005, TSFG had ineffective policies and procedures to account for certain derivative financial instruments under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Specifically, TSFG did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133 or with sufficient understanding of derivative instruments. This deficiency resulted in errors in the Company’s accounting for derivatives. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The South Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 Consolidated Financial Statements, and this report does not affect our report dated March 10, 2006, which expressed an unqualified opinion on those Consolidated Financial Statements.

     In our opinion, management’s assessment that TSFG did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, TSFG has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Greenville, South Carolina
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The South Financial Group, Inc.:
     We have audited the accompanying consolidated balance sheets of The South Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The South Financial Group. Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

Greenville, South Carolina
March 10, 2006

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2004
Assets
Cash and due from banks	$341,195	$199,847
Interest-bearing bank balances	21,510	4,669
Securities
Trading	1,402	—
Available for sale	3,095,567	4,234,843
Held to maturity (market value $62,697 in 2005 and $76,552 in 2004)	62,648	75,245

Total securities	3,159,617	4,310,088

Loans
Loans held for sale	37,171	21,302
Loans held for investment	9,439,395	8,107,757
Allowance for loan losses	(107,767)	(96,434)

Net loans	9,368,799	8,032,625

Premises and equipment, net	193,574	170,648
Accrued interest receivable	70,838	65,174
Goodwill	647,907	571,853
Other intangible assets	43,851	39,597
Other assets	471,994	404,188

	$14,319,285	$13,798,689

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$1,512,508	$1,237,877
Interest-bearing	7,721,929	6,433,067

Total deposits	9,234,437	7,670,944
Federal funds purchased and repurchase agreements	1,421,301	1,583,495
Other short-term borrowings	53,064	43,516
Long-term debt	1,922,151	2,972,270
Accrued interest payable	54,401	31,943
Other liabilities	147,024	103,061

Total liabilities	12,832,378	12,405,229

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 74,721,461 shares in 2005 and 71,252,346 shares in 2004	74,721	71,252
Surplus	1,151,005	1,056,185
Retained earnings	309,768	288,002
Guarantee of employee stock ownership plan debt and nonvested restricted stock	(2,687)	(3,483)
Common stock held in trust for deferred compensation	(1,404)	(901)
Deferred compensation payable in common stock	1,404	901
Accumulated other comprehensive loss, net of tax	(45,900)	(18,496)

Total shareholders’ equity	1,486,907	1,393,460

	$14,319,285	$13,798,689

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Interest Income
Interest and fees on loans	$568,222	$376,742	$280,609
Interest and dividends on securities:
Taxable	173,657	157,171	128,060
Exempt from federal income taxes	11,243	8,090	4,980

Total interest and dividends on securities	184,900	165,261	133,040
Interest on short-term investments	1,175	229	479

Total interest income	754,297	542,232	414,128

Interest Expense
Interest on deposits	196,689	124,868	96,106
Interest on short-term borrowings	49,381	18,908	11,419
Interest on long-term debt	99,171	62,615	55,713

Total interest expense	345,241	206,391	163,238

Net Interest Income	409,056	335,841	250,890
Provision for Credit Losses	40,592	34,987	20,581

Net interest income after provision for credit losses	368,464	300,854	230,309
Noninterest Income	55,210	124,877	100,739
Noninterest Expenses	328,053	250,244	207,170

Income before income taxes, minority interest and discontinued operations	95,621	175,487	123,878
Income taxes	25,404	55,489	38,283

Income before minority interest and discontinued operations	70,217	119,998	85,595
Minority interest in consolidated subsidiary, net of income tax	—	—	(2,012)

Income from continuing operations	70,217	119,998	83,583
Discontinued operations, net of income tax	(396)	(490)	—

Net Income	$69,821	$119,508	$83,583

Average Common Shares Outstanding, Basic	73,307	64,592	49,204
Average Common Shares Outstanding, Diluted	74,595	66,235	50,328
Per Common Share, Basic
Income from continuing operations	$0.96	$1.86	$1.70
Discontinued operations	(0.01)	(0.01)	—

Net income	$0.95	$1.85	$1.70

Per Common Share, Diluted
Income from continuing operations	$0.94	$1.81	$1.66
Discontinued operations	—	(0.01)	—

Net income	$0.94	$1.80	$1.66

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

				Retained	Accumulated
	Shares of			Earnings	Other
	Common	Common		and	Comprehensive
	Stock	Stock	Surplus	Other*	Income (Loss)	Total
Balance, December 31, 2002	47,347,375	$47,347	$427,448	$152,738	$24,150	$651,683
Net income	—	—	—	83,583	—	83,583
Other comprehensive loss, net of tax of $16,461	—	—	—	—	(31,296)	(31,296)

Comprehensive income	—	—	—	—	—	52,287

Cash dividends declared ($0.57 per common share)	—	—	—	(29,327)	—	(29,327)
Common stock activity:
Issuance of stock, net	6,325,000	6,325	154,758	—	—	161,083
Acquisitions	5,634,760	5,635	139,074	454	—	145,163
Repurchase of stock	(1,274,808)	(1,275)	(27,283)	—	—	(28,558)
Exercise of stock options, including income tax benefit of $2,358	792,757	793	11,708	—	—	12,501
Dividend reinvestment plan	135,330	135	2,921	—	—	3,056
Restricted stock plan	66,860	67	3,232	(1)	—	3,298
Employee stock purchase plan	23,511	23	373	—	—	396
Director compensation	13,590	14	330	—	—	344
Common stock purchased by trust for deferred compensation	—	—	—	(151)	—	(151)
Deferred compensation payable in common stock	—	—	—	151	—	151
Miscellaneous	—	—	227	146	—	373

Balance, December 31, 2003	59,064,375	59,064	712,788	207,593	(7,146)	972,299
Net income	—	—	—	119,508	—	119,508
Other comprehensive loss, net of tax of $6,667	—	—	—	—	(11,350)	(11,350)

Comprehensive income	—	—	—	—	—	108,158

Cash dividends declared ($0.61 per common share)	—	—	—	(41,594)	—	(41,594)
Common stock activity:
Acquisitions	10,754,557	10,754	318,733	241	—	329,728
Exercise of stock options, including income tax benefit of $5,421	1,098,105	1,098	17,042	—	—	18,140
Dividend reinvestment plan	117,660	118	3,135	—	—	3,253
Restricted stock plan	197,607	198	3,901	(1,478)	—	2,621
Employee stock purchase plan	11,393	11	306	—	—	317
Director compensation	8,659	9	240	—	—	249
Common stock purchased by trust for deferred compensation	—	—	—	(750)	—	(750)
Deferred compensation payable in common stock	—	—	—	750	—	750
Miscellaneous	(10)	—	40	249	—	289

Balance, December 31, 2004	71,252,346	71,252	1,056,185	284,519	(18,496)	1,393,460
Net income	—	—	—	69,821	—	69,821
Other comprehensive loss, net of tax of $16,015	—	—	—	—	(27,404)	(27,404)

Comprehensive income	—	—	—	—	—	42,417

Cash dividends declared ($0.65 per common share)	—	—	—	(48,055)	—	(48,055)
Common stock activity:
Acquisitions	2,341,462	2,341	75,054	241	—	77,636
Exercise of stock options, including income tax benefit of $4,306	890,757	891	14,500	—	—	15,391
Dividend reinvestment plan	129,176	129	3,335	—	—	3,464
Restricted stock plan	75,218	75	899	314	—	1,288
Employee stock purchase plan	17,903	18	458	—	—	476
Director compensation	14,599	15	413	—	—	428
Common stock purchased by trust for deferred compensation	—	—	—	(503)	—	(503)
Deferred compensation payable in common stock	—	—	—	503	—	503
Miscellaneous	—	—	161	241	—	402

Balance, December 31, 2005	74,721,461	$74,721	$1,151,005	$307,081	$(45,900)	$1,486,907

*	Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.
See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$69,821	$119,508	$83,583
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	50,265	52,733	54,180
Provision for credit losses	40,592	34,987	20,581
Impairment of perpetual preferred stock	—	10,367	—
Loss (gain) on sale of available for sale securities	54,978	(6,998)	(11,080)
Gain on equity investments	(2,839)	(4,723)	(5,376)
Loss (gain) on trading and certain derivative activities	13,613	(5,759)	12,394
Gain on disposition of assets and liabilities	—	(2,350)	(601)
Gain on sale of loans	(6,607)	(6,818)	(7,734)
(Gain) loss on disposition of premises and equipment	(458)	161	(64)
Loss on disposition of other real estate owned	43	485	712
Contribution to foundation	683	—	—
Conservation grant of land	—	3,350	—
Impairment loss (recovery) from write-down of assets	917	(277)	449
Impairment (recovery) loss from write-down of mortgage servicing rights	—	(209)	18
Loss on early extinguishment of debt	7,101	1,429	2,699
Deferred income tax (benefit) expense	(11,854)	9,433	(7,993)
Minority interest in consolidated subsidiary	—	—	2,012
Trading account assets, net	(1,077)	549	(1,403)
Origination of loans held for sale	(526,490)	(557,445)	(620,154)
Sale of loans held for sale and principal repayments	514,755	625,684	668,282
Other assets, net	(44,777)	(33,959)	(10,963)
Other liabilities, net	58,730	(11,046)	4,056

Net cash provided by operating activities	217,396	229,102	183,598

Cash Flows from Investing Activities

Sale of securities available for sale	2,903,526	1,826,897	1,717,382
Maturity, redemption, call, or principal repayments of securities available for sale	992,708	1,417,347	2,343,755
Maturity, redemption, call, or principal repayments of securities held to maturity	12,385	15,114	37,260
Purchase of securities available for sale	(2,869,204)	(3,617,212)	(5,466,725)
Purchase of securities held to maturity	—	—	(42,238)
Purchase of bank-owned life insurance	—	(15,000)	(25,000)
Origination of loans held for investment, net of principal repayments	(1,069,808)	(982,225)	(570,435)
Sale of other real estate owned	7,850	12,477	14,904
Sale of premises and equipment	11,338	4,166	2,620
Sale of long-lived assets held for sale	—	908	—
Purchase of premises and equipment	(51,577)	(30,749)	(16,494)
Disposition of assets and liabilities, net	—	(1,394)	(5,738)
Cash equivalents acquired for branch acquisition	—	6,919	—
Cash equivalents acquired, net of payment for purchase acquisitions	71,101	241,215	31,435

Net cash provided by (used for) investing activities	8,319	(1,121,537)	(1,979,274)

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Financing Activities
Deposits, net	$1,240,031	$91,591	$677,018
Federal funds purchased and repurchase agreements, net	(208,523)	629,351	(291,182)
Other short-term borrowings, net	8,458	(13,563)	(33,838)
Issuance of long-term debt	1,638,743	1,321,134	1,295,295
Payment of long-term debt	(2,708,239)	(1,094,134)	(69,756)
Prepayment penalty on early extinguishment of debt	(7,101)	(1,429)	(2,699)
Issuance of common stock, net	—	—	161,083
Cash dividends paid on common stock	(46,750)	(39,068)	(27,089)
Cash dividends paid on minority interest	—	—	(3,997)
Repurchase of common stock	—	—	(28,558)
Other common stock activity	15,855	16,827	14,312

Net cash (used for) provided by financing activities	(67,526)	910,709	1,690,589

Net change in cash and cash equivalents	158,189	18,274	(105,087)
Cash and cash equivalents at beginning of year	204,516	186,242	291,329

Cash and cash equivalents at end of year	$362,705	$204,516	$186,242

Supplemental Cash Flow Data
Interest paid	$311,935	$178,350	$139,640
Income taxes paid	45,072	57,863	37,217
Significant non-cash investing and financing transactions:
Debt associated with trust preferred securities transferred to long-term debt	—	—	115,500
Minority interest in consolidated subsidiary reclassified to long-term debt	—	—	89,800
Change in unrealized loss on available for sale securities	(44,111)	(18,017)	(47,757)
Loans transferred to other real estate owned	8,323	10,868	16,070
Security sales, redemptions and calls settled subsequent to period-end	2,569	—	—
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	515,276	2,117,114	1,043,995
Fair value of common stock issued and stock options recognized	(77,636)	(329,728)	(145,163)
Basis of stock investment in acquiree, shares canceled effective with the acquisition closing date	—	(8,970)	—
Cash paid	(36,257)	(4)	(24)

Liabilities assumed	401,383	1,778,412	898,808

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
Nature of Operations
     TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including mortgage, trust, investment, and insurance services to consumers and commercial customers. At December 31, 2005, TSFG operated through 80 branch offices in South Carolina, 66 in Florida, and 26 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.
Accounting Estimates and Assumptions
     The preparation of the Consolidated Financial Statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, accounting for derivative and hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, stock-based and discretionary compensation, and other employee benefit agreements.
Principles of Consolidation
     The Consolidated Financial Statements include the accounts of The South Financial Group, Inc. and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
     TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity’s activities. TSFG consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The following TSFG subsidiaries are VIEs for which TSFG is not the primary beneficiary: South Financial Capital Trust I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, MountainBank Capital Trust I, Florida Banks Capital Trust I, Florida Banks Capital Trust II, Florida Banks Statutory Trust I, Florida Banks Statutory Trust II, and Florida Banks Statutory Trust III. Accordingly, the accounts of these entities are not included in TSFG’s Consolidated Financial Statements. At December 31, 2005 and 2004, the statutory business trusts (“Trusts”) created by TSFG had outstanding trust preferred securities with an aggregate par value of $135.5 million. The trust preferred securities have floating interest rates ranging from 7.55% to 8.42% at December 31, 2005 and maturities ranging from 2031 to 2033. The principal assets of the Trusts are $139.7 million of the Company’s subordinated notes with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $4.2 million of common securities to the Company. The Company records interest expense on the subordinated debt and recognizes the dividend income on the common stock of the trust entities.
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
Securities
     TSFG classifies its investment securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Securities held to maturity are debt securities in which TSFG has the ability and intent to hold until maturity. All securities not included in trading or held to maturity are classified as available for sale. TSFG classifies its investment securities at the date of commitment or purchase.
     Trading securities are carried at fair value. Adjustments for realized and unrealized gains or losses from trading securities are included in noninterest income.
     Securities available for sale are carried at fair value. Such securities are used to execute asset/liability management strategy, manage liquidity, collateralize public deposits, borrowings, and derivatives and leverage capital. Adjustments for unrealized gains or losses, net of the income tax effect, are made to accumulated other comprehensive income (loss), a separate component of shareholders’ equity.
     Securities held to maturity are stated at cost, net of unamortized balances of premiums and discounts.
     TSFG determines the fair value of its securities based on quoted market prices from observable market data. On a quarterly basis, TSFG evaluates declines in the market value below cost of any available for sale or held to maturity security for other-than-temporary impairment and, if necessary, charges the unrealized loss to operations and establishes a new cost basis in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 59, “Noncurrent Marketable Equity Securities” (“SAB 59”). To determine whether impairment is other-than-temporary, TSFG considers the reasons for the impairment, recent events specific to the issuer or industry, the severity and duration of the impairment, volatility of fair value, changes in value subsequent to period-end, external credit ratings, and forecasted performance of the investee. In addition, TSFG considers whether it has the ability and intent to hold the investment until a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. As the forecasted market price recovery period lengthens, the uncertainties inherent in the estimate increase, impacting the reliability of that estimate. To be included in assessment of recoverability, market price recoveries must reasonably be expected to occur within an acceptable forecast period. Ultimately, a lack of objective evidence to support recovery of a security’s cost over a reasonable period of time will result in an other-than-temporary impairment charge.
     Dividend and interest income are recognized when earned. Premiums and discounts are amortized or accreted over the expected life of the related held to maturity or available for sale security as an adjustment to yield. Gains or losses on the sale of securities are recognized on a specific identification, trade date basis.
Loans Held for Sale
     Loans held for sale include residential mortgage loans intended to be sold in the secondary market and other loans that management has an active plan to sell. Loans held for sale are carried at the lower of cost or estimated fair value on an aggregate basis. Prior to sale, decreases in fair value and subsequent recoveries in fair value up to the cost basis are included in noninterest income. Gains or losses on sales of loans are recognized in noninterest income at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.
     Loans or pools of loans are transferred from the held for investment portfolio to the held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. At the time of transfer, if the fair value is less than the cost, the difference related to the credit quality of the loan is recorded as an adjustment to the allowance for loan losses. Decreases in fair value subsequent to the transfer are recognized in noninterest income.
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

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
     The allowance for loan losses and reserve for unfunded lending commitments are based on management’s ongoing evaluation of the loan portfolio and unfunded lending commitments and reflect an amount that, in management’s opinion, is adequate to absorb probable losses in these items. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance.
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
     The methodology used to determine the reserve for unfunded lending commitments is inherently similar to that used to determine the allowance for loan losses described above, adjusted for factors specific to binding commitments, including the probability of funding and exposure at default.
Concentrations of Credit Risk
     TSFG’s loan portfolio is composed primarily of loans to individuals and small and medium sized businesses for various personal and commercial purposes primarily in South Carolina, the western and coastal regions of North Carolina, and the Jacksonville, Orlando, Tampa Bay, Gainesville, and certain southeastern Florida markets. The loan portfolio is diversified by borrower and geographic area within this region. Industry concentrations parallel the mix of economic activity in these markets, the most significant of which are the commercial real estate, tourism, and automobile industries. Although the portfolio is affected by economic conditions, repayment of loans therein is not excessively dependent on any specific economic segment.
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
Intangible Assets
     Intangible assets include goodwill and other identifiable assets, such as core deposit intangibles, customer list intangibles, and non-compete agreement intangibles, resulting from TSFG acquisitions. Core deposit intangibles are amortized over 10 to 15 years using the straight-line or the sum-of-the-years’ digits method based upon historical studies of core deposits. The non-compete agreement intangibles are amortized on a straight-line basis over the non-compete period, which is generally seven years or less. Customer list intangibles are amortized on a straight-line or accelerated basis over their estimated useful life of 10 to 17 years. Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.
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
     TSFG’s other intangible assets have an estimated finite useful life and are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. TSFG periodically reviews its other intangible assets for impairment.
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
Derivative Financial Instruments and Hedging Activities
     TSFG’s derivative activities, along with its other exposures to market risk, are monitored by its Asset/Liability Committee (“ALCO”) based upon the interest rate risk guidelines TSFG has established. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates, implied volatility of rates, counterparty credit risk and other market-driven factors. TSFG manages the market risk associated with derivative contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with trading and derivative activities used for risk management activities is fully incorporated into its market risk sensitivity analysis.
     TSFG uses derivatives to manage exposure to interest rate and foreign exchange risk and offers derivatives to its customers which they use to meet their risk management objectives. TSFG manages risks associated with its lending, investment, deposit taking, and borrowing activities. Derivatives for interest rate risk management include interest rate swaps, options, and futures contracts. Derivatives used for foreign currency risk management consist of forward contracts. Interest rate swaps used by TSFG effectively convert specific fixed rate borrowings to a floating rate index, or vice versa, or serve to convert prime-based variable loan cash flows to fixed rate income streams. TSFG has also entered into swap contracts that effectively convert exposure taken on through the issuance of equity-linked and inflation-indexed certificates of deposit to LIBOR-based funding.
     TSFG enters into forward sales commitments to hedge the interest rate risk arising from its mortgage banking activities.
     TSFG may also, from time to time, enter into certain option and futures contracts that are not designated as hedging a specific asset, liability or forecasted transaction and are therefore considered trading positions. Such options and futures contracts typically have indices that relate to the pricing of specific on-balance sheet instruments and forecasted transactions and may be more speculative in nature. TSFG has policies that limit the amount of outstanding trading positions.
     TSFG also offers various derivatives, including interest rate, commodity, equity, credit, and foreign exchange contracts, to its customers; however TSFG neutralizes its exposure with offsetting financial contracts from third party dealers. The customer derivatives and any offsetting financial contracts are treated as trading instruments for purposes of accounting and reporting. Trading derivatives also include derivatives TSFG enters into for risk management purposes that do not otherwise qualify for hedge accounting.
     TSFG uses derivatives to modify the repricing characteristics of certain assets and liabilities so that changes in interest rates do not have a significant adverse effect on net interest income and cash flows and to better match the repricing profile of our interest bearing assets and liabilities. As a result of interest rate fluctuations, certain interest-sensitive assets and liabilities will gain or lose market value. In an effective fair value hedging strategy, the effect of this change in value will generally be offset by a corresponding change in value on the derivatives linked to the hedged assets and liabilities. In an effective cash flow hedging strategy, the variability of cash flows due to interest rate fluctuations on floating rate instruments is managed by derivatives that effectively lock-in the amount of cash payments or receipts.
     By using derivative instruments, TSFG is also exposed to credit risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, equals the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes TSFG. When the fair value of a derivative is negative, no credit risk exists since TSFG owes the counterparty and the counterparty has the credit risk to TSFG. TSFG minimizes the credit risk in derivative instruments by entering into transactions with highly rated counterparties, which management confirms with its own analysis, and through the use of credit support agreements which provide for the pledging of collateral at certain pre-determined limits.
     At the inception of a hedge transaction, TSFG formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the method for assessing effectiveness and measuring ineffectiveness. In addition, on a quarterly basis, TSFG assesses whether the derivative used in the hedging transaction is highly effective in offsetting changes in fair value or cash flows of the hedged item, and measures and records any ineffectiveness.
     All derivatives are recognized on the consolidated balance sheet in either other assets or other liabilities at their fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149. On the trade date, TSFG designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation. Changes in fair value for derivatives that qualify as fair value hedges are recorded along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk as noninterest income in the consolidated statements of income. Changes in fair value for derivatives that qualify as cash flow hedges are recorded through other comprehensive income (net of tax) in shareholders’ equity to the extent that the hedge is effective. The net cash settlement on derivatives qualifying for hedge accounting is recorded in interest income or interest expense, as appropriate, based on the item being hedged. The net cash settlement on derivatives not qualifying for hedge accounting is included in noninterest income. Changes in the fair value of derivative instruments that fail to meet the criteria for hedge designation as a hedge under SFAS 133 or fail to meet the criteria thereafter are recorded as noninterest income in the consolidated statements of income.
     At December 31, 2005, TSFG’s fair value hedges include interest rate swaps to convert the payment profile on certain brokered CDs from a fixed rate to a floating rate based on LIBOR and to similarly convert exposure taken on through the issuance of equity-linked and inflation-indexed certificates of deposit. TSFG’s cash flow hedges include interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans, as well as to convert a portion of its variable rate structured repurchase agreements, FHLB advances, and subordinated notes associated with trust preferred securities to fixed rates. Amounts included in other comprehensive income related to cash flow hedges represent unrealized gains or losses on derivative contracts which will be reported in earnings over time as net cash settlements. With respect to these cash flow hedges, forecasted transactions are being hedged through fourth quarter 2009.
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
     When hedge accounting is discontinued, the future gains and losses on derivatives are recognized as noninterest income in the consolidated statements of income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, gains and losses that were accumulated in other comprehensive income are amortized or accreted into earnings as the hedged cash flows impact earnings. They are recognized in earnings immediately if the cash flow hedge was discontinued because a forecasted transaction is no longer probable of occuring.
     TSFG may occasionally enter into a contract (the host contract) that contains a derivative that is embedded in the financial instrument. If applicable, an embedded derivative is separated from the host contract, recorded at fair value and can be designated as a hedge that qualifies for hedge accounting; otherwise, the derivative is recorded at fair value with gains and losses recognized in the consolidated statements of income. TSFG’s equity-linked certificates of deposit contain embedded derivatives that require separation from the host contract. These derivatives are reported as free-standing derivative instruments included in liabilities at December 31, 2005 and 2004 of $3.6 million and $5.5 million, respectively.
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
     All of TSFG’s investments in limited partnerships and LLCs are privately held, and their market values are not readily available. TSFG’s management evaluates its investments in limited partnerships and LLCs for impairment based on the investee’s ability to generate cash through its operations or obtain alternative financing, and other subjective factors. There are inherent risks associated with TSFG’s investments in limited partnerships and LLCs, which may result in income statement volatility in future periods.
     At December 31, 2005, TSFG’s investments in limited partnerships, LLCs and other privately held companies accounted for under the cost and equity method of accounting totaled $9.3 million and $7.8 million, respectively, and were included in other assets.
Bank-Owned Life Insurance
     TSFG has purchased life insurance policies on certain key employees. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the net cash surrender value are recorded in noninterest income.
Foreclosed Property
     Other real estate owned, included in other assets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the property is classified as held for sale when the sale is probable and is expected to occur within one year. The property is initially carried at the lower of cost or estimated fair value less estimated selling costs. Principal losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these properties and gains and losses realized from the sale of other real estate owned are included in other noninterest income. Costs related to the development and improvements of such property are capitalized, whereas the costs related to holding the property are charged to expense. Other real estate owned totaled $9.9 million and $10.2 million at December 31, 2005 and 2004, respectively.
     Personal property repossessions are acquired in partial or total satisfaction of problem loans and are included in other assets. These repossessions are initially carried at the lower of cost or estimated fair value. Principal losses existing at the time of acquisition of such personal properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these foreclosed properties and gains and losses realized from their sale are included in other noninterest income. Personal property repossessions totaled $850,000 and $652,000 at December 31, 2005 and 2004, respectively.
Debt Issuance Costs
     TSFG amortizes debt issuance costs over the life of the debt using a method that approximates the effective interest method.
Borrowed Funds
     TSFG’s short-term borrowings are defined as borrowings with maturities of one year or less when made. Long-term borrowings have maturities greater than one year when made. Any premium or discount on borrowed funds is amortized over the term of the borrowing.
Commitments and Contingencies
     Contingencies arising from environmental remediation costs, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and estimable.
Deposit Accounts
     TSFG recognizes service charges on deposit accounts when collected. Any premium or discount on fixed maturity deposits is amortized over the term of the deposits.
     TSFG is charged a fee in connection with its acquisition of brokered certificates of deposit. The fee is included in other assets as a prepaid charge and is amortized into interest expense over the maturity period of the brokered CD on a straight-line basis. In the event that the brokered CD is called prior to its maturity date, the unamortized balance of the fee is recorded as an adjustment to interest expense.
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
Stock-Based Compensation
     At December 31, 2005, TSFG has several stock-based employee compensation plans, which are described more fully in Note 29. TSFG accounts for its option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”). No stock-based employee compensation cost is reflected in net income related to these plans, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Under the fair value method, fair value is measured on the date of grant using an option-pricing model with market assumptions. This amount is amortized on a straight-line basis over the vesting period. TSFG uses the Black-Scholes option-pricing model. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of TSFG’s stock options. Compensation expense included in net income relating to the restricted stock plans totaled $1.3 million, $2.6 million, and $3.3 million, respectively, for the years ended December 31, 2005, 2004, and 2003.
     The following table provides pro forma net income and earnings per share information, as if TSFG had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) to stock-based employee compensation option plans for the three years ended December 31, 2005 (dollars in thousands, except per share data).

	2005	2004	2003
Net Income
Net income, as reported	$69,821	$119,508	$83,583
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(2,381)	(2,452)	(2,822)

Pro forma net income	$67,440	$117,056	$80,761

Basic Earnings Per Share
As reported	$0.95	$1.85	$1.70
Pro forma	0.92	1.81	1.64

Diluted Earnings Per Share
As reported	$0.94	$1.80	$1.66
Pro forma	0.90	1.77	1.60
     The following is a summary of TSFG’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	2005	2004	2003
Expected life (in years)	6.71	7.09	7.25
Expected volatility	30.40%	34.85%	33.77%
Risk-free interest rate	4.30	3.78	3.51
Expected dividend yield	2.20	2.04	2.80
Weighted-average fair value of options granted during the period	$8.79	$10.62	$7.69
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
Risk and Uncertainties
     In the normal course of its business, TSFG encounters significant economic and regulatory risks. There are two main components of economic risk: credit risk and market risk. Credit risk is the risk of default on TSFG’s loan portfolio that results from borrowers’ failure to make contractually required payments. Market risk arises principally from interest rate risk inherent in TSFG’s lending, investing, deposit, and borrowing activities.

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
Recently Adopted Accounting Pronouncements
  Accounting for Certain Loans or Debt Securities Acquired in a Transfer
     Effective January 1, 2005, TSFG adopted American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which prohibits carry over or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of loans (including loans acquired in a business combination) with evidence of deterioration of credit quality since origination, for which it’s probable, at acquisition, that the investor will be unable to collect all contractually required payments. The initial adoption of this issue did not have an impact on the financial condition or results of operations of TSFG. See Note 4 for information on the acquisition of Pointe Financial Corporation.
  Meaning of Other-Than-Temporary Impairment
     Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” codified the guidance set forth in Emerging Issues Task Force (“EITF”) Topic D-44 and clarified that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 was effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this standard did not have a significant impact on TSFG’s shareholders’ equity or results of operations.
  Accounting Changes and Error Corrections
     In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.
     SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. TSFG adopted the provisions of SFAS 154 on January 1, 2006. The adoption of this Statement did not impact TSFG’s financial position or results of operations.
  Share-Based Payment
     In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Liability-classified awards include the following:
•	Employee awards with cash-based settlement or repurchase features, such as a stock appreciation right with a cash-

settlement option;

•	Awards for a fixed dollar amount settleable in the company’s stock;

•	Share-based awards with a net-settlement feature for an amount in excess of the minimum tax withholding; and

•	Awards that vest or become exercisable based on the achievement of a condition other than service, performance, or market condition.
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
     TSFG adopted this standard on January 1, 2006 using the modified prospective method for transition to the new rules whereby grants after January 1, 2006 are measured and accounted for under SFAS 123R, as are unvested awards granted prior to January 1, 2006. The adoption of this standard did not differ materially from the pro-forma disclosures in Note 1 — General.
  Accounting for Nonmonetary Transactions
     In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005. TSFG adopted this standard on January 1, 2006. The adoption of this standard did not have a significant impact on TSFG’s shareholders’ equity or results of operations.
  Consolidation of Limited Partnerships
     In June 2005, the FASB ratified EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue No. 04-5 is effective for all limited partnerships created or modified after June 29, 2005, and will become effective for all other limited partnerships at the beginning of the first interim period in fiscal years beginning after December 15, 2005 (effective January 1, 2006, for TSFG). The adoption of this guidance had no material effect on TSFG’s financial condition or results of operations.
  Concentration of Credit Risk
     In December 2005, the FASB issued FSP No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” FSP No. SOP 94-6-1 requires additional disclosures for certain loan products that expose entities to higher risks than traditional loan products. The FSP requires the Company to disclose additional information such as significant concentrations of credit risks resulting from these products, quantitative information about the market risks of financial instruments that is consistent with the way the Company manages or adjusts those risks, concentrations in revenue from particular products if certain conditions are met, and the factors that influenced management’s judgment as it relates to the accounting policy for credit losses and doubtful accounts. This FSP is effective for the reporting period ended December 31, 2005. The required disclosures related to the Company’s loan products that are within the scope of this FSP are included in Note 10 to the Consolidated Financial Statements.
Proposed Accounting Pronouncements
  Income Taxes
     The FASB has issued a proposed FASB Interpretation, “Uncertain Tax Positions”, to clarify the criteria for recognition of income tax benefits in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit associated with a tax position only if it is considered “probable”, as defined in SFAS No. 5, “Accounting for Contingencies,” of being sustained on audit based solely on the technical merits of the tax position. The effective date in the proposed Interpretation is December 31, 2005, although the FASB has since indicated the effective date will be January 1, 2007. Implementation of the final Interpretation will occur through a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. Under the proposed Interpretation, only tax positions that meet the “probable” threshold at the effective date would continue to be recognized; however, the FASB has indicated the threshold will be changed to “more likely than not” in the final Interpretation. We are currently analyzing the proposed Interpretation and have not determined its potential impact on our consolidated financial position or results of operations. The proposed Interpretation was subject to a comment period, is currently being deliberated by the FASB, and is subject to change. We cannot predict with certainty what the final Interpretation will provide.
  Financial Instruments
     The FASB has issued three separate exposure drafts that address accounting for the transfer and holding of financial instruments. These proposals would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and one would also amend SFAS No. 133, “Accounting for Derivative Instruments.” The proposals would (i) revise or clarify the criteria for derecognition of financial assets after a transfer; (ii) change the recognition method at the date of transfer for certain retained positions, including servicing assets, to fair value from an allocated carrying amount; (iii) provide an option to elect recognition of servicing assets at fair value, with changes in fair value recorded in income; (iv) provide an option to elect recognition of hybrid financial instruments at fair value as one financial instrument, with changes in fair value recorded in income (currently, hybrid financial instruments are required to be separated into two instruments, a derivative and a host, and generally only the derivative instrument is recorded at fair value); and (v) require that beneficial interests in securitized assets be evaluated for derivatives, either freestanding or embedded, under SFAS 133 (currently, this is not required). These proposals have effective dates for transfers after July 1, 2006, and additional transition provisions that depend on the types of financial transfers involved. The FASB has indicated in its final deliberations that the proposals regarding servicing assets and hybrid financial instruments will be finalized and issued in the first quarter of 2006, while the proposals related to the transfers of financial assets are not expected to be finalized and issued until later in 2006. We cannot predict with certainty what the final amendments will provide. We are currently assessing the impact of these proposed amendments on our consolidated financial position and results of operations.
  Business Combinations
     The FASB issued a Proposed Statement, “Business Combinations,” which would replace SFAS No. 141, “Business Combinations,” in June 2005. While the Proposed Statement retains many of the current fundamental concepts, including the purchase method of accounting, it proposes changes in several areas. Under the Proposed Statement, consideration paid in a business combination would be measured at fair value, with fair value determined on the consummation date, rather than on announcement date, as is the current practice. Additionally, fair value would include obligations for contingent consideration and would exclude transaction costs, which would be recorded as expenses when incurred. Currently, contingent consideration is not recorded until payment is probable and transaction costs are included in determination of the purchase price. Also, loans would be recorded at fair value, reflecting both interest rate and credit factors, and the acquiree’s allowance for loan losses would no longer be carried forward. The Proposed Statement would be effective for business combinations that consummate beginning in 2007. The Proposed Statement was subject to a 120-day comment period and will be followed by final deliberations by the FASB, and therefore, is subject to change. We cannot predict with certainty what the final Statement will provide.
  Regulatory Matters
     Various legislative and regulatory proposals concerning the financial services industry are pending in Congress, the legislatures in states in which we conduct operations and before various regulatory agencies that supervise our operations. Given the uncertainty of the legislative and regulatory process, we cannot assess the impact of any such legislation or regulations on our consolidated financial position or results of operations.
     In June 2004, the Basel Committee on Bank Supervision published new international guidelines for determining regulatory capital. The U.S. regulators have published a draft containing certain guidance on their interpretation of the new Basel guidelines. Under the proposed regulations, we will be required to determine regulatory capital under new methodologies, in parallel with the existing capital rules, beginning in 2008. In 2009, we will determine regulatory capital solely under the new rules, which include certain required minimum levels in 2009 through 2011. The new regulations will result in regulatory capital that would be more risk sensitive than under the current framework, and represent a significant implementation effort.
Note 2. Accumulated Other Comprehensive (Loss) Income
     The following summarizes accumulated other comprehensive (loss) income, net of tax (in thousands) for the years ended December 31:

	2005	2004	2003
Unrealized (Losses) Gains on Available for Sale Securities
Balance at beginning of year	$(18,496)	$(7,146)	$24,150
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(96,250)	(16,663)	(31,301)
Income tax benefit	35,605	6,260	10,480
Less: Reclassification adjustment for losses (gains) included in net income	52,139	(1,354)	(16,456)
Income tax (benefit) expense	(19,348)	407	5,981

	(27,854)	(11,350)	(31,296)

Balance at end of year	(46,350)	(18,496)	(7,146)

Unrealized Gains on Cash Flow Hedges
Balance at beginning of year	—	—	—
Other comprehensive income:
Unrealized gain on change in fair values	692	—	—
Income tax expense	(242)	—	—

	450	—	—

Balance at end of year	450	—	—

	$(45,900)	$(18,496)	$(7,146)

Total other comprehensive loss	$(27,404)	$(11,350)	$(31,296)
Net income	69,821	119,508	83,583

Comprehensive income	$42,417	$108,158	$52,287

Note 3. Supplemental Financial Information to Consolidated Statements of Income
     The following presents the details for noninterest income and noninterest expenses (in thousands) for the years ended December 31:

	2005	2004	2003
Noninterest Income
Service charges on deposit accounts	$42,645	$36,332	$30,856
Debit card income	6,548	4,211	2,370
Customer service fee income	4,049	2,956	2,240

Total customer fee income	53,242	43,499	35,466

Retail investment services	6,902	4,722	5,181
Insurance income	7,447	4,520	3,565
Trust and investment management income	4,819	3,779	3,283
Benefits administration fees	2,693	2,298	1,360

Total wealth management income	21,861	15,319	13,389

(Loss) gain on trading and derivative activities	(3,253)	33,319	7,092
Bank-owned life insurance income	11,608	11,215	8,320
Merchant processing income	9,817	8,653	7,214
Mortgage banking income	7,434	6,106	10,481
Impairment of perpetual preferred stock	—	(10,367)	—
(Loss) gain on sale of available for sale securities	(54,978)	6,998	11,080
Gain on equity investments	2,839	4,723	5,376
Gain on disposition of assets and liabilities	—	2,350	601
Other	6,640	3,062	1,720

Total noninterest income	$55,210	$124,877	$100,739

Noninterest Expenses
Salaries and wages	$128,177	$90,221	$78,755
Employee benefits	34,802	29,269	22,535
Occupancy	27,764	21,878	18,925
Furniture and equipment	23,301	20,938	17,922
Professional services	22,820	14,026	11,012
Advertising and business development	8,627	6,318	4,367
Merchant processing expense	7,943	6,811	5,622
Telecommunications	5,802	4,834	4,815
Amortization of intangibles	8,637	6,043	3,433
Merger-related costs	4,009	7,866	5,127
Contribution to foundation	683	—	—
Impairment loss (recovery) from write-down of assets	917	(277)	268
Conservation grant of land	—	3,350	—
Loss on early extinguishment of debt	7,101	1,429	2,699
Other	47,470	37,538	31,690

Total noninterest expenses	$328,053	$250,244	$207,170

Note 4. Business Combinations
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
     The Pointe purchase price and the amount of the purchase price allocated to goodwill and other intangible assets are presented below (in thousands).

May 6, 2005
Purchase price	$97,926
Fair value of net assets acquired, net of direct acquisition costs and deferred income taxes	26,762

Excess of purchase price over fair value of net assets acquired	71,164
Core deposit intangible	6,689

Goodwill	$64,475

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
Lossing Insurance Agency
     On November 1, 2005, TSFG acquired the assets and certain liabilities of Lossing Insurance Agency, Inc. (“Lossing”), an independent insurance agency based in Ocala, Florida. TSFG paid $5.0 million cash, recorded net liabilities assumed totaling $844,000, recorded a customer list intangible asset of $2.2 million, and recorded goodwill of $3.7 million. The customer list intangible is being amortized over its estimated useful life of 16 years based on the declining balance method. In addition, TSFG agreed to make annual earn-out payments for each of October 31, 2006, 2007, 2008 and 2009. These earn-out payments are based on targeted earnings achievement and, if paid, would increase goodwill.
Bowditch Insurance Corporation
     On June 6, 2005, TSFG acquired Bowditch Insurance Corporation (“Bowditch”), an independent insurance agency based in Jacksonville, Florida. TSFG issued 87,339 shares of TSFG common stock valued at $2.4 million and paid $2.0 million cash, recorded net liabilities assumed totaling $1.1 million, recorded a customer list intangible asset of $2.3 million, and recorded goodwill of $3.2 million. The customer list intangible is being amortized over its estimated useful life of 17 years based on the declining balance method. In addition, TSFG agreed to make annual earn-out payments, approximately 50% in cash and 50% in shares of common stock valued at the time of issuance for each of May 31, 2006, 2007, 2008 and 2009. These earn-out payments are based on targeted earnings achievement and, if paid, would increase goodwill.
Koss Olinger
     On April 4, 2005, TSFG acquired the Koss Olinger group of companies, a wealth management group based in Gainesville, Florida. TSFG issued 56,398 shares of common stock valued at $1.5 million and paid $4.7 million cash, acquired net tangible assets totaling $1.3 million, recorded a customer list intangible asset of $1.7 million, and recorded goodwill of $3.2 million. The customer list intangible is being amortized over its estimated useful life of 19 years based on the declining balance method. In addition, TSFG agreed to issue earn-out shares valued and payable on May 17, 2010, based on targeted earnings achievement. If issued, the earn-out shares would increase goodwill.
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
     For CNB Florida, TSFG issued 5,312,974 shares of common stock valued at $154.0 million, recorded outstanding employee stock options valued at $6.6 million, paid $2,000 in lieu of fractional shares, canceled TSFG’s equity investment of 125,000 common shares in CNB Florida, which had a basis of $1.3 million, recorded net assets acquired of $33.2 million, recorded a core deposit intangible asset of $10.6 million, recorded a non-compete agreement intangible asset of $741,000, and recorded goodwill of $117.4 million.
     For Florida Banks, TSFG issued 5,418,890 shares of common stock valued at $158.5 million, recorded outstanding employee stock options valued at $9.7 million, paid $2,000 in lieu of fractional shares, canceled TSFG’s equity investments of 291,500 common shares and 50,000 preferred shares in Florida Banks, which had a basis of $7.7 million, recorded net assets acquired of $31.2 million, recorded a core deposit intangible asset of $3.3 million, recorded a non-compete agreement intangible asset of $2.7 million, and recorded goodwill of $138.7 million.
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
Summit Title, LLC
     On April 12, 2004, TSFG acquired Summit Title, LLC (“Summit”), a title insurance agency based in Hendersonville, North Carolina. TSFG issued 10,571 shares of common stock valued at $305,000 (including 2,200 shares with a fair value of $60,000 earned in 2005 under an earnout provision), recorded net assets acquired of $39,000, recorded a customer list intangible asset of $37,000, recorded a non-compete agreement intangible asset of $18,000, and recorded goodwill of $211,000. The customer list intangible is amortized on a straight-line basis over its estimated life of 10 years. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 7 years. In addition, TSFG agreed to issue annual earnout shares, valued at the time of issuance at $66,906, for each of April 12, 2006, 2007, and 2008, based on revenue retention and earnings achievement. If issued, the earnout shares would increase goodwill.
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
Allied Assurance
     On September 22, 2003, TSFG acquired Allied Assurance of South Carolina, Inc. (“Allied”), an insurance agency based in Columbia, South Carolina. TSFG issued 5,534 shares of common stock valued at $150,000 (including 1,584 shares with a fair value of $45,000 earned in 2005 under an earnout provision) and recorded goodwill of approximately $173,000. TSFG agreed to issue annual earnout shares, valued at approximately $45,000, for each of August 31, 2006, and 2007, based on revenue retention. If issued, the earnout shares would increase goodwill. TSFG intends to use Allied to further its insurance operations in the Midlands of South Carolina.
American Pensions, Inc.
     On April 30, 2003, TSFG acquired American Pensions, Inc. (“API”), a benefit plan administrator headquartered in Mount Pleasant, South Carolina. TSFG issued 159,839 shares of common stock valued at $3.8 million, recorded net liabilities assumed of $476,000, recorded a non-compete agreement intangible asset of $350,000, recorded a customer list intangible asset of $700,000, and recorded goodwill of $3.2 million. The non-compete agreement intangible is amortized on a straight-line basis over its estimated useful life of 5 years. The customer list intangible is amortized on a straight-line basis over its estimated useful life of 10 years. The goodwill associated with API (a separate reporting unit under SFAS 142) is tested at least annually for impairment.
Amortization of Premiums and Discounts
     Premiums and discounts that resulted from recording the assets and liabilities acquired through bank acquisitions at their respective fair values are being amortized and accreted using methods that approximate a constant effective yield over the life of the assets and liabilities. This net amortization decreased income before income taxes by $1.6 million, $1.3 million, and $2.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

	Year Ended December 31,
	2004	2003
Net interest income	$368,760	$333,731
Noninterest income, excluding wholesale mortgage banking income	127,713	115,428
Wholesale mortgage banking income	2,266	12,124
Employment contract termination costs resulting from business combination and paid by acquiree	9,749	9,749
Net income	105,562	90,277
Per common share:
Net income, basic	1.50	1.41
Net income, diluted	1.46	1.36
     The pro-forma impact of the 2005 purchases as though the business combinations had been completed as of the beginning of the periods presented would not have a material effect on the results of operations as reported and has not been included.
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
Note 6. Disposition of Assets and Liabilities
     In March 2005, TSFG sold the former Beacon Manufacturing Company facility in Swannanoa, North Carolina to an independent third party. This facility was acquired as part of its acquisition of MBFC. MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. In accordance with the sale contract, TSFG has no future obligations for environmental remediation costs related to this matter. During the first quarter of 2005, in connection with this sale of other real estate owned (with a book value included in other assets of $300,000), TSFG received cash of $200,000, recorded a loan held for investment of $800,000, and recognized a gain on sale of other real estate owned (included in other noninterest income) of $700,000.
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
Note 7. Discontinued Operations
     As part of its bank acquisition process, TSFG evaluates whether the products and services offered by the acquired institution provide the proper balance of profitability and risk. Based on this assessment of Florida Banks, TSFG decided in the third quarter 2004 to discontinue the wholesale mortgage operations acquired from Florida Banks, which was substantially completed in the first quarter 2005. At December 31, 2005, there were no assets held for disposal or liabilities related to the wholesale mortgage operation on the balance sheet. Assets held for disposal, included in other assets, totaled $1.4 million at December 31, 2004, and consisted primarily of loans held for sale. At December 31, 2004, other liabilities included $34,000 related to the wholesale mortgage operation. Since these assets and liabilities were recorded at their net realizable value at the acquisition date, the disposal did not result in a gain or loss for financial reporting purposes. For the year ended December 31, 2005, the pre-tax loss related to the wholesale mortgage operations totaled $612,000 and the after-tax loss of $396,000 was recognized as discontinued operations in the consolidated statement of income. For the period from July 16, 2004 to December 31, 2004, the revenue and pre-tax loss related to the wholesale mortgage operations acquired from Florida Banks totaled $961,000 and $754,000, respectively. The after-tax loss of $490,000 was recognized as discontinued operations in the consolidated statement of income for the year ended December 31, 2004.
Note 8. Restrictions on Cash and Due From Banks
     The Subsidiary Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 2005 and 2004 were $44.1 million and $24.6 million, respectively.
     At December 31, 2005 and 2004, TSFG had restricted cash totaling $14.7 million and $1.8 million, respectively, as collateral to secure derivative financial instruments.

Note 9. Securities
     The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31 were as follows:

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$184,211	$103	$1,846	$182,468
U.S. Government agencies	666,078	572	10,208	656,442
Mortgage-backed securities	1,745,088	329	56,555	1,688,862
State and municipals	379,686	419	6,213	373,892
Other investments	194,139	2,170	2,406	193,903

	$3,169,202	$3,593	$77,228	$3,095,567

Securities Held to Maturity
State and municipals	$62,548	$567	$518	$62,597
Other investments	100	—	—	100

	$62,648	$567	$518	$62,697

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$236,804	$288	$2,554	$234,538
U.S. Government agencies	934,442	1,187	5,583	930,046
Mortgage-backed securities	2,530,056	3,911	31,527	2,502,440
State and municipals	272,949	1,475	1,889	272,535
Other investments	290,116	5,951	783	295,284

	$4,264,367	$12,812	$42,336	$4,234,843

Securities Held to Maturity
State and municipals	$75,145	$1,488	$181	$76,452
Other investments	100	—	—	100

	$75,245	$1,488	$181	$76,552

     At December 31, 2005, other investments in securities available for sale included the following (recorded at the estimated fair value): corporate bonds of $112.2 million, FHLB stock of $67.6 million, community bank stocks of $10.1 million, and other equity investments of $4.0 million. At December 31, 2004, other investments in securities available for sale included the following (recorded at the estimated fair value): corporate bonds of $142.0 million, FHLB stock of $72.7 million, Federal National Mortgage Association preferred stock of $50.1 million, Federal Home Loan Mortgage Corporation preferred stock of $12.0 million, community bank stocks of $14.9 million, and other equity investments of $3.6 million.

     The amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31, 2005, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Estimated fair value of securities was determined using quoted market prices.

	December 31, 2005
	Amortized	Estimated
	Cost	Fair Value
Securities Available for Sale
Due in one year or less	$55,379	$55,112
Due after one year through five years	986,347	960,268
Due after five years through ten years	1,142,451	1,117,489
Due after ten years	905,882	881,557
No contractual maturity	79,143	81,141

	$3,169,202	$3,095,567

Securities Held to Maturity
Due in one year or less	$9,095	$9,091
Due after one year through five years	37,796	37,940
Due after five years through ten years	15,013	14,944
Due after ten years	744	722
No contractual maturity	—	—

	$62,648	$62,697

     Gross realized gains, gross realized losses, and sale proceeds for available for sale securities (in thousands) for the years ended December 31 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities and gain on equity investments.

	2005	2004	2003
Gross realized gains	$6,003	$15,394	$19,132
Gross realized losses	(58,142)	(3,673)	(2,676)

Net (loss) gain on available for sale securities and equity investments	$(52,139)	$11,721	$16,456

Sale proceeds	$2,903,526	$1,826,897	$1,717,382

     At December 31, 2005 and 2004, TSFG had $1.4 million and none in investment securities classified as trading, respectively. In 2005, TSFG had no change in net unrealized holding gains on trading securities. TSFG’s change in net unrealized holding gains on trading securities, which are included in earnings, totaled $1,000 for each of 2004 and 2003.
     Securities with market values of approximately $2.6 billion and $3.8 billion at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and for other purposes. The amortized cost totaled approximately $2.7 billion and $3.8 billion for these same periods.
     Carolina First Bank and Mercantile Bank, as members of the Federal Home Loan Bank (“FHLB”) of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans, select commercial loans secured by real estate, and FHLB advances. FHLB capital stock, which is included in other investments, is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. At December 31, 2005 and 2004, Carolina First Bank owned a total of $54.9 million and $62.6 million in FHLB stock, respectively. At December 31, 2005 and 2004, Mercantile Bank owned a total of $12.7 million and $10.1 million in FHLB stock, respectively.

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31 were as follows (in thousands):

	2005
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. Treasury	$128,771	$136	$51,590	$1,710	$180,361	$1,846
U.S. Government agencies	478,059	7,975	50,368	2,233	528,427	10,208
Mortgage-backed securities	938,640	33,544	584,212	23,011	1,522,852	56,555
State and municipals	199,300	2,801	141,907	3,412	341,207	6,213
Other investments	66,092	1,355	32,746	1,051	98,838	2,406

	$1,810,862	$45,811	$860,823	$31,417	$2,671,685	$77,228

Securities Held to Maturity
State and municipals	$9,847	$188	$16,084	$330	$25,931	$518

	2004
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. Treasury	$176,438	$1,553	$46,394	$1,001	$222,832	$2,554
U.S. Government agencies	435,567	3,335	111,766	2,248	547,333	5,583
Mortgage-backed securities	1,340,913	19,459	621,984	12,068	1,962,897	31,527
State and municipals	130,403	1,210	44,037	679	174,440	1,889
Other investments	51,524	591	14,317	192	65,841	783

	$2,134,845	$26,148	$838,498	$16,188	$2,973,343	$42,336

Securities Held to Maturity
State and municipals	$13,786	$37	$12,116	$144	$25,902	$181

     At December 31, 2005, TSFG had 1,277 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, mortgage-backed securities, state and municipals, and corporate bonds (a $2.3 million unrealized loss included in other investments) summarized above were attributable to increases in interest rates, rather than credit quality. Nearly all of these securities are rated AAA so the credit risk is minimal. TSFG believes it has the ability and intent to hold these investments until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.
     In December 2004, TSFG recorded $9.9 million and $511,000 in other-than-temporary impairments on its perpetual preferred stock investments in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, respectively. In accordance with SFAS 115 and SAB 59 as the forecasted market price recovery period lengthened on these investments TSFG determined there was a lack of objective evidence to support recovery of the cost of these securities over a reasonable period of time, which resulted in the other-than-temporary impairment charge.
     TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. At December 31, 2005, TSFG’s investment in these entities totaled $17.1 million, of which $9.3 million were accounted for under the cost method and $7.8 million were accounted for under the equity method. At December 31, 2004, TSFG’s investment in these entities totaled $16.0 million, of which $9.0 million were accounted for under the cost method and $7.0 million were accounted for under the equity method.

Note 10. Loans
     The following is a summary of loans outstanding by category (in thousands) at December 31:

	2005	2004
Commercial, financial and agricultural	$1,936,963	$1,584,198
Real estate — construction	1,497,605	1,007,061
Real estate — residential mortgages (1-4 family)	1,493,317	1,278,310
Commercial secured by real estate	3,441,576	3,109,242
Consumer	1,069,934	1,128,946

Loans held for investment	9,439,395	8,107,757
Loans held for sale	37,171	21,302
Allowance for loan losses	(107,767)	(96,434)

Net loans	$9,368,799	$8,032,625

Included in the above:
Nonaccrual loans	$33,255	$45,082

Loans past due 90 days still accruing interest	$4,548	$3,764

     No interest income was recognized on nonaccrual loans during 2005, 2004 or 2003.
     The following tables summarize information on impaired loans (in thousands), all of which are commercial loans on nonaccrual status, at and for the years ended December 31:

	2005	2004	2003
Impaired loans (year end)	$16,911	$28,836	$47,137
Related allowance (year end)	4,336	11,129	9,689
Interest income recognized	—	—	—
Foregone interest	1,200	1,935	2,887
     The average recorded investment in impaired loans for the years ended December 31, 2005, 2004, and 2003 was $25.6 million, $47.8 million, and $55.3 million, respectively. Impaired loans totaling $6.6 million and $1.9 million at December 31, 2005 and 2004, respectively, had a specific allowance of zero. At December 31, 2005 and 2004, impaired loans included $1.9 million and $4.7 million, respectively, in restructured loans.
     TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate dollar amount of these outstanding loans was $39.5 million, $39.5 million, and $20.3 million at December 31, 2005, 2004, and 2003, respectively. During 2005, new loans of $14.9 million were made, and payments totaled $14.9 million. During 2004, new loans of $34.0 million were made, and payments totaled $14.8 million.
     Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk (whether on- or off-balance sheet) arising from financial instruments can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration to any individual client. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by commercial real estate. At December 31, 2005, the Company had $3.4 billion in commercial real estate loans, representing 36.5% of total loans. A geographic concentration arises because the Company operates primarily in the Southeastern region of the United States.

Note 11. Allowance for Credit Losses
     In 2005, TSFG reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. The reclassifications had no effect on the provision for credit losses as reported. The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses for each of the years in the three-year period ended December 31, 2005 are presented below (in thousands).

	2005	2004	2003
Allowance for loan losses
Balance at beginning of year	$96,434	$72,811	$69,625
Purchase accounting adjustments	3,741	20,682	12,690
Allowance adjustment for loans sold	—	(506)	—
Provision for loan losses	39,493	34,979	20,755
Loans charged off	(39,214)	(37,003)	(34,624)
Recoveries of loans previously charged off	7,313	5,471	4,365

Balance at end of year	$107,767	$96,434	$72,811

Reserve for unfunded lending commitments
Balance at beginning of year	$484	$476	$650
Provision for (reversal of) unfunded lending commitments	1,099	8	(174)

Balance at end of year	$1,583	$484	$476

Allowance for credit losses
Balance at beginning of year	$96,918	$73,287	$70,275
Purchase accounting adjustments	3,741	20,682	12,690
Allowance adjustment for loans sold	—	(506)	—
Provision for credit losses	40,592	34,987	20,581
Loans charged off	(39,214)	(37,003)	(34,624)
Recoveries of loans previously charged off	7,313	5,471	4,365

Balance at end of year	$109,350	$96,918	$73,287

Note 12. Premises and Equipment
     Premises and equipment at December 31 are summarized (in thousands) as follows:

	2005	2004
Land and land improvements	$39,171	$33,031
Buildings	73,391	72,201
Furniture, fixtures and equipment	112,141	91,231
Capitalized software	23,146	20,725
Leasehold improvements	39,515	31,349
Construction in progress	3,599	4,476

	290,963	253,013
Less accumulated depreciation and amortization	97,389	82,365

	$193,574	$170,648

     Depreciation and amortization of premises and equipment totaled $18.6 million, $17.0 million, and $14.5 million in 2005, 2004 and 2003, respectively. At December 31, 2005, there were no land and buildings pledged as collateral for long-term debt.

Note 13. Long-Lived Assets Held For Sale
     At December 31, 2005, Carolina First Bank owned building and land, which was classified in other assets as an asset held for sale, and recorded at its estimated net realizable value of $2.0 million. At December 31, 2004, Carolina First Bank owned land, which was classified in other assets as an asset held for sale, and recorded at its estimated net realizable value of $136,000.
     In 2005, TSFG wrote-off $1.1 million in software costs relating to a system that is no longer being used, partially offset by $183,000 in recoveries for previously impaired assets.
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
Note 14. Goodwill
     The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the years ended December 31, 2005 and 2004:

	Carolina	Mercantile
	First Bank	Bank	Other	Total
Balance, December 31, 2003	$206,780	$107,369	$10,346	$324,495
Purchase accounting adjustments	(379)	254,846	(466)	254,001
Dispositions	—	—	(6,643)	(6,643)

Balance, December 31, 2004	206,401	362,215	3,237	571,853
Purchase accounting adjustments	366	75,688	—	76,054

Balance, December 31, 2005	$206,767	$437,903	$3,237	$647,907

     The goodwill for each reporting unit was tested for impairment as of June 30, 2005 in accordance with SFAS 142. TSFG will continue to perform this testing annually as of June 30th each year. The fair value of each reporting unit was estimated using a cash flow approach based upon the present value of expected future cash flows and a market approach based upon recent purchase transactions and public company market values. These valuations indicated that no impairment charge was required as of the June 30, 2005 test date. Since June 30, 2005, there have been no events or conditions indicating impairment.

Note 15. Other Intangible Assets
     Other intangible assets, net of accumulated amortization, at December 31 are summarized as follows (in thousands):

	2005	2004
Core deposit intangible	$58,895	$52,206
Less accumulated amortization	(25,143)	(18,463)

	33,752	33,743

Non-compete agreement intangible	5,672	5,672
Less accumulated amortization	(2,430)	(1,099)

	3,242	4,573

Customer list intangible	7,797	1,595
Less accumulated amortization	(940)	(314)

	6,857	1,281

	$43,851	$39,597

     The following presents the details for amortization expense of intangible assets (in thousands) for the years ended December 31:

	2005	2004	2003
Core deposit intangible	$6,680	$5,080	$3,098
Non-compete agreement intangible	1,331	805	203
Customer list intangible	626	158	132

Total amortization expense of intangible assets	$8,637	$6,043	$3,433

     The estimated amortization expense for amortizable intangible assets (in thousands) for the years ended December 31 is as follows:

		Non-
	Core	Compete	Customer
	Deposit	Agreement	List
	Intangible	Intangible	Intangible	Total
2006	$6,361	$1,306	$1,110	$8,777
2007	5,663	1,149	980	7,792
2008	4,684	529	847	6,060
2009	3,830	256	737	4,823
2010	3,396	2	644	4,042
Aggregate total for all years thereafter	9,818	—	2,539	12,357

	$33,752	$3,242	$6,857	$43,851

Note 16. Mortgage Servicing Rights
     The following summarizes the changes in the carrying amount of capitalized mortgage servicing rights (“MSRs”) (in thousands), which are included in other assets, for the two years ended December 31, 2005.

	2005	2004
Balance at beginning of year	$1,105	$1,781
MSRs amortized	(690)	(885)
MSRs impairment recovery from the valuation of MSRs	—	209

Balance at end of year	$415	$1,105

     The estimated amortization expense for MSRs for the years ended December 31 is as follows: $415,000 for 2006, and none for all the years thereafter. The estimated amortization expense is based on current information regarding loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.
Note 17. Derivative Financial Instruments and Hedging Activities
     The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) at December 31, 2005 and 2004 is presented below.

	December 31, 2005			December 31, 2004
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$1,785	$—	$278,500	$—	$—	$—
Interest rate swaps associated with lending activities	422	1,515	435,000	—	—	—
Fair Value Hedges
Interest rate swaps associated with deposit taking activities	48	29,315	1,111,170	364	5,737	154,721

Other Derivatives
Future contracts	—	—	—	6	—	20,000
Forward foreign currency contracts	482	482	31,715	5,465	5,465	112,519
Options, interest rate swaps and other	3,988	11,656	221,453	7,606	27,141	1,259,455

	$6,725	$42,968	$2,077,838	$13,441	$38,343	$1,546,695

     At December 31, 2005 and 2004, certain derivative liabilities were collateralized by approximately $14.7 million and $1.8 million, respectively, in cash. Certain derivative liabilities were also collateralized by securities, which are held by third-party safekeepers. The approximate amortized cost and fair value of these securities at December 31, 2005 were $21.0 million and $20.4 million, respectively. The approximate amortized cost and fair value of these securities at December 31, 2004 were $28.7 million and $28.4 million, respectively.
     As part of our mortgage activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans (“rate locks”) and the forward sales commitments are freestanding derivative instruments and are generally funded within 90 days. The value of the rate locks and forward sale commitments is estimated based on indicative market prices being bid on similarly structured mortgage backed securities. At December 31, 2005, the fair value of the rate locks was a liability of $50,000. The fair value of forward sales commitments was an asset of $11,000 and a liability of $86,000 at December 31, 2005.
     In 2005, 2004, and 2003 noninterest income included $3.3 million of net losses, $33.3 million of net gains, and $7.1 million of net gains, respectively, for trading and derivative activities. These gains and losses include the change in fair value of derivatives which do not qualify for hedge accounting under SFAS 133 (see Note 1), as well as the net cash settlement from these interest rate swaps. The 2005 losses also include $181,000 representing ineffectiveness of certain fair value hedges. There were no significant cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2005 and 2004.

Note 18. Deposits
     Deposits at December 31 are summarized as follows (in thousands):

	2005	2004
Noninterest-bearing demand deposits	$1,512,508	$1,237,877
Interest-bearing checking	1,109,297	816,933
Money market accounts	2,290,134	2,704,287
Savings accounts	187,101	192,769

Total transaction accounts	5,099,040	4,951,866
Time deposits under $100,000	1,401,469	836,386
Time deposits of $100,000 or more	1,395,247	665,820

Customer deposits	7,895,756	6,454,072
Brokered deposits	1,338,681	1,216,872

Total deposits	$9,234,437	$7,670,944

Maturities of time deposits (includes brokered deposits) at December 31, 2005 are as follows (in thousands):

2006	$2,569,552
2007	312,467
2008	121,879
2009	128,158
2010	157,936
Thereafter	845,405

$4,135,397

     Prepaid broker fees, net of accumulated amortization, totaled $11.1 million and $9.2 million at December 31, 2005 and 2004, respectively, and are included in other assets on the consolidated balance sheet. Amortization of prepaid broker fees totaled $3.4 million, $3.3 million, and $2.2 million in 2005, 2004, and 2003 and is reported in interest expense on deposits on the consolidated statements of income.

Note 19. Income Taxes
     The aggregate amount of income tax expense (benefit) (in thousands) included in the consolidated statements of income and in the consolidated statements of changes in shareholders’ equity and comprehensive income (in thousands) for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
Income before minority interest and discontinued operations	$25,404	$55,489	$38,283
Dividends on minority interest in consolidated subsidiary	—	—	(1,096)
Discontinued operations	(216)	(264)	—
Shareholders’ equity
Change in unrealized gains on fair value of cash flow hedges	242	—	—
Change in unrealized losses on available for sale securities	(16,257)	(6,667)	(16,461)

	$9,173	$48,558	$20,726

     Income tax expense (benefit) attributable to income before income taxes, minority interest, and discontinued operations (“income tax expense”) (in thousands) for the years ended December 31, 2005, 2004, and 2003 consisted of the following:

	2005	2004	2003
Current
U.S. Federal	$34,138	$41,295	$42,140
State and local	3,120	4,761	4,136

	37,258	46,056	46,276

Deferred
U.S. Federal	(11,105)	8,808	(8,117)
State and local	(749)	625	124

	(11,854)	9,433	(7,993)

Total income tax expense	$25,404	$55,489	$38,283

     Income tax expense differed from the amounts computed by applying TSFG’s statutory U.S. federal income tax rate of 35% for the years ended December 31, 2005, 2004, and 2003 to pretax income from continuing operations as a result of the following (in thousands):

	2005	2004	2003
Income tax expense at federal statutory rate	$33,467	$61,420	$43,357
State income tax, net of federal benefit	1,541	3,501	2,769
Increase (decrease) resulting from:
Subsidiary stock, recognition of basis difference	(2,444)	—	(4,571)
Bank-owned life insurance	(4,063)	(3,926)	(2,912)
Nontaxable municipal interest	(3,433)	(2,632)	(1,621)
Basis difference on gain on sale of substantially all of the assets and liabilities of Community National Bank	—	2,246	—
Income tax credits	(170)	(436)	(97)
Dividends received deduction	(341)	(871)	(501)
Change in federal and state valuation allowance for deferred income tax assets	(190)	47	2,550
Other, net	1,037	(3,860)	(691)

	$25,404	$55,489	$38,283

     The tax effected sources of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities at December 31 are presented below (in thousands):

	2005	2004
Deferred Income Tax Assets
Loan loss allowance deferred for income tax purposes	$39,126	$35,070
Unrealized losses on securities available for sale	27,285	11,028
Compensation expense deferred for income tax reporting purposes	15,397	10,449
Federal capital loss carryforward	6,947	8,034
Unrealized losses on fair value of derivatives not qualifying for hedge accounting	12,875	4,275
Excess basis of MSRs for income tax purposes over financial reporting purposes	1,632	1,886
State net operating loss carryforwards	2,085	1,251
Excess basis of securities for income tax purposes over financial reporting purposes	919	1,112
Environmental remediation costs	16	231
Federal net operating loss carryforward	885	176
Other	7,148	3,854

	114,315	77,366
Less valuation allowance	6,178	6,368

	108,137	70,998

Deferred Income Tax Liabilities
Excess basis of intangible assets for financial reporting purposes over income tax basis	23,588	20,918
Income tax depreciation in excess of book depreciation	10,270	9,849
Excess basis of prepaid and deferred expenses for financial reporting purposes over income tax basis	7,757	8,482
Unrealized gains on cash flow hedges and fair value of derivatives deferred for income tax reporting purposes	242	—
Excess carrying value of assets acquired for financial reporting purposes over income tax basis	847	232
Employee benefits deduction accelerated for income tax reporting purposes	—	—
Income tax bad debt reserve recapture adjustment	20	39

	42,724	39,520

Net deferred income tax assets	$65,413	$31,478

Changes in net deferred income tax assets were (in thousands):

	2005	2004
Balance at beginning of year	$31,478	$21,091
Purchase accounting acquisitions	6,066	13,153
Income tax benefit from change in unrealized losses on available for sale securities	16,257	6,667
Income tax expense from change in fair values on cash flow hedges	(242)	—
Deferred income tax (expense) benefit on continuing operations	11,854	(9,433)

Balance at end of year	$65,413	$31,478

     TSFG had a current tax receivable of $24.6 million and $14.8 million at December 31, 2005 and 2004, respectively.
     At December 31, 2005, TSFG has net operating loss carryforwards for state income tax purposes of $48.0 million available to offset future taxable state income, if any, which expires in years 2007 through 2025. TSFG also has capital loss carryforwards for financial reporting purposes of $19.8 million, which are available to reduce future taxable federal capital gains, if any, through 2009.
     The valuation allowance for deferred income tax assets as of January 1, 2005 and 2004 was $6.4 million and $6.2 million, respectively. The net change in the valuation allowance relative to state net operating loss carryforwards and net deferred state income tax assets for the years ended December 31, 2005 and 2004 was an increase of $373,000 and $198,000, respectively. The net change in valuation allowance relative to federal capital loss carryforwards for the years ended December 31, 2005 and 2004 was a decrease of $387,000 and $136,000, respectively. The net change in valuation allowance relative to its federal net operating loss carryforward for the years ended December 31, 2005 and 2004 was a decrease of $176,000 and an increase of $68,000, respectively.

     In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon TSFG’s ability to generate taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and income tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, during which the deferred income tax assets are expected to be deductible, management believes it more likely than not TSFG will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
     Tax returns for 2002 forward are subject to examination by the Internal Revenue Service.
Note 20. Short-Term Borrowed Funds
     Short-term borrowings and their related weighted average interest rates at December 31 were (in thousands):

	2005		2004
	Amount	Rate	Amount	Rate

Federal funds purchased and repurchase agreements	$1,421,301	4.15%	$1,583,495	2.14%
Treasury, tax and loan note	20,131	3.06	14,111	1.75
Commercial paper	32,933	4.42	29,405	2.79

	$1,474,365	4.13%	$1,627,011	2.15%

     Repurchase agreements represent overnight and short-term borrowings by Carolina First Bank and Mercantile Bank collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers. The approximate cost and fair value of these securities at December 31, 2005 were $338.5 million and $330.3 million, respectively. The approximate cost and fair value of these securities at December 31, 2004 were $739.1 million and $732.5 million, respectively.
     The maximum short-term borrowings outstanding at any month end were (in thousands):

	2005	2004
Federal funds purchased and repurchase agreements	$1,724,812	$1,715,306
Treasury, tax and loan note	183,001	110,377
Commercial paper	35,085	39,743
FHLB advances	—	205,000
Line of credit to unaffiliated bank and other	—	7,349
Aggregate short-term borrowings	1,761,125	1,769,005
     Average short-term borrowings during 2005, 2004, and 2003, were $1.5 billion, $1.4 billion, and $935.6 million, respectively. The average interest rates on short-term borrowings during 2005, 2004, and 2003 were 3.24%, 1.40%, and 1.22%, respectively.
     Interest expense on short-term borrowings for the years ended December 31 related to the following (in thousands):

	2005	2004	2003
Federal funds purchased and repurchase agreements	$46,426	$17,568	$10,080
Treasury, tax and loan note	1,841	80	41
Commercial paper	1,090	1,095	1,145
FHLB advances	—	96	97
Line of credit to unaffiliated bank and other	24	69	56

	$49,381	$18,908	$11,419

Note 21. Unused Lines of Credit
     At December 31, 2005, the Subsidiary Banks had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $1.3 billion (which are withdrawable at the lenders’ option). These lines of credit are generally available on a one-to-ten day basis for funding short-term liquidity needs by the Subsidiary Banks. At December 31, 2005, the Subsidiary Banks had $2.2 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge.
     At December 31, 2005, the parent company had three unused short-term lines of credit totaling $35.0 million. These lines of credit are withdrawable at the lenders’ option. One line of credit for $15.0 million matures May 14, 2006 and has a fixed interest rate of one-month LIBOR plus 125 basis points commencing on the loan date. The second line of credit for $10.0 million matures June 30, 2006 and has a variable interest rate of one-month LIBOR plus 200 basis points. The third line of credit for $10.0 million matures November 15, 2006 and has a variable interest rate of one-month LIBOR plus 170 basis points.
     The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At December 31, 2005, the Subsidiary Banks had qualifying collateral to secure advances up to $1.1 billion, none of which was outstanding.

Note 22. Long-Term Debt
     Long-term debt at December 31 consisted of the following (in thousands, except for descriptions of terms):

	2005	2004

FHLB advances; fixed interest rates ranging from 3.12% to 6.27% due from 2006 to 2018, notwithstanding certain earlier call dates; collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences valued at $420.7 million and mortgage-backed securities valued at $697.9 million; initial maturity of one year or greater; interest payable quarterly	$852,140	$1,057,167
Repurchase agreements; variable rates ranging from 2.74% to 3.99% due from 2010 to 2015, notwithstanding certain earlier call dates; collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers, and corporate bonds valued at $862.2 million; interest payable quarterly	821,000	1,665,134
Subordinated Notes; due June 26, 2033; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.10% (not to exceed 11.75% through June 26, 2008); balance can be prepaid in whole or in part after June 26, 2008 at accrued and unpaid interest plus outstanding principal (1)	3,093	3,093
Subordinated Notes; due December 26, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.25% (not to exceed 11.75% through December 26, 2007); balance can be prepaid in whole or in part after December 26, 2007 at accrued and unpaid interest plus outstanding principal (1)	3,093	3,093
Subordinated Notes; due November 7, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to three-month LIBOR plus 3.45% (not to exceed 12.5% through November 7, 2007); balance can be prepaid in whole or in part after November 7, 2007 at accrued and unpaid interest plus outstanding principal (1)	22,681	22,681
Subordinated Notes; due October 7, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.5% through July 7, 2007); balance can be prepaid in whole or in part on or after July 7, 2007 at accrued and unpaid interest plus outstanding principal (1)	25,774	25,774
Subordinated Notes; due July 30, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.625% (not to exceed 12.0% through July 30, 2007); balance can be prepaid in whole or in part after July 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	18,042	18,042
Subordinated Notes; due June 30, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.0% through June 30, 2007); balance can be prepaid in whole or in part after June 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	20,619	20,619
Subordinated Notes; due June 30, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.0% through June 30, 2007); balance can be prepaid in whole or in part after June 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	4,124	4,124
Subordinated Notes; due April 22, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.70% (not to exceed 11.0% through April 22, 2007); balance can be prepaid in whole or in part after April 22, 2007 at accrued and unpaid interest plus outstanding principal (1)	4,124	4,124
Subordinated Notes; due December 18, 2031; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.60% (not to exceed 12.5% through December 18, 2006); balance can be prepaid in whole or in part after December 18, 2006 at accrued and unpaid interest plus outstanding principal (1)	6,186	6,186

	2005	2004

Subordinated Notes; due December 8, 2031; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.75% (not to exceed 11.0% through December 8, 2006); balance can be prepaid in whole or in part after December 8, 2006 at accrued and unpaid interest plus outstanding principal (1)	31,959	31,959
Subordinated Notes; due December 17, 2013; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 2.83%; balance can be prepaid on December 17, 2008 at par plus accrued and unpaid interest	10,000	10,000
Subordinated Notes; due December 20, 2006; unsecured; interest payable semi-annually of each year and at maturity at a rate per annum of 6.33%	6,000	6,000
Mandatory redeemable preferred stock of subsidiary; redeemable May 31, 2012; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.50% (2)	38,500	38,500
Mandatory redeemable preferred stock of subsidiary; redeemable January 31, 2031; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to 11.125% (2)	26,300	26,300
Mandatory redeemable preferred stock of subsidiary; redeemable January 31, 2011; preferred stock can be redeemed in whole or part on or after December 8, 2005; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.00% (2)	25,000	25,000
Employee stock ownership plan note payable to RBC/Centura Bank; due July 23, 2007; collateralized by 37,006 shares of TSFG stock valued at approximately $1.0 million; interest at Centura Bank’s prime rate less 1.25% with monthly principal payments of $25,000	500	800
Note payable; interest at 12.50% due December 31, 2012; collateralized by a United States Treasury note valued at $2.1 million; with current annual payments of approximately $232,000	865	900

	1,920,000	2,969,496
Purchase accounting premiums, net of amortization	2,151	2,774

	$1,922,151	$2,972,270

(1)	The balance can be prepaid in whole (but not in part) at any time within a specified number of days (as defined in the indenture) following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

(2)	The balance can be redeemed in whole or in part following the occurrence of a tax or capital event (as defined in the terms of the preferred stock).
     Required annual principal payments for the five years subsequent to December 31, 2005 are as follows (in thousands):

2006	$16,337
2007	242
2008	2,847
2009	155,053
2010	83,060
Thereafter	1,662,461

$1,920,000

          Debt issuance costs, net of accumulated amortization, totaled $6.0 million and $6.7 million at December 31, 2005 and 2004, respectively, and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $671,000, $596,000, and $135,000 in 2005, 2004, and 2003 and is reported in other noninterest expenses on the consolidated statements of income.
          During the years ended December 31, 2005, 2004 and 2003, TSFG recognized losses on the early extinguishment of debt totaling $7.1 million, $1.4 million, and $2.7 million, respectively. Such losses are included in noninterest expenses. The loss for 2005 reflects the costs to terminate certain structured repurchase agreement borrowings totaling $1.5 billion, with interest rates ranging from 2.12% to 3.74%. The losses were offset by a gain related to prepayment discounts on Federal Home Loan Bank advances totaling $345.0 million with fixed interest rates ranging from 1.84% to 3.57%. The loss for 2004 related to prepayment penalties for repurchase agreement borrowings totaling $185.0 million with interest rates ranging from 1.54% to 2.99%. The loss for 2003 related to prepayment penalties for FHLB advances totaling $40.0 million with a fixed interest rate of 6.27%.
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
     The dividends earned by institutional holders of the Series A Trust Preferred Stock, the Series B Trust Preferred Stock, and the Series C Trust Preferred Stock for the six months ended June 30, 2003 (prior to reclassification to long-term debt under SFAS 150) amounted to $2.0 million (net of amortization of issuance costs of $144,000 and income taxes of $1.1 million).
Note 24. Contingent Liabilities and Commitments
Legal Proceedings
          TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not be expected to materially affect TSFG’s consolidated financial position or results of operations.
Recourse Reserve
          As part of its acquisition of Florida Banks, TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At December 31, 2005, the estimated recourse reserve liability, included in other liabilities, totaled $5.7 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.
Lease Commitments
          Minimum rental payments under noncancelable operating leases at December 31, 2005 are as follows (in thousands):

2006	$15,365
2007	15,013
2008	13,742
2009	11,971
2010	10,679
Thereafter	100,005

$166,775

          Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $15.0 million, $11.3 million, and $10.4 million in 2005, 2004, and 2003, respectively. The leases typically provide that the lessee pay property taxes, insurance, and maintenance cost.
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
          Unfunded loan commitments and letters of credit at December 31, 2005 were approximately $2.5 billion and included the following (in thousands):

Loan commitments:
Commercial, financial, agricultural, and other	$880,294
Commercial secured by real estate	902,728
Home equity loans	464,233
Standby letters of credit	192,586
Documentary letters of credit	776
Unused business credit card lines	19,225
          The total portfolios of loans serviced or subserviced for non-affiliated parties at December 31, 2005 and 2004 were $118.3 million and $155.2 million, respectively.
          TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are loan commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. At December 31, 2005, the aggregate dollar amount of these unfunded loan commitments to the aforementioned directors, officers and their associates totaled $20.8 million and are included in the unfunded loan commitments presented above.
          Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary and such amount was not significant at December 31, 2005. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2005 was $192.6 million.
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
          Quantitative measures established by regulation to ensure capital adequacy require TSFG and the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2005, that TSFG and the Subsidiary Banks met all capital adequacy requirements.
          As of December 31, 2005, the most recent notification from federal banking agencies categorized TSFG and the Subsidiary Banks as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” the Subsidiary Banks must maintain minimum total risk-based capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table. Since December 31, 2005, there have been no events or conditions that management believes have changed the Subsidiary Banks’ categories.
          TSFG’s and the Subsidiary Banks’ capital levels at December 31 exceeded the “well capitalized levels,” as shown below (dollars in thousands):

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	2005	2004	2005	2004	2005	2004
TSFG
Tier 1 capital	$1,001,841	$961,294	$452,321	$406,206	n/a	n/a
Total risk-based capital	1,181,672	1,130,749	904,641	812,413	n/a	n/a
Tier 1 capital ratio	8.86%	9.47%	4.00%	4.00%	n/a	n/a
Total risk-based capital ratio	10.45	11.13	8.00	8.00	n/a	n/a
Leverage ratio	7.07	7.34	4.00	4.00	n/a	n/a

Carolina First Bank
Tier 1 capital	$574,184	$565,664	$273,988	$258,039	$410,982	$387,059
Total risk-based capital	735,467	722,552	547,976	516,078	684,971	645,098
Tier 1 capital ratio	8.38%	8.77%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	10.74	11.20	8.00	8.00	10.00	10.00
Leverage ratio	6.26	6.31	4.00	4.00	5.00	5.00

Mercantile Bank
Tier 1 capital	$357,736	$323,110	$184,031	$152,642	$276,047	$228,963
Total risk-based capital	491,438	449,575	368,062	305,284	460,078	381,606
Tier 1 capital ratio	7.78%	8.47%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	10.68	11.78	8.00	8.00	10.00	10.00
Leverage ratio	6.85	7.23	4.00	4.00	5.00	5.00
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
Note 28. Average Share Information
          The following is a summary of the basic and diluted average common shares outstanding for the years ended December 31:

	2005	2004	2003
Basic
Average common shares outstanding (denominator)	73,307,403	64,592,317	49,204,173

Diluted
Average common shares outstanding	73,307,403	64,592,317	49,204,173
Dilutive potential common shares	1,287,223	1,642,854	1,124,180

Average diluted shares outstanding (denominator)	74,594,626	66,235,171	50,328,353

          The following options were outstanding for the years ended December 31 but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

2005		2004		2003
Number	Range of	Number	Range of	Number	Range of
of shares	Exercise Prices	of shares	Exercise Prices	of shares	Exercise Prices
236,698	$29.06 to $29.40	25,180	$29.93 to $30.35	393,639	$24.10 to $26.94
61,419	$29.93 to $31.26	33,489	$31.26	504,950	$27.50
420,995	$31.96	515,710	$31.96	105,788	$28.03 to $31.26
Note 29. Stock Compensation Plans
          TSFG has a long-term incentive plan (“2004 LTIP”), a restricted stock plan, and stock option plans. These plans provide for grants of or options to purchase TSFG’s $1 par value common stock. Restricted stock grants are expensed over the period the employee performs the related services, including the performance period (generally either the one-year or three-year period preceding the grant) and the vesting period (typically three or five years following the grant date). For performance-based restricted stock, TSFG estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. Income tax benefits related to stock compensation in excess of grant date fair value are recognized as an increase to surplus upon vesting and delivery of the stock.
2004 Long-Term Incentive Plan
          TSFG’s 2004 LTIP provides for incentive compensation in the form of stock options, restricted stock, performance units (which may be stock based), stock appreciation rights and director compensation. These grants may be made to directors, officers, employees, prospective employees, and consultants of TSFG. At December 31, 2005, authorized shares under the 2004 LTIP totaled 2 million shares. At December 31, 2005, TSFG had 1,611,273 shares available to be granted.

          During 2005, TSFG awarded 14,599 shares with a weighted-average fair value of $29.29 for director compensation. Directors’ fees associated with these grants totaled $428,000 in 2005. During 2004, TSFG awarded 8,659 shares with a weighted-average fair value of $28.71 for director compensation. Directors’ fees associated with these grants totaled $249,000 in 2004.
          Shares of restricted stock granted to employees under the 2004 LTIP are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. TSFG granted 82,401 shares of restricted stock in January 2005 related to the achievement of certain performance goals for 2004. At December 31, 2005, there were 62,803 shares of unvested restricted stock granted to employees with a weighted-average fair value of $30.54 computed as of the grant date. In addition, as of December 31, 2005, TSFG has issued 17,526 shares granted to employees which have already vested. The following is a summary of TSFG’s restricted stock grant under the 2004 LTIP, the weighted-average fair value at grant date, and compensation expense recognized on restricted stock awards for the two years ended December 31, 2005.

	2005	2004
Restricted shares granted to employees	82,401	—
Restricted shares canceled	(2,072)	—

	80,329	—

Weighted-average fair value of restricted stock granted during the year	$30.54	$—
Compensation expense recognized (in thousands)	$550	$1,253
          In December 2005, TSFG issued 271,550 cash-settled stand alone stock appreciation rights at a strike price of $29.40. The strike price of each stock appreciation right equals the fair market value of TSFG’s common stock on the date of grant. Stock appreciation rights issued to employees under this plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant. Since the strike price exceeded the market value of TSFG’s common stock at December 31, 2005, no expense was recognized for the stock appreciation rights during 2005.
Restricted Stock Plan
          TSFG has a Restricted Stock Plan for awards to certain key employees. At December 31, 2005, authorized shares under the Restricted Stock Plan totaled 875,000 shares. Shares granted under the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends. At December 31, 2005, there were 106,650 shares of unvested restricted stock with a weighted-average fair value of $28.30 computed as of the grant dates. In addition, as of December 31, 2005, TSFG has issued 586,665 shares under the Restricted Stock Plan which have already vested, and 181,685 shares are available to be granted.
          The following is a summary of TSFG’s restricted stock grants under the Restricted Stock Plan, the weighted-average fair values at grant date, and compensation expense recognized on restricted stock awards for the three years ended December 31, 2005.

	2005	2004	2003
Restricted shares granted to employees	—	210,145	69,805
Restricted shares canceled	(7,088)	(12,538)	(2,945)

	(7,088)	197,607	66,860

Weighted-average fair value of restricted stock granted during the year	$—	$28.31	$21.42
Compensation expense recognized (in thousands)	$738	$1,368	$3,298
Stock Option Plans
          TSFG has a Stock Option Plan, a Directors’ Stock Option Plan, a Fortune 50 Stock Option Plan, and options acquired from acquisitions (collectively referred to as “stock-based option plans”). At December 31, 2005, authorized shares under the Stock Option Plan totaled 4.7 million shares. The exercise price of each option either equals or exceeds the fair market value of TSFG’s Common Stock on the date of grant. Options issued to employees under the Stock Option Plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant. Under the Directors’ Stock Option Plan, TSFG may grant options to its non-employee directors and advisory board members. At December 31, 2005, authorized shares under the Directors’

Stock Option Plan totaled 650,000 shares. The exercise price of each directors’ option equals the fair market value of TSFG’s common stock on the date of grant. Options issued to directors under the Directors’ Stock Option Plan vest immediately on the grant date.
          The following is a summary of the activity under the stock-based option plans for the three years ended December 31, 2005.

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, January 1	4,740,973	$20.52	4,240,795	$18.66	3,962,518	$16.05
Granted:
Price = Fair Value	337,650	28.82	813,270	30.87	915,659	25.52
Price > Fair Value	—	—	11,760	27.98	—	—
Price < Fair Value (from acquisitions)	360,081	9.82	998,176	12.21	331,886	10.12
Cancelled	(266,209)	27.67	(154,300)	24.05	(150,722)	18.53
Exercised	(926,831)	13.13	(1,168,728)	12.90	(818,546)	10.26

Outstanding, December 31	4,245,664	$21.45	4,740,973	$20.52	4,240,795	$18.66

Exercisable, December 31	2,958,760	$18.86	2,944,270	$17.37	2,629,173	$16.64

          The following table summarizes information about stock options outstanding under the stock-based option plans at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	of Option	Remaining	Average	of Option	Average
Range of Exercise Prices	Shares	Contractual	Exercise	Shares	Exercise
Low/High Outstanding	Outstanding	Life (in yrs.)	Price	Exercisable	Price
$1.49/$3.19	5,487	7.2	$1.49	5,487	$1.49
$3.1961/$6.392	39,221	1.3	5.46	39,221	5.46
$6.3921/$9.588	297,098	3.6	8.39	297,098	8.39
$9.5881/$12.784	307,764	4.9	11.38	307,764	11.38
$12.7841/$15.98	351,814	3.3	14.23	351,314	14.23
$15.9801/$19.176	527,172	5.3	17.88	465,024	17.87
$19.1761/$22.372	963,148	4.9	21.32	728,493	21.37
$22.3721/$25.568	295,038	4.3	24.15	273,988	24.15
$25.5681/$28.764	710,310	7.5	27.59	343,413	27.58
$28.7641/$31.96	748,612	8.6	30.93	146,958	31.34

	4,245,664	5.7	$21.45	2,958,760	$18.86

Note 30. Employee Benefits
          TSFG maintains the Carolina First Salary Reduction Plan and Trust (“401(k) Plan”) for all eligible employees. Upon ongoing approval of the Board of Directors, TSFG matches employee contributions equal to six percent of compensation subject to certain adjustments and limitations. Contributions of $4.7 million, $3.9 million, and $3.3 million were charged to operations in 2005, 2004, and 2003, respectively.
          TSFG maintains The South Financial Group, Inc. Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP has a loan, guaranteed by TSFG, used to acquire shares of stock of TSFG. Such stock is pledged as collateral for the loan. At December 31, 2005, the ESOP owned 176,471 shares of TSFG stock, of which 37,006 were pledged to secure the loan. The remainder was allocated to individual accounts of participants. In accordance with the requirements of the American Institute of Certified Public Accountants Statements of Position 76-3 and 93-6, TSFG presents the outstanding loan amount as long-term debt and as a reduction of shareholders’ equity in the accompanying consolidated balance sheets (Note 22). TSFG contributions to the ESOP are the primary source of funds used to service the debt. Annual contributions consist of amounts necessary to service the debt and other amounts at the discretion of, and determined by, the Board of Directors, and may not exceed the maximum amount deductible under the applicable sections of the Internal Revenue Code. For the years ended December 31, 2005, 2004, and 2003, contributions of $402,000, $432,000, and $746,000, respectively, were charged to operations. There were no discretionary contributions made during 2005.
     TSFG maintains Supplementary Executive Retirement Plans (“SERPs”) for certain officers. These plans provide salary continuation benefits after the participant reaches normal retirement age (usually age 65) or early retirement (age 55 and 7 years of service) and continue for 15 years. The SERPs also provide limited benefits in the event of early termination or disability while employed by TSFG and full benefits to the officer’s beneficiaries in the event of the officer’s death. In the event of a change of control of TSFG as defined in the SERPs, the officers become 100% vested in the total benefit. TSFG has purchased life insurance policies on these officers in order to fund the payments required by the SERPs. For the years ended December 31, 2005, 2004 and 2003, costs of $5.1 million, $3.5 million, and $2.5 million, respectively, were charged to expense related to these SERPs.
     The SERP liability is accrued over the period until normal retirement date. The accrual is determined based on the present value of the estimated annual benefit payments at normal retirement, and by calculating a level principal amount required for the accrual to reach the present value of the estimated annual benefit payments at normal retirement. A discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined using the Moodys Aaa corporate bond rate published in the Federal Register as of the prior year end. In determining the estimated future annual benefit obligations, an estimated rate of compensation growth of 5% per year is used. Compensation, for purposes of determining the annual benefit levels as defined in the plans, is the average of the highest three years annual base salary plus bonus. The benefit level, as a percentage of compensation, generally ranges between 15% and 60%, as specified in each SERP agreement.
     If the Executive retires prior to normal retirement, or there is a change in the anticipated retirement date, and the Executive is eligible for the early retirement benefit under the SERP plan, the accrual is adjusted to reflect the calculated amount pursuant to provisions of the early retirement benefit.
     TSFG maintains an Executive Deferred Compensation Plan for certain officers. This plan allows the participant to defer up to 80% of base annual salary and 100% of annual bonus compensation on a pre-tax basis. TSFG provides a match of 10% of the employee contribution. The deferral elections are irrevocable and cannot be changed during the plan year. TSFG’s match becomes fully vested after five years. Payments from the plan will automatically begin upon the employee’s retirement, termination of employment, or death during employment. However, participants may choose to receive payments prior to these events, such as an in-service distribution, an elective early withdrawal, or upon a change in control. Deferred compensation expense, which is associated with TSFG’s matching contributions, totaled $140,000, $130,000, and $72,000 in 2005, 2004, and 2003, respectively.
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

Note 31. Merger-Related and Direct Acquisition Costs
     In connection with its acquisitions, TSFG recorded pre-tax merger-related costs, included in expense, and direct acquisition costs, included in goodwill. The merger-related and direct acquisition costs were recorded as incurred. The following summarizes these charges (in thousands) for the three years ended December 31, 2005:

	2005	2004	2003
Merger-Related Costs
Compensation-related expenses	$833	$2,533	$823
System conversion costs	906	1,505	1,196
Travel	491	910	214
Impairment loss from write-down of assets	—	—	181
Advertising	729	214	542
Other	1,050	2,704	2,171

	$4,009	$7,866	$5,127

Direct Acquisition Costs
Investment banking and professional fees	$2,808	$5,432	$2,257
Contract and lease terminations	1,078	8,547	875
Severance	312	1,094	6,486

	$4,198	$15,073	$9,618

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
     At December 31, 2005, the accruals for merger-related costs and direct acquisition costs totaled $82,000 and $108,000, respectively. These accruals are included in other liabilities.
Note 32. Related Party Transactions
     During the years ended December 31, 2005, 2004 and 2003, lease payments aggregating approximately $27,000, $26,000, and $26,000, respectively, were made to affiliates of directors or companies in which certain directors have an interest. These lease payments were made in the ordinary course of business and were on terms comparable to those that would have been obtained between unrelated parties.
     At December 31, 2005 and 2004, TSFG had loans to TSFG directors, directors of its subsidiaries, executive officers, and associates of such persons totaling $39.5 million and $39.5 million, respectively. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. At December 31, 2005, the aggregate dollar amount of these unfunded loan commitments to the aforementioned directors, officers and their associates totaled $20.8 million. See Notes 10 and 24 for further details.
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

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$341,195	$341,195	$199,847	$199,847
Interest-bearing bank balances	21,510	21,510	4,669	4,669
Trading securities	1,402	1,402	—	—
Securities available for sale	3,095,567	3,095,567	4,234,843	4,234,843
Securities held to maturity	62,648	62,697	75,245	76,552
Net loans	9,368,799	9,375,917	8,032,625	8,150,559
Derivative assets	6,725	6,725	13,441	13,441

Financial Liabilities
Deposits	9,234,437	8,691,573	7,670,944	7,683,671
Federal funds purchased and repurchase agreements	1,421,301	1,421,301	1,583,495	1,583,495
Other short-term borrowings	53,064	53,064	43,516	43,516
Long-term debt	1,922,151	1,921,082	2,972,270	2,993,712
Derivative liabilities	42,968	42,968	38,343	38,343
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

	Carolina	Mercantile		Eliminating
	First Bank	Bank	Other	Entries	Total
Year Ended December 31, 2005
Net interest income	$254,690	$164,919	$(10,553)	$—	$409,056
Provision for credit losses	31,554	9,057	(19)	—	40,592
Noninterest income	26,231	23,247	92,650	(86,918)	55,210
Noninterest expenses	197,812	118,015	99,144	(86,918)	328,053
Merger-related costs (a)	—	4,009	—	—	4,009
Amortization of intangibles (a)	3,177	5,314	146	—	8,637
Income tax expense	12,571	18,762	(5,929)	—	25,404
Discontinued operations, net of income tax	—	(396)	—	—	(396)
Net income	38,984	41,936	(11,099)	—	69,821

December 31, 2005
Total assets	$9,026,550	$5,701,350	$1,700,523	$(2,109,138)	$14,319,285
Total loans	5,695,119	3,871,447	—	(90,000)	9,476,566
Total deposits	5,646,031	3,647,630	—	(59,224)	9,234,437

Year Ended December 31, 2004
Net interest income	$239,253	$103,272	$(6,684)	$—	$335,841
Provision for credit losses	27,591	7,387	9	—	34,987
Noninterest income	97,331	20,510	79,948	(72,912)	124,877
Noninterest expenses	163,018	74,110	86,028	(72,912)	250,244
Merger-related costs (a)	779	7,010	77	—	7,866
Amortization of intangibles (a)	3,170	2,658	215	—	6,043
Income tax expense	44,710	16,757	(5,978)	—	55,489
Discontinued operations, net of income tax	—	(490)	—	—	(490)
Net income	101,265	25,038	(6,795)	—	119,508

December 31, 2004
Total assets	$9,242,495	$4,870,675	$1,609,685	$(1,924,166)	$13,798,689
Total loans	5,021,721	3,197,326	1,197	(91,185)	8,129,059
Total deposits	4,688,851	3,043,772	—	(61,679)	7,670,944

(a)	Included in noninterest expenses

	Carolina	Mercantile		Eliminating
	First Bank	Bank	Other	Entries	Total
Year Ended December 31, 2003
Net interest income	$197,263	$59,325	$(5,698)	$—	$250,890
Provision for credit losses	13,588	7,068	(75)	—	20,581
Noninterest income	73,489	19,078	66,467	(58,295)	100,739
Noninterest expenses	144,296	51,187	69,982	(58,295)	207,170
Merger-related costs (a)	2,781	2,303	43	—	5,127
Amortization of intangibles (a)	1,753	1,559	121	—	3,433
Income tax expense	35,106	6,274	(3,097)	—	38,283
Minority interest in consolidated subsidiary, net of tax	(2,010)	(2)	—	—	(2,012)
Net income	75,752	13,872	(6,041)	—	83,583

(a)	Included in noninterest expenses
Note 35. Parent Company Financial Information
     The following is condensed financial information (dollars in thousands) of The South Financial Group (Parent Company only):
Condensed Balance Sheets

	December 31,
	2005	2004
Assets
Cash and due from banks	$57,752	$51,790
Investment in subsidiaries:
Bank subsidiaries	1,572,638	1,462,472
Nonbank subsidiaries	5,014	17,165

Total investment in subsidiaries	1,577,652	1,479,637
Receivable from subsidiaries	75	2,710
Other investments	11,092	15,311
Other assets	48,029	41,397

	$1,694,600	$1,590,845

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$26,952	$19,577
Payables to subsidiaries	1,613	1,908
Borrowed funds	33,433	30,205
Subordinated debt	145,695	145,695
Shareholders’ equity	1,486,907	1,393,460

	$1,694,600	$1,590,845

Condensed Statements of Income

	Years Ended December 31,
	2005	2004	2003
Income
Equity in undistributed net income of subsidiaries	$48,292	$37,854	$43,558
Dividend income from subsidiaries	31,189	84,638	43,750
Gain on equity investments	3,239	6,056	3,785
Interest income from subsidiaries	336	277	275
Sundry	11,774	5,134	5,917

	94,830	133,959	97,285

Expenses
Interest on borrowed funds	10,950	8,149	7,016
Sundry	19,342	10,853	8,347

	30,292	19,002	15,363

Income before taxes	64,538	114,957	81,922
Income tax benefit	(5,283)	(4,551)	(1,661)

Net income	$69,821	$119,508	$83,583

Condensed Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
Operating Activities
Net income	$69,821	$119,508	$83,583
Adjustments to reconcile net income to net cash provided by operations
Equity in undistributed net income of subsidiaries	(48,292)	(37,854)	(43,558)
Gain on disposition of equity investments	(3,239)	(6,056)	(3,785)
Contribution to foundation	683	—	—
Other assets, net	(3,468)	(2,739)	(11,790)
Other liabilities, net	7,024	(5,515)	13,013

Net cash provided by operating activities	22,529	67,344	37,463

Investing Activities
Distribution from (investment in) subsidiaries	2,048	(37,279)	(132,096)
Loans to subsidiaries, net	3,628	(1,697)	1,794
Proceeds from disposition of equity investments	9,269	7,282	4,023
Purchase of equity investments	(3,845)	(3,018)	(4,425)

Net cash provided by (used for) investing activities	11,100	(34,712)	(130,704)

Financing Activities
Borrowings, net	3,228	(15,094)	1,290
Issuance of common stock, net	—	—	161,083
Cash dividends paid	(46,750)	(39,068)	(27,089)
Repurchase of common stock	—	—	(28,558)
Other	15,855	16,827	14,312

Net cash (used for) provided by financing activities	(27,667)	(37,335)	121,038

Net change in cash and cash equivalents	5,962	(4,703)	27,797
Cash and cash equivalents at beginning of year	51,790	56,493	28,696

Cash and cash equivalents at end of year	$57,752	$51,790	$56,493

Note 36. Quarterly Financial Data (Unaudited)
     The following provides quarterly financial data for 2005 and 2004 (dollars in thousands, except per share data).
2005 Quarterly Financial Data

	Three Months Ended
	December 31	September 30	June 30	March 31
Interest income	$204,412	$194,735	$184,901	$170,249
Interest expense	99,479	91,146	82,616	72,000

Net interest income	104,933	103,589	102,285	98,249
Provision for credit losses	10,833	8,853	9,944	10,962
Noninterest (loss) income	(24,960)	16,428	50,471	13,271
Noninterest expenses	100,973	81,035	79,535	66,510

(Loss) income before taxes and discontinued operations	(31,833)	30,129	63,277	34,048
Income tax (benefit) expense	(15,436)	9,039	20,565	11,236

(Loss) income from continuing operations	(16,397)	21,090	42,712	22,812
Discontinued operations, net of tax	—	—	—	(396)

Net (loss) income	$(16,397)	$21,090	$42,712	$22,416

Per common share, basic:
(Loss) income from continuing operations	$(0.22)	$0.28	$0.58	$0.32
Discontinued operations	—	—	—	(0.01)

Net (loss) income	$(0.22)	$0.28	$0.58	$0.31

Per common share, diluted:
(Loss) income from continuing operations	$(0.22)	$0.28	$0.57	$0.32
Discontinued operations	—	—	—	(0.01)

Net (loss) income	$(0.22)	$0.28	$0.57	$0.31

2004 Quarterly Financial Data

	Three Months Ended
	December 31	September 30	June 30	March 31
Interest income	$160,039	$147,218	$117,961	$117,014
Interest expense	62,915	55,134	45,080	43,262

Net interest income	97,124	92,084	72,881	73,752
Provision for credit losses	10,829	9,440	6,996	7,722
Noninterest income	19,082	48,266	10,163	47,366
Noninterest expenses	68,649	69,858	54,466	57,271

Income before taxes and discontinued operations	36,728	61,052	21,582	56,125
Income taxes	13,009	18,316	7,175	16,989

Income from continuing operations	23,719	42,736	14,407	39,136
Discontinued operations, net of tax	(325)	(165)	—	—

Net income	$23,394	$42,571	$14,407	$39,136

Per common share, basic:
Income from continuing operations	$0.33	$0.62	$0.24	$0.66
Discontinued operations	—	—	—	—

Net income	$0.33	$0.62	$0.24	$0.66

Per common share, diluted:
Income from continuing operations	$0.32	$0.61	$0.24	$0.64
Discontinued operations	—	—	—	—

Net income	$0.32	$0.61	$0.24	$0.64

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
(a)	At December 31, 2005, TSFG’s management, under the supervision and with the participation of TSFG’s Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of December 31, 2005, TSFG had a material weakness in its internal control over financial reporting as described below and as a result has concluded that TSFG’s disclosure controls and procedures were not effective. Management identified the following material weakness in internal control over financial reporting:

TSFG had ineffective policies and procedures related to the accounting for certain derivative financial instruments in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Specifically, TSFG did not have personnel possessing sufficient technical expertise related to the application of the provisions of SFAS 133 or with sufficient understanding of derivative instruments. This deficiency resulted in errors in the Company’s accounting for derivatives. This deficiency results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

(b)	(1) Statement of management’s responsibility for maintaining adequate internal controls:

See Management’s Statement of Responsibility included in Item 8 of this Annual Report on Form 10-K. See also Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.

(2) Statement identifying the framework utilized by management to assess internal control:

See Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.

(3) Management’s assessment of the effectiveness of internal control:

See Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.

(4) Statement that the independent registered public accounting firm has issued an attestation report on management’s assessment of internal control:

See Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.

(c)	Attestation report of KPMG LLP, an independent registered public accounting firm, on TSFG’s assessment of the effectiveness of its internal control over financial reporting:

See “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report on Form 10-K.

(d)	Changes in internal control over financial reporting:

TSFG continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.

We have implemented several important changes in our internal control over financial reporting related to our accounting for derivatives during 2005, some of which were formalized and enhanced during the fourth quarter. These actions include:
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
Item 9B. Other Information
     None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
     See Executive Compensation Plan Data in the Registrants’ Proxy Statement relating to the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.
     See Election of Directors, Executive Officers, Business Experience of Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.
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
     See Director Compensation and Executive Compensation in TSFG’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference. However, the information provided in the Proxy Statement under the headings “Compensation Committee Report on Executive Compensation” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or subject to liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     See Security Ownership of Certain Beneficial Owners and Management in TSFG’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
     See Certain Relationships and Related Transactions in TSFG’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
     See Audit Fees, Other Audit Committee Matters, and Ratification of Independent Registered Public Accounting Firm for 2006 in TSFG’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1)Financial Statements filed as part of this report:
The following items are included in Item 8 hereof:
Management’s Statement of Financial Responsibility
Management’s Report on Internal Control over Financial Reporting
Reports of KPMG LLP, an Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2005 and 2004

Consolidated Statements of Income—Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income—Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
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

     (a)(3) Listing of Exhibits

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation.	Incorporated by reference to Exhibits 3.1 and 3.2 of TSFG’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004, Commission File No. 15083.

3.2	Amended and Restated Bylaws of TSFG	Incorporated by reference to Exhibit 3.1 of TSFG’s Current Report on Form 8-K dated August 17, 2005, Commission File No. 0-15083

4.1	Specimen TSFG Common Stock certificate	Incorporated by Reference to Exhibit 4.1 of TSFG’s Registration Statement on Form S-1, Commission File No. 33-7470

4.2	Articles of Incorporation, as amended	Included as Exhibit 3.1

4.3	Bylaws	Included as Exhibit 3.2

4.4	Amended and Restated Common Stock Dividend Reinvestment Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-3, Commission File No. 333-112404

10.1*	TSFG Amended and Restated Restricted Stock Agreement Plan, as amended	Incorporated by reference to Exhibit 99.1 from TSFG’s Registration Statement on Form S-8, Commission File No. 33-82668/82670; Exhibit 10.1.1 from TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001; Exhibit 10.1.2 from TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001; and Exhibit 10.1.1 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.2*	TSFG Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.2 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 0-15083

10.3*	TSFG Amended and Restated Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.2 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1998, Commission File No. 0-15083; Exhibit 10.3.2 of TSFG’s Registration Statement on Form S-4, Commission File No. 333-32590; Exhibit 10.3.3 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083; and Exhibit 10.3.4 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.4*	TSFG Salary Reduction Plan	Incorporated by reference to Exhibit 28.1 of TSFG’s Registration Statement on Form S-8, Commission File No. 33-25424

10.5*	Noncompetition, Severance and Employment Agreement dated October 13, 2000, by and between TSFG and Mack I. Whittle, Jr.:	Incorporated by reference to Exhibit 10.5 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001

10.6*	Noncompetition, Severance and Employment Agreement dated October 13, 2000, by and between TSFG and William S. Hummers III, as amended	Incorporated by reference to Exhibit 10.6 of TSFG’s Annual Report on Form 10-K for year ended December 31, 2001 and Exhibit 99.1 of TSFG’s Current Report on Form 8-K filed January 19, 2006.

Exhibit No.	Description of Exhibit	Location
10.7*	Noncompetition, Severance and Employment Agreement dated as of May 30, 2001, by and between TSFG and James W. Terry, Jr.	Filed herewith

10.8*	Noncompetition, Severance and Employment Agreement dated as of January 1, 2002, by and between TSFG and John C. DuBose	Incorporated by reference to Exhibit 10.8 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001

10.9*	Noncompetition, Severance and Employment Agreement dated as of March 31, 2000, by and between TSFG and Andrew B. Cheney	Incorporated by reference to Exhibit 10.10 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001 and Exhibit 99.1 of TSFG’s Current Report on Form 8-K dated December 7, 2005

10.10*	TSFG Short-Term Performance Plan	Incorporated by reference to Exhibit 10.3 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, Commission File No. 0-15083

10.11*	TSFG Amended and Restated 2001Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.14 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.12*	Amended and Restated TSFG Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 15083

10.13*	TSFG Directors Stock Option Plan	Incorporated by reference to Exhibit 99.1 from TSFG’s Registration Statement on Form S-8, Commission File No. 33-82668/82670

10.14*	TSFG Amended and Restated Fortune 50 Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-8, Commission File No. 333-31948

10.15*	Carolina First Bank Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.16*	Supplemental Executive Retirement Agreements between TSFG and Mack I. Whittle, Jr., William S. Hummers III, John C. DuBose, Andrew B. Cheney and James W. Terry, Jr.	Incorporated by reference to Exhibit 10.25 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 0-15083

10.17*	TSFG 2004 Long Term Incentive Plan	Incorporated by reference to Exhibit 10.25 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.18*	TSFG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.27 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.19*	Form of Grant for TSFG 2004-2006 Long-Term Incentive Plan – Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.23 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005

10.20*	Management Incentive Compensation Plan Targets	Incorporated by reference to Form 8-K filed on February 28, 2006, Commission File No. 0-15083

10.21*	Noncompetition, Severance and Employment Agreements between TSFG and each of William P. Crawford, Jr., J.W. Davis, Mary A. Jeffrey, Timothy K. Schools, Kendall L. Spencer and Michael W. Sperry	Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.5, 10.6 and 10.7 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.22*	Supplemental Executive Retirement Agreements between TSFG and each of William P. Crawford, Jr., Mary A. Jeffrey, Timothy K. Schools, Kendall L. Spencer, and Michael W. Sperry	Incorporated by reference to Exhibits 10.8, 10.9, 10.11, 10.12 and 10.13 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

11.1	Statement of Computation of Earnings Per Share.	Filed herewith as Note 28 of the Notes to Consolidated Financial Statements

21.1	Subsidiaries of TSFG	Filed herewith

22.1	Proxy Statement for the 2006 Annual Meeting of Shareholders	Future filing incorporated by reference pursuant to General Instruction G(3)

23.1	Consent of KPMG LLP	Filed herewith

Exhibit No.	Description of Exhibit	Location
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

*	This is a management contract or compensatory plan.
     Copies of exhibits are available upon written request to the Corporate Secretary of The South Financial Group, Inc.

Type	Date Filed	Reporting Purpose

     (c) See Item 15(a)(3).

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The South Financial Group, Inc.

Name	Title	Date

/s/ Mack I. Whittle, Jr.	President and Chief Executive Officer	March 13, 2006

Mack I. Whittle, Jr.

/s/ Timothy K. Schools	Executive Vice President	March 13, 2006

Timothy K. Schools	(Principal Accounting and Chief Financial Officer)
     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Name	Title	Date

/s/ Mack I. Whittle, Jr.	Chairman and Director	March 13, 2006

Mack I. Whittle, Jr.

/s/ William P. Brant	Director	March 13, 2006

William P. Brant

/s/ J. W. Davis	Director	March 13, 2006

J. W. Davis

/s/ C. Claymon Grimes, Jr.	Director	March 13, 2006

C. Claymon Grimes, Jr.

/s/ M. Dexter Hagy	Director	March 13, 2006

M. Dexter Hagy

/s/ William S. Hummers III	Director	March 13, 2006

William S. Hummers III

/s/ Challis M. Lowe	Director	March 13, 2006

Challis M. Lowe

/s/ Darla Moore	Director	March 13, 2006

Darla Moore

/s/ Jon W. Pritchett	Director	March 13, 2006

Jon W. Pritchett

Name	Title	Date

/s/ H. Earle Russell, Jr.	Director	March 13, 2006

H. Earle Russell, Jr.

/s/ Charles B. Schooler	Director	March 13, 2006

Charles B. Schooler

/s/ Edward J. Sebastian	Director	March 13, 2006

Edward J. Sebastian

/s/ John C. B. Smith, Jr.	Director	March 13, 2006

John C. B. Smith, Jr.

/s/ William R. Timmons III	Director	March 13, 2006

William R. Timmons III

/s/ Samuel H. Vickers	Director	March 13, 2006

Samuel H. Vickers

/s/ David C. Wakefield III	Director	March 13, 2006

David C. Wakefield III

INDEX TO EXHIBITS

Exhibit No.	Description
10.7	Noncompetition, Severance and Employment Agreement dated as of May 30, 2001, by and between TSFG and James W. Terry, Jr.

21.1	Subsidiaries of TSFG

23.1	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.