Form 10-Q
period 2006-03-31
SOUTH FINANCIAL GROUP INC
filed 2006-05-09
CIK 797871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒.

The number of outstanding shares of the issuer's $1.00 par value common stock as of May 3, 2006 was 74,989,866.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	March 31,		December 31,
	2006	2005	2005
Assets
Cash and due from banks	$249,324	$219,968	$341,195
Interest-bearing bank balances	10,406	5,793	21,510
Securities
Trading	--	20	1,402
Available for sale	2,982,574	4,763,986	3,095,567
Held to maturity (market value $57,263, $70,269 and $62,697, respectively)	57,508	69,805	62,648
Total securities	3,040,082	4,833,811	3,159,617
Loans held for sale	23,536	23,958	37,171
Loans held for investment	9,720,891	8,398,360	9,439,395
Allowance for loan losses	(111,219)	(97,989)	(107,767)
Net loans held for investment	9,609,672	8,300,371	9,331,628
Premises and equipment, net	203,953	178,044	193,574
Accrued interest receivable	69,739	63,861	70,838
Goodwill	649,684	574,130	647,907
Other intangible assets	41,644	37,791	43,851
Other assets	463,885	462,653	471,994
	$14,361,925	$14,700,380	$14,319,285

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$1,536,796	$1,290,427	$1,512,508
Interest-bearing	7,641,886	6,884,543	7,721,929
Total deposits	9,178,682	8,174,970	9,234,437
Federal funds purchased and repurchase agreements	1,534,680	1,724,813	1,421,301
Other short-term borrowings	36,356	36,312	53,064
Long-term debt	1,911,929	3,211,887	1,922,151
Accrued interest payable	58,000	37,892	54,401
Other liabilities	158,173	150,303	147,024
Total liabilities	12,877,820	13,336,177	12,832,378

Commitments and contingencies (Note 6)

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares;
issued and outstanding none	--	--	--
Common stock-par value $1 per share; authorized 200,000,000
shares; issued and outstanding 74,907,489, 71,757,924, and
74,721,461 shares, respectively	74,907	71,758	74,721
Surplus	1,153,056	1,064,673	1,151,005
Retained earnings	324,839	298,943	309,768
Guarantee of employee stock ownership plan debt and nonvested restricted stock	(327)	(4,341)	(2,687)
Common stock held in trust for deferred compensation	(1,279)	(1,383)	(1,404)
Deferred compensation payable in common stock	1,279	1,383	1,404
Accumulated other comprehensive loss, net of tax	(68,370)	(66,830)	(45,900)
Total shareholders' equity	1,484,105	1,364,203	1,486,907
	$14,361,925	$14,700,380	$14,319,285

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest Income
Interest and fees on loans	$169,188	$121,478
Interest and dividends on securities:
Taxable	32,543	46,148
Exempt from federal income taxes	3,344	2,462
Total interest and dividends on securities	35,887	48,610
Interest on short-term investments	292	161
Total interest income	205,367	170,249
Interest Expense
Interest on deposits	62,479	39,977
Interest on short-term borrowings	17,680	10,111
Interest on long-term debt	22,296	21,912
Total interest expense	102,455	72,000
Net Interest Income	102,912	98,249
Provision for Credit Losses	9,911	10,962
Net interest income after provision for credit losses	93,001	87,287
Noninterest Income	29,320	13,271
Noninterest Expenses	79,834	66,510
Income before income taxes and discontinued
operations	42,487	34,048
Income taxes	14,680	11,236
Income from continuing operations	27,807	22,812
Discontinued operations, net of income tax	--	(396)
Net Income	$27,807	$22,416

Average Common Shares Outstanding, Basic	74,685	71,376
Average Common Shares Outstanding, Diluted	75,339	73,021
Per Common Share, Basic
Income from continuing operations	$0.37	$0.32
Discontinued operations	--	(0.01)
Net income	$0.37	$0.31
Per Common Share, Diluted
Income from continuing operations	$0.37	$0.32
Discontinued operations	--	(0.01)
Net income	$0.37	$0.31

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2004	71,252,346	$71,252	$1,056,185	$284,519	$(18,496)	$1,393,460
Net income	--	--	--	22,416	--	22,416
Other comprehensive loss, net of
income tax of $28,283	--	--	--	--	(48,334)	(48,334)
Comprehensive loss	--	--	--	--	--	(25,918)
Cash dividends declared
($0.16 per common share)	--	--	--	(11,475)	--	(11,475)
Common stock activity:
Exercise of stock options, including
income tax benefit of $1,975	387,534	388	6,210	--	--	6,598
Dividend reinvestment plan	30,741	31	852	--	--	883
Restricted stock plan	79,796	80	1,159	(918)	--	321
Employee stock purchase plan	4,179	4	115	--	--	119
Director compensation	3,328	3	104	--	--	107
Common stock purchased by trust for
deferred compensation	--	--	--	(482)	--	(482)
Deferred compensation payable in common
stock	--	--	--	482	--	482
Miscellaneous	--	--	48	60	--	108
Balance, March 31, 2005	71,757,924	$71,758	$1,064,673	$294,602	$(66,830)	$1,364,203

Balance, December 31, 2005	74,721,461	$74,721	$1,151,005	$307,081	$(45,900)	$1,486,907
Net income	--	--	--	27,807	--	27,807
Other comprehensive loss, net of
income tax of $13,083	--	--	--	--	(22,470)	(22,470)
Comprehensive income	--	--	--	--	--	5,337
Cash dividends declared ($0.17 per common
share)	--	--	--	(12,735)	--	(12,735)
Common stock activity:
Exercise of stock options, including
income tax benefit of $643	164,607	165	2,706	--	--	2,871
Dividend reinvestment plan	32,624	32	781	--	--	813
Restricted stock plan	(20,110)	(20)	(140)	--	--	(160)
Employee stock purchase plan	4,765	5	113	--	--	118
Director compensation	4,142	4	110	--	--	114
Common stock released by trust for
deferred compensation	--	--	--	125	--	125
Deferred compensation payable in common
stock	--	--	--	(125)	--	(125)
Reversal of unearned compensation
upon adoption of SFAS 123R	--	--	(2,301)	2,301	--	--
Stock option expense	--	--	751	--	--	751
Miscellaneous	--	--	31	58	--	89
Balance, March 31, 2006	74,907,489	$74,907	$1,153,056	$324,512	$(68,370)	$1,484,105

* Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$27,807	$22,416
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	11,718	10,737
Provision for credit losses	9,911	10,962
Share-based compensation expense	1,019	321
Loss (gain) on sale of securities available for sale	183	(234)
Gain on equity investments	(858)	(1,711)
Loss on trading and derivative activities	1,125	16,305
Gain on sale of loans	(2,094)	(1,270)
(Gain ) loss on disposition of premises and equipment	(126)	2
Loss (gain) on disposition of other real estate owned	572	(569)
Contribution to foundation	--	683
Gain on early extinguishment of debt	--	(1,428)
(Increase) decrease in trading account assets	(6)	95
Origination of loans held for sale	(104,066)	(108,366)
Sale of loans held for sale and principal repayments	119,857	108,038
Increase in other assets	(897)	(35,310)
Increase in other liabilities	12,224	37,690
Net cash provided by operating activities	76,369	58,361

Cash Flows from Investing Activities
Sale of securities available for sale	13,085	409,061
Maturity, redemption, call, or principal repayments of securities available for sale	98,509	443,744
Maturity, redemption, call, or principal repayments of securities held to maturity	5,100	5,375
Purchase of securities available for sale	(24,595)	(1,460,538)
Origination of loans held for investment, net of principal repayments	(292,533)	(304,274)
Sale of other real estate owned	2,062	2,369
Sale of premises and equipment	453	670
Purchase of premises and equipment	(15,434)	(12,902)
Net cash used for investing activities	(213,353)	(916,495)

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Financing Activities
(Decrease) increase in deposits	(42,476)	509,847
Increase in federal funds purchased and repurchase agreements	113,379	141,334
Decrease in other short-term borrowings	(17,115)	(7,412)
Issuance of long-term debt	--	1,084,850
Payment of long-term debt	(10,090)	(843,664)
Cash dividends paid on common stock	(12,708)	(11,416)
Other common stock activity	3,019	5,840
Net cash provided by financing activities	34,009	879,379
Net change in cash and cash equivalents	(102,975)	21,245
Cash and cash equivalents at beginning of year	362,705	204,516
Cash and cash equivalents at end of period	$259,730	$225,761

Supplemental Cash Flow Data
Interest paid	$98,438	$61,542
Income tax (refunds received) payments, net	(4,046)	590
Significant non-cash investing and financing transactions:
Change in unrealized (loss) gain on available for sale securities	(31,425)	(76,617)
Security sales settled subsequent to quarter-end	--	23,581
Security purchases settled subsequent to quarter-end	--	18,335
Loans transferred to other real estate owned	1,033	1,396

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 1 - General

The foregoing unaudited Consolidated Financial Statements and Notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the Notes to Consolidated Financial Statements included in TSFG's Annual Report on Form 10-K for the year ended December 31, 2005 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements. The Consolidated Balance Sheet at December 31, 2005 is derived from TSFG’s Consolidated Audited Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Nature of Operations

TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, treasury services, mortgage, and wealth management (which consists of insurance, retail investment, benefits administration, and trust and investment management). It has two bank subsidiaries, Carolina First Bank, a South Carolina banking corporation headquartered in Greenville, South Carolina, and Mercantile Bank, a Florida banking corporation headquartered in Jacksonville, Florida. It also owns several non-bank subsidiaries. At March 31, 2006, TSFG operated through 80 branch offices in South Carolina, 66 in Florida, and 26 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

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

TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles (“GAAP”). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity's activities. TSFG consolidates voting interest entities in which it has at least a majority of the voting interest. As defined in GAAP, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The following TSFG subsidiaries are VIEs for which TSFG is not the primary beneficiary: South Financial Capital Trust I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, MountainBank Capital Trust I, Florida Banks Capital Trust I, Florida Banks Capital Trust II, Florida Banks Statutory Trust I, Florida Banks Statutory Trust II, and Florida Banks Statutory Trust III. Accordingly, the accounts of these entities are not included in TSFG’s Consolidated Financial Statements. At March 31, 2006 and 2005, the statutory business trusts (“Trusts”) created by TSFG had outstanding trust preferred securities with an aggregate par value of $135.5 million. The trust preferred securities have floating interest rates ranging from 8.06% to 8.72% at March 31, 2006 and maturities ranging from 2031 to 2033. The principal assets of the Trusts are $139.7 million of the Company’s subordinated notes with identical rates of interest and maturities as the trust preferred securities. The Trusts have issued $4.2 million of common securities to the Company. The Company records interest expense on the subordinated debt and recognizes the dividend income on the common stock of the trust entities.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2006 presentations.

Recently Adopted Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.

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

Share-Based Compensation

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

At March 31, 2006, TSFG had several stock-based employee compensation plans, which are described more fully in Note 8. Prior to January 1, 2006, TSFG accounted for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”), as permitted by SFAS 123. No stock-based employee compensation cost was recognized in net income related to these plans for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, TSFG adopted SFAS No. 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. TSFG has elected to expense future grants of awards with graded vesting on a straight-line basis over the requisite service period of the entire award. Results for prior periods have not been restated.

Prior to the adoption of SFAS 123R, TSFG presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. There was no excess tax benefit related to share-based compensation in the first quarter of 2006.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

The following table provides pro forma net income and earnings per share information, as if TSFG had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation option plans for the periods presented (dollars in thousands, except per share data).

March 31, 2005
Net Income
Net income, as reported	$ 22,416
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for
all option awards, net of income tax	655
Pro forma net income	$ 21,761

Basic Earnings Per Share
As reported	$ 0.31
Pro forma	0.30

Diluted Earnings Per Share
As reported	$ 0.31
Pro forma	0.30

See Note 8 for a summary of TSFG’s assumptions used to estimate the grant-date per share fair value of options in the above table.

Consolidation of Limited Partnerships

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue No. 04-5 is effective for all limited partnerships created or modified after June 29, 2005, and will become effective for all other limited partnerships at the beginning of the first interim period in fiscal years beginning after December 15, 2005 (effective January 1, 2006, for TSFG). The adoption of this guidance had no material effect on TSFG’s financial condition or results of operations.

Recently Issued Accounting Pronouncements

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets -an amendment of FASB Statement No. 140,” which simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 is effective for fiscal years beginning after September 15, 2006. TSFG will continue to amortize its current mortgage servicing asset as permitted by SFAS 156; consequently, adoption of this standard is not expected to have a significant impact on TSFG’s shareholders’ equity or results of operations.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for fiscal years beginning after September 15, 2006. Adoption of this standard is not expected to have a significant impact on TSFG’s shareholders’ equity or results of operations.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 2 - Supplemental Financial Information to Consolidated Statements of Income

The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Noninterest Income
Service charges on deposit accounts	$ 11,288	$ 8,577
Debit card income	1,921	1,515
Customer service fee income	1,009	831
Total customer fee income	14,218	10,923

Insurance income	2,977	1,286
Retail investment services	2,023	1,290
Trust and investment management income	1,457	978
Benefits administration fees	667	587
Total wealth management income	7,124	4,141

Bank-owned life insurance income	2,819	2,761
Merchant processing income	2,686	2,038
Mortgage banking income	1,884	1,487
(Loss) gain on sale of securities available for sale	(183)	234
Gain on equity investments	858	1,711
Loss on trading and derivative activities	(1,125)	(11,568)
Other	1,039	1,544
Total noninterest income	$ 29,320	$ 13,271

Noninterest Expenses
Salaries and wages	$ 32,054	$ 24,577
Employee benefits	9,029	9,024
Occupancy	7,313	6,099
Furniture and equipment	5,952	5,533
Professional services	5,779	4,436
Advertising and business development	2,506	1,909
Amortization of intangibles	2,207	1,806
Merchant processing expense	2,165	1,632
Telecommunications	1,418	1,326
Merger-related costs	-	305
Contribution to foundation	-	683
Gain on early extinguishment of debt	-	(1,428)
Other	11,411	10,608
Total noninterest expenses	$ 79,834	$ 66,510

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive (Loss) Income

The following summarizes accumulated other comprehensive (loss) income, net of tax (in thousands):

	Three Months Ended March 31,
	2006	2005
Net Unrealized Losses on Securities Available for Sale
Balance at beginning of period	$(46,350)	$(18,496)
Other comprehensive loss:
Unrealized holding losses arising during the period	(30,750)	(74,672)
Income tax benefit	11,405	27,598
Less: Reclassification adjustment for gains and losses included in net income	(675)	(1,945)
Income tax expense	233	685
	(19,787)	(48,334)
Balance at end of period	(66,137)	(66,830)

Net Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	450	--
Other comprehensive loss:
Unrealized loss on change in fair values	(3,959)	--
Income tax benefit	1,386
Less: Amortization of terminated swaps	(169)
Income tax expense	59	--
	(2,683)	--
Balance at end of period	(2,233)	--
	$(68,370)	$(66,830)

Total other comprehensive income (loss)	$(22,470)	$(48,334)
Net income	27,807	22,416
Comprehensive income (loss)	$5,337	$(25,918)

Note 4 – Gross Unrealized Losses on Investment Securities

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	March 31, 2006
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Treasury	$126,918	$963	$49,845	$2,427	$176,763	$3,390
U.S. Government agencies	567,055	14,350	83,431	3,915	650,486	18,265
Mortgage-backed securities	469,895	15,553	1,115,726	58,580	1,585,621	74,133
State and municipals	158,693	3,076	178,620	5,093	337,313	8,169
Corporate bonds	74,303	2,479	39,938	1,634	114,241	4,113
Equity investments	65	3	965	94	1,030	97
	$1,396,929	$36,424	$1,468,525	$71,743	$2,865,454	$108,167

Securities Held to Maturity
State and municipals	$5,256	$109	$18,958	$514	$24,214	$623

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

	March 31, 2005
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Treasury	$ 203,115	$ 6,425	$ 24,015	$ 1,101	$ 227,130	$ 7,526
U.S. Government agencies	958,398	13,556	109,532	4,482	1,067,930	18,038
Mortgage-backed securities	2,180,434	55,318	578,749	21,344	2,759,183	76,662
State and municipals	176,548	2,569	80,589	2,423	257,137	4,992
Corporate bonds	78,583	1,766	15,953	379	94,536	2,145
Federal National Mortgage
Association preferred stock	43,623	1,101	--	--	43,623	1,101
Federal Home Loan Mortgage
Corporation preferred stock	11,614	376	--	--	11,614	376
Equity investments	1,191	76	--	--	1,191	76
	$ 3,653,506	$ 81,187	$ 808,838	$ 29,729	$ 4,462,344	$ 110,916

Securities Held to Maturity
State and municipals	$ --	$ --	$ 27,136	$ 489	$ 27,136	$ 489

At March 31, 2006, TSFG had 1,315 individual investments that were in an unrealized loss position. The unrealized losses on investments summarized above, except for equity investments, were attributable to increases in interest rates, rather than credit quality. Nearly all of these securities are rated AAA so the credit risk is minimal. TSFG believes it has the ability to hold its debt securities until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

At March 31, 2006, TSFG’s unrealized losses in its equity investments are not considered impaired on an other-than-temporary basis due to the lack of severity and duration of the impairments.

Note 5 – Derivative Financial Instruments and Hedging Activities

The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) is presented below.

	March 31, 2006			December 31, 2005
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with
borrowing activities	$ 236	$ --	$ 183,000	$ 1,785	$ --	$ 278,500
Interest rate swaps associated with
lending activities	--	5,751	435,000	422	1,515	435,000

Fair Value Hedges
Interest rate swaps associated with
deposit taking activities	--	42,115	1,251,170	48	29,315	1,111,170

Other Derivatives
Forward foreign currency contracts	120	120	24,054	482	482	31,715
Options, interest rate swaps and other	4,325	12,295	360,186	3,988	11,656	221,453
	$ 4,681	$ 60,281	$ 2,253,410	$ 6,725	$ 42,968	$ 2,077,838

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

As part of our mortgage activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans (“rate locks”) and the forward sales commitments are freestanding derivative instruments and are generally funded within 90 days. The values of the rate locks and forward sale commitments are estimated based on indicative market prices being bid on similarly structured mortgage backed securities. At March 31, 2006, the gross fair value of the rate locks was a liability of $138,000. The gross fair value of forward sales commitments was an asset of $256,000 at March 31, 2006.

In the three months ended March 31, 2006 and 2005, noninterest income included losses of $1.1 million and $11.6 million, respectively, for trading and derivative activities. These losses include the change in fair value of derivatives which do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps. The first quarter 2006 losses also include $451,000 representing ineffectiveness of fair value hedges. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three months ended March 31, 2006.

Note 6 – Commitments and Contingent Liabilities

Legal Proceedings

TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not be expected to materially affect TSFG's consolidated financial position or results of operations.

Recourse Reserve

As part of its acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At March 31, 2006, the estimated recourse reserve liability, included in other liabilities, totaled $6.1 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 7 – Share Information

The following is a summary of the basic and diluted average common shares outstanding and earnings per share calculations (in thousands, except share and per share data):

	Three Months ended March 31,
	2006	2005
Numerators
Income from continuing operations	$27,807	$22,812
Discontinued operations, net of income tax	--	(396)
Net income	$27,807	$22,416
Basic
Average common shares outstanding (denominator)	74,685,192	71,376,085
Earnings per share:
Income from continuing operations	$0.37	$0.32
Discontinued operations	--	(0.01)
Net income	$0.37	$0.31
Diluted
Average common shares outstanding	74,685,192	71,376,085
Average dilutive potential common shares	654,091	1,644,920
Average diluted shares outstanding (denominator)	75,339,283	73,021,005
Earnings per share:
Income from continuing operations	$0.37	$0.32
Discontinued operations	--	(0.01)
Net income	$0.37	$0.31

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

	Number	Range of
	of Shares	Exercise Prices
For the Three Months Ended
March 31, 2006	1,424,299	$26.55 to $31.96
March 31, 2005	527,899	$31.26 to $31.96

Note 8 – Stock Compensation Plans

TSFG has a Long-Term Incentive Plan (“2004 LTIP”), a restricted stock plan, and various stock option plans. These plans provide for grants of restricted stock, options to purchase TSFG’s $1 par value common stock, or other share-based awards. Restricted stock grants are expensed over the period the employee performs the related services, including the performance period (generally either the one-year or three-year period preceding the grant) and the vesting period (typically three or five years following the grant date). For performance-based restricted stock, TSFG estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. Income tax benefits related to stock compensation in excess of grant date fair value are recognized as an increase to surplus upon vesting and delivery of the stock. The compensation cost that has been charged against income for these plans was $1.0 million and $321,000, respectively, for the three months ended March 31, 2006 and 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $129,000 and $112,000, respectively, for the three months ended March 31, 2006 and 2005.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Restricted Stock and Other Share-Based Awards

TSFG’s 2004 LTIP provides for incentive compensation in the form of stock options, restricted stock, performance units (which may be stock based), stock appreciation rights and other stock-based forms of director compensation. These grants may be made to directors, officers, employees, prospective employees, and consultants of TSFG. At March 31, 2006, authorized shares under the 2004 LTIP totaled 2 million shares, of which 1,622,628 shares were available to be granted. TSFG also has a Restricted Stock Plan for awards to certain key employees. At March 31, 2006, authorized shares under the Restricted Stock Plan totaled 875,000 shares, of which 184,003 shares were available to be granted.

During the first quarter of 2006, TSFG awarded 4,142 shares with a weighted-average fair value of $27.54 for director compensation under the 2004 LTIP. Directors’ fees associated with these grants totaled $114,000 in the first quarter of 2006. During the first quarter of 2005, TSFG awarded 3,328 shares with a weighted-average fair value of $32.20 for director compensation. Directors’ fees associated with these grants totaled $107,000 in the first quarter of 2005.

Shares of restricted stock granted to employees under both the 2004 LTIP and the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

The following is a summary of the status of TSFG’s nonvested shares of restricted stock as of March 31, 2006 and changes during the three months ended March 31, 2006.

	2004 LTIP		Restricted Stock Plan
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1	62,803	$30.54	106,650	$28.30
Granted	--	--	--	--
Vested	(16,216)	30.54	(35,545)	28.30
Cancelled	(1,422)	30.54	(2,318)	28.30
Nonvested at March 31	45,165	30.54	68,787	28.30

As of March 31, 2006, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock grants. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was one year. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $1.5 million and $2.1 million, respectively.

In addition, TSFG issues cash-settled stand alone stock appreciation rights under the 2004 LTIP. The strike price of each stock appreciation right equals the fair market value of TSFG's common stock on the date of grant. Stock appreciation rights issued to employees under this plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant. The following is a summary of the stock appreciation rights activity under the LTIP for the three months ended March 31, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term	Aggregate Intrinsic Value ($000)
Outstanding, January 1	271,550	$29.40
Granted	--	--
Cancelled	(14,075)	29.40
Exercised	--	--

Outstanding, March 31	257,475	$29.40	9.7	$--

Exercisable, March 31	--	$--	--	$--

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Unrecognized stock-based compensation expense related to stock appreciation rights totaled $1.0 million at March 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 4.71 years.

Stock Option Plans

TSFG has a Stock Option Plan, a Directors' Stock Option Plan, a Fortune 50 Stock Option Plan, and option plans assumed in connection with acquisitions (collectively referred to as “stock-based option plans”). At March 31, 2006, authorized shares under the Stock Option Plan totaled 4.7 million shares. The exercise price of each option either equals or exceeds the fair market value of TSFG's Common Stock on the date of grant. Options issued to employees under the Stock Option Plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant. Under the Directors' Stock Option Plan, TSFG may grant options to its non-employee directors and advisory board members. At March 31, 2006, authorized shares under the Directors’ Stock Option Plan totaled 650,000 shares. The exercise price of each director’s option equals the fair market value of TSFG's common stock on the date of grant. Options issued to directors under the Directors’ Stock Option Plan vest immediately on the grant date.

The fair value of TSFG’s stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for TSFG’s employee stock options. Assumptions include, but are not limited to, TSFG’s expected price volatility over the term of the awards, which is based on historical volatility of TSFG’s common stock. The following is a summary of TSFG’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2006	2005
Expected life (in years)	6.50	6.93
Expected volatility	28.30%	34.72%
Risk-free interest rate	4.55	3.97
Expected dividend yield	2.55	2.10
Weighted-average fair value of options granted during the period	$7.45	$10.49

The following is a summary of the activity under the stock-based option plans for the three months ended March 31, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractural Term	Aggregate Intrinsic Value ($000)
Outstanding, January 1	4,245,664	$21.45
Granted	7,500	26.69
Cancelled	(48,681)	28.27
Exercised	(173,994)	14.34

Outstanding, March 31	4,030,489	$21.68	5.7	$22,469

Exercisable, March 31	2,894,340	$19.21	4.7	$21,375

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $537,000 and $925,000, respectively. Unrecognized stock-based compensation expense related to stock options totaled $7.1 million at March 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.15 years.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Cash received from option exercise under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $2.2 million and $5.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $643,000 and $2.0 million, respectively, for the three months ended March 31, 2006 and 2005. TSFG has a policy of issuing new shares to satisfy share option exercises.

Note 9 – Business Segments

TSFG has two principal operating subsidiaries, Carolina First Bank and Mercantile Bank, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits, wealth management income, and other customer related fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

TSFG evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 and in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2005.

Segment information (in thousands) is shown in the table below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment. Effective December 1, 2005, CF Technology Services Company, a wholly-owned subsidiary of TSFG, was merged into Carolina First Bank. Reclassifications have been made to the March 31, 2005 presentation in order to conform to the current presentation.

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Three Months Ended March 31, 2006
Net interest income	$63,491	$42,706	$(3,285)	$--	$102,912
Provision for credit losses	9,246	665	--	--	9,911
Noninterest income	28,867	8,961	3,732	(12,240)	29,320
Noninterest expenses	56,250	31,977	3,847	(12,240)	79,834
Amortization of intangibles (a)	728	1,443	36	--	2,207
Income tax expense	9,281	6,573	(1,174)	--	14,680
Net income	17,581	12,452	(2,226)	--	27,807

March 31, 2006
Total assets	$8,999,381	$5,732,685	$1,703,751	$(2,073,892)	$14,361,925
Total loans	5,876,016	3,958,411	--	(90,000)	9,744,427
Total deposits	5,622,894	3,599,119	--	(43,331)	9,178,682

(a) Included in noninterest expenses

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total

Three Months Ended March 31, 2005
Net interest income	$63,365	$37,214	$(2,330)	$--	$98,249
Provision for credit losses	9,248	1,722	(8)	--	10,962
Noninterest income	13,382	3,518	5,586	(9,215)	13,271
Noninterest expenses	46,255	24,618	4,852	(9,215)	66,510
Merger-related costs (a)	--	305	--	--	305
Amortization of intangibles (a)	811	959	36	--	1,806
Income tax expense	6,864	4,749	(377)	--	11,236
Discontinued operations, net of income tax	--	(396)	--	--	(396)
Net income	14,380	9,247	(1,211)	--	22,416

March 31, 2005
Total assets	$9,722,173	$5,380,748	$1,573,579	$(1,976,120)	$14,700,380
Total loans	5,227,512	3,284,799	892	(90,885)	8,422,318
Total deposits	5,051,230	3,169,592	--	(45,852)	8,174,970

(a) Included in noninterest expenses

Note 10 – Subsequent Events

TSFG, through a newly-formed, unconsolidated subsidiary (South Financial Capital Trust 2006-I), issued $35.0 million of trust preferred securities to institutional investors on April 28, 2006. Dividends on these securities (payment of which is guaranteed by TSFG) are payable quarterly at a rate per annum equal to three-month LIBOR plus 1.56%. These securities must be redeemed on July 7, 2036, but may be redeemed in whole or in part after July 7, 2011 at par plus accrued interest. These trust preferred securities are eligible for inclusion in tier 1 capital. In connection with this transaction, TSFG contributed $1.1 million of capital and issued $36.1 million in unsecured subordinated notes due July 7, 2036 to this subsidiary. These notes have identical rates of interest and maturities as the trust preferred securities.

In the second quarter 2006, TSFG’s board of directors approved new LTIP awards for the period 2006 – 2008. This plan is in addition to the existing 2004 – 2006 LTIP plan, which awarded a 52.25% payout in 2004 and 0% in 2005, and is expected to pay 0% in 2006. A total of 273,100 restricted stock units were awarded under the new LTIP, and includes both service and performance-based awards. One-third of these shares represent service awards which will be expensed ratably over the three-year vesting period, assuming continued employment of the LTIP participant. The remaining two-thirds are performance-based awards and will vest based on achieving during 2006 – 2008 certain earnings per share targets relative to a broad regional bank peer group, and return on equity targets. The compensation expense related to the performance-based restricted stock units will be recognized ratably over the period from the date of assessment through December 31, 2008, based on the probability that the performance targets will be met. If the performance targets are not reached, the corresponding restricted stock units will be forfeited.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, "TSFG"), except where the context requires otherwise. TSFG may also be referred to herein as "we", "us", or "our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2005. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be attained for any other period.

TSFG primarily operates through two wholly-owned subsidiary banks, Carolina First Bank and Mercantile Bank, which are collectively referred to as the “Subsidiary Banks.”

INDEX TO ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Page

Website Availability of Reports Filed with the Securities and Exchange Commission	18
Forward-Looking Statements	18
Non-GAAP Financial Information	19
Overview	19
Critical Accounting Policies and Estimates	21
Expanded Corporate Facilities	21
Acquisitions	21
Balance Sheet Review	21
Earnings Review	36
Enterprise Risk Management	41
Off-Balance Sheet Arrangements	43
Liquidity	43
Recently Adopted Accounting Pronouncements	44
Recently Issued Accounting Pronouncements	46

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

Forward-Looking Statements

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;
•	changes in interest rates, deposit rates, the net interest margin, and funding sources;
•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;
•	risks inherent in making loans including repayment risks and changes in the value of collateral;
•	loan growth, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);

•	level, composition, and repricing characteristics of the securities portfolio;
•	deposit growth, change in the mix or type of deposit products;
•	fluctuations in consumer spending;
•	competition in the banking industry and demand for our products and services;
•	continued availability of senior management;
•	technological changes;
•	ability to increase market share;
•	income and expense projections, and ability to control expenses;
•	risks associated with income taxes, including the potential for adverse adjustments;
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

Non-GAAP Financial Information

This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). TSFG also presents certain tax-equivalent net interest margin comparisons including the net cash settlements on certain interest rate swaps. Management believes that these presentations of tax-equivalent net interest income aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. TSFG also presents loan and deposit growth, excluding loans/deposits acquired net of dispositions (referred to herein as “organic growth”). In discussing its deposits, TSFG presents “customer deposits”, which are defined by TSFG as total deposits less brokered deposits. Wholesale borrowings include short-term and long-term borrowings and brokered deposits. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

The South Financial Group is a financial holding company, headquartered in Greenville, South Carolina, with $14.4 billion in total assets and 172 branch offices in South Carolina, Florida, and North Carolina at March 31, 2006. Founded in 1986, TSFG focuses on fast-growing banking markets in the Southeast and concentrates its growth in metropolitan statistical areas. TSFG operates primarily through two subsidiary banks:

•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, operating in South Carolina and North Carolina, and on the Internet under the brand name, Bank CaroLine; and
•	Mercantile Bank, a Florida-headquartered bank, operating in Florida.

At March 31, 2006, approximately 48% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 39% were in Florida, and 13% were in North Carolina.

TSFG uses a super-community bank strategy, serving small and middle market businesses and retail customers. As a super-community bank, TSFG combines personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

During 2005, TSFG continued to expand in its Southeastern markets. In May 2005, TSFG acquired Pointe Financial Corporation (“Pointe”), headquartered in Boca Raton, Florida, which had approximately $432 million in assets.

In addition, company-wide in 2005, TSFG acquired three Florida-based insurance/financial planning agencies, opened ten de novo branches, and closed two branches.

TSFG reported net income of $27.8 million, or $0.37 per diluted share, for first quarter 2006, compared with $22.4 million, or $0.31 per diluted share, for first quarter 2005. Net income for first quarter 2005 included a $17.2 million loss for the decline in fair value of interest rate swaps. Average diluted shares outstanding increased 3.2%, principally as a result of the May 2005 acquisition of Pointe.

During the past year, in response to the flattening yield curve and lower profitability of investment securities, TSFG reduced its level of investment securities and wholesale borrowings. TSFG took these actions in an effort to reduce interest rate and capital risk. Investment securities declined 37.1% from a year earlier to $3.0 billion at March 31, 2006, and wholesale borrowings decreased 22.8% to $4.9 billion at March 31, 2006. At March 31, 2006, TSFG’s securities-to-total assets ratio declined to 21.2% of total assets, down from 32.9% at March 31, 2005. TSFG’s ratio of wholesale borrowings to total assets declined to 34.0% at March 31, 2006, down from 43.0% at March 31, 2005. These actions reflect TSFG’s focus on improving its balance sheet mix by increasing the relative level and mix of customer assets and liabilities.

Using period-end balances, TSFG’s loans held for investment at March 31, 2006 increased 15.7% (12.0% excluding the impact of loans acquired through the acquisition of Pointe) from a year ago, and customer deposit balances grew 14.0% (9.2% excluding the acquisition of Pointe). Comparing March 31, 2006 versus December 31, 2005, TSFG’s period-end loan growth totaled 12.1% linked-quarter annualized while its customer deposits declined 6.1% linked-quarter annualized. The decline in customer deposits was largely due to decreased levels of certificates of deposit, which TSFG generally elected not to price aggressively. In the first quarter of 2006, TSFG heightened its focus on its lowest-cost deposits, which increased modestly based on period-end balances.

Tax-equivalent net interest income was $104.7 million for first quarter 2006, a $5.1 million increase over $99.6 million for first quarter 2005, reflecting solid loan growth and a higher net interest margin. While average earning assets declined slightly, the earning asset mix improved with a 16.3% increase in average loans and a 30.6% decline in average securities. The net interest margin increased to 3.31% for first quarter 2006 from 3.13% for first quarter 2005. First quarter 2005 tax-equivalent net interest income excluded $4.7 million for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. (Instead, the net cash settlement for these interest rate swaps was recorded in noninterest income, reducing net interest income and increasing noninterest income.) If the impact of these net cash settlements were included in the net interest margin, the tax-equivalent net interest margin would have totaled 3.28% for first quarter 2005.

Noninterest income increased to $29.3 million for first quarter 2006 from $13.3 million for first quarter 2005. Noninterest income for first quarter 2005 included a loss of $17.2 million for the change in fair value of interest rate swaps and income of $4.7 million for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. Noninterest income reflected double-digit growth for TSFG’s fee-based businesses, including merchant, mortgage, treasury services, and wealth management. In 2005, TSFG made incremental investments in the leadership, products, and sales of these fee-based lines of businesses. Noninterest income for first quarter 2006 included a $1.1 million loss on trading and certain other derivative activities, compared with a $904,000 gain for first quarter 2005.

Noninterest expenses totaled $79.8 million for first quarter 2006, compared to $66.5 million for first quarter 2005, an increase of 20.0%. Salaries and wages and employee benefits, which account for 50.7% of the total noninterest expenses for first quarter 2006, increased 20.4% to $40.5 million. The increase in noninterest expenses included the Pointe and insurance company acquisitions, the addition of new branch locations, higher incentives and commissions relating to fee-based businesses, additional stock-based compensation expense from the adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” and higher professional fees.

Nonperforming asset and charge-off ratios continued to improve in first quarter 2006. At March 31, 2006, nonperforming assets as a percentage of loans held for investment and foreclosed property declined to 0.46% from 0.58% at March 31, 2005. Annualized first quarter 2006 net loan charge-offs improved to 0.29% of average loans held for investment from 0.45% for first quarter 2005. TSFG’s provision for credit losses decreased to $9.9 million for first quarter 2006 from $11.0 million for first quarter 2005, primarily as a result of lower net loan charge-offs and improved credit quality measures. The allowance for loan loss coverage of nonperforming loans at March 31, 2006 totaled 3.11 times, compared with 2.48 times a year earlier.

TSFG’s tangible equity to tangible asset ratio totaled 5.80% at March 31, 2006, up from 5.34% at March 31, 2005. At March 31, 2006, the after-tax net unrealized loss on available for sale securities totaled $66.1 million, comparable to the $66.8 million at March 31, 2005.

Critical Accounting Policies and Estimates

TSFG's accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of judgmental estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the accounting for derivatives and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, stock-based and discretionary compensation, and other employee benefit agreements. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. TSFG has procedures and processes in place to facilitate making these judgments.

For additional information regarding critical accounting policies, refer to the Annual Report of TSFG on Form 10-K for the year ended December 31, 2005, specifically Item 8, Note 1 – Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements and the section captioned “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. As more fully discussed in Note 1 – General and Note 8 – Stock Compensation Plans in the accompanying notes to the Consolidated Financial Statements included in this report, TSFG changed its method of accounting for stock options in connection with the adoption of a new accounting standard which eliminated the ability to account for stock-based compensation using the intrinsic value method of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB Opinion 25”) and requires such transactions to be recognized in the income statement based on their fair values at the date of grant.

Expanded Corporate Facilities

On March 17, 2006, TSFG acquired approximately 68 acres of land in Greenville County, South Carolina for a purchase price of $10.4 million for the purpose of developing a corporate campus to consolidate existing office space and to meet TSFG’s future employment needs. The expected cost of this project is approximately $100 million, less certain tax incentives awarded by the state, city, and county governments, which will be effective assuming that $100 million is invested and 600 new jobs are created by December 31, 2011. Construction is expected to commence in the near term and to be substantially completed by December 31, 2008.

Acquisitions

No acquisitions were completed during the first three months of 2006.

Balance Sheet Review

Loans

TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At March 31, 2006, outstanding loans totaled $9.7 billion, which equaled 106% of total deposits and 68% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, consumer loans (including both direct and indirect loans), and one-to-four family residential mortgage loans. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At March 31, 2006, approximately 7% of the portfolio was unsecured.

Loans held for investment increased $1.3 billion, or 15.7%, to $9.7 billion at March 31, 2006 from $8.4 billion at March 31, 2005. This increase included $311.6 million in net acquired loans held for investment from the acquisition of Pointe. Excluding net acquired loans held for investment of $311.6 million, organic loan growth for the period from

March 31, 2005 to March 31, 2006 was 12.0% (based on period-end balances). Organic loan growth was concentrated primarily in commercial loans.

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

TSFG generally sells a majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale decreased to $23.5 million at March 31, 2006 from $37.2 million at December 31, 2005 and $24.0 million at March 31, 2005, primarily related to loan volume and timing of loan sales.

Table 1 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 1
Loan Portfolio Composition
(dollars in thousands)
	March 31,		December 31,
	2006	2005	2005
Commercial, financial and agricultural	$1,986,588	$1,725,846	$1,936,963
Real estate - construction (1)	1,478,931	1,052,269	1,497,605
Real estate - residential mortgages (1-4 family)	1,524,957	1,288,973	1,493,317
Commercial secured by real estate (1)	3,658,755	3,174,438	3,441,576
Consumer	1,071,660	1,156,834	1,069,934
Loans held for investment	$9,720,891	$8,398,360	$9,439,395

Percentage of Loans Held for Investment
Commercial, financial and agricultural	20.5%	20.5%	20.5%
Real estate - construction (1)	15.2	12.5	15.9
Real estate - residential mortgages (1-4 family)	15.7	15.3	15.8
Commercial secured by real estate (1)	37.6	37.8	36.5
Consumer	11.0	13.9	11.3
Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

Table 2 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 1, which stratifies the portfolio by collateral type and borrower type. Certain prior period amounts have been reclassified to conform to current period presentation.

Table 2
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)
	March 31,		December 31
	2006	2005	2005
Commercial Loans
Commercial and industrial	$2,303,909	$2,275,606	$2,271,605
Owner - occupied real estate (1)	806,256	824,051	801,953
Commercial real estate	4,116,217	3,289,299	3,933,927
	7,226,382	6,388,956	7,007,485

Consumer Loans
Indirect – sales finance	928,633	835,629	916,318
Other consumer loans	1,013,987	634,473	956,668
Home equity	551,889	539,302	558,924
	2,494,509	2,009,404	2,431,910

Total loans held for investment	$9,720,891	$8,398,360	$9,439,395

Percentage of Loans Held for Investment
Commercial and industrial	23.7%	27.1%	24.1%
Owner - occupied real estate (1)	8.3	9.8	8.5
Commercial real estate	42.3	39.2	41.7
Indirect – sales finance	9.6	9.9	9.7
Other consumer loans	10.4	7.6	10.1
Home equity	5.7	6.4	5.9
Total	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

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

Indirect - sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two years to six years.

Other consumer loans are loans to individuals to finance personal, family, or household needs, and also include residential mortgages. Typical loans are loans to finance auto purchases, home repairs and additions, and home purchases. TSFG generally sells a majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans, based on predeterminted criteria, in its held for investment portfolio as part of its overall balance sheet management strategy.

Home equity loans are loans to homeowners, secured primarily by junior mortgages on their primary residences, to finance personal, family, or household needs. These loans may be in the form of amortizing loans or lines of credit with terms up to 15 years.

The portfolio’s most significant concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. By product type, commercial construction and development loans, the largest component of commercial real estate loans, represent 36.2% of the total commercial real estate loans at March 31, 2006, up from 35.9% at December 31, 2005. The risk attributable to the concentration in commercial real estate loans is managed by focusing our lending on markets with which we are familiar and on borrowers with proven track records whom we believe possess the financial means to weather adverse market conditions. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the loss potential in its commercial real estate loans is not materially greater than that of any other segment of the portfolio.

In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio. Table 3 sorts the commercial real estate portfolio by geography and property type.

Table 3
Commercial Real Estate Loans
(dollars in thousands)
	March 31, 2006		December 31, 2005
	Balance	% of Total	Balance	% of Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$793,569	19.3%	$736,269	18.7%
Tampa Bay Florida	470,076	11.4	463,842	11.8
North Coastal South Carolina (Myrtle Beach)	428,070	10.4	371,221	9.4
Midlands South Carolina (Columbia)	385,240	9.3	356,766	9.1
Upstate South Carolina (Greenville)	354,104	8.6	384,699	9.8
Northeast Florida (Jacksonville)	331,557	8.0	319,482	8.1
North Central Florida	306,995	7.5	307,044	7.8
Central Florida (Orlando)	267,220	6.5	273,470	6.9
South Coastal South Carolina (Charleston)	266,356	6.5	249,808	6.4
South Florida (Ft. Lauderdale)	244,823	5.9	219,240	5.6
Marion County, Florida (Ocala)	137,905	3.4	127,126	3.2
Greater South Charlotte South Carolina (Rock Hill)	130,302	3.2	124,960	3.2
Total commercial real estate loans	$4,116,217	100.0%	$3,933,927	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$1,489,839	36.2%	$1,413,956	35.9%
Mixed use	465,165	11.3	436,055	11.1
1-4 family residential investment property	360,622	8.8	330,760	8.4
Residential construction	306,170	7.4	280,541	7.1
Retail	283,150	6.9	260,990	6.6
Undeveloped land	267,740	6.5	271,922	6.9
Multi-family residential	230,721	5.6	218,591	5.6
Hotel/motel	162,371	3.9	184,351	4.7
Other (1)	550,439	13.4	536,761	13.7
Total commercial real estate loans	$4,116,217	100.0%	$3,933,927	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.
Note:	At March 31, 2006 and December 31, 2005, average loan size for commercial real estate loans totaled $424,000 and $415,000, respectively.

Portfolio risk is also managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of both Carolina First Bank and Mercantile Bank and by requiring Board of Director approval to exceed this house limit. At March 31, 2006, TSFG’s house lending limit was $35 million, and three credit relationships totaling $126.2 million were in excess of the limit. The 19 largest credit relationships have an aggregate outstanding principal balance of $290.7 million, or 3.0% of total loans held for investment at March 31, 2006, up from 2.9% of total loans held for investment at March 31, 2005.

TSFG participates in “shared national credits” (multi-bank credit facilities of $20 million or more), primarily to borrowers who are headquartered or conduct business in or near our markets. At March 31, 2006, the loan portfolio included commitments totaling $669.9 million in shared national credits. Outstanding borrowings under these commitments totaled $237.3 million at March 31, 2006, increasing from $222.7 million at December 31, 2005.

Going forward, TSFG plans to proactively evaluate its earning asset categories to determine their profitability versus certain internal hurdle rates and evaluate alternate funding sources such as loan securitizations, loan sales, and/or other ongoing sale programs.

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

Table 4 presents our credit quality indicators.

Table 4
Credit Quality Indicators
(dollars in thousands)

	March 31,				December 31,
	2006		2005		2005
Loans held for investment	$9,720,891		$8,398,360		$9,439,395
Allowance for loan losses	111,219		97,989		107,767
Allowance for credit losses (1)	112,454		98,690		109,350

Nonaccrual loans - commercial (2)	28,367		32,329		25,145
Nonaccrual loans - consumer	3,818		2,901		3,417
Nonaccrual loans - mortgage	3,537		4,333		4,693
Restructured loans	--		--		--
Total nonperforming loans	35,722		39,563		33,255
Foreclosed property (other real estate owned and personal
property repossessions)	9,323		9,416		10,722
Total nonperforming assets	$45,045		$48,979		$43,977

Loans past due 90 days or more (mortgage and consumer
with interest accruing)	$2,369		$1,816		$4,548

Total nonperforming assets as a percentage of loans held for
investment and foreclosed property	0.46%		0.58%		0.47%
Allowance for loan losses to nonperforming loans	3.11	x	2.48	x	3.24	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.
(2)	At March 31, 2006 and December 31, 2005, nonaccrual loans – commercial included $693,000 and $1.9 million, respectively, in restructured loans.

TSFG’s nonperforming assets as a percentage of loans held for investment and foreclosed property at March 31, 2006 improved from March 31, 2005 and December 31, 2005, primarily due to loan growth without a corresponding increase in nonperforming assets.

Table 5 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.

Table 5
Impaired Loans
(dollars in thousands)

	At and for the Three Months Ended March 31,		At and For the Year Ended December 31,
	2006	2005	2005
Impaired loans	$22,055	$25,654	$16,911
Average investment in impaired loans	20,506	27,532	25,581
Related allowance	4,904	5,247	4,336
Foregone interest	269	520	1,200

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

The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (direct installment, indirect installment, revolving, and mortgage) and by credit risk grade for performing commercial loans. Nonperforming commercial loans are reviewed for impairment and impairment is measured in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15” (“SFAS 114”), and assigned specific allocations. To allow for modeling margin for imprecision, a range of probable loss ratios (from 95% to 105% of the adjusted historical loss ratio) is then derived for each segment. The resulting percentages are then applied to the dollar amounts of loans in each segment to arrive at each segment's range of probable loss levels.

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

The Allowance is then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss range for each category. The unallocated component is the sum of the amounts by which final loss estimates exceed the lower end estimates for each category. The unallocated component of the Allowance represents probable incurred losses inherent in the portfolio based on our analysis that are not fully captured in the allocated component. Allocation of the Allowance to respective loan portfolio components is not necessarily indicative of future losses or future allocations. The entire Allowance is available to absorb incurred losses in the loan portfolio.

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

Table 6 summarizes the changes in the Allowance and provides certain ratios related to the Allowance.

Table 6
Summary of Loan Loss Experience
(dollars in thousands)

	At and For The Three Months Ended March 31,				At and For The Year Ended December 31,
	2006		2005		2005
Allowance for loan losses, beginning of year	$107,767		$96,434		$96,434
Purchase accounting adjustments	--		--		3,741
Net charge-offs:
Loans charged-off	(8,873)		(10,974)		(39,214)
Loans recovered	2,066		1,784		7,313
	(6,807)		(9,190)		(31,901)
Additions to allowance through provision expense	10,259		10,745		39,493
Allowance for loan losses, end of period	$111,219		$97,989		$107,767

Average loans held for investment	$9,606,556		$8,263,252		$8,848,279
Loans held for investment, end of period	9,720,891		8,398,360		9,439,395
Net charge-offs as a percentage of average loans held for
investment (annualized)	0.29%		0.45%		0.36%
Allowance for loan losses as a percentage of loans held
for investment	1.14		1.17		1.14
Allowance for loan losses to nonperforming loans	3.11	x	2.48	x	3.24	x

Securities

TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from the investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits and securities sold under repurchase agreements. Table 7 shows the carrying values of the investment securities portfolio.

Table 7
Investment Securities Portfolio Composition
(dollars in thousands)

	March 31,		December 31,
	2006	2005	2005
Trading (at fair value)
U.S. Treasury	$--	$20	$22
U.S. Government agencies	--	--	137
State and municipal	--	--	1,243
	--	20	1,402
Available for Sale (at fair value)
U.S. Treasury	178,864	229,272	182,468
U.S. Government agencies	648,264	1,070,577	656,442
Mortgage-backed securities	1,603,090	2,913,531	1,688,862
State and municipal	356,057	284,241	373,892
Other investments:
Corporate bonds	114,241	118,257	112,246
Federal Home Loan Bank ("FHLB") stock	67,504	75,850	67,553
Federal National Mortgage Association preferred stock	--	45,741	--
Federal Home Loan Mortgage Corporation preferred stock	--	11,614	--
Community bank stocks	10,577	11,602	10,067
Other equity investments	3,977	3,301	4,037
	2,982,574	4,763,986	3,095,567
Held to Maturity (at amortized cost)
State and municipal	57,408	69,705	62,548
Other investments	100	100	100
	57,508	69,805	62,648
Total	$3,040,082	$4,833,811	$3,159,617

Total securities as a percentage of total assets	21.2%	32.9%	22.1%

Percentage of Total Securities Portfolio
U.S. Treasury	5.9%	4.8%	5.8%
U.S. Government agencies	21.3	22.1	20.8
Mortgage-backed securities	52.7	60.3	53.4
State and municipal	13.6	7.3	13.9
Other investments	6.5	5.5	6.1
Total	100.0%	100.0%	100.0%

Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $3.2 billion in the first three months of 2006, 30.6% below the average for the corresponding period in 2005 of $4.6 billion. Since March 31, 2005, TSFG reduced its securities in an effort to lower its interest rate risk in a rising rate and flattening yield curve environment and to reduce its reliance on wholesale borrowings. The average tax-equivalent portfolio yield increased for the three months ended March 31, 2006 to 4.80% from 4.41% in the first three months of 2005. The securities yield increased partially due to the balance sheet repositioning mentioned above which reduced lower yielding securities held in TSFG’s portfolio, compared with the first quarter 2005.

TSFG strives to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off borrowings, to fund loan growth, or to reinvest in securities at then current market rates.

The expected duration of the debt securities portfolio increased to approximately 4.3 years at March 31, 2006 from approximately 3.8 years at December 31, 2005 and approximately 3.9 years at March 31, 2005. If interest rates continue to rise, the duration of the debt securities portfolio may extend.

The available for sale portfolio constituted 98.1% of total securities at March 31, 2006. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. Nearly all of these securities are rated AAA so the credit risk is minimal. Approximately 72% of MBS are collateralized mortgage obligations (“CMOs”) with a total expected duration of 5.5 years. At March 31, 2006, approximately 20% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from three to ten years. Many of these adjustable rate MBS are still in the fixed rate period, and are therefore anticipated to behave more like a fixed rate instrument over the next twelve months or more.

Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease.

The net unrealized loss on securities available for sale (pre-tax) totaled $105.1 million at March 31, 2006, compared with a $73.6 million loss at December 31, 2005. This increase in unrealized loss was primarily due to increases in long-term interest rates in the first three months of 2006 and was spread throughout the portfolio with the most significant being MBS, which increased $18.0 million. If interest rates increase, TSFG expects its net unrealized loss on securities available for sale to increase. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

Community Bank Stocks. At March 31, 2006, TSFG had equity investments in nine community banks located in the Southeast with a cost basis of $8.1 million and a market value of $10.6 million. In each case, TSFG owns less than 5% of the community bank's outstanding common stock. TSFG made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks are included in securities available for sale.

Intangible Assets

Intangible assets totaled $691.3 million at March 31, 2006, up from $611.9 million at March 31, 2005, principally due to the Pointe acquisition.

Derivative Financial Instruments

Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified on-balance sheet risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), trading derivatives, derivatives that do not qualify for hedge accounting under SFAS 133 but otherwise achieve economic hedging goals (“economic hedges”), and customer hedging programs. Table 8 shows the fair value of TSFG’s derivative assets and liabilities (which are included in other assets and other liabilities, respectively, in the Consolidated Financial Statements) and their related notional amounts. TSFG’s trading derivatives, economic hedges, and customer hedging programs are included in Other Derivatives in Table 8.

Table 8
Summary of Derivative Assets and Liabilities
(dollars in thousands)

	March 31, 2006			December 31, 2005
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with
borrowing activities	$236	$--	$183,000	$1,785	$--	$278,500
Interest rate swaps associated with
lending activities	--	5,751	435,000	422	1,515	435,000

Fair Value Hedges
Interest rate swaps associated with
deposit taking activities	--	42,115	1,251,170	48	29,315	1,111,170

Other Derivatives
Forward foreign currency contracts	120	120	24,054	482	482	31,715
Options, interest rate swaps and other	4,325	12,295	360,186	3,988	11,656	221,453
	$4,681	$60,281	$2,253,410	$6,725	$42,968	$2,077,838

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

Fair Value Hedges. TSFG enters into interest rate swaps to effectively convert its fixed rate brokered CDs to floating rates. The interest rate swaps are structured such that the notional amount, termination date, fixed rate and other relevant terms match those of the brokered CD it is hedging. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method. Amortization of the prepaid fees on the brokered CDs, included in interest expense, was $577,000 and $941,000 for the quarters ended March 31, 2006 and 2005, respectively.

TSFG has entered into interest rate swaps relating to certain indexed CD products, including equity-linked CDs and inflation-indexed CDs. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method.

In the first quarter of 2006, noninterest income includes $451,000 of losses representing ineffectiveness of fair value hedges.

Cash Flow Hedges. TSFG uses interest rate swaps to hedge the repricing characteristics of certain floating rate assets and liabilities. The initial assessment of expected hedge effectiveness and the ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in either the benchmark interest rate or overall cash flows, depending on the specific hedge relationship. TSFG has entered into pay-fixed interest rate swaps to convert a portion of its variable rate structured repurchase agreement portfolio and FHLB advances to fixed rates. In addition, TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from prime-based commercial loans through 2008 and expects to enter into additional interest rate swaps on its prime-based commercial loans. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the quarter ended March 31, 2006.

Trading. From time to time, TSFG enters into derivative financial contracts that are not designed to hedge specific transactions or identified assets or liabilities and therefore do not qualify for hedge accounting, but are rather part of the Company’s overall risk management strategy. Such contracts include interest rate futures, option contracts on certain U.S. agency debt securities, and certain other interest rate swaps that are not designated as hedges. The futures contracts are exchange-traded, while the option contracts are over-the-counter instruments with money center and super-regional financial institution counterparties. These contracts are marked to market through earnings each period and are generally short-term in nature. At March 31, 2006 there were no such contracts outstanding.

Mortgage Loan Commitments and Forward Sales Commitments. As part of its mortgage lending activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans (“rate locks’) and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. During 2005, TSFG expanded its strategy to include selling mortgage loans on a pooled basis in addition to individual loan sales. As a result, the amount of time between origination date and sale date has increased, which has increased the amount of interest rate risk associated with these loans. The value of the rate locks (and of the forward sale commitments mentioned below) is estimated based on indicative market prices being bid on similarly structured mortgage backed securities. At March 31, 2006, the gross fair value of the rate locks was a liability of $138,000.

The Company enters into forward sales commitments of closed mortgage loans to third parties at a specified price. The forward sales commitments are entered into to economically hedge the change in fair value of the underlying mortgage loans. The change in the value of the forward sales commitments is recognized through current period earnings. The loans are accounted for on the basis of the lower of cost or market guidelines. Fair value hedging gains or losses related to the forward sales commitments were not material for the quarter ended March 31, 2006. The gross fair value of forward sales commitments was an asset of $256,000 at March 31, 2006.

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

Counterparty credit risk with other derivative counterparties (generally money-center and super-regional financial institutions) is evaluated through existing policies and procedures. This evaluation considers the total relationship between TSFG and each of the counterparties. Individual limits are established by management and approved by the credit department. Margin collateral in the form of cash or marketable securities is required if the exposure between TSFG and any counterparty exceeds established limits. Based on declines in the counterparties' credit rating, these limits are reduced and additional margin collateral is required.

A deterioration of the credit standing of one or more of the counterparties to these contracts may result in the related hedging relationships being deemed ineffective or in TSFG not achieving its desired economic hedging outcome. This could occur if the credit standing of the counterparty deteriorated such that either the fair value of underlying collateral no longer supported the contract or the counterparty's ability to provide margin collateral was impaired.

Deposits

Deposits remain TSFG's primary source of funds. Average customer deposits provided funding for 60.4% of average earning assets in the first three months of 2006 and 51.5% in the first three months of 2005. Carolina First Bank and Mercantile Bank face strong competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as brokered CDs, FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and, if appropriate, any increases in investment securities.

Table 9 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 9
Type of Deposits
(dollars in thousands)

	March 31,		December 31,
	2006	2005	2005
Noninterest-bearing demand deposits	$1,536,796	$1,290,427	$1,512,508
Interest-bearing checking	1,116,579	896,844	1,109,297
Money market accounts	2,265,571	2,663,405	2,290,134
Savings accounts	191,449	191,128	187,101
Total transaction accounts	5,110,395	5,041,804	5,099,040
Time deposits under $100,000	1,381,468	922,934	1,401,469
Time deposits of $100,000 or more	1,285,048	857,717	1,395,247
Total customer deposits (1)	7,776,911	6,822,455	7,895,756
Brokered deposits	1,401,771	1,352,515	1,338,681
Total deposits	$9,178,682	$8,174,970	$9,234,437

Percentage of Deposits
Noninterest-bearing demand deposits	16.7%	15.8%	16.4%
Interest-bearing checking	12.2	11.0	12.0
Money market accounts	24.7	32.6	24.8
Savings accounts	2.1	2.3	2.0
Total transaction accounts	55.7	61.7	55.2
Time deposits under $100,000	15.1	11.3	15.2
Time deposits of $100,000 or more	14.0	10.6	15.1
Total customer deposits (1)	84.7	83.5	85.5
Brokered deposits	15.3	16.5	14.5
Total deposits	100.0%	100.0%	100.0%

(1) TSFG defines customer deposits as total deposits less brokered deposits.

At March 31, 2006, customer deposits were up $954.5 million from March 31, 2005. Approximately 34% of this increase was attributable to $328.6 million in net acquired deposits from Pointe. Excluding net acquired deposits, organic growth in customer deposits totaled 9.2%. TSFG’s total deposit growth was not concentrated in any particular market.

TSFG uses brokered deposits as an alternative funding source while continuing its efforts to maintain and grow its local customer deposit base. Although brokered deposits decreased as a percentage of total deposits since March 31, 2005, these balances increased as a percentage of total deposits since December 31, 2005 as TSFG elected to focus on lower-cost deposit categories (as opposed to time deposits) in the first quarter of 2006 and thus used brokered deposits and other wholesale borrowings to help fund loan growth and declines in other customer deposit categories.

Table 12 in “Earnings Review - Net Interest Income” details average balances for the deposit portfolio for the three months ended March 31, 2006 and 2005. Comparing the three months ending March 31, 2006 and 2005, average money market deposits decreased $497.7 million, or 18.3%, while average interest-bearing checking deposits increased $235.3 million, or 28.4% and average noninterest-bearing deposits increased $275.1 million, or 22.4%. For the same period, average time deposits, excluding average brokered deposits, increased $1.1 billion, or 65.5%, and average brokered deposits increased $48.9 million, or 3.7%.

As part of its overall funding strategy, TSFG expects to continue its focus on growing low-cost customer deposits. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts. TSFG’s customer-centered sales process, Elevate, and deposit campaigns are expected to play an integral part in achieving this longer-term goal. Despite this focus, growth in time deposits outpaced the growth in transaction accounts since March 31, 2005, in response to increased customer demand for CDs. However, noninterest-bearing deposit growth increased at a 19.1% rate (based on period-end balances) since March 31, 2005, and increased at a 10.3% organic growth rate (which excludes the noninterest-bearing deposits acquired from Pointe). Deposit pricing is very competitive, and we expect this pricing environment to continue.

Time deposits of $100,000 or more are generally from customers within our local markets and include public deposits. Since the first quarter of 2005, time deposits of $100,000 or more increased $447.3 million, or 53.4%, to $1.3 billion. This increase included $67.9 million in public deposits. Since December 31, 2005, time deposits of $100,000 or more decreased $110.2 million, as TSFG generally elected not to price its certificates of deposit aggressively during the first quarter of 2006, instead focusing on its lowest–cost deposits. TSFG utilizes these deposits to provide long-term fixed rate funding for the company at a price that is favorable relative to expected changes in the yield curve.

Borrowed Funds

Table 10 shows the breakdown of total borrowings by type.

Table 10
Type of Borrowings
(dollars in thousands)

	March 31,		December 31,
	2006	2005	2005
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,534,680	$1,724,813	$1,421,301
Commercial paper	35,210	30,215	32,933
Treasury, tax and loan note	1,146	6,097	20,131
	1,571,036	1,761,125	1,474,365

Long-Term Borrowings
Repurchase agreements	821,000	2,249,984	821,000
FHLB advances	842,134	712,160	852,140
Subordinated notes	155,695	155,695	155,695
Mandatorily redeemable preferred stock of subsidiary	89,800	89,800	89,800
Employee stock ownership plan note payable	425	725	500
Note payable	856	890	865
Purchase accounting premiums, net of amortization	2,019	2,633	2,151
	1,911,929	3,211,887	1,922,151
Total borrowings	$3,482,965	$4,973,012	$3,396,516

Brokered deposits	1,401,771	1,352,515	1,338,681

Total wholesale borrowings	$4,884,736	$6,325,527	$4,735,197

Wholesale borrowings as a % of total assets	34.0%	43.0%	33.1%

TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In the first three months of 2006, average borrowings totaled $3.6 billion, compared with $4.8 billion for the same period in 2005. This decrease was primarily attributable to the balance sheet repositioning in late 2005, which reduced investment securities and wholesale borrowings. TSFG has and may continue to enter into derivative contracts to hedge interest rate risk related to borrowings.

Federal funds purchased and repurchase agreements are used to satisfy daily funding needs, and reflect lower balances when compared to March 31, 2005 due to the balance sheet repositioning mentioned above. The increases in the short-term balances since December 31, 2005 were used to supplement loan growth due to TSFG’s decision to focus on lower-cost deposit categories and accept lower time deposit growth. Balances in these accounts can fluctuate on a day-to-day basis.

FHLB advances are a source of funding that TSFG uses depending on the current level of deposits, its ability to raise deposits through market promotions, the Subsidiary Banks' unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.

Capital Resources and Dividends

Total shareholders' equity totaled $1.5 billion, or 10.3% of total assets, at March 31, 2006, compared with $1.4 billion, or 9.3% of total assets, at March 31, 2005. At December 31, 2005, total shareholders’ equity was $1.5 billion, or 10.4% of total assets. The increase in shareholders’ equity since March 31, 2005 was primarily from the issuance of common stock for the Pointe acquisition, as well as the retention of earnings. Cash dividends paid and the increase in unrealized loss in the available for sale investment portfolio partially offset these increases. Although TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization, the Company has not repurchased any shares since 2003, except in connection with exercise of stock options or vesting of restricted stock.

TSFG’s unrealized loss on securities available for sale, net of income tax, which is included in accumulated other comprehensive loss, was $66.1 million at March 31, 2006, compared with $46.4 million at December 31, 2005 and $66.8 million at March 31, 2005. For discussion on the primary reasons for the unrealized decline in the market value of securities available for sale since December 31, 2005, see “Securities.”

Book value per share at March 31, 2006 and 2005 was $19.81 and $19.01, respectively. Tangible book value per share at March 31, 2006 and 2005 was $10.58 and $10.48, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at March 31, 2006. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

Table 11 sets forth various capital ratios for TSFG and its Subsidiary Banks. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At March 31, 2006, trust preferred securities included in tier 1 capital totaled $135.5 million.

Table 11
Capital Ratios

		Well
		Capitalized
	March 31, 2006	Requirement
TSFG
Total risk-based capital	10.36%	n/a
Tier 1 risk-based capital	8.82	n/a
Leverage ratio	7.47	n/a

Carolina First Bank
Total risk-based capital	10.66%	10.00%
Tier 1 risk-based capital	8.41	6.00
Leverage ratio	6.72	5.00

Mercantile Bank
Total risk-based capital	10.85%	10.00%
Tier 1 risk-based capital	7.96	6.00
Leverage ratio	7.07	5.00

At March 31, 2006, TSFG’s tangible equity to tangible asset ratio totaled 5.80%, an increase from 5.34% at March 31, 2005, due primarily to the retention of profits. If interest rates continue to increase, TSFG expects its unrealized loss on securities available for sale to increase, leading to a lower tangible equity to tangible asset ratio.

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

TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at March 31, 2006 with a stated value of $100,000 per share. At March 31, 2006, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.8 million. Under Federal Reserve Board guidelines, $25.2 million, net of issuance costs, qualified as tier 1 capital, and $57.2 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if not satisfied, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

TSFG, through a newly–formed, unconsolidated subsidiary (South Financial Capital Trust 2006–I), issued $35.0 million of trust preferred securities to institutional investors on April 28, 2006 (see Note 10 to the Consolidated Financial Statements). These trust preferred securities are eligible for inclusion in tier 1 capital. In connection with this transaction, TSFG contributed $1.1 million of capital and issued $36.1 million of unsecured notes to this subsidiary. TSFG also plans to issue an additional $40.0 million of trust preferred securities in the second quarter of 2006.

Earnings Review

Net Interest Income

Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 12 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three months ended March 31, 2006 and 2005.

Table 12
Comparative Average Balances - Yields and Costs
(dollars in thousands)

	Three Months Ended March 31,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans (1)	$9,630,573	$169,188	7.12%	$8,283,500	$121,478	5.95%
Investment securities, taxable (2)	2,752,345	32,543	4.80	4,244,000	46,148	4.41
Investment securities, nontaxable (2) (3)	434,980	5,145	4.80	348,887	3,788	4.40
Total investment securities	3,187,325	37,688	4.80	4,592,887	49,936	4.41
Federal funds sold and interest-bearing
bank balances	21,509	292	5.51	30,027	161	2.17
Total earning assets	12,839,407	$207,168	6.54	12,906,414	$171,575	5.39
Non-earning assets	1,527,849			1,395,616
Total assets	$14,367,256			$14,302,030

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,065,190	$4,406	1.68	$829,849	$1,179	0.58
Savings	191,613	308	0.65	190,899	147	0.31
Money market	2,218,937	16,345	2.99	2,716,624	13,810	2.06
Time deposits, excluding brokered deposits	2,778,587	26,031	3.80	1,678,873	10,028	2.42
Total interest-bearing customer deposits(4)	6,254,327	47,090	3.05	5,416,245	25,164	1.88
Brokered deposits	1,373,199	15,389	4.54	1,324,302	14,813	4.54
Total interest-bearing deposits	7,627,526	62,479	3.32	6,740,547	39,977	2.41
Borrowings	3,572,289	39,976	4.54	4,805,035	32,023	2.70
Total interest-bearing liabilities	11,199,815	$102,455	3.71	11,545,582	$72,000	2.53
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,502,958			1,227,861
Other noninterest-bearing liabilities	173,075			133,748
Total liabilities	12,875,848			12,907,191
Shareholders' equity	1,491,408			1,394,839
Total liabilities and shareholders' equity	$14,367,256			$14,302,030
Net interest income (tax equivalent)		$104,713	3.31%		$99,575	3.13%
Less: tax-equivalent adjustment (3)		1,801			1,326
Net interest income		$102,912			$98,249

Total cost of customer deposits (5)	7,757,285	47,090	2.46	6,644,106	25,164	1.54
Total cost of wholesale borrowings (6)	4,945,488	55,365	4.54	6,129,337	46,836	3.10

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

Fully tax-equivalent net interest income increased 5.2% to $104.7 million for first quarter 2006 from $99.6 million for first quarter 2005, primarily due to strong loan growth and a higher net interest margin.

TSFG’s average earning assets declined slightly to $12.8 billion for first quarter 2006 from $12.9 million for first quarter 2005. Comparing first quarter 2006 with first quarter 2005, average earning assets included the following changes:

•	$1.3 billion increase, or 16.3%, in average loans from loan growth, and
•

$1.4 billion decrease, or 30.6%, in average securities in connection with TSFG’s 2005 sales of securities as part of its balance sheet repositioning (see “Securities”) and subsequent decision not to reinvest its maturing investment securities.

As a result of these actions, average loans as a percentage of earning assets increased to 75.0% for first quarter 2006, up from 64.2% for first quarter 2005, improving the earning asset mix. At March 31, 2006, approximately 63% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into swaps to hedge the forecasted interest income from certain prime-based commercial loans.

During the second quarter 2005, TSFG began repositioning its balance sheet by reducing investment securities and wholesale borrowings. Average investment securities at March 31, 2006 totaled $3.2 billion, down significantly from $4.6 billion at March 31, 2005. Accordingly, given the lower securities balances and the narrowing profitability of investment securities with the flattening yield curve, interest income from securities represented approximately 18.2% of TSFG’s total tax-equivalent interest income for first quarter 2006, down from 29.1% for first quarter 2005.

The net interest margin for first quarter 2006 was 3.31%, compared with 3.13% for first quarter 2005. Growth in average noninterest-bearing deposits, which increased to $1.5 billion at March 31, 2006 from $1.2 billion at March 31, 2005, or an increase of 22.4%, contributed to the net interest margin increase. The yield on average earning assets increased 115 basis points, aided by improved loan yields, which were up 117 basis points. Average cost of funding increased by 118 basis points, partially from a 144 basis point increase in wholesale borrowing costs.

First quarter 2005 tax-equivalent net interest income excluded $4.7 million for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. (Instead, the net cash settlement for these interest rate swaps was recorded in noninterest income, reducing net interest income and increasing noninterest income.) If the impact of these net cash settlements were included in the net interest margin, the tax-equivalent net interest margin would have totaled 3.28% for first quarter 2005.

On a linked-quarter basis, the net interest margin represented a 15 basis point improvement from 3.16% for fourth quarter 2005. The higher net interest margin reflects the positive effects from TSFG’s fourth quarter 2005 balance sheet repositioning, an improving earning asset mix/yield, and a greater contribution from noninterest-bearing deposits. In particular, the net interest margin benefited, as earning asset yields increased 43 basis points, as compared to funding costs, which increased only 34 basis points.

The Federal Reserve has increased the federal funds target rate 15 times, by 25 basis points each time, since June 30, 2004, following a three-year period of declining rates. Furthermore, over the past year, short-term rates have increased more quickly than long-term rates, leading to a flattened yield curve.

Provision for Credit Losses

The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $9.9 million and $11.0 million in the first three months of 2006 and 2005, respectively. The lower provision for loan losses was primarily attributable to lower net loan charge-offs and improved credit quality measures.

Net loan charge-offs were $6.8 million, or 0.29% of average loans held for investment, for the first three months of 2006, compared with $9.2 million, or 0.45% of average loans held for investment, for the first three months of 2005. The allowance for loan losses equaled 1.14%, 1.14%, and 1.17% of loans held for investment as of March 31, 2006, December 31, 2005, and March 31, 2005, respectively. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”

Noninterest Income

Table 13 shows the components of noninterest income.

Table 13
Components of Noninterest Income
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Service charges on deposit accounts	$11,288	$8,577
Debit card income	1,921	1,515
Customer service fee income	1,009	831
Total customer fee income	14,218	10,923

Insurance income	2,977	1,286
Retail investment services	2,023	1,290
Trust and investment management income	1,457	978
Benefits administration fees	667	587
Total wealth management income	7,124	4,141

Change in fair value of interest rate swaps	--	(17,209)
Net cash settlement of interest rate swaps	--	4,737
(Loss) gain on trading and certain other derivative activities	(1,125)	904
Total (loss) gain on trading and derivative activities	(1,125)	(11,568)

Bank-owned life insurance income	2,819	2,761
Merchant processing income	2,686	2,038
Mortgage banking income	1,884	1,487
Gain on sale of securities available for sale	(183)	234
Gain on equity investments	858	1,711
Other	1,039	1,544
Total noninterest income	$29,320	$13,271

Total customer fee income rose 30.2% in the first three months of 2006 compared to the same period in 2005. Service charges on deposit accounts, the largest component of customer fee income, rose 31.6% during the first quarter 2006 compared to the first quarter 2005, due primarily to higher nonsufficient funds charges and returned check fees, and improved collection of these fees. For the first three months of 2006, service charges on deposit accounts declined $556,000 from the previous quarter, partially due to two fewer calendar days in the quarter.

In the first three months of 2006 compared with the corresponding period in 2005, wealth management income increased $3.0 million, or 72.0%. Wealth management income includes retail investment services, insurance income, trust and investment management income, and benefit administration fees. The increase in wealth management income was the result of increases throughout each of these categories, driven primarily by acquisitions, increased focus and additions to the sales force.

Noninterest income also included a loss on trading and derivative activities of $1.1 million in the first quarter of 2006, compared with a loss of $11.6 million in the first quarter of 2005. As a result of not having the proper hedge documentation in place upon inception of certain hedging relationships, TSFG was not able to apply hedge accounting under SFAS 133 for those hedges in the first quarter of 2005. As a result, the related derivative instrument’s gain or loss was included in noninterest income, with no offsetting fair value adjustment for the hedged item. This fair value adjustment was a loss of $17.2 million in the first quarter of 2005. Since these swaps were subsequently either terminated or redesignated under the “long-haul” method, the fair value adjustments for both the derivative and the hedged item are included in noninterest income in the first quarter of 2006.

For the first three months of 2006, mortgage banking income increased 26.7%, compared with the same period in 2005. Mortgage loans originated by TSFG originators totaled $189.0 million and $137.5 million in the first three months of 2006 and 2005, respectively. The increase in mortgage banking income was principally the result of higher loan volume (due to more originators) and higher gains on sale to the secondary market.

Merchant processing income increased 31.8% in the first quarter of 2006 compared to the same period in 2005 as a result of increased transactions.

Noninterest Expenses

TSFG continues to expand within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services and technology systems. These factors contributed to TSFG’s increases in noninterest expense, which increased 20.0% for the first three months of 2006 over the first three months of 2005. As a result of the May 2005 acquisition of Pointe and the opening of several de novo branches, TSFG had approximately 11% more branches at March 31, 2006 than at March 31, 2005. Non-banking acquisitions since the first quarter of 2005 included the Koss Olinger group of companies, a wealth management advisory firm operating in North Florida; Bowditch Insurance Corporation, a property and casualty company operating in Jacksonville, Florida; and Lossing Insurance Agency, a property and casualty company operating in Ocala, Florida.

Table 14 shows the components of noninterest expenses.

Table 14
Components of Noninterest Expenses
(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Salaries and wages	$31,456	$24,614
Employee benefits	9,029	9,024
Occupancy	7,313	6,099
Furniture and equipment	5,952	5,533
Professional services	5,779	4,436
Advertising and business development	2,506	1,909
Amortization of intangibles	2,207	1,806
Merchant processing expense	2,165	1,632
Telecommunications	1,418	1,326
Employment contract buyouts (reversals)	598	(37)
Merger-related costs	--	305
Charitable contribution to foundation	--	683
Gain on early extinguishment of debt	--	(1,428)
Other	11,411	10,608
Total noninterest expenses	$79,834	$66,510

Salaries, wages, and employee benefits increased $6.8 million, or 20.4%, in the first three months of 2006 compared with the same period in 2005. Full-time equivalent employees as of March 31, 2006 increased to 2,526 from 2,336 at March 31, 2005. The increase in personnel expense was primarily attributable to the Pointe acquisition, additional employees, higher discretionary incentives under TSFG’s short-term plan, and additional share-based compensation expense from the adoption of SFAS 123R. The discretionary nature of TSFG’s incentive accruals may result in increased volatility in personnel expense in future periods. In the second quarter 2006, TSFG’s board of directors approved new LTIP awards for the period 2006 – 2008.  This plan is in addition to the existing 2004 – 2006 LTIP plan, which awarded a 52.25% payout in 2004 and 0% in 2005, and is expected to pay 0% in 2006. A total of 273,100 restricted stock units were awarded under the new LTIP, and includes both service and performance based awards (see Note 10 to the Consolidated Financial Statements for additional information).  Going forward, TSFG expects to implement a new 3-year LTIP plan every year to help normalize the impact of macro market issues that could depress the industry as a whole.

Occupancy and furniture and equipment expense increased 14.0% for the first three months of 2006 compared with the corresponding period in 2005, primarily from TSFG’s acquisition of Pointe and additional de novo branches. The 30.3% increase in professional services was primarily related to outsourcing costs for internal audit projects. The increase in merchant processing expense of 32.7% was in line with the increase in merchant processing income. Advertising and business development increased 31.3% for the first quarter of 2006 compared to the first quarter of 2005, primarily due to higher deposit campaign expenses.

Amortization of intangibles increased 22.2% for the three months ended March 31, 2006, primarily attributable to the addition of core deposit intangibles from the Pointe acquisition, as well as identifiable amortizable intangibles acquired in connection with the insurance agency acquisitions.

Income Taxes

The effective income tax rate as a percentage of pretax income was 34.6% for the first three months of 2006 and 33.0% for the first three months of 2005. The blended statutory federal and state income tax rate was approximately 37% for both of these periods.

Enterprise Risk Management

There have been no significant changes to the discussion of Enterprise Risk Management, including Market Risk and Asset/Liability Management, Derivatives and Hedging Activities, Economic Risk, Credit Risk, Liquidity Risks, Operational Risk, and Compliance and Litigation Risks, as presented in pages 48 through 52 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2005.

Interest Sensitivity Analysis. As discussed on page 49 of TSFG’s 2005 10-K, TSFG uses a simulation model to analyze various interest rate scenarios in order to monitor interest rate risk. As of March 31, 2006, the overall interest rate risk position of TSFG and its Subsidiary Banks fell within risk guidelines established by our Subsidiary Banks’ Joint Asset/Liability Committee (“ALCO”). The information presented in Tables 15 and 16 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 15 and 16. These include, but are not limited to, the following:

•	a static balance sheet;
•	as assets and liabilities mature or reprice they are reinvested at current rates and keep the same characteristics (i.e., remain as either variable or fixed rate);
•	mortgage backed securities prepayments are based on historical industry data;
•	loan prepayments are based upon historical bank-specific analysis;
•	deposit retention and average lives are based on historical bank-specific analysis;
•	whether callable assets and liabilities are called are based on the implied forward yield curve for each interest rate scenario; and
•	management takes no action to counter any change.

Table 15 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at March 31, 2006 and 2005 levels, respectively.

Table 15
Net Interest Income at Risk Analysis

		Annualized Hypothetical Percentage Change in Net Interest Income March 31,
Interest Rate Scenario		2006	2005
2.00%	(1)	2.62%	1.07%
1.00	(1)	1.53	0.60
Flat		--	--
(1.00)	(1)	(2.31)	(2.86)

Forward Yield Curve	(2)	(1.03)	(1.32)

(1)	The rising 100 and 200 basis point and falling 100 basis point interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.
(2)	The forward yield curve represents market expectations for interest rates and does not assume an instantaneous shift in all yield curves.

Table 16 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long–term economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 16 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at March 31, 2006 and 2005, respectively, compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at March 31, 2006 and 2005 levels, respectively.

Table 16
Economic Value of Equity Risk Analysis

		Annualized Hypothetical Percentage Change in Economic Value of Equity March 31,
Interest Rate Scenario		2006		2005
2.00%	(1)	(5	.88)%	(2.60)%
1.00	(1)	(1.86)		0.03
Flat			--	--
(1.00)	(1)	(2.72)		(5.05)

(1)	The rising 100 and 200 basis point and falling 100 basis point interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.

Changes from the March 31, 2005 scenario results were due primarily to the reduction during the fourth quarter 2005 in investment securities and wholesale borrowings and the resulting new balance sheet mix. Another component of the change in sensitivity for March 31, 2006 was the change in the absolute level of interest rates as compared to March 31, 2005. In addition, TSFG continually refines the modeling process through the use of more precise model assumptions. Specific model assumption refinements for the twelve months ended March 31, 2006 include the following:

•	Utilization of institution specific prepayment assumptions on commercial and consumer loans;
•	Utilization of institution specific deposit repricing betas, average lives and premiums;
•	Refinement in the evaluation of call dates on callable instruments; and
•	Improvement in the cash flows for loans with varying payment schedules.

There are material limitations with TSFG’s models presented in Tables 15 and 16, which include, but are not limited to, the following:

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At March 31, 2006, commercial and retail loan commitments totaled $2.3 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $567,000 at March 31, 2006. Unused business credit card lines, which totaled $26.5 million at March 31, 2006, are generally for short-term borrowings.

Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2006 was $183.6 million.

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

See “Derivative Financial Instruments” under “Balance Sheet Review” for additional information regarding derivatives.

Liquidity

Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Subsidiary Banks through customers' deposits, wholesale money market borrowings, principal and interest payments on loans, loan sales, sales of securities available for sale, maturities and paydowns of securities, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for FHLB borrowings, repurchase agreements and public funds deposits. The projected cash flows from the securities portfolio, under different interest rate scenarios, including a rising rate scenario, are expected to provide some of the funding needs for the remainder of 2006. Management believes that cash flows from investments and its loan portfolio, in addition to its available borrowing capacity and efforts to grow deposits, are sufficient to provide the necessary funding for the remainder of 2006.

In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 17 summarizes future contractual obligations as of March 31, 2006. Table 17 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 17 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the three months ended March 31, 2006).

Table 17
Contractural Obligations
(dollars in thousands)

	Payments Due by Period
	Total	Remainder of 2006	2007 and 2008	2009 and 2010	After 2010
Time deposits	$4,068,287	$2,208,739	$703,277	$302,885	$853,386
Short-term borrowings	1,571,036	1,571,036	--	--	--
Long-term debt	1,909,910	6,274	3,143	238,166	1,662,327
Operating leases	165,591	12,842	33,327	24,555	94,867
Total contractual obligations	$7,714,824	$3,798,891	$739,747	$565,606	$2,610,580

Net cash provided by operations and deposits from customers have been the primary sources of liquidity for TSFG. TSFG is focusing additional efforts aimed at acquiring new deposits through the Subsidiary Banks' established branch network to enhance liquidity and reduce reliance on wholesale borrowing. Liquidity needs are a factor in developing the Subsidiary Banks' deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

The Subsidiary Banks have the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of March 31, 2006, totaled $845.5 million. At March 31, 2006, the Subsidiary Banks had $2.1 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, and the sale of securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At March 31, 2006, the Subsidiary Banks had unused short-term lines of credit totaling $1.2 billion (which may be canceled at the lender's option).

The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At March 31, 2006, the Subsidiary Banks had qualifying collateral to secure advances up to $1.1 billion, of which none was outstanding.

At March 31, 2006, the parent company had three unused short-term lines of credit totaling $35.0 million. These lines of credit may be canceled at the lenders’ option and mature May 14, 2006 for $15.0 million, June 30, 2006 for $10.0 million, and November 15, 2006 for $10.0 million.

TSFG, principally through the Subsidiary Banks, enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at March 31, 2006, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

Recently Adopted Accounting Pronouncements

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections - a replacement of Accounting

Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.

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

Share-Based Compensation

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

At March 31, 2006, TSFG had several stock-based employee compensation plans, which are described more fully in Note 8 to the Consolidated Financial Statements. Prior to January 1, 2006, TSFG accounted for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”), as permitted by SFAS 123. No stock-based employee compensation cost was recognized in net income related to these plans for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, TSFG adopted SFAS No. 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. TSFG has elected to expense future grants of awards with graded vesting on a straight-line basis over the requisite service period of the entire award. Results for prior periods have not been restated.

Prior to the adoption of SFAS 123R, TSFG presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. There was no excess tax benefit related to share-based compensation in the first quarter of 2006.

Consolidation of Limited Partnerships

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue No. 04-5 is effective for all limited partnerships created or modified after June 29, 2005, and will become effective for all other limited partnerships at the beginning of the first interim period in fiscal years beginning after December 15, 2005 (effective January 1, 2006, for TSFG). The adoption of this guidance had no material effect on TSFG’s financial condition or results of operations.

Recently Issued Accounting Pronouncements

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets -an amendment of FASB Statement No. 140,” which simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 is effective for fiscal years beginning after September 15, 2006. TSFG will continue to amortize its current mortgage servicing asset as permitted by SFAS 156; consequently, adoption of this standard is not expected to have a significant impact on TSFG’s shareholders’ equity or results of operations.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for fiscal years beginning after September 15, 2006. Adoption of this standard is not expected to have a significant impact on TSFG’s shareholders’ equity or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See “Enterprise Risk Management” in Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

TSFG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of March 31, 2006, of TSFG’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that TSFG’s disclosure controls and procedures, as of March 31, 2006, were effective to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by TSFG in such reports is accumulated and communicated to TSFG’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

TSFG assesses the adequacy of its internal control over financial reporting quarterly and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No control enhancements during the quarter ended March 31, 2006 or through the date of this Quarterly Report on Form 10-Q have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting except as stated in the following paragraph.

As reported in TSFG’s prior SEC filings, TSFG had a “material weakness” related to its accounting for certain derivative financial instruments in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The conditions surrounding this material weakness have been remediated and TSFG considers the material weakness to no longer exist. Actions taken to remediate the material weakness have been ongoing since the identification of this material weakness in fourth quarter 2005, and certain of these actions were enhanced and fully tested as of first quarter 2006. Accordingly these actions may be considered to be “control enhancements” which will materially affect (i.e. improve) TSFG’s internal control over financial reporting. These actions include:

•	Changing policies and procedures to eliminate the Company’s use of the “short-cut” method;

•	Enhancing risk management policies and procedures related to reviewing derivative transactions;

•	Reviewing, enhancing and improving policies and procedures related to the initiation and subsequent review of hedge strategies; and

•

Engaging a third party consultant to provide ongoing expertise related to hedge documentation at inception and ongoing monitoring, and to assist management in evaluating the appropriateness of the accounting for these transactions in accordance with Generally Accepted Accounting Principles.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A (pages 9-11) of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stocks underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended March 31, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
January 1, 2006 to January 31, 2006	17,020	(1)	$27.17	-	1,289,502
February 1, 2006 to February 28, 2006	-		-	-	1,289,502
March 1, 2006 to March 31, 2006	4,428	(1)	26.05	-	1,289,502
Total	21,448		$26.94	-	1,289,502

(1)

These shares were canceled in connection with exercise of options or vesting of restricted stock. Pursuant to TSFG’s stock option plans, participants may exercise stock options by surrendering shares of TSFG common stock the participants already own as payment of the option exercise price. Pursuant to TSFG’s restricted stock plans, participants may tender shares of vested restricted stock as payment for taxes due at the time of vesting. Shares surrendered by participants of these plans are repurchased pursuant to the terms of the applicable stock option or restricted stock plan and not pursuant to publicly announced share repurchase programs.

(2)

In February of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. In April of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. Neither of these stock repurchase programs has an expiration date, and each respective program will expire upon completion of repurchases totaling the amount authorized to repurchase. At March 31, 2006, there are 289,502 shares remaining under the February 2003 authorization and 1 million shares under the April 2003 authorization.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

On April 18, 2006, TSFG held its 2006 Annual Meeting of Shareholders. The results of the 2006 Annual Meeting of Shareholders follow.

Proposal #1 – Election of Directors

	Voting shares in favor		Withheld
	#	%	Authority
J. W. Davis	62,789,183	96.7	2,130,391
Darla D. Moore	63,783,513	98.3	1,136,061
Challis M. Lowe	63,768,487	98.2	1,151,087
M. Dexter Hagy	62,879,581	96.9	2,039,993
H. Earle Russell, Jr	62,706,983	96.6	2,212,591
William R. Timmons III	62,159,141	95.7	2,760,433
Samuel H. Vickers	62,723,114	96.6	2,196,460
David C. Wakefield III	62,192,968	95.8	2,726,606

William P. Brant, C. Claymon Grimes, Jr., William S. Hummers III, Jon W. Pritchett, Charles B. Schooler, Edward J. Sebastian, John C. B. Smith, Jr., and Mack I. Whittle, Jr., continued in their present terms as directors.

Proposal #2 – Ratification of Auditors

The shareholders approved the appointment of PricewaterhouseCoopers LLP as independent auditors of TSFG for fiscal year 2006 with 63,919,055 shares, or 99.5%, voting in favor, 310,812 shares voting against, and 689,707 shares abstaining.

Item 5.	Other Information

On May 8, 2006, TSFG entered into a Noncompetition, Severance and Employment Agreement with Christopher T. Holmes, Executive Vice President - Retail Banking. This agreement provides for base salary, participation in short-term and long-term incentive compensation and TSFG’s supplemental executive retirement plan and miscellaneous other benefits. It further provides the circumstances under which he may be terminated and any applicable payments upon such termination which range from zero to up to three times annual cash compensation. The agreement provides that Mr. Holmes will be subject to a two year noncompete covenant following termination of his employment with TSFG for any reason. Mr. Holmes’ agreement is attached hereto as Exhibit 10.1.

On May 8, 2006, TSFG entered into a Noncompetition, Severance and Employment Agreement with Maurice J. Spagnoletti, President of Carolina First Bank / South Carolina. This agreement provides for base salary, participation in short-term and long-term incentive compensation and TSFG’s supplemental executive retirement plan and miscellaneous other benefits. It further provides the circumstances under which he may be terminated and any applicable payments upon such termination which range from zero to up to three times annual cash compensation. The agreement provides that Mr. Spagnoletti will be subject to a two year noncompete covenant following termination of his employment with TSFG for any reason. Mr. Spagnoletti’s agreement is attached hereto as Exhibit 10.2.

On May 8, 2006, The South Financial Group, Inc. (“TSFG”) entered into an amendment (the “Amendment”) to its existing Noncompetition, Severance and Employment Agreement between TSFG and James W. Terry, Jr. Pursuant to the Amendment, Mr. Terry will become Director of Corporate Banking, and at a future date designated by Mr. Terry (not earlier than April 1, 2007), he will transition to Director of Community Relations. The Amendment provides for the specific base salary to be paid to Mr. Terry during the period of time that he serves as either Director of Corporate Banking or Director of Community Relations. It also provides for a vesting and exercise schedule of the various options and shares of restricted stock held by Mr. Terry. It provides for various compensation, including miscellaneous benefits, SERP benefits, and severance benefits during the period of time that he serves as Director of Community Relations and upon termination of his association with TSFG. Mr. Terry's agreement is attached hereto as Exhibit 10.3.

The form of LTIP Award Agreement under the 2004 Long Term Incentive Plan (for the 2006 – 2008 period) is attached hereto as Exhibit 10.4

Item 6.	Exhibits

10.1	Noncompetition, Severance and Employment Agreement made and entered into as of May 8, 2006 between Christopher T. Holmes and The South Financial Group, Inc.

10.2	Noncompetition, Severance and Employment Agreement made and entered into as of May 8, 2006 between Maurice J. Spagnoletti and The South Financial Group, Inc.

10.3	First Amendment to the Noncompetition, Severance and Employment Agreement made and entered into as of May 8, 2006 between James W. Terry, Jr. and The South Financial Group, Inc.

10.4	Form of LTIP Award Agreement under 2004 Long Term Incentive Plan (for the 2006 - 2008 period).

10.5	Supplemental Executive Retirement Agreement dated May 8, 2006 between TSFG and Maurice J. Spagnoletti.

10.6	Supplemental Executive Retirement Agreement dated May 8, 2006 between TSFG and Christopher T. Holmes.

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

Note for non-filed versions of this Form 10-Q

The above exhibits may be found on TSFG’s electronic filing of its March 31, 2006 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: May 9, 2006	/s/ Timothy K. Schools
Timothy K. Schools
Executive Vice President
(Principal Accounting and Chief Financial Officer)