Form 10-Q
period 2006-06-30
SOUTH FINANCIAL GROUP INC
filed 2006-08-08
CIK 797871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒ .

The number of outstanding shares of the issuer's $1.00 par value common stock as of August 3, 2006 was 75,122,612.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	June 30,		December 31,
	2006	2005	2005
Assets
Cash and due from banks	$286,954	$269,996	$341,195
Interest-bearing bank balances	16,275	21,643	21,510
Federal funds sold and securities purchased to resell	7,176	--	--
Securities
Trading	--	20	1,402
Available for sale	2,861,182	4,260,671	3,095,567
Held to maturity (market value $53,106, $66,045 and
$62,697, respectively)	53,617	65,276	62,648
Total securities	2,914,799	4,325,967	3,159,617
Loans held for sale	78,763	41,427	37,171
Loans held for investment	9,439,445	8,966,337	9,439,395
Allowance for loan losses	(108,995)	(104,853)	(107,767)
Net loans held for investment	9,330,450	8,861,484	9,331,628
Premises and equipment, net	207,393	183,189	193,574
Accrued interest receivable	71,905	69,714	70,838
Goodwill	650,254	647,183	647,907
Other intangible assets	39,436	46,358	43,851
Other assets	473,678	420,944	471,994
	$14,077,083	$14,887,905	$14,319,285

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$1,579,852	$1,466,803	$1,512,508
Interest-bearing	7,660,467	7,406,999	7,721,929
Total deposits	9,240,319	8,873,802	9,234,437
Federal funds purchased and repurchase agreements	1,088,143	1,328,931	1,421,301
Other short-term borrowings	171,157	113,798	53,064
Long-term debt	1,846,062	2,901,532	1,922,151
Accrued interest payable	60,928	39,922	54,401
Other liabilities	185,485	112,848	147,024
Total liabilities	12,592,094	13,370,833	12,832,378

Commitments and contingencies (Note 7)

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares;
issued and outstanding none	--	--	--
Common stock-par value $1 per share; authorized 200,000,000
shares; issued and outstanding 75,033,866, 74,348,330, and
74,721,461 shares, respectively	75,034	74,348	74,721
Surplus	1,158,758	1,143,654	1,151,005
Retained earnings	341,431	329,743	309,768
Guarantee of employee stock ownership plan debt and nonvested
restricted stock	(268)	(3,611)	(2,687)
Common stock held in trust for deferred compensation	(1,266)	(1,388)	(1,404)
Deferred compensation payable in common stock	1,266	1,388	1,404
Accumulated other comprehensive loss, net of tax	(89,966)	(27,062)	(45,900)
Total shareholders' equity	1,484,989	1,517,072	1,486,907
	$14,077,083	$14,887,905	$14,319,285

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$179,971	$134,842	$349,159	$256,320
Interest and dividends on securities:
Taxable	31,652	47,304	64,195	93,452
Exempt from federal income taxes	3,210	2,595	6,554	5,057
Total interest and dividends on securities	34,862	49,899	70,749	98,509
Interest on short-term investments	879	160	1,171	321
Total interest income	215,712	184,901	421,079	355,150
Interest Expense
Interest on deposits	68,704	45,573	131,183	85,550
Interest on short-term borrowings	20,116	11,983	37,796	22,094
Interest on long-term debt	23,770	25,060	46,066	46,972
Total interest expense	112,590	82,616	215,045	154,616
Net Interest Income	103,122	102,285	206,034	200,534
Provision for Credit Losses	7,487	9,944	17,398	20,906
Net interest income after provision for credit losses	95,635	92,341	188,636	179,628
Noninterest Income	32,020	50,471	61,340	63,742
Noninterest Expenses	83,059	79,535	162,893	146,045
Income before income taxes and discontinued
operations	44,596	63,277	87,083	97,325
Income taxes	15,253	20,565	29,933	31,801
Income from continuing operations	29,343	42,712	57,150	65,524
Discontinued operations, net of income tax	--	--	--	(396)
Net Income	$29,343	$42,712	$57,150	$65,128

Average Common Shares Outstanding, Basic	74,865	73,083	74,775	72,234
Average Common Shares Outstanding, Diluted	75,505	74,421	75,422	73,730
Per Common Share, Basic
Income from continuing operations	$0.39	$0.58	$0.76	$0.91
Discontinued operations	--	--	--	(0.01)
Net income	$0.39	$0.58	$0.76	$0.90
Per Common Share, Diluted
Income from continuing operations	$0.39	$0.57	$0.76	$0.89
Discontinued operations	--	--	--	(0.01)
Net income	$0.39	$0.57	$0.76	$0.88

Dividends per common share	$0.17	$0.16	$0.34	$0.32

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2004	71,252,346	$71,252	$1,056,185	$284,519	$(18,496)	$1,393,460
Net income	--	--	--	65,128	--	65,128
Other comprehensive loss, net of
income tax of $4,876	--	--	--	--	(8,566)	(8,566)
Comprehensive income	--	--	--	--	--	56,562
Cash dividends declared
($0.32 per common share)	--	--	--	(23,387)	--	(23,387)
Common stock activity:
Exercise of stock options, including
income tax benefit of $2,871	598,133	598	9,161	--	--	9,759
Dividend reinvestment plan	65,665	65	1,707	--	--	1,772
Restricted stock plan	76,661	77	1,070	(489)	--	658
Employee stock purchase plan	8,809	9	227	--	--	236
Director compensation	6,838	7	205	--	--	212
Acquisitions	2,339,878	2,340	75,011	241	--	77,592
Common stock purchased by trust for
deferred compensation	--	--	--	(487)	--	(487)
Deferred compensation payable in common
stock	--	--	--	487	--	487
Miscellaneous	--	--	88	120	--	208
Balance, June 30, 2005	74,348,330	$74,348	$1,143,654	$326,132	$(27,062)	$1,517,072

Balance, December 31, 2005	74,721,461	$74,721	$1,151,005	$307,081	$(45,900)	$1,486,907
Net income	--	--	--	57,150	--	57,150
Other comprehensive loss, net of
income tax of $25,623	--	--	--	--	(44,066)	(44,066)
Comprehensive income	--	--	--	--	--	13,084
Cash dividends declared
($0.34 per common share)	--	--	--	(25,486)	--	(25,486)
Common stock activity:
Exercise of stock options, including
income tax benefit of $825	245,158	245	4,255	--	--	4,500
Dividend reinvestment plan	64,749	65	1,567	--	--	1,632
Restricted stock plan	(18,110)	(18)	1,892	--	--	1,874
Employee stock purchase plan	9,237	9	222	--	--	231
Director compensation	8,813	9	227	--	--	236
Acquisitions	2,558	3	68	--	--	71
Common stock released by trust for
deferred compensation	--	--	--	138	--	138
Deferred compensation payable in common
stock	--	--	--	(138)	--	(138)
Reversal of unearned compensation
upon adoption of SFAS 123R	--	--	(2,301)	2,301	--	--
Stock option expense	--	--	1,759	--	--	1,759
Miscellaneous	--	--	64	117	--	181
Balance, June 30, 2006	75,033,866	$75,034	$1,158,758	$341,163	$(89,966)	$1,484,989

*    Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$57,150	$65,128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	22,158	22,067
Provision for credit losses	17,398	20,906
Share-based compensation expense	3,140	869
Loss on sale of securities available for sale	333	1,269
Gain on equity investments	(4,609)	(2,361)
Loss (gain) on trading and derivative activities	1,370	(4,940)
Gain on sale of mortgage loans	(3,876)	(2,785)
Loss on indirect auto loans	4,462	--
Gain on disposition of premises and equipment	(542)	(17)
Loss (gain) on disposition of other real estate owned	642	(554)
Impairment loss from write-down of assets	--	917
Contribution to foundation	--	683
Loss on early extinguishment of debt	--	1,553
Increase in trading account assets	(6)	(7)
Origination of loans held for sale	(297,671)	(244,026)
Sale of loans held for sale and principal repayments	258,436	225,393
Decrease (increase) in other assets	51	(17,331)
Increase in other liabilities	39,329	15,465
Net cash provided by operating activities	97,765	82,229

Cash Flows from Investing Activities
Sale of securities available for sale	25,032	1,429,243
Maturity, redemption, call, or principal repayments of securities available
for sale	190,326	634,292
Maturity, redemption, call, or principal repayments of securities held to maturity	8,961	9,855
Purchase of securities available for sale	(34,469)	(2,101,949)
Origination of loans held for investment, net of principal repayments	(390,653)	(571,584)
Sale of loans originally held for investment	352,592	--
Sale of other real estate owned	3,637	4,013
Sale of premises and equipment	3,616	1,203
Purchase of premises and equipment	(26,598)	(21,876)
Cash equivalents acquired, net of payment for purchase acquisition	(53)	76,012
Net cash provided by (used for) investing activities	132,391	(540,791)

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Financing Activities
Increase in deposits	28,312	882,537
Decrease in federal funds purchased and repurchase agreements	(333,158)	(300,893)
Increase in other short-term borrowings	117,290	69,826
Issuance of long-term debt	127,321	1,638,743
Payment of long-term debt	(203,181)	(1,729,166)
Prepayment penalty on early extinguishment of debt	--	(1,553)
Cash dividends paid on common stock	(25,446)	(22,913)
Other common stock activity	6,406	9,104
Net cash (used for) provided by financing activities	(282,456)	545,685
Net change in cash and cash equivalents	(52,300)	87,123
Cash and cash equivalents at beginning of year	362,705	204,516
Cash and cash equivalents at end of period	$310,405	$291,639

Supplemental Cash Flow Data
Interest paid	$207,397	$138,330
Income tax (refunds received) payments, net	(4,740)	23,875
Significant non-cash investing and financing transactions:
Change in unrealized loss on available for sale securities	(60,845)	(13,390)
Loans transferred to other real estate owned	3,732	5,240
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	61	506,558
Fair value of common stock issued and stock options recognized	--	(77,291)
Cash paid	(60)	(31,035)
Liabilities assumed	1	398,232

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 1 –    General

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

Nature of Operations

TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, treasury services, mortgage, and wealth management (which consists of insurance, retail investment, benefits administration, and trust and investment management). It has two bank subsidiaries, Carolina First Bank, a South Carolina banking corporation headquartered in Greenville, South Carolina, and Mercantile Bank, a Florida banking corporation headquartered in Jacksonville, Florida. It also owns several non-bank subsidiaries. At June 30, 2006, TSFG operated through 79 branch offices in South Carolina, 65 in Florida, and 25 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

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

TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles (“GAAP”). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity's activities. TSFG consolidates voting interest entities in which it has at least a majority of the voting interest. As defined in GAAP, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. TSFG does not have VIEs that it consolidates as of June 30, 2006. The following entities are VIEs for which TSFG is not the primary beneficiary: South Financial Capital Trust I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, MountainBank Capital Trust I, Florida Banks Capital Trust I, Florida Banks Capital Trust II, Florida Banks Statutory Trust I, Florida Banks Statutory Trust II, Florida Banks Statutory Trust III, South Financial Capital Trust 2006-I, and South Financial Capital Trust 2006-II. Accordingly, the accounts of these entities are not included in TSFG’s Consolidated Financial Statements. At June 30, 2006 and 2005, the statutory business trusts (“Trusts”) created by TSFG had outstanding trust preferred securities with an aggregate par value of $210.5 million and $135.5 million, respectively. The trust preferred securities have floating interest rates ranging from 6.69% to 9.17% at

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2006 and maturities ranging from 2031 to 2036. At June 30, 2006 and 2005, the principal assets of the Trusts are $217.0 million and $139.7 million, respectively, of the Company’s subordinated notes with identical rates of interest and maturities as the trust preferred securities. At June 30, 2006 and 2005, the Trusts have issued $6.5 million and $4.2 million, respectively, of common securities to the Company. The Company records interest expense on the subordinated notes and recognizes the dividend income on the common stock of the trust entities.

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

At June 30, 2006, TSFG had several stock-based employee compensation plans, which are described more fully in Note 9. Prior to January 1, 2006, TSFG accounted for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”), as permitted by SFAS 123. No stock-based employee compensation cost was recognized in net income related to these plans for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, TSFG adopted SFAS 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. TSFG has elected to expense future grants of awards with graded vesting on a straight-line basis over the requisite service period of the entire award. Results for prior periods have not been restated.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Prior to the adoption of SFAS 123R, TSFG presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. There was no excess tax benefit related to share-based compensation in the first half of 2006.

The following table provides pro forma net income and earnings per share information, as if TSFG had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation option plans for the periods presented (dollars in thousands, except per share data).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income
Net income, as reported	$42,712	$65,128
Deduct:
Total stock-based employee compensation expense determined under
fair value based method for all option awards, net of income tax	626	1,281
Pro forma net income	$42,086	$63,847

Basic Earnings Per Share
As reported	$0.58	$0.90
Pro forma	0.58	0.88

Diluted Earnings Per Share
As reported	$0.57	$0.88
Pro forma	0.57	0.87

See Note 9 for a summary of TSFG’s assumptions used to estimate the grant-date per share fair value of options in the above table.

Consolidation of Limited Partnerships

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue No. 04-5 is effective for all limited partnerships created or modified after June 29, 2005, and is effective for all other limited partnerships at the beginning of the first interim period in fiscal years beginning after December 15, 2005 (effective January 1, 2006, for TSFG). The adoption of this guidance had no material effect on TSFG’s financial condition or results of operations.

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  TSFG will adopt this Interpretation in the first quarter of 2007.  The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The Company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 2 – Supplemental Financial Information to Consolidated Statements of Income

The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Noninterest Income
Service charges on deposit accounts	$11,592	$9,979	$22,880	$18,556
Debit card income	2,095	1,652	4,016	3,167
Customer service fee income	1,074	1,120	2,083	1,951
Total customer fee income	14,761	12,751	28,979	23,674

Insurance income	2,806	1,449	5,783	2,735
Retail investment services	2,249	1,467	4,272	2,757
Trust and investment management income	1,678	1,261	3,135	2,239
Benefits administration fees	749	650	1,416	1,237
Total wealth management income	7,482	4,827	14,606	8,968

Merchant processing income	3,318	2,713	6,004	4,751
Bank-owned life insurance income	2,969	2,759	5,788	5,520
Mortgage banking income	2,078	2,140	3,962	3,627
Loss on sale of securities available for sale	(150)	(1,503)	(333)	(1,269)
Gain on equity investments	3,751	650	4,609	2,361
(Loss) gain on trading and derivative activities	(245)	24,779	(1,370)	13,211
Loss on indirect auto loans	(4,462)	--	(4,462)	--
Other	2,518	1,355	3,557	2,899
Total noninterest income	$32,020	$50,471	$61,340	$63,742

Noninterest Expenses
Salaries and wages	$33,605	$27,480	$65,659	$52,057
Employee benefits	8,703	8,423	17,732	17,447
Occupancy	7,684	6,823	14,997	12,922
Furniture and equipment	6,468	6,023	12,420	11,556
Professional services	5,497	5,135	11,276	9,571
Merchant processing expense	2,678	2,211	4,843	3,843
Advertising and business development	2,187	2,310	4,693	4,219
Amortization of intangibles	2,208	2,140	4,415	3,946
Telecommunications	1,421	1,384	2,839	2,710
Merger-related costs	--	2,194	--	2,499
Loss on early extinguishment of debt	--	2,981	--	1,553
Impairment loss from write-down of assets	--	917	--	917
Contribution to foundation	--	--	--	683
Other	12,608	11,514	24,019	22,122
Total noninterest expenses	$83,059	$79,535	$162,893	$146,045

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive Loss

The following summarizes accumulated other comprehensive loss, net of tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Unrealized Losses on Securities Available for Sale
Balance at beginning of period	$(66,137)	$(66,830)	$(46,350)	$(18,496)
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period	(25,819)	62,374	(56,569)	(12,298)
Income tax benefit (expense)	9,633	(23,107)	21,038	4,491
Less: Reclassification adjustment for gains and losses
included in net income	(3,601)	853	(4,276)	(1,092)
Income tax expense (benefit)	1,257	(319)	1,490	366
	(18,530)	39,801	(38,317)	(8,533)
Balance at end of period	(84,667)	(27,029)	(84,667)	(27,029)

Net Unrealized Losses on Cash Flow Hedges
Balance at beginning of period	(2,233)	--	450	--
Other comprehensive loss:
Unrealized loss on change in fair values	(4,206)	(52)	(8,165)	(52)
Income tax benefit	1,472	19	2,858	19
Less: Amortization of terminated swaps	(510)	--	(679)	--
Income tax expense	178	--	237	--
	(3,066)	(33)	(5,749)	(33)
Balance at end of period	(5,299)	(33)	(5,299)	(33)
	$(89,966)	$(27,062)	$(89,966)	$(27,062)

Total other comprehensive (loss) income	$(21,596)	$39,768	$(44,066)	$(8,566)
Net income	29,343	42,712	57,150	65,128
Comprehensive income	$7,747	$82,480	$13,084	$56,562

Note 4 – Gross Unrealized Losses on Investment Securities

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	June 30, 2006
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Treasury	$118,419	$1,381	$52,554	$2,756	$170,973	$4,137
U.S. Government agencies	241,498	6,285	402,013	18,920	643,511	25,205
Mortgage-backed securities	271,089	12,034	1,220,291	81,110	1,491,380	93,144
State and municipals	104,050	2,587	231,624	7,336	335,674	9,923
Corporate bonds	58,941	2,345	52,326	2,743	111,267	5,088
Equity investments	--	--	1,019	41	1,019	41
	$793,997	$24,632	$1,959,827	$112,906	$2,753,824	$137,538

Securities Held to Maturity
State and municipals	$4,432	$65	$20,544	$712	$24,976	$777

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

	June 30, 2005
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Treasury	$141,470	$2,600	$32,008	$166	$173,478	$2,766
U.S. Government agencies	107,783	236	223,010	2,727	330,793	2,963
Mortgage-backed securities	1,443,847	19,646	986,477	21,159	2,430,324	40,805
State and municipals	116,936	805	107,211	1,796	224,147	2,601
Corporate bonds	37,055	383	26,125	392	63,180	775
Federal Home Loan Mortgage
Corporation preferred stock	11,365	625	--	--	11,365	625
Equity investments	1,004	55	--	--	1,004	55
	$1,859,460	$24,350	$1,374,831	$26,240	$3,234,291	$50,590

Securities Held to Maturity
State and municipals	$--	$--	$22,976	$259	$22,976	$259

At June 30, 2006, TSFG had 1,338 individual investments that were in an unrealized loss position. The unrealized losses on investments summarized above, except for equity investments, were attributable to increases in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold its debt securities until a market price recovery or maturity, and therefore these investments are not considered impaired on an other-than-temporary basis.

At June 30, 2006, TSFG’s unrealized losses in its equity investments are not considered impaired on an other-than-temporary basis due to the lack of severity and duration of the impairments.

Note 5 – Loan Sales

During the second quarter of 2006, TSFG identified and sold $359.2 million of indirect auto loans previously included in loans held for investment and recorded a $3.5 million loss on the sale. In connection with the sale, TSFG transferred $3.1 million out of its allowance for loan losses. There were no indirect auto loan sales in 2005. Indirect auto loan production after the sale was classified as held for sale, and TSFG recorded a $985,000 loss as a lower of cost or market adjustment on these loans during June 2006.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 6 – Derivative Financial Instruments and Hedging Activities

The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) are presented below.

	June 30, 2006			December 31, 2005
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with
borrowing activities	$655	$--	$183,000	$1,785	$--	$278,500
Interest rate swaps associated with
lending activities	--	10,376	735,000	422	1,515	435,000

Fair Value Hedges
Interest rate swaps associated with
deposit taking activities	--	52,433	1,286,170	48	29,315	1,111,170

Other Derivatives
Forward foreign currency contracts	378	378	16,993	482	482	31,715
Options, interest rate swaps and other	4,337	11,935	318,833	3,988	11,656	221,453
	$5,370	$75,122	$2,539,996	$6,725	$42,968	$2,077,838

As part of its mortgage activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans (“rate locks”) and the forward sales commitments are freestanding derivative instruments and are generally funded within 90 days. The values of the rate locks and forward sale commitments are estimated based on indicative market prices being bid on similarly structured mortgage backed securities. At June 30, 2006, the gross fair value of the rate locks was a liability of $148,000. The gross fair value of forward sales commitments was an asset of $201,000 at June 30, 2006. TSFG does not apply hedge accounting to these derivative activities.

During the second quarter of 2006, TSFG hedged the anticipated monthly sale of indirect auto loans with pay-fixed interest rate swaps.  These swaps do not qualify for hedge accounting and are being marked to market through earnings with no offsetting adjustment for the hedged item. At June 30, 2006, the gross fair value of these swaps was a liability of $83,000. For the three and six months ended June 30, 2006, the loss on indirect auto loans included a $345,000 gain on these swaps.

In the three and six months ended June 30, 2006, noninterest income included losses of $245,000 and $1.4 million, respectively, for trading and derivative activities. These losses include the change in fair value of derivatives which do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps, and other miscellaneous items. These losses also include $444,000 and $895,000, respectively, representing ineffectiveness of fair value hedges. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the three or six months ended June 30, 2006. In the three and six months ended June 30, 2005, noninterest income included gains of $24.8 million and $13.2 million, respectively, for trading and derivative activities.

Note 7 – Commitments and Contingent Liabilities

Legal Proceedings

TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not be expected to materially affect TSFG's consolidated financial position or results of operations.

Recourse Reserve

As part of its acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At June 30, 2006, the estimated

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

recourse reserve liability, included in other liabilities, totaled $6.1 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

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

	Outstanding Commitments (in thousands)
	June 30, 2006	December 31, 2005
Commitment on loans	$2,159,440	$2,247,255
Standby letters of credit	186,141	192,586
Unused credit card lines	27,669	19,225
Documentary letters of credit	2,465	776
Total	$2,375,715	$2,459,842

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 8 – Share Information

The following is a summary of the basic and diluted average common shares outstanding and earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerators
Income from continuing operations	$29,343	$42,712	$57,150	$65,524
Discontinued operations, net of income tax	--	--	--	(396)
Net income	$29,343	$42,712	$57,150	$65,128
Basic
Average common shares outstanding (denominator)	74,864,648	73,083,009	74,775,416	72,234,263
Earnings per share:
Income from continuing operations	$0.39	$0.58	$0.76	$0.91
Discontinued operations	--	--	--	(0.01)
Net income	$0.39	$0.58	$0.76	$0.90
Diluted
Average common shares outstanding	74,864,648	73,083,009	74,775,416	72,234,263
Average dilutive potential common shares	640,035	1,338,094	647,023	1,495,367
Average diluted shares outstanding (denominator)	75,504,683	74,421,103	75,422,439	73,729,630
Earnings per share:
Income from continuing operations	$0.39	$0.57	$0.76	$0.89
Discontinued operations	--	--	--	(0.01)
Net income	$0.39	$0.57	$0.76	$0.88

The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

	Number of Shares	Range of Exercise Prices
For the Three Months Ended
June 30, 2006	1,287,406	$27.08 to $31.96
June 30, 2005	1,209,506	$27.50 to $31.96

For the Six Months Ended
June 30, 2006	1,343,436	$26.94 to $31.96
June 30, 2005	525,979	$29.93 to $31.96

Note 9 – Stock-Based Compensation Plans

TSFG has a 2004 Long-Term Incentive Plan (“LTIP”), a restricted stock plan, and various stock option plans. These plans provide for grants of restricted stock, options to purchase TSFG’s $1 par value common stock, or other share-based awards. Restricted stock grants are expensed over the period the employee performs the related services, including the performance period (generally either the one-year or three-year period preceding the grant) and the vesting period (typically three or five years following the grant date). For performance-based restricted stock, TSFG estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Income tax benefits related to stock compensation in excess of grant date fair value are recognized as an increase to surplus upon vesting and delivery of the stock. The compensation cost that was charged against income for these plans was $2.0 million and $3.1 million, respectively, for the three and six months ended June 30, 2006. The compensation cost that was charged against income for these plans was $432,000 and $869,000, respectively, for the three and six months ended June 30, 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $454,000 and $623,000, respectively, for the three and six months ended June 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $151,000 and $304,000, respectively, for the three and six months ended June 30, 2005.

Restricted Stock and Other Share-Based Awards

TSFG’s LTIP provides for incentive compensation in the form of stock options, restricted stock, performance units (which may be stock based), stock appreciation rights and other stock-based forms of director compensation. These grants may be made to directors, officers, employees, prospective employees, and consultants of TSFG. At June 30, 2006, authorized shares under the LTIP totaled 2.0 million shares (subject to further limitation of 1.2 million shares for restricted stock), of which 1,265,074 shares were available to be granted. TSFG also has a Restricted Stock Plan for awards to certain key employees. At June 30, 2006, authorized shares under the Restricted Stock Plan totaled 875,000 shares, of which 182,003 shares were available to be granted.

During the six months ended June 30, 2006, TSFG awarded 8,813 shares with a weighted-average fair value of $26.80 for director compensation under the LTIP and expensed $236,000 in directors’ fees associated with these grants in the same period. During the six months ended June 30, 2005, TSFG awarded 6,838 shares with a weighted-average fair value of $30.92 for director compensation under the LTIP and expensed $212,000 in directors’ fees associated with these grants in the same period.

Shares of restricted stock granted to employees under both the LTIP and the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

The following is a summary of the status of TSFG’s nonvested shares of restricted stock as of June 30, 2006 and changes during the six months ended June 30, 2006.

	LTIP		Restricted Stock Plan
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1	62,803	$ 30.54	106,650	$ 28.30
Granted	--	--	2,000	25.26
Vested	(16,216)	30.54	(35,545)	28.30
Cancelled	(1,422)	30.54	(2,318)	28.30
Nonvested at June 30	45,165	30.54	70,787	28.21

                As of June 30, 2006, there was $942,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under restricted stock grants. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was one year. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $1.5 million and $2.1 million, respectively.

In the second quarter 2006, TSFG’s board of directors approved new LTIP awards for the period 2006 – 2008. This is in addition to the awards associated with the 2004 – 2006 period, which resulted in a 52.25% payout in 2004 and 0% in 2005, and is expected to pay 0% in 2006. A total of 362,133 restricted stock units (“RSUs”) have been reserved for potential issuance for the 2006 – 2008 period, which includes both service and performance-based awards. Of these units, the service award component (95,033 RSUs) will be expensed ratably over the three-year vesting period, assuming continued employment of the LTIP participant. The remaining RSUs are performance-based awards and will vest based on achieving during 2008 certain earnings per share targets relative to a broad regional bank peer group, and return on equity targets. Achieving target performance (100%) will result in the issuance of 178,067 shares, although a maximum

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

of 89,033 additional shares may be issued if more stringent performance hurdles are met. The compensation expense related to the performance-based RSUs will be recognized ratably over the period from the date of award through December 31, 2008, based on management's assessment of the probability that the performance targets will be met. If the performance targets are not reached, the corresponding RSUs will be forfeited. As of June 30, 2006, there was $2.2 million of unrecognized compensation cost related to the service component of this award and $6.0 million of unrecognized compensation cost related to the performance-based component, assuming the performance targets are met.

In addition, TSFG issues cash-settled stand alone stock appreciation rights, which are accounted for as liability-classified awards pursuant to SFAS 123R, under the LTIP. The strike price of each stock appreciation right equals the fair market value of TSFG's common stock on the date of grant. Stock appreciation rights issued to employees under this plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant. The following is a summary of the stock appreciation rights activity under the LTIP for the six months ended June 30, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, January 1	271,550	$29.40
Granted	--	--
Cancelled	(23,325)	29.40
Exercised	--	--

Outstanding, June 30	248,225	$29.40	9.5	$--

Exercisable, June 30	--	$--	--	$--

Unrecognized stock-based compensation expense related to stock appreciation rights totaled $1.0 million at June 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 4.5 years.

Stock Option Plans

TSFG has a Stock Option Plan, a Directors' Stock Option Plan, a Fortune 50 Stock Option Plan, and option plans assumed in connection with acquisitions (collectively referred to as “stock-based option plans”). At June 30, 2006, authorized shares under the Stock Option Plan totaled 4.7 million shares. The exercise price of each option either equals or exceeds the fair market value of TSFG's Common Stock on the date of grant. Options issued to employees under the Stock Option Plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant. Under the Directors' Stock Option Plan, TSFG may grant options to its non-employee directors and advisory board members. At June 30, 2006, authorized shares under the Directors’ Stock Option Plan totaled 650,000 shares. The exercise price of each director’s option equals the fair market value of TSFG's common stock on the date of grant. Options issued to directors under the Directors’ Stock Option Plan vest immediately on the grant date.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected life (in years)	5.62	7.25	5.77	7.19
Expected volatility	28.30%	34.50%	28.30%	34.54%
Risk-free interest rate	4.97	4.10	4.90	4.10
Expected dividend yield	2.58	2.40	2.57	2.30
Weighted-average fair value of options granted
during the period	$7.13	$9.09	$ 7.18	$ 9.34

The following is a summary of the activity under the stock-based option plans for the six months ended June 30, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value ($000)
Outstanding, January 1	4,245,664	$21.45
Granted	44,500	26.44
Cancelled	(120,025)	28.15
Exercised	(259,326)	15.62

Outstanding, June 30	3,910,813	$21.69	5.4	$22,395

Exercisable, June 30	2,836,494	$19.30	4.4	$21,327

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.0 million and $1.2 million, respectively. Unrecognized stock-based compensation expense related to stock options totaled $6.4 million at June 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.0 years.

Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $3.7 million and $7.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $825,000 and $2.9 million, respectively, for the six months ended June 30, 2006 and 2005. TSFG has a policy of issuing new shares to satisfy share option exercises.

Note 10 – Business Segments

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Segment information (in thousands) is shown in the table below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment. Effective December 1, 2005, CF Technology Services Company, a wholly-owned subsidiary of TSFG, was merged into Carolina First Bank. Reclassifications have been made to the June 30, 2005 presentation in order to conform to the current presentation.

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Three Months Ended June 30, 2006
Net interest income	$64,495	$42,461	$(3,834)	$--	$103,122
Provision for credit losses	7,892	(405)	--	--	7,487
Noninterest income	32,811	7,055	2,667	(10,513)	32,020
Noninterest expenses	58,579	31,476	3,517	(10,513)	83,059
Income tax expense	10,546	6,309	(1,602)	--	15,253
Net income	20,289	12,136	(3,082)	--	29,343

Six Months Ended June 30, 2006
Net interest income	$127,986	$85,167	$(7,119)	$--	$206,034
Provision for credit losses	17,138	260	--	--	17,398
Noninterest income	61,678	16,016	6,399	(22,753)	61,340
Noninterest expenses	114,829	63,453	7,364	(22,753)	162,893
Income tax expense	19,827	12,882	(2,776)	--	29,933
Net income	37,870	24,588	(5,308)	--	57,150

June 30, 2006
Total assets	$8,981,137	$5,809,602	$1,774,907	$(2,488,563)	$14,077,083
Total loans	5,817,455	3,790,753	--	(90,000)	9,518,208
Total deposits	5,775,839	3,581,407	--	(116,927)	9,240,319

Three Months Ended June 30, 2005
Net interest income	$63,157	$41,670	$(2,542)	$--	$102,285
Provision for credit losses	8,162	1,785	(3)	--	9,944
Noninterest income	40,994	14,964	2,970	(8,457)	50,471
Noninterest expenses	53,493	29,447	5,052	(8,457)	79,535
Income tax expense	13,941	8,356	(1,732)	--	20,565
Net income	28,555	17,046	(2,889)	--	42,712

Six Months Ended June 30, 2005
Net interest income	$126,522	$78,884	$(4,872)	$--	$200,534
Provision for credit losses	17,410	3,507	(11)	--	20,906
Noninterest income	54,376	18,482	8,556	(17,672)	63,742
Noninterest expenses	99,748	54,065	9,904	(17,672)	146,045
Income tax expense	20,805	13,105	(2,109)	--	31,801
Discontinued operations, net of income tax	--	(396)	--	--	(396)
Net income	42,935	26,293	(4,100)	--	65,128

June 30, 2005
Total assets	$9,627,909	$5,700,205	$1,724,395	$(2,164,604)	$14,887,905
Total loans	5,437,538	3,660,220	96	(90,090)	9,007,764
Total deposits	5,368,619	3,571,437	--	(66,254)	8,873,802

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

Note 11 – Branch Sale

During the second quarter of 2006, TSFG signed a definitive agreement to sell certain assets and liabilities of its Mullins, South Carolina branch to an unrelated financial institution. The branch sale, which is expected to close in the third quarter of 2006, will include approximately $4 million of loans and $30 million of deposits. In connection with this sale, TSFG will receive an 8.5% premium on certain of these deposits.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, "TSFG"), except where the context requires otherwise. TSFG may also be referred to herein as "we", "us", or "our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2005. Results of operations for the six months ended June 30, 2006 are not necessarily indicative of results that may be attained for any other period.

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

Forward-Looking Statements

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;
•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;
•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;
•	risks inherent in making loans including repayment risks and changes in the value of collateral;
•	loan growth, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);
•	level, composition, and repricing characteristics of the securities portfolio;
•	deposit growth, change in the mix or type of deposit products;

•	availability of wholesale funding;
•	fluctuations in consumer spending;
•	competition in the banking industry and demand for our products and services;
•	continued availability of senior management;
•	technological changes;
•	ability to increase market share;
•	income and expense projections, and ability to control expenses;
•	risks associated with income taxes, including the potential for adverse adjustments;
•

acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;
•	changes in management’s assessment of and strategies for lines of business and asset categories;
•	changes in accounting policies and practices;
•	changes in the evaluation of the effectiveness of our hedging strategies;
•	changes in regulatory actions, including the potential for adverse adjustments;
•	changes, costs, and effects of litigation, and environmental remediation; and
•	recently-enacted or proposed legislation.

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

Non-GAAP Financial Information

This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). TSFG also presents certain tax-equivalent net interest margin comparisons including the net cash settlements on certain interest rate swaps for 2005. Management believes that these presentations of tax-equivalent net interest income aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. TSFG also presents loan and deposit growth, excluding loans/deposits acquired net of dispositions (referred to herein as “organic growth”). In discussing its deposits, TSFG presents “core deposits,” which are defined by TSFG as noninterest-bearing, interest-bearing checking, money market accounts, and savings accounts, and “customer deposits,” which are defined by TSFG as total deposits less brokered deposits. Wholesale borrowings include short-term and long-term borrowings and brokered deposits. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

The South Financial Group is a financial holding company, headquartered in Greenville, South Carolina, with $14.1 billion in total assets and 169 branch offices in South Carolina, Florida, and North Carolina at June 30, 2006. Founded in 1986, TSFG focuses on fast-growing banking markets in the Southeast and concentrates its growth in metropolitan statistical areas. TSFG operates primarily through two subsidiary banks:

•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, operating in South Carolina and North Carolina, and on the Internet under the brand name, Bank CaroLine; and
•	Mercantile Bank, a Florida-headquartered bank, operating in Florida.

At June 30, 2006, approximately 48% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 39% were in Florida, and 13% were in North Carolina.

TSFG uses a super-community bank strategy, serving small and middle market businesses and retail customers. As a super-community bank, TSFG combines personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

TSFG reported net income of $57.2 million, or $0.76 per diluted share, for the first six months of 2006, compared with $65.1 million, or $0.88 per diluted share, for the first six months of 2005. Average diluted shares outstanding increased 2.3%, principally as a result of the May 2005 acquisition of Pointe Financial Corporation (“Pointe”).

During the past year, TSFG reduced its level of investment securities and wholesale borrowings in response to the flattening yield curve and lower profitability of investment securities. TSFG took these actions in an effort to reduce interest rate and capital risk. The interest spread compression related to these earning assets and associated funding, in addition to the lower level of investment securities, contributed to slower revenue growth for the first six months of 2006 over the comparable time period in 2005.

Investment securities declined $1.4 billion, or 32.6%, to $2.9 billion at June 30, 2006 from $4.3 billion a year earlier, and wholesale borrowings decreased $1.2 billion, or 20.9%, to $4.5 billion at June 30, 2006 from $5.7 billion a year earlier. At June 30, 2006, TSFG’s ratio of securities to total assets declined to 20.7% of total assets, down from 29.1% at June 30, 2005. TSFG’s ratio of wholesale borrowings to total assets declined to 32.0% at June 30, 2006, down from 38.3% at June 30, 2005. These actions reflect TSFG’s focus on improving its balance sheet mix by increasing the relative level and mix of customer assets and liabilities.

Using period-end balances, TSFG’s loans held for investment at June 30, 2006 increased 5.3% from a year ago, and total deposit balances grew 4.1%. Customer deposit balances (which exclude brokered deposits) increased 4.2% since June 30, 2005. In June 2006, TSFG sold $359.2 million of indirect auto loans. Excluding the sale of indirect auto loans, TSFG’s loans held for investment at June 30, 2006 grew 9.3% from the prior year. Following a 6.1% linked quarter annualized decline in first quarter 2006 period-end customer deposits (partially due to decreased levels of jumbo certificates of deposit, which TSFG generally elected not to price aggressively), TSFG’s second quarter 2006 period-end customer deposits increased 3.0% linked quarter annualized, including increases in noninterest-bearing deposits.

Tax-equivalent net interest income was $209.6 million for the first six months of 2006, a $6.3 million increase over $203.3 million for the first six months of 2005. For the six months ended June 30, 2005, tax-equivalent net interest income excluded $8.3 million for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. Instead, the net cash settlement for these interest rate swaps was recorded in noninterest income, which increased noninterest income and reduced net interest income, which in turn reduced the margin. If the impact of these net cash settlements were included in net interest income, tax-equivalent net interest income would have totaled $211.5 million for the first half of 2005. While average earning assets declined slightly, the earning asset mix improved with a 13.8% increase in average loans and a 32.7% decline in average securities. However, this improvement was partially offset by increased funding costs. The net interest margin increased to 3.29% for the first six months of 2006 from 3.11% for the first six months of 2005 (or 3.24% including the net cash settlement of certain interest rate swaps mentioned above).

Noninterest income decreased to $61.3 million for the first six months of 2006 from $63.7 million for the first six months of 2005. Noninterest income for the first half of 2005 included a gain of $5.1 million for the change in fair value of interest rate swaps and income of $8.3 million for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. Noninterest income reflected double-digit growth for merchant processing, treasury services, and wealth management. During 2005 and 2006, TSFG made additional investments in the leadership, products, and sales of these fee-based lines of businesses. Noninterest income for the first half of 2006 included a $1.4 million loss on trading and certain other derivative activities, compared with a $128,000 loss for the first half of 2005. In addition, noninterest income for the first half of 2006 included a loss on indirect auto loans of $4.5 million (which consists of a $3.5 million loss on the sale of loans and $985,000 lower of cost or market adjustment for loans held for sale).

In June 2006, TSFG sold $359.2 million of indirect auto loans previously held for investment. In addition, the June production was classified as held for sale and required the aforementioned lower of cost or market adjustment at June 30th. (See “Loans” for an explanation of the transfer to loans held for investment as of July 31, 2006.) In connection with the sale of loans previously included in loans held for investment, TSFG transferred $3.1 million out of its allowance for loan losses.

Noninterest expenses totaled $162.9 million for the first half of 2006, compared to $146.0 million for the first half of 2005, an increase of 11.5%. Salaries, wages and employee benefits, which account for 50.8% of the total noninterest expenses for the first half of 2006, increased 19.4% to $82.8 million. The increase in noninterest expenses included the Pointe and insurance company acquisitions, higher incentive accruals, commissions relating to fee-based businesses, higher salaries attributable to TSFG’s expansion of its management team, additional stock-based compensation expense from the adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” and higher professional fees.

Nonperforming asset and charge-off ratios continued to improve in the first half of 2006. At June 30, 2006, nonperforming assets as a percentage of loans held for investment and foreclosed property declined to 0.51% from 0.61% at June 30, 2005. For the six months ended June 30, 2006, annualized net loan charge-offs improved to 0.28% of average loans held for investment from 0.38% for the same period in 2005. TSFG’s provision for credit losses decreased to $17.4 million for the first six months of 2006 from $20.9 million for the first six months of 2005, primarily as a result of lower net loan charge-offs, improved credit quality measures, and slower loan growth. The allowance for loan loss coverage of nonperforming loans at June 30, 2006 totaled 2.88 times, compared with 2.47 times a year earlier.

TSFG’s tangible equity to tangible asset ratio totaled 5.94% at June 30, 2006, up from 5.80% at June 30, 2005. At June 30, 2006, the after-tax net unrealized loss on available for sale securities totaled $84.7 million, compared to $27.0 million at June 30, 2005.

Critical Accounting Policies and Estimates

TSFG's accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of judgmental estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the accounting for derivatives and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, stock-based and discretionary compensation, and other employee benefit agreements. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. TSFG has procedures and processes in place to facilitate making these judgments on a consistent basis.

For additional information regarding critical accounting policies, refer to the Annual Report of TSFG on Form 10-K for the year ended December 31, 2005, specifically Item 8, Note 1 – Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements and the section captioned “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. As more fully discussed in Note 1 – General and Note 9 – Stock-Based Compensation Plans in the accompanying notes to the Consolidated Financial Statements included in this report, TSFG changed its method of accounting for stock options in connection with the adoption of a new accounting standard which eliminated the ability to account for stock-based compensation using the intrinsic value method of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB Opinion 25”) and requires such transactions to be recognized in the income statement based on their fair values at the date of grant.

Expanded Corporate Facilities

On March 17, 2006, TSFG acquired approximately 68 acres of land in Greenville County, South Carolina for a purchase price of $10.4 million for the purpose of developing a corporate campus to consolidate existing office space and to meet TSFG’s future employment needs. The expected cost of this project is approximately $100 million, less certain economic incentives awarded by the state, city, and county governments, which will be effective assuming that $100 million is invested and 600 new jobs are created at the campus by December 31, 2011.

Acquisitions

No significant acquisitions were completed during the first six months of 2006.

Balance Sheet Review

Loans

TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At June 30, 2006, outstanding loans totaled $9.5 billion, which equaled 103% of total deposits (121% of customer deposits) and 68% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At June 30, 2006, approximately 8% of the portfolio was unsecured.

As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

Loans held for investment increased $473.1 million, or 5.3%, to $9.4 billion at June 30, 2006 from $9.0 billion at June 30, 2005. Excluding the sale of indirect auto loans discussed below, loan growth for the period from June 30, 2005 to June 30, 2006 was 9.3% (based on period-end balances). Loan growth was concentrated primarily in commercial loans.

During second quarter 2006, TSFG performed an initial evaluation of indirect loans to determine their profitability versus certain internal hurdle rates. TSFG determined that its historical production had been generated at returns lower than its internal hurdle rate. As a result of this review, in June 2006, TSFG sold $359.2 million of indirect auto loans originated from August 2005 through the end of May 2006 and reduced wholesale funding levels. TSFG recorded a $3.5 million loss on the sale of these indirect auto loans. Also, TSFG attempted to improve the profitability of its indirect auto lending by intending to sell new production. Accordingly, TSFG classified its June production of indirect auto loans as held for sale. At June 30th, TSFG recorded a $985,000 loss from the lower of cost or market adjustment on its June indirect auto loan production. TSFG also classified its July production of indirect auto loans as held for sale.

Since undergoing its evaluation of indirect loans, TSFG has worked to increase its loan yield relative to the matched funding cost and negotiated lower dealer reserve ratios. Both of these actions are intended to improve the interest rate spread versus TSFG’s historical experience. In addition, TSFG is evaluating the net benefit of the mix of new versus used auto loans and various credit score ranges. As a result of these actions, TSFG believes the profitability of its more recent indirect auto loan production has improved. Given this profitability improvement, combined with the challenges associated with selling indirect auto loans for a gain, TSFG decided to keep the more recent indirect auto loan production on its balance sheet as held for investment. As of July 31, 2006, TSFG transferred its indirect auto loan production for June and July, originally classified as held for sale, to held for investment. In addition, TSFG is recording its August production of indirect auto loans as held for investment.

TSFG generally sells a majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale increased to $78.8 million at June 30, 2006 from $37.2 million at December 31, 2005 and $41.4 million at June 30, 2005, due to the classification of June indirect auto loan production as held for sale. Excluding indirect auto loans, loans held for sale decreased 33.0% since June 30, 2005, primarily related to mortgage loan volume and timing of mortgage loan sales.

Table 1 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 1
Loan Portfolio Composition
(dollars in thousands)

	June 30,		December 31,
	2006	2005	2005
Commercial, financial and agricultural	$2,046,169	$1,841,939	$1,936,963
Real estate - construction (1)	1,515,148	1,218,158	1,497,605
Real estate - residential mortgages (1-4 family)	1,496,948	1,407,088	1,493,317
Commercial secured by real estate (1)	3,703,930	3,353,658	3,441,576
Consumer	677,250	1,145,494	1,069,934
Loans held for investment	$9,439,445	$8,966,337	$9,439,395

Percentage of Loans Held for Investment
Commercial, financial and agricultural	21.7%	20.5%	20.5%
Real estate - construction (1)	16.0	13.6	15.9
Real estate - residential mortgages (1-4 family)	15.9	15.7	15.8
Commercial secured by real estate (1)	39.2	37.4	36.5
Consumer	7.2	12.8	11.3
Total	100.0%	100.0%	100.0%
(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

Table 2 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 1, which stratifies the portfolio by collateral type and borrower type. Certain prior period amounts have been reclassified to conform to current period presentation.

Table 2
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)
	June 30,		December 31,
	2006	2005	2005
Commercial Loans
Commercial and industrial	$2,328,925	$2,314,125	$2,271,605
Owner - occupied real estate (1)	935,170	806,692	801,953
Commercial real estate	4,064,137	3,669,440	3,933,927
	7,328,232	6,790,257	7,007,485

Consumer Loans
Indirect - sales finance	555,678	856,564	916,318
Other consumer loans	1,011,700	754,753	956,668
Home equity	543,835	564,763	558,924
	2,111,213	2,176,080	2,431,910

Total loans held for investment	$9,439,445	$8,966,337	$9,439,395

Percentage of Loans Held for Investment
Commercial and industrial	24.7%	25.8%	24.1%
Owner - occupied real estate (1)	9.9	9.0	8.5
Commercial real estate	43.0	40.9	41.7
Indirect - sales finance	5.9	9.6	9.7
Other consumer loans	10.7	8.4	10.1
Home equity	5.8	6.3	5.9
Total	100.0%	100.0%	100.0%
(1)	In Table 3, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

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

Indirect - sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two years to six years. During the second quarter of 2006, TSFG sold $359.2 million of indirect auto loans originated from August 2005 through the end of May 2006 and classified its June production of indirect auto loans as held for sale. See discussion above for an explanation of the transfer to loans held for investment as of July 31, 2006.

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

Table 3 sorts the commercial real estate portfolio by geography and property type. The portfolio’s most significant concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. By product type, commercial construction and development loans, the largest component of commercial real estate loans, represent 35.9% of the total commercial real estate loans at June 30, 2006, consistent with the percentage at December 31, 2005. The risk attributable to the concentration in commercial real estate loans is managed by focusing our lending on markets with which we are familiar and on borrowers with proven track records whom we believe possess the financial means to weather adverse market conditions. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the loss potential in its commercial real estate loans is not materially greater than that of any other segment of the portfolio. In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio.

Table 3
Commercial Real Estate Loans
(dollars in thousands)

	June 30, 2006		December 31, 2005
	Balance	% of Total	Balance	% of Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$811,505	20.0%	$736,269	18.7%
Tampa Bay Florida	477,301	11.7	463,842	11.8
Midlands South Carolina (Columbia)	373,241	9.2	356,766	9.1
North Coastal South Carolina (Myrtle Beach)	356,916	8.8	371,221	9.4
Upstate South Carolina (Greenville)	345,594	8.5	384,699	9.8
Northeast Florida (Jacksonville)	342,220	8.4	319,482	8.1
North Central Florida	324,738	8.0	307,044	7.8
Central Florida (Orlando)	261,573	6.4	273,470	6.9
South Coastal South Carolina (Charleston)	250,971	6.2	249,808	6.4
South Florida (Ft. Lauderdale)	250,286	6.1	219,240	5.6
Marion County, Florida (Ocala)	141,162	3.5	127,126	3.2
Greater South Charlotte South Carolina (Rock Hill)	128,630	3.2	124,960	3.2
Total commercial real estate loans	$4,064,137	100.0%	$3,933,927	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$1,460,624	35.9%	$1,413,956	35.9%
Mixed use	441,546	10.9	436,055	11.1
1-4 family residential investment property	327,518	8.1	330,760	8.4
Residential construction	317,340	7.8	280,541	7.1
Multi-family residential	278,095	6.8	218,591	5.6
Undeveloped land	277,247	6.8	271,922	6.9
Retail	268,261	6.6	260,990	6.6
Hotel/motel	163,347	4.0	184,351	4.7
Other (1)	530,159	13.1	536,761	13.7
Total commercial real estate loans	$4,064,137	100.0%	$3,933,927	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.
Note:	At June 30, 2006 and December 31, 2005, average loan size for commercial real estate loans totaled $427,000 and $415,000, respectively.

Portfolio risk is also managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of both Carolina First Bank and Mercantile Bank and by requiring Board of Director approval to exceed this house limit. At June 30, 2006, TSFG’s house lending limit was $35 million, and three credit relationships totaling $126.2 million were in excess of the limit. The 20 largest credit relationships had an aggregate outstanding principal balance of $322.3 million, or 3.41% of total loans held for investment at June 30, 2006, up from 2.79% of total loans held for investment at June 30, 2005.

TSFG participates in “shared national credits” (multi-bank credit facilities of $20 million or more), primarily to borrowers who are headquartered or conduct business in or near our markets. At June 30, 2006, the loan portfolio included commitments totaling $775.2 million in shared national credits. Outstanding borrowings under these commitments totaled $296.3 million at June 30, 2006, increasing from $222.7 million at December 31, 2005.

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

Table 4
Credit Quality Indicators
(dollars in thousands)

	June 30,				December 31,
	2006		2005		2005
Loans held for investment	$9,439,445		$8,966,337		$9,439,395
Allowance for loan losses	108,995		104,853		107,767
Allowance for credit losses (1)	110,320		105,552		109,350

Nonaccrual loans - commercial (2)	30,860		34,616		25,145
Nonaccrual loans - consumer	3,388		3,323		3,417
Nonaccrual loans - mortgage	3,534		4,518		4,693
Restructured loans	--		--		--
Total nonperforming loans	37,782		42,457		33,255
Foreclosed property (other real estate owned and personal
property repossessions)	10,187		12,618		10,722
Total nonperforming assets	$47,969		$55,075		$43,977

Loans past due 90 days or more (mortgage and consumer
with interest accruing)	$2,849		$2,035		$4,548

Total nonperforming assets as a percentage of loans held for
investment and foreclosed property	0.51%		0.61%		0.47%
Allowance for loan losses to nonperforming loans	2.88	x	2.47	x	3.24	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.
(2)	At June 30, 2006, December 31, 2005 and June 30, 2005, nonaccrual loans – commercial included $743,000, $1.9 million, and $5.5 million, respectively, in restructured loans.

TSFG’s nonperforming assets as a percentage of loans held for investment and foreclosed property at June 30, 2006 improved from June 30, 2005, primarily due to loan growth without a corresponding increase in nonperforming assets. This same percentage increased slightly from December 31, 2005, primarily due to an increase in nonperforming assets and the sale of indirect auto loans, which lowered the base of loans held for investment.

Table 5 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.

Table 5
Impaired Loans
(dollars in thousands)

	At and For the Six Months Ended June 30,		At and For the Year Ended December 31,
	2006	2005	2005
Impaired loans (1)	$30,860	$28,266	$16,911
Average investment in impaired loans	24,171	27,791	25,581
Related allowance	8,027	4,956	4,336
Foregone interest	1,044	905	1,200

(1)

In second quarter 2006, TSFG enhanced its policy to include nonaccruing loans that are fully protected by collateral as impaired loans. This change added $7.5 million to impaired loans at June 30, 2006.

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

The portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (direct installment, indirect installment, revolving, and mortgage) and by credit risk grade for performing commercial loans. Nonperforming commercial loans are reviewed for impairment and impairment is measured in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15” (“SFAS 114”), and assigned specific reserves. To allow for modeling margin for imprecision, a range of probable loss ratios (from 95% to 105% of the adjusted historical loss ratio) is then derived for each segment. The resulting percentages are then applied to the dollar amounts of loans in each segment to arrive at each segment's range of probable loss levels.

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

The Allowance is then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss range for each category. The unallocated component is the sum of the amounts by which final loss estimates exceed the lower end estimates for each category. The unallocated component of the Allowance represents probable incurred losses inherent in the portfolio based on our analysis that are not fully captured in the allocated component. Allocation of the Allowance to respective loan portfolio components is not necessarily indicative of future losses or future allocations. The entire Allowance is available to absorb probable incurred losses in the loan portfolio.

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

Table 6 summarizes the changes in the allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses and provides certain related ratios.

Table 6
Summary of Loan and Credit Loss Experience
(dollars in thousands)

	At and For the Six Months Ended June 30,		At and For the Year Ended December 31,
	2006	2005	2005
Allowance for loan losses, beginning of year	$107,767	$96,434	$96,434
Purchase accounting adjustments	--	3,741	3,741
Allowance adjustment for loans sold	(3,089)	--	--
Net charge-offs:
Loans charged-off	(17,658)	(19,791)	(39,214)
Loans recovered	4,319	3,778	7,313
	(13,339)	(16,013)	(31,901)
Additions to allowance through provision expense	17,656	20,691	39,493
Allowance for loan losses, end of period	$108,995	$104,853	$107,767

Reserve for unfunded lending commitments, beginning of year	$1,583	$484	$484
Provision for unfunded lending commitments	(258)	215	1,099
Reserve for unfunded lending commitments, end of period	$1,325	$699	$1,583

Allowance for credit losses, beginning of year	$109,350	$96,918	$96,918
Purchase accounting adjustments	--	3,741	3,741
Allowance adjustment for loans sold	(3,089)	--	--
Net charge-offs:
Loans charged-off	(17,658)	(19,791)	(39,214)
Loans recovered	4,319	3,778	7,313
	(13,339)	(16,013)	(31,901)
Additions to allowance through provision expense	17,398	20,906	40,592
Allowance for credit losses, end of period	$110,320	$105,552	$109,350

Average loans held for investment	$9,635,658	$8,472,434	$8,848,279
Loans held for investment, end of period	9,439,445	8,966,337	9,439,395
Net charge-offs as a percentage of average loans held for
investment (annualized)	0.28%	0.38%	0.36%
Allowance for loan losses as a percentage of loans held
for investment	1.15	1.17	1.14
Allowance for credit losses as a percentage of loans held
for investment	1.17	1.18	1.16
Allowance for loan losses to nonperforming loans	2.88x	2.47x	3.24x

Securities

TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income from the investment of funds, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits, FHLB advances, and securities sold under repurchase agreements. Table 7 shows the carrying values of the investment securities portfolio.

Table 7
Investment Securities Portfolio Composition
(dollars in thousands)

	June 30,		December 31,
	2006	2005	2005
Trading (at fair value)
U.S. Treasury	$--	$20	$22
U.S. Government agencies	--	--	137
State and municipal	--	--	1,243
	--	20	1,402
Available for Sale (at fair value)
U.S. Treasury	173,049	183,938	182,468
U.S. Government agencies	641,315	856,308	656,442
Mortgage-backed securities	1,504,818	2,696,421	1,688,862
State and municipal	351,462	318,018	373,892
Other investments:
Corporate bonds	111,267	110,541	112,246
Federal Home Loan Bank ("FHLB") stock	63,317	68,799	67,553
Federal Home Loan Mortgage Corporation preferred stock	--	11,365	--
Community bank stocks	12,245	10,626	10,067
Other equity investments	3,709	4,655	4,037
	2,861,182	4,260,671	3,095,567
Held to Maturity (at amortized cost)
State and municipal	53,517	65,176	62,548
Other investments	100	100	100
	53,617	65,276	62,648
Total	$2,914,799	$4,325,967	$3,159,617

Total securities as a percentage of total assets	20.7%	29.1%	22.1%

Percentage of Total Securities Portfolio
U.S. Treasury	5.9%	4.2%	5.8%
U.S. Government agencies	22.0	19.8	20.8
Mortgage-backed securities	51.6	62.3	53.4
State and municipal	13.9	8.9	13.9
Other investments	6.6	4.8	6.1
Total	100.0%	100.0%	100.0%

               Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $3.1 billion in the first six months of 2006, 32.7% below the average for the corresponding period in 2005 of $4.7 billion. Starting in second quarter 2005, TSFG reduced its securities in an effort to lower its interest rate risk in a rising rate and flattening yield curve environment and to reduce its reliance on wholesale borrowings. Since December 31, 2005, TSFG has continued to lower securities by not reinvesting maturing investments and principal paydowns.

The average tax-equivalent portfolio yield increased for the six months ended June 30, 2006 to 4.77% from 4.38% in the first six months of 2005. The securities yield increased partially due to the balance sheet repositioning mentioned above which reduced lower yielding securities held in TSFG’s portfolio, compared with the first half of 2005.

TSFG strives to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off borrowings, to fund loan growth, or to reinvest in securities at then current market rates.

The expected duration of the debt securities portfolio increased to approximately 4.5 years at June 30, 2006 from approximately 3.8 years at December 31, 2005 and approximately 2.7 years at June 30, 2005. If interest rates continue to rise, the duration of the debt securities portfolio may extend.

The available for sale portfolio constituted 98.2% of total securities at June 30, 2006. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. Approximately 72% of MBS are collateralized mortgage obligations (“CMOs”) with a total expected duration of 5.8 years. At June 30, 2006, approximately 20% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from three to ten years. Many of these adjustable rate MBS are still in the fixed rate period, and are therefore anticipated to behave more like a fixed rate instrument over the next twelve months or more.

Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease.

The net unrealized loss on securities available for sale (pre-tax) totaled $134.5 million at June 30, 2006, compared with a $73.6 million loss at December 31, 2005. This increase in unrealized loss was primarily due to increases in long-term interest rates in the first six months of 2006 and was spread throughout the portfolio with the most significant being MBS, which increased $37.1 million. If interest rates increase, TSFG expects its net unrealized loss on securities available for sale to increase. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

Community Bank Stocks. At June 30, 2006, TSFG had equity investments in 10 community banks located in the Southeast with a cost basis of $9.6 million and a market value of $12.2 million. In each case, TSFG owns less than 5% of the community bank's outstanding common stock. TSFG made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks are included in securities available for sale.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets totaled $689.7 million at June 30, 2006, down from $693.5 million at June 30, 2005, principally due to amortization of core deposit intangibles.

Derivative Financial Instruments

Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified on-balance sheet risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), trading derivatives, derivatives that do not qualify for hedge accounting under SFAS 133 but otherwise achieve economic hedging goals (“economic hedges”), and customer hedging programs. See Note 6 to the Consolidated Financial Statements for disclosure of the fair value of TSFG’s derivative assets and liabilities (which are included in other assets and other liabilities, respectively, in the Consolidated Financial Statements) and their related notional amounts. TSFG’s trading derivatives, economic hedges, and customer hedging programs are included in Other Derivatives in the table in Note 6.

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

Fair Value Hedges. TSFG enters into interest rate swaps to effectively convert its fixed rate brokered CDs to floating rates. The interest rate swaps are structured such that the notional amount, termination date, fixed rate and other relevant terms match those of the brokered CD it is hedging. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method. Upon entering into a brokered CD, TSFG pays a commission to the CD broker. These commissions are treated as prepaid fees and are amortized over the life of the related CD. Amortization of the prepaid fees on the brokered CDs, included in interest expense, was $706,000 and $1.3 million, respectively, for the three and six months ended June 30, 2006. Amortization of the prepaid fees on the brokered CDs, included in interest expense, was $1.1 million and $2.0 million, respectively, for the three and six months ended June 30, 2005.

TSFG has entered into interest rate swaps relating to certain indexed brokered CD products, including equity-linked CDs and inflation-indexed CDs. These interest rate swaps are hedging the inherent interest rate risk and are designated as fair value hedges under SFAS 133 using the “long-haul” method.

In the three and six months ended June 30, 2006, noninterest income includes $444,000 and $895,000, respectively, of losses representing ineffectiveness of fair value hedges.

Cash Flow Hedges. TSFG uses interest rate swaps to hedge the repricing characteristics of certain floating rate assets and liabilities. The initial assessment of expected hedge effectiveness and the ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in either the benchmark interest rate or overall cash flows, depending on the specific hedge relationship. TSFG has entered into pay-fixed interest rate swaps to convert a portion of its variable rate structured repurchase agreement portfolio and FHLB advances to fixed rates. In addition, TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from prime-based commercial loans through 2009 and expects to enter into additional interest rate swaps on its prime-based commercial loans. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the six months ended June 30, 2006.

Trading. From time to time, TSFG enters into derivative financial contracts that are not designed to hedge specific transactions or identified assets or liabilities and therefore do not qualify for hedge accounting, but are rather part of the Company’s overall risk management strategy. Such contracts include interest rate futures, option contracts on certain U.S. agency debt securities, and certain other interest rate swaps that are not designated as hedges. The futures contracts are exchange-traded, while the option contracts are over-the-counter instruments with money center and super-regional financial institution counterparties. These contracts are marked to market through earnings each period and are generally short-term in nature. At June 30, 2006 there were no such contracts outstanding.

Mortgage Loan Commitments and Forward Sales Commitments. As part of its mortgage lending activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans (“rate locks’) and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. During 2005, TSFG expanded its strategy to include selling mortgage loans on a pooled basis in addition to individual loan sales. As a result, the amount of time between origination date and sale date has increased, which has increased the amount of interest rate risk associated with these loans. The value of the rate locks (and of the forward sale commitments mentioned below) is estimated based on indicative market prices being bid on similarly structured mortgage backed securities. At June 30, 2006, the gross fair value of the rate locks was a liability of $148,000.

The Company enters into forward sales commitments of closed mortgage loans to third parties at a specified price. The forward sales commitments are entered into to economically hedge the change in fair value of the underlying mortgage loans. The change in the value of the forward sales commitments is recognized through current period earnings. The loans are accounted for on the basis of the lower of cost or market guidelines. Fair value hedging gains or losses related to the forward sales commitments were not material for the six months ended June 30, 2006. The gross fair value of forward sales commitments was an asset of $201,000 at June 30, 2006.

Indirect Auto Loan Sales.  During the second quarter of 2006, the Company hedged the anticipated monthly sale of indirect auto loans with pay-fixed interest rate swaps.  These swaps do not qualify for hedge accounting and are being marked to market through earnings with no offsetting adjustment for the hedged item. At June 30, 2006, the gross fair value of these swaps was a liability of $83,000. For the three and six months ended June 30, 2006, the loss on indirect auto loans includes a $345,000 gain on these swaps. (See “Loans” for an explanation of the transfer to loans held for investment as of July 31, 2006.)

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

Deposits

Deposits remain TSFG's primary source of funds. Average customer deposits equaled 60.1% of average earning assets in the first six months of 2006 and 52.1% in the first six months of 2005. Carolina First Bank and Mercantile Bank face strong competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as brokered CDs, FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and, if appropriate, any increases in investment securities.

Table 8 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 8
Type of Deposits
(dollars in thousands)
	June 30,		December 31,
	2006	2005	2005
Noninterest-bearing demand deposits	$1,579,852	$1,466,803	$1,512,508
Interest-bearing checking	1,102,916	971,750	1,109,297
Money market accounts	2,337,984	2,754,418	2,290,134
Savings accounts	181,871	200,903	187,101
Core deposits	5,202,623	5,393,874	5,099,040
Time deposits under $100,000	1,426,624	1,077,281	1,401,469
Time deposits of $100,000 or more	1,205,796	1,047,466	1,395,247
Customer deposits (1)	7,835,043	7,518,621	7,895,756
Brokered deposits	1,405,276	1,355,181	1,338,681
Total deposits	$9,240,319	$8,873,802	$9,234,437

Percentage of Deposits
Noninterest-bearing demand deposits	17.1%	16.5%	16.4%
Interest-bearing checking	11.9	11.0	12.0
Money market accounts	25.3	31.0	24.8
Savings accounts	2.0	2.3	2.0
Core deposits	56.3	60.8	55.2
Time deposits under $100,000	15.4	12.1	15.2
Time deposits of $100,000 or more	13.1	11.8	15.1
Customer deposits (1)	84.8	84.7	85.5
Brokered deposits	15.2	15.3	14.5
Total deposits	100.0%	100.0%	100.0%

(1)      TSFG defines customer deposits as total deposits less brokered deposits.

At June 30, 2006, period-end customer deposits increased $316.4 million, or 4.2%, from June 30, 2005. TSFG uses brokered deposits as an alternative funding source while continuing its efforts to maintain and grow its local customer deposit base. Although brokered deposits were stable as a percentage of total deposits since June 30, 2005, these balances increased as a percentage of total deposits since December 31, 2005 as TSFG elected to focus on lower-cost core deposit categories (as opposed to time deposits) in the first half of 2006. TSFG’s customer deposits have decreased $60.7 million since December 31, 2005, consisting of a $118.8 million decrease in first quarter 2006 followed by a $58.1 million increase in second quarter 2006. Since December 31, 2005, core deposits (customer deposits less time deposits) increased $11.4 million and $92.2 million in first quarter 2006 and second quarter 2006, respectively.

Table 11 in “Earnings Review - Net Interest Income” details average balances for the deposit portfolio for the six months ended June 30, 2006 and 2005. Comparing the six months ending June 30, 2006 and 2005, average noninterest-bearing deposits increased $230.5 million, or 17.9%, and average interest-bearing checking deposits increased $190.3 million, or 21.6%. These increases reflect progress in TSFGs efforts to improve its mix of core deposits. During the same period, average money market deposits decreased $468.3 million, or 17.3%, while average time deposits, excluding average brokered deposits, increased $911.2 million, or 50.7%. Average brokered deposits increased $46.2 million, or 3.4%.

As part of its overall funding strategy, TSFG expects to continue its focus on growing low-cost customer deposits. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, differentiating pricing for promotions and specific markets, and changing incentive plans to place a greater emphasis on lower-cost customer deposit growth. Second quarter 2006 results included average balance growth in total core deposits, up $76.1 million, or 6.1% linked-quarter annualized. Core deposit growth included noninterest-bearing deposits (up $33.2 million or 8.9% linked quarter annualized) and money market deposits (up $46.1 million or 8.3% linked quarter annualized). However, deposit pricing is very competitive, and we expect this pricing environment to continue.

Time deposits of $100,000 or more are generally from customers within our local markets and include public deposits. Since the second quarter of 2005, time deposits of $100,000 or more increased $158.3 million, or 15.1%, to $1.2 billion. This increase included $79.7 million in public deposits. Since December 31, 2005, time deposits of $100,000 or more decreased $189.5 million, as TSFG generally elected not to price its certificates of deposit aggressively during the first half of 2006, instead focusing on its lower-cost deposits. TSFG utilizes these deposits to provide long-term fixed rate funding for the company at a price that is favorable relative to expected changes in the yield curve.

Borrowed Funds

Table 9 shows the breakdown of total wholesale borrowings by type.

Table 9
Type of Borrowings
(dollars in thousands)

	June 30,		December 31,
	2006	2005	2005
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,088,143	$1,328,931	$1,421,301
Commercial paper	30,336	28,734	32,933
Treasury, tax and loan note	140,821	85,064	20,131
	1,259,300	1,442,729	1,474,365

Long-Term Borrowings
Repurchase agreements	771,000	1,769,893	821,000
FHLB advances	749,127	882,153	852,140
Subordinated notes	233,016	155,695	155,695
Mandatorily redeemable preferred stock of subsidiary	89,800	89,800	89,800
Employee stock ownership plan note payable	350	650	500
Note payable	847	882	865
Purchase accounting premiums, net of amortization	1,922	2,459	2,151
	1,846,062	2,901,532	1,922,151
Total borrowings	$3,105,362	$4,344,261	$3,396,516

Brokered deposits (1)	1,405,276	1,355,181	1,338,681

Total wholesale borrowings	$4,510,638	$5,699,442	$4,735,197

Wholesale borrowings as a % of total assets	32.0%	38.3%	33.1%

(1)      TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In the first six months of 2006, average borrowings totaled $3.6 billion, compared with $4.8 billion for the same period in 2005. This decrease was primarily attributable to the balance sheet repositioning in late 2005, which reduced investment securities and wholesale borrowings. TSFG has and may continue to enter into derivative contracts to hedge interest rate risk related to borrowings.

Federal funds purchased and repurchase agreements are used to satisfy daily funding needs, and reflect lower balances when compared to June 30, 2005 due to the balance sheet repositioning mentioned above and the sale of indirect auto loans in the second quarter of 2006. Balances in these accounts can fluctuate on a day-to-day basis.

FHLB advances are a source of funding that TSFG uses depending on the current level of deposits, its ability to raise deposits through market promotions, the Subsidiary Banks' unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.

In July and August 2006, the FHLB and certain structured repurchase agreement counterparties exercised options to put $357.0 million and $175.0 million, respectively, of borrowings back to TSFG. The funding that was repaid, included in long-term borrowings as of June 30, 2006, was indexed to 3-month Libor and had an average rate of 4.37% as of June 30, 2006. This funding was replaced in the near term with a mix of short-term and overnight borrowings.

Capital Resources and Dividends

Total shareholders' equity totaled $1.5 billion, or 10.5% of total assets, at June 30, 2006, compared with $1.5 billion, or 10.2% of total assets, at June 30, 2005 and $1.5 billion, or 10.4% of total assets, at December 31, 2005. Shareholders’ equity has remained essentially unchanged as the retention of earnings has been largely offset by cash dividends paid and the increase in unrealized loss (net of tax) in the available for sale investment portfolio. Although TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization, the Company has not repurchased any shares since 2003, except in connection with exercise of stock options or vesting of restricted stock.

TSFG’s unrealized loss on securities available for sale, net of income tax, which is included in accumulated other comprehensive loss, was $84.7 million at June 30, 2006, compared with $46.4 million at December 31, 2005 and $27.0 million at June 30, 2005. For discussion on the primary reasons for the increase in the unrealized loss on securities available for sale since December 31, 2005, see “Securities.”

Book value per share at June 30, 2006 and 2005 was $19.79 and $20.40, respectively. Tangible book value per share at June 30, 2006 and 2005 was $10.60 and $11.08, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at June 30, 2006. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

Table 10 sets forth various capital ratios for TSFG and its Subsidiary Banks. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At June 30, 2006, trust preferred securities included in tier 1 capital totaled $210.5 million, including $75.0 million of trust preferred securities issued in the second quarter of 2006. Specifically, TSFG, through two newly-formed, unconsolidated subsidiaries (South Financial Capital Trust 2006-I and South Financial Capital Trust 2006-II), issued $75.0 million of trust preferred securities to institutional investors during the second quarter of 2006. In connection with this transaction, TSFG contributed $2.3 million of capital and issued $77.3 million in unsecured subordinated notes to these subsidiaries.

Table 10
Capital Ratios

	June 30, 2006	Well Capitalized Requirement
TSFG
Total risk-based capital	11.53%	n/a
Tier 1 risk-based capital	9.96	n/a
Leverage ratio	8.21	n/a

Carolina First Bank
Total risk-based capital	11.13%	10.00%
Tier 1 risk-based capital	8.81	6.00
Leverage ratio	6.98	5.00

Mercantile Bank
Total risk-based capital	10.94%	10.00%
Tier 1 risk-based capital	8.17	6.00
Leverage ratio	7.25	5.00

At June 30, 2006, TSFG’s tangible equity to tangible asset ratio totaled 5.94%, an increase from 5.80% at June 30, 2005, due primarily to a decrease in tangible assets attributable to the sale of securities in the fourth quarter of 2005 and the sale of indirect auto loans in the second quarter of 2006. If interest rates continue to increase, TSFG expects its unrealized loss on securities available for sale to increase, leading to a lower tangible equity to tangible asset ratio.

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

TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at June 30, 2006 with a stated value of $100,000 per share. At June 30, 2006, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.8 million. Under Federal Reserve Board guidelines, $25.2 million, net of issuance costs, qualified as tier 1 capital, and $57.2 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if not satisfied, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Earnings Review

Net Interest Income

Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 11 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three and six months ended June 30, 2006 and 2005.

Table 11
Comparative Average Balances - Yields and Costs
(dollars in thousands)

	Three Months Ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans (1)	$9,711,641	$179,971	7.43%	$8,706,276	$134,842	6.21%
Investment securities, taxable(2)	2,676,211	31,652	4.74	4,366,761	47,304	4.35
Investment securities, nontaxable(2)(3)	416,117	4,938	4.76	364,360	3,992	4.39
Total investment securities	3,092,328	36,590	4.75	4,731,121	51,296	4.35
Federal funds sold and interest-bearing
bank balances	64,319	879	5.48	22,698	160	2.83
Total earning assets	12,868,288	$217,440	6.78	13,460,095	$186,298	5.55
Non-earning assets	1,476,147			1,441,975
Total assets	$14,344,435			$14,902,070

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,074,420	$5,054	1.89	$928,672	$1,725	0.75
Savings	179,220	287	0.64	195,851	152	0.31
Money market	2,265,029	18,651	3.30	2,704,178	15,185	2.25
Time deposits, excluding brokered
deposits	2,641,817	26,984	4.10	1,917,124	13,041	2.73
Total interest-bearing customer
deposits(4)	6,160,486	50,976	3.32	5,745,825	30,103	2.10
Brokered deposits	1,408,889	17,728	5.05	1,365,262	15,470	4.54
Total interest-bearing deposits	7,569,375	68,704	3.64	7,111,087	45,573	2.57
Borrowings	3,566,687	43,886	4.94	4,832,258	37,043	3.07
Total interest-bearing liabilities	11,136,062	$112,590	4.06	11,943,345	$82,616	2.77
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,536,140			1,349,746
Other noninterest-bearing liabilities	192,587			158,305
Total liabilities	12,864,789			13,451,396
Shareholders' equity	1,479,646			1,450,674
Total liabilities and shareholders'
equity	$14,344,435			$14,902,070
Net interest income (tax equivalent)		$104,850	3.27%		$103,682	3.09%
Less: tax-equivalent adjustment (3)		1,728			1,397
Net interest income		$103,122			$102,285

Supplemental data:
Customer deposits (5)	7,696,626	50,976	2.66	7,095,571	30,103	1.70
Wholesale borrowings (6)	4,975,576	61,614	4.97	6,197,520	52,513	3.40
Total funding (7)	12,672,202	112,590	3.56	13,293,091	82,616	2.49

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.
(5)	Customer deposits include total deposits less brokered deposits.
(6)	Wholesale borrowings include borrowings and brokered deposits.
(7)	Total funding includes customer deposits and wholesale borrowings.
Note:	Average balances are derived from daily balances.

Table 11 (Continued)
Comparative Average Balances - Yields and Costs
(dollars in thousands)

	Six Months Ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans (1)	$9,671,331	$349,159	7.28%	$8,496,056	$256,320	6.08%
Investment securities, taxable (2)	2,714,068	64,195	4.77	4,305,720	93,452	4.38
Investment securities, nontaxable (2) (3)	425,496	10,083	4.78	356,666	7,780	4.40
Total investment securities	3,139,564	74,278	4.77	4,662,386	101,232	4.38
Federal funds sold and interest-bearing
bank balances	43,032	1,171	5.49	26,342	321	2.46
Total earning assets	12,853,927	$424,608	6.66	13,184,784	$357,873	5.47
Non-earning assets	1,501,856			1,418,924
Total assets	$14,355,783			$14,603,708

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,069,830	$9,460	1.78	$879,533	$2,904	0.67
Savings	185,382	595	0.65	193,389	299	0.31
Money market	2,242,110	34,996	3.15	2,710,367	28,995	2.16
Time deposits, excluding brokered deposits	2,709,825	53,015	3.95	1,798,657	23,069	2.59
Total interest-bearing customer deposits (4)	6,207,147	98,066	3.19	5,581,946	55,267	2.00
Brokered deposits	1,391,143	33,117	4.80	1,344,895	30,283	4.54
Total interest-bearing deposits	7,598,290	131,183	3.48	6,926,841	85,550	2.49
Borrowings	3,569,472	83,862	4.74	4,818,722	69,066	2.89
Total interest-bearing liabilities	11,167,762	$215,045	3.88	11,745,563	$154,616	2.65
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,519,641			1,289,140
Other noninterest-bearing liabilities	182,885			146,094
Total liabilities	12,870,288			13,180,797
Shareholders' equity	1,485,495			1,422,911
Total liabilities and shareholders' equity	$14,355,783			$14,603,708
Net interest income (tax equivalent)		$209,563	3.29%		$203,257	3.11%
Less: tax-equivalent adjustment (3)		3,529			2,723
Net interest income		$206,034			$200,534

Supplemental data:
Customer deposits (5)	7,726,788	98,066	2.56	6,871,086	55,267	1.62
Wholesale borrowings (6)	4,960,615	116,979	4.76	6,163,617	99,349	3.25
Total funding (7)	12,687,403	215,045	3.42	13,034,703	154,616	2.39

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.
(5)	Customer deposits include total deposits less brokered deposits.
(6)	Wholesale borrowings include borrowings and brokered deposits.
(7)	Total funding includes customer deposits and wholesale borrowings.
Note:	Average balances are derived from daily balances.

Fully tax-equivalent net interest income increased 3.1% to $209.6 million for the first six months of 2006 from $203.3 million for the first six months of 2005. During the first six months of 2005, tax-equivalent net interest income excluded $8.3 million for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. Instead, the net cash settlement for these interest rate swaps was recorded in noninterest income, which increased noninterest income and reduced net interest income, which in turn reduced the margin. If the impact of these net cash settlements were included in net interest income, tax-equivalent net interest income would have totaled $211.5 million for the six months ended June 30, 2005.

TSFG’s average earning assets declined slightly to $12.9 billion for the first half of 2006 from $13.2 billion for the first half of 2005. Comparing the first half of 2006 with the first half of 2005, average earning assets included the following changes:

•	$1.2 billion increase, or 13.8%, in average loans from loan growth
•

$1.5 billion decrease, or 32.7%, in average securities in connection with TSFG’s 2005 sales of securities as part of its balance sheet repositioning (see “Securities”) and subsequent decision not to reinvest its paydowns and maturing investment securities.

As a result of these actions, average loans as a percentage of average earning assets increased to 75.2% for the first half of 2006, up from 64.4% for the first half of 2005, improving the earning asset mix. At June 30, 2006, approximately 65% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into swaps to hedge the forecasted interest income from certain prime-based commercial loans.

During the second quarter 2005, TSFG began repositioning its balance sheet by reducing investment securities and wholesale borrowings. Average investment securities for the six months ended June 30, 2006 totaled $3.1 billion, down significantly from $4.7 billion at June 30, 2005. Accordingly, given the lower securities balances and the narrowing profitability of investment securities with the flattening yield curve, interest income from securities represented approximately 17% of TSFG’s total tax-equivalent interest income for the first half of 2006, down from 28% for the first half of 2005.

The net interest margin for the first six months of 2006 was 3.29%, compared with 3.11% for the first six months of 2005 (or 3.24% including the net cash settlement of certain interest rate swaps mentioned above). Growth in average noninterest-bearing deposits, which increased to $1.5 billion at June 30, 2006 from $1.3 billion at June 30, 2005, or an increase of 17.9%, contributed to the net interest margin increase. The yield on average earning assets increased 119 basis points, aided by improved loan yields, which were up 120 basis points. Average cost of funding increased by 103 basis points, partially from a 151 basis point increase in wholesale borrowing costs.

The Federal Reserve has increased the federal funds rate 8 times, by 25 basis points each time, since June 30, 2005. Furthermore, over the past year, short-term rates have increased more quickly than long-term rates, leading to a flattened yield curve.

Provision for Credit Losses

The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $17.4 million and $20.9 million in the first six months of 2006 and 2005, respectively. The lower provision for credit losses was primarily attributable to lower net loan charge-offs, improved credit quality measures, and slower loan growth.

Net loan charge-offs were $13.3 million, or 0.28% of average loans held for investment, for the first six months of 2006, compared with $16.0 million, or 0.38% of average loans held for investment, for the first six months of 2005. The allowance for loan losses equaled 1.15%, 1.14%, and 1.17% of loans held for investment as of June 30, 2006, December 31, 2005, and June 30, 2005, respectively. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”

Noninterest Income

Table 12 shows the components of noninterest income.

Table 12
Components of Noninterest Income
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service charges on deposit accounts	$11,592	$9,979	$22,880	$18,556
Debit card income	2,095	1,652	4,016	3,167
Customer service fee income	1,074	1,120	2,083	1,951
Total customer fee income	14,761	12,751	28,979	23,674

Insurance income	2,806	1,449	5,783	2,735
Retail investment services	2,249	1,467	4,272	2,757
Trust and investment management income	1,678	1,261	3,135	2,239
Benefits administration fees	749	650	1,416	1,237
Total wealth management income	7,482	4,827	14,606	8,968

Change in fair value of interest rate swaps	--	22,277	--	5,068
Net cash settlement of interest rate swaps	--	3,534	--	8,271
Loss on trading and certain other derivative activities	(245)	(1,032)	(1,370)	(128)
Total (loss) gain on trading and derivative activities	(245)	24,779	(1,370)	13,211

Merchant processing income	3,318	2,713	6,004	4,751
Bank-owned life insurance income	2,969	2,759	5,788	5,520
Mortgage banking income	2,078	2,140	3,962	3,627
Loss on sale of securities available for sale	(150)	(1,503)	(333)	(1,269)
Gain on equity investments	3,751	650	4,609	2,361
Loss on indirect auto loans	(4,462)	--	(4,462)	--
Other	2,518	1,355	3,557	2,899
Total noninterest income	$32,020	$50,471	$61,340	$63,742

Total customer fee income rose 22.4% in the first six months of 2006 compared to the same period in 2005. Service charges on deposit accounts, the largest component of customer fee income, rose 23.3% during the first half of 2006 compared to the first half of 2005, due primarily to higher nonsufficient funds charges and returned check fees, and improved collection of these fees.

In the first six months of 2006 compared with the corresponding period in 2005, wealth management income increased $5.6 million, or 62.9%. Wealth management income includes retail investment services, insurance income, trust and investment management income, and benefit administration fees. The increase in wealth management income was the result of increases throughout each of these categories, driven primarily by acquisitions, increased focus and additions to the sales force.

Noninterest income also included a loss on trading and derivative activities of $1.4 million in the first half of 2006, compared with a gain of $13.2 million in the first half of 2005. As a result of not having the proper hedge documentation in place upon inception of certain hedging relationships, TSFG was not able to apply hedge accounting under SFAS 133 for those hedges in the first half of 2005. As a result, the related derivative instrument’s gain or loss was included in noninterest income, with no offsetting fair value adjustment for the hedged item. This fair value adjustment was a gain of $5.1 million in the first half of 2005. Since these swaps were subsequently either terminated or redesignated under the “long-haul” method, the fair value adjustments for both the derivative and the hedged item are included in noninterest income in the first half of 2006.

For the first six months of 2006, mortgage banking income increased 9.2%, compared with the same period in 2005. Mortgage loans originated by TSFG originators totaled $360.1 million and $339.8 million in the first six months of 2006 and 2005, respectively. The increase in mortgage banking income was principally the result of a $514,000 gain on the sale of TSFG’s mortgage servicing rights portfolio in the second quarter of 2006. With this sale, TSFG no longer has any mortgage servicing rights on its balance sheet.

Merchant processing income increased 26.4% in the first half of 2006 compared to the same period in 2005 as a result of increased transactions.

Net gains on securities totaled $4.3 million and $1.1 million, respectively, for the first six months of 2006 and 2005. TSFG periodically evaluates its available for sale securities portfolio for other-than-temporary impairment. As discussed in Note 4 to the Consolidated Financial Statements, TSFG’s unrealized losses were primarily attributable to increases in interest rates. For additional details, see “Securities.”

In June 2006, TSFG identified and sold $359.2 million of indirect auto loans previously included in loans held for investment and recorded a $3.5 million loss on the sale. Indirect auto loan production after the sale was classified as held for sale, and TSFG recorded a $985,000 loss as a lower of cost or market adjustment on these loans. (See “Loans” for an explanation of the transfer to loans held for investment as of July 31, 2006.) TSFG retained servicing rights on indirect auto loans sold and will receive 60 basis points of servicing fees on these loans. There were no indirect auto loan sales in 2005.

Noninterest Expenses

TSFG continues to expand within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services and technology systems. These factors contributed to TSFG’s increases in noninterest expense, which increased 11.5% for the first six months of 2006 over the first six months of 2005. During the second quarter of 2005, TSFG acquired Pointe; the Koss Olinger group of companies, a wealth management advisory firm operating in North Florida; and Bowditch Insurance Corporation, a property and casualty company operating in Jacksonville, Florida. In the fourth quarter of 2005, TSFG acquired Lossing Insurance Agency, a property and casualty company operating in Ocala, Florida. The full impact of these acquisitions is reflected in noninterest expenses for the first half of 2006.

Table 13 shows the components of noninterest expenses.

Table 13
Components of Noninterest Expenses
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Salaries and wages	$33,605	$27,258	$65,061	$51,872
Employee benefits	8,703	8,423	17,732	17,447
Occupancy	7,684	6,823	14,997	12,922
Furniture and equipment	6,468	6,023	12,420	11,556
Professional services	5,497	5,135	11,276	9,571
Merchant processing expense	2,678	2,211	4,843	3,843
Advertising and business development	2,187	2,310	4,693	4,219
Amortization of intangibles	2,208	2,140	4,415	3,946
Telecommunications	1,421	1,384	2,839	2,710
Employment contract buyouts	--	222	598	185
Merger-related costs	--	2,194	--	2,499
Impairment from write-down of assets	--	917	--	917
Charitable contribution to foundation	--	--	--	683
Loss on early extinguishment of debt	--	2,981	--	1,553
Other	12,608	11,514	24,019	22,122
Total noninterest expenses	$83,059	$79,535	$162,893	$146,045

Salaries, wages, and employee benefits increased $13.5 million, or 19.4%, in the first six months of 2006 compared with the same period in 2005. Full-time equivalent employees as of June 30, 2006 increased to 2,581 from 2,554 at June 30, 2005. Since late 2005, TSFG has invested in several key hires in an effort to strengthen its management team and has incurred additional salary expense in order to attract and retain this talent. The increase in personnel expense was also affected by higher incentive accruals under TSFG’s short-term incentive plan and LTIP, and additional stock-based compensation expense from the adoption of SFAS 123R. The expense increase associated with the LTIP is a result of new goals approved by the board of directors during the second quarter of 2006. The discretionary nature of TSFG’s incentive accruals may result in increased volatility in personnel expense in future periods.

Occupancy and furniture and equipment expense increased 12.0% for the first six months of 2006 compared with the corresponding period in 2005, primarily from TSFG’s acquisition of Pointe and additional de novo branches. The 17.8% increase in professional services was primarily related to outsourcing costs for internal audit projects. The increase in merchant processing expense of 26.0% was in line with the increase in merchant processing income. Advertising and business development increased 11.2% for the first half of 2006 compared to the first half of 2005, primarily due to higher deposit campaign expenses.

Amortization of intangibles increased 11.9% for the six months ended June 30, 2006, primarily attributable to the addition of core deposit intangibles from the Pointe acquisition, as well as identifiable amortizable intangibles acquired in connection with the insurance agency acquisitions.

Income Taxes

The effective income tax rate as a percentage of pretax income was 34.4% for the first six months of 2006 and 32.7% for the first six months of 2005. The blended statutory federal and state income tax rate was approximately 37% for both of these periods.

Second Quarter Results

Net income for the three months ended June 30, 2006 totaled $29.3 million, or $0.39 per diluted share, compared with $42.7 million, or $0.57 per diluted share, for the three months ended June 30, 2005. Net income for the second quarter of 2005 included a $22.3 million gain for the increase in fair value of interest rate swaps. For the same period, average diluted shares outstanding increased principally as a result of the acquisition of Pointe in May, 2005.

Fully tax-equivalent net interest income totaled $104.9 million, an increase of $1.2 million, or 1.1%, compared with the second quarter of 2005. During the second quarter of 2005, tax-equivalent net interest income excluded $3.5 million for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. Instead, the net cash settlement for these interest rate swaps was recorded in noninterest income, which increased noninterest income and reduced net interest income, which in turn reduced the margin. If the impact of these net cash settlements were included in net interest income, tax-equivalent net interest income would have totaled $107.2 million for the three months ended June 30, 2005.

.

Average earning assets decreased 4.4% principally as a result of the balance sheet repositioning in fourth quarter 2005 which lowered investment securities, partially offset by loan growth.

The net interest margin for second quarter 2006 was 3.27%, compared with 3.09% for second quarter 2005 (or 3.19% including the net cash settlement of certain interest rate swaps mentioned above). Growth in average noninterest-bearing deposits, which increased to $1.5 billion at June 30, 2006 from $1.3 billion at June 30, 2005, or an increase of 13.8%, contributed to the net interest margin improvement. The yield on average earning assets increased 123 basis points, aided by improved loan yields, which were up 122 basis points. Average cost of funding increased by 107 basis points, partially from a 157 basis point increase in wholesale borrowing costs.

The provision for credit losses totaled $7.5 million in the second quarter of 2006, compared with $9.9 million in the second quarter of 2005. The lower provision for credit losses was primarily attributable to lower loan growth and improved credit quality measures. Net loan charge-offs as a percentage of average loans held for investment declined to 0.27% for the second quarter of 2006 versus 0.32% for the second quarter of 2005. The allowance for loan losses as a percentage of loans held for investment decreased to 1.15% at June 30, 2006 from 1.17% at June 30, 2005.

Noninterest income included a net gain on the sale of securities of $3.6 million for the second quarter of 2006, compared with a net loss on the sale of securities of $853,000 for the second quarter of 2005. In addition, noninterest income in the second quarter of 2006 included a loss on indirect auto loans of $4.5 million. Noninterest income for the second quarter 2005 also included a gain of $22.3 million for the change in fair value of interest rate swaps and income of $3.5 million for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. During the past year, TSFG has focused on growing its customer revenue both organically and through acquisitions. As a result, customer fee income, wealth management income, and merchant processing income showed double-digit growth when compared to the second quarter of 2005.

For the second quarter of 2005, noninterest expenses included pre-tax other non-operating items of $6.3 million, consisting primarily of merger-related costs, impairment loss from write-down in assets, and loss on early extinguishment of debt. Noninterest expenses, excluding non-operating items, increased 13.4% to $83.1 million for the second quarter of 2006 from $73.2 million for the second quarter of 2005, which was primarily attributable to higher personnel and occupancy costs and incremental costs associated with growing the noninterest income. Salaries, wages, and employee benefits increased to $42.3 million in the second quarter 2006 from $35.7 million in the second quarter 2005, primarily due to additions to TSFG’s management team, higher discretionary incentives under both the short-term incentive plan and LTIP, additional stock-based compensation expense from the adoption of SFAS 123R, and the full impact of the Pointe and insurance agency acquisitions.

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

Interest Sensitivity Analysis. As discussed on page 49 of TSFG’s 2005 10-K, TSFG uses a simulation model to analyze various interest rate scenarios in order to monitor interest rate risk. As of June 30, 2006, the overall interest rate risk position of TSFG and its Subsidiary Banks fell within risk guidelines established by our Subsidiary Banks’ Joint Asset/Liability Committee ("ALCO"). The information presented in Tables 14 and 15 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 14 and 15. These include, but are not limited to, the following:

•	a static balance sheet for net interest income analysis;
•	as assets and liabilities mature or reprice they are reinvested at current rates and keep the same characteristics (i.e., remain as either variable or fixed rate) for net interest income analysis;
•	mortgage backed securities prepayments are based on historical industry data;
•	loan prepayments are based upon historical bank-specific analysis;
•	deposit retention and average lives are based on historical bank-specific analysis;
•	whether callable assets and liabilities are called are based on the implied forward yield curve for each interest rate scenario; and
•	management takes no action to counter any change.

Table 14 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at June 30, 2006 and 2005 levels, respectively.

Table 14
Net Interest Income at Risk Analysis

Interest Rate Scenario		Annualized Hypothetical Percentage Change in Net Interest Income June 30,
		2006	2005
2.00%	(1)	1.99%	3.37%
1.00	(1)	1.13	1.94
Flat		--	--
(1.00)	(1)	(1.61)	(6.38)

Forward Yield Curve	(2)	(1.15)	0.71

(1)	The rising 100 and 200 basis point and falling 100 basis point interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.
(2)	The forward yield curve represents market expectations for interest rates and does not assume an instantaneous shift in all yield curves.

Table 15 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 15 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at June 30, 2006 and 2005, respectively, compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at June 30, 2006 and 2005 levels, respectively.

Table 15
Economic Value of Equity Risk Analysis

Interest Rate Scenario		Annualized Hypothetical Percentage Change in Economic Value of Equity June 30,
		2006		2005
2.00%	(1)	(5	.98)%	(4	.25)%
1.00	(1)	(2.02)		(0.06)
Flat			--		--
(1.00)	(1)	(0.69)		(7.65)

(1)	The rising 100 and 200 basis point and falling 100 basis point interest rate scenarios assume a simultaneous and parallel change in interest rates along the entire yield curve.

Changes from the June 30, 2005 scenario results were due primarily to the reduction in investment securities and wholesale borrowings during the fourth quarter 2005 and the resulting new balance sheet mix. Another component of the change in sensitivity for June 30, 2006 was the change in the absolute level of interest rates as compared to June 30, 2005. In addition, TSFG continually refines the modeling process through the use of more precise model assumptions. For the past year, the primary modeling refinement related to cash flows for loans with varying payment schedules. We are in the process of converting to a more advanced asset/liability management system, which will enhance our ability to measure and manage interest rate risk and liquidity risk.

There are material limitations with TSFG’s models presented in Tables 14 and 15, which include, but are not limited to, the following:

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers' working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At June 30, 2006, commercial and retail loan commitments totaled $2.2 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $2.5 million at June 30, 2006. Unused business credit card lines, which totaled $27.7 million at June 30, 2006, are generally for short-term borrowings.

Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2006 was $186.1 million.

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

See “Derivative Financial Instruments” under “Balance Sheet Review” for additional information regarding derivatives.

Liquidity

Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Subsidiary Banks through customers' deposits, wholesale borrowings, principal and interest payments on loans, loan sales, sales of securities available for sale, maturities and paydowns of securities, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for FHLB borrowings, repurchase agreements and public funds deposits. Management believes that cash flows from investments and its loan portfolio, in addition to its available borrowing capacity and efforts to grow deposits, are sufficient to provide the necessary funding for the remainder of 2006.

In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 16 summarizes future contractual obligations as of June 30, 2006. Table 16 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 16 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the six months ended June 30, 2006).

Table 16
Contractual Obligations
(dollars in thousands)

	Payments Due by Period
	Total	Remainder of 2006	2007 and 2008	2009 and 2010	After 2010
Time deposits	$4,037,696	$1,685,855	$1,212,219	$281,307	$858,315
Short-term borrowings	1,259,300	1,259,300	--	--	--
Long-term debt	1,844,140	6,183	53,143	213,166	1,571,648
Operating leases	180,935	8,207	33,033	27,603	112,092
Total contractual obligations	$7,322,071	$2,959,545	$1,298,395	$522,076	$2,542,055

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

The Subsidiary Banks have the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of June 30, 2006, totaled $749.1 million. At June 30, 2006, the Subsidiary Banks had $2.2 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge, subject to adjustments regarding acceptability by the FHLB. Until the Subsidiary Banks make collateral available (other than cash) to secure additional FHLB advances, TSFG will fund its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, and the principal run-off on securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At June 30, 2006, the Subsidiary Banks had unused short-term lines of credit totaling $1.7 billion (which may be canceled at the lender's option). See “Borrowed Funds” for information on FHLB advances and repurchase agreements that were called in July and August of 2006.

The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At June 30, 2006, the Subsidiary Banks had qualifying collateral to secure advances up to $794.9 million, of which none was outstanding.

At June 30, 2006, the parent company had three unused short-term lines of credit totaling $35.0 million. These lines of credit may be canceled at the lenders’ option and mature May 14, 2007 for $15.0 million, June 30, 2007 for $10.0 million, and November 15, 2006 for $10.0 million.

TSFG, principally through the Subsidiary Banks, enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at June 30, 2006, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

On March 17, 2006, TSFG acquired approximately 68 acres of land in Greenville County, South Carolina for the purpose of developing a corporate campus to consolidate existing office space and to meet TSFG’s future employment needs. The expected cost of this project is approximately $100 million, less certain economic incentives awarded by the state, city, and county governments. (See “Expanded Corporate Facilities” for further details.) The company is currently evaluating funding alternatives for this project.

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

At June 30, 2006, TSFG had several stock-based employee compensation plans, which are described more fully in Note 9 to the Consolidated Financial Statements. Prior to January 1, 2006, TSFG accounted for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”), as permitted by SFAS 123. No stock-based employee compensation cost was recognized in net income related to these plans for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, TSFG adopted SFAS 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. TSFG has elected to expense future grants of awards with graded vesting on a straight-line basis over the requisite service period of the entire award. Results for prior periods have not been restated.

Prior to the adoption of SFAS 123R, TSFG presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. There was no excess tax benefit related to share-based compensation in the first half of 2006.

Consolidation of Limited Partnerships

In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue No. 04-5 is effective for all limited partnerships created or modified after June 29, 2005, and is effective for all other limited partnerships at the beginning of the first interim period in fiscal years beginning after December 15, 2005 (effective January 1, 2006, for TSFG). The adoption of this guidance had no material effect on TSFG’s financial condition or results of operations.

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  TSFG will adopt this Interpretation in the first quarter of 2007.  The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The Company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

TSFG’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of June 30, 2006, of TSFG’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that TSFG’s disclosure controls and procedures, as of June 30, 2006, were effective to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by TSFG in such reports is accumulated and communicated to TSFG’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

TSFG assesses the adequacy of its internal control over financial reporting quarterly and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with the evaluation described in the immediately preceding paragraph during the quarter ended June 30, 2006 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

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

TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stocks underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended June 30, 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
April 1, 2006 to April 30, 2006	2,723	(1)	$25.83	--	1,289,502
May 1, 2006 to May 31, 2006	--		--	--	1,289,502
June 1, 2006 to June 30, 2006	--		--	--	1,289,502
Total	2,723		$25.83	--	1,289,502

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

(2)

In February of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. In April of 2003, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 1 million shares of its common stock. Neither of these stock repurchase programs has an expiration date, and each respective program will expire upon completion of repurchases totaling the amount authorized to repurchase. At June 30, 2006, there are 289,502 shares remaining under the February 2003 authorization and 1 million shares under the April 2003 authorization.

On May 12, 2006, we issued 2,558 shares to the former shareholder of Summit Title, LLC, a title insurance agency acquired by TSFG in 2004. These shares were issued in connection with earnout provisions in the acquisition documents. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.

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

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment #1 to The South Financial Group 2004 Long-Term Incentive Plan

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

Note for non-filed versions of this Form 10-Q

The above exhibits may be found on TSFG’s electronic filing of its June 30, 2006 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: August 8, 2006	/s/ Timothy K. Schools
Timothy K. Schools
Executive Vice President (Principal Accounting and Chief Financial Officer)