Form 10-Q
period 2006-09-30
SOUTH FINANCIAL GROUP INC
filed 2006-11-09
CIK 797871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____ to____

Commission file number 0-15083

The South Financial Group, Inc. (Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

102 South Main Street, Greenville, South Carolina	29601
(Address of Principal Executive Offices)	(Zip Code)

(864) 255-7900
Registrant's telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The number of outstanding shares of the issuer's $1.00 par value common stock as of November 1, 2006 was 75,234,504.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (Unaudited)

	September 30,
			December 31,
	2006	2005	2005
Assets
Cash and due from banks	$295,534	$264,979	$341,195
Interest-bearing bank balances	5,224	14,165	21,510
Federal funds sold and securities purchased to resell	7,500	--	--
Securities
Trading	--	1,402	1,402
Available for sale	2,820,383	3,968,618	3,095,567
Held to maturity (market value $52,678, $63,929, and
$62,697, respectively)	52,790	63,577	62,648

Total securities	2,873,173	4,033,597	3,159,617

Loans held for sale	36,155	59,135	37,171
Loans held for investment	9,513,833	9,293,031	9,439,395
Allowance for loan losses	(109,401)	(106,224)	(107,767)

Net loans held for investment	9,404,432	9,186,807	9,331,628

Premises and equipment, net	213,820	186,970	193,574
Accrued interest receivable	72,459	63,517	70,838
Goodwill	650,171	648,775	647,907
Other intangible assets	37,232	44,021	43,851
Other assets	452,002	445,243	471,994

	$14,047,702	$14,947,209	$14,319,285

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$1,368,713	$1,508,370	$1,512,508
Interest-bearing	7,813,239	7,617,649	7,721,929

Total deposits	9,181,952	9,126,019	9,234,437
Federal funds purchased and repurchase agreements	1,614,664	1,336,114	1,421,301
Other short-term borrowings	220,366	44,649	53,064
Long-term debt	1,261,306	2,751,268	1,922,151
Accrued interest payable	60,075	46,202	54,401
Other liabilities	159,107	138,510	147,024

Total liabilities	12,497,470	13,442,762	12,832,378

Commitments and contingencies (Note 9)	--	--	--

Shareholders' equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and
outstanding none	--	--	--
Common stock-par value $1 per share; authorized 200,000,000 shares;
issued and outstanding 75,191,563, 74,574,907, and 74,721,461
shares, respectively	75,192	74,575	74,721
Surplus	1,162,889	1,148,311	1,151,005
Retained earnings	360,783	338,880	309,768
Guarantee of employee stock ownership plan debt and nonvested
restricted stock	(210)	(3,192)	(2,687)
Common stock held in trust for deferred compensation	(1,107)	(1,396)	(1,404)
Deferred compensation payable in common stock	1,107	1,396	1,404
Accumulated other comprehensive loss, net of tax	(48,422)	(54,127)	(45,900)

Total shareholders' equity	1,550,232	1,504,447	1,486,907

	$14,047,702	$14,947,209	$14,319,285

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$184,476	$149,788	$533,635	$406,108
Interest and dividends on securities:
Taxable	30,779	41,657	94,974	135,109
Exempt from federal income taxes	3,140	2,973	9,694	8,030

Total interest and dividends on securities	33,919	44,630	104,668	143,139
Interest on short-term investments	196	317	1,367	638

Total interest income	218,591	194,735	639,670	549,885

Interest Expense
Interest on deposits	77,393	52,333	208,576	137,883
Interest on short-term borrowings	22,304	12,813	60,100	34,907
Interest on long-term debt	20,211	26,000	66,277	72,972

Total interest expense	119,908	91,146	334,953	245,762

Net Interest Income	98,683	103,589	304,717	304,123
Provision for Credit Losses	6,553	8,853	23,951	29,759

Net interest income after provision for credit losses	92,130	94,736	280,766	274,364
Noninterest Income	37,912	16,428	99,252	80,170
Noninterest Expenses	83,628	81,035	246,521	227,080

Income before income taxes and discontinued
operations	46,414	30,129	133,497	127,454
Income taxes	14,249	9,039	44,182	40,840

Income from continuing operations	32,165	21,090	89,315	86,614
Discontinued operations, net of income tax	--	--	--	(396)

Net Income	$32,165	$21,090	$89,315	$86,218

Average Common Shares Outstanding, Basic	75,004	74,273	74,852	72,921
Average Common Shares Outstanding, Diluted	75,591	75,415	75,480	74,294
Per Common Share, Basic
Income from continuing operations	$0.43	$0.28	$1.19	$1.19
Discontinued operations	--	--	--	(0.01)

Net income	$0.43	$0.28	$1.19	$1.18

Per Common Share, Diluted
Income from continuing operations	$0.43	$0.28	$1.18	$1.17
Discontinued operations	--	--	--	(0.01)

Net income	$0.43	$0.28	$1.18	$1.16

Dividends per common share	$0.17	$0.16	$0.51	$0.48

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (in thousands, except share data) (Unaudited)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2004	71,252,346	$71,252	$1,056,185	$284,519	$(18,496)	$1,393,460
Net income	--	--	--	86,218	--	86,218
Other comprehensive loss, net of
income tax of $20,781	--	--	--	--	(35,631)	(35,631)

Comprehensive income	--	--	--	--	--	50,587

Cash dividends declared
($0.48 per common share)	--	--	--	(35,340)	--	(35,340)
Common stock activity:
Exercise of stock options, including
income tax benefit of $3,937	785,222	785	12,733	--	--	13,518
Dividend reinvestment plan	97,480	98	2,551	--	--	2,649
Restricted stock plan	76,326	76	1,060	(131)	--	1,005
Employee stock purchase plan	13,047	13	339	--	--	352
Director compensation	10,608	11	309	--	--	320
Acquisitions	2,339,878	2,340	75,011	241	--	77,592
Common stock purchased by trust for
deferred compensation	--	--	--	(495)	--	(495)
Deferred compensation payable in common
stock	--	--	--	495	--	495
Miscellaneous	--	--	123	181	--	304

Balance, September 30, 2005	74,574,907	$74,575	$1,148,311	$335,688	$(54,127)	$1,504,447

Balance, December 31, 2005	74,721,461	$74,721	$1,151,005	$307,081	$(45,900)	$1,486,907
Net income	--	--	--	89,315	--	89,315
Other comprehensive loss, net of
income tax of $1,487	--	--	--	--	(2,522)	(2,522)

Comprehensive income	--	--	--	--	--	86,793

Cash dividends declared
($0.51 per common share)	--	--	--	(38,300)	--	(38,300)
Common stock activity:
Exercise of stock options, including
income tax benefit of $1,222	351,947	352	6,163	--	--	6,515
Dividend reinvestment plan	95,723	96	2,327	--	--	2,423
Restricted stock plan	(7,610)	(8)	2,254	--	--	2,246
Employee stock purchase plan	14,045	14	339	--	--	353
Director compensation	13,439	14	344	--	--	358
Acquisitions	2,558	3	68	--	--	71
Common stock released by trust for
deferred compensation	--	--	--	297	--	297
Deferred compensation payable in common
stock	--	--	--	(297)	--	(297)
Reversal of unearned compensation
upon adoption of SFAS 123R	--	--	(2,301)	2,301	--	--
Stock option expense	--	--	2,595	--	--	2,595
Miscellaneous	--	--	95	176	--	271

Balance, September 30, 2006	75,191,563	$75,192	$1,162,889	$360,573	$(48,422)	$1,550,232

* Other includes guarantee of employee stock ownership plan debt, nonvested restricted stock, and deferred compensation.

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Nine Months Ended September 30,

	2006	2005
Cash Flows from Operating Activities
Net income	$89,315	$86,218
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	31,733	34,144
Provision for credit losses	23,951	29,759
Share-based compensation expense	4,431	1,325
Loss on sale of securities available for sale	333	2,301
Gain on equity investments	(4,609)	(2,615)
(Gain ) loss on trading and derivative activities	(2,554)	10,897
Gain on sale of mortgage loans	(5,190)	(4,962)
Gain on disposition of assets and liabilities	(2,498)	--
Loss on indirect auto loans	5,129	--
Gain on disposition of premises and equipment	(508)	--
Loss (gain) on disposition of other real estate owned	581	(309)
Impairment loss from write-down of assets	--	917
Contribution to foundation	--	683
Loss on early extinguishment of debt	--	2,015
Increase in trading account assets	(6)	(1,077)
Origination of loans held for sale	(489,443)	(398,305)
Sale of loans held for sale and principal repayments	405,555	364,886
Decrease (increase) in other assets	20,244	(32,142)
Increase in other liabilities	15,780	54,918

Net cash provided by operating activities	92,244	148,653

Cash Flows from Investing Activities
Sale of securities available for sale	35,585	1,757,698
Maturity, redemption, call, or principal repayments of securities available
for sale	281,450	847,622
Maturity, redemption, call, or principal repayments of securities held to
maturity	9,756	11,505
Purchase of securities available for sale	(38,267)	(2,395,882)
Origination of loans held for investment, net of principal repayments	(387,633)	(911,564)
Sale of loans originally held for investment	353,044	--
Sale of other real estate owned	9,010	6,241
Sale of premises and equipment	3,687	3,661
Purchase of premises and equipment	(38,236)	(33,073)
Disposition of assets and liabilities, net	(22,655)	--
Cash equivalents acquired, net of payment for purchase acquisition	(53)	77,320

Net cash provided by (used for) investing activities	205,688	(636,472)

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (in thousands) (Unaudited)

	Nine Months Ended September 30,

	2006	2005
Cash Flows from Financing Activities
(Decrease) increase in deposits	(22,115)	1,120,218
Increase (decrease) in federal funds purchased and repurchase agreements	193,363	(293,710)
Increase in other short-term borrowings	166,020	397
Issuance of long-term debt	127,321	1,638,743
Payment of long-term debt	(787,772)	(1,879,255)
Prepayment penalty on early extinguishment of debt	--	(2,015)
Cash dividends paid on common stock	(38,221)	(34,818)
Other common stock activity	9,025	12,887

Net cash (used for) provided by financing activities	(352,379)	562,447

Net change in cash and cash equivalents	(54,447)	74,628
Cash and cash equivalents at beginning of year	362,705	204,516

Cash and cash equivalents at end of period	$308,258	$279,144

Supplemental Cash Flow Data
Interest paid	$327,512	$220,764
Income tax payments, net	8,623	30,226
Significant non-cash investing and financing transactions:
Change in unrealized loss on available for sale securities	(3,589)	(58,310)
Loans transferred from held for sale to held for investment	97,196	--
Loans transferred to other real estate owned	4,186	7,550
Security sales, redemptions and calls settled subsequent to period-end	--	51
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	61	513,291
Fair value of common stock issued and stock options recognized	--	(77,592)
Cash paid	(60)	(31,253)

Liabilities assumed	1	404,446

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 1 – General

                The foregoing unaudited Consolidated Financial Statements and Notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the Notes to Consolidated Financial Statements included in TSFG's Annual Report on Form 10-K for the year ended December 31, 2005 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements. The Consolidated Balance Sheet at December 31, 2005 is derived from TSFG's Consolidated Audited Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Nature of Operations

                TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, treasury services, merchant processing, mortgage, and wealth management (which consists of insurance, retail investment, benefits administration, and trust and investment management). It has two bank subsidiaries, Carolina First Bank, a South Carolina banking corporation headquartered in Greenville, South Carolina, and Mercantile Bank, a Florida banking corporation headquartered in Jacksonville, Florida. It also owns several non-bank subsidiaries. At September 30, 2006, TSFG operated through 76 branch offices in South Carolina, 65 in Florida, and 24 in North Carolina. In South Carolina, the branches are primarily located in the state's largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

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

                TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles (“GAAP”). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity's activities. TSFG consolidates voting interest entities in which it has at least a majority of the voting interest. As defined in GAAP, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. TSFG does not have VIEs that it consolidates as of September 30, 2006. The following entities are VIEs for which TSFG is not the primary beneficiary: South Financial Capital Trust I, TSFG Capital Trust 2002-A, South Financial Capital Trust II, South Financial Capital Trust III, MountainBank Capital Trust I, Florida Banks Capital Trust I, Florida Banks Capital Trust II, Florida Banks Statutory Trust I, Florida Banks Statutory Trust II, Florida Banks Statutory Trust III, South Financial Capital Trust 2006-I, and South Financial Capital Trust 2006-II. Accordingly, the accounts of these entities are not included in TSFG's Consolidated Financial Statements. At September 30, 2006 and 2005, the statutory business trusts (“Trusts”) created by TSFG had outstanding trust preferred securities with an aggregate par value of $210.5 million and $135.5 million, respectively. The trust preferred securities have floating interest rates ranging from 6.98% to 9.17% at

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

September 30, 2006, maturities ranging from 2031 to 2036, and call dates ranging from 2006 to 2011. At September 30, 2006 and 2005, the principal assets of the Trusts are $217.0 million and $139.7 million, respectively, of the Company's subordinated notes with identical rates of interest and maturities as the trust preferred securities. At September 30, 2006 and 2005, the Trusts have issued $6.5 million and $4.2 million, respectively, of common securities to the Company. The Company records interest expense on the subordinated notes and recognizes the dividend income on the common stock of the trust entities.

Reclassifications

                Certain prior year amounts have been reclassified to conform to the 2006 presentations.

Recently Adopted Accounting Pronouncements

        Accounting Changes and Error Corrections

                In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.

                SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. TSFG adopted the provisions of SFAS 154 on January 1, 2006. The adoption of this Statement did not impact TSFG's financial position or results of operations.

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

                At September 30, 2006, TSFG had several stock-based employee compensation plans, which are described more fully in Note 11. Prior to January 1, 2006, TSFG accounted for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”), as permitted by SFAS 123. No stock-based employee compensation cost was recognized in net income related to these plans for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, TSFG adopted SFAS 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. TSFG has elected to expense future grants of awards with graded vesting on a straight-line basis over the requisite service period of the entire award. Results for prior periods have not been restated.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

                Prior to the adoption of SFAS 123R, TSFG presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. There was no excess tax benefit related to share-based compensation in the first nine months of 2006.

                The following table provides pro forma net income and earnings per share information, as if TSFG had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation option plans for the periods presented (dollars in thousands, except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net Income
Net income, as reported	$21,090	$86,218
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	646	1,927

Pro forma net income	$20,444	$84,291

Basic Earnings Per Share
As reported	$0.28	$1.18
Pro forma	0.28	1.16

Diluted Earnings Per Share
As reported	$0.28	$1.16
Pro forma	0.27	1.13

                 See Note 11 for a summary of TSFG's assumptions used to estimate the grant-date per share fair value of options in the above table.

        Consolidation of Limited Partnerships

                 In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue No. 04-5 is effective for all limited partnerships created or modified after June 29, 2005, and is effective for all other limited partnerships at the beginning of the first interim period in fiscal years beginning after December 15, 2005 (effective January 1, 2006, for TSFG). The adoption of this guidance had no material effect on TSFG's financial condition or results of operations.

Recently Issued Accounting Pronouncements

        Accounting for Defined Benefit Pension and Other Postretirement Plans

                In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. Adoption of this standard is not expected to have a significant impact on TSFG's shareholders' equity or results of operations.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

        Accounting for Purchases of Life Insurance

                In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. Issue No. 06-5, which is effective January 1, 2007, concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. Adoption of this standard is not expected to have a significant impact on TSFG's shareholders' equity or results of operations.

        Prior Year Misstatements

                In September 2006, the Securities and Exchange Commission (“SEC”) Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. Adoption of this standard is not expected to have a significant impact on TSFG's shareholders' equity or results of operations.

        Fair Value Measurements

                In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently not in a position to determine the effect of adopting this standard on its Consolidated Financial Statements.

        Accounting for Uncertainty in Income Taxes

                In July 2006, the FASB released FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. TSFG will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not in a position to determine such effects.

        Accounting for Servicing of Financial Assets

                In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140,” which simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, “Accounting for Transfers and Servicing

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

of Financial Assets and Extinguishments of Liabilities.” SFAS 156 is effective for fiscal years beginning after September 15, 2006, although early adoption is permitted. Adoption of this standard is not expected to have a significant impact on TSFG's shareholders' equity or results of operations.

        Accounting for Certain Hybrid Financial Instruments

                In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. In October 2006, the FASB proposed a narrow exception to SFAS 155 that would exempt most securitized financial instruments that are subject to prepayment from the bifurcation requirements of SFAS 155 and SFAS 133. FASB will expose this exemption for comment for a 30-day period. After the comment period and if ultimately approved by the FASB, the FASB will issue the exemption in the form of a Derivative Implementation Guide. The Company is currently evaluating the impact that the provisions of SFAS 155 and the potential exemption may have, if any, on its Consolidated Financial Statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

 Note 2 – Supplemental Financial Information to Consolidated Statements of Income

                The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Noninterest Income
Service charges on deposit accounts	$11,457	$12,245	$34,337	$30,801
Debit card income	2,055	1,770	6,071	4,937
Customer service fee income	1,117	1,097	3,200	3,048

Total customer fee income	14,629	15,112	43,608	38,786

Insurance income	2,831	2,010	8,614	4,745
Retail investment services	1,689	2,054	5,961	4,811
Trust and investment management income	1,483	1,268	4,618	3,507
Benefits administration fees	795	818	2,211	2,055

Total wealth management income	6,798	6,150	21,404	15,118

Merchant processing income	3,449	2,864	9,453	7,615
Bank-owned life insurance income	2,916	2,835	8,704	8,355
Mortgage banking income	1,969	2,087	5,931	5,714

Gain on equity investments	—	254	4,609	2,615
Gain (loss) on trading and derivative activities	3,924	(13,460)	2,554	(249)

Gain on disposition of assets and liabilities	2,498	—	2,498	—

Loss on indirect auto loans	(667)	—	(5,129)	—

Loss on sale of securities available for sale	—	(1,032)	(333)	(2,301)
Other	2,396	1,618	5,953	4,517

Total noninterest income	$37,912	$16,428	$99,252	$80,170

Noninterest Expenses
Salaries and wages	$34,494	$31,494	$100,153	$83,551
Employee benefits	9,080	8,529	26,812	25,976
Occupancy	7,949	7,387	22,946	20,309
Furniture and equipment	6,217	5,779	18,637	17,335
Professional services	4,549	6,125	15,825	15,696
Merchant processing expense	2,830	2,327	7,673	6,170
Advertising and business development	2,264	2,131	6,957	6,350
Amortization of intangibles	2,204	2,337	6,619	6,283
Telecommunications	1,407	1,533	4,246	4,243

Merger-related costs	—	981	—	3,480

Loss on early extinguishment of debt	—	462	—	2,015

Impairment loss from write-down of assets	—	—	—	917

Contribution to foundation	—	—	—	683
Other	12,634	11,950	36,653	34,072

Total noninterest expenses	$83,628	$81,035	$246,521	$227,080

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive Income (Loss)

                The following summarizes accumulated other comprehensive loss, net of tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net Unrealized Losses on Securities Available for Sale
Balance at beginning of period	$(84,667)	$(27,029)	$(46,350)	$(18,496)
Other comprehensive income (loss):
Unrealized holding gains (losses) gains arising during the period	57,256	(45,698)	(3,463)	(57,996)
Income tax (expense) benefit	(21,188)	16,948	1,296	21,439
Less: Reclassification adjustment for gains and losses
included in net income	—	778	(126)	(314)
Income tax (benefit) expense	—	(290)	44	76

	36,068	(28,262)	(2,249)	(36,795)

Balance at end of period	(48,599)	(55,291)	(48,599)	(55,291)

Net Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	(5,299)	(33)	450	—
Other comprehensive income (loss):
Unrealized gain on change in fair values	8,932	1,950	767	1,898
Income tax expense	(3,126)	(753)	(268)	(734)
Less: Amortization of terminated swaps	(508)	—	(1,187)	—
Income tax expense	178	—	415	—

	5,476	1,197	(273)	1,164

Balance at end of period	177	1,164	177	1,164

	$(48,422)	$(54,127)	$(48,422)	$(54,127)

Total other comprehensive income (loss)	$41,544	$(27,065)	$(2,522)	$(35,631)
Net income	32,165	21,090	89,315	86,218

Comprehensive income (loss)	$73,709	$(5,975)	$86,793	$50,587

Note 4 – Gross Unrealized Losses on Investment Securities

                 Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	September 30, 2006

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Treasury	$127,148	$695	$45,491	$1,729	$172,639	$2,424
U.S. Government agencies	190,836	698	466,507	10,385	657,343	11,083
Mortgage-backed securities	132,449	825	1,296,635	59,250	1,429,084	60,075
State and municipals	11,078	69	270,192	4,403	281,270	4,472
Corporate bonds	19,551	544	78,632	2,249	98,183	2,793
Equity investments	—	—	1,021	38	1,021	38

	$481,062	$2,831	$2,158,478	$78,054	$2,639,540	$80,885

Securities Held to Maturity
State and municipals	$255	$1	$21,686	$453	$21,941	$454

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited)

	September 30, 2005

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Treasury	$40,477	$974	$129,014	$3,955	$169,491	$4,929
U.S. Government agencies	507,185	4,484	219,880	5,857	727,065	10,341
Mortgage-backed securities	1,441,470	40,504	985,239	28,258	2,426,709	68,762
State and municipals	201,132	2,201	107,447	2,567	308,579	4,768
Corporate bonds	68,208	1,145	22,081	525	90,289	1,670
Federal Home Loan Mortgage

Corporation preferred stock	11,215	775	—	—	11,215	775

Equity investments	1,040	86	—	—	1,040	86

	$2,270,727	$50,169	$1,463,661	$41,162	$3,734,388	$91,331

Securities Held to Maturity
State and municipals	$11,404	$134	$14,669	$269	$26,073	$403

                At September 30, 2006, TSFG had 1,109 individual investments that were in an unrealized loss position. The unrealized losses on investments summarized above, except for equity investments, were attributable to increases in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold its debt securities until a market price recovery or maturity. Therefore, at September 30, 2006, these investments are not considered impaired on an other-than-temporary basis.

                At September 30, 2006, TSFG's unrealized losses in its equity investments are not considered impaired on an other-than-temporary basis due to the lack of severity of the impairment.

Note 5 – Loan Sales

                 During the second quarter of 2006, TSFG identified and sold $359.6 million of indirect auto loans originally classified as loans held for investment and recorded a $3.5 million loss on the sale. In connection with the sale, TSFG transferred $3.1 million out of the allowance for loan losses. There were no indirect auto loan sales in 2005. Indirect auto loan production for the months of June and July 2006 was originally classified as held for sale at loan origination based on management's intent to sell these loans. For the three and nine months ended September 30, 2006, TSFG recorded a loss on indirect auto loans of $667,000 and $5.1 million, respectively, which included lower of cost or market adjustments on the loans held for sale, losses on swaps economically hedging the anticipated monthly sale of the loans, and the $3.5 million loss on sale mentioned above.

                On July 31, 2006, TSFG changed its original intent to sell these loans and decided to retain these loans and transferred them to the held for investment portfolio. This change in intent was based on the expectation of improved profitability margins associated with this portfolio as a result of specific actions taken by management, as well as the challenges associated with selling indirect auto loans for a gain. The previously recorded lower of cost or market adjustments, which totaled $1.2 million, on these loans will be amortized over the remaining life of the loans. For the three and nine months ended September 30, 2006, interest income included $67,000 of income representing amortization of the lower of cost or market adjustment. In addition, all subsequent originations have been recorded as loans held for investment.

Note 6 – Disposition of Assets and Liabilities

                In September 2006, Carolina First Bank completed the sale of its branch office in Mullins, South Carolina. In connection with the sale of this branch, TSFG recorded a gain of $2.5 million and transferred deposits of $27.9 million and loans of $2.6 million to the purchaser.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited)

Note 7 – Derivative Financial Instruments and Hedging Activities The fair value of TSFG's derivative assets and liabilities and their related notional amounts (in thousands) are presented below.

	September 30, 2006			December 31, 2005

	Fair Value		Notional Amount	Fair Value		Notional Amount

	Asset	Liability		Asset	Liability

Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$289	$—	$183,000	$1,785	$—	$278,500

Interest rate swaps associated with lending activities	1,851	3,117	750,000	422	1,515	435,000
Interest rate floors associated with lending activities	2,139	—	200,000	—	—	—

Fair Value Hedges
Interest rate swaps associated with brokered CDs	—	35,381	1,140,273	48	29,315	1,111,170

Other Derivatives
Forward foreign currency contracts	111	111	8,432	482	482	31,715
Options, interest rate swaps and other	5,064	6,107	332,236	3,988	11,656	221,453

	$9,454	$44,716	$2,613,941	$6,725	$42,968	$2,077,838

                As part of its mortgage activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans (“rate locks”) and the forward sales commitments are freestanding derivative instruments and are generally funded within 90 days. The values of the rate locks and forward sale commitments are estimated based on indicative market prices being bid on similarly structured mortgage backed securities. At September 30, 2006, the gross fair value of the rate locks was an asset of $246,000. The gross fair value of forward sales commitments was a liability of $325,000 at September 30, 2006. TSFG does not apply hedge accounting to these derivative activities.

                In June and July of 2006, TSFG hedged the anticipated monthly sale of indirect auto loans with pay-fixed interest rate swaps. These swaps did not qualify for hedge accounting and were marked to market through earnings with no offsetting adjustment for the hedged item. TSFG terminated these hedges as of July 31, 2006 when it transferred its indirect auto loan production for June and July, originally classified as held for sale, to held for investment. For the three and nine months ended September 30, 2006, the loss on indirect auto loans included losses of $412,000 and $150,000, respectively, on these swaps.

                In the three and nine months ended September 30, 2006, noninterest income included gains of $3.9 million and $2.6 million, respectively, for trading and derivative activities. These gains include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness for fair value hedges, which totaled $1.0 million and $125,000 for the three and nine months ended September 30, 2006, respectively, and for cash flow hedges, which had no ineffectiveness; and other miscellaneous items.

                In the three and nine months ended September 30, 2005, noninterest income included losses of $13.5 million and $249,000, respectively, for trading and derivative activities. For these periods in 2005, TSFG recorded no hedge ineffectiveness.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 8 – Long-Term Debt

                Long-term debt consisted of the following (in thousands, except for descriptions of terms):

	September 30, 2006	December 31, 2005

Repurchase agreements; fixed and variable rates ranging from 3.93% to 5.31% due from 2010 to 2014, notwithstanding certain earlier call dates; collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers, and corporate bonds valued at $557.7 million; interest payable quarterly	$596,000	$821,000
FHLB advances; fixed and variable interest rates ranging from 3.36% to 6.27% due from 2008 to 2018, notwithstanding certain earlier call dates; collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences valued at $398.0 million, commercial loans valued at $136.3 million, and mortgage-backed securities valued at $118.4 million; initial maturity of one year or greater; interest payable quarterly	339,620	852,140
Subordinated Notes; fixed and variable rates ranging from 6.33% to 9.17% due from 2006 to 2036, notwithstanding certain earlier call dates; unsecured; interest payable quarterly or semi-annually and at maturity	233,016	155,695
Mandatory redeemable preferred stock of subsidiary; redeemable from 2011 to 2031; unsecured; dividends payable quarterly and at maturity at fixed and variable rates per annum ranging from 8.485% to 11.125%	89,800	89,800
Employee stock ownership plan note payable to RBC/Centura Bank; due July 23, 2007; collateralized by 22,661 shares of TSFG stock valued at approximately $590,000; interest at Centura Bank's prime rate less 1.25% with monthly principal payments of $25,000	275	500
Note payable; interest at 12.50% due December 31, 2012; collateralized by a United States Treasury note valued at $2.1 million; with current annual payments of approximately $232,000	838	865

	1,259,549	1,920,000
Purchase accounting premiums, net of amortization	1,757	2,151

	$1,261,306	$1,922,151

                During the second and third quarters of 2006, the FHLB and certain structured repurchase agreement counterparties exercised options to put certain long-term borrowings back to TSFG. The funding was repaid and replaced in the near-term with non-puttable funding, which is reflected on the September 30, 2006 balance sheet as an increase in federal funds purchased and repurchase agreements, and other short-term borrowings.

Note 9 – Commitments and Contingent Liabilities

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

Recourse Reserve

               As part of its acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks' wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At September 30, 2006, the estimated recourse reserve liability, included in other liabilities, totaled $6.1 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

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

                TSFG's exposure to credit loss is represented by the contractual amount of these instruments. TSFG uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. TSFG evaluates each customer's creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by TSFG upon extension of credit, is based on TSFG's credit evaluation of the borrower.

                Commercial letters of credit and standby letters of credit are conditional commitments issued by TSFG to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. TSFG generally holds collateral supporting those commitments if deemed necessary. A summary of the contractual amounts of TSFG's financial instruments relating to extension of credit with off-balance-sheet risk follows (in thousands):

	Outstanding Commitments

	September 30, 2006	December 31, 2005

Commitment on loans	$2,098,991	$2,247,255
Standby letters of credit	184,656	192,586
Unused credit card lines	28,082	19,225
Documentary letters of credit	610	776

Total	$2,312,339	$2,459,842

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 10 – Share Information

                The following is a summary of the basic and diluted average common shares outstanding and earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Numerators
Income from continuing operations	$32,165	$21,090	$89,315	$86,614

Discontinued operations, net of income tax	—	—	—	(396)

Net income	$32,165	$21,090	$89,315	$86,218

Basic
Average common shares outstanding (denominator)	75,003,605	74,272,867	74,852,315	72,921,265

Earnings per share:
Income from continuing operations	$0.43	$0.28	$1.19	$1.19

Discontinued operations	—	—	—	(0.01)

Net income	$0.43	$0.28	$1.19	$1.18

Diluted
Average common shares outstanding	75,003,605	74,272,867	74,852,315	72,921,265
Average dilutive potential common shares	587,143	1,141,999	627,437	1,373,162

Average diluted shares outstanding (denominator)	75,590,748	75,414,866	75,479,752	74,294,427

Earnings per share:
Income from continuing operations	$0.43	$0.28	$1.18	$1.17

Discontinued operations	—	—	—	(0.01)

Net income	$0.43	$0.28	$1.18	$1.16

                The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

	Number of Shares	Range of Exercise Prices

For the Three Months Ended
September 30, 2006	1,412,186	$26.55 to $31.96
September 30, 2005	532,702	$28.80 to $31.96

For the Nine Months Ended
September 30, 2006	1,397,686	$26.77 to $31.96
September 30, 2005	504,202	$29.06 to $31.96

Note 11 – Stock-Based Compensation Plans

                TSFG has a Long-Term Incentive Plan (the “LTIP”), a restricted stock plan, and various stock option plans. These plans provide for grants of restricted stock units (“RSUs”), restricted stock, options to purchase TSFG's $1 par value common stock, or other share-based awards. Grants of RSUs and restricted stock are expensed over the period the employee performs the related services, including the performance period (generally the three-year period preceding the grant) and the vesting period (typically three or five years following the grant date). For performance-based RSUs and restricted stock, TSFG estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. Income tax benefits related to stock compensation in excess of grant date fair value are recognized as an increase to surplus upon vesting and delivery of the stock. The compensation cost that was charged against income for these plans and the total income tax benefit recognized in the income statement for share-based compensation arrangements were as follows (in thousands):

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Compensation cost charged against income	$1,291	$456	$4,431	$1,325
Total income tax benefit recognized in income statement	200	160	824	464

Restricted Stock and Other Share-Based Awards

                TSFG's LTIP provides for incentive compensation in the form of stock options, restricted stock, RSUs, performance units (which may be stock based), stock appreciation rights and other stock-based forms of director compensation. These grants may be made to directors, officers, employees, prospective employees, and consultants of TSFG. At September 30, 2006, authorized shares under the LTIP totaled 2.0 million shares (subject to further limitation of 1.2 million shares for restricted stock), of which 865,965 shares were available to be granted. TSFG also has a Restricted Stock Plan for awards to certain key employees. At September 30, 2006, authorized shares under the Restricted Stock Plan totaled 875,000 shares, of which 171,503 shares were available to be granted.

                During the nine months ended September 30, 2006, TSFG awarded 13,439 shares with a weighted-average fair value of $26.67 for director compensation under the LTIP and expensed $358,000 in directors' fees associated with these grants in the same period. During the nine months ended September 30, 2005, TSFG awarded 10,608 shares with a weighted-average fair value of $30.11 for director compensation under the LTIP and expensed $320,000 in directors' fees associated with these grants in the same period.

                Shares of restricted stock granted to employees under both the LTIP and the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

                In 2006, TSFG's board of directors approved new LTIP awards for the period 2006 – 2008. This is in addition to the awards associated with the 2004 – 2006 period, which resulted in a 52.25% payout in 2004 and 0% in 2005, and is expected to pay 0% in 2006. A total of 367,466 RSUs have been reserved for potential issuance for the 2006 – 2008 period, which includes both service and performance-based awards. Of these units, the service award component (96,366 RSUs) will be expensed ratably over the three-year vesting period, assuming continued employment of the LTIP participant. The remaining RSUs are performance-based awards and will vest based on achieving during 2008 certain earnings per share targets relative to a broad regional bank peer group, and return on equity targets. Achieving target performance (100%) on both of the performance goals will result in the issuance of 180,734 shares, although a maximum of 90,366 additional shares may be issued if more stringent performance hurdles are met. The compensation expense related to the performance-based RSUs will be recognized ratably over the period from the date of award through December 31, 2008, based on management's assessment of the probability that the performance targets will be met. Based on its assessment at September 30, 2006, management determined that it is not probable that the performance targets will be met. Consequently, TSFG reversed expense related to the performance targets in the third quarter of 2006. If the performance targets are not reached, the corresponding RSUs will be forfeited.

                Additionally, in the third quarter 2006, TSFG's board of directors issued 400,000 RSUs with a total grant date fair value of $10.8 million to the CEO/Chairman in connection with amending his employment agreement. The RSUs will be expensed ratably over the seven-year vesting period, unless certain events (including termination without cause, death, disability, or change of control) occur which would accelerate vesting (and thus expensing) of the RSUs.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

                The following is a summary of the status of TSFG's nonvested shares of restricted stock and RSUs as of September 30, 2006 and changes during the nine months ended September 30, 2006.

	LTIP					Restricted Stock Plan

	RSUs		Weighted Average Grant- Date Fair Value	Restricted Shares	Weighted Average Grant- Date Fair Value	Restricted Shares	Weighted Average Grant- Date Fair Value

Nonvested at January 1	—		$—	62,803	$30.54	106,650	$28.30
Granted	767,466	(1)	26.92	—	—	12,500	26.71
Vested	—		—	(16,718)	30.54	(37,007)	28.30
Cancelled	—		—	(1,422)	30.54	(2,318)	28.30

Nonvested at September 30	767,466	(1)	26.92	44,663	30.54	79,825	28.05

(1)   Assumes maximum performance targets are met for performance-based awards.

                As of September 30, 2006, there was $20.0 million of total unrecognized compensation cost related to nonvested shares of restricted stock and RSUs, assuming maximum performance targets are met for performance-based awards. At such date, the weighted-average period over which the service component of this unrecognized expense is expected to be recognized was 3.1 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1.7 million and $2.1 million, respectively.

                In 2005, under the LTIP, TSFG issued cash-settled stand alone stock appreciation rights, which are accounted for as liability-classified awards pursuant to SFAS 123R. The strike price of each stock appreciation right equals the fair market value of TSFG's common stock on the date of grant. Stock appreciation rights issued to employees under this plan are exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant. The following is a summary of the stock appreciation rights activity under the LTIP for the nine months ended September 30, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding, January 1	271,550	$29.40
Granted	—	—
Cancelled	(34,175)	29.40
Exercised	—	—

Outstanding, September 30	237,375	$29.40	9.2	$—

Exercisable, September 30	—	$—	—	$—

                Unrecognized stock-based compensation expense related to stock appreciation rights totaled $488,000 at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 4.2 years.

Stock Option Plans

                TSFG has a Stock Option Plan, a Directors' Stock Option Plan, a Fortune 50 Stock Option Plan, and various option plans assumed in connection with acquisitions (collectively referred to as “stock-based option plans”). At September 30, 2006, authorized shares under the Stock Option Plan totaled 4.7 million shares, of which 3.5 million were available to be granted. The exercise price of each option either equals or exceeds the fair market value of TSFG's Common Stock on the date of grant. Options issued to employees under the Stock Option Plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant. Under the Directors' Stock Option Plan, TSFG may grant options to its non-employee directors and advisory board members. At September 30, 2006, authorized shares under the Directors' Stock Option Plan totaled 650,000 shares, of which 396,000 were available to be granted. The exercise price of each director's option equals the fair market value of TSFG's common stock on the date of grant. Options issued to directors under the Directors' Stock Option Plan vest immediately on the grant date.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

                The fair value of TSFG's stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for TSFG's employee stock options. Assumptions include, but are not limited to, TSFG's expected price volatility over the term of the awards, which is based on historical volatility of TSFG's common stock. The following is a summary of TSFG's weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Expected life (in years)	7.00	6.43	6.53	7.03
Expected volatility	32.78%	34.08%	31.04%	34.44%
Risk-free interest rate	4.80	4.20	4.84	4.10
Expected dividend yield	2.52	2.20	2.54	2.30
Weighted-average fair value of options granted during the period	$8.81	$9.36	$8.18	$9.34

The following is a summary of the activity under the stock-based option plans for the nine months ended September 30, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding, January 1	4,245,664	$21.45
Granted	114,750	26.77
Cancelled	(163,675)	28.21
Exercised	(363,076)	15.47

Outstanding, September 30	3,833,663	$21.88	5.2	$20,282

Exercisable, September 30	2,759,547	$19.45	4.2	$19,488

                The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1.3 million and $1.8 million, respectively. Unrecognized stock-based compensation expense related to stock options totaled $6.0 million at September 30, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.9 years.

                Cash received from options exercised under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $5.3 million and $10.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1.2 million and $3.9 million, respectively, for the nine months ended September 30, 2006 and 2005. TSFG has a policy of issuing new shares to satisfy stock option exercises.

Note 12 – Business Segments

                TSFG has two principal operating subsidiaries, Carolina First Bank and Mercantile Bank, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits, wealth management income, and other customer-related fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

                TSFG evaluates performance based on budget to actual comparisons and segment profits. The accounting policies of the reportable segments are the same as those described in Note 1 and in TSFG's Annual Report on Form 10-K for the year ended December 31, 2005.

                Segment information (in thousands) is shown in the table below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment. Effective December 1, 2005, CF Technology Services Company, a wholly-owned subsidiary of TSFG, was merged into Carolina First Bank. Reclassifications have been made to the September 30, 2005 presentation in order to conform to the current presentation.

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total

Three Months Ended September 30, 2006
Net interest income	$61,779	$41,699	$(4,795)	$—	$98,683
Provision for credit losses	4,328	2,225	—	—	6,553
Noninterest income	33,418	12,438	2,236	(10,180)	37,912
Noninterest expenses	58,637	31,479	3,692	(10,180)	83,628
Income tax expense	9,896	6,273	(1,920)	—	14,249
Net income	22,336	14,160	(4,331)	—	32,165

Nine Months Ended September 30, 2006
Net interest income	$189,765	$126,866	$(11,914)	$—	$304,717
Provision for credit losses	21,466	2,485	—	—	23,951
Noninterest income	95,096	28,454	8,635	(32,933)	99,252
Noninterest expenses	173,466	94,932	11,056	(32,933)	246,521
Income tax expense	29,723	19,155	(4,696)	—	44,182
Net income	60,206	38,748	(9,639)	—	89,315

September 30, 2006
Total assets	$8,713,664	$5,599,545	$1,847,801	$(2,113,308)	$14,047,702
Total loans	5,780,449	3,859,539	—	(90,000)	9,549,988
Total deposits	5,653,756	3,635,540	—	(107,344)	9,181,952
21

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited)

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total

Three Months Ended September 30, 2005
Net interest income	$63,694	$42,689	$(2,794)	$—	$103,589
Provision for credit losses	6,595	2,268	(10)	—	8,853
Noninterest income	16,770	5,323	4,370	(10,035)	16,428
Noninterest expenses	54,919	30,751	5,400	(10,035)	81,035
Income tax expense	6,407	4,977	(2,345)	—	9,039
Net income	12,543	10,016	(1,469)	—	21,090

Nine Months Ended September 30, 2005
Net interest income	$190,216	$121,573	$(7,666)	$—	$304,123
Provision for credit losses	24,005	5,775	(21)	—	29,759
Noninterest income	71,146	23,805	12,926	(27,707)	80,170
Noninterest expenses	154,667	84,816	15,304	(27,707)	227,080
Income tax expense	27,212	18,082	(4,454)	—	40,840
Discontinued operations, net of income tax	—	(396)	—	—	(396)
Net income	55,478	36,309	(5,569)	—	86,218

September 30, 2005
Total assets	$9,471,473	$5,746,282	$1,718,187	$(1,988,733)	$14,947,209
Total loans	5,630,471	3,811,687	98	(90,090)	9,352,166
Total deposits	5,531,450	3,656,087	—	(61,518)	9,126,019

Note 13 – Subsequent Event

                Subsequent to September 30, 2006, a $7 million loan secured by commercial real estate was classified by the Company as impaired, and a probability of loss exists, although the amount of which has yet to be determined. Management has initiated foreclosure proceedings and is currently evaluating the fair value of the collateral and other repayment alternatives.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2005. Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results that may be attained for any other period.

                TSFG primarily operates through two wholly-owned subsidiary banks, Carolina First Bank and Mercantile Bank, which are collectively referred to as the “Subsidiary Banks.”

Index to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

Website Availability of Reports Filed with the Securities and Exchange Commission

                All of TSFG's electronic filings with the Securities and Exchange Commission (“SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on TSFG's web site, www.thesouthgroup.com, through the Investor Relations link. TSFG's SEC filings are also available through the SEC's web site at www.sec.gov.

Forward-Looking Statements

                This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;

•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;

•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;

•	risks inherent in making loans including repayment risks and changes in the value of collateral;

•	loan growth, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);

•	level, composition, and repricing characteristics of the securities portfolio;

•	deposit growth, change in the mix or type of deposit products;
23

•	availability of wholesale funding;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	continued availability of senior management;

•	technological changes;

•	ability to increase market share;

•	income and expense projections, and ability to control expenses;

•	changes in the compensation, benefit, and incentive plans, including compensation accruals;

•	risks associated with income taxes, including the potential for adverse adjustments;

•
acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;

•	changes in management's assessment of and strategies for lines of business, asset, and deposit categories;

•	changes in accounting policies and practices;

•	changes in the evaluation of the effectiveness of our hedging strategies;

•	changes in regulatory actions, including the potential for adverse adjustments;

•	changes, costs, and effects of litigation, and environmental remediation; and

•	recently-enacted or proposed legislation.

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

Non-GAAP Financial Information

                This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG's management uses these non-GAAP measures to analyze TSFG's performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that these presentations of tax-equivalent net interest income aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. In addition, TSFG presents certain tax-equivalent net interest income and margin comparisons including the net cash settlements on certain interest rate swaps for 2005 to use data more comparable to current year presentations in order to better highlight trends. TSFG also presents loan and deposit growth, excluding loans/deposits acquired net of dispositions (referred to herein as “organic growth”). In discussing its deposits, TSFG presents “core deposits,” which are defined by TSFG as noninterest-bearing, interest-bearing checking, money market accounts, and savings accounts, and “customer deposits,” which are defined by TSFG as total deposits less brokered deposits. Wholesale borrowings include short-term and long-term borrowings and brokered deposits. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. Management compensates for these limitations by providing detailed reconciliations between GAAP and operating measures. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG's non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

                The South Financial Group is a financial holding company, headquartered in Greenville, South Carolina, with $14.0 billion in total assets and 165 branch offices in South Carolina, Florida, and North Carolina at September 30, 2006. Founded in 1986, TSFG focuses on fast-growing banking markets in the Southeast and concentrates its growth in metropolitan statistical areas. TSFG operates primarily through two subsidiary banks:

•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, operating in South Carolina and North Carolina, and on the Internet under the brand name, Bank CaroLine; and

•	Mercantile Bank, a Florida-headquartered bank, operating in Florida.
24

At September 30, 2006, approximately 47% of TSFG's customer deposits (total deposits less brokered deposits) were in South Carolina, 39% were in Florida, and 14% were in North Carolina.

                TSFG uses a super-community bank strategy and targets small and middle market businesses and retail customers. As a super-community bank, TSFG combines personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

                TSFG reported net income of $89.3 million, or $1.18 per diluted share, for the first nine months of 2006, compared with $86.2 million, or $1.16 per diluted share, for the first nine months of 2005. Average diluted shares outstanding increased 1.6%, principally as a result of the May 2005 acquisition of Pointe Financial Corporation (“Pointe”).

                Since second quarter 2005, TSFG reduced its level of investment securities and wholesale borrowings in response to the flattening yield curve and lower profitability of investment securities. TSFG took these actions in an effort to reduce interest rate and capital risk. The interest spread compression related to these earning assets and associated funding, in addition to the lower level of investment securities, contributed to slower revenue growth for the first nine months of 2006 over the comparable time period in 2005.

                TSFG continues to focus on improving its balance sheet mix by increasing the relative level and mix of customer asset and liabilities. On the asset side, average loans as a percentage of average earning assets increased to 76.0% for third quarter 2006 from 67.9% for third quarter 2005. On the funding side, average customer deposits (which exclude brokered deposits) as a percentage of average total funding increased to 63.1% for third quarter 2006, up from 56.9% for third quarter 2005.

                Using period-end balances, TSFG's loans held for investment at September 30, 2006 increased 2.4% from a year ago, and total deposit balances grew 0.6%. Customer deposit balances (which exclude brokered deposits) increased 0.5% since September 30, 2005. During the first nine months of 2006, TSFG sold $359.6 million of indirect auto loans and $2.6 million of loans in connection with the sale of the Mullins branch. Excluding these amounts, growth in loans held for investment totaled 6.3% from September 30, 2005 to September 30, 2006.

                Tax-equivalent net interest income was $309.9 million for the first nine months of 2006, a $1.5 million increase over $308.4 million for the first nine months of 2005. The net interest margin increased to 3.25% for the first nine months of 2006 from 3.11% for the first nine months of 2005. For the nine months ended September 30, 2005, tax-equivalent net interest income excluded $10.6 million of income for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. Instead, the net cash settlement for these interest rate swaps was recorded in noninterest income.

                Adjusting the 2005 numbers for the net cash settlement described above, tax-equivalent net interest income for the nine months ended September 30, 2006 decreased $9.2 million to $309.9 million from $319.1 million for the year earlier period, principally from a 4.0% decline in average earning assets related to TSFG's continued reduction of investment securities. TSFG's earning asset mix improved with a 10.4% increase in average loans and a 31.9% decline in average securities. The net interest margin increased to 3.25% for the nine months ended September 30, 2006 from 3.21% (including the net cash settlement) for the year earlier period.

                During 2006, TSFG's net interest margin has declined to 3.18% for third quarter 2006 from 3.27% for second quarter 2006 and 3.31% for first quarter 2006. This margin compression reflects an ongoing change in customer preference for higher-cost deposit categories, higher wholesale borrowing costs, and actions by management to reduce interest rate risk and optionality on the balance sheet.

                Noninterest income increased to $99.3 million for the first nine months of 2006 from $80.2 million for the first nine months of 2005. Noninterest income reflected double-digit growth for customer fee income, wealth management, and merchant processing. During 2005 and 2006, TSFG made additional investments in the leadership, products, and sales of these fee-based lines of businesses. Noninterest income for the first nine months of 2006 included a $2.6 million gain on trading and derivative activities, compared with a $249,000 loss for the first nine months of 2005. In addition, noninterest income for the first nine months of 2006 included a $2.5 million gain on the sale of a branch and a $5.1 million loss on indirect auto loans.

                In June 2006, TSFG sold $359.6 million of indirect auto loans previously held for investment. In addition, June 2006 and July 2006 production was originally classified as held for sale and required a lower of cost or market adjustment. (See “Loans” for an explanation of the subsequent transfer to loans held for investment as of July 31, 2006.) In connection with the sale of loans previously included in loans held for investment, TSFG transferred $3.1 million out of its allowance for loan losses.

                Noninterest expenses totaled $246.5 million for the first nine months of 2006, compared to $227.1 million for the first nine months of 2005, an increase of 8.6%. Salaries, wages and employee benefits (excluding contract buyouts), which account for 51.3% of total noninterest expenses for the first nine months of 2006, increased 15.7% to $126.4 million. The increase in noninterest expenses included the Pointe and various insurance company acquisitions, higher incentive accruals, commissions relating to fee-based businesses, higher salaries attributable to TSFG's expansion of its management team, additional stock-based compensation expense from the adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” and higher merchant processing expense.

                Nonperforming asset and charge-off ratios continued to improve in the first nine months of 2006. At September 30, 2006, nonperforming assets as a percentage of loans held for investment and foreclosed property declined to 0.38% from 0.49% at September 30, 2005. For the nine months ended September 30, 2006, annualized net loan charge-offs improved to 0.28% of average loans held for investment from 0.35% for the same period in 2005. TSFG's provision for credit losses decreased to $24.0 million for the first nine months of 2006 from $29.8 million for the first nine months of 2005, primarily as a result of lower net loan charge-offs, improved credit quality measures, and slower loan growth. The allowance for loan loss coverage of nonperforming loans at September 30, 2006 increased to 3.48 times, compared with 3.15 times at September 30, 2005.

                TSFG's tangible equity to tangible asset ratio totaled 6.46% at September 30, 2006, up from 5.69% at September 30, 2005, primarily as a result of a decrease in net unrealized losses on available for sale securities. At September 30, 2006, the after-tax net unrealized loss on available for sale securities totaled $48.6 million, down from $55.3 million at September 30, 2005.

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

                For additional information regarding critical accounting policies, refer to the Annual Report of TSFG on Form 10-K for the year ended December 31, 2005, specifically Item 8, Note 1 – Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements and the section captioned “Critical Accounting Policies and Estimates” in Management's Discussion and Analysis of Financial Condition and Results of Operations. As more fully discussed in Note 1 – General and Note 11 – Stock-Based Compensation Plans in the accompanying notes to the Consolidated Financial Statements included in this report, TSFG changed its method of accounting for stock options in connection with the adoption of a new accounting standard which eliminated the ability to account for stock-based compensation using the intrinsic value method of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB Opinion 25”) and requires such transactions to be recognized in the income statement based on their fair values at the date of grant.

Expanded Corporate Facilities

                On March 17, 2006, TSFG acquired approximately 68 acres of land in Greenville County, South Carolina for a purchase price of $10.4 million for the purpose of developing a corporate campus to consolidate existing office space and to meet TSFG's future employment needs. TSFG expects the maximum cost of this project to approximate $100 million, less certain economic incentives awarded by the state, city, and county governments, which will be fully realized assuming certain conditions are met, the majority of which require a minimum investment of $100 million and creation of 600 new jobs at the campus by December 31, 2011. The first buildings are expected to be occupied by the second quarter 2008.

Acquisitions

                No significant acquisitions were completed during the first nine months of 2006.

Balance Sheet Review

        Loans

                TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At September 30, 2006, outstanding loans totaled $9.5 billion, which equaled 104% of total deposits (122% of customer deposits) and 68% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG's market areas in South Carolina, Florida, and North Carolina. At September 30, 2006, approximately 8% of the portfolio was unsecured.

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

                Loans held for investment increased $220.8 million, or 2.4%, to $9.5 billion at September 30, 2006 from $9.3 billion at September 30, 2005. Excluding the sale of indirect auto loans discussed below ($359.6 million) and the sale of the Mullins branch ($2.6 million), loan growth for the period from September 30, 2005 to September 30, 2006 was 6.3% (based on period-end balances). Loan growth was concentrated primarily in commercial loans. TSFG's loan growth was more moderate during second and third quarters 2006, due to a slower pace of new loan production and an increase in customer payments and pay-offs.

                During second quarter 2006, TSFG performed an initial evaluation of indirect loans to determine their profitability versus certain internal hurdle rates. TSFG determined that its historical production had been generated at returns lower than its internal hurdle rate. As a result of this review, in June 2006, TSFG sold $359.6 million of indirect auto loans originated from August 2005 through the end of May 2006 and reduced wholesale funding levels. TSFG recorded a $3.5 million loss on the sale of these indirect auto loans. Also, TSFG attempted to improve the profitability of its indirect auto lending by intending to sell new production. Accordingly, TSFG classified its June 2006 and July 2006 production of indirect auto loans as held for sale. For the nine months ended September 30, 2006, TSFG recorded a loss on indirect auto loans of $5.1 million, which included lower of cost or market adjustments on the loans held for sale, losses on interest rate swaps economically hedging the anticipated monthly sale of the loans, and the $3.5 million loss on sale mentioned above.

                Since undergoing its evaluation of indirect loans, TSFG has worked to increase its loan yield relative to the matched funding cost and negotiated lower dealer reserve ratios. Both of these actions are intended to improve the interest rate spread versus TSFG's historical experience. In addition, TSFG is evaluating the net benefit of the mix of new versus used auto loans and various credit score ranges. As a result of these actions, TSFG believes the profitability of its more recent indirect auto loan production has improved. Given this profitability improvement, combined with the challenges associated with selling indirect auto loans for a gain, TSFG decided to keep the more recent indirect auto loan production on its balance sheet as held for investment. As of July 31, 2006, TSFG transferred its indirect auto loan production originally classified as held for sale to held for investment. In addition, effective August 1, 2006, TSFG recorded its new production of indirect auto loans as held for investment.

                TSFG generally sells a majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale decreased to $36.2 million at September 30, 2006 from $37.2 million at December 31, 2005 and $59.1 million at September 30, 2005, primarily related to mortgage loan volume and timing of mortgage loan sales.

                Table 1 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 1
Loan Portfolio Composition
(dollars in thousands)
	September 30,		December 31, 2005

	2006	2005

Commercial, financial and agricultural	$2,073,865	$1,902,483	$1,936,963
Real estate - construction(1)	1,555,373	1,328,658	1,497,605
Real estate - residential mortgages (1-4 family)	1,457,077	1,457,711	1,493,317
Commercial secured by real estate(1)	3,659,857	3,447,238	3,441,576
Consumer	767,661	1,156,941	1,069,934

Loans held for investment	$9,513,833	$9,293,031	$9,439,395

Percentage of Loans Held for Investment
Commercial, financial and agricultural	21.8%	20.5%	20.5%
Real estate - construction(1)	16.3	14.3	15.9
Real estate - residential mortgages (1-4 family)	15.3	15.7	15.8
Commercial secured by real estate(1)	38.5	37.1	36.5
Consumer	8.1	12.4	11.3

Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.
28

Table 2 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 1, which stratifies the portfolio by collateral type and borrower type. Certain prior period amounts have been reclassified to conform to current period presentation.

Table 2
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)
	September 30,		December 31, 2005

	2006	2005

Commercial Loans
Commercial and industrial	$2,281,352	$2,329,544	$2,271,605
Owner - occupied real estate(1)	909,075	821,426	801,953
Commercial real estate	4,117,022	3,803,047	3,933,927

	7,307,449	6,954,017	7,007,485

Consumer Loans
Indirect - sales finance	651,419	891,127	916,318
Other consumer loans	1,026,567	882,646	956,668
Home equity	528,398	565,241	558,924

	2,206,384	2,339,014	2,431,910

Total loans held for investment	$9,513,833	$9,293,031	$9,439,395

Percentage of Loans Held for Investment
Commercial and industrial	24.0%	25.1%	24.1%
Owner - occupied real estate(1)	9.6	8.8	8.5
Commercial real estate	43.3	40.9	41.7
Indirect - sales finance	6.8	9.6	9.7
Other consumer loans	10.8	9.5	10.1
Home equity	5.5	6.1	5.9

Total	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

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

                Indirect - sales finance loans  are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two years to six years. During the second quarter of 2006, TSFG sold $359.6 million of indirect auto loans originated from August 2005 through the end of May 2006 and classified its June and July production of indirect auto loans as held for sale. See discussion above for an explanation of the transfer to loans held for investment as of July 31, 2006.

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

                Table 3 sorts the commercial real estate portfolio by geography and property type. The portfolio's most significant concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG's markets. By product type, commercial construction and development loans, the largest component of commercial real estate loans, represent 37.5% of the total commercial real estate loans at September 30, 2006, up from 35.9% at December 31, 2005. The risk attributable to the concentration in commercial real estate loans is managed by focusing our lending on markets with which we are familiar and on borrowers with proven track records whom we believe possess the financial means to weather adverse market conditions. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the loss potential in its commercial real estate loans is not materially greater than that of any other segment of the portfolio. In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio.

Table 3
Commercial Real Estate Loans
(dollars in thousands)
	September 30, 2006		December 31, 2005

	Balance	% of Total	Balance	% of Total

Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$840,676	20.4%	$736,269	18.7%
Tampa Bay Florida	538,451	13.1	463,842	11.8
Midlands South Carolina (Columbia)	363,500	8.8	356,766	9.1
Northeast Florida (Jacksonville)	341,951	8.3	319,482	8.1
Upstate South Carolina (Greenville)	340,621	8.3	384,699	9.8
North Coastal South Carolina (Myrtle Beach)	303,272	7.4	371,221	9.4
North Central Florida	330,450	8.0	307,044	7.8
Central Florida (Orlando)	274,388	6.7	273,470	6.9
South Florida (Ft. Lauderdale)	263,158	6.4	219,240	5.6
South Coastal South Carolina (Charleston)	246,061	6.0	249,808	6.4
Marion County, Florida (Ocala)	145,164	3.5	127,126	3.2
Greater South Charlotte South Carolina (Rock Hill)	129,330	3.1	124,960	3.2

Total commercial real estate loans	$4,117,022	100.0%	$3,933,927	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$1,544,599	37.5%	$1,413,956	35.9%
Mixed use	426,770	10.4	436,055	11.1
Residential construction	349,492	8.5	280,541	7.1
1-4 family residential investment property	326,418	7.9	330,760	8.4
Undeveloped land	274,187	6.7	271,922	6.9
Retail	272,094	6.6	260,990	6.6
Multi-family residential	254,165	6.2	218,591	5.6
Hotel/motel	168,950	4.1	184,351	4.7
Other (1)	500,347	12.1	536,761	13.7

Total commercial real estate loans	$4,117,022	100.0%	$3,933,927	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.

Note:	At September 30, 2006 and December 31, 2005, average loan size for commercial real estate loans totaled $448,000 and $415,000, respectively.

                Portfolio risk is also managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of both Carolina First Bank and Mercantile Bank and by requiring Board of Director approval to exceed this house limit. At September 30, 2006, TSFG's house lending limit was $35 million, and three credit relationships totaling $128.1 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $382.5 million, or 4.0% of total loans held for investment at September 30, 2006, up from 3.1% of total loans held for investment at September 30, 2005.

                TSFG participates in “shared national credits” (multi-bank credit facilities of $20 million or more), primarily to borrowers who are headquartered or conduct business in or near our markets. At September 30, 2006, the loan portfolio included commitments totaling $843.6 million in shared national credits. Outstanding borrowings under these commitments totaled $343.2 million at September 30, 2006, increasing from $222.7 million at December 31, 2005.

        Credit Quality

                A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG's credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and after-the-fact review by credit risk management of loans approved by lenders. Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with underwriting and loan monitoring policies is closely supervised. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities are monitored by Credit Committees of each banking subsidiary's Board of Directors, which meet monthly to review credit quality trends, new large credits, loans to insiders, large problem credits, credit policy changes, and reports on independent credit reviews of branch offices. Table 4 presents our credit quality indicators.

Table 4
Credit Quality Indicators
(dollars in thousands)
	September 30,				December 31, 2005

	2006		2005

Loans held for investment	$9,513,833		$9,293,031		$9,439,395
Allowance for loan losses	109,401		106,224		107,767
Allowance for credit losses (1)	110,349		107,381		109,350

Nonaccrual loans - commercial (2)	24,604		27,480		25,145
Nonaccrual loans - consumer	3,341		2,929		3,417
Nonaccrual loans - mortgage	3,451		3,299		4,693
Restructured loans	—		—		—

Total nonperforming loans	31,396		33,708		33,255
Foreclosed property (other real estate owned and personal property repossessions)	4,851		11,839		10,722

Total nonperforming assets	$36,247		$45,547		$43,977

Loans past due 90 days or more (mortgage and consumer with interest accruing)	$3,163		$1,598		$4,548

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	0.38%		0.49%		0.47%

Allowance for loan losses to nonperforming loans	3.48	x	3.15	x	3.24	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)	At September 30, 2006, December 31, 2005 and September 30, 2005, nonaccrual loans – commercial included $661,000, $1.9 million, and $1.9 million, respectively, in restructured loans.

                The improvement in TSFG's nonperforming asset ratio (nonperforming assets as a percentage of loans held for investment and foreclosed property) traces to a slowdown in the flow of loans into nonperforming status. The third quarter outflow (via payoffs, liquidations, and charge-offs) was comparable to that of prior quarters; but the inflow was significantly lower, reflecting less-than-normal problem loan deterioration in the period. Accordingly, nonperforming assets declined 20.4% and 17.6%, respectively, from on September 30, 2005 and December 31, 2005. And, despite modest loan growth, the nonperforming asset ratio improved to 0.38% as of September 30, 2006 from 0.49% and 0.47%, respectively, on September 30, 2005 and December 31, 2005.

                Table 5 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.

Table 5
Impaired Loans
(dollars in thousands)
	At and For the Nine Months Ended September 30,		At and For the Year Ended December 31, 2005

	2006	2005

Impaired loans (1)	$24,604	$20,674	$16,911
Average investment in impaired loans	25,684	26,804	25,581
Related allowance	3,987	4,238	4,336
Foregone interest	1,198	921	1,200

(1)
In second quarter 2006, TSFG enhanced its policy to include nonaccruing loans that are fully protected by collateral as impaired loans. This change added $6.2 million to impaired loans at September 30, 2006.

                 Subsequent to September 30, 2006, a $7 million loan secured by commercial real estate was classified by the Company as impaired, and a probability of loss exists, although the amount of which has yet to be determined. Management has initiated foreclosure proceedings and is currently evaluating the fair value of the collateral and other repayment alternatives. The Company believes that this is an isolated situation and not representative of a specific market deterioration.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

                The allowance for loan losses represents management's estimate of probable incurred losses inherent in the lending portfolio. The adequacy of the allowance for loan losses (the “Allowance”) is analyzed quarterly. For purposes of this analysis, adequacy is defined as a level sufficient to absorb probable incurred losses in the portfolio as of the balance sheet date presented. The methodology employed for this analysis is as follows.

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

Table 6
Summary of Loan and Credit Loss Experience
(dollars in thousands)
At and For the Nine Months Ended September 30,	At and For the Year Ended December 31, 2005

2006	2005

Allowance for loan losses, beginning of year	$107,767	$96,434	$96,434
Purchase accounting adjustments	—	3,741	3,741

Allowance adjustment for loans sold	(3,089)	—	—

Net charge-offs:
Loans charged-off	(27,426)	(28,499)	(39,214)
Loans recovered	7,563	5,462	7,313

(19,863)	(23,037)	(31,901)
Additions to allowance through provision expense	24,586	29,086	39,493

Allowance for loan losses, end of period	$109,401	$106,224	$107,767

Reserve for unfunded lending commitments, beginning of year	$1,583	$484	$484
Provision for unfunded lending commitments	(635)	673	1,099

Reserve for unfunded lending commitments, end of period	$948	$1,157	$1,583

Allowance for credit losses, beginning of year	$109,350	$96,918	$96,918
Purchase accounting adjustments	—	3,741	3,741

Allowance adjustment for loans sold	(3,089)	—	—

Net charge-offs:
Loans charged-off	(27,426)	(28,499)	(39,214)
Loans recovered	7,563	5,462	7,313

(19,863)	(23,037)	(31,901)
Additions to allowance through provision expense	23,951	29,759	40,592

Allowance for credit losses, end of period	$110,349	$107,381	$109,350

Average loans held for investment	$9,578,862	$8,681,649	$8,848,279
Loans held for investment, end of period	9,513,833	9,293,031	9,439,395
Net charge-offs as a percentage of average loans held for investment (annualized)	0.28%	0.35%	0.36%
Allowance for loan losses as a percentage of loans held for investment	1.15	1.14	1.14
Allowance for credit losses as a percentage of loans held for investment	1.16	1.16	1.16
Allowance for loan losses to nonperforming loans	3.48	x	3.15	x	3.24	x

        Securities

                TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate and prepayment risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits, FHLB advances, and securities sold under repurchase agreements. Table 7 shows the carrying values of the investment securities portfolio.

Table 7
Investment Securities Portfolio Composition
(dollars in thousands)
	September 30,		December 31, 2005

	2006	2005

Trading (at fair value)
U.S. Treasury	$—	$22	$22
U.S. Government agencies	—	137	137
State and municipal	—	1,243	1,243

	—	1,402	1,402

Available for Sale (at fair value)
U.S. Treasury	174,739	171,623	182,468
U.S. Government agencies	655,447	740,888	656,442
Mortgage-backed securities	1,459,220	2,494,747	1,688,862
State and municipal	345,077	351,732	373,892
Other investments:
Corporate bonds	117,316	114,677	112,246
Federal Home Loan Bank (“FHLB”) stock	52,763	68,836	67,553
Federal Home Loan Mortgage Corporation preferred stock	—	11,215	—
Community bank stocks	11,917	10,825	10,067
Other equity investments	3,904	4,075	4,037

	2,820,383	3,968,618	3,095,567

Held to Maturity (at amortized cost)
State and municipal	52,690	63,477	62,548
Other investments	100	100	100

	52,790	63,577	62,648

Total	$2,873,173	$4,033,597	$3,159,617

Total securities as a percentage of total assets	20.5%	27.0%	22.1%

Percentage of Total Securities Portfolio
U.S. Treasury	6.1%	4.3%	5.8%
U.S. Government agencies	22.8	18.4	20.8
Mortgage-backed securities	50.8	61.8	53.4
State and municipal	13.8	10.3	13.9
Other investments	6.5	5.2	6.1

Total	100.0%	100.0%	100.0%

                Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $3.1 billion in the first nine months of 2006, 31.9% below the average for the corresponding period in 2005 of $4.5 billion. Starting in second quarter 2005, TSFG reduced its securities in an effort to lower its interest rate risk in a rising rate and flattening yield curve environment and to reduce its reliance on wholesale borrowings. Since December 31, 2005, TSFG has continued to lower securities by not reinvesting maturing investments and principal paydowns.

                The average tax-equivalent portfolio yield increased for the nine months ended September 30, 2006 to 4.75% from 4.35% in the first nine months of 2005. The securities yield increased partially due to the balance sheet repositioning mentioned above, which reduced lower yielding securities held in TSFG's portfolio, compared with the first nine months of 2005.

                TSFG strives to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off borrowings, to fund loan growth, or to reinvest in securities at then current market rates.

                The expected duration of the debt securities portfolio was approximately 3.8 years at September 30, 2006, consistent with the duration at December 31, 2005 and a slight increase from approximately 3.6 years at September 30, 2005. If interest rates rise, the duration of the debt securities portfolio may extend. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall.

                The available for sale portfolio constituted 98.2% of total securities at September 30, 2006. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. Approximately 72% of MBS are collateralized mortgage obligations (“CMOs”) with a total expected duration of 5.1 years. At September 30, 2006, approximately 19% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from three to ten years. Many of these adjustable rate MBS are still in the fixed rate period, and are therefore anticipated to behave more like a fixed rate instrument over the next twelve months or more.

                Changes in interest rates and related prepayment activity impact yields and fair values of TSFG's securities, specifically MBS. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease.

                The net unrealized loss on securities available for sale (pre-tax) totaled $77.2 million at September 30, 2006, compared with a $134.5 million loss at June 30, 2006 and a $73.6 million loss at December 31, 2005. Although long-term interest rates increased during the first six months of 2006, thereby increasing the unrealized loss, these rates decreased during the third quarter of 2006. If interest rates increase, TSFG expects its net unrealized loss on securities available for sale to increase. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG's securities in unrealized loss positions.

                Community Bank Stocks. At September 30, 2006, TSFG had equity investments in 10 community banks located in the Southeast with a cost basis of $9.6 million and a market value of $11.9 million. In each case, TSFG owns less than 5% of the community bank's outstanding common stock. TSFG made these investments to develop correspondent banking relationships and to promote community banking in the Southeast. These investments in community banks are included in securities available for sale.

        Derivative Financial Instruments

                Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), derivatives that do not qualify for hedge accounting under SFAS 133 but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in trading and customer hedging programs. See Note 7 to the Consolidated Financial Statements for disclosure of the fair value of TSFG's derivative assets and liabilities (which are included in other assets and other liabilities, respectively, in the Consolidated Financial Statements) and their related notional amounts. TSFG's trading derivatives, economic hedges, and customer hedging programs are included in Other Derivatives in the table in Note 7.

                In the three and nine months ended September 30, 2006, noninterest income included gains of $3.9 million and $2.6 million, respectively, for trading and derivative activities. These gains include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness; and other miscellaneous items. TSFG is exploring ways to reduce the level of noninterest income volatility from hedge accounting.

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

                Fair Value Hedges.   TSFG enters into interest rate swaps to effectively convert its fixed rate brokered CDs to floating rates. The interest rate swaps are structured such that the notional amount, termination date, fixed rate and other relevant terms match those of the brokered CD it is hedging. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method of assessing hedge effectiveness. Upon entering into a brokered CD, TSFG pays a commission to the CD broker. These commissions are treated as prepaid fees and are amortized over the life of the related CD. Amortization of the prepaid fees on the brokered CDs, included in interest expense, was $566,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2006. Amortization of the prepaid fees on the brokered CDs, included in interest expense, was $523,000 and $2.5 million, respectively, for the three and nine months ended September 30, 2005.

                TSFG has entered into interest rate swaps to hedge the risk created from certain indexed brokered CD products, including equity-linked CDs and inflation-indexed CDs. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method of assessing hedge effectiveness.

                In the three and nine months ended September 30, 2006, noninterest income includes $1.0 million and $125,000, respectively, of gains representing ineffectiveness of fair value hedges.

                Cash Flow Hedges.   TSFG uses interest rate swaps and floors to hedge the repricing characteristics of certain floating rate assets and liabilities. The initial assessment of expected hedge effectiveness and the ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in either the benchmark interest rate or overall cash flows, depending on the specific hedge relationship. TSFG has entered into pay-fixed interest rate swaps to convert a portion of its variable rate structured repurchase agreement portfolio and FHLB advances to fixed rates. In addition, TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from prime-based commercial loans through 2011 and expects to enter into additional interest rate swaps on its prime-based commercial loans. TSFG has also purchased an interest rate floor which protects the Company from decreases in the hedged cash flows on its prime-based interest receipts below the strike rate on the floor. There were no cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the nine months ended September 30, 2006.

                Trading.   From time to time, TSFG enters into derivative financial contracts that are not designed to hedge specific transactions or identified assets or liabilities and therefore do not qualify for hedge accounting, but are rather part of the Company's overall risk management strategy. Such contracts include interest rate futures, option contracts on certain U.S. agency debt securities, and certain other interest rate swaps that are not designated as hedges. The futures contracts are exchange-traded, while the option contracts are over-the-counter instruments with money center and super-regional financial institution counterparties. These contracts are marked to market through earnings each period and are generally short-term in nature. At September 30, 2006 there were no such contracts outstanding.

                Mortgage Loan Commitments and Forward Sales Commitments. As part of its mortgage lending activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans (“rate locks”) and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. During 2005, TSFG expanded its strategy to include selling mortgage loans on a pooled basis in addition to individual loan sales. As a result, the amount of time between origination date and sale date has increased, which has increased the amount of interest rate risk associated with these loans. The value of the rate locks (and of the forward sale commitments mentioned below) is estimated based on indicative market prices being bid on similarly structured mortgage backed securities. At September 30, 2006, the gross fair value of the rate locks was an asset of $246,000.

                The Company enters into forward sales commitments of closed mortgage loans to third parties at a specified price. The forward sales commitments are entered into to economically hedge the change in fair value of the underlying mortgage loans. The change in the value of the forward sales commitments is recognized through current period earnings. The loans are accounted for on the basis of the lower of cost or market guidelines. Fair value gains or losses related to the forward sales commitments were not material for the nine months ended September 30, 2006. The gross fair value of forward sales commitments was a liability of $325,000 at September 30, 2006.

                Indirect Auto Loan Sales. In June and July of 2006, the Company hedged the anticipated monthly sale of indirect auto loans with pay-fixed interest rate swaps. These swaps did not qualify for hedge accounting and were marked to market through earnings with no offsetting adjustment for the hedged item. TSFG terminated these hedges as of July 31, 2006 when it transferred its indirect auto loan production for June and July, originally classified as held for sale, to held for investment. For the three and nine months ended September 30, 2006, the loss on indirect auto loans includes losses of $412,000 and $150,000, respectively, on these swaps. (See “Loans” for an explanation of the transfer to loans held for investment as of July 31, 2006.)

                Credit Risk of Derivative Financial Instruments. Entering into derivative financial contracts creates credit risk for potential amounts contractually due to TSFG from the derivative counterparties. Derivative credit risk is generally measured as the net replacement cost to TSFG in the event that a counterparty to a contract in a gain position to TSFG completely fails to perform under the terms of the contract. Derivative credit risk related to existing bank customers (in the case of “customer loan swaps” and foreign exchange contracts) is monitored through existing credit policies and procedures. The effects of changes in interest rates or foreign exchange rates are evaluated across a range of possible options to limit the maximum exposures to individual customers. Customer loan swaps are generally cross-collateralized with the related loan. In addition, customers may also be required to provide margin collateral to further limit TSFG's derivative credit risk.

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

        Deposits

                Deposits remain TSFG's primary source of funds. Average customer deposits equaled 61.6% of average total funding in the first nine months of 2006 and 54.1% in the first nine months of 2005. Carolina First Bank and Mercantile Bank face strong competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as brokered CDs, FHLB advances, short-term borrowings, and long-term structured repurchase agreements, to fund a portion of loan demand and, if appropriate, any increases in investment securities.

                Table 8 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 8
Type of Deposits
(dollars in thousands)
	September 30,		December 31, 2005

	2006	2005

Noninterest-bearing demand deposits	$1,368,713	$1,508,370	$1,512,508
Interest-bearing checking	1,137,739	1,062,531	1,109,297
Money market accounts	2,478,118	2,559,559	2,290,134
Savings accounts	188,629	190,832	187,101

Core deposits	5,173,199	5,321,292	5,099,040
Time deposits under $100,000	1,546,422	1,211,875	1,401,469
Time deposits of $100,000 or more	1,088,827	1,237,049	1,395,247

Customer deposits (1)	7,808,448	7,770,216	7,895,756
Brokered deposits	1,373,504	1,355,803	1,338,681

Total deposits	$9,181,952	$9,126,019	$9,234,437

Percentage of Deposits
Noninterest-bearing demand deposits	14.9%	16.5%	16.4%
Interest-bearing checking	12.4	11.6	12.0
Money market accounts	27.0	28.0	24.8
Savings accounts	2.0	2.1	2.0

Core deposits	56.3	58.2	55.2
Time deposits under $100,000	16.8	13.3	15.2
Time deposits of $100,000 or more	11.9	13.6	15.1

Customer deposits (1)	85.0	85.1	85.5
Brokered deposits	15.0	14.9	14.5

Total deposits	100.0%	100.0%	100.0%

(1) TSFG defines customer deposits as total deposits less brokered deposits.

                At September 30, 2006, period-end customer deposits increased $38.2 million, or 0.5%, from September 30, 2005. Excluding $27.9 million of deposits sold in conjunction with the sale of the Mullins branch, organic growth in customer deposits was 0.9%. TSFG uses brokered deposits as an alternative funding source while continuing its efforts to maintain and grow its local customer deposit base. Although brokered deposits were stable as a percentage of total deposits since September 30, 2005, these balances increased as a percentage of total deposits since December 31, 2005 as TSFG elected to focus on core deposit categories (as opposed to time deposits) in the first nine months of 2006.

                Table 11 in “Earnings Review - Net Interest Income” details average balances for the deposit portfolio for the nine months ended September 30, 2006 and 2005. Comparing the nine months ending September 30, 2006 and 2005, average noninterest-bearing deposits increased $164.5 million, or 12.3%, and average interest-bearing checking deposits increased $140.0 million, or 15.3%. These increases reflect progress in TSFG's efforts to improve its mix of core deposits and the full-year impact of the Pointe acquisition. During the same period, average money market deposits decreased $401.2 million, or 14.8%, while average time deposits, excluding average brokered deposits, increased $727.3 million, or 37.3%. Average brokered deposits increased $27.7 million, or 2.1%.

                As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the level and mix of customer deposits. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, differentiating pricing for promotions and specific markets, and changing incentive plans to place a greater emphasis on lower-cost customer deposit growth. Third quarter 2006 results included average balance growth in total core deposits, up $54.6 million, or 4.3% linked-quarter annualized. However, within average core deposits, TSFG had a shift into higher-cost core deposits, consistent with industry trends, including customers' preferences. Core deposit growth included money market deposits (up $155.9 million or 27.3% linked quarter annualized) offset by decreases in noninterest-bearing deposits and interest checking deposits of $55.1 million and $54.0 million, respectively. Deposit pricing is very competitive, and we expect this pricing environment to continue.

                Time deposits of $100,000 or more are generally from customers within our local markets and include public deposits. Since the third quarter of 2005, time deposits of $100,000 or more decreased $148.2 million, or 12.0%, to $1.1 billion. This decrease included $7.5 million in public deposits. Since December 31, 2005, time deposits of $100,000 or more decreased $306.4 million, as TSFG generally elected not to price its certificates of deposit aggressively during the first nine months of 2006, instead focusing on its lower-cost deposits. TSFG utilizes these deposits to provide long-term fixed rate funding for the company at a price that is favorable relative to expected changes in the yield curve.

        Borrowed Funds

                Table 9 shows the breakdown of total wholesale borrowings by type.

Table 9
Type of Borrowings
(dollars in thousands)
	September 30,		December 31, 2005

	2006	2005

Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,614,664	$1,336,114	$1,421,301
FHLB advances	175,000	—	—
Commercial paper	36,032	33,579	32,933
Treasury, tax and loan note	9,334	11,070	20,131

	1,835,030	1,380,763	1,474,365

Long-Term Borrowings
Repurchase agreements	596,000	1,619,893	821,000
FHLB advances	339,620	882,147	852,140
Subordinated notes	233,016	155,695	155,695
Mandatorily redeemable preferred stock of subsidiary	89,800	89,800	89,800
Note payable	838	873	865
Employee stock ownership plan note payable	275	575	500
Purchase accounting premiums, net of amortization	1,757	2,285	2,151

	1,261,306	2,751,268	1,922,151

Total borrowings	$3,096,336	$4,132,031	$3,396,516

Brokered deposits (1)	1,373,504	1,355,803	1,338,681

Total wholesale borrowings	$4,469,840	$5,487,834	$4,735,197

Wholesale borrowings as a % of total assets	31.8%	36.7%	33.1%

(1)   TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

                TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In the first nine months of 2006, average borrowings totaled $3.4 billion, compared with $4.7 billion for the same period in 2005. This decrease was primarily attributable to the balance sheet repositioning in late 2005, which reduced investment securities and wholesale borrowings. TSFG will continue to enter into derivative contracts to hedge interest rate risk related to borrowings.

                Federal funds purchased and short-term repurchase agreements are used to satisfy daily funding needs. Balances in these accounts can fluctuate on a day-to-day basis.

                FHLB advances are a source of funding that TSFG uses depending on the current level of deposits, its ability to raise deposits through market promotions, the Subsidiary Banks' unused FHLB borrowing capacity, and the availability of collateral to secure FHLB borrowings.

                TSFG's wholesale borrowings include funding with optionality, which provides a below-market rate for a guaranteed time period then gives the issuer of the debt the right to either (i) put the borrowings back to TSFG at the end of the lockout period or (ii) extend the borrowings at higher than market rates. From June to September 2006, the FHLB and certain structured repurchase agreement counterparties exercised options to put approximately $662 million of borrowings back to TSFG. The funding was repaid and replaced with short-term borrowings at a cost of about 70 basis points higher. While this increases TSFG's current funding cost, removing this funding optionality reduces future interest rate risk exposure. In addition, TSFG plans to move this funding from short-term borrowings into longer-term, non-puttable funding to improve its liquidity. Through the end of October, TSFG has placed approximately $200 million in 3 to 5-year brokered certificates of deposit. The remaining puttable funding for which TSFG is paying a below-market interest rate totals approximately $500 million with a lockout period that will expire by mid-2007. Given the current rate outlook, TSFG expects this funding to be put back and is evaluating alternatives to replace.

        Capital Resources and Dividends

                Total shareholders' equity totaled $1.6 billion, or 11.0% of total assets, at September 30, 2006, compared with $1.5 billion, or 10.1% of total assets, at September 30, 2005 and $1.5 billion, or 10.4% of total assets, at December 31, 2005. Shareholders' equity increased from the retention of earnings, partially offset by cash dividends paid. Although TSFG has approximately 1.3 million shares remaining under its stock repurchase authorization, the Company has not repurchased any shares since 2003, except in connection with exercise of stock options or vesting of restricted stock.

                TSFG's unrealized loss on securities available for sale, net of income tax, which is included in accumulated other comprehensive loss, was $48.6 million at September 30, 2006, compared with an $84.7 million loss at June 30, 2006 and a $46.4 million loss at December 31, 2005. For discussion on the primary reasons for the decrease in the unrealized loss on securities available for sale since June 30, 2006, see “Securities.”

                Book value per share at September 30, 2006 and 2005 was $20.62 and $20.17, respectively. Tangible book value per share at September 30, 2006 and 2005 was $11.48 and $10.88, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

                TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at September 30, 2006. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

                Table 10 sets forth various capital ratios for TSFG and its Subsidiary Banks. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At September 30, 2006, trust preferred securities included in tier 1 capital totaled $210.5 million, including $75.0 million of trust preferred securities issued in the second quarter of 2006. Specifically, TSFG, through two newly-formed, unconsolidated subsidiaries (South Financial Capital Trust 2006-I and South Financial Capital Trust 2006-II), issued $75.0 million of trust preferred securities to institutional investors during the second quarter of 2006. In connection with this transaction, TSFG contributed $2.3 million of capital and issued $77.3 million in unsecured subordinated notes to these subsidiaries. Subsequent to September 30, 2006, TSFG called for redemption $37.0 million of trust preferred securities associated with the two earliest trust preferred issuances which occurred in 2001. The redemptions will occur in December 2006.

Table 10
Capital Ratios

	September 30, 2006	Well Capitalized Requirement

TSFG
Total risk-based capital	11.74%	n/a
Tier 1 risk-based capital	10.17	n/a
Leverage ratio	8.62	n/a

Carolina First Bank
Total risk-based capital	11.59%	10.00%
Tier 1 risk-based capital	9.26	6.00
Leverage ratio	7.57	5.00

Mercantile Bank
Total risk-based capital	11.81%	10.00%
Tier 1 risk-based capital	8.88	6.00
Leverage ratio	7.83	5.00

                At September 30, 2006, TSFG's tangible equity to tangible asset ratio totaled 6.46%, an increase from 5.69% at September 30, 2005, due primarily to a decrease in tangible assets attributable to the sale of securities in the fourth quarter of 2005 and the sale of indirect auto loans in the second quarter of 2006. If interest rates increase, TSFG expects its unrealized loss on securities available for sale to increase, leading to a lower tangible equity to tangible asset ratio.

                TSFG's Subsidiary Banks are subject to certain regulatory restrictions on the amount of dividends they are permitted to pay. TSFG has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. TSFG presently intends to pay a quarterly cash dividend on its common stock; however, future dividends will depend upon TSFG's financial performance and capital requirements.

                TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at September 30, 2006 with a stated value of $100,000 per share. At September 30, 2006, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.8 million. Under Federal Reserve Board guidelines, $25.2 million, net of issuance costs, qualified as tier 1 capital, and $57.3 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if not satisfied, may prohibit TSFG's real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Earnings Review

        Net Interest Income

                Net interest income is TSFG's primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 11 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three and nine months ended September 30, 2006 and 2005.

Table 11
Comparative Average Balances - Yields and Costs
(dollars in thousands)
	Three Months Ended September 30,

	2006			2005

Assets	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning assets
Loans (1)	$9,523,286	$184,476	7.69%	$9,138,137	$149,788	6.50%
Investment securities, taxable (2)	2,586,438	30,779	4.72	3,883,705	41,657	4.26
Investment securities, nontaxable (2) (3)	407,005	4,831	4.71	406,767	4,574	4.46

Total investment securities	2,993,443	35,610	4.72	4,290,472	46,231	4.27
Federal funds sold and interest-bearing bank balances	13,479	196	5.77	34,146	317	3.68

Total earning assets	12,530,208	$220,282	6.97	13,462,755	$196,336	5.79

Non-earning assets	1,443,500			1,482,396

Total assets	$13,973,708			$14,945,151

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,020,421	$5,869	2.28	$979,487	$2,533	1.03
Savings	187,089	577	1.22	193,518	151	0.31
Money market	2,420,898	22,771	3.73	2,690,104	16,819	2.48
Time deposits, excluding brokered deposits	2,620,505	29,653	4.49	2,254,868	17,863	3.14

Total interest-bearing customer deposits (4)	6,248,913	58,870	3.74	6,117,977	37,366	2.42
Brokered deposits	1,344,521	18,523	5.47	1,353,364	14,967	4.39

Total interest-bearing deposits	7,593,434	77,393	4.04	7,471,341	52,333	2.78
Borrowings	3,180,921	42,515	5.30	4,372,294	38,813	3.52

Total interest-bearing liabilities	10,774,355	$119,908	4.42	11,843,635	$91,146	3.05

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,481,025			1,446,396
Other noninterest-bearing liabilities	213,811			146,980

Total liabilities	12,469,191			13,437,011
Shareholders' equity	1,504,517			1,508,140

Total liabilities and shareholders' equity	$13,973,708			$14,945,151

Net interest income (tax-equivalent)		$100,374	3.18%		$105,190	3.10%
Less: tax-equivalent adjustment (3)		1,691			1,601

Net interest income		$98,683			$103,589

Supplemental data:
Customer deposits (5)	7,729,938	58,870	3.02	7,564,373	37,366	1.96
Wholesale borrowings (6)	4,525,442	61,038	5.35	5,725,658	53,780	3.73
Total funding (7)	12,255,380	119,908	3.88	13,290,031	91,146	2.72

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.

(5)	Customer deposits include total deposits less brokered deposits.

(6)	Wholesale borrowings include borrowings and brokered deposits.

(7)	Total funding includes customer deposits and wholesale borrowings.

Note: Average balances are derived from daily balances.
42

Table 11 (Continued)
Comparative Average Balances - Yields and Costs
(dollars in thousands)
	Nine Months Ended September 30,

	2006			2005

Assets	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning assets
Loans (1)	$9,621,441	$533,635	7.42%	$8,712,435	$406,108	6.23%
Investment securities, taxable (2)	2,671,057	94,974	4.75	4,163,502	135,109	4.34
Investment securities, nontaxable (2) (3)	419,265	14,914	4.76	373,550	12,354	4.42

Total investment securities	3,090,322	109,888	4.75	4,537,052	147,463	4.35
Federal funds sold and interest-bearing bank balances	33,073	1,367	5.53	28,972	638	2.94

Total earning assets	12,744,836	$644,890	6.77	13,278,459	$554,209	5.58

Non-earning assets	1,482,189			1,440,313

Total assets	$14,227,025			$14,718,772

Liabilities and Shareholders' Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,053,180	$15,329	1.95	$913,217	$5,437	0.80
Savings	185,957	1,172	0.84	193,432	450	0.31
Money market	2,302,361	57,767	3.35	2,703,538	45,814	2.27
Time deposits, excluding brokered deposits	2,679,724	82,668	4.12	1,952,399	40,932	2.80

Total interest-bearing customer deposits (4)	6,221,222	156,936	3.37	5,762,586	92,633	2.15
Brokered deposits	1,375,431	51,640	5.02	1,347,749	45,250	4.49

Total interest-bearing deposits	7,596,653	208,576	3.67	7,110,335	137,883	2.59
Borrowings	3,438,532	126,377	4.91	4,668,277	107,879	3.09

Total interest-bearing liabilities	11,035,185	$334,953	4.06	11,778,612	$245,762	2.79

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,506,627			1,342,135
Other noninterest-bearing liabilities	193,308			146,393

Total liabilities	12,735,120			13,267,140
Shareholders' equity	1,491,905			1,451,632

Total liabilities and shareholders' equity	$14,227,025			$14,718,772

Net interest income (tax-equivalent)		$309,937	3.25%		$308,447	3.11%
Less: tax-equivalent adjustment (3)		5,220			4,324

Net interest income		$304,717			$304,123

Supplemental data:
Customer deposits (5)	7,727,849	156,936	2.72	7,104,721	92,633	1.74
Wholesale borrowings (6)	4,813,963	178,017	4.94	6,016,026	153,129	3.40
Total funding (7)	12,541,812	334,953	3.57	13,120,747	245,762	2.50

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.

(5)	Customer deposits include total deposits less brokered deposits.

(6)	Wholesale borrowings include borrowings and brokered deposits.

(7)	Total funding includes customer deposits and wholesale borrowings.

Note: Average balances are derived from daily balances.

                Fully tax-equivalent net interest income increased 0.5% to $309.9 million for the first nine months of 2006 from $308.4 million for the first nine months of 2005. During the first nine months of 2005, tax-equivalent net interest income excluded $10.6 million of income for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. Instead, the net cash settlement for these interest rate swaps was recorded in noninterest income. If the impact of these net cash settlements were included in net interest income, tax-equivalent net interest income would have totaled $319.1 million for the nine months ended September 30, 2005. Adjusting the 2005 numbers for the net cash settlement described above, fully tax-equivalent net interest income for the nine months ended September 30, 2006 decreased $9.2 million to $309.9 million from $319.1 million for the year earlier period.

                TSFG's average earning assets declined 4.0% to $12.7 billion for the first nine months of 2006 from $13.3 billion for the first nine months of 2005. Comparing the first nine months of 2006 with the first nine months of 2005, average earning assets included the following changes:

•	$909.0 million increase, or 10.4%, in average loans from loan growth

•
$1.4 billion decrease, or 31.9%, in average securities in connection with TSFG's 2005 sales of securities as part of its balance sheet repositioning (see “Securities”) and subsequent decision not to reinvest its paydowns and maturing investment securities.

                As a result of these actions, average loans as a percentage of average earning assets increased to 75.5% for the first nine months of 2006, up from 65.6% for the first nine months of 2005, improving the earning asset mix. At September 30, 2006, approximately 64% of TSFG's accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans.

                During the second quarter 2005, TSFG began repositioning its balance sheet by reducing investment securities and wholesale borrowings. Average investment securities for the nine months ended September 30, 2006 totaled $3.1 billion, down significantly from $4.5 billion at September 30, 2005. Accordingly, given the lower securities balances and the narrowing profitability of investment securities with higher short-term rates and the flattening yield curve, interest income from securities represented approximately 17% of TSFG's total tax-equivalent interest income for the first nine months of 2006, down from 26.6% for the first nine months of 2005.

                The net interest margin for the first nine months of 2006 was 3.25%, compared with 3.11% for the first nine months of 2005 (or 3.21% including the net cash settlement of certain interest rate swaps mentioned above). Growth in average noninterest-bearing deposits, which increased to $1.5 billion at September 30, 2006 from $1.3 billion at September 30, 2005, or an increase of 12.3%, contributed to the net interest margin increase. The yield on average earning assets increased 119 basis points, aided by improved loan yields, which were also up 119 basis points. Average cost of funding increased by 107 basis points, partially from a 154 basis point increase in wholesale borrowing costs.

                During 2006, TSFG's net interest margin has declined to 3.18% for third quarter 2006 from 3.27% for second quarter 2006 and 3.31% for first quarter 2006. This margin compression reflects an ongoing change in industry trends, including customer preferences for higher-cost deposit categories and higher wholesale borrowing costs.

                The Federal Reserve has increased the federal funds rate 6 times, by 25 basis points each time, since September 30, 2005. Furthermore, over the past year, short-term rates have increased more quickly than long-term rates, leading to a flattened yield curve.

        Provision for Credit Losses

                The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $24.0 million and $29.8 million in the first nine months of 2006 and 2005, respectively. The lower provision for credit losses was primarily attributable to lower net loan charge-offs (down $3.2 million for the same time period), improved credit quality measures, and slower loan growth.

                Net loan charge-offs were $19.9 million, or 0.28% of average loans held for investment, for the first nine months of 2006, compared with $23.0 million, or 0.35% of average loans held for investment, for the first nine months of 2005. The allowance for loan losses equaled 1.15%, 1.14%, and 1.14% of loans held for investment as of September 30, 2006, December 31, 2005, and September 30, 2005, respectively. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”

        Noninterest Income

Table 12 shows the components of noninterest income.

Table 12
Components of Noninterest Income
(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Service charges on deposit accounts	$11,457	$12,245	$34,337	$30,801
Debit card income	2,055	1,770	6,071	4,937
Customer service fee income	1,117	1,097	3,200	3,048

Total customer fee income	14,629	15,112	43,608	38,786

Insurance income	2,831	2,010	8,614	4,745
Retail investment services	1,689	2,054	5,961	4,811
Trust and investment management income	1,483	1,268	4,618	3,507
Benefits administration fees	795	818	2,211	2,055

Total wealth management income	6,798	6,150	21,404	15,118

Change in fair value of interest rate swaps	—	(16,240)	—	(11,172)

Net cash settlement of interest rate swaps	—	2,377	—	10,648
Gain on trading and certain other derivative activities	3,924	403	2,554	275

Total gain (loss) on trading and derivative activities	3,924	(13,460)	2,554	(249)

Merchant processing income	3,449	2,864	9,453	7,615
Bank-owned life insurance income	2,916	2,835	8,704	8,355
Mortgage banking income	1,969	2,087	5,931	5,714
Loss on sale of securities available for sale	—	(1,032)	(333)	(2,301)

Gain on equity investments	—	254	4,609	2,615
Gain on disposition of assets and liabilities	2,498	—	2,498	—

Loss on indirect auto loans	(667)	—	(5,129)	—
Other	2,396	1,618	5,953	4,517

Total noninterest income	$37,912	$16,428	$99,252	$80,170

                Total customer fee income rose 12.4% in the first nine months of 2006 compared to the same period in 2005. Service charges on deposit accounts, the largest component of customer fee income, rose 11.5% during the first nine months of 2006 compared to the first nine months of 2005, due primarily to higher nonsufficient funds charges and returned check fees, and improved collection of these fees.

                In the first nine months of 2006 compared with the corresponding period in 2005, wealth management income increased $6.3 million, or 41.6%. Wealth management income includes retail investment services, insurance income, trust and investment management income, and benefit administration fees. The increase in wealth management income was the result of increases throughout each of these categories, driven primarily by acquisitions, increased focus and additions to the sales force.

                Noninterest income also included a gain on trading and derivative activities of $2.6 million in the first nine months of 2006 (see “Derivative Financial Instruments” for further detail on this line item), compared with a loss of $249,000 in the first nine months of 2005. As a result of not having the proper hedge documentation in place upon inception of certain hedging relationships, TSFG was not able to apply hedge accounting under SFAS 133 for those hedges in the first nine months of 2005. As a result, the related derivative instrument's gain or loss was included in noninterest income, with no offsetting fair value adjustment for the hedged item. This fair value adjustment was a loss of $11.2 million in the first nine months of 2005. Since these swaps were subsequently either terminated or redesignated under the “long-haul” method of assessing hedge effectiveness, the fair value adjustments for both the derivative and the hedged item are included in noninterest income in the first nine months of 2006.

                For the first nine months of 2006, mortgage banking income increased 3.8%, compared with the same period in 2005. Mortgage loans originated by TSFG originators totaled $556.2 million and $609.4 million in the first nine months of 2006 and 2005, respectively. The increase in mortgage banking income was principally the result of a $514,000 gain on the sale of TSFG's mortgage servicing rights portfolio in the second quarter of 2006. With this sale, TSFG no longer has any mortgage servicing rights on its balance sheet.

                Merchant processing income increased 24.1% in the first nine months of 2006 compared to the same period in 2005 as a result of increased transactions.

                Net gains on securities totaled $4.3 million and $314,000, respectively, for the first nine months of 2006 and 2005. TSFG periodically evaluates its available for sale securities portfolio for other-than-temporary impairment. As discussed in Note 4 to the Consolidated Financial Statements, TSFG's unrealized losses were primarily attributable to increases in interest rates. For additional details, see “Securities.”

                In June 2006, TSFG identified and sold $359.6 million of indirect auto loans originally classified as loans held for investment and recorded a $3.5 million loss on the sale. Indirect auto loan production after the sale was classified as held for sale at loan origination based on management's intent to sell these loans. For the nine months ended September 30, 2006, TSFG recorded a loss on indirect auto loans of $5.1 million, which included lower of cost or market adjustments on the loans held for sale, losses on swaps economically hedging the anticipated monthly sale of the loans, and the $3.5 million loss on sale mentioned above. (See “Loans” for an explanation of the transfer to loans held for investment as of July 31, 2006.) TSFG retained servicing rights on indirect auto loans sold and will receive 60 basis points of servicing fees on these loans. There were no indirect auto loan sales in 2005.

        Noninterest Expenses

                TSFG continues to expand within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services and technology systems. These factors contributed to TSFG's increases in noninterest expense, which increased 8.6% for the first nine months of 2006 over the first nine months of 2005. During the second quarter of 2005, TSFG acquired Pointe; the Koss Olinger group of companies, a wealth management advisory firm operating in North Florida; and Bowditch Insurance Corporation, a property and casualty company operating in Jacksonville, Florida. In the fourth quarter of 2005, TSFG acquired Lossing Insurance Agency, a property and casualty company operating in Ocala, Florida. The full impact of these acquisitions is reflected in noninterest expenses for the first nine months of 2006.

Table 13 shows the components of noninterest expenses.

Table 13
Components of Noninterest Expenses
(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Salaries and wages, excluding contract buyouts	$34,494	$31,350	$99,555	$83,222
Employee benefits	9,080	8,529	26,812	25,976
Occupancy	7,949	7,387	22,946	20,309
Furniture and equipment	6,217	5,779	18,637	17,335
Professional services	4,549	6,125	15,825	15,696
Merchant processing expense	2,830	2,327	7,673	6,170
Advertising and business development	2,264	2,131	6,957	6,350
Amortization of intangibles	2,204	2,337	6,619	6,283
Telecommunications	1,407	1,533	4,246	4,243
Employment contract buyouts	—	144	598	329
Merger-related costs	—	981	—	3,480
Impairment from write-down of assets	—	—	—	917
Charitable contribution to foundation	—	—	—	683
Loss on early extinguishment of debt	—	462	—	2,015
Other	12,634	11,950	36,653	34,072

Total noninterest expenses	$83,628	$81,035	$246,521	$227,080

                Salaries, wages, and employee benefits (excluding contract buyouts) increased $17.2 million, or 15.7%, in the first nine months of 2006 compared with the same period in 2005. Full-time equivalent employees as of September 30, 2006 decreased slightly to 2,563 from 2,573 at September 30, 2005. Since late 2005, TSFG has invested in several key hires in an effort to strengthen its management team and has incurred additional salary expense in order to attract and retain this talent. The increase in personnel expense was also affected by higher incentive accruals under TSFG's short-term incentive plan and LTIP, and additional stock-based compensation expense from the adoption of SFAS 123R. The expense increase associated with the LTIP is a result of service awards approved by the board of directors during 2006. The discretionary nature of TSFG's incentive accruals may result in increased volatility in personnel expense in future periods.

                Occupancy and furniture and equipment expense increased 10.5% for the first nine months of 2006 compared with the corresponding period in 2005, primarily from TSFG's acquisition of Pointe and additional de novo branches. The increase in merchant processing expense of 24.4% was in line with the increase in merchant processing income. Advertising and business development increased 9.6% for the first nine months of 2006 compared to the first nine months of 2005, primarily due to higher deposit campaign expenses.

                Amortization of intangibles increased 5.3% for the nine months ended September 30, 2006, primarily attributable to the addition of core deposit intangibles from the Pointe acquisition, as well as identifiable intangibles acquired in connection with the insurance agency acquisitions.

                During the first nine months of 2006, TSFG opened two de novo branches, relocated one branch, sold one branch, and consolidated eight branches. In fourth quarter 2006, TSFG expects to open five de novo branches, relocate one branch, and consolidate one location.

        Income Taxes

                The effective income tax rate as a percentage of pretax income was 33.1% for the first nine months of 2006 and 32.0% for the first nine months of 2005. During the first six months of 2006, TSFG recorded its tax accrual using a higher effective tax rate. For third quarter 2006, TSFG lowered its effective income tax rate to 30.7% to reduce the effective tax rate for the first nine months of 2006 to 33.1%, due to a reduction in forecasted 2006 pre-tax earnings. The blended statutory federal and state income tax rate was approximately 37% for both of these periods.

        Third Quarter Results

                Net income for the three months ended September 30, 2006 totaled $32.2 million, or $0.43 per diluted share, compared with $21.1 million, or $0.28 per diluted share, for the three months ended September 30, 2005. Net income for the third quarter 2006 included a $3.9 million net gain on trading and derivative activities, compared to a $13.5 million loss for the third quarter 2005.

                Fully tax-equivalent net interest income totaled $100.4 million, a decrease of $4.8 million, or 4.6%, compared with $105.2 million for the third quarter of 2005. During the third quarter of 2005, tax-equivalent net interest income excluded $2.4 million of income for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. Instead, the net cash settlement for these interest rate swaps was recorded in noninterest income. If the impact of these net cash settlements were included in net interest income, tax-equivalent net interest income would have totaled $107.6 million for the three months ended September 30, 2005.

                Average earning assets decreased 6.9% principally as a result of the balance sheet repositioning in fourth quarter 2005 which lowered investment securities, partially offset by loan growth.

                The net interest margin for third quarter 2006 was 3.18%, compared with 3.10% for third quarter 2005 (or 3.17% including the net cash settlement of certain interest rate swaps mentioned above). Growth in average noninterest-bearing deposits, which increased to $1.5 billion at September 30, 2006 from $1.4 billion at September 30, 2005, or an increase of 2.4%, contributed to the net interest margin improvement. The yield on average earning assets increased 118 basis points, aided by improved loan yields, which were up 119 basis points. Average cost of funding increased by 116 basis points, partially from a 162 basis point increase in wholesale borrowing costs. The third quarter 2006 net interest margin declined nine basis points to 3.18% from 3.27% for second quarter 2006, principally from higher funding costs related to an ongoing change in customer preference for higher-cost deposit categories and higher wholesale borrowing costs.

                The provision for credit losses totaled $6.6 million in third quarter 2006, compared with $8.9 million in third quarter 2005. The lower provision for credit losses was primarily attributable to lower loan growth and improved credit quality measures. Net loan charge-offs as a percentage of average loans held for investment declined to 0.27% for the third quarter of 2006 versus 0.31% for the third quarter of 2005. The allowance for loan losses as a percentage of loans held for investment increased to 1.15% at September 30, 2006 from 1.14% at September 30, 2005.

                Noninterest income increased to $37.9 million for third quarter 2006 from $16.4 million for third quarter 2005. Noninterest income for the third quarter of 2006 included a gain on the disposition of assets and liabilities of $2.5 million. Noninterest income for the third quarter 2005 included a loss of $16.2 million for the change in fair value of interest rate swaps and income of $2.4 million for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. In addition, gain on trading and certain other derivative activities was $3.9 million for third quarter 2006 compared to $403,000 for the third quarter 2005. Wealth management income and merchant processing income showed double-digit growth when compared to the third quarter 2005. Customer fee income and mortgage banking income declined from third quarter 2005. Also, third quarter 2006 noninterest income included a $667,000 loss from the lower of cost or market adjustment and swap termination at July 31, 2006 for the indirect auto loans previously classified as held for sale. Subsequent indirect auto loan originations have been recorded as held for investment.

                For the third quarter of 2005, noninterest expenses included pre-tax other non-operating items of $1.6 million, consisting primarily of merger-related costs, employment contract buyouts, and loss on early extinguishment of debt. Noninterest expenses, excluding non-operating items, increased 5.3% to $83.6 million for the third quarter of 2006 from $79.4 million for the third quarter of 2005, which was primarily attributable to higher personnel and occupancy costs and incremental costs associated with growing the noninterest income. Salaries, wages, and employee benefits (excluding contract buyouts) increased to $43.6 million in the third quarter 2006 from $39.9 million in the third quarter 2005, primarily due to additions to TSFG's management team, higher discretionary incentives under the short-term incentive plans, additional stock-based compensation expense from the adoption of SFAS 123R, lower SFAS 91 salary deferrals resulting from lower loan originations, and the full impact of the insurance agency acquisitions.

Enterprise Risk Management

                There have been no significant changes to the discussion of Enterprise Risk Management, including Market Risk and Asset/Liability Management, Derivatives and Hedging Activities, Economic Risk, Credit Risk, Liquidity Risks, Operational Risk, and Compliance and Litigation Risks, as presented in pages 48 through 52 of TSFG's Annual Report on Form 10-K for the year ended December 31, 2005.

                Interest Sensitivity Analysis. As discussed on page 49 of TSFG's 2005 10-K, TSFG uses a simulation model to analyze various interest rate scenarios in order to monitor interest rate risk. The information presented in Tables 14 and 15 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 14 and 15. These include, but are not limited to, the following:

•	interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve;

•	a static balance sheet for net interest income analysis;

•	as assets and liabilities mature or reprice they are reinvested at current rates and keep the same characteristics (i.e., remain as either variable or fixed rate) for net interest income analysis;

•	mortgage backed securities prepayments are based on historical industry data;

•	loan prepayments are based upon historical bank-specific analysis;

•	deposit retention and average lives are based on historical bank-specific analysis;

•	whether callable/puttable assets and liabilities are called/put are based on the implied forward yield curve for each interest rate scenario; and

•	management takes no action to counter any change.

                Table 14 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next twelve months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at September 30, 2006 and 2005 levels, respectively.

Table 14
Net Interest Income at Risk Analysis
Interest Rate Scenario	Annualized Hypothetical Percentage Change in Net Interest Income September 30,

	2006	2005

2.00 % shock (1)	2.25%	5.83%
1.00 % shock (1)	1.28	2.98

Flat	—	—
(1.00) % shock (1)	(1.72)	(5.64)
(2.00) % shock (1)	(6.74)	(15.94)

Forward Yield Curve (2)	(0.86)	1.26

(1)
The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve. During the fourth quarter, TSFG expects to begin measuring net interest income sensitivity based on gradual rather than instantaneous interest rate shifts. Given the optionality in its balance sheet, TSFG believes these scenarios will more appropriately reflect its interest rate risk.

(2)	The forward yield curve represents market expectations for interest rates.

                Table 15 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 15 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at September 30, 2006 and 2005, respectively, compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at September 30, 2006 and 2005 levels, respectively.

Table 15
Economic Value of Equity Risk Analysis
Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity September 30,

	2006	2005

2.00 % shock (1)	(3.33)%	(0.46)%
1.00 % shock (1)	(0.57)	3.07

Flat	—	—
(1.00) % shock (1)	(4.24)	(4.91)
(2.00) % shock (1)	(13.01)	(20.95)

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.

                The generally improved risk profile versus September 30, 2005 was due primarily to the reduction in investment securities and wholesale borrowings during the fourth quarter 2005, the replacement of recently terminated puttable funding with non-puttable borrowings, and a recent interest rate floor purchase. Another component of the change in sensitivity for September 30, 2006 was the change in the absolute level of interest rates as compared to September 30, 2005. In addition, TSFG continually refines the modeling process through the use of more precise model assumptions. For the past year, the primary modeling refinement related to cash flows for loans with varying payment schedules. We are in the process of converting to a more advanced asset/liability management system, which will enhance our ability to measure and manage interest rate risk and liquidity risk.

                There are material limitations with TSFG's models presented in Tables 14 and 15, which include, but are not limited to, the following:

•
they do not project an increase or decrease in net interest income or the fair value of net assets, but rather the risk to net interest income and the fair value of net assets because of changes in interest rates;

•	the flat scenarios are base case and are not indicative of historical results;
49

•
they present the balance sheet in a static position; however, when assets and liabilities mature or reprice, they do not necessarily keep the same characteristics (e.g., variable or fixed interest rate);

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

                Lending Commitments.  Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business. TSFG estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. See Note 9 to the Consolidated Financial Statements for disclosure of the amounts of lending commitments.

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

                See “Derivative Financial Instruments” under “Balance Sheet Review” for additional information regarding derivatives.

Liquidity

                Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Subsidiary Banks through customers' deposits, wholesale borrowings, principal and interest payments on loans, loan sales, sales of securities available for sale, maturities and paydowns of securities, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG's securities are pledged as collateral for FHLB borrowings, repurchase agreements and public funds deposits. Management believes that cash flows from investments and its loan portfolio, in addition to its available borrowing capacity and efforts to grow deposits, are sufficient to provide the necessary funding for the remainder of 2006.

                In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 16 summarizes future contractual obligations based on maturity dates as of September 30, 2006. Table 16 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 16 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the nine months ended September 30, 2006).

Table 16
Contractual Obligations
(dollars in thousands)
	Payments Due by Period

	Total	Remainder of 2006	2007 and 2008	2009 and 2010	After 2010

Time deposits	$4,008,753	$791,055	$1,995,835	$326,838	$895,025

Short-term borrowings	1,835,030	1,835,030	—	—	—
Long-term debt	1,259,549	6,092	53,143	213,166	987,148
Operating leases	186,288	4,486	36,801	28,692	116,309

Total contractual obligations	$7,289,620	$2,636,663	$2,085,779	$568,696	$1,998,482

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

                The Subsidiary Banks have the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances, outstanding as of September 30, 2006, totaled $514.6 million. At September 30, 2006, the Subsidiary Banks had $2.3 billion of unused borrowing capacity from the FHLB. This capacity may be used when the Subsidiary Banks have available collateral to pledge, subject to adjustments regarding acceptability by the FHLB. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, and the principal run-off on securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At September 30, 2006, the Subsidiary Banks had unused short-term lines of credit totaling $1.5 billion (which may be canceled at the lender's option).

                The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At September 30, 2006, the Subsidiary Banks had qualifying collateral to secure advances up to $730.0 million, of which none was outstanding.

                At September 30, 2006, the parent company had three unused short-term lines of credit totaling $35.0 million. These lines of credit mature May 14, 2007 for $15.0 million, June 30, 2007 for $10.0 million, and November 14, 2006 for $10.0 million.

                TSFG, principally through the Subsidiary Banks, enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at September 30, 2006, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG's available liquidity and could require additional sources of liquidity.

                On March 17, 2006, TSFG acquired approximately 68 acres of land in Greenville County, South Carolina for the purpose of developing a corporate campus to consolidate existing office space and to meet TSFG's future employment needs. TSFG expects the maximum cost of this project to approximate $100 million, less certain economic incentives awarded by the state, city, and county governments. (See “Expanded Corporate Facilities” for further details.) The company is currently evaluating funding alternatives for this project.

Recently Adopted Accounting Pronouncements

        Accounting Changes and Error Corrections

                In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.

                SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. TSFG adopted the provisions of SFAS 154 on January 1, 2006. The adoption of this Statement did not impact TSFG's financial position or results of operations.

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

                At September 30, 2006, TSFG had several stock-based employee compensation plans, which are described more fully in Note 11 to the Consolidated Financial Statements. Prior to January 1, 2006, TSFG accounted for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”), as permitted by SFAS 123. No stock-based employee compensation cost was recognized in net income related to these plans for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, TSFG adopted SFAS 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. TSFG has elected to expense future grants of awards with graded vesting on a straight-line basis over the requisite service period of the entire award. Results for prior periods have not been restated.

                Prior to the adoption of SFAS 123R, TSFG presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. There was no excess tax benefit related to share-based compensation in the first nine months of 2006.

        Consolidation of Limited Partnerships

                 In June 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners of a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Issue No. 04-5 is effective for all limited partnerships created or modified after June 29, 2005, and is effective for all other limited partnerships at the beginning of the first interim period in fiscal years beginning after December 15, 2005 (effective January 1, 2006, for TSFG). The adoption of this guidance had no material effect on TSFG's financial condition or results of operations.

Recently Issued Accounting Pronouncements

        Accounting for Defined Benefit Pension and Other Postretirement Plans

                In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.

SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. Adoption of this standard is not expected to have a significant impact on TSFG's shareholders' equity or results of operations.

        Accounting for Purchases of Life Insurance

                In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. Issue No. 06-5, which is effective January 1, 2007, concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. Adoption of this standard is not expected to have a significant impact on TSFG's shareholders' equity or results of operations.

        Prior Year Misstatements

                In September 2006, the Securities and Exchange Commission (“SEC”) Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. Adoption of this standard is not expected to have a significant impact on TSFG's shareholders' equity or results of operations.

        Fair Value Measurements

                In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently not in a position to determine the effect of adopting this standard on its Consolidated Financial Statements.

        Accounting for Uncertainty in Income Taxes

                In July 2006, the FASB released FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. TSFG will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not in a position to determine such effects.

        Accounting for Servicing of Financial Assets

                In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets -an amendment of FASB Statement No. 140,” which simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 is effective for fiscal years beginning after September 15, 2006. Adoption of this standard is not expected to have a significant impact on TSFG's shareholders' equity or results of operations.

        Accounting for Certain Hybrid Financial Instruments

                In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. In October 2006, the FASB proposed a narrow exception to SFAS 155 that would exempt most securitized financial instruments that are subject to prepayment from the bifurcation requirements of SFAS 155 and SFAS 133. FASB will expose this exemption for comment for a 30-day period. After the comment period and if ultimately approved by the FASB, the FASB will issue the exemption in the form of a Derivative Implementation Guide. The Company is currently evaluating the impact that the provisions of SFAS 155 and the potential exemption may have, if any, on its Consolidated Financial Statements.

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

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

                TSFG's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness, as of September 30, 2006, of TSFG's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that TSFG's disclosure controls and procedures, as of September 30, 2006, were effective to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by TSFG in such reports is accumulated and communicated to TSFG's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         Changes in Internal Controls over Financial Reporting

                TSFG assesses the adequacy of its internal control over financial reporting quarterly and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG's internal control over financial reporting identified in connection with the evaluation described in the immediately preceding paragraph during the quarter ended September 30, 2006 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG's internal control over financial reporting.

PART II. OTHER INFORMATION Item 1. Legal Proceedings

See Note 9 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 1A. Risk Factors

               There have been no material changes to the risk factors previously disclosed under Item 1A (pages 9-11) of TSFG's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                None.

Item 3.    Defaults upon Senior Securities

                None.

Item 4.    Submission of Matters to a Vote of Securities Holders

                None.

Item 5.    Other Information

                None.

Item 6. Exhibits

10.1	Third Amended and Restated Stock Option Plan.

10.2	Amendment #2 to The South Financial Group 2004 Long-Term Incentive Plan.

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

32.1+	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Note for non-filed versions of this Form 10-Q

The above exhibits may be found on TSFG's electronic filing of its September 30, 2006 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG's web site, www.thesouthgroup.com, through the Investor Relations link. TSFG's SEC filings are also available through the SEC's web site at www.sec.gov.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: November 8, 2006	/s/ Timothy K. Schools
Timothy K. Schools
Executive Vice President
(Principal Accounting and Chief Financial Officer)
58