Form 10-K
period 2006-12-31
SOUTH FINANCIAL GROUP INC
filed 2007-02-28
CIK 797871

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

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

Common Stock, $1.00 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2006, was approximately $1.9 billion.

The number of shares of the Registrant’s common stock, $1.00 par value, outstanding on February 21, 2007 was 74,522,709.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2007 Annual Meeting of Shareholders filed with the Securities and Exchange Commission are specifically identified and incorporated by reference into Part II and III.

The Exhibit Index begins on page 135

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

TSFG’s subsidiaries provide a full range of financial services, including banking, insurance, mortgage banking, retail investment services, treasury services, and trust and investment management services, designed to meet the financial needs of its customers. At December 31, 2006, TSFG conducted business through 77 branch offices in South Carolina, 66 in Florida, and 24 in North Carolina. At December 31, 2006, TSFG had $14.2 billion in assets, $9.7 billion in loans, $9.5 billion in deposits, $1.6 billion in shareholders’ equity, and $2.0 billion in market capitalization.

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

TSFG has pursued a strategy of growth through internal expansion and the acquisition of financial institutions and branch locations in selected market areas. TSFG seeks to expand selectively in fast-growing markets in the Southeast, concentrating its growth in metropolitan statistical areas (“MSAs”). TSFG has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies and other competitors. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers. Approximately half of TSFG’s total asset growth has come from acquisitions.

Available Information

All of TSFG’s electronic filings with the Securities and Exchange Commission (“SEC”), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. In addition, through the Corporate Governance link, TSFG makes available its Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and charters for Board Committees, including the Executive, Audit, Compensation, Nominating and Corporate Governance, and Capital and Risk Management Committees. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

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

Carolina First Bank. Carolina First Bank, headquartered in Greenville, South Carolina, engages in general banking business serving South Carolina and coastal and western North Carolina. Carolina First Bank operated through 101 branches with $8.7 billion in assets, $5.9 billion in loans, and $5.8 billion in deposits at December 31, 2006.

Carolina First Bank currently focuses its operations in the following six principal market areas:

•	the Greenville and Anderson metropolitan area (located in the Upstate region of South Carolina);
•	the Hendersonville and Asheville metropolitan area (located in the Western region of North Carolina);
•	the Rock Hill, or greater South Charlotte, metropolitan area (located in the Piedmont region of South Carolina);
•	the Columbia metropolitan area (located in the Midlands region of South Carolina);
•	the Myrtle Beach, Georgetown, and Wilmington metropolitan areas (located in Coastal region of South Carolina and North Carolina); and
•	the Charleston and Hilton Head metropolitan areas (located in the lower Coastal region of South Carolina).

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

Mercantile Bank. Mercantile Bank, headquartered in Orlando, Florida, engages in general banking business through 66 branches with $5.6 billion in assets, $3.9 billion in loans, and $3.7 billion in deposits at December 31, 2006. It currently operates in five principal Florida market areas:

•	the Orlando metropolitan area (located in the Central Florida region);
•	the Tampa Bay metropolitan area (located in the Tampa Bay region);
•	the Gainesville metropolitan area (located in the North Central region);
•	the Jacksonville metropolitan area (located in the North East Florida region); and
•	the Palm Beach County, Miami-Dade County, and Broward County area (located in the South Florida region).

TSFG entered Florida in 1999 with two acquisitions in central Florida and a de novo branch in Jacksonville. Until 2002, it operated as Citrus Bank, the name of the larger acquired company. In 2002, TSFG expanded into the Tampa Bay market with the acquisitions of Gulf West Banks, Inc. (“Gulf West”), the bank holding company for Mercantile Bank, and Central Bank of Tampa. Following the Gulf West acquisition, TSFG changed the name of its Florida banking operation to Mercantile Bank.

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

American Pensions, Inc. In 2003, TSFG acquired American Pensions, Inc. (“API”), which is a retirement plan administrator headquartered in Mount Pleasant, South Carolina. At December 31, 2006, API had 225 corporate accounts and managed approximately $487 million in plan assets.

Bowditch Insurance Corporation. In 2005, TSFG acquired Bowditch Insurance Corporation and Lossing Insurance Agency, both property and casualty insurance companies operating in northern Florida.

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

Business Segments

Item 8, Note 30 to the Consolidated Financial Statements discusses TSFG’s business segments, which information is incorporated herein by reference.

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

Employees

At December 31, 2006, TSFG and its subsidiaries employed 2,618 full-time equivalent employees. TSFG provides a variety of benefit programs including retirement and stock ownership plans as well as health, life, disability, and other insurance. TSFG also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility. TSFG believes that its relations with employees are good.

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

Capital Adequacy

TSFG. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “tier 1 capital,” principally consisting of common shareholders’ equity, non-cumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and mandatory redeemable preferred stock, less certain goodwill items. The remainder (tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies, including TSFG, are required to maintain a ratio of at least 4%. At December 31, 2006, TSFG’s capital levels exceeded both the risk-based capital guidelines and the applicable minimum leverage capital ratio.

Carolina First Bank and Mercantile Bank. Carolina First Bank and Mercantile Bank are subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of tier 1 capital to average assets; all other banks, including Carolina First Bank and Mercantile Bank, are required to maintain an absolute minimum leverage ratio of not less than 4%. As of December 31, 2006, Carolina First Bank and Mercantile Bank exceeded each of the applicable regulatory capital requirements.

Deposit Insurance Assessments

Substantially all of the deposits of Carolina First Bank and Mercantile Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Carolina First Bank and Mercantile Bank were not required to pay any deposit insurance premiums in 2006; however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, Carolina First Bank and Mercantile Bank received a one-time assessment credit of $4.8 million that can be applied against future premiums, subject to certain limitations. During 2006, Carolina First Bank and Mercantile Bank paid $1.2 million in Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

Other Safety and Soundness Regulations

Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon the capitalization of the institutions. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater. A bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4%; (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 2006, Carolina First Bank and Mercantile Bank each met the definition of well capitalized.

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

Sarbanes-Oxley

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, internal controls, executive compensation, and enhanced and timely disclosure of corporate information. In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by TSFG’s Chief Executive Officer and Chief Financial Officer are obtained. These certifications attest that TSFG’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit material facts necessary to make such reports not misleading. TSFG has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of key controls over significant processes and accounts, evaluation of the control design effectiveness, and testing of the operating effectiveness of key controls. See Item 9A “Controls and Procedures” for TSFG’s evaluation of its disclosure controls and procedures.

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

Item 1A. Risk Factors

The following is a discussion of certain factors that currently affect or may affect our business, operating results or the market price of our common stock.

We have a concentration of loans secured by real estate and a downturn in the real estate market could adversely affect our financial condition and results of operations. TSFG makes commercial, real estate and consumer loans predominately in South Carolina, western North Carolina and larger markets in Florida. A large portion of our loans have real estate as a primary or secondary component of collateral. The real estate collateral, which provides an alternate source of repayment in the event of default by the borrower, may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral. If we are required to liquidate the collateral during a period of reduced real estate values, our profitability and financial condition could be adversely affected. TSFG commercial real estate loans comprised 42.2% of total loans at December 31, 2006, compared to 41.7% and 40.0% at December 31, 2005 and 2004, respectively. Also, a decline in home values could lead to higher charge-offs in event of default in both the consumer home equity loan and residential real estate loan portfolios. (See Tables 2, 3, and 4 under “Balance Sheet Review” for additional information on loan portfolio concentrations.)

Inability to achieve deposit growth targets could adversely impact profitability and liquidity. Because of a traditional focus on commercial lending, core deposit funding has been low relative to peers, causing TSFG to utilize wholesale funding to a greater degree than some other peers. Core deposits typically provide cost advantages versus wholesale funding – generally to a greater degree in a higher interest rate environment. Accordingly, any future inability to achieve targeted deposit growth and diversify funding sources could adversely impact earnings and, in the event of limited access to attractive wholesale funding markets, could hamper our ability to support attractive lending opportunities.

TSFG’s earnings are exposed to risks associated with movements in market interest rates. Market interest rate movements could benefit or adversely impact earnings, depending on TSFG’s interest rate risk mismatches at that time. In particular, rising interest rates would adversely impact earnings in the event that our liabilities reprice faster than assets, whereas falling interest rates would adversely impact earnings in the event our assets reprice faster than liabilities. If TSFG has a “mismatch” between the duration of its assets and the duration of its liabilities, and interest rates move as described in the previous sentence, its net interest income would be negatively affected.

TSFG has credit and market risk resulting from the use of derivatives. We use derivatives to manage our interest rate and foreign exchange risk and to assist our customers with their risk management objectives. Derivatives used for interest rate risk management include various interest rate swaps, options, floors, and futures contracts. Options and futures contracts typically have indices that relate to the pricing of specific on-balance sheet instruments and forecasted transactions and may be more speculative in nature. By using derivative instruments, TSFG is exposed to credit and market risk. Derivative credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative. Derivative credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates or implied volatility of rates.

The International Convergence of Capital Measurement and Capital Standards (Basel II) is currently applicable to only a few U.S. banks. Not being subject to Basel II may put us at a competitive disadvantage to those U.S. banks that are subject to these Standards, insofar as they may be able to operate with lower regulatory capital levels or increase the levels of risk they take. Also, should regulators impose these standards on currently non-Basel II banks, implementation could be costly and time-consuming.

Hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business. We operate and make loans in hurricane-prone areas. Hurricanes destroy collateral and the service businesses that support the area, and may affect the demand for houses and services in hurricane prone areas. Our results could be adversely affected if we suffered higher than expected losses on our loans due to weather events.

Our loans are predominately focused in three states and adverse economic conditions in those states, in particular, could negatively impact results from operations and financial condition. Because of the concentration of loans in the same geographical region, adverse economic conditions could make it more difficult to attract deposits and could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which could materially and adversely affect our financial condition. Also, a key marketing strategy targets the needs of owner-operated businesses with credit needs of under $5 million. These owner-operated businesses represent a major sector of regional economies. If these regional economic conditions deteriorate, our results of operations and financial condition will be affected.

TSFG has experienced significant growth through acquisitions and anticipates engaging in selected acquisitions in the future. There are risks associated with acquisitions. These risks include incorrectly assessing the asset quality of a particular institution being acquired, encountering greater than anticipated costs of incorporating acquired businesses into TSFG, and loss of key personnel and customers. Furthermore, we can give no assurance about the extent that TSFG can continue to grow through acquisitions. In the future, TSFG may issue capital stock in connection with additional acquisitions. These acquisitions and related issuances of stock may have a dilutive effect on earnings per share and ownership. TSFG does not currently have any definitive understandings or agreements for any acquisitions material to TSFG.

Competition in our credit product offerings may reduce or limit our margins on banking services, or reduce our market share. A number of other banks and financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. Our ability to attract customers is dependent upon a combination of price, quality, product mix, location and promotional strategies. In each of these areas, traditional and non-traditional competitors may attract our customers to their products by matching or exceeding what we offer. Other competitor-financial institutions include brokerage firms, merchant banks, insurance companies, credit card companies, mortgage banking companies, trust companies, automobile financing companies and leasing companies.

TSFG’s controls and procedures may fail or be circumvented, resulting in an adverse effect on its results of operations and financial condition. TSFG can incur losses due to acts intended to defraud, misappropriate assets, or circumvent applicable law or the Company’s system of internal controls. Management regularly reviews and updates its internal controls, disclosure controls and procedures. However, any system of controls, no matter how well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.

An interruption or breach in security with respect to TSFG’s information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.

TSFG continually encounters technological change, and we may not be able to keep pace with that which affects the financial services industry. This, together with losses due to inefficient execution, delivery or process management, could have a material adverse impact on our business and, in turn, our financial condition and results of operations. The financial services industry is continually undergoing rapid technological change, with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

TSFG’s principal executive offices are located at 102 South Main Street, Greenville, South Carolina. TSFG leases approximately 111,000 square feet of this location, which also houses Carolina First Bank’s Greenville main office branch. The majority of TSFG’s administrative functions presently reside at this location. TSFG owns a 130,000 square foot building in Lexington, South Carolina which houses the technology and operations departments (formerly known as CF Technology Services Company). TSFG leases the land for the technology building under a 30 year lease. In addition, TSFG leases non-banking office space in 24 locations in South Carolina, North Carolina, and Florida.

At December 31, 2006, TSFG operated 167 branch offices, including 77 in South Carolina, 66 in Florida, and 24 in North Carolina. Of these locations, TSFG or one of its subsidiaries owns 93 locations, which includes 13 locations with land leases, and leases 74 locations. In addition, TSFG or one of its subsidiaries owns 6 stand-alone ATM locations, including five locations with land leases, and leases 12 locations.

See Item 7, “Expanded Corporate Facilities” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of TSFG’s plan to develop a corporate campus which information is incorporated herein by reference.

Item 3. Legal Proceedings

See Item 8, “Legal Proceedings” included in Note 20 to the Consolidated Financial Statements for a discussion of legal proceedings, which information is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Shareholders

No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock and Related Matters

TSFG’s common stock trades on The NASDAQ Global Select Market under the symbol TSFG. At February 21, 2007, TSFG had 8,544 shareholders of record and 74,522,709 shares outstanding. See Item 7, “Capital Resources and Dividends” and Item 8, Notes 21 and 23 to the Consolidated Financial Statements for a discussion of capital stock and dividends, which information is incorporated herein by reference.

	Three Months Ended
	December 31	September 30	June 30	March 31
2006
Common stock price:
High	$27.03	$27.49	$28.41	$27.99
Low	25.45	25.30	24.96	24.60
Close	26.59	26.03	26.41	26.15
Cash dividend declared	0.18	0.17	0.17	0.17
Volume traded	13,172,752	11,278,889	21,702,895	23,508,239

	Three Months Ended
	December 31	September 30	June 30	March 31
2005
Common stock price:
High	$30.28	$30.25	$30.92	$32.98
Low	25.40	26.52	25.93	29.64
Close	27.54	26.84	28.42	30.54
Cash dividend declared	0.17	0.16	0.16	0.16
Volume traded	14,860,208	18,177,782	18,953,656	16,230,430

Unregistered Sales of Securities

On November 18, 2006, TSFG issued 1,616 shares of common stock to one individual relating to the earn-out provisions of the prior acquisition of Allied Assurance of South Carolina, Inc., an insurance agency based in Columbia, South Carolina. The issuance of securities to this individual was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Data

See Equity Compensation Plan Data in the Registrants’ Proxy Statement relating to the 2007 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)
October 1, 2006 to October 31, 2006	2,366	(1)	$26.05	—	1,289,502
November 1, 2006 to November 30, 2006	—		—	—	1,289,502
December 1, 2006 to December 31, 2006	—		—	—	4,000,000

Total	2,366		$26.05	—	4,000,000

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

(2)

In December of 2006, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 4 million shares of its common stock. This authorization replaced TSFG’s existing stock repurchase authorizations. This stock repurchase program has no expiration date and will expire upon completion of repurchases totaling the amount authorized to repurchase. On January 29, 2007, TSFG entered into an accelerated share repurchase agreement pursuant to which it repurchased 1 million shares of TSFG common stock. As of the filing of this Form 10-K, there were 3 million shares remaining under the authorization.

Total Shareholder Return

The following graph sets forth the performance of TSFG’s common stock for the five year period ended December 31, 2006 as compared to the S&P 500 Index, the SNL Mid Cap Bank Index, and the SNL Southeast Bank Index. The graph assumes $100 originally invested on December 31, 2001 and that all subsequent dividends were reinvested in additional shares. Historically, TSFG has utilized the SNL Southeast Bank Index as its line-of-business index; however, going forward, it intends to utilize the SNL Mid Cap Bank Index as its line-of-business index. Both indexes are weighted based on the respective market capitalizations of the component companies. However, because two of the five largest banks in the United States are included in the SNL Southeast Bank Index, more than 50% of the index is comprised of those two companies. TSFG believes that the SNL Mid Cap Bank Index is more appropriate because it is not dominated by a small number of companies, and the component companies have more similar market capitalizations and greater comparability to TSFG.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
The South Financial Group	$100	$119	$164	$196	$170	$168
SNL Mid Cap Bank Index	100	103	138	168	156	167
SNL Southeast Bank Index	100	110	139	165	168	197
S&P 500	100	78	100	111	117	135

Item 6. Selected Financial Data

See Item 8, Consolidated Financial Statements and the accompanying notes for factors including but not limited to business combinations and accounting changes that affect the comparability of the information presented.

SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(dollars and shares (except per share data) in thousands)

	Years Ended December 31,						Five-Year Compound Growth Rate
	2006	2005	2004	2003	2002	2001
Income Statement Data
Net interest income	$401,371	$409,056	$335,841	$250,890	$210,143	$173,023	18.3%
Noninterest income	132,051	55,210	124,877	100,739	74,563	55,686	18.8

Total revenue	533,422	464,266	460,718	351,629	284,706	228,709	18.5

Provision for credit losses	32,789	40,592	34,987	20,581	22,266	22,045	8.3
Noninterest expenses	340,085	328,053	250,244	207,170	162,840	140,820	19.3
Income from continuing operations	112,866	70,217	119,998	83,583	65,239	41,819	22.0
Net income	112,866	69,821	119,508	83,583	63,833	42,101	21.8

Per Common Share Data
Basic:
Income from continuing operations	$1.51	$0.96	$1.86	$1.70	$1.56	$0.99	8.8%
Net income	1.51	0.95	1.85	1.70	1.53	1.00	8.6%
Diluted:
Income from continuing operations	1.49	0.94	1.81	1.66	1.53	0.98	8.7
Net income	1.49	0.94	1.80	1.66	1.49	0.98	8.7
Average common shares outstanding:
Basic	74,940	73,307	64,592	49,204	41,715	42,098	12.2
Diluted	75,543	74,595	66,235	50,328	42,715	42,824	12.0
Book value (December 31)	$20.73	$19.90	$19.56	$16.46	$13.76	$11.12	13.3
Market price (December 31)	26.59	27.54	32.53	27.75	20.66	17.75	8.4
Cash dividends declared	0.69	0.65	0.61	0.57	0.50	0.45	8.9

Balance Sheet Data (Year End)
Total assets	$14,210,516	$14,319,285	$13,798,689	$10,724,715	$7,939,960	$6,029,557	18.7%
Securities	2,795,764	3,159,617	4,310,088	4,007,571	2,572,186	1,643,395	11.2
Loans held for investment	9,701,867	9,439,395	8,107,757	5,732,205	4,434,011	3,730,250	21.1
Allowance for loan losses	111,663	107,767	96,434	72,811	69,625	44,090	20.4
Intangible assets	685,568	691,758	611,450	353,079	242,182	97,140	47.8
Deposits	9,516,740	9,234,437	7,670,944	6,032,238	4,585,927	3,604,664	21.4
Long-term debt	1,130,475	1,922,151	2,972,270	2,711,699	1,221,511	411,294	22.4
Shareholders’ equity	1,562,032	1,486,907	1,393,460	972,299	651,683	458,383	27.8

Balance Sheet Data (Averages)
Total assets	$14,202,649	$14,752,973	$12,208,069	$9,261,657	$6,496,692	$5,459,475	21.1%
Securities (excludes unrealized gains, losses on available for sale securities)	3,043,385	4,388,351	4,158,202	3,471,324	1,850,798	1,125,602	22.0
Loans	9,621,846	8,883,837	6,927,336	4,915,437	4,008,094	3,769,358	20.6
Total earning assets	12,692,872	13,307,956	11,101,951	8,425,590	5,924,077	4,928,970	20.8
Deposits	9,129,011	8,631,714	6,899,366	5,144,412	3,852,776	3,687,822	19.9
Shareholders’ equity	1,506,195	1,463,125	1,164,004	709,791	499,579	484,022	25.5

Performance Ratios
Net interest margin (tax-equivalent)	3.22%	3.12%	3.06%	3.01%	3.59%	3.55%
Return on average assets	0.79	0.47	0.98	0.90	0.98	0.77
Return on average equity	7.49	4.77	10.27	11.78	12.78	8.70
Tangible equity to tangible assets	6.48	5.83	5.93	5.97	5.32	6.09
Dividend payout ratio	46.31	69.15	33.89	34.34	33.56	45.92

Asset Quality
Nonperforming assets	$41,509	$43,977	$55,976	$60,774	$74,186	$43,857	(1.1)%
Nonperforming assets as a % of loans held for investment and foreclosed property	0.43%	0.47%	0.69%	1.06%	1.67%	1.17%
Net charge-offs to average loans held for investment	0.28	0.36	0.46	0.62	0.49	0.54
Allowance for loan losses as a % of loans held for investment	1.15	1.14	1.19	1.27	1.57	1.18
Allowance for credit losses as a % of loans held for investment	1.16	1.16	1.20	1.28	1.58	1.20

Operations Data
Branch offices	167	172	154	134	117	90	13.2%
Employees (full-time equivalent)	2,618	2,607	2,308	1,918	1,700	1,346	14.2

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

Index to Item 7, Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors, may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;
•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;
•	market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation;
•	risks inherent in making loans including repayment risks and changes in the value of collateral;
•	loan growth, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);

•	level, composition, and repricing characteristics of the securities portfolio;
•	deposit growth, change in the mix or type of deposit products;
•	availability of wholesale funding;
•	fluctuations in consumer spending;
•	competition in the banking industry and demand for our products and services;
•	continued availability of senior management;
•	technological changes;
•	ability to increase market share;
•	income and expense projections, and ability to control expenses;
•	changes in the compensation, benefit, and incentive plans, including compensation accruals;
•	risks associated with income taxes, including the potential for adverse adjustments;
•

acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;
•	changes in management’s assessment of and strategies for lines of business, asset, and deposit categories;
•	changes in accounting policies and practices;
•	changes in the evaluation of the effectiveness of our hedging strategies;
•	changes in regulatory actions, including the potential for adverse adjustments;
•	changes, costs, and effects of litigation, and environmental remediation; and
•	recently-enacted or proposed legislation.

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

Non-GAAP Financial Information

This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that these presentations of tax-equivalent net interest income aids in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. In addition, TSFG presents certain tax-equivalent net interest income and margin comparisons including the net cash settlements on certain interest rate swaps for 2005 to use data more comparable to current year presentations in order to better highlight trends. TSFG also presents loan and deposit growth, excluding loans/deposits acquired net of dispositions (referred to herein as “organic growth”). In discussing its deposits, TSFG presents “core deposits,” which are defined by TSFG as noninterest-bearing, interest-bearing checking, money market accounts, and savings accounts, and “customer deposits”, which are defined by TSFG as total deposits less brokered deposits. Wholesale borrowings include short-term and long-term borrowings and brokered deposits. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. Management compensates for these limitations by providing detailed reconciliations between GAAP and operating measures. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

The South Financial Group is a financial holding company, headquartered in Greenville, South Carolina, with $14.2 billion in total assets and 167 branch offices in South Carolina, Florida, and North Carolina at December 31, 2006. Founded in 1986, TSFG focuses on fast-growing banking markets in the Southeast and concentrates its growth in metropolitan statistical areas. TSFG operates primarily through two subsidiary banks:

•	Carolina First Bank, the largest South Carolina-headquartered commercial bank, operating in South Carolina and North Carolina, and on the Internet as Bank CaroLine; and
•	Mercantile Bank, a Florida-headquartered bank, operating in Florida.

At December 31, 2006, approximately 47% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 39% were in Florida, and 14% were in North Carolina.

TSFG uses a super-community bank strategy and targets small and middle market businesses and retail customers. As a super-community bank, TSFG combines personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

During 2006, TSFG completed no material acquisitions, opened five de novo branches, relocated two branches, sold one branch, and consolidated nine branches. This reflects TSFG’s efforts to rationalize the branch network and concentrate on high-growth markets. In May 2005, TSFG acquired Pointe Financial Corporation (“Pointe”), which had approximately $432 million in assets. In addition, in 2005, TSFG acquired three Florida-based insurance/financial planning agencies, opened 10 de novo branches, and closed two branches.

TSFG reported net income of $112.9 million, or $1.49 per diluted share, for 2006, compared with $69.8 million or $0.94 per diluted share for 2005. During 2005, TSFG repositioned its balance sheet, realizing losses from the sale of investment securities and the early extinguishment of debt. Average diluted shares outstanding increased 1.3% from 2005 to 2006, principally as a result of the acquisition of Pointe.

During 2005, TSFG significantly reduced its level of investment securities and wholesale borrowings in response to the flattening yield curve and lower profitability of investment securities. TSFG took these actions in an effort to reduce interest rate and capital risk.

TSFG continues to focus on improving its balance sheet mix by increasing the relative level and mix of customer assets and liabilities. On the asset side, average loans as a percentage of average earning assets increased to 75.8% for 2006 from 66.8% for 2005. On the funding side, average customer deposits (which exclude brokered deposits) as a percentage of average total funding increased to 62.0% for 2006, up from 55.4% for 2005.

Using period-end balances, TSFG’s loans held for investment at December 31, 2006 increased 2.8% from a year ago. During 2006, TSFG sold $359.6 million of indirect auto loans and $2.6 million of loans in connection with the sale of a branch location. Excluding these amounts, growth in loans held for investment totaled 6.6% from December 31, 2005 to December 31, 2006. Total deposits grew 3.1%, and customer deposits (total deposits less brokered deposits) remained essentially unchanged from December 31, 2005.

Tax-equivalent net interest income was $408.3 million for 2006, a $6.8 million decrease from $415.1 million in 2005, principally from a 4.6% decline in average earning assets related to TSFG’s continued reduction of investment securities. TSFG’s average securities declined 30.6%, which more than offset an 8.3% increase in average loans. The net interest margin increased to 3.22% for 2006 from 3.12% for 2005.

During 2006, TSFG’s net interest margin declined to 3.12% for fourth quarter 2006 from 3.19% for third quarter 2006, 3.27% for second quarter 2006, and 3.29% for first quarter 2006. This margin compression reflects continuing customer preference for higher-cost deposit categories, higher wholesale borrowing costs, and actions by management to reduce interest rate risk and optionality on the balance sheet.

Noninterest income increased to $132.1 million for 2006 from $55.2 million for 2005. The increase was primarily attributable to a net gain on sale of securities (including equity investments) of $4.0 million in 2006, compared to a net loss on sale of securities of $52.1 million in 2005. Noninterest income in 2005 also included a $13.3 million loss from the change in fair value of interest rate swaps. In 2006, customer fee income increased $4.5 million, merchant increased $2.7 million, and wealth management increased $6.9 million (partially from the 2005 acquisition of three insurance/financial planning agencies). TSFG’s investments in the leadership, products and sales of fee-based lines of business contributed to these increases.

Noninterest expenses for 2006 totaled $340.1 million, an increase of $12.0 million, or 3.7%, over 2005. Noninterest expenses for 2006 included $5.6 million in employment contract buyouts, a $4.7 million decrease from the $10.3 million recorded in 2005. Noninterest expenses in 2005 also included $7.1 million for a loss on early extinguishment of debt (versus $821,000 for 2006) associated with the repositioning of the balance sheet and $4.0 million for merger-related costs. Salaries and wages and employee benefits (including employment contract buyouts), which account for 51.8% of the total noninterest expenses for 2006, increased 8.0% to $176.1 million in 2006. The increase in noninterest expenses included the Pointe and various insurance/financial planning agency acquisitions, higher incentive accruals, commissions relating to fee-based businesses, higher salaries attributable to TSFG’s expansion of its management team, additional stock-based compensation expense from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), “Share-Based Payment,” and higher merchant processing expense.

Nonperforming asset and charge-off ratios continued to improve in 2006. At December 31, 2006, nonperforming assets as a percentage of loans held for investment and foreclosed property declined to 0.43% from 0.47% at December 31, 2005. Net loan charge-offs as a percentage of average loans held for investment totaled 0.28% for 2006, down from 0.36% for 2005. TSFG’s provision for credit losses decreased to $32.8 million for 2006 from $40.6 million for 2005, primarily as a result of lower net loan charge-offs, improved credit quality measures, and slower loan growth.

TSFG’s tangible equity to tangible asset ratio increased to 6.48% at December 31, 2006 from 5.83% at December 31, 2005, primarily due to retention of earnings, the sale of indirect auto loans, and the continued run-off of securities (which has contributed to lower tangible assets).

Critical Accounting Policies and Estimates

TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of judgmental estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the effectiveness of derivatives and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, share-based compensation, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and other employee benefit agreements. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. TSFG has procedures and processes in place to facilitate making these judgments.

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

Fair Value of Certain Financial Instruments

Fair value is defined as the amount at which a financial instrument could be liquidated in a transaction between willing, unrelated parties in a normal business transaction. Fair value is based on quoted market prices for the same or similar instruments, adjusted for any differences in terms. If market values are not readily available, then the fair value is estimated. For example, when TSFG has an investment in a privately held company, TSFG’s management evaluates the fair value of these investments based on the entity’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. Modeling techniques, such as discounted cash flow analyses, which use assumptions for interest rates, credit losses, prepayments, and discount rates, are also used to estimate fair value if market values are not readily available.

TSFG carries its available for sale securities, trading securities, and derivatives at fair value. The unrealized gains or losses, net of income tax effect, on available for sale securities and the effective component of derivatives qualifying as cash flow hedges are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. The fair value adjustments for trading securities and derivative financial instruments not qualifying as cash flow hedges are included in earnings. In addition, for hedged items in a fair value hedge, changes in the hedged item’s fair value attributable to the hedged risk are also included in noninterest income. No fair value adjustment is allowed for the related hedged asset or liability in circumstances where the derivatives do not meet the requirements for hedge accounting under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”

TSFG periodically evaluates its investment securities portfolio for other-than-temporary impairment. If a security is considered to be other-than-temporarily impaired, the related unrealized loss is charged to operations, and a new cost basis is established. Factors considered include the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and forecasted performance of the security issuer. Impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. However, for equity securities, which typically do not have a contractual maturity with a specified cash flow on which to rely, the ability to hold an equity security indefinitely, by itself, does not allow for avoidance of other-than-temporary impairment.

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

Share-Based Compensation

TSFG measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. TSFG considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. For performance-based awards, TSFG estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date.

Accounting for Acquisitions

TSFG has grown its operations, in part, through bank and non-bank acquisitions. Since 2000, and in accordance with SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” TSFG has used the purchase method of accounting to account for acquisitions. Under this method, TSFG is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to periodic impairment tests, on an annual basis, or more often, if events or circumstances indicate that there may be impairment. These tests, which TSFG performed annually as of June 30th since 2002, use estimates such as projected cash flows, discount rates, time periods, and comparable market values in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

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

The valuations as of June 30, 2006 indicated that no impairment charges were required as of that test date. There have been no events or circumstances since June 30, 2006 that indicate there may be potential impairment.

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

Expanded Corporate Facilities

On March 17, 2006, TSFG acquired approximately 68 acres of land in Greenville County, South Carolina for a purchase price of $10.4 million for the purpose of developing a corporate campus to consolidate existing office space and to meet TSFG’s future facility needs. TSFG expects the cost of this project to approximate $100 million, less certain economic incentives awarded by the state, city, and county governments, which will be fully realized over an extended period of time assuming certain conditions are met, the majority of which require a minimum investment of $100 million and creation of 600 new jobs at the campus by December 31, 2011. The first buildings are expected to be occupied by the first quarter 2009.

Acquisitions and Sales

The following table summarizes TSFG’s significant acquisitions completed during the past three years. All of the transactions were accounted for using the purchase method of accounting. TSFG’s Consolidated Financial Statements include the results of the acquired company’s operations since the acquisition date.

Table 1
Summary of Completed Acquisitions
(dollars in thousands)
	Acquisition Date	Total Assets (1)	Shares Issued		Purchase Price Paid in Cash		Identifiable Intangible Assets (2)	Goodwill (2)
Bank Acquisitions
Pointe Bank Boca Raton, Florida	05/06/05	$432,550	2,193,941		$24,495		$6,689	$64,590
CNB Florida Lake City, Florida	07/16/04	839,148	5,312,974		—		11,312	117,367
Florida Banks Jacksonville, Florida	07/16/04	1,023,290	5,418,890		—		5,982	138,724

Insurance Agency/Other Acquisitions
Lossing Insurance Agency Ocala, Florida	11/01/05	476	—		5,325	(3)	2,184	4,037
Bowditch Insurance Corporation Jacksonville, Florida	06/06/05	713	87,339	(4)	2,040		2,276	3,244
Koss Olinger Gainesville, Florida	04/04/05	287	56,398	(5)	4,718		1,742	4,956
Summit Title, LLC Hendersonville, North Carolina	04/12/04	86	12,929	(6)	—		55	282

(1)	Book value at the acquisition date.
(2)	Carrying amount (identifiable intangible assets are not reported net of accumulated amortization) at December 31, 2006.
(3)	TSFG agreed to issue annual cash earn-outs for each of September 30, 2007, 2008 and 2009, based on targeted earnings achievement. The earn-outs would have a maximum total value of $1.3 million.
(4)	TSFG agreed to issue annual earn-out shares for each of May 31, 2007, 2008 and 2009, based on targeted earnings achievement. The shares would have a maximum total value of approximately $1.9 million.
(5)

TSFG agreed to issue earn-out shares on May 17, 2010 based on earnings achievement. The base earn-out shares would have a total value of $3 million for achievement of the minimum performance target, with potential additional earn-out shares based on achievement of higher performance levels.

(6)	TSFG agreed to issue annual earn-out shares, valued at the time of issuance at $66,906, for each of April 12, 2007 and 2008, based on revenue retention and earnings achievement.

For additional information regarding TSFG’s acquisitions, please see Item 8, Note 4 to the Consolidated Financial Statements. TSFG had no pending acquisitions as of December 31, 2006.

Sales

In September 2006, Carolina First Bank completed the sale of its branch office in Mullins, South Carolina. In connection with the sale of this branch, TSFG recorded a gain of $2.5 million and transferred deposits of $27.9 million and loans of $2.6 million to the purchaser.

Balance Sheet Review

Loans

TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At December 31, 2006, outstanding loans totaled $9.7 billion, which equaled 102% of total deposits (123% of customer deposits) and 69% of total assets. Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida. At December 31, 2006, approximately 8% of the portfolio is unsecured.

As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

Loans held for investment increased $262.5 million, or 2.8%, to $9.7 billion at December 31, 2006 from $9.4 billion at December 31, 2005. Excluding the sale of indirect auto loans discussed below ($359.6 million) and the sale of the Mullins branch ($2.6 million), loan growth for 2006 was 6.6% (based on period-end balances). Loan growth was concentrated primarily in commercial loans.

During second quarter 2006, TSFG performed an initial evaluation of indirect loans to determine their profitability versus certain internal profitability targets. TSFG determined that its historical production had been generated at returns lower than its internal profitability target. As a result of this review, in June 2006, TSFG sold $359.6 million of indirect auto loans originated from August 2005 through the end of May 2006 and reduced wholesale funding levels. TSFG recorded a $3.5 million loss on the sale of these indirect auto loans. Also, TSFG attempted to improve the profitability of its indirect auto lending by intending to sell new production. Accordingly, TSFG classified its June 2006 and July 2006 production of indirect auto loans as held for sale. In 2006, TSFG recorded a loss on indirect auto loans of $5.1 million, which included lower of cost or market adjustments on the loans held for sale, losses on interest rate swaps economically hedging the anticipated monthly sale of the loans, and the $3.5 million loss on sale mentioned above.

Since undergoing its evaluation of indirect loans, TSFG has worked to increase its loan yield relative to the matched funding cost and negotiated lower dealer reserve ratios. As a result of these actions, TSFG believes the profitability of its more recent indirect auto loan production has improved. Given this profitability improvement, combined with the challenges associated with selling indirect auto loans for a gain, TSFG decided to keep the more recent indirect auto loan production on its balance sheet as held for investment. As of July 31, 2006, TSFG transferred its indirect auto loan production originally classified as held for sale to held for investment. In addition, effective August 1, 2006, TSFG recorded new production of indirect auto loans as held for investment.

TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale decreased $8.6 million to $28.6 million at December 31, 2006 from $37.2 million at December 31, 2005, primarily related to lower mortgage loan volume and timing of mortgage loan sales.

Table 2 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 2
Loan Portfolio Composition
(dollars in thousands)
	December 31,
	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$2,152,375	$1,936,963	$1,584,198	$1,358,409	$913,368
Real estate - construction (1)	1,630,366	1,497,605	1,007,061	619,124	570,265
Real estate - residential mortgages (1-4 family)	1,416,005	1,493,317	1,278,310	940,744	643,941
Commercial secured by real estate (1)	3,727,316	3,441,576	3,109,242	2,146,650	1,765,103
Consumer	775,805	1,069,934	1,128,946	667,278	541,210
Lease financing receivables	—	—	—	—	124

Loans held for investment	$9,701,867	$9,439,395	$8,107,757	$5,732,205	$4,434,011

Percentage of Loans Held for Investment
Commercial, financial and agricultural	22.2%	20.5%	19.5%	23.7%	20.6%
Real estate - construction (1)	16.8	15.9	12.4	10.8	12.9
Real estate - residential mortgages (1-4 family)	14.6	15.8	15.8	16.4	14.5
Commercial secured by real estate (1)	38.4	36.5	38.4	37.5	39.8
Consumer	8.0	11.3	13.9	11.6	12.2
Lease financing receivables	—	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

Table 3
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)
	December 31,
	2006	2005	2004	2003	2002
Commercial Loans
Commercial and industrial	$2,491,212	$2,258,789	$2,049,160	$1,593,346	$1,194,614
Owner - occupied real estate (1)	910,296	801,953	825,582	634,604	733,819
Commercial real estate	4,091,512	3,933,927	3,246,729	2,071,242	1,420,252

	7,493,020	6,994,669	6,121,471	4,299,192	3,348,685

Consumer Loans
Indirect - sales finance	660,401	916,318	790,372	591,807	420,294
Direct retail	292,993	352,519	199,785	119,412	116,410
Home equity	528,909	571,740	540,022	393,332	248,018

	1,482,303	1,840,577	1,530,179	1,104,551	784,722

Mortgage Loans	726,544	604,149	456,107	328,462	300,604

Total loans held for investment	$9,701,867	$9,439,395	$8,107,757	$5,732,205	$4,434,011

Percentage of Loans Held for Investment
Commercial and industrial	25.7%	23.9%	25.3%	27.8%	26.9%
Owner - occupied real estate (1)	9.4	8.5	10.2	11.1	16.6
Commercial real estate	42.2	41.7	40.0	36.1	32.0
Consumer	15.2	19.5	18.9	19.3	17.7
Mortgage	7.5	6.4	5.6	5.7	6.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	In Table 2, these loans are included in the “Real estate-construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

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

Indirect - sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two to six years. During the second quarter of 2006, TSFG sold $359.6 million of indirect auto loans originated from August 2005 through the end of May 2006. See discussion above.

Direct retail consumer loans are loans to individuals to finance personal, family, or household needs. Typical loans are loans to finance auto purchases, home repairs and additions, and purchases of residential lots.

Home equity loans are loans to homeowners, secured by junior mortgages on their primary residences, to finance personal, family, or household needs. These loans may be in the form of amortizing loans or lines of credit with terms up to 15 years.

Mortgage loans are loans to individuals, secured by first or second mortgages on single-family residences, generally to finance the acquisition or construction of those residences. TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy.

The portfolio’s largest concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. By product type, commercial construction and development loans represent the largest component of commercial real estate loans, and represent 39.7% of the total commercial real estate loans at December 31, 2006, up from 35.9% at December 31, 2005. The risk attributable to the concentration in commercial real estate loans is managed by focusing our lending on markets we are familiar with and on borrowers who have proven track records and who we believe possess the financial means to weather adverse market conditions. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the risk of loss in its commercial real estate loans is not materially greater than the risk of loss in any other segment of the portfolio.

In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio. Table 4 sorts the commercial real estate portfolio by geography and property type.

Table 4
Commercial Real Estate Loans
(dollars in thousands)
	December 31, 2006		December 31, 2005
	Balance	% of Total	Balance	% of Total
Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$852,357	20.8%	$736,269	18.7%
Tampa Bay Florida	554,987	13.6	463,842	11.8
Northeast Florida (Jacksonville)	353,485	8.6	319,482	8.1
Midlands South Carolina (Columbia)	339,790	8.3	356,766	9.1
Upstate South Carolina (Greenville)	336,844	8.2	384,699	9.8
North Central Florida	308,958	7.6	307,044	7.8
North Coastal South Carolina (Myrtle Beach)	297,939	7.3	371,221	9.4
Central Florida (Orlando)	276,221	6.8	273,470	6.9
South Florida (Ft. Lauderdale)	255,476	6.2	219,240	5.6
South Coastal South Carolina (Charleston)	232,275	5.7	249,808	6.4
Greater South Charlotte South Carolina (Rock Hill)	136,447	3.3	124,960	3.2
Marion, Florida	146,733	3.6	127,126	3.2

Total commercial real estate loans	$4,091,512	100.0%	$3,933,927	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$1,623,105	39.7%	$1,413,956	35.9%
Mixed use	441,853	10.8	436,055	11.1
Other real estate structures	315,785	7.7	339,347	8.6
1-4 family residential investment property	302,883	7.4	330,760	8.4
Residential construction	266,779	6.5	280,541	7.1
Retail	280,532	6.8	260,990	6.6
Undeveloped land	251,967	6.2	271,922	6.9
Multi-family residential	231,802	5.7	218,591	5.6
Hotel/motel	178,580	4.4	184,351	4.7
Other (1)	198,226	4.8	197,414	5.1

Total commercial real estate loans	$4,091,512	100.0%	$3,933,927	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.

Note: At December 31, 2006 and 2005, average loan size for commercial real estate loans totaled $478,000 and $415,000, respectively.

Table 5 presents maturities of certain loan classifications based on collateral type at December 31, 2006. The table also provides the breakdown between those loans with a predetermined interest rate and those loans with a floating interest rate.

Table 5
Selected Loan Maturity and Interest Sensitivity
(dollars in thousands)
	One Year or Less	Over One But Less Than Five Years	Over Five Years	Total
Commercial secured by real estate	$202,377	$1,957,264	$1,567,675	$3,727,316
Commercial, financial and agricultural	537,644	1,086,937	527,794	2,152,375
Real estate—construction	229,022	1,224,898	176,446	1,630,366
Total of loans with:
Floating interest rates (1)	858,538	2,965,566	1,333,172	5,157,276
Predetermined interest rates	110,505	1,303,533	938,743	2,352,781

(1)	TSFG has entered into swaps to hedge the forecasted interest income from certain prime-based commercial loans. The notional amount of these swaps totaled $870.0 million at December 31, 2006.

Table 6 summarizes TSFG’s loan relationships, including unused loan commitments, which are greater than $10 million.

Table 6
Loan Relationships Greater than $10 Million
			Outstanding Principal Balance
	Number of Borrowers	Total Commitment	Amount	Percentage of Loans Held for Investment
December 31, 2006	184	$3.3 billion	$2.1 billion	21.4%
December 31, 2005	157	2.6 billion	1.6 billion	16.4

Portfolio risk is also managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of both Carolina First Bank and Mercantile Bank, and by requiring Board of Director approval to exceed it. At December 31, 2006, TSFG’s house lending limit was $35 million, and five credit relationships totaling $208.6 million were in excess of the limit. The 20 largest credit relationships have an aggregate outstanding principal balance of $370.5 million, or 3.8% of total loans held for investment, at December 31, 2006, up from 2.5% of total loans held for investment at December 31, 2005.

TSFG participates in “shared national credits” (multi-bank credit facilities of $20 million or more), primarily to borrowers who are headquartered or conduct business in or near our markets. At December 31, 2006, the loan portfolio included 63 commitments totaling $911.7 million in shared national credits. Outstanding borrowings under these commitments totaled $413.2 million. At December 31, 2005, the loan portfolio included 48 commitments totaling $646.0 million in shared national credits, of which $222.7 million was outstanding.

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

Table 7
Credit Quality Indicators
(dollars in thousands)
	December 31,
	2006		2005		2004		2003		2002
Loans held for investment	$9,701,867		$9,439,395		$8,107,757		$5,732,205		$4,434,011
Allowance for loan losses	111,663		107,767		96,434		72,811		69,625
Allowance for credit losses (1)	112,688		109,350		96,918		73,287		70,275

Nonaccrual loans - commercial (2)	$28,733		$25,145		$38,015		$47,137		$61,206
Nonaccrual loans - consumer	5,250		3,417		2,312		2,686		2,384
Nonaccrual loans - mortgage (3)	3,185		4,693		4,755		—		—
Restructured loans still accruing interest	—		—		—		—		—

Total nonperforming loans	37,168		33,255		45,082		49,823		63,590
Foreclosed property (other real estate owned and personal property repossessions) (4)	4,341		10,722		10,894		10,951		10,596

Total nonperforming assets	41,509		43,977		55,976		60,774		74,186

Loans past due 90 days or more (mortgage and consumer with interest accruing) (3)	$3,129		$4,548		$3,764		$3,960		$5,414

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	0.43%		0.47%		0.69%		1.06%		1.67%
Allowance for loan losses as a percentage of loans held for investment	1.15		1.14		1.19		1.27		1.57
Allowance for credit losses as a percentage of loans held for investment	1.16		1.16		1.20		1.28		1.58
Allowance for loan losses to nonperforming loans	3.00	x	3.24	x	2.14	x	1.46	x	1.09	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.
(2)	At December 31, 2006, 2005 and 2004, nonaccrual loans – commercial included $500,000, $1.9 million and $4.7 million, respectively, in restructured loans.
(3)

Effective September 30, 2004, TSFG began placing residential mortgage loans in nonaccrual status when they become 150-days delinquent. Previously, these loans were not placed in nonaccrual status (unless impairment was evident), but any associated accrued interest was reserved.

(4)

At December 31, 2006, 2005, and 2004, personal property repossessions totaled $900,000, $850,000, and $652,000, respectively, and were included in nonperforming assets. Personal property repossessions totaled $1.0 million and $1.3 million at December 31, 2003 and 2002, respectively, and were excluded from nonperforming assets.

TSFG’s nonperforming assets as a percentage of loans held for investment and foreclosed property improved to 0.43% at December 31, 2006 from 0.47% at December 31, 2005, reflecting lower nonperforming asset levels and moderate period-end loan growth.

The allowance for credit losses was 1.16% of loans held for investment at December 31, 2006, unchanged from the December 31, 2005 level. The allowance for loan losses increased as a percentage of loans held for investment to 1.15% at December 31, 2006 from 1.14% at December 31, 2005, as usage levels under credit commitments were higher at the end of 2006.

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

The Allowance is then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss range for each category. The unallocated component is the sum of the amounts by which final loss estimates exceed the lower end estimates for each category. The unallocated component of the Allowance represents probable incurred losses inherent in the portfolio based on our analysis that are not fully captured in the allocated component. Allocation of the Allowance to respective loan portfolio components is not necessarily indicative of future losses or future allocations. The entire Allowance is available to absorb incurred probable incurred losses in the loan portfolio. (See “Critical Accounting Policies and Estimates” for additional discussion regarding the Allowance.)

Table 8, which summarizes the changes in the Allowance, and Table 9, which reflects the allocation of the Allowance at the end of each year, provides additional information with respect to the activity in the Allowance.

Table 8
Summary of Loan Loss Experience
(dollars in thousands)
	December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses, beginning of year	$107,767	$96,434	$72,811	$69,625	$44,090
Purchase accounting adjustments	—	3,741	20,682	12,690	22,973
Allowance adjustment for loans sold	(3,089)	—	(506)	—	(12)
Charge-offs:
Commercial, financial and agricultural	16,895	23,188	20,882	18,474	6,680
Real estate—construction	6,814	1,329	2,513	3,049	3,206
Real estate—residential mortgages (1-4 family)	2,373	2,107	1,980	3,034	3,389
Commercial secured by real estate	5,200	6,644	4,842	2,410	2,120
Consumer	5,341	5,946	6,786	7,657	8,161

Total loans charged-off	36,623	39,214	37,003	34,624	23,556

Recoveries:
Commercial, financial and agricultural	6,558	4,651	2,762	1,997	1,970
Real estate—construction	931	548	719	109	444
Real estate—residential mortgages (1-4 family)	287	537	416	355	125
Commercial secured by real estate	1,474	776	568	1,044	130
Consumer	1,011	801	1,006	860	1,348

Total loans recovered	10,261	7,313	5,471	4,365	4,017
Net charge-offs	26,362	31,901	31,532	30,259	19,539
Additions through provision expense	33,347	39,493	34,979	20,755	22,113

Allowance for loan losses, end of year	$111,663	$107,767	$96,434	$72,811	$69,625

Average loans held for investment	$9,581,602	$8,848,279	$6,909,545	$4,864,168	$3,969,786
Loans held for investment (period end)	9,701,867	9,439,395	8,107,757	5,732,205	4,434,011
Net charge-offs as a percentage of average loans held for investment	0.28%	0.36%	0.46%	0.62%	0.49%

Table 9
Composition of Allowance for Loan Losses
(dollars in thousands)
	December 31,
	2006	2005	2004	2003	2002
Commercial, financial and agricultural	$27,072	$23,658	$20,077	$16,568	$15,831
Real estate - construction	20,001	16,640	12,763	7,551	9,883
Real estate - residential mortgages (1-4 family)	2,675	3,965	2,092	804	796
Commercial secured by real estate	46,604	43,387	39,404	26,182	30,589
Consumer	8,950	14,525	17,325	18,162	11,166
Unallocated	6,361	5,592	4,773	3,544	1,360

Total	$111,663	$107,767	$96,434	$72,811	$69,625

Note: See Table 2 for composition of loan portfolio.

In addition to the allowance for loan losses, TSFG also estimates probable losses related to binding unfunded lending commitments. The methodology to determine such losses is inherently similar to the methodology utilized in calculating the allowance for commercial loans, adjusted for factors specific to binding commitments, including the probability of funding. The reserve for unfunded lending commitments is included in other liabilities on the balance sheet. Changes to the reserve for unfunded lending commitments are made by changes to the provision for credit losses. (See Item 8, Note 10 to the Consolidated Financial Statements for information regarding the reserve for unfunded lending commitments, which information is incorporated herein by reference.)

Securities

TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate risk, to generate interest income, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits, securities sold under repurchase agreements, and Federal Home Loan Bank borrowings. Table 10 shows the carrying values of the investment securities portfolio at the end of each of the last five years.

Table 10
Investment Securities Portfolio Composition
(dollars in thousands)
	December 31,
	2006	2005	2004	2003	2002
Trading Account (at fair value)
U.S. Treasury	$—	$22	$—	$—	$5
U.S. Government agencies	—	137	—	460	345
State and municipal	—	1,243	—	20	—

	—	1,402	—	480	350

Securities Available for Sale (at fair value)
U.S. Treasury	166,719	182,468	234,538	246,659	254,121
U.S. Government agencies	653,034	656,442	930,046	866,968	833,900
Mortgage-backed securities	1,400,288	1,688,862	2,502,440	2,375,557	1,193,080
State and municipal	341,488	373,892	272,535	127,181	56,402
Other investments:
Corporate bonds	113,365	112,246	141,970	148,517	77,707
Federal Home Loan Bank (“FHLB”) stock	52,246	67,553	72,733	50,411	42,990
Community bank stocks	12,406	10,067	14,899	23,487	16,802
Federal National Mortgage Association preferred stock	—	—	50,062	54,678	—
Federal Home Loan Mortgage Corporation preferred stock	—	—	11,990	12,130	—
Netbank, Inc. common stock	—	—	122	4,778	7,018
Other equity investments	3,910	4,037	3,508	5,628	6,924

	2,743,456	3,095,567	4,234,843	3,915,994	2,488,944

Securities Held to Maturity (at amortized cost)
State and municipal	52,208	62,548	75,145	90,745	82,789
Other investments	100	100	100	352	103

	52,308	62,648	75,245	91,097	82,892

Total	$2,795,764	$3,159,617	$4,310,088	$4,007,571	$2,572,186

Securities (i.e., trading securities, securities available for sale, and securities held to maturity) excluding the unrealized loss on available for sale securities averaged $3.0 billion in 2006, 30.6% below the average for 2005 of $4.4 billion. Starting in second quarter 2005, TSFG reduced securities in an effort to lower interest rate risk in a rising rate and flattening yield curve environment. Since December 31, 2005, TSFG has continued to lower securities by not reinvesting maturing investments and principal paydowns. At December 31, 2006, TSFG had a securities-to-total asset ratio of 19.7%, down from 22.1% at December 31, 2005.

The average tax-equivalent portfolio yield increased in 2006 to 4.75% from 4.35% in 2005. The securities yield increased primarily due to the balance sheet repositioning mentioned above, which reduced lower-yielding securities held in TSFG’s portfolio, compared with 2005.

TSFG strives to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off borrowings, to fund loan growth, or to reinvest in securities at then current market rates.

The expected duration of the debt securities portfolio was approximately 3.8 years at December 31, 2006 and 2005. If interest rates rise, the duration of the debt securities portfolio may extend. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall.

The available for sale portfolio constituted 98.1% of total securities at December 31, 2006. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. Approximately 73% of MBS are collateralized mortgage obligations (“CMOs”) with a total expected duration of 5.1 years. At December 31, 2006, approximately 19% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from three to ten years.

Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease.

The net unrealized loss on available for sale securities (pre-tax) totaled $75.3 million at December 31, 2006, compared with a $73.6 million loss at December 31, 2005. If interest rates increase, TSFG expects its net unrealized loss on securities available for sale to increase. See Item 1, Note 8 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

Table 11 shows the contractual maturity schedule for securities held to maturity and securities available for sale at December 31, 2006. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table also reflects the weighted average yield of the investment securities.

Table 11
Investment Securities Maturity Schedule
(dollars in thousands)

Available for Sale — Fair Value
	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	No Contractual Maturity (1)	Total
U.S. Treasury	$119,204	$23,588	$23,927	$—	$—	$166,719
U.S. Government agencies	2,521	35,120	376,112	239,281	—	653,034
Mortgage-backed securities	145	540,033	413,338	446,772	—	1,400,288
State and municipal	39,660	165,091	128,787	7,950	—	341,488
Other investments	11,360	55,374	47,398	—	67,795	181,927

	$172,890	$819,206	$989,562	$694,003	$67,795	$2,743,456

Weighted Average Yield
U.S. Treasury	4.38%	2.86%	3.81%	—%	—%	4.08%
U.S. Government agencies	5.25	4.56	5.25	5.63	—	5.35
Mortgage-backed securities	4.61	4.73	4.63	4.50	—	4.63
State and municipal	2.17	2.88	3.43	4.51	—	3.04
Other investments	3.40	5.30	5.18	—	n/a	5.06

	3.82%	4.07%	4.48%	4.80%	—%	4.60%

Held to Maturity — Amortized Cost
State and municipal	$12,426	$30,394	$9,388	$—	$—	$52,208
Other investments	—	50	50	—	—	100

	$12,426	$30,444	$9,438	$—	$—	$52,308

Weighted Average Yield
State and municipal	3.47%	3.65%	3.57%	—%	—%	3.60%
Other investments	—	4.50	6.45	—	—	5.48

	3.47%	3.65%	3.59%	—%	—%	3.60%

(1)	These securities have no contractual maturity or yield and accordingly are excluded from the “Other Investments” yield calculation, as well as the overall “Available for Sale” yield calculation.

Community Bank Stocks. At December 31, 2006, TSFG had equity investments in 10 community banks located in the Southeast with a cost basis of $9.6 million and a market value of $12.4 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. These investments in community banks are included in securities available for sale.

Derivative Financial Instruments

Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), derivatives that do not qualify for hedge accounting under SFAS 133 but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in trading and customer hedging programs. Table 12 shows the fair value of TSFG’s derivative assets and liabilities (which are included in other assets and other liabilities, respectively, in the Consolidated Financial Statements) and their related notional amounts. TSFG’s trading derivatives, economic hedges, and customer hedging programs are included in Other Derivatives in Table 12.

Table 12
Summary of Derivative Assets and Liabilities
(dollars in thousands)
	December 31, 2006			December 31, 2005
	Fair Value		Notional Amount	Fair Value		Notional Amount
	Asset	Liability		Asset	Liability
Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$143	$—	$183,000	$1,785	$—	$278,500
Interest rate swaps associated with lending activities	1,979	3,408	870,000	422	1,515	435,000
Interest rate floor associated with lending activities	1,564	—	200,000	—	—	—

Fair Value Hedges
Interest rate swaps associated with brokered CDs	—	33,541	1,167,585	48	29,315	1,111,170

Other Derivatives
Forward foreign currency contracts	36	36	18,119	482	482	31,715
Options, interest rate swaps and other	6,236	5,922	278,846	3,988	11,656	221,453

	$9,958	$42,907	$2,717,550	$6,725	$42,968	$2,077,838

Noninterest income included $3.2 million of net gains, $3.3 million of net losses, and $33.3 million of net gains in 2006, 2005, and 2004, respectively, for trading and derivative activities. These gains and losses include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness; and other miscellaneous items.

Customer Hedging Programs. TSFG offers programs that permit its customers to hedge various risks, including fluctuations in interest rates and foreign exchange rates. Through these programs, derivative contracts are executed between the customers and TSFG. Offsetting contracts are executed between TSFG and selected third parties to hedge the risk created through the customer contracts. The interest rates on the third party contracts are identical to the interest rates on the customer contracts. As a result, the change in fair value of the customer contracts will generally be offset by the change in fair value of the related third-party contracts. These customer contracts generally take the form of interest rate swaps to hedge fixed rate loans made by TSFG to the customer and foreign exchange forward contracts to manage currency risk associated with non-dollar denominated transactions.

All derivative contracts associated with these programs are carried at fair value and are not considered hedges under SFAS 133. At December 31, 2006, the largest fair value adjustment to any single customer derivative or third-party derivative totaled $201,000.

Fair Value Hedges. TSFG enters into interest rate swaps to effectively convert its fixed rate brokered CDs to floating rates. The interest rate swaps are structured such that the notional amount, termination date, fixed rate and other relevant terms match those of the brokered CD it is hedging. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method of assessing hedge effectiveness. Upon entering into a brokered CD, TSFG pays a commission to the CD broker. These commissions are treated as prepaid fees and are amortized over the life of the related CD. Amortization of the prepaid fees on the brokered CDs, included in interest expense, was $2.6 million and $3.4 million for 2006 and 2005, respectively.

TSFG has entered into interest rate swaps to hedge the risk created from certain indexed brokered CD products, including equity-linked CDs and inflation-indexed CDs. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method of assessing hedge ineffectiveness.

In 2006 and 2005, noninterest income included gains of $88,000 and losses of $181,000, respectively, representing ineffectiveness of fair value hedges. There were no gains or losses representing ineffectiveness of fair value hedges in 2004.

Cash Flow Hedges. TSFG uses interest rate swaps and floors to hedge the repricing characteristics of certain floating rate assets and liabilities. The initial assessment of expected hedge effectiveness and the ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in either the benchmark interest rate or overall cash flows, depending on the specific hedge relationship. TSFG has entered into pay-fixed interest rate swaps to convert a portion of its variable rate structured repurchase agreement portfolio and FHLB advances to fixed rates. In addition, TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from prime-based commercial loans through 2011 and expects to enter into additional interest rate swaps on its prime-based commercial loans. TSFG has also purchased an interest rate floor which protects the Company from decreases in the hedged cash flows on its prime-based interest receipts below the strike rate on the floor. There were no significant cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2006, 2005 and 2004.

Trading. From time to time, TSFG enters into derivative financial contracts that are not designed to hedge specific transactions or identified assets or liabilities and therefore do not qualify for hedge accounting, but are rather part of the Company’s overall risk management strategy. Such contracts include interest rate futures, option contracts on certain U.S. agency debt securities, and certain other interest rate swaps that are not designated as hedges. The futures contracts are exchange-traded, while the option contracts are over-the-counter instruments with money center and super-regional financial institution counterparties. These contracts are marked to market through earnings each period and are generally short-term in nature. At December 31, 2006 there were no such contracts outstanding.

Mortgage Loan Commitments and Forward Sales Commitments. As part of its mortgage lending activities, TSFG originates certain residential loans and commits these loans for sale. The commitments to originate residential loans (“rate locks”) and the sales commitments are freestanding derivative instruments and are generally funded within 90 days. TSFG’s strategy also includes selling mortgage loans on a pooled basis in addition to individual loan sales. As a result, the amount of time between origination date and sale date has increased, which has increased the amount of interest rate risk associated with these loans. The value of the rate locks (and of the forward sale commitments mentioned below) is estimated based on indicative market prices being bid on similarly structured mortgage backed securities.

The Company enters into forward sales commitments of closed mortgage loans to third parties at a specified price. The forward sales commitments are entered into to economically hedge the change in fair value of the underlying mortgage loans. The change in the value of the forward sales commitments is recognized through current period earnings. The loans are accounted for on the basis of the lower of cost or market guidelines. Fair value gains or losses related to the forward sales commitments were not material for the year ended December 31, 2006

Indirect Auto Loan Sales. In June and July of 2006, the Company hedged the anticipated monthly sale of indirect auto loans with pay-fixed interest rate swaps. These swaps did not qualify for hedge accounting and were marked to market through earnings with no offsetting adjustment for the hedged item. TSFG terminated these hedges as of July 31, 2006 when it transferred its indirect auto loan production for June and July, originally classified as held for sale, to held for investment. For the year ended December 31, 2006, the loss on indirect auto loans includes losses of $150,000 on these swaps. (See “Loans” for an explanation of the transfer to loans held for investment as of July 31, 2006.)

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

Deposits

Deposits remain TSFG’s primary source of funds. Average customer deposits equaled 62.0% of average total funding in 2006 and 55.4% in 2005. Carolina First Bank and Mercantile Bank face strong competition from other banking and financial services companies in gathering deposits. TSFG has developed other sources, such as brokered CDs, FHLB advances, short-term borrowings, and long-term structured repurchase agreements to fund a portion of loan demand and, if appropriate, any increases in investment securities.

Table 13 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 13
Types of Deposits
(dollars in thousands)
	December 31,
	2006	2005	2004	2003	2002
Noninterest-bearing demand deposits	$1,280,908	$1,458,914	$1,237,877	$882,129	$743,174
Interest-bearing checking	1,208,125	1,162,891	816,933	699,956	679,747
Money market accounts	2,435,413	2,290,134	2,704,287	2,237,299	1,017,095
Savings accounts	181,192	187,101	192,769	159,013	156,204

Total core deposits	5,105,638	5,099,040	4,951,866	3,978,397	2,596,220
Time deposits under $ 100,000	1,680,878	1,401,469	836,386	794,802	863,506
Time deposits of $100,000 or more	1,105,793	1,395,247	665,820	557,588	587,913

Customer deposits (1)	7,892,309	7,895,756	6,454,072	5,330,787	4,047,639
Brokered deposits	1,624,431	1,338,681	1,216,872	701,451	538,288

Total deposits	$9,516,740	$9,234,437	$7,670,944	$6,032,238	$4,585,927

Percentage of Deposits
Noninterest-bearing demand deposits	13.4%	15.8%	16.1%	14.6%	16.2%
Interest-bearing checking	12.7	12.6	10.6	11.6	14.8
Money market accounts	25.6	24.8	35.3	37.1	22.2
Savings accounts	1.9	2.0	2.5	2.7	3.4

Total core deposits	53.6	55.2	64.5	66.0	56.6
Time deposits under $ 100,000	17.7	15.2	10.9	13.2	18.8
Time deposits of $100,000 or more	11.6	15.1	8.7	9.2	12.8

Customer deposits (1)	82.9	85.5	84.1	88.4	88.2
Brokered deposits	17.1	14.5	15.9	11.6	11.8

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

At December 31, 2006, period-end customer deposits were flat when compared to December 31, 2005. TSFG uses brokered deposits as an alternative funding source while continuing its efforts to maintain and grow its local customer deposit base. Brokered deposits increased as a percentage of total deposits since December 31, 2005 as TSFG elected to focus on core deposit categories (as opposed to time deposits) in 2006.

Table 18 in “Results of Operations - Net Interest Income” details average balances for the deposit portfolio for both 2006 and 2005. Comparing December 31, 2006 and 2005, average noninterest-bearing deposits increased $41.4 million, or 3.1%, and average interest-bearing checking deposits increased $155.1 million, or 15.8%. These increases reflect progress in TSFG’s efforts to improve its mix of core deposits and the full-year impact of the Pointe acquisition. In 2006, average money market deposits decreased $304.2 million, or 11.5%, while average time deposits, excluding average brokered deposits, increased $556.3 million, or 26.2%. Average brokered deposits increased $54.8 million, or 4.1%.

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

Time deposits of $100,000 or more are generally from customers within our local markets and include public deposits. During 2006, time deposits of $100,000 or more decreased $289.5 million, or 20.7%, to $1.1 billion, as TSFG generally elected not to price its certificates of deposit aggressively during 2006, instead focusing on its lower-cost deposits. TSFG utilizes these deposits to provide long-term fixed rate funding for the company at a price that is favorable relative to expected changes in the yield curve.

Table 14 shows a maturity schedule for time deposits of $100,000 or more at December 31, 2006.

Table 14
Maturity Distribution of Time Deposits of $100,000 or More
(dollars in thousands)

Three months or less	$239,022
Over three through six months	239,594
Over six through twelve months	398,440
Over twelve months	228,737

Total outstanding	$1,105,793

Borrowed Funds

Table 15 shows the breakdown of total borrowings by type.

Table 15
Types of Borrowings
(dollars in thousands)
	December 31,
	2006	2005	2004	2003	2002
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$920,811	$1,115,486	$1,210,299	$618,187	$898,287
Customer sweeps	500,288	305,815	373,196	216,679	212,553
FHLB advances	175,000	—	—	—	29,600
Treasury, tax and loan note	139,989	20,131	14,111	11,781	14,444
Commercial paper	32,631	32,933	29,405	36,949	37,609
Lines of credit and other	—	—	—	7,349	—

	1,768,719	1,474,365	1,627,011	890,945	1,192,493

Long-Term Borrowings
Repurchase agreements	521,000	821,000	1,665,134	1,494,800	400,000
FHLB advances	328,113	852,140	1,057,167	989,500	806,920
Subordinated notes	188,871	155,695	155,695	135,075	11,000
Manditorily redeemable preferred stock of subsidiary	89,800	89,800	89,800	89,800	—
Employee stock ownership plan note payable	200	500	800	1,100	1,400
Note payable	828	865	900	927	968
Purchase accounting premiums, net of amortization	1,663	2,151	2,774	497	1,223

Total long-term debt	1,130,475	1,922,151	2,972,270	2,711,699	1,221,511
Debt associated with trust preferred securities	—	—	—	—	95,500

Total long-term borrowings	1,130,475	1,922,151	2,972,270	2,711,699	1,317,011

Total borrowings	2,899,194	3,396,516	4,599,281	3,602,644	2,509,504

Brokered deposits (1)	1,624,431	1,338,681	1,216,872	701,451	538,288

Total wholesale borrowings	$4,523,625	$4,735,197	$5,816,153	$4,304,095	$3,047,792

Total wholesale borrowings as a percentage of total assets	31.8%	33.1%	42.2%	40.1%	38.4%

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In 2006, average borrowings totaled $3.3 billion, compared with $4.5 billion in 2005. This decrease was primarily attributable to the balance sheet repositioning in late 2005, which reduced investment securities and wholesale borrowings. TSFG will continue to enter into derivative contracts to hedge interest rate risk related to borrowings.

Table 16 shows balance and interest rate information on TSFG’s short-term borrowings.

Table 16
Short-Term Borrowings
(dollars in thousands)
Year Ended December 31,	Maximum Outstanding at any Month End	Average Balance	Average Interest Rate	Ending Balance	Interest Rate at Year End
2006
Federal funds purchased and repurchase agreements	$1,462,673	$1,225,832	5.06%	$920,811	5.27%
Customer sweeps	500,288	349,963	4.36	500,288	4.44
FHLB advances	175,000	87,500	4.67	175,000	5.32
Treasury, tax and loan note	140,821	68,280	4.93	139,989	5.18
Commercial paper	39,532	35,122	5.12	32,631	5.36

		$1,766,697	4.90%	$1,768,719	5.03%

2005
Federal funds purchased and repurchase agreements	$1,428,510	$1,129,523	3.34%	$1,115,486	4.27%
Customer sweeps	373,202	320,965	2.72	305,815	3.63
Treasury, tax and loan note	183,001	43,002	4.28	20,131	3.06
Commercial paper	35,085	31,045	3.51	32,933	4.42

		$1,524,535	3.24%	$1,474,365	4.13%

2004
Federal funds purchased and repurchase agreements	$1,351,972	$1,023,740	1.47%	$1,210,299	2.28%
Customer sweeps	373,196	252,196	0.98	373,196	1.62
FHLB advances	205,000	17,084	0.56	—	—
Treasury, tax and loan note	110,377	17,740	0.43	14,111	1.75
Commercial paper	39,743	38,321	2.86	29,405	2.79
Line of credit to unaffiliated bank and other	7,349	1,249	5.53	—	—

		$1,350,330	1.40%	$1,627,011	2.15%

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

During 2006, TSFG recognized a loss on early extinguishment of debt of $821,000, which reflects the write-off of unamortized debt issuance costs associated with $38.1 million of subordinated notes, with interest rates ranging from 8.99% to 9.17%, which TSFG called for redemption. During 2005, TSFG recognized a loss on early extinguishment of debt of $7.1 million, for the costs to terminate certain structured repurchase agreement borrowings totaling $1.5 billion, with interest rates ranging from 2.12% to 3.74%. The losses were offset by a gain related to prepayment discounts on Federal Home Loan Bank advances totaling $345.0 million with fixed interest rates ranging from 1.84% to 3.57%.

TSFG’s wholesale borrowings include funding with optionality, which provides a below-market rate for a guaranteed time period then gives the issuer of the debt the right to either (i) put the borrowings back to TSFG at the end of the lockout period or (ii) extend the borrowings at higher than market rates. In the last half of 2006, the FHLB and certain structured repurchase agreement counterparties exercised options to put approximately $670 million of borrowings back to TSFG. The funding was repaid and replaced with short-term borrowings at a cost of about 70 basis points higher. While this increases TSFG’s current funding cost, removing this funding optionality reduces future interest rate risk exposure. In addition, TSFG is moving the majority of this funding from short-term borrowings into longer-term, non-puttable funding to improve its liquidity. TSFG has placed approximately $500 million in 3 to 5-year brokered certificates of deposit. The remaining puttable funding for which TSFG is paying a below-market interest rate totals approximately $400 million with a lockout period that will expire by mid-2007. Given the current rate outlook, TSFG expects this funding to be put back and is evaluating alternatives to replace.

Capital Resources and Dividends

Total shareholders’ equity amounted to $1.6 billion, or 11.0% of total assets, compared with $1.5 billion, or 10.4% of total assets, at December 31, 2005. Shareholders’ equity increased from the retention of earnings, partially offset by cash dividends paid. On December 14, 2006, TSFG’s Board of Directors authorized a stock repurchase program of up to 4 million shares. This authorization replaced TSFG’s existing stock repurchase authorization. Subsequent to year end, on January 29, 2007, TSFG entered into an accelerated share repurchase agreement for 1 million shares in connection with the aforementioned authorization.

TSFG’s unrealized loss on securities available for sale, net of tax, which is included in accumulated other comprehensive loss, was $47.4 million as of December 31, 2006 compared with $46.4 million at December 31, 2005.

Book value per share at December 31, 2006 and 2005 was $20.73 and $19.90, respectively. Tangible book value per share at December 31, 2006 and 2005 was $11.63 and $10.64, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at December 31, 2006. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

Table 17 sets forth various capital ratios for TSFG and its Subsidiary Banks. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At December 31, 2006, trust preferred securities included in tier 1 capital totaled $173.5 million. For further information regarding the regulatory capital of TSFG and its Subsidiary Banks, see Item 8, Note 22 to the Consolidated Financial Statements.

Table 17
Capital Ratios

	December 31, 2006	Well Capitalized Requirement
TSFG
Total risk-based capital	11.32%	n/a
Tier 1 risk-based capital	9.77	n/a
Leverage ratio	8.34	n/a

Carolina First Bank
Total risk-based capital	11.53%	10.00%
Tier 1 risk-based capital	9.23	6.00
Leverage ratio	7.70	5.00

Mercantile Bank
Total risk-based capital	12.03%	10.00%
Tier 1 risk-based capital	9.11	6.00
Leverage ratio	8.07	5.00

On November 10, 2004, TSFG filed a “universal shelf” registration statement registering up to $750.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. No securities have been offered or sold under this shelf registration to date.

At December 31, 2006, TSFG’s tangible equity to tangible asset ratio was at 6.48%, an increase from 5.83% at December 31, 2005, primarily due to retention of earnings and the continued run-off of securities (which has contributed to lower tangible assets).

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

TSFG, through a real estate investment trust subsidiary, had 898 mandatory redeemable preferred shares outstanding at December 31, 2006 with a stated value of $100,000 per share. At December 31, 2006, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.9 million. Under Federal Reserve Board guidelines, $25.3 million, net of issuance costs, qualified as tier 1 capital, and $57.4 million, net of issuance costs, qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Results of Operations

Net Interest Income

Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 18 presents average balance sheets and a net interest income analysis on a tax equivalent basis for each of the years in the three-year period ended December 31, 2006. Table 19 provides additional analysis of the effects of volume and rate on net interest income.

Table 18
Comparative Average Balances - Yields and Costs
(dollars in thousands)
	Years Ended December 31,
	2006			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets
Loans (1)	$9,621,846	$721,020	7.49%	$8,883,837	$568,222	6.40%	$6,927,336	$376,742	5.44%
Investment securities, taxable (2)	2,628,947	124,850	4.75	4,000,697	173,657	4.34	3,876,099	157,171	4.05
Investment securities, nontaxable (2) (3)	414,438	19,722	4.76	387,654	17,297	4.46	282,103	12,446	4.41

Total investment securities	3,043,385	144,572	4.75	4,388,351	190,954	4.35	4,158,202	169,617	4.08
Federal funds sold and interest-bearing bank balances	27,641	1,511	5.47	35,768	1,175	3.29	16,413	229	1.40

Total earning assets	12,692,872	$867,103	6.83	13,307,956	$760,351	5.71	11,101,951	$546,588	4.92

Non-earning assets	1,509,777			1,445,017			1,106,118

Total assets	$14,202,649			$14,752,973			$12,208,069

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,137,031	$21,099	1.86	$981,947	$8,758	0.89	$735,461	$3,641	0.50
Savings	185,649	1,858	1.00	191,727	678	0.35	183,403	633	0.35
Money market	2,336,433	81,876	3.50	2,640,614	63,069	2.39	2,513,187	41,031	1.63
Time deposits, excluding brokered deposits	2,681,737	115,304	4.30	2,125,474	64,605	3.04	1,445,302	32,619	2.26

Total interest-bearing customer deposits (4)	6,340,850	220,137	3.47	5,939,762	137,110	2.31	4,877,353	77,924	1.60
Brokered deposits	1,401,369	71,155	5.08	1,346,608	59,579	4.42	983,831	46,944	4.77

Total interest-bearing deposits	7,742,219	291,292	3.76	7,286,370	196,689	2.70	5,861,184	124,868	2.13
Customer sweeps	349,963	15,241	4.36	320,965	8,746	2.72	252,196	2,474	0.98
Borrowings	2,993,210	152,296	5.09	4,193,133	139,806	3.33	3,782,326	79,049	2.09

Total interest-bearing liabilities	11,085,392	$458,829	4.14	11,800,468	$345,241	2.93	9,895,706	$206,391	2.09

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,386,792			1,345,344			1,038,182
Other noninterest-bearing liabilities	224,270			144,036			110,177

Total liabilities	12,696,454			13,289,848			11,044,065
Shareholders’ equity	1,506,195			1,463,125			1,164,004

Total liabilities and shareholders’ equity	$14,202,649			$14,752,973			$12,208,069

Net interest income (tax equivalent)		$408,274	3.22%		$415,110	3.12%		$340,197	3.06%
Less: tax-equivalent adjustment (3)		6,903			6,054			4,356

Net interest income		$401,371			$409,056			$335,841

Supplemental data:
Customer deposits (5)	7,727,642	220,137	2.85	7,285,106	137,110	1.88	5,915,535	77,924	1.32
Wholesale borrowings (6)	4,744,542	238,692	5.03	5,860,706	208,131	3.55	5,018,353	128,467	2.56
Total funding (7)	12,472,184	458,829	3.68	13,145,812	345,241	2.63	10,933,888	206,391	1.89

(1)	Nonaccrual loans are included in average balances for yield computations.
(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.
(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.
(4)	TSFG defines interest-bearing customer deposits as total interest-bearing deposits less brokered deposits.
(5)	Customer deposits include total deposits less brokered deposits.
(6)	Wholesale borrowings include borrowings and brokered deposits.
(7)	Total funding includes customer deposits and wholesale borrowings.

Note: Average balances are derived from daily balances.

Table 19
Rate/Volume Variance Analysis
(dollars in thousands)
	2006 Compared to 2005			2005 Compared to 2004
	Total Change	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate
Earning assets
Loans	$152,798	$49,846	$102,952	$191,480	$117,945	$73,535
Investment securities, taxable	(48,807)	(63,939)	15,132	16,486	5,164	11,322
Investment securities, nontaxable	2,425	1,236	1,189	4,851	4,708	143
Federal funds sold and interest-bearing bank balances	336	(312)	648	946	440	506

Total interest income	106,752	(13,169)	119,921	213,763	128,257	85,506

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	12,341	1,574	10,767	5,117	1,509	3,608
Savings	1,180	(22)	1,202	45	29	16
Money market	18,807	(7,936)	26,743	22,038	2,175	19,863
Time deposits	50,699	19,620	31,079	31,986	18,416	13,570

Total interest-bearing customer deposits (1)	83,027	13,236	69,791	59,186	22,129	37,057
Brokered deposits	11,576	2,500	9,076	12,635	16,258	(3,623)

Total interest-bearing deposits	94,603	15,736	78,867	71,821	38,387	33,434
Customer sweeps	6,495	861	5,634	6,272	1,330	4,942
Borrowings	12,490	(47,422)	59,912	60,757	9,374	51,383

Total interest expense	113,588	(30,825)	144,413	138,850	49,091	89,759

Net interest income	$(6,836)	$17,656	$(24,492)	$74,913	$79,166	$(4,253)

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

Fully tax-equivalent net interest income decreased 1.6% to $408.3 million in 2006 from $415.1 million in 2005. During 2005, tax-equivalent net interest income excluded $10.4 million of income for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. Instead, the net cash settlement of these interest rate swaps was recorded in noninterest income. If the impact of these net cash settlements was included in net interest income, tax-equivalent net interest income would have totaled $425.5 million for 2005. Adjusting the 2005 numbers for the net cash settlement described above, fully tax-equivalent net interest income for 2006 decreased $17.2 million to $408.3 million from $425.5 million in 2005.

TSFG’s average earning assets declined 4.6% to $12.7 billion for 2006 from $13.3 billion for 2005. Comparing 2006 with 2005, average earning assets included the following changes:

•	$738.0 million increase, or 8.3%, in average loans from loan growth
•

$1.3 billion decrease, or 30.6%, in average securities in connection with TSFG’s 2005 sales of securities as part of its balance sheet repositioning (see “Securities”) and subsequent decision not to reinvest its paydowns and maturing investment securities.

As a result of these actions, average loans as a percentage of average earning assets increased to 75.8% for 2006, up from 66.8% for 2005, improving the earning asset mix. At December 31, 2006,

approximately 63% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans.

During the second quarter 2005, TSFG began repositioning its balance sheet by reducing investment securities and wholesale borrowings. Average investment securities for 2006 totaled $3.0 billion, down significantly from $4.4 billion at December 31, 2005. Accordingly, given the lower securities balances and the narrowing profitability of investment securities with higher short-term rates and the flattening yield curve, interest income from securities represented approximately 17% of TSFG’s total tax-equivalent interest income for 2006, down from approximately 25% for 2005.

The net interest margin for 2006 was 3.22%, compared with 3.12% for 2005 (or 3.20% including the net cash settlement of certain interest rate swaps mentioned above). Modest growth in average noninterest-bearing deposits, which increased 3.1% to $1.4 billion at December 31, 2006 from $1.3 billion at December 31, 2005, contributed to the net interest margin increase. The yield on average earning assets increased 112 basis points, aided by improved loan yields, which were up 109 basis points. Average cost of funding increased by 105 basis points, partially from a 148 basis point increase in wholesale borrowing costs.

During 2006, TSFG’s net interest margin declined to 3.12% for the fourth quarter 2006 from 3.19% for third quarter 2006, 3.27% for second quarter 2006, and 3.29% for first quarter 2006. This margin compression reflects an ongoing change in industry trends, including customer preferences for higher-cost deposit categories and higher wholesale borrowing costs.

The Federal Reserve has increased the federal funds rate 4 times, by 25 basis points each time, since December 31, 2005. Furthermore, over the past year, short-term rates have increased more quickly than long-term rates, leading to a flattened/inverted yield curve.

Provision for Credit Losses

The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $32.8 million, $40.6 million, and $35.0 million in 2006, 2005, and 2004, respectively. The lower provision for credit losses in 2006 was primarily attributable to lower net loan charge-offs (down $5.5 million for the year), improved credit quality measures, and slower loan growth.

Net loan charge-offs were $26.4 million, or 0.28% of average loans held for investment in 2006, compared with $31.9 million, or 0.36% of average loans held for investment in 2005. The allowance for loan losses equaled 1.15% and 1.14% of loans held for investment as of December 31, 2006 and 2005, respectively. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”

Noninterest Income

Table 20 shows the components of noninterest income during the three years ended December 31, 2006.

Table 20
Components of Noninterest Income
(dollars in thousands)
	Years Ended December 31,
	2006	2005	2004
Service charges on deposit accounts	$45,041	$42,645	$36,332
Debit card income	8,269	6,548	4,211
Customer service fee income	4,467	4,049	2,956

Total customer fee income	57,777	53,242	43,499

Insurance income	12,025	7,447	4,520
Retail investment services	7,632	6,902	4,722
Trust and investment management income	6,124	4,819	3,779
Benefits administration fees	2,933	2,693	2,298

Total wealth management income	28,714	21,861	15,319

Change in fair value of interest rate swaps	—	(13,278)	2,550
Net cash settlement of interest rate swaps	—	10,360	27,560
Gain (loss) on trading and certain other derivative activities	3,150	(335)	3,209

Total gain (loss) on trading and derivative activities	3,150	(3,253)	33,319

Merchant processing income	12,522	9,817	8,653
Bank-owned life insurance income	11,636	11,608	11,215
Mortgage banking income	8,155	7,434	6,106
Gain on equity investments	4,483	2,839	4,723
Gain on disposition of assets and liabilities	2,498	—	2,350
Loss on indirect auto loans	(5,129)	—	—
(Loss) gain on sale of securities available for sale	(446)	(54,978)	6,998
Impairment of perpetual preferred stock	—	—	(10,367)
Other	8,691	6,640	3,062

Total noninterest income	$132,051	$55,210	$124,877

Total customer fee income rose 8.5% in 2006, compared with 2005. Service charges on deposit accounts, the largest component of customer fee income, rose 5.6% for the same period due primarily to increased treasury services analysis fee income, higher nonsufficient funds charges and returned check fees, and improved collection of these fees.

In 2006, wealth management income increased $6.9 million, or 31.3%. Wealth management income includes retail investment services, insurance income, trust and investment management income, and benefit administration fees. The increase in wealth management income was the result of increases throughout each of these categories, driven primarily by acquisitions and additions to the sales force.

In 2006, noninterest income included net gains on securities of $4.0 million compared to net losses of $52.1 million in 2005 attributable to the balance sheet repositioning undertaken in an effort to lower TSFG’s interest rate risk in a rising rate environment and its reliance on wholesale borrowings.

Noninterest income also included a gain on trading and derivative activities of $3.2 million in 2006 (see “Derivative Financial Instruments” for further detail on this line item), compared with a loss of $3.3 million in 2005. As a result of not having the proper hedge documentation in place upon inception of certain hedging relationships, TSFG was not able to apply hedge accounting under SFAS 133 for those hedges for most of 2005. As a result, the related derivative instrument’s gain or loss was included in noninterest income, with no offsetting fair value adjustment for the hedged item. This fair value adjustment was a loss of $13.3 million in 2005. Since these swaps were subsequently either terminated or redesignated under the “long-haul” method of assessing hedge effectiveness, the fair value adjustments for both the derivative and the hedged item are included in noninterest income in 2006.

Merchant processing income increased 27.6% in 2006 as a result of increased transactions. (See “Noninterest Expenses” for merchant processing expense, which increased 28.6%.)

In 2006, mortgage banking income increased 9.7% compared with 2005. Mortgage loan originations totaled $737.0 million, $827.4 million, and $513.1 million in 2006, 2005 and 2004, respectively. The increase in mortgage banking income was principally the result of a $514,000 gain on the sale of TSFG’s mortgage servicing rights portfolio in 2006. With this sale, TSFG no longer has any mortgage servicing rights on its balance sheet.

Table 21 shows the components of mortgage banking income for the three years ended December 31, 2006.

Table 21
Components of Mortgage Banking Income
(dollars in thousands)
	Years Ended December 31,
	2006	2005	2004
Origination income and secondary marketing operations	$8,199	$8,262	$6,833
Mortgage servicing loss, net of related amortization and subservicing payments	(558)	(828)	(936)
Gain on sale of mortgage servicing rights	514	—	—
Recovery (impairment) on mortgage servicing rights	—	—	209

Total mortgage banking income	$8,155	$7,434	$6,106

TSFG’s mortgage banking strategy is to sell most of the loans it originates in the secondary market with servicing rights released. However, during 2006 TSFG retained approximately $92.4 million of its mortgage loans in loans held for investment.

In June 2006, TSFG identified and sold $359.6 million of indirect auto loans originally classified as loans held for investment and recorded a $3.5 million loss on the sale. Indirect auto loan production after the sale was classified as held for sale at loan origination based on management’s intent to sell these loans. In 2006, TSFG recorded a loss on indirect auto loans of $5.1 million, which included lower of cost or market adjustments on the loans held for sale, losses on swaps economically hedging the anticipated monthly sale of the loans, and the $3.5 million loss on sale mentioned above. (See “Loans” for an explanation of the transfer to loans held for investment as of July 31, 2006.) TSFG retained servicing rights on indirect auto loans sold and received $1.1 million of servicing fees on these loans in 2006. The servicing fee income is included in other noninterest income.

Other noninterest income also includes income related to international banking services, wire transfer fees, overdraft protection fee income, internet banking fees, and gains/losses on disposition of other real estate owned/fixed assets.

Noninterest Expenses

TSFG has expanded within its targeted geographic footprint in the Southeast, both through organic growth and acquisitions. TSFG also makes strategic investments in its products and services and technology systems. These factors contributed to TSFG’s increases in noninterest expense, which increased 3.7% in 2006. During the second quarter of 2005, TSFG acquired Pointe; the Koss Olinger group of companies, a wealth management advisory firm operating in North Florida; and Bowditch Insurance Corporation, a property and casualty company operating in Jacksonville, Florida. In the fourth quarter of 2005, TSFG acquired Lossing Insurance Agency, a property and casualty company operating in Ocala, Florida. The full impact of these acquisitions is reflected in noninterest expenses for 2006.

Table 22 shows the components of noninterest expenses.

Table 22
Components of Noninterest Expense
(dollars in thousands)
	Years Ended December 31,
	2006	2005	2004
Salaries and wages, excluding employment contract buyouts	$134,743	$117,850	$89,141
Employee benefits	35,739	34,802	29,269
Occupancy	31,802	27,764	21,878
Furniture and equipment	25,216	23,301	20,938
Professional services	21,462	22,820	14,026
Merchant processing expense	10,215	7,943	6,811
Advertising and business development	9,894	8,627	6,318
Amortization of intangibles	8,775	8,637	6,043
Telecommunications	5,630	5,802	4,834
Employment contract buyouts	5,588	10,327	1,080
Loss on early extinguishment of debt	821	7,101	1,429
Merger-related costs	—	4,009	7,866
Contribution to foundation	—	683	—
Impairment loss (recovery) from write-down of assets	—	917	(277)
Conservation grant of land	—	—	3,350
Other	50,200	47,470	37,538

Total noninterest expenses	$340,085	$328,053	$250,244

Salaries, wages, and employee benefits (excluding employment contract buyouts) increased $17.8 million, or 11.7%, in 2006 after rising 28.9% in 2005. Full-time equivalent employees as of December 31, 2006 increased to 2,618 from 2,607 and 2,308 at December 31, 2005 and 2004, respectively. Since late 2005, TSFG has invested in several key hires in an effort to strengthen its management team and has incurred additional salary expense in order to attract and retain this talent. The increase in personnel expense was also affected by higher incentive accruals under TSFG’s LTIP, and additional stock-based compensation expense from the adoption of SFAS 123R. The expense increase associated with the LTIP is a result of service awards approved by the board of directors during 2006. The discretionary nature of TSFG’s incentive accruals may result in increased volatility in personnel expense in future periods.

Occupancy and furniture and equipment expense increased 11.7% in 2006 primarily from TSFG’s acquisition of Pointe and additional de novo branches. The increase in merchant processing expense of 28.6% was in line with the increase in merchant processing income.

Advertising and business development increased 14.7%, primarily due to higher deposit campaign expenses.

During 2006, TSFG recognized a loss on the early extinguishment of debt of $821,000 related to the write-off of unamortized debt issuance costs associated with $38.1 million of subordinated notes, with interest rates ranging from 8.99% to 9.17%, which TSFG called for redemption. During 2005, TSFG recognized a loss on early extinguishment of debt of $7.1 million, primarily attributable to costs incurred to terminate certain structured repurchase agreement borrowings. See “Borrowed Funds.”

Income Taxes

The effective income tax rate as a percentage of pretax income was 29.7% in 2006, 26.6% in 2005, and 31.6% in 2004. The 2006 and 2005 tax rates reflected a $5.2 million reduction in federal and state income taxes related to the settlement of certain tax matters and the effect of a $52.1 million loss on sale of securities, respectively. The blended statutory federal and state income tax rate was approximately 37.0% during all three periods. TSFG anticipates the effective income tax rate to increase to between 34% and 35% for 2007.

For further information concerning income tax expense, refer to Item 8, Note 16 to the Consolidated Financial Statements.

Fourth Quarter Summary

Net income for the three months ended December 31, 2006 totaled $23.6 million, or $0.31 per diluted share, compared with a net loss of $16.4 million, or $(0.22) per diluted share for the fourth quarter 2005. During fourth quarter 2005, TSFG repositioned its balance sheet, realizing losses of $52.5 million on the sale of securities and a loss of $5.1 million on the early extinguishment of debt.

Fully tax-equivalent net interest income totaled $98.3 million, a decrease of $8.3 million, or 7.8%, compared with $106.7 million for the fourth quarter of 2005. Average earning assets decreased 6.4% principally as a result of the balance sheet repositioning in fourth quarter 2005 which lowered investment securities, partially offset by loan growth.

The net interest margin for fourth quarter 2006 was 3.12%, compared with 3.17% for fourth quarter 2005. The yield on average earning assets increased 92 basis points, aided by improved loan yields, but was more than offset by increased cost of funding. Average cost of funding increased by 102 basis points, partially from a 126 basis point increase in wholesale borrowing costs. Average noninterest-bearing deposits decreased to $1.3 billion at December 31, 2006 from $1.5 billion at December 31, 2005, a decrease of 11.1%. The fourth quarter 2006 net interest margin declined seven basis points to 3.12% from 3.19% for third quarter 2006, principally from higher funding costs related to an ongoing change in customer preference for higher-cost deposit categories and higher wholesale borrowing costs.

TSFG’s provision for credit losses was $8.8 million in fourth quarter 2006, compared with $10.8 million in fourth quarter 2005. The lower provision for credit losses was primarily attributable to lower loan growth. The allowance for loan losses as a percentage of loans held for investment increased to 1.15% at December 31, 2006 from 1.14% at December 31, 2005. Nonperforming loans increased to $37.2 million at December 31, 2006, from $33.3 million at December 31, 2005. Nonperforming loans as a percentage of loans held for investment increased to 0.38% at December 31, 2006 from 0.35% at December 31, 2005. Net loan charge-offs, annualized, as a percentage of average loans held for investment improved to 0.27% for the fourth quarter 2006 from 0.38% for the fourth quarter 2005.

Noninterest income totaled $32.8 million for fourth quarter 2006, compared to $37.9 million for third quarter 2006 and a loss of $25.0 million for fourth quarter 2005. Gain on derivative activities was $596,000 in fourth quarter 2006, compared to $3.9 million in third quarter 2006. In addition, third quarter 2006 included a $2.5 million gain on the sale of a branch. Fourth quarter 2005 included a $52.5 million loss on the sale of securities in conjunction with TSFG’s balance sheet repositioning.

Noninterest expenses decreased to $93.4 million for the fourth quarter of 2006 compared to $101.0 million for the fourth quarter of 2005, due primarily to a decrease in employment contract buyouts (to

$5.0 million in fourth quarter 2006 from $10.0 million in fourth quarter 2005) and the loss on early extinguishment of debt (to $821,000 in fourth quarter 2006 from $5.1 million in fourth quarter 2005).

In the fourth quarter of 2006, the effective income tax rate was 12.9%. The fourth quarter 2006 tax rate reflected a $5.2 million reduction in federal and state income taxes related to the settlement of certain tax matters during the quarter. For the fourth quarter of 2005, the effective income tax rate was a benefit of 48.5%, the result of the fourth quarter loss.

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

Several key principles guide risk and capital management on an enterprise-wide basis. The active participation of executive and business line management in the risk management process ensures consistency with risk-taking activities and integrity with these principles which, in varying forms, apply to all business and risk types:

•

Board oversight—The Board approves risk strategies, policies and associated limits; and the Board directly, or through its Risk Review and Capital Committee, receives regular updates on the key risks to TSFG and its corporate risk profile.

•

Decision-making—The Enterprise Risk Management Group, in conjunction with the related business unit and control functions, designs information processing systems for decision-making to ensure alignment of business objectives, risk tolerance, and resources and to confirm that there is a balance between risk and reward for business line management.

•	Accountability—Business units are responsible for managing risks within their areas, and the Risk Policy Committee allocates economic capital in line with their risk profiles.
•

Monitoring—Management optimizes risks within the policies and associated limits approved by the Board of Directors. Business unit management is responsible for monitoring limits within the policies set by the Board of Directors. The Enterprise Risk Management Group is provides an independent source of measuring and monitoring of these risks.

•

Independent review—All significant risk-taking activities are subject to oversight by the Risk Policy Committee, the Enterprise Risk Management Group, and other units independent of the business lines that generate the risk.

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

Market Risk and Asset/Liability Management

Market Risk Management. We refer to “market risk” as the risk of loss from adverse changes in market prices of fixed income securities, equity securities, other earning assets, interest-bearing liabilities, and derivative financial instruments as a result of changes in interest rates or other factors. TSFG’s market risk arises principally from interest rate risk inherent in its core banking activities. Interest rate risk is the risk of a change in earnings or equity represented by the impact of potential changes in market interest rates, both short-term and long-term, and includes, but is not limited to, the following:

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

TSFG has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, TSFG manages its exposure to fluctuations in interest rates through policies established by our Subsidiary Banks Joint Asset/Liability Committee (“ALCO”), reviewed by the Subsidiary Banks’ Joint Investment Committee, and approved by the Subsidiary Banks Board of Directors. A primary goal of ALCO is to monitor and limit exposure to interest rate risk through implementation of various strategies. These strategies include positioning the balance sheet to minimize fluctuations in income associated with interest rate risk, while maintaining adequate liquidity and capital. As of December 31, 2006, the overall interest rate risk position of TSFG and its Subsidiary Banks fell within risk guidelines established by ALCO.

In evaluating interest rate risk, TSFG uses a simulation model to analyze various interest rate scenarios, which take into account potential changes in the shape of the yield curve, forward interest rates implied by current yield curves, and immediate and gradual interest rate shocks. ALCO assesses interest rate risk by comparing the base case scenario results to the various interest rate scenarios. The variations of net income and economic value of equity (“EVE”), as compared with our base case, provide insight into our interest rate risk exposures.

The assumptions used in this process possess an inherent uncertainty and the balance sheet is held constant in the analysis. As a result, we cannot precisely predict the impact of changes in interest rates on net income or the fair value of net assets. Actual results may differ significantly from our projections, due to, but not limited to the following:

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

Interest Sensitivity Analysis. The information presented in Tables 23 and 24 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 23 and 24. These include, but are not limited to, the following:

•	interest rate scenarios that assume an instantaneous and parallel change in interest rates along the entire yield curve;
•	a static balance sheet for net income analysis;
•	as assets and liabilities mature or reprice they are reinvested at current rates and keep the same characteristics (i.e., remain as either variable or fixed rate) for net income analysis;
•	mortgage backed securities prepayments are based on historical industry data;
•	loan prepayments are based upon historical bank-specific analysis and historical industry data;
•	deposit retention and average lives are based on historical bank-specific analysis;
•	whether callable/puttable assets and liabilities are called/put are based on the implied forward yield curve for each interest rate scenario; and
•	management takes no action to counter any change.

Table 23 reflects the sensitivity of net income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net income over the next twelve months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at December 31, 2006 and 2005 levels, respectively.

Table 23
Net Income at Risk Analysis
	Annualized Hypothetical Percentage Change in Net Income
	Gradual Rate Change December 31,	Immediate Rate Change December 31,
	2006	2006	2005
Interest Rate Scenario
2.00% (1)	(2.0)%	(8.0)%	6.9%
1.00 (1)	(0.8)	(3.5)	3.8
Flat	—	—	—
(1.00) (1)	1.3	3.0	(8.2)
(2.00) (1)	2.3	(0.3)	(28.2)

(1)

For year-end 2005, the rising 100 and 200 basis points and falling 100 and 200 basis points interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve. For year-end 2006, net income sensitivity is shown for both immediate and gradual rate shifts over a 12 month period. For future periods, management’s primary focus regarding net income sensitivity will be on gradual rate shifts, which TSFG views as more appropriate given the optionality in its balance sheet.

Table 24 reflects the sensitivity of the EVE to changes in interest rates. EVE is a measurement of the inherent, long-term economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 24 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at December 31, 2006 and 2005, respectively, compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at December 31, 2006 and 2005 levels, respectively.

Table 24
Economic Value of Equity Risk Analysis
	Annualized Hypothetical Percentage Change in Economic Value of Equity December 31,
	2006	2005
Interest Rate Scenario
2.00% (1)	(13.0)%	(6.4)%
1.00 (1)	(6.3)	(1.5)
Flat	—	—
(1.00) (1)	3.4	(3.2)
(2.00) (1)	(2.1)	(13.9)

(1)	The rising 100 and 200 basis points and falling 100 and 200 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

The improved risk profile versus December 31, 2005 was due primarily to the reduction in investment securities and wholesale borrowings during the fourth quarter 2005, continued securities runoff in 2006, the replacement of recently terminated puttable funding with non-puttable borrowings, a recent interest rate floor purchase, and modeling refinements. During the fourth quarter 2006, we successfully converted to a more advanced asset/liability management system, which will enhance our ability to measure and manage interest rate risk and liquidity risk. In addition, TSFG continually refines the modeling process through the use of more precise model assumptions. Revisions to assumptions related to such areas as loan prepayments and non-maturity deposit lives also contributed to changes in the risk profile versus 2005.

There are material limitations with TSFG’s models presented in Tables 23 and 24, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;
•	they do not project an increase or decrease in net income or the fair value of net assets, but rather the risk to net income and the fair value of net assets because of changes in interest rates;
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

Derivatives and Hedging Activities. TSFG uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its lending, investment, deposit taking, and borrowing activities. Derivatives used for interest rate risk management include various interest rate swaps, an interest rate floor, options, and futures contracts.

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

Economic Risk

TSFG’s performance is impacted by U.S. and particularly Southeastern economic conditions, and as non-U.S. companies continue to move into TSFG’s footprint, by international economic circumstances.

This includes the level of interest rates, price compression, competition, bankruptcy filings and unemployment rates, as well as political and international policies, regulatory guidelines and general developments. TSFG remains diversified in its products and customers and continues to monitor the economic situations in all areas of operations to achieve growth and limit risk.

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

Managing merger integration risk is a key component of TSFG’s operational risk management. A significant resource commitment is made to manage such integration risk. For each significant acquisition, TSFG establishes a steering committee, which includes the bank president, key members of finance, and key members of technology, for oversight of the integration process. In addition, an integration team is comprised of managers from all affected departments. Finally, a project team of dedicated resources is established to manage our merger-task list, monitor risks, host regular meetings, coordinate information-sharing, and make on-site visits to the acquiree.

Compliance and Litigation Risks

TSFG is a public company in a heavily regulated industry. Failure to comply with applicable laws and regulations can result in monetary penalties and/or prohibition from conducting certain types of activities. Furthermore, TSFG’s conduct of business may result in litigation associated with contractual disputes or other alleged liability to third parties.

TSFG’s regulatory compliance risk is managed by our compliance group. This group works with our business lines regularly monitoring activities and evaluating policies and procedures. See Item 1, “Supervision and Regulation” for some of the laws and regulations which impact TSFG and its subsidiaries. TSFG has policies and control processes that are designed to help ensure compliance with applicable laws and regulations and limit litigation. These policies and control processes comply with the Gramm-Leach-Bliley Act, the Sarbanes-Oxley Act, and other regulatory guidance.

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

For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2006, commercial and retail loan commitments totaled $2.2 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $944,000 at December 31, 2006. Unused business credit card lines, which totaled $28.4 million at December 31, 2006, are generally for short-term borrowings.

Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2006 was $177.9 million.

TSFG applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Item 8, Note 20 to the Consolidated Financial Statements for additional information regarding lending commitments.

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

See “Derivative Financial Instruments” under “Balance Sheet Review” for additional information regarding derivatives.

Liquidity

Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Subsidiary Banks through customers’ deposits, wholesale borrowings, principal and interest payments on loans, loan sales, sales of securities available for sale, maturities and paydowns of securities, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for FHLB borrowings, repurchase agreements and public funds deposits. Management believes that cash flows from investments, in addition to its available borrowing capacity and efforts to grow deposits, are sufficient to provide the necessary funding for 2007.

In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet its needs. Table 25 summarizes future contractual obligations as of December 31, 2006. Table 25 does not include payments which may be required under employment and deferred compensation agreements (see Item 8, Note 26 of the Consolidated Financial Statements). In addition, Table 25 does not include payments required for interest and income taxes (see Item 8, Consolidated Statements of Cash Flows for details on interest and income taxes paid for 2006).

Table 25
Contractual Obligations
(dollars in thousands)
	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Time deposits	$4,411,102	$2,644,467	$487,076	$503,763	$775,796
Short-term borrowings	1,768,719	1,768,719	—	—	—
Long-term debt	1,128,812	269	182,954	143,180	802,409
Operating leases	184,508	18,906	34,964	25,993	104,645

Total contractual cash obligations	$7,493,141	$4,432,361	$704,994	$672,936	$1,682,850

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

The Subsidiary Banks currently have the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of December 31, 2006, totaled $503.1 million. At December 31, 2006, the Subsidiary Banks had excess collateral of $40.0 million to support additional FHLB advances, subject to adjustments regarding acceptability by the FHLB. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, and the principal run-off on securities available for sale. In addition, the Subsidiary Banks may purchase securities or may repay repurchase agreements to provide additional FHLB-qualifying collateral. At December 31, 2006, the Subsidiary Banks had unused short-term lines of credit totaling $1.7 billion (which may be canceled at the lender’s option).

The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At December 31, 2006, the Subsidiary Banks had qualifying collateral to secure advances up to $674.7 million, of which none was outstanding.

At December 31, 2006, the parent company had three short-term lines of credit totaling $35.0 million. These lines of credit mature May 14, 2007 for $15.0 million, June 30, 2007 for $10.0 million, and November 14, 2007 for $10.0 million. No amounts were outstanding under these lines of credit at December 31, 2006 or during the year 2006.

TSFG, principally through the Subsidiary Banks, enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at December 31, 2006, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

On March 17, 2006, TSFG acquired approximately 68 acres of land in Greenville County, South Carolina for the purpose of developing a corporate campus to consolidate existing office space and to meet TSFG’s future facility needs. TSFG expects the cost of this project to approximate $100 million, less certain economic incentives awarded by the state, city, and county governments. (See “Expanded Corporate Facilities” for further details.)

Recently Adopted Accounting Pronouncements

Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 25 to the Consolidated Financial Statements).

At December 31, 2006, TSFG had several share-based employee compensation plans, which are described more fully in Note 25 to the Consolidated Financial Statements. Prior to January 1, 2006, TSFG accounted for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”), as permitted by SFAS 123. No stock-based employee compensation cost was recognized in net income related to these stock options for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, TSFG adopted SFAS 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. TSFG has elected to expense future grants of awards with graded vesting on a straight-line basis over the requisite service period of the entire award. Results for prior periods have not been restated.

As a result of applying the provisions of SFAS 123R during 2006, TSFG recognized additional share-based compensation expense related to stock options and stock appreciation rights of $3.7 million, or $3.4 million net of tax. The increase in share-based compensation expense resulted in a $0.05 decrease in basic earnings per share and a $0.04 decrease in diluted earnings per share during 2006.

Prior to the adoption of SFAS 123R, TSFG presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Cash flows from financing activities for 2006 included $1.6 million in cash inflows from excess tax benefits related to stock compensation. TSFG has elected the “short-cut method” to determine the pool of windfall tax benefits.

Prior Year Misstatements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to application of the guidance in SAB 108, TSFG used the roll-over method for quantifying financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. TSFG elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to January 1, 2006) of applying the guidance in SAB 108 (in thousands):

		Period in which the Misstatement Originated
	Adjustment Recorded as of January 1, 2006	Year Ended December 31,		Cumulative Prior to January 1, 2004
		2005	2004
Increase in accrued rent payable	$5,270	$611	$957	$3,702
Deferred income taxes	(1,858)	(215)	(338)	(1,305)

Decrease in retained earnings	$3,412	$396	$619	$2,397

TSFG had previously quantified these errors under the roll-over method and concluded that they were immaterial—individually and in the aggregate. The Company was not recognizing rent expense for several leases using the straight-line method as required by generally accepted accounting principles. As a result of this error, rent expense was understated and provision for income taxes was overstated as detailed in the table above.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard did not have a significant impact on TSFG’s shareholders’ equity or results of operations.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. Issue No. 06-5 concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. TSFG will adopt this Interpretation in the first quarter of 2007 and does not expect the adoption of this standard to have a significant impact on shareholders’ equity or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB released FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. TSFG will adopt this Interpretation in the first quarter of 2007 and does not expect the adoption of this standard to have a significant impact on shareholders’ equity or results of operations.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets -an amendment of FASB Statement No. 140,” which simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” TSFG will adopt this Interpretation in the first quarter of 2007 and does not expect the adoption of this standard to have a significant impact on shareholders’ equity or results of operations.

Recently Issued Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities

On February 15, 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for TSFG’s financial statements for the year beginning on January 1, 2008. The Company is currently evaluating the effect of adopting this standard on its Consolidated Financial Statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of adopting this standard on its Consolidated Financial Statements.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. In December 2006, the FASB issued a narrow exception to SFAS 155 in the form of a Derivative Implementation Guide that would exempt most securitized financial instruments that are subject to prepayment from the bifurcation requirements of SFAS 155 and SFAS 133. The Company is currently evaluating the effect of adopting this standard on its Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See “Enterprise Risk Management” in Item 7, and Item 8, Notes 8, 14, and 29, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S STATEMENT OF FINANCIAL RESPONSIBILITY

Management of The South Financial Group, Inc. (“TSFG”) and subsidiaries is committed to quality customer service, enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles. The statements include amounts that are based on management’s best estimates and judgments. Other financial information in this report is consistent with the Consolidated Financial Statements. Both the Chief Executive Officer and the Chief Financial Officer have certified that TSFG’s 2006 Annual Report on Form 10-K fully complies with the applicable sections of the Securities Exchange Act of 1934 and that the information reported therein fairly represents, in all material respects, the financial position and results of operations of TSFG.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited TSFG’s Consolidated Financial Statements and management’s assessment of the effectiveness of TSFG’s internal control over financial reporting in accordance with standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of TSFG. The Consolidated Financial Statements have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

The Audit Committee, composed entirely of independent directors, meets periodically with management, TSFG’s internal auditors and PricewaterhouseCoopers LLP (separately and jointly) to discuss audit, financial reporting and related matters. PricewaterhouseCoopers LLP and the internal auditors have direct access to the Audit Committee.

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

TSFG’s management assessed the effectiveness of TSFG’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we believe that, as of December 31, 2006, TSFG’s internal control over financial reporting was effective.

TSFG’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on our assessment of our internal control over financial reporting as of December 31, 2006. This attestation report “Report of Independent Registered Public Accounting Firm” appears on pages 68 and 69.

Mack I. Whittle, Jr	Timothy K. Schools
President and	Executive Vice President
Chief Executive Officer	and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The South Financial Group, Inc.:

We have completed an integrated audit of The South Financial Group, Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders’ equity and of cash flow present fairly, in all material respects, the financial position of The South Financial Group, Inc. and its subsidiaries at December 31, 2006 and the results of their operations and their cash flows for the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Charlotte, North Carolina

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The South Financial Group, Inc.:

We have audited the accompanying consolidated balance sheet of The South Financial Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The South Financial Group. Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Greenville, South Carolina

March 10, 2006

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
Assets
Cash and due from banks	$326,567	$341,195
Interest-bearing bank balances	31,264	21,510
Securities
Trading	—	1,402
Available for sale	2,743,456	3,095,567
Held to maturity (market value $52,101 in 2006 and $62,697 in 2005)	52,308	62,648

Total securities	2,795,764	3,159,617

Loans held for sale	28,556	37,171
Loans held for investment	9,701,867	9,439,395
Less: Allowance for loan losses	(111,663)	(107,767)

Net loans held for investment	9,590,204	9,331,628

Premises and equipment, net	219,163	193,574
Accrued interest receivable	77,523	70,838
Goodwill	650,492	647,907
Other intangible assets	35,076	43,851
Other assets	455,907	471,994

	$14,210,516	$14,319,285

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$1,280,908	$1,458,914
Interest-bearing	8,235,832	7,775,523

Total deposits	9,516,740	9,234,437
Federal funds purchased and repurchase agreements	1,421,099	1,421,301
Other short-term borrowings	347,620	53,064
Long-term debt	1,130,475	1,922,151
Accrued interest payable	68,940	54,401
Other liabilities	163,610	147,024

Total liabilities	12,648,484	12,832,378

Commitments and contingencies (Note 20)	—	—

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 75,341,276 shares in 2006 and 74,721,461 shares in 2005	75,341	74,721
Surplus	1,167,685	1,151,005
Retained earnings	367,261	309,768
Guarantee of employee stock ownership plan debt and nonvested restricted stock	(151)	(2,687)
Accumulated other comprehensive loss, net of tax	(48,104)	(45,900)

Total shareholders’ equity	1,562,032	1,486,907

	$14,210,516	$14,319,285

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Interest Income
Interest and fees on loans	$721,020	$568,222	$376,742
Interest and dividends on securities:
Taxable	124,850	173,657	157,171
Exempt from federal income taxes	12,819	11,243	8,090

Total interest and dividends on securities	137,669	184,900	165,261
Interest on short-term investments	1,511	1,175	229

Total interest income	860,200	754,297	542,232

Interest Expense
Interest on deposits	291,292	196,689	124,868
Interest on short-term borrowings	86,524	49,381	18,908
Interest on long-term debt	81,013	99,171	62,615

Total interest expense	458,829	345,241	206,391

Net Interest Income	401,371	409,056	335,841
Provision for Credit Losses	32,789	40,592	34,987

Net interest income after provision for credit losses	368,582	368,464	300,854
Noninterest Income	132,051	55,210	124,877
Noninterest Expenses	340,085	328,053	250,244

Income before income taxes and discontinued operations	160,548	95,621	175,487
Income taxes	47,682	25,404	55,489

Income from continuing operations	112,866	70,217	119,998
Discontinued operations, net of income tax	—	(396)	(490)

Net Income	$112,866	$69,821	$119,508

Average Common Shares Outstanding, Basic	74,940	73,307	64,592
Average Common Shares Outstanding, Diluted	75,543	74,595	66,235
Per Common Share, Basic
Income from continuing operations	$1.51	$0.96	$1.86
Discontinued operations	—	(0.01)	(0.01)

Net income	$1.51	$0.95	$1.85

Per Common Share, Diluted
Income from continuing operations	$1.49	$0.94	$1.81
Discontinued operations	—	—	(0.01)

Net income	$1.49	$0.94	$1.80

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	59,064,375	$59,064	$712,788	$207,593	$(7,146)	$972,299
Net income	—	—	—	119,508	—	119,508
Other comprehensive loss, net of tax of $6,667	—	—	—	—	(11,350)	(11,350)

Comprehensive income	—	—	—	—	—	108,158

Cash dividends declared ($0.61 per common share)	—	—	—	(41,594)	—	(41,594)
Common stock activity:
Acquisitions	10,754,557	10,754	318,733	241	—	329,728
Exercise of stock options, including income tax benefit of $5,421	1,098,105	1,098	17,042	—	—	18,140
Dividend reinvestment plan	117,660	118	3,135	—	—	3,253
Restricted stock plan	197,607	198	3,901	(1,478)	—	2,621
Employee stock purchase plan	11,393	11	306	—	—	317
Director compensation	8,659	9	240	—	—	249
Common stock purchased by trust for deferred compensation	—	—	—	(750)	—	(750)
Deferred compensation payable in common stock	—	—	—	750	—	750
Miscellaneous	(10)	—	40	249	—	289

Balance, December 31, 2004	71,252,346	71,252	1,056,185	284,519	(18,496)	1,393,460
Net income	—	—	—	69,821	—	69,821
Other comprehensive loss, net of tax of $16,015	—	—	—	—	(27,404)	(27,404)

Comprehensive income	—	—	—	—	—	42,417

Cash dividends declared ($0.65 per common share)	—	—	—	(48,055)	—	(48,055)
Common stock activity:
Acquisitions	2,341,462	2,341	75,054	241	—	77,636
Exercise of stock options, including income tax benefit of $4,306	890,757	891	14,500	—	—	15,391
Dividend reinvestment plan	129,176	129	3,335	—	—	3,464
Restricted stock plan	75,218	75	899	314	—	1,288
Employee stock purchase plan	17,903	18	458	—	—	476
Director compensation	14,599	15	413	—	—	428
Common stock purchased by trust for deferred compensation	—	—	—	(503)	—	(503)
Deferred compensation payable in common stock	—	—	—	503	—	503
Miscellaneous	—	—	161	241	—	402

Balance, December 31, 2005	74,721,461	74,721	1,151,005	307,081	(45,900)	1,486,907
Net income	—	—	—	112,866	—	112,866
Other comprehensive loss, net of tax of $1,272	—	—	—	—	(2,204)	(2,204)

Comprehensive income	—	—	—	—	—	110,662

Cash dividends declared ($0.69 per common share)	—	—	—	(51,960)	—	(51,960)
Common stock activity:
Acquisitions	4,991	5	68	—	—	73
Exercise of stock options, including income tax benefit of $1,612	459,317	460	8,111	—	—	8,571
Dividend reinvestment plan	127,303	127	3,092	—	—	3,219
Restricted stock plan	(8,988)	(9)	3,178	—	—	3,169
Employee stock purchase plan	19,057	19	460	—	—	479
Director compensation	18,135	18	461	—	—	479
Common stock released by trust for deferred compensation	—	—	—	289	—	289
Deferred compensation payable in common stock	—	—	—	(289)	—	(289)
Cumulative effect of initial application of SAB 108	—	—	—	(3,412)	—	(3,412)
Reversal of unearned compensation upon adoption of SFAS 123R	—	—	(2,301)	2,301	—	—
Stock option expense	—	—	3,483	—	—	3,483
Miscellaneous	—	—	128	234	—	362

Balance, December 31, 2006	75,341,276	$75,341	$1,167,685	$367,110	$(48,104)	$1,562,032

*	Other includes guarantee of employee stock ownership plan debt, deferred compensation, and (prior to January 1, 2006) nonvested restricted stock.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income	$112,866	$69,821	$119,508
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	40,504	48,973	50,112
Provision for credit losses	32,789	40,592	34,987
Share-based compensation expense	6,418	1,720	2,870
Loss on indirect auto loans	5,129	—	—
Loss (gain) on sale of available for sale securities	446	54,978	(6,998)
Gain on equity investments	(4,483)	(2,839)	(4,723)
(Gain) loss on trading and certain derivative activities	(3,150)	13,613	(5,759)
Gain on disposition of assets and liabilities	(2,498)	—	(2,350)
Gain on sale of mortgage loans	(7,022)	(6,607)	(6,818)
(Gain) loss on disposition of premises and equipment	(476)	(458)	161
Loss on disposition of other real estate owned	341	43	485
Loss on early extinguishment of debt	821	7,101	1,429
Deferred income tax expense (benefit)	5,674	(11,854)	9,433
Excess tax benefits from share-based compensation	(1,612)	—	—
Non-cash contributions at fair value	—	683	3,350
Impairment loss (recovery) from write-down of assets	—	917	(486)
Impairment of perpetual preferred stock	—	—	10,367
Trading account assets, net	(6)	(1,077)	549
Origination of loans held for sale, net of principal repayments	(616,449)	(526,490)	(557,445)
Sale of loans held for sale	549,361	514,755	625,684
Decrease (increase) in other assets	6,505	(44,777)	(33,959)
Increase (decrease) in other liabilities	22,231	58,730	(11,046)

Net cash provided by operating activities	147,389	217,824	229,351

Cash Flows from Investing Activities
Sale of securities available for sale	40,274	2,903,526	1,826,897
Maturity, redemption, call, or principal repayments of securities available for sale	355,569	992,708	1,417,347
Maturity, redemption, call, or principal repayments of securities held to maturity	10,206	12,385	15,114
Purchase of securities available for sale	(38,267)	(2,869,204)	(3,617,212)
Purchase of bank-owned life insurance	—	—	(15,000)
Origination of loans held for investment, net of principal repayments	(591,378)	(1,069,808)	(982,225)
Sale of loans held for investment	353,044	—	—
Sale of other real estate owned	11,705	7,850	12,477
Sale of premises and equipment	6,004	11,338	4,166
Sale of long-lived assets held for sale	—	—	908
Purchase of premises and equipment	(50,991)	(51,577)	(30,749)
Disposition of assets and liabilities, net	(22,655)	—	(1,394)
Cash equivalents acquired for branch acquisition	—	—	6,919
Cash equivalents acquired, net of payment for purchase acquisitions	(374)	71,101	241,215

Net cash provided by (used for) investing activities	73,137	8,319	(1,121,537)

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Financing Activities
Deposits, net	$311,011	$1,240,031	$91,591
Federal funds purchased and repurchase agreements, net	(202)	(208,523)	629,351
Other short-term borrowings, net	292,758	8,458	(13,563)
Issuance of long-term debt	127,321	1,638,743	1,321,134
Payment of long-term debt	(918,509)	(2,715,340)	(1,095,563)
Cash dividends paid on common stock	(51,097)	(46,750)	(39,068)
Excess tax benefits from share-based compensation	1,612	—	—
Other common stock activity	11,706	15,427	16,578

Net cash (used for) provided by financing activities	(225,400)	(67,954)	910,460

Net change in cash and cash equivalents	(4,874)	158,189	18,274
Cash and cash equivalents at beginning of year	362,705	204,516	186,242

Cash and cash equivalents at end of year	$357,831	$362,705	$204,516

Supplemental Cash Flow Data
Interest paid	$442,237	$311,935	$178,350
Income taxes paid, net	19,466	45,072	57,863
Significant non-cash investing and financing transactions:
Change in unrealized loss on available for sale securities	(1,667)	(44,111)	(18,017)
Loans transferred from held for sale to held for investment	97,196	—	—
Loans transferred to other real estate owned	5,616	8,323	10,868
Security sales, redemptions and calls settled subsequent to period-end	—	2,569	—
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	572	515,276	2,117,114
Fair value of common stock issued and stock options recognized	(73)	(77,636)	(329,728)
Basis of stock investment in acquiree, shares canceled effective with the acquisition closing date	—	—	(8,970)
Cash paid	(381)	(36,257)	(4)

Liabilities assumed	118	401,383	1,778,412

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

Nature of Operations

TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including mortgage, trust, investment, and insurance services to consumers and commercial customers. At December 31, 2006, TSFG operated through 77 branch offices in South Carolina, 66 in Florida, and 24 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

Accounting Estimates and Assumptions

The preparation of the Consolidated Financial Statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, for the effectiveness of derivative and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, share-based compensation, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and other employee benefit agreements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of The South Financial Group, Inc. and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity’s activities. TSFG consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. At December 31, 2006, TSFG had ten subsidiaries that were VIEs for which TSFG was not the primary beneficiary. Accordingly, the accounts of these statutory business trusts (“Trusts”) were not included in TSFG’s Consolidated Financial Statements. At December 31, 2006 and 2005, the Trusts had outstanding trust preferred securities with an aggregate par value of $173.5 million and $135.5 million, respectively. At December 31, 2006 and 2005, the principal assets of the Trusts are $178.9 million and $139.7 million, respectively, of the Company’s subordinated notes with identical rates of interest and maturities as the trust preferred securities (see Note 19). At December 31, 2006 and 2005, the Trusts have issued $5.4 million and $4.2 million, respectively, of common securities to the Company. The Company records interest expense on the subordinated debt and recognizes the dividend income on the common stock of the trust entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2006 presentations. Specifically, in 2006, TSFG reclassified certain deposit balances from noninterest-bearing to interest-bearing checking. Reclassifications have been made to the December 31, 2005 presentation in order to conform to the current presentation. This reclassification had no impact on total deposits, shareholders’ equity, or results of operations.

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

TSFG determines the fair value of its securities based on quoted market prices from observable market data. On a quarterly basis, TSFG evaluates declines in the market value below cost of any available for sale or held to maturity security for other-than-temporary impairment and, if necessary, charges the unrealized loss to operations and establishes a new cost basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 59, “Noncurrent Marketable Equity Securities” (“SAB 59”). To determine whether impairment is other-than-temporary, TSFG considers the reasons for the impairment, recent events specific to the issuer or industry, the severity and duration of the impairment, volatility of fair value, changes in value subsequent to period-end, external credit ratings, and forecasted performance of the investee. In addition, TSFG considers whether it has the ability and intent to hold the investment until a market price recovery and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. As the forecasted market price recovery period lengthens, the uncertainties inherent in the estimate increase, impacting the reliability of that estimate. To be included in assessment of recoverability, market price recoveries must reasonably be expected to occur within an acceptable forecast period. Ultimately, a lack of objective evidence to support recovery of a security’s cost over a reasonable period of time will result in an other-than-temporary impairment charge.

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

Loans or pools of loans are transferred from the held for sale portfolio to the held for investment portfolio when the intent to sell the loans has changed. Any previously recorded lower of cost or market adjustments are amortized to interest income over the remaining life of the loans.

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

In accordance with SFAS No. 114 (“SFAS 114”), “Accounting by Creditors for Impairment of a Loan,” loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful. A loan is also considered impaired if its terms are modified in a troubled debt restructuring. Impaired loans are placed in nonperforming status, and future payments are applied to principal until such time as collection of the obligation is no longer doubtful. Interest accrual resumes only when loans return to performing status. To return to performing status, loans must be fully current, and continued timely payments must be a reasonable expectation.

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

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments are based on management’s ongoing evaluation of the loan portfolio and unfunded lending commitments and reflect an amount that, in management’s opinion, is adequate to absorb probable incurred losses in these items. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management’s estimate of credit losses. Loans are charged against the allowance at such time as they are determined to be losses. Subsequent recoveries are credited to the allowance.

Management considers the year-end allowance appropriate and adequate to cover probable incurred losses in the loan portfolio; however, management’s judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies periodically review TSFG’s allowance for loan losses as part of their examination process and could require TSFG to adjust its allowance for loan losses based on information available to them at the time of their examination.

The methodology used to determine the reserve for unfunded lending commitment, which is included in other liabilities, is inherently similar to that used to determine the allowance for loan losses described above, adjusted for factors specific to binding commitments, including the probability of funding and exposure at default.

Concentrations of Credit Risk

TSFG’s loan portfolio is composed primarily of loans to individuals and small and medium sized businesses for various personal and commercial purposes primarily in South Carolina, the western and coastal regions of North Carolina, and the Jacksonville, Orlando, Tampa Bay, Gainesville, and certain southeastern Florida markets. The loan portfolio is diversified by borrower and geographic area within these regions. Industry concentrations parallel the mix of economic activity in these markets, the most significant of which is commercial real estate, and, to a lesser extent, the tourism and automobile industries. Although the portfolio is affected by economic conditions, repayment of loans therein is not excessively dependent on any specific economic segment.

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

TSFG uses derivatives to manage exposure to interest rate and foreign exchange risk and offers derivatives to its customers which they use to meet their risk management objectives. TSFG manages risks associated with its lending, investment, deposit taking, and borrowing activities. Derivatives for interest rate risk management include interest rate swaps, floors, options, and futures contracts. Derivatives used for foreign currency risk management consist of forward contracts. Interest rate swaps used by TSFG effectively convert specific fixed rate borrowings to a floating rate index, or vice versa, or serve to convert prime-based variable loan cash flows to fixed rate income streams. TSFG has also entered into swap contracts that effectively convert exposure taken on through the issuance of equity-linked and inflation-indexed certificates of deposit to LIBOR-based funding.

TSFG enters into forward sales commitments to hedge the interest rate risk arising from its mortgage banking activities.

TSFG may also, from time to time, enter into certain option and futures contracts that are not designated as hedging a specific asset, liability or forecasted transaction and are therefore considered trading positions. Such options and futures contracts typically have indices that relate to the pricing of specific on-balance sheet instruments and forecasted transactions and may be more speculative in nature. TSFG has policies that limit the amount of outstanding trading positions. At December 31, 2006, there were no such contracts outstanding.

TSFG also offers various derivatives, including interest rate, commodity, equity, credit, and foreign exchange contracts, to its customers; however TSFG neutralizes its market risk exposure with offsetting financial contracts from third party dealers. All derivative contracts associated with these programs are carried at fair value and are not considered hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by SFAS No. 137, 138, and 149.

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

All derivatives are recognized on the consolidated balance sheet in either other assets or other liabilities at their fair value in accordance with SFAS 133. On the trade date, TSFG designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation. Changes in fair value for derivatives that qualify as fair value hedges are recorded along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk as noninterest income in the consolidated statements of income. Changes in fair value for derivatives that qualify as cash flow hedges are recorded through other comprehensive income (net of tax) in shareholders’ equity to the extent that the hedge is effective. The net cash settlement on derivatives qualifying for hedge accounting is recorded in interest income or interest expense, as appropriate, based on the item being hedged. The net cash settlement on derivatives not qualifying for hedge accounting is included in noninterest income. Changes in the fair value of derivative instruments that fail to meet the criteria for hedge designation as a hedge under SFAS 133 or fail to meet the criteria thereafter are recorded as noninterest income in the consolidated statements of income.

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

When hedge accounting is discontinued, the future gains and losses on derivatives are recognized as noninterest income in the consolidated statements of income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, gains and losses that were accumulated in other comprehensive income are amortized or accreted into earnings as the hedged cash flows impact earnings. They are recognized in earnings immediately if the cash flow hedge was discontinued because a forecasted transaction is no longer probable of occurring.

TSFG may occasionally enter into a contract (the host contract) that contains an embedded derivative. If applicable, an embedded derivative is separated from the host contract, recorded at fair value and can be designated as a hedge that qualifies for hedge accounting; otherwise, the derivative is recorded at fair value with gains and losses recognized in the consolidated statements of income. TSFG’s equity-linked certificates of deposit contain embedded derivatives that require separation from the host contract.

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

Under the equity method of accounting, TSFG records its initial investment at cost. Subsequently, the carrying amount of the investment is increased or decreased to reflect TSFG’s share of income or loss of the investee. TSFG’s recognition of earnings or losses from an equity method investment is based on TSFG’s ownership percentage in the limited partnership or LLC and the investee’s earnings on a quarterly basis. The limited partnerships and LLCs generally provide their financial information during the quarter following the end of a given period. TSFG’s policy is to record its share of earnings or losses on equity method investments in the quarter the financial information is received.

All of the limited partnerships and LLCs in which TSFG invests are privately held, and their market values are not readily available. TSFG’s management evaluates its investments in limited partnerships and LLCs for impairment based on the investee’s ability to generate cash through its operations or obtain alternative financing, and other subjective factors. There are inherent risks associated with TSFG’s investments in limited partnerships and LLCs, which may result in income statement volatility in future periods.

Bank-Owned Life Insurance

TSFG has purchased life insurance policies on certain key employees. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the net cash surrender value are recorded in noninterest income.

Foreclosed Property

Other real estate owned, included in other assets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. In accordance with SFAS No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the property is classified as held for sale when the sale is probable and is expected to occur within one year. The property is initially carried at the lower of cost or estimated fair value less estimated selling costs. Principal losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these properties and gains and losses realized from the sale of other real estate owned are included in other noninterest income. Costs related to the development and improvements of such property are capitalized, whereas the costs related to holding the property are charged to expense. Other real estate owned totaled $3.4 million and $9.9 million at December 31, 2006 and 2005, respectively.

Personal property repossessions are acquired in partial or total satisfaction of problem loans and are included in other assets. These repossessions are initially carried at the lower of cost or estimated fair value. Principal losses existing at the time of acquisition of such personal properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these repossessed properties and gains and losses realized from their sale are included in other noninterest income. Personal property repossessions totaled $900,000 and $850,000 at December 31, 2006 and 2005, respectively.

Debt Issuance Costs

TSFG amortizes debt issuance costs over the life of the related debt using a method that approximates the effective interest method.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is an amendment of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and its related implementation guidance. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 25).

At December 31, 2006, TSFG had several share-based employee compensation plans, which are described more fully in Note 25. Prior to January 1, 2006, TSFG accounted for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”), as permitted by SFAS 123. No stock-based employee compensation cost was recognized in net income related to these stock options for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, TSFG adopted SFAS 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. TSFG has elected to expense future grants of awards with graded vesting on a straight-line basis over the requisite service period of the entire award. Results for prior periods have not been restated.

As a result of applying the provisions of SFAS 123R during 2006, TSFG recognized additional share-based compensation expense related to stock options and stock appreciation rights of $3.7 million, or $3.4 million net of tax. The increase in share-based compensation expense resulted in a $0.05 decrease in basic earnings per share and a $0.04 decrease in diluted earnings per share during 2006.

Prior to the adoption of SFAS 123R, TSFG presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Cash flows from financing activities for 2006 included $1.6 million in cash inflows from excess tax benefits related to stock compensation. TSFG has elected the “short-cut method” to determine the pool of windfall tax benefits.

The following table provides pro forma net income and earnings per share information, as if TSFG had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation option plans for the periods presented (dollars in thousands, except per share data).

	2005	2004
Net Income
Net income, as reported	$69,821	$119,508
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(2,381)	(2,452)

Pro forma net income	$67,440	$117,056

Basic Earnings Per Share
As reported	$0.95	$1.85
Pro forma	0.92	1.81

Diluted Earnings Per Share
As reported	$0.94	$1.80
Pro forma	0.90	1.77

See Note 25 for a summary of TSFG’s assumptions used to estimate the grant-date per share fair value of options in the above table.

Per Share Data

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities using the treasury stock method. Grants of restricted stock and restricted stock units (“RSUs”) are considered as issued for purposes of calculating diluted net income per share in accordance with SFAS No. 128, “Earnings Per Share.”

Business Segments

TSFG reports operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. TSFG has two reportable operating segments: Carolina First Bank and Mercantile Bank (see Note 30).

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

Recently Adopted Accounting Pronouncements

Prior Year Misstatements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to application of the guidance in SAB 108, TSFG used the roll-over method for quantifying financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. TSFG elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to January 1, 2006) of applying the guidance in SAB 108 (in thousands):

	Adjustment Recorded as of January 1, 2006	Period in which the Misstatement Originated
		Year Ended December 31,		Cumulative Prior to January 1, 2004
		2005	2004
Increase in accrued rent payable	$5,270	$611	$957	$3,702
Deferred income taxes	(1,858)	(215)	(338)	(1,305)

Decrease in retained earnings	$3,412	$396	$619	$2,397

TSFG had previously quantified these errors under the roll-over method and concluded that they were immaterial—individually and in the aggregate. The Company was not recognizing rent expense for several leases using the straight-line method as required by generally accepted accounting principles. As a result of this error, rent expense was understated and provision for income taxes was overstated as detailed in the table above.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of this standard did not have a significant impact on TSFG’s shareholders’ equity or results of operations.

Accounting for Purchases of Life Insurance

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. Issue No. 06-5 concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. TSFG will adopt this Interpretation in the first quarter of 2007 and does not expect the adoption of this standard to have a significant impact on shareholders’ equity or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB released FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. TSFG will adopt this Interpretation in the first quarter of 2007 and does not expect the adoption of this standard to have a significant impact on shareholders’ equity or results of operations.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets -an amendment of FASB Statement No. 140,” which simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 clarifies when to separately account for servicing rights, requires separately recognized servicing rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” TSFG will adopt this Interpretation in the first quarter of 2007 and does not expect the adoption of this standard to have a significant impact on shareholders’ equity or results of operations.

Recently Issued Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities

On February 15, 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for TSFG’s financial statements for the year beginning on January 1, 2008. The Company is currently evaluating the effect of adopting this standard on its Consolidated Financial Statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of adopting this standard on its Consolidated Financial Statements.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. In December 2006, the FASB issued a narrow exception to SFAS 155 in the form of a Derivative Implementation Guide that would exempt most securitized financial instruments that are subject to prepayment from the bifurcation requirements of SFAS 155 and SFAS 133. The Company is currently evaluating the effect of adopting this standard on its Consolidated Financial Statements.

Note 2. Accumulated Other Comprehensive (Loss) Income

The following summarizes accumulated other comprehensive (loss) income, net of tax (in thousands) for the years ended December 31:

	2006	2005	2004
Net Unrealized Losses on Securities Available for Sale
Balance at beginning of year	$(46,350)	$(18,496)	$(7,146)
Other comprehensive loss:
Unrealized holding losses arising during the period	(1,654)	(96,250)	(16,663)
Income tax benefit	634	35,605	6,260
Less: Reclassification adjustment for gains and losses included in net income	(13)	52,139	(1,354)
Income tax expense (benefit)	5	(19,348)	407

	(1,028)	(27,854)	(11,350)

Balance at end of year	(47,378)	(46,350)	(18,496)

Net Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of year	450	—	—
Other comprehensive (loss) income:
Unrealized (loss) gain on change in fair values	(113)	692	—
Income tax benefit (expense)	40	(242)	—
Less: Amortization of terminated swaps	(1,696)	—	—
Income tax expense	593	—	—

	(1,176)	450	—

Balance at end of year	(726)	450	—

	$(48,104)	$(45,900)	$(18,496)

Total other comprehensive loss	$(2,204)	$(27,404)	$(11,350)
Net income	112,866	69,821	119,508

Comprehensive income	$110,662	$42,417	$108,158

Note 3. Supplemental Financial Information to Consolidated Statements of Income

The following presents the details for noninterest income and noninterest expenses (in thousands) for the years ended December 31:

	2006	2005	2004
Noninterest Income
Service charges on deposit accounts	$45,041	$42,645	$36,332
Debit card income	8,269	6,548	4,211
Customer service fee income	4,467	4,049	2,956

Total customer fee income	57,777	53,242	43,499

Insurance income	12,025	7,447	4,520
Retail investment services	7,632	6,902	4,722
Trust and investment management income	6,124	4,819	3,779
Benefits administration fees	2,933	2,693	2,298

Total wealth management income	28,714	21,861	15,319

Merchant processing income	12,522	9,817	8,653
Bank-owned life insurance income	11,636	11,608	11,215
Mortgage banking income	8,155	7,434	6,106
Gain on equity investments	4,483	2,839	4,723
Gain (loss) on trading and derivative activities	3,150	(3,253)	33,319
Gain on disposition of assets and liabilities	2,498	—	2,350
Loss on indirect auto loans	(5,129)	—	—
(Loss) gain on sale of securities available for sale	(446)	(54,978)	6,998
Impairment of perpetual preferred stock	—	—	(10,367)
Other	8,691	6,640	3,062

Total noninterest income	$132,051	$55,210	$124,877

Noninterest Expenses
Salaries and wages	$140,331	$128,177	$90,221
Employee benefits	35,739	34,802	29,269
Occupancy	31,802	27,764	21,878
Furniture and equipment	25,216	23,301	20,938
Professional services	21,462	22,820	14,026
Merchant processing expense	10,215	7,943	6,811
Advertising and business development	9,894	8,627	6,318
Amortization of intangibles	8,775	8,637	6,043
Telecommunications	5,630	5,802	4,834
Loss on early extinguishment of debt	821	7,101	1,429
Merger-related costs	—	4,009	7,866
Contribution to foundation	—	683	—
Impairment loss (recovery) from write-down of assets	—	917	(277)
Conservation grant of land	—	—	3,350
Other	50,200	47,470	37,538

Total noninterest expenses	$340,085	$328,053	$250,244

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

The aggregate purchase price for Pointe was $97.9 million, which consisted of 2,193,941 shares of TSFG common stock valued at $67.5 million, $24.5 million cash, and outstanding employee and director stock options valued at $5.9 million. TSFG recorded net assets acquired of $26.6 million, a core deposit intangible of $6.7 million, and goodwill of $64.6 million.

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

Lossing Insurance Agency

On November 1, 2005, TSFG acquired the assets and certain liabilities of Lossing Insurance Agency, Inc. (“Lossing”), an independent insurance agency based in Ocala, Florida. TSFG paid $5.3 million cash (including $321,000 paid in 2006 under an earn-out provision), recorded net liabilities assumed totaling $895,000, recorded a customer list intangible asset of $2.2 million, and recorded goodwill of $4.0 million. The customer list intangible is being amortized over its estimated useful life of 16 years based on the declining balance method. In addition, TSFG agreed to make annual earn-out payments for each of October 31, 2007, 2008 and 2009. These earn-out payments are based on targeted earnings achievement and, if paid, would increase goodwill.

Bowditch Insurance Corporation

On June 6, 2005, TSFG acquired Bowditch Insurance Corporation (“Bowditch”), an independent insurance agency based in Jacksonville, Florida. TSFG issued 87,339 shares of TSFG common stock valued at $2.4 million and paid $2.0 million cash, recorded net liabilities assumed totaling $1.1 million, recorded a customer list intangible asset of $2.3 million, and recorded goodwill of $3.2 million. The customer list intangible is being amortized over its estimated useful life of 17 years based on the declining balance method. In addition, TSFG agreed to make annual earn-out payments, approximately 50% in cash and 50% in shares of common stock valued at the time of issuance for each of May 31, 2007, 2008 and 2009. These earn-out payments are based on targeted earnings achievement and, if paid, would increase goodwill.

Koss Olinger

On April 4, 2005, TSFG acquired the Koss Olinger group of companies, a wealth management group based in Gainesville, Florida. TSFG issued 56,398 shares of common stock valued at $1.5 million and paid $4.7 million cash, recorded net liabilities assumed of $479,000, recorded a customer list intangible asset of $1.7 million, and recorded goodwill of $5.0 million. The customer list intangible is being amortized over its estimated useful life of 19 years based on the declining balance method. In addition, TSFG agreed to issue earn-out shares valued and payable on May 17, 2010, based on targeted earnings achievement. If issued, the earn-out shares would increase goodwill.

CNB Florida Bancshares, Inc. and Florida Banks, Inc.

On July 16, 2004, TSFG acquired CNB Florida Bancshares, Inc. (“CNB Florida”) and Florida Banks, Inc. (“Florida Banks”), both headquartered in Jacksonville, Florida. CNB Florida operated through 16 branch offices in Northeast Florida. Florida Banks operated through seven branch offices in Tampa, Jacksonville, Gainesville, Ft. Lauderdale, Ocala, and West Palm Beach, Florida. In connection with these acquisitions, CNB Florida and Florida Banks were merged into Mercantile Bank.

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

Amortization of Premiums and Discounts

Premiums and discounts that resulted from recording the assets and liabilities acquired through bank acquisitions at their respective fair values are being amortized and accreted using methods that approximate a constant effective yield over the life of the assets and liabilities. This net amortization decreased income before income taxes by $2.6 million, $1.6 million, and $1.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 5. Disposition of Assets and Liabilities

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

Note 6. Discontinued Operations

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

Note 7. Restrictions on Cash and Due From Banks

The Subsidiary Banks are required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 2006 and 2005 were $81.7 million and $55.3 million, respectively.

At December 31, 2006 and 2005, TSFG had restricted cash totaling $505,000 and $14.7 million, respectively, collateralizing derivative financial instruments.

Note 8. Securities

The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31 were as follows:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Treasury	$169,095	$57	$2,433	$166,719
U.S. Government agencies	666,308	20	13,294	653,034
Mortgage-backed securities	1,455,818	137	55,667	1,400,288
State and municipals	346,164	304	4,980	341,488
Other investments	181,373	3,474	2,920	181,927

	$2,818,758	$3,992	$79,294	$2,743,456

Securities Held to Maturity
State and municipals	$52,208	$248	$455	$52,001
Other investments	100	—	—	100

	$52,308	$248	$455	$52,101

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available for Sale
U.S. Treasury	$184,211	$103	$1,846	$182,468
U.S. Government agencies	666,078	572	10,208	656,442
Mortgage-backed securities	1,745,088	329	56,555	1,688,862
State and municipals	379,686	419	6,213	373,892
Other investments	194,139	2,170	2,406	193,903

	$3,169,202	$3,593	$77,228	$3,095,567

Securities Held to Maturity
State and municipals	$62,548	$567	$518	$62,597
Other investments	100	—	—	100

	$62,648	$567	$518	$62,697

At December 31, 2006, other investments in securities available for sale included the following (recorded at the estimated fair value): corporate bonds of $113.4 million, FHLB stock of $52.2 million, community bank stocks of $12.4 million, and other equity investments of $3.9 million. At December 31, 2005, other investments in securities available for sale included the following (recorded at the estimated fair value): corporate bonds of $112.2 million, FHLB stock of $67.6 million, community bank stocks of $10.1 million, and other equity investments of $4.0 million.

The amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31, 2006, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The estimated fair value of securities was determined using quoted market prices.

	December 31, 2006
	Amortized Cost	Estimated Fair Value
Securities Available for Sale
Due in one year or less	$173,792	$172,890
Due after one year through five years	847,888	819,206
Due after five years through ten years	1,017,232	989,562
Due after ten years	715,156	694,003
No contractual maturity	64,690	67,795

	$2,818,758	$2,743,456

Securities Held to Maturity
Due in one year or less	$12,426	$12,423
Due after one year through five years	30,444	30,355
Due after five years through ten years	9,438	9,323
Due after ten years	—	—
No contractual maturity	—	—

	$52,308	$52,101

Gross realized gains, gross realized losses, and sale proceeds for available for sale securities (in thousands) for the years ended December 31 are summarized as follows. These net gains or losses are shown in noninterest income as gain (loss) on sale of available for sale securities and gain on equity investments.

	2006	2005	2004
Gross realized gains	$4,722	$6,003	$15,394
Gross realized losses	(685)	(58,142)	(3,673)

Net gain (loss) on available for sale securities and equity investments	$4,037	$(52,139)	$11,721

Sale proceeds	$40,274	$2,903,526	$1,826,897

At December 31, 2006, TSFG had no investment securities classified as trading, while at December 31, 2005, TSFG had $1.4 million in investment securities classified as trading. In 2006 and 2005, TSFG had no change in net unrealized holding gains on trading securities. TSFG’s change in net unrealized holding gains on trading securities, which are included in earnings, totaled $1,000 for 2004.

Securities with market values of approximately $2.3 billion and $2.6 billion at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes. The amortized cost totaled approximately $2.3 billion and $2.7 billion for these same periods.

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

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31 were as follows (in thousands):

	2006
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Treasury	$3	$—	$164,629	$2,433	$164,632	$2,433
U.S. Government agencies	129,597	698	520,778	12,596	650,375	13,294
Mortgage-backed securities	122,674	597	1,264,180	55,070	1,386,854	55,667
State and municipals	44,899	194	263,643	4,786	308,542	4,980
Other investments	26,299	786	78,522	2,134	104,821	2,920

	$323,472	$2,275	$2,291,752	$77,019	$2,615,224	$79,294

Securities Held to Maturity
State and municipals	$509	$1	$21,668	$454	$22,177	$455

	2005
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S. Treasury	$128,771	$136	$51,590	$1,710	$180,361	$1,846
U.S. Government agencies	478,059	7,975	50,368	2,233	528,427	10,208
Mortgage-backed securities	938,640	33,544	584,212	23,011	1,522,852	56,555
State and municipals	199,300	2,801	141,907	3,412	341,207	6,213
Other investments	66,092	1,355	32,746	1,051	98,838	2,406

	$1,810,862	$45,811	$860,823	$31,417	$2,671,685	$77,228

Securities Held to Maturity
State and municipals	$9,847	$188	$16,084	$330	$25,931	$518

At December 31, 2006, TSFG had 1,205 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, mortgage-backed securities, state and municipals, and corporate bonds (a $2.7 million unrealized loss included in other investments) summarized above were attributable to increases in interest rates, rather than credit quality. The majority of these securities are government and agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold its debt securities until a market price recovery or maturity. Therefore, at December 31, 2006, these investments are not considered impaired on an other-than-temporary basis. At December 31, 2006, TSFG’s equity investments with unrealized losses are not considered impaired on an other-than-temporary basis due to the lack of severity of the impairment.

In December 2004, TSFG recorded $9.9 million and $511,000 in other-than-temporary impairments on its perpetual preferred stock investments in Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, respectively. In accordance with SFAS 115 and SAB 59 as the forecasted market price recovery period lengthened on these investments, TSFG determined there was a lack of objective evidence to support recovery of the cost of these securities over a reasonable period of time, which resulted in the other-than-temporary impairment charge.

TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. At December 31, 2006, TSFG’s investment in these entities totaled $20.5 million, of which $11.8 million were accounted for under the cost method and $8.7 million were accounted for under the equity method. At December 31, 2005, TSFG’s investment in these entities totaled $17.1 million, of which $9.3 million were accounted for under the cost method and $7.8 million were accounted for under the equity method.

Note 9. Loans

The following is a summary of loans held for investment by category (in thousands) at December 31:

	2006	2005
Commercial, financial and agricultural	$2,152,375	$1,936,963
Real estate - construction	1,630,366	1,497,605
Real estate - residential mortgages (1-4 family)	1,416,005	1,493,317
Commercial secured by real estate	3,727,316	3,441,576
Consumer	775,805	1,069,934

Loans held for investment	$9,701,867	$9,439,395

Included in the above:
Nonaccrual loans	$37,168	$33,255

Loans past due 90 days still accruing interest	$3,129	$4,548

No interest income was recognized on nonaccrual loans during 2006, 2005 or 2004.

The following tables summarize information on impaired loans (in thousands), all of which are commercial loans on nonaccrual status, at and for the years ended December 31:

	2006	2005	2004
Impaired loans (year end) (1)	$28,733	$16,911	$28,836
Related allowance (year end)	6,686	4,336	11,129
Interest income recognized	—	—	—
Foregone interest	1,665	1,200	1,935

(1)

Impaired loans are defined in accordance with SFAS 114 and include troubled debt restructurings. In second quarter 2006, TSFG enhanced its policy to include nonaccruing loans that are fully protected by collateral as impaired loans. This change added $6.0 million to impaired loans at December 31, 2006.

The average recorded investment in impaired loans for the years ended December 31, 2006, 2005, and 2004 was $26.3 million, $25.6 million, and $47.8 million, respectively. Impaired loans totaling $16.8 million and $6.6 million at December 31, 2006 and 2005, respectively, had a specific allowance of zero. At December 31, 2006 and 2005, impaired loans included $500,000 and $1.9 million, respectively, in restructured loans.

TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate dollar amount of these outstanding loans was $48.9 million, $39.5 million, and $39.5 million at December 31, 2006, 2005, and 2004, respectively. During 2006, new loans of $31.0 million were made, and payments totaled $21.6 million. During 2005, new loans of $14.9 million were made, and payments totaled $14.9 million.

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk (whether on- or off-balance sheet) arising from financial instruments can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration to any individual client. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by commercial real estate. At December 31, 2006, the Company had $3.7 billion in commercial real estate loans, representing 38.4% of total loans. A geographic concentration arises because the Company operates primarily in the Southeastern region of the United States.

During the second quarter of 2006, TSFG identified and sold $359.6 million of indirect auto loans originally classified as loans held for investment and recorded a $3.5 million loss on the sale. In connection with the sale, TSFG transferred $3.1 million out of the allowance for loan losses. There were no indirect auto loan sales in 2005 or 2004. Indirect auto loan production for the months of June and July 2006 was originally classified as held for sale at loan origination based on management’s intent to sell these loans. For the year ended December 31, 2006, TSFG recorded a loss on indirect auto loans of $5.1 million, which included lower of cost or market adjustments on the loans held for sale, losses on swaps economically hedging the anticipated monthly sale of the loans, and the $3.5 million loss on sale mentioned above.

On July 31, 2006, TSFG changed its original intent to sell these loans and decided to retain these loans and transferred them to the held for investment portfolio. This change in intent was based on the expectation of improved profitability margins associated with this portfolio as a result of specific actions taken by management, as well as the challenges associated with selling indirect auto loans for a gain. The previously recorded lower of cost or market adjustments, which totaled $1.2 million, on these loans will be amortized over the remaining life of the loans. For the year ended December 31, 2006, interest income included $165,000 of income representing amortization of the lower of cost or market adjustment. In addition, all subsequent originations have been recorded as loans held for investment.

Note 10. Allowance for Credit Losses

The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses for each of the years in the three-year period ended December 31, 2006 are presented below (in thousands).

	2006	2005	2004
Allowance for loan losses
Balance at beginning of year	$107,767	$96,434	$72,811
Purchase accounting adjustments	—	3,741	20,682
Allowance adjustment for loans sold	(3,089)	—	(506)
Provision for loan losses	33,347	39,493	34,979
Loans charged off	(36,623)	(39,214)	(37,003)
Recoveries of loans previously charged off	10,261	7,313	5,471

Balance at end of year	$111,663	$107,767	$96,434

Reserve for unfunded lending commitments
Balance at beginning of year	$1,583	$484	$476
Provision for (reversal of) unfunded lending commitments	(558)	1,099	8

Balance at end of year	$1,025	$1,583	$484

Allowance for credit losses
Balance at beginning of year	$109,350	$96,918	$73,287
Purchase accounting adjustments	—	3,741	20,682
Allowance adjustment for loans sold	(3,089)	—	(506)
Provision for credit losses	32,789	40,592	34,987
Loans charged off	(36,623)	(39,214)	(37,003)
Recoveries of loans previously charged off	10,261	7,313	5,471

Balance at end of year	$112,688	$109,350	$96,918

Note 11. Premises and Equipment

Premises and equipment at December 31 are summarized (in thousands) as follows:

	2006	2005
Land and land improvements	$51,720	$39,171
Buildings	79,669	73,391
Furniture, fixtures and equipment	118,165	112,141
Capitalized software	27,122	23,146
Leasehold improvements	46,056	39,515
Construction in progress	8,343	3,599

	331,075	290,963
Less accumulated depreciation and amortization	111,912	97,389

	$219,163	$193,574

Depreciation and amortization of premises and equipment totaled $19.8 million, $18.6 million, and $17.0 million in 2006, 2005 and 2004, respectively. At December 31, 2006, there were no land and buildings pledged as collateral for long-term debt.

Note 12. Goodwill

The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the years ended December 31, 2006 and 2005:

	Carolina First Bank	Mercantile Bank	Other	Total
Balance, December 31, 2004	$206,401	$362,215	$3,237	$571,853
Purchase accounting adjustments	366	75,688	—	76,054

Balance, December 31, 2005	206,767	437,903	3,237	647,907
Purchase accounting adjustments	364	2,221	—	2,585

Balance, December 31, 2006	$207,131	$440,124	$3,237	$650,492

The goodwill for each reporting unit was tested for impairment as of June 30, 2006 in accordance with SFAS 142. TSFG will continue to perform this testing annually as of June 30th each year. The fair value of each reporting unit was estimated using a cash flow approach based upon the present value of expected future cash flows and a market approach based upon recent purchase transactions and public company market values. These valuations indicated that no impairment charge was required as of the June 30, 2006 test date. Since June 30, 2006, there have been no events or conditions indicating impairment.

Note 13. Other Intangible Assets

Other intangible assets, net of accumulated amortization, at December 31 are summarized as follows (in thousands):

	2006	2005
Core deposit intangible	$58,895	$58,895
Less accumulated amortization	(31,505)	(25,143)

	27,390	33,752

Non-compete agreement intangible	5,672	5,672
Less accumulated amortization	(3,735)	(2,430)

	1,937	3,242

Customer list intangible	7,797	7,797
Less accumulated amortization	(2,048)	(940)

	5,749	6,857

	$35,076	$43,851

The following presents the details for amortization expense of intangible assets (in thousands) for the years ended December 31:

	2006	2005	2004
Core deposit intangible	$6,362	$6,680	$5,080
Non-compete agreement intangible	1,305	1,331	805
Customer list intangible	1,108	626	158

Total amortization expense of intangible assets	$8,775	$8,637	$6,043

The estimated amortization expense for amortizable intangible assets (in thousands) for the years ended December 31 is as follows:

	Core Deposit Intangible	Non- Compete Agreement Intangible	Customer List Intangible	Total
2007	$5,663	$1,149	$980	$7,792
2008	4,684	529	847	6,060
2009	3,830	256	737	4,823
2010	3,396	3	644	4,043
2011	3,007	—	566	3,573
Aggregate total for all years thereafter	6,810	—	1,975	8,785

	$27,390	$1,937	$5,749	$35,076

Note 14. Derivative Financial Instruments and Hedging Activities

The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) at December 31, 2006 and 2005 is presented below.

	December 31, 2006			December 31, 2005
	Fair Value		Notional Amount	Fair Value		Notional Amount
	Asset	Liability		Asset	Liability
Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$143	$—	$183,000	$1,785	$—	$278,500
Interest rate swaps associated with lending activities	1,979	3,408	870,000	422	1,515	435,000
Interest rate floor associated with lending activities	1,564	—	200,000	—	—	—

Fair Value Hedges
Interest rate swaps associated with brokered CDs	—	33,541	1,167,585	48	29,315	1,111,170

Other Derivatives
Forward foreign currency contracts	36	36	18,119	482	482	31,715
Options, interest rate swaps and other	6,236	5,922	278,846	3,988	11,656	221,453

	$9,958	$42,907	$2,717,550	$6,725	$42,968	$2,077,838

At December 31, 2006, TSFG’s fair value hedges include interest rate swaps to convert the payment profile on certain brokered CDs from a fixed rate to a floating rate based on LIBOR and to similarly convert exposure taken on through the issuance of equity-linked and inflation-indexed certificates of deposit. TSFG’s cash flow hedges include the following: interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans; interest rate swaps to convert a portion of its variable rate structured repurchase agreements and FHLB advances to fixed rates; and an interest rate floor which protects the Company from decreases in the hedged cash flows on certain prime-based interest receipts below the strike rate on the floor. Amounts included in other comprehensive income related to cash flow hedges represent unrealized gains or losses on derivative contracts which will be reported in earnings over time as net cash settlements. With respect to these cash flow hedges, forecasted transactions are being hedged through 2011.

At December 31, 2006 and 2005, certain derivative liabilities were collateralized by approximately $505,000 and $14.7 million, respectively, in cash. Certain derivative liabilities were also collateralized by securities, which are held by third-party safekeepers. The approximate amortized cost and fair value of these securities at December 31, 2006 were $29.7 million and $28.8 million, respectively. The approximate amortized cost and fair value of these securities at December 31, 2005 were $21.0 million and $20.4 million, respectively.

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

In June and July of 2006, TSFG hedged the anticipated monthly sale of indirect auto loans with pay-fixed interest rate swaps. These swaps did not qualify for hedge accounting and were marked to market through earnings with no offsetting adjustment for the hedged item. TSFG terminated these hedges as of July 31, 2006 when it transferred its indirect auto loan production for June and July, originally classified as held for sale, to held for investment. In 2006, the loss on indirect auto loans included realized losses of $150,000 on these swaps.

In 2006, 2005, and 2004 noninterest income included $3.2 million of net gains, $3.3 million of net losses, and $33.3 million of net gains, respectively, for trading and derivative activities. These gains and losses include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133 (see Note 1), as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness for fair value hedges, which totaled gains of $88,000 and losses of $181,000, respectively, for the years ended December 31, 2006 and 2005; and other miscellaneous items.

Note 15. Deposits

Deposits (in thousands) at December 31 are summarized in the table below.

	2006	2005
Noninterest-bearing demand deposits	$1,280,908	$1,458,914
Interest-bearing checking	1,208,125	1,162,891
Money market accounts	2,435,413	2,290,134
Savings accounts	181,192	187,101

Total core deposits	5,105,638	5,099,040
Time deposits under $100,000	1,680,878	1,401,469
Time deposits of $100,000 or more	1,105,793	1,395,247

Customer deposits	7,892,309	7,895,756
Brokered deposits	1,624,431	1,338,681

Total deposits	$9,516,740	$9,234,437

Maturities of time deposits (includes brokered deposits) at December 31, 2006 are as follows (in thousands):

2007	$2,644,467
2008	236,524
2009	250,552
2010	309,823
2011	193,940
Thereafter	775,796

$4,411,102

Prepaid broker fees, net of accumulated amortization, totaled $13.8 million and $11.1 million at December 31, 2006 and 2005, respectively, and are included in other assets on the consolidated balance sheet. Amortization of prepaid broker fees totaled $2.6 million, $3.4 million, and $3.3 million in 2006, 2005, and 2004 and is reported in interest expense on deposits in the consolidated statements of income.

Note 16. Income Taxes

The aggregate amount of income tax expense (benefit) (in thousands) included in the consolidated statements of income and in the consolidated statements of changes in shareholders’ equity and comprehensive income (in thousands) for the years ended December 31, 2006, 2005, and 2004 were as follows:

	2006	2005	2004
Income before discontinued operations	$47,682	$25,404	$55,489
Discontinued operations	—	(216)	(264)
Changes recorded in shareholders’ equity
Cumulative effect of initial application of SAB 108	(1,858)	—	—
Change in unrealized gains on fair value of cash flow hedges	(633)	242	—
Change in unrealized losses on available for sale securities	(639)	(16,257)	(6,667)

	$44,552	$9,173	$48,558

Income tax expense (benefit) attributable to income before income taxes and discontinued operations (“income tax expense”) (in thousands) for the years ended December 31, 2006, 2005, and 2004 consisted of the following:

	2006	2005	2004
Current
U.S. Federal	$42,691	$34,138	$41,295
State and local	(683)	3,120	4,761

	42,008	37,258	46,056

Deferred
U.S. Federal	5,266	(11,105)	8,808
State and local	408	(749)	625

	5,674	(11,854)	9,433

Total income tax expense	$47,682	$25,404	$55,489

Income tax expense differed from the amounts computed by applying TSFG’s statutory U.S. federal income tax rate of 35% for the years ended December 31, 2006, 2005, and 2004 to pretax income from continuing operations as a result of the following (in thousands):

	2006	2005	2004
Income tax expense at federal statutory rate	$56,192	$33,467	$61,420
State income tax, net of federal benefit	(179)	1,541	3,501
Increase (decrease) resulting from:
Subsidiary stock, recognition of basis difference	2,537	(2,444)	—
Bank-owned life insurance	(4,073)	(4,063)	(3,926)
Nontaxable municipal interest	(3,635)	(3,433)	(2,632)
Income tax credits	(520)	(170)	(436)
Dividends received deduction	(26)	(341)	(871)
Change in federal and state valuation allowance for deferred income tax assets	(1,923)	(190)	47
Other, net	(691)	1,037	(1,614)

	$47,682	$25,404	$55,489

The tax effected sources of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities at December 31 are presented below (in thousands):

	2006	2005
Deferred Income Tax Assets
Loan loss allowance deferred for income tax purposes	$40,689	$39,126
Unrealized losses on securities available for sale	27,924	27,285
Compensation expense deferred for income tax reporting purposes	18,677	15,397
Federal capital loss carryforward	1,669	6,947
Unrealized losses on fair value of derivatives not qualifying for hedge accounting	3,438	12,875
Excess basis of MSRs for income tax purposes over financial reporting purposes	—	1,632
State net operating loss carryforwards	2,968	2,085
Excess basis of securities for income tax purposes over financial reporting purposes	1,841	919
Federal net operating loss carryforward	1,220	885
Unrealized losses on cash flow hedges and fair value of derivatives deferred for income tax reporting purposes	391	—
Miscellaneous accruals and reserves	5,417	4,091
Other	5,665	3,073

	109,899	114,315
Less valuation allowance	4,255	6,178

	105,644	108,137

Deferred Income Tax Liabilities
Excess basis of intangible assets for financial reporting purposes over income tax basis	19,545	23,588
Income tax depreciation in excess of book depreciation	16,173	10,270
Excess basis of prepaid and deferred expenses for financial reporting purposes over income tax basis	6,638	7,757
Unrealized gains on cash flow hedges and fair value of derivatives deferred for income tax reporting purposes	—	242
Excess carrying value of assets acquired for financial reporting purposes over income tax basis	298	847
Income tax bad debt reserve recapture adjustment	101	20

	42,755	42,724

Net deferred income tax assets	$62,889	$65,413

Changes in net deferred income tax assets were (in thousands):

	2006	2005
Balance at beginning of year	$65,413	$31,478
Purchase accounting adjustments	20	6,066
Income tax benefit from change in unrealized losses on available for sale securities	639	16,257
Income tax expense from change in fair values on cash flow hedges	633	(242)
Income tax benefit from cumulative effect of initial application of SAB 108	1,858	—
Deferred income tax (expense) benefit on continuing operations	(5,674)	11,854

Balance at end of year	$62,889	$65,413

TSFG had a current tax receivable of $2.7 million and $24.6 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, TSFG has net operating loss carryforwards for state income tax purposes of $64.6 million available to offset future taxable state income, if any, which expires in years 2010 through 2026. TSFG also has capital loss carryforwards for financial reporting purposes of $4.8 million, which are available to reduce future taxable federal capital gains, if any, through 2009.

The valuation allowance for deferred income tax assets as of December 31, 2006 and 2005 was $4.3 million and $6.2 million, respectively. The net change in the valuation allowance relative to state net operating loss carryforwards and net deferred state income tax assets for the years ended December 31, 2006 and 2005 was an increase of $1.2 million and $373,000, respectively. The net change in valuation allowance relative to federal capital loss carryforwards for the years ended December 31, 2006 and 2005 was a decrease of $3.1 million and $387,000, respectively. The valuation allowance relative to its federal net operating loss carryforward did not change for the year ended December 31, 2006, while the net change in the year ended December 31, 2005 was a decrease of $176,000.

The Internal Revenue Service (“IRS”) and TSFG have settled all issues related to the Company’s federal income tax returns for 2003 and all prior years. The settlement resulted in TSFG recognizing a net tax benefit of $220,000.

TSFG has also entered into a voluntary settlement with the state of South Carolina effective December 31, 2006 regarding uncertain tax positions taken by the Company in current and previous years. The settlement resulted in TSFG recognizing a net tax benefit of $4.9 million.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon TSFG’s ability to generate taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and income tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not TSFG will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2006. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Tax returns for 2004 forward are subject to examination by the Internal Revenue Service.

Note 17. Short-Term Borrowed Funds

Short-term borrowings and their related weighted average interest rates at December 31 were (in thousands):

	2006		2005
	Amount	Rate	Amount	Rate
Federal funds purchased and repurchase agreements	$1,421,099	4.97%	$1,421,301	4.15%
FHLB advances	175,000	5.32	—	—
Treasury, tax and loan note	139,989	5.18	20,131	3.06
Commercial paper	32,631	5.36	32,933	4.42

	$1,768,719	5.03%	$1,474,365	4.13%

Repurchase agreements represent overnight and short-term borrowings by Carolina First Bank and Mercantile Bank collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers. The approximate cost and fair value of these securities at December 31, 2006 were $633.5 million and $614.4 million, respectively. The approximate cost and fair value of these securities at December 31, 2005 were $338.5 million and $330.3 million, respectively.

The maximum short-term borrowings outstanding at any month end were (in thousands):

	2006	2005
Federal funds purchased and repurchase agreements	$1,770,513	$1,724,812
FHLB advances	175,000	—
Treasury, tax and loan note	140,821	183,001
Commercial paper	39,532	35,085
Aggregate short-term borrowings	1,930,300	1,761,125

Average short-term borrowings during 2006, 2005, and 2004, were $1.7 billion, $1.5 billion, and $1.4 billion, respectively. The average interest rates on short-term borrowings during 2006, 2005, and 2004 were 4.90%, 3.24%, and 1.40%, respectively.

Interest expense on short-term borrowings for the years ended December 31 related to the following (in thousands):

	2006	2005	2004
Federal funds purchased and repurchase agreements	$77,264	$46,426	$17,568
FHLB advances	4,083	—	96
Treasury, tax and loan note	3,366	1,841	80
Commercial paper	1,798	1,090	1,095
Line of credit to unaffiliated bank and other	14	24	69

	$86,525	$49,381	$18,908

Note 18. Unused Lines of Credit

At December 31, 2006, the Subsidiary Banks had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $1.7 billion (which may be canceled at the lenders’ option). These lines of credit are generally available on a one-to-ten day basis for funding short-term liquidity needs by the Subsidiary Banks. At December 31, 2006, the Subsidiary Banks had $40.0 million of excess collateral to support FHLB advances, subject to adjustments regarding acceptability by the FHLB.

At December 31, 2006, the parent company had three unused short-term lines of credit totaling $35.0 million. At maturity, these lines of credit may be canceled at the lenders’ option. One line of credit for $15.0 million matures May 14, 2007 and has a fixed interest rate of one-month LIBOR plus 125 basis points commencing on the draw date. The second line of credit for $10.0 million matures June 30, 2007 and has a variable interest rate of one-month LIBOR plus 200 basis points. The third line of credit for $10.0 million matures November 14, 2007 and has a variable interest rate of one-month LIBOR plus 170 basis points.

The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At December 31, 2006, the Subsidiary Banks had qualifying collateral to secure advances up to $674.7 million, of which none was outstanding.

Note 19. Long-Term Debt

Long-term debt at December 31 consisted of the following (in thousands, except for descriptions of terms):

	2006	2005
Repurchase agreements; fixed and variable rates ranging from 3.93% to 5.17% due from 2010 to 2012, notwithstanding certain earlier call dates; collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers, and corporate bonds valued at $553.2 million; interest payable quarterly	$521,000	$821,000

FHLB advances; fixed and variable interest rates ranging from 3.36% to 6.27% due from 2008 to 2018, notwithstanding certain earlier call dates; collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences valued at $388.1 million, commercial loans valued at $69.8 million, and mortgage-backed securities valued at $116.6 million; initial maturity of one year or greater; interest payable quarterly	328,113	852,140

Subordinated Notes; due June 15, 2036; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.59%; balance can be prepaid in whole or in part after June 15, 2011 at accrued and unpaid interest plus outstanding principal (1)	41,238	—

Mandatorily redeemable preferred stock of subsidiary; redeemable May 31, 2012; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.50% (2)	38,500	38,500

Subordinated Notes; due July 7, 2036; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.56%; balance can be prepaid in whole or in part after July 7, 2011 at accrued and unpaid interest plus outstanding principal (1)	36,083	—

Mandatorily redeemable preferred stock of subsidiary; redeemable January 31, 2031; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to 11.125% (2)	26,300	26,300

Subordinated Notes; due October 7, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.5% through July 7, 2007); balance can be prepaid in whole or in part on or after July 7, 2007 at accrued and unpaid interest plus outstanding principal (1)	25,774	25,774

Mandatorily redeemable preferred stock of subsidiary; redeemable January 31, 2011; preferred stock can be redeemed in whole or in part on or after December 8, 2005; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.00% (2)	25,000	25,000

Subordinated Notes; due November 7, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to three-month LIBOR plus 3.45% (not to exceed 12.5% through November 7, 2007); balance can be prepaid in whole or in part after November 7, 2007 at accrued and unpaid interest plus outstanding principal (1)	22,681	22,681

Subordinated Notes; due June 30, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.0% through June 30, 2007); balance can be prepaid in whole or in part after June 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	20,619	20,619

Subordinated Notes; due July 30, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.625% (not to exceed 12.0% through July 30, 2007); balance can be prepaid in whole or in part after July 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	18,042	18,042

Subordinated Notes; due December 17, 2013; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 2.83%; balance can be prepaid on December 17, 2008 at par plus accrued and unpaid interest	10,000	10,000

Subordinated Notes; due June 30, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.0% through June 30, 2007); balance can be prepaid in whole or in part after June 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	4,124	4,124

Subordinated Notes; due April 22, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.70% (not to exceed 11.0% through April 22, 2007); balance can be prepaid in whole or in part after April 22, 2007 at accrued and unpaid interest plus outstanding principal (1)	4,124	4,124

	2006	2005
Subordinated Notes; due June 26, 2033; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.10% (not to exceed 11.75% through June 26, 2008); balance can be prepaid in whole or in part after June 26, 2008 at accrued and unpaid interest plus outstanding principal (1)	3,093	3,093

Subordinated Notes; due December 26, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.25% (not to exceed 11.75% through December 26, 2007); balance can be prepaid in whole or in part after December 26, 2007 at accrued and unpaid interest plus outstanding principal (1)	3,093	3,093

Note payable; interest at 12.50% due December 31, 2012; collateralized by a United States Treasury note valued at $2.1 million; with current annual payments of approximately $232,000	828	865

Employee stock ownership plan note payable to RBC/Centura Bank; due July 23, 2007; collateralized by 22,661 shares of TSFG stock valued at approximately $603,000; interest at Centura Bank’s prime rate less 1.25% with monthly principal payments of $25,000	200	500

Subordinated Notes; due December 8, 2031; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.75% (not to exceed 11.0% through December 8, 2006); balance can be prepaid in whole or in part after December 8, 2006 at accrued and unpaid interest plus outstanding principal (1)	—	31,959

Subordinated Notes; due December 18, 2031; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.60% (not to exceed 12.5% through December 18, 2006); balance can be prepaid in whole or in part after December 18, 2006 at accrued and unpaid interest plus outstanding principal (1)	—	6,186

Subordinated Notes; due December 20, 2006; unsecured; interest payable semi-annually of each year and at maturity at a rate per annum of 6.33%	—	6,000

	1,128,812	1,920,000
Purchase accounting premiums, net of amortization	1,663	2,151

	$1,130,475	$1,922,151

(1)

The balance can also be prepaid in whole (but not in part) at any time within a specified number of days (as defined in the indenture) following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

(2)	The balance can be redeemed in whole or in part following the occurrence of a tax or capital event (as defined in the terms of the preferred stock).

Required annual principal payments for the five years subsequent to December 31, 2006 are as follows (in thousands):

2007	$269
2008	52,874
2009	130,080
2010	83,086
2011	60,094
Thereafter	802,409

$1,128,812

During the second half of 2006, the FHLB and certain structured repurchase agreement counterparties exercised options to put certain long-term borrowings back to TSFG. The funding was repaid and replaced with non-puttable funding, which is reflected on the December 31, 2006 balance sheet as an increase to other short-term borrowings and brokered deposits.

Debt issuance costs, net of accumulated amortization, totaled $4.5 million and $6.0 million at December 31, 2006 and 2005, respectively, and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $671,000, $671,000, and $596,000 in 2006, 2005, and 2004 and is reported in other noninterest expenses on the consolidated statements of income.

During the years ended December 31, 2006, 2005 and 2004, TSFG recognized losses on the early extinguishment of debt totaling $821,000, $7.1 million, and $1.4 million, respectively. Such losses are included in noninterest expenses. The loss for 2006 reflects the write-off of unamortized debt issuance costs associated with $38.1 million of subordinated notes, with interest rates ranging from 8.99% to 9.17%, which TSFG called for redemption. The loss for 2005 reflects the costs to terminate certain structured repurchase agreement borrowings totaling $1.5 billion, with interest rates ranging from 2.12% to 3.74%. The losses were offset by a gain related to prepayment discounts on Federal Home Loan Bank advances totaling $345.0 million with fixed interest rates ranging from 1.84% to 3.57%. The loss for 2004 related to prepayment penalties for repurchase agreement borrowings totaling $185.0 million with interest rates ranging from 1.54% to 2.99%.

Note 20. Contingent Liabilities and Commitments

Legal Proceedings

TSFG is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its business. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not be expected to materially affect TSFG’s consolidated financial position or results of operations.

Recourse Reserve

As part of its acquisition of Florida Banks, TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At December 31, 2006, the estimated recourse reserve liability, included in other liabilities, totaled $6.1 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

Lease Commitments

Minimum rental payments under noncancelable operating leases at December 31, 2006 are as follows (in thousands):

2007	$18,906
2008	18,573
2009	16,391
2010	13,401
2011	12,592
Thereafter	104,645

$184,508

Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $17.3 million, $15.0 million, and $11.3 million in 2006, 2005, and 2004, respectively. The leases typically provide that the lessee pay property taxes, insurance, and maintenance cost.

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

Unfunded loan commitments and letters of credit at December 31, 2006 were approximately $2.4 billion and included the following (in thousands):

Loan commitments:
Commercial, financial, agricultural, and other	$885,087
Commercial secured by real estate	807,126
Home equity loans	512,263
Standby letters of credit	177,905
Documentary letters of credit	944
Unused business credit card lines	28,442

The total portfolios of loans serviced or subserviced for non-affiliated parties at December 31, 2006 and 2005 were $284.7 million and $118.3 million, respectively.

TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are loan commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. At December 31, 2006, the aggregate dollar amount of these unfunded loan commitments to the aforementioned directors, officers and their associates totaled $31.7 million and are included in the unfunded loan commitments presented above.

Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary and such amount was not significant at December 31, 2006. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2006 was $177.9 million.

Note 21. Capital Stock

On December 14, 2006, TSFG’s Board of Directors authorized a stock repurchase program of up to 4 million shares. This authorization replaced TSFG’s existing stock repurchase authorization. Subsequent to year end, on January 29, 2007, TSFG repurchased 1 million shares in connection with the aforementioned authorization, under an accelerated share repurchase agreement.

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

Note 22. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require TSFG and the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2006, that TSFG and the Subsidiary Banks met all capital adequacy requirements.

As of December 31, 2006, the most recent notification from federal banking agencies categorized TSFG and the Subsidiary Banks as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” the Subsidiary Banks must maintain minimum total risk-based capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table. Since December 31, 2006, there have been no events or conditions that management believes have changed the Subsidiary Banks’ categories.

TSFG’s and the Subsidiary Banks’ capital levels at December 31 exceeded the “well capitalized levels,” as shown below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	2006	2005	2006	2005	2006	2005
TSFG
Tier 1 capital	$1,123,448	$1,001,841	$460,086	$452,321	n/a	n/a
Total risk-based capital	1,302,469	1,181,672	920,172	904,641	n/a	n/a
Tier 1 capital ratio	9.77%	8.86%	4.00%	4.00%	n/a	n/a
Total risk-based capital ratio	11.32	10.45	8.00	8.00	n/a	n/a
Leverage ratio	8.34	7.07	4.00	4.00	n/a	n/a

Carolina First Bank
Tier 1 capital	$652,897	$574,184	$283,028	$273,988	$424,542	$410,982
Total risk-based capital	815,930	735,467	566,056	547,976	707,570	684,971
Tier 1 capital ratio	9.23%	8.38%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	11.53	10.74	8.00	8.00	10.00	10.00
Leverage ratio	7.70	6.26	4.00	4.00	5.00	5.00

Mercantile Bank
Tier 1 capital	$413,006	$357,736	$181,407	$184,031	$272,110	$276,047
Total risk-based capital	545,394	491,438	362,814	368,062	453,517	460,078
Tier 1 capital ratio	9.11%	7.78%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	12.03	10.68	8.00	8.00	10.00	10.00
Leverage ratio	8.07	6.85	4.00	4.00	5.00	5.00

Note 23. Restriction of Dividends from Subsidiaries

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

The terms for the mandatory redeemable preferred stock of subsidiary included in long-term debt specify certain asset coverage and cash flow tests, which, if triggered, may prohibit the subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Note 24. Average Share Information

The following is a summary of the basic and diluted average common shares outstanding for the years ended December 31:

	2006	2005	2004
Basic
Average common shares outstanding (denominator)	74,940,249	73,307,403	64,592,317

Diluted
Average common shares outstanding	74,940,249	73,307,403	64,592,317
Dilutive potential common shares	602,599	1,287,223	1,642,854

Average diluted shares outstanding (denominator)	75,542,848	74,594,626	66,235,171

The following options were outstanding for the years ended December 31 but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

2006		2005		2004
Number of shares	Range of Exercise Prices	Number of shares	Range of Exercise Prices	Number of shares	Range of Exercise Prices
500,900	$26.69 to $27.68	236,698	$29.06 to $29.40	25,180	$29.93 to $30.35
503,429	$27.70 to $31.26	61,419	$29.93 to $31.26	33,489	$31.26
362,515	$31.96	420,995	$31.96	515,710	$31.96

Note 25. Stock Compensation Plans

TSFG has a Long-Term Incentive Plan (the “LTIP”), a restricted stock plan, and various stock option plans. These plans provide for grants of restricted stock units (“RSUs”), restricted stock, options to purchase TSFG’s $1 par value common stock, or other share-based awards. Service awards are expensed over the vesting period (typically three or five years following the grant date). For performance-based RSUs and restricted stock, TSFG estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date. Compensation expense is adjusted in the period such estimates change. Income tax benefits related to stock compensation in excess of grant date fair value are recognized as an increase to surplus upon vesting and delivery of the stock. The compensation cost that was charged against income for these plans and the total income tax benefit recognized in the income statement for share-based compensation arrangements were as follows (in thousands):

	2006	2005	2004
Compensation cost charged against income	$6,418	$1,720	$2,870
Total income tax benefit recognized in income statement	1,252	602	1,004

Restricted Stock and Other Share-Based Awards

TSFG’s LTIP provides for incentive compensation in the form of stock options, restricted stock, RSUs, performance units (which may be stock based), stock appreciation rights and other stock-based forms of director compensation. These grants may be made to directors, officers, employees, prospective employees, and consultants of TSFG. At December 31, 2006, authorized shares under the LTIP totaled 2.0 million shares (subject to further limitation of 1.2 million shares for restricted stock), of which 711,611 shares were available to be granted. TSFG also has a Restricted Stock Plan for awards to certain key employees. At December 31, 2006, authorized shares under the Restricted Stock Plan totaled 875,000 shares, of which 173,085 shares were available to be granted.

During the year ended December 31, 2006, TSFG awarded 18,135 shares with a weighted-average fair value of $26.41 for director compensation under the LTIP and expensed $479,000 in directors’ fees associated with these grants in the same period. During the year ended December 31, 2005, TSFG awarded 14,599 shares with a weighted-average fair value of $29.29 for director compensation under the LTIP and expensed $428,000 in directors’ fees associated with these grants in the same period.

Shares of restricted stock granted to employees under both the LTIP and the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

In 2006, TSFG’s board of directors approved new LTIP awards for the period 2006 – 2008. A total of 343,335 RSUs have been reserved for potential issuance for the 2006 – 2008 period, which includes both service and performance-based awards. Of these units, the service award component (90,330 RSUs) will be expensed ratably over the three-year vesting period, assuming continued employment of the LTIP participant. The remaining RSUs are performance-based awards and will vest based on achieving, during 2008, certain earnings per share targets relative to a broad regional bank peer group, and return on equity targets. Achieving target performance (100%) on both of the performance goals will result in the issuance of 168,670 shares, although a maximum of 84,335 additional shares may be issued if more stringent performance hurdles are met. The compensation expense related to the performance-based RSUs will be recognized ratably over the period from the date of award through December 31, 2008, based on management’s assessment of the probability that the performance targets will be met. Based on its assessment at December 31, 2006, management determined that it is not probable that the performance targets will be met. Consequently, TSFG recognized no expense related to the performance targets in 2006. If the performance targets are not reached, the corresponding RSUs will be forfeited.

Additionally, in the third quarter 2006, TSFG’s board of directors issued 400,000 RSUs with a total grant date fair value of $10.8 million to the CEO/Chairman in connection with amending his employment agreement. The RSUs will be expensed ratably over the seven-year vesting period, unless certain events (including termination without cause, death, disability, or change of control) occur which would accelerate vesting (and thus expensing) of the RSUs.

The following is a summary of the status of TSFG’s nonvested shares of restricted stock and RSUs as of December 31, 2006 and changes during the year ended December 31, 2006.

	LTIP					Restricted Stock Plan
	RSUs		Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	—		$—	62,803	$30.54	106,650	$28.30
Granted	767,466	(1)	26.92	—	—	12,500	26.71
Vested	(1,333)		26.83	(18,443)	30.54	(39,729)	28.30
Cancelled	(22,798)		26.83	(2,551)	30.54	(3,900)	28.30

Nonvested at December 31, 2006	743,335	(1)	26.08	41,809	30.54	75,521	28.04

(1)	Assumes maximum performance targets are met for performance-based awards.

As of December 31, 2006, there was $19.1 million of total unrecognized compensation cost related to nonvested shares of restricted stock and RSUs, assuming maximum performance targets are met for performance-based awards. At such date, the weighted-average period over which the service component of this unrecognized expense is expected to be recognized was 3.0 years. The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $1.7 million and $2.1 million, respectively.

In 2005, under the LTIP, TSFG issued cash-settled stand alone stock appreciation rights, which are accounted for as liability-classified awards pursuant to SFAS 123R. The strike price of each stock appreciation right equals the fair market value of TSFG’s common stock on the date of grant. Stock appreciation rights issued to employees under this plan are exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant, and have a maximum contractual term of ten years. The following is a summary of the stock appreciation rights activity under the LTIP for the year ended December 31, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, January 1, 2006	271,550	$29.40
Granted	—	—
Cancelled	(45,590)	29.40
Exercised	—	—

Outstanding, December 31, 2006	225,960	$29.40	8.9	$—

Exercisable, December 31, 2006	45,600	$29.40	8.9	$—

Unrecognized stock-based compensation expense related to stock appreciation rights totaled $448,000 at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 4.0 years.

Stock Option Plans

TSFG has a Stock Option Plan, a Directors’ Stock Option Plan, a Fortune 50 Stock Option Plan, and various option plans assumed in connection with acquisitions (collectively referred to as “stock-based option plans”). At December 31, 2006, authorized shares under the Stock Option Plan totaled 4.7 million shares, of which 84,000 were available to be granted. The exercise price of each option either equals or exceeds the fair market value of TSFG’s Common Stock on the date of grant. Options issued to employees under the Stock Option Plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant, and have a maximum contractual term of ten years. Under the Directors’ Stock Option Plan, TSFG may grant options to its non-employee directors and advisory board members. At December 31, 2006, authorized shares under the Directors’ Stock Option Plan totaled 650,000 shares, of which 128,000 were available to be granted. The exercise price of each director’s option equals the fair market value of TSFG’s common stock on the date of grant. Options issued to directors under the Directors’ Stock Option Plan vest immediately on the grant date, and have a maximum contractual term of ten years.

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

	2006	2005	2004
Expected life (in years)	6.07	6.71	7.09
Expected volatility	26.50%	30.40%	34.85%
Risk-free interest rate	4.57	4.30	3.78
Expected dividend yield	2.61	2.20	2.04
Weighted-average fair value of options granted during the period	$6.70	$8.79	$10.62

The following is a summary of the activity under the stock-based option plans for the year ended December 31, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding, January 1, 2006	4,245,664	$21.45
Granted	967,750	26.05
Cancelled	(206,866)	28.19
Exercised	(472,812)	15.54

Outstanding, December 31, 2006	4,533,736	$22.74	5.9	$20,960

Exercisable, December 31, 2006	2,868,610	$20.23	4.2	$19,845

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $1.7 million and $2.3 million, respectively. Unrecognized stock-based compensation expense related to stock options totaled $9.5 million at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.8 years.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2006 and 2005 was $7.0 million and $11.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1.6 million and $4.3 million, respectively, for the years ended December 31, 2006 and 2005. TSFG has a policy of issuing new shares to satisfy stock option exercises.

Note 26. Employee Benefits

TSFG maintains the Carolina First Salary Reduction Plan and Trust (“401(k) Plan”) for all eligible employees. Upon ongoing approval of the Board of Directors, TSFG matches employee contributions equal to six percent of compensation subject to certain adjustments and limitations. Contributions of $5.5 million, $4.7 million, and $3.9 million were charged to operations in 2006, 2005, and 2004, respectively.

TSFG maintains The South Financial Group, Inc. Employee Stock Ownership Plan (“ESOP”) for all eligible employees. The ESOP has a loan, guaranteed by TSFG, used to acquire shares of stock of TSFG. Such stock is pledged as collateral for the loan. At December 31, 2006, the ESOP owned 176,471 shares of TSFG stock, of which 22,661 were pledged to secure the loan. The remainder was allocated to individual accounts of participants. In accordance with the requirements of the American Institute of Certified Public Accountants Statements of Position 76-3 and 93-6, TSFG presents the outstanding loan amount as long-term debt and as a reduction of shareholders’ equity in the accompanying consolidated balance sheets (Note 19). TSFG contributions to the ESOP are the primary source of funds used to service the debt. Annual contributions consist of amounts necessary to service the debt and other amounts at the discretion of, and determined by, the Board of Directors, and may not exceed the maximum amount deductible under the applicable sections of the Internal Revenue Code. For the years ended December 31, 2006, 2005, and 2004, contributions of $363,000, $402,000, and $432,000, respectively, were charged to operations. There were no discretionary contributions made during 2006.

TSFG maintains Supplementary Executive Retirement Plans (“SERPs”) for certain officers. These plans provide salary continuation benefits after the participant reaches normal retirement age (usually age 65) or early retirement (age 55 and 7 years of service) and continue for 15 years. The SERPs also provide limited benefits in the event of early termination or disability while employed by TSFG and full benefits to the officer’s beneficiaries in the event of the officer’s death. In the event of a change of control of TSFG as defined in the SERPs, the officers become 100% vested in the total benefit. TSFG has purchased life insurance policies on these officers in order to fund the payments required by the SERPs. For the years ended December 31, 2006, 2005 and 2004, costs of $3.7 million, $5.1 million, and $3.5 million, respectively, were charged to expense related to these SERPs.

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

TSFG maintains an Executive Deferred Compensation Plan for certain officers. This plan allows the participant to defer up to 80% of base annual salary and 100% of annual bonus compensation on a pre-tax basis. TSFG provides a match of 10% of the employee contribution. The deferral elections are irrevocable and cannot be changed during the plan year. TSFG’s match becomes fully vested after five years. Payments from the plan will automatically begin upon the employee’s retirement, termination of employment, or death during employment. However, participants may choose to receive payments prior to these events, such as an in-service distribution, an elective early withdrawal, or upon a change in control. Deferred compensation expense, which is associated with TSFG’s matching contributions, totaled $144,000, $140,000, and $130,000 in 2006, 2005, and 2004, respectively.

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

Note 27. Merger-Related and Direct Acquisition Costs

In connection with its acquisitions in 2005 and 2004, TSFG recorded pre-tax merger-related costs, included in expense, and direct acquisition costs, included in goodwill. The merger-related and direct acquisition costs were recorded as incurred. The following summarizes these charges (in thousands) for the years ended December 31, 2005 and 2004:

	2005	2004
Merger-Related Costs
Compensation-related expenses	$833	$2,533
System conversion costs	906	1,505
Travel	491	910
Advertising	729	214
Other	1,050	2,704

	$4,009	$7,866

Direct Acquisition Costs
Investment banking and professional fees	$2,808	$5,432
Contract and lease terminations	1,078	8,547
Severance	312	1,094

	$4,198	$15,073

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

Note 28. Related Party Transactions

During the years ended December 31, 2006, 2005 and 2004, lease payments aggregating approximately $37,000, $27,000, and $26,000, respectively, were made to affiliates of directors or companies in which certain directors have an interest. These lease payments were made in the ordinary course of business and were on terms comparable to those that would have been obtained between unrelated parties.

At December 31, 2006 and 2005, TSFG had loans to TSFG directors, directors of its subsidiaries, executive officers, and associates of such persons totaling $48.9 million and $39.5 million, respectively. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. At December 31, 2006, the aggregate dollar amount of these unfunded loan commitments to the aforementioned directors, officers and their associates totaled $31.7 million. See Notes 9 and 20 for further details.

Note 29. Fair Value of Financial Instruments

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

Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing bank balances, federal funds sold, federal funds purchased and short-term repurchase agreements, and other short-term borrowings.

Investment securities are valued using quoted market prices. Fair value for loans is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality. Loan commitments and letters of credit, which are off-balance-sheet financial instruments, are short-term and typically based on current market rates; therefore, the fair values of these items are not included in the following table.

Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. For brokered deposits the call date is used instead of maturity date. Fair value for long-term debt is based on discounted cash flows using current market rates for similar instruments.

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

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$326,567	$326,567	$341,195	$341,195
Interest-bearing bank balances	31,264	31,264	21,510	21,510
Trading securities	—	—	1,402	1,402
Securities available for sale	2,743,456	2,743,456	3,095,567	3,095,567
Securities held to maturity	52,308	52,101	62,648	62,697
Net loans	9,618,760	9,639,809	9,368,799	9,375,917
Derivative assets	9,958	9,958	6,725	6,725

Financial Liabilities
Deposits	9,516,740	9,557,941	9,234,437	8,691,573
Federal funds purchased and repurchase agreements	1,421,099	1,421,099	1,421,301	1,421,301
Other short-term borrowings	347,620	347,620	53,064	53,064
Long-term debt	1,130,475	1,135,445	1,922,151	1,921,082
Derivative liabilities	42,907	42,907	42,968	42,968

Note 30. Business Segments

TSFG has two principal operating segments, Carolina First Bank and Mercantile Bank, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Both of these subsidiaries, by virtue of exceeding certain quantitative thresholds, are reportable segments. The reportable segments engage in general banking business focusing on commercial, consumer and mortgage lending to small and middle market businesses and consumers in their market areas. The reportable segments also provide demand transaction accounts and time deposit accounts to businesses and individuals. Carolina First Bank offers products and services primarily to customers in South Carolina, North Carolina and on the Internet. Mercantile Bank offers products and services primarily to customers in its market areas in Florida. Revenues for Carolina First Bank and Mercantile Bank are derived primarily from interest and fees on loans, interest on investment securities, service charges on deposits, wealth management income, and other customer-related fees. No single customer accounts for a significant amount of the revenues of either reportable segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TSFG accounts for inter-segment revenues and expenses as if these transactions were to third parties, that is, at current market prices. TSFG evaluates performance based on budget to actual comparisons and segment profits.

Segment information (in thousands) is shown in the table below. The “Other” column includes all other business activities that did not meet the quantitative thresholds and therefore are not shown as a reportable segment. Effective December 1, 2005, CF Technology Services Company, a wholly-owned subsidiary of TSFG, was merged into Carolina First Bank. Reclassifications have been made to the 2005 and 2004 presentations in order to conform to the current presentation.

	Carolina First Bank	Mercantile Bank	Other	Eliminating Entries	Total
Year Ended December 31, 2006
Net interest income	$249,914	$168,022	$(16,566)	$—	$401,370
Provision for credit losses	26,138	6,650	—	—	32,788
Noninterest income	124,139	41,123	10,122	(43,333)	132,051
Noninterest expenses	239,806	128,624	14,988	(43,333)	340,085
Amortization of intangibles (a)	2,859	5,770	146	—	8,775
Income tax expense	32,111	21,941	(6,370)	—	47,682
Net income	75,998	51,930	(15,062)	—	112,866

December 31, 2006
Total assets	$8,714,292	$5,640,960	$1,811,748	$(1,956,484)	$14,210,516
Total loans	5,905,885	3,914,538	—	(90,000)	9,730,423
Total deposits	5,844,057	3,719,874	—	(47,191)	9,516,740

Year Ended December 31, 2005
Net interest income	$254,691	$164,919	$(10,554)	$—	$409,056
Provision for credit losses	31,554	9,057	(19)	—	40,592
Noninterest income	53,069	23,247	17,702	(38,808)	55,210
Noninterest expenses	226,675	118,015	22,171	(38,808)	328,053
Merger-related costs (a)	—	4,009	—	—	4,009
Amortization of intangibles (a)	3,177	5,314	146	—	8,637
Income tax expense	11,946	18,762	(5,304)	—	25,404
Discontinued operations, net of income tax	—	(396)	—	—	(396)
Net income	37,585	41,936	(9,700)	—	69,821

December 31, 2005
Total assets	$9,026,550	$5,701,350	$1,700,523	$(2,109,138)	$14,319,285
Total loans	5,695,119	3,871,447	—	(90,000)	9,476,566
Total deposits	5,646,031	3,647,630	—	(59,224)	9,234,437

Year Ended December 31, 2004
Net interest income	$239,253	$103,272	$(6,684)	$—	$335,841
Provision for credit losses	27,591	7,387	9	—	34,987
Noninterest income	114,732	20,510	13,013	(23,378)	124,877
Noninterest expenses	184,120	74,110	15,392	(23,378)	250,244
Merger-related costs (a)	779	7,010	77	—	7,866
Amortization of intangibles (a)	3,170	2,658	215	—	6,043
Income tax expense	43,568	16,757	(4,836)	—	55,489
Discontinued operations, net of income tax	—	(490)	—	—	(490)
Net income	98,706	25,038	(4,236)	—	119,508

(a)	Included in noninterest expenses

Note 31. Parent Company Financial Information

The following is condensed financial information (dollars in thousands) of The South Financial Group (Parent Company only):

Condensed Balance Sheets

	December 31,
	2006	2005
Assets
Cash and due from banks	$44,986	$57,752
Investment in subsidiaries:
Bank subsidiaries	1,697,533	1,572,638
Nonbank subsidiaries	5,042	5,014

Total investment in subsidiaries	1,702,575	1,577,652
Receivable from subsidiaries	664	75
Other investments	15,340	11,092
Other assets	42,022	48,029

	$1,805,587	$1,694,600

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$31,421	$26,952
Payables to subsidiaries	432	1,613
Borrowed funds	32,831	33,433
Subordinated debt	178,871	145,695
Shareholders’ equity	1,562,032	1,486,907

	$1,805,587	$1,694,600

Condensed Statements of Income

	Years Ended December 31,
	2006	2005	2004
Income
Equity in undistributed net income of subsidiaries	$127,977	$48,292	$37,854
Dividend income from subsidiaries	—	31,189	84,638
Gain on equity investments	459	3,239	6,056
Interest income from subsidiaries	516	336	277
Sundry	6,603	11,774	5,134

	135,555	94,830	133,959

Expenses
Interest on borrowed funds	17,174	10,950	8,149
Loss on early extinguishment of debt	821	—	—
Sundry	11,094	19,342	10,853

	29,089	30,292	19,002

Income before taxes	106,466	64,538	114,957
Income tax benefit	(6,400)	(5,283)	(4,551)

Net income	$112,866	$69,821	$119,508

Condensed Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Operating Activities
Net income	$112,866	$69,821	$119,508
Adjustments to reconcile net income to net cash (used for) provided by operations
Equity in undistributed net income of subsidiaries	(127,977)	(48,292)	(37,854)
Gain on disposition of equity investments	(459)	(3,239)	(6,056)
Loss on early extinguishment of debt	821	—	—
Contribution to foundation	—	683	—
Decrease (increase) in other assets	1,692	(8,719)	2,518
Increase (decrease) in other liabilities	3,606	7,024	(5,515)

Net cash (used for) provided by operating activities	(9,451)	17,278	72,601

Investing Activities
Distribution from (investment in) subsidiaries	334	2,048	(37,279)
Loans to subsidiaries, net	3,896	3,628	(1,697)
Purchase of premises and equipment	(10,894)	(3,354)	(8,227)
Sale of premises and equipment	10,645	8,605	2,970
Proceeds from disposition of equity investments	910	9,269	7,282
Purchase of equity investments	(3,541)	(3,845)	(3,018)

Net cash provided by (used for) investing activities	1,350	16,351	(39,969)

Financing Activities
Borrowings, net	(602)	3,228	(15,094)
Issuance of subordinated debt	77,321	—	—
Payment of subordinated debt	(44,145)	—	—
Cash dividends paid	(51,097)	(46,750)	(39,068)
Other	13,858	15,855	16,827

Net cash used for financing activities	(4,665)	(27,667)	(37,335)

Net change in cash and cash equivalents	(12,766)	5,962	(4,703)
Cash and cash equivalents at beginning of year	57,752	51,790	56,493

Cash and cash equivalents at end of year	$44,986	$57,752	$51,790

Note 32. Quarterly Financial Data (Unaudited)

The following provides quarterly financial data for 2006 and 2005 (dollars in thousands, except per share data).

2006 Quarterly Financial Data

	Three Months Ended
	December 31	September 30	June 30	March 31
Interest income	$220,530	$218,591	$215,712	$205,367
Interest expense	123,876	119,908	112,590	102,455

Net interest income	96,654	98,683	103,122	102,912
Provision for credit losses	8,838	6,553	7,487	9,911
Noninterest income	32,799	37,912	32,020	29,320
Noninterest expenses	93,564	83,628	83,059	79,834

Income before income taxes	27,051	46,414	44,596	42,487
Income tax expense	3,500	14,249	15,253	14,680

Net income	$23,551	$32,165	$29,343	$27,807

Net income per common share, basic	$0.31	$0.43	$0.39	$0.37

Net income per common share, diluted	$0.31	$0.43	$0.39	$0.37

2005 Quarterly Financial Data

	Three Months Ended
	December 31	September 30	June 30	March 31
Interest income	$204,412	$194,735	$184,901	$170,249
Interest expense	99,479	91,146	82,616	72,000

Net interest income	104,933	103,589	102,285	98,249
Provision for credit losses	10,833	8,853	9,944	10,962
Noninterest (loss) income	(24,960)	16,428	50,471	13,271
Noninterest expenses	100,973	81,035	79,535	66,510

(Loss) income before taxes and discontinued operations	(31,833)	30,129	63,277	34,048
Income tax (benefit) expense	(15,436)	9,039	20,565	11,236

(Loss) income from continuing operations	(16,397)	21,090	42,712	22,812
Discontinued operations, net of tax	—	—	—	(396)

Net (loss) income	$(16,397)	$21,090	$42,712	$22,416

Per common share, basic:
(Loss) income from continuing operations	$(0.22)	$0.28	$0.58	$0.32
Discontinued operations	—	—	—	(0.01)

Net (loss) income	$(0.22)	$0.28	$0.58	$0.31

Per common share, diluted:
(Loss) income from continuing operations	$(0.22)	$0.28	$0.57	$0.32
Discontinued operations	—	—	—	(0.01)

Net (loss) income	$(0.22)	$0.28	$0.57	$0.31

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

(a)	At December 31, 2006, TSFG’s management, under the supervision and with the participation of TSFG’s Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of December 31, 2006, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	(1) Statement of management’s responsibility for maintaining adequate internal controls:

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

(2) Statement identifying the framework utilized by management to assess internal control:

See Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.

(3) Management’s assessment of the effectiveness of internal control:

See Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.

(4) Statement that the independent registered public accounting firm has issued an attestation report on management’s assessment of internal control:

See Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.

(c)	Attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on TSFG’s assessment of the effectiveness of its internal control over financial reporting:

See “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report on Form 10-K.

(d)	Changes in internal control over financial reporting:

TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with the evaluation described in paragraph (a) during the quarter ended December 31, 2006 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

See Executive Compensation Plan Data in the Registrants’ Proxy Statement relating to the 2007 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

See Election of Directors, Executive Officers, Business Experience of Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

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

Item 11. Executive Compensation

See Director Compensation and Executive Compensation in TSFG’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference. However, the information provided in the Proxy Statement under the heading “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or subject to liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Security Ownership of Certain Beneficial Owners and Management in TSFG’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Certain Relationships and Related Transactions in TSFG’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

See Audit Fees, Other Audit Committee Matters, and Ratification of Independent Registered Public Accounting Firm for 2007 in TSFG’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

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

(a)(3) Listing of Exhibits

Exhibit No.		Description of Exhibit	Location
3.1		Articles of Incorporation.	Incorporated by reference to Exhibits 3.1 and 3.2 of TSFG’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004

3.2		Bylaws of TSFG	Incorporated by reference to Exhibit 3.1 of TSFG’s Current Report on Form 8-K dated August 17, 2005, Commission File No. 0-15083

4.1		Specimen TSFG Common Stock certificate	Incorporated by Reference to Exhibit 4.1 of TSFG’s Registration Statement on Form S-1, Commission File No. 33-7470

4.2		Articles of Incorporation, as amended	Included as Exhibit 3.1

4.3		Bylaws	Included as Exhibit 3.2

4.4		Amended and Restated Common Stock Dividend Reinvestment Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-3, Commission File No. 333-137578

10.1	*	TSFG Amended and Restated Restricted Stock Agreement Plan	Included herewith

Exhibit No.	Description of Exhibit	Location
10.2*	TSFG Employee Stock Ownership Plan	Incorporated by reference to Exhibit 10.2 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 0-15083

10.3*	TSFG Third Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.1 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

10.4*	TSFG Salary Reduction Plan	Incorporated by reference to Exhibit 28.1 of TSFG’s Registration Statement on Form S-8, Commission File No. 33-25424

10.5*	Amended and Restated Employment Agreement dated September 3, 2006 between TSFG and Mack I. Whittle, Jr.	Incorporated by reference to Exhibit 99.1 of TSFG’s Current Report on Form 8-K dated September 3, 2006

10.6*	Noncompetition, Severance and Employment Agreement dated October 4, 2004 by and between TSFG and Timothy K. Schools	Incorporated by reference to Exhibit 10.5 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.7*	Employment Agreements, as amended, between TSFG and James W. Terry, Jr.	Incorporated by reference to (1) Exhibit 10.7 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 1995; to Exhibit 10.3 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and (3) to Exhibit 99.2 of TSFG’s Current Report on Form 8-K dated December 28, 2006

10.8*	Letter Agreement between John C. DuBose and The South Financial Group, Inc. dated December 28, 2006	Incorporated by reference to Exhibit 99.3 of TSFG’s Current Report on Form 8-K dated December 28, 2006

10.9*	Employment Agreements, as amended, between TSFG and Andrew B. Cheney	Incorporated by reference to (1) Exhibit 10.10 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001; (2) to Exhibit 99.1 of TSFG’s Current Report on Form 8-K dated December 7, 2005; (3) to Exhibit 99.1 of TSFG’s Current Report on Form 8-K dated June 1, 2006 and (4) to Exhibit 99.1 of TSFG’s Current Report on Form 8-K dated December 28, 2006

10.10*	TSFG Management Incentive Compensation Plan (MPIP)	Incorporated by reference to Exhibit 10.26 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

Exhibit No.	Description of Exhibit	Location
10.11*	Amended and Restated TSFG Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 15083

10.12*	TSFG Directors Stock Option Plan	Incorporated by reference to Exhibit 99.1 from TSFG’s Registration Statement on Form S-8, Commission File No. 33-82668/82670

10.13*	TSFG Amended and Restated Fortune 50 Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-8, Commission File No. 333-31948

10.14*	Carolina First Bank Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.20 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 0-15083

10.15*	Supplemental Executive Retirement Agreements between TSFG and Mack I. Whittle, Jr., Timothy K. Schools, John C. DuBose, Andrew B. Cheney and James W. Terry, Jr.	Incorporated by reference to Exhibit 10.25 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2003 (for Whittle, Dubose, Cheney and Terry); Incorporated by reference to Exhibit 10.11 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (for Schools)

10.16*	Amended TSFG Long Term Incentive Plan	Included herewith

10.17*	TSFG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.27 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 0-15083

10.18*	Form of Grant for TSFG 2006-2008 Long-Term Incentive Plan – Restricted Stock Unit Award Agreement	Included herewith

11.1	Statement of Computation of Earnings Per Share.	Filed herewith as Note 24 of the Notes to Consolidated Financial Statements

21.1	Subsidiaries of TSFG	Filed herewith

22.1	Proxy Statement for the 2007 Annual Meeting of Shareholders	Future filing incorporated by reference pursuant to General Instruction G(3)

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of KPMG LLP	Filed herewith

23.3	Opinion of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Included herewith

23.4	Opinion of KPMG LLP, an Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

Exhibit No.	Description of Exhibit	Location
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

*	This is a management contract or compensatory plan.

Copies of exhibits are available upon written request to the Corporate Secretary of The South Financial Group, Inc.

Type	Date Filed	Reporting Purpose

(c) See Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTH FINANCIAL GROUP, INC.

Name	Title	Date

/s/ MACK I. WHITTLE, JR. Mack I. Whittle, Jr.	President and Chief Executive Officer	February 28, 2007

/s/ TIMOTHY K. SCHOOLS Timothy K. Schools	Executive Vice President (Principal Accounting and Chief Financial Officer)	February 28, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Name	Title	Date

/s/ MACK I. WHITTLE, JR. Mack I. Whittle, Jr.	Chairman and Director	February 28, 2007

/s/ WILLIAM P. BRANT William P. Brant	Director	February 28, 2007

/s/ J. W. DAVIS J. W. Davis	Director	February 28, 2007

/s/ C. CLAYMON GRIMES, JR. C. Claymon Grimes, Jr.	Director	February 28, 2007

/s/ M. DEXTER HAGY M. Dexter Hagy	Director	February 28, 2007

/s/ WILLIAM S. HUMMERS III William S. Hummers III	Director	February 28, 2007

/s/ CHALLIS M. LOWE Challis M. Lowe	Director	February 28, 2007

/s/ DARLA MOORE Darla Moore	Director	February 28, 2007

/s/ JON W. PRITCHETT Jon W. Pritchett	Director	February 28, 2007

/s/ H. EARLE RUSSELL, JR. H. Earle Russell, Jr.	Director	February 28, 2007

Name	Title	Date

/s/ CHARLES B. SCHOOLER Charles B. Schooler	Director	February 28, 2007

/s/ EDWARD J. SEBASTIAN Edward J. Sebastian	Director	February 28, 2007

/s/ JOHN C. B. SMITH, JR. John C. B. Smith, Jr.	Director	February 28, 2007

/s/ WILLIAM R. TIMMONS III William R. Timmons III	Director	February 28, 2007

/s/ SAMUEL H. VICKERS Samuel H. Vickers	Director	February 28, 2007

/s/ DAVID C. WAKEFIELD III David C. Wakefield III	Director	February 28, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	TSFG Amended and Restated Restricted Stock Agreement Plan

10.16	Amended TSFG Long Term Incentive Plan

10.18	Form of Grant for TSFG 2006-2008 Long-Term Incentive Plan – Restricted Stock Unit Award Agreement

21.1	Subsidiaries of TSFG

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002