Form 10-Q
period 2007-03-31
SOUTH FINANCIAL GROUP INC
filed 2007-05-10
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____ to____

Commission file number 0-15083

The South Financial Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

102 South Main Street, Greenville, South Carolina	29601
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s $1.00 par value common stock as of May 7, 2007 was 74,151,226.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	March 31,
			December 31,
	2007	2006	2006

Assets
Cash and due from banks	$257,884	$249,324	$326,567
Interest-bearing bank balances	7,012	10,406	31,264
Federal funds sold and securities purchased to resell	50,000	—	—
Securities
Available for sale, at fair value	2,546,047	2,982,574	2,743,456
Held to maturity (fair value $46,025, $57,263, and $52,101, respectively)	46,217	57,508	52,308

Total securities	2,592,264	3,040,082	2,795,764

Loans held for sale	33,519	23,536	28,556
Loans held for investment	9,898,134	9,720,891	9,701,867
Less: Allowance for loan losses	(113,736)	(111,219)	(111,663)

Net loans held for investment	9,784,398	9,609,672	9,590,204

Premises and equipment, net	223,738	203,953	219,163
Accrued interest receivable	72,801	69,739	77,523
Goodwill	650,536	649,684	650,492
Other intangible assets, net	33,075	41,644	35,076
Other assets	452,920	463,885	455,907

Total assets	$14,158,147	$14,361,925	$14,210,516

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$1,286,800	$1,468,825	$1,280,908
Interest-bearing	8,664,408	7,709,857	8,235,832

Total deposits	9,951,208	9,178,682	9,516,740
Federal funds purchased and repurchase agreements	1,496,168	1,534,680	1,421,099
Other short-term borrowings	111,365	36,356	347,620
Long-term debt	809,290	1,911,929	1,130,475
Accrued interest payable	77,380	58,000	68,940
Other liabilities	151,126	161,585	163,610

Total liabilities	12,596,537	12,881,232	12,648,484

Commitments and contingencies (Note 6)	—	—	—

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 74,673,419, 74,907,489, and 75,341,276 shares, respectively	74,673	74,907	75,341
Surplus	1,150,288	1,153,056	1,167,685
Retained earnings	373,788	321,427	367,261
Guarantee of employee stock ownership plan debt	(95)	(327)	(151)
Accumulated other comprehensive loss, net of tax	(37,044)	(68,370)	(48,104)

Total shareholders’ equity	1,561,610	1,480,693	1,562,032

Total liabilities and shareholders’ equity	$14,158,147	$14,361,925	$14,210,516

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,

	2007	2006

Interest Income
Interest and fees on loans	$186,628	$169,188
Interest and dividends on securities:
Taxable	28,825	32,543
Exempt from federal income taxes	3,048	3,344

Total interest and dividends on securities	31,873	35,887
Interest on short-term investments	141	292

Total interest income	218,642	205,367

Interest Expense
Interest on deposits	88,479	62,479
Interest on short-term borrowings	21,264	18,098
Interest on long-term debt	14,361	21,878

Total interest expense	124,104	102,455

Net Interest Income	94,538	102,912
Provision for Credit Losses	9,013	9,911

Net interest income after provision for credit losses	85,525	93,001
Noninterest Income	30,844	29,320
Noninterest Expenses	85,351	79,834

Income before income taxes	31,018	42,487
Income taxes	10,500	14,680

Net Income	$20,518	$27,807

Average Common Shares Outstanding, Basic	74,737	74,685
Average Common Shares Outstanding, Diluted	75,245	75,339
Net Income Per Common Share, Basic	$0.27	$0.37
Net Income Per Common Share, Diluted	0.27	0.37

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Preferred Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Loss, Net	Total

Balance, December 31, 2005	74,721,461	$—	$74,721	$1,151,005	$307,081	$(45,900)	$1,486,907
Net income	—	—	—	—	27,807	—	27,807
Other comprehensive loss, net of income tax of $13,083	—	—	—	—	—	(22,470)	(22,470)

Comprehensive income	—	—	—	—	—	—	5,337

Cash dividends declared ($0.17 per common share)	—	—	—	—	(12,735)	—	(12,735)
Common stock activity:
Exercise of stock options, including income tax benefit of $643	164,607	—	165	2,706	—	—	2,871
Dividend reinvestment plan	32,624	—	32	781	—	—	813
Restricted stock plan	(20,110)	—	(20)	(140)	—	—	(160)
Employee stock purchase plan	4,765	—	5	113	—	—	118
Director compensation	4,142		4	110	—	—	114
Common stock released by trust for deferred compensation	—		—	—	125	—	125
Deferred compensation payable in common stock	—		—	—	(125)	—	(125)
Cumulative effect of initial application of SAB 108, net of income tax of $1,858	—		—	—	(3,412)	—	(3,412)
Reversal of unearned compensation upon adoption of SFAS 123R	—		—	(2,301)	2,301	—	—
Stock option expense	—		—	751	—	—	751
Miscellaneous	—	—	—	31	58	—	89

Balance, March 31, 2006	74,907,489	$—	$74,907	$1,153,056	$321,100	$(68,370)	$1,480,693

Balance, December 31, 2006	75,341,276	$—	$75,341	$1,167,685	$367,110	$(48,104)	$1,562,032
Net income	—	—	—	—	20,518	—	20,518
Other comprehensive income, net of income tax of $6,452	—		—	—	—	11,060	11,060

Comprehensive income	—	—	—	—	—	—	31,578

Cash dividends declared ($0.18 per common share)	—	—	—	—	(13,431)	—	(13,431)
Common stock activity:
Repurchase of stock	(1,000,000)		(1,000)	(24,989)	—	—	(25,989)
Exercise of stock options, including income tax benefit of $619	275,816	—	276	5,328	—	—	5,604
Dividend reinvestment plan	33,166	—	33	778	—	—	811
Restricted stock plan	11,390	—	11	208	(72)	—	147
Employee stock purchase plan	5,250	—	5	123	—	—	128
Director compensation	4,905		5	125	—	—	130
Acquisitions	1,616		2	42	—	—	44
Common stock released by trust for deferred compensation	—		—	—	21	—	21
Deferred compensation payable in common stock	—		—	—	(21)	—	(21)
Cumulative effect of initial application of FIN 48	—		—	—	(488)	—	(488)
Stock option expense	—		—	971	—	—	971
Miscellaneous	—	—	—	17	56	—	73

Balance, March 31, 2007	74,673,419	$—	$74,673	$1,150,288	$373,693	$(37,044)	$1,561,610

*	Other includes guarantee of employee stock ownership plan debt and deferred compensation.

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,

	2007	2006

Cash Flows from Operating Activities
Net income	$20,518	$27,807
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	8,256	11,718
Provision for credit losses	9,013	9,911
Share-based compensation expense	1,755	1,019
Loss (gain) on sale of securities available for sale	1,385	(675)
(Gain) loss on derivative activities	(97)	1,125
Gain on sale of loans	(1,550)	(2,094)
Loss (gain) on disposition of premises and equipment	49	(126)
Loss on disposition of other real estate owned	136	572
Excess tax benefits from share-based compensation	(619)	(643)
Increase in trading account assets	—	(6)
Origination of loans held for sale	(125,525)	(104,066)
Sale of loans held for sale and principal repayments	129,651	119,857
Decrease (increase) in other assets	8,298	(897)
(Decrease) increase in other liabilities	(3,632)	12,224

Net cash provided by operating activities	47,638	75,726

Cash Flows from Investing Activities
Sale of securities available for sale	125,057	13,085
Maturity, redemption, call, or principal repayments of securities available for sale	90,202	98,509
Maturity, redemption, call, or principal repayments of securities held to maturity	6,060	5,100
Purchase of securities available for sale	(4,370)	(24,595)
Origination of loans held for investment, net of principal repayments	(213,432)	(292,533)
Sale of other real estate owned	2,887	2,062
Sale of premises and equipment	108	453
Purchase of premises and equipment	(9,807)	(15,434)

Net cash used for investing activities	(3,295)	(213,353)

Cash Flows from Financing Activities
Increase (decrease) in deposits	428,981	(42,476)
Increase in federal funds purchased and repurchase agreements	75,069	113,379
Decrease in other short-term borrowings	(236,700)	(17,115)
Payment of long-term debt	(321,091)	(10,090)
Cash dividends paid on common stock	(13,579)	(12,708)
Repurchase of common stock	(25,989)	—
Excess tax benefits from share-based compensation	619	643
Other common stock activity	5,412	3,019

Net cash (used for) provided by financing activities	(87,278)	34,652

Net change in cash and cash equivalents	(42,935)	(102,975)
Cash and cash equivalents at beginning of year	357,831	362,705

Cash and cash equivalents at end of period	$314,896	$259,730

Supplemental Cash Flow Data
Interest paid	$115,564	$98,438
Income tax payments (refunds received), net	4,823	(4,046)
Significant non-cash investing and financing transactions:
Change in unrealized loss on available for sale securities	15,538	(31,425)
Loans transferred to other real estate owned	2,385	1,033

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 1 – General

          The foregoing unaudited Consolidated Financial Statements and Notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the Notes to Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2006 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements. The Consolidated Balance Sheet at December 31, 2006 is derived from TSFG’s Consolidated Audited Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Nature of Operations

          TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, treasury services, merchant processing, mortgage, and wealth management (which consists of insurance, retail investment, benefits administration, and trust and investment management). It has two bank subsidiaries, Carolina First Bank, a South Carolina banking corporation headquartered in Greenville, South Carolina, and Mercantile Bank, a Florida banking corporation headquartered in Jacksonville, Florida. It also owns several non-bank subsidiaries. At March 31, 2007, TSFG operated through 78 branch offices in South Carolina, 66 in Florida, and 26 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

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

Reclassifications

          Certain prior year amounts have been reclassified to conform to the 2007 presentations.

Recently Adopted Accounting Pronouncements

     Accounting for Uncertainty in Income Taxes

          In July 2006, the FASB released FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. TSFG adopted FIN 48 effective January 1, 2007. As a result, the Company recognized a $488,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings; therefore, prior period results have not been restated. At the beginning of 2007, TSFG had approximately $13.2 million of total gross unrecognized tax benefits. Of this total, $3.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. During the first quarter 2007, unrecognized tax benefits were reduced by approximately $4.7 million related to payments

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

due on settlements with South Carolina and the Internal Revenue Service during 2006. As of March 31, 2007, the Company does not expect a significant increase or decrease in unrecognized tax benefits in the next 12 months.

          TSFG and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. The Company’s 2005 federal income tax return is currently under examination. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2006.

          TSFG’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had approximately $1.1 million accrued for interest and penalties at January 1, 2007.

     Accounting for Purchases of Life Insurance

          In September 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-5, “Accounting for Purchases of Life Insurance -- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. Issue No. 06-5, which was effective January 1, 2007, concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The adoption of this standard did not have a significant impact on TSFG’s shareholders’ equity or results of operations.

     Accounting for Certain Hybrid Financial Instruments

          In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. In December 2006, the FASB issued a narrow exception to SFAS 155 in the form of a Derivative Implementation Guide that would exempt most securitized financial instruments that are subject to prepayment from the bifurcation requirements of SFAS 155 and SFAS 133. The Company adopted this standard in the first quarter of 2007 with no significant impact on its shareholders’ equity or results of operations.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Supplemental Financial Information to Consolidated Statements of Income

          The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended March 31,

	2007	2006

Noninterest Income
Service charges on deposit accounts	$10,613	$11,288
Debit card income	2,177	1,921
Customer service fee income	1,291	1,009

Total customer fee income	14,081	14,218

Insurance income	3,297	2,977
Retail investment services	1,958	2,023
Trust and investment management income	1,594	1,457
Benefits administration fees	742	667

Total wealth management income	7,591	7,124

Merchant processing income	3,755	2,686
Bank-owned life insurance income	2,851	2,819
Mortgage banking income	2,069	1,884
Gain (loss) on derivative activities	97	(1,125)
(Loss) gain on sale of securities available for sale	(1,385)	675
Other	1,785	1,039

Total noninterest income	$30,844	$29,320

Noninterest Expenses
Salaries and wages	$36,832	$32,054
Employee benefits	9,759	9,029
Occupancy	8,608	7,313
Furniture and equipment	6,462	5,952
Professional services	4,103	5,779
Merchant processing expense	3,020	2,165
Advertising and business development	1,931	2,506
Amortization of intangibles	2,001	2,207
Telecommunications	1,393	1,418
Other	11,242	11,411

Total noninterest expenses	$85,351	$79,834

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive Income (Loss)

          The following summarizes accumulated other comprehensive loss, net of tax (in thousands):

	Three Months Ended March 31,

	2007	2006

Net Unrealized Losses on Securities Available for Sale
Balance at beginning of period	$(47,378)	$(46,350)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	14,153	(30,750)
Income tax (expense) benefit	(5,276)	11,405
Less: Reclassification adjustment for gains and losses included in net income	1,385	(675)
Income tax (benefit) expense	(485)	233

	9,777	(19,787)

Balance at end of period	(37,601)	(66,137)

Net Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	(726)	450
Other comprehensive income (loss):
Unrealized gain (loss) on change in fair values	2,405	(3,959)
Income tax (expense) benefit	(842)	1,386
Less: Amortization of terminated swaps	(431)	(169)
Income tax expense	151	59

	1,283	(2,683)

Balance at end of period	557	(2,233)

	$(37,044)	$(68,370)

Total other comprehensive income (loss)	$11,060	$(22,470)
Net income	20,518	27,807

Comprehensive income	$31,578	$5,337

Note 4 – Gross Unrealized Losses on Investment Securities

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	March 31, 2007

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Treasury	$—	$—	$165,206	$1,869	$165,206	$1,869
U.S. Government agencies	11,049	15	604,357	8,562	615,406	8,577
Mortgage-backed securities	10,026	100	1,213,352	46,195	1,223,378	46,295
State and municipals	39,720	160	238,531	4,377	278,251	4,537
Corporate bonds	7,507	42	71,198	1,737	78,705	1,779
Equity investments	2,668	232	—	—	2,668	232

	$70,970	$549	$2,292,644	$62,740	$2,363,614	$63,289

Securities Held to Maturity
State and municipals	$999	$3	$17,822	$400	$18,821	$403

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	March 31, 2006

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Treasury	$126,918	$963	$49,845	$2,427	$176,763	$3,390
U.S. Government agencies	567,055	14,350	83,431	3,915	650,486	18,265
Mortgage-backed securities	469,895	15,553	1,115,726	58,580	1,585,621	74,133
State and municipals	158,693	3,076	178,620	5,093	337,313	8,169
Corporate bonds	74,303	2,479	39,938	1,634	114,241	4,113
Equity investments	65	3	965	94	1,030	97

	$1,396,929	$36,424	$1,468,525	$71,743	$2,865,454	$108,167

Securities Held to Maturity
State and municipals	$5,256	$109	$18,958	$514	$24,214	$623

          At March 31, 2007, TSFG had 1,111 individual investments that were in an unrealized loss position. The unrealized losses on investments summarized above, except for equity investments, were attributable to increases in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold its debt securities until a market price recovery or maturity. Therefore, at March 31, 2007, these investments are not considered impaired on an other-than-temporary basis.

          At March 31, 2007, TSFG’s equity investments with unrealized losses are not considered impaired on an other-than-temporary basis due to the lack of severity of the impairment.

Note 5 – Derivative Financial Instruments and Hedging Activities

          The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) are presented below.

	March 31, 2007			December 31, 2006

	Fair Value		Notional	Fair Value		Notional

	Asset	Liability	Amount	Asset	Liability	Amount

Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$27	$—	$105,000	$143	$—	$183,000
Interest rate swaps associated with lending activities	2,917	1,990	785,000	1,979	3,408	870,000
Interest rate floor associated with lending activities	1,652	—	200,000	1,564	—	200,000

Fair Value Hedges
Interest rate swaps associated with brokered CDs	—	27,079	1,117,585	—	33,541	1,167,585

Other Derivatives
Forward foreign currency contracts	71	71	17,906	36	36	18,119
Options, interest rate swaps and other	6,987	6,651	289,112	6,236	5,922	278,846

	$11,654	$35,791	$2,514,603	$9,958	$42,907	$2,717,550

          For the three months ended March 31, 2007 and 2006, noninterest income included a gain of $97,000 and a loss of $1.1 million, respectively, for derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness for fair value hedges, which totaled $140,000 and $451,000, respectively, for the three months ended March 31, 2007 and 2006; and other miscellaneous items.

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

Recourse Reserve

          As part of its acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At March 31, 2007, the estimated recourse reserve liability, included in other liabilities, totaled $6.1 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

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

          Commercial letters of credit and standby letters of credit are conditional commitments issued by TSFG to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in making loans to customers. TSFG generally holds collateral supporting those commitments if deemed necessary. A summary of the contractual amounts of TSFG’s financial instruments relating to extension of credit with off-balance-sheet risk follows (in thousands):

	Outstanding Commitments

	March 31, 2007	December 31, 2006

Commitment on loans	$2,202,216	$2,204,476
Standby letters of credit	173,253	177,905
Unused credit card lines	30,024	28,442
Documentary letters of credit	560	944

Total	$2,406,053	$2,411,767

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Share Information

          The following is a summary of the basic and diluted average common shares outstanding and earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended March 31,

	2007	2006

Net income (numerator)	$20,518	$27,807
Basic
Average common shares outstanding (denominator)	74,736,832	74,685,192
Earnings per share	$0.27	$0.37
Diluted
Average common shares outstanding	74,736,832	74,685,192
Average dilutive potential common shares	508,136	654,091

Average diluted shares outstanding (denominator)	75,244,968	75,339,283

Earnings per share	$0.27	$0.37

          The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

	Number of Shares	Range of Exercise Prices

For the Three Months Ended
March 31, 2007	1,354,004	$26.25 to $31.96
March 31, 2006	1,424,299	$26.55 to $31.96

          On December 14, 2006, TSFG’s Board of Directors authorized a stock repurchase program of up to 4 million shares. This authorization replaced TSFG’s existing stock repurchase authorization. In first quarter 2007, TSFG repurchased 1 million shares in connection with the aforementioned authorization, under an accelerated share repurchase agreement. Subsequent to quarter-end, TSFG repurchased an additional 1 million shares.

Note 8 – Business Segments

          South Carolina Bank, North Carolina Bank, and Florida Bank are TSFG’s primary reportable segments for management financial reporting. Effective January 1, 2007,TSFG changed its segment methodology from a legal entity structure (i.e., Carolina First Bank and Mercantile Bank) to a business segment structure along geographic lines to maintain consistency with the way management internally reviews financial information and allocates resources. Results for prior periods have been restated for comparability. Each regional bank segment consists of commercial and consumer lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services, merchant services, wealth management and mortgage banking services. The “Other” column includes the investment securities portfolio, indirect lending, treasury, parent company activities, bank-owned life insurance, net intercompany eliminations, various nonbank subsidiaries, equity investments, and certain other activities not currently allocated to the aforementioned segments.

          The results for these segments are based on TSFG’s management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. The Company uses an internal funding methodology to assign funding costs to assets and earning credits to liabilities with an offset in “Other.” The management reporting process measures the performance of the defined segments based on TSFG’s management structure and is not necessarily comparable with similar information for other financial services companies or representative of results that would be achieved if the segments operated as stand-alone entities. If the management

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

structure and/or allocation process changes, allocations, transfers and assignments may change. Segment information (in thousands) is shown in the table below.

	South Carolina Bank	North Carolina Bank	Florida Bank	Other	Total

Three Months Ended March 31, 2007
Net interest income before intersegment income (expense)	$41,497	$20,158	$39,909	$(7,026)	$94,538
Intersegment interest income (expense)	538	(6,600)	(1,613)	7,675	—

Net interest income	42,035	13,558	38,296	649	94,538
Provision for credit losses - net charge-offs (1)	2,194	(108)	3,409	1,384	6,879
Noninterest income	13,421	2,634	11,069	3,720	30,844
Noninterest expenses - direct (2)	17,682	5,472	18,507	795	42,456

Segment contribution	$35,580	$10,828	$27,449	$2,190	76,047

Provision for credit losses in excess of net charge-offs (1)					2,134
Noninterest expenses - unallocated (3)					42,895

Income before income taxes					31,018
Income tax expense					10,500

Net income					$20,518

March 31, 2007
Total assets	$4,020,507	$1,803,717	$4,007,766	$4,326,157	$14,158,147
Total loans held for investment	3,781,314	1,687,102	3,468,494	961,224	9,898,134
Total deposits	3,649,717	1,169,746	3,077,076	2,054,669	9,951,208
Total goodwill	119,275	87,900	440,124	3,237	650,536

Three Months Ended March 31, 2006
Net interest income before intersegment income (expense)	$47,777	$18,947	$41,118	$(4,930)	$102,912
Intersegment interest income (expense)	(673)	(3,907)	(1,297)	5,877	—

Net interest income	47,104	15,040	39,821	947	102,912
Provision for credit losses - net charge-offs (1)	4,477	1,462	271	597	6,807
Noninterest income	13,620	2,568	9,613	3,519	29,320
Noninterest expenses - direct (2)	15,997	5,219	17,224	757	39,197

Segment contribution	$40,250	$10,927	$31,939	$3,112	86,228

Provision for credit losses in excess of net charge-offs (1)					3,104
Noninterest expenses - unallocated (3)					40,637

Income before income taxes					42,487
Income tax expense					14,680

Net income					$27,807

March 31, 2006
Total assets	$4,064,333	$1,581,940	$3,750,270	$4,965,382	$14,361,925
Total loans held for investment	3,813,204	1,456,087	3,183,906	1,267,694	9,720,891
Total deposits	3,657,281	1,024,055	3,019,431	1,477,915	9,178,682
Total goodwill	118,940	87,829	439,678	3,237	649,684

(1)

The provision for credit losses included in each segment represents the actual net charge-offs for the period. Provision in excess of actual net charge-offs is not allocated to any of the segments, and is thus presented as a reconciling item. TSFG is refining its methodology for allocating provision to its segments and thus the presentation of the provision allocation may change in future periods.

(2)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(3)

Noninterest expenses – unallocated are managed on a centralized basis and thus are not included in any segment column. This line item includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans. TSFG is refining its methodology for allocating these expenses to its segments and thus the presentation of noninterest expenses may change in future periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2006. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results that may be attained for any other period.

          TSFG primarily operates through Carolina First Bank and Mercantile Bank, which are collectively referred to as the “Subsidiary Banks.”

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

Forward-Looking Statements

          This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;

•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;

•	market risk (including net income at risk analysis and economic value of equity risk analysis) and inflation;

•	risks inherent in making loans including repayment risks and changes in the value of collateral;

•	loan growth, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);

•	level, composition, and repricing characteristics of the securities portfolio;

•	deposit growth, change in the mix or type of deposit products;

•	availability of wholesale funding;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	continued availability of senior management;

•	technological changes;

•	ability to increase market share;

•	income and expense projections, ability to control expenses, and expense reduction initiatives;

•	changes in the compensation, benefit, and incentive plans, including compensation accruals;

•	risks associated with income taxes, including the potential for adverse adjustments;

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

          Such forward-looking statements speak only as of the date on which such statements are made and shall be deemed to be updated by any future filings made by TSFG with the SEC. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events. In addition, certain statements in future filings by TSFG with the SEC, in press releases, and in oral and written statements made by or with the approval of TSFG, which are not statements of historical fact, constitute forward-looking statements.

Non-GAAP Financial Information

          This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that these presentations of tax-equivalent net interest income aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. TSFG also presents loan and deposit growth, excluding loans/deposits acquired net of dispositions (referred to herein as “organic growth”). In discussing its deposits, TSFG presents “core deposits,” which are defined by TSFG as noninterest-bearing, interest-bearing checking, money market accounts, and savings accounts, “customer deposits,” which are defined by TSFG as total deposits less brokered deposits, and “customer funding,” which is defined by TSFG as total deposits less brokered deposits plus customer sweeps. Wholesale borrowings include short-term and long-term borrowings less customer sweeps plus brokered deposits. In addition, TSFG provides data eliminating intangibles in order to present data on a “tangible” basis. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. Management compensates for these limitations by providing detailed reconciliations between GAAP and operating measures. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

          The South Financial Group is a financial holding company, headquartered in Greenville, South Carolina, with $14.2 billion in total assets and 170 branch offices in South Carolina, Florida, and North Carolina at March 31, 2007. Founded in 1986, TSFG focuses on fast-growing banking markets in the Southeast and concentrates its growth in metropolitan statistical areas. TSFG operates primarily through:

•	Carolina First Bank, operating in South Carolina, North Carolina, and on the Internet as Bank CaroLine; and

•	Mercantile Bank, operating in Florida.

At March 31, 2007, approximately 47% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 39% were in Florida, and 14% were in North Carolina. (See “Noninterest Expenses” for a discussion of the planned merger of TSFG’s two bank subsidiaries subsequent to quarter-end.)

          TSFG uses a super-community bank strategy and targets small and middle market businesses and retail customers. As a super-community bank, TSFG combines personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

          TSFG reported net income of $20.5 million, or $0.27 per diluted share, for the first three months of 2007, compared with $27.8 million, or $0.37 per diluted share, for the first three months of 2006. Average diluted shares outstanding decreased 0.1% to 75.2 million shares, principally as a result of TSFG’s repurchase of 1 million shares at the end of January 2007, partially offset by shares issued pursuant to the exercise of stock options.

          TSFG continues to focus on improving its balance sheet mix by increasing the relative level and mix of customer assets and liabilities. On the asset side, average loans as a percentage of average earning assets increased to 77.8% for first quarter 2007 from 75.0% for first quarter 2006. On the funding side, average customer funding (which includes deposits less brokered deposits plus customer sweeps) as a percentage of average total funding increased to 67.3% for first quarter 2007, up from 63.4% for first quarter 2006.

          Using period-end balances, TSFG’s loans held for investment at March 31, 2007 increased 1.8% from a year ago, and total deposit balances grew 8.4%. Customer funding (deposits less brokered deposits plus customer sweeps) increased 4.5% since March 31, 2006. Since March 2006, TSFG sold $359.6 million of indirect auto loans, as well as $2.6 million of loans and $27.9 million of deposits in connection with the sale of the Mullins branch. Excluding these amounts, growth in loans held for investment totaled 5.5% from March 31, 2006 to March 31, 2007.

          Tax-equivalent net interest income was $96.2 million for the first three months of 2007, an $8.5 million decrease from $104.7 million for the first three months of 2006. The net interest margin decreased to 3.08% for the first three months of 2007 from 3.29% for the first three months of 2006. This margin compression reflects an ongoing change in customer preference for higher-cost deposit categories, higher wholesale borrowing costs, and actions by management to reduce interest rate risk and optionality on the balance sheet. Most recently, the net interest margin declined 4 basis points to 3.08% for the first three months of 2007 from 3.12% for fourth quarter 2006.

          Noninterest income increased 5.2% to $30.8 million for the first three months of 2007 compared to $29.3 million for the first three months of 2006. Noninterest income reflected growth in wealth management, mortgage banking, and merchant processing income, offset by a decrease in service charges on deposits.

          Noninterest expenses totaled $85.4 million for the first three months of 2007, compared to $79.8 million for the first three months of 2006, an increase of 6.9%. Salaries, wages and employee benefits (excluding contract buyouts and severance), which account for 52.5% of total noninterest expenses for the first three months of 2007, increased 10.7% to $44.8 million. The increase in noninterest expenses included higher incentive expense, higher salaries attributable to annual salary increases and TSFG’s expansion of its management team, higher occupancy expense, and higher merchant processing expense. Noninterest expenses for the first three months of 2007 declined to $85.4 million from $93.6 million for fourth quarter 2006, primarily from TSFG’s expense reduction initiatives implemented during the first quarter of 2007 as well as a $3.2 million decline in employment contract buyouts and severance.

          At March 31, 2007, nonperforming assets as a percentage of loans held for investment and foreclosed property increased to 0.47% from 0.46% at March 31, 2006. For the three months ended March 31, 2007 and 2006, annualized net loan charge-offs were 0.29% of average loans held for investment. TSFG’s provision for credit losses decreased to $9.0 million for the first three months of 2007 from $9.9 million for the first three months of 2006, primarily as a result of slower loan growth. The allowance for loan loss coverage of nonperforming loans at March 31, 2007 decreased to 2.63 times, compared with 3.11 times at March 31, 2006.

          TSFG’s tangible equity to tangible asset ratio totaled 6.52% at March 31, 2007, up from 5.77% at March 31, 2006, primarily as a result of retention of earnings, the continued runoff of the securities portfolio (which decreased tangible assets), and a decrease in net unrealized losses on available for sale securities. At March 31, 2007, the after-tax net unrealized loss on available for sale securities totaled $37.6 million, down from $66.1 million at March 31, 2006.

Critical Accounting Policies and Estimates

          TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of judgmental estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments; the effectiveness of derivatives and other hedging activities; the fair value of certain financial instruments (loans held for sale, securities, derivatives, and privately held investments); income tax assets or liabilities; share-based compensation; and accounting for acquisitions, including the fair value determinations, the analysis of goodwill for impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and other employee benefit agreements. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. TSFG has procedures and processes in place to facilitate making these judgments.

          For additional information regarding critical accounting policies, refer to the Annual Report of TSFG on Form 10-K for the year ended December 31, 2006, specifically Item 8, Note 1 – Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements and the section captioned “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Expanded Corporate Facilities

           During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations, including legal, human resources, accounting, finance, certain loan operations, credit, treasury, internal audit, risk management, and other support and administrative functions. The initial phase of the plans included the purchase of approximately 68 acres of land in Greenville County, South Carolina, for an aggregate investment of $10.4 million in early 2006. While the Company is still finalizing details of the campus, it expects to make additional investments of approximately $90 million between now and 2011, with the first phase being completed and occupied during the first half of 2009. The Company believes assimilating the workforce at one location will provide certain efficiencies through greater interaction and communication as well as an increased ability to attract and retain employees.

           In connection with this project, the applicable state, county, and city governments and other sources will provide the Company's banking subsidiary certain tax and economic incentives based on, among other things, a total investment of approximately $100 million and the location of approximately 600 new positions at the campus by December 31, 2011. The requisite new positions must be in addition to the approximately 325 current Greenville-based positions that will be relocated from existing leased facilities to the campus beginning in early 2009. The current estimated range of incentives has a value totaling between $55 and $60 million ($30 to $35 million on a present value basis) assuming the minimum investment and job creation requirements are achieved. A significant portion of the incentives require one or both of the investment and job creation requirements.

           The new positions to be located at the campus will be derived from (i) the management and consolidation of existing positions, including relocating some functions currently located outside of South Carolina; (ii) growth and expansion of current and future business lines; and (iii) future acquisitions (if any).

           Prior to 2009, TSFG does not expect to recognize any significant expenses associated with the project due to the capitalization of costs during the construction period. However, upon completion of certain infrastructure elements (roads, sidewalks, etc.), the Company will contribute its net investment in those improvements to the City of Greenville in 2008 or early 2009 (currently estimated at $3 million to $5 million, net of certain economic grants). Additionally, the Company currently estimates it will incur one-time charges totaling $3 million to $5 million after-tax related to lease terminations and impairment of leasehold improvements.

           Assuming all incentives are earned, TSFG does not currently expect the incremental occupancy costs to be significant in future periods. Although not finalized, the Company is also pursuing other incentives as well as managing the overall timing of the additional investments through 2011.

Balance Sheet Review

     Loans

          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At March 31, 2007, outstanding loans totaled $9.9 billion, which equaled 99.8% of total deposits (124.6% of customer deposits) and 70.1% of total assets. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At March 31, 2007, approximately 8% of the portfolio was unsecured.

          As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

          Loans held for investment increased $177.2 million, or 1.8%, to $9.9 billion at March 31, 2007 from $9.7 billion at March 31, 2006. Excluding the sale of indirect auto loans in the second quarter of 2006 ($359.6 million) and the third quarter 2006 sale of the Mullins branch ($2.6 million), loan growth was 5.5% since March 31, 2006.

          TSFG generally sells a majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale increased to $33.5 million at March 31, 2007 from $28.6 million at December 31, 2006 and $23.5 million at March 31, 2006, partly due to TSFG’s decision to hold fewer mortgage loans in its held for investment portfolio.

          Table 1 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 1

Loan Portfolio Composition

(dollars in thousands)

	March 31,		December 31,

	2007	2006	2006

Commercial, financial and agricultural	$2,231,572	$1,986,588	$2,152,375
Real estate - construction (1)	1,718,783	1,478,931	1,630,366
Real estate - residential mortgages (1-4 family)	1,369,196	1,524,957	1,416,005
Commercial secured by real estate (1)	3,797,868	3,658,755	3,727,316
Consumer	780,715	1,071,660	775,805

Loans held for investment	$9,898,134	$9,720,891	$9,701,867

Percentage of Loans Held for Investment
Commercial, financial and agricultural	22.5%	20.5%	22.2%
Real estate - construction (1)	17.4	15.2	16.8
Real estate - residential mortgages (1-4 family)	13.8	15.7	14.6
Commercial secured by real estate (1)	38.4	37.6	38.4
Consumer	7.9	11.0	8.0

Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

          Table 2 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 1, which stratifies the portfolio by collateral type and borrower type. Certain prior period amounts have been reclassified to conform to current period presentation.

Table 2

Loan Portfolio Composition Based on Loan Purpose

(dollars in thousands)

	March 31,		December 31,

	2007	2006	2006

Commercial Loans
Commercial and industrial	$2,596,705	$2,371,946	$2,491,210
Owner - occupied real estate (1)	883,738	754,229	830,179
Commercial real estate	4,209,149	4,090,130	4,171,631

	7,689,592	7,216,305	7,493,020

Consumer Loans
Indirect - sales finance	666,801	928,633	660,401
Direct retail	283,461	333,773	292,993
Home equity	531,922	561,964	528,909

	1,482,184	1,824,370	1,482,303

Mortgage Loans	726,358	680,216	726,544

Total loans held for investment	$9,898,134	$9,720,891	$9,701,867

Percentage of Loans Held for Investment
Commercial and industrial	26.2%	24.4%	25.7%
Owner - occupied real estate (1)	8.9	7.7	8.6
Commercial real estate	42.5	42.1	43.0
Consumer	15.0	18.8	15.2
Mortgage	7.4	7.0	7.5

Total	100.0%	100.0%	100.0%

(1)	In Table 3, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

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

          Indirect - sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two years to six years. During the second quarter of 2006, TSFG sold $359.6 million of indirect auto loans.

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

          Table 3 sorts the commercial real estate portfolio by geography and property type. The portfolio’s most significant concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. By product type, commercial construction and development loans, the largest component of commercial real estate loans, represent 41.1% of the total commercial real estate loans at March 31, 2007, up from 39.4% at December 31, 2006. The risk attributable to the concentration in commercial real estate loans is managed by focusing our lending on markets with which we are familiar and on borrowers with proven track records whom we believe possess the financial means to weather adverse market conditions. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the loss potential in its commercial real estate loans is not materially greater than that of any other segment of the portfolio. In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio.

Table 3

Commercial Real Estate Loans

(dollars in thousands)

	March 31, 2007		December 31, 2006

	Balance	% of Total	Balance	% of Total

Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$904,448	21.5%	$913,742	21.9%
Tampa Bay Florida	561,538	13.3	562,905	13.5
North Coastal South Carolina (Myrtle Beach)	349,638	8.3	274,548	6.6
Midlands South Carolina (Columbia)	346,870	8.2	381,810	9.2
Northeast Florida (Jacksonville)	344,404	8.2	354,372	8.5
Upstate South Carolina (Greenville)	337,518	8.0	338,576	8.1
North Central Florida	323,369	7.7	313,009	7.5
Central Florida (Orlando)	289,034	6.9	279,922	6.7
South Florida (Ft. Lauderdale)	243,457	5.8	263,807	6.3
South Coastal South Carolina (Charleston)	224,676	5.3	233,834	5.6
Marion County, Florida (Ocala)	143,175	3.4	147,098	3.5
Greater South Charlotte South Carolina (Rock Hill)	141,022	3.4	108,008	2.6

Total commercial real estate loans	$4,209,149	100.0%	$4,171,631	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$1,727,974	41.1%	$1,642,221	39.4%
Mixed use	437,039	10.4	441,853	10.6
Other real estate structures	307,436	7.3	315,785	7.6
Residential construction	296,209	7.0	266,779	6.4
1-4 family residential investment property	282,581	6.7	302,883	7.2
Retail	270,424	6.4	280,817	6.7
Undeveloped land	248,203	5.9	253,706	6.1
Multi-family residential	239,863	5.7	233,094	5.6
Hotel/motel	164,507	3.9	178,845	4.3
Other (1)	234,913	5.6	255,648	6.1

Total commercial real estate loans	$4,209,149	100.0%	$4,171,631	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.

Note: At March 31, 2007 and December 31, 2006, average loan size for commercial real estate loans totaled $501,000 and $478,000, respectively.

          Portfolio risk is also managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of both Carolina First Bank and Mercantile Bank and by requiring Board of Director approval to exceed this house limit. At March 31, 2007, TSFG’s house lending limit was $35 million, and five credit relationships totaling $201.6 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $416.7 million, or 4.2% of total loans held for investment at March 31, 2007, up from 3.2% of total loans held for investment at March 31, 2006.

          TSFG participates in “shared national credits” (multi-bank credit facilities of $20 million or more), primarily to borrowers who are headquartered or conduct business in or near our markets. At March 31, 2007, the loan portfolio included commitments totaling $1.0 billion in shared national credits. Outstanding borrowings under these commitments totaled $468.2 million at March 31, 2007, increasing from $413.2 million at December 31, 2006 and $237.3 million at March 31, 2006.

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

Table 4

Credit Quality Indicators

(dollars in thousands)

	March 31,
					December 31,
	2007		2006		2006

Loans held for investment	$9,898,134		$9,720,891		$9,701,867
Allowance for loan losses	113,736		111,219		111,663
Allowance for credit losses (1)	114,822		112,454		112,688

Nonaccrual loans - commercial (2)	36,403		28,367		28,733
Nonaccrual loans - consumer	4,195		3,818		5,250
Nonaccrual loans - mortgage	2,624		3,537		3,185
Restructured loans (2)	—		—		—

Total nonperforming loans	43,222		35,722		37,168

Foreclosed property (other real estate owned and personal property repossessions)	3,572		9,323		4,341

Total nonperforming assets	$46,794		$45,045		$41,509

Loans past due 90 days or more (mortgage and consumer with interest accruing) (3)	$193		$2,369		$3,129

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	0.47%		0.46%		0.43%

Allowance for loan losses to nonperforming loans	2.63	x	3.11	x	3.00	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)	At March 31, 2007, December 31, 2006, and March 31, 2006, nonaccrual loans – commercial included $1.9 million, $500,000, and $693,000, respectively, in restructured loans.

(3)	At March 31, 2007, there were no mortgage loans past due 90 days or more still accruing interest.

          TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans held for investment and foreclosed property) increased to 0.47% at March 31, 2007 from 0.43% at December 31, 2006 and 0.46% at March 31, 2006. Geographically, South Carolina and North Carolina nonaccrual loans increased since year-end, while Florida nonaccrual loans declined modestly since year-end.

          Table 5 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.

Table 5

Impaired Loans

(dollars in thousands)

	At and For the Three Months Ended March 31,		At and For the Year Ended December 31,

	2007	2006	2006

Impaired loans (1)	$36,403	$22,055	$28,733
Average investment in impaired loans	35,445	20,506	26,331
Related allowance	7,716	4,904	6,686
Foregone interest	882	269	1,665

(1)

In second quarter 2006, TSFG enhanced its policy to include nonaccruing loans that are fully protected by collateral as impaired loans. This change increased impaired loans by $9.3 million and $6.0 million, respectively, at March 31, 2007 and December 31, 2006.

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

Table 6

Summary of Loan and Credit Loss Experience

(dollars in thousands)

At and For the Three Months Ended March 31,	At and For the Year Ended December 31,

2007	2006	2006

Allowance for loan losses, beginning of year	$111,663	$107,767	$107,767
Allowance adjustment for loans sold	—	—	(3,089)
Net charge-offs:
Loans charged-off	(8,611)	(8,873)	(36,623)
Loans recovered	1,732	2,066	10,261

(6,879)	(6,807)	(26,362)
Additions to allowance through provision expense	8,952	10,259	33,347

Allowance for loan losses, end of period	$113,736	$111,219	$111,663

Reserve for unfunded lending commitments, beginning of year	$1,025	$1,583	$1,583
Provision for unfunded lending commitments	61	(348)	(558)

Reserve for unfunded lending commitments, end of period	$1,086	$1,235	$1,025

Allowance for credit losses, beginning of year	$112,688	$109,350	$109,350
Allowance adjustment for loans sold	—	—	(3,089)
Net charge-offs:
Loans charged-off	(8,611)	(8,873)	(36,623)
Loans recovered	1,732	2,066	10,261

(6,879)	(6,807)	(26,362)
Additions to allowance through provision expense	9,013	9,911	32,789

Allowance for credit losses, end of period	$114,822	$112,454	$112,688

Average loans held for investment	$9,783,328	$9,606,556	$9,581,602
Loans held for investment, end of period	9,898,134	9,720,891	9,701,867
Net charge-offs as a percentage of average loans held for investment (annualized)	0.29%	0.29%	0.28%
Allowance for loan losses as a percentage of loans held for investment	1.15	1.14	1.15
Allowance for credit losses as a percentage of loans held for investment	1.16	1.16	1.16
Allowance for loan losses to nonperforming loans	2.63	x	3.11	x	3.00	x

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

Table 7

Investment Securities Portfolio Composition

(dollars in thousands)

	March 31,
			December 31,
	2007	2006	2006

Available for Sale (at fair value)
U.S. Treasury	$167,295	$178,864	$166,719
U.S. Government agencies	657,708	648,264	653,034
Mortgage-backed securities	1,246,384	1,603,090	1,400,288
State and municipal	315,372	356,057	341,488
Other investments:
Corporate bonds	98,454	114,241	113,365
Federal Home Loan Bank (“FHLB”) stock	44,119	67,504	52,246
Community bank stocks	12,210	10,577	12,406
Other equity investments	4,505	3,977	3,910

	2,546,047	2,982,574	2,743,456

Held to Maturity (at amortized cost)
State and municipal	46,117	57,408	52,208
Other investments	100	100	100

	46,217	57,508	52,308

Total	$2,592,264	$3,040,082	$2,795,764

Total securities as a percentage of total assets	18.3%	21.2%	19.7%

Percentage of Total Securities Portfolio
U.S. Treasury	6.5%	5.9%	6.0%
U.S. Government agencies	25.4	21.3	23.3
Mortgage-backed securities	48.1	52.7	50.1
State and municipal	13.9	13.6	14.1
Other investments	6.1	6.5	6.5

Total	100.0%	100.0%	100.0%

          Securities (i.e., securities available for sale and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $2.8 billion in the first three months of 2007, 12.2% below the average for the corresponding period in 2006 of $3.2 billion. TSFG has continued to decrease securities by not reinvesting maturing investments and principal paydowns in an effort to lower its interest rate risk in a rising rate and inverted yield curve environment and to reduce its reliance on wholesale borrowings. In addition, in first quarter 2007, TSFG sold approximately $116 million of securities available for sale to manage interest rate risk as determined by our new asset/liability management model.

          The average tax-equivalent portfolio yield increased for the three months ended March 31, 2007 to 4.79% from 4.73% in the first three months of 2006.

          TSFG strives to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off borrowings, to fund loan growth, or to reinvest in securities at then current market rates.

          The expected duration of the debt securities portfolio was approximately 3.8 years at March 31, 2007 and December 31, 2006, a decrease from approximately 4.3 years at March 31, 2006. If interest rates rise, the duration of the debt securities portfolio may extend. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall.

          The available for sale portfolio constituted 98.2% of total securities at March 31, 2007. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. Approximately 71% of MBS are collateralized mortgage obligations (“CMOs”) with an average duration of 5.5 years. At March 31, 2007, approximately 19.5% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from three to ten years.

          Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease.

          The net unrealized loss on securities available for sale (pre-tax) totaled $59.8 million at March 31, 2007, compared with a $75.3 million loss at December 31, 2006 and a $105.1 million loss at March 31, 2006 as long term interest rates decreased during this period and the runoff of the securities portfolio continued. If interest rates increase, TSFG expects its net unrealized loss on securities available for sale to increase. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

          Community Bank Stocks. At March 31, 2007, TSFG had equity investments in 10 community banks located in the Southeast with a cost basis of $9.6 million and a market value of $12.2 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. These investments in community banks are included in securities available for sale.

     Derivative Financial Instruments

          Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), derivatives that do not qualify for hedge accounting under SFAS 133 but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in customer hedging programs. See Note 5 to the Consolidated Financial Statements for disclosure of the fair value of TSFG’s derivative assets and liabilities (which are included in other assets and other liabilities, respectively, in the Consolidated Financial Statements) and their related notional amounts. TSFG’s economic hedges and customer hedging programs are included in Other Derivatives in the table in Note 5.

          In the three months ended March 31, 2007 and 2006, noninterest income included a gain of $97,000 and a loss of $1.1 million, respectively, for derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness; and other miscellaneous items.

     Deposits

          Deposits remain TSFG’s primary source of funds. Carolina First Bank and Mercantile Bank face strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long term wholesale sources including federal funds, repurchase agreements, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.

          Table 8 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits.

Table 8

Type of Deposits

(dollars in thousands)

	March 31,
			December 31,
	2007	2006	2006

Noninterest-bearing demand deposits	$1,286,800	$1,468,825	$1,280,908
Interest-bearing checking	1,198,714	1,188,449	1,208,125
Money market accounts	2,374,242	2,261,672	2,435,413
Savings accounts	184,283	191,449	181,192

Total core deposits	5,044,039	5,110,395	5,105,638
Time deposits under $100,000	1,797,170	1,381,468	1,680,878
Time deposits of $100,000 or more	1,132,510	1,285,048	1,105,793

Customer deposits (1)	7,973,719	7,776,911	7,892,309
Brokered deposits	1,977,489	1,401,771	1,624,431

Total deposits	9,951,208	9,178,682	9,516,740
Less: Brokered deposits	(1,977,489)	(1,401,771)	(1,624,431)
Add: Customer sweeps	479,698	311,992	500,288

Customer funding (2)	$8,453,417	$8,088,903	$8,392,597

Percentage of Deposits
Noninterest-bearing demand deposits	12.9%	16.0%	13.4%
Interest-bearing checking	12.0	12.9	12.7
Money market accounts	23.9	24.6	25.6
Savings accounts	1.8	2.1	1.9

Core deposits	50.6	55.6	53.6
Time deposits under $100,000	18.1	15.1	17.7
Time deposits of $100,000 or more	11.4	14.0	11.6

Customer deposits (1)	80.1	84.7	82.9
Brokered deposits	19.9	15.3	17.1

Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

(2)	TSFG defines customer funding as total deposits less brokered deposits plus customer sweeps.

          At March 31, 2007, period-end customer funding increased $364.5 million, or 4.5%, from March 31, 2006, primarily due to increases in time deposits and customer sweeps partially offset by a decrease in core deposits, as TSFG’s deposit mix continued to shift into higher-cost deposit categories.

          TSFG uses brokered deposits as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Brokered deposits increased as a percentage of total deposits since March 31, 2006 as TSFG replaced certain puttable funding with brokered deposits.

          Table 11 in “Earnings Review - Net Interest Income” details average balances for the deposit portfolio for the three months ended March 31, 2007 and 2006. Comparing the three months ending March 31, 2007 and 2006, average customer funding increased $264.7 million, or 3.3%. As stated above, within customer funding, the mix continues to shift toward higher cost products, with increases in average money market accounts and time deposits partially offset by a decrease in noninterest-bearing deposits.

          Average customer funding equaled 67.3% of average total funding in the first three months of 2007 and 63.4% in the first three months of 2006. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the level and mix of customer funding. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, differentiating pricing for promotions and specific markets, and changing incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue.

          Time deposits of $100,000 or more are generally from customers within our local markets and include public deposits. Since the first quarter of 2006, time deposits of $100,000 or more decreased $152.5 million, or 11.9%, to $1.1 billion. TSFG generally elected not to price its larger certificates of deposit aggressively, instead focusing on its smaller time deposits in an attempt to attract and retain longer-term relationships.

     Borrowed Funds

          Table 9 shows the breakdown of total wholesale borrowings by type.

Table 9

Type of Borrowings

(dollars in thousands)
	March 31,
			December 31,
	2007	2006	2006

Short-Term Borrowings
Federal funds purchased and repurchase agreements	$1,016,470	$1,222,688	$920,811
Customer sweeps	479,698	311,992	500,288
FHLB advances	75,000	—	175,000
Commercial paper	35,584	35,210	32,631
Treasury, tax and loan note	781	1,146	139,989

Total short-term borrowings	1,607,533	1,571,036	1,768,719

Long-Term Borrowings
Repurchase agreements	200,000	821,000	521,000
FHLB advances	328,107	842,134	328,113
Subordinated notes	188,871	155,695	188,871
Mandatorily redeemable preferred stock of subsidiary	89,800	89,800	89,800
Note payable	818	856	828
Employee stock ownership plan note payable	125	425	200
Purchase accounting premiums, net of amortization	1,569	2,019	1,663

Total long term borrowings	809,290	1,911,929	1,130,475

Total borrowings	2,416,823	3,482,965	2,899,194
Less: Customer sweeps	(479,698)	(311,992)	(500,288)
Add: Brokered deposits (1)	1,977,489	1,401,771	1,624,431

Total wholesale borrowings	$3,914,614	$4,572,744	$4,023,337

Wholesale borrowings as a % of total assets	27.6%	31.8%	28.3%

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

          TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In the first three months of 2007, average borrowings totaled $2.7 billion, compared with $3.6 billion for the same period in 2006. Average wholesale borrowings totaled $4.0 billion in the first three months of 2007, compared with $4.6 billion in the first three months of 2006. TSFG continues to reduce its reliance on wholesale borrowings by growth in customer funding and reductions in securities.

          Sources including federal funds purchased and short-term brokered CDs, repurchase agreements and FHLB advances are used to satisfy daily funding needs. Balances in these accounts can fluctuate on a day-to-day basis.

          FHLB advances are a source of funding that TSFG uses depending on the current level of deposits, its ability to raise deposits through market promotions, and the availability of collateral to secure FHLB borrowings.

          Beginning in mid-2006, the FHLB and certain structured repurchase agreement counterparties exercised options to put certain borrowings back to TSFG. The termination of these borrowings was offset by 3 to 5-year brokered certificates of deposit combined with growth in customer funding. While the decision to issue brokered CDs rather than reissue similar puttable funding increased TSFG’s current funding cost, removing the related funding optionality reduced future interest rate risk exposure. Given the current rate outlook, TSFG expects another $105 million of funding to be put back by mid-2007 and is evaluating alternatives to replace.

          TSFG plans to replace approximately $120 million of trust and real estate investment trust preferred securities, which are callable during the last nine months of 2007, with more efficient sources of capital. These securities are priced at approximately 300 to 350 basis points above LIBOR. The write-off of the associated debt issuance costs, which total approximately $2 million, would offset the majority of the benefit for 2007. Subsequent to quarter-end, TSFG redeemed $29.0 million of the trust and real estate investment trust preferred shares.

     Capital Resources and Dividends

          Total shareholders’ equity totaled $1.6 billion, or 11.0% of total assets, at March 31, 2007 and December 31, 2006, compared with $1.5 billion, or 10.3% of total assets, at March 31, 2006. Shareholders’ equity increased from the retention of earnings and the decrease in the net unrealized loss on securities available for sale, partially offset by cash dividends paid and TSFG’s repurchase of 1 million shares in first quarter 2007. At March 31, 2007, TSFG had 3 million shares remaining under its stock repurchase authorization. Subsequent to quarter-end, TSFG repurchased an additional 1 million shares in the open market.

          TSFG’s unrealized loss on securities available for sale, net of income tax, which is included in accumulated other comprehensive loss, was $37.6 million at March 31, 2007, compared with a $47.4 million loss at December 31, 2006 and a $66.1 million loss at March 31, 2006 due primarily to a decrease in long-term interest rates.

          Book value per share at March 31, 2007 and 2006 was $20.91 and $19.77, respectively. Tangible book value per share at March 31, 2007 and 2006 was $11.76 and $10.54, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

          TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and its Subsidiary Banks exceeded the well-capitalized regulatory requirements at March 31, 2007. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

          Table 10 sets forth various capital ratios for TSFG and its Subsidiary Banks. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At March 31, 2007, trust preferred securities included in tier 1 capital totaled $173.5 million, of which $4.0 million was called subsequent to quarter-end.

Table 10

Capital Ratios

	March 31, 2007	Well Capitalized Requirement

TSFG
Total risk-based capital	11.31%	n/a
Tier 1 risk-based capital	9.76	n/a
Leverage ratio	8.28	n/a

Carolina First Bank
Total risk-based capital	11.43%	10.00%
Tier 1 risk-based capital	9.11	6.00
Leverage ratio	7.57	5.00

Mercantile Bank
Total risk-based capital	12.29%	10.00%
Tier 1 risk-based capital	9.37	6.00
Leverage ratio	8.18	5.00

          Subsequent to quarter-end, TSFG began the process of merging Mercantile Bank into Carolina First Bank (see “Noninterest Expenses” for further discussion). The combined bank’s capital ratios exceeded the well-capitalized regulatory requirements at March 31, 2007 on a pro-forma basis.

          At March 31, 2007, TSFG’s tangible equity to tangible asset ratio totaled 6.52%, an increase from 5.77% at March 31, 2006, due primarily to a decrease in tangible assets attributable to the continued runoff of securities since first quarter 2006, as well as a decrease in the unrealized loss on securities available for sale. If interest rates increase, TSFG expects its unrealized loss on securities available for sale to increase, leading to a lower tangible equity to tangible asset ratio.

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

          TSFG, through a real estate investment trust subsidiary, had 898 mandatorily redeemable preferred shares outstanding at March 31, 2007 with a stated value of $100,000 per share. At March 31, 2007, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $89.9 million. Under Federal Reserve Board guidelines, $26.3 million qualified as tier 1 capital, and $53.5 million qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if not satisfied, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG. Subsequent to quarter-end, TSFG redeemed $25.0 million of the preferred shares.

Earnings Review

     Net Interest Income

          Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 11 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three months ended March 31, 2007 and 2006.

Table 11

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Three Months Ended March 31,

	2007			2006

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Assets

Earning assets
Loans (1)	$9,813,010	$186,628	7.71%	$9,630,573	$169,188	7.12%
Investment securities, taxable (2)	2,414,896	28,825	4.78	2,752,345	32,543	4.73
Investment securities, nontaxable (2) (3)	383,804	4,689	4.89	434,980	5,145	4.73

Total investment securities	2,798,700	33,514	4.79	3,187,325	37,688	4.73
Federal funds sold and interest-bearing bank balances	8,331	141	6.86	21,509	292	5.51

Total earning assets	12,620,041	$220,283	7.06	12,839,407	$207,168	6.53

Non-earning assets	1,528,013			1,527,849

Total assets	$14,148,054			$14,367,256

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,187,239	$5,935	2.03	$1,140,738	$4,406	1.57
Savings	178,940	706	1.60	191,613	308	0.65
Money market	2,377,771	23,537	4.01	2,215,043	16,345	2.99
Time deposits, excluding brokered deposits	2,893,638	35,581	4.99	2,778,587	26,031	3.80
Brokered deposits	1,771,081	22,720	5.20	1,373,199	15,389	4.54

Total interest-bearing deposits	8,408,669	88,479	4.27	7,699,180	62,479	3.29
Customer sweeps	453,928	4,981	4.45	299,894	2,889	3.91
Other borrowings	2,270,120	30,644	5.47	3,272,395	37,087	4.60

Total interest-bearing liabilities	11,132,717	$124,104	4.52	11,271,469	$102,455	3.69

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,230,320			1,431,304
Other noninterest-bearing liabilities	233,248			176,487

Total liabilities	12,596,285			12,879,260
Shareholders’ equity	1,551,769			1,487,996

Total liabilities and shareholders’ equity	$14,148,054			$14,367,256

Net interest income (tax-equivalent)		$96,179	3.08%		$104,713	3.29%
Less: tax-equivalent adjustment (3)		1,641			1,801

Net interest income		$94,538			$102,912

Supplemental data:
Customer funding (4)	$8,321,836	$70,740	3.45%	$8,057,179	$49,979	2.52%
Wholesale borrowings (5)	4,041,201	53,364	5.36	4,645,594	52,476	4.58
Total funding (6)	12,363,037	124,104	4.07	12,702,773	102,455	3.27

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweeps.

(5)

Wholesale borrowings include borrowings less customer sweeps plus brokered deposits. For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweeps are presented separately.

(6)	Total funding includes customer funding and wholesale borrowings.

Note: Average balances are derived from daily balances.

          Fully tax-equivalent net interest income decreased 8.1% to $96.2 million for the first three months of 2007 from $104.7 million for the first three months of 2006. TSFG’s average earning assets declined 1.7% to $12.6 billion for first quarter 2007 from $12.8 billion for first quarter 2006 due primarily to the continued securities runoff and the second quarter 2006 sale of indirect loans, partially offset by organic loan growth. As a result, average loans as a percentage of average earning assets increased to 77.8% for first quarter 2007, up from 75.0% for first quarter 2006, improving the earning asset mix. At March 31, 2007, approximately 61% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans as part of its overall interest rate risk management. TSFG also has an interest rate floor that is designated as a hedge of commercial loans and is intended to mitigate earnings exposure to falling interest rates.

          The net interest margin for first quarter 2007 was 3.08%, compared with 3.29% for first quarter 2006. The yield on average earning assets increased 53 basis points, aided by improved loan yields, which were up 59 basis points. However, the improved yield on earning assets was more than offset by an 80 basis point increase in the average cost of funding. This margin compression reflects an ongoing change in industry trends, including customer preferences for higher-cost deposit categories, higher wholesale borrowing costs, and a continued challenging interest rate environment, as well as TSFG’s decision to replace puttable funding since mid-2006 with higher-cost short-term borrowings and brokered deposits.

    Provision for Credit Losses

          The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $9.0 million and $9.9 million in the first three months of 2007 and 2006, respectively. The lower provision for credit losses was primarily attributable to slower loan growth.

          Net loan charge-offs were $6.9 million, or 0.29% of average loans held for investment, for the first three months of 2007, compared with $6.8 million, or 0.29% of average loans held for investment, for the first three months of 2006. The allowance for credit losses equaled 1.16% of loans held for investment as of March 31, 2007, December 31, 2006, and March 31, 2006. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

     Noninterest Income

          Table 12 shows the components of noninterest income.

Table 12

Components of Noninterest Income

(dollars in thousands)

	Three Months Ended March 31,

	2007	2006

Service charges on deposit accounts	$10,613	$11,288
Debit card income	2,177	1,921
Customer service fee income	1,291	1,009

Total customer fee income	14,081	14,218

Insurance income	3,297	2,977
Retail investment services	1,958	2,023
Trust and investment management income	1,594	1,457
Benefits administration fees	742	667

Total wealth management income	7,591	7,124

Merchant processing income	3,755	2,686
Bank-owned life insurance income	2,851	2,819
Mortgage banking income	2,069	1,884
Gain (loss) on certain derivative activities	97	(1,125)
(Loss) gain on sale of securities available for sale	(1,385)	675
Other	1,785	1,039

Total noninterest income	$30,844	$29,320

          Total customer fee income decreased 1.0% in the first three months of 2007 compared to the same period in 2006. Service charges on deposit accounts, the largest component of customer fee income, decreased 6.0% during the first three months of 2007 compared to the first three months of 2006 due primarily to lower nonsufficient funds charges and returned check fees. This decrease was driven by lower service chargeable balances and customer convenience initiatives, including longer branch hours and all day deposit credit.

          In the first three months of 2007 compared with the corresponding period in 2006, wealth management income increased $467,000, or 6.6%, primarily due to an increase in insurance income driven by higher contingency fee income, which is generally earned during the first the quarter of the year.

          Noninterest income also included a gain on derivative activities of $97,000 in the first three months of 2007 compared with a loss of $1.1 million in the first quarter of 2006.

          For first quarter 2007, mortgage banking income increased 9.8%, compared with the same period in 2006. The year over year comparison was positively affected by the second quarter 2006 sale of the mortgage servicing rights portfolio, which had a $208,000 loss in first quarter 2006. Mortgage loans originated by TSFG originators totaled $152.7 million and $189.0 million in first quarter 2007 and 2006, respectively.

          Merchant processing income increased 39.8% in the first three months of 2007 compared to the same period in 2006 as a result of increased transactions. (See “Noninterest Expenses” for merchant processing expense, which increased 39.5%.)

          Net losses on securities totaled $1.4 million for first quarter 2007 compared to a net gain of $675,000 for first quarter 2006. In first quarter 2007, TSFG sold approximately $116 million of securities available for sale to manage interest rate risk as determined by our new asset/liability management model.

     Noninterest Expenses

          Table 13 shows the components of noninterest expenses.

Table 13

Components of Noninterest Expenses

(dollars in thousands)

	Three Months Ended March 31,

	2007	2006

Salaries and wages, excluding contract buyouts and severance	$35,072	$31,456
Employment contract buyouts and severance	1,760	598

Total salaries and wages	36,832	32,054

Employee benefits	9,759	9,029
Occupancy	8,608	7,313
Furniture and equipment	6,462	5,952
Professional services	4,103	5,779
Merchant processing expense	3,020	2,165
Amortization of intangibles	2,001	2,207
Advertising and business development	1,931	2,506
Telecommunications	1,393	1,418
Other	11,242	11,411

Total noninterest expenses	$85,351	$79,834

          In first quarter 2007, TSFG implemented an expense reduction initiative, the goal of which is to reduce annual expenses by approximately $20 million from the fourth quarter 2006 run rate. Although many of these initiatives were in place at the end of first quarter 2007, certain staff reductions which were effective in late February and early March had less than one complete month of impact on the first quarter 2007 results.

          On May 9, 2007, Carolina First Bank filed an application with the FDIC and the South Carolina Department of Banking to merge Mercantile Bank into Carolina First Bank. It is contemplated that the former operations of Mercantile Bank will continue to operate under the brand name Mercantile Bank in Florida, albeit as a division of Carolina First Bank. The merger is expected to close at the end of the second quarter 2007. The merger was considered in TSFG’s expense reduction initiative; however, TSFG does not expect to realize the full benefit of the merger until system conversion and full integration are accomplished in late 2007 or early 2008.

          Salaries and wages (excluding contract buyouts and severance) and employee benefits increased $4.3 million, or 10.7%, in the first three months of 2007 compared with the same period in 2006, despite the fact that full-time equivalent employees as of March 31, 2007 decreased slightly to 2,516 from 2,526 at March 31, 2006. In addition to normal annual salary increases, TSFG has invested in several key hires in an effort to strengthen its management team and has incurred additional salary expense in order to attract and retain this talent. The increase in personnel expense was also affected by higher incentive expense under TSFG’s LTIP as a result of service awards approved by the board of directors during the second and third quarters of 2006. The discretionary nature of certain incentive plans and accruals may result in increased volatility in personnel expense in future periods, based on management’s assessment of the probability that certain performance targets will be met.

          Occupancy and furniture and equipment expense increased 13.6% for the first three months of 2007 compared with the corresponding period in 2006 due primarily to increased rent expense. The increase in merchant processing expense of 39.5% was in line with the increase in merchant processing income. Professional services decreased by 29.0% for first quarter of 2007 compared with first quarter of 2006. In first quarter of 2006, professional services included outsourcing costs for internal audit projects which are now handled by TSFG’s staff. In addition, advertising and business development and telecommunications decreased for the first three months of 2007 compared to the first three months of 2006 due to the aforementioned expense reduction initiatives implemented in first quarter of 2007.

     Income Taxes

          The effective income tax rate as a percentage of pretax income was 33.9% for the first three months of 2007 and 34.6% for the first three months of 2006. The blended statutory federal and state income tax rate was approximately 37% for both of these periods.

Enterprise Risk Management

          There have been no significant changes to the discussion of Enterprise Risk Management, including Market Risk and Asset/Liability Management, Derivatives and Hedging Activities, Economic Risk, Credit Risk, Liquidity Risks, Operational Risk, and Compliance and Litigation Risks, as presented in pages 55 through 60 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2006.

          Interest Sensitivity Analysis. As discussed on page 56 of TSFG’s 2006 Form 10-K, TSFG uses a simulation model to analyze various interest rate scenarios in order to monitor interest rate risk. The information presented in Tables 14 and 15 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 14 and 15. These include, but are not limited to, the following:

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

          Table 14 reflects the sensitivity of net income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at March 31, 2007 and 2006 levels, respectively.

Table 14

Net Income at Risk Analysis

	Annualized Hypothetical Percentage Change in Net Income

Interest Rate Scenario	Gradual Rate Change March 31,		Immediate Rate Change March 31,

	2007		2007		2006

2.00%(1)	(0.8	) %	(6.0	) %	5.5%
1.00 (1)	(0.3)		(2.2)		3.2
Flat	—		—		—
(1.00) (1)	0.7		0.1		(4.8)
(2.00) (1)	1.4		(3.9)		(20.0)

(1)

For March 31, 2006, the rising 100 and 200 basis points and falling 100 and 200 basis points interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve. For March 31, 2007, net income sensitivity is shown for both immediate and gradual rate shifts over a 12 month period. For future periods, management’s primary focus regarding net income sensitivity will be on gradual rate shifts, which TSFG views as providing a more realistic assessment of potential risk exposures.

          Table 15 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 15 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at March 31, 2007 and 2006, respectively, compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at March 31, 2007 and 2006 levels, respectively.

Table 15

Economic Value of Equity Risk Analysis

Interest Rate Scenario	Annualized Hypothetical Percentage Change in Economic Value of Equity March 31,

	2007		2006

2.00% (1)	(11.8	) %	(5.9	) %
1.00% (1)	(5.3)		(1.9)
Flat	—		—
(1.00)% (1)	1.4		(2.7)
(2.00)% (1)	(3.4)		(11.8)

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.

          The improved net income at risk profile over the past year is due primarily to the reduction in investment securities and wholesale borrowings during the fourth quarter 2005, continued securities runoff in 2006, the replacement of recently terminated puttable funding with non-puttable borrowings, and a 2006 interest rate floor purchase. During fourth quarter 2006, we successfully converted to a more advanced asset/liability management system, which will enhance our ability to measure and manage interest rate risk and liquidity risk. In addition, TSFG continually refines the modeling process through the use of more precise model assumptions. Since March 31, 2006, assumptions related to such areas as loan prepayments and average non-maturity deposit lives were updated.

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

          Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business. TSFG estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. See Note 6 to the Consolidated Financial Statements for disclosure of the amounts of lending commitments.

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

          See “Derivative Financial Instruments” under “Balance Sheet Review” and Note 5 to the Consolidated Financial Statements for additional information regarding derivatives.

Liquidity

          Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by the Subsidiary Banks through customer funding, wholesale borrowings, principal and interest payments on loans, loan sales, sales of securities available for sale, maturities and paydowns of securities, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for FHLB borrowings, repurchase agreements and public funds deposits. Management believes that cash flows from investments, in addition to its available borrowing capacity and efforts to grow deposits, are sufficient to provide the necessary funding for the remainder of 2007.

          In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 16 summarizes future contractual obligations based on maturity dates as of March 31, 2007. Table 16 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 16 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the three months ended March 31, 2007).

Table 16

Contractual Obligations

(dollars in thousands)

	Payments Due by Period

	Total	Remainder of 2007	2008 and 2009	2010 and 2011	After 2011

Time deposits	$4,907,169	$2,671,660	$781,137	$612,639	$841,733
Short-term borrowings	1,607,533	1,607,533	—	—	—
Long-term debt	807,721	177	182,954	65,180	559,410
Operating leases	190,521	14,184	36,221	27,390	112,726

Total contractual obligations	$7,512,944	$4,293,554	$1,000,312	$705,209	$1,513,869

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

          The Subsidiary Banks have the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of March 31, 2007 totaled $403.1 million. At March 31, 2007, the Subsidiary Banks had $49.9 million of unused borrowing capacity from the FHLB. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, treasury tax and loan notes, and the principal runoff of investment securities. At March 31, 2007, the Subsidiary Banks had unused short-term lines of credit totaling $1.9 billion (which may be canceled at the lender’s option).

          The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for the Subsidiary Banks to meet emergency funding needs. At March 31, 2007, the Subsidiary Banks had qualifying collateral to secure advances up to $1.8 billion, of which none was outstanding.

          At March 31, 2007, the parent company had three unused short-term lines of credit totaling $35.0 million. These lines of credit mature May 14, 2007 for $15.0 million, June 30, 2007 for $10.0 million, and November 14, 2007 for $10.0 million.

          TSFG, principally through the Subsidiary Banks, enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at March 31, 2007, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

Recently Adopted/Issued Accounting Pronouncements

          See Note 1 – Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements in the accompanying Notes to the Consolidated Financial Statements for details of recently adopted and recently issued accounting pronouncements and their expected impact on the Company’s Consolidated Financial Statements.

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

     Evaluation of Disclosure Controls and Procedures

          At March 31, 2007, TSFG’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of March 31, 2007, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports is accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls over Financial Reporting

          TSFG continually assesses the adequacy of its internal control over financial reporting quarterly and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with the evaluation described in the immediately preceding paragraph during the quarter ended March 31, 2007 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          See Note 6 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 1A.	Risk Factors

          There have been no material changes to the risk factors previously disclosed under Item 1A (pages 10-12) of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stocks underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended March 31, 2007.

	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)

January 1, 2007 to January 31, 2007	1,030,644	(1)	$26.00	1,000,000	3,000,000
February 1, 2007 to February 28, 2007	487	(1)	26.78	—	3,000,000
March 1, 2007 to March 31, 2007	837	(1)	25.51	—	3,000,000

Total	1,031,968		$26.00	1,000,000	3,000,000

(1)

Includes 30,644 shares in January, 487 shares in February, and 837 shares in March canceled in connection with exercise of options or vesting of restricted stock. Pursuant to TSFG’s stock option plans, participants may exercise stock options by surrendering shares of TSFG common stock the participants already own as payment of the option exercise price. Pursuant to TSFG’s restricted stock plans, participants may tender shares of vested restricted stock as payment for taxes due at the time of vesting. Shares surrendered by participants of these plans are repurchased pursuant to the terms of the applicable stock option or restricted stock plan and not pursuant to publicly announced share repurchase programs.

(2)

In December of 2006, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 4 million shares of its common stock. This authorization replaced TSFG’s existing stock repurchase authorizations. This stock repurchase program has no expiration date and will expire upon completion of repurchases totaling the amount authorized to repurchase. Subsequent to quarter-end, TSFG repurchased an additional 1 million shares of its common stock in the open market at an average price per share of $23.07. As of the filing of this Form 10-Q, there were 2 million shares remaining under the authorization.

Item 3.	Defaults upon Senior Securities

          None.

Item 4.	Submission of Matters to a Vote of Securities Holders

          None.

Item 5.	Other Information

          None.

Item 6.	Exhibits

10.1	Form of Award Agreement for 2007-2009 Period of the TSFG Long Term Incentive Plan

31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Note for non-filed versions of this Form 10-Q

The above exhibits may be found on TSFG’s electronic filing of its March 31, 2007 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: May 9, 2007	/s/ James R. Gordon

James R. Gordon
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)