Form 10-Q
period 2007-06-30
SOUTH FINANCIAL GROUP INC
filed 2007-08-09
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____ to____

Commission file number 0-15083

The South Financial Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

102 South Main Street, Greenville, South Carolina	29601
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s $1.00 par value common stock as of August 7, 2007 was 72,917,278.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	June 30,
			December 31, 2006
	2007	2006

Assets
Cash and due from banks	$267,005	$286,954	$326,567
Interest-bearing bank balances	263	16,275	31,264
Federal funds sold and securities purchased to resell	—	7,176	—
Securities
Available for sale, at fair value	2,433,341	2,861,182	2,743,456
Held to maturity (fair value $41,501, $53,106, and $52,101, respectively)	41,892	53,617	52,308

Total securities	2,475,233	2,914,799	2,795,764

Loans held for sale	35,718	78,763	28,556
Loans held for investment	10,029,228	9,439,445	9,701,867
Less: Allowance for loan losses	(125,545)	(108,995)	(111,663)

Net loans held for investment	9,903,683	9,330,450	9,590,204

Premises and equipment, net	224,951	207,393	219,163
Accrued interest receivable	75,851	71,905	77,523
Goodwill	650,544	650,254	650,492
Other intangible assets, net	30,939	39,436	35,076
Other assets	475,488	473,678	455,907

Total assets	$14,139,675	$14,077,083	$14,210,516

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$1,244,834	$1,465,811	$1,280,908
Interest-bearing	8,840,972	7,774,508	8,235,832

Total deposits	10,085,806	9,240,319	9,516,740
Federal funds purchased and repurchase agreements	1,210,921	1,088,143	1,421,099
Other short-term borrowings	221,729	171,157	347,620
Long-term debt	857,248	1,846,062	1,130,475
Accrued interest payable	77,751	60,928	68,940
Other liabilities	168,033	188,897	163,610

Total liabilities	12,621,488	12,595,506	12,648,484

Commitments and contingencies (Note 6)	—	—	—

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 73,698,807, 75,033,866, and 75,341,276 shares, respectively	73,699	75,034	75,341
Surplus	1,129,499	1,158,758	1,167,685
Retained earnings	378,399	338,019	367,261
Guarantee of employee stock ownership plan debt	(39)	(268)	(151)
Accumulated other comprehensive loss, net of tax	(63,371)	(89,966)	(48,104)

Total shareholders’ equity	1,518,187	1,481,577	1,562,032

Total liabilities and shareholders’ equity	$14,139,675	$14,077,083	$14,210,516

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Interest Income
Interest and fees on loans	$191,961	$179,971	$378,589	$349,159
Interest and dividends on securities:
Taxable	26,879	31,652	55,704	64,195
Exempt from federal income taxes	2,888	3,210	5,936	6,554

Total interest and dividends on securities	29,767	34,862	61,640	70,749
Interest on short-term investments	97	879	238	1,171

Total interest income	221,825	215,712	440,467	421,079

Interest Expense
Interest on deposits	92,066	68,704	180,545	131,183
Interest on short-term borrowings	21,165	20,924	42,429	39,022
Interest on long-term debt	12,073	22,962	26,434	44,840

Total interest expense	125,304	112,590	249,408	215,045

Net Interest Income	96,521	103,122	191,059	206,034
Provision for Credit Losses	17,125	7,487	26,138	17,398

Net interest income after provision for credit losses	79,396	95,635	164,921	188,636
Noninterest Income	28,508	29,342	56,332	56,497
Noninterest Expenses	80,976	80,381	163,307	158,050

Income before income taxes	26,928	44,596	57,946	87,083
Income taxes	8,998	15,253	19,498	29,933

Net Income	$17,930	$29,343	$38,448	$57,150

Average Common Shares Outstanding, Basic	74,050	74,865	74,390	74,775
Average Common Shares Outstanding, Diluted	74,397	75,505	74,815	75,422
Net Income Per Common Share, Basic	$0.24	$0.39	$0.52	$0.76
Net Income Per Common Share, Diluted	0.24	0.39	0.51	0.76

Dividends per common share	$0.18	$0.17	$0.36	$0.34

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Loss, Net	Total

Balance, December 31, 2005	74,721,461	$74,721	$1,151,005	$307,081	$(45,900)	$1,486,907
Net income	—	—	—	57,150	—	57,150
Other comprehensive loss, net of income tax of $25,623	—	—	—	—	(44,066)	(44,066)

Comprehensive income	—	—	—	—	—	13,084

Cash dividends declared ($0.34 per common share)	—	—	—	(25,486)	—	(25,486)
Common stock activity:
Exercise of stock options, including income tax benefit of $825	245,158	245	4,255	—	—	4,500
Dividend reinvestment plan	64,749	65	1,567	—	—	1,632
Restricted stock plan	(18,110)	(18)	1,892	—	—	1,874
Employee stock purchase plan	9,237	9	222	—	—	231
Director compensation	8,813	9	227	—	—	236
Acquisitions	2,558	3	68			71
Common stock released by trust for deferred compensation	—	—	—	138	—	138
Deferred compensation payable in common stock	—	—	—	(138)	—	(138)
Cumulative effect of initial application of SAB 108, net of income tax of $1,858	—	—	—	(3,412)	—	(3,412)
Reversal of unearned compensation upon adoption of SFAS 123R	—	—	(2,301)	2,301	—	—
Stock option expense	—	—	1,759	—	—	1,759
Miscellaneous	—	—	64	117	—	181

Balance, June 30, 2006	75,033,866	$75,034	$1,158,758	$337,751	$(89,966)	$1,481,577

Balance, December 31, 2006	75,341,276	$75,341	$1,167,685	$367,110	$(48,104)	$1,562,032
Net income	—	—	—	38,448	—	38,448
Other comprehensive loss, net of income tax of $8,756	—	—	—	—	(15,267)	(15,267)

Comprehensive income	—	—	—	—	—	23,181

Cash dividends declared ($0.36 per common share)	—	—	—	(26,750)	—	(26,750)
Common stock activity:
Repurchase of stock	(2,150,000)	(2,150)	(50,522)	—	—	(52,672)
Exercise of stock options, including income tax benefit of $849	382,357	383	7,224	—	—	7,607
Dividend reinvestment plan	71,002	71	1,575	—	—	1,646
Restricted stock plan	29,349	29	973	(72)	—	930
Employee stock purchase plan	10,299	11	229	—	—	240
Director compensation	10,237	10	250	—	—	260
Acquisitions	4,287	4	100	—	—	104
Common stock released by trust for deferred compensation	—	—	—	12	—	12
Deferred compensation payable in common stock	—	—	—	(12)	—	(12)
Cumulative effect of initial application of FIN 48	—	—	—	(488)	—	(488)
Stock option expense	—	—	1,946	—	—	1,946
Miscellaneous	—	—	39	112	—	151

Balance, June 30, 2007	73,698,807	$73,699	$1,129,499	$378,360	$(63,371)	$1,518,187

*           Other includes guarantee of employee stock ownership plan debt and deferred compensation.

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,

	2007	2006

Cash Flows from Operating Activities
Net income	$38,448	$57,150
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	16,782	22,158
Provision for credit losses	26,138	17,398
Share-based compensation expense	3,775	3,140
Loss (gain) on securities	3,622	(4,276)
Loss on derivative activities	1,400	1,370
Gain on sale of mortgage loans	(2,999)	(3,876)
Loss on early extinguishment of debt	231	—
Loss on indirect auto loans	—	4,462
Loss (gain) on disposition of premises and equipment	46	(542)
Loss on disposition of other real estate owned	163	642
Excess tax benefits from share-based compensation	(849)	(825)
Origination of loans held for sale	(243,785)	(297,671)
Sale of loans held for sale and principal repayments	254,634	258,436
Increase in other assets	(18,839)	(407)
Increase in other liabilities	8,600	39,329

Net cash provided by operating activities	87,367	96,488

Cash Flows from Investing Activities
Sale of securities available for sale	129,781	25,032
Maturity, redemption, call, or principal repayments of securities available for sale	161,177	190,326
Maturity, redemption, call, or principal repayments of securities held to maturity	10,499	8,961
Purchase of securities available for sale	(4,370)	(34,469)
Purchase of securities held to maturity	(140)	—
Origination of loans held for investment, net of principal repayments	(358,682)	(390,653)
Sale of loans originally held for investment	—	353,044
Sale of other real estate owned	3,154	3,637
Sale of premises and equipment	144	3,616
Purchase of premises and equipment	(16,201)	(26,598)
Cash equivalents acquired, net of payment for purchase acquisition	—	(53)

Net cash (used for) provided by investing activities	(74,638)	132,843

Cash Flows from Financing Activities
Increase in deposits	577,344	28,312
Decrease in federal funds purchased and repurchase agreements	(210,178)	(333,158)
(Decrease) increase in other short-term borrowings	(126,775)	117,290
Issuance of long-term debt	77,320	127,321
Payment of long-term debt	(350,307)	(203,181)
Cash dividends paid on common stock	(27,030)	(25,446)
Repurchase of common stock	(52,672)	—
Excess tax benefits from share-based compensation	849	825
Other common stock activity	8,157	6,406

Net cash used for financing activities	(103,292)	(281,631)

Net change in cash and cash equivalents	(90,563)	(52,300)
Cash and cash equivalents at beginning of year	357,831	362,705

Cash and cash equivalents at end of period	$267,268	$310,405

Supplemental Cash Flow Data
Interest paid	$240,163	$207,397
Income tax payments (refunds received), net	20,583	(4,740)
Significant non-cash investing and financing transactions:
Increase in unrealized loss on available for sale securities	(19,284)	(60,845)
Loans transferred to other real estate owned	3,502	3,732

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

Nature of Operations

          TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, treasury services, merchant processing, mortgage, and wealth management (which consists of benefits administration, insurance, private banking, retail investment, and trust and investment management). TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First Bank) and in Florida (as Mercantile Bank). TSFG also owns several non-bank subsidiaries. At June 30, 2007, TSFG operated through 79 branch offices in South Carolina, 65 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina. Prior to July 1, 2007, TSFG’s Florida banking operations were conducted through a separate banking subsidiary, Mercantile Bank. However, effective July 1, 2007, Mercantile Bank was merged with and into Carolina First Bank. Subsequent to the merger, the former Mercantile Bank operations have been operated as a division of Carolina First Bank, under the name “Mercantile Bank.”

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

Reclassifications

          Certain prior year amounts have been reclassified to conform to the 2007 presentations. In particular, in second quarter 2007, TSFG began presenting its merchant income net of direct processing costs (see Note 2).

          In addition, in second quarter 2007, TSFG reclassified certain deposit balances from time deposits under $100,000 to time deposits of $100,000 or more. Amounts for prior periods (including $408.8 million at December 31, 2006 and $222.0 million at June 30, 2006) have been reclassified to conform to the current presentation. The following summarizes deposit categories affected by the reclassification (in thousands):

	June 30,		December 31,

	2007	2006	2006
Time deposits under $100,000	$1,363,462	$1,204,609	$1,272,056
Time deposits of $100,000 or more	1,583,653	1,427,811	1,514,615

Recently Adopted Accounting Pronouncements

     Accounting for Uncertainty in Income Taxes

          In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. TSFG adopted FIN 48 effective January 1, 2007. As a result, the Company recognized a $488,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

to the beginning balance of retained earnings; therefore, prior period results have not been restated. At the beginning of 2007, TSFG had approximately $13.2 million of total gross unrecognized tax benefits. Of this total, $3.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. During the first quarter 2007, unrecognized tax benefits were reduced by approximately $4.7 million related to payments due on settlements with South Carolina and the Internal Revenue Service during 2006. During the second quarter of 2007, unrecognized tax benefits increased by approximately $917,000, which includes approximately $90,000 of accrued interest, related to new information in connection with a potential understatement of federal and state income taxes in an open tax year. As of June 30, 2007, the Company does not expect a significant increase or decrease in unrecognized tax benefits in the next 12 months.

          TSFG and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. The Company is subject to state and local income tax examinations for the tax years 2001 through 2006. A TSFG subsidiary is currently under examination by the state of North Carolina for tax years 2003 through 2005.

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

     Endorsement Split-Dollar Life Insurance Arrangements

          In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. TSFG is currently evaluating the effect of adopting this guidance on its Consolidated Financial Statements.

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

     Collateral Assignment Split-Dollar Life Insurance Arrangements

          In March 2007, the EITF reached a final consensus on Issue 06-10 (“EITF 06-10”), “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. TSFG is currently evaluating the effect of adopting this guidance on its Consolidated Financial Statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Supplemental Financial Information to Consolidated Statements of Income

          The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Noninterest Income
Service charges on deposit accounts	$11,223	$11,592	$21,836	$22,880
Debit card income	2,403	2,095	4,580	4,016
Customer service fee income	1,402	1,074	2,693	2,083

Total customer fee income	15,028	14,761	29,109	28,979

Insurance income	2,987	2,806	6,284	5,783
Retail investment services	2,282	2,249	4,240	4,272
Trust and investment management income	1,734	1,678	3,328	3,135
Benefits administration fees	749	749	1,491	1,416

Total wealth management income	7,752	7,482	15,343	14,606

Bank-owned life insurance income	4,454	2,969	7,305	5,788
Mortgage banking income	1,877	2,078	3,946	3,962
Merchant processing income, net (1)	771	640	1,506	1,161
Loss on derivative activities	(1,497)	(245)	(1,400)	(1,370)
(Loss) gain on securities	(2,237)	3,601	(3,622)	4,276
Loss on indirect auto loans	—	(4,462)	—	(4,462)
Other	2,360	2,518	4,145	3,557

Total noninterest income	$28,508	$29,342	$56,332	$56,497

Noninterest Expenses
Salaries and wages	$34,804	$33,605	$71,636	$65,659
Employee benefits	9,245	8,703	19,004	17,732
Occupancy	8,545	7,684	17,153	14,997
Furniture and equipment	6,486	6,468	12,948	12,420
Professional services	4,914	5,497	9,017	11,276
Advertising and business development	1,973	2,187	3,904	4,693
Amortization of intangibles	2,136	2,208	4,137	4,415
Telecommunications	1,418	1,421	2,811	2,839
Loss on early extinguishment of debt	231	—	231	—
Other	11,224	12,608	22,466	24,019

Total noninterest expenses	$80,976	$80,381	$163,307	$158,050

(1)

In second quarter 2007, TSFG began presenting its merchant income net of direct processing costs. Direct merchant processing costs totaled (in thousands) $3,930 and $6,950, respectively, for the three and six months ended June 30, 2007, and $2,678 and $4,843, respectively, for the three and six months ended June 30, 2006. Amounts presented for prior periods have been reclassified to conform to the current presentation.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note3 – Accumulated Other Comprehensive Income (Loss)

          The following summarizes accumulated other comprehensive loss, net of tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net Unrealized Losses on Securities Available for Sale
Balance at beginning of period	$(37,601)	$(66,137)	$(47,378)	$(46,350)
Other comprehensive loss:
Unrealized holding losses arising during the period	(36,732)	(25,819)	(22,579)	(56,569)
Income tax benefit	13,526	9,633	8,250	21,038
Less: Reclassification adjustment for losses (gains) included in net income	1,910	(3,601)	3,295	(4,276)
Income tax expense (benefit)	(668)	1,257	(1,153)	1,490

	(21,964)	(18,530)	(12,187)	(38,317)

Balance at end of period	(59,565)	(84,667)	(59,565)	(84,667)

Net Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	557	(2,233)	(726)	450
Other comprehensive loss:
Unrealized loss on change in fair values	(6,603)	(4,206)	(4,198)	(8,165)
Income tax benefit	2,312	1,472	1,470	2,858
Less: Amortization of terminated swaps	(110)	(510)	(541)	(679)
Income tax expense	38	178	189	237

	(4,363)	(3,066)	(3,080)	(5,749)

Balance at end of period	(3,806)	(5,299)	(3,806)	(5,299)

	$(63,371)	$(89,966)	$(63,371)	$(89,966)

Total other comprehensive loss	$(26,327)	$(21,596)	$(15,267)	$(44,066)
Net income	17,930	29,343	38,448	57,150

Comprehensive (loss) income	$(8,397)	$7,747	$23,181	$13,084

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 4 – Gross Unrealized Losses on Investment Securities

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	June 30, 2007

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Treasury	$—	$—	$165,152	$1,930	$165,152	$1,930
U.S. Government agencies	49,555	841	598,524	14,935	648,079	15,776
Mortgage-backed securities	45,523	1,209	1,088,417	70,153	1,133,940	71,362
State and municipals	59,241	977	232,963	6,039	292,204	7,016
Equity investments	3,723	227	—	—	3,723	227

	$158,042	$3,254	$2,085,056	$93,057	$2,243,098	$96,311

Securities Held to Maturity
State and municipals	$3,449	$27	$17,366	$492	$20,815	$519

	June 30, 2006

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Treasury	$118,419	$1,381	$52,554	$2,756	$170,973	$4,137
U.S. Government agencies	241,498	6,285	402,013	18,920	643,511	25,205
Mortgage-backed securities	271,089	12,034	1,220,291	81,110	1,491,380	93,144
State and municipals	104,050	2,587	231,624	7,336	335,674	9,923
Corporate bonds	58,941	2,345	52,326	2,743	111,267	5,088
Equity investments	—	—	1,019	41	1,019	41

	$793,997	$24,632	$1,959,827	$112,906	$2,753,824	$137,538

Securities Held to Maturity
State and municipals	$4,432	$65	$20,544	$712	$24,976	$777

          At June 30, 2007, TSFG had 1,137 individual investments that were in an unrealized loss position. The unrealized losses on investments summarized above, except for equity investments, were attributable to increases in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold these debt securities until a market price recovery or maturity. Therefore, at June 30, 2007, these investments are not considered impaired on an other-than-temporary basis.

          In second quarter 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its $93.2 million corporate bond portfolio due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy and related credit risk considerations. Subsequent to quarter-end, TSFG sold approximately $70 million of corporate bonds and recognized an additional loss on sale of approximately $300,000.

          At June 30, 2007, TSFG’s equity investments with unrealized losses are not considered impaired on an other-than-temporary basis due to the lack of severity of the impairment.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Derivative Financial Instruments and Hedging Activities

          The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) are presented below.

	June 30, 2007			December 31, 2006

	Fair Value		Notional Amount	Fair Value		Notional Amount

	Asset	Liability		Asset	Liability

Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$—	$—	$—	$143	$—	$183,000
Interest rate swaps associated with lending activities	—	4,728	770,000	1,979	3,408	870,000
Interest rate floor associated with lending activities	653	—	200,000	1,564	—	200,000

Fair Value Hedges
Interest rate swaps associated with brokered CDs	—	41,640	1,085,977	—	33,541	1,167,585

Other Derivatives
Forward foreign currency contracts	173	173	18,430	36	36	18,119
Options, interest rate swaps and other	6,678	6,178	258,266	6,236	5,922	278,846

	$7,504	$52,719	$2,332,673	$9,958	$42,907	$2,717,550

          In the three and six months ended June 30, 2007, noninterest income included a loss of $1.5 million and $1.4 million, respectively, for derivative activities. In the three and six months ended June 30, 2006, noninterest income included a loss of $245,000 and $1.4 million, respectively, for derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness for fair value hedges, which totaled $601,000 and $742,000, respectively, for the three and six months ended June 30, 2007, and $444,000 and $895,000, respectively, for the three and six months ended June 30, 2006; and other miscellaneous items.

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

Recourse Reserve

          As part of its acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At June 30, 2007, the estimated recourse reserve liability, included in other liabilities, totaled $6.1 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

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

	Outstanding Commitments

	June 30, 2007	December 31, 2006

Commitment on loans	$2,163,267	$2,204,476
Standby letters of credit	178,910	177,905
Unused credit card lines	31,795	28,442
Documentary letters of credit	517	944

Total	$2,374,489	$2,411,767

Note 7 – Share Information

          The following is a summary of the basic and diluted average common shares outstanding and earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net income (numerator)	$17,930	$29,343	$38,448	$57,150
Basic
Average common shares outstanding (denominator)	74,050,115	74,864,648	74,390,456	74,775,416
Earnings per share	$0.24	$0.39	$0.52	$0.76
Diluted
Average common shares outstanding	74,050,115	74,864,648	74,390,456	74,775,416
Average dilutive potential common shares	346,976	640,035	424,465	647,023

Average diluted shares outstanding (denominator)	74,397,091	75,504,683	74,814,921	75,422,439

Earnings per share	$0.24	$0.39	$0.51	$0.76

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares during the period:

	Number of Shares	Range of Exercise Prices

For the Three Months Ended
June 30, 2007	2,152,567	$24.10 to $31.96
June 30, 2006	1,287,406	$27.08 to $31.96

For the Six Months Ended
June 30, 2007	2,057,117	$24.79 to $31.96
June 30, 2006	1,343,436	$26.94 to $31.96

          On December 14, 2006, TSFG’s Board of Directors authorized a stock repurchase program of up to 4 million shares. This authorization replaced TSFG’s existing stock repurchase authorization. In the first half of 2007, TSFG repurchased 2.15 million shares in connection with the aforementioned authorization. During July 2007, TSFG repurchased an additional 850,000 shares.

Note 8 – Share-Based Compensation

          In the second quarter 2007, TSFG’s board of directors approved new Long-Term Incentive Plan (“LTIP”) awards for the period 2007-2009. A total of 483,252 restricted stock units (“RSUs”) with a per share fair value of $23.40 have been reserved for potential issuance for the 2007-2009 period, which includes both service and performance-based awards. Of these units, the service award component (100,248 RSUs) will be expensed ratably over the three-year vesting period, assuming continued employment of the LTIP participant. The remaining RSUs are performance-based awards and will vest based on achieving, during 2009, certain performance targets. Achieving target performance (100%) on the performance goals will result in the issuance of 191,502 shares, although a maximum of 191,502 additional shares may be issued if more stringent performance hurdles are met. The compensation expense related to the performance-based RSUs will be recognized ratably over the period from the date of award through December 31, 2009, based on management’s assessment of the probability that the performance targets will be met. If the performance targets are not reached, the corresponding RSUs will be forfeited.

Note 9 – Business Segments

          South Carolina Bank, North Carolina Bank, and Florida Bank are TSFG’s primary reportable segments for management financial reporting. Effective January 1, 2007, TSFG changed its segment methodology from a legal entity structure (i.e., Carolina First Bank and Mercantile Bank) to a business segment structure along geographic lines to maintain consistency with the way management internally reviews financial information and allocates resources. Results for prior periods have been restated for comparability. Each geographic bank segment consists of commercial and consumer lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services, merchant services, wealth management and mortgage banking services. The “Other” column includes the investment securities portfolio, indirect lending, treasury, parent company activities, bank-owned life insurance, net intercompany eliminations, various nonbank subsidiaries, equity investments, and certain other activities not currently allocated to the aforementioned segments.

          The results for these segments are based on TSFG’s management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. The Company uses an internal funding methodology to assign funding costs to assets and earning credits to liabilities with an offset in “Other.” The management reporting process measures the performance of the defined segments based on TSFG’s management structure and is not necessarily comparable with similar information for other financial services companies or representative of results that would be achieved if the segments operated as stand-alone entities. If the management structure and/or allocation process change, allocations, transfers and assignments may change. Segment information (in thousands) is shown in the table below.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	South Carolina Bank	North Carolina Bank	Florida Bank	Other	Total

Three Months Ended June 30, 2007
Net interest income before inter-segment income (expense)	$43,404	$21,238	$41,606	$(9,727)	$96,521
Inter-segment interest income (expense)	(143)	(6,904)	(3,229)	10,276	—

Net interest income	43,261	14,334	38,377	549	96,521
Provision for credit losses - net charge-offs and allocated (1)	1,044	11,134	1,025	1,023	14,226
Noninterest income	13,129	2,586	9,946	2,847	28,508
Noninterest expenses - direct (2)	16,123	5,143	16,187	710	38,163

Segment contribution	$39,223	$643	$31,111	$1,663	72,640

Provision for credit losses not allocated to segments (1)					2,899
Noninterest expenses - unallocated (3)					42,813

Income before income taxes					26,928
Income tax expense					8,998

Net income					$17,930

Six Months Ended June 30, 2007
Net interest income before inter-segment income (expense)	$84,901	$41,396	$81,515	$(16,753)	$191,059
Inter-segment interest income (expense)	869	(13,412)	(4,714)	17,257	—

Net interest income	85,770	27,984	76,801	504	191,059
Provision for credit losses - net charge-offs and allocated (1)	3,238	11,026	4,434	2,407	21,105
Noninterest income	24,939	4,939	19,899	6,555	56,332
Noninterest expenses - direct (2)	32,194	10,334	33,579	1,505	77,612

Segment contribution	$75,277	$11,563	$58,687	$3,147	148,674

Provision for credit losses not allocated to segments (1)					5,033
Noninterest expenses - unallocated (3)					85,695

Income before income taxes					57,946
Income tax expense					19,498

Net income					$38,448

June 30, 2007
Total assets	$4,042,442	$1,822,178	$4,087,535	$4,187,520	$14,139,675
Total loans held for investment	3,803,084	1,713,223	3,544,032	968,889	10,029,228
Total deposits	3,564,506	1,159,407	2,997,327	2,364,566	10,085,806
Total goodwill	119,222	87,961	440,124	3,237	650,544

(1)

In 2007, the provision for credit losses included in each segment represents the actual net charge-offs for the period and any provision specifically allocated to that segment for reporting purposes. Provision in excess of actual net charge-offs and specific allocation is not allocated to any of the segments, and is thus presented as a reconciling item. TSFG is refining its methodology for allocating provision to its segments and thus the presentation of the provision allocation may change in future periods.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	South Carolina Bank	North Carolina Bank	Florida Bank	Other	Total

Three Months Ended June 30, 2006
Net interest income before inter-segment income (expense)	$49,078	$21,362	$43,507	$(10,825)	$103,122
Inter-segment interest income (expense)	(2,796)	(6,617)	(2,424)	11,837	—

Net interest income	46,282	14,745	41,083	1,012	103,122
Provision for credit losses - net charge-offs (1)	3,357	503	507	2,165	6,532
Noninterest income	13,129	2,664	8,837	4,712	29,342
Noninterest expenses - direct (2)	15,523	4,959	16,890	758	38,130

Segment contribution	$40,531	$11,947	$32,523	$2,801	87,802

Provision for credit losses in excess of net charge-offs (1)					955
Noninterest expenses - unallocated (3)					42,251

Income before income taxes					44,596
Income tax expense					15,253

Net income					$29,343

Six Months Ended June 30, 2006
Net interest income before inter-segment income (expense)	$96,855	$40,309	$84,625	$(15,755)	$206,034
Inter-segment interest income (expense)	(2,771)	(10,244)	(2,632)	15,647	—

Net interest income	94,084	30,065	81,993	(108)	206,034
Provision for credit losses - net charge-offs (1)	7,834	1,965	778	2,762	13,339
Noninterest income	25,450	5,070	17,770	8,207	56,497
Noninterest expenses - direct (2)	30,221	10,016	33,435	1,515	75,187

Segment contribution	$81,479	$23,154	$65,550	$3,822	174,005

Provision for credit losses in excess of net charge-offs (1)					4,059
Noninterest expenses - unallocated (3)					82,863

Income before income taxes					87,083
Income tax expense					29,933

Net income					$57,150

June 30, 2006
Total assets	$4,116,571	$1,649,500	$3,834,479	$4,476,533	$14,077,083
Total loans held for investment	3,771,972	1,521,135	3,265,018	881,320	9,439,445
Total deposits	3,738,122	1,008,663	3,010,311	1,483,223	9,240,319
Total goodwill	119,233	87,900	439,884	3,237	650,254

(1)

In 2006, the provision for credit losses included in each segment represents the actual net charge-offs for the period. Provision in excess of actual net charge-offs is not allocated to any of the segments, and is thus presented as a reconciling item. TSFG is refining its methodology for allocating provision to its segments and thus the presentation of the provision allocation may change in future periods.

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2006. Results of operations for the six months ended June 30, 2007 are not necessarily indicative of results that may be attained for any other period.

          Effective July 1, 2007, TSFG primarily operates through its subsidiary bank, Carolina First Bank, which conducts operations in South Carolina and North Carolina (as Carolina First Bank) and in Florida (as Mercantile Bank).

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

•

loan growth, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition and loans in a North Carolina development under investigation);

•	level, composition, and repricing characteristics of the securities portfolio;

•	deposit growth, change in the mix or type of deposit products and cost of deposits;

•	availability of wholesale funding;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	continued availability of senior management;

•	technological changes;

•	ability to increase market share;

•	income and expense projections, ability to control expenses, and expense reduction initiatives;

•	changes in the compensation, benefit, and incentive plans, including compensation accruals;

•	risks associated with income taxes, including the potential for adverse adjustments;

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

Overview

          The South Financial Group is a financial holding company, headquartered in Greenville, South Carolina, with $14.1 billion in total assets and 171 branch offices in South Carolina, Florida, and North Carolina at June 30, 2007. Founded in 1986, TSFG focuses on fast-growing banking markets in the Southeast and concentrates its growth in metropolitan statistical areas. TSFG operates Carolina First Bank, which conducts banking operations in North Carolina and South Carolina (as Carolina First Bank), in Florida (as Mercantile Bank), and on the Internet (as Bank Caroline). At June 30, 2007, approximately 46% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 39% were in Florida, and 15% were in North Carolina. (See “Noninterest Expenses” for a discussion of the merger of TSFG’s two bank subsidiaries effective July 1, 2007.)

          TSFG uses a super-community bank strategy and targets small and middle market businesses and retail customers. As a super-community bank, TSFG combines personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

          TSFG reported net income of $38.4 million, or $0.51 per diluted share, for the first six months of 2007, compared with $57.2 million, or $0.76 per diluted share, for the first six months of 2006. The decline in net income is principally from lower net interest income and a second quarter 2007 additional provision for loan losses of $10.5 million pre-tax (or $7.0 million after-tax) related to a well-publicized western North Carolina real estate development which was alleged by the North Carolina attorney general to involve fraud (“NC Development Loans”). Average diluted shares outstanding decreased 0.8% to 74.8 million shares, principally as a result of TSFG’s repurchase of 2.15 million shares during the first six months of 2007, partially offset by shares issued pursuant to the exercise of stock options.

          TSFG continues to focus on improving its balance sheet mix by increasing the relative level and mix of customer assets and liabilities. On the asset side, average loans as a percentage of average earning assets increased to 78.5% for the first half of 2007 from 75.2% for the first half of 2006. On the funding side, average customer funding (which includes deposits less brokered deposits plus customer sweeps) as a percentage of average total funding increased to 67.3% for the first half of 2007, up from 63.3% for the first half of 2006.

          Using period-end balances, TSFG’s loans held for investment at June 30, 2007 increased 6.2% from a year ago, and total deposit balances grew 9.1%. Customer funding (deposits less brokered deposits plus customer sweeps) increased 2.0% since June 30, 2006.

          Tax-equivalent net interest income was $194.3 million for the first six months of 2007, a $15.3 million decrease from $209.6 million for the first six months of 2006. The net interest margin decreased to 3.10% for the first half of 2007 from 3.28% for the first half of 2006. This margin compression reflects customer preference for higher-cost deposit categories, higher wholesale borrowing costs, and actions by management to reduce interest rate risk and optionality on the balance sheet. Most recently, the net interest margin improved four basis points to 3.12% for second quarter 2007 from 3.08% for first quarter 2007 due to an increase in earning asset yields and stable customer funding costs.

          Noninterest income decreased 0.3% to $56.3 million for the first six months of 2007 compared to $56.5 million for the first six months of 2006. Noninterest income for the first half of 2007 included a net loss on securities of $3.6 million including other-than-temporary impairment on TSFG’s corporate bond portfolio as well as net losses sustained on the sale of approximately $120 million of securities available for sale, including $116 million in first quarter 2007 to manage interest rate risk. This compares with a $4.3 million net gain for the first half of 2006. In addition, noninterest income for the first half of 2007 included $1.5 million in life insurance proceeds. Noninterest income for the first half of 2006 included a $4.5 million loss on indirect auto loans. TSFG’s wealth management income, merchant processing income, and customer fee income for the first six months of 2007 increased over the prior year amounts.

          Noninterest expenses totaled $163.3 million for the first six months of 2007, compared to $158.1 million for the first six months of 2006, an increase of 3.3%. Salaries, wages and employee benefits (excluding contract buyouts and severance), which account for 54.1% of total noninterest expenses for the first six months of 2007, increased 6.7% to $88.3 million. The increase in noninterest expenses included higher incentive expense, higher salaries attributable to annual salary increases and TSFG’s expansion of its management team, and higher occupancy expenses, partially offset by declines in professional fees and most other categories of expense. TSFG continued to make progress in its expense reduction initiative, as noninterest expenses for second quarter 2007 decreased to $81.0 million from $82.3 million for first quarter 2007 and $91.0 million for fourth quarter 2006.

          At June 30, 2007, nonperforming assets as a percentage of loans held for investment and foreclosed property decreased to 0.45% from 0.51% at June 30, 2006. For the six months ended June 30, 2007, annualized net loan charge-offs totaled 0.25% of average loans held for investment, an improvement from 0.28% for the six months ended June 30, 2006. Net loan charge-offs declined to 0.21% for second quarter 2007, down from 0.29% for first quarter 2007. TSFG’s provision for credit losses increased to $26.1 million for the first six months of 2007 from $17.4 million for the first six months of 2006, primarily as a result of an additional $10.5 million provision expense related to the NC Development Loans. The allowance for loan loss coverage of nonperforming loans at June 30, 2007 increased to 3.02 times, compared with 2.88 times at June 30, 2006.

          TSFG’s tangible equity to tangible asset ratio totaled 6.22% at June 30, 2007, up from 5.92% at June 30, 2006, primarily as a result of retention of earnings and a decrease in net unrealized losses on available for sale securities. At

June 30, 2007, the after-tax net unrealized loss on available for sale securities totaled $59.6 million, down from $84.7 million at June 30, 2006.

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

Expanded Corporate Facilities

          There have been no material changes to the plans for TSFG’s Expanded Corporate Facilities previously disclosed on page 16 of TSFG’s March 31, 2007 Quarterly Report on Form 10-Q.

Balance Sheet Review

     Loans

          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At June 30, 2007, outstanding loans totaled $10.1 billion, which equaled 99.8% of total deposits (129.2% of customer deposits) and 71.2% of total assets. Loans held for investment increased $589.8 million, or 6.2%, to $10.0 billion at June 30, 2007 from $9.4 billion at June 30, 2006. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At June 30, 2007, approximately 8% of the portfolio was unsecured.

          As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

          TSFG generally sells a majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale decreased to $35.7 million at June 30, 2007 from $78.8 million at June 30, 2006. At June 30, 2006, loans held for sale included $51.0 million of indirect auto loans as management changed its intent with regard to these loans during June and July 2006. Excluding the indirect auto loans, loans held for sale increased from $27.7 million at June 30, 2006, partly due to TSFG’s decision to hold fewer mortgage loans in its held for investment portfolio.

          Table 1 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan.

Table 1

Loan Portfolio Composition

(dollars in thousands)

	June 30,
			December 31, 2006
	2007	2006

Commercial, financial and agricultural	$2,285,920	$2,046,169	$2,152,375
Real estate - construction (1)	1,738,387	1,515,148	1,630,366
Real estate - residential mortgages (1-4 family)	1,388,485	1,496,948	1,416,005
Commercial secured by real estate (1)	3,819,818	3,703,930	3,727,316
Consumer	796,618	677,250	775,805

Loans held for investment	$10,029,228	$9,439,445	$9,701,867

Percentage of Loans Held for Investment
Commercial, financial and agricultural	22.8%	21.7%	22.2%
Real estate - construction (1)	17.3	16.0	16.8
Real estate - residential mortgages (1-4 family)	13.9	15.9	14.6
Commercial secured by real estate (1)	38.1	39.2	38.4
Consumer	7.9	7.2	8.0

Total	100.0%	100.0%	100.0%

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

          Table 2 provides a stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 1, which stratifies the portfolio by collateral type and borrower type. Certain prior period amounts have been reclassified to conform to current period presentation.

Table 2

Loan Portfolio Composition Based on Loan Purpose

(dollars in thousands)

	June 30,
			December 31,
	2007	2006	2006

Commercial Loans
Commercial and industrial	$2,569,628	$2,393,706	$2,491,210
Owner - occupied real estate (1)	961,806	880,545	830,179
Commercial real estate	4,258,837	4,043,550	4,171,631

	7,790,271	7,317,801	7,493,020

Consumer Loans
Indirect - sales finance	684,053	555,678	660,401
Direct retail (2)	430,760	428,702	439,478
Home equity	547,167	554,266	528,909

	1,661,980	1,538,646	1,628,788

Mortgage Loans (2)	576,977	582,998	580,059

Total loans held for investment	$10,029,228	$9,439,445	$9,701,867

Percentage of Loans Held for Investment
Commercial and industrial	25.6%	25.4%	25.7%
Owner - occupied real estate (1)	9.6	9.3	8.6
Commercial real estate	42.5	42.8	43.0
Consumer	16.6	16.3	16.7
Mortgage	5.7	6.2	6.0

Total	100.0%	100.0%	100.0%

(1)	In Table 1, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

(2)

In second quarter 2007, TSFG reclassified certain loan balances from mortgage loans to consumer direct retail. Amounts for prior periods (including $151.1 million at March 31, 2007, $146.5 million at December 31, 2006, $123.8 million at June 30, 2006) have been reclassified to conform to the current presentation.

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

          Mortgage loans are conforming loans to individuals, secured by first or second mortgages on single-family residences, generally to finance the acquisition or construction of those residences. TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy.

          Table 3 sorts the commercial real estate portfolio by geography and property type. The portfolio’s most significant concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. By product type, commercial construction and development loans, the largest component of commercial real estate loans, represent 41.2% of the total commercial real estate loans at June 30, 2007, up from 39.4% at December 31, 2006. The risk attributable to the concentration in commercial real estate loans is managed by focusing our lending on markets with which we are familiar and on borrowers with proven track records whom we believe possess the financial means to weather adverse market conditions. Consequently, although the analysis of reserve adequacy includes an adjustment to account for the risk inherent in this concentration, management believes the loss potential in its commercial real estate loans is not materially greater than that of any other segment of the portfolio. In addition, management believes that diversification by geography, property type, and borrower partially mitigates the risk of loss in its commercial real estate loan portfolio.

Table 3

Commercial Real Estate Loans

(dollars in thousands)

	June 30, 2007		December 31, 2006

		% of		% of
	Balance	Total	Balance	Total

Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$895,347	21.0%	$913,742	21.9%
Tampa Bay Florida	584,823	13.7	562,905	13.5
North Coastal South Carolina (Myrtle Beach)	379,581	8.9	274,548	6.6
Northeast Florida (Jacksonville)	341,000	8.0	354,372	8.5
Upstate South Carolina (Greenville)	332,355	7.8	338,576	8.1
Midlands South Carolina (Columbia)	326,042	7.7	381,810	9.2
North Central Florida	319,888	7.5	313,009	7.5
Central Florida (Orlando)	292,777	6.9	279,922	6.7
South Florida (Ft. Lauderdale)	250,802	5.9	263,807	6.3
South Coastal South Carolina (Charleston)	246,008	5.8	233,834	5.6
Marion County, Florida (Ocala)	149,922	3.5	147,098	3.5
Greater South Charlotte South Carolina (Rock Hill)	140,292	3.3	108,008	2.6

Total commercial real estate loans	$4,258,837	100.0%	$4,171,631	100.0%

Commercial Real Estate Loans by Product Type
Commercial construction/development	$1,756,819	41.2%	$1,642,221	39.4%
Mixed use	426,645	10.0	441,853	10.6
Residential construction	314,449	7.4	266,779	6.4
Other real estate structures	312,040	7.3	315,785	7.6
Undeveloped land	297,539	7.0	253,706	6.1
1-4 family residential investment property	275,239	6.5	302,883	7.2
Retail	263,456	6.2	280,817	6.7
Multi-family residential	207,739	4.9	233,094	5.6
Hotel/motel	164,430	3.9	178,845	4.3
Other (1)	240,481	5.6	255,648	6.1

Total commercial real estate loans	$4,258,837	100.0%	$4,171,631	100.0%

(1)	Other includes all loans in categories smaller than the lowest percentages shown above.

Note: At June 30, 2007 and December 31, 2006, average loan size for commercial real estate loans totaled $522,000 and $478,000, respectively.

          Portfolio risk is also managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank and by requiring Board of Director approval to exceed this house limit. At June 30, 2007, TSFG’s house lending limit was $35 million, and seven credit relationships totaling $288.9 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $422.0 million, or 4.21% of total loans held for investment at June 30, 2007, up from 3.41% of total loans held for investment at June 30, 2006.

          TSFG participates in “shared national credits” (multi-bank credit facilities of $20 million or more), primarily to borrowers who are headquartered or conduct business in or near our markets. At June 30, 2007, the loan portfolio included commitments totaling $1.2 billion in shared national credits. Outstanding borrowings under these commitments totaled $502.2 million at June 30, 2007, increasing from $413.2 million at December 31, 2006, and $296.3 million at June 30, 2006.

          Credit Quality

          A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG’s credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and after-the-fact review by credit risk management of loans approved by lenders. Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with underwriting and loan monitoring policies is closely supervised. The administration of problem loans is driven by policies that require written plans for resolution and quarterly meetings with credit risk management to review progress. Credit risk management activities are monitored by Director’s Loan Committee of the Board, which meet monthly to review credit quality trends, new large credits, loans to insiders, large problem credits, credit policy changes, and reports on independent credit reviews of branch offices.

          Table 4 presents our credit quality indicators.

Table 4

Credit Quality Indicators

(dollars in thousands)

	June 30,
					December 31,
	2007		2006		2006

Loans held for investment	$10,029,228		$9,439,445		$9,701,867
Allowance for loan losses	125,545		108,995		111,663
Allowance for credit losses (1)	126,721		110,320		112,688

Nonaccrual loans - commercial (2)	33,596		30,860		28,733
Nonaccrual loans - consumer	4,405		3,388		5,250
Nonaccrual loans - mortgage	3,526		3,534		3,185
Restructured loans (2)	—		—		—

Total nonperforming loans	41,527		37,782		37,168
Foreclosed property (other real estate owned and personal property repossessions)	4,028		10,187		4,341

Total nonperforming assets	$45,555		$47,969		$41,509

Loans past due 90 days or more (mortgage and consumer with interest accruing)	$2,503		$2,849		$3,129

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	0.45%		0.51%		0.43%

Allowance for loan losses to nonperforming loans	3.02	x	2.88	x	3.00	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)	At June 30, 2007, December 31, 2006, and June 30, 2006, nonaccrual loans – commercial included $1.9 million, $500,000, and $743,000, respectively, in restructured loans.

          TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans held for investment and foreclosed property) increased to 0.45% at June 30, 2007 from 0.43% at December 31, 2006 but decreased from 0.51% at June 30, 2006.

          As disclosed on a Form 8-K filed June 13, 2007, TSFG has financed purchases of certain residential lots in a real estate development project near Spruce Pine, North Carolina (Mitchell County) since 2005 (the NC Development Loans). During second quarter 2007, TSFG learned that the developer of this project had abandoned the development. Moreover, on June 7, 2007, the North Carolina Attorney General issued a press release stating that the lot purchasers and the several lenders associated with this development have been victimized by fraudulent land sales schemes and announcing that a receiver has been appointed with respect to the project. The press release indicated that the investment scheme included more than $100 million in financing and multiple financial institutions. Table 5 summarizes information on TSFG’s involvement in and exposure to the NC Development Loans.

Table 5

NC Development Loans

(dollars in thousands)

	At and for the Six Months Ended June 30, 2007

	# of Loans	Balance	Classified as Nonaccrual	Allocated Allowance	Accrued Interest	Charge-offs

Lot loans	93	$17,422	$1,592	$9,000	$161	$—
Development loans	2	1,507	1,507	—	—	1,500

Total	95	$18,929	$3,099	$9,000	$161	$1,500

	Payment status as of June 30, 2007

	Balance	Percent	# of Loans	Accrued Interest

Current	$3,561	18.8%	20	$12
1-29 days	5,744	30.4	32	53
30-59 days	6,425	33.9	36	94
60-89 days	100	0.5	1	2
Nonaccrual	3,099	16.4	6	—

	$18,929	100.0%	95	$161

          As indicated in the table above, at June 30, 2007, loans held for investment included $18.9 million related to the NC Development Loans, of which $3.1 million was classified as nonperforming. In the coming quarters, it is likely that many of these loans will reach nonaccrual status as the payment status becomes more delinquent or as additional information regarding collection likelihood becomes available.

          Table 6 summarizes information on impaired loans, all of which are in nonaccrual status. All impaired loans are commercial loans. There was no recognized interest income on impaired loans.

Table 6

Impaired Loans

(dollars in thousands)

	At and For the Six Months Ended June 30,		At and For the Year Ended December 31,

	2007	2006	2006

Impaired loans	$33,596	$30,860	$28,733
Average investment in impaired loans	34,602	24,171	26,331
Related allowance	9,414	8,027	6,686
Foregone interest	1,386	1,044	1,665

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

          The Allowance for each portfolio segment is set at an amount within its range that reflects management’s best judgment of the extent to which historical loss levels are more or less accurate indicators of current losses in the portfolio. Management’s judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, emerging portfolio concentrations, risk management system changes, entry into new markets, new product offerings, acquired loans, loan portfolio quality trends, and uncertainty in current economic and business conditions.

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

          Table 7 summarizes the changes in the allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses and provides certain related ratios.

Table 7

Summary of Loan and Credit Loss Experience

(dollars in thousands)

At and For the Six Months Ended June 30,	At and For the Year Ended December 31, 2006

2007	2006

Allowance for loan losses, beginning of year	$111,663	$107,767	$107,767
Allowance adjustment for loans sold	—	(3,089)	(3,089)
Net charge-offs:
Loans charged-off	(16,233)	(17,658)	(36,623)
Loans recovered	4,128	4,319	10,261

(12,105)	(13,339)	(26,362)
Additions to allowance through provision expense	25,987	17,656	33,347

Allowance for loan losses, end of period	$125,545	$108,995	$111,663

Reserve for unfunded lending commitments, beginning of year	$1,025	$1,583	$1,583
Provision for unfunded lending commitments	151	(258)	(558)

Reserve for unfunded lending commitments, end of period	$1,176	$1,325	$1,025

Allowance for credit losses, beginning of year	$112,688	$109,350	$109,350
Allowance adjustment for loans sold	—	(3,089)	(3,089)
Net charge-offs:
Loans charged-off	(16,233)	(17,658)	(36,623)
Loans recovered	4,128	4,319	10,261

(12,105)	(13,339)	(26,362)
Additions to allowance through provision expense	26,138	17,398	32,789

Allowance for credit losses, end of period	$126,721	$110,320	$112,688

Average loans held for investment	$9,865,936	$9,635,658	$9,581,602
Loans held for investment, end of period	10,029,228	9,439,445	9,701,867
Net charge-offs as a percentage of average loans held for investment (annualized)	0.25%	0.28%	0.28%
Allowance for loan losses as a percentage of loans held for investment	1.25	1.15	1.15
Allowance for credit losses as a percentage of loans held for investment	1.26	1.17	1.16
Allowance for loan losses to nonperforming loans	3.02	x	2.88	x	3.00	x

          TSFG’s allowance for loan losses and allowance for credit losses at June 30, 2007 included $9.0 million related to the NC Development Loans. In addition, provision expense for the six months ended June 30, 2007 included $10.5 million related to the same development.

     Securities

          TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits, FHLB advances, and securities sold under repurchase agreements. TSFG strives to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off borrowings, to fund loan growth, or to reinvest in securities at then current market rates. Table 8 shows the carrying values of the investment securities portfolio.

Table 8

Investment Securities Portfolio Composition

(dollars in thousands)

	June 30,		December 31, 2006

	2007	2006

Available for Sale (at fair value)
U.S. Treasury	$167,195	$173,049	$166,719
U.S. Government agencies	650,581	641,315	653,034
Mortgage-backed securities	1,158,498	1,504,818	1,400,288
State and municipal	308,070	351,462	341,488
Other investments:
Corporate bonds	93,187	111,267	113,365
Federal Home Loan Bank (“FHLB”) stock	44,119	63,317	52,246
Community bank stocks	7,921	12,245	12,406
Other equity investments	3,770	3,709	3,910

	2,433,341	2,861,182	2,743,456

Held to Maturity (at amortized cost)
State and municipal	41,792	53,517	52,208
Other investments	100	100	100

	41,892	53,617	52,308

Total	$2,475,233	$2,914,799	$2,795,764

Total securities as a percentage of total assets	17.5%	20.7%	19.7%

Percentage of Total Securities Portfolio
U.S. Treasury	6.8%	5.9%	6.0%
U.S. Government agencies	26.3	22.0	23.3
Mortgage-backed securities	46.8	51.6	50.1
State and municipal	14.1	13.9	14.1
Other investments	6.0	6.6	6.5

Total	100.0%	100.0%	100.0%

          Securities (i.e., securities available for sale and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $2.7 billion in the first six months of 2007, 13.9% below the average for the corresponding period in 2006 of $3.1 billion. TSFG has continued to decrease securities by not reinvesting maturing investments and principal paydowns in an effort to reduce its reliance on wholesale borrowings. In addition, in the first half of 2007, TSFG sold approximately $120 million of securities available for sale, including $116 million in first quarter 2007 to manage interest rate risk as determined by its new asset/liability management model. In second quarter 2007, TSFG recorded $2.9 million in other-than-temporary impairment charges on its corporate bond portfolio due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy and related credit risk considerations. Subsequent to quarter-end, TSFG sold approximately $70 million of corporate bonds and recognized an additional loss on sale of approximately $300,000. TSFG continues to evaluate the approximately $23 million of corporate bonds remaining and its decision to hold such bonds until maturity to determine additional impairment, if any.

          The average tax-equivalent portfolio yield increased for the six months ended June 30, 2007 to 4.80% from 4.73% in the first six months of 2006.

          The expected duration of the debt securities portfolio was approximately 4.3 years at June 30, 2007, an increase from approximately 3.8 years at December 31, 2006 and a decrease from approximately 4.5 years at June 30, 2006. If interest rates rise, the duration of the debt securities portfolio may extend. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall.

          The available for sale portfolio constituted 98.3% of total securities at June 30, 2007. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. Approximately 72% of MBS are collateralized mortgage obligations (“CMOs”) with an average duration of 6.2 years. At June 30, 2007, approximately 19% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from three to ten years. All of TSFG’s MBS are agency-backed.

          Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities. Based on the current investment portfolio composition, in a rising interest rate environment, related prepayment activity should decrease.

          The net unrealized loss on securities available for sale (pre-tax) totaled $94.6 million at June 30, 2007, compared with a $75.3 million loss at December 31, 2006 and a $134.5 million loss at June 30, 2006, as long term interest rates decreased since June 30, 2006 and the reduction of the securities portfolio continued. If interest rates increase, TSFG expects its net unrealized loss on securities available for sale to increase. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

          Community Bank Stocks. At June 30, 2007, TSFG had equity investments in seven community banks located in the Southeast with a cost basis of $6.6 million and a market value of $7.9 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. These investments in community banks are included in securities available for sale. During the second quarter 2007, TSFG sold approximately $3 million of such securities for a net gain of $760,000.

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

          In the three and six months ended June 30, 2007, noninterest income included losses of $1.5 million and $1.4 million, respectively, for derivative activities. In the three and six months ended June 30, 2006, noninterest income included losses of $245,000 and $1.4 million, respectively, for derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness; and other miscellaneous items.

     Deposits

          Deposits remain TSFG’s primary source of funds. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources including federal funds, repurchase agreements, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.

          Table 9 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 10 shows the breakdown of customer funding by type.

Table 9

Type of Deposits

(dollars in thousands)

	June 30,		December 31,
			2006
	2007	2006

Noninterest-bearing demand deposits	$1,244,834	$1,465,811	$1,280,908
Interest-bearing checking	1,177,609	1,220,949	1,208,125
Money market accounts	2,245,466	2,333,992	2,435,413
Savings accounts	177,289	181,871	181,192

Total core deposits	4,845,198	5,202,623	5,105,638
Time deposits under $100,000 (1)	1,363,462	1,204,609	1,272,056
Time deposits of $100,000 or more (1)	1,583,653	1,427,811	1,514,615

Customer deposits (2)	7,792,313	7,835,043	7,892,309
Brokered deposits	2,293,493	1,405,276	1,624,431

Total deposits	$10,085,806	$9,240,319	$9,516,740

Percentage of Deposits
Noninterest-bearing demand deposits	12.3%	15.9%	13.4%
Interest-bearing checking	11.7	13.2	12.7
Money market accounts	22.3	25.3	25.6
Savings accounts	1.8	2.0	1.9

Core deposits	48.1	56.4	53.6
Time deposits under $100,000	13.5	13.0	13.4
Time deposits of $100,000 or more	15.7	15.4	15.9

Customer deposits (2)	77.3	84.8	82.9
Brokered deposits	22.7	15.2	17.1

Total deposits	100.0%	100.0%	100.0%

(1)

In second quarter 2007, TSFG reclassified certain deposit balances from time deposits under $100,000 to time deposits of $100,000 or more. Amounts for prior periods (including $477.1 million at March 31, 2007, $408.8 million at December 31, 2006, and $222.0 million at June 30, 2006) have been reclassified to conform to the current presentation.

(2)	TSFG defines customer deposits as total deposits less brokered deposits.

Table 10

Type of Customer Funding

(dollars in thousands)

	June 30,
			December 31, 2006
	2007	2006

Customer deposits (1)	$7,792,313	$7,835,043	$7,892,309
Customer sweeps (2)	556,622	349,471	500,288

Customer funding	$8,348,935	$8,184,514	$8,392,597

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

(2)	TSFG includes customer sweeps in short-term borrowings on its consolidated balance sheet.

          At June 30, 2007, period-end customer funding increased $164.4 million, or 2.0%, from June 30, 2006, primarily due to increases in time deposits and customer sweeps partially offset by a decrease in core deposits, as TSFG’s deposit mix continued to shift into higher-cost deposit categories.

          TSFG uses brokered deposits as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Brokered deposits increased as a percentage of total deposits since June 30, 2006 as TSFG replaced certain puttable funding with brokered deposits.

          Table 13 in “Earnings Review - Net Interest Income” details average balances for the deposit portfolio for the six months ended June 30, 2007 and 2006. Comparing the six months ending June 30, 2007 and 2006, average customer funding increased $268.5 million, or 3.3%. As stated above, within customer funding, the mix continues to shift toward higher cost products, with increases in average interest-bearing checking, money market accounts, and time deposits partially offset by a decrease in noninterest-bearing deposits.

          Average customer funding equaled 67.3% of average total funding in the first six months of 2007 and 63.3% in the first six months of 2006. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the level and mix of customer funding. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, differentiating pricing for promotions and specific markets, and changing incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue.

     Borrowed Funds

          Table 11 shows the breakdown of total wholesale borrowings by type.

Table 11

Type of Borrowings

(dollars in thousands)

	June 30,		December 31,

	2007	2006	2006

Short-Term Borrowings
Federal funds purchased and repurchase agreements	$654,299	$738,672	$920,811
Customer sweeps	556,622	349,471	500,288
FHLB advances	75,000	—	175,000
Commercial paper	32,687	30,336	32,631
Treasury, tax and loan note	114,042	140,821	139,989

Total short-term borrowings	1,432,650	1,259,300	1,768,719

Long-Term Borrowings
Repurchase agreements	200,000	771,000	521,000
FHLB advances	328,100	749,127	328,113
Subordinated notes	262,067	233,016	188,871
Mandatorily redeemable preferred stock of subsidiary	64,800	89,800	89,800
Note payable	808	847	828
Employee stock ownership plan note payable	50	350	200
Purchase accounting premiums, net of amortization	1,423	1,922	1,663

Total long term borrowings	857,248	1,846,062	1,130,475

Total borrowings	2,289,898	3,105,362	2,899,194
Less: Customer sweeps	(556,622)	(349,471)	(500,288)
Add: Brokered deposits (1)	2,293,493	1,405,276	1,624,431

Total wholesale borrowings	$4,026,769	$4,161,167	$4,023,337

Wholesale borrowings as a % of total assets	28.5%	29.6%	28.3%

(1)      TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

          TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In the first six months of 2007, average borrowings totaled $2.6 billion, compared with $3.6 billion for the same period in 2006. Since mid-2006, the FHLB and certain structured repurchase agreement counterparties continue to exercise options to put certain borrowings back to TSFG. The termination of these borrowings was funded by issuance of 3 to 5-year brokered certificates of deposit combined with growth in customer funding. While the decision to issue brokered CDs rather than reissue similar puttable funding increased TSFG’s current funding cost, removing the related funding optionality reduced future interest rate risk exposure.

          Average wholesale borrowings totaled $4.0 billion in the first six months of 2007, compared with $4.7 billion in the first six months of 2006. TSFG continues to reduce its reliance on wholesale borrowings by growth in customer funding and reductions in securities.

          Daily funding needs are met through federal funds purchased and short-term brokered CDs, repurchase agreements and FHLB advances. Balances in these accounts can fluctuate on a day-to-day basis.

          FHLB advances are a source of funding that TSFG uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings.

          During second quarter 2007, TSFG recognized a loss on early extinguishment of debt of $231,000, which reflects the write-off of unamortized debt issuance costs associated with $29.1 million of subordinated notes and mandatorily redeemable preferred stock with an average spread of 310 basis points over LIBOR. TSFG replaced the debt (as well as shares repurchased during 2007) with newly issued subordinated debt associated with trust preferred securities totaling $77.3 million priced at 142 basis points over LIBOR.

          In addition, TSFG plans to replace approximately $94 million of subordinated debt associated with trust preferred securities, which is callable during the last six months of 2007. The debt and related trust preferred securities are priced at an average spread of approximately 360 basis points above LIBOR, which is approximately 225 basis points above current pricing levels for similar securities. The write-off of the associated debt issuance costs, which total approximately $1.8 million, would offset the majority of the benefit for 2007. Subsequent to quarter-end, TSFG redeemed $43.8 million of the aforementioned subordinated debt.

     Capital Resources and Dividends

          Total shareholders’ equity totaled $1.5 billion, or 10.7% of total assets, at June 30, 2007 compared with $1.5 billion, or 10.5% of total assets, at June 30, 2006. Shareholders’ equity increased from the retention of earnings and the decrease in the net unrealized loss on securities available for sale, partially offset by cash dividends paid and TSFG’s repurchase of 2.15 million shares in the first half 2007. At June 30, 2007, TSFG had 1.85 million shares remaining under its stock repurchase authorization. During July 2007, TSFG repurchased an additional 850,000 shares in the open market.

          TSFG’s unrealized loss on securities available for sale, net of income tax, which is included in accumulated other comprehensive loss, was $59.6 million at June 30, 2007, compared with an $84.7 million loss at June 30, 2006 due primarily to a decrease in long-term interest rates as well as an approximately $400 million reduction in securities balances.

          Book value per share at June 30, 2007 and 2006 was $20.60 and $19.75, respectively. Tangible book value per share at June 30, 2007 and 2006 was $11.35 and $10.55, respectively. Tangible book value was below book value as a result of the purchase premiums associated with acquisitions of entities and assets accounted for as purchases.

          TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG, Carolina First Bank, and Mercantile Bank exceeded the well-capitalized regulatory requirements at June 30, 2007. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

          Table 12 sets forth various capital ratios for TSFG, Carolina First Bank, and Mercantile Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At June 30, 2007, trust preferred securities included in tier 1 capital totaled $244.5 million, including $75.0 million of trust preferred securities issued in the second quarter 2007. Specifically, TSFG, through a newly-formed, unconsolidated subsidiary (South Financial Capital Trust 2007-I), issued $75.0 million of trust preferred securities to institutional investors during the second quarter

2007. In connection with this transaction, TSFG contributed $2.3 million of capital and issued $77.3 million in unsecured subordinated notes to the subsidiary. Subsequent to quarter-end, TSFG called for redemption $42.5 million of trust preferred securities associated with 2002 issuances.

Table 12

Capital Ratios

	June 30, 2007	Well Capitalized Requirement

TSFG
Total risk-based capital	11.56%	n/a
Tier 1 risk-based capital	10.12	n/a
Leverage ratio	8.73	n/a

Carolina First Bank
Total risk-based capital	11.04%	10.00%
Tier 1 risk-based capital	8.97	6.00
Leverage ratio	7.67	5.00

Mercantile Bank
Total risk-based capital	11.35%	10.00%
Tier 1 risk-based capital	8.42	6.00
Leverage ratio	7.37	5.00

          Effective July 1, 2007, TSFG merged Mercantile Bank into Carolina First Bank (see “Noninterest Expenses” for further discussion). The combined bank capital ratios exceeded the well-capitalized regulatory requirements at June 30, 2007 on a pro-forma basis. The merger had no impact on consolidated capital ratios.

          At June 30, 2007, TSFG’s tangible equity to tangible asset ratio totaled 6.22%, an increase from 5.92% at June 30, 2006, due primarily to retention of earnings and a decrease in the unrealized loss on securities available for sale. If interest rates increase, TSFG expects its unrealized loss on securities available for sale to increase, leading to a lower tangible equity to tangible asset ratio.

          Carolina First Bank is subject to certain regulatory restrictions on the amount of dividends it is permitted to pay. TSFG has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. TSFG presently intends to pay a quarterly cash dividend on its common stock; however, future dividends will depend upon TSFG’s financial performance and capital requirements.

          TSFG, through a real estate investment trust subsidiary, had 648 mandatorily redeemable preferred shares outstanding at June 30, 2007 with a stated value of $100,000 per share. At June 30, 2007, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $64.8 million. Under Federal Reserve Board guidelines, $26.4 million qualified as tier 1 capital, and $30.8 million qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if not satisfied, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Earnings Review

     Net Interest Income

          Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 13 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three and six months ended June 30, 2007 and 2006.

Table 13

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Three Months Ended June 30,

	2007			2006

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$9,984,137	$191,961	7.71%	$9,711,641	$179,971	7.43%
Investment securities, taxable (2)	2,247,092	26,879	4.79	2,676,211	31,652	4.73
Investment securities, nontaxable (2) (3)	359,043	4,443	4.95	416,117	4,938	4.75

Total investment securities	2,606,135	31,322	4.81	3,092,328	36,590	4.73
Federal funds sold and interest-bearing bank balances	6,376	97	6.10	64,319	879	5.48

Total earning assets	12,596,648	$223,380	7.11	12,868,288	$217,440	6.77

Non-earning assets	1,496,431			1,476,147

Total assets	$14,093,079			$14,344,435

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,176,182	$6,029	2.06	$1,168,434	$5,054	1.73
Savings	181,166	736	1.63	179,220	287	0.64
Money market	2,294,181	22,528	3.94	2,261,040	18,651	3.31
Time deposits, excluding brokered deposits	2,910,284	36,407	5.02	2,641,817	26,984	4.10
Brokered deposits	2,042,664	26,366	5.18	1,408,889	17,728	5.05

Total interest-bearing deposits	8,604,477	92,066	4.29	7,659,400	68,704	3.60
Customer sweeps	496,030	5,528	4.47	314,040	3,383	4.32
Other borrowings	1,989,109	27,710	5.59	3,252,647	40,503	4.99

Total interest-bearing liabilities	11,089,616	$125,304	4.53	11,226,087	$112,590	4.02

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,225,075			1,446,115
Other noninterest-bearing liabilities	231,996			195,999

Total liabilities	12,546,687			12,868,201
Shareholders’ equity	1,546,392			1,476,234

Total liabilities and shareholders’ equity	$14,093,079			$14,344,435

Net interest income (tax-equivalent)		$98,076	3.12%		$104,850	3.27%
Less: tax-equivalent adjustment (3)		1,555			1,728

Net interest income		$96,521			$103,122

Supplemental data:
Customer funding (4)	$8,282,918	$71,228	3.45%	$8,010,666	$54,359	2.72%
Wholesale borrowings (5)	4,031,773	54,076	5.38	4,661,536	58,231	5.01

Total funding (6)	$12,314,691	$125,304	4.08	$12,672,202	$112,590	3.56

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweeps.

(5)

Wholesale borrowings include borrowings less customer sweeps plus brokered deposits. For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweeps are presented separately.

(6)	Total funding includes customer funding and wholesale borrowings.

Note: Average balances are derived from daily balances.

Table 13 (Continued)

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Six Months Ended June 30,

	2007			2006

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$9,899,046	$378,589	7.71%	$9,671,331	$349,159	7.28%
Investment securities, taxable (2)	2,330,531	55,704	4.78	2,714,068	64,195	4.73
Investment securities, nontaxable (2) (3)	371,355	9,132	4.92	425,496	10,083	4.74

Total investment securities	2,701,886	64,836	4.80	3,139,564	74,278	4.73
Federal funds sold and interest-bearing bank balances	7,348	238	6.53	43,032	1,171	5.49

Total earning assets	12,608,280	$443,663	7.09	12,853,927	$424,608	6.65

Non-earning assets	1,512,135			1,501,856

Total assets	$14,120,415			$14,355,783

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,181,680	$11,964	2.04	$1,156,231	$9,460	1.65
Savings	180,060	1,442	1.61	185,382	595	0.65
Money market	2,335,745	46,065	3.98	2,238,172	34,996	3.15
Time deposits, excluding brokered deposits	2,902,007	71,988	5.00	2,709,825	53,015	3.95
Brokered deposits	1,907,623	49,086	5.19	1,391,143	33,117	4.80

Total interest-bearing deposits	8,507,115	180,545	4.28	7,680,753	131,183	3.44
Customer sweeps	475,095	10,509	4.46	307,006	6,272	4.12
Other borrowings	2,128,838	58,354	5.53	3,262,466	77,590	4.80

Total interest-bearing liabilities	11,111,048	$249,408	4.53	11,250,225	$215,045	3.85

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,227,683			1,437,178
Other noninterest-bearing liabilities	232,618			186,297

Total liabilities	12,571,349			12,873,700
Shareholders’ equity	1,549,066			1,482,083

Total liabilities and shareholders’ equity	$14,120,415			$14,355,783

Net interest income (tax-equivalent)		$194,255	3.10%		$209,563	3.28%
Less: tax-equivalent adjustment (3)		3,196			3,529

Net interest income		$191,059			$206,034

Supplemental data:
Customer funding (4)	$8,302,270	$141,968	3.45%	$8,033,794	$104,338	2.62%
Wholesale borrowings (5)	4,036,461	107,440	5.37	4,653,609	110,707	4.80

Total funding (6)	$12,338,731	$249,408	4.08	$12,687,403	$215,045	3.42

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweeps.

(5)

Wholesale borrowings include borrowings less customer sweeps plus brokered deposits. For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweeps are presented separately.

(6)	Total funding includes customer funding and wholesale borrowings.

Note: Average balances are derived from daily balances.

          Fully tax-equivalent net interest income decreased 7.3% to $194.3 million for the first half of 2007 from $209.6 million for the first half of 2006. TSFG’s average earning assets declined 1.9% to $12.6 billion for the first half of 2007 from $12.9 billion for the first half of 2006 due primarily to the continued reduction of securities and the second quarter 2006 sale of indirect loans, partially offset by organic loan growth. As a result, average loans as a percentage of average earning assets increased to 78.5% for the first half of 2007, up from 75.2% for the first half of 2006, improving the earning asset mix and yield. At June 30, 2007, approximately 60% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans as part of its overall interest rate risk management. TSFG also has an interest rate floor that is designated as a hedge of commercial loans and is intended to mitigate earnings exposure to falling interest rates.

          The net interest margin for the first half of 2007 was 3.10%, compared with 3.28% for the first half of 2006. The yield on average earning assets increased 44 basis points, aided by improved loan yields, which were up 43 basis points. However, the improved yield on earning assets was more than offset by a 66 basis point increase in the average cost of funding. This margin compression reflects customer preferences for higher-cost deposit categories, higher wholesale borrowing costs, and a continued challenging interest rate environment, as well as TSFG’s decision to replace puttable funding since mid-2006 primarily with higher-cost brokered deposits.

     Provision for Credit Losses

          The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $26.1 million and $17.4 million in the first six months of 2007 and 2006, respectively. The provision for credit losses in the first six months of 2007 included $10.5 million related to the NC Development Loans (see discussion in “Credit Quality”).

          Net loan charge-offs were $12.1 million, or 0.25% of average loans held for investment, for the first six months of 2007, compared with $13.3 million, or 0.28% of average loans held for investment, for the first six months of 2006. Net loan charge-offs for the first six months of 2007 included $1.5 million related to the aforementioned North Carolina development. The allowance for credit losses equaled 1.26%, 1.16%, and 1.17% of loans held for investment as of June 30, 2007, December 31, 2006, and June 30, 2006. The June 30, 2007 allowance for credit losses included $9.0 million designated for the NC Development Loans. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

     Noninterest Income

          Table 14 shows the components of noninterest income.

Table 14

Components of Noninterest Income

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Service charges on deposit accounts	$11,223	$11,592	$21,836	$22,880
Debit card income	2,403	2,095	4,580	4,016
Customer service fee income	1,402	1,074	2,693	2,083

Total customer fee income	15,028	14,761	29,109	28,979

Insurance income	2,987	2,806	6,284	5,783
Retail investment services	2,282	2,249	4,240	4,272
Trust and investment management income	1,734	1,678	3,328	3,135
Benefits administration fees	749	749	1,491	1,416

Total wealth management income	7,752	7,482	15,343	14,606

Bank-owned life insurance income	4,454	2,969	7,305	5,788
Mortgage banking income	1,877	2,078	3,946	3,962
Merchant processing income, net (1)	771	640	1,506	1,161
Loss on derivative activities	(1,497)	(245)	(1,400)	(1,370)
(Loss) gain on securities	(2,237)	3,601	(3,622)	4,276
Loss on indirect auto loans	—	(4,462)	—	(4,462)
Other	2,360	2,518	4,145	3,557

Total noninterest income	$28,508	$29,342	$56,332	$56,497

(1)

In second quarter 2007, TSFG began presenting its merchant income net of direct processing costs. Direct merchant processing costs totaled (in thousands) $3,930 and $6,950, respectively, for the three and six months ended June 30, 2007, and $2,678 and $4,843, respectively, for the three and six months ended June 30, 2006. Amounts presented for prior periods have been reclassified to conform to the current presentation.

          Total customer fee income increased 0.4% in the first six months of 2007 compared to the same period in 2006, as increases in debit card income and customer service fee income were partially offset by a decrease in service charges on deposit accounts, which decreased primarily due to lower nonsufficient funds charges and returned check fees. This decrease was driven by lower service chargeable balances and customer convenience initiatives, including longer branch hours and all day deposit credit.

          In the first six months of 2007 compared with the corresponding period in 2006, wealth management income increased $737,000, or 5.0%, primarily due to an increase in insurance income driven by higher contingency fee income, which is generally earned during the first quarter of the year.

          For the first six months of 2007, bank owned life insurance increased $1.5 million compared with the same period in 2006 due to the receipt of life insurance proceeds in second quarter 2007.

          Mortgage banking income decreased slightly in the first half of 2007 when compared to the same period in 2006 due partially to a $514,000 gain on the sale of TSFG’s mortgage servicing rights portfolio in the second quarter of 2006. Mortgage loans originated by TSFG originators totaled $301.7 million and $360.1 million in the first half of 2007 and 2006, respectively.

          Merchant processing income (net of direct processing costs) increased 29.7% in the first half of 2007 compared to the same period in 2006 as a result of increased transactions.

          Net losses on securities totaled $3.6 million for the first half of 2007 compared to a net gain of $4.3 million for first half of 2006. In the first half of 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its corporate bond portfolio and sold approximately $120 million of securities available for sale, including $116 million in first quarter 2007 to manage interest rate risk as determined by our new asset/liability management model.

     Noninterest Expenses

          Table 15 shows the components of noninterest expenses.

Table 15

Components of Noninterest Expenses

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Salaries and wages, excluding contract buyouts and severance	$34,258	$33,605	$69,330	$65,061
Employee benefits	9,245	8,703	19,004	17,732
Occupancy	8,545	7,684	17,153	14,997
Furniture and equipment	6,486	6,468	12,948	12,420
Professional services	4,914	5,497	9,017	11,276
Advertising and business development	1,973	2,187	3,904	4,693
Amortization of intangibles	2,136	2,208	4,137	4,415
Telecommunications	1,418	1,421	2,811	2,839
Employment contract buyouts and severance	546	—	2,306	598
Loss on early extinguishment of debt	231	—	231	—
Other	11,224	12,608	22,466	24,019

Total noninterest expenses	$80,976	$80,381	$163,307	$158,050

          In first quarter 2007, TSFG implemented an expense reduction initiative, the goal of which is to reduce annual operating expenses by approximately $20 million from the fourth quarter 2006 run rate (excluding employment contract buyouts and severance and loss on early extinguishment of debt). TSFG realized these targeted savings in second quarter 2007 with a decline of $5.0 million from fourth quarter 2006 (excluding changes in employment contract buyouts and severance and loss on early extinguishment of debt), or $20 million on an annualized basis.

          Effective July 1, 2007, TSFG merged Mercantile Bank into Carolina First Bank. Post-merger, TSFG continues to conduct its Florida operations under the Mercantile Bank name. Readily identifiable annual savings are expected in the $750,000 range.

          Salaries and wages (excluding contract buyouts and severance) and employee benefits increased $5.5 million, or 6.7%, in the first half of 2007 compared with the same period in 2006, despite the fact that full-time equivalent employees as of June 30, 2007 decreased slightly to 2,467 from 2,581 at June 30, 2006. In addition to normal annual salary increases and increased insurance costs, TSFG has invested in several key hires in an effort to strengthen its management team and has incurred additional salary expense in order to attract and retain this talent. The increase in personnel expense was also affected by higher incentive expense under TSFG’s LTIP as a result of service awards approved by the board of directors. The nature of certain incentive plans and accruals may result in increased volatility in personnel expense in future periods, based on management’s assessment of the probability that certain performance targets will be met.

          Occupancy and furniture and equipment expense increased 9.8% for the first half of 2007 compared with the corresponding period in 2006 due primarily to increased rent expense. Professional services decreased by 20.0% for the first half of 2007 compared with the first half of 2006. In the first half of 2006, professional services included outsourcing costs for internal audit projects which are now performed by TSFG’s staff; this decrease was partially offset in 2007 with additional professional services related to the development of TSFG’s strategic initiatives. In addition, most other categories decreased for the first six months of 2007 compared to the first six months of 2006 due to the aforementioned expense reduction initiatives implemented in first quarter of 2007.

          During second quarter 2007, TSFG recognized a loss on early extinguishment of debt of $231,000, which reflects the write-off of unamortized debt issuance costs associated with $29.1 million of subordinated notes and mandatorily redeemable preferred stock.

     Income Taxes

          The effective income tax rate as a percentage of pretax income was 33.6% for the first half of 2007 and 34.4% for the first half of 2006. The blended statutory federal and state income tax rate was approximately 37% for both of these periods.

     Second Quarter Results

          Net income for the three months ended June 30, 2007 totaled $17.9 million, or $0.24 per diluted share, compared with $29.3 million, or $0.39 per diluted share, for the three months ended June 30, 2006. Net income for the second quarter of 2007 included an additional provision for credit losses of $10.5 million pre-tax (or $7.0 million after-tax) related to the NC Development Loans.

          Fully tax-equivalent net interest income totaled $96.5 million, a decrease of $6.6 million, or 6.4%, compared with the second quarter of 2006. Average earning assets decreased 2.1% principally as a result of the continued reduction of investment securities, partially offset by loan growth.

          The net interest margin for second quarter 2007 was 3.12%, compared with 3.27% for second quarter 2006. The yield on average earning assets increased 34 basis points, aided by improved loan yields, which were up 28 basis points. However, the improved yield on earning assets was more than offset by a 52 basis point increase in the average cost of funding. The net interest margin for second quarter 2007 improved four basis points to 3.12% from 3.08% for first quarter 2007, the first linked-quarter improvement since March 31, 2006, due primarily to a five basis point increase in the yield on earning assets only partially offset by a one basis point increase in total funding.

          The provision for credit losses totaled $17.1 million in the second quarter of 2007, compared with $7.5 million in the second quarter of 2006. The provision for credit losses in second quarter 2007 included $10.5 million related to the NC Development Loans. Net loan charge-offs as a percentage of average loans held for investment declined to 0.21% for the second quarter of 2007 versus 0.27% for the second quarter of 2006. The allowance for credit losses as a percentage of loans held for investment increased to 1.26% at June 30, 2007, which included $9.0 million designated for the NC Development Loans, from 1.17% at June 30, 2006.

          Noninterest income included a net loss on securities of $2.2 million (including the $2.9 million other-than-temporary impairment charge mentioned above) for the second quarter of 2007, compared with a net gain on securities of $3.6 million for the second quarter of 2006. A $1.5 million increase in bank-owned life insurance income from insurance proceeds largely offset a $1.3 million increase in the loss on derivative activities. Noninterest income in the second quarter of 2006 included a loss on indirect auto loans of $4.5 million. Customer fee income, wealth management income, and merchant processing income increased, while mortgage banking income (which included a $514,000 gain on the sale of mortgage servicing rights in second quarter 2006) declined.

          For the second quarter of 2007, noninterest expenses increased slightly to $81.0 million from $80.4 million in second quarter 2006 as TSFG controlled expenses in keeping with its expense control initiative.

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

          Interest Sensitivity Analysis. As discussed on page 56 of TSFG’s 2006 Form 10-K, TSFG uses a simulation model to analyze various interest rate scenarios in order to monitor interest rate risk. The information presented in Tables 16 and 17 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 16 and 17. These include, but are not limited to, the following:

•	interest rate scenarios that assume gradual as well as instantaneous parallel changes in interest rates along the entire yield curve;

•	a static balance sheet for net income analysis;

•	as assets and liabilities mature or reprice they are reinvested at current rates and keep the same characteristics (i.e., remain as either variable or fixed rate) for net income analysis;

•	mortgage backed securities prepayments are based on historical industry data;

•	loan prepayments are based upon historical bank-specific analysis and historical industry data;

•	deposit retention and average lives are based on historical bank-specific analysis;

•	whether callable/puttable assets and liabilities are called/put are based on the implied forward yield curve for each interest rate scenario; and

•	management takes no action to counter any change.

          Table 16 reflects the sensitivity of net income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at June 30, 2007 and 2006 levels, respectively.

Table 16

Net Income at Risk Analysis

	Annualized Hypothetical Percentage Change in Net Income

Interest Rate Scenario (1)	Gradual Rate Change June 30,	Immediate Rate Change June 30,

	2007	2007	2006

2.00%	(1.8)%	(8.3)%	4.0%
1.00	(0.7)	(3.4)	2.3
Flat	—	—	—
(1.00)	(0.2)	—	(3.3)
(2.00)	(0.1)	(2.1)	(17.8)

(1)

For June 30, 2006, the rising 100 and 200 basis points and falling 100 and 200 basis points interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve. For June 30, 2007, net income sensitivity is shown for both immediate and gradual rate shifts over a 12 month period. For future periods, management’s primary focus regarding net income sensitivity will be on gradual rate shifts, which TSFG views as providing a more realistic assessment of potential risk exposures.

          Table 17 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 17 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at June 30, 2007 and 2006, respectively, compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at June 30, 2007 and 2006 levels, respectively.

Table 17

Economic Value of Equity Risk Analysis

Interest Rate Scenario (1)	Annualized Hypothetical Percentage Change in Economic Value of Equity June 30,

	2007	2006

2.00%	(11.4)%	(6.0)%
1.00	(5.4)	(2.0)
Flat	—	—
(1.00)	2.8	(0.7)
(2.00)	0.5	(7.6)

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.

          There are material limitations with TSFG’s models presented in Tables 16 and 17, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;

•	they do not project an increase or decrease in net income or the fair value of net assets, but rather the risk to net income and the fair value of net assets because of changes in interest rates;

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

Liquidity

          Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by customer funding, wholesale borrowings, principal and interest payments on loans, loan sales, sales of securities available for sale, maturities and paydowns of securities, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for FHLB borrowings, repurchase agreements and public funds deposits. Management believes that cash flows from investments, in addition to its available borrowing capacity and efforts to grow deposits, are sufficient to provide the necessary funding for the remainder of 2007.

          In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 18 summarizes future contractual obligations based on maturity dates as of June 30, 2007. Table 18 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 18 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the six months ended June 30, 2007).

Table 18

Contractual Obligations

(dollars in thousands)

	Payments Due by Period

	Total	Remainder of 2007	2008 and 2009	2010 and 2011	After 2011

Time deposits	$5,240,608	$2,718,617	$1,092,584	$604,708	$824,699
Short-term borrowings	1,432,650	1,432,650	—	—	—
Long-term debt	855,825	85	182,954	40,180	632,606
Operating leases	185,920	9,330	36,371	27,477	112,742

Total contractual obligations	$7,715,003	$4,160,682	$1,311,909	$672,365	$1,570,047

          Net cash provided by operations and deposits from customers have been the primary sources of liquidity for TSFG. TSFG is focusing additional efforts aimed at acquiring new deposits through TSFG’s established branch network to enhance liquidity and reduce reliance on wholesale borrowing. Liquidity needs are a factor in developing the deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

          TSFG has the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of June 30, 2007 totaled $403.1 million. At June 30, 2007, TSFG had $35.4 million of unused borrowing capacity from the FHLB. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, treasury tax and loan notes, and the principal runoff of investment securities. At June 30, 2007, TSFG had unused short-term lines of credit totaling $1.7 billion (which may be canceled at the lender’s option).

          The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for Carolina First Bank to meet emergency funding needs. At June 30, 2007, TSFG had qualifying collateral to secure advances up to $1.7 billion, of which none was outstanding.

          At June 30, 2007, the parent company had two unused short-term lines of credit totaling $25.0 million. These lines of credit mature August 10, 2007 for $15.0 million and November 14, 2007 for $10.0 million.

          TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at June 30, 2007, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

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

Item 4.      Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

          At June 30, 2007, TSFG’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of June 30, 2007, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports is accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls over Financial Reporting

          TSFG continually assesses the adequacy of its internal control over financial reporting quarterly and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with the evaluation described in the immediately preceding paragraph during the quarter ended June 30, 2007 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

          TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stocks underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended June 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs (2)

April 1, 2007 to April 30, 2007	528,330	(1)	$ 23.06	519,000	2,481,000
May 1, 2007 to May 31, 2007	506,000		23.14	506,000	1,975,000
June 1, 2007 to June 30, 2007	125,312	(1)	23.94	125,000	1,850,000

Total	1,159,642		$ 23.19	1,150,000	1,850,000

(1)

Includes 9,330 shares in April and 312 shares in June canceled in connection with exercise of options or vesting of restricted stock. Pursuant to TSFG’s stock option plans, participants may exercise stock options by surrendering shares of TSFG common stock the participants already own as payment of the option exercise price. Pursuant to TSFG’s restricted stock plans, participants may tender shares of vested restricted stock as payment for taxes due at the time of vesting. Shares surrendered by participants of these plans are repurchased pursuant to the terms of the applicable stock option or restricted stock plan and not pursuant to publicly announced share repurchase programs.

(2)

In December of 2006, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 4 million shares of its common stock. This authorization replaced TSFG’s existing stock repurchase authorizations. This stock repurchase program has no expiration date and will expire upon completion of repurchases totaling the amount authorized to repurchase. In July 2007, TSFG repurchased an additional 850,000 shares of its common stock in the open market at an average price per share of $21.93. As of the filing of this Form 10-Q, there were 1 million shares remaining under the authorization.

          On April 26, 2007, we issued 2,671 shares to the former shareholder of Summit Title, LLC, a title insurance agency acquired by TSFG in 2004. These shares were issued in connection with earnout provisions in the acquisition documents. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.

Item 3.      Defaults upon Senior Securities

          None.

Item 4.      Submission of Matters to a Vote of Securities Holders

          On May 8, 2007, TSFG held its 2007 Annual Meeting of Shareholders. The results of the 2007 Annual Meeting of Shareholders follow.

          Proposal # 1 – Election of Directors

	Voting shares in favor
			Withheld
	#	%	Authority

William P. Brant	63,017,281	94.4	3,705,903
J.W. Davis	62,334,167	93.4	4,389,017
C. Claymon Grimes, Jr.	62,258,328	93.3	4,464,856
William S. Hummers III	62,310,786	93.4	4,412,398
Challis M. Lowe	62,563,481	93.8	4,159,703
Darla D. Moore	63,089,977	94.6	3,633,207

Jon W. Pritchett, Charles B. Schooler, Edward J. Sebastian, John C. B. Smith, Jr., Mack I. Whittle, Jr., M. Dexter Hagy, H. Earle Russell, Jr., William R. Timmons III, Samuel H. Vickers, and David C. Wakefield III continued in their present terms as directors.

Proposal # 2 – Approval of Amendment to Long-Term Incentive Plan

The shareholders approved an amendment to increase the total authorized shares available for issuance under TSFG’s Long-Term Incentive Plan by 500,000 with 31,883,737 shares, or 58.7%, voting in favor, 22,434,751 shares voting against, and 889,482 shares abstaining.

Proposal # 3 – Ratification of Auditors

The shareholders approved the appointment of PricewaterhouseCoopers LLP as independent auditors of TSFG for fiscal year 2007 with 65,752,750 shares, or 99.6%, voting in favor, 279,233 shares voting against, and 691,201 shares abstaining.

Item 5.      Other Information

          None.

Item 6.      Exhibits

10.1	Amended and Restated TSFG Long Term Incentive Plan

31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Note for non-filed versions of this Form 10-Q

The above exhibits may be found on TSFG’s electronic filing of its June 30, 2007 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: August 8, 2007	/s/ James R. Gordon

James R. Gordon
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)