Form 10-Q
period 2007-09-30
SOUTH FINANCIAL GROUP INC
filed 2007-11-08
CIK 797871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____ to____

Commission file number 0-15083 The South Financial Group, Inc. (Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

102 South Main Street, Greenville, South Carolina	29601
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No ☒.

The number of outstanding shares of the issuer’s $1.00 par value common stock as of November 6, 2007 was 72,432,157.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (Unaudited)

	September 30,
			December 31, 2006
	2007	2006

Assets
Cash and due from banks	$221,529	$295,534	$326,567
Interest-bearing bank balances	520	5,224	31,264
Federal funds sold and securities purchased to resell	—	7,500	—
Securities
Available for sale, at fair value	2,323,241	2,820,383	2,743,456
Held to maturity (fair value $41,047, $52,678, and $52,101, respectively)	41,174	52,790	52,308

Total securities	2,364,415	2,873,173	2,795,764

Loans held for sale	19,572	36,155	28,556
Loans held for investment	10,173,237	9,513,833	9,701,867
Less: Allowance for loan losses	(118,861)	(109,401)	(111,663)

Net loans held for investment	10,054,376	9,404,432	9,590,204

Premises and equipment, net	226,784	213,820	219,163
Accrued interest receivable	73,383	72,459	77,523
Goodwill	650,637	650,171	650,492
Other intangible assets, net	29,032	37,232	35,076
Other assets	459,973	452,002	455,907

Total assets	$14,100,221	$14,047,702	$14,210,516

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$1,164,312	$1,261,421	$1,280,908
Interest-bearing	8,337,357	7,920,531	8,235,832

Total deposits	9,501,669	9,181,952	9,516,740
Federal funds purchased and repurchase agreements	1,194,293	1,614,664	1,421,099
Other short-term borrowings	876,288	220,366	347,620
Long-term debt	732,203	1,261,306	1,130,475
Accrued interest payable	73,418	60,075	68,940
Other liabilities	174,098	162,519	163,610

Total liabilities	12,551,969	12,500,882	12,648,484

Commitments and contingencies (Note 6)	—	—	—

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 72,971,394, 75,191,563, and 75,341,276 shares, respectively	72,971	75,192	75,341
Surplus	1,116,361	1,162,889	1,167,685
Retained earnings	391,019	357,371	367,261
Guarantee of employee stock ownership plan debt	—	(210)	(151)
Accumulated other comprehensive loss, net of tax	(32,099)	(48,422)	(48,104)

Total shareholders’ equity	1,548,252	1,546,820	1,562,032

Total liabilities and shareholders’ equity	$14,100,221	$14,047,702	$14,210,516

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.
1

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Interest Income
Interest and fees on loans	$195,393	$184,476	$573,982	$533,635
Interest and dividends on securities:
Taxable	25,390	30,779	81,094	94,974
Exempt from federal income taxes	2,856	3,140	8,792	9,694

Total interest and dividends on securities	28,246	33,919	89,886	104,668
Interest on short-term investments	100	196	338	1,367

Total interest income	223,739	218,591	664,206	639,670

Interest Expense
Interest on deposits	94,497	77,393	275,042	208,576
Interest on short-term borrowings	20,503	23,056	62,932	62,078
Interest on long-term debt	11,965	19,459	38,399	64,299

Total interest expense	126,965	119,908	376,373	334,953

Net Interest Income	96,774	98,683	287,833	304,717
Provision for Credit Losses	10,504	6,553	36,642	23,951

Net interest income after provision for credit losses	86,270	92,130	251,191	280,766
Noninterest Income	30,773	35,082	87,105	91,579
Noninterest Expenses	79,595	80,798	242,902	238,848

Income before income taxes	37,448	46,414	95,394	133,497
Income taxes	11,609	14,249	31,107	44,182

Net Income	$25,839	$32,165	$64,287	$89,315

Average Common Shares Outstanding, Basic	73,146	75,004	73,971	74,852
Average Common Shares Outstanding, Diluted	73,606	75,591	74,505	75,480
Net Income Per Common Share, Basic	$0.35	$0.43	$0.87	$1.19
Net Income Per Common Share, Diluted	0.35	0.43	0.86	1.18

Dividends per common share	$0.18	$0.17	$0.54	$0.51

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.
2

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Loss, Net	Total

Balance, December 31, 2005	74,721,461	$74,721	$1,151,005	$307,081	$(45,900)	$1,486,907
Net income	—	—	—	89,315	—	89,315
Other comprehensive loss, net of income tax of $1,487	—	—	—	—	(2,522)	(2,522)

Comprehensive income	—	—	—	—	—	86,793

Cash dividends declared ($0.51 per common share)	—	—	—	(38,300)	—	(38,300)
Common stock activity:
Exercise of stock options, including income tax benefit of $1,222	351,947	352	6,163	—	—	6,515
Dividend reinvestment plan	95,723	96	2,327	—	—	2,423
Restricted stock plan	(7,610)	(8)	2,254	—	—	2,246
Employee stock purchase plan	14,045	14	339	—	—	353
Director compensation	13,439	14	344	—	—	358
Acquisitions	2,558	3	68			71
Common stock released by trust for deferred compensation	—	—	—	297	—	297
Deferred compensation payable in common stock	—	—	—	(297)	—	(297)
Cumulative effect of initial application of SAB 108, net of income tax of $1,858	—	—	—	(3,412)	—	(3,412)
Reversal of unearned compensation upon adoption of SFAS 123R	—	—	(2,301)	2,301	—	—
Stock option expense	—	—	2,595	—	—	2,595
Other, net	—	—	95	176	—	271

Balance, September 30, 2006	75,191,563	$75,192	$1,162,889	$357,161	$(48,422)	$1,546,820

Balance, December 31, 2006	75,341,276	$75,341	$1,167,685	$367,110	$(48,104)	$1,562,032
Net income	—	—	—	64,287	—	64,287
Other comprehensive income, net of income tax of $9,133	—	—	—	—	16,005	16,005

Comprehensive income	—	—	—	—	—	80,292

Cash dividends declared ($0.54 per common share)	—	—	—	(39,895)	—	(39,895)
Common stock activity:
Repurchase of stock	(3,000,000)	(3,000)	(68,315)	—	—	(71,315)
Exercise of stock options, including income tax benefit of $1,038	461,057	461	8,481	—	—	8,942
Dividend reinvestment plan	108,030	108	2,309	—	—	2,417
Restricted stock plan	24,450	24	2,486	(146)	—	2,364
Employee stock purchase plan	14,902	15	320	—	—	335
Director compensation	16,143	16	379	—	—	395
Acquisitions	6,025	6	140	—	—	146
Common stock released by trust for deferred compensation	—	—	—	88	—	88
Deferred compensation payable in common stock	—	—	—	(88)	—	(88)
Cumulative effect of initial application of FIN 48	—	—	—	(488)	—	(488)
Stock option expense	—	—	2,821	—	—	2,821
Other, net	(489)	—	55	151	—	206

Balance, September 30, 2007	72,971,394	$72,971	$1,116,361	$391,019	$(32,099)	$1,548,252

* Other includes guarantee of employee stock ownership plan debt and deferred compensation.

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.
3

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Nine Months Ended September 30,

	2007	2006

Cash Flows from Operating Activities
Net income	$64,287	$89,315
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	25,305	31,733
Provision for credit losses	36,642	23,951
Share-based compensation expense	6,110	4,431
Loss (gain) on securities	3,335	(4,276)
Loss (gain) on derivative activities	1,202	(2,554)
Gain on sale of mortgage loans	(4,018)	(5,190)
Loss on early extinguishment of debt	1,530	—
Loss (gain) on disposition of premises and equipment	81	(508)
Loss on disposition of other real estate owned	151	581
Excess tax benefits from share-based compensation	(1,038)	(1,222)
Loss on indirect auto loans	—	5,129
Gain on disposition of assets and liabilities	—	(2,498)
Origination of loans held for sale	(330,144)	(489,443)
Sale of loans held for sale and principal repayments	364,982	405,555
Increase in other assets	5,416	20,238
Increase in other liabilities	17,292	15,780

Net cash provided by operating activities	191,133	91,022

Cash Flows from Investing Activities
Sale of securities available for sale	212,353	35,585
Maturity, redemption, call, or principal repayments of securities available for sale	230,382	281,450
Maturity, redemption, call, or principal repayments of securities held to maturity	11,194	9,756
Purchase of securities available for sale	(12,440)	(38,267)
Purchase of securities held to maturity	(140)	—
Origination of loans held for investment, net of principal repayments	(529,181)	(387,633)
Sale of other real estate owned	4,225	9,010
Sale of premises and equipment	432	3,687
Purchase of premises and equipment	(23,475)	(38,236)
Sale of loans originally held for investment	—	353,044
Disposition of assets and liabilities, net	—	(22,655)
Cash equivalents acquired, net of payment for purchase acquisition	—	(53)

Net cash (used for) provided by investing activities	(106,650)	205,688

Cash Flows from Financing Activities
Decrease in deposits	(22,749)	(22,115)
(Decrease) increase in federal funds purchased and repurchase agreements	(226,806)	193,363
Increase in other short-term borrowings	527,330	166,020
Issuance of long-term debt	126,290	127,321
Payment of long-term debt	(523,934)	(787,772)
Cash dividends paid on common stock	(40,328)	(38,221)
Repurchase of common stock	(71,315)	—
Excess tax benefits from share-based compensation	1,038	1,222
Other common stock activity	10,209	9,025

Net cash used for financing activities	(220,265)	(351,157)

Net change in cash and cash equivalents	(135,782)	(54,447)
Cash and cash equivalents at beginning of year	357,831	362,705

Cash and cash equivalents at end of period	$222,049	$308,258

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$370,841	$327,512
Income tax payments, net	25,653	8,623
Significant non-cash investing and financing transactions:
Decrease (increase) in unrealized loss on available for sale securities	13,840	(3,589)
Loans transferred to other real estate owned	6,000	4,186
Loans transferred from held for sale to held for investment	—	97,196

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.
4

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

Nature of Operations

                TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, merchant processing, mortgage, treasury services, and wealth management (which consists of benefits administration, insurance, private banking, retail investment, and trust and investment management). TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First Bank) and in Florida (as Mercantile Bank). TSFG also owns several non-bank subsidiaries. At September 30, 2007, TSFG operated through 79 branch offices in South Carolina, 66 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina. Prior to July 1, 2007, TSFG’s Florida banking operations were conducted through a separate banking subsidiary, Mercantile Bank. However, effective July 1, 2007, Mercantile Bank was merged with and into Carolina First Bank. Subsequent to the merger, the former Mercantile Bank operations now operate as a division of Carolina First Bank, under the name “Mercantile Bank.”

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

                In addition, TSFG reclassified certain deposit balances from time deposits under $100,000 to time deposits of $100,000 or more. Amounts for prior periods (including $408.8 million at December 31, 2006 and $314.9 million at September 30, 2006) have been reclassified to conform to the current presentation. The following summarizes deposit categories affected by the reclassification (in thousands):

	September 30,
			December 31, 2006
	2007	2006

Time deposits under $100,000	$1,384,094	$1,231,553	$1,272,056
Time deposits of $100,000 or more	1,515,417	1,403,696	1,514,615
5

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Premises and Equipment

               Premises and equipment are carried at cost including capitalized interest, when appropriate, less accumulated depreciation. During the nine months ended September 30, 2007, TSFG capitalized $188,000 of interest related to construction in progress.

Recently Adopted Accounting Pronouncements

        Accounting for Uncertainty in Income Taxes

                In July 2006, the FASB released FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. TSFG adopted FIN 48 effective January 1, 2007. As a result, the Company recognized a $488,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings; therefore, prior period results have not been restated. At the beginning of 2007, TSFG had approximately $13.2 million of total gross unrecognized tax benefits. Of this total, $3.6 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. During the first quarter 2007, unrecognized tax benefits were reduced by approximately $4.7 million related to payments due on settlements with South Carolina and the Internal Revenue Service during 2006. During the second quarter of 2007, unrecognized tax benefits increased by approximately $917,000, which includes approximately $90,000 of accrued interest, related to new information in connection with a potential understatement of Federal and state income taxes in an open tax year. At September 30, 2007, approximately $3.1 million of the unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations related to various federal and state filing positions. Approximately $1.9 million of the unrecognized tax benefits relate to positions taken in connection with acquisitions where favorable resolution would reduce the amount of goodwill recorded. Favorable resolution of the remaining amounts would lower the Company’s combined federal and state effective tax rate during 2008.

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

        Endorsement Split-Dollar Life Insurance Arrangements

                In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. TSFG currently has several arrangements as described by EITF 06-4. Adoption of this standard is not expected to have a significant impact on the Consolidated Financial Statements.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

 Note 2   – Supplemental Financial Information to Consolidated Statements of Income

                The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Noninterest Income
Service charges on deposit accounts	$11,213	$11,457	$33,049	$34,337
Debit card income	2,445	2,055	7,025	6,071
Customer service fee income	1,533	1,117	4,226	3,200

Total customer fee income	15,191	14,629	44,300	43,608

Insurance income	2,839	2,831	9,123	8,614
Retail investment services	2,313	1,689	6,553	5,961
Trust and investment management income	1,642	1,483	4,970	4,618
Benefits administration fees	889	795	2,380	2,211

Total wealth management income	7,683	6,798	23,026	21,404

Bank-owned life insurance income	2,974	2,916	10,279	8,704
Mortgage banking income	834	1,969	4,780	5,931
Merchant processing income, net (1)	928	619	2,434	1,780
Gain (loss) on derivative activities	198	3,924	(1,202)	2,554
Gain (loss) on securities	287	—	(3,335)	4,276
Gain on disposition of assets and liabilities	—	2,498	—	2,498
Loss on indirect auto loans	—	(667)	—	(5,129)
Other	2,678	2,396	6,823	5,953

Total noninterest income	$30,773	$35,082	$87,105	$91,579

Noninterest Expenses
Salaries and wages	$34,535	$34,494	$106,171	$100,153
Employee benefits	8,862	9,080	27,866	26,812
Occupancy	8,723	7,949	25,876	22,946
Furniture and equipment	6,543	6,217	19,491	18,637
Professional services	4,278	4,549	13,295	15,825
Advertising and business development	1,443	2,264	5,347	6,957
Amortization of intangibles	1,907	2,204	6,044	6,619
Telecommunications	1,404	1,407	4,215	4,246
Loss on early extinguishment of debt	1,299	—	1,530	—
Other	10,601	12,634	33,067	36,653

Total noninterest expenses	$79,595	$80,798	$242,902	$238,848

(1)
In second quarter 2007, TSFG began presenting its merchant income net of direct processing costs. Direct merchant processing costs totaled (in thousands) $4,131 and $11,081, respectively, for the three and nine months ended September 30, 2007, and $2,830 and $7,673, respectively, for the three and nine months ended September 30, 2006. Amounts presented for prior periods have been reclassified to conform to the current presentation.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive Income (Loss)

                The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net Unrealized Losses on Securities Available for Sale
Balance at beginning of period	$(59,565)	$(84,667)	$(47,378)	$(46,350)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	33,088	57,256	10,509	(3,463)
Income tax (expense) benefit	(12,263)	(21,188)	(4,013)	1,296
Less: Reclassification adjustment for losses (gains)
included in net income	36	—	3,331	(126)
Income tax expense (benefit)	(13)	—	(1,166)	44

	20,848	36,068	8,661	(2,249)

Balance at end of period	(38,717)	(48,599)	(38,717)	(48,599)

Net Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	(3,806)	(5,299)	(726)	450
Other comprehensive income (loss):
Unrealized gain on change in fair values	16,046	8,932	11,848	767
Income tax expense	(5,616)	(3,126)	(4,146)	(268)
Less: Amortization of terminated swaps	(9)	(508)	(550)	(1,187)
Income tax expense	3	178	192	415

	10,424	5,476	7,344	(273)

Balance at end of period	6,618	177	6,618	177

	$(32,099)	$(48,422)	$(32,099)	$(48,422)

Total other comprehensive income (loss)	$31,272	$41,544	$16,005	$(2,522)
Net income	25,839	32,165	64,287	89,315

Comprehensive income	$57,111	$73,709	$80,292	$86,793

Note 4 – Gross Unrealized Losses on Investment Securities

                 Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	September 30, 2007

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Treasury	$—	$—	$46,494	$622	$46,494	$622
U.S. Government agencies	19,725	230	434,162	4,287	453,887	4,517
Agency mortgage-backed securities	43,096	627	1,051,928	53,362	1,095,024	53,989
State and municipals	24,585	87	228,539	3,241	253,124	3,328
Corporate bonds	9,072	210	—	—	9,072	210
Equity investments	3,414	537	—	—	3,414	537

	$99,892	$1,691	$1,761,123	$61,512	$1,861,015	$63,203

Securities Held to Maturity
State and municipals	$253	$1	$17,550	$298	$17,803	$299

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited)

	September 30, 2006

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Treasury	$127,148	$695	$45,491	$1,729	$172,639	$2,424
U.S. Government agencies	190,836	698	466,507	10,385	657,343	11,083
Agency mortgage-backed securities	132,449	825	1,296,635	59,250	1,429,084	60,075
State and municipals	11,078	69	270,192	4,403	281,270	4,472
Corporate bonds	19,551	544	78,632	2,249	98,183	2,793
Equity investments	—	—	1,021	38	1,021	38

	$481,062	$2,831	$2,158,478	$78,054	$2,639,540	$80,885

Securities Held to Maturity
State and municipals	$255	$1	$21,686	$453	$21,941	$454

                At September 30, 2007, TSFG had 974 individual investments that were in an unrealized loss position. The unrealized losses on investments summarized above, except for corporate bonds and equity investments, were attributable to increases in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold these debt securities until a market price recovery or maturity. Therefore, at September 30, 2007, these investments are not considered impaired on an other-than-temporary basis.

                In June 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its corporate bond portfolio due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy and related credit risk considerations. In July 2007, TSFG sold approximately $70 million of corporate bonds and recognized an additional loss on sale of approximately $300,000. The remaining $20.7 million are being held until the unrealized loss recovers or until maturity.

                At September 30, 2007, TSFG’s equity investments with unrealized losses are not considered impaired on an other-than-temporary basis due to the lack of severity of the impairment.

Note 5 – Derivative Financial Instruments and Hedging Activities

                The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) are presented below.

	September 30, 2007			December 31, 2006

	Fair Value			Fair Value
			Notional Amount			Notional Amount
	Asset	Liability		Asset	Liability

Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$—	$—	$—	$143	$—	$183,000
Interest rate swaps associated with lending activities	9,323	16	845,000	1,979	3,408	870,000
Interest rate floor associated with lending activities	2,586	—	200,000	1,564	—	200,000

Fair Value Hedges
Interest rate swaps associated with brokered CDs	—	24,429	1,070,977	—	33,541	1,167,585

Other Derivatives
Forward foreign currency contracts	124	124	18,323	36	36	18,119
Options, interest rate swaps and other	7,721	8,462	346,056	6,236	5,922	278,846

	$19,754	$33,031	$2,480,356	$9,958	$42,907	$2,717,550

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

                In the three and nine months ended September 30, 2007, noninterest income included a gain of $198,000 and a loss of $1.2 million, respectively, for derivative activities. In the three and nine months ended September 30, 2006, noninterest income included gains of $3.9 million and $2.6 million, respectively, for derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness for fair value hedges, which totaled a gain of $47,000 and a loss of $695,000, respectively, for the three and nine months ended September 30, 2007, and gains of $1.0 million and $125,000, respectively, for the three and nine months ended September 30, 2006; and other miscellaneous items.

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

Recourse Reserve

               As part of its acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At September 30, 2007, the estimated recourse reserve liability, included in other liabilities, totaled $6.1 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

Expanded Corporate Facilities

                During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations. Through September 30, 2007, TSFG had invested approximately $20 million in the project and had entered into additional contractual commitments of approximately $35 million.

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

	Outstanding Commitments

	September 30, 2007	December 31, 2006

Commitment on loans	$2,175,668	$2,204,476
Standby letters of credit	185,231	177,905
Unused credit card lines	32,082	28,442
Documentary letters of credit	104	944

Total	$2,393,085	$2,411,767

Note 7 – Share Information The following is a summary of the basic and diluted average common shares outstanding and earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net income (numerator)	$25,839	$32,165	$64,287	$89,315
Basic
Average common shares outstanding (denominator)	73,146,211	75,003,605	73,970,963	74,852,315
Earnings per share	$0.35	$0.43	$0.87	$1.19
Diluted
Average common shares outstanding	73,146,211	75,003,605	73,970,963	74,852,315
Average dilutive potential common shares	459,541	587,143	533,977	627,437

Average diluted shares outstanding (denominator)	73,605,752	75,590,748	74,504,940	75,479,752

Earnings per share	$0.35	$0.43	$0.86	$1.18

                The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares during the period:

	Number of Shares	Range of Exercise Prices

For the Three Months Ended
September 30, 2007	2,136,454	$22.83 to $31.96
September 30, 2006	1,412,186	$26.55 to $31.96

For the Nine Months Ended
September 30, 2007	2,027,675	$24.13 to $31.96
September 30, 2006	1,397,686	$26.77 to $31.96

                On December 14, 2006, TSFG’s board of directors authorized a stock repurchase program of up to 4 million shares. This authorization replaced TSFG’s existing stock repurchase authorization. In the first nine months of 2007,

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

TSFG repurchased 3.0 million shares for $71.3 million in connection with the aforementioned authorization. In August 2007, the board of directors amended and restated the authorization to be an additional $100 million, which expires if unused on or before June 30, 2008. Subsequent to quarter-end, TSFG repurchased an additional 600,000 shares for $12.0 million.

Note 8 – Share-Based Compensation

                In the second quarter 2007, TSFG’s board of directors approved new Long-Term Incentive Plan (“LTIP”) awards for the period 2007-2009. A total of 470,127 restricted stock units (“RSUs”) with a per share fair value of $23.40 have been reserved for potential issuance for the 2007-2009 period, which includes both service and performance-based awards. Of these units, the service award component (97,623 RSUs) will be expensed ratably over the three-year vesting period, assuming continued employment of the LTIP participant. The remaining RSUs are performance-based awards and will vest based on achieving, during 2009, certain performance targets. Achieving target performance (100%) on the performance goals will result in the issuance of 186,252 shares, although a maximum of 372,504 shares may be issued if more stringent performance hurdles are met. The compensation expense related to the performance-based RSUs will be recognized ratably over the period from the date of award through December 31, 2009, based on management’s assessment (with concurrence of the compensation committee of the board of directors) of the probability that the performance targets will be met. If the performance targets are not reached, the corresponding RSUs will be forfeited.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited)

	South Carolina Bank	North Carolina Bank	Florida Bank	Other	Total

Three Months Ended September 30, 2007
Net interest income before inter-segment income (expense)	$43,059	$21,490	$43,464	$(11,239)	$96,774
Inter-segment interest income (expense)	754	(6,965)	(4,105)	10,316	—

Net interest income	43,813	14,525	39,359	(923)	96,774
Provision for credit losses - net charge-offs and allocated (1)	4,570	1,949	848	1,704	9,071
Noninterest income	12,737	2,751	9,700	5,585	30,773
Noninterest expenses - direct (2)	15,885	5,395	16,346	717	38,343

Segment contribution	$36,095	$9,932	$31,865	$2,241	80,133

Provision for credit losses not allocated to segments (1)					1,433
Noninterest expenses - unallocated (3)					41,252

Income before income taxes					37,448
Income tax expense					11,609

Net income					$25,839

Nine Months Ended September 30, 2007
Net interest income before inter-segment income (expense)	$127,960	$62,886	$124,979	$(27,992)	$287,833
Inter-segment interest income (expense)	1,623	(20,377)	(8,819)	27,573	—

Net interest income	129,583	42,509	116,160	(419)	287,833
Provision for credit losses - net charge-offs and allocated (1)	7,808	12,975	5,282	4,111	30,176
Noninterest income	37,676	7,690	29,599	12,140	87,105
Noninterest expenses - direct (2)	48,079	15,729	49,925	2,222	115,955

Segment contribution	$111,372	$21,495	$90,552	$5,388	228,807

Provision for credit losses not allocated to segments (1)					6,466
Noninterest expenses - unallocated (3)					126,947

Income before income taxes					95,394
Income tax expense					31,107

Net income					$64,287

September 30, 2007
Total assets	$4,086,441	$1,863,157	$4,151,378	$3,999,245	$14,100,221
Total loans held for investment	3,846,985	1,740,519	3,586,670	999,063	10,173,237
Total deposits	3,473,451	1,120,939	2,890,792	2,016,487	9,501,669
Total goodwill	119,222	87,961	440,217	3,237	650,637

(1)
In 2007, the provision for credit losses included in each segment represents the actual net charge-offs for the period and/or any provision specifically allocated to that segment for reporting purposes. Provision in excess of actual net charge-offs and specific allocation is not allocated to any of the segments, and is thus presented as a reconciling item. TSFG is refining its methodology for allocating provision to its segments and thus the presentation of the provision allocation may change in future periods.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited)

	South Carolina Bank	North Carolina Bank	Florida Bank	Other	Total

Three Months Ended September 30, 2006
Net interest income before inter-segment income (expense)	$46,581	$22,017	$44,164	$(14,079)	$98,683
Inter-segment interest income (expense)	(101)	(7,117)	(2,850)	10,068	—

Net interest income	46,480	14,900	41,314	(4,011)	98,683
Provision for credit losses - net charge-offs (1)	2,742	2,740	533	509	6,524
Noninterest income	12,446	2,495	9,073	11,068	35,082
Noninterest expenses - direct (2)	16,467	5,243	17,805	806	40,321

Segment contribution	$39,717	$9,412	$32,049	$5,742	86,920

Provision for credit losses in excess of net charge-offs (1)					29
Noninterest expenses - unallocated (3)					40,477

Income before income taxes					46,414
Income tax expense					14,249

Net income					$32,165

Nine Months Ended September 30, 2006
Net interest income before inter-segment income (expense)	$143,436	$62,326	$128,789	$(29,834)	$304,717
Inter-segment interest income (expense)	(2,872)	(17,361)	(5,482)	25,715	—

Net interest income	140,564	44,965	123,307	(4,119)	304,717
Provision for credit losses - net charge-offs (1)	10,576	4,705	1,311	3,271	19,863
Noninterest income	37,896	7,565	26,843	19,275	91,579
Noninterest expenses - direct (2)	46,688	15,259	51,240	2,321	115,508

Segment contribution	$121,196	$32,566	$97,599	$9,564	260,925

Provision for credit losses in excess of net charge-offs (1)					4,088
Noninterest expenses - unallocated (3)					123,340

Income before income taxes					133,497
Income tax expense					44,182

Net income					$89,315

September 30, 2006
Total assets	$4,095,295	$1,682,655	$3,912,336	$4,357,416	$14,047,702
Total loans held for investment	3,686,915	1,555,825	3,337,810	933,283	9,513,833
Total deposits	3,630,915	1,046,053	3,055,985	1,448,999	9,181,952
Total goodwill	119,231	87,900	439,803	3,237	650,171

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2006. Results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results that may be attained for any other period.

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
16

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

Overview

                The South Financial Group is a financial holding company, headquartered in Greenville, South Carolina, with $14.1 billion in total assets and 172 branch offices in South Carolina, Florida, and North Carolina at September 30, 2007. Founded in 1986, TSFG focuses on fast-growing banking markets in the Southeast and concentrates its growth in metropolitan statistical areas. TSFG operates Carolina First Bank, which conducts banking operations in North Carolina and South Carolina (as Carolina First Bank), in Florida (as Mercantile Bank), and on the Internet (as Bank Caroline). At September 30, 2007, approximately 46% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 39% were in Florida, and 15% were in North Carolina. (See “Noninterest Expenses” for a discussion of the merger of TSFG’s two bank subsidiaries effective July 1, 2007.)

                TSFG uses a super-community bank strategy and targets small and middle market businesses and retail customers. As a super-community bank, TSFG strives to combine personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

                TSFG reported net income of $64.3 million, or $0.86 per diluted share, for the first nine months of 2007, compared with $89.3 million, or $1.18 per diluted share, for the first nine months of 2006. The decline in net income is principally from lower net interest income and a second quarter 2007 additional provision for loan losses of $10.5 million pre-tax (or $7.0 million after-tax) related to a well-publicized western North Carolina real estate development which was alleged by the North Carolina attorney general to involve fraud (“NC Development Loans”). Average diluted shares outstanding decreased 1.3% to 74.5 million shares, principally as a result of TSFG’s repurchase of 3.0 million shares during the first nine months of 2007, partially offset by shares issued pursuant to the exercise of stock options.

                TSFG continues to focus on improving its balance sheet mix by increasing the relative level and mix of customer assets and liabilities. On the asset side, average loans as a percentage of average earning assets increased to 79.1% for the first nine months of 2007 from 75.5% for the first nine months of 2006. On the funding side, average customer funding (which includes deposits less brokered deposits plus customer sweeps) as a percentage of average total funding increased to 67.1% for the first nine months of 2007, up from 64.2% for the first nine months of 2006.

                Using period-end balances, TSFG’s loans held for investment at September 30, 2007 increased 4.9% from December 31, 2006, and total deposit balances decreased 0.2%. Customer funding (deposits less brokered deposits plus customer sweeps) decreased 3.3% since December 31, 2006. At September 30, 2007, total loans increased to 135.6% of customer deposits (deposits less brokered deposits), from 123.3% at December 31, 2007.

                Tax-equivalent net interest income was $292.6 million for the first nine months of 2007, a $17.4 million decrease from $309.9 million for the first nine months of 2006. The net interest margin decreased to 3.11% for the first nine months of 2007 from 3.25% for the first nine months of 2006. This margin compression reflects customer preference for higher-cost deposit categories, higher wholesale borrowing costs, and actions by management to reduce interest rate risk and optionality on the balance sheet. The third quarter net interest margin of 3.12% remained unchanged from second quarter 2007, after improving four basis points from first quarter 2007.

                Noninterest income totaled $87.1 million for the first nine months of 2007, compared to $91.6 million for the first nine months of 2006. The decrease in noninterest income was largely attributable to a $3.3 million net loss on securities (versus a $4.3 million net gain for the prior year). In addition, the change in noninterest income included a $3.8 million negative swing from the gain/loss associated with derivative activities and a $2.5 million decline from a 2006 gain on the sale of a branch. These items were partially offset by a $5.1 million increase from the 2006 loss on indirect auto loans and a $1.6 million increase in bank-owned life insurance income from insurance proceeds received in second quarter 2007. Mortgage banking income for the first nine months in 2007 declined $1.2 million compared with the same period in the prior year as mortgage banking origination volumes slowed in response to current market conditions. TSFG’s wealth management income, merchant processing income (net), and customer fee income for the first nine months of 2007 increased over the prior year amounts.

                Noninterest expenses totaled $242.9 million for the first nine months of 2007, compared to $238.8 million for the first nine months of 2006, an increase of 1.7%. This increase included $1.7 million for higher employment contract buyouts and severance and $1.5 million for loss on early extinguishment of debt. Salaries, wages and employee benefits (excluding contract buyouts and severance), which account for 54.2% of total noninterest expenses for the first nine months of 2007, increased 4.2% to $131.7 million. The increase in noninterest expenses included higher incentive expense, higher salaries attributable to annual salary increases, and higher occupancy expenses, partially offset by declines in professional fees and most other categories of expense. TSFG continued to make progress in its expense reduction initiative, as noninterest expenses declined for the third quarter in a row.

                At September 30, 2007, nonperforming assets as a percentage of loans held for investment and foreclosed property increased to 0.58% from 0.38% at September 30, 2006, which included 0.09% for the NC Development Loans. For the nine months ended September 30, 2007, annualized net loan charge-offs totaled 0.39% of average loans held for investment, compared to 0.28% for the nine months ended September 30, 2006. Net loan charge-offs increased to 0.66% for third quarter 2007, up from 0.21% for second quarter 2007. For the three and nine months ended September 30, 2007, net loan charge-offs included 0.30% and 0.12%, respectively, for the NC Development Loans. TSFG’s provision for credit losses increased to $36.6 million for the first nine months of 2007 from $24.0 million for the first nine months of 2006, primarily as a result of an additional $10.5 million provision expense related to the NC Development Loans.

                TSFG’s tangible equity to tangible asset ratio totaled 6.47% at September 30, 2007, a slight decrease from 6.48% at December 31, 2006, as retention of earnings and a decrease in net unrealized losses on available for sale securities were offset by dividends and common stock repurchases. At September 30, 2007, the after-tax net unrealized loss on available for sale securities totaled $38.7 million, down from $47.4 million at December 31, 2006.

                Strategic Plan. Earlier in the year, TSFG, with the assistance of First Manhattan Consulting Group, began a strategic evaluation of each of its business lines to improve its overall profitability. This process focused on developing tactical plans for each of its business lines. As the process evolved, the opportunity to improve deposit levels, mix, and costs became the central point of focus relative to the Company’s overall profitability. This resulted in the development of key initiatives to improve funding and thereby lower our funding costs, which include: (i) an increased focus on retail deposit activities, (ii) leveraging the commercial base to grow deposits, and (iii) the expansion of private banking efforts to support deposit growth. The funding initiatives are in addition to the following initiatives to: (i) maintain balanced loan growth with asset quality and profitability, (ii) maintain credit quality longer-term, (iii) increase noninterest income through growth in deposits and expansion of private banking to increase wealth management revenues, (iv) manage operating noninterest expenses and improve efficiency, and (v) actively manage capital levels and mix. In connection with the implementation of these plans, TSFG’s reportable segments may change.

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

                As discussed in the “Critical Accounting Policies and Estimates” of its 2006 10-K, TSFG evaluates its goodwill for impairment annually on June 30th. The evaluation performed as of June 30, 2007 indicated that no impairment charge was required as of that date. Subsequent to September 30, 2007, TSFG’s common stock has, at times, traded below book value. Due to the short duration of the decline and the lack of material changes to the estimates and assumptions used in its goodwill impairment evaluation process, TSFG does not plan to perform an interim evaluation of goodwill impairment unless additional facts or circumstances warrant such an evaluation. Based on currently available information, TSFG does not have any goodwill impairment.

Expanded Corporate Facilities

                There have been no material changes to the plans for TSFG’s Expanded Corporate Facilities previously disclosed on page 16 of TSFG’s March 31, 2007 Quarterly Report on Form 10-Q. During the third quarter 2007, TSFG started construction on these facilities.

Balance Sheet Review

        Loans

                TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At September 30, 2007, outstanding loans totaled $10.2 billion, which equaled 107.3% of total deposits (135.6% of customer deposits) and 72.3% of total assets. Loans held for investment increased $471.4 million, or 4.9%, to $10.2 billion at September 30, 2007 from $9.7 billion at December 31, 2006. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At September 30, 2007, approximately 7% of the portfolio was unsecured.

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

                TSFG generally sells a majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale decreased to $19.6 million at September 30, 2007 from $28.6 million at December 31, 2006 and $36.2 million at September 30, 2006, primarily due to lower mortgage loan volume and timing of mortgage sales.

                Table 1 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan. Table 2 provides a more meaningful stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 1, which stratifies the portfolio by collateral type and borrower type. Certain prior period amounts have been reclassified to conform to current period presentation.

Table 1

Loan Portfolio Composition Based on Collateral Type or Borrower Type

(dollars in thousands)

	September 30,
			December 31, 2006
	2007	2006

Commercial, financial and agricultural	$2,289,016	$2,073,865	$2,152,375
Real estate - construction (1)	2,160,125	1,555,373	1,630,366
Real estate - residential mortgages (1-4 family)	1,376,716	1,457,077	1,416,005
Commercial secured by real estate (1)	3,533,700	3,659,857	3,727,316
Consumer	813,680	767,661	775,805

Loans held for investment	$10,173,237	$9,513,833	$9,701,867

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.
20

Table 2

Loan Portfolio Composition Based on Loan Purpose

(dollars in thousands)

	September 30,
			December 31, 2006
	2007	2006

Commercial Loans
Commercial and industrial	$2,693,973	$2,378,533	$2,491,210
Owner - occupied real estate (1)	1,042,131	859,306	830,179
Commercial real estate	4,178,653	4,060,602	4,171,631

	7,914,757	7,298,441	7,493,020

Consumer Loans (2)
Indirect - sales finance	707,819	651,419	660,401
Consumer lot loans	334,971	347,142	357,325
Direct retail	97,289	100,239	98,181
Home equity	532,640	522,279	512,881

	1,672,719	1,621,079	1,628,788

Mortgage Loans (2)	585,761	594,313	580,059

Total loans held for investment	$10,173,237	$9,513,833	$9,701,867

Percentage of Loans Held for Investment
Commercial and industrial	26.5%	25.0%	25.7%
Owner - occupied real estate (1)	10.2	9.0	8.6
Commercial real estate	41.1	42.7	43.0
Consumer	16.4	17.0	16.7
Mortgage	5.8	6.3	6.0

Total	100.0%	100.0%	100.0%

(1)	In Table 1, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

(2)
In second quarter 2007, TSFG reclassified certain loan balances from mortgage loans to consumer loans. Amounts for prior periods (including $146.5 million at December 31, 2006 and $140.7 million at September 30, 2006) have been reclassified to conform to the current presentation.

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

                Consumer lot loans are loans to individuals to finance the purchase of residential lots.

                Direct retail consumer loans  are loans to individuals to finance personal, family, or household needs. Typical loans are loans to finance auto purchases or home repairs and additions.

                Home equity loans  are loans to homeowners, secured primarily by junior mortgages on their primary residences, to finance personal, family, or household needs. These loans may be in the form of amortizing loans or lines of credit with terms up to 15 years.

                Mortgage loans  are loans to individuals, secured by first or second mortgages on single-family residences, generally to finance the acquisition or construction of those residences. TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. TSFG’s mortgage portfolio is bank-customer related, with no brokered loans or subprime exposure.

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

Table 3

Commercial Real Estate Loans

(dollars in thousands)

	September 30,2007		December 31, 2006

	Balance	% of Total CRE	Balance	% of Total CRE

Commercial Real Estate Loans by Geographic Diversification
Western North Carolina (Hendersonville/Asheville)	$886,563	21.2%	$913,742	21.9%
Tampa Bay Florida	547,895	13.1	562,905	13.5
North Coastal South Carolina (Myrtle Beach)	339,657	8.1	274,548	6.6
Upstate South Carolina (Greenville)	344,959	8.3	338,576	8.1
Northeast Florida (Jacksonville)	341,267	8.2	354,372	8.5
Midlands South Carolina (Columbia)	305,671	7.3	381,810	9.2
North Central Florida	305,653	7.3	313,009	7.5
Central Florida (Orlando)	287,776	6.9	279,922	6.7
South Florida (Ft. Lauderdale)	277,888	6.7	263,807	6.3
South Coastal South Carolina (Charleston)	248,494	5.9	233,834	5.6
Marion County, Florida (Ocala)	158,736	3.8	147,098	3.5
Greater South Charlotte South Carolina (Rock Hill)	134,094	3.2	108,008	2.6

Total commercial real estate loans	$4,178,653	100.0%	$4,171,631	100.0%

Commercial Real Estate Loans by Product Type	Balance	% of Total Loans HFI	Balance	% of Total Loans HFI

Income property	$1,955,175	19.2%	$1,961,961	20.2%
Residential acquisition and development	683,963	6.7	725,248	7.5
Commercial acquisition and development	495,836	4.9	551,570	5.7
Commercial construction	472,212	4.6	412,014	4.2
Residential construction	322,594	3.2	266,779	2.8
Undeveloped land	248,873	2.5	254,059	2.6

Total commercial real estate loans	$4,178,653	41.1%	$4,171,631	43.0%

Note: At September 30, 2007 and December 31, 2006, average loan size for commercial real estate loans totaled $544,000 and $478,000, respectively.

                Portfolio risk is also managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank and by requiring Board of Director approval to exceed this house limit. At September 30, 2007, TSFG’s house lending limit was $35 million, and 10 credit relationships totaling $426.7 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $443.5 million, or 4.4% of total loans held for investment at September 30, 2007, up from 3.8% of total loans held for investment at December 31, 2006 and 4.0% of total loans held for investment at September 30, 2006.

                TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At September 30, 2007, the loan portfolio included commitments totaling $1.3 billion in SNCs. Outstanding borrowings under these commitments totaled $603.6 million at September 30, 2007, increasing from $413.2 million at December 31, 2006, and $343.2 million at September 30, 2006. In addition to internal limits that control our credit exposure to individual borrowers, we have established limits on the size of the overall SNC portfolio, and have established a sub-limit for total credit exposure to borrowers located outside of our markets. All of our SNC relationships are underwritten and managed in a centralized Corporate Banking Group staffed with experienced bankers. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. Our ongoing strategic plan is to maintain diversity in our portfolio and expand the profitability of our relationships through the sale of non-credit products.

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

Table 4

Credit Quality Indicators

(dollars in thousands)

	September 30,
					December 31, 2006
	2007		2006

Loans held for investment	$10,173,237		$9,513,833		$9,701,867
Allowance for loan losses	118,861		109,401		111,663
Allowance for credit losses (1)	120,424		110,349		112,688

Nonaccrual loans - commercial and industrial(2)	18,056		8,122		7,052
Nonaccrual loans - owner - occupied real estate (2)	3,738		4,264		4,512
Nonaccrual loans - commercial real estate (2)	14,818		12,218		17,169
Nonaccrual loans - consumer	10,521		3,341		5,250
Nonaccrual loans - mortgage	4,676		3,451		3,185
Restructured loans accruing interest	1,448		—		—

Total nonperforming loans	53,257		31,396		37,168
Foreclosed property (other real estate owned and personal property repossessions)	5,658		4,851		4,341

Total nonperforming assets	$58,915		$36,247		$41,509

Loans past due 90 days or more (mortgage and consumer with interest accruing) (3)	$2,629		$3,163		$3,129

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	0.58%		0.38%		0.43%

Allowance for loan losses to nonperforming loans	2.23	x	3.48	x	3.00	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)	At September 30, 2007, December 31, 2006, and September 30, 2006, commercial nonaccrual loans included $403,000, $500,000, and $661,000, respectively, in restructured loans.

(3)
For TSFG’s policy regarding mortgage and consumer loan charge-offs and nonaccrual status, refer to Item 8, Note 1 – Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2006.

                TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans held for investment and foreclosed property) increased to 0.58% at September 30, 2007 from 0.43% at December 31, 2006 and from 0.38% at September 30, 2006. The nonperforming asset ratio at September 30, 2007 included 0.09% for the NC Development Loans.

                As disclosed on a Form 8-K filed June 13, 2007, since 2005, TSFG has financed purchases of the NC Development Loans, which were certain residential lots in a real estate development project near Spruce Pine, North Carolina (Mitchell County). During second quarter 2007, TSFG learned that the developer of this project had abandoned the development. Moreover, on June 7, 2007, the North Carolina Attorney General issued a press release stating that the lot purchasers and the several lenders associated with this development have been victimized by fraudulent land sales schemes and announcing that a receiver has been appointed with respect to the project. The press release indicated that the investment scheme included more than $100 million in financing and multiple financial institutions. Table 5 summarizes information on TSFG’s involvement in and exposure to the NC Development Loans.

Table 5

NC Development Loans

(dollars in thousands)

	At and for the Nine Months Ended September 30, 2007

	# of Loans	Outstanding Balance	Charge-offs		Net Balance	Nonaccrual	Allocated Allowance

Lot loans:
Performing (1)	12	$1,764	$—		$1,764	$—	—	(4)
Nonperforming pool	81	15,658	7,731	(2)	7,927	7,927	$1,269
Development loans	2	3,007	1,500	(3)	1,507	1,507	—	(4)

Total	95	$20,429	$9,231		$11,198	$9,434	$1,269

(1)	All loans are less than 60 days past due at September 30, 2007.

(2)	Approximately 50% of the outstanding balance was charged-off in the third quarter of 2007. The pool may be adjusted in future periods as losses are realized.

(3)	Charged-off in the second quarter of 2007.

(4)	The $1.3 million allocated allowance may be applied against the performing loans or the development loans as well as the nonperforming pool.

                As indicated in the table above, at September 30, 2007, loans held for investment included $11.2 million related to the NC Development Loans, of which $9.4 million was classified as nonperforming.

                Table 6 summarizes information on impaired loans, all of which are commercial loans.

Table 6

Impaired Loans

(dollars in thousands)

	At and For the Nine Months Ended September 30,		At and For the Year Ended December 31, 2006

	2007	2006

Impaired loans	$38,060	$24,604	$28,733
Average investment in impaired loans	35,251	25,684	26,331
Related allowance	11,010	3,987	6,686
Foregone interest	2,142	1,198	1,665

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

Table 7

Summary of Loan and Credit Loss Experience

(dollars in thousands)

At and For the Nine Months Ended September 30,	At and For the Year Ended December 31, 2006

2007	2006

Allowance for loan losses, beginning of year	$111,663	$107,767	$107,767
Allowance adjustment for loans sold	—	(3,089)	(3,089)
Net charge-offs:
Loans charged-off	(34,159)	(27,426)	(36,623)
Loans recovered	5,253	7,563	10,261

(28,906)	(19,863)	(26,362)
Additions to allowance through provision expense	36,104	24,586	33,347

Allowance for loan losses, end of period	$118,861	$109,401	$111,663

Reserve for unfunded lending commitments, beginning of year	$1,025	$1,583	$1,583
Provision for unfunded lending commitments	538	(635)	(558)

Reserve for unfunded lending commitments, end of period	$1,563	$948	$1,025

Allowance for credit losses, beginning of year	$112,688	$109,350	$109,350
Allowance adjustment for loans sold	—	(3,089)	(3,089)
Net charge-offs:
Loans charged-off	(34,159)	(27,426)	(36,623)
Loans recovered	5,253	7,563	10,261

(28,906)	(19,863)	(26,362)
Additions to allowance through provision expense	36,642	23,951	32,789

Allowance for credit losses, end of period	$120,424	$110,349	$112,688

Average loans held for investment	$9,925,410	$9,578,862	$9,581,602
Loans held for investment, end of period	10,173,237	9,513,833	9,701,867
Net charge-offs as a percentage of average loans held for investment (annualized)	0.39%	0.28%	0.28%
Allowance for loan losses as a percentage of loans held for investment	1.17	1.15	1.15
Allowance for credit losses as a percentage of loans held for investment	1.18	1.16	1.16
Allowance for loan losses to nonperforming loans	2.23	x	3.48	x	3.00	x

                For the nine months ended September 30, 2007, TSFG’s provision expense included $10.5 million related to the NC Development Loans, and charge-offs included $9.2 million (or 0.09% of average loans held for investment) related to the NC Development Loans (see Table 5).

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

Table 8

Investment Securities Portfolio Composition

(dollars in thousands)

	September 30,
			December 31, 2006
	2007	2006

Available for Sale (at fair value)
U.S. Treasury	$168,614	$174,739	$166,719
U.S. Government agencies	659,681	655,447	653,034
Agency mortgage-backed securities	1,119,547	1,459,220	1,400,288
State and municipal	303,388	345,077	341,488
Other investments:
Corporate bonds	20,680	117,316	113,365
Federal Home Loan Bank (“FHLB”) stock	43,060	52,763	52,246
Community bank stocks	4,789	11,917	12,406
Other equity investments	3,482	3,904	3,910

	2,323,241	2,820,383	2,743,456

Held to Maturity (at amortized cost)
State and municipal	40,934	52,690	52,208
Other investments	240	100	100

	41,174	52,790	52,308

Total	$2,364,415	$2,873,173	$2,795,764

Total securities as a percentage of total assets	16.8%	20.5%	19.7%

Percentage of Total Securities Portfolio
U.S. Treasury	7.1%	6.1%	6.0%
U.S. Government agencies	27.9	22.8	23.3
Agency mortgage-backed securities	47.3	50.8	50.1
State and municipal	14.6	13.8	14.1
Other investments	3.1	6.5	6.5

Total	100.0%	100.0%	100.0%

                Securities (i.e., securities available for sale and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $2.6 billion in the first nine months of 2007, 15.1% below the average for the corresponding period in 2006 of $3.1 billion. TSFG has continued to decrease securities by not reinvesting maturing investments and principal paydowns in an effort to reduce its reliance on wholesale borrowings. In addition, in the first nine months of 2007, TSFG sold approximately $190 million of securities available for sale, including $116 million in first quarter 2007 to manage interest rate risk as determined by its new asset/liability management model and approximately $70 million of its corporate bond portfolio in third quarter 2007 due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy and related credit risk considerations.

                The average tax-equivalent portfolio yield increased for the nine months ended September 30, 2007 to 4.81% from 4.74% in the first nine months of 2006.

                 The expected duration of the debt securities portfolio was approximately 3.5 years at September 30, 2007, a decrease from approximately 3.8 years at December 31, 2006 and September 30, 2006. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities.

                The available for sale portfolio constituted 98.3% of total securities at September 30, 2007. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk.

                Approximately 72% of MBS are collateralized mortgage obligations (“CMOs”) with an average duration of 5.6 years. At September 30, 2007, approximately 18% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from one to ten years. All of TSFG’s MBS are agency-backed.

                TSFG plans to continue to reduce the size of the portfolio to the $2 billion range, before reinvestment in securities is needed to manage interest rate risk and support liquidity and collateral needs under borrowing arrangements. Subsequent to September 30, 2007 and through November 7, 2007, the Company has sold approximately $67 million of U.S. Treasury securities for an insignificant gain and approximately $114 million of agency debt securities have been called. An additional $53 million of U.S. Treasury securities is scheduled to mature in November 2007 and is not expected to be replaced.

                The net unrealized loss on securities available for sale (pre-tax) totaled $61.5 million at September 30, 2007, compared with a $75.3 million loss at December 31, 2006 and a $77.2 million loss at September 30, 2006, as long term interest rates decreased since September 30, 2006 and the reduction of the securities portfolio continued. If interest rates increase, TSFG expects its net unrealized loss on securities available for sale to increase. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

                Community Bank Stocks. At September 30, 2007, TSFG had equity investments in five community banks located in the Southeast with a cost basis of $4.2 million and a market value of $4.8 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. These investments in community banks are included in securities available for sale. During the first nine months of 2007, TSFG sold approximately $6 million of such securities for a net gain of $1.7 million. Subsequent to September 30, 2007, TSFG entered into a contract to sell approximately $2 million of additional community bank stocks to a third party at no significant gain or loss—the transaction is subject to certain regulatory approvals by the buyer and is expected to close in the first quarter of 2008, if approved.

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

                In the three and nine months ended September 30, 2007, noninterest income included a gain of $198,000 and a loss of $1.2 million, respectively, for derivative activities. In the three and nine months ended September 30, 2006, noninterest income included gains of $3.9 million and $2.6 million, respectively, for derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness; and other miscellaneous items.

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

Table 9

Type of Deposits

(dollars in thousands)

	September 30,
			December 31, 2006
	2007	2006

Noninterest-bearing demand deposits	$1,164,312	$1,261,421	$1,280,908
Interest-bearing checking	1,100,428	1,245,167	1,208,125
Money market accounts	2,184,822	2,477,982	2,435,413
Savings accounts	169,091	188,629	181,192

Total core deposits	4,618,653	5,173,199	5,105,638
Time deposits under $100,000 (1)	1,384,094	1,231,553	1,272,056
Time deposits of $100,000 or more (1)	1,515,417	1,403,696	1,514,615

Customer deposits (2)	7,518,164	7,808,448	7,892,309
Brokered deposits	1,983,505	1,373,504	1,624,431

Total deposits	$9,501,669	$9,181,952	$9,516,740

Percentage of Deposits
Noninterest-bearing demand deposits	12.2%	13.7%	13.4%
Interest-bearing checking	11.6	13.6	12.7
Money market accounts	23.0	27.0	25.6
Savings accounts	1.8	2.0	1.9

Core deposits	48.6	56.3	53.6
Time deposits under $100,000	14.6	13.4	13.4
Time deposits of $100,000 or more	15.9	15.3	15.9

Customer deposits (2)	79.1	85.0	82.9
Brokered deposits	20.9	15.0	17.1

Total deposits	100.0%	100.0%	100.0%

(1)
In second quarter 2007, TSFG reclassified certain deposit balances from time deposits under $100,000 to time deposits of $100,000 or more. Amounts for prior periods (including $408.8 million at December 31, 2006 and $314.9 million at September 30, 2006) have been reclassified to conform to the current presentation.

(2)	TSFG defines customer deposits as total deposits less brokered deposits.

Table 10

Type of Customer Funding

(dollars in thousands)

	September 30,
			December 31, 2006
	2007	2006

Customer deposits (1)	$7,518,164	$7,808,448	$7,892,309
Customer sweeps (2)	599,021	378,116	500,288

Customer funding	$8,117,185	$8,186,564	$8,392,597

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

(2)	TSFG includes customer sweeps in short-term borrowings on its consolidated balance sheet.

                At September 30, 2007, period-end customer funding decreased $275.4 million, or 3.3%, from December 31, 2006, partly due to TSFG’s focus on improving the net interest margin and profitability rather than purely focusing on customer funding growth. TSFG continues to refine the mix and pricing of its customer funding. Within customer funding, at September 30, 2007, core deposits decreased $487.0 million, or 9.5%, from December 31, 2006.

                TSFG uses brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Brokered deposits increased as a percentage of total deposits since September 30, 2006 as TSFG replaced certain puttable funding with brokered deposits.

                Table 13 in “Earnings Review - Net Interest Income” details average balances for the deposit portfolio for the nine months ended September 30, 2007 and 2006. Comparing the nine months ending September 30, 2007 and 2006, average customer funding increased $210.2 million, or 2.6%. Within customer funding, the mix continues to shift toward higher cost products, with increases in average interest-bearing checking, time deposits, and customer sweeps partially offset by a decrease in noninterest-bearing deposits and savings. As a result, average core deposits for the nine months ending September 30, 2007 decreased $188.8 million, or 3.7%, from the same period in 2006.

                Average customer funding equaled 67.1% of average total funding in the first nine months of 2007 and 64.2% in the first nine months of 2006. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and changing incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue, together with customer behavior driving the mix towards higher rate deposit products—money markets and CDs.

        Borrowed Funds

                Table 11 shows the breakdown of borrowed funds by type.

Table 11

Type of Borrowed Funds

(dollars in thousands)

	September 30,
			December 31,
	2007	2006	2006

Short-Term Borrowings
Federal funds purchased and repurchase agreements	$595,272	$1,236,548	$920,811
Customer sweeps	599,021	378,116	500,288
FHLB advances	175,000	175,000	175,000
Commercial paper	32,601	36,032	32,631
Treasury, tax and loan note	668,687	9,334	139,989

Total short-term borrowings	2,070,581	1,835,030	1,768,719

Long-Term Borrowings
Repurchase agreements	200,000	596,000	521,000
FHLB advances	223,093	339,620	328,113
Subordinated notes	242,478	233,016	188,871
Mandatorily redeemable preferred stock of subsidiary	64,800	89,800	89,800
Note payable	797	838	828
Employee stock ownership plan note payable	—	275	200
Purchase accounting premiums, net of amortization	1,035	1,757	1,663

Total long term borrowings	732,203	1,261,306	1,130,475

Total borrowings	2,802,784	3,096,336	2,899,194
Less: Customer sweeps	(599,021)	(378,116)	(500,288)
Add: Brokered deposits (1)	1,983,505	1,373,504	1,624,431

Total wholesale borrowings	$4,187,268	$4,091,724	$4,023,337

Wholesale borrowings as a % of total assets	29.7%	29.1%	28.3%

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

                TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In the first nine months of 2007, average borrowings totaled $2.5 billion, compared with $3.4 billion for the same period in 2006. Since mid-2006, the FHLB and certain structured repurchase agreement counterparties have exercised options to put certain borrowings back to TSFG. The termination of these borrowings was funded by issuance of 3 to 5-year brokered certificates of deposit combined with securities portfolio reductions. While the decision to issue brokered CDs rather than reissue similar puttable funding increased TSFG’s current funding cost, removing the related funding optionality reduced future interest rate risk exposure.

                Average wholesale borrowings totaled $4.0 billion in the first nine months of 2007, compared with $4.5 billion in the first nine months of 2006. TSFG plans to reduce its reliance on wholesale borrowings by growth in customer funding and reductions in securities.

                Daily funding needs are met through federal funds purchased and short-term brokered CDs, term TT&L, repurchase agreements and FHLB advances. Balances in these accounts can fluctuate on a day-to-day basis.

                FHLB advances are a source of funding that TSFG uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings.

                During the first nine months of 2007, TSFG recognized a loss on early extinguishment of debt of $1.5 million, which reflects the write-off of unamortized debt issuance costs associated with $97.7 million of subordinated notes and mandatorily redeemable preferred stock with an average spread of 348 basis points over LIBOR. TSFG replaced the debt with newly issued subordinated debt associated with trust preferred securities totaling $126.3 million priced at an average spread of 138 basis points over LIBOR.

                Subsequent to quarter-end, TSFG called $22.7 million of subordinated debt associated with trust preferred securities and recognized a loss on extinguishment of debt of approximately $560,000. TSFG also plans to call another $3.1 million of subordinated debt associated with trust preferred securities in fourth quarter 2007.

        Capital Resources and Dividends

                Total shareholders’ equity totaled $1.5 billion, or 11.0% of total assets, at September 30, 2007 compared with $1.6 billion, or 11.0% of total assets, at December 31, 2006. Shareholders’ equity remained basically flat as retention of earnings and the decrease in the net unrealized loss on securities available for sale was offset by cash dividends paid and TSFG’s repurchase of 3.0 million shares in the first nine months of 2007. In August 2007, the board of directors amended and restated the existing stock repurchase authorization to be an additional $100 million, which expires if unused on or before June 30, 2008. Subsequent to quarter-end, TSFG repurchased an additional 600,000 shares for $12.0 million in the open market.

                TSFG’s unrealized loss on securities available for sale, net of income tax, which is included in accumulated other comprehensive loss, was $38.7 million at September 30, 2007, compared with a $47.4 million loss at December 31, 2006 due primarily to a decrease in long-term interest rates as well as an approximately $400 million reduction in securities balances.

                Book value per share at September 30, 2007 and December 31, 2006 was $21.22 and $20.73, respectively. Tangible book value per share at September 30, 2007 and December 31, 2006 was $11.90 and $11.63, respectively. Tangible book value was below book value as a result of goodwill and intangibles associated with acquisitions of entities and assets accounted for as purchases. At September 30, 2007, goodwill totaled $650.6 million, or $8.92 per share, and is not being amortized, while other intangibles totaled $29.0 million and will continue to be amortized.

                TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and Carolina First Bank exceeded the well-capitalized regulatory requirements at September 30, 2007. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

                Table 12 sets forth various capital ratios for TSFG and Carolina First Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At September 30, 2007, trust preferred securities included in tier 1 capital totaled $225.5 million, including $122.5 million of trust preferred securities issued in the first nine months of 2007. Specifically, TSFG, through three newly-formed, unconsolidated subsidiaries

(South Financial Capital Trust 2007-I, South Financial Capital Trust 2007-II, and South Financial Capital Trust 2007-III), issued $122.5 million of trust preferred securities to institutional investors during the first nine months of 2007. In connection with this transaction, TSFG contributed $3.8 million of capital and issued $126.3 million in unsecured subordinated notes to the subsidiaries.

Table 12

Capital Ratios

	September 30, 2007	Well Capitalized Requirement

TSFG
Total risk-based capital	11.28%	n/a
Tier 1 risk-based capital	9.89	n/a
Leverage ratio	8.64	n/a

Carolina First Bank
Total risk-based capital	10.75%	10.00%
Tier 1 risk-based capital	9.13	6.00
Leverage ratio	7.97	5.00

                At September 30, 2007, TSFG’s tangible equity to tangible asset ratio totaled 6.47%, a decrease from 6.48% at December 31, 2006, as retention of earnings and a decrease in the unrealized loss on securities available for sale was offset by cash dividends and the repurchase of 3.0 million shares of common stock in the first nine months of 2007. If interest rates increase, TSFG expects its unrealized loss on securities available for sale to increase, leading to a lower tangible equity to tangible asset ratio.

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

                TSFG, through a real estate investment trust subsidiary, had 648 mandatorily redeemable preferred shares outstanding at September 30, 2007 with a stated value of $100,000 per share. At September 30, 2007, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $64.8 million. Under Federal Reserve Board guidelines, $26.4 million qualified as tier 1 capital, and $30.8 million qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if not satisfied, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Earnings Review

        Net Interest Income

                Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 13 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three and nine months ended September 30, 2007 and 2006.

Table 13

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Three Months Ended September 30,

	2007			2006

Assets	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning assets
Loans (1)	$10,065,454	$195,393	7.70%	$9,523,286	$184,476	7.69%
Investment securities, taxable (2)	2,121,044	25,390	4.79	2,586,438	30,779	4.76
Investment securities, nontaxable (2) (3)	351,584	4,394	5.00	407,005	4,831	4.75

Total investment securities	2,472,628	29,784	4.82	2,993,443	35,610	4.76
Federal funds sold and interest-bearing bank balances	6,574	100	6.03	13,479	196	5.77

Total earning assets	12,544,656	$225,277	7.13	12,530,208	$220,282	6.98

Non-earning assets	1,477,862			1,443,500

Total assets	$14,022,518			$13,973,708

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,122,793	$5,571	1.97	$1,132,556	$5,869	2.06
Savings	172,110	697	1.61	187,089	577	1.22
Money market	2,236,493	22,390	3.97	2,420,756	22,771	3.73
Time deposits, excluding brokered deposits	2,905,426	36,594	5.00	2,620,505	29,653	4.49
Brokered deposits	2,208,381	29,245	5.25	1,344,521	18,523	5.47

Total interest-bearing deposits	8,645,203	94,497	4.34	7,705,427	77,393	3.98
Customer sweeps	559,906	6,237	4.42	369,697	4,274	4.59
Other borrowings (4)	1,858,800	26,231	5.60	2,811,224	38,241	5.40

Total interest-bearing liabilities	11,063,909	$126,965	4.55	10,886,348	$119,908	4.37

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,198,350			1,369,032
Other noninterest-bearing liabilities	240,771			217,223

Total liabilities	12,503,030			12,472,603
Shareholders’ equity	1,519,488			1,501,105

Total liabilities and shareholders’ equity	$14,022,518			$13,973,708

Net interest income (tax-equivalent)		$98,312	3.12%		$100,374	3.19%
Less: tax-equivalent adjustment (3)		1,538			1,691

Net interest income		$96,774			$98,683

Supplemental data:
Customer funding (5)	$8,195,078	$71,489	3.46%	$8,099,635	$63,144	3.09%
Wholesale borrowings (6)	4,067,181	55,476	5.41	4,155,745	56,764	5.42

Total funding (7)	$12,262,259	$126,965	4.11	$12,255,380	$119,908	3.88

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	During third quarter 2007, TSFG capitalized $188,000 of interest in conjunction with the construction of its expanded corporate facilities.

(5)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweeps.

(6)
Wholesale borrowings include borrowings less customer sweeps plus brokered deposits. For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweeps are presented separately.

(7)	Total funding includes customer funding and wholesale borrowings.

Note: Average balances are derived from daily balances.
34

Table 13 (Continued)

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Nine Months Ended September 30,

	2007			2006

Assets	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Earning assets
Loans (1)	$9,955,125	$573,982	7.71%	$9,621,441	$533,635	7.42%
Investment securities, taxable (2)	2,259,935	81,094	4.79	2,671,057	94,974	4.74
Investment securities, nontaxable (2) (3)	364,692	13,526	4.95	419,265	14,914	4.74

Total investment securities	2,624,627	94,620	4.81	3,090,322	109,888	4.74
Federal funds sold and interest-bearing bank balances	7,087	338	6.38	33,073	1,367	5.53

Total earning assets	12,586,839	$668,940	7.10	12,744,836	$644,890	6.76

Non-earning assets	1,500,585			1,482,189

Total assets	$14,087,424			$14,227,025

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,161,835	$17,535	2.02	$1,149,127	$15,329	1.78
Savings	177,381	2,139	1.61	185,957	1,172	0.84
Money market	2,302,298	68,455	3.98	2,302,263	57,767	3.35
Time deposits, excluding brokered deposits	2,903,159	108,582	5.00	2,679,724	82,668	4.12
Brokered deposits	2,008,977	78,331	5.21	1,375,431	51,640	5.02

Total interest-bearing deposits	8,553,650	275,042	4.30	7,692,502	208,576	3.63
Customer sweeps	503,676	16,746	4.45	328,133	10,545	4.30
Other borrowings (4)	2,037,836	84,585	5.55	3,110,399	115,832	4.98

Total interest-bearing liabilities	11,095,162	$376,373	4.54	11,131,034	$334,953	4.02

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,217,798			1,410,778
Other noninterest-bearing liabilities	235,366			196,720

Total liabilities	12,548,326			12,738,532
Shareholders’ equity	1,539,098			1,488,493

Total liabilities and shareholders’ equity	$14,087,424			$14,227,025

Net interest income (tax-equivalent)		$292,567	3.11%		$309,937	3.25%
Less: tax-equivalent adjustment (3)		4,734			5,220

Net interest income		$287,833			$304,717

Supplemental data:
Customer funding (5)	$8,266,147	$213,457	3.45%	$8,055,982	$167,481	2.78%
Wholesale borrowings (6)	4,046,813	162,916	5.38	4,485,830	167,472	4.99

Total funding (7)	$12,312,960	$376,373	4.09	$12,541,812	$334,953	3.57

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	During the nine months ended September 30, 2007, TSFG capitalized $188,000 of interest in conjunction with the construction of its expanded corporate facilities.

(5)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweeps.

(6)
Wholesale borrowings include borrowings less customer sweeps plus brokered deposits. For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweeps are presented separately.

(7)	Total funding includes customer funding and wholesale borrowings.

Note: Average balances are derived from daily balances.
35

                Fully tax-equivalent net interest income decreased 5.6% to $292.6 million for the first nine months of 2007 from $309.9 million for the first nine months of 2006. TSFG’s average earning assets declined 1.2% to $12.6 billion for the first nine months of 2007 from $12.7 billion for the first nine months of 2006 due primarily to the continued reduction of securities and the second quarter 2006 sale of indirect loans, partially offset by organic loan growth. As a result, average loans as a percentage of average earning assets increased to 79.1% for the first nine months of 2007, up from 75.5% for the first nine months of 2006, improving the earning asset mix and yield. At September 30, 2007, approximately 60% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans as part of its overall interest rate risk management. TSFG also has an interest rate floor that is designated as a hedge of commercial loans and is intended to mitigate earnings exposure to falling interest rates.

                The net interest margin for the first nine months of 2007 was 3.11%, compared with 3.25% for the first nine months of 2006. The yield on average earning assets increased 34 basis points, aided by improved loan yields, which were up 29 basis points. However, the improved yield on earning assets was more than offset by a 52 basis point increase in the average cost of funding. This margin compression reflects customer preferences for higher-cost deposit categories, competition for customer deposit accounts within the industry, higher wholesale borrowing costs, and a continued challenging interest rate environment, as well as TSFG’s decision to replace puttable funding since mid-2006 primarily with higher-cost non-puttable funding. The net interest margin stabilized in the third quarter 2007 at 3.12%, after increasing four basis points in second quarter 2007.

        Provision for Credit Losses

                The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $36.6 million and $24.0 million in the first nine months of 2007 and 2006, respectively. The provision for credit losses in the first nine months of 2007 included $10.5 million related to the NC Development Loans (see discussion in “Credit Quality”).

                Net loan charge-offs were $28.9 million, or 0.39% of average loans held for investment, for the first nine months of 2007, compared with $19.9 million, or 0.28% of average loans held for investment, for the first nine months of 2006. Net loan charge-offs for the first nine months of 2007 included $9.2 million, or 0.09% of average loans held for investment, related to the aforementioned NC Development Loans. The allowance for credit losses equaled 1.18%, 1.16%, and 1.16% of loans held for investment as of September 30, 2007, December 31, 2006, and September 30, 2006. The September 30, 2007 allowance for credit losses included $1.3 million designated for the NC Development Loans. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

Noninterest Income Table 14 shows the components of noninterest income.

Table 14

Components of Noninterest Income

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Service charges on deposit accounts	$11,213	$11,457	$33,049	$34,337
Debit card income	2,445	2,055	7,025	6,071
Customer service fee income	1,533	1,117	4,226	3,200

Total customer fee income	15,191	14,629	44,300	43,608

Insurance income	2,839	2,831	9,123	8,614
Retail investment services	2,313	1,689	6,553	5,961
Trust and investment management income	1,642	1,483	4,970	4,618
Benefits administration fees	889	795	2,380	2,211

Total wealth management income	7,683	6,798	23,026	21,404

Bank-owned life insurance income	2,974	2,916	10,279	8,704
Mortgage banking income	834	1,969	4,780	5,931
Merchant processing income, net (1)	928	619	2,434	1,780
Gain (loss) on derivative activities	198	3,924	(1,202)	2,554
Gain (loss) on securities	287	—	(3,335)	4,276
Gain on disposition of assets and liabilities	—	2,498	—	2,498
Loss on indirect auto loans	—	(667)	—	(5,129)
Other	2,678	2,396	6,823	5,953

Total noninterest income	$30,773	$35,082	$87,105	$91,579

(1)
In second quarter 2007, TSFG began presenting its merchant income net of direct processing costs. Direct merchant processing costs totaled (in thousands) $4,131 and $11,081, respectively, for the three and nine months ended September 30, 2007, and $2,830 and $7,673, respectively, for the three and nine months ended September 30, 2006. Amounts presented for prior periods have been reclassified to conform to the current presentation.

                Total customer fee income increased 1.6% in the first nine months of 2007 compared to the same period in 2006, as increases in debit card income and customer service fee income were partially offset by a decrease in service charges on deposit accounts, which decreased primarily due to lower nonsufficient funds charges and returned check fees. This decrease was driven by lower service chargeable balances and customer convenience initiatives, including longer branch hours and all day deposit credit.

                In the first nine months of 2007 compared with the corresponding period in 2006, wealth management income increased $1.6 million, or 7.6%, reflecting increases in each category of wealth management.

                For the first nine months of 2007, bank owned life insurance increased $1.6 million compared with the same period in 2006 due to the receipt of life insurance proceeds in the second quarter of 2007.

                Mortgage banking income decreased 19.4% in the first nine months of 2007 when compared to the same period in 2006 due partially to a $514,000 gain on the sale of TSFG’s mortgage servicing rights portfolio in the second quarter of 2006 and lower origination volumes in response to industry conditions. Mortgage loans originated by TSFG originators totaled $412.0 million and $556.2 million in the first nine months of 2007 and 2006, respectively.

                Merchant processing income (net of direct processing costs) increased 36.7% in the first nine months of 2007 compared to the same period in 2006 as a result of increased transactions.

                Net losses on securities totaled $3.3 million for the first nine months of 2007 compared to a net gain of $4.3 million for first nine months of 2006. In the second quarter 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its corporate bond portfolio and subsequently sold approximately $70 million of its corporate bond portfolio in third quarter 2007, with $20.7 million remaining in the portfolio at September 30, 2007.

        Noninterest Expenses

                Table 15 shows the components of noninterest expenses.

Table 15

Components of Noninterest Expenses

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Salaries and wages, excluding contract buyouts and severance	$34,535	$34,494	$103,865	$99,555
Employee benefits	8,862	9,080	27,866	26,812
Occupancy	8,723	7,949	25,876	22,946
Furniture and equipment	6,543	6,217	19,491	18,637
Professional services	4,278	4,549	13,295	15,825
Advertising and business development	1,443	2,264	5,347	6,957
Amortization of intangibles	1,907	2,204	6,044	6,619
Telecommunications	1,404	1,407	4,215	4,246
Loss on early extinguishment of debt	1,299	—	1,530	—
Employment contract buyouts and severance	—	—	2,306	598
Other	10,601	12,634	33,067	36,653

Total noninterest expenses	$79,595	$80,798	$242,902	$238,848

                In first quarter 2007, TSFG implemented an expense reduction initiative, the goal of which is to reduce annual operating expenses by approximately $20 million from the fourth quarter 2006 run rate (excluding employment contract buyouts and severance and loss on early extinguishment of debt). TSFG realized these targeted savings in second and third quarter 2007 with a decline of $5.0 million and $6.9 million, respectively, from fourth quarter 2006 run rate of $85.2 million (excluding changes in employment contract buyouts and severance and loss on early extinguishment of debt). In fourth quarter 2007, TSFG expects expenses associated with FDIC insurance premiums to increase approximately $1.2 million. Previously, these premiums had been offset by related assessment credits which will be fully utilized in the fourth quarter.

                Effective July 1, 2007, TSFG merged Mercantile Bank into Carolina First Bank. Post-merger, TSFG continues to conduct its Florida operations under the Mercantile Bank name.

                Salaries and wages (excluding contract buyouts and severance) and employee benefits increased $5.4 million, or 4.2%, in the first nine months of 2007 compared with the same period in 2006, despite the fact that full-time equivalent employees as of September 30, 2007 decreased to 2,457 from 2,563 at September 30, 2006. In addition to normal annual salary increases and increased insurance costs, TSFG has invested in several key hires in an effort to strengthen its management team and has incurred additional salary expense in order to attract and retain this talent. The increase in personnel expense was also affected by higher incentive expense under TSFG’s LTIP as a result of service awards approved by the board of directors. The nature of certain incentive plans and accruals may result in increased volatility in personnel expense in future periods, based on management’s assessment (with the concurrence of the compensation committee of the board of directors) of the probability that certain performance targets will be met.

                Occupancy and furniture and equipment expense increased 9.1% for the first nine months of 2007 compared with the corresponding period in 2006 due primarily to increased rent expense for new and expanded branch locations. Professional services decreased by 16.0% for the first nine months of 2007 compared with the first nine months of 2006. In the first nine months of 2006, professional services included outsourcing costs for internal audit projects which are now performed by TSFG’s staff; this decrease was partially offset in 2007 with additional professional services related to the development of TSFG’s strategic initiatives. In addition, most other categories decreased for the first nine months of 2007 compared to the first nine months of 2006 due to the aforementioned expense reduction initiatives implemented in first quarter of 2007.

                During the first nine months of 2007, TSFG recognized a loss on early extinguishment of debt of $1.5 million, which reflects the write-off of unamortized debt issuance costs associated with $97.7 million of subordinated notes and mandatorily redeemable preferred stock.

        Income Taxes

                The effective income tax rate as a percentage of pretax income was 32.6% for the first nine months of 2007 and 33.1% for the first nine months of 2006. The blended statutory federal and state income tax rate was approximately 37% for both of these periods.

                On October 5, 2007, TSFG was awarded a $100 million allocation under the New Markets Tax Credits (“NMTC”) program from the Community Development Financial Institution Fund (“CDFI”) of the Department of the Treasury. This award, the first allocation TSFG has received under this initiative, is designed to attract private-sector investment to help finance community development projects, stimulate economic growth and create jobs in lower income communities by providing tax credits to lenders who have an allocation. The NMTC provides tax credits aggregating 39% of the invested amount over seven years, although a portion of the value gained via the tax credits must be used to benefit the respective projects.

        Third Quarter Results

                Net income for the three months ended September 30, 2007 totaled $25.8 million, or $0.35 per diluted share, compared with $32.2 million, or $0.43 per diluted share, for the three months ended September 30, 2006.

                Fully tax-equivalent net interest income totaled $98.3 million, a decrease of $2.1 million, or 2.1%, compared with the third quarter of 2006. Average earning assets decreased 0.1% principally as a result of the continued reduction of investment securities, partially offset by loan growth.

                The net interest margin for third quarter 2007 was 3.12%, compared with 3.19% for third quarter 2006. The yield on average earning assets increased 15 basis points, aided by a continued shift into loans and away from investment securities. However, the improved yield on earning assets was more than offset by a 23 basis point increase in the average cost of funding. The net interest margin for third quarter 2007 remained stable when compared to second quarter 2007.

                The provision for credit losses totaled $10.5 million in the third quarter of 2007, compared with $6.6 million in the third quarter of 2006. Net loan charge-offs as a percentage of average loans held for investment increased to 0.66% for the third quarter of 2007 versus 0.27% for the third quarter of 2006. Net loan charge-offs in third quarter 2007 included $7.7 million of NC Development Loans. The allowance for credit losses as a percentage of loans held for investment increased to 1.18% at September 30, 2007 from 1.16% at September 30, 2006.

                Noninterest income included a net gain on derivatives of $198,000 for the third quarter of 2007, compared with a net gain on derivatives of $3.9 million for the third quarter of 2006. Noninterest income in the third quarter of 2006 included a gain on disposition of assets and liabilities of $2.5 million related to the sale of a branch, partially offset by a loss on indirect auto loans of $667,000. Customer fee income, wealth management income, and merchant processing income increased, while mortgage banking income declined as loan origination volume slowed.

                For the third quarter of 2007, noninterest expenses decreased $1.2 million to $79.6 million from $80.8 million in third quarter 2006 as TSFG continued its focus on expenses in keeping with its expense control initiative.

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

                Interest Sensitivity Analysis. As discussed on page 56 of TSFG’s 2006 Form 10-K, TSFG uses a simulation model to analyze various interest rate scenarios in order to monitor interest rate risk. The information presented in Tables 16 and 17 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 16 and 17. These include, but are not limited to, the following:

•	interest rate scenarios that assume gradual as well as instantaneous parallel changes in interest rates along the entire yield curve;

•	a static balance sheet for net income analysis;

•	as assets and liabilities mature or reprice they are reinvested at current rates and keep the same characteristics (i.e., remain as either variable or fixed rate) for net income analysis;

•	mortgage backed securities prepayments are based on historical industry data;

•	loan prepayments are based upon historical bank-specific analysis and historical industry data;

•	deposit retention and average lives are based on historical bank-specific analysis;

•	whether callable/puttable assets and liabilities are called/put is based on the implied forward yield curve for each interest rate scenario; and

•	management takes no action to counter any change.

                Table 16 reflects the sensitivity of net income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at September 30, 2007 and 2006 levels, respectively.

Table 16

Net Income at Risk Analysis

	Annualized Hypothetical Percentage Change in Net Income

Interest Rate Scenario (1)	Gradual Rate Change September 30,	Immediate Rate Change September 30,

	2007	2007	2006

2.00%	(3.7)%	(11.3)%	4.9%
1.00	(1.7)	(3.9)	2.8
Flat	—	—	—
(1.00)	0.7	0.9	(3.8)
(2.00)	1.8	(0.1)	(14.7)

(1)
For September 30, 2006, the rising 100 and 200 basis points and falling 100 and 200 basis points interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve. For September 30, 2007, net income sensitivity is shown for both immediate and gradual rate shifts over a 12 month period. For future periods, management’s primary focus regarding net income sensitivity will be on gradual rate shifts, which TSFG views as providing a more realistic assessment of potential risk exposures.

                Table 17 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 17 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at September 30, 2007 and 2006, respectively, compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at September 30, 2007 and 2006 levels, respectively.

Table 17

Economic Value of Equity Risk Analysis

Interest Rate Scenario (1)	Annualized Hypothetical Percentage Change in Economic Value of Equity September 30,

	2007	2006

2.00%	(10.2)%	(3.3)%
1.00	(4.3)	(0.6)
Flat	—	—
(1.00)	1.4	(4.2)
(2.00)	(2.1)	(13.0)

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.

There are material limitations with TSFG’s models presented in Tables 16 and 17, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;

•	they do not project an increase or decrease in net income or the fair value of net assets, but rather the risk to net income and the fair value of net assets because of changes in interest rates;

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

Liquidity

                Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by customer funding, wholesale borrowings, principal and interest payments on loans, loan sales, sales of securities available for sale, maturities and paydowns of securities, and earnings. Securities classified as available for sale which are not pledged may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for FHLB borrowings, repurchase agreements and public funds deposits. Management believes that cash flows from investments, in addition to its available borrowing capacity and efforts to grow deposits, are sufficient to provide the necessary funding for the remainder of 2007.

                In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 18 summarizes future contractual obligations based on maturity dates as of September 30, 2007. Table 18 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 18 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the nine months ended September 30, 2007).

Table 18

Contractual Obligations

(dollars in thousands)

	Payments Due by Period

	Total	Remainder of 2007	2008 and 2009	2010 and 2011	After 2011

Time deposits	$4,883,016	$1,532,599	$1,920,859	$608,164	$821,394
Short-term borrowings	2,070,581	2,070,581	—	—	—
Long-term debt	731,168	18	182,954	40,180	508,016
Operating leases	186,284	4,749	37,967	28,792	114,776
Expanded corporate facilities contracts	35,354	8,452	26,902	—	—

Total contractual obligations	$7,906,403	$3,616,399	$2,168,682	$677,136	$1,444,186

                Net cash provided by operations, deposits from customers, and wholesale borrowings have been the primary sources of liquidity for TSFG. TSFG is focusing additional efforts aimed at acquiring new deposits through TSFG’s established branch network to enhance liquidity and reduce reliance on wholesale borrowing. Liquidity needs are a factor in developing the deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

                TSFG has the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of September 30, 2007 totaled $398.1 million. At September 30, 2007, TSFG had $53.3 million of unused borrowing capacity from the FHLB. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, treasury tax and loan notes, and the principal runoff of investment securities. At September 30, 2007, TSFG had unused short-term lines of credit totaling $1.7 billion (which may be canceled at the lender’s option).

                The Federal Reserve Bank provides back-up funding for commercial banks. Collateralized borrowing relationships with the Federal Reserve Banks of Richmond and Atlanta are in place for Carolina First Bank to meet emergency funding needs. At September 30, 2007, TSFG had qualifying collateral to secure advances up to $1.3 billion, of which none was outstanding.

                At September 30, 2007, the parent company had three unused short-term lines of credit totaling $35.0 million. These lines of credit mature November 14, 2007 for $10.0 million, June 30, 2008 for $10.0 million, and August 10, 2008 for $15.0 million.

                TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at September 30, 2007, see “Off-Balance Sheet

Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

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

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

                At September 30, 2007, TSFG’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of September 30, 2007, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports is accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         Changes in Internal Controls over Financial Reporting

                TSFG assesses the adequacy of its internal control over financial reporting quarterly and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with the quarterly assessment during the quarter ended September 30, 2007 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                 TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stocks underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended September 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2) (in thousands)

July 1, 2007 to July 31, 2007	850,000		$21.93	850,000	$21,930
August 1, 2007 to August 31, 2007	16,092	(1)	21.74	—	100,000
September 1, 2007 to September 30, 2007	489	(1)	23.31	—	100,000

Total	866,581		$21.93	850,000	$100,000

(1)
These shares were canceled in connection with exercise of options, vesting of restricted stock, or distribution from the deferred compensation plan. Pursuant to TSFG’s stock option plans, participants may exercise stock options by surrendering shares of TSFG common stock the participants already own or, in some cases, by surrendering fully vested stock options as payment of the option exercise price. Pursuant to TSFG’s restricted stock plans, participants may tender shares of vested restricted stock as payment for taxes due at the time of vesting. Pursuant to TSFG’s Executive Deferred Compensation Plan, participants may tender shares of stock as payment for taxes due at the time of distribution. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock option, restricted stock, or deferred compensation plan and not pursuant to publicly announced share repurchase programs.

(2)
In December of 2006, TSFG announced a stock repurchase program authorizing TSFG to repurchase up to 4 million shares of its common stock. This authorization replaced TSFG’s existing stock repurchase authorizations. Through July 31, 2007, TSFG had repurchased 3 million shares pursuant to this authorization. In August 2007, the authorization was amended and restated to be an aggregate of $100 million, which expires if unused on or before June 30, 2008. Subsequent to quarter-end, TSFG repurchased an additional 600,000 shares of its common stock in the open market at an average price per share of $19.96. As of the filing of this Form 10Q, there was $88.0 million remaining under the authorization.

                On August 2, 2007, we issued 1,738 shares to eight individuals relating to the earn-out provisions of the prior acquisition of Bowditch Insurance Corporation, an insurance agency acquired by TSFG in 2005. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.

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

Note for non-filed versions of this Form 10-Q

The above exhibits may be found on TSFG’s electronic filing of its September 30, 2007 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: November 8, 2007	/s/ James R. Gordon

James R. Gordon
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
47