Form 10-K
period 2007-12-31
SOUTH FINANCIAL GROUP INC
filed 2008-02-29
CIK 797871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or

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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2007, was approximately $1.6 billion.
The number of shares of the Registrant’s common stock, $1.00 par value, outstanding on February 21, 2008 was 72,599,009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the 2008 Annual Meeting of Shareholders filed with the Securities and Exchange Commission are specifically identified and incorporated by reference into Part II and III.
The Exhibit Index begins on page 120

PART I
Item 1. Business
The Company
     The South Financial Group, Inc. is a South Carolina corporation headquartered in Greenville, South Carolina. “TSFG” refers to The South Financial Group, Inc. and its subsidiaries, except where the context requires otherwise. TSFG is a financial holding company, as defined by the Gramm-Leach-Bliley Act of 1999. TSFG operates principally through Carolina First Bank, a South Carolina-chartered commercial bank, which conducts banking operations in South Carolina and North Carolina (as Carolina First Bank), in Florida (as Mercantile Bank), and on the internet (as Bank CaroLine).
     TSFG’s subsidiaries provide a full range of financial services, including deposits, loans, treasury management, merchant processing, full-service brokerage and investments, business and personal insurance, trust, investment management, and financial planning. At December 31, 2007, TSFG conducted business through 79 branch offices in South Carolina, 66 in Florida, and 27 in North Carolina. At December 31, 2007, TSFG had $13.9 billion in assets, $10.2 billion in loans, $9.8 billion in deposits, $1.6 billion in shareholders’ equity, and $1.1 billion in market capitalization.
     TSFG began its operations in 1986 under the name “Carolina First Corporation” with the de novo opening of its banking subsidiary, Carolina First Bank, in Greenville, South Carolina. Its opening was undertaken, in part, in response to opportunities resulting from the takeovers of several South Carolina-based banks by larger Southeastern regional bank holding companies in the mid-1980s. In the late 1990’s, TSFG perceived a similar opportunity in Florida where banking relationships were in a state of flux due to the acquisition of several larger Florida banks. In 1999, TSFG entered the Florida market with the same view of capitalizing on the environment through strategic acquisitions. Substantial expansion in Florida occurred as a result of three bank acquisitions in 2004 and 2005. TSFG entered North Carolina in 2000 through the acquisition of a bank which had three branch locations in eastern North Carolina, and then expanded its presence there in 2003 via a bank acquisition in western North Carolina.
     TSFG focuses on attractive Southeastern banking markets with long-term growth potential. TSFG has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies and other competitors. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers. Approximately half of TSFG’s total asset growth has come from bank acquisitions completed from 1990 to 2005.
Available Information
     All of TSFG’s electronic filings with the Securities and Exchange Commission (“SEC”), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the “Investor Relations” link. In addition, through the “Corporate Governance” link, TSFG makes available its Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and charters for Board Committees, including the Executive, Audit, Compensation, Nominating and Corporate Governance, and Risk Committees. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.
Subsidiary Bank
     TSFG manages its banking operations by dividing its franchise by the three states and then into banking markets run by market presidents. This structure allows TSFG to operate like a community bank focusing on personal customer service. However, because of the size of the overall organization, TSFG’s subsidiary bank can also offer a full range of sophisticated products and services more typical of larger regional banks.
     Prior to July 1, 2007, TSFG’s Florida banking operations were conducted through a separately-chartered banking subsidiary, Mercantile Bank. However, effective July 1, 2007, Mercantile Bank was merged with and into Carolina First Bank. Subsequent to the merger, the former Mercantile Bank now operates as a division of Carolina First Bank, still under the name “Mercantile Bank.”

     Carolina First Bank, headquartered in Greenville, South Carolina, engages in general banking business in South Carolina and coastal and western North Carolina (as Carolina First Bank), in Florida (as Mercantile Bank) and on the internet (as Bank CaroLine).
     Carolina First Bank currently focuses its South Carolina and North Carolina operations in the following six principal market areas:
•	the Greenville and Anderson metropolitan area (located in the Upstate region of South Carolina);

•	the Hendersonville and Asheville metropolitan area (located in the Western region of North Carolina);

•	the Rock Hill, or greater South Charlotte, metropolitan area (located in the Piedmont region of South Carolina);

•	the Columbia metropolitan area (located in the Midlands region of South Carolina);

•	the Myrtle Beach, Georgetown, and Wilmington metropolitan areas (located in the North Coast of South Carolina and Wilmington, North Carolina ); and

•	the Charleston and Hilton Head metropolitan areas (located in the South Coast of South Carolina).
     TSFG entered Florida in 1999 with two acquisitions in central Florida and a de novo branch in Jacksonville. Since then, TSFG has completed five other Florida acquisitions. Carolina First Bank currently operates (as Mercantile Bank) in six principal Florida market areas:
•	the Jacksonville metropolitan area (located in the North East Florida region);

•	the Gainesville metropolitan area (located in the North Central region);

•	the Marion County area (located in the Mid Florida region);

•	the Orlando metropolitan area (located in the Central Florida region);

•	the Tampa Bay metropolitan area (located in the Tampa Bay region);

•	the Palm Beach County, Miami-Dade County, and Broward County area (located in the South Florida region).
     Because some of our markets are resort areas that are seasonal in nature, most of the businesses in those markets, including financial institutions, are subject to moderate swings in activity between the winter and summer months. Otherwise, Carolina First Bank’s business is not subject to significant seasonal factors.
     Carolina First Bank targets small business, middle market companies, and retail consumers in its market areas. Carolina First Bank provides a full range of commercial and consumer banking services, including deposits and loans; treasury management and merchant processing; full-service brokerage and investments; and wealth management and private banking. In 1999, Carolina First Bank began offering Internet banking services, including bill payment, through Carolina First Bank’s web site and Bank CaroLine, an Internet-only banking product. Carolina First Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).
Non-Bank Subsidiaries
     TSFG has a number of non-bank subsidiaries. The following describes certain of the more significant subsidiaries.
     American Pensions, Inc. In 2003, TSFG acquired American Pensions, Inc. (“API”), which is a retirement plan administrator headquartered in Mount Pleasant, South Carolina. At December 31, 2007, API had 224 retirement plan accounts with approximately $667 million in plan assets.
     Bowditch Insurance Corporation. In 2005, TSFG acquired Bowditch Insurance Corporation and Lossing Insurance Agency, both property and casualty insurance companies operating in northern Florida. Lossing Insurance Agency is operated as a division of Bowditch Insurance Corporation.
     Carolina First Community Development Corporation. In 2003, Carolina First Bank formed a subsidiary, Carolina First Community Development Corporation (“CFCDC”), to underwrite low-income community business loans. CFCDC has been certified by the Department of the Treasury as a qualified Community Development Entity and has received an allocation under the 2007 New Markets Tax Credit Program, a federal program which offers tax incentives in connection with making equity and debt investments in borrowers and projects located in low to moderate income census tracts.
     Koss Olinger. In 2005, TSFG acquired the Koss Olinger group of companies, a financial planning group based in Gainesville, Florida.

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
Employees
     At December 31, 2007, TSFG and its subsidiaries employed 2,474 full-time equivalent employees. TSFG provides a variety of benefit programs including retirement plans and health, life, disability, and other insurance. TSFG also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility. TSFG believes that its relations with employees are good.

Executive Officers of the Registrant (Section 16 Reporting Persons)
     TSFG’s executive officers (reporting persons under Section 16 of the Securities Exchange Act of 1934) are appointed by the Board of Directors and set forth below.

Name	Age	TSFG Offices Currently Held	TSFG Officer Since
Mack I. Whittle, Jr.	59	President and Chief Executive Officer	1986
William P. Crawford, Jr.	45	Executive Vice President – General Counsel and Secretary	2002
J. W. Davis	61	Chairman – Carolina First Bank/North Carolina	2003
James R. Gordon	42	Executive Vice President – Chief Financial Officer	2007
H. Lynn Harton	46	Executive Vice President – Chief Risk and Credit Officer	2007
Christopher T. Holmes	44	Executive Vice President –Retail Banking	2006
Mary A. Jeffrey	57	Executive Vice President – Human Resources	2002
Maurice J. Spagnoletti	53	President – Carolina First Bank/South Carolina	2006
Kendall L. Spencer	55	President – Mercantile Bank Operations	2000
     Mr. Whittle has been President and CEO of TSFG since its organization in 1986. Mr. Whittle became Chairman of TSFG in 2005.
     Mr. Crawford has served as General Counsel of TSFG since April 2002.
     Mr. Davis is Chairman of Carolina First Bank’s North Carolina operations. From 1997 until 2003, Mr. Davis served as President and CEO of MountainBank Financial Corporation, which was acquired by TSFG in October 2003.
     Mr. Gordon joined TSFG on March 15, 2007 as Executive Vice President and Chief Financial Officer. From December 2004 until his appointment with the Company, Mr. Gordon served as a partner in the Jackson, Mississippi office of Horne LLP, a regional accounting and consulting firm. From April 2004 until November 2004, he served as chief accounting officer of National Commerce Financial Corp. (until acquired by SunTrust Banks), a bank holding company headquartered in Memphis, Tennessee. From June 2002 to April 2004, he served as chief risk officer for Union Planters Corporation (until acquired by Regions Financial), a bank holding company headquartered in Memphis, Tennessee.
     Mr. Harton joined TSFG in February 2007. From June 2004 to December 2006, he served as Chief Credit Officer for Regions Financial Corporation, a bank holding company headquartered in Birmingham, AL. From June 2003 to June 2004, he served as Chief Credit Officer for Union Planters Corporation, a bank holding company headquartered in Memphis, Tennessee. From January 1983 to June 2003, he served as in various senior line and credit administration roles for BB&T Corporation, a bank holding company headquartered in Winston Salem, NC.
     Mr. Holmes joined TSFG in 2006 and serves as Executive Vice President in charge of retail banking. From 2005 until joining TSFG in 2006, Mr. Holmes served as the head of certain Tennessee and northern Mississippi banking markets for Trustmark Corporation, financial institution headquartered in Jackson, MS. From 1991 until 2005, Mr. Holmes served in various officer capacities at National Commerce Financial Corp., primarily in the retail banking area. This included the management of retail banking consulting subsidiary and its Wal-Mart banking division, which operated branches placed in Wal-Mart stores.
     Ms. Jeffrey has served as Director of Human Resources for TSFG since 2002.
     Mr. Spagnoletti joined TSFG in May 2006 and serves as President of Carolina First Bank/South Carolina. He also is responsible for TSFG’s mortgage operations. From 2002 until joining TSFG, Mr. Spagnoletti served as President and CEO of Fifth Third Bank’s Indiana bank subsidiary, and from 2000 to 2002, served as Executive Vice President for that subsidiary, responsible for retail, mortgage, consumer, marketing and human resources.
     Mr. Spencer joined the Company in 2000 and has served the Company in various executive capacities, including since 2005 as President of its Florida banking operations. Prior to that, Mr. Spencer was responsible for the retail banking area.

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
Impact of Inflation
          Unlike most industrial companies, the assets and liabilities of financial institutions such as TSFG’s subsidiaries are primarily monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. TSFG strives to manage the effects of interest rate movements through its asset/liability management processes.
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
          The South Financial Group, Inc. TSFG, a financial holding company and bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), is subject to regulation and supervision by the Federal Reserve. Under the BHCA, TSFG’s activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits TSFG from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of any bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA prohibits TSFG from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto, except to the extent permitted by “financial holding companies,” as discussed below.
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
          TSFG, through its banking subsidiary, is also subject to regulation by the South Carolina state banking authorities. TSFG must receive the approval of the state authorities prior to engaging in the acquisitions of banking or nonbanking institutions or assets. It also must file periodic reports with these authorities showing its financial condition and operations, management, and intercompany relationships between TSFG and its subsidiaries.
          Carolina First Bank. Carolina First Bank is an FDIC-insured, state-chartered banking corporation and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC and the South Carolina State Board of Financial Institutions. These statutes, rules, and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of Carolina First Bank. The FDIC has broad authority to prohibit Carolina First Bank from engaging in what it determines to be unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks, and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings. Carolina First Bank is not a member of the Federal Reserve System.
          Carolina First Bank is subject to the requirements of the Community Reinvestment Act (“CRA”). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s efforts in meeting community credit needs are evaluated as part of the examination process pursuant to three assessment factors. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.
          Other Regulations. Interest and certain other charges collected or contracted for by TSFG subsidiaries are subject to state usury laws and certain federal laws concerning interest rates. TSFG’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers. The deposit operations of Carolina First Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic services.
     Dividends
          The holders of TSFG’s common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. As a legal entity separate and distinct from its subsidiaries, TSFG depends on the payment of dividends from its subsidiaries for its revenues. Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered “undercapitalized,” as that term is defined in applicable regulations. South Carolina banking regulations restrict the amount of dividends that the subsidiary bank can pay to TSFG, and may require prior approval before declaration and payment of any excess dividend.
     Capital Adequacy
          TSFG. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “tier 1 capital,” principally consisting of common shareholders’ equity, non-cumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and mandatory redeemable preferred stock, less certain goodwill items. The remainder (tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies, including TSFG, are required to maintain a ratio of at least 4%. At December 31, 2007, TSFG’s capital levels exceeded both the risk-based capital guidelines and the applicable minimum leverage capital ratio.
          Carolina First Bank. Carolina First Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of tier 1 capital to average assets; all other banks, including Carolina First Bank, are required to maintain an absolute minimum leverage ratio of not less than 4%. As of December 31, 2007, Carolina First Bank exceeded each of the applicable regulatory capital requirements.
     Deposit Insurance Assessments
          Substantially all of the deposits of Carolina First Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, Carolina First Bank received a one-time assessment credit of $4.8 million that was applied against premiums until fully utilized in fourth quarter 2007. As a result, Carolina First Bank had no deposit insurance premium expense in 2006 and expensed only $1.2 million in fourth quarter 2007. The assessment rate for the first quarter 2008 is 0.0588% (annualized). The rate is set quarterly and may change during the year. An increase in the assessment rate could have an adverse effect on the Company’s earnings, depending on the amount of the increase. In addition, during 2007 and 2006, TSFG expensed $1.2 million per year in Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.
     Other Safety and Soundness Regulations
          Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon the capitalization of the institutions. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater. A bank is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4%; (B) “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 2007, Carolina First Bank met the definition of well capitalized.
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
          Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its nonbank subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. Such restrictions may limit TSFG’s ability to obtain funds from its bank subsidiary for its cash needs, including funds for acquisitions, interest, and operating expenses. Certain of these restrictions are not applicable to transactions between a bank and a savings association owned by the same bank holding company, provided that every bank and savings association controlled by such bank holding company complies with all applicable capital requirements without relying on goodwill.
          In addition, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.
     Anti-Money Laundering Legislation
          TSFG’s banking subsidiary is subject to the Bank Secrecy Act and its implementing regulations and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require financial institutions such as TSFG to take steps to prevent the use of its banking subsidiary for facilitating the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. TSFG is also required to develop and implement a comprehensive anti-money laundering compliance program. TSFG must also have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.
     Sarbanes-Oxley
          The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, internal controls, executive compensation, and enhanced and timely disclosure of corporate information.   In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by TSFG’s Chief Executive Officer and Chief Financial Officer are obtained.  These certifications attest that TSFG’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or omit material facts necessary to make such reports not misleading.  TSFG has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of key controls over significant processes and accounts, evaluation of the control design effectiveness, and testing of the operating effectiveness of key controls.  See Item 9A “Controls and Procedures” for TSFG’s evaluation of its disclosure controls and procedures and internal control over financial reporting.
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
     Additional Information
          See Item 7, “Critical Accounting Policies and Estimates” and “Recently Adopted/Issued Accounting Pronouncements,” for discussion of certain accounting matters, which is incorporated herein by reference.
Item 1A. Risk Factors
          Our business, operating results and/or the market price of our common stock may be significantly affected by a number of factors, including the following:
          The recent downturn in the residential real estate market has affected our results of operations, and further deterioration could have an adverse affect on collateral values and borrowers’ ability to repay, and consequently our financial condition and results of operations. TSFG makes commercial, real estate and consumer loans predominately in South Carolina, western North Carolina and larger markets in Florida. A large portion of our loans have real estate as a primary or secondary component of collateral. The real estate collateral, which provides an alternate source of repayment in the event of default by the borrower, in some cases, has deteriorated in value during the past year. This deterioration has, to a large extent, been a result of the recent imbalance of supply and demand for residential real estate particularly in Florida and our coastal markets. If we are required to liquidate the collateral during this period of reduced real estate values, our profitability and financial condition could be further adversely affected. As the extent and duration of this downturn is not known, we must estimate, based on current portfolio knowledge and analysis, the amount of our probable losses when recording our allowance for loan losses. This estimate requires substantial judgment on the part of management which may or may not prove valid. TSFG commercial real estate loans comprised 40.7% of total loans at December 31, 2007, compared to 43.0% and 41.7% at December 31, 2006 and 2005, respectively. Also, a decline in home values could lead to higher charge-offs in event of default in both the consumer home equity loan and residential real estate loan portfolios. (See Tables 2, 3, and 4 under “Balance Sheet Review” for additional information on loan portfolio concentrations.)
          Our loans are predominately focused in three states and adverse economic conditions in those states, in particular, could have a negative impact on our financial condition and results of operations. Because of the concentration of loans in the same geographical region, adverse economic conditions in these areas could cause higher rates of loss and delinquency on our loans than if the loans were more geographically diversified. Our decisions regarding credit risk could be inaccurate, and our allowance for loan losses may be inadequate, which could materially and adversely affect our financial condition. Also, a key marketing strategy targets the needs of owner-operated businesses with credit needs of under $5 million. These owner-operated businesses represent a major sector of regional economies. If these regional economic conditions deteriorate, our results of operations and financial condition may be affected.
          TSFG’s earnings are exposed to risks associated with movements in market interest rates.  Market interest rate movements could adversely impact earnings, depending on TSFG’s interest rate risk mismatches at that time.  In particular, rising interest rates would adversely impact earnings in the event that our liabilities reprice faster than assets, whereas falling interest rates would adversely impact earnings in the event our assets reprice faster than liabilities. If TSFG has a “mismatch” between the duration of its assets and the duration of its liabilities, and interest rates move as described in the previous sentence, its net interest income would be negatively affected.
          TSFG and its subsidiaries are extensively regulated and non-compliance with the USA Patriot and Bank Secrecy Acts may result in fines or sanctions that may adversely affect results of operations.  The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. In recent years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although TSFG has developed policies and procedures designed to ensure compliance, regulators may take enforcement action against TSFG in the event of noncompliance.
          TSFG is required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the effectiveness of derivatives and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, share-based compensation, and accounting for acquisitions, including the fair value determinations and the analysis of goodwill impairment. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in a material changes to our reports of financial condition and results of operations.
          TSFG’s controls and procedures may fail or be circumvented or outside parties may perpetrate a fraud, resulting in an adverse effect on the Company’s results of operations and financial condition. TSFG can incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or the Company’s system of internal controls. Management regularly reviews and updates its internal controls and procedures. However, any system of controls, no matter how well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.
          An interruption or breach in security with respect to TSFG’s information systems, as well as information systems of TSFG’s outsourced service providers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.
          Inability to achieve customer deposit growth could adversely impact profitability and liquidity. Because of a traditional focus on commercial lending, customer deposit funding has been low relative to peers, causing TSFG to utilize wholesale funding to a greater degree than some other peers.  Customer deposits typically provide cost advantages versus wholesale funding – generally to a greater degree in a higher interest rate environment. Accordingly, any future inability to achieve customer deposit growth and diversify funding sources could adversely impact earnings and, in the event of limited access to attractive wholesale funding markets, could hamper our ability to support attractive lending opportunities.
          Our stock price can be volatile in response to a number of factors. These factors include: variations in our quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; performance of other companies that investors deem comparable to TSFG; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, industry factors, and general economic and political conditions and events could also cause our stock price to decrease regardless of our operating results.
          Hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business. We operate and make loans in hurricane-prone areas. Hurricanes destroy collateral and the service businesses that support the area, and may affect the demand for houses and services in hurricane-prone areas. Our results could be adversely affected if we suffered higher than expected losses on our loans due to weather events.
          TSFG has experienced significant growth through acquisitions and anticipates engaging in selected acquisitions in the future. There are risks associated with acquisitions. These risks include incorrectly assessing the asset quality of a particular institution being acquired, encountering greater than anticipated costs of incorporating acquired businesses into TSFG, and loss of key personnel and customers. Additionally, the valuation of any goodwill and other intangible assets associated with past acquisitions must be evaluated on an ongoing basis for impairment. This valuation requires substantial judgment which may or may not prove valid. Furthermore, we can give no assurance about the extent that TSFG can continue to grow through acquisitions. In the future, TSFG may issue capital stock in connection with additional acquisitions. These acquisitions and related issuances of stock may have a dilutive effect on earnings per share and ownership. TSFG does not currently have any definitive understandings or agreements for any acquisitions material to TSFG.
Item 1B. Unresolved Staff Comments
          Not applicable.
Item 2. Properties
          TSFG’s principal executive offices are located at 102 South Main Street, Greenville, South Carolina. TSFG leases approximately 111,000 square feet of this location, which also houses Carolina First Bank’s Greenville main office branch. The majority of TSFG’s administrative functions presently reside at this location. TSFG owns a 130,000 square foot building in Lexington, South Carolina which houses the technology and operations departments. TSFG leases the land for the technology building under a 30 year lease. In addition, TSFG leases non-banking office space in 28 locations in South Carolina, North Carolina, and Florida.
          At December 31, 2007, TSFG operated 172 branch offices, including 79 in South Carolina, 66 in Florida, and 27 in North Carolina. Of these locations, TSFG or one of its subsidiaries owns 97 locations, which includes 15 locations with land leases, and leases 75 locations. In addition, TSFG or one of its subsidiaries owns 6 stand-alone ATM locations, including five locations with land leases, and leases 19 locations.
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
Item 4. Submission of Matters to a Vote of Shareholders
          No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2007.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for Common Stock and Related Matters
          TSFG’s common stock trades on The NASDAQ Global Select Market under the symbol TSFG. At February 21, 2008, TSFG had 8,089 shareholders of record and 72,599,009 shares outstanding. See Item 7, “Capital Resources and Dividends” and Item 8, Notes 21 and 23 to the Consolidated Financial Statements for a discussion of capital stock and dividends, which information is incorporated herein by reference.

	Three Months Ended
	December 31	September 30	June 30	March 31
2007
Common stock price:
High	$24.04	$24.79	$24.81	$27.47
Low	15.29	20.47	22.23	24.57
Close	15.63	22.74	22.64	24.72
Cash dividend declared	0.19	0.18	0.18	0.18
Volume traded	50,923,185	42,171,530	38,917,664	22,510,110

	Three Months Ended
	December 31	September 30	June 30	March 31
2006
Common stock price:
High	$27.03	$27.49	$28.41	$27.99
Low	25.45	25.30	24.96	24.60
Close	26.59	26.03	26.41	26.15
Cash dividend declared	0.18	0.17	0.17	0.17
Volume traded	13,172,752	11,278,889	21,702,895	23,508,239
Unregistered Sales of Securities
          On October 29, 2007, TSFG issued 1,893 shares of common stock to one individual relating to the earn-out provisions of the prior acquisition of Allied Assurance of South Carolina, Inc., an insurance agency based in Columbia, South Carolina. The issuance of securities to this individual was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
          On August 2, 2007, we issued 1,738 shares to eight individuals relating to the earn-out provisions of the prior acquisition of Bowditch Insurance Corporation, an insurance agency acquired by TSFG in 2005. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.
          On April 26, 2007, we issued 2,671 shares to the former shareholder of Summit Title, LLC, a title insurance agency acquired by TSFG in 2004. These shares were issued in connection with earn-out provisions in the acquisition documents. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.
Equity Compensation Plan Data
          See Equity Compensation Plan Data in the Registrants’ Proxy Statement relating to the 2008 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

					Approximate
				Total	Dollar Value of
				Number of	Shares that
				Shares Purchased	May Yet Be
	Total		Average	as Part	Purchased
	Number		Price	of Publicly	Under Plans or
	of Shares		Paid per	Announced Plans	Programs(2)
Period	Purchased		Share	or Programs	(in thousands)
October 1, 2007 to October 31, 2007	297,486	(1)	$20.47	297,300	$93,916
November 1, 2007 to November 30, 2007	302,700		19.46	302,700	88,024
December 1, 2007 to December 31, 2007	2,647	(1)	15.63	—	88,024

Total	602,833		$19.94	600,000	$88,024

(1)
Includes 186 shares in October and 2,647 shares in December canceled in connection with exercise of options, vesting of restricted stock, or distribution from the deferred compensation plan. Pursuant to TSFG’s stock option plans, participants may exercise stock options by surrendering shares of TSFG common stock the participants already own or, in some cases, by surrendering fully vested stock options as payment of the option exercise price. Pursuant to TSFG’s restricted stock plans, participants may tender shares of vested restricted stock as payment for taxes due at the time of vesting. Pursuant to TSFG’s Executive Deferred Compensation Plan, participants may tender shares of stock as payment for taxes due at the time of distribution. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock option, restricted stock, or deferred compensation plan and not pursuant to publicly announced share repurchase programs.

(2)
In August 2007, the Board of Directors amended and restated TSFG’s existing stock repurchase authorization to be an aggregate of $100.0 million, which expires if unused on or before June 30, 2008. During fourth quarter 2007, TSFG repurchased 600,000 shares of its common stock pursuant to this authorization, leaving $88.0 million under the authorization.

Total Shareholder Return
          The following graph sets forth the performance of TSFG’s common stock for the five year period ended December 31, 2007 as compared to the S&P 500 Index and the SNL Mid Cap Bank Index.  The graph assumes $100 originally invested on December 31, 2002 and that all subsequent dividends were reinvested in additional shares.  The performance graph represents past performance and should not be considered to be an indication of future performance.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
The South Financial Group	$100	$138	$165	$143	$141	$86
SNL Mid Cap Bank Index	100	134	163	152	162	129
S&P 500	100	129	143	150	173	183

Item 6. Selected Financial Data
          See Item 8, Consolidated Financial Statements and the accompanying notes for factors including but not limited to business combinations and accounting changes that affect the comparability of the information presented.
SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(dollars and shares (except per share data) in thousands)

							Five-Year
	Years Ended December 31,						Compound
	2007	2006	2005	2004	2003	2002	Growth Rate
Earnings Summary
Net interest income	$382,781	$401,371	$409,056	$335,841	$250,890	$210,143	12.7%
Noninterest income	113,311	117,905	43,850	115,243	92,841	68,331	10.6

Total revenue	496,092	519,276	452,906	451,084	343,731	278,474	12.2

Provision for credit losses	68,568	32,789	40,592	34,987	20,581	22,266	25.2
Noninterest expenses	320,848	325,939	316,693	240,610	199,272	156,608	15.4
Income from continuing operations	73,276	112,866	70,217	119,998	83,583	65,239	2.4
Net income	73,276	112,866	69,821	119,508	83,583	63,833	2.8
Per Common Share
Basic:
Income from continuing operations	$1.00	$1.51	$0.96	$1.86	$1.70	$1.56	(8.5)%
Net income	1.00	1.51	0.95	1.85	1.70	1.53	(8.2)
Diluted:
Income from continuing operations	$0.99	1.49	0.94	1.81	1.66	1.53	(8.3)
Net income	0.99	1.49	0.94	1.80	1.66	1.49	(7.9)
Average common shares outstanding:
Basic	73,618	74,940	73,307	64,592	49,204	41,715	12.0
Diluted	74,085	75,543	74,595	66,235	50,328	42,715	11.6
Cash dividends declared	$0.73	$0.69	$0.65	$0.61	$0.57	$0.50	7.9
Book value (December 31)	21.40	20.73	19.90	19.56	16.46	13.76	9.2
Market price (December 31)	15.63	26.59	27.54	32.53	27.75	20.66	(5.4)
Balance Sheet Data (Year End)
Loans held for investment	$10,213,420	$9,701,867	$9,439,395	$8,107,757	$5,732,205	$4,434,011	18.2%
Allowance for credit losses	128,695	112,688	109,350	96,918	73,287	70,275	12.9
Securities	2,025,903	2,795,764	3,159,617	4,310,088	4,007,571	2,572,186	(4.7)
Intangible assets	678,182	685,568	691,758	611,450	353,079	242,182	22.9
Total assets	13,877,584	14,210,516	14,319,285	13,798,689	10,724,715	7,939,960	11.8
Customer funding (1)	8,178,471	8,392,597	8,201,571	6,827,268	5,547,466	4,260,192	13.9
Deposits	9,788,568	9,516,740	9,234,437	7,670,944	6,032,238	4,585,927	16.4
Long-term debt	698,340	1,130,475	1,922,151	2,972,270	2,711,699	1,221,511	(10.6)
Shareholders’ equity	1,550,308	1,562,032	1,486,907	1,393,460	972,299	651,683	18.9
Balance Sheet Data (Averages)
Loans	$10,013,387	$9,621,846	$8,883,837	$6,927,336	$4,915,437	$4,008,094	20.1%
Securities (excludes unrealized gains, losses on available for sale securities)	2,525,317	3,043,385	4,388,351	4,158,202	3,471,324	1,850,798	6.4
Total earning assets	12,545,223	12,692,872	13,307,956	11,101,951	8,425,590	5,924,077	16.2
Total assets	14,044,565	14,202,649	14,752,973	12,208,069	9,261,657	6,496,692	16.7
Customer funding (1)	8,216,762	8,077,605	7,606,071	6,167,731	4,788,040	3,666,123	17.5
Deposits	9,805,367	9,129,011	8,631,714	6,899,366	5,144,412	3,852,776	20.5
Shareholders’ equity	1,543,552	1,506,195	1,463,125	1,164,004	709,791	499,579	25.3
Performance Ratios
Return on average assets	0.52%	0.79%	0.47%	0.98%	0.90%	0.98%
Return on average equity	4.75	7.49	4.77	10.27	11.78	12.78
Net interest margin (tax-equivalent)	3.10	3.22	3.12	3.06	3.01	3.59
Tangible equity to tangible assets	6.61	6.48	5.83	5.93	5.97	5.32
Dividend payout ratio	73.74	46.31	69.15	33.89	34.34	33.56
Credit Quality
Nonperforming assets	$89,907	$41,509	$43,977	$55,976	$60,774	$74,186	3.9%
Nonperforming assets as a % of loans held for investment and foreclosed property	0.88%	0.43%	0.47%	0.69%	1.06%	1.67%
Net charge-offs to average loans held for investment	0.53	0.28	0.36	0.46	0.62	0.49
Allowance for credit losses as a % of loans held for investment	1.26	1.16	1.16	1.20	1.28	1.58
Operations Data
Branch offices	172	167	172	154	134	117	8.0%
Employees (full-time equivalent)	2,474	2,618	2,607	2,308	1,918	1,700	7.8

(1)	Customer funding is total deposits less brokered deposits plus customer sweep accounts.

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

•
loan growth, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition and loans in the Penland Development in western North Carolina);

•	continued deterioration in the overall credit environment;

•	level, composition, and repricing characteristics of the securities portfolio;

•	deposit growth, change in the mix or type of deposit products and cost of deposits;

•	availability of wholesale funding;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	continued availability of senior management;

•	technological changes;

•	ability to increase market share;

•	income and expense projections, ability to control expenses, and expense reduction initiatives;

•	changes in the compensation, benefit, and incentive plans, including compensation accruals;

•	risks associated with income taxes, including the potential for adverse adjustments;

•
acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;

•	valuation of goodwill and intangibles and related impairment;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;

•	changes in management’s assessment of and strategies for lines of business, asset, and deposit categories;

•	changes in accounting policies and practices;

•	changes in the evaluation of the effectiveness of our hedging strategies;

•	changes in regulatory actions, including the potential for adverse adjustments;

•	changes, costs, and effects of litigation, and environmental remediation; and

•	recently-enacted or proposed legislation.
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
Non-GAAP Financial Information
          This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that these presentations of tax-equivalent net interest income aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. In addition, TSFG presents certain tax-equivalent net interest income and margin comparisons including the net cash settlements on certain interest rate swaps for 2005 to use data more comparable to current year presentations in order to better highlight trends. In discussing its deposits, TSFG presents information summarizing its funding generated by customers using the following definitions: “customer deposits,” which are defined by TSFG as total deposits less brokered deposits, and “customer funding,” which is defined by TSFG as total deposits less brokered deposits plus customer sweep accounts. TSFG also discusses its funding generated from non-customer sources using the following definition: “wholesale borrowings” which are defined by TSFG as short-term and long-term borrowings less customer sweep accounts plus brokered deposits. In addition, TSFG provides data eliminating intangibles in order to present data on a “tangible” basis. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. Management compensates for these limitations by providing detailed reconciliations between GAAP and operating measures. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.
Overview
          The South Financial Group is a financial holding company, headquartered in Greenville, South Carolina, with $13.9 billion in total assets and 172 branch offices in South Carolina, Florida, and North Carolina at December 31, 2007. Founded in 1986, TSFG focuses on attractive Southeastern banking markets with long-term growth potential. TSFG operates Carolina First Bank, which conducts banking operations in South Carolina and North Carolina (as Carolina First Bank), in Florida (as Mercantile Bank), and on the Internet (as Bank CaroLine). At December 31, 2007, approximately 47% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 38% were in Florida, and 15% were in North Carolina.
          Prior to July 1, 2007, TSFG’s Florida banking operations were conducted through a separate banking subsidiary, Mercantile Bank. However, effective July 1, 2007, Mercantile Bank was merged with and into Carolina First Bank. Subsequent to the merger, the former Mercantile Bank operates as a division of Carolina First Bank, still under the name “Mercantile Bank.”

          TSFG uses a super-community bank strategy, serving the needs of small business, middle market companies, and retail consumers. As a super-community bank, TSFG strives to combine personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.
          TSFG reported net income of $73.3 million, or $0.99 per diluted share, for 2007, compared with $112.9 million or $1.49 per diluted share for 2006. The decline in net income was principally from a higher provision for credit losses, including $18.4 million related to a well-publicized western North Carolina real estate development which was alleged by the North Carolina attorney general to involve fraud (“Penland Development Loans”) and lower net interest income. Average diluted shares outstanding decreased 1.9% to 74.1 million shares, principally as a result of TSFG’s repurchase of 3.6 million shares during 2007, partially offset by shares issued pursuant to the exercise of stock options.
          TSFG continues to focus on improving its balance sheet mix by increasing the relative level and mix of customer assets and liabilities. On the asset side, average loans as a percentage of average earning assets increased to 79.8% for 2007 from 75.8% for 2006. On the funding side, average customer funding (which includes deposits less brokered deposits plus customer sweep accounts) as a percentage of average total funding increased to 67.0% for 2007, up from 64.8% for 2006.
          Using period-end balances, TSFG’s loans held for investment at December 31, 2007 increased 5.3% from a year ago, and total deposits, including brokered deposits, grew 2.9%. Customer funding (deposits less brokered deposits plus customer sweep accounts) decreased 2.6% since December 31, 2006.
          Tax-equivalent net interest income was $389.0 million for 2007, a $19.2 million decrease from $408.3 million in 2006. The net interest margin decreased to 3.10% in 2007 from 3.22% for 2006. This margin compression reflects competitive deposit pricing, an unfavorable mix shift to higher-cost deposit categories, higher wholesale borrowing costs, and actions by management to reduce interest rate risk and optionality in the balance sheet.
          Noninterest income totaled $113.3 million for 2007, compared to $117.9 million for 2006. The decrease in noninterest income was largely attributable to a $4.6 million net loss on securities (versus a $4.0 million net gain for the prior year). In addition, the change in noninterest income included a $4.3 million negative swing from the gain/loss associated with derivative activities and a $2.5 million decline from a 2006 gain on the sale of a branch. These items were partially offset by a $5.1 million increase from the 2006 loss on indirect auto loans and a $1.7 million increase in bank-owned life insurance income from insurance proceeds received in second quarter 2007. Mortgage banking income for 2007 declined $2.1 million compared with 2006 as mortgage banking origination volumes slowed in response to current market conditions. TSFG’s wealth management income, merchant processing income (net), and customer fee income for 2007 increased over the prior year amounts.
          Noninterest expenses for 2007 totaled $320.8 million, compared to $325.9 million for 2006, a decrease of 1.6%, as TSFG continued to make progress managing and controlling noninterest expenses. Salaries, wages and employee benefits (excluding contract buyouts and severance), which account for 54.3% of total noninterest expenses for 2007, increased 2.2% to $174.2 million, partly due to higher salaries attributable to annual salary increases and higher insurance expense. Occupancy and furniture and equipment expense increased 6.5% in 2007 due primarily to increased rent expense for new and expanded branch locations. Declines in professional fees and most other categories of expense more than offset these increases.
          At December 31, 2007, nonperforming assets as a percentage of loans held for investment and foreclosed property increased to 0.88% from 0.43% at December 31, 2006. Net loan charge-offs as a percentage of average loans held for investment totaled 0.53% for 2007, compared to 0.28% for 2006. For 2007, net loan charge-offs included 0.19% for the Penland Development Loans. TSFG’s provision for credit losses increased to $68.6 million for 2007 from $32.8 million for 2006, primarily due to continuing weakness in real estate markets as well as downgrades in TSFG’s internal ratings of credits impacted by this weakness. The provision for credit losses in 2007 also included $18.4 million related to the Penland Development Loans.
          TSFG’s tangible equity to tangible asset ratio increased to 6.61% at December 31, 2007 from 6.48% at December 31, 2006, primarily due to the continued run-off of securities (which has contributed to lower tangible assets), as well as lower unrealized losses in the remaining securities portfolio.
          Strategic Plan. Earlier in 2007, TSFG with the assistance of First Manhattan Consulting Group, began a strategic evaluation of each of its business lines to improve its overall profitability. This process focused on developing tactical plans for each of its business lines. As the process evolved, the opportunity to improve deposit levels, mix, and costs became the central point of focus relative to the Company’s overall profitability. This resulted in the development of key initiatives to improve funding and thereby lower our funding costs, which include: (i) an increased focus on retail deposit activities, (ii) leveraging the commercial base to grow deposits, and (iii) the expansion of private banking efforts to support deposit growth. The funding initiatives are in addition to the following initiatives to: (i) maintain balanced loan growth with asset quality and profitability, (ii) maintain credit quality longer-term, (iii) increase noninterest income through growth in deposits and expansion of private banking to increase wealth management revenues, (iv) manage operating noninterest expenses and improve efficiency, and (v) actively manage capital levels and mix.
Critical Accounting Policies and Estimates
          TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of judgmental estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the effectiveness of derivatives and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities, share-based compensation, and accounting for acquisitions, including the fair value determinations and the analysis of goodwill impairment. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and other employee benefit agreements. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. TSFG has procedures and processes in place to facilitate making these judgments.
     Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
          The allowance for loan losses (“Allowance”) represents management’s estimate of probable incurred losses in the lending portfolio. See “Balance Sheet Review – Allowance for Loan Losses” for additional discussion, including the methodology for analyzing the adequacy of the Allowance. This methodology relies upon management’s judgment in segregating the portfolio into risk-similar segments, computing specific allocations for impaired loans, and setting the amounts within the probable loss range (from 95% to 105% of the adjusted historical loss ratio). Management’s judgments evolve from an assessment of various issues, including but not limited to the pace of loan growth, collateral values, borrower’s ability and willingness to repay, emerging portfolio concentrations, risk management system changes, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions.
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
     Fair Value of Certain Financial Instruments
          Fair value is defined as the amount at which a financial instrument could be liquidated in a transaction between willing, unrelated parties in a normal business transaction. Fair value is based on quoted market prices for the same or similar instruments, adjusted for any differences in terms. If market prices are not readily available, then the fair value is estimated. For example, when TSFG has an investment in a privately held company, TSFG’s management evaluates the fair value of these investments based on the entity’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. Modeling techniques, such as discounted cash flow analyses, which use assumptions for interest rates, credit losses, prepayments, and discount rates, are also used to estimate fair value if market prices are not readily available.
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
          The fair values of TSFG’s investments in privately held limited partnerships, corporations and LLCs are not readily available. These investments are accounted for using either the cost or the equity method of accounting. The accounting treatment depends upon TSFG’s percentage ownership and degree of management influence. TSFG’s management evaluates its investments in limited partnerships and LLCs quarterly for impairment based on the investee’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. There are inherent risks associated with TSFG’s investments in privately held limited partnerships, corporations and LLCs, which may result in income statement volatility in future periods.
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
          Effective January 1, 2008, TSFG adopted SFAS No. 157 (“SFAS 157”), “Fair Value Measurements” for its financial assets and liabilities and SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities” with no significant impact on its Consolidated Financial Statements. These standards define fair value, establish guidelines for measuring fair value, and allow an irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.
     Income Taxes
          Management uses certain assumptions and estimates in determining income taxes payable or refundable, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations.

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
          TSFG adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. Under FIN 48, TSFG will only include the current and deferred tax impact of its tax positions in the financial statements when it is more likely than not (likelihood of greater than 50%) that such positions will be sustained by taxing authorities, with full knowledge of relevant information, based on the technical merits of the tax position. While TSFG supports its tax positions by unambiguous tax law, prior experience with the taxing authority, and analysis that considers all relevant facts, circumstances and regulations, management must still rely on assumptions and estimates to determine the overall likelihood of success and proper quantification of a given tax position.
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
          The valuations as of June 30, 2007 indicated that no impairment charges were required as of that test date. During fourth quarter 2007, TSFG’s common stock price declined such that it traded below book value for much of the quarter. The duration of the decline in stock price prompted TSFG to perform an interim evaluation of goodwill impairment as of December 31, 2007 for a substantial portion of the balance. This interim evaluation indicated that no impairment charge was required as of

December 31, 2007, and there have been no events or circumstances since that date indicating impairment. However, TSFG will continue to evaluate the balance for impairment as conditions change, including the trading price of its stock.
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
Expanded Corporate Facilities
          During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations, including legal, human resources, accounting, finance, certain loan operations, credit, treasury, internal audit, risk management, and other support and administrative functions. The initial phase of the plans included the purchase of approximately 68 acres of land in Greenville County, South Carolina, for an aggregate investment of $10.4 million in early 2006. While the Company has flexibility in its plans, it expects to make additional investments of approximately $90 million between now and 2011, with the first phase being completed and occupied during the first half of 2009. The Company believes assimilating the workforce for these functions at one location will provide certain efficiencies through greater interaction and communication as well as an increased ability to attract and retain employees.
          In connection with this project, the applicable state, county, and city governments and other sources will provide the Company’s banking subsidiary certain tax and economic incentives based on, among other things, an investment of approximately $100 million and the creation of new positions at the campus. The current estimated incentives arising from the minimum investment of $100 million have a value up to $56.5 million ($26.4 million on a present value basis). In addition, the Company could receive additional incentives up to $12.8 million ($8.5 million on a present value basis) if minimum job creation requirements of 600 new positions at the campus by December 31, 2011 are attained.  The requisite new positions must be in addition to the approximately 325 current Greenville-based positions that will be relocated from existing leased facilities to the campus beginning in early 2009.
          The new positions to be located at the campus will be derived from (i) the management and consolidation of existing positions, including relocating some functions currently located outside of South Carolina; (ii) growth and expansion of current and future business lines; and (iii) future acquisitions (if any).
          Prior to 2009, TSFG does not expect to recognize any significant expenses associated with the project due to the capitalization of costs during the construction period. However, upon completion of certain infrastructure elements (roads, sidewalks, etc.), the Company will contribute its net investment in those improvements to the City of Greenville in 2008 or early 2009 (currently estimated at $3 million to $5 million, net of certain economic grants). Additionally, the Company currently estimates it may incur one-time charges totaling $3 million to $5 million after-tax related to lease terminations and impairment of leasehold improvements.
          Assuming a significant portion of the incentives are earned, TSFG does not currently expect the incremental occupancy costs to be significant in future periods. Although not finalized, the Company is also pursuing other incentives as well as managing the overall timing of the additional investments through 2011.
          During 2007, TSFG started construction on these facilities. Through December 31, 2007, TSFG had invested approximately $25 million in the project and had entered into additional contractual commitments of approximately $29 million.
Acquisitions and Sales
          The following table summarizes TSFG’s significant acquisitions completed during the past three years. All of the transactions were accounted for using the purchase method of accounting. TSFG’s Consolidated Financial Statements include the results of the acquired company’s operations since the acquisition date.

Table 1
Summary of Completed Acquisitions
(dollars in thousands)

					Purchase		Identifiable
	Acquisition	Total	Shares		Price Paid		Intangible
	Date	Assets(1)	Issued		in Cash		Assets(2)	Goodwill(2)
Bank Acquisitions
Pointe Bank
Boca Raton, Florida	05/06/05	$432,550	2,193,941		$24,495		$6,689	$64,590

Insurance Agency/Other Acquisitions
Lossing Insurance Agency
Ocala, Florida	11/01/05	476	—		5,646	(3)	2,184	4,368
Bowditch Insurance Corporation
Jacksonville, Florida	06/06/05	713	89,077	(4)	2,081	(4)	2,276	3,327
Koss Olinger
Gainesville, Florida	04/04/05	287	56,398	(5)	4,718		1,742	4,956

(1)	Book value at the acquisition date.

(2)	Carrying amount (identifiable intangible assets are not reported net of accumulated amortization) at December 31, 2007.

(3)
TSFG agreed to issue annual cash earn-outs for each of September 30, 2006, 2007, 2008 and 2009, based on targeted earnings achievement. For each of 2007 and 2006, earn-outs totaled $321,000. The earn-outs would have a maximum total value of $1.3 million.

(4)
TSFG agreed to issue annual earn-out shares/cash for each of May 31, 2006, 2007, 2008 and 2009, based on targeted earnings achievement. In 2007, earn-outs totaled 1,738 shares and $41,000 cash. The earn-outs would have a maximum total value of approximately $1.9 million.

(5)
TSFG agreed to issue earn-out shares on May 17, 2010 based on earnings achievement. The base earn-out shares would have a total value of $3 million for achievement of the minimum performance target, with potential additional earn-out shares based on achievement of higher performance levels.

          For additional information regarding TSFG’s acquisitions, please see Item 8, Note 4 to the Consolidated Financial Statements. TSFG had no pending acquisitions as of December 31, 2007.
     Sales
          In September 2006, Carolina First Bank completed the sale of its branch office in Mullins, South Carolina. In connection with the sale of this branch, TSFG recorded a gain of $2.5 million and transferred deposits of $27.9 million and loans of $2.6 million to the purchaser.
Balance Sheet Review
     Loans
          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At December 31, 2007, outstanding loans totaled $10.2 billion, which equaled 105% of total deposits (125% of customer funding) and 74% of total assets. Loans held for investment increased $511.6 million, or 5.3%, to $10.2 billion at December 31, 2007 from $9.7 billion at December 31, 2006. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida. At December 31, 2007, approximately 7% of the portfolio was unsecured.
          As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.
          TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale decreased $10.7 million to $17.9 million at December 31, 2007 from $28.6 million at December 31, 2006, primarily related to lower mortgage loan volume and timing of mortgage loan sales.
          Table 2 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan. Table 3 provides a more meaningful stratification of the loan portfolio by loan purpose, consistent with internal management of the portfolio. This presentation differs from that in Table 2, which stratifies the portfolio by collateral type and borrower type, consistent with external regulatory reporting.
Table 2
Loan Portfolio Composition Based on Collateral/Borrower Type
(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$2,309,294	$2,152,375	$1,936,963	$1,584,198	$1,358,409
Real estate — construction (1)	1,763,365	1,630,366	1,497,605	1,007,061	619,124
Real estate — residential mortgages (1-4 family)	1,390,729	1,416,005	1,493,317	1,278,310	940,744
Commercial secured by real estate (1)	3,946,440	3,727,316	3,441,576	3,109,242	2,146,650
Consumer	803,592	775,805	1,069,934	1,128,946	667,278

Loans held for investment	$10,213,420	$9,701,867	$9,439,395	$8,107,757	$5,732,205

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

Table 3
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Commercial Loans
Commercial and industrial	$2,759,492	$2,491,210	$2,258,789	$2,049,160	$1,593,346
Owner — occupied real estate (1)(2)	1,070,376	830,179	801,953	825,582	634,604
Commercial real estate (2)	4,158,384	4,171,631	3,933,927	3,246,729	2,071,242

	7,988,252	7,493,020	6,994,669	6,121,471	4,299,192

Consumer Loans (3)
Indirect — sales finance	699,014	660,401	916,318	790,372	591,807
Consumer lot loans	311,386	357,325	310,532	103,473	42,039
Direct retail	94,228	98,181	107,295	111,516	91,532
Home equity	548,928	512,881	553,194	524,909	379,288

	1,653,556	1,628,788	1,887,339	1,530,270	1,104,666

Mortgage Loans (3)	571,612	580,059	557,387	456,016	328,347

Total loans held for investment	$10,213,420	$9,701,867	$9,439,395	$8,107,757	$5,732,205

Percentage of Loans Held for Investment
Commercial and industrial	27.0%	25.7%	23.9%	25.3%	27.8%
Owner — occupied real estate (1)	10.5	8.6	8.5	10.2	11.1
Commercial real estate	40.7	43.0	41.7	40.0	36.1
Consumer	16.2	16.7	20.0	18.9	19.3
Mortgage	5.6	6.0	5.9	5.6	5.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	In Table 2, these loans are included in the “Real estate-construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

(2)
During 2007, TSFG reclassified certain loan balances from owner-occupied real estate to commercial real estate. Amounts for prior periods (specifically, $80.1 million for 2006) have been reclassified to conform to the current presentation.

(3)
During 2007, TSFG reclassified certain loan balances from mortgage loans to consumer loans. Amounts for prior periods (including $146.5 million for 2006, $46.8 million for 2005, $91,000 for 2004, and $115,000 for 2003) have been reclassified to conform to the current presentation.

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
          Commercial real estate loans are loans to finance real properties that are acquired, developed, or constructed for sale or lease to parties unrelated to the borrower. Included are loans to acquire land for development, land development loans, and construction loans. A significant portion of the portfolio consists of completed income property loans, which would include projects in a cash flow stabilization period and stabilized projects financed on an amortizing basis. Generally, commercial real estate loans are booked in accordance with standard industry loan-to-value guidelines, depending on the specific property type, as follows: undeveloped land at 65%, acquisition and development at 75%, and completed income property at 80%. Actual loans may vary from these stated objectives depending on specific loan factors, with variances mostly around completed income properties being dependent on amortization terms, quality of tenants, and type of property. The appraisals for these loans are ordered and reviewed by an independent group in credit administration.
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
          Home equity loans are loans to homeowners, secured by junior mortgages on their primary residences, to finance personal, family, or household needs. These loans may be in the form of amortizing loans or lines of credit with terms up to 15 years. TSFG’s home equity portfolio consists of loans to direct customers, with no brokered loans.
          Mortgage loans are loans to individuals, secured by first or second mortgages on single-family residences, generally to finance the acquisition or construction of those residences. TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans, based on predetermined criteria, in its held for investment portfolio as part of its overall balance sheet management strategy. TSFG’s mortgage portfolio is bank-customer related, with minimal brokered loans or subprime exposure.
          The portfolio’s largest concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. We attempt to manage the risk attributable to the concentration in commercial real estate loans by focusing our lending on markets with which we are familiar and on borrowers who have proven track records whom we believe possess the financial means to weather adverse market conditions.
          Also, management believes that diversification by geography, property type, and borrower partially diversifies the risk of loss in its commercial real estate loan portfolio. Table 4 sorts the commercial real estate portfolio by geography and property type.

Table 4
Commercial Real Estate Loans
(dollars in thousands)

	December 31, 2007		December 31, 2006
		% of		% of
	Balance	Total	Balance	Total CRE
Commercial Real Estate Loans by Geographic Diversification (1)
Western North Carolina (Hendersonville/Asheville)	$868,226	20.9%	$913,742	21.9%
Tampa Bay Florida	565,917	13.6	562,905	13.5
Upstate South Carolina (Greenville)	400,936	9.6	338,576	8.1
Northeast Florida (Jacksonville)	327,877	7.9	354,372	8.5
North Central Florida	301,485	7.3	313,009	7.5
Midlands South Carolina (Columbia)	300,414	7.2	381,810	9.2
North Coastal South Carolina (Myrtle Beach)	297,075	7.2	274,548	6.6
South Florida (Ft. Lauderdale)	283,937	6.8	263,807	6.3
Central Florida (Orlando)	278,416	6.7	279,922	6.7
South Coastal South Carolina (Charleston)	231,881	5.6	233,834	5.6
Marion County, Florida (Ocala)	168,054	4.0	147,098	3.5
Greater South Charlotte South Carolina (Rock Hill)	134,166	3.2	108,008	2.6

Total commercial real estate loans	$4,158,384	100.0%	$4,171,631	100.0%

		% of Total		% of Total
	Balance	Loans HFI	Balance	Loans HFI
Commercial Real Estate Loans by Product Type
Completed income property	$2,000,010	19.6%	$1,961,961	20.2%
Residential acquisition and development	666,999	6.5	725,248	7.5
Commercial acquisition and development	525,933	5.1	551,570	5.7
Commercial construction	471,772	4.6	412,014	4.2
Residential construction	262,224	2.6	266,779	2.8
Undeveloped land	231,446	2.3	254,059	2.6

Total commercial real estate loans	$4,158,384	40.7%	$4,171,631	43.0%

(1)	Geography is primarily determined by the originating operating geographic market and not necessarily the ultimate location of the underlying collateral.

Note:	At December 31, 2007 and 2006, average loan size for commercial real estate loans totaled $557,000 and $478,000, respectively.

     Table 5 presents remaining maturities of certain loan classifications based on collateral type at December 31, 2007. The table also provides the breakdown between those loans with a predetermined interest rate and those loans with a floating interest rate.
Table 5
Selected Loan Maturity and Interest Sensitivity
(dollars in thousands)

		Over One But	Over
	One Year	Less Than	Five
	or Less	Five Years	Years	Total
Commercial secured by real estate	$1,256,480	$2,052,613	$637,347	$3,946,440
Commercial, financial and agricultural	1,419,881	680,927	208,486	2,309,294
Real estate—construction	1,114,420	584,472	64,473	1,763,365
Total of loans with:
Floating interest rates (1)	3,171,007	1,560,621	468,440	5,200,068
Predetermined interest rates	619,774	1,757,391	441,866	2,819,031

(1)
TSFG has entered into swaps and an interest rate floor to hedge the forecasted interest income from certain prime-based commercial loans. The notional amount of the swaps and the floor totaled $830.0 million and $200.0 million, respectively, at December 31, 2007.

          Table 6 summarizes TSFG’s loan relationships, including unused loan commitments, which are greater than $20 million.
Table 6
Loan Relationships Greater than $20 Million

			Outstanding Principal Balance
				Percentage of
	Number	Total		Loans Held
	of Borrowers	Commitment	Amount	for Investment
December 31, 2007	57	$1.6 billion	$979.8 million	9.6%
December 31, 2006	58	1.5 billion	907.7 million	9.4
          Portfolio risk is also managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank, and by requiring Director Risk Committee approval to exceed this house limit. At December 31, 2007, TSFG’s house lending limit was $35 million, and eight credit relationships totaling $360.2 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships have an aggregate outstanding principal balance of $428.6 million, or 4.2% of total loans held for investment, at December 31, 2007, comparable to the 3.8% of total loans held for investment at December 31, 2006.
          TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At December 31, 2007, the loan portfolio included commitments totaling $1.3 billion in SNCs. Outstanding borrowings under these commitments totaled $660.7 million. The largest commitment was $40.0 million and the largest outstanding balance was $21.2 million at December 31, 2007. At December 31, 2006, the loan portfolio included commitments totaling $911.7 million in SNCs, of which $413.2 million was outstanding. In addition to internal limits that control our credit exposure to individual borrowers, we have established limits on the size of the overall SNC portfolio, and have established a sub-limit for total credit exposure to borrowers located outside of our markets. All of our SNC relationships are underwritten and managed in a centralized Corporate Banking Group staffed with experienced bankers. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. Our ongoing strategic plan is to maintain diversity in our portfolio and expand the profitability of our relationships through the sale of non-credit products.

     Credit Quality
          A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG’s credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and after-the-fact review by credit risk management of loans approved by lenders. Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with underwriting and loan monitoring policies is closely supervised. The administration of problem loans is driven by policies that require written plans for resolution and periodic meetings with credit risk management to review progress. Credit risk management activities are monitored by Director’s Risk Committee of the Board, which meets periodically to review credit quality trends, new large credits, loans to insiders, large problem credits, credit policy changes, and reports on independent credit reviews.
          Table 7 presents a summary of TSFG’s credit quality indicators.
Table 7
Credit Quality Indicators
(dollars in thousands)

	December 31,
	2007		2006		2005		2004		2003
Loans held for investment	$10,213,420		$9,701,867		$9,439,395		$8,107,757		$5,732,205
Allowance for loan losses	126,427		111,663		107,767		96,434		72,811
Allowance for credit losses (1)	128,695		112,688		109,350		96,918		73,287

Nonaccrual loans — commercial and industrial (2)	$25,944		$7,052		$25,145		$38,015		$47,137
Nonaccrual loans — owner occupied real estate (2)	4,085		4,512		included above		included above		included above
Nonaccrual loans — commercial real estate (2)	36,634		17,169		included above		included above		included above
Nonaccrual loans — consumer	7,911		5,250		3,417		2,312		2,686
Nonaccrual loans — mortgage (3)	5,617		3,185		4,693		4,755		—
Restructured loans accruing interest	1,440		—		—		—		—

Total nonperforming loans	81,631		37,168		33,255		45,082		49,823
Foreclosed property (other real estate owned and personal property repossessions) (4)	8,276		4,341		10,722		10,894		10,951

Total nonperforming assets	89,907		41,509		43,977		55,976		60,774

Loans past due 90 days or more (mortgage and consumer with interest accruing) (3)	$5,349		$3,129		$4,548		$3,764		$3,960

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	0.88%		0.43%			0.47%		0.69%		1.06%
Allowance for loan losses as a percentage of loans held for investment	1.24		1.15		1.14		1.19		1.27
Allowance for credit losses as a percentage of loans held for investment	1.26		1.16		1.16		1.20		1.28
Allowance for loan losses to nonperforming loans	1.55	x	3.00	x	3.24	x	2.14	x	1.46	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)	At December 31, 2007, 2006, 2005 and 2004, commercial nonaccrual loans included $218,000, $500,000, $1.9 million and $4.7 million, respectively, in restructured loans.

(3)
Effective September 30, 2004, TSFG began placing residential mortgage loans in nonaccrual status when they become 150-days delinquent. Previously, these loans were not placed in nonaccrual status (unless impairment was evident), but any associated accrued interest was reserved.

(4)
At December 31, 2007, 2006, 2005, and 2004, personal property repossessions totaled $1.8 million, $900,000, $850,000, and $652,000, respectively, and were included in nonperforming assets. Personal property repossessions totaled $1.0 million at December 31, 2003, and were excluded from nonperforming assets.

     TSFG’s nonperforming assets as a percentage of loans held for investment and foreclosed property increased to 0.88% at December 31, 2007 from 0.43% at December 31, 2006, primarily due to higher nonperforming asset levels in our residential related lending activities.
     TSFG increased its allowance for credit losses to 1.26% of loans held for investment at December 31, 2007 from the December 31, 2006 level of 1.16%, primarily due to the continuing weakness in real estate markets as well as downgrades in our internal ratings of credits impacted by this weakness.
     As disclosed on a Form 8-K filed June 13, 2007, since 2005, TSFG has financed purchases of the Penland Development Loans, which were certain residential lots in a real estate development project near Spruce Pine, North Carolina (Mitchell County). During second quarter 2007, TSFG learned that the developer of this project had abandoned the development. Moreover, on June 7, 2007, the North Carolina Attorney General issued a press release stating that the lot purchasers and the several lenders associated with this development have been victimized by fraudulent land sales schemes and announcing that a receiver has been appointed with respect to the project. The press release indicated that the investment scheme included more than $100 million in financing and multiple financial institutions. Table 8 summarizes information on TSFG’s involvement in and exposure to the Penland Development Loans.
Table 8
Penland Development Loans
(dollars in thousands)

				December 31, 2007
	# of	June 30, 2007	2007	Net		Allocated
	Loans	Balance	Charge-offs	Balance	Nonaccrual	Allowance
Lot loans	93	$17,422	$15,702	$1,720	$1,720	—
Development loans	2	3,007	2,707	300	300	—

Total	95	$20,429	$18,409	$2,020	$2,020	$—

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
Table 9
Summary of Loan Loss Experience
(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses, beginning of year	$111,663	$107,767	$96,434	$72,811	$69,625
Purchase accounting adjustments	—	—	3,741	20,682	12,690
Allowance adjustment for loans sold	—	(3,089)	—	(506)	—
Charge-offs:
Commercial, financial and agricultural	18,716	16,895	23,188	20,882	18,474
Real estate—construction	10,770	6,814	1,329	2,513	3,049
Real estate—residential mortgages (1-4 family)	2,090	2,373	2,107	1,980	3,034
Commercial secured by real estate	6,105	5,200	6,644	4,842	2,410
Consumer	21,727	5,341	5,946	6,786	7,657

Total loans charged-off	59,408	36,623	39,214	37,003	34,624

Recoveries:
Commercial, financial and agricultural	3,905	6,558	4,651	2,762	1,997
Real estate—construction	773	931	548	719	109
Real estate—residential mortgages (1-4 family)	319	287	537	416	355
Commercial secured by real estate	981	1,474	776	568	1,044
Consumer	869	1,011	801	1,006	860

Total loans recovered	6,847	10,261	7,313	5,471	4,365

Net charge-offs	52,561	26,362	31,901	31,532	30,259
Additions through provision expense	67,325	33,347	39,493	34,979	20,755

Allowance for loan losses, end of year	$126,427	$111,663	$107,767	$96,434	$72,811

Average loans held for investment	$9,985,751	$9,581,602	$8,848,279	$6,909,545	$4,864,168
Loans held for investment (period end)	10,213,420	9,701,867	9,439,395	8,107,757	5,732,205
Net charge-offs as a percentage of average loans held for investment	0.53%	0.28%	0.36%	0.46%	0.62%

Table 10
Composition of Allowance for Loan Losses Based on Collateral/Borrower Type
(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$30,600	$27,072	$23,658	$20,077	$16,568
Real estate — construction	29,030	20,001	16,640	12,763	7,551
Real estate — residential mortgages (1-4 family)	3,285	2,675	3,965	2,092	804
Commercial secured by real estate	46,926	46,604	43,387	39,404	26,182
Consumer	10,570	8,950	14,525	17,325	18,162
Unallocated	6,016	6,361	5,592	4,773	3,544

Total	$126,427	$111,663	$107,767	$96,434	$72,811

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

Table 11
Investment Securities Portfolio Composition
(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Trading Account (at fair value)
U.S. Treasury	$—	$—	$22	$—	$—
U.S. Government agencies	—	—	137	—	460
State and municipal	—	—	1,243	—	20

	—	—	1,402	—	480

Securities Available for Sale (at fair value)
U.S. Treasury	27,592	166,719	182,468	234,538	246,659
U.S. Government agencies	503,571	653,034	656,442	930,046	866,968
Agency mortgage-backed securities	1,088,427	1,400,288	1,688,862	2,502,440	2,375,557
State and municipal	302,586	341,488	373,892	272,535	127,181
Other investments:
Corporate bonds	20,380	113,365	112,246	141,970	148,517
Federal Home Loan Bank (“FHLB”) stock	35,333	52,246	67,553	72,733	50,411
Community bank stocks	4,988	12,406	10,067	14,899	23,487
Federal National Mortgage Association preferred stock	—	—	—	50,062	54,678
Federal Home Loan Mortgage Corporation preferred stock	—	—	—	11,990	12,130
Other equity investments	3,335	3,910	4,037	3,630	10,406

	1,986,212	2,743,456	3,095,567	4,234,843	3,915,994

Securities Held to Maturity (at amortized cost)
State and municipal	39,451	52,208	62,548	75,145	90,745
Other investments	240	100	100	100	352

	39,691	52,308	62,648	75,245	91,097

Total	$2,025,903	$2,795,764	$3,159,617	$4,310,088	$4,007,571

Total securities as a percentage of total assets	14.6%	19.7%	22.1%	31.2%	37.4%
     Securities (i.e., trading securities, securities available for sale, and securities held to maturity), excluding the unrealized loss on available for sale securities, averaged $2.5 billion in 2007, 17.0% below the average for 2006 of $3.0 billion. TSFG has continued to decrease securities by not reinvesting maturing investments and principal paydowns in an effort to reduce its reliance on wholesale borrowings. In addition, during 2007, TSFG sold approximately $280 million of securities available for sale, including the following: approximately $116 million in first quarter 2007 to manage interest rate risk as determined by its new asset/liability management model; approximately $70 million of its corporate bond portfolio in third quarter 2007 (see below); and

approximately $88 million of U.S. Treasury securities in fourth quarter, 2007 within 90 days of maturity. At December 31, 2007, TSFG had a securities-to-total asset ratio of 14.6%, down from 19.7% at December 31, 2006.
     In June 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its corporate bond portfolio due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy and related credit risk considerations. In July 2007, TSFG sold approximately $70 million of corporate bonds and recognized an additional loss on sale of approximately $300,000. The remaining $20.4 million are being held until the unrealized loss recovers or until maturity.
     The average tax-equivalent portfolio yield increased in 2007 to 4.81% from 4.75% in 2006. The securities yield increased primarily due to contractual runoff of the portfolio throughout 2007 and 2006.
     The expected duration of the debt securities portfolio was approximately 3.3 years at December 31, 2007, a decrease from approximately 3.8 years at December 31, 2006. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities.
     The available for sale portfolio constituted 98.0% of total securities at December 31, 2007. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk.
     Approximately 73% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”) with an average expected duration of 5.3 years. At December 31, 2007, approximately 17% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from one to ten years. All of TSFG’s MBS are agency-backed.
     The net unrealized loss on available for sale securities (pre-tax) totaled $48.8 million at December 31, 2007, compared with a $75.3 million loss at December 31, 2006, as long term interest rates decreased and the reduction of the securities portfolio continued. If interest rates increase, TSFG expects its net unrealized loss on securities available for sale to increase. See Item 1, Note 8 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

     Table 12 shows the credit risk profile of the securities portfolio at December 31, 2007.
Table 12
Investment Securities Portfolio Credit Risk Profile
(dollars in thousands)

	December 31, 2007
	Balance	% of Total
Government and agency
U.S. Treasury	$27,592	1.4%
U.S. Government agencies	503,571	24.9
Agency mortgage-backed securities (MBS) (1)	1,088,427	53.7
Federal Home Loan Bank Stock	35,333	1.7

Total government and agency	1,654,923	81.7

State and municipal (2)(3)
Pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund	214,675	10.6
Underlying issuer or collateral rated A or better (including South Carolina State Aid)	102,187	5.1
Underlying issuer or collateral rated BBB	12,930	0.6
Non-rated	12,245	0.6

Total state and municipal	342,037	16.9

Corporate bonds
AA or A rated	17,068	0.8
BBB rated	3,312	0.2

Total corporate bonds	20,380	1.0

Community bank stocks and other	8,563	0.4

Total securities	$2,025,903	100.0%

Percent of total securities: (3)
Rated A or higher		98.2%
Investment grade		99.0%

(1)
MBS, including CMOs, are agency-backed with no sub-prime exposure. Current policies restrict MBS/CMO purchases to agency-backed and a small percent of private-label securities and prohibit securities collateralized by sub-prime assets.

(2)	Includes $39.5 million of securities held to maturity at amortized cost.

(3)
Ratings shown above do not reflect the benefit of guarantees by bond insurers or the State of South Carolina. In total, $43.5 million of municipal bonds are guaranteed by bond insurers and approximately $55 million are guaranteed by the State of South Carolina.

Note:	Within each category, securities are ordered based on risk assessment from lowest to highest. TSFG holds no collateralized debt obligations.
     Table 13 shows the contractual maturity schedule for securities held to maturity and securities available for sale at December 31, 2007. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table also reflects the weighted average yield of the investment securities.

Table 13
Investment Securities Maturity Schedule
(dollars in thousands)
Available for Sale — Fair Value

		After One	After Five		No
	Within	But Within	But Within	After	Contractual
	One Year	Five Years	Ten Years	Ten Years	Maturity(1)	Total
U.S. Treasury	$—	$2,092	$25,500	$—	$—	$27,592
U.S. Government agencies	—	92,438	227,062	184,071	—	503,571
Agency mortgage-backed securities	92,038	427,774	209,342	359,273	—	1,088,427
State and municipal	34,870	163,326	94,313	10,077	—	302,586
Other investments	761	9,452	10,934	—	42,889	64,036

	$127,669	$695,082	$567,151	$553,421	$42,889	$1,986,212

Weighted Average Yield
U.S. Treasury	—%	5.93%	3.81%	—%	—%	3.96%
U.S. Government agencies	—	4.92	5.06	5.49	—	5.19
Agency mortgage-backed securities	4.22	4.55	4.47	4.75	—	4.57
State and municipal	3.95	4.85	5.56	6.83	—	5.03
Other investments	4.50	5.55	5.96	—	n/a	5.46

	4.15%	4.68%	4.88%	5.02%	—%	4.80%

Held to Maturity — Amortized Cost
State and municipal	$11,484	$22,999	$4,968	$—	$—	$39,451
Other investments	140	100	—	—	—	240

	$11,624	$23,099	$4,968	$—	$—	$39,691

Weighted Average Yield
State and municipal	5.50%	6.00%	5.39%	—%	—%	5.78%
Other investments	5.10	5.48	—	—	—	5.26

	5.50%	6.00%	5.39%	—%	—%	5.77%

(1)	These securities have no contractual maturity or yield and accordingly are excluded from the “Other Investments” yield calculation, as well as the overall “Available for Sale” yield calculation.
     Community Bank Stocks. At December 31, 2007, TSFG had equity investments in five community banks located in the Southeast with a cost basis of $4.2 million and a fair value of $5.0 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. These investments in community banks are included in securities available for sale. During 2007, TSFG sold approximately $6 million of such securities for a net gain of $1.7 million. In fourth quarter 2007, TSFG entered into a contract to sell approximately $2 million of additional community bank stocks to a third party at no significant gain or loss. This transaction closed early in first quarter 2008, based on the previously agreed upon terms.
     Investments Included in Other Assets. TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. Fair values are estimated based on information available as no quoted market prices are available. In 2007, TSFG recorded $2.0 million of other-than-temporary impairment on these investments. At December 31, 2007, TSFG’s investment in these entities totaled $16.4 million, of which $6.9 million were accounted for under the cost method and $9.5 million were accounted for under the equity method.

Derivative Financial Instruments
     Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), derivatives that do not qualify for hedge accounting under SFAS 133 but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in trading and customer hedging programs. Table 14 shows the fair value of TSFG’s derivative assets and liabilities (which are included in other assets and other liabilities, respectively, in the Consolidated Financial Statements) and their related notional amounts. TSFG’s trading derivatives, economic hedges, and customer hedging programs are included in Other Derivatives in Table 14.
Table 14
Summary of Derivative Assets and Liabilities
(dollars in thousands)

	December 31, 2007			December 31, 2006
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$—	$—	$—	$143	$—	$183,000
Interest rate swaps associated with lending activities	20,114	—	830,000	1,979	3,408	870,000
Interest rate floor associated with lending activities	4,531	—	200,000	1,564	—	200,000

Fair Value Hedges
Interest rate swaps associated with brokered CDs	672	8,235	988,477	—	33,541	1,167,585

Other Derivatives
Forward foreign currency contracts	5	5	653	36	36	18,119
Customer swap contracts	5,065	5,065	238,224	918	918	155,448
Options, interest rate swaps and other	5,807	7,712	161,832	5,318	5,004	123,398

	$36,194	$21,017	$2,419,186	$9,958	$42,907	$2,717,550

     Noninterest income included $1.2 million of net losses, $3.2 million of net gains, and $3.3 million of net losses in 2007, 2006, and 2005, respectively, for trading and derivative activities. These gains and losses include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness; and other miscellaneous items.
     Customer Hedging Programs. TSFG offers programs that permit its customers to hedge various risks, including fluctuations in interest rates and foreign exchange rates. Through these programs, derivative contracts are executed between the customers and TSFG. Offsetting contracts are executed between TSFG and selected third parties to hedge market risk created through the customer contracts. The interest rates on the third party contracts are identical to the interest rates on the customer contracts. As a result, the change in fair value of the customer contracts will generally be offset by the change in fair value of the related third-party contracts. Customer contracts are frequently interest rate swaps in conjunction with floating rate loans to achieve fixed rate financing and foreign exchange forward contracts to manage currency risk associated with non-dollar denominated transactions.
     All derivative contracts associated with these programs are carried at fair value and are not considered hedges under SFAS 133. At December 31, 2007, the largest fair value adjustment to any single customer derivative or third-party derivative totaled $2.1 million.
     Fair Value Hedges. TSFG enters into interest rate swaps to effectively convert its fixed rate brokered CDs to floating rates. The interest rate swaps are structured such that the notional amount, termination date, fixed rate and other relevant terms match those of the brokered CD it is hedging. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method of assessing hedge effectiveness. Upon entering into a brokered CD, TSFG pays a commission to the CD broker. These commissions are treated as prepaid fees and are amortized over the life of the related CD. Amortization of the prepaid fees on the brokered CDs, included in interest expense, was $4.6 million and $2.6 million for 2007 and 2006, respectively.
     TSFG has entered into interest rate swaps to hedge the risk created from certain indexed brokered CD products, including equity-linked CDs and inflation-indexed CDs. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method of assessing hedge ineffectiveness.
     Based on recent declines in market interest rates, we expect that interest rate swaps which convert up to $700 million fixed-rate brokered CDs to a floating rate will be called throughout 2008, at which time we would expect to call the corresponding CDs and replace with new brokered CD issuance or other wholesale funding sources. In connection with these calls, we expect to recognize modest gains from early extinguishment of debt; such gains are expected to be offset by losses on the payoff and/or restructuring of other wholesale borrowings.
     In 2007, 2006, and 2005, noninterest income included losses of $481,000, $88,000, and $181,000, respectively, representing ineffectiveness of fair value hedges.
     Cash Flow Hedges. TSFG uses interest rate swaps and floors to hedge the repricing characteristics of certain floating rate assets and liabilities. The initial assessment of expected hedge effectiveness and the ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in either the benchmark interest rate or overall cash flows, depending on the specific hedge relationship. TSFG has entered into pay-fixed interest rate swaps to convert a portion of its variable rate structured repurchase agreement portfolio and FHLB advances to fixed rates. In addition, TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from prime-based commercial loans and may enter into additional interest rate swaps on its prime-based commercial loans. TSFG has also purchased an interest rate floor which protects the Company from decreases in the hedged cash flows on its prime-based interest receipts below the strike rate on the floor. There were no significant cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2007, 2006 and 2005.
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
     The Company enters into forward sales commitments of closed mortgage loans to third parties at a specified price. The forward sales commitments are entered into to economically hedge the change in fair value of the underlying mortgage loans. The change in the value of the forward sales commitments is recognized through current period earnings. The loans are accounted for on the basis of the lower of cost or market guidelines. Fair value gains or losses related to the forward sales commitments were not material for the year ended December 31, 2007 or 2006
     Indirect Auto Loan Sales. In June and July of 2006, the Company hedged the anticipated monthly sale of indirect auto loans with pay-fixed interest rate swaps. These swaps did not qualify for hedge accounting and were marked to market through earnings with no offsetting adjustment for the hedged item. TSFG terminated these hedges as of July 31, 2006 when it transferred its indirect auto loan production for June and July, originally classified as held for sale, to held for investment. For the year ended December 31, 2006, the loss on indirect auto loans includes losses of $150,000 on these swaps.
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
Deposits
     Deposits remain TSFG’s primary source of funds. Average customer deposits equaled 62.7% of average total funding in 2007 and 62.0% in 2006. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources, including federal funds, repurchase agreements, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.
     Table 15 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 16 shows the breakdown of customer funding by type.

Table 15
Types of Deposits
(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Noninterest-bearing demand deposits	$1,127,657	$1,280,908	$1,458,914	$1,237,877	$882,129
Interest-bearing checking	1,117,850	1,208,125	1,162,891	816,933	699,956
Money market accounts	2,188,261	2,435,413	2,290,134	2,704,287	2,237,299
Savings accounts	158,092	181,192	187,101	192,769	159,013
Time deposits under $100,000 (1)	1,442,030	1,272,056	1,246,791	836,386	794,802
Time deposits of $100,000 or more (1)	1,496,270	1,514,615	1,549,925	665,820	557,588

Customer deposits (2)	7,530,160	7,892,309	7,895,756	6,454,072	5,330,787
Brokered deposits	2,258,408	1,624,431	1,338,681	1,216,872	701,451

Total deposits	$9,788,568	$9,516,740	$9,234,437	$7,670,944	$6,032,238

Percentage of Deposits
Noninterest-bearing demand deposits	11.5%	13.4%	15.8%	16.1%	14.6%
Interest-bearing checking	11.4	12.7	12.6	10.6	11.6
Money market accounts	22.4	25.6	24.8	35.3	37.1
Savings accounts	1.6	1.9	2.0	2.5	2.7
Time deposits under $100,000	14.7	13.4	13.5	10.9	13.2
Time deposits of $100,000 or more	15.3	15.9	16.8	8.7	9.2

Customer deposits (2)	76.9	82.9	85.5	84.1	88.4
Brokered deposits	23.1	17.1	14.5	15.9	11.6

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
In 2007, TSFG reclassified certain deposit balances from time deposits under $100,000 to time deposits of $100,000 or more. Amounts presented for prior periods have been reclassified to conform to the current presentation. The reclassification totaled $408.8 million and $154.7 million, respectively, for December 31, 2006 and 2005.

(2)	TSFG defines customer deposits as total deposits less brokered deposits.
Table 16
Types of Customer Funding
(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Customer deposits (1)	$7,530,160	$7,892,309	$7,895,756	$6,454,072	$5,330,787
Customer sweep accounts (2)	648,311	500,288	305,815	373,196	216,679

Customer funding	$8,178,471	$8,392,597	$8,201,571	$6,827,268	$5,547,466

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

(2)	TSFG includes customer sweep accounts in short-term borrowings on its consolidated balance sheet.
     While reported in short-term borrowings on the consolidated balance sheet, customer sweep accounts represent excess overnight cash to/from commercial customer operating accounts and are a source of funding for TSFG. Currently, sweep balances are generated through two products: 1) collateralized customer repurchase agreements ($493.6 million at December 31, 2007) and 2) uninsured Eurodollar deposits ($154.7 million at December 31, 2007). Given that these balances are tied directly to commercial customer checking accounts, growth in this category is representative of the overall improvement and focus on growing commercial customer relationships. In addition to the funding balances generated from these relationships, sweep accounts generate treasury services noninterest income.

     At December 31, 2007, period-end customer funding decreased $214.1 million, or 2.6%, from December 31, 2006, partly due to TSFG’s focus on improving the net interest margin and profitability rather than purely focusing on customer funding growth. TSFG continues to refine the mix and pricing of its customer funding.
     TSFG uses brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Brokered deposits increased as a percentage of total deposits since December 31, 2006 as TSFG replaced certain puttable funding with brokered deposits.
     Table 21 in “Results of Operations — Net Interest Income” details average balances for the deposit portfolio for both 2007 and 2006. Comparing 2007 and 2006, average customer funding increased $139.2 million, or 1.7%. Within customer funding, the mix continues to shift toward higher cost products, with increases in average interest-bearing checking, time deposits, and customer sweep accounts partially offset by a decrease in noninterest-bearing deposits, savings, and money markets. Average brokered deposits increased $712.8 million, or 50.9%.
     Average customer funding equaled 67.0% of average total funding for 2007 and 64.8% for 2006. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and changing incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue, together with customer behavior driving the mix towards higher rate deposit products—money markets and CDs.
     Time deposits of $100,000 or more are generally from customers within our local markets and include public deposits. During 2007, time deposits of $100,000 or more decreased $18.3 million, or 1.2%, to $1.5 billion, as TSFG generally elected not to price its certificates of deposit aggressively during 2007. Table 17 shows a maturity schedule for time deposits of $100,000 or more at December 31, 2007.
Table 17
Maturity Distribution of Time Deposits of $100,000 or More
(dollars in thousands)

Three months or less	$743,873
Over three through six months	436,086
Over six through twelve months	247,759
Over twelve months	68,552

Total outstanding	$1,496,270

     Borrowed Funds
     Table 18 shows the breakdown of total borrowed funds by type.
Table 18
Types of Borrowed Funds
(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$206,216	$920,811	$1,115,486	$1,210,299	$618,187
Customer sweep accounts	648,311	500,288	305,815	373,196	216,679
FHLB advances	—	175,000	—	—	—
Treasury, tax and loan note	752,195	139,989	20,131	14,111	11,781
Commercial paper	30,828	32,631	32,933	29,405	36,949
Lines of credit and other	—	—	—	—	7,349

	1,637,550	1,768,719	1,474,365	1,627,011	890,945

Long-Term Borrowings
Repurchase agreements	200,000	521,000	821,000	1,665,134	1,494,800
FHLB advances	223,087	328,113	852,140	1,057,167	989,500
Subordinated notes	216,704	188,871	155,695	155,695	135,075
Mandatorily redeemable preferred stock of REIT subsidiary	56,800	89,800	89,800	89,800	89,800
Employee stock ownership plan note payable	—	200	500	800	1,100
Note payable	786	828	865	900	927
Purchase accounting premiums, net of amortization	963	1,663	2,151	2,774	497

Total long-term borrowings	698,340	1,130,475	1,922,151	2,972,270	2,711,699

Total borrowings	2,335,890	2,899,194	3,396,516	4,599,281	3,602,644
Less: customer sweep accounts	(648,311)	(500,288)	(305,815)	(373,196)	(216,679)
Add: brokered deposits(1)	2,258,408	1,624,431	1,338,681	1,216,872	701,451

Total wholesale borrowings	$3,945,987	$4,023,337	$4,429,382	$5,442,957	$4,087,416

Total wholesale borrowings as a percentage of total assets	28.4%	28.3%	30.9%	39.4%	38.1%

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.
     TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In 2007, average borrowings totaled $2.5 billion, compared with $3.3 billion in 2006. Since mid-2006, the FHLB and certain structured repurchase agreement counterparties have exercised options to put certain borrowings back to TSFG. The termination of these borrowings was funded by issuance of 3 to 5-year brokered certificates of deposit combined with securities portfolio reductions. While the decision to issue brokered CDs rather than reissue similar puttable funding increased TSFG’s current funding cost, removing the related funding optionality reduced future interest rate risk exposure.
     Average wholesale borrowings totaled $4.1 billion in 2007, compared with $4.4 billion in 2006. TSFG plans to reduce its reliance on wholesale borrowings, principally by growth in customer funding.
     Table 19 shows balance and interest rate information on TSFG’s short-term borrowings.

Table 19
Short-Term Borrowings
(dollars in thousands)

	Maximum				Interest
	Outstanding				Rate at
	at any	Average	Average	Ending	Year
Year Ended December 31,	Month End	Balance	Interest Rate	Balance	End
2007
Federal funds purchased and repurchase agreements	$1,048,334	$767,413	5.17%	$206,216	3.70%
Customer sweep accounts	648,311	525,606	4.32	648,311	3.79
FHLB advances	175,000	83,288	5.37	—	—
Treasury, tax and loan note	752,195	227,045	4.94	752,195	4.13
Commercial paper	35,704	33,454	5.35	30,828	5.04

		$1,636,806	4.88%	$1,637,550	3.96%

2006
Federal funds purchased and repurchase agreements	$1,462,673	$1,225,832	5.06%	$920,811	5.27%
Customer sweep accounts	500,288	349,963	4.36	500,288	4.44
FHLB advances	175,000	87,500	4.67	175,000	5.32
Treasury, tax and loan note	140,821	68,280	4.93	139,989	5.18
Commercial paper	39,532	35,122	5.12	32,631	5.36

		$1,766,697	4.90%	$1,768,719	5.03%

2005
Federal funds purchased and repurchase agreements	$1,428,510	$1,129,523	3.34%	$1,115,486	4.27%
Customer sweep accounts	373,202	320,965	2.72	305,815	3.63
Treasury, tax and loan note	183,001	43,002	4.28	20,131	3.06
Commercial paper	35,085	31,045	3.51	32,933	4.42

		$1,524,535	3.24%	$1,474,365	4.13%

     Daily funding needs are met through federal funds purchased and short-term brokered CDs, term TT&L, repurchase agreements, and FHLB advances. Balances in these accounts can fluctuate on a day-to-day basis.
     FHLB advances are a source of funding which TSFG uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings.
     During 2007, TSFG recognized a loss on early extinguishment of debt of $2.0 million, primarily from the write-off of unamortized debt issuance costs associated with $131.5 million of subordinated notes and mandatorily redeemable preferred stock, with an average spread of 347 basis points over LIBOR, which TSFG called for redemption. During 2006, TSFG recognized a loss on early extinguishment of debt of $821,000, which reflects the write-off of unamortized debt issuance costs associated with $38.1 million of subordinated notes, with interest rates ranging from 8.99% to 9.17%, which TSFG called for redemption.
   Capital Resources and Dividends
     Shareholders’ equity totaled $1.6 billion, or 11.2% of total assets, compared with $1.6 billion, or 11.0% of total assets, at December 31, 2006. Shareholders’ equity remained basically flat as retention of earnings and the decrease in the net unrealized loss on securities available for sale were offset by cash dividends paid and TSFG’s repurchase of 3.6 million shares of its common stock during 2007. On December 14, 2006, TSFG’s Board of Directors authorized a stock repurchase program of up to 4 million shares. This authorization replaced TSFG’s existing stock repurchase authorization. Through August 2007, TSFG had repurchased 3 million shares pursuant to this authorization. In August 2007, the Board of Directors amended and restated the existing stock repurchase authorization to be an additional $100 million, which expires if unused on or before June 30, 2008. In fourth quarter, TSFG repurchased 600,000 shares for $12.0 million, leaving $88.0 million under this authorization.

     TSFG’s unrealized loss on securities available for sale, net of tax, which is included in accumulated other comprehensive loss, was $30.8 million as of December 31, 2007 compared with $47.4 million at December 31, 2006.
     Book value per share at December 31, 2007 and 2006 was $21.40 and $20.73, respectively. Tangible book value per share at December 31, 2007 and 2006 was $12.04 and $11.63, respectively. Tangible book value was below book value as a result of goodwill and intangibles associated with acquisitions of entities and assets accounted for as purchases. At December 31, 2007, goodwill totaled $651.0 million, or $8.98 per share, and is not being amortized, while other intangibles totaled $27.2 million and will continue to be amortized.
     TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and Carolina First Bank exceeded the well-capitalized regulatory requirements at December 31, 2007. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.
     Table 20 sets forth various capital ratios for TSFG and Carolina First Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At December 31, 2007, trust preferred securities included in tier 1 capital totaled $200.5 million. For further information regarding the regulatory capital of TSFG and Carolina First Bank, see Item 8, Note 22 to the Consolidated Financial Statements.
Table 20
Capital Ratios

		Well Capitalized
	December 31, 2007	Requirement
TSFG
Total risk-based capital	10.88%	n/a
Tier 1 risk-based capital	9.49	n/a
Leverage ratio	8.42	n/a

Carolina First Bank
Total risk-based capital	10.78%	10.00%
Tier 1 risk-based capital	9.16	6.00
Leverage ratio	8.12	5.00
     At December 31, 2007, TSFG’s tangible equity to tangible asset ratio was at 6.61%, an increase from 6.48% at December 31, 2006, primarily due to the continued run-off of securities (which has contributed to lower tangible assets), as well as lower unrealized losses in the remaining securities portfolio.
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
     TSFG, through a real estate investment trust subsidiary, had 568 mandatorily redeemable preferred shares outstanding at December 31, 2007 with a stated value of $100,000 per share. At December 31, 2007, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $56.8 million. Under Federal Reserve Board guidelines, $26.3 million qualified as tier 1 capital, and $24.4 million qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Results of Operations
   Net Interest Income
     Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 21 presents average balance sheets and a net interest income analysis on a tax equivalent basis for each of the years in the three-year period ended December 31, 2007. Table 22 provides additional analysis of the effects of volume and rate on net interest income.

Table 21
Comparative Average Balances — Yields and Costs
(dollars in thousands)

	Years Ended December 31,
	2007			2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans (1)	$10,013,387	$764,828	7.64%	$9,621,846	$721,020	7.49%	$8,883,837	$568,222	6.40%
Investment securities, taxable (2)	2,165,589	103,525	4.78	2,628,947	124,850	4.75	4,000,697	173,657	4.34
Investment securities, nontaxable (2) (3)	359,728	17,847	4.96	414,438	19,722	4.76	387,654	17,297	4.46

Total investment securities	2,525,317	121,372	4.81	3,043,385	144,572	4.75	4,388,351	190,954	4.35
Federal funds sold and interest-bearing bank balances	6,519	402	6.17	27,641	1,511	5.47	35,768	1,175	3.29

Total earning assets	12,545,223	$886,602	7.07	12,692,872	$867,103	6.83	13,307,956	$760,351	5.71

Non-earning assets	1,499,342			1,509,777			1,445,017

Total assets	$14,044,565			$14,202,649			$14,752,973

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,140,753	$22,141	1.94	$1,137,031	$21,099	1.86	$981,947	$8,758	0.89
Savings	174,100	2,756	1.58	185,649	1,858	1.00	191,727	678	0.35
Money market	2,275,380	89,338	3.93	2,336,433	81,876	3.50	2,640,614	63,069	2.39
Time deposits, excluding brokered deposits	2,900,260	144,299	4.98	2,681,737	115,304	4.30	2,125,474	64,605	3.04
Brokered deposits	2,114,211	109,761	5.19	1,401,369	71,155	5.08	1,346,608	59,579	4.42

Total interest-bearing deposits	8,604,704	368,295	4.28	7,742,219	291,292	3.76	7,286,370	196,689	2.70
Customer sweep accounts	525,606	22,723	4.32	349,963	15,241	4.36	320,965	8,746	2.72
Other borrowings (4)	1,938,851	106,557	5.50	2,993,210	152,296	5.09	4,193,133	139,806	3.33

Total interest-bearing liabilities	11,069,161	$497,575	4.50	11,085,392	$458,829	4.14	11,800,468	$345,241	2.93

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,200,663			1,386,792			1,345,344
Other noninterest-bearing liabilities	231,189			224,270			144,036

Total liabilities	12,501,013			12,696,454			13,289,848
Shareholders’ equity	1,543,552			1,506,195			1,463,125

Total liabilities and shareholders’ equity	$14,044,565			$14,202,649			$14,752,973

Net interest income (tax-equivalent)		$389,027	3.10%		$408,274	3.22%		$415,110	3.12%
Less: tax-equivalent adjustment (3)		6,246			6,903			6,054

Net interest income		$382,781			$401,371			$409,056

Supplemental data:
Customer funding(5)	$8,216,762	$281,257	3.42%	$8,077,605	$235,378	2.91%	$7,606,071	$145,856	1.92%
Wholesale borrowings (6)	4,053,062	216,318	5.34	4,394,579	223,451	5.08	5,539,741	199,385	3.60

Total funding (7)	$12,269,824	$497,575	4.06	$12,472,184	$458,829	3.68	$13,145,812	$345,241	2.63

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	During the year ended December 31, 2007, TSFG capitalized $505,000 of interest in conjunction with the construction of its expanded corporate facilities.

(5)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweep accounts.

(6)	Wholesale borrowings include borrowings less customer sweep accounts plus brokered deposits. For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweep accounts are presented separately.

(7)	Total funding includes customer funding and wholesale borrowings.
Note: Average balances are derived from daily balances.

Table 22
Rate/Volume Variance Analysis
(dollars in thousands)

	2007 Compared to 2006			2006 Compared to 2005
	Total	Change in	Change in	Total	Change in	Change in
	Change	Volume	Rate	Change	Volume	Rate
Earning assets
Loans	$43,808	$29,724	$14,084	$152,798	$49,846	$102,952
Investment securites, taxable	(21,325)	(22,145)	820	(48,807)	(63,939)	15,132
Investment securites, nontaxable	(1,875)	(2,687)	812	2,425	1,236	1,189
Federal funds sold and interest- bearing bank balances	(1,109)	(1,281)	172	336	(312)	648

Total interest income	19,499	3,611	15,888	106,752	(13,169)	119,921

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	1,042	69	973	12,341	1,574	10,767
Savings	898	(122)	1,020	1,180	(22)	1,202
Money market	7,462	(2,185)	9,647	18,807	(7,936)	26,743
Time deposits	28,995	9,900	19,095	50,699	19,620	31,079
Brokered deposits	38,606	36,973	1,633	11,576	2,500	9,076

Total interest-bearing deposits	77,003	44,635	32,368	94,603	15,736	78,867
Customer sweep accounts	7,482	7,617	(135)	6,495	861	5,634
Other borrowings	(45,739)	(57,149)	11,410	12,490	(47,422)	59,912

Total interest expense	38,746	(4,897)	43,643	113,588	(30,825)	144,413

Net interest income	$(19,247)	$8,508	$(27,755)	$(6,836)	$17,656	$(24,492)

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.
     Fully tax-equivalent net interest income decreased to $389.0 million in 2007 from $408.3 million in 2006 and $415.1 million in 2005. During 2005, tax-equivalent net interest income excluded $10.4 million of income for the net cash settlement of interest rate swaps that did not meet the criteria for hedge accounting treatment. Instead, the net cash settlement of these interest rate swaps was recorded in noninterest income. If the impact of these net cash settlements was included in net interest income, tax-equivalent net interest income would have totaled $425.5 million for 2005.
     TSFG’s average earning assets declined 1.2% to $12.5 billion for 2007 from $12.7 billion for 2006 due primarily to the continued reduction of securities and the second quarter 2006 sale of indirect loans, partially offset by loan growth in other categories. As a result, average loans as a percentage of average earning assets increased to 79.8% for 2007, up from 75.8% for 2006, improving the earning asset mix. At December 31, 2007, approximately 60% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans as part of its overall interest rate risk management. TSFG also has an interest rate floor that is designated as a hedge of commercial loans and is intended to mitigate earnings exposure to falling interest rates.
     The net interest margin for 2007 was 3.10%, compared with 3.22% for 2006 and 3.12% for 2005 (or 3.20% including the net cash settlement of certain interest rate swaps mentioned above). In 2007, the yield on earning assets increased 24 basis points from 2006, aided by improved loan yields, which were up 15 basis points. However, the improved yield on earning assets was more than offset by a 38 basis point increase in the average cost of funding in 2007 compared with 2006, partially from a 26 basis point increase in wholesale borrowing costs. This margin compression reflects competition for customer deposit accounts within the industry, an unfavorable mix shift to higher-cost deposit categories, higher wholesale borrowing costs, and continued challenging interest rate environment, as well as TSFG’s decision to replace puttable funding since mid-2006 primarily with higher-cost non-puttable funding. Average noninterest-bearing deposits, which decreased 13.4% to $1.2 billion in 2007 from $1.4 billion in 2006, contributed to the net interest margin decrease.

   Provision for Credit Losses
     The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $68.6 million, $32.8 million, and $40.6 million in 2007, 2006, and 2005, respectively. The higher provision for credit losses in 2007 was primarily due to continuing weakness in real estate markets as well as downgrades in TSFG’s internal ratings of credits impacted by this weakness. The provision for credit losses in 2007 also included $18.4 million related to the Penland Development Loans (see discussion in “Credit Quality”). The allowance for credit losses equaled 1.26% and 1.16% of loans held for investment at December 31, 2007 and 2006, respectively.
     Net loan charge-offs were $52.6 million, or 0.53% of average loans held for investment in 2007, compared with $26.4 million, or 0.28% of average loans held for investment in 2006. Net loan charge-offs for 2007 included $18.4 million, or 0.18% of average loans held for investment, related to the aforementioned Penland Development Loans. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”

Noninterest Income
     Table 23 shows the components of noninterest income during the three years ended December 31, 2007.
Table 23
Components of Noninterest Income
(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Service charges on deposit accounts	$44,519	$45,041	$42,645
Debit card income, net (1)	7,182	5,437	4,111
Customer service fee income	5,648	4,467	4,049

Total customer fee income	57,349	54,945	50,805

Insurance income	12,029	12,025	7,447
Retail investment services, net (2)	7,902	6,533	5,922
Trust and investment management income	6,595	6,124	4,819
Benefits administration fees	3,261	2,933	2,693

Total wealth management income	29,787	27,615	20,881

Change in fair value of certain interest rate swaps	—	—	(13,278)
Net cash settlement of certain interest rate swaps	—	—	10,360
(Loss) gain on trading and certain derivative activities	(1,197)	3,150	(335)

Total (loss) gain on trading and certain derivative activities	(1,197)	3,150	(3,253)

Bank-owned life insurance income	13,344	11,636	11,608
Mortgage banking income	6,053	8,155	7,434
Merchant processing income, net (3)	3,263	2,307	1,874
(Loss) gain on securities	(4,623)	4,037	(52,139)
Gain on disposition of assets and liabilities	—	2,498	—
Loss on indirect auto loans	—	(5,129)	—
Other	9,335	8,691	6,640

Total noninterest income	$113,311	$117,905	$43,850

(1)
In 2007, TSFG began presenting its debit card income net of related expenses. Debit card expense totaled (in thousands) $2,363, $2,832, and $2,437, respectively, for the years ended December 31, 2007, 2006, and 2005. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(2)
In 2007, TSFG began presenting its retail investment services income net of certain revenue sharing arrangements with a third party. Such amounts for these arrangements totaled (in thousands) $996, $1,099, and $980, respectively, for the years ended December 31, 2007, 2006, and 2005. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(3)
In 2007, TSFG began presenting its merchant income net of direct processing costs. Direct merchant processing costs totaled (in thousands) $14,801, $10,215, and $7,943, respectively, for the years ended December 31, 2007, 2006, and 2005. Amounts presented for prior periods have been reclassified to conform to the current presentation.

     Total customer fee income rose 4.4% in 2007 compared with 2006, as increases in debit card income (primarily due to increased usage) and customer service fee income were partially offset by a decrease in service charges on deposit accounts.
     In 2007, wealth management income increased $2.2 million, or 7.9%, compared to 2006, reflecting increases in each category of wealth management. Bank-owned life insurance increased $1.7 million in 2007 relative to 2006 due to the receipt of life insurance proceeds during 2007. Merchant processing income (net of direct processing costs) increased 41.4% in 2007 compared to 2006 as a result of increased transactions.
     In 2007, noninterest income included net losses on securities of $4.6 million compared to net gains of $4.0 million in 2006. During 2007, TSFG recorded other-than-temporary impairment of $2.9 million in on its corporate bond portfolio (due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy and related credit risk considerations) and $2.0 million on non-marketable equity investments. TSFG subsequently sold approximately $70 million of its corporate bond portfolio; see “Securities” for further detail.
     Noninterest income also included a loss on certain derivative activities of $1.2 million in 2007 (see “Derivative Financial Instruments” for further detail on this line item), compared with a gain of $3.2 million in 2006 and a loss of $3.3 million in 2005. As a result of not having the proper hedge documentation in place upon inception of certain hedging relationships, TSFG was not able to apply hedge accounting under SFAS 133 for those hedges for most of 2005. As a result, the related derivative instrument’s gain or loss was included in noninterest income, with no offsetting fair value adjustment for the hedged item. This fair value adjustment was a loss of $13.3 million in 2005. Since these swaps were subsequently either terminated or redesignated under the “long-haul” method of assessing hedge effectiveness, the fair value adjustments for both the derivative and the hedged item are included in noninterest income in 2007 and 2006.
     In 2007, mortgage banking income decreased 25.8% compared with 2006. Mortgage loan originations totaled $505.0 million, $737.0 million, and $827.4 million in 2007, 2006 and 2005, respectively. The decrease in mortgage banking income was principally the result of lower origination volumes in response to industry conditions.
     Table 24 shows the components of mortgage banking income for the three years ended December 31, 2007.
Table 24
Components of Mortgage Banking Income
(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Origination income and secondary marketing operations	$6,053	$8,199	$8,262
Mortgage servicing loss, net of related amortization and subservicing payments	—	(558)	(828)
Gain on sale of mortgage servicing rights	—	514	—

Total mortgage banking income	$6,053	$8,155	$7,434

     TSFG’s mortgage banking strategy is to sell most of the loans it originates in the secondary market with servicing rights released. However, during 2007 TSFG retained approximately $53.5 million of its mortgage loans in loans held for investment.
     In 2006, TSFG recorded a loss on indirect auto loans of $5.1 million, which included a $3.5 million loss on the sale of $359.6 million of indirect auto loans originally classified as held for investment, as well as lower of cost or market adjustments on indirect auto loans originated as held for sale (but subsequently transferred to held for investment) and losses on swaps economically hedging the anticipated monthly sale of these loans. TSFG retained servicing rights on indirect auto loans sold and received $1.4 million and $1.1 million, respectively, of servicing fees on these loans in 2007 and 2006. The servicing fee income is included in other noninterest income.
     Other noninterest income also includes income related to international banking services, wire transfer fees, overdraft protection fee income, internet banking fees, and gains/losses on disposition of other real estate owned/fixed assets.
   Noninterest Expenses
     Table 25 shows the components of noninterest expenses for the three years ended December 31, 2007.

Table 25
Components of Noninterest Expense
(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Salaries and wages, excluding employment contract buyouts and severance	$137,085	$134,743	$117,850
Employee benefits	37,098	35,739	34,802
Occupancy	34,659	31,802	27,764
Furniture and equipment	26,081	25,216	23,301
Professional services	17,062	21,462	22,820
Advertising and business development	7,401	9,894	8,627
Amortization of intangibles	7,897	8,775	8,637
Telecommunications	5,668	5,630	5,802
Employment contract buyouts and severance	2,306	5,588	10,327
Loss on early extinguishment of debt	2,029	821	7,101
Merger-related costs	—	—	4,009
Other	43,562	46,269	45,653

Total noninterest expenses	$320,848	$325,939	$316,693

     Total noninterest expense in 2007 decreased $5.1 million, or 1.6%, from 2006, compared to an increase in 2006 of $9.2 million, or 2.9%, from 2005. In first quarter 2007, TSFG implemented an expense reduction initiative, the goal of which is to reduce annual operating expenses from the fourth quarter 2006 run rate (excluding employment contract buyouts and severance, loss on early extinguishment of debt, and Visa-related settlement).
     Salaries, wages, and employee benefits (excluding employment contract buyouts) increased $3.7 million, or 2.2%, in 2007 after rising 11.7% in 2006. Full-time equivalent employees (“FTEs”) as of December 31, 2007 decreased to 2,474 from 2,618 and 2,607 at December 31, 2006 and 2005, respectively. In addition to normal annual salary increases and increased insurance costs which offset the savings associated with the decrease in FTEs, TSFG has invested in several key hires in an effort to strengthen its management team and has incurred additional salary expense in order to attract and retain this talent.
     Occupancy and furniture and equipment expense increased 6.5% in 2007 due primarily to increased rent expense for new and expanded branch locations. Professional services decreased 20.5% for 2007 compared with 2006. In 2006, professional services included outsourcing costs for internal audit projects which are now performed by TSFG’s staff; this decrease was partially offset in 2007 with additional professional services related to the development of TSFG’s strategic initiatives. In addition, most other categories decreased in 2007 compared to 2006 due to the aforementioned expense reduction initiatives implemented in first quarter of 2007.
     During 2007, TSFG recognized a loss on early extinguishment of debt of $2.0 million, primarily from the write-off of unamortized debt issuance costs associated with $131.5 million of subordinated notes and mandatorily redeemable preferred stock, with an average spread of 347 basis points over LIBOR, which TSFG called for redemption. During 2006, TSFG recognized a loss on early extinguishment of debt of $821,000 related to the write-off of unamortized debt issuance costs associated with $38.1 million of subordinated notes, with interest rates ranging from 8.99% to 9.17%, which TSFG called for redemption. See “Borrowed Funds.”
     During 2007, TSFG recorded an $881,000 reserve for losses for Visa-related litigation (shared among Visa and Visa member banks) and recorded $1.2 million in FDIC insurance premiums, as the one-time credit which had been offsetting these premiums for all of 2006 and the first three quarters of 2007 was fully utilized. Both of these expenses were included in other noninterest expenses
   Income Taxes
     The effective income tax rate as a percentage of pretax income was 31.3% in 2007, 29.7% in 2006, and 26.6% in 2005. The 2007 tax rate is lower than the expected tax rate due to the change in the level and mix of pretax income. The 2006 and 2005 tax rates reflect a $5.2 million reduction in federal and state income taxes related to the settlement of certain tax matters and the effect of a

$52.1 million loss on sale of securities, respectively. The blended statutory federal and state income tax rate was approximately 37% during all three periods. TSFG anticipates the effective income tax rate to decrease to between 29% and 31% for 2008.
     On October 5, 2007, TSFG was awarded a $100 million allocation under the New Markets Tax Credits (“NMTC”) program from the Community Development Financial Institution Fund (“CDFI”) of the Department of the Treasury. This award, the first allocation TSFG has received under this initiative, is designed to attract private-sector investment to help finance community development projects, stimulate economic growth and create jobs in lower and moderate income communities by providing tax credits to lenders who have an allocation. The NMTC provides tax credits aggregating 39% of the invested amount over seven years, although a substantial portion of the value gained via the tax credits must be used to benefit the respective projects.
     For further information concerning income tax expense, refer to Item 8, Note 16 to the Consolidated Financial Statements.
Fourth Quarter Summary
     Net income for the three months ended December 31, 2007 totaled $9.0 million, or $0.12 per diluted share, compared with $23.6 million, or $0.31 per diluted share for the fourth quarter 2006.
     Fully tax-equivalent net interest income totaled $96.5 million, a decrease of $1.9 million, or 1.9%, compared with $98.3 million for the fourth quarter of 2006. For fourth quarter 2007, average earning assets decreased 0.9% compared to fourth quarter 2006 principally as a result of the continued reduction of investment securities, partially offset by loan growth.
     The net interest margin for fourth quarter 2007 was 3.09%, compared with 3.12% for fourth quarter 2006. The yield on average earning assets decreased eight basis points, primarily due to a 30 basis point decline in average loan yields, as the Federal Reserve decreased the federal funds rate by 100 basis points during 2007. The average cost of customer funding decreased only two basis points in fourth quarter 2007 compared to the same period in 2006, as deposit repricing has lagged behind the Federal Reserve cuts in the target rate. As a result, average total funding costs decreased five basis points.
     TSFG’s provision for credit losses was $31.9 million in fourth quarter 2007, compared with $8.8 million in fourth quarter 2006. The provision for credit losses in fourth quarter 2007 included $7.9 million related to the Penland Development Loans (see discussion in “Credit Quality”). In addition, the higher provision for credit losses in fourth quarter 2007 was due to continuing weakness in real estate markets as well as downgrades in TSFG’s internal ratings of credits impacted by this weakness. The allowance for loan losses as a percentage of loans held for investment increased to 1.24% at December 31, 2007 from 1.15% at December 31, 2006. Net loan charge-offs, annualized, as a percentage of average loans held for investment increased to 0.92% for fourth quarter 2007 from 0.27% for fourth quarter 2006. Net loan charge-offs in fourth quarter 2007 included $9.2 million of Penland Development Loans.
     Noninterest income totaled $28.7 million for fourth quarter 2007, compared to $29.2 million for fourth quarter 2006. Fourth quarter 2007 noninterest income included a loss on securities of $1.3 million (primarily due to other-than-temporary impairment on non-marketable equity investments) compared with a loss of $239,000 in fourth quarter 2006. Customer fee income, wealth management income, and merchant processing income increased, while mortgage banking income declined as loan origination volume slowed.
     For fourth quarter 2007, noninterest expenses decreased to $80.5 million from $90.0 million for the fourth quarter 2006, as TSFG continued its focus on expenses in keeping with its expense control initiative. This decrease was despite the fact that during fourth quarter 2007, TSFG recorded an $881,000 reserve for losses for Visa-related litigation (shared among Visa and Visa member banks) and recorded $1.2 million in FDIC insurance premiums, as the one-time credit which had been offsetting these premiums for all of 2006 and the first three quarters of 2007 was fully utilized. Fourth quarter 2006 included $5.0 million of contract buyouts and severance which did not recur in fourth quarter 2007.
     In fourth quarter 2007, the effective income tax rate was 20.3% compared with 12.9% for fourth quarter 2006. The fourth quarter 2006 tax rate reflected a $5.2 million reduction in federal and state income taxes related to the settlement of certain tax matters during the quarter.

Enterprise Risk Management
     Risk, to varying degrees and in different forms, is present in virtually all business activities of a financial services organization. In certain activities, the bank proactively assumes risk as a means of generating revenue, while in other activities risk arises by virtue of engaging in that activity. The primary goals of risk management are to ensure that (1) the outcomes of risk-taking activities are within TSFG’s risk tolerance and (2) that there is an appropriate balance between risk and reward to maximize shareholder returns.
     Several key principles guide our enterprise-wide risk management activities. The active participation of the Board and executive and business line management in the risk management process is designed to ensure consistency with risk-taking activities and integrity with these principles which, in varying forms, apply to all business and risk types:
•
Board oversight—The Board approves risk strategies, policies and associated limits; and the Board directly, or through its Risk Review and Capital Committee, receives regular updates on the key risks to TSFG.

•	Accountability—Business units are responsible for identifying and managing risks within their areas, as outlined in their policies and procedures.

•
Monitoring—The risk management functions within the Company seek to provide objective oversight of business unit activities and work with business units to ensure key risks are properly identified and controlled.

•	Independent review—The internal audit group reports directly to the Audit Committee of the Board of Directors and provides an independent assessment of our system of internal controls.
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
     TSFG has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, TSFG manages its exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee (“ALCO”), reviewed by the Risk Committee of the Board, and approved by the Board of Directors. A primary goal of ALCO is to monitor and limit exposure to interest rate risk through implementation of various strategies. These strategies include positioning the balance sheet to minimize fluctuations in income associated with interest rate risk, while maintaining adequate liquidity and capital. As of December 31, 2007, the overall interest rate risk position of TSFG and Carolina First Bank fell within risk guidelines established by ALCO.
     In evaluating interest rate risk, TSFG uses a simulation model to analyze various interest rate scenarios, which take into account potential changes in the shape of the yield curve, forward interest rates implied by current yield curves, and immediate and gradual interest rate shifts. ALCO assesses interest rate risk by comparing the base case scenario results to the various interest rate scenarios. The variations of net income and economic value of equity (“EVE”), as compared with our base case, provide insight into our interest rate risk exposures.

     The assumptions used in this process possess an inherent uncertainty. As a result, we cannot precisely predict the impact of changes in interest rates on net income or the fair value of net assets. Actual results may differ significantly from our projections, due to, but not limited to the following:
•	the timing, magnitude and frequency of interest rate changes;

•	changes in market conditions;

•	differences in the yields on earning assets and costs of interest-bearing liabilities; and

•	actions taken by TSFG to counter such changing market conditions.
     Interest Sensitivity Analysis. The information presented in Tables 26 and 27 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 26 and 27. Primary assumptions include, but are not limited to, the following:
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
     Table 26 reflects the sensitivity of net income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at December 31, 2007 and 2006 levels, respectively.
Table 26
Net Income at Risk Analysis

	Annualized Hypothetical Percentage Change in
	Net Income
	December 31,
Interest Rate Scenario(1)	2007	2006
2.00%	(3.6)%	(2.0)%
1.00	(2.5)	(0.8)
Flat	—	—
(1.00)	(0.1)	1.3
(2.00)	0.5	2.3

(1)	Net income sensitivity is shown for gradual rate shifts over a 12 month period.
     Table 27 reflects the sensitivity of the EVE to changes in interest rates. EVE is a measurement of the inherent, long-term economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 27 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at December 31, 2007 and 2006, respectively, compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at December 31, 2007 and 2006 levels, respectively.

Table 27
Economic Value of Equity Risk Analysis

	Annualized Hypothetical Percentage Change in
	Economic Value of Equity
	December 31,
Interest Rate Scenario(1)	2007	2006
2.00%	(8.7)%	(13.0)%
1.00	(3.4)	(6.3)
Flat	—	—
(1.00)	0.5	3.4
(2.00)	(3.6)	(2.1)

(1)	The rising 100 and 200 basis points and falling 100 and 200 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.
     There are material limitations with TSFG’s models presented in Tables 26 and 27, which include, but are not limited to, the following:
•	the flat scenarios are base case and are not indicative of historical results;

•	they do not project an increase or decrease in net income or the fair value of net assets, but rather the risk to net income and the fair value of net assets because of changes in interest rates;

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
     Derivatives and Hedging Activities. TSFG uses derivative instruments as part of its interest rate risk management activities to reduce risks associated with its lending, investment, deposit taking, and borrowing activities. Derivatives used for interest rate risk management may include interest rate swaps, interest rate floors, options, and futures contracts.
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
     In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheet, included in other assets or other liabilities. See Table 14 for the fair value of TSFG’s derivative assets and liabilities and their related notional amounts. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.
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
     For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2007, commercial and retail loan commitments totaled $2.2 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $153,000 at December 31, 2007. Unused business credit card lines, which totaled $32.9 million at December 31, 2007, are generally for short-term borrowings.
     Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2007 was $184.5 million.
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
     See “Derivative Financial Instruments" under “Balance Sheet Review” for additional information regarding derivatives.
Liquidity
     Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities. Funds are primarily provided by customer funding, wholesale borrowings, principal and interest payments on loans, loan sales, sales of securities available for sale, maturities and paydowns of securities, and earnings. Securities classified as available for sale, which are not pledged, may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for repurchase agreements and public funds deposits. Management believes that TSFG’s available borrowing capacity and efforts to grow deposits are sufficient to provide the necessary funding for 2008.
     In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet its needs. Table 28 summarizes future contractual obligations as of December 31, 2007. Table 28 does not include payments which may be required under employment and deferred compensation agreements (see Item 8, Note 26 of the Consolidated Financial Statements). In addition, Table 28 does not include payments required for interest and income taxes (see Item 8, Consolidated Statements of Cash Flows for details on interest and income taxes paid for 2007).

Table 28
Contractual Obligations
(dollars in thousands)

	Payments Due by Period
		Less
		than 1	1-3	4-5	After 5
	Total	Year	Years	Years	Years
Time deposits	$5,196,708	$3,521,825	$652,183	$329,684	$693,016
Short-term borrowings	1,637,550	1,637,550	—	—	—
Long-term debt	697,377	52,874	135,167	266,179	243,157
Operating leases	181,645	19,094	33,527	29,738	99,286
Expanded corporate facilities contracts	28,659	28,589	70	—	—

Total contractual cash obligations	$7,741,939	$5,259,932	$820,947	$625,601	$1,035,459

     Net cash provided by operations, deposits from customers, and wholesale borrowings have been the primary sources of liquidity for TSFG. TSFG is focusing additional efforts aimed at acquiring new deposits through its established branch network to enhance liquidity and reduce reliance on wholesale borrowing. Liquidity needs are a factor in developing the deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.
     TSFG has the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of December 31, 2007, totaled $223.1 million. At December 31, 2007, TSFG had $273.1 million of unused borrowing capacity from the FHLB. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, treasury tax and loan notes, and the principal run-off of investment securities. At December 31, 2007, TSFG had unused short-term lines of credit totaling $1.9 billion (which may be canceled at the lender’s option).
     The Federal Reserve Bank provides back-up funding for commercial banks. A collateralized borrowing relationship with the Federal Reserve Banks of Richmond is in place for Carolina First Bank to meet emergency funding needs. At December 31, 2007, TSFG had qualifying collateral to secure advances up to $1.4 billion, of which none was outstanding.
     At December 31, 2007, the parent company had three short-term lines of credit totaling $35.0 million. These lines of credit mature June 30, 2008 for $10.0 million, August 10, 2008 for $15.0 million, and November 15, 2008 for $10.0 million. No amounts were outstanding under these lines of credit at December 31, 2007 or during the year 2007.
     TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at December 31, 2007, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.
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

Item 8. Financial Statements and Supplementary Data
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of The South Financial Group, Inc. (“TSFG”) and subsidiaries is committed to enhanced shareholder value, financial stability, and integrity in all dealings. Management has prepared the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America. The statements include amounts that are based on management’s best estimates and judgments. Other financial information in this report is consistent with the Consolidated Financial Statements.
     TSFG’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. TSFG’s internal control system is designed to provide reasonable assurance to TSFG’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. In meeting its responsibility, management relies on its internal control structure that is supplemented by a program of internal audits.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     TSFG’s management assessed the effectiveness of TSFG’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we believe that, as of December 31, 2007, TSFG’s internal control over financial reporting was effective.
     PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited TSFG’s Consolidated Financial Statements and the effectiveness of TSFG’s internal control over financial reporting in accordance with standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of TSFG. In connection with its audit, PricewaterhouseCoopers LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2007. This attestation report “Report of Independent Registered Public Accounting Firm” appears on page 58.
     The Audit Committee, composed entirely of independent directors, meets periodically with management, TSFG’s internal auditors and PricewaterhouseCoopers LLP (separately and jointly) to discuss audit, financial reporting and related matters. PricewaterhouseCoopers LLP and the internal auditors have direct access to the Audit Committee.

Mack I. Whittle, Jr.	James R. Gordon
President and	Executive Vice President
Chief Executive Officer	and Chief Financial Officer
February 28, 2008	February 28, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The South Financial Group, Inc.:
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of The South Financial Group, Inc. and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 28, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The South Financial Group, Inc.:
     We have audited the accompanying consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows of The South Financial Group, Inc. and subsidiaries for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The South Financial Group, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Greenville, South Carolina
March 10, 2006

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
Assets
Cash and due from banks	$290,974	$326,567
Interest-bearing bank balances	5,551	31,264
Securities
Available for sale, at fair value	1,986,212	2,743,456
Held to maturity (fair value $39,782 in 2007 and $52,101 in 2006)	39,691	52,308

Total securities	2,025,903	2,795,764

Loans held for sale	17,867	28,556
Loans held for investment	10,213,420	9,701,867
Less: Allowance for loan losses	(126,427)	(111,663)

Net loans held for investment	10,086,993	9,590,204

Premises and equipment, net	233,852	219,163
Accrued interest receivable	70,464	77,523
Goodwill	651,003	650,492
Other intangible assets, net	27,179	35,076
Other assets	467,798	455,907

Total assets	$13,877,584	$14,210,516

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$1,127,657	$1,280,908
Interest-bearing	8,660,911	8,235,832

Total deposits	9,788,568	9,516,740
Short-term borrowings	1,637,550	1,768,719
Long-term debt	698,340	1,130,475
Accrued interest payable	69,288	68,940
Other liabilities	133,530	163,610

Total liabilities	12,327,276	12,648,484

Commitments and contingencies (Note 20)	—	—

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 72,455,205 shares in 2007 and 75,341,276 shares in 2006	72,455	75,341
Surplus	1,107,601	1,167,685
Retained earnings	386,061	367,261
Guarantee of employee stock ownership plan debt	—	(151)
Accumulated other comprehensive loss, net of tax	(15,809)	(48,104)

Total shareholders’ equity	1,550,308	1,562,032

Total liabilities and shareholders’ equity	$13,877,584	$14,210,516

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Interest Income
Interest and fees on loans	$764,828	$721,020	$568,222
Interest and dividends on securities:
Taxable	103,525	124,850	173,657
Exempt from federal income taxes	11,601	12,819	11,243

Total interest and dividends on securities	115,126	137,669	184,900
Interest on short-term investments	402	1,511	1,175

Total interest income	880,356	860,200	754,297

Interest Expense
Interest on deposits	368,295	291,292	196,689
Interest on short-term borrowings	79,853	86,524	49,381
Interest on long-term debt	49,427	81,013	99,171

Total interest expense	497,575	458,829	345,241

Net Interest Income	382,781	401,371	409,056
Provision for Credit Losses	68,568	32,789	40,592

Net interest income after provision for credit losses	314,213	368,582	368,464
Noninterest Income	113,311	117,905	43,850
Noninterest Expenses	320,848	325,939	316,693

Income before income taxes and discontinued operations	106,676	160,548	95,621
Income taxes	33,400	47,682	25,404

Income from continuing operations	73,276	112,866	70,217
Discontinued operations, net of income tax	—	—	(396)

Net Income	$73,276	$112,866	$69,821

Average Common Shares Outstanding, Basic	73,618	74,940	73,307
Average Common Shares Outstanding, Diluted	74,085	75,543	74,595
Per Common Share, Basic
Income from continuing operations	$1.00	$1.51	$0.96
Discontinued operations	—	—	(0.01)

Net income	$1.00	$1.51	$0.95

Per Common Share, Diluted
Income from continuing operations	$0.99	$1.49	$0.94
Discontinued operations	—	—	—

Net income	$0.99	$1.49	$0.94

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

				Retained	Accumulated
	Shares of			Earnings	Other
	Common	Common		and	Comprehensive
	Stock	Stock	Surplus	Other*	Income (Loss)	Total
Balance, December 31, 2004	71,252,346	$71,252	$1,056,185	$284,519	$(18,496)	$1,393,460
Net income	—	—	—	69,821	—	69,821
Other comprehensive loss, net of tax of $16,015	—	—	—	—	(27,404)	(27,404)

Comprehensive income	—	—	—	—	—	42,417

Cash dividends declared ($0.65 per common share)	—	—	—	(48,055)	—	(48,055)
Common stock activity:
Acquisitions	2,341,462	2,341	75,054	241	—	77,636
Exercise of stock options, including income tax benefit of $4,306	890,757	891	14,500	—	—	15,391
Dividend reinvestment plan	129,176	129	3,335	—	—	3,464
Restricted stock plan	75,218	75	899	314	—	1,288
Employee stock purchase plan	17,903	18	458	—	—	476
Director compensation	14,599	15	413	—	—	428
Common stock purchased by trust for deferred compensation	—	—	—	(503)	—	(503)
Deferred compensation payable in common stock	—	—	—	503	—	503
Other, net	—	—	161	241	—	402

Balance, December 31, 2005	74,721,461	74,721	1,151,005	307,081	(45,900)	1,486,907
Net income	—	—	—	112,866	—	112,866
Other comprehensive loss, net of tax of $1,272	—	—	—	—	(2,204)	(2,204)

Comprehensive income	—	—	—	—	—	110,662

Cash dividends declared ($0.69 per common share)	—	—	—	(51,960)	—	(51,960)
Common stock activity:
Acquisitions	4,991	5	68	—	—	73
Exercise of stock options, including income tax benefit of $1,612	459,317	460	8,111	—	—	8,571
Dividend reinvestment plan	127,303	127	3,092	—	—	3,219
Restricted stock plan	(8,988)	(9)	3,178	—	—	3,169
Employee stock purchase plan	19,057	19	460	—	—	479
Director compensation	18,135	18	461	—	—	479
Common stock released by trust for deferred compensation	—	—	—	289	—	289
Deferred compensation payable in common stock	—	—	—	(289)	—	(289)
Cumulative effect of initial application of SAB 108, net of income tax of $1,858	—	—	—	(3,412)	—	(3,412)
Reversal of unearned compensation upon adoption of SFAS 123R	—	—	(2,301)	2,301	—	—
Stock option expense	—	—	3,483	—	—	3,483
Other, net	—	—	128	234	—	362

Balance, December 31, 2006	75,341,276	75,341	1,167,685	367,110	(48,104)	1,562,032
Net income	—	—	—	73,276	—	73,276
Other comprehensive income, net of tax of $18,292	—	—	—	—	32,295	32,295

Comprehensive income	—	—	—	—	—	105,571

Cash dividends declared ($0.73 per common share)	—	—	—	(53,695)	—	(53,695)
Common stock activity:
Stock repurchase	(3,600,000)	(3,600)	(79,691)	—	—	(83,291)
Acquisitions	7,918	8	183	—	—	191
Exercise of stock options, including income tax benefit of $1,067	476,386	476	8,675	—	—	9,151
Dividend reinvestment plan	149,021	149	3,057	—	—	3,206
Restricted stock plan	39,617	40	3,078	(293)	—	2,825
Employee stock purchase plan	19,378	19	402	—	—	421
Director compensation	22,098	22	512	—	—	534
Common stock released by trust for deferred compensation	—	—	—	122	—	122
Deferred compensation payable in common stock	—	—	—	(122)	—	(122)
Cumulative effect of initial application of FIN 48	—	—	—	(488)	—	(488)
Stock option expense	—	—	3,657	—	—	3,657
Other, net	(489)	—	43	151	—	194

Balance, December 31, 2007	72,455,205	$72,455	$1,107,601	$386,061	$(15,809)	$1,550,308

*	Other includes guarantee of employee stock ownership plan debt, deferred compensation, and (prior to January 1, 2006) nonvested restricted stock.
See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$73,276	$112,866	$69,821
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	33,963	40,504	48,973
Provision for credit losses	68,568	32,789	40,592
Share-based compensation expense	7,469	6,418	1,720
Loss (gain) on securities	4,623	(4,037)	52,139
Loss (gain) on trading and certain derivative activities	1,197	(3,150)	13,613
Gain on sale of mortgage loans	(5,179)	(7,022)	(6,607)
Loss on early extinguishment of debt	2,029	821	7,101
Loss (gain) on disposition of premises and equipment	70	(476)	(458)
Loss on disposition of other real estate owned	401	341	43
Deferred income tax expense (benefit)	7,426	5,674	(11,854)
Excess tax benefits from share-based compensation	(1,067)	(1,612)	—
Loss on indirect auto loans	—	5,129	—
Gain on disposition of assets and liabilities	—	(2,498)	—
Origination of loans held for sale	(411,539)	(632,920)	(526,490)
Sale of loans held for sale and principal repayments	454,948	565,832	514,755
(Increase) decrease in other assets	(6,364)	6,499	(44,254)
(Decrease) increase in other liabilities	(12,894)	22,231	58,730

Net cash provided by operating activities	216,927	147,389	217,824

Cash Flows from Investing Activities
Sale of securities available for sale	309,110	40,274	2,903,526
Maturity, redemption, call, or principal repayments of securities available for sale	483,630	355,569	992,708
Maturity, redemption, call, or principal repayments of securities held to maturity	12,655	10,206	12,385
Purchase of securities available for sale	(12,616)	(38,267)	(2,869,204)
Purchase of securities held to maturity	(140)	—	—
Origination of loans held for investment, net of principal repayments	(601,055)	(591,378)	(1,069,808)
Sale of loans held for investment	—	353,044	—
Sale of other real estate owned	4,746	11,705	7,850
Sale of premises and equipment	445	6,004	11,338
Purchase of premises and equipment	(35,658)	(50,991)	(51,577)
Disposition of assets and liabilities, net	—	(22,655)	—
Cash equivalents acquired, net of payment for purchase acquisitions	(363)	(374)	71,101

Net cash provided by investing activities	160,754	73,137	8,319

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Financing Activities
Increase in deposits	$249,876	$311,011	$1,240,031
(Decrease) increase in short-term borrowings	(132,959)	292,556	(200,065)
Issuance of long-term debt	126,290	127,321	1,638,743
Payment of long-term debt	(557,726)	(918,509)	(2,715,340)
Cash dividends paid on common stock	(53,493)	(51,097)	(46,750)
Repurchase of common stock	(83,291)	—	—
Excess tax benefits from share-based compensation	1,067	1,612	—
Other common stock activity	11,249	11,706	15,427

Net cash used for financing activities	(438,987)	(225,400)	(67,954)

Net change in cash and cash equivalents	(61,306)	(4,874)	158,189
Cash and cash equivalents at beginning of year	357,831	362,705	204,516

Cash and cash equivalents at end of year	$296,525	$357,831	$362,705

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$492,913	$442,237	$311,935
Income taxes paid, net	30,313	19,466	45,072
Significant non-cash investing and financing transactions:
Decrease (increase) in unrealized loss on available for sale securities	26,461	(1,667)	(44,111)
Loans transferred from held for sale to held for investment	59	97,196	—
Loans transferred to other real estate owned	8,173	5,616	8,323
Security sales, redemptions and calls settled subsequent to period-end	—	—	2,569
Business combinations:
Fair value of assets acquired (includes cash and cash equivalents)	554	572	515,276
Fair value of common stock issued and stock options recognized	(191)	(73)	(77,636)
Cash paid	(363)	(381)	(36,257)

Liabilities assumed	—	118	401,383

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
Nature of Operations
     TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, merchant processing, mortgage, treasury services, and wealth management (which consists of benefits administration, insurance, private banking, retail investment, and trust and investment management). TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First Bank) and in Florida (as Mercantile Bank). TSFG also owns several non-bank subsidiaries. At December 31, 2007, TSFG operated through 79 branch offices in South Carolina, 66 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina. Prior to July 1, 2007, TSFG’s Florida banking operations were conducted through a separate banking subsidiary, Mercantile Bank. However, effective July 1, 2007, Mercantile Bank was merged with and into Carolina First Bank. Subsequent to the merger, the former Mercantile Bank now operates as a division of Carolina First Bank, still under the name “Mercantile Bank.”
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
     TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity’s activities. TSFG consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. At December 31, 2007, TSFG had six subsidiaries that were VIEs for which TSFG was not the primary beneficiary. Accordingly, the accounts of these statutory business trusts (“Trusts”) were not included in TSFG’s Consolidated Financial Statements. At December 31, 2007 and 2006, the Trusts had outstanding trust preferred securities with an aggregate par value of $200.5 million and $173.5 million, respectively. At December 31, 2007 and 2006, the principal assets of the Trusts are $206.7 million and $178.9 million, respectively, of the Company’s subordinated notes with identical rates of interest and maturities as the trust preferred securities (see Note 19). At December 31, 2007 and 2006, the Trusts have issued $6.2 million and $5.4 million, respectively, of common securities to the Company. The Company records interest expense on the subordinated debt and recognizes the dividend income on the common stock of the trust entities.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the 2007 presentations. Specifically, in 2007, TSFG began presenting its merchant income, debit card income, and retail investment services income net of certain related amounts (see Note 3). In addition, TSFG reclassified certain deposit balances from time deposits under $100,000 to time deposits of $100,000 or more (see Note 15). Amounts for prior periods have been reclassified to conform to the current presentation. These reclassifications had no impact on total deposits, shareholders’ equity, or net income.
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
     Loans are charged-off (if unsecured) or written-down (if secured) when losses are reasonably quantifiable. Commercial loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when full collection of principal and interest becomes doubtful or when they become 90-days delinquent. Consumer loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when they become greater than 120 days past due or upon determination that full collection of principal and interest is doubtful. Mortgage loans are generally placed in nonaccrual status when they become greater than 150 days past due or upon determination that full collection of principal and interest is doubtful. Once placed in nonaccrual, in the event the net realizable liquidation value of the collateral is less than the principal balance of the mortgage loan, the anticipated deficiency balance is charged off at the conclusion of the foreclosure sale.
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
     TSFG also offers various derivatives, including interest rate, commodity, equity, credit, and foreign exchange contracts, to its customers; however TSFG neutralizes its market risk exposure with offsetting financial contracts from third party dealers. All derivative contracts associated with these programs are carried at fair value and are not considered hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
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
     By using derivative instruments, TSFG is also exposed to credit risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, equals the fair value gain in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes TSFG. When the fair value of a derivative is negative, no credit risk exists since TSFG owes the counterparty and the counterparty has the credit risk to TSFG. TSFG minimizes the credit risk in derivative instruments by entering into transactions with highly rated counterparties, which management confirms with its own analysis.
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

Foreclosed Property
     Other real estate owned, included in other assets, is comprised of real estate properties acquired in partial or total satisfaction of problem loans. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the property is classified as held for sale when the sale is probable and is expected to occur within one year. The property is initially carried at the lower of cost or estimated fair value less estimated selling costs. Principal losses existing at the time of acquisition of such properties are charged against the allowance for loan losses. Interest losses are charged to interest income. Subsequent write-downs that may be required to the carrying value of these properties and gains and losses realized from the sale of other real estate owned are included in other noninterest income. Costs related to the development and improvements of such property are capitalized, whereas the costs related to holding the property are charged to expense. Other real estate owned totaled $6.5 million and $3.4 million at December 31, 2007 and 2006, respectively.
     Personal property repossessions are acquired in partial or total satisfaction of problem loans and are included in other assets. These repossessions are initially carried at the lower of cost or estimated fair value. Principal losses existing at the time of acquisition of such personal properties are charged against the allowance for loan losses. Personal property repossessions totaled $1.8 million and $900,000 at December 31, 2007 and 2006, respectively.
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
Income Taxes
     TSFG accounts for income taxes under the asset and liability method. The federal taxable operating results of TSFG and its eligible subsidiaries are included in its consolidated federal income tax return. Each subsidiary included in the consolidated federal income tax return receives an allocation of federal income taxes due to the Parent Company or is allocated a receivable from the Parent Company to the extent tax benefits are realized. Where federal and state tax laws do not permit consolidated or combined income tax returns, applicable separate subsidiary federal or state income tax returns are filed and payment, if any, is remitted directly to the federal or state governments from such subsidiary. In addition, TSFG periodically reviews the sustainability of its federal and state income tax positions and, if necessary, in accordance with FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” records contingent tax liabilities.

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
Share-Based Compensation
     In 2006, TSFG adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option pricing model (see Note 25).
     TSFG had several share-based employee compensation plans, which are described more fully in Note 25. Prior to January 1, 2006, TSFG accounted for its option plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB Opinion 25”), as permitted by SFAS 123. No stock-based employee compensation cost was recognized in net income related to these stock options for the year ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, TSFG adopted SFAS 123R using the modified prospective transition method. Under that method of transition, compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Since this compensation cost is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. TSFG has elected to expense future grants of awards with graded vesting on a straight-line basis over the requisite service period of the entire award. Results for prior periods have not been restated.
     Prior to the adoption of SFAS 123R, TSFG presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Cash flows from financing activities for 2007 and 2006 included $1.1 million and $1.6 million, respectively, in cash inflows from excess tax benefits related to stock compensation. TSFG has elected the “short-cut method” to determine the pool of windfall tax benefits.

     The following table provides pro forma net income and earnings per share information, as if TSFG had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation option plans for the periods presented (dollars in thousands, except per share data). Since SFAS 123R was adopted as of January 1, 2006, no pro forma presentation of 2007 or 2006 is required.

2005
Net Income
Net income, as reported	$69,821
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of income tax	(2,381)

Pro forma net income	$67,440

Basic Earnings Per Share
As reported	$0.95
Pro forma	0.92

Diluted Earnings Per Share
As reported	$0.94
Pro forma	0.90
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
Business Segments
     TSFG reports operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. TSFG has three reportable operating segments: South Carolina Bank, North Carolina Bank, and Florida Bank (see Note 30).
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

Recently Adopted Accounting Pronouncements
   Accounting for Purchases of Life Insurance
     In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. Issue No. 06-5 concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. TSFG adopted this standard in the first quarter of 2007 with no significant impact on the Consolidated Financial Statements.
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
   Accounting for Certain Hybrid Financial Instruments
     In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. In December 2006, the FASB issued a narrow exception to SFAS 155 in the form of a Derivative Implementation Guide that would exempt most securitized financial instruments that are subject to prepayment from the bifurcation requirements of SFAS 155 and SFAS 133. The Company adopted this standard in the first quarter of 2007 with no significant impact on its Consolidated Financial Statements.
   Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, although the FASB has deferred the effective date for one year for nonfinancial assets and liabilities. TSFG adopted this standard for financial assets and liabilities effective January 1, 2008 with no significant impact on its Consolidated Financial Statements.
   Endorsement Split-Dollar Life Insurance Arrangements
     In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. TSFG currently has several arrangements as described by EITF 06-4. TSFG adopted this standard effective January 1, 2008 with no significant impact on its Consolidated Financial Statements.
   Fair Value Option for Financial Assets and Financial Liabilities
     On February 15, 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. TSFG adopted this standard effective January 1, 2008 and elected to account for its portfolio of mortgage loans held for sale at fair value with no significant impact on its Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
   Business Combinations
     On December 4, 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations,” which requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” SFAS 141R is effective for business combinations closing in fiscal years beginning after December 15, 2008. TSFG expects SFAS 141R to have a significant impact on its accounting for business combinations, if any, closing on or after January 1, 2009.
   Noncontrolling Interests in Consolidated Financial Statements
     On December 4, 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and TSFG does not expect the adoption of this standard to have a significant impact on its Consolidated Financial Statements.

Note 2. Accumulated Other Comprehensive (Loss) Income
     The following summarizes accumulated other comprehensive (loss) income, net of tax (in thousands) for the years ended December 31:

	2007	2006	2005
Net Unrealized Losses on Securities Available for Sale
Balance at beginning of year	$(47,378)	$(46,350)	$(18,496)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	23,129	(1,654)	(96,250)
Income tax (expense) benefit	(8,682)	634	35,605
Less: Reclassification adjustment for losses (gains) included in net income	3,332	(13)	52,139
Income tax (benefit) expense	(1,166)	5	(19,348)

	16,613	(1,028)	(27,854)

Balance at end of year	(30,765)	(47,378)	(46,350)

Net Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of year	(726)	450	—
Other comprehensive (loss) income:
Unrealized gain (loss) on change in fair values	24,678	(113)	692
Income tax (expense) benefit	(8,637)	40	(242)
Less: Amortization of terminated swaps	(552)	(1,696)	—
Income tax expense	193	593	—

	15,682	(1,176)	450

Balance at end of year	14,956	(726)	450

	$(15,809)	$(48,104)	$(45,900)

Total other comprehensive income (loss)	$32,295	$(2,204)	$(27,404)
Net income	73,276	112,866	69,821

Comprehensive income	$105,571	$110,662	$42,417

Note 3. Noninterest Income and Noninterest Expenses
     The following presents the details for noninterest income and noninterest expenses (in thousands) for the years ended December 31:

	2007	2006	2005
Noninterest Income
Service charges on deposit accounts	$44,519	$45,041	$42,645
Debit card income, net (1)	7,182	5,437	4,111
Customer service fee income	5,648	4,467	4,049

Total customer fee income	57,349	54,945	50,805

Insurance income	12,029	12,025	7,447
Retail investment services, net (2)	7,902	6,533	5,922
Trust and investment management income	6,595	6,124	4,819
Benefits administration fees	3,261	2,933	2,693

Total wealth management income	29,787	27,615	20,881

Bank-owned life insurance income	13,344	11,636	11,608
Mortgage banking income	6,053	8,155	7,434
Merchant processing income, net (3)	3,263	2,307	1,874
(Loss) gain on securities	(4,623)	4,037	(52,139)
(Loss) gain on trading and certain derivative activities	(1,197)	3,150	(3,253)
Gain on disposition of assets and liabilities	—	2,498	—
Loss on indirect auto loans	—	(5,129)	—
Other	9,335	8,691	6,640

Total noninterest income	$113,311	$117,905	$43,850

Noninterest Expenses
Salaries and wages	$139,391	$140,331	$128,177
Employee benefits	37,098	35,739	34,802
Occupancy	34,659	31,802	27,764
Furniture and equipment	26,081	25,216	23,301
Professional services	17,062	21,462	22,820
Amortization of intangibles	7,897	8,775	8,637
Advertising and business development	7,401	9,894	8,627
Telecommunications	5,668	5,630	5,802
Loss on early extinguishment of debt	2,029	821	7,101
Merger-related costs	—	—	4,009
Other	43,562	46,269	45,653

Total noninterest expenses	$320,848	$325,939	$316,693

(1)
In 2007, TSFG began presenting its debit card income net of related expenses. Debit card expense totaled (in thousands) $2,363, $2,832, and $2,437, respectively, for the years ended December 31, 2007, 2006, and 2005. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(2)
In 2007, TSFG began presenting its retail investment services income net of certain revenue sharing arrangements with a third party. Such amounts for these arrangements totaled (in thousands) $996, $1,099, and $980, respectively, for the years ended December 31, 2007, 2006, and 2005. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(3)
In 2007, TSFG began presenting its merchant income net of direct processing costs. Direct merchant processing costs totaled (in thousands) $14,801, $10,215, and $7,943, respectively, for the years ended December 31, 2007, 2006, and 2005. Amounts presented for prior periods have been reclassified to conform to the current presentation.

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
Lossing Insurance Agency
     On November 1, 2005, TSFG acquired the assets and certain liabilities of Lossing Insurance Agency, Inc. (“Lossing”), an independent insurance agency based in Ocala, Florida. TSFG paid $5.6 million cash (including $321,000 paid in each of 2007 and 2006 under an earn-out provision), recorded net liabilities assumed totaling $905,000, recorded a customer list intangible asset of $2.2 million, and recorded goodwill of $4.4 million. The customer list intangible is being amortized over its estimated useful life of 16 years based on the declining balance method. In addition to the earn-outs paid in 2006 and 2007, TSFG agreed to make annual earn-out payments for each of October 31, 2008 and 2009. These earn-out payments are based on targeted earnings achievement and, if paid, would increase goodwill.
Bowditch Insurance Corporation
     On June 6, 2005, TSFG acquired Bowditch Insurance Corporation (“Bowditch”), an independent insurance agency based in Jacksonville, Florida. TSFG issued 89,077 shares of TSFG common stock valued at $2.4 million and paid $2.1 million cash (including 1,738 shares issued in 2007 and $41,000 cash paid in 2007 under an earn-out provision), recorded net liabilities assumed totaling $1.1 million, recorded a customer list intangible asset of $2.3 million, and recorded goodwill of $3.3 million. The customer list intangible is being amortized over its estimated useful life of 17 years based on the declining balance method. In addition to the 2007 earn-out, TSFG agreed to make annual earn-out payments, approximately 50% in cash and 50% in shares of common stock valued at the time of issuance for each of May 31, 2008 and 2009. These earn-out payments are based on targeted earnings achievement and, if paid, would increase goodwill.
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
Amortization of Premiums and Discounts
     Premiums and discounts that resulted from recording the assets and liabilities acquired through bank acquisitions at their respective fair values are being amortized and accreted using methods that approximate a constant effective yield over the life of the assets and liabilities. This net amortization decreased income before income taxes by $579,000, $2.6 million, and $1.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 5. Disposition of Assets and Liabilities
     In September 2006, Carolina First Bank completed the sale of its branch office in Mullins, South Carolina. In connection with the sale of this branch, TSFG recorded a gain of $2.5 million and transferred deposits of $27.9 million and loans of $2.6 million to the purchaser.
     In March 2005, TSFG sold the former Beacon Manufacturing Company facility in Swannanoa, North Carolina to an independent third party. This facility was acquired as part of its 2003 acquisition of MountainBank Financial Corporation (“MBFC”). MBFC had acquired this facility through a foreclosure proceeding in June 2003. In September 2003, a fire and apparent vandalism resulted in virtually the complete destruction of the facility, as well as a release of fuel oil and other materials. In accordance with the sale contract, TSFG has no future obligations for environmental remediation costs related to this matter. During the first quarter of 2005, in connection with this sale of other real estate owned (with a book value included in other assets of $300,000), TSFG received cash of $200,000, recorded a loan held for investment of $800,000, and recognized a gain on sale of other real estate owned (included in other noninterest income) of $700,000.
Note 6. Discontinued Operations
     As part of its bank acquisition process, TSFG evaluates whether the products and services offered by the acquired institution provide the proper balance of profitability and risk. Based on this assessment of Florida Banks, Inc. (“Florida Banks”), which TSFG acquired in July 2004, TSFG decided in the third quarter 2004 to discontinue the wholesale mortgage operations acquired from Florida Banks, which was substantially completed in the first quarter 2005. For the year ended December 31, 2005, the pre-tax loss related to the wholesale mortgage operations totaled $612,000 and the after-tax loss of $396,000 was recognized as discontinued operations in the consolidated statement of income.
Note 7. Restrictions on Cash and Due From Banks
     TSFG is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 2007 and 2006 were $87.0 million and $81.7 million, respectively.
     At December 31, 2007 and 2006, TSFG had restricted cash totaling $50,000 and $505,000, respectively, collateralizing derivative financial instruments.

Note 8. Securities
     The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31 were as follows:

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$27,081	$511	$—	$27,592
U.S. Government agencies	502,659	1,142	230	503,571
Agency mortgage-backed securities	1,138,352	289	50,214	1,088,427
State and municipals	302,775	919	1,108	302,586
Other investments	64,186	1,402	1,552	64,036

	$2,035,053	$4,263	$53,104	$1,986,212

Securities Held to Maturity
State and municipals	$39,451	$209	$118	$39,542
Other investments	240	—	—	240

	$39,691	$209	$118	$39,782

	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities Available for Sale
U.S. Treasury	$169,095	$57	$2,433	$166,719
U.S. Government agencies	666,308	20	13,294	653,034
Agency mortgage-backed securities	1,455,818	137	55,667	1,400,288
State and municipals	346,164	304	4,980	341,488
Other investments	181,373	3,474	2,920	181,927

	$2,818,758	$3,992	$79,294	$2,743,456

Securities Held to Maturity
State and municipals	$52,208	$248	$455	52,001
Other investments	100	—	—	100

	$52,308	$248	$455	$52,101

     At December 31, 2007, other investments in securities available for sale included the following (recorded at the estimated fair value): corporate bonds of $20.4 million, FHLB stock of $35.3 million, community bank stocks of $5.0 million, and other equity investments of $3.3 million. At December 31, 2006, other investments in securities available for sale included the following (recorded at the estimated fair value): corporate bonds of $113.4 million, FHLB stock of $52.2 million, community bank stocks of $12.4 million, and other equity investments of $3.9 million.

     The amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31, 2007, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The estimated fair value of securities was determined using quoted market prices.

	December 31, 2007
	Amortized	Estimated
	Cost	Fair Value
Securities Available for Sale
Due in one year or less	$131,587	$127,669
Due after one year through five years	724,941	695,082
Due after five years through ten years	574,311	567,151
Due after ten years	561,570	553,421
No contractual maturity	42,644	42,889

	$2,035,053	$1,986,212

Securities Held to Maturity
Due in one year or less	$11,624	$11,641
Due after one year through five years	23,099	23,208
Due after five years through ten years	4,968	4,933
Due after ten years	—	—
No contractual maturity	—	—

	$39,691	$39,782

     Gross realized gains, gross realized losses, and sale proceeds for available for sale securities (in thousands) for the years ended December 31 are summarized as follows. These net gains or losses are shown in noninterest income as gain (loss) on securities.

	2007	2006	2005
Gross realized gains	$2,795	$4,722	$6,003
Gross realized losses	(7,418)	(685)	(58,142)

Net gain (loss) on securities	$(4,623)	$4,037	$(52,139)

Sale proceeds	$309,110	$40,274	$2,903,526

     At December 31, 2007 and 2006, TSFG had no investment securities classified as trading. In 2007, 2006 and 2005, TSFG had no change in net unrealized holding gains on trading securities.
     Securities with market values of approximately $1.8 billion and $2.3 billion at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes. The amortized cost totaled approximately $1.9 billion and $2.3 billion for these same periods.
     Carolina First Bank, as a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, is required to own capital stock in the FHLB of Atlanta based generally upon its balances of residential mortgage loans, select commercial loans secured by real estate, and FHLB advances. FHLB capital stock, which is included in other investments, is pledged to secure FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value.

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31 were as follows (in thousands):

	2007
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Government agencies	—	—	51,775	230	51,775	230
Agency mortgage-backed securities	67,150	512	1,003,886	49,702	1,071,036	50,214
State and municipals	4,641	3	157,857	1,105	162,498	1,108
Other investments	7,836	1,552	—	—	7,836	1,552

	$79,627	$2,067	$1,213,518	$51,037	$1,293,145	$53,104

Securities Held to Maturity
State and municipals	$813	$1	$15,136	$117	$15,949	$118

	2006
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. Treasury	$3	$—	$164,629	$2,433	$164,632	$2,433
U.S. Government agencies	129,597	698	520,778	12,596	650,375	13,294
Agency mortgage-backed securities	122,674	597	1,264,180	55,070	1,386,854	55,667
State and municipals	44,899	194	263,643	4,786	308,542	4,980
Other investments	26,299	786	78,522	2,134	104,821	2,920

	$323,472	$2,275	$2,291,752	$77,019	$2,615,224	$79,294

Securities Held to Maturity
State and municipals	$509	$1	$21,668	$454	$22,177	$455

     At December 31, 2007, TSFG had 656 individual investments that were in an unrealized loss position. The unrealized losses on investments in U.S. Treasury, U.S. Government agencies, agency mortgage-backed securities, and state and municipals summarized above were attributable to increases in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold these debt securities until a market price recovery or maturity. Therefore, at December 31, 2007, these investments are not considered impaired on an other-than-temporary basis.
     In June 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its corporate bond portfolio due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy and related credit risk considerations. In July 2007, TSFG sold approximately $70 million of corporate bonds and recognized an additional loss on sale of approximately $300,000. The remaining $20.4 million are being held until the unrealized loss recovers or until maturity.
     At December 31, 2007, TSFG’s equity investments with unrealized losses are not considered impaired on an other-than-temporary basis due to the lack of severity and duration of the impairments.
     TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. In 2007, 2006, and 2005, TSFG recorded $2.0 million, $126,000 and $1.5 million, respectively, in other-than-temporary impairment on these investments. At December 31, 2007, TSFG’s investment in these entities totaled $16.4 million, of which $6.9 million were accounted for under the cost method and $9.5 million were accounted for under the equity method. At December 31, 2006, TSFG’s investment in these entities totaled $20.5 million, of which $11.8 million were accounted for under the cost method and $8.7 million were accounted for under the equity method.
Note 9. Loans
     The following is a summary of loans held for investment by category (in thousands) at December 31:

	2007	2006
Commercial, financial and agricultural	$2,309,294	$2,152,375
Real estate — construction	1,763,365	1,630,366
Real estate — residential mortgages (1-4 family)	1,390,729	1,416,005
Commercial secured by real estate	3,946,440	3,727,316
Consumer	803,592	775,805

Loans held for investment	$10,213,420	$9,701,867

Included in the above:
Nonaccrual loans	$81,631	$37,168

Loans past due 90 days still accruing interest	$5,349	$3,129

     The following tables summarize information on impaired loans (in thousands) at and for the years ended December 31:

	2007	2006	2005
Impaired loans (year end)	$68,102	$28,733	$16,911
Related allowance (year end)	11,340	6,686	4,336
Interest income recognized	59	—	—
Foregone interest	3,437	1,665	1,200
     The average recorded investment in impaired loans for the years ended December 31, 2007, 2006, and 2005 was $40.4 million, $26.3 million, and $25.6 million, respectively. Impaired loans totaling $32.2 million, $16.8 million and $6.6 million at December 31, 2007, 2006 and 2005, respectively, had a specific allowance of zero. At December 31, 2007, 2006 and 2005, impaired loans included $1.7 million, $500,000 and $1.9 million, respectively, in restructured loans.
     TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate dollar amount of these outstanding loans was $35.5 million, $48.9 million, and $39.5 million at December 31, 2007, 2006, and 2005, respectively. During 2007, new loans of $10.7 million were made, and payments totaled $24.1 million. During 2006, new loans of $31.0 million were made, and payments totaled $21.6 million.
     Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk (whether on- or off-balance sheet) arising from financial instruments can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration to any individual client. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by commercial real estate. At December 31, 2007, the Company had $3.9 billion in commercial real estate loans, representing 38.6% of total loans held for investment. A geographic concentration arises because the Company operates primarily in the Southeastern region of the United States.

     During the second quarter of 2006, TSFG identified and sold $359.6 million of indirect auto loans originally classified as loans held for investment and recorded a $3.5 million loss on the sale. In connection with the sale, TSFG transferred $3.1 million out of the allowance for loan losses. Indirect auto loan production for the months of June and July 2006 was originally classified as held for sale at loan origination based on management’s intent to sell these loans. For the year ended December 31, 2006, TSFG recorded a loss on indirect auto loans of $5.1 million, which included lower of cost or market adjustments on the loans held for sale, losses on swaps economically hedging the anticipated monthly sale of the loans, and the $3.5 million loss on sale mentioned above. There were no indirect auto loan sales in 2007 or 2005.
     On July 31, 2006, TSFG changed its original intent to sell these loans and decided to retain these loans and transferred them to the held for investment portfolio. This change in intent was based on the expectation of improved profitability margins associated with this portfolio as a result of specific actions taken by management, as well as the challenges associated with selling indirect auto loans for a gain. The previously recorded lower of cost or market adjustments, which totaled $1.2 million, on these loans will be amortized over the remaining life of the loans. For the years ended December 31, 2007 and 2006, interest income included $344,000 and $165,000 of income representing amortization of the lower of cost or market adjustment. In addition, all subsequent originations have been recorded as loans held for investment.
Note 10. Allowance for Credit Losses
     The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses for each of the years in the three-year period ended December 31, 2007 are presented below (in thousands).

	2007	2006	2005
Allowance for loan losses
Balance at beginning of year	$111,663	$107,767	$96,434
Purchase accounting adjustments	—	—	3,741
Allowance adjustment for loans sold	—	(3,089)	—
Provision for loan losses	67,325	33,347	39,493
Loans charged off	(59,408)	(36,623)	(39,214)
Recoveries of loans previously charged off	6,847	10,261	7,313

Balance at end of year	$126,427	$111,663	$107,767

Reserve for unfunded lending commitments
Balance at beginning of year	$1,025	$1,583	$484
Provision for (reversal of) unfunded lending commitments	1,243	(558)	1,099

Balance at end of year	$2,268	$1,025	$1,583

Allowance for credit losses
Balance at beginning of year	$112,688	$109,350	$96,918
Purchase accounting adjustments	—	—	3,741
Allowance adjustment for loans sold	—	(3,089)	—
Provision for credit losses	68,568	32,789	40,592
Loans charged off	(59,408)	(36,623)	(39,214)
Recoveries of loans previously charged off	6,847	10,261	7,313

Balance at end of year	$128,695	$112,688	$109,350

Note 11. Premises and Equipment
     Premises and equipment at December 31 are summarized (in thousands) as follows:

	2007	2006
Land and land improvements	$53,360	$51,720
Buildings	85,156	79,669
Furniture, fixtures and equipment	121,502	118,165
Capitalized software	31,967	27,122
Leasehold improvements	51,576	46,056
Construction in progress	19,287	8,343

	362,848	331,075
Less accumulated depreciation and amortization	128,996	111,912

	$233,852	$219,163

     During 2007, TSFG capitalized $505,000 of interest related to construction in progress. Depreciation and amortization of premises and equipment totaled $20.5 million, $19.8 million, and $18.6 million in 2007, 2006, and 2005, respectively. At December 31, 2007, there were no land or buildings pledged as collateral for long-term debt.
Note 12. Goodwill
     Effective January 1, 2007, TSFG changed its segment methodology from a legal entity structure to a business segment structure along geographic lines (see Note 30). The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the years ended December 31, 2007 and 2006:

	South	North
	Carolina	Carolina	Florida
	Bank	Bank	Bank	Other	Total
Balance, December 31, 2005	$118,938	$87,829	$437,903	$3,237	$647,907
Purchase accounting adjustments	293	71	2,221	—	2,585

Balance, December 31, 2006	119,231	87,900	440,124	3,237	650,492
Purchase accounting adjustments	89	61	414	—	564
Other	(53)	—	—	—	(53)

Balance, December 31, 2007	$119,267	$87,961	$440,538	$3,237	$651,003

     The goodwill for each reporting unit was evaluated for impairment as of June 30, 2007 in accordance with SFAS 142. TSFG will continue to perform this evaluation annually as of June 30th each year. The fair value of each reporting unit was estimated using a cash flow approach based upon the present value of expected future cash flows and a market approach based upon recent purchase transactions and public company market values. These valuations indicated that no impairment charge was required as of June 30, 2007. During fourth quarter 2007, TSFG’s common stock price declined such that it traded below book value for much of the quarter. The duration of the decline in stock price prompted TSFG to perform an interim impairment evaluation of a significant portion of the recorded goodwill as of December 31, 2007. This interim evaluation indicated that no impairment charge was required as of December 31, 2007, and there have been no events or circumstances since that date indicating impairment.

Note 13. Other Intangible Assets
     Other intangible assets, net of accumulated amortization, at December 31 are summarized as follows (in thousands):

	2007	2006
Core deposit intangible	$58,895	$58,895
Less accumulated amortization	(37,168)	(31,505)

	21,727	27,390

Non-compete agreement intangible	5,672	5,672
Less accumulated amortization	(4,989)	(3,735)

	683	1,937

Customer list intangible	7,797	7,797
Less accumulated amortization	(3,028)	(2,048)

	4,769	5,749

	$27,179	$35,076

     The following presents the details for amortization expense of intangible assets (in thousands) for the years ended December 31:

	2007	2006	2005
Core deposit intangible	$5,663	$6,362	$6,680
Non-compete agreement intangible	1,254	1,305	1,331
Customer list intangible	980	1,108	626

Total amortization expense of intangible assets	$7,897	$8,775	$8,637

     The estimated amortization expense for amortizable intangible assets (in thousands) for the years ended December 31 is as follows:

		Non-
	Core	Compete	Customer
	Deposit	Agreement	List
	Intangible	Intangible	Intangible	Total
2008	$4,684	$471	$847	$6,002
2009	3,830	210	737	4,777
2010	3,396	2	644	4,042
2011	3,007	—	565	3,572
2012	2,255	—	478	2,733
Aggregate total for all years thereafter	4,555	—	1,498	6,053

	$21,727	$683	$4,769	$27,179

Note 14. Derivative Financial Instruments and Hedging Activities
     The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) at December 31 are presented below.

	2007			2006
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with borrowing activities	$—	$—	$—	$143	$—	$183,000
Interest rate swaps associated with lending activities	20,114	—	830,000	1,979	3,408	870,000
Interest rate floor associated with lending activities	4,531	—	200,000	1,564	—	200,000

Fair Value Hedges
Interest rate swaps associated with brokered CDs	672	8,235	988,477	—	33,541	1,167,585

Other Derivatives
Forward foreign currency contracts	5	5	653	36	36	18,119
Customer swap contracts	5,065	5,065	238,224	918	918	155,448
Options, interest rate swaps and other	5,807	7,712	161,832	5,318	5,004	123,398

	$36,194	$21,017	$2,419,186	$9,958	$42,907	$2,717,550

     At December 31, 2007, TSFG’s fair value hedges include interest rate swaps to convert the payment profile on certain brokered CDs from a fixed rate to a floating rate based on LIBOR and to similarly convert exposure taken on through the issuance of equity-linked and inflation-indexed certificates of deposit.
     TSFG’s cash flow hedges include the following: interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans; and an interest rate floor which protects the Company from decreases in the hedged cash flows on certain prime-based interest receipts below the strike rate on the floor. Amounts included in other comprehensive income related to cash flow hedges represent unrealized gains or losses on derivative contracts which will be reported in earnings over time as net cash settlements. TSFG estimates that $9.1 million of net unrealized gains will be reclassified as earnings during 2008.  With respect to these cash flow hedges, forecasted transactions are being hedged through 2012. There were no significant cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for 2007, 2006, or 2005.
     At December 31, 2007 and 2006, certain derivative liabilities were collateralized by approximately $50,000 and $505,000, respectively, in cash. Certain derivative liabilities were also collateralized by securities, which are held by third-party safekeepers. The approximate amortized cost and fair value of these securities at December 31, 2007 were $8.7 million and $8.6 million, respectively. The approximate amortized cost and fair value of these securities at December 31, 2006 were $29.7 million and $28.8 million, respectively.
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

     In 2007, 2006, and 2005 noninterest income included $1.2 million of net losses, $3.2 million of net gains, and $3.3 million of net losses, respectively, for certain derivative activities. These gains and losses include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133 (see Note 1), as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness for fair value hedges, which totaled losses of $481,000, $88,000, and $181,000, respectively, for the years ended December 31, 2007, 2006, and 2005; and other miscellaneous items.
Note 15. Deposits
     Deposits (in thousands) at December 31 are summarized in the table below.

	2007	2006
Noninterest-bearing demand deposits	$1,127,657	$1,280,908
Interest-bearing checking	1,117,850	1,208,125
Money market accounts	2,188,261	2,435,413
Savings accounts	158,092	181,192
Time deposits under $100,000 (1)	1,442,030	1,272,056
Time deposits of $100,000 or more (1)	1,496,270	1,514,615

Customer deposits	7,530,160	7,892,309
Brokered deposits	2,258,408	1,624,431

Total deposits	$9,788,568	$9,516,740

(1)
In 2007, TSFG reclassified certain deposit balances from time deposits under $100,000 to time deposits of $100,000 or more. Amounts presented for prior periods have been reclassified to conform to the current presentation. The reclassification totaled $408.8 million for December 31, 2006.

     Maturities of time deposits (including brokered deposits) at December 31, 2007 are as follows (in thousands):

2008	$3,521,825
2009	291,101
2010	361,082
2011	238,643
2012	91,041
Thereafter	693,016

$5,196,708

     Prepaid broker fees, net of accumulated amortization, totaled $11.5 million and $13.8 million at December 31, 2007 and 2006, respectively, and are included in other assets on the consolidated balance sheet. Amortization of prepaid broker fees totaled $4.6 million, $2.6 million, and $3.4 million in 2007, 2006, and 2005 and is reported in interest expense on deposits in the consolidated statements of income.

Note 16. Income Taxes
     The aggregate amount of income tax expense (benefit) (in thousands) included in the consolidated statements of income and in the consolidated statements of changes in shareholders’ equity and comprehensive income (in thousands) for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005
Income before discontinued operations	$33,400	$47,682	$25,404
Discontinued operations	—	—	(216)
Changes recorded in shareholders’ equity
Cumulative effect of initial application of SAB 108	—	(1,858)	—
Cumulative effect of initial application of FIN 48	(488)	—	—
Change in unrealized gains on fair value of cash flow hedges	(8,444)	(633)	242
Change in unrealized losses on available for sale securities	(9,848)	(639)	(16,257)

	$14,620	$44,552	$9,173

     Income tax expense (benefit) attributable to income before income taxes and discontinued operations (“income tax expense”) in thousands) for the years ended December 31, 2007, 2006, and 2005 consisted of the following:

	2007	2006	2005
Current
U.S. Federal	$22,937	$42,691	$34,138
State and local	3,037	(683)	3,120

	25,974	42,008	37,258

Deferred
U.S. Federal	6,879	5,266	(11,105)
State and local	547	408	(749)

	7,426	5,674	(11,854)

Total income tax expense	$33,400	$47,682	$25,404

     Income tax expense differed from the amounts computed by applying TSFG’s statutory U.S. federal income tax rate of 35% for the years ended December 31, 2007, 2006, and 2005 to pretax income from continuing operations as a result of the following (in thousands):

	2007	2006	2005
Income tax expense at federal statutory rate	$37,337	$56,192	$33,467
State income tax, net of federal benefit	2,329	(179)	1,541
Increase (decrease) resulting from:
Subsidiary stock, recognition of basis difference	50	2,537	(2,444)
Bank-owned life insurance	(4,670)	(4,073)	(4,063)
Book compensation cost for ISO stock options	1,179	995	—
Nontaxable municipal interest	(3,817)	(3,635)	(3,433)
Income tax credits	(841)	(520)	(170)
Dividends received deduction	(24)	(26)	(341)
Change in federal and state valuation allowance for deferred income tax assets	(573)	(1,923)	(190)
Other, net	2,430	(1,686)	1,037

	$33,400	$47,682	$25,404

     The tax effected sources of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities at December 31 are presented below (in thousands):

	2007	2006
Deferred Income Tax Assets
Loan loss allowance deferred for income tax purposes	$47,611	$40,689
Unrealized losses on securities available for sale	18,076	27,924
Compensation expense deferred for income tax reporting purposes	18,394	18,677
Federal capital loss carryforward	2,305	1,669
Unrealized losses on fair value of derivatives not qualifying for hedge accounting	577	3,438
State net operating loss carryforwards	2,880	2,968
Excess basis of securities for income tax purposes over financial reporting purposes	873	1,841
Federal net operating loss carryforward	946	1,220
Unrealized losses on cash flow hedges and fair value of derivatives deferred for income tax reporting purposes	—	391
Excess tax basis over carrying value of assets acquired for financial reporting purposes	179	—
Miscellaneous accruals and reserves	5,854	5,417
Other	3,468	5,665

	101,163	109,899
Less valuation allowance	3,682	4,255

	97,481	105,644

Deferred Income Tax Liabilities
Excess basis of intangible assets for financial reporting purposes over income tax basis	17,240	19,545
Income tax depreciation in excess of book depreciation	20,649	16,173
Excess basis of prepaid and deferred expenses for financial reporting purposes over income tax basis	14,306	6,638
Unrealized gains on cash flow hedges and fair value of derivatives deferred for income tax reporting purposes	8,053	—
Excess carrying value of assets acquired for financial reporting purposes over income tax basis	—	298
Income tax bad debt reserve recapture adjustment	58	101

	60,306	42,755

Net deferred income tax assets	$37,175	$62,889

Changes in net deferred income tax assets were (in thousands):

	2007	2006
Balance at beginning of year	$62,889	$65,413
Purchase accounting adjustments	4	20
Income tax effect from change in unrealized losses on available for sale securities	(9,848)	639
Income tax effect from change in fair values on cash flow hedges	(8,444)	633
Income tax benefit from cumulative effect of initial application of SAB 108	—	1,858
Deferred income tax (expense) benefit on continuing operations	(7,426)	(5,674)

Balance at end of year	$37,175	$62,889

     TSFG had a current tax receivable of $8.3 million and $2.7 million at December 31, 2007 and 2006, respectively.
     At December 31, 2007, TSFG has net operating loss carryforwards for state income tax purposes of $62.3 million available to offset future taxable state income, if any, which expires in years 2010 through 2027. TSFG also has capital loss carryforwards for financial reporting purposes of $6.6 million, which are available to reduce future taxable federal capital gains, if any, through 2009.

     The valuation allowance for deferred income tax assets as of December 31, 2007 and 2006 was $3.7 million and $4.3 million, respectively. The net change in the valuation allowance relative to state net operating loss carryforwards and net deferred state income tax assets for the years ended December 31, 2007 and 2006 was a decrease of $468,000 and an increase of $1.2 million, respectively. The net change in valuation allowance relative to federal capital loss carryforwards for the years ended December 31, 2007 and 2006 was a decrease of $105,000 and $3.1 million, respectively.
     In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon TSFG’s ability to generate taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and income tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not TSFG will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2007. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
  Accounting for Uncertainty in Income Taxes
     TSFG adopted FIN 48 effective January 1, 2007. As a result, the Company recognized a $488,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings. At the beginning of 2007, TSFG had approximately $13.2 million of total gross unrecognized tax benefits.
     The following table summarizes the 2007 activity related to unrecognized tax benefits (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$13,218
Increases related to current year tax positions	2,836
Decreases related to prior year tax positions	(32)
Decreases related to expiration of statute of limitations	(21)
Decreases related to audits/settlements with taxing authorities	(5,183)

Gross unrecognized tax benefits at December 31, 2007	$10,818

     Included in the unrecognized tax benefits of $10.8 million at December 31, 2007 is $7.8 million of tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
     At December 31, 2007, approximately $4.8 million of unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations and resolution of outstanding audits with taxing authorities. A portion of the unrecognized tax benefits relate to positions taken in connection with acquisitions where favorable resolution would reduce the amount of goodwill recorded by approximately $1.9 million. Favorable resolution of the remaining amounts would lower the Company’s combined federal and state effective tax rate during 2008
     TSFG and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003. Tax returns for 2004 forward are open to examination by the Internal Revenue Service. The Company is open to state and local income tax examinations for the tax years 2001 forward. A TSFG subsidiary is currently under examination by the state of North Carolina for tax years 2003 through 2005.
     TSFG’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had approximately $1.4 million accrued for interest and penalties at December 31, 2007, which includes a current year accrual of approximately $363,000.

Note 17. Short-Term Borrowed Funds
     Short-term borrowings and their related weighted average interest rates at December 31 were (in thousands):

	2007		2006
	Amount	Rate	Amount	Rate
Federal funds purchased and repurchase agreements	$206,216	3.70%	$920,811	5.27%
Customer sweep accounts	648,311	3.79	500,288	4.44
FHLB advances	—	—	175,000	5.32
Treasury, tax and loan note	752,195	4.13	139,989	5.18
Commercial paper	30,828	5.04	32,631	5.36

	$1,637,550	3.96%	$1,768,719	5.03%

     Repurchase agreements and certain customer sweep accounts represent overnight and short-term borrowings by Carolina First Bank collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers. The approximate cost and fair value of these securities at December 31, 2007 were $579.3 million and $563.0 million, respectively. The approximate cost and fair value of these securities at December 31, 2006 were $633.5 million and $614.4 million, respectively.
     The maximum short-term borrowings outstanding at any month end were (in thousands):

	2007	2006
Federal funds purchased and repurchase agreements	$1,048,334	$1,462,673
Customer sweep accounts	648,311	500,288
FHLB advances	175,000	175,000
Treasury, tax and loan note	752,195	140,821
Commercial paper	35,704	39,532
Aggregate short-term borrowings	2,070,581	1,930,300
     Average short-term borrowings during 2007, 2006, and 2005, were $1.6 billion, $1.7 billion, and $1.5 billion, respectively. The average interest rates on short-term borrowings during 2007, 2006, and 2005 were 4.88%, 4.90%, and 3.24%, respectively.
     Interest expense on short-term borrowings for the years ended December 31 related to the following (in thousands):

	2007	2006	2005
Federal funds purchased and repurchase agreements	$39,650	$62,023	$37,680
Customer sweep accounts	22,724	15,241	8,746
FHLB advances	4,476	4,083	—
Treasury, tax and loan note	11,208	3,366	1,841
Commercial paper	1,790	1,798	1,090
Line of credit to unaffiliated bank and other	5	14	24

	$79,853	$86,525	$49,381

Note 18. Unused Lines of Credit
     At December 31, 2007, TSFG had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $1.9 billion (which may be canceled at the lenders’ option). These lines of credit are generally available on a one-to-ten day basis for funding short-term liquidity needs. At December 31, 2007, TSFG had $273.1 million of excess collateral to support FHLB advances, subject to adjustments regarding acceptability by the FHLB.
     At December 31, 2007, the parent company had three unused short-term lines of credit totaling $35.0 million. At maturity, these lines of credit may be canceled at the lenders’ option. One line of credit for $15.0 million matures August 10, 2008 and has a fixed interest rate of one-month LIBOR plus 125 basis points commencing on the draw date. The second line of credit for $10.0 million matures June 30, 2008 and has a variable interest rate of one-month LIBOR plus 200 basis points. The third line of credit for $10.0 million matures November 15, 2008 and has a variable interest rate of one-month LIBOR plus 170 basis points.
     The Federal Reserve Bank provides back-up funding for commercial banks. A collateralized borrowing relationship with the Federal Reserve Bank of Richmond is in place for Carolina First Bank to meet emergency funding needs. At December 31, 2007, TSFG had qualifying collateral to secure advances up to $1.4 billion, of which none was outstanding.
Note 19. Long-Term Debt
Long-term debt at December 31 consisted of the following (in thousands, except for descriptions of terms):

	2007	2006
FHLB advances; fixed rates ranging from 3.36% to 6.27% due from 2008 to 2018, notwithstanding certain earlier call dates; collateralized by a blanket lien on qualifying loans secured by first mortgages on one-to-four family residences valued at $453.1 million, commercial loans valued at $35.7 million, and mortgage-backed securities valued at $14.3 million; initial maturity of one year or greater; interest payable quarterly	$223,087	$328,113
Repurchase agreements; variable rates ranging from 4.88% to 5.18% due in 2012; collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers, valued at $218.3 million; interest payable quarterly	200,000	521,000
Subordinated Notes; due September 1, 2037; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.42%; balance can be prepaid in whole or in part after September 1, 2012 at accrued and unpaid interest plus outstanding principal (1)	77,320	—
Subordinated Notes; due June 15, 2036; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.59%; balance can be prepaid in whole or in part after June 15, 2011 at accrued and unpaid interest plus outstanding principal (1)	41,238	41,238
Subordinated Notes; due July 7, 2036; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.56%; balance can be prepaid in whole or in part after July 7, 2011 at accrued and unpaid interest plus outstanding principal (1)	36,083	36,083
Subordinated Notes; due September 15, 2037; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.32%; balance can be prepaid in whole or in part after December 15, 2012 at accrued and unpaid interest plus outstanding principal (1)	30,928	—
Mandatorily redeemable preferred stock of subsidiary; redeemable May 31, 2012; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.50% (2)	30,500	38,500
Mandatorily redeemable preferred stock of subsidiary; redeemable January 31, 2031; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to 11.125% (2)	26,300	26,300
Subordinated Notes; due October 30, 2037; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.33%; balance can be prepaid in whole or in part after October 30, 2012 at accrued and unpaid interest plus outstanding principal (1)	18,042	—
Subordinated Notes; due December 17, 2013; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 2.83%; balance can be prepaid on December 17, 2008 at par plus accrued and unpaid interest	10,000	10,000
Subordinated Notes; due June 26, 2033; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.10% (not to exceed 11.75% through June 26, 2008); balance can be prepaid in whole or in part after June 26, 2008 at accrued and unpaid interest plus outstanding principal (1)	3,093	3,093

	2007	2006
Subordinated Notes; due October 7, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.5% through July 7, 2007); balance can be prepaid in whole or in part on or after July 7, 2007 at accrued and unpaid interest plus outstanding principal (1)	—	25,774
Mandatorily redeemable preferred stock of subsidiary; redeemable January 31, 2011; preferred stock can be redeemed in whole or in part on or after December 8, 2005; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.00% (2)	—	25,000
Subordinated Notes; due November 7, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to three-month LIBOR plus 3.45% (not to exceed 12.5% through November 7, 2007); balance can be prepaid in whole or in part after November 7, 2007 at accrued and unpaid interest plus outstanding principal (1)	—	22,681
Subordinated Notes; due June 30, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.0% through June 30, 2007); balance can be prepaid in whole or in part after June 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	—	20,619
Subordinated Notes; due July 30, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.625% (not to exceed 12.0% through July 30, 2007); balance can be prepaid in whole or in part after July 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	—	18,042
Subordinated Notes; due June 30, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.65% (not to exceed 12.0% through June 30, 2007); balance can be prepaid in whole or in part after June 30, 2007 at accrued and unpaid interest plus outstanding principal (1)	—	4,124
Subordinated Notes; due April 22, 2032; unsecured; interest payable semi-annually and at maturity at a rate per annum equal to six-month LIBOR plus 3.70% (not to exceed 11.0% through April 22, 2007); balance can be prepaid in whole or in part after April 22, 2007 at accrued and unpaid interest plus outstanding principal (1)	—	4,124
Subordinated Notes; due December 26, 2032; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.25% (not to exceed 11.75% through December 26, 2007); balance can be prepaid in whole or in part after December 26, 2007 at accrued and unpaid interest plus outstanding principal (1)	—	3,093
Employee stock ownership plan note payable to RBC/Centura Bank; due July 23, 2007; collateralized by shares of TSFG stock; interest at Centura Bank’s prime rate less 1.25% with monthly principal payments of $25,000	—	200
Other	786	828

	697,377	1,128,812
Purchase accounting premiums, net of amortization	963	1,663

	$698,340	$1,130,475

(1)
The balance can also be prepaid in whole (but not in part) at any time within a specified number of days (as defined in the indenture) following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

(2)	The balance can be redeemed in whole or in part following the occurrence of a tax or capital event (as defined in the terms of the preferred stock).

     Required annual principal payments for the five years subsequent to December 31, 2007 are as follows (in thousands):

2008	$52,874
2009	130,080
2010	5,087
2011	35,094
2012	231,085
Thereafter	243,157

$697,377

     Debt issuance costs, net of accumulated amortization, totaled $1.9 million and $4.5 million at December 31, 2007 and 2006, respectively, and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $466,000, $671,000, and $671,000 in 2007, 2006, and 2005 and is reported in other noninterest expenses on the consolidated statements of income.
     During the years ended December 31, 2007, 2006 and 2005, TSFG recognized losses on the early extinguishment of debt totaling $2.0 million, $821,000, and $7.1 million, respectively. Such losses are included in noninterest expenses. The majority of the loss for 2007 reflects the write-off of unamortized debt issuance costs associated with $131.5 million of subordinated notes and mandatorily redeemable preferred stock, with an average spread of 347 basis points over LIBOR, which TSFG called for redemption. The loss for 2006 reflects the write-off of unamortized debt issuance costs associated with $38.1 million of subordinated notes, with interest rates ranging from 8.99% to 9.17%, which TSFG called for redemption. The loss for 2005 reflects the costs to terminate certain structured repurchase agreement borrowings totaling $1.5 billion, with interest rates ranging from 2.12% to 3.74%. The losses were offset by a gain related to prepayment discounts on Federal Home Loan Bank advances totaling $345.0 million with fixed interest rates ranging from 1.84% to 3.57%.
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
Recourse Reserve
     As part of its acquisition of Florida Banks, TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At December 31, 2007, the estimated recourse reserve liability, included in other liabilities, totaled $6.1 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.
Expanded Corporate Facilities
     During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations. Through December 31, 2007, TSFG had invested approximately $25 million in the project and had entered into additional contractual commitments of approximately $29 million.

Lease Commitments
     Minimum rental payments under noncancelable operating leases at December 31, 2007 are as follows (in thousands):

2008	$19,094
2009	18,452
2010	15,075
2011	14,142
2012	15,596
Thereafter	99,286

$181,645

     Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $19.2 million, $17.3 million, and $15.0 million in 2007, 2006, and 2005, respectively. The leases typically provide that the lessee pay property taxes, insurance, and maintenance cost.
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
     Commitments to extend credit are agreements to lend as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. TSFG evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by TSFG upon extension of credit, is based on management’s credit evaluation of the borrower.
     Unfunded loan commitments and letters of credit at December 31, 2007 were approximately $2.4 billion and included the following (in thousands):

Loan commitments:
Commercial, financial, agricultural, and other	$988,962
Commercial secured by real estate	698,179
Home equity loans	530,626
Standby letters of credit	184,529
Documentary letters of credit	153
Unused business credit card lines	32,948
     The total portfolios of loans serviced or subserviced for non-affiliated parties at December 31, 2007 and 2006 were $179.8 million and $284.7 million, respectively.
     TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are loan commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. At December 31, 2007, the aggregate dollar amount of these unfunded loan commitments to the aforementioned directors, officers and their associates totaled $36.7 million and are included in the unfunded loan commitments presented above.
     Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary and such amount was not significant at December 31, 2007. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2007 was $184.5 million.
Note 21. Capital Stock
     In December of 2006, TSFG’s Board of Directors authorized a stock repurchase program of up to 4 million shares. This authorization replaced TSFG’s existing stock repurchase authorizations. Through August 2007, TSFG had repurchased 3 million shares pursuant to this authorization. In August 2007, the Board of Directors amended and restated the existing stock repurchase authorization to be an additional $100 million, which expires if unused on or before June 30, 2008. In fourth quarter 2007, TSFG repurchased 600,000 shares for $12.0 million, leaving $88.0 million under this authorization.
     TSFG has a Dividend Reinvestment Plan, which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.
Note 22. Regulatory Capital Requirements
     TSFG and Carolina First Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on TSFG’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, TSFG and Carolina First Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. TSFG’s and Carolina First Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require TSFG and Carolina First Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2007, that TSFG and Carolina First Bank met all capital adequacy requirements.
     As of December 31, 2007, the most recent notification from federal banking agencies categorized TSFG and Carolina First Bank as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” Carolina First Bank must maintain minimum total risk-based capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table. Since December 31, 2007, there have been no events or conditions that management believes have changed Carolina First Bank’s categories.

     TSFG’s and Carolina First Bank’s capital levels at December 31 exceeded the “well capitalized levels,” as shown below (dollars in thousands):

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	2007	2006	2007	2006	2007	2006
TSFG
Tier 1 capital	$1,114,915	$1,123,448	$469,752	$460,086	n/a	n/a
Total risk-based capital	1,278,010	1,302,469	939,504	920,172	n/a	n/a
Tier 1 capital ratio	9.49%	9.77%	4.00%	4.00%	n/a	n/a
Total risk-based capital ratio	10.88	11.32	8.00	8.00	n/a	n/a
Leverage ratio	8.42	8.34	4.00	4.00	n/a	n/a

Carolina First Bank (1)
Tier 1 capital	$1,073,266	$1,065,904	$468,696	$458,587	$703,044	$687,881
Total risk-based capital	1,262,661	1,271,150	937,392	917,175	1,171,740	1,146,469
Tier 1 capital ratio	9.16%	9.30%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	10.78	11.09	8.00	8.00	10.00	10.00
Leverage ratio	8.12	7.96	4.00	4.00	5.00	5.00

(1)
Effective July 1, 2007, TSFG merged Mercantile Bank with and into Carolina First Bank. Capital ratios for December 31, 2006 have been recalculated on a pro-forma basis to conform to the current presentation. However, Mercantile Bank met all ratio requirements to be considered “well capitalized” at December 31, 2006.

Note 23. Restriction of Dividends from Subsidiaries
     The ability of TSFG to pay cash dividends over the long term is dependent upon receiving cash in the form of dividends from its subsidiaries. South Carolina’s banking regulations restrict the amount of dividends that Carolina First Bank can pay. All dividends paid from Carolina First Bank are payable only from the net income of the current year, unless prior regulatory approval is granted. Capital adequacy considerations could further limit the availability of dividends from Carolina First Bank.
     The terms for the mandatory redeemable preferred stock of subsidiary included in long-term debt specify certain asset coverage and cash flow tests, which, if triggered, may prohibit the subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.
Note 24. Average Share Information
     The following is a summary of the basic and diluted average common shares outstanding for the years ended December 31:

	2007	2006	2005
Basic
Average common shares outstanding (denominator)	73,618,338	74,940,249	73,307,403

Diluted
Average common shares outstanding	73,618,338	74,940,249	73,307,403
Dilutive potential common shares	467,102	602,599	1,287,223

Average diluted shares outstanding (denominator)	74,085,440	75,542,848	74,594,626

     The following options were outstanding for the years ended December 31 but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares:

2007		2006		2005
Number	Range of	Number	Range of	Number	Range of
of shares	Exercise Prices	of shares	Exercise Prices	of shares	Exercise Prices
942,714	$22.83 to $25.95	500,900	$26.69 to $27.68	236,698	$29.06 to $29.40
792,367	$26.55 to $30.72	503,429	$27.70 to $31.26	61,419	$29.93 to $31.26
268,510	$31.96	362,515	$31.96	420,995	$31.96
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

	2007	2006	2005
Compensation cost charged against income	$7,469	$6,418	$1,720
Total income tax benefit recognized in income statement	1,432	1,252	602
Restricted Stock and Other Share-Based Awards
     TSFG’s LTIP provides for incentive compensation in the form of stock options, restricted stock, RSUs, performance units (which may be stock based), stock appreciation rights and other stock-based forms of director compensation. These grants may be made to directors, officers, employees, prospective employees, and consultants of TSFG. At December 31, 2007, authorized shares under the LTIP totaled 2.5 million shares (subject to further limitation of 1.7 million shares for restricted stock), of which approximately 780,000 shares were available to be granted. TSFG also has a Restricted Stock Plan for awards to certain key employees. At December 31, 2007, authorized shares under the Restricted Stock Plan totaled 875,000 shares, of which approximately 134,000 shares were available to be granted.
     Shares of restricted stock granted to employees under both the LTIP and the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.
     In the second quarter 2007, TSFG’s Board of Directors approved new LTIP awards for the period 2007 — 2009. A total of 466,377 RSUs, with a per share fair value of $23.40 have been reserved for potential issuance for the 2007 — 2009 period, which includes both service and performance-based awards. Of these units, the service award component (96,873 RSUs) will be expensed ratably over the three-year vesting period, assuming continued employment of the LTIP participant. The remaining RSUs are performance-based awards and will vest based on achieving, during 2009, certain earnings per share targets relative to a broad regional bank peer group, and return on equity targets. Achieving target performance (100%) on both of the performance goals will result in the issuance of 184,752 shares, although a maximum of 369,504 shares may be issued if more stringent performance hurdles are met. The compensation expense related to the performance-based RSUs will be recognized ratably over the period from the date of award through December 31, 2009, based on management’s assessment of the probability that the performance targets will be met.

     Based on its assessment at December 31, 2007, management determined that it is not probable that the performance targets will be met for the 2007 — 2009 period or for the 2006 — 2008 period awards granted in 2006. Consequently, TSFG recognized no expense related to the performance targets in 2007 or 2006. If the performance targets are not reached, the corresponding RSUs will be forfeited.
     The following is a summary of the status of TSFG’s nonvested shares of restricted stock and RSUs as of December 31, 2007 and changes during the year ended December 31, 2007.

	LTIP					Restricted Stock Plan
			Weighted		Weighted		Weighted
			Average		Average		Average
			Grant-Date	Restricted	Grant-Date	Restricted	Grant-Date
	RSUs		Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2007	743,335	(1)	$26.08	41,809	$30.54	75,521	$28.04
Granted	569,453	(1)	23.26	—	—	40,900	21.41
Vested	(92,952)		26.85	(18,360)	30.54	(40,117)	28.21
Cancelled	(71,286)		26.05	(1,820)	30.54	(1,713)	28.00

Nonvested at December 31, 2007	1,148,550	(1)	$25.16	21,629	$30.54	74,591	$24.32

(1)	Assumes maximum performance targets are met for performance-based awards.
     As of December 31, 2007, there was $22.3 million of total unrecognized compensation cost related to nonvested shares of restricted stock and RSUs, assuming maximum performance targets are met for performance-based awards. At such date, the weighted-average period over which the service component of this unrecognized expense is expected to be recognized was 4.7 years. The total fair value of shares and RSUs vested during the years ended December 31, 2007 and 2006 was $2.6 million and $1.7 million, respectively.
     In 2005, under the LTIP, TSFG issued cash-settled stand alone stock appreciation rights, which are accounted for as liability-classified awards pursuant to SFAS 123R. The strike price of each stock appreciation right equals the fair market value of TSFG’s common stock on the date of grant. Stock appreciation rights issued to employees under this plan are exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant, and have a maximum contractual term of ten years. The following is a summary of the stock appreciation rights activity under the LTIP for the year ended December 31, 2007.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding, January 1, 2007	225,960	$29.40
Granted	—	—
Cancelled	(52,285)	29.40
Exercised	—	—

Outstanding, December 31, 2007	173,675	$29.40	7.9	$—

Exercisable, December 31, 2007	70,760	$29.40	7.7	$—

     Unrecognized stock-based compensation expense related to stock appreciation rights totaled $13,000 at December 31, 2007. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.0 years.
Stock Option Plans
     TSFG has a Stock Option Plan, a Directors’ Stock Option Plan, a Fortune 50 Stock Option Plan, and various option plans assumed in connection with acquisitions (collectively referred to as “stock-based option plans”). At December 31, 2007, authorized shares under the Stock Option Plan totaled 4.7 million shares, of which approximately 81,000 were available to be granted. The exercise price of each option either equals or exceeds the fair market value of TSFG’s Common Stock on the date of grant. Options issued to employees under the Stock Option Plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant, and have a maximum contractual term of ten years. Under the Directors’ Stock Option Plan, TSFG may grant options to its non-employee directors and advisory board members. At December 31, 2007, authorized shares under the Directors’ Stock Option Plan totaled 650,000 shares, of which approximately 109,000 were available to be granted. The exercise price of each director’s option equals the fair market value of TSFG’s common stock on the date of grant. Options issued to directors under the Directors’ Stock Option Plan vest immediately on the grant date, and have a maximum contractual term of ten years.
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

	2007	2006	2005
Expected life (in years)	6.01	6.07	6.71
Expected volatility	23.45%	26.50%	30.40%
Risk-free interest rate	3.93	4.57	4.30
Expected dividend yield	4.32	2.61	2.20
Weighted-average fair value of options granted during the period	$2.95	$6.70	$8.79
     The following is a summary of the activity under the stock-based option plans for the year ended December 31, 2007.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Years)	($000)
Outstanding, January 1, 2007	4,533,736	$22.74
Granted	600,930	17.12
Cancelled	(598,414)	27.39
Exercised	(505,889)	17.43

Outstanding, December 31, 2007	4,030,363	$21.88	5.9	$2,622

Exercisable, December 31, 2007	2,538,773	$21.09	4.2	$2,622

     The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $3.6 million and $1.7 million, respectively. Unrecognized stock-based compensation expense related to stock options totaled $8.2 million at December 31, 2007. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.5 years.
     Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2007 and 2006 was $8.1 million and $7.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1.1 million and $1.6 million, respectively, for the years ended December 31, 2007 and 2006. TSFG has a policy of issuing new shares to satisfy stock option exercises.

Note 26. Employee Benefits
     TSFG maintains the Carolina First Salary Reduction Plan and Trust (“401(k) Plan”) for all eligible employees. Upon ongoing approval of the Board of Directors, TSFG matches employee contributions equal to six percent of compensation subject to certain adjustments and limitations. Contributions of $5.5 million, $5.5 million, and $4.7 million were charged to operations in 2007, 2006, and 2005, respectively.
     Effective December 1, 2007, TSFG merged its Employee Stock Ownership Plan (“ESOP”) into its 401(k) Plan. Prior to December 1, 2007, annual contributions to the ESOP consisted of amounts necessary to service its debt (paid off during 2007) and other amounts at the discretion of, and determined by, the Board of Directors. For the years ended December 31, 2007, 2006, and 2005, contributions of $209,000, $363,000, and $402,000, respectively, were charged to operations. There were no discretionary contributions made during 2007.
     TSFG maintains Supplementary Executive Retirement Plans (“SERPs”) for certain officers. These plans provide salary continuation benefits after the participant reaches normal retirement age (usually age 65) or early retirement (age 55 and 7 years of service) and continue for 15 years. The SERPs also provide limited benefits in the event of early termination or disability while employed by TSFG and full benefits to the officer’s beneficiaries in the event of the officer’s death. In the event of a change of control of TSFG as defined in the SERPs, the officers become 100% vested in the total benefit. TSFG has purchased life insurance policies on these officers in order to fund the payments required by the SERPs. For the years ended December 31, 2007, 2006 and 2005, costs of $4.3 million, $3.7 million, and $5.1 million, respectively, were charged to expense related to these SERPs.
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
     TSFG maintains an Executive Deferred Compensation Plan for certain officers. This plan allows the participant to defer up to 80% of base annual salary and 100% of annual bonus compensation on a pre-tax basis. TSFG provides a match of 10% of the employee contribution. The deferral elections are irrevocable and cannot be changed during the plan year. TSFG’s match becomes fully vested after five years. Payments from the plan will automatically begin upon the employee’s retirement, termination of employment, or death during employment. However, participants may choose to receive payments prior to these events, such as an in-service distribution, an elective early withdrawal, or upon a change in control. Deferred compensation expense, which is associated with TSFG’s matching contributions, totaled $103,000, $144,000, and $140,000 in 2007, 2006, and 2005, respectively.
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

Note 27. Merger-Related and Direct Acquisition Costs
     In connection with its acquisitions in 2005, TSFG recorded pre-tax merger-related costs, included in expense, and direct acquisition costs, included in goodwill. The merger-related and direct acquisition costs were recorded as incurred. The following summarizes these charges (in thousands) for the year ended December 31, 2005:

2005
Merger-Related Costs
Compensation-related expenses	$833
System conversion costs	906
Travel	491
Advertising	729
Other	1,050

$4,009

Direct Acquisition Costs
Investment banking and professional fees	$2,808
Contract and lease terminations	1,078
Severance	312

$4,198

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
Note 28. Related Party Transactions
     During the years ended December 31, 2007, 2006 and 2005, lease payments aggregating approximately $45,000, $37,000, and $27,000, respectively, were made to affiliates of directors or companies in which certain directors have an interest. These lease payments were made in the ordinary course of business and were on terms comparable to those that would have been obtained between unrelated parties.
     At December 31, 2007 and 2006, TSFG had loans to TSFG directors, directors of its subsidiaries, executive officers, and associates of such persons totaling $35.5 million and $48.9 million, respectively. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. At December 31, 2007, the aggregate dollar amount of these unfunded loan commitments to the aforementioned directors, officers and their associates totaled $36.7 million. See Notes 9 and 20 for further details.
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
     Fair value approximates book value for cash and due from banks and interest-bearing bank balances due to the short-term nature of the instrument. Investment securities are valued using quoted market prices. Fair value for loans is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality. Loan commitments and letters of credit, which are off-balance-sheet financial instruments, are short-term and typically based on current market rates; therefore, the fair values of these items are not included in the following table.
     Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Callable brokered deposits are valued in a similar manner except the cash flow stream may be shorter than the term to maturity if the call option is exercised. Fair value approximates book value for federal funds purchased due to the short-term nature of the borrowing. Fair value for other short-term borrowings and long-term debt is based on discounted cash flows using current market rates for similar instruments.
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

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$290,974	$290,974	$326,567	$326,567
Interest-bearing bank balances	5,551	5,551	31,264	31,264
Securities available for sale	1,986,212	1,986,212	2,743,456	2,743,456
Securities held to maturity	39,691	39,782	52,308	52,101
Net loans	10,104,860	10,246,356	9,618,760	9,639,809
Derivative assets	36,194	36,194	9,958	9,958

Financial Liabilities
Deposits	9,788,568	9,833,057	9,516,740	9,557,941
Short-term borrowings	1,637,550	1,637,598	1,768,719	1,768,389
Long-term debt	698,340	699,224	1,130,475	1,135,445
Derivative liabilities	21,017	21,017	42,907	42,907
Note 30. Business Segments
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

	South	North
	Carolina	Carolina	Florida
	Bank	Bank	Bank	Other	Total
Year Ended December 31, 2007
Net interest income before inter-segment income (expense)	$169,271	$83,989	$167,260	$(37,739)	$382,781
Inter-segment interest income (expense)	3,946	(26,540)	(12,605)	35,199	—

Net interest income	173,217	57,449	154,655	(2,540)	382,781
Provision for credit losses — net charge-offs (1)	9,433	24,727	11,970	5,615	51,745
Noninterest income	49,606	10,995	38,932	13,778	113,311
Noninterest expenses — direct (2)	63,981	21,675	65,477	3,536	154,669

Segment contribution	$149,409	$22,042	$116,140	$2,087	289,678

Provision for credit losses in excess of net charge-offs (1)					16,823
Noninterest expenses — unallocated (3)					166,179

Income before income taxes					106,676
Income tax expense					33,400

Net income					$73,276

December 31, 2007
Total assets	$4,106,563	$1,851,969	$4,202,474	$3,716,578	$13,877,584
Total loans held for investment	3,861,524	1,726,407	3,641,253	984,236	10,213,420
Total deposits	3,490,633	1,128,376	2,856,678	2,312,881	9,788,568

Year Ended December 31, 2006
Net interest income before inter-segment income (expense)	$187,876	$84,791	$171,666	$(42,962)	$401,371
Inter-segment interest income (expense)	(1,892)	(24,243)	(7,337)	33,472	—

Net interest income	185,984	60,548	164,329	(9,490)	401,371
Provision for credit losses — net charge-offs (1)	12,450	6,049	3,983	4,143	26,625
Noninterest income	49,489	10,484	36,102	21,830	117,905
Noninterest expenses — direct (2)	63,012	21,126	67,215	4,596	155,949

Segment contribution	$160,011	$43,857	$129,233	$3,601	336,702

Provision for credit losses in excess of net charge-offs (1)					6,164
Noninterest expenses — unallocated (3)					169,990

Income before income taxes					160,548
Income tax expense					47,682

Net income					$112,866

December 31, 2006
Total assets	$4,751,457	$1,735,919	$3,949,910	$3,773,230	$14,210,516
Total loans held for investment	3,741,842	1,614,216	3,391,429	954,380	9,701,867
Total deposits	3,674,328	1,102,249	3,051,991	1,688,172	9,516,740

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

(2)	Noninterest expenses — direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(3)
Noninterest expenses — unallocated are managed on a centralized basis and thus are not included in any segment column. This line item includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans. TSFG is refining its methodology for allocating these expenses to its segments and thus the presentation of noninterest expenses may change in future periods.

	South	North
	Carolina	Carolina	Florida
	Bank	Bank	Bank	Other	Total
Year Ended December 31, 2005
Net interest income before inter-segment income (expense)	$176,456	$63,531	$147,104	$21,965	$409,056
Inter-segment interest income (expense)	7,177	(12,603)	13,212	(7,786)	—

Net interest income	183,633	50,928	160,316	14,179	409,056
Provision for credit losses — net charge-offs (1)	17,831	3,543	2,761	4,886	29,021
Noninterest income	47,460	9,057	27,181	(39,848)	43,850
Noninterest expenses — direct (2)	66,052	19,764	59,064	4,105	148,985

Segment contribution	$147,210	$36,678	$125,672	$(34,660)	274,900

Provision for credit losses in excess of net charge-offs (1)					11,571
Noninterest expenses — unallocated (3)					167,708

Income before income taxes and discontinued operations					95,621
Income tax expense					25,404
Discontinued operations, net of income tax					(396)

Net income					$69,821

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

(2)	Noninterest expenses — direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(3)
Noninterest expenses — unallocated are managed on a centralized basis and thus are not included in any segment column. This line item includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans. TSFG is refining its methodology for allocating these expenses to its segments and thus the presentation of noninterest expenses may change in future periods.

Note 31. Parent Company Financial Information
     The following is condensed financial information (dollars in thousands) of The South Financial Group (Parent Company only):
Condensed Balance Sheets

	December 31,
	2007	2006
Assets
Cash and due from banks	$29,968	$44,986
Investment in subsidiaries:
Bank subsidiaries	1,731,844	1,697,533
Nonbank subsidiaries	4,779	5,042

Total investment in subsidiaries	1,736,623	1,702,575
Receivable from subsidiaries	749	664
Other investments	7,346	15,340
Other assets	35,934	42,022

	$1,810,620	$1,805,587

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$15,344	$31,421
Payables to subsidiaries	7,436	432
Borrowed funds	30,828	32,831
Subordinated debt	206,704	178,871
Shareholders’ equity	1,550,308	1,562,032

	$1,810,620	$1,805,587

Condensed Statements of Income

	Years Ended December 31,
	2007	2006	2005
Income
Equity in undistributed net income of subsidiaries	$203	$127,977	$48,292
Dividend income from subsidiaries	75,886	—	31,189
(Loss) gain on equity investments	(68)	459	3,239
Interest income from subsidiaries	356	516	336
Sundry	6,261	6,603	11,774

	82,638	135,555	94,830

Expenses
Interest on borrowed funds	17,074	17,174	10,950
Loss on early extinguishment of debt	1,772	821	—
Sundry	(8,205)	11,094	19,342

	10,641	29,089	30,292

Income before taxes	71,997	106,466	64,538
Income tax benefit	(1,279)	(6,400)	(5,283)

Net income	$73,276	$112,866	$69,821

Condensed Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Operating Activities
Net income	$73,276	$112,866	$69,821
Adjustments to reconcile net income to net cash (used for) provided by operations
Equity in undistributed net income of subsidiaries	(203)	(127,977)	(48,292)
Loss (gain) on disposition of equity investments	68	(459)	(3,239)
Loss on early extinguishment of debt	1,772	821	—
Decrease (increase) in other assets	3,326	1,692	(8,036)
(Decrease) increase in other liabilities	(16,279)	3,606	7,024

Net cash provided by (used for) operating activities	61,960	(9,451)	17,278

Investing Activities
Distribution from subsidiaries	12	334	2,048
Loans to subsidiaries, net	14,591	3,896	3,628
Purchase of premises and equipment	—	(10,894)	(3,354)
Sale of premises and equipment	—	10,645	8,605
Proceeds from disposition of equity investments	8,235	910	9,269
Purchase of equity investments	(1,178)	(3,541)	(3,845)

Net cash provided by investing activities	21,660	1,350	16,351

Financing Activities
(Decrease) increase in borrowings	(2,003)	(602)	3,228
Issuance of subordinated debt	126,290	77,321	—
Payment of subordinated debt	(98,457)	(44,145)	—
Cash dividends paid	(53,493)	(51,097)	(46,750)
Repurchase of common stock	(83,291)	—	—
Other, net	12,316	13,858	15,855

Net cash used for financing activities	(98,638)	(4,665)	(27,667)

Net change in cash and cash equivalents	(15,018)	(12,766)	5,962
Cash and cash equivalents at beginning of year	44,986	57,752	51,790

Cash and cash equivalents at end of year	$29,968	$44,986	$57,752

Note 32. Quarterly Financial Data (Unaudited)
     The following provides quarterly financial data for 2007 and 2006 (dollars in thousands, except per share data).
2007 Quarterly Financial Data

	Three Months Ended
	December 31	September 30	June 30	March 31
Interest income	$216,150	$223,739	$221,825	$218,642
Interest expense	121,202	126,965	125,304	124,104

Net interest income	94,948	96,774	96,521	94,538
Provision for credit losses	31,926	10,504	17,125	9,013
Noninterest income	28,741	29,917	27,683	26,970
Noninterest expenses	80,481	78,739	80,151	81,477

Income before income taxes	11,282	37,448	26,928	31,018
Income tax expense	2,293	11,609	8,998	10,500

Net income	$8,989	$25,839	$17,930	$20,518

Net income per common share, basic	$0.12	$0.35	$0.24	$0.27

Net income per common share, diluted	$0.12	$0.35	$0.24	$0.27

2006 Quarterly Financial Data

	Three Months Ended
	December 31	September 30	June 30	March 31
Interest income	$220,530	$218,591	$215,712	$205,367
Interest expense	123,876	119,908	112,590	102,455

Net interest income	96,654	98,683	103,122	102,912
Provision for credit losses	8,838	6,553	7,487	9,911
Noninterest income	29,233	34,119	28,315	26,238
Noninterest expenses	89,998	79,835	79,354	76,752

Income before income taxes	27,051	46,414	44,596	42,487
Income tax expense	3,500	14,249	15,253	14,680

Net income	$23,551	$32,165	$29,343	$27,807

Net income per common share, basic	$0.31	$0.43	$0.39	$0.37

Net income per common share, diluted	$0.31	$0.43	$0.39	$0.37

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     There have been no changes in or disagreements with accountants on accounting and financial disclosure.
Item 9A. Controls and Procedures
     TSFG maintains disclosure controls and procedures and internal control over financial reporting as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     Disclosure Controls and Procedures
(a)
At December 31, 2007, TSFG’s management, under the supervision and with the participation of TSFG’s Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of December 31, 2007, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(b)
(1) Statement of management’s responsibility for maintaining adequate internal control over financial reporting:
See Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.

(2) Statement identifying the framework utilized by management to assess internal control over financial reporting:
See Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.

(3) Management’s assessment of the effectiveness of internal control over financial reporting:
See Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.

(4) Statement that the independent registered public accounting firm has issued an attestation report on internal control over financial reporting:
See Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report on Form 10-K.

(c)
Attestation report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, on the effectiveness of TSFG’s internal control over financial reporting:
See “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report on Form 10-K.

(d)
Changes in internal control over financial reporting:
TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with is assessment during the quarter ended December 31, 2007 or through the date of this Annual Report on Form 10-K have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

Item 9B. Other Information
     On February 25, 2008, TSFG, Carolina First Bank and each of H. Lynn Harton, Maurice J. Spagnoletti, Kendall L. Spencer and James R. Gordon (who will be “Named Executive Officers” in TSFG’s 2008 Proxy Statement) entered into amended and restated Noncompetition, Employment and Severance Agreements. The agreements are substantially the same as the existing agreements (all of which have been filed with the SEC previously), except that provisions ensuring compliance with Section 409A of the Internal Revenue Code, and provisions providing for a “gross-up” payment for Section 280G excise tax liability have been added. Also, noncompete provisions have been amended to provide that those covenants are applicable in all instances of termination, and the scope of the noncompete provisions have been tailored to each individual officer in an effort to ensure enforceability. These agreements are included with this Form 10-K as Exhibits 10.6, 10.7, 10.8 and 10.20.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     See Executive Compensation Plan Data in the Registrants’ Proxy Statement relating to the 2008 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.
     See Election of Directors, Business Experience of Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.
     See Executive Officers of the Registrant included in Item 1 of this Annual Report on Form 10-K for a listing of executive officers.
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
Item 11. Executive Compensation
     See Director Compensation and Executive Compensation in TSFG’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference. However, the information provided in the Proxy Statement under the heading “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or subject to liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     See Security Ownership of Certain Beneficial Owners and Management in TSFG’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     See Certain Relationships and Related Transactions in TSFG’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     See Audit Fees, Other Audit Committee Matters, and Ratification of Independent Registered Public Accounting Firm for 2008 in TSFG’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1)Financial Statements filed as part of this report:
     The following items are included in Item 8 hereof:
Management’s Report on Internal Control over Financial Reporting
Report of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm
Report of KPMG LLP, an Independent Registered Public Accounting Firm
Consolidated Balance Sheets—December 31, 2007 and 2006
Consolidated Statements of Income—Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income—Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
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
     (a)(3) Listing of Exhibits

Exhibit No.	Description of Exhibit	Location

3.1	Articles of Incorporation	Incorporated by reference to Exhibits 3.1 and 3.2 of TSFG’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004

3.2	Bylaws of TSFG	Incorporated by reference to Exhibit 3.1 of TSFG’s Current Report on Form 8-K dated August 17, 2005, Commission File No. 0-15083 and to Exhibit 3.1 of TSFG’s Current Report on Form 8-K dated February 20, 2007

4.1	Specimen TSFG Common Stock certificate	Incorporated by Reference to Exhibit 4.1 of TSFG’s Registration Statement on Form S-1, Commission File No. 33-7470

4.2	Articles of Incorporation, as amended	Included as Exhibit 3.1

4.3	Bylaws	Included as Exhibit 3.2

4.4	Amended and Restated Common Stock Dividend Reinvestment Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-3, Commission File No. 333-137578

10.1*	TSFG Amended and Restated Restricted Stock Agreement Plan and Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.1 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2006 and Exhibit 10.4 to TSFG’s Current Report on Form 8-K dated August 14, 2007

10.2*	TSFG Third Amended and Restated Stock Option Plan	Incorporated by reference to Exhibit 10.1 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

Exhibit No.	Description of Exhibit	Location
10.3*	TSFG Salary Reduction Plan	Incorporated by reference to Exhibit 28.1 of TSFG’s Registration Statement on Form S-8, Commission File No. 33-25424

10.4*	Amended and Restated Employment Agreement dated September 3, 2006 between TSFG and Mack I. Whittle, Jr.	Incorporated by reference to Exhibit 99.1 of TSFG’s Current Report on Form 8-K dated September 3, 2006

10.5*	Noncompetition, Severance and Employment Agreement by and between TSFG and Timothy K. Schools	Incorporated by reference to Exhibit 10-5 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.6*	Noncompetition, Severance and Employment Agreement dated February 25, 2008 by and between TSFG and James R. Gordon	Included herewith

10.7*	Noncompetition, Severance and Employment Agreement dated February 25, 2008 by and between TSFG and Maurice J. Spagnoletti	Included herewith

10.8*	Noncompetition, Severance and Employment Agreement dated February 25, 2008 by and between TSFG and Kendall L. Spencer	Included herewith

10.9*	TSFG Management Performance Incentive Plan (MPIP) (the short term bonus plan)	Incorporated by reference to Exhibit 10.2 of TSFG’s Current Report on Form 8-K dated August 14, 2007

10.10*	Long Term and Short Term Incentive Compensation Plan Targets	Incorporated by reference to TSFG’s Current Report on Form 8-K dated March 20, 2007

10.11*	Amended and Restated TSFG Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 15083

10.12*	TSFG Directors Stock Option Plan	Incorporated by reference to Exhibit 99.1 from TSFG’s Registration Statement on Form S-8, Commission File No. 33-82668/82670

10.13*	TSFG Amended and Restated Fortune 50 Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-8, Commission File No. 333-31948

10.14*	Supplemental Executive Retirement Agreement between TSFG and Mack I. Whittle, Jr.	Incorporated by reference to Exhibit 10.25 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2003

10.15*	Amended TSFG Long Term Incentive Plan	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated August 14, 2007

10.16*	TSFG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.3 of TSFG’s Current Report on Form 8-K dated August 14, 2007

10.17*	Form of Grant for TSFG 2006-2008 Long-Term Incentive Plan — Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.18 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2006

10.18*	Form of Grant for TSFG 2007-2009 Long-Term Incentive Plan — Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated August 14, 2007

10.19*	Noncompetition, Severance and Employment Agreement dated September 6, 2007 by and between TSFG and Michael W. Sperry	Included herewith

10.20*	Noncompetition, Severance and Employment Agreement dated February 25, 2008 by and between TSFG and H. Lynn Harton	Included herewith

Exhibit No.	Description of Exhibit	Location
10.21*	Supplemental Executive Retirement Agreement between TSFG and Timothy K. Schools	Incorporated by reference to Exhibit 10.11 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.22*	Supplemental Executive Retirement Agreement between TSFG and James R. Gordon	Incorporated by reference to Exhibit 99.2 of TSFG’s Current Report on Form 8-K dated March 20, 2007

10.23*	Supplemental Executive Retirement Agreement between TSFG and Michael. W. Sperry	Incorporated by reference to Exhibit 10.13 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and Exhibit 10.2 of TSFG’s Current Report on Form 8-K dated December 16, 2005

10.24*	Supplemental Executive Retirement Agreement between TSFG and H. Lynn Harton	Included herewith

10.25*	Supplemental Executive Retirement Agreement between TSFG and Maurice J. Spagnoletti	Incorporated by reference to Exhibit 10.5 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.26*	Supplemental Executive Retirement Agreement between TSFG and Kendall L. Spencer	Incorporated by reference to Exhibit 10.12 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.27*	First Amendment to Supplemental Executive Retirement Agreement between TSFG and Michael W. Sperry	Included herewith

11.1	Statement of Computation of Earnings Per Share	Filed herewith as Note 24 of the Notes to Consolidated Financial Statements

21.1	Subsidiaries of TSFG	Filed herewith

22.1	Proxy Statement for the 2008 Annual Meeting of Shareholders	Future filing incorporated by reference pursuant to General Instruction G(3)

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of KPMG LLP	Filed herewith

23.3	Opinion of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Included herewith

23.4	Opinion of KPMG LLP, an Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

*	This is a management contract or compensatory plan.
     Copies of exhibits are available upon written request to the Corporate Secretary of The South Financial Group, Inc.

Type	Date Filed	Reporting Purpose

(c)	See Item 15(a)(3).

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The South Financial Group, Inc.

Name	Title	Date

/s/ Mack I. Whittle, Jr.	President and Chief Executive Officer	February 28, 2008
Mack I. Whittle, Jr.

/s/ James R. Gordon James R. Gordon	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2008
     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Name	Title	Date

/s/ Mack I. Whittle, Jr.	Chairman and Director	February 28, 2008
Mack I. Whittle, Jr.

/s/ William P. Brant	Director	February 28, 2008
William P. Brant

/s/ J. W. Davis	Director	February 28, 2008
J. W. Davis

/s/ C. Claymon Grimes, Jr.	Director	February 28, 2008
C. Claymon Grimes, Jr.

/s/ M. Dexter Hagy	Director	February 28, 2008
M. Dexter Hagy

/s/ Michael R. Hogan	Director	February 28, 2008
Michael R. Hogan

/s/ William S. Hummers III	Director	February 28, 2008
William S. Hummers III

/s/ Challis M. Lowe Challis M. Lowe	Director	February 28, 2008

	Director	February 28, 2008
Darla D. Moore

/s/ Jon W. Pritchett	Director	February 28, 2008
Jon W. Pritchett

Name	Title	Date

/s/ H. Earle Russell, Jr.	Director	February 28, 2008
H. Earle Russell, Jr.

/s/Charles B. Schooler	Director	February 28, 2008
Charles B. Schooler

/s/ Edward J. Sebastian	Director	February 28, 2008
Edward J. Sebastian

/s/John C. B. Smith, Jr.	Director	February 28, 2008
John C. B. Smith, Jr.

/s/ William R. Timmons III	Director	February 28, 2008
William R. Timmons III

	Director	February 28, 2008
Samuel H. Vickers

/s/ David C. Wakefield III	Director	February 28, 2008
David C. Wakefield III

INDEX TO EXHIBITS

Exhibit No.	Description
10.6	Noncompetition, Severance and Employment Agreement dated February 25, 2008 by and between TSFG and James R. Gordon

10.7	Noncompetition, Severance and Employment Agreement dated February 25, 2008 by and between TSFG and Maurice J. Spagnoletti

10.8	Noncompetition, Severance and Employment Agreement dated February 25, 2008 by and between TSFG and Kendall L. Spencer

10.19	Noncompetition, Severance and Employment Agreement dated September 6, 2007 by and between TSFG and Michael W. Sperry

10.20	Noncompetition, Severance and Employment Agreement dated February 25, 2008 by and between TSFG and H. Lynn Harton

10.24	Supplemental Executive Retirement Agreement between TSFG and H. Lynn Harton

10.27	First Amendment to Supplemental Executive Retirement Agreement between TSFG and Michael W. Sperry

21.1	Subsidiaries of TSFG

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002