Form 10-Q
period 2008-03-31
SOUTH FINANCIAL GROUP INC
filed 2008-05-12
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                       to
Commission file number 0-15083
The South Financial Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

South Carolina (State or Other Jurisdiction of Incorporation or Organization)	57-0824914 (IRS Employer Identification No.)

102 South Main Street, Greenville, South Carolina (Address of Principal Executive Offices)	29601 (Zip Code)
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
The number of outstanding shares of the issuer’s $1.00 par value common stock as of May 6, 2008 was 72,762,704.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	March 31,		December 31,
	2008	2007	2007
Assets
Cash and due from banks	$223,185	$257,884	$290,974
Interest-bearing bank balances	10,035	7,012	5,551
Federal funds sold and securities purchased to resell Securities	—	50,000	—
Available for sale, at fair value	2,069,898	2,546,047	1,986,212
Held to maturity (fair value $31,841, $46,025, and $39,782, respectively)	31,468	46,217	39,691

Total securities	2,101,366	2,592,264	2,025,903

Loans held for sale (includes $16,119 measured at fair value at March 31, 2008)	16,119	33,519	17,867
Loans held for investment	10,275,653	9,898,134	10,213,420
Less: Allowance for loan losses	(174,420)	(113,736)	(126,427)

Net loans held for investment	10,101,233	9,784,398	10,086,993

Premises and equipment, net	243,628	223,738	233,852
Accrued interest receivable	56,764	72,801	70,464
Goodwill	462,572	650,536	651,003
Other intangible assets, net	25,521	33,075	27,179
Other assets	491,297	452,920	467,798

Total assets	$13,731,720	$14,158,147	$13,877,584

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing retail and commercial deposits	$1,108,623	$1,286,800	$1,127,657
Interest-bearing retail and commercial deposits	6,466,940	6,686,919	6,402,503

Total retail and commercial deposits	7,575,563	7,973,719	7,530,160
Brokered deposits	1,875,969	1,977,489	2,258,408

Total deposits	9,451,532	9,951,208	9,788,568
Short-term borrowings	1,917,450	1,607,533	1,637,550
Long-term debt	799,217	809,290	698,340
Accrued interest payable	58,705	77,380	69,288
Other liabilities	126,495	151,126	133,530

Total liabilities	12,353,399	12,596,537	12,327,276

Commitments and contingencies (Note 9)	—	—	—

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding none	—	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 72,629,724, 74,673,419, and 72,455,205 shares, respectively	72,630	74,673	72,455
Surplus	1,110,356	1,150,288	1,107,601
Retained earnings	170,186	373,788	386,061
Guarantee of employee stock ownership plan debt	—	(95)	—
Accumulated other comprehensive income (loss), net of tax	25,149	(37,044)	(15,809)

Total shareholders’ equity	1,378,321	1,561,610	1,550,308

Total liabilities and shareholders’ equity	$13,731,720	$14,158,147	$13,877,584

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest Income
Interest and fees on loans	$171,228	$186,628
Interest and dividends on securities:
Taxable	20,392	28,825
Exempt from federal income taxes	2,693	3,048

Total interest and dividends on securities	23,085	31,873
Interest on short-term investments	72	141

Total interest income	194,385	218,642

Interest Expense
Interest on deposits	77,106	88,479
Interest on short-term borrowings	12,200	21,264
Interest on long-term debt	12,373	14,361

Total interest expense	101,679	124,104

Net Interest Income	92,706	94,538
Provision for Credit Losses	73,292	9,013

Net interest income after provision for credit losses	19,414	85,525
Noninterest Income	30,916	26,970
Noninterest Expenses	268,179	81,477

(Loss) income before income taxes	(217,849)	31,018
Income taxes	(16,557)	10,500

Net (Loss) Income	$(201,292)	$20,518

Average Common Shares Outstanding, Basic	72,449	74,737
Average Common Shares Outstanding, Diluted	72,575	75,245
Net (Loss) Income Per Common Share, Basic	$(2.78)	$0.27
Net (Loss) Income Per Common Share, Diluted	(2.77)	0.27
See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data) (Unaudited)

					Accumulated
				Retained	Other
	Shares of			Earnings	Comprehensive
	Common	Common		and	Income
	Stock	Stock	Surplus	Other*	(Loss), Net	Total
Balance, December 31, 2006	75,341,276	$75,341	$1,167,685	$367,110	$(48,104)	$1,562,032
Net income	—	—	—	20,518	—	20,518
Other comprehensive income, net of income tax of $6,452	—	—	—	—	11,060	11,060

Comprehensive income	—	—	—	—	—	31,578

Cash dividends declared ($0.18 per common share)	—	—	—	(13,431)	—	(13,431)
Common stock activity:
Repurchase of stock	(1,000,000)	(1,000)	(24,989)	—	—	(25,989)
Exercise of stock options, including income tax benefit of $619	275,816	276	5,328	—	—	5,604
Dividend reinvestment plan	33,166	33	778	—	—	811
Restricted stock plan	11,390	11	208	(72)	—	147
Employee stock purchase plan	5,250	5	123	—	—	128
Director compensation	4,905	5	125	—	—	130
Acquisitions	1,616	2	42	—	—	44
Common stock released by trust for deferred compensation	—	—	—	21	—	21
Deferred compensation payable in common Stock	—	—	—	(21)	—	(21)
Cumulative effect of initial application of FIN 48	—	—	—	(488)	—	(488)
Stock option expense	—	—	971	—	—	971
Other, net	—	—	17	56	—	73

Balance, March 31, 2007	74,673,419	$74,673	$1,150,288	$373,693	$(37,044)	$1,561,610

Balance, December 31, 2007	72,455,205	$72,455	$1,107,601	$386,061	$(15,809)	$1,550,308
Net loss	—	—	—	(201,292)	—	(201,292)
Other comprehensive income, net of income tax of $23,465	—	—	—	—	40,958	40,958

Comprehensive loss	—	—	—	—	—	(160,334)

Cash dividends declared ($0.19 per common share)	—	—	—	(13,827)	—	(13,827)
Common stock activity:
Restricted stock plan	100,463	100	1,020	(79)	—	1,041
Dividend reinvestment plan	56,794	57	803	—	—	860
Employee stock purchase plan	5,885	6	80	—	—	86
Director compensation	7,775	8	131	—	—	139
Exercise of stock options, including income tax benefit of $6	3,602	4	37	—	—	41
Common stock purchased by trust for deferred compensation	—	—	—	(2)	—	(2)
Deferred compensation payable in common stock	—	—	—	2	—	2
Cumulative effect of initial application of:
SFAS 159, net of tax	—	—	—	60	—	60
EITF 06-4	—	—	—	(737)	—	(737)
Stock option expense	—	—	743	—	—	743
Other, net	—	—	(59)	—	—	(59)

Balance, March 31, 2008	72,629,724	$72,630	$1,110,356	$170,186	$25,149	$1,378,321

*	Other includes guarantee of employee stock ownership plan debt and deferred compensation.
See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net (loss) income	$(201,292)	$20,518
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	8,499	8,256
Provision for credit losses	73,292	9,013
Share-based compensation expense	1,921	1,755
Goodwill impairment	188,431	—
(Gain) loss on securities	(396)	1,385
Gain on Visa IPO share redemption	(1,904)	—
Gain on certain derivative activities	(12)	(97)
Gain on sale of mortgage loans	(931)	(1,550)
Loss on early extinguishment of debt	547	—
Loss on disposition of premises and equipment	208	49
Loss on disposition of other real estate owned	187	136
Excess tax benefits from share-based compensation	(6)	(619)
Origination of loans held for sale	(66,693)	(125,525)
Sale of loans held for sale and principal repayments	75,366	129,651
(Increase) decrease in other assets	(6,898)	8,298
Decrease in other liabilities	(19,718)	(3,632)

Net cash provided by operating activities	50,601	47,638

Cash Flows from Investing Activities
Sale of securities available for sale	116,582	125,057
Maturity, redemption, call, or principal repayments of securities available for sale	248,592	90,202
Maturity, redemption, call, or principal repayments of securities held to maturity	8,225	6,060
Purchase of securities available for sale	(401,633)	(4,370)
Origination of loans held for investment, net of principal repayments	(95,008)	(213,432)
Sale of other real estate owned	836	2,887
Sale of premises and equipment	5	108
Purchase of premises and equipment	(14,858)	(9,807)

Net cash used for investing activities	(137,259)	(3,295)

Cash Flows from Financing Activities
(Decrease) increase in deposits	(342,342)	428,981
Increase (decrease) in short-term borrowings	279,539	(161,631)
Issuance of long-term debt	175,000	—
Payment of long-term debt	(75,980)	(321,091)
Cash dividends paid on common stock	(13,796)	(13,579)
Repurchase of common stock	—	(25,989)
Excess tax benefits from share-based compensation	6	619
Other common stock activity	926	5,412

Net cash provided by (used for) financing activities	23,353	(87,278)

Net change in cash and cash equivalents	(63,305)	(42,935)
Cash and cash equivalents at beginning of year	296,525	357,831

Cash and cash equivalents at end of period	$233,220	$314,896

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$114,308	$115,564
Income tax payments, net	366	4,823
Significant non-cash investing and financing transactions:
Decrease in unrealized loss on available for sale securities	45,799	15,538
Loans transferred to other real estate owned	1,421	2,385
See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
Note 1 – General
          The foregoing unaudited Consolidated Financial Statements and Notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the Notes to Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements. The Consolidated Balance Sheet at December 31, 2007 is derived from TSFG’s Consolidated Audited Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.
Nature of Operations
          TSFG is a financial holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, merchant processing, mortgage, treasury services, and wealth management (which consists of benefits administration, insurance, private banking, retail investment, and trust and investment management). TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First Bank) and in Florida (as Mercantile Bank). TSFG also owns several non-bank subsidiaries. At March 31, 2008, TSFG operated through 81 branch offices in South Carolina, 66 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.
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
Reclassifications
     Certain prior year amounts have been reclassified to conform to the 2008 presentations.
Recently Adopted Accounting Pronouncements
     Fair Value Measurements
          Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements,” defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. TSFG adopted SFAS 157 for its financial assets and liabilities on January 1, 2008 with no significant impact on its Consolidated Financial Statements. Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2 (“FSP 157-2”) delays the effective date of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until fiscal years beginning after November 15, 2008. As a result, TSFG will adopt this standard for nonfinancial assets and liabilities effective January 1, 2009. See Note 11 for fair value disclosures.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
     Endorsement Split-Dollar Life Insurance Arrangements
          In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities will have the option of applying the provisions of EITF 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. TSFG currently has several arrangements within the scope of EITF 06-4. TSFG adopted this standard effective January 1, 2008, with a $737,000 decrease to retained earnings.
     Fair Value Option for Financial Assets and Financial Liabilities
          SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. TSFG adopted this standard effective January 1, 2008 and elected to account for its portfolio of mortgage loans held for sale at fair value. The impact of adoption was an increase to retained earnings of $60,000, net of income tax of $32,000. For additional information on the fair value option, see Note 11.
     Written Loan Commitments Recorded at Fair Value Through Earnings
          Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings,” supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. TSFG adopted SAB 109 effective January 1, 2008 with no significant impact on its Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
     Business Combinations
          SFAS No. 141R (“SFAS 141R”), “Business Combinations,” requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” SFAS 141R is effective for business combinations closing in fiscal years beginning after December 15, 2008. TSFG expects SFAS 141R to have a significant impact on its accounting for business combinations, if any, closing on or after January 1, 2009.
     Noncontrolling Interests in Consolidated Financial Statements
          SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and TSFG does not expect the adoption of this standard to have a significant impact on its Consolidated Financial Statements.
     Disclosures about Derivative Instruments and Hedging Activities
          SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008, and TSFG does not expect adoption of this standard to have a significant impact on its Consolidated Financial Statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
Note 2 – Noninterest Income and Noninterest Expense
          The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Noninterest Income
Service charges on deposit accounts	$10,429	$10,613
Debit card income, net (1)	1,876	1,567
Customer service fee income	1,331	1,291

Total customer fee income	13,636	13,471

Insurance income	3,060	3,297
Retail investment services, net (2)	1,546	1,714
Trust and investment management income	1,666	1,594
Benefits administration fees	756	742

Total wealth management income	7,028	7,347

Bank-owned life insurance income	3,147	2,851
Mortgage banking income	1,485	2,069
Merchant processing income, net (3)	857	735
Gain on certain derivative activities	12	97
Gain (loss) on securities	396	(1,385)
Gain on Visa IPO share redemption	1,904	—
Other	2,451	1,785

Total noninterest income	$30,916	$26,970

Noninterest Expenses
Salaries and wages	$34,853	$36,832
Employee benefits	9,298	9,759
Occupancy	8,623	8,608
Furniture and equipment	6,383	6,462
Professional services	3,527	4,103
Advertising and business development	2,471	1,931
Regulatory assessments	2,077	428
Amortization of intangibles	1,658	2,001
Goodwill impairment	188,431	—
Telecommunications	1,423	1,393
Loss on early extinguishment of debt	547	—
Visa-related litigation	(863)	—
Other	9,751	9,960

Total noninterest expenses	$268,179	$81,477

(1)
In fourth quarter 2007, TSFG began presenting its debit card income net of related expenses. Debit card expense totaled (in thousands) $647 and $610, respectively, for the quarters ended March 31, 2008 and 2007. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(2)
In fourth quarter 2007, TSFG began presenting its retail investment services income net of certain revenue sharing arrangements with a third party. Such amounts for these arrangements totaled (in thousands) $191 and $244, respectively, for the quarters ended March 31, 2008 and 2007. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(3)
In second quarter 2007, TSFG began presenting its merchant income net of direct processing costs. Direct merchant processing costs totaled (in thousands) $4,004 and $3,020, respectively, for the quarters ended March 31, 2008 and 2007. Amounts presented for prior periods have been reclassified to conform to the current presentation.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
Note 3 – Accumulated Other Comprehensive Income (Loss)
          The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net Unrealized Losses on Securities Available for Sale
Balance at beginning of period	$(30,765)	$(47,378)
Other comprehensive income:
Unrealized holding gains arising during the period	46,425	14,153
Income tax expense	(17,165)	(5,276)
Less: Reclassification adjustment for (gains) losses included in net income	(626)	1,385
Income tax expense (benefit)	219	(485)

	28,853	9,777

Balance at end of period	(1,912)	(37,601)

Net Unrealized Gains on Cash Flow Hedges
Balance at beginning of period	14,956	(726)
Other comprehensive income (loss):
Unrealized gain on change in fair values	18,624	2,405
Income tax expense	(6,519)	(842)
Less: Amortization of terminated swaps	—	(431)
Income tax expense	—	151

	12,105	1,283

Balance at end of period	27,061	557

	$25,149	$(37,044)

Total other comprehensive income	$40,958	$11,060
Net (loss) income	(201,292)	20,518

Comprehensive (loss) income	$(160,334)	$31,578

Note 4 – Gross Unrealized Losses on Investment Securities
          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	March 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
Agency mortgage-backed securities	$264,175	$966	$565,176	$13,643	$829,351	$14,609
Private label mortgage-backed securities	16,209	763	—	—	16,209	763
State and municipals	777	2	4,511	70	5,288	72
Corporate bonds	16,293	920	—	—	16,293	920
Equity investments	24	4	2,986	964	3,010	968

	$297,478	$2,655	$572,673	$14,677	$870,151	$17,332

Securities Held to Maturity
State and municipals	$988	$4	$1,054	$10	$2,042	$14

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale
U.S. Government agencies	$—	$—	$51,775	$230	$51,775	$230
Agency mortgage-backed securities	67,150	512	1,003,886	49,702	1,071,036	50,214
State and municipals	4,641	3	157,857	1,105	162,498	1,108
Corporate bonds	4,792	617	—	—	4,792	617
Equity investments	3,044	935	—	—	3,044	935

	$79,627	$2,067	$1,213,518	$51,037	$1,293,145	$53,104

Securities Held to Maturity
State and municipals	$813	$1	$15,136	$117	$15,949	$118

          At March 31, 2008, TSFG had 127 individual investments that were in an unrealized loss position. The overall unrealized loss at March 31, 2008 improved from December 31, 2007, primarily due to a decline in interest rates, partially offset by the impact of widening credit spreads and current market illiquidity. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold these debt securities until a market price recovery or maturity. Therefore, at March 31, 2008, these investments are not considered impaired on an other-than-temporary basis.
          TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. In first quarter 2008, TSFG recorded $229,000 in other-than-temporary impairment on these investments. At March 31, 2008, TSFG’s investment in these entities totaled $18.0 million, of which $8.1 million were accounted for under the cost method and $9.9 million were accounted for under the equity method.
Note 5 – Loans
          The following is a summary of loans held for investment by category (in thousands):

	March 31, 2008	December 31, 2007
Commercial, financial and agricultural	$2,311,876	$2,309,294
Real estate — construction	1,854,851	1,763,365
Real estate — residential mortgages (1-4 family)	1,497,199	1,390,729
Commercial secured by real estate	3,801,268	3,946,440
Consumer	810,459	803,592

Loans held for investment	$10,275,653	$10,213,420

Included in the above:
Nonaccrual loans	$222,356	$80,191

Loans past due 90 days and still accruing interest	$9,588	$5,349

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
          In accordance with SFAS No. 114 (“SFAS 114”), Accounting by Creditors for Impairment of a Loan,” loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful. A loan is also considered impaired if its terms are modified in a troubled debt restructuring. At March 31, 2008, TSFG’s impaired loans consisted primarily of commercial nonaccrual loans. The following table summarizes information on impaired loans (in thousands):

	At and For the	At and for the
	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007
Impaired loans	$206,621	$68,102
Related allowance	32,070	11,340
Interest income recognized	15	59
Foregone interest	4,324	3,437
Note 6 – Allowance for Credit Losses
          The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses are presented below (in thousands):

	At and For the		At and For the
	Three Months		Year Ended
	Ended March 31,		December 31,
	2008	2007	2007
Allowance for loan losses
Balance at beginning of year	$126,427	$111,663	$111,663
Provision for loan losses	72,964	8,952	67,325
Loans charged-off	(27,583)	(8,611)	(59,408)
Recoveries of loans previously charged off	2,612	1,732	6,847

Balance at end of period	$174,420	$113,736	$126,427

Reserve for unfunded lending commitments
Balance at beginning of year	$2,268	$1,025	$1,025
Provision for unfunded lending commitments	328	61	1,243

Balance at end of period	$2,596	$1,086	$2,268

Allowance for credit losses
Balance at beginning of year	$128,695	$112,688	$112,688
Provision for credit losses	73,292	9,013	68,568
Loans charged-off	(27,583)	(8,611)	(59,408)
Recoveries of loans previously charged off	2,612	1,732	6,847

Balance at end of period	$177,016	$114,822	$128,695

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
Note 7 – Goodwill
          The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the period ended March 31, 2008:

	South	North
	Carolina	Carolina	Florida
	Bank	Bank	Bank	Other	Total
Balance, December 31, 2007	$119,267	$87,961	$440,538	$3,237	$651,003
Reclassification for change in operating Segments	(3,085)	(343)	(12,651)	16,079	—

Revised balance, December 31, 2007	116,182	87,618	427,887	19,316	651,003
Goodwill impairment charge	—	—	(188,431)	—	(188,431)

Balance, March 31, 2008	$116,182	$87,618	$239,456	$19,316	$462,572

          Effective January 1, 2008, TSFG changed its operating segments to exclude insurance agencies from the geographic banking segments. The insurance line of business is now included in “Other” (see Note 12). As a result, the goodwill balance as of December 31, 2007 has been reclassified for comparability.
          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), TSFG evaluates its goodwill annually for each reporting unit as of June 30th. However, the acceleration of credit deterioration in Florida prompted TSFG to perform an interim impairment evaluation of a significant portion of the recorded goodwill as of March 31, 2008. As a result of this evaluation, during first quarter 2008, TSFG recognized goodwill impairment in the Florida banking segment primarily due to increased projected credit costs and a related decrease in projected loan growth, as well as changes in the measurement of segment profitability. The goodwill impairment charge of $188.4 million was recorded in noninterest expense in the consolidated statements of income. The fair value of the Florida reporting unit evaluated for impairment was determined primarily using discounted cash flow models based on internal forecasts and, to a lesser extent, market-based trading and transaction multiples.
Note 8 – Derivative Financial Instruments and Hedging Activities
          The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) are presented below.

	March 31, 2008			December 31, 2007
	Fair Value		Notional	Fair Value		Notional
	Asset	Liability	Amount	Asset	Liability	Amount
Cash Flow Hedges
Interest rate swaps associated with lending activities	$34,671	$—	$815,000	$20,114	$—	$830,000
Interest rate floor associated with lending activities	8,381	—	200,000	4,531	—	200,000

Fair Value Hedges
Interest rate swaps associated with brokered CDs	5,076	2,235	684,407	672	8,235	988,477

Other Derivatives
Forward foreign currency contracts	39	39	1,113	5	5	653
Customer swap contracts	10,538	10,682	390,073	5,065	5,065	238,224
Options, interest rate swaps and other	5,085	7,148	158,603	5,807	7,712	161,832

	$63,790	$20,104	$2,249,196	$36,194	$21,017	$2,419,186

          In the three months ended March 31, 2008 and 2007, noninterest income included a gain of $12,000 and $97,000, respectively, for certain derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
interest rate swaps; hedge ineffectiveness for fair value hedges, which totaled a gain of $634,000 and a loss of $140,000, respectively, for the three months ended March 31, 2008 and 2007; and other miscellaneous items.
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
Recourse Reserve
                         As part of its 2004 acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At March 31, 2008, the estimated recourse reserve liability, included in other liabilities, totaled $6.1 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.
Expanded Corporate Facilities
          During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations. Through March 31, 2008, TSFG had invested approximately $37 million in the project (which is included in premises and equipment on the consolidated balance sheet as construction in progress) and had entered into additional contractual commitments of approximately $20 million.
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

	Outstanding Commitments
	March 31, 2008	December 31, 2007
Loan commitments:
Commercial, financial, agricultural, and other	$968,511	$988,962
Commercial secured by real estate	561,927	698,179
Home equity loans	519,184	530,626
Standby letters of credit	184,641	184,529
Documentary letters of credit	2,796	153
Unused business credit card lines	33,944	32,948

Total	$2,271,003	$2,435,397

Note 10 – Share Information
          The following is a summary of the basic and diluted average common shares outstanding and (loss) earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2008	2007
Net (loss) income (numerator)	$(201,292)	$20,518
Basic
Average common shares outstanding (denominator)	72,449,437	74,736,832
(Loss) earnings per share	$(2.78)	$0.27
Diluted
Average common shares outstanding	72,449,437	74,736,832
Average dilutive potential common shares	125,403	508,136

Average diluted shares outstanding (denominator)	72,574,840	75,244,968

(Loss) earnings per share	$(2.77)	$0.27
          The following options were outstanding at the period end presented but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares during the period:

	Number	Range of
	of Shares	Exercise Prices
For the Three Months Ended
March 31, 2008	3,371,564	$15.20 to $31.96
March 31, 2007	1,354,004	$26.25 to $31.96
Note 11 – Fair Value Disclosures
     Effective January 1, 2008, TSFG adopted SFAS 157 (for its financial assets and liabilities) and SFAS 159. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 requires, among other things, the Company to maximize the use of observable inputs and minimize the use of unobservable inputs in its fair value measurement techniques.  The adoption of SFAS 157 resulted in no change to January 1, 2008 retained earnings. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
on a contract-by-contract basis. TSFG elected the fair value option for its portfolio of mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. As a result of its election, TSFG recorded the following to opening retained earnings (in thousands):

	Opening		Adjusted
	Balance Sheet	Adoption	Balance Sheet
	January 1, 2008	Net Gain (Loss)	January 1, 2008
Mortgage loans held for sale	$17,867	$92	$17,959

Pretax cumulative effect of adoption of the fair value option		92
Tax impact		(32)

Cumulative effect of adoption of the fair value option (increase to retained earnings)		$60

          Adoption of these standards did not have a material impact on earnings for the three months ended March 31, 2008.
          SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•
Level 1 – Valuations are based on quoted prices in active markets for identical assets and liabilities. Level 1 assets include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

•
Level 2 – Valuations are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Valuations are obtained from third party pricing services for similar assets or liabilities. This category generally includes U.S. government agencies, agency mortgage-backed debt securities, private-label mortgage-backed debt securities, state and municipal bonds, corporate bonds, certain derivative contracts, and mortgage loans held for sale.

•
Level 3 – Valuations include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. For example, certain available for sale securities included in this category are not readily marketable and may only be redeemed with the issuer at par. This category includes certain derivative contracts for which independent pricing information was not able to be obtained for a significant portion of the underlying assets.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
          The table below presents the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2008
	Total	Level 1	Level 2	Level 3
Securities available for sale	$2,069,898	$150,577	$1,877,424	$41,897
Loans held for sale	16,119	—	16,119	—
Derivative assets	63,790	—	55,334	8,456

Total	$2,149,807	$150,577	$1,948,877	$50,353

Derivative liabilities	$20,104	$—	$14,210	$5,894

     The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Three months ended March 31, 2008
	Securities	Net derivative
	available for sale	assets (liabilities)
Balance, beginning of quarter	$37,735	$370
Total net gains included in net income	—	2,008
Purchases, sales, issuances and settlements, net	4,162	184

Balance, end of quarter	$41,897	$2,562

Net gains included in net income relating to assets held at March 31, 2008	$—	$2,008

          Also, we may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from write-downs of individual assets. For financial assets measured at fair value on a nonrecurring basis in first quarter 2008 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end (in thousands).

					Three months
					ended
	Carrying value at March 31, 2008				March 31, 2008
	Total	Level 1	Level 2	Level 3	Total gains (losses)
Loans held for investment (1)	$173,119	$—	$—	$173,119	$(41,325)
Private equity investments (2)	359	—	—	359	(229)

					$(41,554)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.

(2)	Write-downs of private equity investments are included in gain (loss) on securities.
          During first quarter 2008, TSFG also measured certain nonfinancial assets using fair value on a nonrecurring basis, including portions of goodwill and certain foreclosed assets. In accordance with FSP 157-2, we have delayed application of the provisions of SFAS 157 to those measurements, and as such they are not included in the table above.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
     Fair Value Option
          At March 31, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value of $16.1 million and an aggregate outstanding principal balance of $16.0 million. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest income in the income statement. During first quarter 2008, net losses resulting from changes in fair value of these loans of $19,000 were recorded in mortgage banking income. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.
Note 12 – Income Taxes
          The effective income tax rate as a percentage of pretax income was 7.6% for the three months ended March 31, 2008. Income tax expense differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax income for the three months ended March 31, 2008 primarily as a result of the impact of the non-deductible goodwill impairment and management’s projections.
Note 13 – Business Segments
          South Carolina Bank, North Carolina Bank, and Florida Bank are TSFG’s primary reportable segments for management financial reporting. Effective January 1, 2008, TSFG began to exclude its insurance operations from its banking segments due to a change in management responsibility and changed its allocation methodology for provision for credit losses and noninterest expenses. Results for prior periods have been restated for comparability. Each geographic bank segment consists of commercial and consumer lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services, merchant services, wealth management and mortgage banking services. The “Other” column includes the investment securities portfolio, indirect lending, treasury, parent company activities, bank-owned life insurance, net intercompany eliminations, various nonbank subsidiaries (including insurance subsidiaries), equity investments, and certain other activities not currently allocated to the aforementioned segments.
          The results for these segments are based on TSFG’s management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. The Company uses an internal funding methodology to assign funding costs to assets and earning credits to liabilities with an offset in “Other.” The management reporting process measures the performance of the defined segments based on TSFG’s management structure and is not necessarily comparable with similar information for other financial services companies or representative of results that would be achieved if the segments operated as stand-alone entities. If the management structure and/or allocation process changes, allocations, transfers and assignments may change. Segment information (in thousands) is shown in the table below.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	South	North
	Carolina	Carolina	Florida
	Bank	Bank	Bank	Other	Total
Three Months Ended March 31, 2008
Net interest income before inter-segment income (expense)	$35,800	$18,213	$35,276	$3,417	$92,706
Inter-segment interest income (expense)	6,621	(3,725)	1,256	(4,152)	—

Net interest income	42,421	14,488	36,532	(735)	92,706
Provision for credit losses	7,725	8,419	56,340	808	73,292
Noninterest income	11,632	2,319	6,911	10,054	30,916
Goodwill impairment	—	—	188,431	—	188,431
Other noninterest expenses — direct (1)	15,418	5,176	14,574	44,580	79,748

Contribution before allocation	30,910	3,212	(215,902)	(36,069)	(217,849)
Noninterest expenses — allocated (2)	18,770	5,384	16,121	(40,275)	—

Contribution before income taxes	$12,140	$(2,172)	$(232,023)	$4,206	(217,849)

Income tax expense					(16,557)

Net income					$(201,292)

March 31, 2008
Total assets	$4,088,147	$1,820,787	$3,930,094	$3,892,692	$13,731,720
Total loans held for investment	3,895,976	1,728,135	3,673,300	978,242	10,275,653
Total deposits	3,391,931	1,133,304	2,967,750	1,958,547	9,451,532

Three Months Ended March 31, 2007
Net interest income before inter-segment income (expense)	$41,484	$20,159	$39,909	$(7,014)	$94,538
Inter-segment interest income (expense)	1,081	(6,506)	(1,428)	6,853	—

Net interest income	42,565	13,653	38,481	(161)	94,538
Provision for credit losses	2,870	(141)	4,459	1,825	9,013
Noninterest income	11,057	2,098	6,826	6,989	26,970
Noninterest expenses — direct (1)	15,414	5,001	15,099	45,963	81,477

Contribution before allocation	35,338	10,891	25,749	(40,960)	31,018
Noninterest expenses — allocated (2)	17,681	6,106	14,903	(38,690)	—

Contribution before income taxes	$17,657	$4,785	$10,846	$(2,270)	31,018

Income tax expense					10,500

Net income					$20,518

March 31, 2007
Total assets	$4,012,523	$1,806,774	$4,005,864	$4,332,986	$14,158,147
Total loans held for investment	3,778,607	1,685,895	3,466,011	967,621	9,898,134
Total deposits	3,649,717	1,169,746	3,077,076	2,054,669	9,951,208

(1)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(2)
Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

Note 13 – Subsequent Events
          Subsequent to quarter-end, TSFG entered into purchase agreements with certain institutional investors and certain members of the board of directors in connection with the private placement of approximately $250 million in aggregate liquidation amount of mandatory convertible non-cumulative preferred stock. The 250,000 preferred shares have a purchase price and liquidation value of $1,000 per share, will pay dividends at an annual rate of 10%, have a conversion price of $6.50, and are expected to convert into approximately 38.5 million common shares on May 1, 2011 upon shareholder approval. In the event shareholder approval is not obtained prior to May 1, 2011, the dividend rate will be increased over time to 17% and the conversion price will be decreased over time to $4.00, until receipt of such shareholder approval. This issuance of preferred stock closed on May 8, 2008 with net proceeds of approximately $239 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2007. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results that may be attained for any other period.
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
Forward-Looking Statements
          This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:
•	risks from changes in economic, monetary policy, and industry conditions;

•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;

•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;

•	risks inherent in making loans including repayment risks and changes in the value of collateral;

•	loan growth, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);

•	continued deterioration in the overall credit environment;

•	level, composition, and repricing characteristics of the securities portfolio;

•	deposit growth, change in the mix or type of deposit products, and cost of deposits;

•	loss of deposits due to perceived capital weakness or otherwise;

•	availability of wholesale funding;

•	adequacy of capital and future capital needs;

•	issuance of subordinated debt;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	continued availability of senior management;

•	technological changes;

•	ability to increase market share;

•	income and expense projections, ability to control expenses, and expense reduction initiatives;

•	changes in the compensation, benefit, and incentive plans, including compensation accruals;

•	risks associated with income taxes, including the potential for adverse adjustments;

•
acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;

•	valuation of goodwill and intangibles and any potential future impairment;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;

•	changes in management’s assessment of and strategies for lines of business, asset, and deposit categories;

•	changes in accounting policies and practices;

•	changes in the evaluation of the effectiveness of our hedging strategies;

•	changes in regulatory actions, including the potential for adverse adjustments;

•	changes, costs, and effects of litigation, and environmental remediation; and

•	recently-enacted or proposed legislation.
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
Non-GAAP Financial Information
          This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that these presentations of tax-equivalent net interest income aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. In discussing its deposits, TSFG presents information summarizing its funding generated by customers using the following definitions: “customer deposits,” which are defined by TSFG as total deposits less brokered deposits, and “customer funding,” which is defined by TSFG as total deposits less brokered deposits plus customer sweep accounts.  TSFG also discusses its funding generated from non-customer sources using the following definition: “wholesale borrowings,” which are defined by TSFG as short-term and long-term borrowings less customer sweep accounts plus brokered deposits.  In addition, TSFG provides data eliminating intangibles in order to present data on a “tangible” basis. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently.  Management compensates for these limitations by providing detailed reconciliations between GAAP and operating measures. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.
Overview
          The South Financial Group is a financial holding company, headquartered in Greenville, South Carolina, with $13.7 billion in total assets and 174 branch offices in South Carolina, Florida, and North Carolina at March 31, 2008. Founded in 1986, TSFG focuses on attractive Southeastern banking markets with long-term growth potential. TSFG operates Carolina First Bank, which conducts banking operations in North Carolina and South Carolina (as Carolina First Bank), in Florida (as Mercantile Bank), and on the Internet (as Bank Caroline). At March 31, 2008, approximately 46% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 39% were in Florida, and 15% were in North Carolina.

          TSFG uses a super-community bank strategy and targets small business, middle market companies and retail consumers. As a super-community bank, TSFG strives to combine personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.
          TSFG reported a net loss of $201.3 million, or $(2.77) per diluted share, for first quarter 2008, compared with net income of $20.5 million, or $0.27 per diluted share, for first quarter 2007. The net loss was primarily due to a $73.3 million provision for credit losses resulting from continued credit deterioration in the Florida market and a $188.4 million goodwill impairment charge resulting from a decrease in expected cash flows of the Florida banking segment.
          At March 31, 2008, nonperforming assets as a percentage of loans held for investment and foreclosed property increased to 2.26% from 0.88% at December 31, 2007 and 0.47% at March 31, 2007. The increase in nonperforming assets was primarily attributable to accelerating deterioration in residential construction and development-related loans, principally in Florida markets. For the three months ended March 31, 2008, annualized net loan charge-offs totaled 0.98% of average loans held for investment, compared to 0.92% for the quarter ended December 31, 2007 and 0.29% for the quarter ended March 31, 2007. TSFG’s provision for credit losses increased to $73.3 million for the first three months of 2008 from $31.9 million and $9.0 million, respectively, for the quarters ended December 31, 2007 and March 31, 2007.
          Tax-equivalent net interest income was $94.2 million for first quarter 2008, compared to $96.2 million for first quarter 2007. The net interest margin decreased to 3.07% for first quarter 2008 from 3.09% for fourth quarter 2007 and 3.08% for first quarter 2007. This margin compression reflects higher nonperforming loans and the associated reversal of previously accrued interest income. Federal Reserve actions to reduce the targeted fed funds rate by 200 basis points during the quarter led to decreased earning asset yields and a decline in average funding costs.
          Noninterest income totaled $30.9 million for the first three months of 2008, compared to $27.0 million for the first three months of 2007. The increase in noninterest income was largely attributable to a gain on mandatory partial redemption of shares received in the Visa IPO of $1.9 million and a net gain on securities of $396,000 in first quarter 2008 versus a $1.4 million net loss during first quarter 2007. Mortgage banking income for first quarter 2008 declined $584,000 compared with the same period in the prior year as mortgage banking origination volumes slowed in response to current market conditions. TSFG’s merchant processing income (net) and customer fee income for the first three months of 2008 increased over the prior year amounts.
          Noninterest expenses totaled $268.2 million for first quarter 2008, compared to $80.5 million and $81.5 million, respectively, for the quarters ended December 31, 2007 and March 31, 2007. This increase was primarily due to the $188.4 million goodwill impairment charge mentioned above. The increase in noninterest expenses also included higher advertising and business development expenses and higher regulatory assessments, partially offset by declines in professional fees and most other categories of expense.
          TSFG continues to focus on improving its balance sheet mix by increasing the relative level and mix of customer assets and liabilities. Due to the reduction of investment securities, average loans as a percentage of average earning assets increased to 83.1% for the first three months of 2008 from 77.8% for the first three months of 2007. On the funding side, average customer funding (which includes deposits less brokered deposits plus customer sweep accounts) as a percentage of average total funding increased to 68.1% for the first three months of 2008, up from 67.3% for the first three months of 2007.
          Using period-end balances, TSFG’s loans held for investment at March 31, 2008 increased 0.6% from December 31, 2007, and total deposit balances decreased 3.4%. Customer funding (deposits less brokered deposits plus customer sweep accounts) increased 0.3% since December 31, 2007.
          TSFG’s tangible equity to tangible asset ratio increased to 6.72% at March 31, 2008, from 6.61% at December 31, 2007 and 6.52% at March 31, 2007, primarily due to an overall positive change in accumulated other comprehensive income. At March 31, 2008, the after-tax net unrealized loss on available for sale securities totaled $1.9 million, down from $30.8 million and $37.6 million, respectively, at December 31, 2007 and March 31, 2007.
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
     Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
          The allowance for loan losses (“Allowance”) represents management’s estimate of probable incurred losses in the lending portfolio. Management’s ongoing evaluation of the adequacy of the Allowance considers both impaired and unimpaired loans and takes into consideration TSFG’s past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, an analysis of guarantees and an analysis of current economic factors and existing conditions.
          Assessing the adequacy of the Allowance is a process that requires considerable judgment. Management considers the period-end Allowance appropriate and adequate to cover probable incurred losses in the loan portfolio. However, management’s judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the Allowance, thus adversely affecting the operating results of TSFG.
          The methodology used to determine the reserve for unfunded lending commitments, which is included in other liabilities, is inherently similar to that used to determine the Allowance described above, adjusted for factors specific to binding commitments, including the probability of funding and historical loss ratio.
          A more detailed discussion of TSFG’s Allowance and reserve for unfunded lending commitments is included in the “Balance Sheet Review – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” section.
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

          SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is based on quoted market prices for the same or similar instruments, adjusted for any differences in terms. If market values are not readily available, then the fair value is estimated. For example, when TSFG has an investment in a privately held company, TSFG’s management evaluates the fair value of these investments based on the entity’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. Modeling techniques, such as discounted cash flow analyses, which use assumptions for interest rates, credit losses, prepayments, and discount rates, are also used to estimate fair value if market values are not readily available.
          TSFG carries its available for sale securities, mortgage loans held for sale, and derivatives at fair value. The unrealized gains or losses, net of income tax effect, on available for sale securities and the effective component of derivatives qualifying as cash flow hedges are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. The fair value adjustments for mortgage loans held for sale and derivative financial instruments not qualifying as cash flow hedges are included in earnings. In addition, for hedged items in a fair value hedge, changes in the hedged item’s fair value attributable to the hedged risk are also included in noninterest income. No fair value adjustment is allowed for the related hedged asset or liability in circumstances where the derivatives do not meet the requirements for hedge accounting under SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”
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
          We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from write-downs of individual assets. For example, nonrecurring fair value adjustments to loans held for investment reflect full or partial write-downs that are based on the loan’s observable fair value or the fair value of the underlying collateral in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”
          See Note 11 to the Consolidated Financial Statements for more information on fair value measurements for the quarter ended March 31, 2008.
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
          TSFG evaluates for goodwill impairment by determining the fair value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair value, the potential for impairment exists, and a second step of impairment testing is required. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value.
          The evaluation performed as of June 30, 2007 indicated that no impairment charge was required as of that date. During fourth quarter 2007, the decline in TSFG’s stock price prompted the Company to perform an interim evaluation of goodwill impairment, which indicated that no impairment charge was required as of December 31, 2007. During first quarter 2008, the acceleration of credit deterioration in Florida prompted TSFG to perform an updated interim impairment evaluation of a significant portion of the recorded goodwill as of March 31, 2008. As a result of this evaluation, during first quarter 2008, TSFG recognized goodwill impairment in the Florida banking segment primarily due to increased projected credit costs and a related decrease in projected loan growth, as well as changes in the measurement of segment profitability. See “Goodwill” for additional discussion.
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
Expanded Corporate Facilities
          During 2007, TSFG started construction on its Expanded Corporate Facilities. Through March 31, 2008, TSFG had invested approximately $37 million in the project (which is included in premises and equipment on the consolidated balance sheet as construction in progress) and had entered into additional contractual commitments of approximately $20 million. The initial phase of the facilities is expected to be placed in service in the first half of 2009.
Balance Sheet Review
     Loans
          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At March 31, 2008, outstanding loans totaled $10.3 billion, which equaled 109% of total deposits (136% of customer deposits) and 74.9% of total assets. Loans held for investment increased $62.2 million, or 0.6%, to $10.3 billion at March 31, 2008 from $10.2 billion at December 31, 2007. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At March 31, 2008, approximately 7% of the portfolio was unsecured.
          As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.
          TSFG generally sells a majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale decreased to $16.1 million at March 31, 2008 from $17.9 million at December 31, 2007, primarily due to lower mortgage loan volume and timing of mortgage sales. Effective first quarter 2008, TSFG elected to account for its mortgage loans held for sale at fair value pursuant to SFAS 159.
          Table 1 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan. Table 2 provides a more meaningful stratification of the loan portfolio by loan purpose. This presentation differs from that in Table 1, which stratifies the portfolio by collateral type and borrower type, consistent with external regulatory reporting.

Table 1
Loan Portfolio Composition Based on Collateral Type or Borrower Type
(dollars in thousands)

	March 31, 2008		December 31,
	2008	2007	2007
Commercial, financial and agricultural	$2,311,876	$2,231,572	$2,309,294
Real estate — construction (1)	1,854,851	1,718,783	1,763,365
Real estate — residential mortgages (1-4 family)	1,497,199	1,369,196	1,390,729
Commercial secured by real estate (1)	3,801,268	3,797,868	3,946,440
Consumer	810,459	780,715	803,592

Loans held for investment	$10,275,653	$9,898,134	$10,213,420

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.
Table 2
Loan Portfolio Composition Based on Loan Purpose
(dollars in thousands)

	March 31, 2008		December 31,
	2008	2007	2007
Commercial Loans
Commercial and industrial	$2,805,825	$2,596,705	$2,759,492
Owner — occupied real estate (1)	1,107,069	883,738	1,070,376
Commercial real estate (2)	4,156,522	4,209,149	4,158,384

	8,069,416	7,689,592	7,988,252

Consumer Loans
Indirect — sales finance	710,806	666,801	699,014
Consumer lot loans	291,378	353,694	311,386
Direct retail	87,064	97,786	94,228
Home equity	558,334	514,963	548,928

	1,647,582	1,633,244	1,653,556

Mortgage Loans	558,655	575,298	571,612

Total loans held for investment	$10,275,653	$9,898,134	$10,213,420

Percentage of Loans Held for Investment
Commercial and industrial	27.3	26.2	27.0%
Owner — occupied real estate (1)	10.8	8.9	10.5
Commercial real estate	40.5	42.5	40.7
Consumer	16.0	16.5	16.2
Mortgage	5.4	5.9	5.6

Total	100.0	100.0	100.0%

(1)	In Table 1, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

(2)	See “Commercial Real Estate Concentration,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for more detail on commercial real estate loans.
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
          Commercial real estate (“CRE”) loans are loans to finance real properties that are acquired, developed, or constructed for sale or lease to parties unrelated to the borrower. Our CRE products fall into four primary categories including land, acquisition and development, construction, and income property. See “Commercial Real Estate Concentration” below for further details.
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
          Mortgage loans are loans to individuals, secured by first or second mortgages on single-family residences, generally to finance the acquisition or construction of those residences. TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. TSFG’s mortgage portfolio is bank-customer related, with minimal brokered loans or subprime exposure.
          Portfolio risk is also managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank and by requiring Board of Director Risk Committee approval to exceed this house limit. At March 31, 2008, TSFG’s house lending limit was $35 million, and nine credit relationships totaling $397.4 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $425.6 million, or 4.1% of total loans held for investment at March 31, 2008, compared to 4.2% of total loans held for investment at December 31, 2007.
          TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At March 31, 2008, the loan portfolio included commitments totaling $1.3 billion in SNCs. Outstanding borrowings under these commitments totaled $683.1 million at March 31, 2008, increasing from $660.7 million at December 31, 2007. The largest commitment was $40.0 million and the largest outstanding balance was $25.7 million at March 31, 2008. In addition to internal limits that control our credit exposure to individual borrowers, we have established limits on the size of the overall SNC portfolio, and have established a sub-limit for total credit exposure to borrowers located outside of our markets. All of our SNC relationships are underwritten and managed in a centralized Corporate Banking Group staffed with experienced bankers. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. Our ongoing strategic plan is to maintain diversity in our portfolio and expand the profitability of our relationships through the sale of non-credit products.
     Commercial Real Estate Concentration
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

          TSFG’s commercial real estate products include the following:

CRE Product	Description
Completed income property	Loans to finance a variety of income producing properties, including apartments, retail centers, hotels, office buildings and industrial facilities

Residential A&D	Loans to develop land into residential lots

Commercial A&D	Loans to finance the development of raw land into sellable commercial lots

Commercial construction	Loans to finance the construction of various types of income property

Residential construction	Loans to construct single family housing; primarily to residential builders

Residential condo	Loans to construct or convert residential condominiums

Undeveloped land	Loans to acquire land for resale or future development
          Underwriting policies dictate the loan-to-value (“LTV”) limitations for commercial real estate loans. Table 3 presents selected characteristics of commercial real estate loans by product type.
Table 3
Selected Characteristics of Commercial Real Estate Loans
(dollars in thousands)

	March 31, 2008
		Weighted Average	Weighted	Largest
		Time to Maturity	Average	Ten
	Policy LTV	(in months)	Loan Size	Total O / S
Completed income property	85%	45.2	$451	$117,718
Residential A&D	75	9.9	732	121,839
Commercial A&D	75	11.9	943	93,727
Commercial construction	80	32.5	1,671	110,894
Residential construction	85	8.9	313	57,100
Residential condo	80	8.5	1,924	150,109
Undeveloped land	65	11.1	728	92,281
Overall		28.4	$570	$743,670
          In addition to LTV limitations, other commercial real estate management processes are as follows:
          Project Hold Limits. TSFG has implemented project hold limits (which represent the maximum amount that TSFG will hold in its portfolio by project) tiered by the underlying risk. These project limits act to encourage the appropriate amount of borrower and geographic granularity within the portfolio. Since the project limits vary by grade, TSFG attempts to reduce the exposure in correlation to the amount of assigned risk inherent in the project.
          Construction Advances. TSFG monitors construction advances on all construction projects greater than $1 million to ensure inspections are properly obtained and advances are consistent with the construction budget. The appropriateness of the construction budget is part of the underwriting package and considered during the approval process. The monitoring is administered by the centralized Construction Loan Administration department on an ongoing basis.
          Quarterly Project Reviews. On a quarterly basis, each commercial real estate loan greater than $5 million is reviewed as part of a large project review process. Risk Management and the Relationship Manager discuss recent sales activity, local market absorption rates and the progress of each transaction in order to ensure proper internal risk rating and borrower strategy.
          Appraisal Policies. It is TSFG’s policy to comply with Interagency Appraisal and Evaluation Guidelines as issued by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of Thrift Supervision (the “Agencies”). These guidelines address supervisory matters relating to real estate appraisals and evaluations used to support real estate-related financial transactions and provide guidance to both examiners and regulated institutions about prudent appraisal and evaluation programs. Under the Agencies’ appraisal regulations, the appraiser is selected and engaged directly by TSFG or its agent. Additionally, because the appraisal and evaluation process is an integral component of the credit underwriting process, these processes should be isolated from influence by our loan production process. TSFG orders and reviews all appraisals through a centralized review function.
          Although the Agencies’ appraisal regulations exempt certain categories of real estate-related financial transactions from the appraisal requirements, most real estate transactions over $250,000 are considered federally related transactions and thus require appraisals. The Agencies allow us to use an existing appraisal or evaluation to support a subsequent transaction, if we document that the existing estimate of value remains valid. Criteria for determining whether an existing appraisal or evaluation remains valid will vary depending upon the condition of the property and the marketplace, and the nature of any subsequent transaction. Factors that could cause changes to originally reported values include: the passage of time; the volatility of the local market; the availability of financing; the inventory of competing properties; improvement to, or lack of maintenance of, the subject property or competing surrounding properties; changes in zoning; or environmental contamination.
          While the Agencies’ appraisal regulations generally allow appropriate evaluations of real estate collateral in lieu of an appraisal for loan renewals and refinancing, in certain situations an appraisal is required. If new funds are advanced over reasonable closing costs, we would be expected to obtain a new appraisal for the renewal of an existing transaction when there is a material change in market conditions or the physical aspects of the property that threatens our real estate collateral protection.
          A reappraisal would not be required when we advance funds to protect our interest in a property, such as to repair damaged property, because these funds should be used to restore the damaged property to its original condition. If a loan workout involves modification of the terms and conditions of an existing credit, including acceptance of new or additional real estate collateral, which facilitates the orderly collection of the credit or reduces our risk of loss, a reappraisal or reevaluation may be prudent, even if it is obtained after the modification occurs.
          TSFG’s policy is to order new appraisals in the following circumstances:
•	Funds are being advanced to increase the loan above the originally committed loan amount and the appraisal is more than 18 months old;

•	Loan is downgraded to substandard or worse and the appraisal is more than three years old or significant adverse changes have occurred in the market where the property is located;

•	Loan is downgraded to watch and the appraisal is more than five years old or significant adverse changes have occurred in the market where the property is located;

•
Loan is restructured to advance additional funds or extend the original amortization term and the appraisal is over three years old or significant adverse changes have occurred in the market where the property is located;

•
Property is being cross-pledged to another loan (other than an abundance of caution) and the appraisal is over three years old or significant adverse changes have occurred in the market where the property is located.

          Credit Officers and Special Assets Officers make the final determination of whether an updated appraisal is required and the timing of the updated appraisal, as part of their approval and portfolio management responsibilities.
          Stress Testing. TSFG has implemented a Dual Risk Rating system with nine risk scorecards. The Risk Rating system was launched in December 2007, and fully implemented by March 31, 2008. TSFG expects to begin stressing historical risk ratings following proper validation of assignments and migration studies.
          Late in first quarter 2008, the land portfolio in Florida began to exhibit indicators of distress which prompted additional analysis of the existing portfolio and potential losses based on existing loan to values and anticipated default probabilities. This analysis is further discussed in “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” below. The allowance for loan losses was increased by $24 million during the first quarter of 2008 as a result of this analysis.
          Table 4 presents the commercial real estate portfolio by geography, while Table 5 presents the commercial real estate portfolio by geography and property type. Commercial real estate nonaccruals, past dues, and net charge-offs are presented in Tables 7, 8, and 12, respectively. TSFG monitors trends in these categories in order to evaluate the possibility of higher credit risk in its commercial real estate portfolio.

Table 4
Commercial Real Estate Loans by Geographic Diversification (1)
(dollars in thousands)

	March 31, 2008		December 31, 2007
		% of		% of
	Balance	Total CRE	Balance	Total CRE
Western North Carolina (Hendersonville/Asheville)	$843,578	20.3%	$868,226	20.9%
Tampa Bay Florida	548,573	13.2	565,917	13.6
South Carolina, exluding Coastal:
Upstate South Carolina (Greenville)	386,331	9.3	400,936	9.6
Midlands South Carolina (Columbia)	292,025	7.0	300,414	7.2
Greater South Charlotte South Carolina (Rock Hill)	135,688	3.3	134,166	3.2
Coastal South Carolina:
North Coastal South Carolina (Myrtle Beach)	328,212	7.9	297,075	7.2
South Coastal South Carolina (Charleston)	241,893	5.8	231,881	5.6
North Florida:
Northeast Florida (Jacksonville)	327,702	7.9	327,877	7.9
North Central Florida	312,873	7.5	301,485	7.3
Central Florida:
Central Florida (Orlando)	283,159	6.8	278,416	6.7
Marion County, Florida (Ocala)	175,110	4.2	168,054	4.0
South Florida (Ft. Lauderdale)	281,378	6.8	283,937	6.8

Total commercial real estate loans	$4,156,522	100.0%	$4,158,384	100.0%

(1)	Geography is primarily determined by the originating operating geographic market and not necessarily the ultimate location of the underlying collateral.

Note: At March 31, 2008 and December 31, 2007, average loan size for commercial real estate loans totaled $570,000 and $557,000, respectively.
Table 5
Commercial Real Estate Loans by Geography and Product Type
(dollars in thousands)

	March 31, 2008 Commercial Real Estate Loans by Geography
	SC, Excl	Coastal	Western	Central	North	South	Tampa	Total	% of
	Coastal	SC	NC	FL	FL	FL	Bay	CRE	LHFI
Commercial Real Estate Loans by Product Type
Completed income property	$408,917	$236,658	$438,292	$181,217	$343,654	$162,878	$200,203	$1,971,819	19.2%
Residential A&D	105,189	79,894	162,783	81,183	103,101	4,599	102,933	639,682	6.2
Commercial A&D	53,598	32,830	50,845	22,673	21,837	12,162	63,635	257,580	2.5
Commercial construction	120,077	25,633	39,540	52,236	24,734	14,550	22,355	299,125	2.9
Residential construction	52,348	36,994	69,540	34,569	43,563	1,311	17,469	255,794	2.5
Residential condo	30,781	107,395	8,680	3,930	19,279	23,307	72,078	265,450	2.6
Undeveloped land	43,134	50,701	73,898	82,461	84,407	62,571	69,900	467,072	4.5

Total CRE Loans	$814,044	$570,105	$843,578	$458,269	$640,575	$281,378	$548,573	$4,156,522	40.4%

CRE Loans as % of Total Loans HFI	7.9%	5.6%	8.2%	4.5%	6.2%	2.7%	5.3%	40.4%
          See “Credit Quality” for additional commercial real estate information.

     Credit Quality
          A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG’s credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and after-the-fact review by credit risk management of loans approved by lenders. Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with underwriting and loan monitoring policies is closely supervised. The administration of problem loans is driven by policies that require written plans for resolution and periodic meetings with credit risk management to review progress. Credit risk management activities are monitored by the Risk Committee of the Board, which meets periodically to review credit quality trends, new large credits, loans to insiders, large problem credits, credit policy changes, and reports on independent credit reviews.
          For TSFG’s policy regarding impairment on loans, nonaccruals, charge-offs, and foreclosed property, refer to Item 8, Note 1 – Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for year ended December 31, 2007.

          Table 6 presents our credit quality indicators.
Table 6
Credit Quality Indicators
(dollars in thousands)

	March 31,				December 31,
	2008		2007		2007
Loans held for investment	$10,275,653		$9,898,134		$10,213,420
Allowance for loan losses	174,420		113,736		126,427
Allowance for credit losses (1)	177,016		114,822		128,695

Nonaccrual loans — commercial and industrial(2)	27,069		9,681		25,944
Nonaccrual loans — owner — occupied real estate (2)	6,325		5,197		4,085
Nonaccrual loans — commercial real estate (2)	171,795		21,525		36,634
Nonaccrual loans — consumer	8,723		4,195		7,911
Nonaccrual loans — mortgage	8,445		2,624		5,617
Restructured loans accruing interest	1,433		—		1,440

Total nonperforming loans	223,790		43,222		81,631
Foreclosed property (other real estate owned and personal property repossessions)	8,227		3,572		8,276

Total nonperforming assets	$232,017		$46,794		$89,907

Loans past due 90 days or more (mortgage and consumer with interest accruing)	$9,588		$193		$5,349

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	2.26%		0.47%		0.88%

Allowance for loan losses to nonperforming loans	0.78	x	2.63	x	1.55	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)	At March 31, 2008, December 31, 2007, and March 31, 2007, commercial nonaccrual loans included $197,000, $218,000, and $1.9 million, respectively, in restructured loans.
          TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans held for investment and foreclosed property) increased to 2.26% at March 31, 2008 from 0.88% at December 31, 2007. The increase in nonperforming assets was primarily attributable to accelerating market deterioration in residential construction and development-related loans, principally in Florida markets.
          Table 7 presents CRE nonaccrual loans by geography and product type. At March 31, 2008, there were no CRE loans past due 90 days still accruing interest.

Table 7
Commercial Real Estate Nonaccrual Loans
(dollars in thousands)

	March 31, 2008 CRE Nonaccrual Loans (“NAL”) by Geography
	SC, Excl	Coastal	Western	Central	North	South	Tampa	Total	% of
	Coastal	SC	NC	FL	FL	FL	Bay	CRE NAL	NAL
CRE Nonaccrual Loans by Product Type
Completed income property	$1,157	$1,061	$5,990	$9,340	$664	$—	$107	$18,319	8.2%
Residential A&D	421	5,523	10,438	15,235	11,916	250	10,731	54,514	24.5
Commercial A&D	—	—	616	901	—	—	17,975	19,492	8.8
Commercial construction	—	—	—	—	—	—	—	—	—
Residential construction	1,692	2,206	4,828	4,043	842	11	—	13,622	6.1
Residential condo	—	3,671	—	2,081	—	9,249	32,465	47,466	21.3
Undeveloped land	—	—	2,055	1,698	6,038	8,501	90	18,382	8.3

Total CRE Nonaccrual Loans	$3,270	$12,461	$23,927	$33,298	$19,460	$18,011	$61,368	$171,795	77.3%

CRE Nonaccrual Loans as % of Total Nonaccrual Loans	1.5%	5.6%	10.8%	15.0%	8.7%	8.1%	27.6%	77.3%
          Table 8 provides detail regarding commercial real estate loans past due 30 days or more.
Table 8
Commercial Real Estate Loans Past Due 30 Days or More (excluding nonaccruals)
(dollars in thousands)

	March 31, 2008		December 31, 2007
	Balance	% of CRE	Balance	% of CRE
North Carolina	$6,489	0.15%	$10,029	0.24%
South Carolina	1,617	0.04	1,889	0.05
Florida	32,349	0.78	14,383	0.34

Total CRE loans past due 30 days or more	$40,455	0.97%	$26,301	0.63%

          In accordance with SFAS No. 114 (“SFAS 114”), Accounting by Creditors for Impairment of a Loan,” loans are considered to be impaired when, in management’s judgment and based on current information, the full collection of principal and interest becomes doubtful. A loan is also considered impaired if its terms are modified in a troubled debt restructuring. At March 31, 2008, TSFG’s impaired loans consisted primarily of commercial nonaccrual loans. Table 9 summarizes information on impaired loans.
Table 9
Impaired Loans
(dollars in thousands)

	At and For the		At and For the
	Three Months		Year Ended
	Ended March 31,		December 31,
	2008	2007	2007
Impaired loans	$206,621	$36,403	$68,102
Average investment in impaired loans	132,525	35,445	40,360
Related allowance	32,070	7,716	11,340
Foregone interest	4,324	882	3,437
          Potential problem loans consist of commercial loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. These loans are identified through our internal risk grading processes. Management monitors these loans closely and reviews their performance on a regular basis. Table 10 provides additional detail regarding potential problem loans. The largest of these is a residential condo project of approximately $29 million.

Table 10
Potential Problem Loans
(dollars in thousands)

	March 31, 2008
		Outstanding Principal Balance
			Percentage of
	Number of		Loans Held for
	Loans	Amount	Investment
Large potential problem loans ($5 million or more)	13	$116,124	1.13%
Small potential problem loans (less than $5 million)	900	259,483	2.53

Total potential problem loans (1)	913	$375,607	3.66%

(1)	Includes commercial and industrial, commercial real estate, and owner-occupied real estate.
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
          Management’s ongoing evaluation of the adequacy of the Allowance considers both impaired and unimpaired loans and takes into consideration TSFG’s past loan loss experience, known and inherent risks in the portfolio, existing adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, an analysis of guarantees and an analysis of current economic factors and existing conditions.
          TSFG, through its lending and credit functions, continuously reviews its loan portfolio for credit risk. TSFG employs an independent credit review area that reviews the lending and credit functions and processes to validate that credit risks are appropriately identified and addressed and reflected in the risk ratings. Using input from the credit risk identification process, the Company’s credit risk management area analyzes and validates the Company’s Allowance calculations. The analysis includes four basic components: general allowances for loan pools segmented based on similar risk characteristics, specific allowances for individually impaired loans, subjective and judgmental qualitative adjustments based on identified economic factors and existing conditions and other risk factors, and the unallocated component of the Allowance (which is determined based on the overall Allowance level and the determination of a range given the inherent imprecision of calculating the Allowance).
          Management reviews the methodology, calculations and results and ensures that the calculations are appropriate and that all material risk elements have been assessed in order to determine the appropriate level of Allowance for the inherent losses in the loan portfolio at each quarter end. The Allowance for Credit Losses Committee is in place to ensure that the process is systematic and consistently applied.
          The following chart reflects the various levels of reserves included in the Allowance:

Level I	General allowance calculated based upon historical losses

Level II	Specific reserves for individually impaired loans

Level III	Subjective/judgmental adjustments for economic and other risk factors

Unfunded	Reserves for off-balance sheet (unadvanced) exposure

Unallocated	Represents the imprecision inherent in the previous calculations

Total	Represents summation of all reserves
          Level I Reserves. The first reserve component is the general allowance for loan pools segmented based on similar risk characteristics that are determined by applying adjusted historical loss factors to each loan pool. This part of the methodology is governed by SFAS No. 5, “Accounting for Contingencies.” The general allowance factors are based upon recent and historical charge-off experience and are applied to the outstanding portfolio by loan type and internal risk rating. Historical loss analyses of the previous 12 quarters provide the basis for factors used for homogenous pools of smaller loans, such as indirect auto and other consumer loan categories which generally are not evaluated based on individual risk ratings but almost entirely based on historical losses. The loss factors used in the Level I analyses are adjusted quarterly based on loss trends and risk rating migrations.
          TSFG generates historical loss ratios from actual loss history for eight subsets of the loan portfolio over a 12 quarter period (3 years). Commercial loans are sorted by risk rating into four pools—Pass, Special Mention, Substandard, and Doubtful. Consumer loans are sorted into four pools by product type.
          The adjusted loss ratio for each pool is multiplied by the dollar amount of loans in the pool in order to create a range. We then add and subtract five percent (5.0%) to and from this amount to create the upper and lower boundaries of the range. The lower boundary amounts for each pool are summed to arrive at the total lower boundary, and the upper boundary amounts for each pool are summed to arrive at the total upper boundary. Although TSFG generally uses the actual historical loss rate, on occasion management may decide to select a higher or lower boundary based on known market trends or internal behaviors that would impact the performance of a specific portfolio grouping. The Level I reserves totaled $48.5 million at the end of the first quarter 2008, based on the portfolio historical loss rates, compared to $48.7 million at December 31, 2007.
          Level II Reserves. The second component of the Allowance involves the calculation of specific allowances for each individually impaired loan in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest amount due according to the terms of the note will not be collected as scheduled), a specific reserve may or may not be warranted. Upon examination of the collateral and other factors, it may be determined that TSFG reasonably expects to collect all amounts due; therefore, no specific reserve is warranted. Any loan determined to be impaired (whether a specific reserve is assigned or not) is excluded from the Level I calculations described above.
          TSFG tests a broad group of loans for impairment each quarter (this includes all loans over $500,000 that have been placed in nonaccrual status). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, management uses the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other observable market data) to estimate the current fair value (less cost to sell) of the subject property. TSFG had Level II reserves of $32.1 million at quarter end 2008, compared to $11.3 million at year end 2007.
          Level III Reserves. The third component of the Allowance represents subjective and judgmental adjustments determined by management to account for the effect of risks or losses that are not fully captured elsewhere. This part of the methodology is calculated in accordance with SFAS 5 and reflects adjustments to historical loss experience to incorporate current economic conditions and other factors which impact the inherent losses in the portfolio. This component includes amounts for new loan products or portfolio categories which are deemed to have risks not included in the other reserve elements as well as macroeconomic and other factors. The qualitative risk factors of this third allowance level are more subjective and require a high degree of management judgment. Currently, Level III Reserves include additional reserves for current economic conditions, the commercial real estate concentration in the portfolio, and the bank has added an additional adjustment to represent declining land values in Florida during the first quarter.
          During first quarter 2008, undeveloped land loans were experiencing distressed default rates, and higher loss severities could also be expected. TSFG performed two separate analyses to determine an accurate adjustment to this category. Both analyses concluded that an adjustment to the allowance of $24 million would be appropriate. This adjustment of $24 million was added to the Allowance in Florida for the first time this quarter. This increase is in addition to an already existing component of the Allowance of $24.5 million for the commercial real estate concentration that exists within the portfolio.
          TSFG also experienced an increase in losses in the indirect portfolio, as $2.5 million was charged-off during first quarter 2008. As a result of that recognizable increase, an adjustment was made to the component of economic conditions increasing that portion of the Allowance by $3.3 million.
          The Level III Reserves increased from $66 million at December 31, 2007 to $94 million at the end of the first quarter 2008.  This increase was the sole result of the two additions discussed above.

          Reserve for Unfunded Commitments. The quarter-end reserve for unfunded commitments increased from $2.3 million to $2.6 million. This reserve is determined by formula; historical loss ratios are multiplied by potential usage levels (i.e., the difference between actual usage levels and the second highest historical usage level).
          Unallocated Reserves. In addition to the Level I, II and III reserves, unallocated reserves are included in the overall Allowance. The unallocated allowance is the result of management’s best estimate of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends, as well as the imprecision inherent in estimates used for the allocated portions of the Allowance. Management reviews the overall level of the Allowance as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves for the overall inherent risk in TSFG’s total loan portfolio. The unallocated portion is calculated as the sum of the differences between the actual and lower boundary amounts for each category in our model. The sum of these differences this quarter was $7.3 million, up slightly from $6.0 million last quarter. The allocated portion, the difference between the total and the unallocated portion, is distributed to the loan categories based on the mix of loans in each category.
          Changes in the Level II reserves (and the overall Allowance) may not correlate to the relative change in impaired loans depending on a number of factors including whether the impaired loans are secured, the collateral type, and the estimated loss severity on individual loans. Specifically, impaired loans increased from $68.1 million at December 31, 2007 to $206.6 million at March 31, 2008, primarily attributable to commercial real estate loans in Florida. Most of the loans contributing to the increase were over $500,000 and evaluated for whether a specific reserve was warranted based on the analysis of the most probable source of repayment including liquidation of the collateral. Based on this analysis, the Level II Reserves increased 184% compared to the 203% increase in impaired loans.
          Changes in the other components of the Allowance (reserves for Level I, Level III, unallocated, and unfunded commitments) are not related to specific loans but reflect changes in loss experience and subjective and judgmental adjustments made by management. Due to indicators of stress on the land portfolio in Florida and other credit quality indicators, these reserves were increased by $27.5 million during the quarter.
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
          Table 11 summarizes the changes in the allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses and provides certain related ratios.

Table 11
Summary of Loan and Credit Loss Experience
(dollars in thousands)

	At and For the				At and For the
	Three Months				Year Ended
	Ended March 31,				December 31,
	2008		2007		2007
Allowance for loan losses, beginning of year	$126,427		$111,663		$111,663
Net charge-offs:
Loans charged-off	(27,583)		(8,611)		(59,408)
Loans recovered	2,612		1,732		6,847

	(24,971)		(6,879)		(52,561)
Additions to allowance through provision expense	72,964		8,952		67,325

Allowance for loan losses, end of period	$174,420		$113,736		$126,427

Reserve for unfunded lending commitments, beginning of year	$2,268		$1,025		$1,025
Provision for unfunded lending commitments	328		61		1,243

Reserve for unfunded lending commitments, end of period	$2,596		$1,086		$2,268

Allowance for credit losses, beginning of year	$128,695		$112,688		$112,688
Net charge-offs:
Loans charged-off	(27,583)		(8,611)		(59,408)
Loans recovered	2,612		1,732		6,847

	(24,971)		(6,879)		(52,561)
Additions to allowance through provision expense	73,292		9,013		68,568

Allowance for credit losses, end of period	$177,016		$114,822		$128,695

Average loans held for investment	$10,221,424		$9,783,328		$9,985,751
Loans held for investment, end of period	10,275,653		9,898,134		10,213,420
Net charge-offs as a percentage of average loans held for investment (annualized)	0.98%		0.29%		0.53%
Allowance for loan losses as a percentage of loans held for investment	1.70		1.15		1.24
Allowance for credit losses as a percentage of loans held for investment	1.72		1.16		1.26
Allowance for loan losses to nonperforming loans	0.78	x	2.63	x	1.55	x
          The provision for credit losses for first quarter 2008 totaled $73.3 million, which exceeded net loan charge-offs by $48.3 million. The higher provision largely reflected credit deterioration due to continued weakness in housing markets, particularly in Florida, and additional specific reserves for nonperforming loans and the overall land development portfolios in Florida. The overall allowance for credit losses as a percentage of loans held for investment increased to 1.72% at March 31, 2008 from 1.26% at December 31, 2007. Table 12 provides additional detail for commercial real estate net charge-offs.

Table 12
Commercial Real Estate Net Charge-Offs
(dollars in thousands)

	Three Months Ended March 31, 2008 CRE Net Charge-Offs (“NCO”) by Geography
	SC, Excl	Coastal	Western	Central	North	South	Tampa	Total	% of
	Coastal	SC	NC	FL	FL	FL	Bay	CRE NCO	NCO
CRE Net Charge-Offs by Product Type
Completed income property	$(18)	$—	$280	$—	$(1)	$—	$53	$314	1.3%
Residential A&D	189	—	239	—	4,947	—	—	5,375	21.5
Commercial A&D	(4)	—	311	—	—	—	1,000	1,307	5.2
Commercial construction	—	—	(45)	—	—	—	—	(45)	(0.2)
Residential construction	—	—	—	—	—	—	—	—	—
Residential condo	—	—	252	—	—	1,500	1,500	3,252	13.0
Undeveloped land	—	—	737	703	2,291	—	(1,144)	2,587	10.4

Total CRE Net Charge-Offs	$167	$—	$1,774	$703	$7,237	$1,500	$1,409	$12,790	51.2%

CRE Net Charge-Offs as % of Total Net Charge-Offs	0.7%	0.0%	7.1%	2.8%	29.0%	6.0%	5.6%	51.2%
          Securities
          TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits, FHLB advances, and securities sold under repurchase agreements. TSFG strives to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off borrowings, to fund loan growth, or to reinvest in securities at then current market rates. Table 13 shows the carrying values of the investment securities portfolio.

Table 13
Investment Securities Portfolio Composition
(dollars in thousands)

	March 31,		December 31,
	2008	2007	2007
Available for Sale (at fair value)
U.S. Treasury	$28,798	$167,295	$27,592
U.S. Government agencies	337,775	657,708	503,571
Agency mortgage-backed securities	1,343,108	1,246,384	1,088,427
Private label mortgage-backed securities	16,209	—	—
State and municipal	279,788	315,372	302,586
Other investments:
Corporate bonds	18,270	98,454	20,380
Federal Home Loan Bank (“FHLB”) stock	39,795	44,119	35,333
Community bank stocks	3,170	12,210	4,988
Other equity investments	2,985	4,505	3,335

	2,069,898	2,546,047	1,986,212

Held to Maturity (at amortized cost)
State and municipal	31,228	46,117	39,451
Other investments	240	100	240

	31,468	46,217	39,691

Total	$2,101,366	$2,592,264	$2,025,903

Total securities as a percentage of total assets	15.3%	18.3%	14.6%

Percentage of Total Securities Portfolio
U.S. Treasury	1.4%	6.5%	1.4%
U.S. Government agencies	16.1	25.4	24.8
Agency mortgage-backed securities	63.9	48.1	53.7
Private label mortgage-backed securities	0.8	—	—
State and municipal	14.8	13.9	16.9
Other investments	3.0	6.1	3.2

Total	100.0%	100.0%	100.0%

          Securities (i.e., securities available for sale and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $2.1 billion in the first three months of 2008, 6.9% below the average for fourth quarter 2007 of $2.2 billion and 25.8% below the average for first quarter 2007 of $2.8 billion.
          The average tax-equivalent portfolio yield decreased for the three months ended March 31, 2008 to 4.73% from 4.80% in fourth quarter 2007 and 4.79% in first quarter 2007.
          The expected duration of the debt securities portfolio was approximately 3.5 years at March 31, 2008, an increase from approximately 3.3 years at December 31, 2007. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities.
          The available for sale portfolio constituted 98.5% of total securities at March 31, 2008. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk.
          Approximately 64% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”) with an average duration of 4.7 years. At March 31, 2008, approximately 15% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from one to ten years. The majority of these securities are government or agency securities.
          The net unrealized loss on securities available for sale (pre-tax) totaled $3.0 million at March 31, 2008, compared with a $48.8 million loss at December 31, 2007 and a $59.8 million loss at March 31, 2007, as long term interest rates decreased and the reduction of the securities portfolio continued. If interest rates increase, TSFG expects its net unrealized loss on securities available for sale to increase. See Item 1, Note 4 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.
          Table 14 shows the credit risk profile of the securities portfolio.

Table 14
Investment Securities Portfolio Credit Risk Profile
(dollars in thousands)

	March 31, 2008		December 31, 2007
	Balance	% of Total	Balance	% of Total
Government and agency
U.S. Treasury	$28,798	1.4%	$27,592	1.4%
U.S. Government agencies	337,775	16.1	503,571	24.9
Agency mortgage-backed securities (MBS) (1)	1,343,108	63.9	1,088,427	53.7
Federal Home Loan Bank Stock	39,795	1.9	35,333	1.7

Total government and agency	1,749,476	83.3	1,654,923	81.7

State and municipal (2)(3)(4)
Pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund	203,025	9.7	214,675	10.6
Underlying issuer or collateral rated A or better (including South Carolina State Aid)	88,511	4.2	102,187	5.1
Underlying issuer or collateral rated BBB	7,142	0.3	12,930	0.6
Non-rated	12,338	0.6	12,245	0.6

Total state and municipal	311,016	14.8	342,037	16.9

Corporate bonds
AA or A-rated	5,119	0.2	17,068	0.8
BBB-rated	13,151	0.6	3,312	0.2

Total corporate bonds	18,270	0.8	20,380	1.0

Private label mortgage-backed securities (1)
AAA-rated	16,209	0.8	—	—

Total private label mortgage-backed securities	16,209	0.8	—	—

Community bank stocks and other	6,395	0.3	8,563	0.4

Total securities	$2,101,366	100.0%	$2,025,903	100.0%

Percent of total securities: (3)
Rated A or higher		98.2%		98.2%
Investment grade		99.1		99.0

(1)	Current policies restrict MBS/CMO purchases to agency-backed and a small percent of private-label securities and prohibit securities collateralized by sub-prime assets.

(2)	At March 31, 2008 and December 31, 2007, state and municipal securities include $31.5 million and $39.5 million, respectively, of securities held to maturity at amortized cost.

(3)
Ratings shown above do not reflect the benefit of guarantees by bond insurers or the State of South Carolina. At March 31, 2008, $38.8 million of municipal bonds are guaranteed by bond insurers and approximately $44.5 million are guaranteed by the State of South Carolina. At December 31, 2007, $43.5 million of municipal bonds are guaranteed by bond insurers and approximately $55 million are guaranteed by the State of South Carolina.

(4)
At March 31, 2008, the breakdown by current bond rating is as follows: $203.0 million pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund, $15.3 million AAA-rated, $82.1 million AA or A-rated, $4.5 million BBB-rated, and $6.1 million non-rated.

Note: Within each category, securities are ordered based on risk assessment from lowest to highest. TSFG holds no collateralized debt obligations.
          Community Bank Stocks. At March 31, 2008, TSFG had equity investments in four community banks located in the Southeast with a fair value of $3.2 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. These investments in community banks are included in securities available for sale. During the first three months of 2008, TSFG sold approximately $1.9 million of such securities at cost.

     Goodwill
          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), TSFG evaluates its goodwill annually for each reporting unit as of June 30th. However, the acceleration of credit deterioration in Florida prompted TSFG to perform an interim impairment evaluation of a significant portion of the recorded goodwill as of March 31, 2008. As a result of this evaluation, during first quarter 2008, TSFG recognized goodwill impairment in the Florida banking segment primarily due to increased projected credit costs and a related decrease in projected loan growth. In addition, during first quarter 2008, TSFG refined its methodology for allocating certain previously unallocated noninterest expenses to its banking segments, which resulted in higher allocated expenses to each of those segments; such costs were then utilized in the discounted cash flow analysis to determine the fair value of the Florida banking segment. The goodwill impairment charge of $188.4 million was recorded in noninterest expense in the consolidated statements of income. The fair value of the Florida reporting unit tested for impairment was determined primarily using discounted cash flow models based on internal forecasts and, to a lesser extent, market-based trading and transaction multiples.
          The goodwill impairment analysis is performed on the Company’s reporting units and closely follows its operating segments. These reporting units, as well as the assumptions and forecasts used in the discounted cash flow model and the market approach, have varying degrees of subjectivity and may not be comparable to the reporting units, assumptions, and forecasts used by other companies in evaluating their goodwill for impairment.
     Derivative Financial Instruments
          Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), derivatives that do not qualify for hedge accounting under SFAS 133 but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in trading and customer hedging programs. See Note 8 to the Consolidated Financial Statements for disclosure of the fair value of TSFG’s derivative assets and liabilities (which are included in other assets and other liabilities, respectively, in the Consolidated Financial Statements) and their related notional amounts. TSFG’s trading derivatives, economic hedges, and customer hedging programs are included in Other Derivatives in the table in Note 8.
          In the three months ended March 31, 2008, and 2007 noninterest income included a gain of $12,000 and $97,000, respectively, for derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness; and other miscellaneous items.
     Deposits
          Deposits remain TSFG’s primary source of funds. Average customer deposits equaled 62.4% of average total funding in first quarter 2008. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources including federal funds, repurchase agreements, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.
          Table 15 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 16 shows the breakdown of customer funding by type.

Table 15
Type of Deposits
(dollars in thousands)

	March 31,		December 31,
	2008	2007	2007
Noninterest-bearing demand deposits	$1,108,623	$1,286,800	$1,127,657
Interest-bearing checking	1,162,374	1,198,714	1,117,850
Money market accounts	2,182,709	2,374,242	2,188,261
Savings accounts	155,337	184,283	158,092
Time deposits under $100,000	1,408,593	1,320,108	1,442,030
Time deposits of $100,000 or more	1,557,927	1,609,572	1,496,270

Customer deposits (1)	7,575,563	7,973,719	7,530,160
Brokered deposits	1,875,969	1,977,489	2,258,408

Total deposits	$9,451,532	$9,951,208	$9,788,568

Percentage of Deposits
Noninterest-bearing demand deposits	11.7%	12.9%	11.5%
Interest-bearing checking	12.3	12.0	11.4
Money market accounts	23.1	23.9	22.4
Savings accounts	1.6	1.8	1.6
Time deposits under $100,000	14.9	13.3	14.7
Time deposits of $100,000 or more	16.5	16.2	15.3

Customer deposits (1)	80.1	80.1	76.9
Brokered deposits	19.9	19.9	23.1

Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.
Table 16
Type of Customer Funding
(dollars in thousands)

	March 31,		December 31,
	2008	2007	2007
Customer deposits (1)	$7,575,563	$7,973,719	$7,530,160
Customer sweep accounts(2)	631,214	479,698	648,311

Customer funding	$8,206,777	$8,453,417	$8,178,471

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

(2)	TSFG includes customer sweep accounts in short-term borrowings on its consolidated balance sheet.
          At March 31, 2008, period-end customer funding increased $28.3 million, or 0.3%, from December 31, 2007, as increases in interest-bearing checking and time deposits were partly offset by decreases in noninterest-bearing demand deposits and customer sweep accounts. TSFG experiences seasonality in customer funding during the first quarter due to tax receipts from several of its large public funds customers. These funds typically peak during first quarter, and then decline during the rest of the year. At March 31, 2008, public funds totaled approximately $645 million, compared to approximately $570 million at December 31, 2007.
          While reported in short-term borrowings on the consolidated balance sheet, customer sweep accounts represent excess overnight cash to/from commercial customer operating accounts and are a source of funding for TSFG. Currently, sweep balances are generated through two products: 1) collateralized customer repurchase agreements ($501.4 million at March 31, 2008) and 2) uninsured Eurodollar deposits ($129.8 million at March 31, 2008). Given that these balances are tied directly to commercial customer checking accounts, growth in this category is representative of the overall focus on growing commercial customer relationships. In addition to the funding balances generated from these relationships, sweep accounts generate treasury services noninterest income.

          TSFG uses brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Brokered deposits decreased as a percentage of total deposits since December 31, 2007 as TSFG replaced certain callable brokered deposits with collateralized wholesale sources.
          Table 19 in “Earnings Review — Net Interest Income” details average balances for the deposit portfolio for the three months ended March 31, 2008 and 2007. Comparing the three months ending March 31, 2008 and 2007, average customer funding decreased $94.4 million, or 1.1%. Within customer funding, the mix continues to shift toward higher cost products, with increases in average time deposits and customer sweep accounts more than offset by a decrease in noninterest-bearing deposits, interest checking, savings and money markets. Average brokered deposits increased $163.8 million, or 9.3%.
          Comparing the three months ending March 31, 2008 and December 31, 2007, average customer funding increased $157.2 million, or 1.9%, primarily due to increases in average interest checking, time deposits, and customer sweep accounts. During first quarter 2008, TSFG continued its deposit promotions.
          Average customer funding equaled 68.1% of average total funding in the first three months of 2008 and 67.3% in the first three months of 2007. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and changing incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue, together with customer behavior driving the mix towards higher rate deposit products—money markets and CDs.
     Borrowed Funds
          Table 17 shows the breakdown of borrowed funds by type.

Table 17
Type of Borrowed Funds
(dollars in thousands)

	March 31,		December 31,
	2008	2007	2007
Short-Term Borrowings
Federal funds purchased and repurchase agreements	$541,022	$1,016,470	$206,216
Customer sweep accounts	631,214	479,698	648,311
Federal Reserve borrowings	200,000	—	—
FHLB advances	—	75,000	—
Commercial paper	29,582	35,584	30,828
Treasury, tax and loan note	515,632	781	752,195

Total short-term borrowings	1,917,450	1,607,533	1,637,550

Long-Term Borrowings
Repurchase agreements	200,000	200,000	200,000
FHLB advances	324,080	328,107	223,087
Subordinated notes	216,704	188,871	216,704
Mandatorily redeemable preferred stock of subsidiary	56,800	89,800	56,800
Note payable	775	818	786
Employee stock ownership plan note payable	—	125	—
Purchase accounting premiums, net of amortization	858	1,569	963

Total long term borrowings	799,217	809,290	698,340

Total borrowings	2,716,667	2,416,823	2,335,890
Less: Customer sweep accounts	(631,214)	(479,698)	(648,311)
Add: Brokered deposits (1)	1,875,969	1,977,489	2,258,408

Total wholesale borrowings	$3,961,422	$3,914,614	$3,945,987

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.
          TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In first quarter 2008, average borrowings totaled $2.6 billion, compared with $2.7 billion for the same period in 2007.
          Average wholesale borrowings totaled $3.9 billion in first quarter 2008, compared with $4.0 billion in first quarter 2007. TSFG plans to reduce its reliance on wholesale borrowings, principally by growth in customer funding.
          Daily funding needs are met through federal funds purchased and short-term brokered CDs, term TT&L, repurchase agreements, Federal Reserve borrowings and FHLB advances. Balances in these accounts can fluctuate on a day-to-day basis.
          In December 2007, the Federal Reserve announced the establishment of a temporary Term Auction Facility (“TAF”) in which the Federal Reserve would auction term funds to depository institutions. Similar programs are being offered through other central banks to ensure that liquidity is disseminated efficiently. The program is similar to term TT&L auctions in that institutions will place bids for the borrowing and the rate awarded amount will be based on the results of the auction. The collateral used to secure the borrowings is the same that is currently held at the Discount Window (see “Liquidity”). At March 31, 2008, TSFG had $200.0 million of TAF borrowings from the Federal Reserve.
          FHLB advances are a source of funding that TSFG uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings. At March 31, 2008, TSFG had $444.8 million of unused borrowing capacity from the FHLB. See “Liquidity” for further discussion.
          During first quarter 2008, TSFG recognized a net loss on early extinguishment of debt of $547,000, primarily due to prepayment penalties for FHLB advances partially offset by gains on the extinguishment of called brokered CDs.

          Subsequent to quarter-end, as disclosed on a Form 8-K on May 2, 2008, TSFG announced the planned issuance of bank-level subordinated debt up to approximately $100 million and additional capital as discussed below under “Capital Resources and Dividends.”
     Capital Resources and Dividends
          Total shareholders’ equity totaled $1.4 billion, or 10.0% of total assets, at March 31, 2008 compared with $1.6 billion, or 11.2% of total assets, at December 31, 2007. Shareholders’ equity decreased primarily due to the first quarter 2008 net loss (which includes the $188.4 goodwill impairment) and cash dividends paid, partially offset by a decrease in the net unrealized loss on securities available for sale.
          TSFG’s unrealized loss on securities available for sale, net of income tax, declined to $1.9 million at March 31, 2008, compared with a $30.8 million loss at December 31, 2007 due primarily to a decrease in long-term interest rates. In addition, the unrealized gain on cash flow hedges, net of income tax, was $27.1 million at March 31, 2008, compared with $15.0 million at December 31, 2007, also primarily due to decreasing interest rates.
          Book value per share at March 31, 2008 and December 31, 2007 was $18.98 and $21.40, respectively. Tangible book value per share at March 31, 2008 and December 31, 2007 was $12.26 and $12.04, respectively. Tangible book value was below book value as a result of goodwill and intangibles associated with acquisitions of entities and assets accounted for as purchases. Since TSFG’s first quarter 2008 net loss was largely due to the $188.4 million goodwill impairment charge, book value per share decreased while tangible book value per share actually improved. At March 31, 2008, goodwill totaled $462.6 million, or $6.37 per share, and is not being amortized, while other intangibles totaled $25.5 million and will continue to be amortized.
          Subsequent to quarter-end, as disclosed on a Form 8-K on May 2, 2008, TSFG announced the issuance of approximately $250 million of mandatory convertible non-cumulative preferred stock. The preferred securities pay dividends at an annual rate of 10%, have a conversion price of $6.50, and are expected to convert into approximately 38.5 million common shares. Although this issuance will strengthen TSFG’s overall capital and liquidity position and regulatory capital ratios, it will have a dilutive effect on both earnings per share and book value/tangible book value per share. This issuance of preferred stock closed on May 8, 2008 with net proceeds of approximately $239 million. The company is also pursuing the issuance of $100 million of subordinated debt to be issued through Carolina First Bank.
          TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and Carolina First Bank exceeded the well-capitalized regulatory requirements at March 31, 2008. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.
          Table 18 sets forth various capital ratios for TSFG and Carolina First Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At March 31, 2008, trust preferred securities included in tier 1 capital totaled $200.5 million.

Table 18
Capital Ratios

		Well
		Capitalized
	March 31, 2008	Requirement
TSFG
Total risk-based capital	10.88%	n/a
Tier 1 risk-based capital	9.33	n/a
Leverage ratio	8.16	n/a

Carolina First Bank
Total risk-based capital	10.69%	10.00%
Tier 1 risk-based capital	8.91	6.00
Leverage ratio	7.77	5.00
          At March 31, 2008, TSFG’s tangible equity to tangible asset ratio totaled 6.72%, an increase from 6.61% at December 31, 2007, due primarily to the overall positive change in other comprehensive income, including an improvement of $28.9 million in the after-tax unrealized loss on available for sale securities and an improvement of $12.1 million in the after-tax unrealized gain on cash flow hedges. If interest rates increase, TSFG expects its unrealized loss on securities available for sale to increase, leading to a lower tangible equity to tangible asset ratio.
          Carolina First Bank is subject to certain regulatory restrictions on the amount of dividends it is permitted to pay. TSFG has paid a cash dividend each quarter since the initiation of cash dividends on February 1, 1994. TSFG presently intends to pay a quarterly cash dividend on its common stock; however, future dividends will depend upon TSFG’s financial performance, capital requirements and assessment of capital needs. Subsequent to quarter-end, on May 2, 2008, TSFG announced a reduction in its quarterly common stock cash dividend to $0.01 per share.
          TSFG, through a real estate investment trust subsidiary, had 568 mandatorily redeemable preferred shares outstanding at March 31, 2008 with a stated value of $100,000 per share. At March 31, 2008, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $56.8 million. Under Federal Reserve Board guidelines, $26.3 million qualified as tier 1 capital, and $24.4 million qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if not satisfied, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.
Earnings Review
     Net Interest Income
          Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 19 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three months ended March 31, 2008 and 2007.

Table 19
Comparative Average Balances — Yields and Costs
(dollars in thousands)

	Three Months Ended March 31,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets
Loans (1)	$10,235,518	$171,228	6.73%	$9,813,010	$186,628	7.71%
Investment securities, taxable (2)	1,749,423	20,392	4.66	2,414,896	28,825	4.78
Investment securities, nontaxable (2) (3)	326,318	4,143	5.08	383,804	4,689	4.89

Total investment securities	2,075,741	24,535	4.73	2,798,700	33,514	4.79
Federal funds sold and interest-bearing bank balances	8,716	72	3.32	8,331	141	6.86

Total earning assets	12,319,975	$195,835	6.39	12,620,041	$220,283	7.06

Non-earning assets	1,524,930			1,528,013

Total assets	$13,844,905			$14,148,054

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,155,418	$4,653	1.62	$1,187,239	$5,935	2.03
Savings	156,848	427	1.09	178,940	706	1.60
Money market	2,193,504	16,633	3.05	2,377,771	23,537	4.01
Time deposits, excluding brokered deposits	2,953,364	33,651	4.58	2,893,638	35,581	4.99
Brokered deposits	1,934,922	21,742	4.52	1,771,081	22,720	5.20

Total interest-bearing deposits	8,394,056	77,106	3.69	8,408,669	88,479	4.27
Customer sweep accounts	684,752	5,472	3.21	453,928	4,981	4.45
Other borrowings (4)	1,922,959	19,101	4.00	2,270,120	30,644	5.47

Total interest-bearing liabilities	11,001,767	$101,679	3.72	11,132,717	$124,104	4.52

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,083,505			1,230,320
Other noninterest-bearing liabilities	194,655			233,248

Total liabilities	12,279,927			12,596,285
Shareholders’ equity	1,564,978			1,551,769

Total liabilities and shareholders’ equity	$13,844,905			$14,148,054

Net interest income (tax-equivalent)		$94,156	3.07%		$96,179	3.08%
Less: tax-equivalent adjustment (3)		1,450			1,641

Net interest income		$92,706			$94,538

Supplemental data:
Customer funding (5)	$8,227,391	$60,836	2.97%	$8,321,836	$70,740	3.45%
Wholesale borrowings (6)	3,857,881	40,843	4.26	4,041,201	53,364	5.36

Total funding (7)	$12,085,272	$101,679	3.38%	$12,363,037	$124,104	4.07%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	During the three months ended March 31, 2008, TSFG capitalized $329,000 of interest in conjunction with the construction of its expanded corporate facilities.

(5)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweep accounts.

(6)
Wholesale borrowings include borrowings less customer sweep accounts plus brokered deposits. For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweep accounts are presented separately.

(7)	Total funding includes customer funding and wholesale borrowings.

Note:	Average balances are derived from daily balances.

          Fully tax-equivalent net interest income decreased 2.1% to $94.2 million for first quarter 2008 from $96.2 million for first quarter 2007. TSFG’s average earning assets declined 2.4% to $12.3 billion for first quarter 2008 from $12.6 billion for first quarter 2007 due primarily to the planned reduction of securities exceeding by loan growth. As a result, average loans as a percentage of average earning assets increased to 83.1% for first quarter 2008, up from 77.8% for first quarter 2007, improving the earning asset mix. At March 31, 2008, approximately 61% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans as part of its overall interest rate risk management. TSFG also has an interest rate floor that is designated as a hedge of commercial loans and is intended to mitigate earnings exposure to falling interest rates.
          The net interest margin for first quarter 2008 was 3.07%, compared with 3.08% for first quarter 2007. The yield on average earning assets decreased 67 basis points, primarily due to decreased loan yields, which were down 98 basis points. The decrease in earning asset yields was offset by a decrease in the average cost of funding of 69 basis points. The Federal Reserve has decreased the federal funds target rate six times since first quarter 2007.
     Provision for Credit Losses
          The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $73.3 million in first quarter 2008, compared to $31.9 million and $9.0 million, respectively, in the three months ended December 31, 2007 and March 31, 2007. The higher provision largely reflected credit deterioration due to continued weakness in housing markets, particularly in Florida, and additional specific reserves for nonperforming loans and the overall land development portfolios in Florida.
          Net loan charge-offs were $25.0 million, or 0.98% of average loans held for investment, for first quarter of 2008, compared with $23.7 million, or 0.92% for fourth quarter 2007 and $6.9 million, or 0.29%, for first quarter 2007. The allowance for credit losses equaled 1.72%, of loans held for investment as of March 31, 2008, compared to 1.26%, and 1.16%, respectively, as of December 31, 2007, and March 31, 2007. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

     Noninterest Income
          Table 20 shows the components of noninterest income.
Table 20
Components of Noninterest Income
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Service charges on deposit accounts	$10,429	$10,613
Debit card income, net	1,876	1,567
Customer service fee income	1,331	1,291

Total customer fee income	13,636	13,471

Insurance income	3,060	3,297
Retail investment services, net	1,546	1,714
Trust and investment management income	1,666	1,594
Benefits administration fees	756	742

Total wealth management income	7,028	7,347

Bank-owned life insurance income	3,147	2,851
Gain on Visa IPO share redemption	1,904	—
Mortgage banking income	1,485	2,069
Merchant processing income, net	857	735
Gain (loss) on securities	396	(1,385)
Gain on certain derivative activities	12	97
Other	2,451	1,785

Total noninterest income	$30,916	$26,970

          Noninterest income increased 14.6% to $30.9 million in first quarter 2008 due primarily to a gain on mandatory partial redemption of shares received in the Visa IPO of $1.9 million and a net gain on securities of $396,000 in first quarter 2008 compared to a $1.4 million net loss on securities in first quarter 2007. In addition, total customer fee income increased 1.2% in first quarter 2008 compared to the same period in 2007, primarily due to increased debit card usage, and merchant processing income (net of direct processing costs) increased 16.6% in the first three months of 2008 compared to the same period in 2007 as a result of increased transactions. Bank-owned life insurance increased in first quarter 2008 relative to 2007 due to the receipt of life insurance proceeds.
          Mortgage banking income decreased 28.2% in the first three months of 2008 when compared to the same period in 2007. Mortgage loans originated by TSFG originators totaled $83.5 million and $152.7 million in the first three months of 2008 and 2007, respectively. The decrease in mortgage banking income was principally the result of lower origination volumes in response to industry conditions.

     Noninterest Expenses
          Table 21 shows the components of noninterest expenses.
Table 21
Components of Noninterest Expenses
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Salaries and wages, excluding contract buyouts and severance	$34,853	$35,072
Employee benefits	9,298	9,759
Occupancy	8,623	8,608
Furniture and equipment	6,383	6,462
Professional services	3,527	4,103
Advertising and business development	2,471	1,931
Regulatory assessments	2,077	428
Amortization of intangibles	1,658	2,001
Telecommunications	1,423	1,393
Loss on early extinguishment of debt	547	—
Goodwill impairment	188,431	—
Visa-related litigation	(863)	—
Employment contract buyouts and severance	—	1,760
Other	9,751	9,960

Total noninterest expenses	$268,179	$81,477

          During first quarter 2008, the acceleration of credit deterioration in Florida prompted TSFG to perform an interim evaluation of the goodwill associated with its Florida banking segment. The evaluation reflected decreases in projected cash flows for the Florida banking segment, and accordingly the estimated fair value of the segment declined. This decline resulted in the recognition of a goodwill impairment charge of $188.4 million. See “Goodwill.”
          Salaries and wages (excluding contract buyouts and severance) and employee benefits decreased $680,000, or 1.5%, in the first three months of 2008 compared with the same period in 2007. The number of full-time equivalent employees declined to 2,485 at March 31, 2008 from 2,516 at March 31, 2007.
          Advertising and business development increased 28.0% for first quarter 2008 compared with first quarter 2007, primarily due to costs related to customer funding initiatives. In addition, regulatory assessments increased as the one-time credit which had been offsetting FDIC premiums for all of 2006 and the first three quarters of 2007 rolled was fully utilized in fourth quarter 2007. Loan collection expense, which is included in other noninterest expenses, increased $251,000 for first quarter 2008 compared with first quarter 2007 due to the current credit environment, and may continue to increase.
          During first quarter 2008, TSFG recorded an $863,000 expense reduction for the reversal of an accrual for the settlement of Visa-related litigation.
          Professional services decreased by 14.0% for the first three months of 2008 compared with the first three months of 2007, primarily due to a decrease in legal fees. In addition, professional services and most other categories decreased for the first three months of 2008 compared to the first three months of 2007, reflecting continued focus on expense control.
          During the first three months of 2008, TSFG recognized a loss on early extinguishment of debt of $547,000, which reflects prepayment penalties on FHLB advances, offset by swap calls on brokered CDs. See “Borrowed Funds.”
          In first quarter 2008, TSFG announced plans to purchase five retail branch offices in the Orlando area. This transaction is expected to close in the later part of second quarter 2008, pending customary regulatory approval, and could result in additional noninterest expense, including integration and conversion costs.

     Income Taxes
          The effective income tax rate as a percentage of pretax income was 7.6% for first quarter 2008 and 33.9% for the first three months of 2007. The first quarter 2008 tax rate was driven by the impact of the non-deductible goodwill impairment and management’s projections. The effective income tax rate for future quarters of 2008 could be significantly impacted by changes in management’s projections and variances to actual results. The statutory U.S. federal income tax rate was 35% for both first quarter 2008 and 2007.
Enterprise Risk Management
          Pages 51 through 54 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007 provides a discussion of overall Enterprise Risk Management, Derivatives and Hedging Activities, Economic Risk, Operational Risk, and Compliance and Litigation Risks.
     Credit Risk
          Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises in many of TSFG’s business activities, most prominently in its lending activities, derivative activities, ownership of debt securities, and when TSFG acts as an intermediary on behalf of its customers and other third parties. TSFG has a risk management system designed to help ensure compliance with its policies and control processes. See “Critical Accounting Policies and Estimates – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” and “Credit Quality” for updated credit risk disclosures.
     Liquidity Risks
          TSFG’s business is also subject to liquidity risk, which arises in the normal course of business. TSFG’s liquidity risk is that we will be unable to meet a financial commitment to a customer, creditor, or investor when due. See “Liquidity” for updated liquidity disclosures.
     Market Risk and Asset/Liability Management
          There has been no significant change to the market risk and asset/liability management methodology as disclosed in TSFG’s 2007 Form 10-K. The interest sensitivity analysis which follows has been updated for March 31, 2008 numbers.
          Interest Sensitivity Analysis. As discussed on pages 51 and 52 of TSFG’s 2007 Form 10-K, TSFG uses a simulation model to analyze various interest rate scenarios in order to monitor interest rate risk. The information presented in Tables 22 and 23 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 22 and 23. These include, but are not limited to, the following:
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
          Table 22 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at March 31, 2008, and 2007 levels, respectively.

Table 22
Net Interest Income at Risk Analysis

	Annualized Hypothetical Percentage Change in
	Net Interest Income
	March 31,
	2008	2007
Interest Rate Scenario (1)
2.00%	(0.4)%	(0.3)%
1.00	(0.1)	(0.1)
Flat	—	—
(1.00)	0.1	0.3
(2.00)	(0.1)	0.6

(1)	Net interest income sensitivity is shown for gradual rate shifts over a 12 month period.
          Table 23 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 23 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at March 31, 2008 and 2007, respectively, compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at March 31, 2008 and 2007 levels, respectively.
Table 23
Economic Value of Equity Risk Analysis

	Annualized Hypothetical Percentage Change in
	Economic Value of Equity
	March 31,
	2008	2007
Interest Rate Scenario (1)
2.00%	(5.9)%	(11.8)%
1.00	(2.5)	(5.3)
Flat	—	—
(1.00)	(1.5)	1.4
(2.00)	(9.0)	(3.4)

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.
          There are material limitations with TSFG’s models presented in Tables 22 and 23, which include, but are not limited to, the following:
•	the flat scenarios are base case and are not indicative of historical results;

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
          See “Derivative Financial Instruments” under “Balance Sheet Review” and Note 8 to the Consolidated Financial Statements for additional information regarding derivatives.
Liquidity
     Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities.
     Liquidity is managed at two levels. The first is the liquidity of the parent company, which is the holding company that owns Carolina First Bank, the banking subsidiary. The second is the liquidity of the banking subsidiary. The management of liquidity at both levels is essential because the parent company and banking subsidiary each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements. Through the Asset Liability Committee (ALCO), Corporate Treasury is responsible for planning and executing the funding activities and strategy.
     TSFG’s liquidity policy strives to ensure a diverse funding base, with limits established by wholesale funding source as well as aggregate wholesale funding.  Daily and short-term liquidity needs are principally met with deposits from customers, payments on loans, sales of loans held for sale, maturities and paydowns of investment securities, and wholesale borrowings, including brokered CDs, federal funds purchased, repurchase agreements, treasury tax and loan notes, and, depending on the availability of collateral, borrowings from the Federal Reserve and FHLB. TSFG is focusing additional efforts aimed at acquiring new deposits from its customer base through its established branch network to enhance liquidity and reduce reliance on wholesale borrowing. Liquidity needs are a factor in developing the deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.
     Longer term funding needs are typically met through a variety of wholesale sources, which have a broader range of maturities than customer deposits and add flexibility in liquidity planning and management. These wholesale sources include advances from the FHLB with longer maturities, brokered CDs, and instruments that qualify as regulatory capital, including trust preferred securities and subordinated debt. In addition, the Company may also issue equity capital to address liquidity or capital needs.
     Under normal business conditions, the sources above are adequate to meet both the short-term and longer-term funding needs of the Company; however, TSFG’s contingency funding plan establishes early warning triggers to alert management to potentially negative liquidity trends.  The plan provides a framework to manage through various scenarios – including identification of alternative actions and an executive management team to navigate through a crisis.  Limits ensure that liquidity is sufficient to manage through crises of various degrees of severity, triggered by industry or TSFG-specific events, such as significant adverse changes to earnings, credit quality or credit ratings. In situations where funding is not readily available such as market instability or rapid changes in the economy, the Company also has the ability to borrow money from the discount window of the Federal Reserve and to activate the Contingency Funding Team as outlined in the Company’s ALCO policy.

     In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes and other classes of assets. Securities classified as available for sale which are not pledged may be sold in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for repurchase agreements and public funds deposits. Management believes that TSFG’s available borrowing capacity and efforts to grow deposits are sufficient to provide the necessary funding for the remainder of 2008 and 2009.
     In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 24 summarizes future contractual obligations based on maturity dates as of March 31, 2008. Table 24 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 24 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the three months ended March 31, 2008).
Table 24
Contractual Obligations
(dollars in thousands)

		Payments Due by Period
		Remainder	2009	2011
		of	and	and	After
	Total	2008	2010	2012	2012
Time deposits	$4,842,489	$3,118,881	$926,381	$279,423	$517,804
Short-term borrowings	1,917,450	1,917,450	—	—	—
Long-term debt	798,359	2,856	168,166	259,179	368,158
Operating leases	192,854	14,948	36,132	30,412	111,362
Expanded corporate facilities contracts	19,690	19,572	118	—	—

Total contractual obligations	$7,770,842	$5,073,707	$1,130,797	$569,014	$997,324

     TSFG has the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of March 31, 2008 totaled $324.1 million. At March 31, 2008, TSFG had $444.8 million of unused borrowing capacity from the FHLB. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, Federal Reserve borrowings, treasury tax and loan notes, and the principal run-off of investment securities. At March 31, 2008, TSFG had unused short-term lines of credit totaling $1.4 billion (which may be canceled at the lender’s option).
     A collateralized borrowing relationship with the Federal Reserve Bank of Richmond is in place for Carolina First Bank. At March 31, 2008, TSFG had qualifying collateral to secure advances up to $3.8 billion, of which $200.0 million was outstanding, placed through the Federal Reserve’s Term Auction Facility (see “Borrowed Funds”).
     TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at March 31, 2008, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.
     Typically, the primary sources of funding for the parent company include dividends received from its banking subsidiary, proceeds from the issuance of subordinated debt, equity, and commercial paper. The primary uses of funds for the parent company include repayment of maturing debt and commercial paper, share repurchases, dividends paid to shareholders, and capital contributions to subsidiaries. As mentioned in TSFG’s 2007 10-K, the parent company has three unused short-term lines of credit totaling $35.0 million. TSFG has not drawn on these lines, but at March 31, 2008, only $15.0 million represents available borrowing capacity, as covenant violations have eliminated TSFG’s ability to draw on the remaining $20.0 million until waivers are obtained.
     Subsequent to quarter-end, as disclosed on a Form 8-K on May 2, 2008, TSFG announced a plan to strengthen its overall capital and liquidity position. The plan is comprised of the issuance of approximately $250 million of mandatory convertible non-cumulative preferred stock, the issuance of bank-level subordinated debt up to approximately $100 million following the close of the preferred stock, and a reduction of TSFG’s quarterly common stock cash dividend to $0.01 per share. The issuance of the $250 million of convertible preferred stock closed on May 8, 2008, with net proceeds of approximately $239 million. The parent company plans to use the net proceeds to make capital contributions to the banking subsidiary as needed and retain the balance for operations.
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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
          At March 31, 2008, TSFG’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of March 31, 2008, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls over Financial Reporting
          TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with its assessment during the quarter ended March 31, 2008 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          See Note 9 to the Consolidated Financial Statements for a discussion of legal proceedings.
Item 1A. Risk Factors
          There have been no material changes to the risk factors previously disclosed under Item 1A (pages 9-11) of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended March 31, 2008.
Issuer Purchases of Equity Securities

					Approximate
				Total	Dollar Value of
				Number of	Shares that
				Shares Purchased	May Yet Be
	Total		Average	as Part	Purchased
	Number		Price	of Publicly	Under Plans or
	of Shares		Paid per	Announced Plans	Programs (2)
Period	Purchased		Share	or Programs	(in thousands)
January 1, 2008 to January 31, 2008	13,143	(1)	$14.56	—	$88,024
February 1, 2008 to February 29, 2008	1,574	(1)	16.19	—	88,024
March 1, 2008 to March 31, 2008	122	(1)	14.86	—	88,024

Total	14,839		$14.74	—	$88,024

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

(2)
In August 2007, the Board of Directors amended and restated TSFG’s existing stock repurchase authorization to be an aggregate of $100.0 million, which expires if unused on or before June 30, 2008. At March 31, 2008, there was $88.0 million remaining under this authorization.

Item 3. Defaults upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Securities Holders
          On May 6, 2008, TSFG held its 2008 Annual Meeting of Shareholders. The results of the 2008 Annual Meeting of Shareholders follow.
          Proposal #1 – Election of Directors

	Voting shares in favor
			Withheld
	#	%	Authority
Michael R. Hogan	59,144,716	87.6%	8,407,270
Jon W. Pritchett	59,356,413	87.9%	8,195,573
Edward J. Sebastian	58,581,359	86.7%	8,970,627
John C.B. Smith, Jr.	58,851,814	87.1%	8,700,172
Mack I. Whittle, Jr.	55,885,790	82.7%	11,666,196
          William P. Brant, J.W. Davis, M. Dexter Hagy, William S. Hummers III, Challis M. Lowe, Darla D. Moore, H. Earle Russell, Jr., William R. Timmons III, and David C. Wakefield III continued in their present terms as directors.
          C. Claymon Grimes, Jr., Samuel H. Vickers and Charles B. Schooler retired from the Board, effective as of the annual meeting.
          Proposal #2 – Approve Amendments to Articles of Incorporation to replace supermajority voting provisions with majority voting provisions. These proposed amendments were approved with 62,739,031 shares, or 92.9%, voting in favor, 4,363,927 shares voting against, and 449,219 shares abstaining.
          Proposal #3 – Approve Amendments to Articles of Incorporation to Phase Out TSFG’s Classified Board Structure. This proposed amendment was approved with 62,813,621 shares, or 93.0%, voting in favor, 4,267,577 shares voting against, and 471,105 shares abstaining.
          Proposal #4 – To Approve TSFG’s Stock Option Plan, including to increase the shares available for issuance thereunder by 500,000. This Plan was approved with 48,692,670 shares, or 81.7%, voting in favor, 10,927,736 shares voting against, and 891,103 shares abstaining.
          Proposal #5 – Approve TSFG’s Long Term Incentive Plan. This Plan was approved with 49,158,962 shares, or 82.5%, voting in favor, 10,423,510 shares voting against, and 929,137 shares abstaining.
          Proposal #6 – Approve TSFG’s Management Performance Incentive Plan This Plan was approved with 52,092,137 shares, or 87.5%, voting in favor, 7,473,546 shares voting against, and 945,826 shares abstaining.
          Proposal #7 – A shareholder proposal requiring an annual, non-binding shareholder vote to ratify executive compensation. This Proposal was approved with 30,183,294 shares, or 51.9%, voting in favor, 28,008,426 shares voting against, and 2,319,789 shares abstaining.
          Proposal #8 – Ratification of Auditors. The shareholders approved the appointment of PricewaterhouseCoopers LLP as independent auditors of TSFG for fiscal year 2008 with 65,349,276 shares, or 97.3%, voting in favor, 1,782,459 shares voting against, and 420,474 shares abstaining.
Item 5. Other Information
          On May 6, 2008,TSFG’s shareholders approved an amendment and restatement of TSFG’s existing Stock Option Plan. In connection with this amendment and restatement, the total numbers of shares subject to being issued pursuant to options thereunder was increased by 500,000 shares.

Item 6. Exhibits

3.1	Articles of Amendment, effective May 8, 2008; incorporated by reference to Exhibit 3.1 of TSFG’s Current Report on Form 8-K dated May 8, 2008

3.2	Articles of Amendment, effective May 12, 2008

10.1	Stock Option Plan, effective May 12, 2008

31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
Note for non-filed versions of this Form 10-Q
The above exhibits may be found on TSFG’s electronic filing of its March 31, 2008 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.
Date: May 12, 2008	/s/ James R. Gordon
James R. Gordon
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)