Form 10-Q
period 2008-06-30
SOUTH FINANCIAL GROUP INC
filed 2008-08-11
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 0-15083

The South Financial Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

102 South Main Street, Greenville, South Carolina	29601
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the issuer’s $1.00 par value common stock as of August 4, 2008 was 72,827,699.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	June 30,
			December 31, 2007
	2008	2007

Assets
Cash and due from banks	$224,991	$267,005	$290,974
Interest-bearing bank balances	55,713	263	5,551
Federal funds sold and securities purchased to resell	50,000	—	—
Securities
Available for sale, at fair value	1,987,232	2,433,341	1,986,212
Held to maturity (fair value $26,775, $41,501, and $39,782, respectively)	26,677	41,892	39,691

Total securities	2,013,909	2,475,233	2,025,903

Loans held for sale (includes $21,871 measured at fair value at June 30, 2008)	21,871	35,718	17,867
Loans held for investment	10,475,731	10,029,228	10,213,420
Less: Allowance for loan losses	(191,727)	(125,545)	(126,427)

Net loans held for investment	10,284,004	9,903,683	10,086,993

Premises and equipment, net	265,853	224,951	233,852
Accrued interest receivable	56,118	75,851	70,464
Goodwill	463,300	650,544	651,003
Other intangible assets, net	24,586	30,939	27,179
Other assets	516,525	475,488	467,798

Total assets	$13,976,870	$14,139,675	$13,877,584

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing retail and commercial deposits	$1,107,115	$1,244,834	$1,127,657
Interest-bearing retail and commercial deposits	6,388,904	6,547,479	6,402,503

Total retail and commercial deposits	7,496,019	7,792,313	7,530,160
Brokered deposits	2,390,350	2,293,493	2,258,408

Total deposits	9,886,369	10,085,806	9,788,568
Short-term borrowings	1,581,601	1,432,650	1,637,550
Long-term debt	772,957	857,248	698,340
Accrued interest payable	55,880	77,751	69,288
Other liabilities	120,861	168,033	133,530

Total liabilities	12,417,668	12,621,488	12,327,276

Commitments and contingencies (Note 10)	—	—	—

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding 250,000 shares at June 30, 2008	250,000	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 72,795,797, 73,698,807, and 72,455,205 shares, respectively	72,796	73,699	72,455
Surplus	1,101,524	1,129,499	1,107,601
Retained earnings	152,567	378,399	386,061
Guarantee of employee stock ownership plan debt	—	(39)	—
Accumulated other comprehensive income (loss), net of tax	(17,685)	(63,371)	(15,809)

Total shareholders’ equity	1,559,202	1,518,187	1,550,308

Total liabilities and shareholders’ equity	$13,976,870	$14,139,675	$13,877,584

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Interest Income
Interest and fees on loans	$158,016	$191,961	$329,244	$378,589
Interest and dividends on securities:
Taxable	20,591	26,879	40,983	55,704
Exempt from federal income taxes	2,479	2,888	5,172	5,936

Total interest and dividends on securities	23,070	29,767	46,155	61,640
Interest on short-term investments	106	97	178	238

Total interest income	181,192	221,825	375,577	440,467

Interest Expense
Interest on deposits	63,180	92,066	140,286	180,545
Interest on short-term borrowings	8,089	21,165	20,289	42,429
Interest on long-term debt	9,718	12,073	22,091	26,434

Total interest expense	80,987	125,304	182,666	249,408

Net Interest Income	100,205	96,521	192,911	191,059
Provision for Credit Losses	63,763	17,125	137,055	26,138

Net interest income after provision for credit losses	36,442	79,396	55,856	164,921
Noninterest Income	32,190	27,683	63,106	54,653
Noninterest Expenses	87,620	80,151	355,799	161,628

(Loss) income before income taxes	(18,988)	26,928	(236,837)	57,946
Income taxes	(8,056)	8,998	(24,613)	19,498

Net (Loss) Income	(10,932)	17,930	(212,224)	38,448
Preferred stock dividends	5,833	—	5,833	—

Net (Loss) Income Available to Common Shareholders	$(16,765)	$17,930	$(218,057)	$38,448

Average Common Shares Outstanding, Basic	72,611	74,050	72,530	74,390
Average Common Shares Outstanding, Diluted	72,611	74,397	72,530	74,815
Earnings Per Common Share, Basic	$(0.23)	$0.24	$(3.01)	$0.52
Earnings Per Common Share, Diluted	(0.23)	0.24	(3.01)	0.51
Dividends per common share	0.01	0.18	0.20	0.36

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Preferred Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, December 31, 2006	75,341,276	$75,341	$—	$1,167,685	$367,110	$(48,104)	$1,562,032
Net income	—	—	—	—	38,448	—	38,448
Other comprehensive loss, net of income tax of $8,756	—	—	—	—	—	(15,267)	(15,267)

Comprehensive income	—	—	—	—	—	—	23,181

Cash dividends declared ($0.36 per common share)	—	—	—	—	(26,750)	—	(26,750)
Common stock activity:
Repurchase of stock	(2,150,000)	(2,150)	—	(50,522)	—	—	(52,672)
Exercise of stock options, including income tax benefit of $849	382,357	383	—	7,224	—	—	7,607
Dividend reinvestment plan	71,002	71	—	1,575	—	—	1,646
Restricted stock plan	29,349	29	—	973	(72)	—	930
Employee stock purchase plan	10,299	11	—	229	—	—	240
Director compensation	10,237	10	—	250	—	—	260
Acquisitions	4,287	4	—	100	—	—	104
Common stock released by trust for deferred compensation	—	—	—	—	12	—	12
Deferred compensation payable in common stock	—	—	—	—	(12)	—	(12)
Cumulative effect of initial application of FIN 48	—	—	—	—	(488)	—	(488)
Stock option expense	—	—	—	1,946	—	—	1,946
Other, net	—	—	—	39	112	—	151

Balance, June 30, 2007	73,698,807	$73,699	$—	$1,129,499	$378,360	$(63,371)	$1,518,187

Balance, December 31, 2007	72,455,205	$72,455	$—	$1,107,601	$386,061	$(15,809)	$1,550,308
Net loss	—	—	—	—	(212,224)	—	(212,224)
Other comprehensive loss, net of income tax of $1,142	—	—	—	—	—	(1,876)	(1,876)

Comprehensive loss	—	—	—	—	—	—	(214,100)

Cash dividends declared:
Common ($0.20 per common share)	—	—	—	—	(14,602)	—	(14,602)
Preferred	—	—	—	—	(5,833)	—	(5,833)
Issuance of preferred stock	—	—	250,000	(10,953)	—	—	239,047
Common stock activity:
Dividend reinvestment plan	185,542	186	—	1,532	—	—	1,718
Restricted stock plan	100,150	100	—	1,462	(158)	—	1,404
Director compensation	29,184	29	—	248	—	—	277
Employee stock purchase plan	17,711	18	—	150	—	—	168
Acquisitions	4,403	4	—	20	—	—	24
Exercise of stock options, including income tax benefit of $6	3,602	4	—	37	—	—	41
Common and preferred stock purchased by trust for deferred compensation	—	—	—	—	(450)	—	(450)
Deferred compensation payable in common and preferred stock	—	—	—	—	450	—	450
Cumulative effect of initial application of:
SFAS 159, net of tax	—	—	—	—	60	—	60
EITF 06-4	—	—	—	—	(737)	—	(737)
Stock option expense	—	—	—	1,486	—	—	1,486
Other, net	—	—	—	(59)	—	—	(59)

Balance, June 30, 2008	72,795,797	$72,796	$250,000	$1,101,524	$152,567	$(17,685)	$1,559,202

* Other includes guarantee of employee stock ownership plan debt and deferred compensation.

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,

	2008	2007

Cash Flows from Operating Activities
Net (loss) income	$(212,224)	$38,448
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	18,165	16,782
Provision for credit losses	137,055	26,138
Share-based compensation expense	3,772	3,775
Goodwill impairment	188,431	—
(Gain) loss on securities	(2,272)	3,622
Gain on Visa IPO share redemption	(1,904)	—
(Gain) loss on certain derivative activities	(248)	1,400
Gain on sale of mortgage loans	(2,156)	(2,999)
Loss on early extinguishment of debt	464	231
Loss on disposition of premises and equipment	327	46
Loss on disposition of other real estate owned	183	163
Excess tax benefits from share-based compensation	(6)	(849)
Origination of loans held for sale	(149,661)	(243,785)
Sale of loans held for sale and principal repayments	159,600	254,634
Increase in other assets	(17,888)	(18,839)
(Decrease) increase in other liabilities	(19,134)	8,600

Net cash provided by operating activities	102,504	87,367

Cash Flows from Investing Activities
Sale of securities available for sale	155,342	129,781
Maturity, redemption, call, or principal repayments of securities available for sale	317,065	161,177
Maturity, redemption, call, or principal repayments of securities held to maturity	13,010	10,499
Purchase of securities available for sale	(479,119)	(4,370)
Purchase of securities held to maturity	—	(140)
Origination of loans held for investment, net of principal repayments	(376,727)	(358,682)
Sale of loans held for investment	22,473	—
Sale of other real estate owned	1,072	3,154
Sale of premises and equipment	5	144
Purchase of premises and equipment	(29,058)	(16,201)
Cash equivalents acquired, net of payment for purchase acquisition	3,788	—

Net cash used for investing activities	(372,149)	(74,638)

Cash Flows from Financing Activities
Increase in deposits	76,824	577,344
Decrease in short-term borrowings	(56,617)	(336,953)
Issuance of long-term debt	200,000	77,320
Payment of long-term debt	(129,047)	(350,307)
Issuance of preferred stock, net	239,047	—
Cash dividends paid on common stock	(27,637)	(27,030)
Repurchase of common stock	—	(52,672)
Excess tax benefits from share-based compensation	6	849
Other common stock activity	1,248	8,157

Net cash provided by (used for) financing activities	303,824	(103,292)

Net change in cash and cash equivalents	34,179	(90,563)
Cash and cash equivalents at beginning of year	296,525	357,831

Cash and cash equivalents at end of period	$330,704	$267,268

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$193,550	$240,163
Income tax payments, net	2,672	20,583
Significant non-cash investing and financing transactions:
Increase in unrealized loss on available for sale securities	(5,550)	(19,284)
Loans transferred to other real estate owned	13,452	3,502

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 1 – General

          The foregoing unaudited Consolidated Financial Statements and Notes are presented in accordance with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q. “TSFG” refers to The South Financial Group, Inc. and subsidiaries, except where the context requires otherwise. The information contained in the Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007 should be referred to in connection with the reading of these unaudited interim Consolidated Financial Statements. The Consolidated Balance Sheet at December 31, 2007 is derived from TSFG’s Consolidated Audited Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim periods have been made. All such adjustments are of a normal, recurring nature.

Nature of Operations

          TSFG is a bank holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, merchant processing, mortgage, treasury services, and wealth management (which consists of benefits administration, insurance, private banking, retail investment, and trust and investment management). TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First Bank) and in Florida (as Mercantile Bank). TSFG also owns several non-bank subsidiaries. At June 30, 2008, TSFG operated through 81 branch offices in South Carolina, 72 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

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

Preferred Stock

          Preferred stock ranks senior to common shares with respect to the dividend and has preference in the event of liquidation. Preferred stock is reported in shareholders’ equity unless it is mandatorily redeemable or it embodies an unconditional obligation that the Company must or may settle in shares whose monetary value at inception is based solely or predominantly on any of the following: (1) a fixed amount known at inception, (2) variations in something other than the fair value of the Company’s equity shares, or (3) variations inversely related to changes in the fair value of the Company’s equity shares as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Dividends declared on preferred stock are accounted for as a reduction in retained earnings. Issuance costs are charged against surplus.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Recently Adopted Accounting Pronouncements

     Fair Value Measurements

          SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. TSFG adopted SFAS 157 for its financial assets and liabilities on January 1, 2008 with no significant impact on its Consolidated Financial Statements. See Note 13 for fair value disclosures. Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2 (“FSP 157-2”) delays the effective date of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until fiscal years beginning after November 15, 2008. As a result, TSFG will adopt this standard for nonfinancial assets and liabilities effective January 1, 2009.

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

     Fair Value Option for Financial Assets and Financial Liabilities

          SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. TSFG adopted this standard effective January 1, 2008 and elected to account for its portfolio of mortgage loans held for sale at fair value. The impact of adoption was an increase to retained earnings of $60,000, net of income tax of $32,000. For additional information on the fair value option, see Note 13.

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

     Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and TSFG does not expect adoption of this standard to have a significant impact on its Consolidated Financial Statements.

     Determination of the Useful Life of Intangible Assets

          FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets,” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and TSFG does not expect adoption of this standard to have a significant impact on its Consolidated Financial Statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Noninterest Income and Noninterest Expense

          The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Noninterest Income
Service charges on deposit accounts	$10,986	$11,223	$21,415	$21,836
Debit card income, net (1)	2,056	1,839	3,932	3,406
Customer service fee income	1,358	1,402	2,689	2,693

Total customer fee income	14,400	14,464	28,036	27,935

Insurance income	2,388	2,987	5,448	6,284
Retail investment services, net (2)	2,120	2,021	3,666	3,735
Trust and investment management income	1,857	1,734	3,523	3,328
Benefits administration fees	734	749	1,490	1,491

Total wealth management income	7,099	7,491	14,127	14,838

Bank-owned life insurance income	2,910	4,454	6,057	7,305
Mortgage banking income	1,858	1,877	3,343	3,946
Merchant processing income, net	809	771	1,666	1,506
Gain (loss) on certain derivative activities	236	(1,497)	248	(1,400)
Gain (loss) on securities	1,876	(2,237)	2,272	(3,622)
Gain on Visa IPO share redemption	—	—	1,904	—
Other	3,002	2,360	5,453	4,145

Total noninterest income	$32,190	$27,683	$63,106	$54,653

Noninterest Expenses
Salaries and wages	$38,435	$34,804	$73,288	$71,636
Employee benefits	9,113	9,245	18,411	19,004
Occupancy	8,972	8,545	17,595	17,153
Furniture and equipment	6,733	6,486	13,116	12,948
Professional services	3,579	4,914	7,106	9,017
Advertising and business development	2,731	1,973	5,202	3,904
Regulatory assessments	2,374	436	4,451	864
Loan collection and monitoring	2,167	460	3,137	1,179
Amortization of intangibles	1,589	2,136	3,247	4,137
Goodwill impairment	—	—	188,431	—
Telecommunications	1,476	1,418	2,899	2,811
Branch acquisition and conversion costs	731	—	731	—
(Gain) loss on early extinguishment of debt	(83)	231	464	231
Visa-related litigation	—	—	(863)	—
Other	9,803	9,503	18,584	18,744

Total noninterest expenses	$87,620	$80,151	$355,799	$161,628

(1)

In fourth quarter 2007, TSFG began presenting its debit card income net of related expenses. Debit card expense totaled (in thousands) $696 and $1,343 respectively, for the three and six months ended June 30, 2008, and $564 and $1,174, respectively, for the three and six months ended June 30, 2007. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(2)

In fourth quarter 2007, TSFG began presenting its retail investment services income net of certain revenue sharing arrangements with a third party. Such amounts for these arrangements totaled (in thousands) $270 and $461, respectively, for the three and six months ended June 30, 2008, and $261 and $505, respectively, for the three and six months ended June 30, 2007. Amounts presented for prior periods have been reclassified to conform to the current presentation.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive Income (Loss)

          The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net Unrealized Losses on Securities Available for Sale
Balance at beginning of period	$(1,912)	$(37,601)	$(30,765)	$(47,378)
Other comprehensive income (loss):
Unrealized holding losses arising during the period	(52,276)	(36,732)	(5,851)	(22,579)
Income tax benefit	19,298	13,526	2,133	8,250
Less: Reclassification adjustment for losses included in net (loss) income	927	1,910	301	3,295
Income tax benefit	(324)	(668)	(105)	(1,153)

	(32,375)	(21,964)	(3,522)	(12,187)

Balance at end of period	(34,287)	(59,565)	(34,287)	(59,565)

Net Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	27,061	557	14,956	(726)
Other comprehensive income (loss):
Unrealized (loss) gain on change in fair values	(16,092)	(6,603)	2,532	(4,198)
Income tax benefit (expense)	5,633	2,312	(886)	1,470
Less: Amortization of terminated swaps	—	(110)	—	(541)
Income tax expense	—	38	—	189

	(10,459)	(4,363)	1,646	(3,080)

Balance at end of period	16,602	(3,806)	16,602	(3,806)

	$(17,685)	$(63,371)	$(17,685)	$(63,371)

Total other comprehensive loss	$(42,834)	$(26,327)	$(1,876)	$(15,267)
Net (loss) income	(10,932)	17,930	(212,224)	38,448

Comprehensive (loss) income	$(53,766)	$(8,397)	$(214,100)	$23,181

Note 4 – Branch Acquisition

          In June 2008, Carolina First Bank acquired five branch offices (including related loans and deposits) in Florida from an unrelated financial institution. In connection with this branch acquisition, TSFG acquired loans of $6.4 million, premises and equipment of $13.4 million, and deposits totaling $24.5 million, and recorded a core deposit intangible asset of $654,000. The core deposit intangible asset is being amortized over 5 years using an accelerated method.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Gross Unrealized Losses on Investment Securities

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	June 30, 2008

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
US government agencies	$179,554	$3,644	$—	$—	$179,554	$3,644
Agency mortgage-backed securities	707,784	14,859	526,800	35,755	1,234,584	50,614
Private label mortgage-backed securities	15,544	728	—	—	15,544	728
State and municipals	87,803	553	3,384	87	91,187	640
Equity investments	96	82	2,719	1,231	2,815	1,313

	$990,781	$19,866	$532,903	$37,073	$1,523,684	$56,939

Securities Held to Maturity
State and municipals	$5,929	$48	$1,290	$26	$7,219	$74

	December 31, 2007

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Government agencies	$—	$—	$51,775	$230	$51,775	$230
Agency mortgage-backed securities	67,150	512	1,003,886	49,702	1,071,036	50,214
State and municipals	4,641	3	157,857	1,105	162,498	1,108
Corporate bonds	4,792	617	—	—	4,792	617
Equity investments	3,044	935	—	—	3,044	935

	$79,627	$2,067	$1,213,518	$51,037	$1,293,145	$53,104

Securities Held to Maturity
State and municipals	$813	$1	$15,136	$117	$15,949	$118

          At June 30, 2008, TSFG had 434 individual investments that were in an unrealized loss position. The unrealized losses summarized above, except for equity investments, were primarily attributable to increases in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold these debt securities until a market price recovery or maturity. Therefore, at June 30, 2008, these investments are not considered impaired on an other-than-temporary basis.

          In second quarter 2008, TSFG recorded $927,000 in other-than-temporary impairment on its $18.2 million corporate bond portfolio due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy. Subsequent to quarter-end, TSFG sold approximately $8.4 million of corporate bonds and recognized a gain on sale of approximately $129,000. In second quarter 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its corporate bond portfolio.

          TSFG also invests in limited partnerships, limited liability companies (“LLCs”) and other privately held companies. These investments are included in other assets. In the three and six months ended June 30, 2008, TSFG recorded $359,000 and $589,000 in other-than-temporary impairment on these investments. In the three and six months ended June 30, 2007, TSFG recorded $342,000 in other-than-temporary impairment on these investments. At June 30, 2008, TSFG’s investment in these entities totaled $17.4 million, of which $5.3 million were accounted for under the cost method and $12.1 million were accounted for under the equity method.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 6 – Loans

          The following is a summary of loans held for investment by category (in thousands):

	June 30, 2008	December 31, 2007

Commercial, financial and agricultural	$2,389,048	$2,309,294
Real estate - construction	1,827,861	1,763,365
Real estate - residential mortgages (1-4 family)	1,521,974	1,390,729
Commercial secured by real estate	3,909,030	3,946,440
Consumer	827,818	803,592

Loans held for investment	$10,475,731	$10,213,420

Included in the above:
Nonaccrual loans	$218,726	$80,191

Loans past due 90 days and still accruing interest	$8,779	$5,349

          During the second quarter of 2008, TSFG sold $40.0 million of nonperforming loans included in loans held for investment. In the three and six months ended June 30, 2008, TSFG charged-off $16.1 million and $17.6 million, respectively, of these loans against the allowance for loan losses.

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

	At and For the Six Months Ended June 30, 2008	At and For the Year Ended December 31, 2007

Impaired loans	$195,774	$68,102
Related allowance	39,238	11,340
Interest income recognized	29	59
Foregone interest	7,008	3,437

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Allowance for Credit Losses

          The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses are presented below (in thousands):

	At and For the Six Months Ended June 30,		At and For the Year Ended December 31, 2007

	2008	2007

Allowance for loan losses
Balance at beginning of period	$126,427	$111,663	$111,663
Provision for loan losses	137,225	25,987	67,325
Loans charged-off	(76,106)	(16,233)	(59,408)
Recoveries of loans previously charged off	4,181	4,128	6,847

Balance at end of period	$191,727	$125,545	$126,427

Reserve for unfunded lending commitments
Balance at beginning of year	$2,268	$1,025	$1,025
Provision for unfunded lending commitments	(170)	151	1,243

Balance at end of period	$2,098	$1,176	$2,268

Allowance for credit losses
Balance at beginning of year	$128,695	$112,688	$112,688
Provision for credit losses	137,055	26,138	68,568
Loans charged-off	(76,106)	(16,233)	(59,408)
Recoveries of loans previously charged off	4,181	4,128	6,847

Balance at end of period	$193,825	$126,721	$128,695

Note 8 – Goodwill

          The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the period ended June 30, 2008:

	South Carolina Bank	North Carolina Bank	Florida Bank	Other	Total

Balance, December 31, 2007	$119,267	$87,961	$440,538	$3,237	$651,003
Reclassification for change in operating segments	(3,085)	(343)	(12,651)	16,079	—

Revised balance, December 31, 2007	116,182	87,618	427,887	19,316	651,003
Goodwill impairment charge	—	—	(188,431)	—	(188,431)
Purchase accounting adjustments	—	—	—	728	728

Balance, June 30, 2008	$116,182	$87,618	$239,456	$20,044	$463,300

          Effective January 1, 2008, TSFG changed its operating segments to exclude insurance agencies from the geographic banking segments. The insurance line of business is now included in “Other” (see Note 15). As a result, the goodwill balance as of December 31, 2007 has been reclassified for comparability.

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

          The annual impairment evaluation as of June 30, 2008 indicated that no additional impairment charge was required, and there have been no events or circumstances since that date indicating impairment.

Note 9 – Derivative Financial Instruments and Hedging Activities

          The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) are presented below.

	June 30, 2008			December 31, 2007

	Fair Value			Fair Value
			Notional Amount			Notional Amount
	Asset	Liability		Asset	Liability

Cash Flow Hedges
Interest rate swaps associated with lending activities	$21,315	$—	$800,000	$20,114	$—	$830,000
Interest rate floor associated with lending activities	5,427	—	200,000	4,531	—	200,000

Fair Value Hedges
Interest rate swaps associated with brokered CDs	2,299	5,166	326,352	672	8,235	988,477

Other Derivatives
Forward foreign currency contracts	1	1	159	5	5	653
Customer swap contracts	6,564	6,640	615,469	5,065	5,065	238,224
Options, interest rate swaps and other	4,240	4,632	142,098	5,807	7,712	161,832

	$39,846	$16,439	$2,084,078	$36,194	$21,017	$2,419,186

          In the three and six months ended June 30, 2008, noninterest income included a gain of $236,000 and $248,000, respectively, for certain derivative activities. In the three and six months ended June 30, 2007, noninterest income included a loss of $1.5 million and $1.4 million, respectively, for certain derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness for fair value hedges, which totaled a loss of $388,000 and a gain of $246,000, respectively, for the three and six months ended June 30, 2008, and losses of $601,000 and $742,000, respectively, for three and six months ended June 30, 2007; and other miscellaneous items.

Note 10 – Commitments and Contingent Liabilities

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Recourse Reserve

          As part of its 2004 acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At June 30, 2008, the estimated recourse reserve liability, included in other liabilities, totaled $6.1 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

Expanded Corporate Facilities

          During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations. Through June 30, 2008, TSFG had invested approximately $45 million in the project (which is included in premises and equipment on the consolidated balance sheet as construction in progress) and had entered into additional contractual commitments of approximately $26 million.

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

	Outstanding Commitments

	June 30, 2008	December 31, 2007

Loan commitments:
Commercial, financial, agricultural, and other	$991,057	$988,962
Commercial secured by real estate	541,053	698,179
Home equity loans	506,393	530,626
Standby letters of credit	225,823	184,529
Documentary letters of credit	3,112	153
Unused business credit card lines	34,258	32,948

Total	$2,301,696	$2,435,397

Note 11 – Preferred Stock

          On May 8, 2008, TSFG issued, in the aggregate, 250,000 shares of no par value, mandatory convertible non-cumulative preferred stock (“Preferred Stock”), at a purchase price and liquidation preference of $1,000 per share. Dividends are payable quarterly, if declared by the Board of Directors, at an annual rate of 10%. Each share of Preferred Stock is mandatorily convertible into 153.846 shares of TSFG’s common stock, based on a conversion price of

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

$6.50 per share of common stock, on May 1, 2011. On or after July 18, 2010, the Preferred Stock is also automatically convertible if, for a period of 20 consecutive trading days, the closing price of TSFG’s common stock has been at least $21.00 per share. In addition, the Preferred Stock is convertible at the option of the holder before the mandatory conversion events described above.

          The following is a summary of TSFG’s Preferred Stock outstanding as of June 30, 2008:

	Number of shares	Carrying value (in thousands)

Series 2008ND-V	55,562	$55,562
Series 2008ND-NV	184,718	184,718
Series 2008D-V	2,248	2,248
Series 2008D-NV	7,472	7,472

Total	250,000	$250,000

          Under the NASDAQ market rules, the Series 2008ND-V and Series 2008D-V (an aggregate of 57,810 shares) became eligible, at the holder’s option, for conversion into TSFG common stock following the special shareholders’ meeting on July 18, 2008 (at which the voting and conversion rights of the Preferred Stock were voted upon and approved). Such right of conversion would have arisen after the shareholders’ meeting, however, even if shareholder approval had not been obtained. As such, these shares were considered common stock equivalents at June 30, 2008 and approximately 8.9 million shares would have been included in computing diluted earnings per share, if the effect had not been antidilutive. Conversion of the Series 2008ND-NV and Series 2008D-NV (an aggregate of 192,190 shares) was contingent upon shareholder approval. Prior to receipt of shareholder approval, the shares were not considered common stock equivalents and thus were excluded from the computation of diluted earnings per share at June 30, 2008. Since shareholder approval was obtained on July 18, 2008, these shares will be considered common stock equivalents and will add approximately 29.6 million shares to the calculation of diluted earnings per share for future periods, unless such shares are considered antidilutive.

          All four series of Preferred Stock are in parity to each other and rank senior to common shares both as to dividend and liquidation preferences. Since July 18, 2008, except when they are entitled to vote as a separate class, the holders of the Preferred Stock are entitled to vote their shares on an as-converted basis with our common stock as a single class. The affirmative vote of two-thirds of the holders of outstanding Preferred Stock (voting as a separate class) is required for approval of any proposed changes in the preferences and special rights of such stock, or for certain acquisitions announced during the first 18 months following the issuance of the Preferred Stock. The Preferred Stock has no participation rights, unless the quarterly cash dividend on TSFG’s common stock is increased above certain thresholds after May 1, 2010. In that event, the Preferred Stock would be entitled to receive additional dividends in proportion to the increase in the common stock dividend. The Preferred Stock is not redeemable and is not subject to any sinking fund.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 12 – Share Information

          The following is a summary of the basic and diluted average common shares outstanding and (loss) earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net (loss) income	$(10,932)	$17,930	$(212,224)	$38,448
Preferred stock dividends	(5,833)	—	(5,833)	—

Net (loss) income available to common shareholders (numerator)	$(16,765)	$17,930	$(218,057)	$38,448

Basic
Average common shares outstanding (denominator)	72,611,024	74,050,115	72,530,399	74,390,456
(Loss) earnings per share	$(0.23)	$0.24	$(3.01)	$0.52
Diluted
Average common shares outstanding	72,611,024	74,050,115	72,530,399	74,390,456
Average dilutive potential common shares	—	346,976	—	424,465

Average diluted shares outstanding (denominator)	72,611,024	74,397,091	72,530,399	74,814,921

(Loss) earnings per share	$(0.23)	$0.24	$(3.01)	$0.51

          For the three and six months ended June 30, 2008, options to purchase an additional 3.7 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Likewise, for the three and six months ended June 30, 2007, options to purchase an additional 2.2 million and 2.1 million shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

          Also excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008 because of their antidilutive effect were 8.9 million shares of common stock related to Preferred Stock and 656,000 shares of common stock related to restricted stock and restricted stock units granted under equity incentive programs.

Note 13 – Fair Value Disclosures

          Effective January 1, 2008, TSFG adopted SFAS 157 (for its financial assets and liabilities) and SFAS 159. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 requires, among other things, the Company to maximize the use of observable inputs and minimize the use of unobservable inputs in its fair value measurement techniques. The adoption of SFAS 157 resulted in no change to January 1, 2008 retained earnings. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. TSFG elected the fair value option for its portfolio of mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. As a result of its election, TSFG recorded the following entry to opening retained earnings (in thousands):

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	Opening Balance Sheet January 1, 2008	Adoption Net Gain (Loss)	Adjusted Balance Sheet January 1, 2008

Mortgage loans held for sale	$17,867	$92	$17,959

Pretax cumulative effect of adoption of the fair value option		92
Tax impact		(32)

Cumulative effect of adoption of the fair value option (increase to retained earnings)		$60

          Adoption of these standards did not have a significant impact on earnings for the three and six months ended June 30, 2008.

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

•

Level 3 – Valuations include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. For example, certain available for sale securities included in this category are not readily marketable and may only be redeemed with the issuer at par. This category also includes certain derivative contracts for which independent pricing information is not available for a significant portion of the underlying assets.

          The table below presents the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2008

	Total	Level 1	Level 2	Level 3

Securities available for sale	$1,987,232	$159,247	$1,787,794	$40,191
Loans held for sale	21,871	—	21,871	—
Derivative assets	39,846	—	33,166	6,680

Total	$2,048,949	$159,247	$1,842,831	$46,871

Derivative liabilities	$16,439	$—	$11,787	$4,652

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008

	Securities Available For Sale	Net Derivative Asset (Liability)	Securities Available For Sale	Net Derivative Asset (Liability)

Balance at beginning of period	$41,897	$2,562	$37,735	$370
Total net (losses) gains included in net income	—	(150)	—	2,226
Purchases, sales, issuances and settlements, net	(1,706)	(384)	2,456	(568)

Balance at end of period	$40,191	$2,028	$40,191	$2,028

Net (losses) gains included in net income relating to assets held at June 30, 2008	$—	$(150)	$—	$2,226

          Also, we may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from write-downs of individual assets. For financial assets measured at fair value on a nonrecurring basis in the three and six months ended June 30, 2008 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end (in thousands).

					Total gains (losses)

	Carrying value at June 30, 2008				Three months ended June 30, 2008	Six months ended June 30, 2008

	Total	Level 1	Level 2	Level 3

Loans held for investment (1)	$155,111	$—	$—	$155,111	$(30,260)	$(60,233)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.

          During the six months ended June 30, 2008, TSFG also measured certain nonfinancial assets using fair value on a nonrecurring basis, including portions of goodwill and certain foreclosed assets. In accordance with FSP 157-2, we have delayed application of the provisions of SFAS 157 to those measurements, and as such they are not included in the table above.

           Fair Value Option

          At June 30, 2008, loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $21.9 million. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest income in the income statement. During the three and six months ended June 30, 2008, net losses resulting from changes in fair value of these loans of $55,000 and $74,000, respectively, were recorded in mortgage banking income. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Note 14 – Income Taxes

          The effective income tax rate as a percentage of pretax income was 42.4% and 10.4%, respectively, for the three and six months ended June 30, 2008. Income tax expense differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax income for the three and six months ended June 30,

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

2008 primarily as a result of the impact of the nondeductible goodwill impairment, other nontaxable and nondeductible items, and management’s projections.

Note 15 – Business Segments

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	South Carolina Bank	North Carolina Bank	Florida Bank	Other	Total

Three Months Ended June 30, 2008
Net interest income before inter-segment income (expense)	$37,355	$16,879	$33,100	$12,871	$100,205
Inter-segment interest income (expense)	3,802	(3,046)	(176)	(580)	—

Net interest income	41,157	13,833	32,924	12,291	100,205
Provision for credit losses	6,493	7,629	41,284	8,357	63,763
Noninterest income	12,124	2,639	7,934	9,493	32,190
Other noninterest expenses - direct (1)	17,268	5,837	16,439	48,076	87,620

Contribution before allocation	29,520	3,006	(16,865)	(34,649)	(18,988)
Noninterest expenses - allocated (2)	18,679	5,313	15,763	(39,755)	—

Contribution before income taxes	$10,841	$(2,307)	$(32,628)	$5,106	(18,988)

Income tax expense					(8,056)

Net income					$(10,932)

Six Months Ended June 30, 2008
Net interest income before inter-segment income (expense)	$73,155	$35,092	$68,376	$16,288	$192,911
Inter-segment interest income (expense)	10,423	(6,771)	1,080	(4,732)	—

Net interest income	83,578	28,321	69,456	11,556	192,911
Provision for credit losses	14,218	16,048	97,624	9,165	137,055
Noninterest income	23,756	4,958	14,845	19,547	63,106
Goodwill impairment	—	—	188,431	—	188,431
Other noninterest expenses - direct (1)	32,686	11,013	31,013	92,656	167,368

Contribution before allocation	60,430	6,218	(232,767)	(70,718)	(236,837)
Noninterest expenses - allocated (2)	37,449	10,697	31,884	(80,030)	—

Contribution before income taxes	$22,981	$(4,479)	$(264,651)	$9,312	(236,837)

Income tax expense					(24,613)

Net income					$(212,224)

June 30, 2008
Total assets	$4,194,967	$1,850,015	$3,939,549	$3,992,339	$13,976,870
Total loans held for investment	4,004,049	1,761,563	3,677,743	1,032,376	10,475,731
Total deposits	3,325,003	1,101,587	2,999,039	2,460,740	9,886,369

(1)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(2)

Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	South Carolina Bank	North Carolina Bank	Florida Bank	Other	Total

Three Months Ended June 30, 2007
Net interest income before inter-segment income (expense)	$43,395	$21,238	$41,607	$(9,719)	$96,521
Inter-segment interest income (expense)	(72)	(6,902)	(3,168)	10,142	—

Net interest income	43,323	14,336	38,439	423	96,521
Provision for credit losses	1,297	12,612	1,883	1,333	17,125
Noninterest income	12,267	2,312	7,251	5,853	27,683
Noninterest expenses - direct (1)	15,286	4,899	13,851	46,115	80,151

Contribution before allocation	39,007	(863)	29,956	(41,172)	26,928
Noninterest expenses - allocated (2)	18,059	6,141	14,597	(38,797)	—

Contribution before income taxes	$20,948	$(7,004)	$15,359	$(2,375)	26,928

Income tax expense					8,998

Net income					$17,930

Six Months Ended June 30, 2007
Net interest income before inter-segment income (expense)	$84,879	$41,397	$81,516	$(16,733)	$191,059
Inter-segment interest income (expense)	1,009	(13,408)	(4,596)	16,995	—

Net interest income	85,888	27,989	76,920	262	191,059
Provision for credit losses	4,167	12,471	6,342	3,158	26,138
Noninterest income	23,324	4,410	14,077	12,842	54,653
Noninterest expenses - direct (1)	30,700	9,900	28,950	92,078	161,628

Contribution before allocation	74,345	10,028	55,705	(82,132)	57,946
Noninterest expenses - allocated (2)	35,740	12,247	29,500	(77,487)	—

Contribution before income taxes	$38,605	$(2,219)	$26,205	$(4,645)	57,946

Income tax expense					19,498

Net income					$38,448

June 30, 2007
Total assets	$3,920,047	$1,737,408	$3,651,893	$4,830,327	$14,139,675
Total loans held for investment	3,800,857	1,712,220	3,541,956	974,195	10,029,228
Total deposits	3,564,506	1,159,407	2,997,327	2,364,566	10,085,806

(1)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(2)

Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2007. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be attained for any other period.

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

Overview

          The South Financial Group is a bank holding company, headquartered in Greenville, South Carolina, with $14.0 billion in total assets and 180 branch offices in South Carolina, Florida, and North Carolina at June 30, 2008. Founded in 1986, TSFG focuses on attractive Southeastern banking markets with long-term growth potential. TSFG operates Carolina First Bank, which conducts banking operations in North Carolina and South Carolina (as Carolina First Bank), in Florida (as Mercantile Bank), and on the Internet (as Bank Caroline). At June 30, 2008, approximately 45% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 40% were in Florida, and 15% were in North Carolina.

          TSFG uses a super-community bank strategy and targets small business, middle market companies and retail consumers. As a super-community bank, TSFG strives to combine personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

          TSFG reported a net loss available to common shareholders of $218.1 million, or $(3.01) per diluted share, for the first six months of 2008, compared with net income of $38.4 million, or $0.51 per diluted share, for the first six months of 2007. The net loss was primarily due to a $137.1 million provision for credit losses resulting from continued credit deterioration in the Florida market and a $188.4 million goodwill impairment charge resulting from a decrease in value of the Florida banking segment.

          At June 30, 2008, nonperforming assets as a percentage of loans held for investment and foreclosed property increased to 2.30% from 0.88% at December 31, 2007 and 0.45% at June 30, 2007. The increase in nonperforming assets was primarily attributable to accelerating deterioration in residential construction and development-related loans, principally in Florida markets. For the six months ended June 30, 2008, annualized net loan charge-offs totaled 1.40% of average loans held for investment, compared to 0.53% for the year ended December 31, 2007. TSFG’s provision for credit losses increased to $137.1 million for the first six months of 2008 compared to $26.1 million for the first six months of 2007.

          In order to strengthen its capital and liquidity position, TSFG issued $250.0 million of mandatory convertible non-cumulative preferred stock on May 8, 2008, with net proceeds of $239.0 million. The preferred securities pay dividends at an annual rate of 10%, have a conversion price of $6.50 per common share, and will convert into approximately 38.5 million common shares on or before May 1, 2011.

          Tax-equivalent net interest income was $195.7 million for the first six months of 2008, compared to $194.3 million for the first six months of 2007. The net interest margin increased to 3.16% for the first half of 2008 from 3.10% for the first half of 2007. This margin improvement is partly due to an earning asset mix shift into loans and away from securities and the issuance of preferred stock. Federal Reserve actions to reduce the targeted fed funds rate by 225 basis points during the first half of 2008 led to decreased earning asset yields and a decline in average funding costs.

          Noninterest income totaled $63.1 million for the first six months of 2008, compared to $54.6 million for the first six months of 2007. The increase in noninterest income was largely attributable to a gain on mandatory partial redemption of shares received in the Visa IPO of $1.9 million and a net gain on securities of $2.3 million in the first half of 2008 versus a $3.6 million net loss during the first half of 2007. In addition, during the first six months of 2008, TSFG recorded a net gain on certain derivative activities of $248,000 compared to a net loss of $1.4 million in the first six months of 2007. TSFG’s merchant processing income (net) and customer fee income for the first six months of 2008 increased over the prior year amounts.

          Noninterest expenses totaled $355.8 million for the first six months of 2008, compared to $161.6 for the six months ended June 30, 2007. This increase was primarily due to the $188.4 million goodwill impairment charge in the first quarter of 2008. The increase in noninterest expenses also included higher advertising and business development expenses, higher regulatory assessments, higher loan collection and monitoring expenses, and branch acquisition and conversion costs related to the acquisition of five branches in Orlando, partially offset by declines in professional fees.

          TSFG continues to focus on improving its balance sheet mix by increasing the relative level and mix of customer assets and liabilities. Due to the reduction of investment securities, average loans as a percentage of average earning assets increased to 83.1% for the first six months of 2008 from 78.5% for the first six months of 2007. On the funding side, average customer funding (which includes deposits less brokered deposits plus customer sweep accounts) as a percentage of average total funding decreased to 67.0% for the first six months of 2008, down from 67.3% for the first six months of 2007.

          Using period-end balances, TSFG’s loans held for investment at June 30, 2008 increased 2.6% from December 31, 2007, and total deposit balances increased 1.0%. Customer funding (deposits less brokered deposits plus customer sweep accounts) decreased 1.8% from December 31, 2007 to June 30, 2008.

          TSFG’s tangible equity to tangible asset ratio increased to 7.94% at June 30, 2008, from 6.61% at December 31, 2007, due primarily to the issuance of preferred stock.

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

          TSFG periodically evaluates its investment securities portfolio for other-than-temporary impairment. If a security is considered to be other-than-temporarily impaired, the related unrealized loss is charged to operations, and a new cost basis is established. Factors considered include the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period-end, and forecasted performance of the security issuer. Impairment is considered other-than-temporary unless TSFG has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. However, for equity securities, which typically do not have a contractual maturity with a specified cash flow on which to rely, the ability to hold an equity security indefinitely, by itself, does not allow for avoidance of other-than-temporary impairment.

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

          See Note 13 to the Consolidated Financial Statements for more information on fair value measurements for the three and six months ended June 30, 2008.

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

          During first quarter 2008, the acceleration of credit deterioration in Florida prompted TSFG to perform an updated interim impairment evaluation of a significant portion of the recorded goodwill as of March 31, 2008. As a result of this evaluation, during first quarter 2008, TSFG recognized goodwill impairment in the Florida banking segment primarily due to increased projected credit costs and a related decrease in projected loan growth, as well as changes in the measurement of segment profitability. See “Goodwill” for additional discussion. The annual evaluation performed as of June 30, 2008 indicated that no additional impairment charge was required as of that date.

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

Expanded Corporate Facilities

          During 2007, TSFG started construction on its Expanded Corporate Facilities. Through June 30, 2008, TSFG had invested approximately $45 million in the project (which has been capitalized in premises and equipment on the consolidated balance sheet as construction in progress) and had entered into additional contractual commitments of approximately $26 million. The initial phase of the facilities is expected to be placed in service in the first half of 2009.

Balance Sheet Review

     Loans

          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At June 30, 2008, outstanding loans totaled $10.5 billion, which equaled 106.2% of total deposits (140.0% of customer deposits) and 75.1% of total assets. Loans held for investment increased $262.3 million, or 2.6%, to $10.5 billion at June 30, 2008 from $10.2 billion at December 31, 2007. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At June 30, 2008, approximately 7% of the portfolio was unsecured.

          As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

          TSFG generally sells a majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. Loans held for sale increased to $21.9 million at June 30, 2008 from $17.9 million at December 31, 2007, primarily due to timing of mortgage sales. Effective January 1, 2008, TSFG elected to account for its mortgage loans held for sale at fair value pursuant to SFAS 159.

          Table 1 summarizes outstanding loans by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan. Table 2 provides a stratification of the loan portfolio by loan purpose, which is more meaningful in terms of portfolio management. This presentation differs from that in Table 1, which stratifies the portfolio by collateral type and borrower type, consistent with external regulatory reporting.

Table 1

Loan Portfolio Composition Based on Collateral Type or Borrower Type

(dollars in thousands)

	June 30, 2008		December 31, 2007

	2008	2007

Commercial, financial and agricultural	$2,389,048	$2,285,920	$2,309,294
Real estate - construction (1)	1,827,861	1,738,387	1,763,365
Real estate - residential mortgages (1-4 family)	1,521,974	1,388,485	1,390,729
Commercial secured by real estate (1)	3,909,030	3,819,818	3,946,440
Consumer	827,818	796,618	803,592

Loans held for investment	$10,475,731	$10,029,228	$10,213,420

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

Table 2

Loan Portfolio Composition Based on Loan Purpose

(dollars in thousands)

	June 30, 2008		December 31, 2007

	2008	2007

Commercial Loans
Commercial and industrial (1)	$2,891,007	$2,569,628	$2,742,863
Owner - occupied real estate (2)	1,183,618	961,806	1,070,376
Commercial real estate (3)	4,162,248	4,258,837	4,158,384

	8,236,873	7,790,271	7,971,623

Consumer Loans
Indirect - sales finance	728,433	684,053	699,014
Consumer lot loans	266,242	350,539	311,386
Direct retail (1)	99,951	108,876	107,827
Home equity (1)	781,120	742,430	754,158

	1,875,746	1,885,898	1,872,385

Mortgage Loans (1)	363,112	353,059	369,412

Total loans held for investment	$10,475,731	$10,029,228	$10,213,420

Percentage of Loans Held for Investment
Commercial and industrial	27.6%	25.6%	26.9%
Owner - occupied real estate (2)	11.3	9.6	10.5
Commercial real estate	39.7	42.5	40.7
Consumer	17.9	18.8	18.3
Mortgage	3.5	3.5	3.6

Total	100.0%	100.0%	100.0%

(1)	In second quarter 2008, TSFG reclassified certain loan balances. Amounts presented for prior periods have been reclassified to conform to the current presentation.
(2)	In Table 1, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.
(3)	See “Commercial Real Estate Concentration,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for more detail on commercial real estate loans.

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

          Indirect - sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two years to six years. During second quarter 2008, TSFG ceased originating indirect loans in Florida, and plans to allow this portion of the portfolio to run off over its remaining life.

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

          Mortgage loans are loans to individuals, secured by first mortgages on single-family residences, generally to finance the acquisition or construction of those residences. TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. TSFG’s mortgage portfolio is bank-customer related, with minimal brokered loans or subprime exposure.

          Portfolio risk is partially managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank and by requiring approval by the Risk Committee of the Board of Directors to exceed this house limit. At June 30, 2008, TSFG’s house lending limit was $35 million, and 11 credit relationships totaling $475.8 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $455.0 million, or 4.3% of total loans held for investment at June 30, 2008, compared to 4.2% of total loans held for investment at December 31, 2007.

          TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At June 30, 2008, the loan portfolio included commitments totaling $1.3 billion in SNCs. Outstanding borrowings under these commitments totaled $709.1 million at June 30, 2008, increasing from $660.7 million at December 31, 2007. The largest commitment was $40.0 million and the largest outstanding balance was $27.8 million at June 30, 2008. In addition to internal limits that control our credit exposure to individual borrowers, we have established limits on the size of the overall SNC portfolio, and have established a sub-limit for total credit exposure to borrowers located outside of our markets. All of our SNC relationships are underwritten and managed in a centralized Corporate Banking Group staffed with experienced bankers. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. Our ongoing strategic plan is to maintain diversity in our portfolio and expand the profitability of our relationships through the sale of non-credit products.

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

Table 3

Selected Characteristics of Commercial Real Estate Loans

(dollars in thousands)

	June 30, 2008

	Policy LTV	Weighted Average Time to Maturity (in months)	Weighted Average Loan Size	Largest Ten Total O/S

Completed income property	85%	46.1	$472	$132,284
Residential A&D	75	9.9	724	126,546
Commercial A&D	75	13.0	817	81,375
Commercial construction	80	29.1	2,098	135,431
Residential construction	80	11.4	344	73,848
Residential condo	80	8.8	1,478	140,660
Undeveloped land	65	11.1	718	82,625

Overall		29.6	$583	$772,770

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

          Appraisal Policies. It is TSFG’s policy to comply with Interagency Appraisal and Evaluation Guidelines as issued by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of Thrift Supervision (the “Agencies”). These guidelines address supervisory matters relating to real estate appraisals and evaluations used to support real estate-related financial transactions and provide guidance to both examiners and regulated institutions about prudent appraisal and evaluation programs. Under the Agencies’ appraisal regulations, the appraiser is selected and engaged directly by TSFG or its agent. Additionally, because the appraisal and evaluation process is an integral component of the credit underwriting process, these processes should be isolated from influence by our loan production process. TSFG orders and reviews all appraisals for loans over a set threshold through a centralized review function.

          Although the Agencies’ appraisal regulations exempt certain categories of real estate-related financial transactions from the appraisal requirements, most real estate transactions over $250,000 are considered federally regulated transactions and thus require appraisals. The Agencies allow us to use an existing appraisal or evaluation to support a subsequent transaction, if we document that the existing estimate of value remains valid. Criteria for determining whether an existing appraisal or evaluation remains valid will vary depending upon the condition of the property and the marketplace, and the nature of any subsequent transaction. Factors that could cause changes to originally reported values include: the passage of time; the volatility of the local market; the availability of financing; the inventory of competing properties; improvement to, or lack of maintenance of, the subject property or competing surrounding properties; changes in zoning; or environmental contamination.

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

          Late in first quarter 2008, the land portfolio in Florida began to exhibit indicators of distress which prompted additional analysis of the existing portfolio and potential losses based on existing loan to value ratios and anticipated default probabilities. This analysis is further discussed in “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” below. The allowance for loan losses was increased by approximately $27 million during the first half of 2008 as a result of this analysis.

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

Table 4

Commercial Real Estate Loans by Geographic Diversification (1)

(dollars in thousands)

	June 30, 2008		December 31, 2007

	Balance	% of Total CRE	Balance	% of Total CRE

Western North Carolina (Hendersonville/Asheville)	$851,873	20.5%	$868,226	20.9%
Tampa Bay Florida	501,274	12.0	565,917	13.6
South Carolina, exluding Coastal:
Upstate South Carolina (Greenville)	419,375	10.1	400,936	9.6
Midlands South Carolina (Columbia)	262,484	6.3	300,414	7.2
Greater South Charlotte South Carolina (Rock Hill)	152,899	3.7	134,166	3.2
Coastal South Carolina:
North Coastal South Carolina (Myrtle Beach)	327,735	7.9	297,075	7.2
South Coastal South Carolina (Charleston)	297,383	7.1	231,881	5.6
North Florida:
Northeast Florida (Jacksonville)	303,577	7.3	327,877	7.9
North Central Florida	314,608	7.5	301,485	7.3
Central Florida:
Central Florida (Orlando)	289,804	7.0	278,416	6.7
Marion County, Florida (Ocala)	175,560	4.2	168,054	4.0
South Florida (Ft. Lauderdale)	265,676	6.4	283,937	6.8

Total commercial real estate loans	$4,162,248	100.0%	$4,158,384	100.0%

(1)

Geography is primarily determined by the originating operating geographic market and not necessarily the ultimate location of the underlying collateral.

Note: At June 30, 2008 and December 31, 2007, average loan size for commercial real estate loans totaled $583,000 and $557,000, respectively.

Table 5

Commercial Real Estate Loans by Geography and Product Type

(dollars in thousands)

	June 30, 2008 Commercial Real Estate Loans by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE	% of LHFI

Commercial Real Estate Loans by Product Type
Completed income property	$415,726	$276,938	$447,678	$194,812	$352,039	$150,295	$199,102	$2,036,590	19.5%
Residential A&D	108,986	79,209	174,272	77,549	87,618	5,001	88,398	621,033	5.9
Commercial A&D	46,706	25,985	44,853	26,705	12,149	13,298	46,696	216,392	2.1
Commercial construction	146,692	47,660	36,970	42,915	42,180	15,142	27,173	358,732	3.4
Residential construction	54,369	39,336	65,612	33,062	41,786	12,116	16,126	262,407	2.5
Residential condo	23,893	108,543	10,379	11,189	6,170	22,487	40,589	223,250	2.1
Undeveloped land	38,386	47,447	72,109	79,132	76,243	47,337	83,190	443,844	4.2

Total CRE Loans	$834,758	$625,118	$851,873	$465,364	$618,185	$265,676	$501,274	$4,162,248	39.7%

CRE Loans as % of Total Loans HFI	8.0%	6.0%	8.1%	4.4%	5.9%	2.5%	4.8%	39.7%

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

Table 6

Credit Quality Indicators

(dollars in thousands)

	June 30,				December 31, 2007

	2008		2007

Loans held for investment	$10,475,731		$10,029,228		$10,213,420
Allowance for loan losses	191,727		125,545		126,427
Allowance for credit losses (1)	193,825		126,721		128,695
Nonaccrual loans - commercial and industrial (2)(3)	28,234		10,465		22,963
Nonaccrual loans - owner - occupied real estate (2)	5,112		3,605		4,085
Nonaccrual loans - commercial real estate (2)	151,579		18,692		36,634
Nonaccrual loans - consumer (3)	16,246		5,413		10,697
Nonaccrual loans - mortgage (3)	17,555		3,352		5,812
Restructured loans accruing interest	1,425		—		1,440

Total nonperforming loans	220,151		41,527		81,631

Foreclosed property (other real estate owned and personal property repossessions)	21,780		4,028		8,276

Total nonperforming assets	$241,931		$45,555		$89,907

Loans past due 90 days or more (mortgage and consumer with interest accruing)	$8,779		$2,503		$5,349

Total nonperforming assets as a percentage of loans held for investment and foreclosed property	2.30%		0.45%		0.88%

Allowance for loan losses to nonperforming loans	0.87	x	3.02	x	1.55	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)	At June 30, 2008, December 31, 2007, and June 30, 2007, commercial nonaccrual loans included $181,000, $218,000, and $1.9 million, respectively, in restructured loans.

(3)	In second quarter 2008, TSFG reclassified certain loan balances. Amounts presented for prior periods have been reclassified to conform to the current presentation.

          TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans held for investment and foreclosed property) increased to 2.30% at June 30, 2008 from 0.88% at December 31, 2007 and 0.45% at June 30, 2007.

The increase in nonperforming assets was primarily attributable to accelerating market deterioration in residential construction and development-related loans, principally in Florida markets.

          During the second quarter of 2008, TSFG sold $40.0 million of nonperforming loans included in loans held for investment. In the three and six months ended June 30, 2008, TSFG charged-off $16.1 million and $17.6 million, respectively, of these loans against the allowance for loan losses.

          Table 7 presents CRE nonaccrual loans by geography and product type. At June 30, 2008, there were no CRE loans past due 90 days still accruing interest.

Table 7

Commercial Real Estate Nonaccrual Loans

(dollars in thousands)

	June 30, 2008 CRE Nonaccrual Loans (“NAL”) by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NAL	% of NAL

CRE Nonaccrual Loans by Product Type
Completed income property	$1,204	$237	$5,741	$9,020	$700	$—	$107	$17,009	7.8%
Residential A&D	1,403	5,523	12,049	24,050	4,980	250	14,492	62,747	28.7
Commercial A&D	—	—	590	901	—	—	—	1,491	0.7
Commercial construction	—	—	—	—	—	1,776	—	1,776	0.8
Residential construction	1,521	2,573	7,121	3,078	2,879	11	—	17,183	7.8
Residential condo	—	3,467	—	2,177	—	9,700	14,674	30,018	13.7
Undeveloped land	147	—	1,535	558	4,549	12,002	2,564	21,355	9.8

Total CRE Nonaccrual Loans	$4,275	$11,800	$27,036	$39,784	$13,108	$23,739	$31,837	$151,579	69.3%

CRE Nonaccrual Loans as % of Total Nonaccrual Loans	2.0%	5.4%	12.4%	18.2%	6.0%	10.8%	14.5%	69.3%

          Table 8 provides detail regarding commercial real estate loans past due 30 days or more.

Table 8

Commercial Real Estate Loans Past Due 30 Days or More (excluding nonaccruals)

(dollars in thousands)

	June 30, 2008		December 31, 2007

	Balance	% of CRE	Balance	% of CRE

North Carolina	$4,039	0.10%	$10,029	0.24%
South Carolina	3,372	0.08	1,889	0.05
Florida	22,554	0.54	14,383	0.34

Total CRE loans past due 30 days or more	$29,965	0.72%	$26,301	0.63%

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

Table 9

Impaired Loans

(dollars in thousands)
	At and For the Six Months Ended June 30,		At and For the Year Ended December 31, 2007

	2008	2007

Impaired loans	$195,774	$33,596	$68,102
Average investment in impaired loans	175,621	34,602	40,360
Related allowance	39,238	9,414	11,340
Foregone interest	7,008	1,386	3,437

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

Table 10

Potential Problem Loans

(dollars in thousands)
	June 30, 2008

		Outstanding Principal Balance

	Number of Loans	Amount	Percentage of Loans Held for Investment

Large potential problem loans ($5 million or more)	10	$112,817	1.08%
Small potential problem loans (less than $5 million)	761	248,801	2.37

Total potential problem loans (1)	771	$361,618	3.45%

(1)	Includes commercial and industrial, commercial real estate, and owner-occupied real estate.

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

          TSFG generates historical loss ratios from actual loss history for eight subsets of the loan portfolio over a 12 quarter period (3 years). Commercial loans are sorted by risk rating into four pools—Pass, Special Mention, Substandard, and Doubtful. Consumer loans are sorted into four pools by product type—Direct, Indirect, Revolving, and Mortgage.

          The adjusted loss ratio for each pool is multiplied by the dollar amount of loans in the pool in order to create a range. We then add and subtract five percent (5.0%) to and from this amount to create the upper and lower boundaries of the range. The upper and lower boundary amounts for each pool are summed to establish the total range. Although TSFG generally uses the actual historical loss rate, on occasion management may decide to select a higher or lower boundary based on known market trends or internal behaviors that would impact the performance of a specific portfolio grouping. The Level I reserves totaled $54.1 million at June 30, 2008, based on the portfolio historical loss rates, compared to $48.7 million at December 31, 2007.

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

          TSFG tests a broad group of loans for impairment each quarter (this includes all loans over $500,000 that have been placed in nonaccrual status). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, management uses the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other observable market data) to estimate the current fair value (less cost to sell) of the subject property. TSFG had Level II reserves of $39.2 million at June 30, 2008, compared to $11.3 million at December 31, 2007.

          Level III Reserves. The third component of the Allowance represents subjective and judgmental adjustments determined by management to account for the effect of risks or losses that are not fully captured elsewhere. This part of the methodology is calculated in accordance with SFAS 5 and reflects adjustments to historical loss experience to incorporate current economic conditions and other factors which impact the inherent losses in the portfolio. This component includes amounts for new loan products or portfolio categories which are deemed to have risks not included in the other reserve elements as well as macroeconomic and other factors. The qualitative risk factors of this third allowance level are more subjective and require a high degree of management judgment. Currently, Level III Reserves include additional reserves for current economic conditions, the commercial real estate concentration in the portfolio, and an additional adjustment to represent declining land values in Florida.

          During first quarter 2008, undeveloped land loans were experiencing distressed default rates, and higher loss severities could also be expected. TSFG performed two separate analyses to determine an accurate adjustment to this category. Both analyses concluded that an adjustment to the allowance of $23.8 million would be appropriate. This adjustment was added to the Allowance in the Florida Bank segment for the first time during first quarter 2008. This analysis was updated during second quarter 2008 with updated loan balances on this subportfolio using an adjusted appraisal discount, which resulted in the new Level III allowance component increasing $3.2 million to $27.0 million.

          TSFG also experienced an increase in losses in the indirect portfolio, as $5.2 million was charged-off during the first half of 2008, compared to $2.4 million in the first half of 2007. As a result of that recognizable increase, an adjustment was made to the component of economic conditions increasing that portion of the Allowance by $3.8 million.

          As a result of the two areas mentioned above, the Level III Reserves increased to $98.4 million at June 30, 2008, from $66.4 million at December 31, 2007.

          Reserve for Unfunded Commitments. The June 30, 2008 reserve for unfunded commitments decreased to $2.1 million from $2.3 million at December 31, 2007. This reserve is determined by formula; historical loss ratios are multiplied by potential usage levels (i.e., the difference between actual usage levels and the second highest historical usage level).

          Unallocated Reserves. The calculated Level I, II and III reserves are then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss ranges, and is distributed to the loan categories based on the mix of loans in each category. The unallocated portion is calculated as the sum of the differences between the actual calculated Allowance and the lower boundary amounts for each category in our model. The sum of these differences at June 30, 2008 was $7.7 million, up from $7.3 million at March 31, 2008 and $6.0 million at December 31, 2007. The unallocated Allowance is the result of management’s best estimate of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends, as well as the imprecision inherent in estimates used for the allocated portions of the Allowance. Management reviews the overall level of the Allowance as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves for the overall inherent risk in TSFG’s total loan portfolio.

          Changes in the Level II reserves (and the overall Allowance) may not correlate to the relative change in impaired loans depending on a number of factors including whether the impaired loans are secured, the collateral type, and the estimated loss severity on individual loans. Specifically, impaired loans increased to $195.8 million at June 30, 2008 from $68.1 million at December 31, 2007, primarily attributable to commercial real estate loans in Florida. Most of the loans contributing to the increase were over $500,000 and were evaluated for whether a specific reserve was warranted based on the analysis of the most probable source of repayment including liquidation of the collateral. Based on this analysis, the Level II Reserves increased 246% compared to the 187% increase in impaired loans.

          Changes in the other components of the Allowance (reserves for Level I, Level III, unallocated, and unfunded commitments) are not related to specific loans but reflect changes in loss experience and subjective and judgmental adjustments made by management. For example, due to indicators of stress on the land portfolio in Florida and other credit quality indicators, these reserves were increased by $27 million during the first half of 2008.

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

Table 11

Summary of Loan and Credit Loss Experience

(dollars in thousands)
At and For the Six Months Ended June 30,	At and For the Year Ended December 31, 2007

2008	2007

Allowance for loan losses, beginning of year	$126,427	$111,663	$111,663
Net charge-offs:
Loans charged-off	(76,106)	(16,233)	(59,408)
Loans recovered	4,181	4,128	6,847

(71,925)	(12,105)	(52,561)
Additions to allowance through provision expense	137,225	25,987	67,325

Allowance for loan losses, end of period	$191,727	$125,545	$126,427

Reserve for unfunded lending commitments, beginning of year	$2,268	$1,025	$1,025
Provision for unfunded lending commitments	(170)	151	1,243

Reserve for unfunded lending commitments, end of period	$2,098	$1,176	$2,268

Allowance for credit losses, beginning of year	$128,695	$112,688	$112,688
Net charge-offs:
Loans charged-off	(76,106)	(16,233)	(59,408)
Loans recovered	4,181	4,128	6,847

(71,925)	(12,105)	(52,561)
Additions to allowance through provision expense	137,055	26,138	68,568

Allowance for credit losses, end of period	$193,825	$126,721	$128,695

Average loans held for investment	$10,328,336	$9,865,936	$9,985,751
Loans held for investment, end of period	10,475,731	10,029,228	10,213,420
Net charge-offs as a percentage of average loans held for investment (annualized)	1.40%	0.25%	0.53%
Allowance for loan losses as a percentage of loans held for investment	1.83	1.25	1.24
Allowance for credit losses as a percentage of loans held for investment	1.85	1.26	1.26
Allowance for loan losses to nonperforming loans	0.87	x	3.02	x	1.55	x

          The provision for credit losses for the first half of 2008 totaled $137.1 million, which exceeded net loan charge-offs by $65.1 million. The higher provision largely reflected credit deterioration due to continued weakness in housing markets, particularly in Florida, and additional specific reserves for nonperforming loans and the overall land development portfolios in Florida. The overall allowance for credit losses as a percentage of loans held for investment increased to 1.85% at June 30, 2008 from 1.26% at December 31, 2007 and June 30, 2007. Table 12 provides additional detail for commercial real estate net charge-offs.

Table 12

Commercial Real Estate Net Charge-Offs

(dollars in thousands)

	Six Months Ended June 30, 2008 CRE Net Charge-Offs (“NCO”) by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NCO	% of NCO

CRE Net Charge-Offs by Product Type
Completed income property	$464	$220	$1,527	$200	$(1)	$—	$535	$2,945	4.1%
Residential A&D	427	—	336	1,500	9,766	—	200	12,229	17.0
Commercial A&D	(4)	—	311	—	—	—	8,424	8,731	12.1
Commercial construction	—	—	(45)	—	—	1,280	—	1,235	1.7
Residential construction	459	—	548	—	2,348	—	—	3,355	4.7
Residential condo	—	—	185	—	140	1,500	8,986	10,811	15.0
Undeveloped land	150	—	679	503	4,083	2,250	(494)	7,171	10.0

Total CRE Net Charge-Offs	$1,496	$220	$3,541	$2,203	$16,336	$5,030	$17,651	$46,477	64.6%

CRE Net Charge-Offs as % of Total Net Charge-Offs	2.1%	0.3%	4.9%	3.1%	22.7%	7.0%	24.5%	64.6%

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

Table 13

Investment Securities Portfolio Composition

(dollars in thousands)

	June 30,		December 31, 2007

	2008	2007

Available for Sale (at fair value)
U.S. Treasury	$27,703	$167,195	$27,592
U.S. Government agencies	335,593	650,581	503,571
Agency mortgage-backed securities	1,276,145	1,158,498	1,088,427
Private label mortgage-backed securities	15,544	—	—
State and municipal	270,521	308,070	302,586
Other investments:
Corporate bonds	18,211	93,187	20,380
Federal Home Loan Bank (“FHLB”) stock	38,614	44,119	35,333
Community bank stocks	2,078	7,921	4,988
Other equity investments	2,823	3,770	3,335

	1,987,232	2,433,341	1,986,212

Held to Maturity (at amortized cost)
State and municipal	26,577	41,792	39,451
Other investments	100	100	240

	26,677	41,892	39,691

Total	$2,013,909	$2,475,233	$2,025,903

Total securities as a percentage of total assets	14.4%	17.5%	14.6%

Percentage of Total Securities Portfolio
U.S. Treasury	1.4%	6.8%	1.4%
U.S. Government agencies	16.6	26.3	24.8
Agency mortgage-backed securities	63.4	46.8	53.7
Private label mortgage-backed securities	0.8	—	—
State and municipal	14.7	14.1	16.9
Other investments	3.1	6.0	3.2

Total	100.0%	100.0%	100.0%

          Securities (i.e., securities available for sale and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $2.1 billion for the first half of 2008, 22.7% below the average for the first half of 2007 of $2.7 billion.

          The average tax-equivalent portfolio yield decreased for the six months ended June 30, 2008 to 4.69% from 4.80% for the six months ended June 30, 2007.

          The expected duration of the debt securities portfolio was approximately 4.0 years at June 30, 2008, an increase from approximately 3.3 years at December 31, 2007. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include some callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities.

          The available for sale portfolio constituted 98.7% of total securities at June 30, 2008. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk.

          Approximately 63% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”) with an average duration of 5.5 years. At June 30, 2008, approximately 15% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from one to ten years. The majority of these securities are government agency securities.

          In second quarter 2008, TSFG recorded $927,000 in other-than-temporary impairment on its $18.2 million corporate bond portfolio due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy. Subsequent to quarter-end, TSFG sold approximately $8.4 million of corporate bonds and recognized a gain on sale of approximately $129,000. In second quarter 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its corporate bond portfolio, and sold approximately $70 million of corporate bonds in third quarter 2007.

          The net unrealized loss on securities available for sale (pre-tax) totaled $54.4 million at June 30, 2008, compared with a $3.0 million loss at March 31, 2008 and a $48.8 million loss at December 31, 2007, as the increase in long term rates since March 31 was combined with widening credit spreads and current market illiquidity. If interest rates increase, credit spreads continue to widen, and/or market illiquidity worsens, TSFG expects its net unrealized loss on securities available for sale to increase. See Item 1, Note 5 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

          Table 14 shows the credit risk profile of the securities portfolio.

Table 14

Investment Securities Portfolio Credit Risk Profile

(dollars in thousands)

	June 30, 2008		December 31, 2007

	Balance	% of Total	Balance	% of Total

Government and agency
U.S. Treasury	$27,703	1.4%	$27,592	1.4%
U.S. Government agencies	335,593	16.7	503,571	24.9
Agency mortgage-backed securities (MBS) (1)	1,276,145	63.3	1,088,427	53.7
Federal Home Loan Bank Stock	38,614	1.9	35,333	1.7

Total government and agency	1,678,055	83.3	1,654,923	81.7

State and municipal (2)(3)(4)
Pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund	195,662	9.7	214,675	10.6
Underlying issuer or collateral rated A or better (including South Carolina State Aid)	82,290	4.1	102,187	5.1
Underlying issuer or collateral rated BBB	7,338	0.4	12,930	0.6
Non-rated	11,808	0.6	12,245	0.6

Total state and municipal	297,098	14.8	342,037	16.9

Corporate bonds
AA or A-rated	13,243	0.7	17,068	0.8
BBB-rated	4,968	0.2	3,312	0.2

Total corporate bonds	18,211	0.9	20,380	1.0

Private label mortgage-backed securities AAA-rated (1)	15,544	0.8	—	—

Community bank stocks and other	5,001	0.2	8,563	0.4

Total securities	$2,013,909	100.0%	$2,025,903	100.0%

Percent of total securities: (3)
Rated A or higher		98.6%		98.2%
Investment grade		99.2		99.0

(1)	Current policies restrict MBS/CMO purchases to agency-backed and a small percent of private-label securities and prohibit securities collateralized by sub-prime assets.

(2)	At June 30, 2008 and December 31, 2007, state and municipal securities include $26.6 million and $39.5 million, respectively, of securities held to maturity at amortized cost.

(3)

Ratings shown above do not reflect the benefit of guarantees by bond insurers. At June 30, 2008, $36.5 million of municipal bonds are guaranteed by bond insurers. At December 31, 2007, $43.5 million of municipal bonds are guaranteed by bond insurers.

(4)

At June 30, 2008, the breakdown by current bond rating is as follows: $195.7 million pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund, $9.4 million AAA-rated, $85.5 million AA or A-rated, $860,000 BBB-rated, and $5.6 million non-rated.

Note: Within each category, securities are ordered based on risk assessment from lowest to highest. TSFG holds no collateralized debt obligations or equity investments in FNMA or FHLMC.

          Community Bank Stocks. At June 30, 2008, TSFG had equity investments in four community banks located in the Southeast with a fair value of $2.1 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. These investments in community banks are included in securities available for sale.

          Investments Included in Other Assets. TSFG also invests in limited partnerships, limited liability companies (“LLCs”) and other privately held companies. These investments are included in other assets. During the first six months of 2008, TSFG sold $1.0 million of such investments for a net gain of $3.2 million. In the three and six months ended June 30, 2008, TSFG recorded $359,000 and $589,000 in other-than-temporary impairment on these investments. In the three and six months ended June 30, 2007, TSFG recorded $342,000 in other-than-temporary impairment on these investments. At June 30, 2008, TSFG’s investment in these entities totaled $17.4 million, of which $5.3 million were accounted for under the cost method and $12.1 million were accounted for under the equity method.

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

          The annual impairment evaluation as of June 30, 2008 indicated that no additional impairment charge was required, and there have been no events or circumstances since that date indicating impairment.

     Derivative Financial Instruments

          Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), derivatives that do not qualify for hedge accounting under SFAS 133 but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in trading and customer hedging programs. See Note 9 to the Consolidated Financial Statements for disclosure of the fair value of TSFG’s derivative assets and liabilities (which are included in other assets and other liabilities, respectively, in the Consolidated Financial Statements) and their related notional amounts. TSFG’s trading derivatives, economic hedges, and customer hedging programs are included in Other Derivatives in the table in Note 9.

          In the three and six months ended June 30, 2008, noninterest income included a gain of $236,000 and $248,000, respectively, for derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness; and other miscellaneous items.

     Deposits

          Deposits remain TSFG’s primary source of funds. Average customer deposits equaled 61.8% of average total funding in the first half of 2008. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources including federal funds, repurchase agreements, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.

          Table 15 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 16 shows the breakdown of customer funding by type.

Table 15

Type of Deposits

(dollars in thousands)

	June 30,		December 31, 2007

	2008	2007

Noninterest-bearing demand deposits	$1,107,115	$1,244,834	$1,127,657
Interest-bearing checking	1,127,497	1,177,609	1,117,850
Money market accounts	2,162,599	2,245,466	2,188,261
Savings accounts	150,696	177,289	158,092
Time deposits under $100,000	1,468,372	1,363,462	1,442,030
Time deposits of $100,000 or more	1,479,740	1,583,653	1,496,270

Customer deposits (1)	7,496,019	7,792,313	7,530,160
Brokered deposits	2,390,350	2,293,493	2,258,408

Total deposits	$9,886,369	$10,085,806	$9,788,568

Percentage of Deposits
Noninterest-bearing demand deposits	11.2%	12.3%	11.5%
Interest-bearing checking	11.4	11.7	11.4
Money market accounts	21.9	22.3	22.4
Savings accounts	1.5	1.8	1.6
Time deposits under $100,000	14.8	13.5	14.7
Time deposits of $100,000 or more	15.0	15.7	15.3

Customer deposits (1)	75.8	77.3	76.9
Brokered deposits	24.2	22.7	23.1

Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

Table 16

Type of Customer Funding

(dollars in thousands)

	June 30,		December 31, 2007

	2008	2007

Customer deposits (1)	$7,496,019	$7,792,313	$7,530,160
Customer sweep accounts(2)	536,642	556,622	648,311

Customer funding	$8,032,661	$8,348,935	$8,178,471

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

(2)	TSFG includes customer sweep accounts in short-term borrowings on its consolidated balance sheet.

          At June 30, 2008, period-end customer funding decreased $145.8 million, or 1.8%, from December 31, 2007, primarily due to a decrease in customer sweep accounts. While reported in short-term borrowings on the consolidated balance sheet, customer sweep accounts represent excess overnight cash from commercial customer operating accounts and are a source of funding for TSFG. Currently, sweep balances are generated through two products: 1) collateralized customer repurchase agreements ($428.9 million at June 30, 2008) and 2) uninsured Eurodollar deposits ($107.7 million at June 30, 2008). These balances are tied directly to commercial customer checking accounts, and these sweep accounts generate treasury services noninterest income. The decrease in customer deposits was primarily a result of lower commercial deposits, which decreased due in part to lower overall liquidity from commercial customers and customers seeking diversification among banks.

          TSFG typically experiences seasonality in its customer deposits due to tax receipts from several of its large public deposit customers. During second quarter 2008, TSFG attracted several new public deposit customers. As a result, at June 30, 2008, public deposits totaled approximately $661 million, compared to approximately $645 million at March 31, 2008 and $582 million at December 31, 2007.

          TSFG uses brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Brokered deposits increased as a percentage of total deposits since December 31, 2007 as TSFG replaced certain customer funding with brokered deposits.

          Table 19 in “Earnings Review - Net Interest Income” details average balances for the deposit portfolio for the three and six months ended June 30, 2008 and 2007. Comparing the six months ended June 30, 2008 and 2007, average customer funding decreased $174.8 million, or 2.1%. Within customer funding, the mix continues to shift toward higher cost products, with increases in average time deposits and customer sweep accounts more than offset by a decrease in noninterest-bearing deposits, interest checking, savings and money markets. Average brokered deposits increased $100.5 million, or 5.3%.

          Average customer funding equaled 67.0% of average total funding in the first six months of 2008 and 67.3% in the first six months of 2007. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and changing incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue, together with customer behavior driving the mix towards higher rate deposit products—money markets and CDs.

     Borrowed Funds

          Table 17 shows the breakdown of borrowed funds by type.

Table 17

Type of Borrowed Funds

(dollars in thousands)

	June 30,		December 31, 2007

	2008	2007

Short-Term Borrowings
Federal funds purchased and repurchase agreements	$169,074	$654,299	$206,216
Customer sweep accounts	536,642	556,622	648,311
Term auction facility	500,000	—	—
FHLB advances	—	75,000	—
Commercial paper	25,155	32,687	30,828
Treasury, tax and loan note	350,730	114,042	752,195

Total short-term borrowings	1,581,601	1,432,650	1,637,550

Long-Term Borrowings
Repurchase agreements	200,000	200,000	200,000
FHLB advances	297,873	328,100	223,087
Subordinated notes	216,704	262,067	216,704
Mandatorily redeemable preferred stock of subsidiary	56,800	64,800	56,800
Note payable	791	808	786
Employee stock ownership plan note payable	—	50	—
Purchase accounting premiums, net of amortization	789	1,423	963

Total long term borrowings	772,957	857,248	698,340

Total borrowings	2,354,558	2,289,898	2,335,890
Less: Customer sweep accounts	(536,642)	(556,622)	(648,311)
Add: Brokered deposits (1)	2,390,350	2,293,493	2,258,408

Total wholesale borrowings	$4,208,266	$4,026,769	$3,945,987

Wholesale borrowings as a % of total assets	30.1%	28.5%	28.4%

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

          TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In the first six months of 2008 and 2007, average borrowings totaled $2.6 billion.

          Period-end wholesale borrowings increased to $4.2 billion at June 30, 2008, compared to $3.9 billion at December 31, 2007 as TSFG replaced certain customer funding with brokered deposits. Average wholesale borrowings totaled $4.0 billion in the first six months of 2008 and 2007. TSFG plans to continue its efforts to reduce its reliance on wholesale borrowings, principally by growth in customer funding.

          Daily funding needs are met through federal funds purchased and short-term brokered CDs, term treasury, tax and loan note (“TT&L”), repurchase agreements, Federal Reserve borrowings, and FHLB advances. Balances in these accounts can fluctuate on a day-to-day basis based on availability and overall funding needs.

          In December 2007, the Federal Reserve announced the establishment of a temporary Term Auction Facility (“TAF”) in which the Federal Reserve would auction term funds to depository institutions. Similar programs are being offered through other central banks to ensure that liquidity is disseminated efficiently. The program is similar to term TT&L auctions in that institutions place bids for the borrowing and the rate on the awarded amount is based on the results of the auction. The collateral used to secure the borrowings is the same that is currently held at the Discount Window (see “Liquidity”). At June 30, 2008, TSFG had $500 million of TAF borrowings from the Federal Reserve. In July 2008, the Federal Reserve extended the TAF through November 2008.

          FHLB advances are a source of funding that TSFG uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings. At June 30, 2008, TSFG had $625.9 million of unused borrowing capacity from the FHLB. See “Liquidity” for further discussion.

          During the first half of 2008, TSFG recognized a net loss on early extinguishment of debt of $464,000, primarily due to prepayment penalties for FHLB advances partially offset by gains on the extinguishment of called brokered CDs.

     Capital Resources and Dividends

          Total shareholders’ equity totaled $1.6 billion, or 11.2% of total assets, at June 30, 2008 and December 31, 2007. Shareholders’ equity remained basically flat as the net loss for the first half of 2008 (which includes the $188.4 million goodwill impairment charge) and cash dividends paid were largely offset by the net proceeds from the issuance of preferred stock.

          On May 8, 2008, TSFG issued $250.0 million of mandatory convertible non-cumulative preferred stock, with net proceeds of $239.0 million. The preferred securities pay dividends at an annual rate of 10%, have a conversion price of $6.50 per common share, and will convert into approximately 38.5 million common shares by May 1, 2011. Although this issuance strengthened TSFG’s overall capital and liquidity position and regulatory capital ratios, it had a dilutive effect on book value/tangible book value per share and will have a dilutive effect on earnings per share.

          Common book value per common share at June 30, 2008 (assuming conversion of the preferred stock) and December 31, 2007 was $14.01 and $21.40, respectively. Common tangible book value per common share at June 30, 2008 (assuming conversion of the preferred stock) and December 31, 2007 was $9.63 and $12.04, respectively. Tangible book value was below book value as a result of goodwill and intangibles associated with acquisitions of entities and assets accounted for as purchases. Since TSFG’s net loss for the six months ended June 30, 2008 was largely due to the $188.4 million goodwill impairment charge which was reported in first quarter 2008, book value per share decreased much more than tangible book value per share. At June 30, 2008, goodwill totaled $463.3 million, or $6.36 per share, and is not being amortized, while other intangibles totaled $24.6 million and will continue to be amortized.

          TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and Carolina First Bank exceeded the well-capitalized regulatory requirements at June 30, 2008. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

          Table 18 sets forth various capital ratios for TSFG and Carolina First Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At June 30, 2008, trust preferred securities included in tier 1 capital totaled $200.5 million.

Table 18

Capital Ratios

	June 30, 2008	Well Capitalized Requirement

TSFG
Total risk-based capital	12.54%	n/a
Tier 1 risk-based capital	11.05	n/a
Leverage ratio	9.81	n/a

Carolina First Bank
Total risk-based capital	11.43%	10.00%
Tier 1 risk-based capital	9.71	6.00
Leverage ratio	8.61	5.00

          At June 30, 2008, TSFG’s tangible equity to tangible asset ratio totaled 7.94%, an increase from 6.61% at December 31, 2007, due primarily to the issuance of preferred stock.

          Carolina First Bank is subject to certain regulatory restrictions on the amount of dividends it is permitted to pay. Currently, Carolina First Bank may not pay a dividend to TSFG without regulatory approval. TSFG presently intends to pay a quarterly cash dividend on its common stock; however, future dividends will depend upon TSFG’s financial performance, capital requirements and assessment of capital needs. On May 2, 2008, TSFG announced a reduction in its quarterly common stock cash dividend to $0.01 per share.

          TSFG, through a real estate investment trust subsidiary, had 568 mandatorily redeemable preferred shares outstanding at June 30, 2008 with a stated value of $100,000 per share. At June 30, 2008, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $56.8 million. Under Federal Reserve Board guidelines, $26.3 million qualified as tier 1 capital, and $18.3 million qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if not satisfied, may prohibit its real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Earnings Review

     Net Interest Income

          Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 19 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three and six months ended June 30, 2008 and 2007.

Table 19

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Three Months Ended June 30,

	2008			2007

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$10,458,571	$158,016	6.08%	$9,984,137	$191,961	7.71%
Investment securities, taxable (2)	1,799,907	20,591	4.58	2,247,092	26,879	4.79
Investment securities, nontaxable (2) (3)	299,350	3,814	5.10	359,043	4,443	4.95

Total investment securities	2,099,257	24,405	4.65	2,606,135	31,322	4.81
Federal funds sold and interest-bearing bank balances	20,256	106	2.10	6,376	97	6.10

Total earning assets	12,578,084	$182,527	5.83	12,596,648	$223,380	7.11

Non-earning assets	1,290,065			1,496,431

Total assets	$13,868,149			$14,093,079

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,120,716	$2,683	0.96	$1,176,182	$6,029	2.06
Savings	152,023	304	0.80	181,166	736	1.63
Money market	2,104,322	11,822	2.26	2,294,181	22,528	3.94
Time deposits, excluding brokered deposits	2,997,131	29,172	3.91	2,910,284	36,407	5.02
Brokered deposits	2,081,224	19,199	3.71	2,042,664	26,366	5.18

Total interest-bearing deposits	8,455,416	63,180	3.01	8,604,477	92,066	4.29
Customer sweep accounts	573,957	2,621	1.84	496,030	5,528	4.47
Other borrowings (4)	2,078,730	15,186	2.94	1,989,109	27,710	5.59

Total interest-bearing liabilities	11,108,103	$80,987	2.93	11,089,616	$125,304	4.53

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,079,390			1,225,075
Other noninterest-bearing liabilities	185,275			231,996

Total liabilities	12,372,768			12,546,687
Shareholders’ equity	1,495,381			1,546,392

Total liabilities and shareholders’ equity	$13,868,149			$14,093,079

Net interest income (tax-equivalent)		$101,540	3.24%		$98,076	3.12%
Less: tax-equivalent adjustment (3)		1,335			1,555

Net interest income		$100,205			$96,521

Supplemental data:
Customer funding (5)	$8,027,539	$46,602	2.33%	$8,282,918	$71,228	3.45%
Wholesale borrowings (6)	4,159,954	34,385	3.32	4,031,773	54,076	5.38

Total funding (7)	$12,187,493	$80,987	2.67%	$12,314,691	$125,304	4.08%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	During the three months ended June 30, 2008, TSFG capitalized $332,000 of interest in conjunction with the construction of its expanded corporate facilities.

(5)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweep accounts.

(6)

Wholesale borrowings include borrowings less customer sweep accounts plus brokered deposits. For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweep accounts are presented separately.

(7)	Total funding includes customer funding and wholesale borrowings.

Note: Average balances are derived from daily balances.

Table 19 (continued)

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Six Months Ended June 30,

	2008			2007

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$10,347,045	$329,244	6.40%	$9,899,046	$378,589	7.71%
Investment securities, taxable (2)	1,774,664	40,983	4.62	2,330,531	55,704	4.78
Investment securities, nontaxable (2) (3)	312,834	7,957	5.09	371,355	9,132	4.92

Total investment securities	2,087,498	48,940	4.69	2,701,886	64,836	4.80
Federal funds sold and interest-bearing bank balances	14,486	178	2.47	7,348	238	6.53

Total earning assets	12,449,029	$378,362	6.11	12,608,280	$443,663	7.09

Non-earning assets	1,407,498			1,512,135

Total assets	$13,856,527			$14,120,415

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,138,067	$7,336	1.30	$1,181,680	$11,964	2.04
Savings	154,435	731	0.95	180,060	1,442	1.61
Money market	2,148,913	28,455	2.66	2,335,745	46,065	3.98
Time deposits, excluding brokered deposits	2,975,248	62,823	4.25	2,902,007	71,988	5.00
Brokered deposits	2,008,073	40,941	4.10	1,907,623	49,086	5.19

Total interest-bearing deposits	8,424,736	140,286	3.35	8,507,115	180,545	4.28
Customer sweep accounts	629,355	8,093	2.59	475,095	10,509	4.46
Other borrowings (4)	2,000,845	34,287	3.45	2,128,838	58,354	5.53

Total interest-bearing liabilities	11,054,936	$182,666	3.32	11,111,048	$249,408	4.53

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,081,447			1,227,683
Other noninterest-bearing liabilities	189,964			232,618

Total liabilities	12,326,347			12,571,349
Shareholders’ equity	1,530,180			1,549,066

Total liabilities and shareholders’ equity	$13,856,527			$14,120,415

Net interest income (tax-equivalent)		$195,696	3.16%		$194,255	3.10%
Less: tax-equivalent adjustment (3)		2,785			3,196

Net interest income		$192,911			$191,059

Supplemental data:
Customer funding (5)	$8,127,465	$107,438	2.66%	$8,302,270	$141,968	3.45%
Wholesale borrowings (6)	4,008,918	75,228	3.77	4,036,461	107,440	5.37

Total funding (7)	$12,136,383	$182,666	3.03%	$12,338,731	$249,408	4.08%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	During the six months ended June 30, 2008, TSFG capitalized $661,000 of interest in conjunction with the construction of its expanded corporate facilities.

(5)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweep accounts.

(6)

Wholesale borrowings include borrowings less customer sweep accounts plus brokered deposits. For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweep accounts are presented separately.

(7)	Total funding includes customer funding and wholesale borrowings.

Note: Average balances are derived from daily balances.

          Fully tax-equivalent net interest income increased 0.7% to $195.7 million for the first six months of 2008 from $194.3 million for the first six months of 2007. TSFG’s average earning assets declined 1.3% to $12.4 billion for the first six months of 2008 from $12.6 billion for the first six months of 2007 due primarily to the planned reduction of securities exceeding loan growth. As a result, average loans as a percentage of average earning assets increased to 83.1% for first six months of 2008, up from 78.5% for the first half of 2007, improving the earning asset mix. At June 30, 2008, approximately 61% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans as part of its overall interest rate risk management. TSFG also has an interest rate floor that is designated as a hedge of commercial loans and is intended to mitigate earnings exposure to falling interest rates.

          The net interest margin for the first half of 2008 was 3.16%, compared with 3.10% for the first half of 2007. The yield on average earning assets decreased 98 basis points, primarily due to decreased loan yields, which were down 131 basis points. The decrease in earning asset yields was more than offset by a decrease in the average cost of funding of 105 basis points. The Federal Reserve has decreased the federal funds target rate by 325 basis points since June 30, 2007.

          Fully tax-equivalent net interest income for second quarter 2008 totaled $101.5 million, an increase of $7.4 million from $94.2 million for first quarter 2008 and $3.5 million from $98.1 million for second quarter 2007. The net interest margin for second quarter 2008 was 3.24%, compared to 3.07% for first quarter 2008 and 3.12% for second quarter 2007. This increase was primarily due to lower funding costs and the net proceeds from the preferred stock issuance. TSFG’s blended mix of funding sources responds more slowly to a declining interest rate environment than its earning assets. Second quarter 2008’s lower funding costs reflect the lagged benefit from the repricing of funding sources.

     Provision for Credit Losses

          The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $137.1 million in the first six months of 2008, compared to $26.1 million in the first six months of 2007. The higher provision largely reflected credit deterioration due to continued weakness in housing markets, particularly in Florida, and additional specific reserves for nonperforming loans and the overall land development portfolios in Florida.

          For second quarter 2008, the provision for credit losses totaled $63.8 million, compared to $73.3 million for first quarter 2008 and $17.1 million for second quarter 2007. Second quarter provision exceeded net loan charge-offs by $16.8 million.

          Net loan charge-offs were $71.9 million, or 1.40% of average loans held for investment, for the first six months of 2008, compared with $12.1 million, or 0.25% of average loans held for investment, for the first six months of 2007. The allowance for credit losses equaled 1.85% of loans held for investment as of June 30, 2008, compared to 1.26% for both December 31, 2007 and June 30, 2007. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

     Noninterest Income

          Table 20 shows the components of noninterest income.

Table 20

Components of Noninterest Income

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Service charges on deposit accounts	$10,986	$11,223	$21,415	$21,836
Debit card income, net	2,056	1,839	3,932	3,406
Customer service fee income	1,358	1,402	2,689	2,693

Total customer fee income	14,400	14,464	28,036	27,935

Insurance income	2,388	2,987	5,448	6,284
Retail investment services, net	2,120	2,021	3,666	3,735
Trust and investment management income	1,857	1,734	3,523	3,328
Benefits administration fees	734	749	1,490	1,491

Total wealth management income	7,099	7,491	14,127	14,838

Bank-owned life insurance income	2,910	4,454	6,057	7,305
Mortgage banking income	1,858	1,877	3,343	3,946
Gain (loss) on securities	1,876	(2,237)	2,272	(3,622)
Gain on Visa IPO share redemption	—	—	1,904	—
Merchant processing income, net	809	771	1,666	1,506
Gain (loss) on certain derivative activities	236	(1,497)	248	(1,400)
Other	3,002	2,360	5,453	4,145

Total noninterest income	$32,190	$27,683	$63,106	$54,653

          Noninterest income increased 15.5% to $63.1 million in the first six months of 2008 due primarily to a gain on mandatory partial redemption of shares received in the Visa IPO of $1.9 million and a net gain on securities of $2.3 million in the first six months of 2008 compared to a $3.6 million net loss on securities in the first six months of 2007. In addition, TSFG recorded a gain on certain derivative activities of $248,000 in the first half of 2008, compared to a loss of $1.4 million in the first half of 2007.

          Total customer fee income increased slightly in the first six months of 2008 compared to the same period in 2007, primarily due to increased debit card usage, and merchant processing income (net of direct processing costs) increased 10.6% in the first six months of 2008 compared to the same period in 2007 as a result of increased transactions. Bank-owned life insurance decreased in the first half of 2008 relative to 2007 due to the receipt of fewer life insurance proceeds.

          Mortgage banking income decreased 15.3% in the first six months of 2008 when compared to the same period in 2007. Mortgage loans originated by TSFG originators totaled $174.1 million and $301.7 million in the first six months of 2008 and 2007, respectively. The decrease in mortgage banking income was principally the result of lower origination volumes in response to industry conditions.

          For second quarter 2008, noninterest income totaled $32.2 million, compared to $30.9 million first quarter 2008 and $27.7 million second quarter 2007. The increase from first quarter 2008 to second quarter 2008 was largely attributable to increases in service charges on deposit accounts (in keeping with seasonal trends) and mortgage banking income. The increase from second quarter 2007 to second quarter 2008 was primarily due to the swing in gains/losses on securities and certain derivative activities.

     Noninterest Expenses

          Table 21 shows the components of noninterest expenses.

Table 21

Components of Noninterest Expenses

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Salaries and wages, excluding contract buyouts and severance	$36,136	$34,258	$70,989	$69,330
Employee benefits	9,113	9,245	18,411	19,004
Occupancy	8,972	8,545	17,595	17,153
Furniture and equipment	6,733	6,486	13,116	12,948
Professional services	3,579	4,914	7,106	9,017
Advertising and business development	2,731	1,973	5,202	3,904
Regulatory assessments	2,374	436	4,451	864
Loan collection and monitoring	2,167	460	3,137	1,179
Amortization of intangibles	1,589	2,136	3,247	4,137
Telecommunications	1,476	1,418	2,899	2,811
Employment contract buyouts and severance	2,299	546	2,299	2,306
Branch acquisition and conversion costs	731	—	731	—
Gain (loss) on early extinguishment of debt	(83)	231	464	231
Goodwill impairment	—	—	188,431	—
Visa-related litigation	—	—	(863)	—
Other	9,803	9,503	18,584	18,744

Total noninterest expenses	$87,620	$80,151	$355,799	$161,628

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

          Salaries and wages (excluding contract buyouts and severance) and employee benefits increased $1.1 million, or 1.2%, in the first six months of 2008 compared with the same period in 2007. The number of full-time equivalent employees increased to 2,572 at June 30, 2008 from 2,467 at June 30, 2007.

          Advertising and business development increased 33.2% for the first half of 2008 compared with the first half of 2007, primarily due to costs related to customer funding initiatives. In addition, regulatory assessments increased as the one-time credit which had been offsetting FDIC premiums for all of 2006 and the first three quarters of 2007 was fully utilized in fourth quarter 2007. Loan collection and monitoring expense increased $2.0 million for the first six months of 2008 compared with the first six months of 2007 due to the current credit environment, and may continue to increase.

          Professional services decreased by 21.2% for the first six months of 2008 compared with the first six months of 2007, primarily due to a decrease in legal fees and expenses related to development of TSFG’s strategic initiatives.

          During the first six months of 2008, TSFG recognized a loss on early extinguishment of debt of $464,000, which reflects prepayment penalties on FHLB advances, offset by swap calls on brokered CDs, versus a loss of $231,000 in the first six months of 2007. See “Borrowed Funds.”

          TSFG incurred branch acquisition and conversion costs during the first half of 2008 related to the June 6, 2008 purchase of five retail branch offices in the Orlando area. This transaction could result in additional noninterest expense in future periods.

          Excluding the goodwill impairment charge in first quarter 2008, second quarter 2008 noninterest expenses increased $7.9 million from first quarter 2008 due primarily to contract buyouts and severance, branch acquisition and conversion costs, and loan collection and monitoring.

     Income Taxes

          The effective income tax rate as a percentage of pretax income was 10.4% for the first half of 2008 and 33.6% for the first half of 2007. The 2008 tax rate was driven by the impact of the nondeductible goodwill impairment, other nontaxable and nondeductible items, and management’s projections. The effective income tax rate for future quarters of 2008 could be significantly impacted by changes in management’s projections and variances to actual results. The statutory U.S. federal income tax rate was 35% for both 2008 and 2007.

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

     Market Risk and Asset/Liability Management

          There has been no significant change to the market risk and asset/liability management methodology as disclosed in TSFG’s 2007 Form 10-K. The interest sensitivity analysis which follows has been updated for June 30, 2008 numbers.

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

          Table 22 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at June 30, 2008, and 2007 levels, respectively.

Table 22

Net Interest Income at Risk Analysis

Interest Rate Scenario (1)	Annualized Hypothetical Percentage Change in Net Interest Income June 30,

	2008	2007

2.00%	1.7%	(0.7)%
1.00	1.0	(0.3)
Flat	—	—
(1.00)	(1.1)	(0.1)
(2.00)	(2.5)	—

(1)	Net interest income sensitivity is shown for gradual rate shifts over a 12 month period.

          Table 23 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 23 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at June 30, 2008 and 2007, respectively, compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at June 30, 2008 and 2007 levels, respectively.

Table 23

Economic Value of Equity Risk Analysis

Interest Rate Scenario (1)	Annualized Hypothetical Percentage Change in Economic Value of Equity June 30,

	2008	2007

2.00%	(7.7)%	(11.4)%
1.00	(2.8)	(5.4)
Flat	—	—
(1.00)	1.7	2.8
(2.00)	(1.2)	0.5

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.

          There are material limitations with TSFG’s models presented in Tables 22 and 23, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;

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

          Lending Commitments. Lending commitments include loan commitments, standby letters of credit, unused business credit card lines, and documentary letters of credit. These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. TSFG provides these lending commitments to customers in the normal course of business. TSFG estimates probable losses related to binding unfunded lending commitments and records a reserve for unfunded lending commitments in other liabilities on the consolidated balance sheet. See Note 10 to the Consolidated Financial Statements for disclosure of the amounts of lending commitments.

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

          See “Derivative Financial Instruments” under “Balance Sheet Review” and Note 9 to the Consolidated Financial Statements for additional information regarding derivatives.

Liquidity

          Liquidity management ensures that adequate funds are available to meet deposit withdrawals, fund loan and capital expenditure commitments, maintain reserve requirements, pay operating expenses, provide funds for dividends and debt service, manage operations on an ongoing basis, and capitalize on new business opportunities.

          Liquidity is managed at two levels. The first is the liquidity of the parent company, which is the holding company that owns Carolina First Bank, the banking subsidiary. The second is the liquidity of the banking subsidiary. The management of liquidity at both levels is essential because the parent company and banking subsidiary each have different funding needs and sources, and each are subject to certain regulatory guidelines and requirements. Through the Asset Liability Committee (“ALCO”), Corporate Treasury is responsible for planning and executing the funding activities and strategy.

          TSFG’s liquidity policy strives to ensure a diverse funding base, with limits established by wholesale funding source as well as aggregate wholesale funding. Daily and short-term liquidity needs are principally met with deposits from customers, payments on loans, maturities and paydowns of investment securities, and wholesale borrowings, including brokered CDs, federal funds purchased (as available), repurchase agreements, treasury tax and loan notes, and, depending on the availability of collateral, borrowings from the Federal Reserve and FHLB. In light of current market conditions, TSFG has reduced its usage of short-term unsecured wholesale borrowings. TSFG is focusing additional efforts aimed at acquiring new deposits from its customer base through its established branch network to enhance liquidity and reduce reliance on wholesale borrowing. Liquidity needs are a factor in developing the deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

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

          Under normal business conditions, the sources above are adequate to meet both the short-term and longer-term funding needs of the Company; however, TSFG’s contingency funding plan establishes early warning triggers to alert management to potentially negative liquidity trends. The plan provides a framework to manage through various scenarios – including identification of alternative actions and an executive management team to navigate through a crisis. Limits ensure that liquidity is sufficient to manage through crises of various degrees of severity, triggered by TSFG-specific events, such as significant adverse changes to earnings, credit quality or credit ratings, or general industry or market events, such as market instability or rapid adverse changes in the economy.

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

          Management believes that TSFG’s available borrowing capacity and efforts to grow deposits are sufficient to provide the necessary funding for the remainder of 2008 and 2009. However, management is prepared to take other actions, including potential asset sales, if needed to manage through adverse liquidity conditions.

          In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 24 summarizes future contractual obligations based on maturity dates as of June 30, 2008. Table 24 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 24 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the six months ended June 30, 2008).

Table 24

Contractual Obligations

(dollars in thousands)

	Payments Due by Period

	Total	Remainder of 2008	2009 and 2010	2011 and 2012	After 2012

Time deposits	$5,338,462	$3,078,329	$1,711,881	$273,416	$274,836
Short-term borrowings	1,581,601	1,581,601	—	—	—
Long-term debt	772,168	36	69,759	259,216	443,157
Operating leases	194,050	10,197	38,122	31,981	113,750
Expanded corporate facilities contracts	26,174	26,056	118	—	—

Total contractual obligations	$7,912,455	$4,696,219	$1,819,880	$564,613	$831,743

          TSFG has the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of June 30, 2008 totaled $297.9 million. At June 30, 2008, TSFG had $625.9 million of unused borrowing capacity from the FHLB. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, Federal Reserve borrowings, treasury tax and loan notes, and the principal run-off of investment securities. At June 30, 2008, TSFG had unused short-term lines of credit totaling $814.7 million (which may be canceled at the lender’s option and which are subject to funds availability at the lender), compared to $1.9 billion at December 31, 2007.

          A collateralized borrowing relationship with the Federal Reserve Bank of Richmond is in place for Carolina First Bank. At June 30, 2008, TSFG had qualifying collateral to secure advances up to $3.5 billion, of which $500.0 million was outstanding, placed through the Federal Reserve’s Term Auction Facility (see “Borrowed Funds”).

          TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at June 30, 2008, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

          Typically, the primary sources of funding for the parent company include dividends received from its banking subsidiary, proceeds from the issuance of subordinated debt, equity, and commercial paper. Currently, dividends are not payable from Carolina First Bank to the parent without regulatory approval. The primary uses of funds for the parent company include repayment of maturing debt and commercial paper, share repurchases, dividends paid to common and preferred shareholders, and capital contributions to subsidiaries. At June 30, 2008, the parent company had one $10.0 million short-term unused line of credit. During the first half of 2008, two of its lines of credit totaling $25.0 million were cancelled.

          During second quarter 2008, TSFG issued $250 million of mandatory convertible non-cumulative preferred stock (with net proceeds of $239 million) and reduced its quarterly common stock cash dividend to $0.01 per share in an effort to strengthen its capital and liquidity position. The parent company contributed $125 million of the preferred capital proceeds to Carolina First Bank during second quarter 2008.

          TSFG’s original capital plan, announced in May 2008, included the possibility of issuing up to $100 million in bank-level subordinated debt. Subsequent to quarter-end, after further examination of our capital needs, we decided to suspend the offering.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

          At June 30, 2008, TSFG’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of June 30, 2008, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls over Financial Reporting

          TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with its assessment during the quarter ended June 30, 2008 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended June 30, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (2) (in thousands)

April 1, 2008 to April 30, 2008	105	(1)	$11.95	—	$88,024
May 1, 2008 to May 31, 2008	876	(1)	6.57	—	88,024
June 1, 2008 to June 30, 2008	1,248	(1)	5.01	—	—

Total	2,229		$5.95	—	$—

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

(2)	In August 2007, the Board of Directors amended and restated TSFG’s existing stock repurchase authorization to be an aggregate of $100.0 million, $88.0 million of which expired unused on June 30, 2008.

          On June 3, 2008, we issued 4,403 common shares to the former shareholder of Summit Title, LLC, a title insurance agency acquired by TSFG in 2004. These shares were issued in connection with earnout provisions in the acquisition documents. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.

          On May 8, 2008, we issued 250,000 shares of preferred stock to certain institutional investors and certain Company affiliates (including directors) through a private placement. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Securities Holders

          On May 6, 2008, TSFG held its 2008 Annual Meeting of Shareholders. The results of the 2008 Annual Meeting of Shareholders follow.

           Proposal #1 – Election of Directors

	Voting shares in favor

	#	%	Withheld Authority

Michael R. Hogan	59,144,716	87.6%	8,407,270
Jon W. Pritchett	59,356,413	87.9%	8,195,573
Edward J. Sebastian	58,581,359	86.7%	8,970,627
John C.B. Smith, Jr.	58,851,814	87.1%	8,700,172
Mack I. Whittle, Jr.	55,885,790	82.7%	11,666,196

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

          On July 18, 2008, TSFG held a Special Meeting of Shareholders. The results of the Special Meeting of Shareholders follow.

           Proposal #1 – Approve conversion terms and general voting rights of our Mandatory Convertible Non-cumulative Preferred Stock. This Proposal was approved with 40,742,129 shares, or 95.2%, voting in favor, 2,039,554 shares voting against, and 398,388 shares abstaining.

           Proposal #2 – Approve adjournment of the special meeting to solicit additional proxies if there are insufficient votes at the time of the Special Meeting to adopt Proposal #1 or a quorum is not present at the time of the Special Meeting. This Proposal was approved with 37,832,623 shares, or 87.6%, voting in favor, 4,859,378 shares voting against, and 488,070 shares abstaining.

Item 5. Other Information

          On August 8, 2008, Michael R. Hogan resigned from the TSFG Board of Directors. On August 1, 2008, Mr. Hogan’s insurance company (of which he was a founding principal) was acquired by BB&T Corporation and in connection therewith, he became an officer of BB&T. Under the terms of the acquisition agreement, Mr. Hogan was precluded from serving on the board of any other financial institution. It was in compliance with this requirement that Mr. Hogan submitted his resignation to the TSFG Board of Directors.

Item 6. Exhibits

17.1	Letter of resignation dated August 8, 2008 from Michael R. Hogan

31.1	Certificate of the Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Note for non-filed versions of this Form 10-Q

The above exhibits may be found on TSFG’s electronic filing of its June 30, 2008 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: August 11, 2008	/s/ James R. Gordon

James R. Gordon
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)