Form 10-Q
period 2008-09-30
SOUTH FINANCIAL GROUP INC
filed 2008-11-07
CIK 797871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____ to____

Commission file number 0-15083

The South Financial Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

102 South Main Street, Greenville, South Carolina	29601
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer ☒	Accelerated filer ☐
Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒.

The number of outstanding shares of the issuer’s $1.00 par value common stock as of November 3, 2008 was 73,905,229.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data) (Unaudited)

	September 30,
			December 31,
	2008	2007	2007

Assets
Cash and due from banks	$176,293	$221,529	$290,974
Interest-bearing bank balances	35	520	5,551
Securities
Available for sale, at fair value	1,995,681	2,323,241	1,986,212
Held to maturity (fair value $24,566, $41,047, and $39,782, respectively)	24,518	41,174	39,691

Total securities	2,020,199	2,364,415	2,025,903

Loans held for sale (includes $14,334 measured at fair value at September 30, 2008)	37,575	19,572	17,867
Loans held for investment	10,299,640	10,173,237	10,213,420
Less: Allowance for loan losses	(200,748)	(118,861)	(126,427)

Net loans held for investment	10,098,892	10,054,376	10,086,993

Premises and equipment, net	274,258	226,784	233,852
Accrued interest receivable	51,207	73,383	70,464
Goodwill	461,458	650,637	651,003
Other intangible assets, net	23,112	29,032	27,179
Other assets	552,149	459,973	467,798

Total assets	$13,695,178	$14,100,221	$13,877,584

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing retail and commercial deposits	$1,022,632	$1,164,312	$1,127,657
Interest-bearing retail and commercial deposits	6,412,343	6,353,852	6,402,503

Total retail and commercial deposits	7,434,975	7,518,164	7,530,160
Brokered deposits	2,573,833	1,983,505	2,258,408

Total deposits	10,008,808	9,501,669	9,788,568
Short-term borrowings	1,188,929	2,070,581	1,637,550
Long-term debt	773,109	732,203	698,340
Accrued interest payable	61,463	73,418	69,288
Other liabilities	129,255	174,098	133,530

Total liabilities	12,161,564	12,551,969	12,327,276

Commitments and contingencies (Note 10)	—	—	—

Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding 249,000 shares at September 30, 2008	249,000	—	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 73,005,766, 72,971,394, and 72,455,205 shares, respectively	73,006	72,971	72,455
Surplus	1,104,697	1,116,361	1,107,601
Retained earnings	120,578	391,019	386,061
Accumulated other comprehensive loss, net of tax	(13,667)	(32,099)	(15,809)

Total shareholders’ equity	1,533,614	1,548,252	1,550,308

Total liabilities and shareholders’ equity	$13,695,178	$14,100,221	$13,877,584

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Interest Income
Interest and fees on loans	$155,433	$195,393	$484,677	$573,982
Interest and dividends on securities:
Taxable	20,186	25,390	61,169	81,094
Exempt from federal income taxes	2,422	2,856	7,594	8,792

Total interest and dividends on securities	22,608	28,246	68,763	89,886
Interest on short-term investments	197	100	375	338

Total interest income	178,238	223,739	553,815	664,206

Interest Expense
Interest on deposits	69,071	94,497	209,357	275,042
Interest on short-term borrowings	4,036	20,503	24,325	62,932
Interest on long-term debt	9,512	11,965	31,603	38,399

Total interest expense	82,619	126,965	265,285	376,373

Net Interest Income	95,619	96,774	288,530	287,833
Provision for Credit Losses	84,608	10,504	221,663	36,642

Net interest income after provision for credit losses	11,011	86,270	66,867	251,191
Noninterest Income	27,900	29,917	91,006	84,570
Noninterest Expenses	93,392	78,739	449,191	240,367

(Loss) income before income taxes	(54,481)	37,448	(291,318)	95,394
Income tax (benefit) expense	(29,526)	11,609	(54,139)	31,107

Net (Loss) Income	(24,955)	25,839	(237,179)	64,287
Preferred stock dividends	6,250	—	12,083	—

Net (Loss) Income Available to Common Shareholders	$(31,205)	$25,839	$(249,262)	$64,287

Average Common Shares Outstanding, Basic	72,755	73,146	72,606	73,971
Average Common Shares Outstanding, Diluted	72,755	73,606	72,606	74,505
Earnings Per Common Share, Basic	$(0.43)	$0.35	$(3.43)	$0.87
Earnings Per Common Share, Diluted	(0.43)	0.35	(3.43)	0.86
Dividends per common share	0.01	0.18	0.21	0.54

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data) (Unaudited)

	Shares of Common Stock	Common Stock	Preferred Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Loss, Net	Total

Balance, December 31, 2006	75,341,276	$75,341	$—	$1,167,685	$367,110	$(48,104)	$1,562,032
Net income	—	—	—	—	64,287	—	64,287
Other comprehensive income, net of income tax of $9,133	—	—	—	—	—	16,005	16,005

Comprehensive income	—	—	—	—	—	—	80,292

Cash dividends declared ($0.54 per common share)	—	—	—	—	(39,895)	—	(39,895)
Common stock activity:
Repurchase of stock	(3,000,000)	(3,000)	—	(68,315)	—	—	(71,315)
Exercise of stock options, including income tax benefit of $1,038	461,057	461	—	8,481	—	—	8,942
Dividend reinvestment plan	108,030	108	—	2,309	—	—	2,417
Restricted stock plan	24,450	24	—	2,486	(146)	—	2,364
Employee stock purchase plan	14,902	15	—	320	—	—	335
Director compensation	16,143	16	—	379	—	—	395
Acquisitions	6,025	6	—	140	—	—	146
Common stock released by trust for deferred compensation	—	—	—	—	88	—	88
Deferred compensation payable in common stock	—	—	—	—	(88)	—	(88)
Cumulative effect of initial application of FIN 48	—	—	—	—	(488)	—	(488)
Stock option expense	—	—	—	2,821	—	—	2,821
Other, net	(489)	—	—	55	151	—	206

Balance, September 30, 2007	72,971,394	$72,971	$—	$1,116,361	$391,019	$(32,099)	$1,548,252

Balance, December 31, 2007	72,455,205	$72,455	$—	$1,107,601	$386,061	$(15,809)	$1,550,308
Net loss	—	—	—	—	(237,179)	—	(237,179)
Other comprehensive income, net of income tax of $1,185	—	—	—	—	—	2,142	2,142

Comprehensive loss	—	—	—	—	—	—	(235,037)

Cash dividends declared:
Common ($0.21 per common share)	—	—	—	—	(15,331)	—	(15,331)
Preferred	—	—	—	—	(12,083)	—	(12,083)
Issuance of preferred stock	—	—	250,000	(11,028)	—	—	238,972
Common stock activity:
Dividend reinvestment plan	206,206	206	—	1,626	—	—	1,832
Conversion of preferred stock	153,844	154	(1,000)	846	(50)	—	(50)
Restricted stock plan	101,378	101	—	2,794	(163)	—	2,732
Director compensation	49,571	50	—	358	—	—	408
Employee stock purchase plan	31,557	32	—	215	—	—	247
Acquisitions	4,403	4	—	20	—	—	24
Exercise of stock options, including income tax benefit of $6	3,602	4	—	37	—	—	41
Common and preferred stock purchased by trust for deferred compensation	—	—	—	—	(441)	—	(441)
Deferred compensation payable in common and preferred stock	—	—	—	—	441	—	441
Cumulative effect of initial application of:
SFAS 159, net of tax	—	—	—	—	60	—	60
EITF 06-4	—	—	—	—	(737)	—	(737)
Stock option expense	—	—	—	2,287	—	—	2,287
Other, net	—	—	—	(59)	—	—	(59)

Balance, September 30, 2008	73,005,766	$73,006	$249,000	$1,104,697	$120,578	$(13,667)	$1,533,614

*	Other includes guarantee of employee stock ownership plan debt and deferred compensation.

See notes to consolidated financial statements (unaudited), which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,

	2008	2007

Cash Flows from Operating Activities
Net (loss) income	$(237,179)	$64,287
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	28,233	25,305
Provision for credit losses	221,663	36,642
Share-based compensation expense	6,061	6,110
Goodwill impairment	188,431	—
(Gain) loss on securities	(1,547)	3,335
Gain on Visa IPO share redemption	(1,904)	—
(Gain) loss on certain derivative activities	(49)	1,202
Gain on sale of mortgage loans	(2,634)	(4,018)
Loss on early extinguishment of debt	339	1,530
Loss on disposition of premises and equipment	333	81
Loss on disposition of other real estate owned	949	151
Excess tax benefits from share-based compensation	(6)	(1,038)
Origination of loans held for sale	(201,350)	(330,144)
Sale of loans held for sale and principal repayments	224,410	364,982
(Increase) decrease in other assets	(38,150)	5,416
(Decrease) increase in other liabilities	(9,503)	17,292

Net cash provided by operating activities	178,097	191,133

Cash Flows from Investing Activities
Sale of securities available for sale	193,029	212,353
Maturity, redemption, call, or principal repayments of securities available for sale	375,013	230,382
Maturity, redemption, call, or principal repayments of securities held to maturity	15,166	11,194
Purchase of securities available for sale	(580,138)	(12,440)
Purchase of securities held to maturity	—	(140)
Origination of loans held for investment, net of principal repayments	(331,593)	(529,181)
Sale of loans held for investment	38,663	—
Sale of other real estate owned	3,230	4,225
Sale of premises and equipment	7	432
Purchase of premises and equipment	(43,358)	(23,475)
Cash equivalents acquired, net of payment for acquisitions	3,817	—

Net cash used for investing activities	(326,164)	(106,650)

Cash Flows from Financing Activities
Increase (decrease) in deposits	200,094	(22,749)
(Decrease) increase in short-term borrowings	(449,487)	300,524
Issuance of long-term debt	203,320	126,290
Payment of long-term debt	(132,235)	(523,934)
Issuance of preferred stock, net	238,972	—
Cash dividends paid on common stock	(28,367)	(40,328)
Cash dividends paid on preferred stock	(5,833)	—
Repurchase of common stock	—	(71,315)
Excess tax benefits from share-based compensation	6	1,038
Other common stock activity	1,400	10,209

Net cash provided by (used for) financing activities	27,870	(220,265)

Net decrease in cash and cash equivalents	(120,197)	(135,782)
Cash and cash equivalents at beginning of year	296,525	357,831

Cash and cash equivalents at end of period	$176,328	$222,049

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$269,204	$370,841
Income tax payments, net	3,599	25,653
Significant non-cash investing and financing transactions:
Decrease in unrealized loss on available for sale securities	431	13,840
Loans transferred from held for investment to held for sale	61,904	—
Loans transferred to other real estate owned	23,882	6,000

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

Nature of Operations

          TSFG is a bank holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, merchant processing, mortgage, treasury services, and wealth management (which consists of benefits administration, insurance, retail investment, and trust and investment management). TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First Bank), in Florida (as Mercantile Bank), and on the Internet (as Bank Caroline). TSFG also owns several non-bank subsidiaries. At September 30, 2008, TSFG operated through 82 branch offices in South Carolina, 71 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

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

Preferred Stock

          Preferred stock ranks senior to common shares with respect to dividends and has preference in the event of liquidation. Preferred stock is reported in shareholders’ equity unless it is mandatorily redeemable or it embodies an unconditional obligation that the Company must or may settle in shares whose monetary value at inception is based solely or predominantly on any of the following: (1) a fixed amount known at inception, (2) variations in something other than the fair value of the Company’s equity shares, or (3) variations inversely related to changes in the fair value of the Company’s equity shares as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Dividends declared on preferred stock are accounted for as a reduction in retained earnings. Issuance costs are charged against surplus.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Recently Adopted Accounting Pronouncements

     Fair Value Measurements

          SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. TSFG adopted SFAS 157 for its financial assets and liabilities on January 1, 2008 with no significant impact on its Consolidated Financial Statements. See Note 14 for fair value disclosures. Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2 (“FSP 157-2”) delays the effective date of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until fiscal years beginning after November 15, 2008. As a result, TSFG will adopt this standard for nonfinancial assets and liabilities effective January 1, 2009.

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

     Fair Value Option for Financial Assets and Financial Liabilities

          SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. TSFG adopted this standard effective January 1, 2008 and elected to account for its portfolio of mortgage loans held for sale at fair value. The impact of adoption was an increase to retained earnings of $60,000, net of income tax of $32,000. For additional information on the fair value option, see Note 14.

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

     Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

          FASB Staff Position FAS 157-3 (“FSP FAS 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” clarifies the application of SFAS 157 in a market that is not active and expands the guidance for estimating the present value of future cash flows for some hard-to-value financial instruments, such as collateralized debt obligations. TSFG adopted FSP FAS 157-3 effective September 30, 2008 with no significant impact on its Consolidated Financial Statements.

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

     Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and TSFG does not expect adoption of this standard to have a significant impact on its Consolidated Financial Statements, although the Company continues to evaluate the effects of adoption.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 2 – Noninterest Income and Noninterest Expense

          The following presents the details for noninterest income and noninterest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Noninterest Income
Service charges on deposit accounts	$11,376	$11,213	$32,791	$33,049
Debit card income, net (1)	2,006	1,838	5,938	5,244
Customer service fee income	1,425	1,533	4,114	4,226

Total customer fee income	14,807	14,584	42,843	42,519

Insurance income	2,368	2,839	7,816	9,123
Retail investment services, net (2)	2,294	2,064	5,960	5,799
Trust and investment management income	1,728	1,642	5,251	4,970
Benefits administration fees	813	889	2,303	2,380

Total wealth management income	7,203	7,434	21,330	22,272

Bank-owned life insurance income	2,881	2,974	8,938	10,279
Mortgage banking income	879	834	4,222	4,780
Merchant processing income, net	916	928	2,582	2,434
Gain (loss) on certain derivative activities	(199)	198	49	(1,202)
Gain (loss) on securities	(725)	287	1,547	(3,335)
Gain on Visa IPO share redemption	—	—	1,904	—
Other	2,138	2,678	7,591	6,823

Total noninterest income	$27,900	$29,917	$91,006	$84,570

Noninterest Expenses
Salaries and wages	$42,321	$34,535	$115,609	$106,171
Employee benefits	9,252	8,862	27,663	27,866
Occupancy	9,770	8,723	27,365	25,876
Furniture and equipment	6,991	6,543	20,107	19,491
Professional services	4,573	4,278	11,679	13,295
Regulatory assessments	3,020	300	7,471	1,164
Advertising and business development	2,114	1,443	7,316	5,347
Loan collection and monitoring	4,112	710	7,249	1,889
Amortization of intangibles	1,474	1,907	4,721	6,044
Telecommunications	1,628	1,404	4,527	4,215
(Gain) loss on early extinguishment of debt	(125)	1,299	339	1,530
Branch acquisition and conversion costs	—	—	731	—
Visa-related litigation	—	—	(863)	—
Goodwill impairment	—	—	188,431	—
Other	8,262	8,735	26,846	27,479

Total noninterest expenses	$93,392	$78,739	$449,191	$240,367

(1)

In fourth quarter 2007, TSFG began presenting its debit card income net of related expenses. Debit card expense totaled (in thousands) $740 and $2,083, respectively, for the three and nine months ended September 30, 2008, and $607 and $1,781, respectively, for the three and nine months ended September 30, 2007. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(2)

In fourth quarter 2007, TSFG began presenting its retail investment services income net of certain revenue sharing arrangements with a third party. Such amounts for these arrangements totaled (in thousands) $288 and $749, respectively, for the three and nine months ended September 30, 2008, and $249 and $754, respectively, for the three and nine months ended September 30, 2007. Amounts presented for prior periods have been reclassified to conform to the current presentation.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 3 – Accumulated Other Comprehensive Income (Loss)

          The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net Unrealized Losses on Securities Available for Sale
Balance at beginning of period	$(34,287)	$(59,565)	$(30,765)	$(47,378)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	4,580	33,088	(1,271)	10,509
Income tax benefit (expense)	(1,708)	(12,263)	425	(4,013)
Less: Reclassification adjustment for losses included in net (loss) income	1,664	36	1,965	3,331
Income tax expense (benefit)	(583)	(13)	(688)	(1,166)

	3,953	20,848	431	8,661

Balance at end of period	(30,334)	(38,717)	(30,334)	(38,717)

Net Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of period	16,602	(3,806)	14,956	(726)
Other comprehensive income (loss):
Unrealized gain on change in fair values	101	16,046	2,633	11,848
Income tax expense	(36)	(5,616)	(922)	(4,146)
Less: Amortization of terminated swaps	—	(9)	—	(550)
Income tax expense	—	3	—	192

	65	10,424	1,711	7,344

Balance at end of period	16,667	6,618	16,667	6,618

	$(13,667)	$(32,099)	$(13,667)	$(32,099)

Total other comprehensive income	$4,018	$31,272	$2,142	$16,005
Net (loss) income	(24,955)	25,839	(237,179)	64,287

Comprehensive (loss) income	$(20,937)	$57,111	$(235,037)	$80,292

Note 4 – Branch Acquisition

          In June 2008, Carolina First Bank acquired five branch offices (including related loans and deposits) in Florida from an unrelated financial institution. In connection with this branch acquisition, the Company acquired loans of $6.4 million, premises and equipment of $13.4 million, and deposits totaling $24.5 million, and recorded a core deposit intangible asset of $655,000. The core deposit intangible asset is being amortized over 5 years using an accelerated method.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 5 – Gross Unrealized Losses on Investment Securities

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, were as follows (in thousands):

	September 30, 2008

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Government agencies	$301,557	$4,387	$—	$—	$301,557	$4,387
Agency mortgage-backed securities	611,009	10,447	513,148	34,691	1,124,157	45,138
Private label mortgage-backed securities	15,152	445	—	—	15,152	445
State and municipals	97,781	711	2,966	127	100,747	838
Corporate bonds	9,855	38	—	—	9,855	38
Equity investments	—	—	820	200	820	200

	$1,035,354	$16,028	$516,934	$35,018	$1,552,288	$51,046

Securities Held to Maturity
State and municipals	$5,604	$57	$1,287	$26	$6,891	$83

	December 31, 2007

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Government agencies	$—	$—	$51,775	$230	$51,775	$230
Agency mortgage-backed securities	67,150	512	1,003,886	49,702	1,071,036	50,214
State and municipals	4,641	3	157,857	1,105	162,498	1,108
Corporate bonds	4,792	617	—	—	4,792	617
Equity investments	3,044	935	—	—	3,044	935

	$79,627	$2,067	$1,213,518	$51,037	$1,293,145	$53,104

Securities Held to Maturity
State and municipals	$813	$1	$15,136	$117	$15,949	$118

          At September 30, 2008, TSFG had 467 individual investments that were in an unrealized loss position. The unrealized losses summarized above, except for equity investments, were primarily attributable to increases in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold these debt securities until a market price recovery or maturity. Therefore, at September 30, 2008, these investments are not considered impaired on an other-than-temporary basis.

          In second quarter 2008, TSFG recorded $927,000 in other-than-temporary impairment on its corporate bond portfolio due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy. In third quarter 2008, TSFG sold approximately $8.4 million of corporate bonds and recognized a gain on sale of approximately $129,000. In addition, in third quarter 2008, TSFG recorded $1.8 million in other-than-temporary impairment on certain community bank-related investments included in the equity investment portfolio. In the nine months ended September 30, 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its corporate bond portfolio.

          TSFG also invests in limited partnerships, limited liability companies (“LLCs”) and other privately held companies. At September 30, 2008, TSFG’s investment in these entities, included in other assets, totaled $16.9 million, of which $4.5 million were accounted for under the cost method and $12.4 million were accounted for under the equity method. In the nine months ended September 30, 2008, TSFG recorded $589,000 in other-than-temporary impairment

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

on these investments, although none was recorded in third quarter 2008. In the three and nine months ended September 30, 2007, TSFG recorded $363,000 and $705,000 in other-than-temporary impairment on these investments.

Note 6 – Loans

          The following is a summary of loans held for investment by category (in thousands):

	September 30, 2008	December 31, 2007

Commercial, financial and agricultural	$2,333,390	$2,309,294
Real estate - construction	1,710,837	1,763,365
Real estate - residential mortgages (1-4 family)	1,538,160	1,390,729
Commercial secured by real estate	3,941,121	3,946,440
Consumer	776,132	803,592

Loans held for investment	$10,299,640	$10,213,420

Included in the above:
Nonaccrual loans	$237,812	$80,191

Loans past due 90 days and still accruing interest	$12,899	$5,349

          During the three and nine months ended September 30, 2008, TSFG transferred loans with an unpaid principal balance totaling $71.7 million and $111.7 million, respectively, from the held for investment portfolio to the held for sale portfolio, and charged-off $28.1 million and $49.8 million, respectively, of these loans against the allowance for loan losses. Of these loans, $38.7 million (net of charge-offs) were sold, leaving $23.2 million (net of charge-offs) on the balance sheet in loans held for sale at September 30, 2008, of which $22.6 million are considered nonperforming loans.

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

	At and For the Nine Months Ended September 30, 2008	At and For the Year Ended December 31, 2007

Impaired loans	$198,018	$68,102
Related allowance	29,911	11,340
Interest income recognized	44	59
Foregone interest	11,416	3,437

          At September 30, 2008 and December 31, 2007, impaired loans totaling $42.9 million and $32.2 million, respectively, had a specific allowance of zero.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 7 – Allowance for Credit Losses

          The allowance for loan losses, reserve for unfunded lending commitments, and allowance for credit losses are presented below (in thousands):

	At and For the Nine Months Ended September 30,		At and For the Year Ended December 31,

	2008	2007	2007

Allowance for loan losses
Balance at beginning of period	$126,427	$111,663	$111,663
Provision for loan losses	221,679	36,104	67,325
Loans charged-off	(152,664)	(34,159)	(59,408)
Recoveries of loans previously charged-off	5,306	5,253	6,847

Balance at end of period	$200,748	$118,861	$126,427

Reserve for unfunded lending commitments
Balance at beginning of year	$2,268	$1,025	$1,025
Provision for unfunded lending commitments	(16)	538	1,243

Balance at end of period	$2,252	$1,563	$2,268

Allowance for credit losses
Balance at beginning of year	$128,695	$112,688	$112,688
Provision for credit losses	221,663	36,642	68,568
Loans charged-off	(152,664)	(34,159)	(59,408)
Recoveries of loans previously charged-off	5,306	5,253	6,847

Balance at end of period	$203,000	$120,424	$128,695

Note 8 – Goodwill

          The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the period ended September 30, 2008:

	South Carolina Bank	North Carolina Bank	Florida Bank	Other	Total

Balance, December 31, 2007	$119,267	$87,961	$440,538	$3,237	$651,003
Reclassification for change in operating segments	(3,085)	(343)	(12,651)	16,079	—

Revised balance, December 31, 2007	116,182	87,618	427,887	19,316	651,003
Goodwill impairment charge	—	—	(188,431)	—	(188,431)
Purchase accounting adjustments	—	—	(1,838)	724	(1,114)

Balance, September 30, 2008	$116,182	$87,618	$237,618	$20,040	$461,458

          Effective January 1, 2008, TSFG changed its operating segments to exclude insurance agencies from the geographic banking segments. The insurance line of business is now included in “Other” (see Note 16). As a result, the goodwill balance as of December 31, 2007 has been reclassified for comparability.

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), TSFG evaluates its goodwill annually for each reporting unit as of June 30th. However, the acceleration of credit deterioration in Florida prompted TSFG to perform an interim impairment evaluation of a significant portion of the recorded goodwill as of March 31, 2008. As a result of this evaluation, during first quarter 2008, TSFG recognized goodwill impairment in the Florida banking segment primarily due to increased projected credit costs and a related decrease in projected loan

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

growth, as well as changes in the measurement of segment profitability. The goodwill impairment charge of $188.4 million was recorded in noninterest expense in the consolidated statements of income in first quarter 2008. The fair value of the Florida reporting unit evaluated for impairment was determined primarily using discounted cash flow models based on internal forecasts and, to a lesser extent, market-based trading and transaction multiples.

          The annual impairment evaluation as of June 30, 2008 and a subsequent interim impairment evaluation as of September 30, 2008 indicated that no additional impairment charge was required, and there have been no events or circumstances since quarter-end indicating additional impairment.

Note 9 – Derivative Financial Instruments and Hedging Activities

          The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) are presented below.

	September 30, 2008			December 31, 2007

	Fair Value		Notional Amount	Fair Value		Notional Amount

	Asset	Liability		Asset	Liability

Cash Flow Hedges
Interest rate swaps associated with lending activities	$22,069	$976	$1,085,000	$20,114	$—	$830,000
Interest rate floor associated with lending activities	5,531	—	200,000	4,531	—	200,000

Fair Value Hedges
Interest rate swaps associated with brokered CDs	461	4,730	285,352	672	8,235	988,477

Other Derivatives
Forward foreign currency contracts	447	447	12,591	5	5	653
Customer swap contracts	8,664	8,769	758,951	5,065	5,065	238,224
Options, interest rate swaps and other	4,046	4,521	154,475	5,807	7,712	161,832

	$41,218	$19,443	$2,496,369	$36,194	$21,017	$2,419,186

          In the three and nine months ended September 30, 2008, noninterest income included a loss of $199,000 and a gain of $49,000, respectively, for certain derivative activities. In the three and nine months ended September 30, 2007, noninterest income included a gain of $198,000 and a loss of $1.2 million, respectively, for certain derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness for fair value hedges, which totaled a loss of $127,000 and a gain of $119,000, respectively, for the three and nine months ended September 30, 2008, and a gain of $47,000 and a loss of $695,000, respectively, for the three and nine months ended September 30, 2007; and other miscellaneous items.

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

Recourse Reserve

          As part of its 2004 acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At September 30, 2008, the estimated recourse reserve liability, included in other liabilities, totaled $6.1 million. TSFG will continue to

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

Expanded Corporate Facilities

          During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations. Through September 30, 2008, TSFG had invested approximately $55 million in the project (which is included in premises and equipment on the consolidated balance sheet as construction in progress) and had entered into additional contractual commitments of approximately $37 million.

CEO Retirement

          On September 2, 2008, the Board of Directors and Mack I. Whittle, the Company’s Chairman, President, and Chief Executive Officer, entered into a severance agreement pursuant to which Whittle would receive certain retirement benefits and retire on or before December 30, 2008 (at the Board’s election). Those benefits include, among others, a lump sum cash payment of $4.1 million, vesting of all equity awards (see Note 13 – Share-Based Compensation), service credit under the Supplemental Executive Retirement Plan through age 65 (incremental expense of $4.1 million, of which approximately $2 million relates to service credit through age 65) which provides an annual retirement payment commencing at retirement date, vested benefits under other Company plans, continued welfare and fringe benefits for three years, and three years of continued life insurance coverage. The incremental expense related to these benefits is approximately $12 million, of which $4.6 million was recognized in third quarter 2008, with the remaining expense to be recognized in fourth quarter 2008. Subsequent to quarter-end, the Executive Committee, on behalf of the Board, specified that Whittle’s retirement would be effective October 27, 2008, which did not materially impact the amount or timing of such benefits described above.

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

	Outstanding Commitments

	September 30, 2008	December 31, 2007

Loan commitments:
Commercial, financial, agricultural, and other	$926,080	$988,962
Commercial secured by real estate	467,508	698,179
Home equity loans	496,726	530,626
Standby letters of credit	147,766	184,529
Documentary letters of credit	583	153
Unused business credit card lines	34,064	32,948

Total	$2,072,727	$2,435,397

Note 11 – Preferred Stock

          On May 8, 2008, TSFG issued, in the aggregate, 250,000 shares of no par value, mandatory convertible non-cumulative preferred stock (“Preferred Stock”), at a purchase price and liquidation preference of $1,000 per share. Dividends are payable quarterly, if declared by the Board of Directors, at an annual rate of 10%. Each share of Preferred Stock is mandatorily convertible into 153.846 shares of TSFG’s common stock, based on a conversion price of $6.50 per share of common stock, on May 1, 2011. On or after July 18, 2010, the Preferred Stock is also automatically convertible if, for a period of 20 consecutive trading days, the closing price of TSFG’s common stock has been at least $21.00 per share. In addition, the Preferred Stock is convertible at the option of the holder before the mandatory conversion events described above.

          During third quarter 2008, 1,000 shares of Preferred Stock were converted into approximately 154,000 common shares. The following is a summary of TSFG’s Preferred Stock outstanding as of September 30, 2008:

	Number of shares	Carrying value (in thousands)

Series 2008ND-V	55,331	$55,331
Series 2008ND-NV	183,949	183,949
Series 2008D-V	2,248	2,248
Series 2008D-NV	7,472	7,472

Total	249,000	$249,000

          The voting and conversion rights of the Preferred Stock were voted upon and approved at a special shareholders’ meeting on July 18, 2008. As a result, all four Preferred Stock series were considered common stock equivalents at September 30, 2008 and would have added approximately 38.3 million shares to the computation of diluted earnings per share, had the effect not been antidilutive.

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

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

          Subsequent to quarter-end, 5,750 shares of Preferred Stock were converted into approximately 885,000 common shares.

Note 12 – Share Information

          The following is a summary of the basic and diluted average common shares outstanding and (loss) earnings per share calculations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net (loss) income	$(24,955)	$25,839	$(237,179)	$64,287
Preferred stock dividends	(6,250)	—	(12,083)	—

Net (loss) income available to common shareholders (numerator)	$(31,205)	$25,839	$(249,262)	$64,287

Basic
Average common shares outstanding (denominator)	72,755,480	73,146,211	72,605,990	73,970,963
(Loss) earnings per share	$(0.43)	$0.35	$(3.43)	$0.87
Diluted
Average common shares outstanding	72,755,480	73,146,211	72,605,990	73,970,963
Average dilutive potential common shares	—	459,541	—	533,977

Average diluted shares outstanding (denominator)	72,755,480	73,605,752	72,605,990	74,504,940

(Loss) earnings per share	$(0.43)	$0.35	$(3.43)	$0.86

          For the three and nine months ended September 30, 2008, options to purchase an additional 4.8 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Likewise, for the three and nine months ended September 30, 2007, options to purchase an additional 2.1 million and 2.0 million shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

          Also excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008 because of their antidilutive effect were 38.3 million shares of common stock related to Preferred Stock and 873,000 shares of common stock related to restricted stock and restricted stock units granted under equity incentive programs.

Note 13 – Share-Based Compensation

          In the third quarter 2008, TSFG’s Board of Directors approved long-term incentive awards for the period 2008-2010. A total of 216,550 restricted stock units (“RSUs”) and 1.1 million stock options with a total grant-date fair value of $5.0 million were issued. The stock options granted to the 18 most senior officers are market-based stock options and will not vest unless the executive remains employed by the Company at June 30, 2011 and the Company’s closing stock price for 20 consecutive trading days during the first six months of 2011 equals or exceeds $12 per share. The compensation expense for the market-based options will be recognized on a straight-line basis over the period from the date of grant through June 30, 2011. The remaining stock options and all restricted stock units will vest 50% on each of January 31, 2010 and January 31, 2011, based on continued service to those respective dates, and will be expensed ratably over the vesting period.

          Additionally, in third quarter 2008, TSFG’s Board of Directors modified and accelerated the vesting of several previous share-based awards to CEO/Chairman Mack Whittle in connection with his retirement on or before December 30, 2008. As a result, expense related to unvested tranches of the original awards was reversed, and the incremental expense related to the modified awards ($2.0 million) will be recognized during the third and fourth quarters of 2008.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Subsequent to quarter-end, the Executive Committee, on behalf of the Board, specified that Whittle’s retirement would be effective October 27, 2008.

Note 14 – Fair Value Disclosures

          Effective January 1, 2008, TSFG adopted SFAS 157 (for its financial assets and liabilities) and SFAS 159. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 requires, among other things, the Company to maximize the use of observable inputs and minimize the use of unobservable inputs in its fair value measurement techniques. The adoption of SFAS 157 resulted in no change to January 1, 2008 retained earnings. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP FAS 157-3 in October 2008. FSP FAS 157-3 became effective for TSFG’s interim financial statements as of September 30, 2008 and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

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

	Opening Balance Sheet January 1, 2008	Adoption Net Gain (Loss)	Adjusted Balance Sheet January 1, 2008

Mortgage loans held for sale	$ 17,867	$92	$ 17,959

Pretax cumulative effect of adoption of the fair value option		92
Tax impact		(32)

Cumulative effect of adoption of the fair value option (increase to retained earnings)		$60

          Adoption of these standards did not have a significant impact on earnings for the three and nine months ended September 30, 2008.

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

          The table below presents the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2008

	Total	Level 1	Level 2	Level 3

Securities available for sale	$1,995,681	$173,265	$1,782,862	$39,554
Mortgage loans held for sale	14,334	—	14,334	—
Derivative assets	41,218	—	34,489	6,729

Total	$2,051,233	$173,265	$1,831,685	$46,283

Derivative liabilities	$19,443	$—	$14,336	$5,107

 The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008

	Securities Available For Sale	Net Derivative Asset (Liability)	Securities Available For Sale	Net Derivative Asset (Liability)

Balance at beginning of period	$40,191	$2,028	$37,735	$370
Total net (losses) gains included in net income	—	(1,371)	—	855
Purchases, sales, issuances and settlements, net	(637)	(593)	1,819	(1,161)
Transfers into Level 3	—	1,558	—	1,558

Balance at end of period	$39,554	$1,622	$39,554	$1,622

Net (losses) gains included in net income relating to assets held at September 30, 2008	$—	$(1,371)	$—	$855

          The majority of the net gains and losses in the table above were included in gain/loss on certain derivative activities in noninterest income.

          Also, we may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from write-downs of individual assets. For financial assets measured at fair value on a nonrecurring basis in the three and nine months ended September 30, 2008 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end (in thousands).

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

					Total gains (losses)

					September 30, 2008
	Carrying value at September 30, 2008
					Three Months Ended	Nine Months Ended
	Total	Level 1	Level 2	Level 3

Loans held for investment (1)	$168,107	$—	$—	$168,107	$(30,599)	$(65,125)
Loans held for sale (2)	23,241	—	—	23,241	(20,617)	(22,520)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.

(2)

Represents carrying value and related write-downs of loans carried at lower of cost or fair value. The write-downs were recorded as charge-offs against the allowance for loan losses. These numbers exclude mortgage loans held for sale, which are measured at fair value on a recurring basis pursuant to the fair value option.

          During the nine months ended September 30, 2008, TSFG also measured certain nonfinancial assets using fair value on a nonrecurring basis, including portions of goodwill and certain foreclosed assets. In accordance with FSP 157-2, we have delayed application of the provisions of SFAS 157 to those measurements, and as such they are not included in the table above.

     Fair Value Option

          At September 30, 2008, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $14.3 million. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest income in the income statement. During the three and nine months ended September 30, 2008, net losses resulting from changes in fair value of these loans of $56,000 and $75,000, respectively, were recorded in mortgage banking income. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Note 15 – Income Taxes

          The effective income tax rate as a percentage of pretax income was 54.2% and 18.6%, respectively, for the three and nine months ended September 30, 2008. Income tax expense differed from the amount computed by applying TSFG’s statutory U.S. federal income tax rate of 35% to pretax income for the three and nine months ended September 30, 2008 primarily as a result of the impact of the nondeductible goodwill impairment, other nontaxable and nondeductible items, and management’s projections.

Note 16 – Business Segments

          South Carolina Bank, North Carolina Bank, and Florida Bank are TSFG’s primary reportable segments for management financial reporting. Effective January 1, 2008,TSFG began to exclude its insurance operations from its banking segments due to a change in management responsibility and changed its allocation methodology for provision for credit losses and noninterest expenses. Results for prior periods have been restated for comparability. Each geographic bank segment consists of commercial and consumer lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services, merchant services, wealth management and mortgage banking services. The “Other” column includes the investment securities portfolio, indirect lending, treasury, parent company activities, bank-owned life insurance, net intercompany eliminations, various nonbank subsidiaries (including insurance subsidiaries), equity investments, and certain other activities not currently allocated to the aforementioned segments.

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

	South Carolina Bank	North Carolina Bank	Florida Bank	Other	Total

Three Months Ended September 30, 2008
Net interest income before inter-segment income (expense)	$36,456	$17,112	$30,409	$11,642	$95,619
Inter-segment interest income (expense)	3,216	(3,792)	883	(307)	—

Net interest income	39,672	13,320	31,292	11,335	95,619
Provision for credit losses	11,502	11,641	53,222	8,243	84,608
Noninterest income	12,624	2,586	7,240	5,450	27,900
Other noninterest expenses - direct (1)	16,984	5,689	17,982	52,737	93,392

Contribution before allocation	23,810	(1,424)	(32,672)	(44,195)	(54,481)
Noninterest expenses - allocated (2)	18,711	5,220	15,681	(39,612)	—

Contribution before income taxes	$5,099	$(6,644)	$(48,353)	$(4,583)	(54,481)

Income tax expense					(29,526)

Net income					$(24,955)

Nine Months Ended September 30, 2008
Net interest income before inter-segment income (expense)	$109,611	$52,204	$98,785	$27,930	$288,530
Inter-segment interest income (expense)	13,639	(10,563)	1,963	(5,039)	—

Net interest income	123,250	41,641	100,748	22,891	288,530
Provision for credit losses	25,720	27,689	150,846	17,408	221,663
Noninterest income	36,380	7,544	22,085	24,997	91,006
Goodwill impairment	—	—	188,431	—	188,431
Other noninterest expenses - direct (1)	49,670	16,702	48,995	145,393	260,760

Contribution before allocation	84,240	4,794	(265,439)	(114,913)	(291,318)
Noninterest expenses - allocated (2)	56,160	15,917	47,565	(119,642)	—

Contribution before income taxes	$28,080	$(11,123)	$(313,004)	$4,729	(291,318)

Income tax expense					(54,139)

Net income					$(237,179)

September 30, 2008
Total assets	$4,138,157	$1,860,753	$3,821,693	$3,874,575	$13,695,178
Total loans held for investment	3,954,694	1,778,073	3,541,870	1,025,003	10,299,640
Total deposits	3,254,831	1,063,637	3,052,739	2,637,601	10,008,808

(1)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(2)

Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

	South Carolina Bank	North Carolina Bank	Florida Bank	Other	Total

Three Months Ended September 30, 2007
Net interest income before inter-segment income (expense)	$43,046	$21,490	$43,464	$(11,226)	$96,774
Inter-segment interest income (expense)	826	(6,961)	(4,040)	10,175	—

Net interest income	43,872	14,529	39,424	(1,051)	96,774
Provision for credit losses	5,119	2,281	1,407	1,697	10,504
Noninterest income	12,041	2,424	6,955	8,497	29,917
Noninterest expenses - direct (1)	15,394	5,168	13,842	44,335	78,739

Contribution before allocation	35,400	9,504	31,130	(38,586)	37,448
Noninterest expenses - allocated (2)	17,671	5,905	13,824	(37,400)	—

Contribution before income taxes	$17,729	$3,599	$17,306	$(1,186)	37,448

Income tax expense					11,609

Net income					25,839

Nine Months Ended September 30, 2007
Net interest income before inter-segment income (expense)	$127,925	$62,887	$124,980	$(27,959)	$287,833
Inter-segment interest income (expense)	1,835	(20,369)	(8,636)	27,170	—

Net interest income	129,760	42,518	116,344	(789)	287,833
Provision for credit losses	9,286	14,752	7,749	4,855	36,642
Noninterest income	35,365	6,834	21,032	21,339	84,570
Noninterest expenses - direct (1)	46,094	15,068	42,792	136,413	240,367

Contribution before allocation	109,745	19,532	86,835	(120,718)	95,394
Noninterest expenses - allocated (2)	53,411	18,152	43,324	(114,887)	—

Contribution before income taxes	$56,334	$1,380	$43,511	$(5,831)	95,394

Income tax expense					31,107

Net income					64,287

September 30, 2007
Total assets	$4,081,151	$1,861,119	$4,126,815	$4,031,136	$14,100,221
Total loans held for investment	3,846,863	1,740,461	3,587,056	998,857	10,173,237
Total deposits	3,473,451	1,120,939	2,890,552	2,016,727	9,501,669

(1)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(2)

Noninterest expenses – allocated includes expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis are presented to assist in understanding the financial condition, changes in financial condition, results of operations, and cash flows of The South Financial Group, Inc. and its subsidiaries (collectively, “TSFG”), except where the context requires otherwise. TSFG may also be referred to herein as “we”, “us”, or “our.” This discussion should be read in conjunction with the consolidated financial statements appearing in this report as well as the Annual Report of TSFG on Form 10-K for the year ended December 31, 2007. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be attained for any other period.

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

Forward-Looking Statements

          This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:

•	risks from changes in economic, monetary policy, and industry conditions;

•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;

•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;

•	risks inherent in making loans including repayment risks and changes in the value of collateral;

•	loan growth, loan sales, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);

•	the receipt of Troubled Asset Relief Program Capital Purchase proceeds;

•	the selection of an interim and/or permanent Chief Executive Officer;

•	continued deterioration in the overall credit environment;

•	level, composition, and repricing characteristics of the securities portfolio;

•	deposit growth, change in the mix or type of deposit products, and cost of deposits;

•	loss of deposits due to perceived capital weakness or otherwise;

•	availability of wholesale funding;

•	adequacy of capital and future capital needs;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	continued availability of senior management;

•	technological changes;

•	ability to increase market share;

•	income and expense projections, ability to control expenses, and expense reduction initiatives;

•	changes in the compensation, benefit, and incentive plans, including compensation accruals;

•	risks associated with income taxes, including the potential for adverse adjustments;

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

Non-GAAP Financial Information

          This report also contains financial information determined by methods other than in accordance with Generally Accepted Accounting Principles (“GAAP”). TSFG’s management uses these non-GAAP measures to analyze TSFG’s performance. In particular, TSFG presents certain designated net interest income amounts on a tax-equivalent basis (in accordance with common industry practice). Management believes that these presentations of tax-equivalent net interest income aid in the comparability of net interest income arising from both taxable and tax-exempt sources over the periods presented. In discussing its deposits, TSFG presents information summarizing its funding generated by customers using the following definitions: “customer deposits,” which are defined by TSFG as total deposits less brokered deposits, and “customer funding,” which is defined by TSFG as total deposits less brokered deposits plus customer sweep accounts. TSFG also discusses its funding generated from non-customer sources using the following definition: “wholesale borrowings,” which are defined by TSFG as short-term and long-term borrowings less customer sweep accounts plus brokered deposits. Management believes that these presentations of “customer deposits,” “customer funding,” and “wholesale borrowings” aid in the identification of funding generated by its lines of business versus its treasury department. In addition, TSFG provides data eliminating intangibles in order to present data on a “tangible” basis. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. Management compensates for these limitations by providing detailed reconciliations between GAAP and operating measures. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, TSFG’s non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

Overview

          The South Financial Group is a bank holding company, headquartered in Greenville, South Carolina, with $13.7 billion in total assets and 180 branch offices in South Carolina, Florida, and North Carolina at September 30, 2008.

Founded in 1986, TSFG focuses on attractive Southeastern banking markets with long-term growth potential. TSFG operates Carolina First Bank, which conducts banking operations in North Carolina and South Carolina (as Carolina First Bank), in Florida (as Mercantile Bank), and on the Internet (as Bank Caroline). At September 30, 2008, approximately 45% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 41% were in Florida, and 14% were in North Carolina.

          TSFG uses a super-community bank strategy and targets small business, middle market companies and retail consumers. As a super-community bank, TSFG strives to combine personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

          TSFG reported a net loss of $237.2 million, or $3.43 per diluted share, for the first nine months of 2008, compared with net income of $64.3 million, or $0.86 per diluted share, for the first nine months of 2007. The net loss was primarily due to a $221.7 million provision for credit losses resulting from continued credit deterioration, particularly in the Florida market, and a $188.4 million goodwill impairment charge resulting from a decrease in value of the Florida banking segment.

          At September 30, 2008, nonperforming assets as a percentage of loans and foreclosed property increased to 2.83% from 0.88% at December 31, 2007 and 0.58% at September 30, 2007. The increase in nonperforming assets was primarily attributable to accelerating deterioration in residential construction and development-related loans, principally in Florida markets. For the nine months ended September 30, 2008, annualized net loan charge-offs totaled 1.90% of average loans held for investment, compared to 0.53% for the year ended December 31, 2007, and 0.39% for the nine months ended September 30, 2007. TSFG’s provision for credit losses increased to $221.7 million for the first nine months of 2008 compared to $36.6 million for the first nine months of 2007.

          In order to strengthen its capital and liquidity position, TSFG issued $250.0 million of mandatory convertible non-cumulative preferred stock (“Preferred Stock”) on May 8, 2008, with net proceeds of $239.0 million. The preferred securities pay dividends at an annual rate of 10%, have a conversion price of $6.50 per common share, and the remaining outstanding shares (249,000 at September 30, 2008) will convert into approximately 38.3 million common shares on or before May 1, 2011. (See Note 11 to the Consolidated Financial Statements for additional details regarding the Preferred Stock.)

          TSFG’s tangible equity to tangible asset ratio increased to 7.94% at September 30, 2008, from 6.61% at December 31, 2007, due primarily to the issuance of Preferred Stock. In addition, all regulatory capital ratios exceeded well-capitalized minimums.

          Tax-equivalent net interest income was $292.6 million for both the first nine months of 2008 and 2007. The net interest margin for the first nine months of 2008 was 3.13%, compared with 3.11% for the first nine months of 2007. This margin improvement is partly due to the decline in funding costs outpacing the decline in earning asset yields, and the issuance of preferred stock. Federal Reserve actions to reduce the targeted fed funds rate by 225 basis points during the first nine months of 2008 led to decreased earning asset yields and a decline in average funding costs. Noninterest income totaled $91.0 million for the first nine months of 2008, compared to $84.6 million for the first nine months of 2007. The increase in noninterest income was largely attributable to a gain on mandatory partial redemption of shares received in the Visa IPO of $1.9 million and a net gain on securities of $1.6 million in the first nine months of 2008 versus a $3.3 million net loss during the first nine months of 2007. In addition, for the first nine months of 2008, gain on certain derivative activities totaled $49,000 versus a loss of $1.2 million for the first nine months of 2007. TSFG’s debit card income (net) and merchant processing income (net) for the first nine months of 2008 increased over the prior year amounts, but were offset by decreases in most other noninterest income categories.

          Noninterest expenses totaled $449.2 million for the first nine months of 2008, compared to $240.4 for the nine months ended September 30, 2007. This increase was primarily due to the $188.4 million goodwill impairment charge in the first quarter of 2008. The increase in noninterest expenses also included higher employment contract and severance expense related to the retirement of TSFG’s CEO, higher advertising and business development expenses, higher regulatory assessments, higher loan collection and monitoring expenses, and branch acquisition and conversion costs related to the acquisition of five branches in Orlando, partially offset by declines in professional fees.

          Using period-end balances, TSFG’s loans held for investment at September 30, 2008 increased 0.84% from December 31, 2007, and total deposit balances increased 2.2%. Customer funding (deposits less brokered deposits plus customer sweep accounts) decreased 2.3% from December 31, 2007 to September 30, 2008.

                     On September 2, 2008, the Board of Directors and Mack I. Whittle, the Company’s Chairman, President, and Chief Executive Officer, entered into a severance agreement pursuant to which Whittle would receive certain retirement benefits and retire on or before December 30, 2008 (at the Board’s election). Those benefits include, among others, a lump sum cash payment of $4.1 million, vesting of all equity awards, service credit under the Supplemental Executive Retirement Plan through age 65 (incremental expense of $4.1 million, of which approximately $2 million relates to service credit through age 65) which provides an annual retirement payment commencing at retirement date, vested benefits under other Company plans, continued welfare and fringe benefits for three years, and three years of continued life insurance coverage. The incremental expense related to these benefits is approximately $12 million, of which $4.6 million was recognized in third quarter 2008, with the remaining expense to be recognized in fourth quarter 2008. Subsequent to quarter-end, the Executive Committee, on behalf of the Board, specified that Whittle’s retirement would be effective October 27, 2008.

          The Board has appointed a Succession Committee to oversee a nationwide search for a replacement for Whittle. In the interim, John C.B. Smith, Jr., the Company’s former Lead Independent Director and now Chairman (see below), will lead the Board of Directors and oversee management until such time as a principal executive officer is named. In addition, TSFG’s three-person operating council, consisting of the Chief Financial Officer, Chief Commercial Banking Officer, and Chief Retail Banking Officer will guide the Company through this transition period, acting as the principal executive officers for purposes of filings. As alluded to above, on November 3, 2008, the Board amended TSFG’s Bylaws to consolidate the roles and responsibilities of the Chairman and Lead Independent Director into a single Chairman position. It named John C. B. Smith, Jr. as Chairman, and William R. Timmons III as Vice Chairman.

Recent Market Developments

          The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of residential-related loans and mortgage-backed securities, but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

          Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

          In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

          On October 3, 2008, the FDIC increased its insurance coverage limits on all deposits from $100,000 to $250,000 per account until December 31, 2009.

          On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in certain banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions agreed to participate in the TARP Capital Purchase Program.

                     Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program through December 31, 2009. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge (subsequently extended to December 5, 2008) and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits.

          TSFG has decided to pursue capital under the TARP Capital Purchase Program, which based on the program guidelines, would range from $115 to $347 million; however, no assurance can be given that TSFG will be approved under those guidelines. Additionally, TSFG has decided to proceed with the Temporary Liquidity Guarantee Program related to noninterest-bearing deposit accounts after the initial period of November 12, 2008; however, TSFG continues to evaluate whether it will participate in the Temporary Liquidity Guarantee Program relative to the guarantee of applicable unsecured obligations.

          It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Company and its business.

Critical Accounting Policies and Estimates

          TSFG’s accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry. TSFG makes a number of judgmental estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during periods presented. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments; the effectiveness of derivatives and other hedging activities; the fair value of certain financial instruments (loans held for sale, securities, derivatives, privately held investments, impaired loans); income tax assets or liabilities; share-based compensation; and accounting for acquisitions, including the fair value determinations, the analysis of goodwill for impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and other employee benefit agreements. Different assumptions in the application of these policies could result in material changes in TSFG’s Consolidated Financial Statements. Accordingly, as this information changes, the Consolidated Financial Statements could reflect the use of different estimates, assumptions, and judgments. Certain determinations inherently have a greater reliance on the use of estimates, assumptions, and judgments, and as such have a greater possibility of producing results that could be materially different than originally reported. TSFG has procedures and processes in place to facilitate making these judgments.

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

          We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from write-downs of individual assets. For example, nonrecurring fair value adjustments to loans held for investment reflect full or partial write-downs that are based on the loan’s observable fair value or the fair value of the underlying collateral in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Nonrecurring fair value adjustments to loans held for sale (other than mortgage loans held for sale) reflect the application of the principle of lower of cost or fair value.

          See Note 14 to the Consolidated Financial Statements for more information on fair value measurements for the three and nine months ended September 30, 2008.

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

          TSFG recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company’s deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of the deferred tax asset in accordance with GAAP ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies.

          Although realization is not assured, management believes the recorded deferred tax assets, beyond the REIT capital loss and the South Carolina non-bank net operating loss (which currently have a valuation allowance recorded as reported in Note 16 to the Consolidated Financial Statements included in TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007), are fully recoverable based on forecasts of future income and current forecasts for the periods through which losses may be carried back and/or forward. Should the assumptions of future profitability change significantly beyond the carryback period, a valuation allowance may be established if management believes any portion of the deferred tax asset will not be realized.

     Share-Based Compensation

          TSFG measures compensation cost for share-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is based on the number of shares granted and the quoted price of our common stock, the fair value of service-based stock options is determined using the Black-Scholes valuation model, and the fair value of market-based stock options is determined using a Monte Carlo simulation. Both the Black-Scholes model and the Monte Carlo simulation require the input of subjective assumptions, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. TSFG considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. For performance-based awards, TSFG estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date.

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

          TSFG evaluates goodwill for impairment by determining the fair value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair value, the potential for impairment exists, and a second step of impairment testing is required. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value.

          During first quarter 2008, the acceleration of credit deterioration in Florida prompted TSFG to perform an updated interim impairment evaluation of a significant portion of the recorded goodwill as of March 31, 2008. As a result of this evaluation, during first quarter 2008, TSFG recognized goodwill impairment in the Florida banking segment primarily due to increased projected credit costs and a related decrease in projected loan growth, as well as changes in the measurement of segment profitability. See “Goodwill” for additional discussion of management’s process and the assumptions and judgments applied. The annual evaluation performed as of June 30, 2008 and a subsequent interim evaluation performed as of September 30, 2008 indicated that no additional impairment charge was required as of those dates.

          For several previous acquisitions, TSFG has agreed to issue contingent earn-out payments based on the achievement of certain performance targets. Upon paying the additional consideration, TSFG would record additional goodwill.

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

Expanded Corporate Facilities

          During 2007, TSFG started construction on its Expanded Corporate Facilities. Through September 30, 2008, TSFG had invested approximately $55 million in the project (which has been capitalized in premises and equipment on the consolidated balance sheet as construction in progress) and had entered into additional contractual commitments of approximately $37 million. The initial phase of the facilities is expected to be placed in service during mid-2009.

Balance Sheet Review

      Loans

          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At September 30, 2008, outstanding loans totaled $10.3 billion, which equaled 103.3% of total deposits (139.0% of customer deposits) and 75.5% of total assets. Loans held for investment increased $86.2 million, or 0.84%, from $10.2 billion at December 31, 2007. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans). Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, Florida, and North Carolina. At September 30, 2008, approximately 6% of the portfolio was unsecured.

          As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

          During the three and nine months ended September 30, 2008, TSFG transferred commercial real estate loans with an unpaid principal balance totaling $71.7 million and $111.7 million, respectively, from the held for investment portfolio to the held for sale portfolio, and charged-off $28.1 million and $49.8 million, respectively, of these loans against the allowance for loan losses. Of these loans, $38.7 million (net of charge-offs) were sold, leaving $23.2 million (net of charge-offs) on the balance sheet in loans held for sale at September 30, 2008, of which $22.6 million are considered nonperforming loans.

          TSFG generally sells a majority of its residential mortgage loans in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. Mortgage loans held for sale decreased $3.5 million to $14.3 million at September 30, 2008, from $17.9 million at December 31, 2007, primarily due to lower mortgage loan volume and timing of mortgage sales. Effective January 1, 2008, TSFG elected to account for its mortgage loans held for sale at fair value pursuant to SFAS 159.

          Table 1 summarizes outstanding loans held for investment by collateral type for real estate secured loans and by borrower type for all other loans. Collateral type represents the underlying assets securing the loan, rather than the purpose of the loan. Table 2 provides a stratification of the loan portfolio held for investment by loan purpose, which is more meaningful in terms of portfolio management. This presentation differs from that in Table 1, which stratifies the portfolio by collateral type and borrower type, consistent with external regulatory reporting.

Table 1

Loan Portfolio Composition Based on Collateral Type or Borrower Type

(dollars in thousands)

	September 30,		December 31, 2007

	2008	2007

Commercial, financial and agricultural	$2,333,390	$2,289,016	$2,309,294
Real estate - construction (1)	1,710,837	2,160,125	1,763,365
Real estate - residential mortgages (1-4 family)	1,538,160	1,376,716	1,390,729
Commercial secured by real estate (1)	3,941,121	3,533,700	3,946,440
Consumer	776,132	813,680	803,592

Loans held for investment	$10,299,640	$10,173,237	$10,213,420

(1)	These categories include loans to businesses other than real estate companies where owner-occupied real estate is pledged on loans to finance operations, equipment, and facilities.

Table 2

Loan Portfolio Composition Based on Loan Purpose

(dollars in thousands)

	September 30,		December 31, 2007

	2008	2007

Commercial Loans
Commercial and industrial (1)	$2,824,117	$2,693,973	$2,742,863
Owner - occupied real estate (2)	1,206,597	1,042,131	1,070,376
Commercial real estate (3)	4,094,164	4,178,653	4,158,384

	8,124,878	7,914,757	7,971,623

Consumer Loans
Indirect - sales finance	680,413	707,819	699,014
Consumer lot loans	249,062	334,971	311,386
Direct retail (1)	100,257	109,883	107,827
Home equity (1)	784,357	746,253	754,158

	1,814,089	1,898,926	1,872,385

Mortgage Loans (1)	360,673	359,554	369,412

Total loans held for investment	$10,299,640	$10,173,237	$10,213,420

Percentage of Loans Held for Investment
Commercial and industrial	27.4%	26.5%	26.9%
Owner - occupied real estate (2)	11.7	10.2	10.5
Commercial real estate	39.8	41.1	40.7
Consumer	17.6	18.7	18.3
Mortgage	3.5	3.5	3.6

Total	100.0%	100.0%	100.0%

(1)	In second quarter 2008, TSFG reclassified certain loan balances. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(2)	In Table 1, these loans are included in the “Real estate – construction” and “Commercial secured by real estate” categories, which also include loans to non-real estate industry borrowers.

(3)	See “Commercial Real Estate Concentration,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for more detail on commercial real estate loans.

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

           Indirect - sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two years to six years. During second quarter 2008, TSFG ceased originating indirect loans in Florida, and plans to allow this portion of the portfolio to run off over its remaining life. At September 30, 2008, this portfolio of Florida indirect loans totaled $428.6 million.

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

          Portfolio risk is partially managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank and by requiring approval by the Risk Committee of the Board of Directors to exceed this house limit. At September 30, 2008, TSFG’s house lending limit was $35 million, and 10 credit relationships totaling $441.2 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships had an aggregate outstanding principal balance of $477.8 million, or 4.6% of total loans held for investment at September 30, 2008, compared to 4.2% of total loans held for investment at December 31, 2007.

          TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At September 30, 2008, the loan portfolio included commitments totaling $1.2 billion in SNCs. Outstanding borrowings under these commitments totaled $701.6 million at September 30, 2008, increasing from $660.7 million at December 31, 2007. The largest commitment was $40.0 million and the largest outstanding balance was $30.6 million at September 30, 2008. In addition to internal limits that control our credit exposure to individual borrowers, we have established limits on the size of the overall SNC portfolio, and have established a sub-limit for total credit exposure to borrowers located outside of our markets. All of our SNC relationships are underwritten and managed in a centralized Corporate Banking Group staffed with experienced bankers. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. Our ongoing strategic plan is to maintain diversity in our portfolio and expand the profitability of our relationships through the sale of non-credit products. Going forward, we expect to reduce the percentage of our portfolio invested in SNCs.

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

Table 3

Selected Characteristics of Commercial Real Estate Loans

(dollars in thousands)

	September 30, 2008

	Policy LTV	Weighted Average Time to Maturity (in months)	Weighted Average Loan Size	Largest Ten Total O/S

Completed income property	85%	44.7	$488	$134,029
Residential A&D	75	10.7	672	109,616
Commercial A&D	75	11.2	1,000	98,939
Commercial construction	80	28.1	2,325	142,340
Residential construction	80	12.5	329	69,544
Residential condo	80	10.1	1,567	138,747
Undeveloped land	65	11.2	709	81,813

Overall		29.7	$597	$775,028

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

           Construction Advances. TSFG monitors construction advances on all new construction projects and existing or renewed construction projects over set thresholds to ensure inspections are properly obtained and advances are consistent with the construction budget. The appropriateness of the construction budget is part of the underwriting package and considered during the approval process. The monitoring is administered by the centralized Construction Loan Administration department on an ongoing basis.

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

          TSFG’s policy is to order new appraisals in the following circumstances:

•	Funds are being advanced to increase the loan above the originally committed loan amount and the appraisal is more than 18 months old;

•	Loan is downgraded to substandard or worse, and the appraisal is more than three years old or significant adverse changes have occurred in the market where the property is located;

•	Loan is downgraded to watch, and the appraisal is more than five years old or significant adverse changes have occurred in the market where the property is located;

•

Loan is restructured to advance additional funds or extend the original amortization term, and the appraisal is over three years old or significant adverse changes have occurred in the market where the property is located;

•

Property is being cross-pledged to another loan (other than an abundance of caution), and the appraisal is over three years old or significant adverse changes have occurred in the market where the property is located.

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

          Late in first quarter 2008, the land portfolio in Florida began to exhibit indicators of distress which prompted additional analysis of the existing portfolio and potential losses based on existing loan to value ratios and anticipated default probabilities. This analysis is further discussed in “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” below. The allowance for loan losses was increased by approximately $26 million during the first nine months of 2008 as a result of this analysis.

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

Table 4

Commercial Real Estate Loans by Geographic Diversification (1)

(dollars in thousands)

	September 30, 2008		December 31, 2007

	Balance	% of Total CRE	Balance	% of Total CRE

South Carolina, exluding Coastal:
Upstate South Carolina (Greenville)	$451,735	11.0%	$400,936	9.6%
Midlands South Carolina (Columbia)	248,121	6.1	300,414	7.2
Greater South Charlotte South Carolina (Rock Hill)	155,565	3.8	134,166	3.2
Coastal South Carolina:
North Coastal South Carolina (Myrtle Beach)	324,300	7.9	297,075	7.2
South Coastal South Carolina (Charleston)	305,943	7.5	231,881	5.6
Western North Carolina (Hendersonville/Asheville)	832,527	20.3	868,226	20.9
Central Florida:
Central Florida (Orlando)	265,675	6.5	278,416	6.7
Marion County, Florida (Ocala)	165,836	4.1	168,054	4.0
North Florida:
Northeast Florida (Jacksonville)	299,139	7.3	327,877	7.9
North Central Florida	318,909	7.8	301,485	7.3
South Florida (Ft. Lauderdale)	249,901	6.1	283,937	6.8
Tampa Bay Florida	476,513	11.6	565,917	13.6

Total commercial real estate loans	$4,094,164	100.0%	$4,158,384	100.0%

(1)

Geography is primarily determined by the originating operating geographic market and not necessarily the ultimate location of the underlying collateral.

Note: At September 30, 2008 and December 31, 2007, average loan size for commercial real estate loans totaled $597,000 and $557,000, respectively.

Table 5

Commercial Real Estate Loans by Geography and Product Type

(dollars in thousands)

	September 30, 2008 Commercial Real Estate Loans by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE	% of LHFI

Commercial Real Estate Loans by Product Type
Completed income property	$427,767	$286,122	$457,476	$194,794	$358,517	$152,861	$206,409	$2,083,946	20.3%
Residential A&D	111,484	76,460	171,628	55,919	81,290	4,048	54,523	555,352	5.4
Commercial A&D	45,634	31,050	42,321	25,380	10,295	12,932	72,455	240,067	2.3
Commercial construction	162,072	47,627	26,659	35,988	47,940	11,005	29,068	360,359	3.5
Residential construction	49,514	32,329	53,988	29,018	34,171	11,265	15,270	225,555	2.2
Residential condo	23,928	109,938	10,295	9,223	17,541	17,484	20,111	208,520	2.0
Undeveloped land	35,022	46,717	70,160	81,189	68,294	40,306	78,677	420,365	4.1

Total CRE Loans	$855,421	$630,243	$832,527	$431,511	$618,048	$249,901	$476,513	$4,094,164	39.8%

CRE Loans as % of Total Loans HFI	8.3%	6.1%	8.1%	4.2%	6.0%	2.4%	4.7%	39.8%

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

Table 6

Credit Quality Indicators

(dollars in thousands)

	September 30,				December 31, 2007

	2008		2007

Loans held for investment	$10,299,640		$10,173,237		$10,213,420
Allowance for loan losses	200,748		118,861		126,427
Allowance for credit losses (1)	203,000		120,424		128,695
Nonaccrual loans - commercial and industrial (2)(3)	28,309		18,056		22,963
Nonaccrual loans - owner - occupied real estate (2)	6,951		3,738		4,085
Nonaccrual loans - commercial real estate (2)	160,479		13,972		36,634
Nonaccrual loans - consumer (3)	21,184		13,397		11,606
Nonaccrual loans - mortgage (3)	20,889		2,646		4,903
Restructured loans accruing interest	2,279		1,448		1,440

Total nonperforming loans held for investment	240,091		53,257		81,631
Nonperforming loans held for sale - commercial real estate	22,576		—		—
Foreclosed property (other real estate owned and personal property repossessions)	30,503		5,658		8,276

Total nonperforming assets	$293,170		$58,915		$89,907

Loans past due 90 days or more (mortgage and consumer with interest accruing)	$12,899		$2,629		$5,349

Total nonperforming assets as a percentage of loans and foreclosed property	2.83%		0.58%		0.88%

Allowance for loan losses to nonperforming loans HFI	0.84	x	2.23	x	1.55	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)	At September 30, 2008, December 31, 2007, and September 30, 2007, commercial nonaccrual loans included $157,000, $218,000, and $403,000, respectively, in restructured loans.

(3)	In second quarter 2008, TSFG reclassified certain loan balances. Amounts presented for prior periods have been reclassified to conform to the current presentation.

          TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans and foreclosed property) increased to 2.83% at September 30, 2008 from 0.88% at December 31, 2007 and 0.58% at September 30, 2007. The

increase in nonperforming assets was primarily attributable to accelerating market deterioration in residential housing and development-related loans, principally in Florida markets.

          During the three and nine months ended September 30, 2008, TSFG transferred loans with an unpaid principal balance totaling $71.7 million and $111.7 million, respectively, from the held for investment portfolio to the held for sale portfolio, and charged-off $28.1 million and $49.8 million, respectively, of these loans against the allowance for loan losses. Of these loans, $38.7 million (net of charge-offs) were sold, leaving $23.2 million (net of charge-offs) on the balance sheet in loans held for sale at September 30, 2008, of which $22.6 million are considered nonperforming loans.

          Table 7 presents CRE nonaccrual loans by geography and product type. At September 30, 2008, there were no CRE loans past due 90 days still accruing interest.

Table 7

Commercial Real Estate Nonaccrual Loans

(dollars in thousands)

	September 30, 2008 CRE Nonaccrual Loans HFI (“NAL”) by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NAL	% of NAL (1)

CRE Nonaccrual Loans by Product Type
Completed income property	$1,830	$1,771	$6,043	$6,775	$1,761	$3,027	$637	$21,844	9.2%
Residential A&D	2,313	2,588	14,695	7,884	3,530	250	26,917	58,177	24.5
Commercial A&D	396	7,050	579	152	—	—	—	8,177	3.4
Commercial construction	—	—	1,424	—	—	1,658	—	3,082	1.3
Residential construction	1,288	1,859	5,608	9,503	1,537	11	—	19,806	8.3
Residential condo	—	2,349	—	1,712	—	8,811	6,934	19,806	8.3
Undeveloped land	147	—	860	440	3,764	15,880	8,496	29,587	12.5

Total CRE Nonaccrual Loans	$5,974	$15,617	$29,209	$26,466	$10,592	$29,637	$42,984	$160,479	67.5%

CRE Nonaccrual Loans as % of Total Nonaccrual Loans (1)	2.5%	6.6%	12.3%	11.1%	4.4%	12.5%	18.1%	67.5%

(1)

Calculated as a percent of nonaccrual loans held for investment, which totaled $237.8 million at September 30, 2008. Excludes nonaccrual loans held for sale, which totaled $22.6 million at September 30, 2008.

               Table 8 provides detail regarding commercial real estate loans past due 30 days or more.

Table 8

Commercial Real Estate Loans Past Due 30 Days or More (excluding nonaccruals)

(dollars in thousands)

	September 30, 2008		December 31, 2007

	Balance	% of CRE	Balance	% of CRE

North Carolina	$14,418	0.35%	$10,029	0.24%
South Carolina	11,720	0.29	1,889	0.05
Florida	24,886	0.61	14,383	0.34

Total CRE loans past due 30 days or more	$51,024	1.25%	$26,301	0.63%

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

Table 9

Impaired Loans

(dollars in thousands)

	At and For the Nine Months Ended September 30,		At and For the Year Ended December 31, 2007

	2008	2007

Impaired loans	$198,018	$38,060	$68,102
Average investment in impaired loans	182,475	35,251	40,360
Related allowance	29,911	11,010	11,340
Foregone interest	11,416	2,142	3,437

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

Table 10

Potential Problem Loans

(dollars in thousands)

	September 30, 2008

		Outstanding Principal Balance

	Number of Loans	Amount	Percentage of Loans Held for Investment

Large potential problem loans ($5 million or more)	17	$169,799	1.65%
Small potential problem loans (less than $5 million)	811	272,087	2.64

Total potential problem loans (1)	828	$441,886	4.29%

(1)	Includes commercial and industrial, commercial real estate, and owner-occupied real estate.

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

          The adjusted loss ratio for each pool is multiplied by the dollar amount of loans in the pool in order to create a range. We then add and subtract five percent (5.0%) to and from this amount to create the upper and lower boundaries of the range. The upper and lower boundary amounts for each pool are summed to establish the total range. Although TSFG generally uses the actual historical loss rate, on occasion management may decide to select a higher or lower boundary based on known market trends or internal behaviors that would impact the performance of a specific portfolio grouping. The Level I reserves totaled $64.7 million at September 30, 2008, based on the portfolio historical loss rates, compared to $48.7 million at December 31, 2007.

          Level II Reserves. The second component of the Allowance involves the calculation of specific allowances for each individually impaired loan in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” In situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest amounts due according to the terms of the note will not be collected as scheduled), a specific reserve may or may not be warranted. Upon examination of the collateral and other factors, it may be determined that TSFG reasonably expects to collect all amounts due; therefore, no specific reserve is warranted. Any loan determined to be impaired (whether a specific reserve is assigned or not) is excluded from the Level I calculations described above.

          TSFG tests a broad group of loans for impairment each quarter (this includes all loans over $500,000 that have been placed in nonaccrual status). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, management uses the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other observable market data) to estimate the current fair value (less cost to sell) of the subject property. TSFG had Level II reserves of $29.9 million at September 30, 2008, compared to $11.3 million at December 31, 2007.

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

          During first quarter 2008, undeveloped land loans were experiencing distressed default rates, and higher loss severities were expected. TSFG performed two separate analyses to determine an accurate adjustment to this category. Both analyses concluded that an adjustment to the allowance of $23.8 million was appropriate. This adjustment was added to the Allowance in the Florida Bank segment for the first time during first quarter 2008. This analysis was updated during third quarter 2008 with updated loan balances on this subportfolio using an adjusted appraisal discount, which resulted in the new Level III allowance component increasing to $25.9 million.

          TSFG also experienced an increase in losses in the indirect portfolio, as $9.1 million was charged-off during the first nine months of 2008, compared to $3.8 million in the first nine months of 2007. As a result of that recognizable increase, an adjustment was made to the component of economic conditions increasing that portion of the Allowance by $10.5 million.

          As a result of the two areas mentioned above, the Level III Reserves increased to $102.6 million at September 30, 2008, from $66.4 million at December 31, 2007.

          Reserve for Unfunded Commitments. At September 30, 2008 and December 31, 2007, the reserve for unfunded commitments was $2.3 million. This reserve is determined by formula; historical loss ratios are multiplied by potential usage levels (i.e., the difference between actual usage levels and the second highest historical usage level).

          Unallocated Reserves. The calculated Level I, II and III reserves are then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss ranges, and is distributed to the loan categories based on the mix of loans in each category. The unallocated portion is calculated as the sum of the differences between the actual calculated Allowance and the lower boundary amounts for each category in our model. The sum of these differences at September 30, 2008 was $11.6 million, up from $7.7 million at June 30, 2008 and $6.0 million at December 31, 2007. The unallocated Allowance is the result of management’s best estimate of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends, as well as the imprecision inherent in estimates used for the allocated portions of the Allowance. Management reviews the overall level of the Allowance as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves for the overall inherent risk in TSFG’s total loan portfolio.

          Changes in the Level II reserves (and the overall Allowance) may not correlate to the relative change in impaired loans depending on a number of factors including whether the impaired loans are secured, the collateral type, and the estimated loss severity on individual loans. Specifically, impaired loans increased to $198.0 million at September 30, 2008 from $68.1 million at December 31, 2007, primarily attributable to commercial real estate loans in Florida. Most of the loans contributing to the increase were over $500,000 and were evaluated for whether a specific reserve was warranted based on the analysis of the most probable source of repayment including liquidation of the collateral. Based on this analysis, the Level II Reserves increased 164% compared to the 191% increase in impaired loans.

          Changes in the other components of the Allowance (reserves for Level I, Level III, unallocated, and unfunded commitments) are not related to specific loans but reflect changes in loss experience and subjective and judgmental adjustments made by management. For example, due to indicators of stress on the land portfolio in Florida and other credit quality indicators, these reserves were increased by $26 million during the first nine months of 2008.

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

Table 11

Summary of Loan and Credit Loss Experience

(dollars in thousands)

At and For the Nine Months Ended September 30,	At and For the Year Ended December 31, 2007

2008	2007

Allowance for loan losses, beginning of year	$126,427	$111,663	$111,663
Net charge-offs:
Loans charged-off	(152,664)	(34,159)	(59,408)
Loans recovered	5,306	5,253	6,847

(147,358)	(28,906)	(52,561)
Additions to allowance through provision expense	221,679	36,104	67,325

Allowance for loan losses, end of period	$200,748	$118,861	$126,427

Reserve for unfunded lending commitments, beginning of year	$2,268	$1,025	$1,025
Provision for unfunded lending commitments	(16)	538	1,243

Reserve for unfunded lending commitments, end of period	$2,252	$1,563	$2,268

Allowance for credit losses, beginning of year	$128,695	$112,688	$112,688
Net charge-offs:
Loans charged-off	(152,664)	(34,159)	(59,408)
Loans recovered	5,306	5,253	6,847

(147,358)	(28,906)	(52,561)
Additions to allowance through provision expense	221,663	36,642	68,568

Allowance for credit losses, end of period	$203,000	$120,424	$128,695

Average loans held for investment	$10,366,359	$9,925,410	$9,985,751
Loans held for investment, end of period	10,299,640	10,173,237	10,213,420
Net charge-offs as a percentage of average loans held for investment (annualized)	1.90%	0.39%	0.53%
Allowance for loan losses as a percentage of loans held for investment	1.95	1.17	1.24
Allowance for credit losses as a percentage of loans held for investment	1.97	1.18	1.26
Allowance for loan losses to nonperforming loans held for investment	0.84	x	2.23	x	1.55	x

          The provision for credit losses for the first nine months of 2008 totaled $221.7 million, which exceeded net loan charge-offs by $74.3 million. The higher provision largely reflected credit deterioration due to continued weakness in housing markets, particularly in Florida. The allowance for credit losses as a percentage of loans held for investment increased to 1.97% at September 30, 2008 from 1.26% at December 31, 2007 and 1.18% at September 30, 2007. Table 12 provides additional detail for net charge-offs.

Table 12

Net Charge-Offs by Product Type

(dollars in thousands)

								Nine Months Ended September 30, 2008

								Amount	% of NCO

Commercial and industrial								$24,516	16.6%
Owner-occupied real estate								1,742	1.2
Commercial real estate								95,474	64.8
Indirect - sales finance								9,137	6.2
Home equity								3,612	2.5
Mortgage and consumer lot								11,920	8.1
Direct retail								957	0.6

Total Net Charge-Offs								$147,358	100.0%

	Nine Months Ended September 30, 2008 CRE Net Charge-Offs (“NCO”) by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NCO	% of NCO

CRE Net Charge-Offs by Product Type
Completed income property	$542	$219	$2,153	$1,052	$388	$—	$533	$4,887	3.3%
Residential A&D	497	234	1,859	10,409	11,124	—	6,134	30,257	20.5
Commercial A&D	245	—	211	150	—	625	8,425	9,656	6.6
Commercial construction	—	—	(45)	—	—	2,856	—	2,811	1.9
Residential construction	928	670	949	1,174	2,292	—	—	6,013	4.1
Residential condo	—	1,000	185	465	140	4,209	16,972	22,971	15.6
Undeveloped land	150	—	1,426	621	10,153	5,849	680	18,879	12.8

Total CRE Net Charge-Offs	$2,362	$2,123	$6,738	$13,871	$24,097	$13,539	$32,744	$95,474	64.8%

CRE Net Charge-Offs as % of Total Net Charge-Offs	1.6%	1.4%	4.6%	9.4%	16.4%	9.2%	22.2%	64.8%

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

Table 13

Investment Securities Portfolio Composition

(dollars in thousands)

	September 30,
			December 31,
	2008	2007	2007

Available for Sale (at fair value)
U.S. Treasury	$28,084	$168,614	$27,592
U.S. Government agencies	327,933	659,681	503,571
Agency mortgage-backed securities	1,312,116	1,119,547	1,088,427
Private label mortgage-backed securities	15,152	—	—
State and municipal	260,532	303,388	302,586
Other investments:
Corporate bonds	9,855	20,680	20,380
Federal Home Loan Bank (“FHLB”) stock	38,478	43,060	35,333
Community bank stocks	1,555	4,789	4,988
Other equity investments	1,976	3,482	3,335

	1,995,681	2,323,241	1,986,212

Held to Maturity (at amortized cost)
State and municipal	24,418	40,934	39,451
Other investments	100	240	240

	24,518	41,174	39,691

Total	$2,020,199	$2,364,415	$2,025,903

Total securities as a percentage of total assets	14.8%	16.8%	14.6%

Percentage of Total Securities Portfolio
U.S. Treasury	1.4%	7.1%	1.4%
U.S. Government agencies	16.2	27.9	24.8
Agency mortgage-backed securities	64.9	47.3	53.7
Private label mortgage-backed securities	0.8	—	—
State and municipal	14.1	14.6	16.9
Other investments	2.6	3.1	3.2

Total	100.0%	100.0%	100.0%

          Securities (i.e., securities available for sale and securities held to maturity) excluding the unrealized loss on securities available for sale averaged $2.1 billion in the first nine months of 2008, 20.8% below the average for the corresponding period in 2007 of $2.6 billion.

          The average tax-equivalent portfolio yield decreased for the nine months ended September 30, 2008 to 4.67% from 4.81% for the nine months ended September 30, 2007.

          The expected duration of the debt securities portfolio was approximately 4.0 years at September 30, 2008, an increase from approximately 3.3 years at December 31, 2007. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities.

          The available for sale portfolio constituted 98.8% of total securities at September 30, 2008. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk.

          Approximately 62% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”) with an average duration of 5.3 years. The majority of these securities are government agency securities. At September 30,

2008, approximately 14% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from one to ten years.

          In second quarter 2008, TSFG recorded $927,000 in other-than-temporary impairment on its corporate bond portfolio due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy. In third quarter 2008, TSFG sold approximately $8.4 million of corporate bonds and recognized a gain on sale of approximately $129,000. In addition, in third quarter 2008, TSFG recorded $1.8 million in other-than-temporary impairment on certain community bank-related investments included in the equity investment portfolio due to the severity and/or duration of the impairment. In the nine months ended September 30, 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its corporate bond portfolio. In third quarter 2007, TSFG sold approximately $70 million of corporate bonds.

          At September 30, 2008, TSFG had equity investments in four community banks located in the Southeast with a fair value of $1.6 million. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. These investments in community banks are included in securities available for sale. As mentioned above, in third quarter 2008, TSFG recorded $1.8 million in other-than-temporary impairment on certain of these investments and certain community bank-related investments included in other equity investments.

          The net unrealized loss on securities available for sale (pre-tax) totaled $48.1 million at September 30, 2008, compared with a $48.8 million loss at December 31, 2007. If interest rates increase, credit spreads continue to widen, and/or market illiquidity worsens, TSFG expects its net unrealized loss on securities available for sale to increase. See Item 1, Note 5 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

          Table 14 shows the credit risk profile of the securities portfolio.

Table 14

Investment Securities Portfolio Credit Risk Profile

(dollars in thousands)

	September 30, 2008		December 31, 2007

	Balance	% of Total	Balance	% of Total

Government and agency
U.S. Treasury	$28,084	1.4%	$27,592	1.4%
U.S. Government agencies (1)	327,933	16.2	503,571	24.9
Agency mortgage-backed securities (MBS) (1)(2)	1,312,116	64.9	1,088,427	53.7
Federal Home Loan Bank Stock	38,478	1.9	35,333	1.7

Total government and agency	1,706,611	84.4	1,654,923	81.7

State and municipal (3)(4)(5)
Pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund	187,635	9.3	214,675	10.6
Underlying issuer or collateral rated A or better (including South Carolina State Aid)	80,740	4.0	102,187	5.1
Underlying issuer or collateral rated BBB	7,331	0.4	12,930	0.6
Non-rated	9,244	0.4	12,245	0.6

Total state and municipal	284,950	14.1	342,037	16.9

Corporate bonds
AA or A-rated	9,855	0.5	17,068	0.8
BBB-rated	—	—	3,312	0.2

Total corporate bonds	9,855	0.5	20,380	1.0

Private label mortgage-backed securities AAA-rated (2)	15,152	0.8	—	—

Community bank stocks and other	3,631	0.2	8,563	0.4

Total securities	$2,020,199	100.0%	$2,025,903	100.0%

Percent of total securities: (4)
Rated A or higher		99.0%		98.2%
Investment grade		99.4		99.0

(1)	At September 30, 2008, these numbers include, in the aggregate, $169.7 million and $1.3 billion related to senior debt and MBS, respectively, issued by FNMA and FHLMC.

(2)	Current policies restrict MBS/CMO purchases to agency-backed and a small percent of private-label securities and prohibit securities collateralized by sub-prime assets.

(3)	At September 30, 2008 and December 31, 2007, state and municipal securities include $24.4 million and $39.5 million, respectively, of securities held to maturity at amortized cost.

(4)

Ratings shown above do not reflect the benefit of guarantees by bond insurers. At September 30, 2008, $34.5 million of municipal bonds are guaranteed by bond insurers. At December 31, 2007, $43.5 million of municipal bonds are guaranteed by bond insurers.

(5)

At September 30, 2008, the breakdown by current bond rating is as follows: $187.6 million pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund, $8.9 million AAA-rated, $83.5 million AA or A-rated, $600,000 BBB-rated, and $4.3 million non-rated.

Note:

Within each category, securities are ordered based on risk assessment from lowest to highest. TSFG holds no collateralized debt obligations, or subordinated debt or equity investments in FNMA or FHLMC.

          Investments Included in Other Assets. TSFG also invests in limited partnerships, limited liability companies (“LLCs”) and other privately held companies. These investments are included in other assets. During the first nine months of 2008, TSFG sold $1.9 million of such investments for a net gain of $4.1 million and recorded $589,000 in other-than-temporary impairment on these investments. At September 30, 2008, TSFG’s investment in these entities totaled $16.9 million, of which $4.5 million were accounted for under the cost method and $12.4 million were accounted for under the equity method.

     Goodwill

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), TSFG evaluates its goodwill annually for each reporting unit as of June 30th. However, the acceleration of credit deterioration in Florida prompted TSFG to perform an interim impairment evaluation of a significant portion of the recorded goodwill as of March 31, 2008. As a result of this evaluation, during first quarter 2008, TSFG recognized goodwill impairment in the Florida banking segment primarily due to increased projected credit costs and a related decrease in projected loan growth. In addition, during first quarter 2008, TSFG refined its methodology for allocating certain previously unallocated noninterest expenses to its banking segments, which resulted in higher allocated expenses to each of those segments; such costs were then utilized in the discounted cash flow analysis to determine the fair value of the Florida banking segment. The goodwill impairment charge of $188.4 million was recorded in noninterest expense in the consolidated statements of income. The fair value of the Florida reporting unit tested for impairment was determined primarily using discounted cash flow models based on internal forecasts and, to a lesser extent, market-based trading and transaction multiples. Internal forecasts include certain assumptions made by management, including expectations about growth in earning assets, credit losses, and expenses.

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

          The annual impairment evaluation as of June 30, 2008 and a subsequent interim evaluation as of September 30, 2008 indicated that no additional impairment charge was required, and there have been no events or circumstances since quarter-end indicating impairment. Management will continue to update its analysis as circumstances change, and as market conditions continue to be volatile and unpredictable. Additional impairment charges could result in the future if continued credit deterioration occurs, if fair values continue to decline in the current environment, or if management reduces its expectations for segment cash flows.

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

          In the three and nine months ended September 30, 2008, noninterest income included a loss of $199,000 and a gain of $49,000, respectively, for derivative activities. These amounts include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness; and other miscellaneous items.

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

          Counterparty credit risk with other derivative counterparties (generally money-center and super-regional financial institutions) is evaluated through existing policies and procedures. This evaluation considers the total relationship between TSFG and each of the counterparties. Individual limits are established by management and approved by the credit department. Institutional counterparties must have an investment grade credit rating and be approved by TSFG’s Asset/Liability Management Committee and Executive Credit Committee.

          A deterioration of the credit standing of one or more of the counterparties to these contracts may result in the related hedging relationships being deemed ineffective or in TSFG not achieving its desired economic hedging outcome.

          During third quarter 2008, TSFG terminated swaps with a counterparty that was experiencing financial difficulty and replaced those swaps with a different counterparty. In addition, credit deterioration of another swap counterparty negatively affected the valuation of certain swaps during third quarter 2008, and moved the value of these swaps from Level 2 to Level 3 in the SFAS 157 hierarchy (see Note 14 to the Consolidated Financial Statements).

     Deposits

          Deposits remain TSFG’s primary source of funds. Average customer deposits equaled 62.0% of average total funding in the first nine months of 2008. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources including federal funds, repurchase agreements, Federal Reserve borrowings, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.

          Table 15 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 16 shows the breakdown of customer funding by type.

Table 15

Type of Deposits

(dollars in thousands)

	September 30,
			December 31, 2007
	2008	2007

Noninterest-bearing demand deposits	$1,022,632	$1,164,312	$1,127,657
Interest-bearing checking	1,090,874	1,100,428	1,117,850
Money market accounts	1,806,143	2,184,822	2,188,261
Savings accounts	150,150	169,091	158,092
Time deposits under $100,000	1,840,363	1,384,094	1,442,030
Time deposits of $100,000 or more	1,524,813	1,515,417	1,496,270

Customer deposits (1)	7,434,975	7,518,164	7,530,160
Brokered deposits	2,573,833	1,983,505	2,258,408

Total deposits	$10,008,808	$9,501,669	$9,788,568

Percentage of Deposits
Noninterest-bearing demand deposits	10.2%	12.2%	11.5%
Interest-bearing checking	10.9	11.6	11.4
Money market accounts	18.1	23.0	22.4
Savings accounts	1.5	1.8	1.6
Time deposits under $100,000	18.4	14.6	14.7
Time deposits of $100,000 or more	15.2	15.9	15.3

Customer deposits (1)	74.3	79.1	76.9
Brokered deposits	25.7	20.9	23.1

Total deposits	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

Table 16

Type of Customer Funding

(dollars in thousands)

	September 30,
			December 31, 2007
	2008	2007

Customer deposits (1)	$7,434,975	$7,518,164	$7,530,160
Customer sweep accounts(2)	551,559	599,021	648,311

Customer funding	$7,986,534	$8,117,185	$8,178,471

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

(2)	TSFG includes customer sweep accounts in short-term borrowings on its consolidated balance sheet.

          At September 30, 2008, period-end customer funding decreased $191.9 million, or 2.3%, from December 31, 2007, as increases in time deposits due to several promotions during the quarter were more than offset by decreases in all other customer deposit categories and customer sweeps. Public deposits totaled approximately $627 million at September 30, 2008, compared to $582 million at December 31, 2007. This increase was more than offset by a decrease in commercial deposits at September 30, 2008 relative to December 31, 2007 due in part to lower overall liquidity from commercial customers and customers seeking diversification among banks to avoid deposit levels in excess of FDIC insurance limits (which increased to $250,000 in October 2008).

          TSFG plans to participate in the Temporary Liquidity Guarantee Program’s full coverage of noninterest-bearing deposit transaction accounts regardless of dollar amount through December 31, 2009 (see “Recent Market Developments”). In addition, subsequent to quarter-end, TSFG began participating in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows TSFG’s customers the ability to benefit from full FDIC insurance on CD investments of up to $50 million.

          While reported in short-term borrowings on the consolidated balance sheet, customer sweep accounts represent excess overnight cash from commercial customer operating accounts and are a source of funding for TSFG. Currently, sweep balances are generated through two products: 1) collateralized customer repurchase agreements ($468.4 million at September 30, 2008) and 2) uninsured Eurodollar deposits ($83.1 million at September 30, 2008). These balances are tied directly to commercial customer checking accounts, and these sweep accounts generate treasury services noninterest income.

          TSFG uses brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Brokered deposits increased as a percentage of total deposits since December 31, 2007 as TSFG replaced certain customer funding and other wholesale funding sources with brokered deposits.

          Table 19 in “Earnings Review - Net Interest Income” details average balances for the deposit portfolio for the three and nine months ended September 30, 2008 and 2007. Comparing the nine months ended September 30, 2008 and 2007, average customer funding decreased $155.3 million, or 1.9%. Within customer funding, the mix continues to shift toward higher cost products, with increases in average time deposits and customer sweep accounts more than offset by a decrease in noninterest-bearing deposits, interest checking, savings and money markets. Average brokered deposits increased $189.3 million, or 9.4%.

          Average customer funding equaled 66.9% of average total funding in the first nine months of 2008 compared to 67.1% in the first nine months of 2007. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and changing incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue, together with customer behavior driving the mix towards higher rate deposit products—money markets and CDs.

     Borrowed Funds

          Table 17 shows the breakdown of borrowed funds by type.

Table 17

Type of Borrowed Funds

(dollars in thousands)

	September 30,
			December 31, 2007
	2008	2007

Short-Term Borrowings
Federal funds purchased and repurchase agreements	$137,927	$595,272	$206,216
Customer sweep accounts	551,559	599,021	648,311
Federal Reserve borrowings	30,000	—	—
FHLB advances	—	175,000	—
Commercial paper	19,068	32,601	30,828
Treasury, tax and loan note	450,375	668,687	752,195

Total short-term borrowings	1,188,929	2,070,581	1,637,550

Long-Term Borrowings
Repurchase agreements	200,000	200,000	200,000
FHLB advances	298,119	223,093	223,087
Subordinated notes	216,704	242,478	216,704
Mandatorily redeemable preferred stock of subsidiary	56,800	64,800	56,800
Note payable	779	797	786
Employee stock ownership plan note payable	—	—	—
Purchase accounting premiums, net of amortization	707	1,035	963

Total long term borrowings	773,109	732,203	698,340

Total borrowings	1,962,038	2,802,784	2,335,890
Less: Customer sweep accounts	(551,559)	(599,021)	(648,311)
Add: Brokered deposits (1)	2,573,833	1,983,505	2,258,408

Total wholesale borrowings	$3,984,312	$4,187,268	$3,945,987

Wholesale borrowings as a % of total assets	29.1%	29.7%	28.4%

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

          TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In the first nine months of 2008, average borrowings totaled $2.4 billion, compared with $2.5 billion for the same period in 2007.

          Period-end wholesale borrowings increased to $4.0 billion at September 30, 2008, compared to $3.9 billion at December 31, 2007 as TSFG replaced certain customer funding with brokered deposits. Average wholesale borrowings totaled $4.0 billion in the first nine months of 2008 and 2007. TSFG plans to continue efforts to lower its reliance on wholesale borrowings, principally by growth in customer funding.

          Daily funding needs are met through federal funds purchased and short-term brokered CDs, term treasury, tax and loan notes (“TT&L”), repurchase agreements, Federal Reserve borrowings, and FHLB advances. Balances in these accounts can fluctuate on a day-to-day basis based on availability and overall funding needs.

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

          FHLB advances are a source of funding that TSFG uses depending on the current level of deposits and the availability of collateral to secure FHLB borrowings. At September 30, 2008, TSFG had $633.3 million of unused borrowing capacity from the FHLB. See “Liquidity” for further discussion.

          During the first nine months of 2008, TSFG recognized a net loss on early extinguishment of debt of $339,000, primarily due to prepayment penalties for FHLB advances partially offset by gains on calls of interest rate swaps hedging brokered CDs.

     Capital Resources and Dividends

          Total shareholders’ equity totaled $1.5 billion, or 11.2% of total assets, at September 30, 2008 and December 31, 2007. Shareholders’ equity remained basically flat as the net loss for the first nine months of 2008 (which includes the $188.4 million goodwill impairment charge) and cash dividends paid were largely offset by the net proceeds from the issuance of Preferred Stock.

          On May 8, 2008, TSFG issued $250.0 million of mandatory convertible non-cumulative preferred stock, with net proceeds of $239.0 million. The preferred securities pay dividends at an annual rate of 10%, have a conversion price of $6.50 per common share, and the remaining outstanding shares (249,000 at September 30, 2008) will convert into approximately 38.3 million common shares by May 1, 2011. Although this issuance strengthened TSFG’s overall capital and liquidity position and regulatory capital ratios, it had a dilutive effect on book value per share and tangible book value per share and will have a dilutive effect on earnings per share. (For the three and nine months ended September 30, 2008, the Preferred Stock is antidilutive and, as such, is excluded from the calculation of earnings per share.)

          During third quarter 2008, 1,000 shares of Preferred Stock were converted into approximately 154,000 common shares. Subsequent to quarter-end, 5,750 shares of Preferred Stock were converted into approximately 885,000 common shares.

          Common book value per common share at September 30, 2008 (assuming conversion of the Preferred Stock) and December 31, 2007 was $13.78 and $21.40, respectively. Common tangible book value per common share at September 30, 2008 (assuming conversion of the Preferred Stock) and December 31, 2007 was $9.42 and $12.04, respectively. Tangible book value was below book value as a result of goodwill and intangibles associated with acquisitions of entities and assets accounted for as purchases. Since TSFG’s net loss for the nine months ended September 30, 2008 was largely due to the $188.4 million goodwill impairment charge which was reported in first quarter 2008, book value per share decreased much more than tangible book value per share. At September 30, 2008, goodwill totaled $461.5 million, or $6.32 per share ($4.15 per share assuming conversion of the Preferred Stock), and is not being amortized, while other intangibles totaled $23.1 million and will continue to be amortized.

          TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and Carolina First Bank exceeded the well-capitalized regulatory requirements at September 30, 2008. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

          Table 18 sets forth various capital ratios for TSFG and Carolina First Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At September 30, 2008, trust preferred securities included in tier 1 capital totaled $200.5 million.

Table 18

Capital Ratios

	September 30, 2008	Well Capitalized Requirement

TSFG
Total risk-based capital	12.68%	n/a
Tier 1 risk-based capital	11.18	n/a
Leverage ratio	9.70	n/a

Carolina First Bank
Total risk-based capital	11.59%	10.00%
Tier 1 risk-based capital	9.86	6.00
Leverage ratio	8.54	5.00

          The regulatory agencies have proposed rules to reduce the risk-weighting for FNMA and FHLMC securities (excluding preferred or common stock) from 20% to 10%, and to reduce the amount of the goodwill deducted from tier 1 capital by any associated deferred tax liability. If approved, management expects TSFG’s tier 1 and total capital ratios to improve. In addition, TSFG has decided to pursue capital under the TARP Capital Purchase Program (see “Recent Market Developments”), which based on the program guidelines, would range from $115 to $347 million; however, no assurance can be given that TSFG will be approved under those guidelines.

          At September 30, 2008, TSFG’s tangible equity to tangible asset ratio totaled 7.94%, an increase from 6.61% at December 31, 2007, due primarily to the issuance of Preferred Stock.

          Carolina First Bank is subject to certain regulatory restrictions on the amount of dividends it is permitted to pay. Currently, Carolina First Bank may not pay a dividend to TSFG without regulatory approval. TSFG presently intends to pay a quarterly cash dividend on its common stock; however, future dividends will depend upon a number of factors, including payment of the Preferred Stock dividend, financial performance, capital requirements and assessment of capital needs. On May 2, 2008, TSFG announced a reduction in its quarterly common stock cash dividend to $0.01 per share.

          TSFG, through a real estate investment trust subsidiary, had 568 mandatorily redeemable preferred shares outstanding at September 30, 2008 with a stated value of $100,000 per share. At September 30, 2008, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $56.8 million. Under Federal Reserve Board guidelines, $26.3 million qualified as tier 1 capital, and $18.3 million qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if not satisfied, may prohibit its real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Earnings Review

     Net Interest Income

          Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate incurred on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 19 presents average balance sheets and a net interest income analysis on a tax-equivalent basis for the three and nine months ended September 30, 2008 and 2007.

Table 19

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Three Months Ended September 30,

	2008			2007

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$10,458,765	$155,433	5.91%	$10,065,454	$195,393	7.70%
Investment securities, taxable (2)	1,768,461	20,186	4.57	2,121,044	25,390	4.79
Investment securities, nontaxable (2) (3)	290,431	3,726	5.13	351,584	4,394	5.00

Total investment securities	2,058,892	23,912	4.65	2,472,628	29,784	4.82
Federal funds sold and interest-bearing bank balances	37,149	197	2.11	6,574	100	6.03

Total earning assets	12,554,806	$179,542	5.69	12,544,656	$225,277	7.13

Non-earning assets	1,281,130			1,477,862

Total assets	$13,835,936			$14,022,518

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,130,079	$2,481	0.87	$1,122,793	$5,571	1.97
Savings	143,014	255	0.71	172,110	697	1.61
Money market	1,949,001	11,293	2.31	2,236,493	22,390	3.97
Time deposits, excluding brokered deposits	3,259,783	30,522	3.72	2,905,426	36,594	5.00
Brokered deposits	2,574,430	24,520	3.79	2,208,381	29,245	5.25

Total interest-bearing deposits	9,056,307	69,071	3.03	8,645,203	94,497	4.34
Customer sweep accounts	536,526	2,251	1.67	559,906	6,237	4.42
Other borrowings (4)	1,453,196	11,297	3.09	1,858,800	26,231	5.60

Total interest-bearing liabilities	11,046,029	$82,619	2.98	11,063,909	$126,965	4.55

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,059,565			1,198,350
Other noninterest-bearing liabilities	177,735			240,771

Total liabilities	12,283,329			12,503,030
Shareholders’ equity	1,552,607			1,519,488

Total liabilities and shareholders’ equity	$13,835,936			$14,022,518

Net interest income (tax-equivalent)		$96,923	3.08%		$98,312	3.12%
Less: tax-equivalent adjustment (3)		1,304			1,538

Net interest income		$95,619			$96,774

Supplemental data:
Customer funding (5)	$8,077,968	$46,802	2.30%	$8,195,078	$71,489	3.46%
Wholesale borrowings (6)	4,027,626	35,817	3.54	4,067,181	55,476	5.41

Total funding (7)	$12,105,594	$82,619	2.72%	$12,262,259	$126,965	4.11%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	During the three months ended September 30, 2008 and 2007, TSFG capitalized $424,000 and $188,000, respectively, of interest in conjunction with the construction of its expanded corporate facilities.

(5)	Customer funding includes total deposits (total interest-bearing plus noninterest-bearing deposits) less brokered deposits plus customer sweep accounts.

(6)

Wholesale borrowings include borrowings less customer sweep accounts plus brokered deposits. For purposes of this table, wholesale borrowings equal the sum of other borrowings and brokered deposits, as customer sweep accounts are presented separately.

(7)	Total funding includes customer funding and wholesale borrowings.

Note: Average balances are derived from daily balances.

Table 19 (continued)

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Nine Months Ended September 30,

	2008			2007

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$10,384,557	$484,677	6.23%	$9,955,125	$573,982	7.71%
Investment securities, taxable (2)	1,772,581	61,169	4.60	2,259,935	81,094	4.79
Investment securities, nontaxable (2) (3)	305,312	11,683	5.10	364,692	13,526	4.95

Total investment securities	2,077,893	72,852	4.67	2,624,627	94,620	4.81
Federal funds sold and interest-bearing bank balances	22,095	375	2.27	7,087	338	6.38

Total earning assets	12,484,545	$557,904	5.97	12,586,839	$668,940	7.10

Non-earning assets	1,365,056			1,500,585

Total assets	$13,849,601			$14,087,424

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,135,385	$9,817	1.15	$1,161,835	$17,535	2.02
Savings	150,600	986	0.87	177,381	2,139	1.61
Money market	2,081,789	39,748	2.55	2,302,298	68,455	3.98
Time deposits, excluding brokered deposits	3,070,785	93,345	4.06	2,903,159	108,582	5.00
Brokered deposits	2,198,237	65,461	3.98	2,008,977	78,331	5.21

Total interest-bearing deposits	8,636,796	209,357	3.24	8,553,650	275,042	4.30
Customer sweep accounts	598,186	10,344	2.31	503,676	16,746	4.45
Other borrowings (4)	1,816,963	45,584	3.35	2,037,836	84,585	5.55

Total interest-bearing liabilities	11,051,945	$265,285	3.21	11,095,162	$376,373	4.54

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,074,100			1,217,798
Other noninterest-bearing liabilities	185,846			235,366

Total liabilities	12,311,891			12,548,326
Shareholders’ equity	1,537,710			1,539,098

Total liabilities and shareholders’ equity	$13,849,601			$14,087,424

Net interest income (tax-equivalent)		$292,619	3.13%		$292,567	3.11%
Less: tax-equivalent adjustment (3)		4,089			4,734

Net interest income		$288,530			$287,833

Supplemental data:
Customer funding (5)	$8,110,845	$154,240	2.54%	$8,266,147	$213,457	3.45%
Wholesale borrowings (6)	4,015,200	111,045	3.69	4,046,813	162,916	5.38

Total funding (7)	$12,126,045	$265,285	2.92%	$12,312,960	$376,373	4.09%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)

During the nine months ended September 30, 2008 and 2007, TSFG capitalized $1.1 million and $188,000, respectively, of interest in conjunction with the construction of its expanded corporate facilities.

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

          Fully tax-equivalent net interest income remained constant at $292.6 million for both the first nine months of 2008 and 2007. TSFG’s average earning assets declined 0.8% to $12.5 billion for the first nine months of 2008 from $12.6 billion for the first nine months of 2007 due primarily to the planned reduction of securities which exceeded loan growth. At September 30, 2008, approximately 61% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based commercial loans as part of its overall interest rate risk management. Certain of these swaps with a notional amount of $300 million mature in fourth quarter 2008. TSFG also has an interest rate floor that is designated as a hedge of variable rate commercial loans and is intended to mitigate earnings exposure to falling interest rates.

          The net interest margin for the first nine months of 2008 was 3.13%, compared with 3.11% for the first nine months of 2007, partly due to the net proceeds from the Preferred Stock issuance. The yield on average earning assets decreased 113 basis points, primarily due to decreased loan yields, which were down 148 basis points. The decrease in earning asset yields was more than offset by a decrease in the average cost of funding of 117 basis points. The Federal Reserve has decreased the federal funds target rate by 275 basis points through September 30, 2008 since September 30, 2007.

          Fully tax-equivalent net interest income for third quarter 2008 totaled $96.9 million, a decrease of $4.6 million from $101.5 million for second quarter 2008 and $1.4 million from $98.3 million for third quarter 2007. The net interest margin for third quarter 2008 was 3.08%, compared to 3.24% for second quarter 2008, and 3.12% for third quarter 2007. This linked-quarter decrease was primarily due to higher funding costs driven by a change in our funding mix (a shift towards longer-term, but more expensive, funding sources) and increased reversals of interest income on loans moving to nonaccrual status. Continued actions by the Federal Reserve to reduce interest rates (together with the fact that the competitive environment may not allow TSFG to lower rates on customer deposits) and the maturity of interest rate swaps on the loan portfolio could negatively affect our net interest margin in fourth quarter 2008. Subsequent to quarter-end, the Federal Reserve has decreased the federal funds target rate by 100 basis points.

     Provision for Credit Losses

          The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $221.7 million in the first nine months of 2008, compared to $36.6 million in the first nine months of 2007. The higher provision largely reflected credit deterioration due to continued weakness in housing markets, particularly in Florida, and additional specific reserves for nonperforming loans and the land development portfolios in Florida.

          For third quarter 2008, the provision for credit losses totaled $84.6 million, compared to $63.8 million for second quarter 2008 and $10.5 million for third quarter 2007. Third quarter provision exceeded net loan charge-offs by $9.2 million. Management expects the level of charge-offs and provision expense to remain elevated relative to historical trends due to the current credit environment.

          Net loan charge-offs were $147.4 million, or 1.90% of average loans held for investment, for the first nine months of 2008, compared with $28.9 million, or 0.39% of average loans held for investment, for the first nine months of 2007. The allowance for credit losses equaled 1.97% of loans held for investment as of September 30, 2008, compared to 1.26% for December 31, 2007 and 1.18% for September 30, 2007. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments.”

     Noninterest Income

          Table 20 shows the components of noninterest income.

Table 20

Components of Noninterest Income

(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Service charges on deposit accounts	$11,376	$11,213	$32,791	$33,049
Debit card income, net	2,006	1,838	5,938	5,244
Customer service fee income	1,425	1,533	4,114	4,226

Total customer fee income	14,807	14,584	42,843	42,519

Insurance income	2,368	2,839	7,816	9,123
Retail investment services, net	2,294	2,064	5,960	5,799
Trust and investment management income	1,728	1,642	5,251	4,970
Benefits administration fees	813	889	2,303	2,380

Total wealth management income	7,203	7,434	21,330	22,272

Bank-owned life insurance income	2,881	2,974	8,938	10,279
Mortgage banking income	879	834	4,222	4,780
Gain (loss) on securities	(725)	287	1,547	(3,335)
Gain on Visa IPO share redemption	—	—	1,904	—
Merchant processing income, net	916	928	2,582	2,434
Gain (loss) on certain derivative activities	(199)	198	49	(1,202)
Other	2,138	2,678	7,591	6,823

Total noninterest income	$27,900	$29,917	$91,006	$84,570

          Noninterest income increased 7.6% to $91.0 million in the first nine months of 2008 due primarily to a gain on mandatory partial redemption of shares received in the Visa IPO of $1.9 million and a net gain on securities of $1.5 million in the first nine months of 2008 compared to a $3.3 million net loss on securities in the first nine months of 2007. The 2008 gain includes other-than-temporary impairment recorded on corporate bonds, community bank-related stock, and other investments (see “Securities”), which was more than offset by other gains on sales. In addition, for the first nine months of 2008, gain on certain derivative activities totaled $49,000 versus a loss of $1.2 million for the first nine months of 2007.

          Total customer fee income increased slightly in the first nine months of 2008 compared to the same period in 2007, primarily due to increased debit card usage, and merchant processing income (net of direct processing costs) increased 6.1% in the first nine months of 2008 compared to the same period in 2007 as a result of increased transactions. Bank-owned life insurance decreased in the first nine months of 2008 relative to 2007 due to the receipt of fewer life insurance proceeds.

          Mortgage banking income decreased 11.7% in the first nine months of 2008 when compared to the same period in 2007. Mortgage loans originated by TSFG originators totaled $229.7 million and $412.0 million in the first nine months of 2008 and 2007, respectively. The decrease in mortgage banking income was principally the result of lower origination volumes in response to industry conditions.

          For third quarter 2008, noninterest income totaled $27.9 million, compared to $32.2 million in second quarter 2008 and $29.9 million in third quarter 2007. The decrease from second quarter 2008 to third quarter 2008 was largely attributable to the swing in gains/losses on securities and lower mortgage banking income, partly offset by modest increases in service charges on deposit accounts (in keeping with seasonal trends), retail investment services, and merchant processing. The increase from third quarter 2007 to third quarter 2008 was primarily due to the swing in gains/losses on securities, derivative activities, and loss on sales of other real estate owned.

     Noninterest Expenses

          Table 21 shows the components of noninterest expenses.

Table 21

Components of Noninterest Expenses

(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Salaries and wages, excluding contracts and severance	$37,700	$34,535	$108,689	$103,865
Employee benefits	9,252	8,862	27,663	27,866
Occupancy	9,770	8,723	27,365	25,876
Furniture and equipment	6,991	6,543	20,107	19,491
Professional services	4,573	4,278	11,679	13,295
Advertising and business development	2,114	1,443	7,316	5,347
Regulatory assessments	3,020	300	7,471	1,164
Loan collection and monitoring	4,112	710	7,249	1,889
Amortization of intangibles	1,474	1,907	4,721	6,044
Telecommunications	1,628	1,404	4,527	4,215
Employment contracts and severance	4,621	—	6,920	2,306
Branch acquisition and conversion costs	—	—	731	—
(Gain) loss on early extinguishment of debt	(125)	1,299	339	1,530
Goodwill impairment	—	—	188,431	—
Visa-related litigation	—	—	(863)	—
Other	8,262	8,735	26,846	27,479

Total noninterest expenses	$93,392	$78,739	$449,191	$240,367

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

          Salaries and wages (excluding contracts and severance) and employee benefits increased $4.6 million, in the first nine months of 2008 compared with the same period in 2007, partially due to normal salary increases and lower loan origination salary deferrals. In addition, the number of full-time equivalent employees increased to 2,535 at September 30, 2008 from 2,457 at September 30, 2007, partly due to the acquisition of five branch offices in Orlando and three de-novo branch openings.

          Employment contracts and severance increased as a result of expenses related to the retirement of Mack Whittle (see “Overview”). The incremental expense related to Whittle’s retirement benefits is approximately $12 million, of which $4.6 million was recognized in third quarter 2008, with the remaining expense to be recognized in fourth quarter 2008.

          Advertising and business development increased 36.8% for the first nine months of 2008 compared with the first nine months of 2007, primarily due to costs related to customer funding initiatives. In addition, regulatory assessments increased as the credit which had been offsetting FDIC premiums for all of 2006 and the first three quarters of 2007 was fully utilized in fourth quarter 2007. FDIC insurance premiums are expected to increase based on TSFG’s decision to proceed with the Temporary Liquidity Guarantee Program related to noninterest-bearing deposit accounts (see “Recent Market Developments”) and across-the-board rate increases beginning in 2009 (designed to replenish the FDIC’s Deposit Insurance Fund). Loan collection and monitoring expense increased $5.4 million for the first nine months of 2008 compared with the first nine months of 2007 due to the current credit environment, and may continue to increase.

          Professional services decreased by 12.2% for the first nine months of 2008 compared with the first nine months of 2007, primarily due to a decrease in legal fees and expenses related to development of TSFG’s strategic initiatives.

          During the first nine months of 2008, TSFG recognized a loss on early extinguishment of debt of $339,000, which reflects prepayment penalties on FHLB advances, offset by calls of interest rate swaps hedging brokered CDs, versus a loss of $1.5 million in the first nine months of 2007. See “Borrowed Funds.”

          TSFG incurred branch acquisition and conversion costs during the first half of 2008 related to the June 6, 2008 purchase of five retail branch offices in the Orlando area. This transaction also contributed to higher occupancy expense.

          Third quarter 2008 noninterest expenses increased $5.8 million from second quarter 2008 and $14.7 million from third quarter 2007 due primarily to salaries and wages, loan collection and monitoring, regulatory assessments, occupancy, and expenses related to Whittle’s retirement.

     Income Taxes

          The effective income tax rate as a percentage of pretax income was 18.6% for the first nine months of 2008 and 32.6% for the first nine months of 2007. The 2008 tax rate was driven by the impact of the nondeductible goodwill impairment, other nontaxable and nondeductible items, and management’s projections. The effective income tax rate for fourth quarter 2008 could be significantly impacted by variances between management’s projections and actual results. The statutory U.S. federal income tax rate was 35% for both 2008 and 2007.

          On an ongoing basis, TSFG evaluates its deferred tax assets for realizability (see “Critical Accounting Policies and Estimates – Income Taxes”). As of September 30, 2008, management determined that no additional valuation allowance against deferred tax assets was required.

          In October 2008, TSFG was awarded a $100 million allocation under the New Markets Tax Credits (“NMTC”) program from the Community Development Financial Institution Fund (“CDFI”) of the Department of the Treasury. This award is in addition to the $100 million allocation which TSFG received in fourth quarter 2007. The program is designed to attract private-sector investment to help finance community development projects, stimulate economic growth and create jobs in lower income communities by providing tax credits to lenders who have an allocation. The NMTC provides tax credits aggregating 39% of the invested amount over seven years, although a portion of the value gained via the tax credits must be used to benefit the respective projects.

Enterprise Risk Management

          Pages 51 through 54 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007 provides a discussion of overall Enterprise Risk Management, Derivatives and Hedging Activities, Economic Risk, Operational Risk, and Compliance and Litigation Risks.

     Credit Risk

          Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligation. Credit risk arises in many of TSFG’s business activities, most prominently in its lending activities, derivative activities, ownership of debt securities, and when TSFG acts as an intermediary on behalf of its customers and other third parties. TSFG has a risk management system designed to help ensure compliance with its policies and control processes. See “Critical Accounting Policies and Estimates – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments,” “Credit Quality,” and “Derivative Financial Instruments” for updated credit risk disclosures.

     Liquidity Risks

          TSFG’s business is also subject to liquidity risk, which arises in the normal course of business. TSFG’s liquidity risk is that we will be unable to meet a financial commitment to a customer, creditor, or investor when due. See “Liquidity” for updated liquidity disclosures.

     Market Risk and Asset/Liability Management

          There has been no significant change to the market risk and asset/liability management methodology as disclosed in TSFG’s 2007 Form 10-K. The interest sensitivity analysis which follows has been updated for September 30, 2008 numbers.

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

          Table 22 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at September 30, 2008 and 2007 levels, respectively.

          Estimated impacts of interest rate movements are based on sensitivity over the next 12 months assuming a static balance sheet. For shorter periods, the earnings impact may be higher or lower than shown due to timing differences in repricing of assets versus liabilities or differences in timing of new asset versus liability originations.

          During October, the Federal Reserve lowered the federal funds target rate by 100 basis points, to a level of 1%. As shown below, we have exposure to declining interest rates, with a 100 gradual rate decline adversely impacting net interest income by an estimated 1.2% over the next year, relative to our base case. The impact of October’s rate reductions could be more adverse to the extent the competitive environment does not allow TSFG to lower rates paid on customer deposits as assumed, in response to decline in wholesale interest rates.

          Near-term, the adverse impact of lower rates may be offset by the positive impact of recent widening of spreads between two key short-term market benchmark rates. As a result of volatility in financial markets, short-term LIBOR rates rose sharply in September, with the spread between 1 month LIBOR and the federal funds target rate widening by 250 basis points. Though this spread narrowed by more than 100 basis points in recent weeks, the spread remains wider than normal, which positively impacts TSFG’s net interest income, as we have approximately $2 billion of assets for which pricing is tied to LIBOR versus only $1 billion of funding and interest rate swaps tied to LIBOR.

Table 22

Net Interest Income at Risk Analysis

Interest Rate Scenario (1)	Annualized Hypothetical Percentage Change in Net Interest Income September 30,

	2008	2007

2.00%	2.0%	(1.4)%
1.00	1.0	(0.7)
Flat	—	—
(1.00)	(1.2)	0.3
(2.00)	n/a	0.7

(1)	Net interest income sensitivity is shown for gradual rate shifts over a 12 month period.

          Table 23 reflects the sensitivity of the economic value of equity (“EVE”) to changes in interest rates. EVE is a measurement of the inherent, long-term balance sheet-related economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 23 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at September 30, 2008 and 2007, respectively, compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at September 30, 2008 and 2007 levels, respectively.

Table 23

Economic Value of Equity Risk Analysis

Interest Rate Scenario (1)	Annualized Hypothetical Percentage Change in Economic Value of Equity September 30,

	2008	2007

2.00%	(7.6)%	(10.2)%
1.00	(2.8)	(4.3)
Flat	—	—
(1.00)	2.4	1.4
(2.00)	n/a	(2.1)

(1)	The rising 100 and 200 basis point and falling 100 and 200 basis point interest rate scenarios assume an instantaneous and parallel change in interest rates along the entire yield curve.

          There are material limitations with TSFG’s models presented in Tables 22 and 23, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;

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

          TSFG’s liquidity policy strives to ensure a diverse funding base, with limits established by wholesale funding source as well as aggregate wholesale funding. Daily and short-term liquidity needs are principally met with deposits from customers, payments on loans, maturities and paydowns of investment securities, and wholesale borrowings, including brokered CDs, federal funds purchased (as available), repurchase agreements, and, depending on the availability of collateral, treasury tax and loan notes, and borrowings from the Federal Reserve and FHLB. In light of current market conditions, TSFG has reduced its usage of short-term unsecured wholesale borrowings. TSFG is focusing additional efforts aimed at acquiring new deposits from its customer base through its established branch network to enhance liquidity and reduce reliance on wholesale borrowing. Liquidity needs are a factor in developing the deposit pricing structure, which may be altered to retain or grow deposits if deemed necessary.

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

          Under normal business conditions, the sources above are adequate to meet both the short-term and longer-term funding needs of the Company; however, TSFG’s contingency funding plan establishes early warning triggers to alert management to potentially negative liquidity trends. The plan provides a framework to manage through various scenarios – including identification of alternative actions and an executive management team to navigate through a crisis. Limits ensure that liquidity is sufficient to manage through crises of various degrees of severity, triggered by TSFG-specific events, such as significant adverse changes to earnings, credit quality or credit ratings, or general industry or market events, such as market instability or rapid adverse changes in the economy. We have no debt for which a downgrade of our credit ratings would trigger additional collateral requirements or early termination. As of September 30, 2008, we had more than $4 billion of secured liquidity reserves in the form of borrowing capacity from the Federal Reserve ($3.6 billion), FHLB ($633.3 million) and unpledged investment securities ($453.1 million), which represent ample liquidity to manage through a severe liquidity scenario. Following a severe liquidity scenario, we would consider various actions to replenish liquidity, including potential asset sales.

          In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes and other classes of assets. Securities classified as available for sale which are not pledged may be sold or pledged against new borrowings in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for repurchase agreements and public funds deposits, although $453.1 million was unpledged as of September 30, 2008..

          Management believes that TSFG’s available borrowing capacity and efforts to grow deposits are sufficient to provide the necessary funding for the remainder of 2008 and 2009. However, management is prepared to take other actions if needed to manage through adverse liquidity conditions.

          Regarding the Temporary Liquidity Guarantee Programs offered by the FDIC, TSFG will participate in the program providing full coverage of noninterest-bearing deposit transaction accounts regardless of dollar amount through December 31, 2009, and TSFG is considering participation in the program whereby the FDIC will guarantee new senior unsecured debt issued by the end of June 2009. These programs will further stabilize and strengthen our liquidity position.

          In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet our needs. Table 24 summarizes future contractual obligations based on maturity dates as of September 30, 2008. Table 24 does not include payments which may be required under employment and deferred compensation agreements. In addition, Table 24 does not include payments required for interest and income taxes (see Item 1, Consolidated Statements of Cash Flows for details on interest and income taxes paid for the nine months ended September 30, 2008).

Table 24

Contractual Obligations

(dollars in thousands)

	Payments Due by Period

	Total	Remainder of 2008	2009 and 2010	2011 and 2012	After 2012

Time deposits	$5,939,009	$1,464,569	$3,956,765	$277,463	$240,212
Short-term borrowings	1,188,929	1,188,929	—	—	—
Long-term debt	772,402	41	69,948	256,416	445,997
Operating leases	193,347	4,831	37,813	33,599	117,104
Expanded corporate facilities contracts	37,252	9,173	28,079	—	—

Total contractual obligations	$8,130,939	$2,667,543	$4,092,605	$567,478	$803,313

          TSFG has the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of September 30, 2008 totaled $298.1 million. At September 30, 2008, TSFG had $633.3 million of unused borrowing capacity from the FHLB. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, Federal Reserve borrowings, treasury tax and loan notes, and the principal run-off of investment securities. At September 30, 2008, TSFG had unused short-term lines of credit totaling $194.2 million (which may be canceled at the lender’s option and which are subject to funds availability at the lender), compared to $1.9 billion at December 31, 2007.

          A collateralized borrowing relationship with the Federal Reserve Bank of Richmond is in place for Carolina First Bank. At September 30, 2008, TSFG had qualifying collateral to secure advances up to $3.6 billion, of which $30.0 million was outstanding.

          TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at September 30, 2008, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

          Typically, the primary sources of funding for the parent company include dividends received from its banking subsidiary, proceeds from the issuance of subordinated debt, equity, and commercial paper. Currently, dividends are not payable from Carolina First Bank to the parent without regulatory approval. The primary uses of funds for the parent company include repayment of maturing debt and commercial paper, share repurchases, dividends paid to common and preferred shareholders, and capital contributions to subsidiaries. At September 30, 2008, the parent company had one $10.0 million short-term unused line of credit. During the first nine months of 2008, two of its lines of credit totaling $25.0 million were cancelled.

          During second quarter 2008, TSFG issued $250 million of mandatory convertible non-cumulative Preferred Stock (with net proceeds of $239.0 million) and reduced its quarterly common stock cash dividend to $0.01 per share in an effort to strengthen its capital and liquidity position. The parent company contributed $125 million of the preferred capital proceeds to Carolina First Bank during second quarter 2008.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

          At September 30, 2008, TSFG’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of September 30, 2008, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls over Financial Reporting

          TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with its assessment during the quarter ended September 30, 2008 or through the date of this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 10 to the Consolidated Financial Statements for a discussion of legal proceedings.

Item 1A. Risk Factors

          The following are additional risk factors for TSFG, to be read in conjunction with Item 1A (pages 9-11) of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007.

          TSFG may be adversely affected by the soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. TSFG has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose TSFG to credit risk in the event of a default by a counterparty or client. In addition, TSFG’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse affect on TSFG’s financial condition and results of operations.

          Recent government actions in response to market conditions may affect TSFG. It is not clear at this time what impact EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, or other liquidity and funding initiatives (or TSFG’s participation or non-participation in any of these) will have on TSFG. There can also be no assurance as to the impact that the above measures will have on the financial markets, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. The failure of EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          TSFG has repurchased shares of our common stock in private transactions and open-market purchases, as authorized by our Board. The amount and timing of stock repurchases will be based on factors, including but not limited to, management’s assessment of TSFG’s capital structure and liquidity, the market price of TSFG’s common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal, and accounting matters. The following table presents information about our stock repurchases for the three months ended September 30, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in thousands)

July 1, 2008 to July 31, 2008	—		$—	—	$—
August 1, 2008 to August 31, 2008	204	(1)	6.84	—	—
September 1, 2008 to September 30, 2008	—		—	—	—

Total	204		$6.84	—	$—

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

Item 5. Other Information

          Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

          On November 3, 2008, the Board of Directors of The South Financial Group, Inc. amended its bylaws to consolidate into a single “Chairman” position, the rights and responsibilities of the positions of “Lead Independent Director” and “Chairman” set forth in its Bylaws immediately prior to such amendment.

          Upon amending its Bylaws, the Board named John C. B. Smith, Jr. as Chairman, and William R. Timmons III as Vice Chairman.

          Appointment of Principal Executive Officers

          Solely for purposes of the Company’s filings under the Exchange Act, the Audit Committee of the Board of Directors has designated James R. Gordon, H. Lynn Harton and Christopher T. Holmes as the principal executive officers.

Item 6. Exhibits

3.1	Bylaws of TSFG

31.1

Certificate of the Principal Executive Officers pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certificate of Principal Executive Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Note for non-filed versions of this Form 10-Q

The above exhibits may be found on TSFG’s electronic filing of its September 30, 2008 Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”) and is accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the Investor Relations link. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, TSFG has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The South Financial Group, Inc.

Date: November 6, 2008	/s/ James R. Gordon

James R. Gordon
Senior Executive Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)