Form 10-K
period 2008-12-31
SOUTH FINANCIAL GROUP INC
filed 2009-03-03
CIK 797871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 or

☐	Transition report pursuant to section 12 or 15(d) of the Securities Exchange Act of 1934 for transition period from to

Commission File Number: 0-15083

The South Financial Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

South Carolina	57-0824914
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

102 South Main Street, Greenville, South Carolina	29601
(Address of principal executive offices)	(Zip Code)

(864) 255-7900
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Each Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2008, was approximately $276 million.

The number of shares of the Registrant’s common stock, $1.00 par value, outstanding on February 19, 2009 was 84,769,161.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission are specifically identified and incorporated by reference into Part II and III.

The Exhibit Index begins on page 129.

PART I

Item 1.	Business

The Company

          The South Financial Group, Inc., a South Carolina corporation headquartered in Greenville, South Carolina, is a bank holding company. “TSFG” refers to The South Financial Group, Inc. and its subsidiaries, except where the context requires otherwise. TSFG operates principally through Carolina First Bank, a South Carolina-chartered commercial bank headquartered in Greenville, South Carolina, which conducts banking operations in South Carolina and North Carolina (as Carolina First), in Florida (as Mercantile), and on the internet (as Bank CaroLine).

          TSFG’s subsidiaries provide a full range of financial services, including deposits, loans, treasury management, merchant processing, full-service brokerage and investments, business and personal insurance, trust, investment management, and financial planning. At December 31, 2008, TSFG conducted business through 82 branch offices in South Carolina, 71 in Florida, and 27 in North Carolina. At December 31, 2008, TSFG had $13.6 billion in assets, $10.2 billion in loans, $9.4 billion in deposits, and $1.6 billion in shareholders’ equity.

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

          TSFG focuses on attractive Southeastern banking markets which have historically had long-term growth potential. TSFG has emphasized internal growth through the acquisition of market share from the large out-of-state bank holding companies and other competitors. It attempts to acquire market share by providing quality banking services and personal service to individuals and business customers.

Available Information

          All of TSFG’s electronic filings with the United States Securities and Exchange Commission (“SEC”), including its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are accessible at no cost on TSFG’s web site, www.thesouthgroup.com, through the “Investor Relations” link. In addition, through the “Corporate Governance” link, TSFG makes available its Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and charters for Board Committees, including the Executive, Audit, Compensation, Nominating and Corporate Governance, and Risk Committees. TSFG’s SEC filings are also available through the SEC’s web site at www.sec.gov.

Subsidiary Bank

          TSFG manages its banking operations by dividing its franchise into Carolina First (North and South Carolina) and Mercantile (Florida) and then into twelve banking markets run by market presidents. This structure allows TSFG to operate like a community bank focusing on personal customer service. However, because of the size of the overall organization, TSFG’s subsidiary bank can also offer a full range of sophisticated products and services more typical of larger regional banks.

          Carolina First currently focuses its operations in the following six principal market areas:

•	the Greenville, Spartanburg, and Anderson metropolitan area (located in the Upstate region of South Carolina);

•	the Hendersonville and Asheville metropolitan area (located in the Western region of North Carolina);

•	the Rock Hill, or greater South Charlotte, metropolitan area (located in the Piedmont region of South Carolina);

•	the Columbia metropolitan area (located in the Midlands region of South Carolina);

•	the Myrtle Beach, Georgetown, and Wilmington metropolitan areas (located in the North Coast of South Carolina and Wilmington, North Carolina); and

•	the Charleston and Hilton Head metropolitan areas (located in the South Coast of South Carolina).

          TSFG entered Florida in 1999 with two acquisitions in central Florida and a de novo branch in Jacksonville. Since then, TSFG has completed five other Florida acquisitions. Carolina First Bank currently operates (as Mercantile) in six principal Florida market areas:

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

          American Pensions, Inc. In 2003, TSFG acquired American Pensions, Inc. (“API”), which is a retirement plan administrator headquartered in Mount Pleasant, South Carolina. At December 31, 2008, API had 206 retirement plan accounts with approximately $500 million in plan assets.

          Bowditch Insurance Corporation. In 2005, TSFG acquired Bowditch Insurance Corporation and Lossing Insurance Agency, both property and casualty insurance companies operating in northern Florida. Lossing Insurance Agency is operated as a division of Bowditch Insurance Corporation.

          Carolina First Community Development Corporation. In 2003, Carolina First Bank formed a subsidiary, Carolina First Community Development Corporation (“CFCDC”), to underwrite low-income community business loans. CFCDC has been certified by the Department of the Treasury as a qualified Community Development Entity and has received allocations totaling $200 million under the 2007 and 2008 New Markets Tax Credit Program, a federal program which offers tax incentives in connection with making equity and debt investments in borrowers and projects located in low to moderate income census tracts.

          Koss Olinger. In 2005, TSFG acquired the Koss Olinger group of companies, a financial planning group based in Gainesville, Florida.

          REIT Subsidiaries. In 1999, 2001 and 2003, TSFG formed three real estate investment trust subsidiaries (“REITs”), which have issued preferred and debt securities to institutional investors as a means of raising regulatory capital. They do not engage in other activities apart from the internal management of their assets and liabilities. During 2008, TSFG dissolved one of its REITs.

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

Business Segments

          Item 8, Note 29 to the Consolidated Financial Statements discusses TSFG’s business segments, which information is incorporated herein by reference.

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

Employees

          At December 31, 2008, TSFG and its subsidiaries employed 2,505 full-time equivalent employees. TSFG provides a variety of benefit programs including retirement plans and health, life, disability, and other insurance. TSFG also maintains training, educational, and affirmative action programs designed to prepare employees for positions of increasing responsibility. TSFG believes that its relations with employees are good.

Executive Officers of the Registrant (Section 16 Reporting Persons)

          TSFG’s executive officers (reporting persons under Section 16 of the Securities Exchange Act of 1934) are appointed by the Board of Directors and set forth below.

Name	Age	TSFG Offices Currently Held	TSFG Officer Since

H. Lynn Harton	47	President and Chief Executive Officer	2007
William P. Crawford, Jr.	46	Executive Vice President – Chief Legal and Risk Officer and Secretary	2002
J. Ernesto Diaz	43	President – Mercantile	2008
Robert A. Edwards	44	Executive Vice President – Chief Credit Officer	2008
Scott M. Frierson	45	President – Carolina First	2008
Christopher S. Gompper	49	Executive Vice President – Director Commercial Strategy	2008
James R. Gordon	43	Senior Executive Vice President – Chief Financial Officer	2007
Christopher T. Holmes	45	Senior Executive Vice President – Director Retail Strategy	2006
Mary A. Jeffrey	58	Executive Vice President – Chief Human Resources Officer	2002
Christopher G. Speaks	43	Executive Vice President – Chief Accounting Officer	2008

          Mr. Harton joined TSFG in February 2007. On February 9, 2009, he was appointed President and Chief Executive Officer, after serving since November 2008 as Interim President and CEO. From June 2004 to December 2006, he served as Chief Credit Officer for Regions Financial Corporation, a bank holding company headquartered in Birmingham, AL. From June 2003 to June 2004, he served as Chief Credit Officer for Union Planters Corporation, a bank holding company headquartered in

Memphis, Tennessee. From January 1983 to June 2003, he served in various senior line and credit administration roles for BB&T Corporation, a bank holding company headquartered in Winston Salem, NC.

          Mr. Crawford has served as General Counsel of TSFG since April 2002. In addition, he has served as Chief Risk Officer since December 2008.

          Mr. Diaz joined TSFG in September 2007 as Market President in South Florida. He assumed the role of President of Mercantile in December 2008. Prior to joining TSFG, Mr. Diaz worked with Regions Bank for seven years, most recently as a market executive for Southeast Florida.

          Mr. Edwards joined TSFG in April 2007 as Executive Vice President, Senior Credit Administrator. In June 2008, he was appointed Chief Risk Officer and in December 2008 he ceased serving as Chief Risk Officer and became Chief Credit Officer. From 2003 until joining TSFG in 2007, Mr. Edwards served in various capacities responsible for lending and credit policy at Regions Bank.

          Mr. Frierson has been employed at TSFG since May 1988 and currently serves as President for Carolina First.

          Mr. Gompper joined TSFG in June 2005 and currently serves as Executive Vice President, Director Commercial Strategy. Prior to joining TSFG, Mr. Gompper served in various senior management roles with AmSouth from January 2003 to late 2004.

          Mr. Gordon joined TSFG on March 15, 2007 and serves as Senior Executive Vice President and Chief Financial Officer. From December 2004 until his appointment with the Company, Mr. Gordon served as a partner in the Jackson, Mississippi office of Horne LLP, a regional accounting and consulting firm. From April 2004 until November 2004, he served as chief accounting officer of National Commerce Financial Corp. (until acquired by SunTrust Banks), a bank holding company headquartered in Memphis, Tennessee. From June 2002 to April 2004, he served as chief risk officer for Union Planters Corporation (until acquired by Regions Financial), a bank holding company headquartered in Memphis, Tennessee.

          Mr. Holmes joined TSFG in 2006 and serves as Senior Executive Vice President in charge of retail strategy. From 2005 until joining TSFG in 2006, Mr. Holmes served as the head of certain Tennessee and northern Mississippi banking markets for Trustmark Corporation, financial institution headquartered in Jackson, MS. From 1991 until 2005, Mr. Holmes served in various officer capacities at National Commerce Financial Corp., primarily in the retail banking area. This included the management of retail banking consulting subsidiary and its Wal-Mart banking division, which operated branches placed in Wal-Mart stores.

          Ms. Jeffrey has served as Director of Human Resources for TSFG since 2002.

          Mr. Speaks joined TSFG in 1998 and currently serves as Chief Accounting Officer.

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

          In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress and in state legislatures. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., are possible in the months or years ahead. Any such action could have a materially adverse effect on our business, financial condition and results of operations.

     Regulatory Developments

          Recent months have seen an unprecedented number of government initiatives designed to respond to the stresses experienced in financial markets.

          In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The U.S. Treasury has since injected capital into many financial institutions, including TSFG, under the Troubled Asset Relief Program Capital Purchase Program (the “CPP”). On December 5, 2008, TSFG entered into a Securities Purchase Agreement–Standard Terms with the U.S. Treasury pursuant to which, among other things, TSFG sold preferred stock and warrants to the U.S. Treasury for an aggregate purchase price of $347.0 million. Under the terms of the CPP, TSFG is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including TSFG’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Review—Capital Resources and Dividends” in Item 7 herein and Note 19 – Preferred Stock and Warrants in the accompanying Notes to the Consolidated Financial Statements in Item 8.

          On October 3, 2008, the FDIC increased its insurance coverage limits on all deposits from $100,000 to $250,000 per account until December 31, 2009.

          On October 14, 2008, the “systemic risk exception” to the FDIC Act was enacted, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) under a Temporary Liquidity Guarantee Program (“TLGP”) through December 31, 2009. Coverage under the TLGP is available for 30 days without charge (subsequently extended to December 5, 2008) and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points).

          TSFG opted into the TLGP with respect to noninterest-bearing deposit accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) in December 2008. TSFG currently does not plan to participate in the Temporary Liquidity Guarantee Program with respect to the guarantee of applicable unsecured obligations.

          On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan (“FSP”), which, among other things, proposes to establish a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to U.S. Treasury capital as a bridge to private capital until market conditions normalize, and extends the TLGP to October 31, 2009. As a complement to the CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF”) would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposes a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

          On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was signed into law. The Stimulus Bill is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and infrastructure spending. The Stimulus Bill also limits executive compensation at companies that have received or will receive CPP funds based on a sliding scale of funds received. Also in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

          It is not clear at this time what impact the EESA, the CPP, the TLGP, the FSP, the Stimulus Bill, the HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the Company and its business.

     General

          The South Financial Group, Inc. TSFG, a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”), is subject to regulation and supervision by the Federal Reserve. Under the BHCA, TSFG’s activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits TSFG from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of any bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA prohibits TSFG from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto, except to the extent permitted by “financial holding companies,” as discussed below.

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

          The Gramm-Leach-Bliley Act of 1999 (“GLB”) covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. GLB also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment and merchant banking, insurance underwriting and sales, and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating. TSFG became a financial holding company in 2001, but changed its status back to bank holding company in 2008.

          GLB adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. GLB repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker”, and a set of activities in which a bank may engage without being deemed a “dealer.”

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

          Other Regulations. Interest and certain other charges collected or contracted for by TSFG subsidiaries are subject to state usury laws and certain federal laws concerning interest rates. TSFG’s loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers. The deposit operations of Carolina First Bank are also subject to various laws and regulations, such as the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic services.

     Dividends

          The holders of TSFG’s common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. As a legal entity separate and distinct from its subsidiaries, TSFG depends on the payment of dividends from its subsidiaries for its revenues. Current federal law prohibits, except under certain circumstances and with prior regulatory approval, an insured depository institution from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered “undercapitalized,” as that term is defined in applicable regulations. South Carolina banking regulations restrict the amount of dividends that the subsidiary bank can pay to TSFG, and may require prior approval before declaration and payment of any excess dividend. At December 31, 2008, Carolina First Bank could not pay dividends without the approval of such agencies. During 2008, TSFG issued preferred stock, the terms of which include a restriction on declaring or paying common dividends unless all preferred dividends are paid. In addition, the Federal Reserve has the authority to prohibit TSFG from paying a dividend on its common and/or preferred stock.

     Capital Adequacy

          TSFG. The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. Under these guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “tier 1 capital,” principally consisting of common shareholders’ equity, non-cumulative preferred stock, a limited amount of cumulative perpetual preferred stock, and mandatory redeemable preferred stock, less certain goodwill items and disallowed deferred tax assets. The remainder (tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan losses. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum tier 1 (leverage) capital ratio under which a bank holding company must maintain a minimum level of tier 1 capital (as determined under applicable rules) to average total consolidated assets of at least 3% in the case of bank holding companies which have the highest regulatory examination ratios and are not contemplating significant growth or expansion. All other bank holding companies, including TSFG, are required to maintain a ratio of at least 4%. At December 31, 2008, TSFG’s capital levels exceeded both the risk-based capital guidelines and the applicable minimum leverage capital ratio.

          Carolina First Bank. Carolina First Bank is subject to capital requirements imposed by the FDIC. The FDIC requires state-chartered nonmember banks to comply with risk-based capital standards substantially similar to those required by the Federal

Reserve, as described above. The FDIC also requires state-chartered nonmember banks to maintain a minimum leverage ratio similar to that adopted by the Federal Reserve. Under the FDIC’s leverage capital requirement, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth are required to maintain a minimum leverage ratio of 3% of tier 1 capital to average assets; all other banks, including Carolina First Bank, are required to maintain an absolute minimum leverage ratio of not less than 4%. As of December 31, 2008, Carolina First Bank exceeded each of the applicable regulatory capital requirements.

     Deposit Insurance Assessments

          Substantially all of the deposits of Carolina First Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, Carolina First Bank received a one-time assessment credit of $4.8 million that was applied against premiums until fully utilized in fourth quarter 2007. As a result, Carolina First Bank expensed only $1.2 million in 2007, compared to $9.6 million in 2008. FDIC insurance premiums are expected to increase based in part on TSFG’s decision to proceed with the Temporary Liquidity Guarantee Program related to noninterest-bearing deposit accounts and across-the-board rate increases beginning in 2009 (designed to replenish the DIF). In addition, during 2008 and 2007, TSFG expensed $1.1 million and $1.2 million, respectively, in Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation.

     Other Safety and Soundness Regulations

          Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon the capitalization of the institutions. Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater. A bank is considered (A) ”undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4%; (B) ”significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) ”critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 2008, Carolina First Bank met the definition of well capitalized.

          Brokered Deposits. Current federal law also regulates the acceptance of brokered deposits by insured depository institutions to permit only a “well capitalized” depository institution with appropriate FDIC ratings to accept brokered deposits without prior regulatory approval. Under FDIC regulations, “well capitalized” insured depository institutions with appropriate FDIC ratings may accept brokered deposits without restriction, “adequately capitalized” insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates) while “undercapitalized” insured depository institutions may not accept brokered deposits.

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

     Future Legislation

          Changes to the laws and regulations (including changes in interpretation or enforcement) at the federal level and in the states where we do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.

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

          Our business, operating results and/or the market price of our common stock may be significantly affected by a number of factors, including the following:

          Our business may be further adversely affected by conditions in the financial markets and economic conditions generally. Since late 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

          Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

          Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing in the equity of banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

          Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors. Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of our loans, results of operations and financial condition.

          The downturn in the residential real estate market (and the related effects on certain commercial real estate loans to acquire, develop, and construct residential properties) has significantly affected our results of operations, and further deterioration could have further adverse effects on collateral values and borrowers’ ability to repay, and consequently our financial condition and results of operations. We make commercial, real estate and consumer loans predominantly in South Carolina, western North Carolina and larger markets in Florida. A large portion of our loans have real estate as a primary or secondary component of collateral. In many cases, the real estate collateral has deteriorated in value during the past year. This deterioration has, to a large extent, been a result of the recent imbalance of supply and demand for residential real estate particularly in Florida and our coastal markets. If we are required to liquidate the collateral during this period of reduced real estate values, our profitability and financial condition could be further adversely affected. As the extent and duration of this downturn is not known, we must estimate, based on current portfolio knowledge and analysis, the amount of our probable losses when recording our allowance for loan losses. This estimate requires substantial judgment on the part of management which may or may not prove valid. Commercial real estate loans comprised 40.0% of total loans at December 31, 2008, compared to 40.7% and 43.0% at December 31, 2007 and 2006, respectively. (See Table 1 and the section titled “Commercial

Real Estate Concentration” under “Balance Sheet Review--Loans” in Item 7 for additional information on loan portfolio concentrations.)

          Our loans are predominantly focused in three states and continued adverse economic conditions in those states, in particular, could have a further negative impact on our financial condition and results of operations. Because of the concentration of loans in the same geographical region, adverse economic conditions in these areas have contributed to higher rates of loss and delinquency on our loans than if the loans had been more geographically diversified. Our decisions regarding credit risk could be inaccurate, and our allowance for loan losses may be inadequate, which could materially and adversely affect our financial condition. A continued economic downturn and volatility in the financial markets could significantly affect the estimates, judgments and assumptions used in the preparation of the Consolidated Financial Statements, and could lead to impairment of goodwill and other intangible assets, investments, or other assets. Also, a key marketing strategy targets the needs of owner-operated businesses with credit needs of under $5 million. These owner-operated businesses represent a major sector of regional economies. If these regional economic conditions deteriorate, our results of operations and financial condition may be affected.

          Recent government actions in response to market conditions may affect us. It is not clear at this time what impact EESA, the CPP, the TLGP, the FSP, the Stimulus Bill, the HASP, or other liquidity and funding initiatives will have on us. There can also be no assurance as to the impact that the above measures will have on the financial markets, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. The failure of these measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

          We may be adversely affected by the soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse affect on our financial condition and results of operations.

          We are subject to extensive government regulation and supervision. TSFG and its subsidiaries are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, consumers, federal deposit insurance funds, and the banking system as a whole, not security holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. It is likely that there will be significant changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector. Changes to statutes, regulations, regulatory policies, or regulatory ratings (including changes in interpretation or implementation), could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit access to certain funding sources, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Laws and regulations exist that require financial institutions like us to take steps to prevent the use of our banking subsidiary for facilitating the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. We are also required to develop and implement a comprehensive anti-money laundering compliance program. In response to regulatory demands, we could be required to cease payment of common and/or preferred dividends, in which case access to capital equity markets could be impaired. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1.

          Our earnings are exposed to risks associated with movements in market interest rates. Market interest rate movements could adversely impact earnings, depending on our interest rate risk mismatches at that time. In particular, rising interest rates would adversely impact earnings in the event that our liabilities reprice faster than assets, whereas falling interest rates would adversely impact earnings in the event our assets reprice faster than liabilities. If we have a “mismatch” between the duration of our assets and the duration of our liabilities, and interest rates move as described in the previous sentence, our net interest income would be negatively affected. (See “Market Risk and Asset/Liability Management” under “Enterprise Risk Management” in Item 7 for additional information.)

          We are required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the effectiveness of derivatives and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities (including deferred tax assets and any related valuation allowance), share-based compensation, and accounting for acquisitions, including the fair value determinations and the analysis of goodwill impairment. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our reports of financial condition and results of operations.

          Our controls and procedures may fail or be circumvented or outside parties may perpetrate a fraud, resulting in an adverse effect on our results of operations and financial condition. We can incur losses due to internal or external acts intended to defraud, misappropriate assets, or circumvent applicable law or our system of internal controls. We regularly review and update our internal controls and procedures. However, any system of controls, no matter how well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.

          An interruption or breach in security with respect to our information systems, as well as information systems of our outsourced service providers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation, any of which could have a material adverse effect on our financial condition and results of operations. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.

          Inability to achieve customer deposit growth could adversely impact profitability and liquidity. Because of a traditional focus on commercial lending, our customer deposit funding has been low relative to peers, causing us to utilize wholesale funding to a greater degree than some other peers. Customer deposits typically provide cost and liquidity advantages versus wholesale funding – generally to a greater degree in a higher interest rate environment. Accordingly, any future inability to achieve customer deposit growth and diversify funding sources could adversely impact earnings and, in the event of limited access to attractive wholesale funding markets, could hamper our ability to support attractive lending opportunities.

          Our stock price can be volatile in response to a number of factors. These factors include: variations in our quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; performance of other companies that investors deem comparable to us; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, industry factors, and general economic and political conditions and events could also cause our stock price to decrease regardless of our operating results. Declining stock prices could create customer concern, which could weaken our competitive position and, in turn, adversely affect our financial condition and results of operations.

          The NASDAQ may not extend the temporary relief for stocks trading below $1 per share. In October 2008, the NASDAQ Stock Market temporarily suspended its listing requirement that requires companies to have a minimum bid price of $1 per share through April 20, 2009. NASDAQ rules classify a security as “deficient” if it has a closing bid price of less than $1 per share for thirty consecutive business days. Once deficient, issuers have an automatic 180-day period to regain compliance by having a closing bid price of at least $1 per share for ten consecutive business days, and can receive an additional 180 days if all other listing requirements are met. If we do not meet this standard and the NASDAQ Stock Market does not continue its suspension of this listing requirement, liquidity in our stock could be materially and adversely affected.

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

          TSFG’s principal executive offices are located at 102 South Main Street, Greenville, South Carolina. TSFG leases approximately 111,000 square feet of this location, which also houses Carolina First Bank’s Greenville main office branch. The majority of TSFG’s administrative functions presently reside at this location. TSFG owns a 130,000 square foot building in Lexington, South Carolina which houses the technology and operations departments. TSFG leases the land for the technology building under a 30 year lease. In addition, TSFG leases non-banking office space in 25 locations in South Carolina, North Carolina, and Florida.

          At December 31, 2008, TSFG operated 180 branch offices, including 82 in South Carolina, 71 in Florida, and 27 in North Carolina. Of these locations, TSFG or one of its subsidiaries owns 104 locations, which includes 20 locations with land leases, and leases 76 locations. In addition, TSFG or one of its subsidiaries owns 6 stand-alone ATM locations, including 5 locations with land leases, and leases 20 locations.

          See Item 7, “Expanded Corporate Facilities” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of TSFG’s plan to develop a corporate campus, which information is incorporated herein by reference.

Item 3.	Legal Proceedings

          On November 7, 2008, a shareholder derivative suit was filed in South Carolina State Court in Greenville County. The named plaintiff is Vernon A. Mercier. The complaint also contains class action allegations. All Company directors at the time of filing were named as Defendants, as well as the Company itself as a nominal Defendant. The complaint alleges that the Company’s Directors breached their fiduciary duties by entering into a retirement agreement with its former CEO, Mack I. Whittle, Jr. and by determining the timing of Mr. Whittle’s departure, and seeks injunctive relief to preclude payments to Mr. Whittle under this retirement agreement, ostensibly because such payments would jeopardize the Company’s participation in the TARP program, and also because they are improper otherwise. The complaint also alleges that the Directors breached their fiduciary duties insofar as the amounts payable to Mr. Whittle under the retirement agreement are, in their view, excessive. A motion for a temporary restraining order was denied. On January 29, 2009, plaintiff filed an amended complaint that did not add causes of action, but sought to allege that the Company’s participation in TARP was still in jeopardy, despite the fact that the TARP investment had already been made. The Company has moved to dismiss the complaint and expects to prevail in all respects. It views the claims to be completely without merit.

          On November 26, 2008, a second shareholder derivative suit was filed in South Carolina State Court in Greenville County. The named plaintiff is John S. McMullen on behalf of Andros Associates, Inc. The named defendants were all Company directors at the time of filing, a former director, Michael Hogan, the Company’s General Counsel, William P. Crawford, Jr., and the Company (as a nominal Defendant). The complaint asserts causes of action for: (1) breach of fiduciary duties by all defendants, primarily in connection with amounts paid to Mack I. Whittle, Jr., (2) gross mismanagement by all defendants, (3) unjust enrichment by Mr. Whittle, and (4) corporate waste by all defendants. The plaintiff seeks unspecified damages resulting from the alleged breaches of duty, and requests that a constructive trust be placed on amounts paid to Mr. Whittle. The Company has moved to dismiss the complaint and expects to prevail in all respects. It views the claims to be completely without merit.

Item 4.	Submission of Matters to a Vote of Shareholders

          No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock and Related Matters

          TSFG’s common stock trades on The NASDAQ Global Select Market under the symbol TSFG. At February 19, 2009, TSFG had 7,803 shareholders of record and 84,769,161 shares outstanding. See Item 7, “Capital Resources and Dividends” and Item 8, Notes 20 and 22 to the Consolidated Financial Statements for a discussion of capital stock and dividends, which information is incorporated herein by reference.

	Three Months Ended

	December 31	September 30	June 30	March 31

2008
Common stock price:
High	$9.53	$13.50	$15.52	$18.02
Low	2.48	2.52	3.66	12.25
Close	4.32	7.33	3.92	14.86
Cash dividend declared	0.01	0.01	0.01	0.19
Volume traded	68,949,220	106,046,605	172,874,695	73,719,377

	Three Months Ended

	December 31	September 30	June 30	March 31

2007
Common stock price:
High	$24.04	$24.79	$24.81	$27.47
Low	15.29	20.47	22.23	24.57
Close	15.63	22.74	22.64	24.72
Cash dividend declared	0.19	0.18	0.18	0.18
Volume traded	50,923,185	42,171,530	38,917,664	22,510,110

Unregistered Sales of Securities

          On December 5, 2008, we issued 347,000 shares of preferred stock and a warrant to purchase 10,106,796 shares of our common stock to the United States Department of the Treasury through a private placement. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.

          On June 3, 2008, we issued 4,403 common shares to the former shareholder of Summit Title, LLC, a title insurance agency acquired by TSFG in 2004. These shares were issued in connection with earnout provisions in the acquisition documents. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof.

          On May 8, 2008, we issued 250,000 shares of preferred stock to certain institutional investors and certain Company affiliates (including directors) through a private placement. This issuance of shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) thereof. During 2008, 11,300 shares of preferred stock were converted into 1,738,454 common shares. This issuance of common shares was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 3a(9) thereof.

Equity Compensation Plan Data

          See Equity Compensation Plan Data to be included in the Registrants’ Proxy Statement relating to the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (in thousands)

October 1, 2008 to October 31, 2008	5,831	(1)	$4.07	—	$—
November 1, 2008 to November 30, 2008	—		—	—	—
December 1, 2008 to December 31, 2008	2,937	(1)	4.23	—	—

Total	8,768		$4.13	—	$—

(1)

Includes 5,831 shares in October and 2,937 shares in December canceled in connection with exercise of options, vesting of restricted stock, or distribution from the deferred compensation plan. Pursuant to TSFG’s stock option plans, participants may exercise stock options by surrendering shares of TSFG common stock the participants already own or, in some cases, by surrendering fully vested stock options as payment of the option exercise price. Pursuant to TSFG’s restricted stock plans, participants may tender shares of vested restricted stock as payment for taxes due at the time of vesting. Pursuant to TSFG’s Executive Deferred Compensation Plan, participants may tender shares of stock as payment for taxes due at the time of distribution. Shares surrendered by participants of these plans are repurchased at current market value pursuant to the terms of the applicable stock option, restricted stock, or deferred compensation plan and not pursuant to publicly announced share repurchase programs.

Total Shareholder Return

          The following graph sets forth the performance of TSFG’s common stock for the five year period ended December 31, 2008 as compared to the S&P 500 Index, the NASDAQ Bank Index, and the SNL Mid Cap Bank Index. The graph assumes $100 originally invested on December 31, 2003 and that all subsequent dividends were reinvested in additional shares. The performance graph represents past performance and should not be considered to be an indication of future performance. Historically, TSFG has utilized the SNL Mid Cap Bank Index as its line-of-business index; however, going forward, it intends to utilize the NASDAQ Bank Index as its line-of-business index. With the 2008 decline in common stock prices and related market capitalizations, TSFG believes that it is more appropriate to use an index that is not based on a specific market capitalization range.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

The South Financial Group	$100	$120	$104	$103	$62	$18
NASDAQ Bank Index	100	114	112	125	99	73
SNL Mid Cap Bank Index	100	122	114	121	97	51
S&P 500	100	111	116	135	142	90

Item 6. Selected Financial Data

          See Item 8, Consolidated Financial Statements and the accompanying notes for factors including but not limited to business combinations and accounting changes that affect the comparability of the information presented.

SIX-YEAR SUMMARY OF SELECTED FINANCIAL DATA
(dollars and shares (except per share data) in thousands)

	Years Ended December 31,

	2008	2007	2006	2005	2004	2003

Earnings Summary
Net interest income	$380,163	$382,781	$401,371	$409,056	$335,841	$250,890
Noninterest income	121,684	113,712	118,210	43,893	115,728	93,553

Total revenue	501,847	496,493	519,581	452,949	451,569	344,443

Provision for credit losses	344,589	68,568	32,789	40,592	34,987	20,581
Noninterest expenses	791,950	321,249	326,244	316,736	241,095	199,984
(Loss) income from continuing ops	(547,118)	73,276	112,866	70,217	119,998	83,583
Net (loss) income	(547,118)	73,276	112,866	69,821	119,508	83,583
Net (loss) income available to common shareholders	(568,622)	73,276	112,866	69,821	119,508	83,583

Per Common Share
Basic:
(Loss) income from continuing ops	$(7.77)	$1.00	$1.51	$0.96	$1.86	$1.70
Net (loss) income	(7.77)	1.00	1.51	0.95	1.85	1.70
Diluted:
(Loss) income from continuing ops	$(7.77)	0.99	1.49	0.94	1.81	1.66
Net (loss) income	(7.77)	0.99	1.49	0.94	1.80	1.66
Average common shares outstanding:
Basic	73,137	73,618	74,940	73,307	64,592	49,204
Diluted	73,137	74,085	75,543	74,595	66,235	50,328
Cash dividends declared	$0.22	$0.73	$0.69	$0.65	$0.61	$0.57
Common book value (December 31)	14.12	21.40	20.73	19.90	19.56	16.46
Market price (December 31)	4.32	15.63	26.59	27.54	32.53	27.75

Balance Sheet Data (Year End)
Loans held for investment	$10,192,072	$10,213,420	$9,701,867	$9,439,395	$8,107,757	$5,732,205
Allowance for credit losses	249,874	128,695	112,688	109,350	96,918	73,287
Securities	2,129,903	2,025,903	2,795,764	3,159,617	4,310,088	4,007,571
Intangible assets	246,020	678,182	685,568	691,758	611,450	353,079
Total assets	13,602,326	13,877,584	14,210,516	14,319,285	13,798,689	10,724,715
Customer funding (1)	7,989,962	8,178,471	8,392,597	8,201,571	6,827,268	5,547,466
Deposits	9,405,717	9,788,568	9,516,740	9,234,437	7,670,944	6,032,238
Long-term debt	707,769	698,340	1,130,475	1,922,151	2,972,270	2,711,699
Shareholders’ equity	1,620,531	1,550,308	1,562,032	1,486,907	1,393,460	972,299

Balance Sheet Data (Averages)
Loans	$10,374,423	$10,013,387	$9,621,846	$8,883,837	$6,927,336	$4,915,437
Securities (excludes unrealized gains, losses on available for sale securities)	2,087,745	2,525,317	3,043,385	4,388,351	4,158,202	3,471,324
Total earning assets	12,478,993	12,545,223	12,692,872	13,307,956	11,101,951	8,425,590
Total assets	13,833,355	14,044,565	14,202,649	14,752,973	12,208,069	9,261,657
Customer funding (1)	8,065,982	8,216,762	8,077,605	7,606,071	6,167,731	4,788,040
Shareholders’ equity	1,558,081	1,543,552	1,506,195	1,463,125	1,164,004	709,791

Performance Ratios
Return on average assets	(3.96)%	0.52%	0.79%	0.47%	0.98%	0.90%
Return on average equity	(35.11)	4.75	7.49	4.77	10.27	11.78
Net interest margin (tax-equivalent)	3.09	3.10	3.22	3.12	3.06	3.01
Tangible equity to tangible assets	10.29	6.61	6.48	5.83	5.93	5.97
Dividend payout ratio	n/m	73.74	46.31	69.15	33.89	34.34

Credit Quality
Nonperforming assets	$420,906	$89,907	$41,509	$43,977	$55,976	$60,774
Nonperforming assets as a % of loans and foreclosed property	4.10%	0.88%	0.43%	0.46%	0.69%	1.05%
Net charge-offs to average loans held for investment	2.16	0.53	0.28	0.36	0.46	0.62
Allowance for credit losses as a % of loans held for investment	2.45	1.26	1.16	1.16	1.20	1.28

Operations Data
Branch offices	180	172	167	172	154	134
Employees (full-time equivalent)	2,505	2,474	2,618	2,607	2,308	1,918

(1) Customer funding is total deposits less brokered deposits plus customer sweep accounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          TSFG primarily operates through its subsidiary bank, Carolina First Bank, which conducts operations in South Carolina and North Carolina (as Carolina First) and in Florida (as Mercantile).

          Index to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) to assist in the understanding of anticipated future operating and financial performance, growth opportunities, growth rates, and other similar forecasts and statements of expectations. These forward-looking statements may be identified by the use of such words as: “estimate”, “anticipate”, “expect”, “believe”, “intend”, “plan”, or words of similar meaning, or future or conditional verbs such as “may”, “intend”, “could”, “will”, or “should”. These forward-looking statements reflect current views, but are based on assumptions and are subject to risks, uncertainties, and other factors, which may cause actual results to differ materially from those in such statements. A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors, may affect the operations, performance, business strategy and results of TSFG including, but not limited to, the following:

•	risks from changes in economic, monetary policy, regulatory, governmental, and industry conditions;

•	changes in interest rates, shape of the yield curve, deposit rates, the net interest margin, and funding sources;

•	market risk (including net interest income at risk analysis and economic value of equity risk analysis) and inflation;

•	risks inherent in making loans including repayment risks and changes in the value of collateral;

•	loan growth, loan sales, the adequacy of the allowance for credit losses, provision for credit losses, and the assessment of problem loans (including loans acquired via acquisition);

•	continued deterioration in the overall credit environment;

•	level, composition, and repricing characteristics of the securities portfolio;

•	deposit growth, change in the mix or type of deposit products and cost of deposits;

•	loss of deposits due to perceived financial condition or otherwise;

•	availability of wholesale funding;

•	adequacy of capital and future capital needs;

•	fluctuations in consumer spending;

•	competition in the banking industry and demand for our products and services;

•	continued availability of senior management;

•	technological changes;

•	ability to increase market share;

•	income and expense projections, ability to control expenses, and expense reduction initiatives;

•	changes in the compensation, benefit, and incentive plans, including compensation accruals;

•	risks associated with income taxes, including the potential for adverse adjustments and realization of deferred taxes;

•

acquisitions, greater than expected deposit attrition or customer loss, inaccuracy of related cost savings estimates, inaccuracy of estimates of financial results, and unanticipated integration issues;

•	valuation of goodwill and intangibles and any potential future impairment;

•	significant delay or inability to execute strategic initiatives designed to grow revenues;

•	changes in management’s assessment of and strategies for lines of business, asset, and deposit categories;

•	changes in accounting policies and practices;

•	changes in the evaluation of the effectiveness of our hedging strategies;

• •	changes in regulatory actions, including the potential for adverse adjustments; changes, costs, and effects of litigation, and environmental remediation; and

•	recently-enacted or proposed legislation.

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

Overview

          The South Financial Group is a bank holding company, headquartered in Greenville, South Carolina, with $13.6 billion in total assets and 180 branch offices in South Carolina, Florida, and North Carolina at December 31, 2008. Founded in 1986, TSFG focuses on attractive Southeastern banking markets which have historically experienced long-term growth. TSFG operates Carolina First Bank, which conducts banking operations in South Carolina and North Carolina (as Carolina First), in Florida (as Mercantile), and on the Internet (as Bank CaroLine). At December 31, 2008, approximately 45% of TSFG’s customer deposits (total deposits less brokered deposits) were in South Carolina, 41% were in Florida, and 14% were in North Carolina.

          TSFG targets small business, middle market companies, and retail consumers. TSFG strives to combine personalized customer service and local decision-making, typical of community banks, with a full range of financial services normally found at larger regional institutions.

          TSFG reported a net loss available to common shareholders of $568.6 million, or $(7.77) per diluted share, for 2008, compared with net income of $73.3 million or $0.99 per diluted share for 2007. The net loss was primarily due to a $426.0 million goodwill impairment charge resulting from a decrease in the value of the Mercantile banking segment and a $344.6 million provision for credit losses resulting from continued credit deterioration, particularly in the Florida market.

          At December 31, 2008, nonperforming assets as a percentage of loans and foreclosed property increased to 4.10% from 0.88% at December 31, 2007. The increase in nonperforming assets was primarily attributable to accelerating deterioration in residential construction and development-related loans (which are included in commercial real estate loans), principally in Florida markets. For 2008, annualized net loan charge-offs totaled 2.16% of average loans held for investment, compared to 0.53% for the year ended December 31, 2007. TSFG’s provision for credit losses increased to $344.6 million for 2008 compared to $68.6 million for 2007.

          In order to strengthen its capital and liquidity position, TSFG issued a total of $597.0 million of preferred stock and warrants during 2008, with net proceeds of $585.0 million. Of this amount, $347.0 million of perpetual preferred stock and warrants were issued to the U.S. Treasury Department under the Troubled Asset Relief Program Capital Purchase Program (the “CPP”) and $250.0 million of mandatorily convertible preferred stock (with net proceeds of $238.0 million) was issued to investors. The CPP preferred stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The convertible preferred securities pay dividends at an annual rate of 10%, have a conversion price of $6.50 per common share, and the remaining outstanding shares (238,700 at December 31, 2008) will convert into approximately 36.7 million common shares on or before May 1, 2011. Subsequent to year-end, 48,674 shares of convertible preferred stock were converted into approximately 10.0 million common shares, which included 2.5 million shares issued as an inducement to convert. (See "Capital Resources and Dividends" under "Balance Sheet Review" and Note 19 to the Consolidated Financial Statements for additional details regarding preferred stock.)

          TSFG’s tangible equity to tangible asset ratio increased to 10.29% at December 31, 2008, from 6.61% at December 31, 2007, due primarily to the issuance of preferred stock. Tangible common equity to tangible assets was 6.05% at December 31, 2008 compared to 6.61% at December 31, 2007. Tangible common equity to tangible assets, assuming conversion of the mandatorily convertible preferred stock, was 7.84% at December 31, 2008. In addition, all regulatory capital ratios exceeded well-capitalized minimums.

          Tax-equivalent net interest income was $385.5 million for 2008, a $3.5 million decrease from $389.0 million in 2007. The net interest margin decreased to 3.09% in 2008 from 3.10% for 2007, primarily due to increased nonperforming asset levels partially offset by the issuance of preferred stock. Federal Reserve actions to reduce the targeted fed funds rate by 400 basis points during 2008 led to decreased earning asset yields and a decline in average funding costs.

          Noninterest income totaled $121.7 million for 2008, compared to $113.7 million for 2007. The increase in noninterest income was largely attributable to a gain on mandatory partial redemption of shares received in the Visa IPO of $1.9 million and a net gain on securities of $3.1 million in 2008 versus a $4.6 million net loss on securities in 2007. In addition, the change in noninterest income included a $990,000 positive swing from the loss associated with derivative activities. TSFG’s debit card income (net) and trust and investment management income in 2008 increased over the prior year amounts, but were offset by decreases in most other noninterest income categories.

          Noninterest expenses for 2008 totaled $792.0 million, compared to $321.2 million for 2007. This increase was primarily due to the $426.0 million goodwill impairment charge in 2008. The increase in noninterest expenses also included higher employment contract and severance expense related to the retirement of TSFG’s CEO, higher regulatory assessments, higher loan collection and foreclosed asset expenses, and increases in most other noninterest expense categories.

          Using period-end balances, TSFG’s loans held for investment at December 31, 2008 decreased 0.21% from a year ago, and total deposits, including brokered deposits, decreased 3.9%. Customer funding (deposits less brokered deposits plus customer sweep accounts) decreased 2.3% since December 31, 2007.

          On September 2, 2008, the Board of Directors and Mack I. Whittle, the Company’s Chairman, President, and Chief Executive Officer, entered into a severance agreement pursuant to which Whittle would receive certain retirement benefits and retire on or before December 30, 2008 (at the Board’s election). Subsequently, the Executive Committee, on behalf of the Board, specified that Whittle’s retirement would be effective October 27, 2008. Those benefits included, among others, a lump sum cash payment of $4.1 million (subject to a six month delay pursuant to Section 409A of the Internal Revenue Code), vesting of all equity awards, service credit under the Supplemental Executive Retirement Plan through age 65 which provides an annual retirement payment commencing at retirement date, vested benefits under other Company plans, continued welfare and fringe benefits for three years, and three years of continued life insurance coverage. The incremental expense related to these benefits was approximately $12 million, which was recognized in the second half of 2008.

          The Board appointed a Succession Committee to oversee a nationwide search for a replacement for Whittle. On November 3, 2008, the Board amended TSFG’s Bylaws to consolidate the roles and responsibilities of the Chairman and Lead Independent Director into a single Chairman position. It named John C. B. Smith, Jr. as Chairman, and William R. Timmons III as Vice Chairman. On November 14, 2008, the Board named H. Lynn Harton as Interim President and CEO; subsequent to year-end, on February 9, 2009, the Board named Harton President and CEO and appointed him to the Board.

Recent Market Developments

          The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of residential-related loans and mortgage-backed securities, but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

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

          In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The U.S. Treasury has since injected capital into many financial institutions, including TSFG, under the Troubled Asset Relief Program Capital Purchase Program (the “CPP”). On December 5, 2008, TSFG entered into a Securities Purchase Agreement–Standard Terms with the U.S. Treasury pursuant to which, among other things, TSFG sold preferred stock and warrants to the U.S. Treasury for an aggregate purchase price of $347.0 million. Under the terms of the CPP, TSFG is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including TSFG’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. See “Balance Sheet Review—Capital Resources and Dividends” and Note 19 – Preferred Stock and Warrants in the accompanying Notes to the Consolidated Financial Statements in Item 8.

          On October 3, 2008, the FDIC increased its insurance coverage limits on all deposits from $100,000 to $250,000 per account until December 31, 2009.

         On October 14, 2008, the “systemic risk exception” to the FDIC Act was enacted, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) under a Temporary Liquidity Guarantee Program (“TLGP”) through December 31, 2009. Coverage under the TLGP is available for 30 days without charge (subsequently extended to December 5, 2008) and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points).

          TSFG opted into the TLGP with respect to noninterest-bearing deposit accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) in December 2008. TSFG currently does not plan to participate in the Temporary Liquidity Guarantee Program with respect to the guarantee of applicable unsecured obligations.

          On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan (“FSP”), which, among other things, proposes to establish a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to U.S. Treasury capital as a bridge to private capital until market conditions normalize, and extends the TLGP to October 31, 2009. As a complement to the CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF”) would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposes a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public.

          On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was signed into law. The Stimulus Bill is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and infrastructure spending. The Stimulus Bill also limits executive compensation at companies that have received or will receive CPP funds based on a sliding scale of funds received. Also in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

          It is not clear at this time what impact the EESA, the CPP, the TLGP, the FSP, the Stimulus Bill, the HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the Company and its business.

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

          The fair values of TSFG’s investments in privately held limited partnerships, corporations and LLCs are not readily available. These investments are accounted for using either the cost or the equity method of accounting. The accounting treatment depends upon TSFG’s percentage ownership and degree of management influence over the investee’s operations. TSFG’s management evaluates its investments in limited partnerships and LLCs quarterly for impairment based on the investee’s ability to generate cash through its operations, obtain alternative financing, and subjective factors. There are inherent risks associated with TSFG’s investments in privately held limited partnerships, corporations and LLCs, which may result in income statement volatility in future periods.

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

          See Note 28 to the Consolidated Financial Statements for more information on fair value measurements for the year ended December 31, 2008.

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

          TSFG recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company’s deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of a deferred tax asset in accordance with GAAP ultimately depends on the existence of sufficient taxable income available under tax law, including future reversals of existing temporary differences, future taxable income exclusive of reversing differences, taxable income in prior carryback years, and tax planning strategies.

          Although realization is not assured, management believes the recorded deferred tax assets, beyond the REIT capital loss and the South Carolina non-bank net operating loss (which currently have a valuation allowance recorded as reported in Note 14 to the Consolidated Financial Statements) are fully recoverable based on forecasts of future taxable income and current forecasts for the periods through which losses may be carried back and/or forward. At December 31, 2008, the net deferred tax asset totaled $51.1 million, of which $31.4 million is supported by the carryback of losses to prior years, with the remaining net amount of $19.7 million supported by the assumption of future taxable income sufficient to realize the net deferred tax asset. The amount of future taxable income required is approximately $106 million in the carryforward period, which is currently 20 years. Should the assumptions of future profitability change, a valuation allowance may be established if management believes any portion of the deferred tax asset will not be realized.

          Additionally, for regulatory capital purposes, deferred tax assets are limited to the assets which can be realized through (i) carryback to prior years or (ii) taxable income in the next twelve months. At December 31, 2008, $44.6 million of the net deferred tax asset was excluded from tier 1 and total capital. (See “Capital Resources and Dividends” under “Balance Sheet Review”.)

     Share-Based Compensation

          TSFG measures compensation cost for share-based awards at fair value and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is based on the number of shares granted and the quoted price of our common stock, the fair value of service-based stock options is determined using the Black-Scholes valuation model, and the fair value of market-based stock options is determined using a Monte Carlo simulation. Both the Black-Scholes model and the Monte Carlo simulation require the input of subjective assumptions, changes to which can materially affect the fair value estimate. In addition, the estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. TSFG considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. For performance-based awards, TSFG estimates the degree to which performance conditions will be met to determine the number of shares which will vest and the related compensation expense prior to the vesting date.

     Accounting for Acquisitions

          TSFG has grown its operations, in part, through bank and non-bank acquisitions. In accordance with SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” TSFG has used the purchase method of accounting to account for acquisitions. Under this method, TSFG is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to periodic impairment tests on an annual basis, or more often, if events or circumstances indicate that there may be impairment. These tests, which TSFG has performed annually as of June 30th since 2002 (and on an interim basis, as needed), use estimates such as projected cash flows, discount rates, time periods, and comparable market values in their calculations. Management believes these estimates and assumptions are reasonable; however, the fair value of each reporting unit could be different in the future if actual results and market conditions differ from the estimates and assumptions used. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

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

          TSFG has assigned goodwill to its Carolina First, Mercantile, Insurance, Financial Planning (Koss Olinger), and Retirement Plan Administration (American Pensions, Inc.) reporting units. Although they do not meet the definition of a reportable operating segment as discussed in Note 29 —  Business Segments to the Consolidated Financial Statements, the Insurance, Financial Planning, and Retirement Plan Administration reporting units are tested separately for goodwill impairment because they have dissimilar product sets and separate discrete financial information. Goodwill is assigned to the reporting units at the date the goodwill is initially recorded and no longer retains its association with a particular acquisition. All of the activities within a reporting unit, whether acquired or organically generated, are available to support the value of the goodwill. Determining the fair value of the Company’s reporting units requires management to make judgments and assumptions related to various items, including estimates of future operating results, allocations of indirect expenses, and discount rates. During 2008, TSFG used discount rates ranging from 10% to 19% to value the projected cash flows of its reporting units and refined its methodology for allocating certain previously unallocated noninterest expenses to its banking segments. As a result of the goodwill impairment analysis, TSFG determined that the carrying amount of its Mercantile reporting unit exceeded its fair value and, after applying the second step of impairment testing, recorded a goodwill impairment charge. During the annual and interim goodwill impairment tests on the other reporting units, TSFG determined that the fair value of the other reporting units exceeded their respective carrying values, and the second step was not performed. See “Goodwill” for additional discussion of management’s process and the assumptions and the judgments applied.

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

          Effective January 1, 2009, TSFG adopted SFAS No. 141R, “Business Combinations,” which requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.”

Expanded Corporate Facilities

          During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations, including legal, human resources, accounting, finance, certain loan operations, credit, treasury, internal audit, risk management, and other support and administrative functions. Through December 31, 2008, TSFG had invested approximately $65 million in the project and had entered into additional contractual commitments of approximately $26 million. Originally, TSFG planned to place the initial phase of the facilities in service during mid-2009.

          However, in light of the economic downturn, TSFG has initiated a review of the corporate campus to determine the best short-term and long-term options relative to the facility. There are potential one-time charges that will be generated dependent on the corporate campus decision. TSFG may decide on one of the following: to move into the facility as originally planned (which would create lease termination expense when TSFG vacates existing space, currently estimated to be between $8 million and $12 million pre-tax); to modify the amount of space the Company takes and lease the remainder; or to market the campus for sale to an end user (which would require reclassification of the investment in the campus as held for sale and measurement at lower of carrying value or estimated net realizable value, for which no estimate has been made). Each of these options will have different financial impacts. Management is currently in the early stages of this review and plans to make a decision by the end of the third quarter 2009.

Balance Sheet Review

     Loans

          TSFG focuses its lending activities on small and middle market businesses and individuals in its geographic markets. At December 31, 2008, outstanding loans totaled $10.2 billion, which equaled 108.7% of total deposits (127.9% of customer funding) and 75.2% of total assets. Loans held for investment decreased $21.3 million, or 0.2%, to $10.2 billion at December 31, 2008. The major components of the loan portfolio were commercial loans, commercial real estate loans, and consumer loans (including both direct and indirect loans).Substantially all loans were to borrowers located in TSFG’s market areas in South Carolina, North Carolina, and Florida. At December 31, 2008, approximately 6% of the portfolio was unsecured.

          As part of its portfolio and balance sheet management strategies, TSFG reviews its loans held for investment and determines whether its intent for specific loans or classes of loans has changed. If management changes its intent from held for investment to held for sale, the loans are transferred to the held for sale portfolio and recorded at the lower of cost basis or fair value.

          At December 31, 2008, loans held for sale included $16.3 million of nonperforming loans originally held for investment. During 2008, TSFG transferred nonperforming loans with an unpaid principal balance totaling $117.3 million from the held for investment portfolio to the held for sale portfolio, and charged-off $53.4 million of these loans against the allowance for loan losses on or before the date of transfer. Of these loans, approximately $41 million (net of charge-offs) were sold and $3.1 million were transferred back to loans held for investment. The remaining balance was reduced by lower of cost or fair value adjustments and unscheduled paydowns.

          TSFG generally sells a majority of its residential mortgage loans at origination in the secondary market. TSFG also retains certain of its mortgage loans in its held for investment portfolio as part of its overall balance sheet management strategy. Mortgage loans held for sale decreased $3.2 million to $14.7 million at December 31, 2008 from $17.9 million at December 31, 2007, primarily due to lower mortgage loan volume and timing of mortgage sales. Effective January 1, 2008, TSFG elected to account for its mortgage loans held for sale at fair value pursuant to SFAS 159.

          Table 1 summarizes outstanding loans held for investment by loan purpose.

Table 1

Loan Portfolio Composition Based on Loan Purpose

(dollars in thousands)

	December 31,

	2008	2007	2006	2005	2004

Commercial Loans
Commercial and industrial (1)	$2,722,611	$2,742,863	$2,491,210	$2,258,789	$2,049,160
Commercial owner - occupied real estate	1,270,746	1,070,376	830,179	801,953	825,582
Commercial real estate (2)	4,074,331	4,158,384	4,171,631	3,933,927	3,246,729

	8,067,688	7,971,623	7,493,020	6,994,669	6,121,471

Consumer Loans
Indirect - sales finance	635,637	699,014	660,401	916,318	790,372
Consumer lot loans	225,486	311,386	357,325	310,532	103,473
Direct retail (1)	95,397	107,827	98,181	107,295	111,516
Home equity (1)	813,201	754,158	512,881	553,194	524,909

	1,769,721	1,872,385	1,628,788	1,887,339	1,530,270

Mortgage Loans (1)	354,663	369,412	580,059	557,387	456,016

Total loans held for investment	$10,192,072	$10,213,420	$9,701,867	$9,439,395	$8,107,757

Percentage of Loans Held for Investment
Commercial and industrial	26.7%	26.9%	25.7%	23.9%	25.3%
Commercial owner - occupied real estate	12.5	10.5	8.6	8.5	10.2
Commercial real estate	40.0	40.7	43.0	41.7	40.0
Consumer	17.3	18.3	16.7	20.0	18.9
Mortgage	3.5	3.6	6.0	5.9	5.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	During 2008, TSFG reclassified certain loan balances. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(2)	See “Commercial Real Estate Concentration,” “Credit Quality,” and “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” for more detail on commercial real estate loans.

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

          Commercial owner-occupied real estate loans are loans to finance the purchase or expansion of operating facilities used by businesses not engaged in the real estate business. Typical loans are loans to finance offices, manufacturing plants, warehouse facilities, and retail shops. Depending on the property type and the borrower’s cash flows, amortization terms vary from ten years up to 20 years. Although secured by mortgages on the properties financed, these loans are underwritten based on the cash flows generated by operations of the businesses they house.

          Commercial real estate (“CRE”) loans are loans to finance real properties that are acquired, developed, or constructed for sale or lease to parties unrelated to the borrower. Our CRE products fall into four primary categories including land, acquisition and development, construction, and income property. See “Commercial Real Estate Concentration” below for further details.

          Indirect - sales finance loans are loans to individuals to finance the purchase of motor vehicles. They are closed at the auto dealership but approved in advance by TSFG for immediate purchase. Loans are extended on new and used motor vehicles with terms varying from two to six years. During second quarter 2008, TSFG ceased originating indirect loans in Florida, and plans to allow this portion of the portfolio to run off over its remaining life. At December 31, 2008, this portfolio of Florida indirect loans totaled $380.7 million. In January 2009, TSFG effectively stopped originating indirect auto loans in its remaining markets, with the exception of a few dealers that fit within our relationship strategy.

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

          Portfolio risk is partially managed by maintaining a “house” lending limit at a level significantly lower than the legal lending limit of Carolina First Bank, and by requiring approval by the Risk Committee of the Board of Directors to exceed this house limit. At December 31, 2008, TSFG’s house lending limit was $35 million, and 10 credit relationships totaling $442.0 million were in excess of the house lending limit (but not the legal lending limit). The 20 largest credit relationships have an aggregate outstanding principal balance of $536.0 million, or 5.3% of total loans held for investment, at December 31, 2008, compared to 4.2% of total loans held for investment at December 31, 2007. Approximately $15 million of these loans were considered nonperforming loans as of December 31, 2008.

          TSFG, through its Corporate Banking group, participates in “shared national credits” (multi-bank credit facilities of $20 million or more, or “SNCs”), primarily to borrowers who are headquartered or conduct business in or near our markets. At December 31, 2008, the loan portfolio included commitments totaling $1.3 billion in SNCs. Outstanding borrowings under these commitments totaled $711.6 million, increasing from $660.7 million at December 31, 2007. The largest commitment was $40.0 million and the largest outstanding balance was $33.0 million at December 31, 2008. In addition to internal limits that control our credit exposure to individual borrowers, we have established limits on the size of the overall SNC portfolio, and have established a sub-limit for total credit exposure to borrowers located outside of our markets. All of our SNC relationships are underwritten and managed in a centralized Corporate Banking Group staffed with experienced bankers. Our strategy targets borrowers whose management teams are well known to us and whose risk profile is above average. Our ongoing strategic plan is to maintain diversity in our portfolio and expand the profitability of our relationships through the sale of non-credit products. Going forward, we expect to reduce the percentage of our portfolio invested in SNCs.

          Table 2 presents remaining maturities of certain loan classifications at December 31, 2008. The table also provides the breakdown between those loans with a predetermined interest rate and those loans with a floating interest rate.

Table 2

Selected Loan Maturity and Interest Sensitivity

(dollars in thousands)

	One Year or Less	Over One But Less Than Five Years	Over Five Years	Total

Commercial and industrial	$1,319,732	$1,137,615	$265,264	$2,722,611
Commercial owner - occupied real estate	135,752	663,092	471,902	1,270,746
Commercial real estate	1,456,277	2,123,882	494,172	4,074,331
Total of loans with:
Floating interest rates (1)	2,518,980	2,234,662	610,035	5,363,677
Predetermined interest rates	392,781	1,689,927	621,303	2,704,011

(1)

TSFG has entered into swaps and an interest rate floor to hedge the forecasted interest income from certain prime-based and LIBOR-based loans. The notional amount of the swaps and the floor totaled $1.7 billion and $200.0 million, respectively, at December 31, 2008.

          Table 3 summarizes TSFG’s loan relationships, including unused loan commitments, which are greater than $20 million.

Table 3

Loan Relationships Greater than $20 Million

			Outstanding Principal Balance

	Number of Borrowers	Total Commitment	Amount	Percentage of Loans Held for Investment

December 31, 2008	53	$1.6 billion	$1.1 billion	10.3%
December 31, 2007	57	1.6 billion	979.8 million	9.6

     Commercial Real Estate Concentration

          The portfolio’s largest concentration is in commercial real estate loans. Real estate development and construction are major components of the economic activity that occurs in TSFG’s markets. TSFG’s commercial real estate products include the following:

Commercial Real Estate	Description
Product

Completed income property	Loans to finance a variety of income producing properties, including apartments, retail centers, hotels, office buildings and industrial facilities
Residential A&D	Loans to develop land into residential lots
Commercial A&D	Loans to finance the development of raw land into sellable commercial lots
Commercial construction	Loans to finance the construction of various types of income property
Residential construction	Loans to construct single family housing; primarily to residential builders
Residential condo	Loans to construct or convert residential condominiums
Undeveloped land	Loans to acquire land for resale or future development

          Underwriting policies dictate the loan-to-value (“LTV”) limitations for commercial real estate loans. Table 4 presents selected characteristics of commercial real estate loans by product type.

Table 4

Selected Characteristics of Commercial Real Estate Loans

(dollars in thousands)

	December 31, 2008

Commercial Real Estate Product Type	Policy LTV	Weighted Average Time to Maturity (in months)	Weighted Average Loan Size	Largest Ten Total O/S

Completed income property	85%	40.7	$512	$163,234
Residential A&D	75	10.1	625	96,737
Commercial A&D	75	10.2	1,153	101,137
Commercial construction	80	29.6	2,228	131,766
Residential construction	80	11.4	307	54,404
Residential condo	80	8.6	1,398	127,529
Undeveloped land	65	10.7	732	99,293

Overall		28.3	$606	$774,100

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

          Late in first quarter 2008, the land portfolio in Florida began to exhibit indicators of distress which prompted additional analysis of the existing portfolio and potential losses based on existing loan to value ratios and anticipated default probabilities. This analysis is further discussed in “Allowance for Loan Losses and Reserve for Unfunded Lending Commitments” below. The allowance for loan losses was increased by approximately $35 million during the year ended 2008 as a result of this analysis.

          Table 5 presents the commercial real estate portfolio by geography, while Table 6 presents the commercial real estate portfolio by geography and property type. Commercial real estate nonaccruals, past dues, and net charge-offs are presented in Tables 8, 9, 10, and 14, respectively. TSFG monitors trends in these categories in order to evaluate the possibility of higher credit risk in its commercial real estate portfolio.

Table 5

Commercial Real Estate Loans by Geographic Diversification (1)

(dollars in thousands)

	December 31, 2008		December 31, 2007

	Balance	% of Total	Balance	% of Total

South Carolina, excluding Coastal:
Upstate South Carolina (Greenville)	$544,188	13.4%	$400,936	9.6%
Midlands South Carolina (Columbia)	238,329	5.9	300,414	7.2
Greater South Charlotte South Carolina (Rock Hill)	164,709	4.0	134,166	3.2
Coastal South Carolina:
North Coastal South Carolina (Myrtle Beach)	329,440	8.1	297,075	7.2
South Coastal South Carolina (Charleston)	268,951	6.6	231,881	5.6
Western North Carolina (Hendersonville/Asheville)	830,132	20.4	868,226	20.9
Central Florida:
Central Florida (Orlando)	274,560	6.7	278,416	6.7
Marion County, Florida (Ocala)	156,700	3.8	168,054	4.0
North Florida:
Northeast Florida (Jacksonville)	276,942	6.8	327,877	7.9
North Central Florida	311,426	7.6	301,485	7.3
South Florida (Ft. Lauderdale)	232,437	5.7	283,937	6.8
Tampa Bay Florida	446,517	11.0	565,917	13.6

Total commercial real estate loans	$4,074,331	100.0%	$4,158,384	100.0%

(1) Geography is primarily determined by the originating operating geographic market and not necessarily the ultimate location of the underlying collateral.

Note: At December 31, 2008 and 2007, average loan size for commercial real estate loans totaled $606,000 and $557,000, respectively.

Table 6

Commercial Real Estate Loans by Geography and Product Type

(dollars in thousands)

	December 31, 2008 Commercial Real Estate Loans by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE	% of LHFI

Commercial Real Estate Loans by Product Type
Completed income property	$539,047	$288,217	$468,047	$210,792	$358,814	$135,443	$202,965	$2,203,325	21.6%
Residential A&D	101,069	71,942	170,169	35,512	73,476	4,268	31,455	487,891	4.8
Commercial A&D	49,519	31,249	43,616	40,838	8,974	29,768	70,370	274,334	2.7
Commercial construction	163,585	34,454	29,225	49,723	17,767	18,842	20,566	334,162	3.3
Residential construction	27,544	40,472	43,641	19,714	30,610	11	7,955	169,947	1.7
Residential condo	23,098	86,502	10,660	1,175	30,905	21,204	24,915	198,459	1.9
Undeveloped land	43,364	45,555	64,774	73,506	67,822	22,901	88,291	406,213	4.0

Total CRE Loans	$947,226	$598,391	$830,132	$431,260	$588,368	$232,437	$446,517	$4,074,331	40.0%

CRE Loans as % of Total Loans HFI	9.3%	5.9%	8.1%	4.2%	5.8%	2.3%	4.4%	40.0%

     Credit Quality

          A willingness to take credit risk is inherent in the decision to grant credit. Prudent risk-taking requires a credit risk management system based on sound policies and control processes that ensure compliance with those policies. TSFG’s credit risk management system is defined by policies approved by the Board of Directors that govern the risk underwriting, portfolio monitoring, and problem loan administration processes. Adherence to underwriting standards is managed through a multi-layered credit approval process and after-the-fact review by credit risk management of loans approved by lenders. Through daily review by credit risk managers, monthly reviews of exception reports, and ongoing analysis of asset quality trends, compliance with underwriting and loan monitoring policies is closely supervised. The administration of problem loans is driven by policies that require written plans for resolution and periodic meetings with credit risk management to review progress. Credit risk management activities are monitored by Risk Committee of the Board, which meets periodically to review credit quality trends, new large credits, loans to insiders, large problem credits, credit policy changes, and reports on independent credit reviews.

          Table 7 presents a summary of TSFG’s credit quality indicators.

Table 7

Credit Quality Indicators

(dollars in thousands)

	December 31,

	2008		2007		2006		2005		2004

Loans held for sale	$30,963		$17,867		$28,556		$37,171		$21,302
Loans held for investment	10,192,072		10,213,420		9,701,867		9,439,395		8,107,757
Allowance for loan losses	247,086		126,427		111,663		107,767		96,434
Allowance for credit losses (1)	249,874		128,695		112,688		109,350		96,918

Nonaccrual loans - commercial and industrial (2)	$35,998		$22,963		$7,052		$25,145		$38,015
Nonaccrual loans - commercial owner - occupied real estate	14,876		4,085		4,512		included above		included above
Nonaccrual loans - commercial real estate	230,373		36,634		16,913		included above		included above
Nonaccrual loans - consumer (2)	39,009		11,606		5,250		3,417		2,312
Nonaccrual loans - mortgage (2)(3)	29,126		4,903		3,441		4,693		4,755
Restructured loans accruing interest	6,249		1,440		—		—		—

Total nonperforming loans held for investment	355,631		81,631		37,168		33,255		45,082
Nonperforming loans held for sale - CRE	16,282		—		—		—		—
Foreclosed property (other real estate owned and personal property repossessions)	48,993		8,276		4,341		10,722		10,894

Total nonperforming assets	420,906		89,907		41,509		43,977		55,976

Loans past due 90 days or more (interest accruing)	$47,481		$5,349		$3,129		$4,548		$3,764

Total nonperforming assets as a percentage of loans and foreclosed property	4.10%		0.88%		0.43%		0.46%		0.69%
Allowance for loan losses as a percentage of loans held for investment	2.42		1.24		1.15		1.14		1.19
Allowance for credit losses as a percentage of loans held for investment	2.45		1.26		1.16		1.16		1.20
Allowance for loan losses to nonperforming loans held for investment	0.69	x	1.55	x	3.00	x	3.24	x	2.14	x

(1)	The allowance for credit losses is the sum of the allowance for loan losses and the reserve for unfunded lending commitments.

(2)	In 2008, TSFG reclassified certain loan balances. Amounts presented for prior periods have been reclassified to conform to the current presentation.

(3)	At December 31, 2008, approximately 67% of nonaccrual loans – mortgage were located in Florida and approximately 79% were jumbo mortgages.

          TSFG’s nonperforming asset ratio (nonperforming assets as a percentage of loans and foreclosed property) increased to 4.10% at December 31, 2008 from 0.88% at December 31, 2007. The increase in nonperforming assets was primarily attributable to accelerated market deterioration in residential housing and development-related loans, principally in Florida markets.

           Tables 8 and 9 present CRE nonaccrual loans and CRE loans 90 days past due still accruing interest by geography and product type.

Table 8

Commercial Real Estate Nonaccrual Loans

(dollars in thousands)

	December 31, 2008 CRE Nonaccrual Loans HFI (“NAL”) by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NAL	% of NAL (1)

CRE Nonaccrual Loans by Product Type
Completed income property	$2,203	$11,151	$8,219	$11,374	$3,760	$6,103	$16,089	$58,899	16.9%
Residential A&D	3,594	2,560	21,779	1,745	3,873	788	9,817	44,156	12.6
Commercial A&D	390	5,930	1,065	123	—	5,250	1,017	13,775	3.9
Commercial construction	—	—	624	—	—	3,733	11,395	15,752	4.5
Residential construction	915	1,792	8,040	6,424	2,986	11	—	20,168	5.8
Residential condo	8,193	2,835	93	—	—	7,992	5,781	24,894	7.1
Undeveloped land	1,069	351	310	10,378	5,332	7,431	27,858	52,729	15.1

Total CRE Nonaccrual Loans	$16,364	$24,619	$40,130	$30,044	$15,951	$31,308	$71,957	$230,373	65.9%

CRE Nonaccrual Loans as % of Total Nonaccrual Loans HFI (1)	4.7%	7.0%	11.5%	8.6%	4.6%	8.9%	20.6%	65.9%

(1)

Calculated as a percent of nonaccrual loans held for investment, which totaled $349.4 million at December 31, 2008. Excludes nonaccrual loans held for sale, which totaled $16.3 million at December 31, 2008.

Table 9

Commercial Real Estate Loans HFI Past Due 90 Days or More and Interest Accruing

(dollars in thousands)

	December 31, 2008 CRE 90+ Days Past Due (“90+ PD”) by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Cental FL	Total CRE 90+ PD

CRE 90+ Days Past Due by Product Type
Completed income property	$—	$—	$210	$—	$210
Residential A&D	8,199	7,428	—	—	15,627
Undeveloped land	—	—	13	12,155	12,168

Total CRE 90+ PD	$8,199	$7,428	$223	$12,155	$28,005

          Subsequent to December 31, 2008, $12.1 million of the $28.0 million shown in the table above was placed on nonaccrual status. Table 10 provides detail regarding commercial real estate loans past due 30 days or more.

Table 10

Commercial Real Estate Loans Past Due 30 Days or More (excluding nonaccruals)

(dollars in thousands)

	December 31, 2008		December 31, 2007

	Balance	% of CRE	Balance	% of CRE

North Carolina	$21,364	0.53%	$10,029	0.24%
South Carolina	34,268	0.84	1,889	0.05
Florida	44,471	1.09	14,383	0.34

Total CRE loans past due 30 days or more	$100,103	2.46%	$26,301	0.63%

          Potential problem loans consist of commercial loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties. These loans are identified through our internal risk grading processes. Management monitors these loans closely and reviews their performance on a regular basis. Table 11 provides additional detail regarding potential problem loans.

Table 11

Potential Problem Loans

(dollars in thousands)

	December 31, 2008

		Outstanding Principal Balance

			Percentage of Loans Held for Investment
	Number of Loans	Amount

Large potential problem loans ($5 million or more)	23	$217,688	2.13%
Small potential problem loans (less than $5 million)	732	282,189	2.77

Total potential problem loans (1)	755	$499,877	4.90%

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

          The adjusted loss ratio for each pool is multiplied by the dollar amount of loans in the pool in order to create a range. We then add and subtract five percent (5.0%) to and from this amount to create the upper and lower boundaries of the range. The upper and lower boundary amounts for each pool are summed to establish the total range. Although TSFG generally uses the actual historical loss rate, on occasion management may decide to select a higher or lower boundary based on known market trends or internal behaviors that would impact the performance of a specific portfolio grouping. The Level I reserves totaled $81.8 million at December 31, 2008, based on the portfolio historical loss rates, compared to $48.7 million at December 31, 2007.

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

          TSFG tests a broad group of loans for impairment each quarter (this includes all loans over $500,000 that have been placed in nonaccrual status). Once a loan is identified as impaired, reserves are based on a thorough analysis of the most probable source of repayment which is normally the liquidation of collateral, but may also include discounted future cash flows or the market value of the loan itself. Generally, for collateral dependent loans, current market appraisals are utilized for larger credits; however, in situations where a current market appraisal is not available, management uses the best available information (including appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable publications and other observable market data) to estimate the current fair value (less cost to sell) of the subject property. TSFG had Level II reserves of $44.4 million at December 31, 2008, compared to $11.3 million at December 31, 2007.

          Level III Reserves. The third component of the Allowance represents subjective and judgmental adjustments determined by management to account for the effect of risks or losses that are not fully captured elsewhere. This part of the methodology is calculated in accordance with SFAS 5 and reflects adjustments to historical loss experience to incorporate current economic conditions and other factors which impact the inherent losses in the portfolio. This component includes amounts for new loan products or portfolio categories which are deemed to have risks not included in the other reserve elements as well as macroeconomic and other factors. The qualitative risk factors of this third allowance level are more subjective and require a high degree of management judgment. Currently, Level III Reserves include additional reserves for current economic conditions, the commercial real estate concentration in the portfolio, and an additional adjustment to represent declining land values.

          During first quarter 2008, undeveloped land loans were experiencing distressed default rates, and higher loss severities were expected. TSFG performed two separate analyses to determine an accurate adjustment to this category. Both analyses concluded that an adjustment to the allowance of $23.8 million was appropriate. This adjustment was added to the Allowance in the Florida Bank segment for the first time during first quarter 2008. This analysis was updated during 2008 with updated loan balances on this subportfolio using an adjusted appraisal discount, which resulted in the new Level III allowance component increasing to $35.2 million at December 31, 2008, of which $33.4 million was allocated to Florida loans and $1.8 million was allocated to North Carolina loans.

          TSFG also experienced an increase in losses in the indirect portfolio, as $14.1 million was charged-off (net of recoveries) during 2008, compared to $6.0 million in 2007. As a result of that recognizable increase and a similar stress on lot loans (see next paragraph), an adjustment was made to the component of economic conditions increasing that portion of the Allowance by $12.2 million.

          The Company has begun to experience stress in the Direct Consumer Portfolio related to consumer lot loans in some coastal communities. TSFG experienced elevated losses in this portfolio during fourth quarter 2008, and anticipates additional stress during 2009. Due to this anticipated stress, the Company created an adjustment for this portfolio (in addition to the economic conditions adjustment mentioned above) which added approximately $4.5 million to the allowance from 2007 year end.

          As a result of the areas mentioned above, the Level III Reserves increased to $117.0 million at December 31, 2008, from $66.4 million at December 31, 2007.

          Reserve for Unfunded Commitments. At December 31, 2008 and 2007, the reserve for unfunded commitments was $2.8 million and $2.3 million, respectively. This reserve is determined by formula; historical loss ratios are multiplied by potential usage levels (i.e., the difference between actual usage levels and the second highest historical usage level).

          Unallocated Reserves. The calculated Level I, II and III reserves are then segregated into allocated and unallocated components. The allocated component is the sum of the loss estimates at the lower end of the probable loss ranges, and is distributed to the loan categories based on the mix of loans in each category. The unallocated portion is calculated as the sum of the differences between the actual calculated Allowance and the lower boundary amounts for each category in our model. The sum of these differences at December 31, 2008 was $13.9 million, up from $6.0 million at December 31, 2007. The unallocated Allowance is the result of management’s best estimate of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends, as well as the imprecision inherent in estimates used for the allocated portions of the Allowance. Management reviews the overall level of the Allowance as well as the unallocated component and considers the level of both amounts in determining the appropriate level of reserves for the overall inherent risk in TSFG’s total loan portfolio.

          Changes in the Level II reserves (and the overall Allowance) may not correlate to the relative change in impaired loans depending on a number of factors including whether the impaired loans are secured, the collateral type, and the estimated loss severity on individual loans. Specifically, impaired loans increased to $287.5 million at December 31, 2008 from $68.1 million at December 31, 2007, primarily attributable to commercial real estate loans in Florida. Most of the loans contributing to the increase were over $500,000 and were evaluated for whether a specific reserve was warranted based on the analysis of the most probable source of repayment including liquidation of the collateral. Based on this analysis, the Level II Reserves increased 292% compared to the 322% increase in impaired loans.

          Changes in the other components of the Allowance (reserves for Level I, Level III, unallocated, and unfunded commitments) are not related to specific loans but reflect changes in loss experience and subjective and judgmental adjustments made by management. For example, due to indicators of stress on the land portfolio in Florida and other credit quality indicators, these reserves were increased by $35.2 million during 2008.

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

          Table 12, which summarizes the changes in the Allowance, and Table 13, which reflects the allocation of the Allowance at the end of each year, provides additional information with respect to the activity in the Allowance.

Table 12

Summary of Loan Loss Experience

(dollars in thousands)

	December 31,

	2008	2007	2006	2005	2004

Allowance for loan losses, beginning of year	$126,427	$111,663	$107,767	$96,434	$72,811
Purchase accounting adjustments	—	—	—	3,741	20,682
Allowance adjustment for loans sold	—	—	(3,089)	—	(506)
Charge-offs:
Commercial and industrial	44,647	18,651	16,440	22,989	20,806
Commercial owner-occupied real estate	3,671	2,576	1,693	652	2,040
Commercial real estate	135,414	12,714	10,638	7,436	5,295
Indirect - sales finance	14,927	6,582	4,205	4,658	5,335
Consumer lot loans	14,349	15,225	83	7	43
Direct retail	731	1,117	1,468	1,221	1,565
Home equity	6,239	1,284	1,452	1,428	1,198
Mortgage loans	10,983	1,259	644	823	721

Total loans charged-off	230,961	59,408	36,623	39,214	37,003

Recoveries:
Commercial and industrial	2,577	3,898	6,522	4,652	2,754
Commercial owner-occupied real estate	179	270	739	73	147
Commercial real estate	2,544	1,440	1,699	1,269	1,145
Indirect - sales finance	794	538	746	522	590
Consumer lot loans	680	9	3	4	2
Direct retail	—	339	311	325	526
Home equity	180	285	241	379	304
Mortgage loans	597	68	—	89	3

Total loans recovered	7,551	6,847	10,261	7,313	5,471

Net charge-offs	223,410	52,561	26,362	31,901	31,532
Additions through provision expense	344,069	67,325	33,347	39,493	34,979

Allowance for loan losses, end of year	$247,086	$126,427	$111,663	$107,767	$96,434

Average loans held for investment	$10,351,897	$9,985,751	$9,581,602	$8,848,279	$6,909,545
Loans held for investment (period end)	10,192,072	10,213,420	9,701,867	9,439,395	8,107,757
Net charge-offs as a percentage of average loans held for investment	2.16%	0.53%	0.28%	0.36%	0.46%

Table 13

Composition of Allowance for Loan Losses

(dollars in thousands)

	December 31,

	2008	2007	2006	2005	2004

Commercial and industrial	$58,712	$35,834	$32,004	$27,130	$24,588
Commercial owner-occupied real estate	27,533	14,875	10,321	10,599	11,742
Commercial real estate	108,125	56,519	52,080	45,957	35,915
Indirect - sales finance	9,750	6,499	4,623	8,825	10,500
Consumer lot loans	7,470	879	1,201	1,777	969
Direct retail	3,160	304	330	614	1,044
Home equity	12,154	2,369	2,256	3,309	4,811
Mortgage loans	6,245	3,132	2,487	3,965	2,092
Unallocated	13,937	6,016	6,361	5,591	4,773

Total	$247,086	$126,427	$111,663	$107,767	$96,434

          Table 14 provides additional detail for 2008 commercial real estate net charge-offs.

Table 14

CRE Net Charge-Offs by Product Type

(dollars in thousands)

	Year Ended December 31, 2008 CRE Net Charge-Offs (“NCO”) by Geography

	SC, Excl Coastal	Coastal SC	Western NC	Central FL	North FL	South FL	Tampa Bay	Total CRE NCO	% of NCO

CRE Net Charge-Offs by Product Type
Completed income property	$1,931	$314	$2,881	$4,707	$1,511	$2,656	$1,200	$15,200	6.8%
Residential A&D	643	562	5,239	12,538	11,190	—	11,825	41,997	18.8
Commercial A&D	245	1,450	241	179	—	765	8,424	11,304	5.1
Commercial construction	—	—	755	—	—	3,005	—	3,760	1.7
Residential construction	1,061	1,059	1,448	2,085	3,439	—	—	9,092	4.1
Residential condo	1,053	1,000	185	943	140	6,566	20,375	30,262	13.5
Undeveloped land	150	—	1,423	611	10,218	6,831	2,022	21,255	9.5

Total CRE Net Charge-Offs	$5,083	$4,385	$12,172	$21,063	$26,498	$19,823	$43,846	$132,870	59.5%

CRE Net Charge-Offs as % of Total Net Charge-Offs	2.3%	2.0%	5.4%	9.4%	11.9%	8.9%	19.6%	59.5%

          In addition to the allowance for loan losses, TSFG also estimates probable losses related to binding unfunded lending commitments. The methodology to determine such losses is inherently similar to the methodology utilized in calculating the allowance for commercial loans, adjusted for factors specific to binding commitments, including the probability of funding. The reserve for unfunded lending commitments is included in other liabilities on the balance sheet. Changes to the reserve for unfunded lending commitments are made by changes to the provision for credit losses. (See Item 8, Note 8 to the Consolidated Financial Statements for information regarding the reserve for unfunded lending commitments, which information is incorporated herein by reference.)

     Securities

          TSFG uses the investment securities portfolio for several purposes. It serves as a vehicle to manage interest rate risk, to generate interest and dividend income, to provide liquidity to meet funding requirements, and to provide collateral for pledges on public deposits, TT&L advances, FHLB advances, derivatives, and securities sold under repurchase agreements. TSFG strives to provide adequate flexibility to proactively manage cash flow as market conditions change. Cash flow may be used to pay-off borrowings, to fund loan growth, or to reinvest in securities at then current market rates. Table 15 shows the carrying values of the investment securities portfolio at the end of each of the last five years.

Table 15

Investment Securities Portfolio Composition

(dollars in thousands)

	December 31,

	2008	2007	2006	2005	2004

Trading Account (at fair value)
U.S. Treasury	$—	$—	$—	$22	$—
U.S. Government agencies	—	—	—	137	—
State and municipal	—	—	—	1,243	—

	—	—	—	1,402	—

Securities Available for Sale (at fair value)
U.S. Treasury	2,069	27,592	166,719	182,468	234,538
U.S. Government agencies	313,729	503,571	653,034	656,442	930,046
Agency mortgage-backed securities	1,468,639	1,088,427	1,400,288	1,688,862	2,502,440
Private label mortgage-backed securities	12,771	—	—	—	—
State and municipal	262,248	302,586	341,488	373,892	272,535
Other investments:
Corporate bonds	9,963	20,380	113,365	112,246	141,970
Federal Home Loan Bank (“FHLB”) stock	35,536	35,333	52,246	67,553	72,733
Community bank stocks	672	4,988	12,406	10,067	14,899
Federal National Mortgage Association preferred stock	—	—	—	—	50,062
Federal Home Loan Mortgage Corporation preferred stock	—	—	—	—	11,990
Other equity investments	1,567	3,335	3,910	4,037	3,630

	2,107,194	1,986,212	2,743,456	3,095,567	4,234,843

Securities Held to Maturity (at amortized cost)
State and municipal	22,609	39,451	52,208	62,548	75,145
Other investments	100	240	100	100	100

	22,709	39,691	52,308	62,648	75,245

Total	$2,129,903	$2,025,903	$2,795,764	$3,159,617	$4,310,088

Total securities as a percentage of total assets	15.7%	14.6%	19.7%	22.1%	31.2%

          Securities (i.e., trading securities, securities available for sale, and securities held to maturity), excluding the unrealized loss on available for sale securities, averaged $2.1 billion in 2008, 17.3% below the average for 2007 of $2.5 billion. The average tax-equivalent portfolio yield decreased in 2008 to 4.65% from 4.81% in 2007. The securities yield decreased primarily due to an overall decline in interest rates resulting in reinvestment of maturities and calls at lower yields.

          The expected duration of the debt securities portfolio was approximately 2.9 years at December 31, 2008, a decrease from approximately 3.3 years at December 31, 2007. If interest rates rise, the duration of the debt securities portfolio may extend. Conversely, if interest rates fall, the duration of the debt securities portfolio may decline. Since total securities include callable bonds and mortgage-backed securities, security paydowns are likely to accelerate if interest rates fall or decline if interest rates rise. Changes in interest rates and related prepayment activity impact yields and fair values of TSFG’s securities.

          The available for sale portfolio constituted 98.9% of total securities at December 31, 2008. Management believes that maintaining most of its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk.

          Approximately 57% of mortgage-backed securities (“MBS”) are collateralized mortgage obligations (“CMOs”) with an average expected duration of 4.3 years. At December 31, 2008, approximately 15% of the MBS portfolio was variable rate or hybrid variable rate, where the rate adjusts on an annual basis after a specified fixed rate period, generally ranging from one to ten years.

          In second quarter 2008, TSFG recorded $927,000 in other-than-temporary impairment on its corporate bond portfolio due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy. In third quarter 2008, TSFG sold approximately $8.4 million of corporate bonds and recognized a gain on sale of approximately $129,000. Additionally in

2008, TSFG recorded $2.1 million in other-than-temporary impairment on certain community bank-related investments included in the other investments portfolio due to the severity and/or duration of the impairment. In 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its corporate bond portfolio, and sold approximately $70 million of those bonds.

          At December 31, 2008, TSFG had equity investments in two community banks located in the Southeast with a cost basis of $727,000 and a fair value of $672,000. In each case, TSFG owns less than 5% of the community bank’s outstanding common stock. These investments in community banks are included in securities available for sale. As mentioned above, in 2008, TSFG recorded $2.1 million in other-than-temporary impairment on certain of these investments and certain community bank-related investments included in other equity investments. During 2007, TSFG sold approximately $6 million of such securities for a net gain of $1.7 million.

          The net unrealized gain on securities available for sale (pre-tax) totaled $10.9 million at December 31, 2008, compared with a $48.8 million loss at December 31, 2007, primarily due to a decrease in long term interest rates. If interest rates increase, credit spreads widen, and/or market illiquidity worsens, TSFG expects its net unrealized gain on securities available for sale to decrease. See Item 1, Note 6 to the Consolidated Financial Statements for information about TSFG’s securities in unrealized loss positions.

Table 16 shows the credit risk profile of the securities portfolio for the years ended December 31, 2008 and 2007.

Table 16

Investment Securities Portfolio Credit Risk Profile

(dollars in thousands)

	December 31, 2008		December 31, 2007

	Balance	% of Total	Balance	% of Total

Government and agency
U.S. Treasury	$2,069	0.1%	$27,592	1.4%
U.S. Government agencies (1)	313,729	14.7	503,571	24.9
Agency mortgage-backed securities (MBS) (1)(2)	1,468,639	68.9	1,088,427	53.7
Federal Home Loan Bank Stock	35,536	1.7	35,333	1.7

Total government and agency	1,819,973	85.4	1,654,923	81.7

State and municipal (3)(4)(5)
Pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund	188,598	8.9	214,675	10.6
Underlying issuer or collateral rated A or better (including South Carolina State Aid)	81,238	3.8	102,187	5.1
Underlying issuer or collateral rated BBB	7,344	0.3	12,930	0.6
Non-rated	7,677	0.4	12,245	0.6

Total state and municipal	284,857	13.4	342,037	16.9

Corporate bonds
AA or A-rated	9,963	0.5	17,068	0.8
BBB-rated	—	—	3,312	0.2

Total corporate bonds	9,963	0.5	20,380	1.0

Private label mortgage-backed securities AAA-rated (2)	12,771	0.6	—	—

Community bank stocks and other	2,339	0.1	8,563	0.4

Total securities	$2,129,903	100.0%	$2,025,903	100.0%

Percent of total securities: (4)
Rated A or higher		99.2%		98.2%
Investment grade		99.5		99.0

(1)	At December 31, 2008, these numbers include, in the aggregate, $172.8 million and $1.5 billion related to senior debt and MBS, respectively, issued by FNMA and FHLMC.

(2)	Current policies restrict MBS/CMO purchases to agency-backed and a small percent of private-label securities and prohibit securities collateralized by sub-prime assets.

(3)	At December 31, 2008 and 2007, state and municipal securities include $22.6 million and $39.5 million, respectively, of securities held to maturity at amortized cost.

(4)

Ratings shown above do not reflect the benefit of guarantees by bond insurers. At December 31, 2008 and 2007, $39.1 million and $43.5 million, respectively, of municipal bonds are guaranteed by bond insurers.

(5)

At December 31, 2008, the breakdown by current bond rating is as follows: $188.6 million pre-funded with collateral or AAA-rated backed by Texas Permanent School Fund, $7.7 million AAA-rated, $83.7 million AA or A-rated, $2.6 million BBB-rated, and $2.3 million non-rated.

Note:

Within each category, securities are ordered based on risk assessment from lowest to highest. TSFG holds no collateralized debt obligations, or subordinated debt or equity investments in FNMA or FHLMC.

               Table 17 shows the contractual maturity schedule for securities held to maturity and securities available for sale at December 31, 2008. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. The table also reflects the weighted average yield of the investment securities.

Table 17

Investment Securities Maturity Schedule

(dollars in thousands)

Available for Sale — Fair Value

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	No Contractual Maturity (1)	Total

U.S. Treasury	$2,069	$—	$—	$—	$—	$2,069
U.S. Government agencies	—	167,543	3,001	143,185	—	313,729
Agency mortgage-backed securities	40,765	284,730	180,151	962,993	—	1,468,639
Private label mortgage-backed securities	—	—	—	12,771	—	12,771
State and municipal	37,445	166,023	52,013	6,767	—	262,248
Other investments	9,968	2	—	—	37,768	47,738

	$90,247	$618,298	$235,165	$1,125,716	$37,768	$2,107,194

Weighted Average Yield
U.S. Treasury	5.93%	—%	—%	—%	—%	5.93%
U.S. Government agencies	—	3.38	5.36	5.63	—	4.46
Agency mortgage-backed securities	4.99	4.76	4.36	4.53	—	4.61
Private label mortgage-backed securities	—	—	—	5.31	—	5.31
State and municipal	4.42	5.14	5.64	7.28	—	5.19
Other investments	5.54	4.00	—	—	n/a	5.32

	4.84%	4.50%	4.65%	4.70%	—%	4.68%

Held to Maturity -- Amortized Cost
State and municipal	$5,284	$15,628	$1,697	$—	$—	$22,609
Other investments	—	100	—	—	—	100

	$5,284	$15,728	$1,697	$—	$—	$22,709

Weighted Average Yield
State and municipal	6.06%	5.61%	5.32%	—%	—%	5.70%
Other investments	—	5.48	—	—	—	5.48

	6.06%	5.61%	5.32%	—%	—%	5.70%

(1)	These securities have no contractual maturity or yield and accordingly are excluded from the “Other Investments” yield calculation, as well as the overall “Available for Sale” yield calculation.

          Investments Included in Other Assets. TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. Fair values are estimated based on information available as no quoted market prices are available. In 2008, 2007, and 2006, TSFG recorded $589,000, $2.0 million, and $126,000, respectively, in other-than-temporary impairment on these investments. Since certain of these investments are real estate-related, additional impairment in future periods is possible. Additionally, in 2008, TSFG sold certain of these investments and recorded $4.3 million of realized gains. At December 31, 2008, TSFG’s investment in these entities totaled $18.1 million, of which $5.3 million were accounted for under the cost method and $12.8 million were accounted for under the equity method. At December 31, 2008, TSFG’s remaining commitment to advance funds on these investments was $7.2 million. At December 31, 2007, TSFG’s investment in these entities totaled $16.4 million, of which $6.9 million were accounted for under the cost method and $9.5 million were accounted for under the equity method.

          Subsequent to December 31, 2008, TSFG repurchased $6.9 million of various auction rate preferred securities from brokerage customers who purchased the securities during 2007. Currently, the market for these securities is illiquid and TSFG expects to record a charge of approximately $700,000 during first quarter 2009 to adjust these securities to estimated fair value reflective of the current market conditions. If they are redeemed by the issuer or market liquidity returns, the securities may recover in value; however, such recovery in value can not be assured.

     Goodwill

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), TSFG evaluates its goodwill annually for each reporting unit as of June 30th or more frequently if events or circumstances indicate that there may be impairment. The acceleration of credit deterioration in Florida and overall adverse changes in the banking industry prompted TSFG to perform an interim impairment evaluation of a significant portion of the recorded goodwill at each quarter-end during 2008. As a result of these evaluations, TSFG recorded goodwill impairment charges of $426.0 million in 2008, which are included in noninterest expense in the consolidated statements of income. The fair value of the Mercantile reporting unit evaluated for impairment was determined primarily using discounted cash flow models based on internal forecasts (90% weighting) and, to a lesser extent, market-based trading and transaction multiples (10% weighting). The internal forecasts include certain assumptions made by management, including expected growth rates in loans and customer funding, changes in net interest margin, credit quality trends, and the forecasted levels of other income and expense items. Forecasts are prepared for each of the next five years, with a terminal cash flow assigned to the remainder of the forecast horizon. A range of terminal growth rates ranging from 3% to 7% are applied to the terminal cash flow. Each period’s cash flow is then discounted using a range of discount rates based on the risk-free rate plus a premium based on overall stock market volatility and the volatility of our own stock. The portion of the estimated value derived from market-based trading and transaction multiples is based on a weighting of market multiples for selected peer institutions based on such metrics as book value of equity, tangible equity, assets, trailing earnings, and projected earnings. The value assigned to the reporting unit for purposes of the goodwill impairment evaluation is based on the midpoint of the range of values determined using the method outlined above.

          During first quarter 2008, TSFG recognized $188.4 million in goodwill impairment in the Mercantile banking segment primarily due to increased projected credit costs and a related decrease in projected loan growth, as well as changes in the measurement of segment profitability. During fourth quarter 2008, TSFG recognized an additional $237.6 million of goodwill impairment primarily due to an increase in the discount rate used for valuing future cash flows of our Mercantile reporting unit and a reduction in the projected cash flows primarily over the next two years. The range of discount rates used increased to 14% to 18% at December 31, 2008 (from 10% to 14% in prior evaluations) due to increases in overall stock market volatility as well as volatility of our stock.

          In the current environment, forecasting cash flows, credit losses and growth in addition to valuing the Company’s assets with any degree of assurance is very difficult and subject to significant changes over very short periods of time. Management will continue to update its analysis as circumstances change, and as market conditions continue to be volatile and unpredictable. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a 10% hypothetical decrease to the fair values of the reporting units. This hypothetical decrease would have resulted in the carrying values of each of the reporting units, other than Retirement Plan Administration, exceeding their adjusted fair values and would have required Step 2 of the goodwill impairment test to be performed. In addition, we estimate that, holding the other valuation assumptions constant, a 100 basis point reduction in the range of terminal growth rates applied to the terminal cash flows of the Carolina First reporting unit, which has been allocated the majority of the remaining goodwill, would result in an estimated 8.5% decrease in its fair value. A 100 basis point increase in the range of discount rates would result in an estimated 11% reduction in the fair value of Carolina First. Accordingly, based on these sensitivity analyses, the Company has concluded that it is possible that the other reporting units may become impaired in future periods.

     Derivative Financial Instruments

          Derivative financial instruments used by TSFG may include interest rate swaps, caps, collars, floors, options, futures and forward contracts. Derivative contracts are primarily used to hedge identified risks and also to provide risk-management products to customers. TSFG has derivatives that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), derivatives that do not qualify for hedge accounting under SFAS 133 but otherwise achieve economic hedging goals (“economic hedges”), as well as derivatives that are used in trading and customer hedging programs. Table 18 shows the fair value of TSFG’s derivative assets and liabilities (which are included in other assets and other liabilities, respectively, in the Consolidated Financial Statements), their related notional amounts, and the rates received and paid on cash flow hedges. TSFG’s trading derivatives, economic hedges, and customer hedging programs are included in Other Derivatives in Table 18.

Table 18

Derivative Financial Instruments

(dollars in thousands)

		Floor Rate/ Fixed Rate Received		Fair Value
	Notional Amount		Floating Rate Paid
Type/Maturity				Asset	Liability

Cash Flow Hedges
Prime Swaps (Prime Loans) (1)
November 12, 2009	$150,000	3.85%	3.25%	$693	$—
November 16, 2009	50,000	7.75	3.25	1,937	—
November 17, 2009	100,000	3.91	3.25	521	—
December 1, 2009	20,000	7.85	3.25	832	—
December 19, 2009	35,000	7.65	3.25	1,466	—
October 1, 2010	30,000	7.91	3.25	2,223	—
November 1, 2010	25,000	7.97	3.25	1,951	—
November 1, 2010	40,000	8.01	3.25	3,147	—
November 12, 2010	100,000	4.47	3.25	1,413	—
May 1, 2011	112,500	8.12	3.25	5,861	—
May 1, 2011	37,500	8.12	3.25	1,954	—
July 17, 2011	15,000	8.25	3.25	1,609	—
October 1, 2011	30,000	7.95	3.25	3,149	—
July 13, 2012	20,000	8.32	3.25	2,767	—
July 16, 2012	15,000	8.27	3.25	1,955	—
July 18, 2012	40,000	8.24	3.25	5,392	—

	820,000			36,870	—

LIBOR Swaps (LIBOR Loans) (2)
August 1, 2009	150,000	2.79	1.90	1,869	—
December 1, 2009	150,000	1.84	1.90	1,404	—
December 1, 2009	150,000	1.94	1.90	1,549	—
February 1, 2010	150,000	2.95	1.90	3,382	—
June 1, 2010	100,000	2.02	1.90	1,452	—
June 1, 2010	150,000	2.05	1.90	2,240	—

	850,000			11,896	—

Prime Floor (Prime Loans) (3)
October 1, 2009	200,000	7.75		6,873	—

Total cash flow hedges	1,870,000			55,639	—

Fair Value Hedges	220,352	various	various	2,491	1,376
Other Derivatives
Forward foreign currency contracts	11,063	various	various	1,660	1,660
Customer swap contracts	984,897	various	various	44,067	44,882
Options, interest rate swaps and other	162,243	various	various	3,481	4,652

	$3,248,555			$107,338	$52,570

(1)	Rate paid equals prime rate as of December 31, 2008.

(2)	Rate paid equals 1-month LIBOR.

(3)	Floor contract receives cash payments equal to the floor rate less the prime rate.

          Noninterest income included $207,000 of net losses, $1.2 million of net losses, and $3.2 million of net gains in 2008, 2007, and 2006, respectively, for trading and derivative activities. These gains and losses include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133, as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness; and other miscellaneous items.

          Customer Hedging Programs. TSFG offers programs that permit its customers to hedge various risks, including fluctuations in interest rates and foreign exchange rates. Through these programs, derivative contracts are executed between the customers and TSFG. Offsetting contracts are executed between TSFG and selected third parties to hedge market risk created through the customer contracts. The interest rates on the third party contracts are identical to the interest rates on the customer contracts. As a result, the change in fair value of the customer contracts will generally be offset by the change in fair value of the related third-party contracts, with the exception of any credit valuation adjustments that may be recorded. During 2008, the change in value of customer contracts attributable to credit risk was a loss of $815,000. Customer contracts are frequently interest rate swaps in conjunction with floating rate loans to achieve fixed rate financing and foreign exchange forward contracts to manage currency risk associated with non-dollar denominated transactions.

          All derivative contracts associated with these programs are carried at fair value and are not considered hedges under SFAS 133. The gains and losses on these contracts are included in other noninterest income. At December 31, 2008, the largest fair value adjustment to any single customer derivative or third-party derivative totaled $1.9 million.

          Fair Value Hedges. TSFG enters into interest rate swaps to effectively convert its fixed rate brokered CDs to floating rates. The interest rate swaps are structured such that the notional amount, termination date, fixed rate and other relevant terms match those of the brokered CD it is hedging. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method of assessing hedge effectiveness. Upon entering into a brokered CD, TSFG pays a commission to the CD broker. These commissions are treated as prepaid fees and are amortized over the life of the related CD. Amortization of the prepaid fees on the brokered CDs, included in interest expense, was $5.5 million and $4.6 million for 2008 and 2007, respectively.

          TSFG has entered into interest rate swaps to hedge the risk created from certain indexed brokered CD products, including equity-linked CDs and inflation-indexed CDs. These interest rate swaps are designated as fair value hedges under SFAS 133 using the “long-haul” method of assessing hedge ineffectiveness.

          In 2008, 2007, and 2006, noninterest income included losses of $115,000, $481,000, and $88,000, respectively, representing ineffectiveness of fair value hedges.

          Cash Flow Hedges. TSFG uses interest rate swaps and floors to hedge the repricing characteristics of certain floating rate assets and liabilities. The initial assessment of expected hedge effectiveness and the ongoing periodic measures of hedge ineffectiveness are based on the expected change in cash flows of the hedged item caused by changes in either the benchmark interest rate or overall cash flows, depending on the specific hedge relationship. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from prime-based and LIBOR-based loans and may enter into additional interest rate swaps on its loans. TSFG has also purchased an interest rate floor which protects the Company from decreases in the hedged cash flows on its prime-based interest receipts below the strike rate on the floor. There were no significant cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for the years ended December 31, 2008, 2007 and 2006.

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

          The Company enters into forward sales commitments of closed mortgage loans to third parties at a specified price. The forward sales commitments are entered into to economically hedge the change in fair value of the underlying mortgage loans. The change in the value of the forward sales commitments is recognized through current period earnings. Effective January 1, 2008, TSFG elected to account for its portfolio of mortgage loans held for sale at fair value, so these changes are also recognized through current period earnings. Fair value gains or losses related to the forward sales commitments were not material for the year ended December 31, 2008 or 2007.

          Credit Risk of Derivative Financial Instruments. Entering into derivative financial contracts creates credit risk for potential amounts contractually due to TSFG from the derivative counterparties. For contracts in a gain position, derivative credit risk is generally measured as the net replacement cost to TSFG in the event that a counterparty completely fails to perform under the terms of the contract. In addition, for contracts in a liability position, derivative credit risk exists to the extent that TSFG has posted collateral with a counterparty in excess of the fair value of the contract. Derivative credit risk related to existing bank customers (in the case of “customer loan swaps” and foreign exchange contracts) is monitored through existing credit policies and procedures. The effects of changes in interest rates or foreign exchange rates are evaluated across a range of possible options to limit the maximum exposures to individual customers. Customer loan swaps are generally cross-collateralized with the related loan. In addition, customers may also be required to provide margin collateral to further limit TSFG’s derivative credit risk.

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

          TSFG had counterparty credit exposure to Lehman Brothers Special Financing, Inc. (“LBSF”) in connection with derivatives. LBSF’s parent company filed for bankruptcy in 2008, triggering an event of default under the derivative agreement, resulting in termination. During fourth quarter 2008, TSFG recognized a loss related to the termination in the amount of $1.1 million, representing the excess of the value of the securities collateral held by LBSF above the amounts owed by TSFG under the agreement.

          Please see Item 8, Note 1 to the Consolidated Financial Statements for a description of TSFG’s significant accounting policies.

     Deposits

          Deposits remain TSFG’s primary source of funds. Average customer deposits equaled 61.9% of average total funding in 2008 and 62.7% in 2007. TSFG faces strong competition from other banking and financial services companies in gathering deposits. TSFG also maintains short and long-term wholesale sources, including federal funds, repurchase agreements, Federal Reserve borrowings, brokered CDs, and FHLB advances to fund a portion of loan demand and, if appropriate, any increases in investment securities.

          Table 19 shows the breakdown of total deposits by type of deposit and the respective percentage of total deposits, while Table 20 shows the breakdown of customer funding by type.

Table 19

Types of Deposits

(dollars in thousands)

	December 31,

	2008	2007	2006	2005	2004

Noninterest-bearing demand deposits	$1,041,140	$1,127,657	$1,280,908	$1,458,914	$1,237,877
Interest-bearing checking	1,078,921	1,117,850	1,208,125	1,162,891	816,933
Money market accounts	1,834,115	2,188,261	2,435,413	2,290,134	2,704,287
Savings accounts	190,519	158,092	181,192	187,101	192,769
Time deposits under $100,000	1,863,520	1,442,030	1,272,056	1,246,791	836,386
Time deposits of $100,000 or more	1,488,735	1,496,270	1,514,615	1,549,925	665,820

Customer deposits (1)	7,496,950	7,530,160	7,892,309	7,895,756	6,454,072
Brokered deposits	1,908,767	2,258,408	1,624,431	1,338,681	1,216,872

Total deposits	$9,405,717	$9,788,568	$9,516,740	$9,234,437	$7,670,944

Percentage of Deposits
Noninterest-bearing demand deposits	11.1%	11.5%	13.4%	15.8%	16.1%
Interest-bearing checking	11.5	11.4	12.7	12.6	10.6
Money market accounts	19.5	22.4	25.6	24.8	35.3
Savings accounts	2.0	1.6	1.9	2.0	2.5
Time deposits under $100,000	19.8	14.7	13.4	13.5	10.9
Time deposits of $100,000 or more	15.8	15.3	15.9	16.8	8.7

Customer deposits (1)	79.7	76.9	82.9	85.5	84.1
Brokered deposits	20.3	23.1	17.1	14.5	15.9

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

Table 20

Types of Customer Funding

(dollars in thousands)

	December 31,

	2008	2007	2006	2005	2004

Customer deposits (1)	$7,496,950	$7,530,160	$7,892,309	$7,895,756	$6,454,072
Customer sweep accounts (2)	493,012	648,311	500,288	305,815	373,196

Customer funding	$7,989,962	$8,178,471	$8,392,597	$8,201,571	$6,827,268

(1)	TSFG defines customer deposits as total deposits less brokered deposits.

(2)	TSFG includes customer sweep accounts in short-term borrowings on its consolidated balance sheet.

               At December 31, 2008, period-end customer funding decreased $188.5 million, or 2.3%, from December 31, 2007, as increases in time deposits and savings accounts due to several promotions during the year were more than offset by decreases in all other customer deposit categories and customer sweeps. Public deposits totaled approximately $697 million at December 31, 2008, compared to $582 million at December 31, 2007. This increase was more than offset by a decrease in commercial deposits at December 31, 2008 relative to December 31, 2007 due in part to lower overall liquidity from commercial customers and customers seeking diversification among banks to avoid deposit levels in excess of FDIC insurance limits (which increased to $250,000 in October 2008).

               TSFG is participating in the Temporary Liquidity Guarantee Program’s full coverage of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) regardless of dollar amount through December 31, 2009 (see “Recent Market Developments”). In addition, in fourth quarter 2008, TSFG began participating in Certificate of Deposit Account Registry Services (“CDARS”), a program that allows TSFG’s customers the ability to benefit from full FDIC insurance on CD investments of up to $50 million.

          While reported in short-term borrowings on the consolidated balance sheet, customer sweep accounts represent excess overnight cash to/from commercial customer operating accounts and are a source of funding for TSFG. Currently, sweep balances are generated through two products: 1) collateralized customer repurchase agreements ($449.0 million at December 31, 2008) and 2) uninsured Eurodollar deposits ($44.0 million at December 31, 2008). These balances are tied directly to commercial customer checking accounts, and these sweep accounts generate treasury services noninterest income.

          TSFG uses brokered deposits and other borrowed funds as an alternative funding source while continuing its efforts to maintain and grow its local customer funding base. Brokered deposits decreased as a percentage of total deposits since December 31, 2007, primarily due to TSFG’s issuance of preferred stock, since a portion of the proceeds were used to pay off certain brokered deposits.

          Table 25 in “Results of Operations - Net Interest Income” details average balances for the deposit portfolio for both 2008 and 2007. Comparing 2008 and 2007, average customer funding decreased $150.8 million, or 1.8%. Within customer funding, the mix continues to shift toward higher cost products, with increases in average time deposits and customer sweep accounts more than offset by a decrease in all other account types. Average brokered deposits increased $91.3 million, or 4.3%.

          Average customer funding equaled 66.7% of average total funding for 2008 and 67.0% for 2007. As part of its overall funding strategy, TSFG expects to continue its focus on lowering its funding costs by trying to improve the customer funding level, mix, and rate paid. TSFG attempts to enhance its deposit mix by working to attract lower-cost transaction accounts through actions such as new transaction account opening goals, new checking products, and changing incentive plans to place a greater emphasis on lower-cost customer deposit growth. Deposit pricing is very competitive, and we expect this pricing environment to continue, as banks compete for sources of liquidity and funding to replace funding which may not be available in the current market environment.

Table 21

Maturity Distribution of Time Deposits of $100,000 or More

(dollars in thousands)

Three months or less	$363,945
Over three through six months	334,695
Over six through twelve months	557,682
Over twelve months	232,413

Total outstanding	$1,488,735

Borrowed Funds

          Table 22 shows the breakdown of total borrowed funds by type.

Table 22

Types of Borrowed Funds

(dollars in thousands)

	December 31,

	2008	2007	2006	2005	2004

Short-Term Borrowings
Federal Reserve borrowings	$1,050,000	$—	$—	$—	$—
Customer sweep accounts	493,012	648,311	500,288	305,815	373,196
Federal funds purchased and repurchase agreements	67,309	206,216	920,811	1,115,486	1,210,299
Commercial paper	12,537	30,828	32,631	32,933	29,405
Treasury, tax and loan note	3,516	752,195	139,989	20,131	14,111
FHLB advances	—	—	175,000	—	—

	1,626,374	1,637,550	1,768,719	1,474,365	1,627,011

Long-Term Borrowings
FHLB advances	233,497	223,087	328,113	852,140	1,057,167
Repurchase agreements	200,000	200,000	521,000	821,000	1,665,134
Subordinated notes	216,704	216,704	188,871	155,695	155,695
Mandatorily redeemable preferred stock of REIT subsidiary	56,800	56,800	89,800	89,800	89,800
Note payable	768	786	828	865	900
Employee stock ownership plan note payable	—	—	200	500	800
Purchase accounting premiums, net of amortization	—	963	1,663	2,151	2,774

Total long-term borrowings	707,769	698,340	1,130,475	1,922,151	2,972,270

Total borrowings	2,334,143	2,335,890	2,899,194	3,396,516	4,599,281
Less: customer sweep accounts	(493,012)	(648,311)	(500,288)	(305,815)	(373,196)
Add: brokered deposits(1)	1,908,767	2,258,408	1,624,431	1,338,681	1,216,872

Total wholesale borrowings	$3,749,898	$3,945,987	$4,023,337	$4,429,382	$5,442,957

Total wholesale borrowings as a percentage of total assets	27.6%	28.4%	28.3%	30.9%	39.4%

(1)	TSFG includes brokered deposits in total deposits on its consolidated balance sheet.

          TSFG uses both short-term and long-term borrowings to fund growth of earning assets in excess of deposit growth. In 2008, average borrowings totaled $2.4 billion, compared with $2.5 billion in 2007.

          Period-end wholesale borrowings decreased to $3.7 billion at December 31, 2008, compared to $3.9 billion at December 31, 2007 primarily due to TSFG’s issuance of preferred stock, since a portion of the proceeds were used to pay off certain brokered deposits.

           Table 23 shows balance and interest rate information on TSFG’s short-term borrowings.

Table 23

Short-Term Borrowings

(dollars in thousands)

Year Ended December 31,	Maximum Outstanding at any Month End	Average Balance	Average Interest Rate	Ending Balance	Interest Rate at Year End

2008
Federal Reserve borrowings	$1,150,000	$478,954	1.82%	$1,050,000	0.28%
Customer sweep accounts	741,206	580,882	1.98	493,012	0.58
Federal funds purchased and repurchase agreements	589,229	329,503	2.52	67,309	0.05
Commercial paper	31,053	22,507	4.24	12,537	3.30
Treasury, tax and loan note	625,470	178,945	2.45	3,516	0.07
FHLB advances	250,000	35,662	2.44	—	—

		$1,626,453	2.14%	$1,626,374	0.38%

2007
Customer sweep accounts	$648,311	$525,606	4.32%	$648,311	3.79%
Federal funds purchased and repurchase agreements	1,048,334	767,413	5.17	206,216	3.70
Commercial paper	35,704	33,454	5.35	30,828	5.04
Treasury, tax and loan note	752,195	227,045	4.94	752,195	4.13
FHLB advances	175,000	83,288	5.37	—	—

		$1,636,806	4.88%	$1,637,550	3.96%

2006
Customer sweep accounts	$500,288	$349,963	4.36%	$500,288	4.44%
Federal funds purchased and repurchase agreements	1,462,673	1,225,832	5.06	920,811	5.27
Commercial paper	39,532	35,122	5.12	32,631	5.36
Treasury, tax and loan note	140,821	68,280	4.93	139,989	5.18
FHLB advances	175,000	87,500	4.67	175,000	5.32

		$1,766,697	4.90%	$1,768,719	5.03%

          Daily funding needs are met through federal funds purchased and short-term brokered CDs, term TT&L, repurchase agreements, Federal Reserve borrowings, and FHLB advances. Balances in these accounts can fluctuate on a day-to-day basis based on availability of collateral and overall funding needs.

           During 2008, TSFG recognized a loss on early extinguishment of debt of $2.1 million, primarily due to prepayment penalties for FHLB advances partially offset by gains on brokered CDs for which the related swaps were called. During 2007, TSFG recognized a loss on early extinguishment of debt of $2.0 million, primarily from the write-off of unamortized debt issuance costs associated with $131.5 million of subordinated notes and mandatorily redeemable preferred stock, with an average spread of 347 basis points over LIBOR, which TSFG called for redemption.

     Capital Resources and Dividends

          Shareholders’ equity totaled $1.6 billion, or 11.9% of total assets, compared with $1.6 billion, or 11.2% of total assets, at December 31, 2007. Shareholders’ equity remained basically flat as the net loss for the year ended 2008 (which includes the $426.0 million goodwill impairment charge) and cash dividends paid were largely offset by the net proceeds from the issuance of preferred stock and the increase in the unrealized gain on securities available for sale and cash flow hedges.

          On December 5, 2008, in connection with the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), TSFG issued 347,000 shares of perpetual preferred stock (“Series 2008-T”) and a warrant to purchase 10.1 million shares of common stock to the United States Department of the Treasury, with net proceeds of $347.0 million. The Series 2008-T pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.

          In addition, on May 8, 2008, TSFG issued $250.0 million of mandatorily convertible non-cumulative preferred stock, with net proceeds of $238.0 million. The convertible preferred securities pay dividends at an annual rate of 10%, have a conversion price of $6.50 per common share, and the remaining outstanding shares (238,700 at December 31, 2008) will convert into approximately 36.7 million common shares by May 1, 2011.

          Although these issuances strengthened TSFG’s overall capital and liquidity position and regulatory capital ratios, they had a dilutive effect on book value per share and tangible book value per share and will have a dilutive effect on earnings per share. (For the period ended December 31, 2008, the convertible preferred stock and the warrants are antidilutive and, as such, are excluded from the calculation of earnings per share.)

          During 2008, 11,300 shares of convertible preferred stock were converted into approximately 1.7 million common shares. Subsequent to year-end, 48,674 shares of convertible preferred stock were converted into approximately 10.0 million common shares, which included 2.5 million shares issued as an inducement to convert. The value of the inducement ($6.5 million) will be treated as a deemed dividend to preferred shareholders in first quarter 2009 and deducted from net income in calculating net income available to common shareholders.

          TSFG’s unrealized gain on securities available for sale and cash flow hedges, net of tax, which is included in accumulated other comprehensive income, was $42.6 million as of December 31, 2008 compared with a $15.8 million loss at December 31, 2007, primarily due to a decrease in long-term interest rates.

           Common book value per common share at December 31, 2008 (assuming conversion of the convertible preferred stock) and December 31, 2007 was $14.12 and $21.40, respectively. Common tangible book value per common share at December 31, 2008 (assuming conversion of the convertible preferred stock) and December 31, 2007 was $9.40 and $12.04, respectively. Tangible book value was below book value as a result of goodwill and intangibles associated with acquisitions of entities and assets accounted for as purchases. Since TSFG’s net loss for 2008 was largely due to the $426.0 million goodwill impairment charge, book value per share decreased much more than tangible book value per share. At December 31, 2008, goodwill totaled $224.2 million, or $3.00 per share ($2.01 per share assuming conversion of the convertible preferred stock), and is not being amortized, while other intangibles totaled $21.9 million and will continue to be amortized.

          TSFG is subject to the risk-based capital guidelines administered by bank regulatory agencies. The guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. TSFG and Carolina First Bank exceeded the well-capitalized regulatory requirements at December 31, 2008. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on our Consolidated Financial Statements.

          Table 24 sets forth various capital ratios for TSFG and Carolina First Bank. Under current regulatory guidelines, debt associated with trust preferred securities qualifies for tier 1 capital treatment. At December 31, 2008, trust preferred securities included in tier 1 capital totaled $200.5 million. For further information regarding the regulatory capital of TSFG and Carolina First Bank, see Item 8, Note 21 to the Consolidated Financial Statements.

Table 24

Capital Ratios

	December 31, 2008	Well Capitalized Requirement

TSFG
Total risk-based capital	14.35%	n/a
Tier 1 risk-based capital	12.86	n/a
Leverage ratio	11.22	n/a

Carolina First Bank
Total risk-based capital	12.59%	10.00%
Tier 1 risk-based capital	10.88	6.00
Leverage ratio	9.49	5.00

          As mentioned earlier, TSFG believes that its recorded deferred tax assets are fully recoverable based on forecasts of future income and current forecasts for the periods through which losses may be carried back and/or forward. However, for regulatory purposes, approximately $44 million of net deferred tax asset (net of the amount carried back to 2007) has been deducted from tier 1 and total capital ratios for both TSFG and Carolina First Bank as capital regulations only allow a twelve-month horizon for taxable income projections. Accordingly, future tax benefits recorded may be excluded from regulatory capital computations.

          At December 31, 2008, TSFG’s tangible equity to tangible asset ratio totaled 10.29%, an increase from 6.61% at December 31, 2007, primarily due to the issuance of preferred stock.

          Carolina First Bank is subject to certain regulatory restrictions on the amount of dividends it is permitted to pay. Currently, Carolina First Bank may not pay a dividend to TSFG without regulatory approval. TSFG presently intends to pay a quarterly cash dividend on its common stock; however, future dividends will depend upon a number of factors, including payment of the preferred stock dividends, financial performance, capital requirements and assessment of capital needs. In addition, the Federal Reserve has the authority to prohibit TSFG from paying a dividend on its common and preferred stock. On May 2, 2008, TSFG announced a reduction in its quarterly common stock cash dividend to $0.01 per share.

          TSFG, through a real estate investment trust subsidiary, had 568 mandatorily redeemable preferred shares outstanding at December 31, 2008 with a stated value of $100,000 per share. At December 31, 2008, these preferred shares, which are reported as long-term debt on the consolidated balance sheet, totaled $56.8 million. Under Federal Reserve Board guidelines, $26.3 million qualified as tier 1 capital, and $18.3 million qualified as tier 2 capital. The terms for the preferred shares include certain asset coverage and cash flow tests, which if triggered, may prohibit TSFG’s real estate trust subsidiary from paying dividends to Carolina First Bank, which in turn may limit its ability to pay dividends to TSFG.

Results of Operations

     Net Interest Income

          Net interest income is TSFG’s primary source of revenue. Net interest income is the difference between the interest earned on assets, including loan fees and dividends on investment securities, and the interest incurred for the liabilities to support such assets. The net interest margin measures how effectively a company manages the difference between the yield on earning assets and the rate paid on funds used to support those assets. Fully tax-equivalent net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis based on a 35% marginal federal income tax rate. Table 25 presents average balance sheets and a net interest income analysis on a tax equivalent basis for each of the years in the three-year period ended December 31, 2008. Table 26 provides additional analysis of the effects of volume and rate on net interest income.

Table 25

Comparative Average Balances - Yields and Costs

(dollars in thousands)

	Years Ended December 31,

	2008			2007			2006

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets
Earning assets
Loans (1)	$10,374,423	$629,966	6.07%	$10,013,387	$764,828	7.64%	$9,621,846	$721,020	7.49%
Investment securities, taxable (2)	1,788,333	81,744	4.57	2,165,589	103,525	4.78	2,628,947	124,850	4.75
Investment securities, nontaxable (2) (3)	299,412	15,299	5.11	359,728	17,847	4.96	414,438	19,722	4.76

Total investment securities	2,087,745	97,043	4.65	2,525,317	121,372	4.81	3,043,385	144,572	4.75
Federal funds sold and interest-bearing bank balances	16,825	385	2.29	6,519	402	6.17	27,641	1,511	5.47

Total earning assets	12,478,993	$727,394	5.83	12,545,223	$886,602	7.07	12,692,872	$867,103	6.83

Non-earning assets	1,354,362			1,499,342			1,509,777

Total assets	$13,833,355			$14,044,565			$14,202,649

Liabilities and Shareholders’ Equity
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	$1,104,088	$11,127	1.01	$1,140,753	$22,141	1.94	$1,137,031	$21,099	1.86
Savings	156,464	1,504	0.96	174,100	2,756	1.58	185,649	1,858	1.00
Money market	2,014,702	49,557	2.46	2,275,380	89,338	3.93	2,336,433	81,876	3.50
Time deposits, excluding brokered deposits	3,153,991	125,475	3.98	2,900,260	144,299	4.98	2,681,737	115,304	4.30
Brokered deposits	2,205,481	87,340	3.96	2,114,211	109,761	5.19	1,401,369	71,155	5.08

Total interest-bearing deposits	8,634,726	275,003	3.18	8,604,704	368,295	4.28	7,742,219	291,292	3.76
Customer sweep accounts	580,882	11,519	1.98	525,606	22,723	4.32	349,963	15,241	4.36
Other borrowings (4)	1,814,120	55,355	3.05	1,938,851	106,557	5.50	2,993,210	152,296	5.09

Total interest-bearing liabilities	11,029,728	$341,877	3.10	11,069,161	$497,575	4.50	11,085,392	$458,829	4.14

Noninterest-bearing liabilities
Noninterest-bearing deposits	1,055,855			1,200,663			1,386,792
Other noninterest-bearing liabilities	189,691			231,189			224,270

Total liabilities	12,275,274			12,501,013			12,696,454
Shareholders’ equity	1,558,081			1,543,552			1,506,195

Total liabilities and shareholders’ equity	$13,833,355			$14,044,565			$14,202,649

Net interest income (tax-equivalent)		$385,517	3.09%		$389,027	3.10%		$408,274	3.22%
Less: tax-equivalent adjustment (3)		5,354			6,246			6,903

Net interest income		$380,163			$382,781			$401,371

Supplemental data:
Customer funding(5)	$8,065,982	$199,182	2.47%	$8,216,762	$281,257	3.42%	$8,077,605	$235,378	2.91%
Wholesale borrowings (6)	4,019,601	142,695	3.55	4,053,062	216,318	5.34	4,394,579	223,451	5.08

Total funding (7)	$12,085,583	$341,877	2.83%	$12,269,824	$497,575	4.06%	$12,472,184	$458,829	3.68%

(1)	Nonaccrual loans are included in average balances for yield computations.

(2)	The average balances for investment securities exclude the unrealized loss recorded for available for sale securities.

(3)	The tax-equivalent adjustment to net interest income adjusts the yield for assets earning tax-exempt income to a comparable yield on a taxable basis.

(4)	During the years ended December 31, 2008 and 2007, TSFG capitalized $1.6 million and $505,000, respectively, of interest in conjunction with the expanded corporate facilities

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

Table 26

Rate/Volume Variance Analysis

(dollars in thousands)

	2008 Compared to 2007			2007 Compared to 2006

	Total Change	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate

Earning assets
Loans	$(134,862)	$26,731	$(161,593)	$43,808	$29,724	$14,084
Investment securites, taxable	(21,781)	(17,403)	(4,378)	(21,325)	(22,145)	820
Investment securites, nontaxable	(2,548)	(3,068)	520	(1,875)	(2,687)	812
Federal funds sold and interest-
bearing bank balances	(17)	350	(367)	(1,109)	(1,281)	172

Total interest income	(159,208)	6,610	(165,818)	19,499	3,611	15,888

Interest-bearing liabilities
Interest-bearing deposits
Interest-bearing checking	(11,014)	(690)	(10,324)	1,042	69	973
Savings	(1,252)	(257)	(995)	898	(122)	1,020
Money market	(39,781)	(9,338)	(30,443)	7,462	(2,185)	9,647
Time deposits	(18,824)	11,855	(30,679)	28,995	9,900	19,095
Brokered deposits	(22,421)	4,565	(26,986)	38,606	36,973	1,633

Total interest-bearing deposits	(93,292)	6,135	(99,427)	77,003	44,635	32,368
Customer sweep accounts	(11,204)	2,315	(13,519)	7,482	7,617	(135)
Other borrowings	(51,202)	(6,470)	(44,732)	(45,739)	(57,149)	11,410

Total interest expense	(155,698)	1,980	(157,678)	38,746	(4,897)	43,643

Net interest income	$(3,510)	$4,630	$(8,140)	$(19,247)	$8,508	$(27,755)

Note: Changes that are not solely attributable to volume or rate have been allocated to volume and rate on a pro-rata basis.

          Fully tax-equivalent net interest income decreased to $385.5 million in 2008 from $389.0 million in 2007 and $408.3 million in 2006. TSFG’s average earning assets remained constant at $12.5 billion for both 2008 and 2007, as an increase in average loans offset a planned reduction in average securities. As a result, average loans as a percentage of average earning assets increased to 83.1% for 2008, from 79.8% for 2007, improving the earning asset mix. At December 31, 2008, approximately 61% of TSFG’s accruing loans were variable rate loans, the majority of which are tied to the prime rate. TSFG has entered into receive-fixed interest rate swaps to hedge the forecasted interest income from certain prime-based and LIBOR-based loans as part of its overall interest rate risk management. Certain of these swaps matured in 2008 (for maturity of remaining swaps, see “Derivative Financial Instruments”). TSFG also has an interest rate floor that is designated as a hedge of commercial loans and is intended to mitigate earnings exposure to falling interest rates.

          The net interest margin for 2008 was 3.09%, compared with 3.10% for 2007 and 3.22% for 2006. The decrease in 2008 relative to 2007 was primarily due to increased nonperforming asset levels partially offset by the issuance of preferred stock. Federal Reserve actions to reduce the targeted fed funds rate by 400 basis points during 2008 led to decreased earning asset yields and a decline in average funding costs. The decrease in 2007 relative to 2006 was primarily due to an unfavorable mix shift to higher-cost deposit categories and higher wholesale borrowing costs resulting from TSFG’s replacement of puttable funding with higher-cost non-puttable funding.

     Provision for Credit Losses

          The provision for credit losses is recorded in amounts sufficient to bring the allowance for loan losses and the reserve for unfunded lending commitments to a level deemed appropriate by management. Management determines this amount based upon many factors, including its assessment of loan portfolio quality, loan growth, changes in loan portfolio composition, net loan charge-off levels, and expected economic conditions. The provision for credit losses was $344.6 million, $68.6 million, and $32.8 million in 2008, 2007, and 2006, respectively. In 2008, the higher provision largely reflected credit deterioration due to continued weakness in housing markets, particularly in Florida, and additional specific reserves for nonperforming loans and land development loans, particularly in Florida. The allowance for credit losses equaled 2.45% and 1.26% of loans held for investment at December 31, 2008 and 2007, respectively.

          Net loan charge-offs were $223.4 million, or 2.16% of average loans held for investment in 2008, compared with $52.6 million, or 0.53% of average loans held for investment in 2007. Management expects the level of charge-offs and provision expense to remain elevated relative to historical trends due to the current credit environment. See “Loans,” “Credit Quality,” and “Allowance for Loan Losses.”

     Noninterest Income

Table 27 shows the components of noninterest income during the three years ended December 31, 2008.

Table 27

Components of Noninterest Income

(dollars in thousands)

	Years Ended December 31,

	2008	2007	2006

Service charges on deposit accounts	$42,940	$44,519	$45,041
Debit card income, net	7,805	7,182	5,437
Customer service fee income	5,335	5,648	4,467

Total customer fee income	56,080	57,349	54,945

Insurance income	10,082	12,029	12,025
Retail investment services, net	7,711	7,902	6,533
Trust and investment management income	6,688	6,595	6,124
Benefits administration fees	3,136	3,261	2,933

Total wealth management income	27,617	29,787	27,615

Bank-owned life insurance income	12,877	13,344	11,636
Mortgage banking income	5,260	6,053	8,155
Merchant processing income, net	3,279	3,263	2,307
Gain (loss) on securities	3,108	(4,623)	4,037
Gain on Visa IPO share redemption	1,904	—	—
(Loss) gain on trading and certain derivative activities	(207)	(1,197)	3,150
Gain on disposition of assets and liabilities	—	—	2,498
Loss on indirect auto loans	—	—	(5,129)
Other	11,766	9,736	8,996

Total noninterest income	$121,684	$113,712	$118,210

          Noninterest income increased $8.0 million to $121.7 million in 2008 due primarily to a gain on mandatory partial redemption of shares received in the Visa IPO of $1.9 million and a net gain on securities of $3.1 million in 2008 compared to a $4.6 million net loss on securities in 2007. The 2008 gain included other-than-temporary impairment recorded on corporate bonds, community bank-related stock, and other investments (see “Securities”), which was more than offset by realized gains. The 2007 loss included other-than-temporary impairment of $2.9 million on corporate bonds and $2.0 million on non-marketable equity investments.

          Noninterest income also included a loss on certain derivative activities of $207,000 in 2008 (see “Derivative Financial Instruments” for further detail on this line item), compared with a loss of $1.2 million in 2007.

           Comparing 2008 to 2007,total customer fee income decreased 2.2% and wealth management income decreased 7.3%, partially due to the effects of the economic downturn, such as fewer customer transactions and lower asset valuations. NSF fees, which are included in service charges on deposit accounts, continued their downward trend based on fewer opportunities to collect. Net debit card income was an exception, as increased transactions led to an 8.7% increase in this line item in 2008 relative to 2007.

          Bank-owned life insurance income fluctuated based on the amount of life insurance proceeds received during the year.

          In 2008, mortgage banking income decreased 13.1% compared with 2007. Mortgage loan originations totaled $278.3 million, $505.0 million, and $737.0 million in 2008, 2007, and 2006, respectively. The decrease in mortgage banking income was principally the result of lower origination volumes in response to industry conditions. TSFG’s mortgage banking strategy is to sell most of the loans it originates in the secondary market with servicing rights released. However, during 2008 TSFG retained approximately $38.3 million of its mortgage loans in loans held for investment.

          Other noninterest income also includes income related to international banking services, wire transfer fees, overdraft protection fee income, internet banking fees, swap fee income, and gains/losses on disposition of fixed assets.

          Comparing 2007 to 2006, noninterest income decreased 3.8% due primarily to a 2007 net loss on securities of $4.6 million (discussed above) compared to a 2006 net gain on securities of $4.0 million. In addition, noninterest income in 2007 included a loss on trading and certain derivative activities of $1.2 million compared to a net gain of $3.2 million in 2006. Partially offsetting these noninterest income increases, in 2006 TSFG recorded a loss on indirect auto loans of $5.1 million, which included a $3.5 million loss on the sale of $359.6 million of indirect auto loans originally classified as held for investment, as well as lower of cost or market adjustments on indirect auto loans originated as held for sale (but subsequently transferred to held for investment) and losses on swaps economically hedging the anticipated monthly sale of these loans.

     Noninterest Expenses

Table 28 shows the components of noninterest expenses for the three years ended December 31, 2008.

Table 28

Components of Noninterest Expense

(dollars in thousands)

	Years Ended December 31,

	2008	2007	2006

Goodwill impairment	$426,049	$—	$—

Salaries and wages, excluding employment contracts and severance	144,037	137,085	134,743
Employment contracts and severance	16,519	2,306	5,588

Total salaries and wages	160,556	139,391	140,331

Employee benefits	38,200	37,098	35,739
Occupancy	37,311	34,659	31,802
Furniture and equipment	27,561	26,081	25,216
Professional services	16,483	17,062	21,462
Loan collection and foreclosed asset expense	12,431	3,665	3,615
Regulatory assessments	10,923	2,628	1,765
Advertising and business development	9,927	7,401	9,894
Telecommunications	6,140	5,668	5,630
Amortization of intangibles	6,138	7,897	8,775
Loss on early extinguishment of debt	2,086	2,029	821
Loss on derivative collateral	1,061	—	—
Branch acquisition and conversion costs	731	—	—
Visa-related litigation	(863)	881	—
Other	37,216	36,789	41,194

Total noninterest expenses	$791,950	$321,249	$326,244

          The acceleration of credit deterioration in Florida and overall adverse changes in the banking industry prompted TSFG to perform an interim impairment evaluation of the goodwill associated with its Mercantile banking segment at each quarter-end during 2008. The evaluations reflected decreases in projected cash flows for the Mercantile banking segment and increases in the discount rate used to value the cash flows, and accordingly the estimated fair value of the segment declined. This decline resulted in the recognition of goodwill impairment charges of $426.0 million. See “Goodwill.”

          Salaries, wages, and employee benefits (excluding contracts and severance) increased $8.1 million, or 4.6%, in 2008, partially due to normal salary increases and lower loan origination salary deferrals. In addition, full-time equivalent employees (“FTEs”) as of December 31, 2008 totaled 2,505, compared to 2,474 and 2,618 at December 31, 2007 and 2006, respectively. The 2008 increase in FTEs was partly due to the acquisition of five branch offices in Orlando and three de novo branch openings.

          Employment contracts and severance increased primarily as a result of expenses related to the retirement of Mack Whittle (see “Overview”). The incremental expense related to Whittle’s retirement benefits was approximately $12 million, all of which was recorded in 2008.

          Professional services decreased 3.4% for 2008, primarily due to a decrease in legal fees and a decrease in expenses related to development of TSFG’s strategic initiatives.

          Advertising and business development increased 34.1% in 2008, primarily due to costs related to customer funding initiatives. In addition, regulatory assessments increased, primarily due to the fact that the credit which had been offsetting FDIC premiums for all of 2006 and the first three quarters of 2007 was fully utilized in fourth quarter 2007. FDIC insurance premiums are expected to increase based in part on TSFG’s participation in the Temporary Liquidity Guarantee Program related to noninterest-bearing deposit accounts (see “Recent Market Developments”) and across-the-board rate increases beginning in 2009 (designed to replenish the FDIC’s Deposit Insurance Fund). Loan collection and foreclosed asset expense increased $8.8 million in 2008 due to the current credit environment, and may continue to increase.

          During 2008, TSFG recognized a loss on early extinguishment of debt of $2.1 million, which reflects prepayment penalties for FHLB advances partially offset by gains on brokered CDs for which the related interest rate swaps were called. During 2007 and 2006, TSFG recognized a loss on early extinguishment of debt of $2.0 million and $821,000, respectively, primarily from the write-off of unamortized debt issuance costs associated with subordinated notes and mandatorily redeemable preferred stock which TSFG called for redemption. See “Borrowed Funds.”

          Also in 2008, TSFG recognized a loss related to derivative collateral of $1.1 million, representing the excess of the value of securities collateral held by a counterparty who declared bankruptcy during the year above the amounts owed by TSFG under the swap agreement. See “Derivative Financial Instruments.”

          TSFG incurred branch acquisition and conversion costs during the first half of 2008 related to the June 6, 2008 purchase of five retail branch offices in the Orlando area. This transaction also contributed to higher occupancy expense.

          During 2008, TSFG reversed $863,000 of an $881,000 reserve for losses for Visa-related litigation (shared among Visa and Visa member banks) recorded in 2007.

          Comparing 2007 to 2006, noninterest expenses decreased $5.0 million or 1.5%, primarily due to a decrease in employment contracts and severance and professional services. In 2006, professional services included outsourcing costs for internal audit projects which were performed internally by TSFG’s staff beginning in 2007; this decrease was partially offset in 2007 with additional professional services related to the development of TSFG’s strategic initiatives.

     Income Taxes

          The effective income tax rate as a percentage of pretax income (loss) was 13.8% in 2008, 31.3% in 2007, and 29.7% in 2006. The 2008 tax rate was driven by the impact of the nondeductible goodwill impairment, other nontaxable and nondeductible items. The 2007 tax rate is lower than the expected tax rate due to the change in the level and mix of pretax income. The 2006 tax rate reflects a $5.2 million reduction in federal and state income taxes related to the settlement of certain tax matters. The statutory U.S. federal income tax rate was 35% during all three periods. On an ongoing basis, TSFG evaluates its deferred tax assets for realizability (see “Critical Accounting Policies and Estimates – Income Taxes”). As of December 31, 2008, management determined that no additional valuation allowance against deferred tax assets was required. TSFG anticipates the effective income tax rate to be between 35% and 45% for 2009, assuming no valuation allowance is recorded on the deferred tax asset. The effective tax rate may change as earnings forecasts are updated.

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

          For further information concerning income tax expense, refer to Item 8, Note 14 to the Consolidated Financial Statements.

     Fourth Quarter Summary

          TSFG reported a net loss available to common shareholders of $319.4 million or $(4.29) per diluted share for fourth quarter 2008, compared to a net loss available to common shareholders of $31.2 million, or $(0.43) per diluted share for third quarter 2008 and net income of $9.0 million, or $0.12 per diluted share for fourth quarter 2007. The fourth quarter 2008 net loss was primarily due to a $237.6 million goodwill impairment charge resulting from a decrease in value of the Mercantile banking segment and a $122.9 million provision for credit losses resulting from continued credit deterioration.

          At December 31, 2008, nonperforming assets as a percentage of loans and foreclosed property increased to 4.10% from 2.83% at September 30, 2008 and 0.88% at December 31, 2007. The increase in nonperforming assets was primarily attributable to continuing deterioration in residential construction and development-related loans. TSFG’s provision for credit losses increased to $122.9 million for fourth quarter 2008 compared to $84.6 million for third quarter 2008 and $31.9 million fourth quarter 2007.

          Fully tax-equivalent net interest income totaled $92.9 million, compared with $96.9 million for third quarter 2008 and $96.5 million for fourth quarter 2007. The net interest margin for fourth quarter 2008 was 2.97%, compared to 3.08% for third quarter 2008 and 3.09% for fourth quarter 2007. The decrease in the margin was primarily due to the impact of higher levels of nonperforming loans, maturing interest rate swaps, the competitive deposit environment, and the low level of interest rates. Comparing fourth quarter 2008 to third quarter 2008, the yield on average earning assets declined 28 basis points, while average funding costs decreased 17 basis points. Within funding costs, wholesale funding cost decreased 42 basis points, while customer funding costs declined only 5 basis points reflecting the competitive pricing environment and the limitations for passing through the recent sharp rate cuts given the low absolute level of interest rates on non-maturity deposits.

          Noninterest income totaled $29.7 million for fourth quarter 2008, compared to $28.7 million for third quarter 2008 and $29.0 million for fourth quarter 2007. Fourth quarter 2008 noninterest income included a gain on securities of $1.6 million compared with a loss of $725,000 and $1.3 million, respectively, in third quarter 2008 and fourth quarter 2007 (primarily due to other-than-temporary impairment on non-marketable equity investments). Comparing fourth quarter 2008 to third quarter 2008, customer fee income, wealth management income, and merchant processing income decreased, while mortgage banking income increased due to refinancing activity in the low-rate environment.

          Noninterest expenses totaled $341.8 million in fourth quarter 2008, compared to $94.2 million in third quarter 2008 and $80.7 million in fourth quarter 2007. This increase was primarily due to the $237.6 million goodwill impairment charge. The increase in noninterest expense also included higher employment contract and severance expense related to the retirement of TSFG’s CEO, higher advertising and business development, higher regulatory assessments, and higher loan collection and foreclosed asset expenses. In addition, TSFG recorded a $1.7 million loss on early extinguishment of debt and a $1.1 million loss on derivative collateral during fourth quarter 2008.

          In fourth quarter 2008, the effective income tax rate was 9.7%, compared with 54.2% in third quarter 2008 and 20.3% in fourth quarter 2007.

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

          Several key principles guide our enterprise-wide risk management activities. The active participation of the Board and executive and business line management in the risk management process is designed to ensure consistency with risk-taking activities and integrity with these principles which, in varying forms, apply to all business and risk types:

•	Board oversight—The Board approves risk strategies, policies and associated limits; and the Board directly, or through its Risk Committee, receives regular updates on the key risks to TSFG.

•	Accountability—Business units are responsible for identifying and managing risks within their areas, as outlined in their policies and procedures.

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

          TSFG has risk management policies and systems which attempt to monitor and limit exposure to interest rate risk. Specifically, TSFG manages its exposure to fluctuations in interest rates through policies established by our Asset/Liability Committee (“ALCO”), reviewed by the Risk Committee of the Board, and approved by the Board of Directors. A primary goal of ALCO is to monitor and limit exposure to interest rate risk through implementation of various strategies. These strategies include positioning the balance sheet to minimize fluctuations in income associated with interest rate risk, while maintaining adequate liquidity and capital. As of December 31, 2008, the overall interest rate risk position of TSFG fell within risk guidelines established by ALCO.

          In evaluating interest rate risk, TSFG uses a simulation model to analyze various interest rate scenarios, which take into account potential changes in the shape of the yield curve, forward interest rates implied by current yield curves, and immediate and gradual interest rate shifts. ALCO assesses interest rate risk by comparing the base case scenario results to the various interest rate scenarios. The variations of net interest income and economic value of equity (“EVE”), as compared with our base case, provide insight into our interest rate risk exposures.

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

                    Interest Sensitivity Analysis. The information presented in Tables 29 and 30 are not projections, and are presented with static balance sheet positions. This methodology allows for an analysis of our inherent risk associated with changes in interest rates. There are some similar assumptions used in both Table 29 and 30. Primary assumptions include, but are not limited to, the following:

•	a static balance sheet for net interest income analysis;

•	as assets and liabilities mature or reprice they are reinvested at current rates and keep the same characteristics (i.e., remain as either variable or fixed rate) for net interest income analysis;

•	mortgage backed securities prepayments are based on historical industry data (given the current economic and regulatory environment, uncertainty regarding future prepayments is heightened);

•	loan prepayments are based upon historical bank-specific analysis and historical industry data;

•	deposit retention and average lives are based on historical bank-specific analysis;

•	whether callable/puttable assets and liabilities are called/put is based on the implied forward yield curve for each interest rate scenario; and

•	management takes no action to counter any change.

                   Table 29 reflects the sensitivity of net interest income to changes in interest rates. It shows the effect that the indicated changes in interest rates would have on net interest income over the next 12 months compared with the base case or flat interest rate scenario. The base case or flat scenario assumes interest rates stay at December 31, 2008 and 2007 levels, respectively.

Table 29

Net Interest Income at Risk Analysis

Interest Rate Scenario (1)		Annualized Hypothetical Percentage Change in Net Interest Income December 31,

		2008	2007

2.00%		(0.2)%	(1.3)%
1.00		—	(0.9)
Flat		—	—
(1.00	) (2)	n/a	—
(2.00	) (2)	n/a	0.2

(1)	Net interest income sensitivity is shown for gradual rate shifts over a 12 month period.

(2)	Due to the current rate environment, downward rate shifts were not run for December 31, 2008.

          Table 30 reflects the sensitivity of the EVE to changes in interest rates. EVE is a measurement of the inherent, long-term economic value of TSFG (defined as the fair value of all assets minus the fair value of all liabilities and their associated off balance sheet amounts) at a given point in time. Table 30 shows the effect that the indicated changes in interest rates would have on the fair value of net assets at December 31, 2008 and 2007, respectively, compared with the base case or flat interest rate scenario. The base case scenario assumes interest rates stay at December 31, 2008 and 2007 levels, respectively.

Table 30

Economic Value of Equity Risk Analysis

Interest Rate Scenario(1)		Annualized Hypothetical Percentage Change in Economic Value of Equity December 31,

		2008	2007

2.00%		(8.2)%	(8.7)%
1.00		(1.2)	(3.4)
Flat		—	—
(1.00	) (2)	n/a	0.5
(2.00	) (2)	n/a	(3.6)

(1)	The rising 100 and 200 basis points and falling 100 and 200 basis point interest rate scenarios assume an immediate and parallel change in interest rates along the entire yield curve.

(2)	Due to the current rate environment, downward rate shifts were not run for December 31, 2008.

               There are material limitations with TSFG’s models presented in Tables 29 and 30, which include, but are not limited to, the following:

•	the flat scenarios are base case and are not indicative of historical results;

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

              By using derivative instruments, TSFG is exposed to credit and market risk. Derivative credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, is equal to the extent of the fair value gain in a derivative, or the excess of the fair value of collateral posted against the fair value loss in a derivative. Derivative credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes us. When the fair value of a derivative is negative, credit risk exists to the extent that TSFG has posted collateral in excess of the fair value of the derivative. TSFG minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties as evaluated by management. Market risk is the adverse effect on the value of a financial instrument from a change in interest rates, or implied volatility of rates. TSFG manages the market risk associated with derivative contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The market risk associated with derivatives used for interest rate risk management activity is fully incorporated into our market risk sensitivity analysis.

              In accordance with SFAS 133, TSFG records derivatives at fair value, as either assets or liabilities, on the consolidated balance sheet, included in other assets or other liabilities. See Table 18 for the fair value of TSFG’s derivative assets and liabilities and their related notional amounts. Derivative transactions are measured in terms of the notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instrument. The notional amount is not exchanged, but is used only as the basis upon which interest and other payments are calculated.

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

              For commercial customers, loan commitments generally take the form of revolving credit arrangements to finance customers’ working capital requirements. For retail customers, loan commitments are generally lines of credit secured by residential property. At December 31, 2008, commercial and retail loan commitments totaled $2.1 billion. Documentary letters of credit are typically issued in connection with customers’ trade financing requirements and totaled $941,000 at December 31, 2008. Unused business credit card lines, which totaled $33.8 million at December 31, 2008, are generally for short-term borrowings.

              Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2008 was $214.0 million.

              TSFG applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Item 8, Note 18 to the Consolidated Financial Statements for additional information regarding lending commitments.

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

              Under normal business conditions, the sources above are adequate to meet both the short-term and longer-term funding needs of the Company; however, TSFG’s contingency funding plan establishes early warning triggers to alert management to potentially negative liquidity trends. The plan provides a framework to manage through various scenarios – including identification of alternative actions and an executive management team to navigate through a crisis. Limits ensure that liquidity is sufficient to manage through crises of various degrees of severity, triggered by TSFG-specific events, such as significant adverse changes to earnings, credit quality or credit ratings, or general industry or market events, such as market instability or rapid adverse changes in the economy. As of December 31, 2008, we had more than $4 billion of secured liquidity reserves in the form of borrowing capacity from the Federal Reserve and TT&L ($2.7 billion), FHLB ($863.7 million) and unpledged investment securities (approximately $851 million), which could be used to manage through a severe liquidity scenario. Following a severe liquidity scenario, we would consider various actions to replenish liquidity, including potential asset sales. We have no debt for which a downgrade of our credit ratings would trigger early termination. In addition, a credit rating downgrade would not impact access to our primary funding sources.

              In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes and other classes of assets. Securities classified as available for sale which are not pledged may be sold or pledged against new borrowings in response to changes in interest rates or liquidity needs. A significant portion of TSFG’s securities are pledged as collateral for repurchase agreements and public funds deposits, although approximately $851 million was unpledged as of December 31, 2008.

              Management believes that TSFG’s available borrowing capacity and efforts to grow deposits are sufficient to provide the necessary funding for 2009. However, management is prepared to take other actions if needed to manage through adverse liquidity conditions.

              Regarding the Temporary Liquidity Guarantee Programs offered by the FDIC, TSFG opted into the program providing full coverage (regardless of dollar amount) of noninterest-bearing deposit transaction accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) through December 31, 2009. This program will further stabilize and strengthen our liquidity position.

              In managing its liquidity needs, TSFG focuses on its existing assets and liabilities, as well as its ability to enter into additional borrowings, and on the manner in which they combine to provide adequate liquidity to meet its needs. Table 31 summarizes future contractual obligations as of December 31, 2008. Table 31 does not include payments which may be required under employment and deferred compensation agreements (see Item 8, Note 25 of the Consolidated Financial Statements) or loan commitments (see Item I, Note 18 of the Consolidated Financial Statements). In addition, Table 31 does not include payments required for interest and income taxes (see Item 8, Consolidated Statements of Cash Flows for details on interest and income taxes paid for 2008).

Table 31

Contractual Obligations

(dollars in thousands)

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Time deposits	$5,261,022	$3,917,759	$1,065,128	$141,880	$136,255
Short-term borrowings	1,626,374	1,626,374	—	—	—
Long-term debt	707,769	30,170	368	441,358	235,873
Operating leases	186,022	18,811	34,307	30,471	102,433
Expanded corporate facilities contracts	25,657	25,657	—	—	—

Total contractual cash obligations	$7,806,844	$5,618,771	$1,099,803	$613,709	$474,561

              As mentioned above, TSFG has the ability to borrow from the FHLB and maintain short-term lines of credit from unrelated banks. FHLB advances outstanding as of December 31, 2008, totaled $233.5 million. At December 31, 2008, TSFG had $863.7 million of unused borrowing capacity from the FHLB, compared to $273.1 million at December 31, 2007. TSFG funds its short-term needs principally with deposits, including brokered deposits, federal funds purchased, repurchase agreements, FHLB advances, Federal Reserve borrowings, treasury tax and loan notes, and the principal run-off of investment securities. At December 31, 2008, TSFG had unused short-term lines of credit totaling $328.7 million (which may be canceled at the lender’s option and which are subject to funds availability at the lender), compared to $1.9 billion at December 31, 2007. This reduction was a result of our fed funds counterparties reducing their overall appetite to lend combined with our recent earnings and credit performance.

              A collateralized borrowing relationship with the Federal Reserve Bank of Richmond is in place for Carolina First Bank. At December 31, 2008, TSFG had qualifying collateral to secure advances up to $3.4 billion, of which $1.1 billion was outstanding. At December 31, 2007, TSFG had qualifying collateral to secure advances up to $1.4 billion, of which none was outstanding.

              The parent company has maintained cash from the preferred stock issuances in 2008 to meet preferred stock dividend requirements for the next five years. At December 31, 2008, the parent company had no lines of credit. At December 31, 2007, the parent company had three short-term lines of credit totaling $35.0 million, which expired in 2008. No amounts were outstanding under these lines of credit during the years 2008 or 2007.

              TSFG enters into agreements in the normal course of business to extend credit to meet the financial needs of its customers. For amounts and types of such agreements at December 31, 2008, see “Off-Balance Sheet Arrangements.” Increased demand for funds under these agreements would reduce TSFG’s available liquidity and could require additional sources of liquidity.

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

              See “Enterprise Risk Management” in Item 7, and Item 8, Notes 6, 12, and 28, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

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

          TSFG’s management assessed the effectiveness of TSFG’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we believe that, as of December 31, 2008, TSFG’s internal control over financial reporting was effective.

          PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited TSFG’s Consolidated Financial Statements and the effectiveness of TSFG’s internal control over financial reporting in accordance with standards of the Public Company Accounting Oversight Board (United States). PricewaterhouseCoopers LLP reviews the results of its audit with both management and the Audit Committee of the Board of Directors of TSFG. In connection with its audit, PricewaterhouseCoopers LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2008. This attestation report “Report of Independent Registered Public Accounting Firm” appears on page 70.

          The Audit Committee, composed entirely of independent directors, meets periodically with management, TSFG’s internal auditors and PricewaterhouseCoopers LLP (separately and jointly) to discuss audit, financial reporting and related matters. PricewaterhouseCoopers LLP and the internal auditors have direct access to the Audit Committee.

H. Lynn Harton	James R. Gordon
President and	Senior Executive Vice President
Chief Executive Officer	and Chief Financial Officer
March 3, 2009	March 3, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The South Financial Group, Inc.:

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of (loss) income, of shareholders’ equity and comprehensive (loss) income and of cash flows present fairly, in all material respects, the financial position of The South Financial Group, Inc. and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 3, 2009

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,

	2008	2007

Assets
Cash and due from banks	$292,219	$290,974
Interest-bearing bank balances	166	5,551
Securities
Available for sale, at fair value	2,107,194	1,986,212
Held to maturity (fair value $23,048 in 2008 and $39,782 in 2007)	22,709	39,691

Total securities	2,129,903	2,025,903

Loans held for sale (includes $14,681 measured at fair value at December 31, 2008)	30,963	17,867
Loans held for investment	10,192,072	10,213,420
Less: Allowance for loan losses	(247,086)	(126,427)

Net loans held for investment	9,944,986	10,086,993

Premises and equipment, net	282,472	233,852
Accrued interest receivable	50,388	70,464
Goodwill	224,161	651,003
Other intangible assets, net	21,859	27,179
Other assets	625,209	467,798

Total assets	$13,602,326	$13,877,584

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing retail and commercial deposits	$1,041,140	$1,127,657
Interest-bearing retail and commercial deposits	6,455,810	6,402,503

Total retail and commercial deposits	7,496,950	7,530,160
Brokered deposits	1,908,767	2,258,408

Total deposits	9,405,717	9,788,568
Short-term borrowings	1,626,374	1,637,550
Long-term debt	707,769	698,340
Accrued interest payable	71,465	69,288
Other liabilities	170,470	133,530

Total liabilities	11,981,795	12,327,276

Commitments and contingencies (Note 18)	—	—
Shareholders’ equity
Preferred stock-no par value; authorized 10,000,000 shares; issued and outstanding 585,700 shares in 2008	566,379	—
Common stock-par value $1 per share; authorized 200,000,000 shares; issued and outstanding 74,643,649 shares in 2008 and 72,455,205 shares in 2007	74,644	72,455
Surplus	1,135,920	1,107,601
Retained (deficit) earnings	(199,540)	386,061
Accumulated other comprehensive income (loss), net of tax	42,558	(15,809)
Other, net	570	—

Total shareholders’ equity	1,620,531	1,550,308

Total liabilities and shareholders’ equity	$13,602,326	$13,877,584

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share data)

	Year Ended December 31,

	2008	2007	2006

Interest Income
Interest and fees on loans	$629,966	$764,828	$721,020
Interest and dividends on securities:
Taxable	81,744	103,525	124,850
Exempt from federal income taxes	9,945	11,601	12,819

Total interest and dividends on securities	91,689	115,126	137,669
Interest on short-term investments	385	402	1,511

Total interest income	722,040	880,356	860,200

Interest Expense
Interest on deposits	275,003	368,295	291,292
Interest on short-term borrowings	34,775	79,853	86,524
Interest on long-term debt	32,099	49,427	81,013

Total interest expense	341,877	497,575	458,829

Net Interest Income	380,163	382,781	401,371
Provision for Credit Losses	344,589	68,568	32,789

Net interest income after provision for credit losses	35,574	314,213	368,582
Noninterest Income	121,684	113,712	118,210
Noninterest Expenses	791,950	321,249	326,244

(Loss) income before income taxes	(634,692)	106,676	160,548
Income tax (benefit) expense	(87,574)	33,400	47,682

Net (Loss) Income	(547,118)	73,276	112,866
Preferred stock dividends	21,261	—	—
Deemed dividend resulting from accretion of discount	243	—	—

Net (Loss) Income Available to Common Shareholders	$(568,622)	$73,276	$112,866

Average Common Shares Outstanding, Basic	73,137	73,618	74,940
Average Common Shares Outstanding, Diluted	73,137	74,085	75,543
(Loss) Earnings Per Common Share, Basic	$(7.77)	$1.00	$1.51
(Loss) Earnings Per Common Share, Diluted	(7.77)	0.99	1.49

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(dollars in thousands, except per share data)

	Shares of Common Stock	Common Stock	Preferred Stock	Surplus	Retained Earnings and Other*	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2005	74,721,461	$74,721	$—	$1,151,005	$307,081	$(45,900)	$1,486,907
Net income	—	—	—	—	112,866	—	112,866
Other comprehensive loss, net of tax of $1,272	—	—	—	—	—	(2,204)	(2,204)

Comprehensive income	—	—	—	—	—	—	110,662

Common dividends declared ($0.69 per share)	—	—	—	—	(51,960)	—	(51,960)
Common stock activity:
Acquisitions	4,991	5	—	68	—	—	73
Exercise of options, including tax benefit of $1,612	459,317	460	—	8,111	—	—	8,571
Dividend reinvestment plan	127,303	127	—	3,092	—	—	3,219
Restricted stock plan	(8,988)	(9)	—	3,178	—	—	3,169
Employee stock purchase plan	19,057	19	—	460	—	—	479
Director compensation	18,135	18	—	461	—	—	479
Common stock released by trust for deferred comp	—	—	—	—	289	—	289
Deferred compensation payable in common stock	—	—	—	—	(289)	—	(289)
Cumulative effect of initial application of SAB 108, net of income tax of $1,858	—	—	—	—	(3,412)	—	(3,412)
Adoption of SFAS 123R—reversal of unearned comp	—	—	—	(2,301)	2,301	—	—
Stock option expense	—	—	—	3,483	—	—	3,483
Other, net	—	—	—	128	234	—	362

Balance, December 31, 2006	75,341,276	75,341	—	1,167,685	367,110	(48,104)	1,562,032
Net income	—	—	—	—	73,276	—	73,276
Other comprehensive income, net of tax of $18,292	—	—	—	—	—	32,295	32,295

Comprehensive income	—	—	—	—	—	—	105,571

Common dividends declared ($0.73 per share)	—	—	—	—	(53,695)	—	(53,695)
Common stock activity:
Stock repurchase	(3,600,000)	(3,600)	—	(79,691)	—	—	(83,291)
Acquisitions	7,918	8	—	183	—	—	191
Exercise of options, including tax benefit of $1,067	476,386	476	—	8,675	—	—	9,151
Dividend reinvestment plan	149,021	149	—	3,057	—	—	3,206
Restricted stock plan	39,617	40	—	3,078	(293)	—	2,825
Employee stock purchase plan	19,378	19	—	402	—	—	421
Director compensation	22,098	22	—	512	—	—	534
Common stock released by trust for deferred comp	—	—	—	—	122	—	122
Deferred compensation payable in common stock	—	—	—	—	(122)	—	(122)
Cumulative effect of initial application of FIN 48	—	—	—	—	(488)	—	(488)
Stock option expense	—	—	—	3,657	—	—	3,657
Other, net	(489)	—	—	43	151	—	194

Balance, December 31, 2007	72,455,205	72,455	—	1,107,601	386,061	(15,809)	1,550,308
Net loss	—	—	—	—	(547,118)	—	(547,118)
Other comprehensive income, net of tax of $33,288	—	—	—	—	—	58,367	58,367

Comprehensive loss	—	—	—	—	—	—	(488,751)

Issuance of preferred stock	—	—	577,436	(12,030)	—	—	565,406
Issuance of warrant to U. S. Treasury Department	—	—	—	19,564	—	—	19,564
Common dividends declared ($0.22 per share)	—	—	—	—	(16,089)	—	(16,089)
Preferred dividends declared	—	—	—	—	(21,261)	—	(21,261)
Accretion of discount on preferred stock	—	—	243	—	(243)	—	—
Common stock activity:
Conversion of preferred stock	1,738,454	1,739	(11,300)	9,561	—	—	—
Dividend reinvestment plan	225,805	226	—	1,707	—	—	1,933
Restricted stock plan	96,635	97	—	5,604	(163)	—	5,538
Director compensation	70,422	70	—	460	—	—	530
Employee stock purchase plan	49,123	49	—	276	—	—	325
Acquisitions	4,403	4	—	20	—	—	24
Exercise of options, including tax benefit of $6	3,602	4	—	37	—	—	41
Common and preferred stock purchased by trust for deferred compensation	—	—	—	—	(585)	—	(585)
Deferred compensation payable in stock	—	—	—	—	1,155	—	1,155
Cumulative effect of initial application of:
SFAS 159, net of tax	—	—	—	—	60	—	60
EITF 06-4	—	—	—	—	(737)	—	(737)
Stock option expense	—	—	—	3,179	—	—	3,179
Other, net	—	—	—	(59)	(50)	—	(109)

Balance, December 31, 2008	74,643,649	$74,644	$566,379	$1,135,920	$(198,970)	$42,558	$1,620,531

*	Other includes guarantee of employee stock ownership plan debt, deferred compensation, and (prior to January 1, 2006) nonvested restricted stock.

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,

	2008	2007	2006

Cash Flows from Operating Activities
Net (loss) income	$(547,118)	$73,276	$112,866
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, amortization, and accretion, net	38,691	33,963	40,504
Provision for credit losses	344,589	68,568	32,789
Share-based compensation expense	9,936	7,469	6,418
Goodwill impairment	426,049	—	—
(Gain) loss on securities	(3,108)	4,623	(4,037)
Gain on Visa IPO share redemption	(1,904)	—	—
Loss (gain) on trading and certain derivative activities	207	1,197	(3,150)
Gain on sale of mortgage loans	(3,314)	(5,179)	(7,022)
Loss on non-mortgage loans held for sale	283	—	5,129
Loss on early extinguishment of debt	2,086	2,029	821
Loss (gain) on disposition of premises and equipment	342	70	(476)
Loss on disposition of other real estate owned	633	401	341
Deferred income tax (benefit) expense	(47,206)	7,426	5,674
Excess tax benefits from share-based compensation	(6)	(1,067)	(1,612)
Loss on derivative collateral	1,061	—	—
Gain on disposition of assets and liabilities	—	—	(2,498)
Origination of loans held for sale	(251,144)	(411,539)	(632,920)
Sale of loans held for sale and principal repayments	278,840	454,948	565,832
(Increase) decrease in other assets	(17,732)	(6,364)	6,499
Increase (decrease) in other liabilities	12,861	(12,894)	22,231

Net cash provided by operating activities	244,046	216,927	147,389

Cash Flows from Investing Activities
Sale of securities available for sale	257,483	309,110	40,274
Maturity, redemption, call, or principal repayments of securities available for sale	490,181	483,630	355,569
Maturity, redemption, call, or principal repayments of securities held to maturity	16,983	12,655	10,206
Purchase of securities available for sale	(813,272)	(12,616)	(38,267)
Purchase of securities held to maturity	—	(140)	—
Origination of loans held for investment, net of principal repayments	(328,088)	(601,055)	(591,378)
Sale of loans held for investment	41,163	—	353,044
Sale of other real estate owned	12,324	4,746	11,705
Sale of premises and equipment	9	445	6,004
Purchase of premises and equipment	(57,917)	(35,658)	(50,991)
Disposition of assets and liabilities, net	—	—	(22,655)
Cash equivalents acquired, net of payment for purchase acquisitions	3,332	(363)	(374)

Net cash (used for) provided by investing activities	(377,802)	160,754	73,137

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

THE SOUTH FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,

	2008	2007	2006

Cash Flows from Financing Activities
(Decrease) increase in deposits	$(407,440)	$249,876	$311,011
(Decrease) increase in short-term borrowings	(12,140)	(132,959)	292,556
Issuance of long-term debt	203,320	126,290	127,321
Payment of long-term debt	(200,169)	(557,726)	(918,509)
Cash dividends paid on common stock	(29,106)	(53,493)	(51,097)
Cash dividends paid on preferred stock	(11,920)	—	—
Issuance of preferred stock and warrant, net	584,970	—	—
Repurchase of common stock	—	(83,291)	—
Excess tax benefits from share-based compensation	6	1,067	1,612
Other common stock activity	2,095	11,249	11,706

Net cash provided by (used for) financing activities	129,616	(438,987)	(225,400)

Net change in cash and cash equivalents	(4,140)	(61,306)	(4,874)
Cash and cash equivalents at beginning of year	296,525	357,831	362,705

Cash and cash equivalents at end of year	$292,385	$296,525	$357,831

Supplemental Cash Flow Data
Interest paid, net of amounts capitalized	$355,460	$492,913	$442,237
Income tax (refunds) payments, net	(5,927)	30,313	19,466
Significant non-cash investing and financing transactions:
Unrealized gain (loss) on available for sale securities	59,790	26,461	(1,667)
Conversion of preferred stock into common stock	11,300	—	—
Loans transferred from held for investment to held for sale	63,929	—	—
Loans transferred from held for sale to held for investment	3,060	59	97,196
Loans transferred to other real estate owned	51,158	8,173	5,616

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

Nature of Operations

          TSFG is a bank holding company headquartered in Greenville, South Carolina that offers a broad range of financial products and services, including banking, merchant processing, mortgage, treasury services, and wealth management (which consists of benefits administration, insurance, retail investment, and trust and investment management). TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First), in Florida (as Mercantile), and on the Internet (as Bank Caroline). TSFG also owns several non-bank subsidiaries. At December 31, 2008, TSFG operated through 82 branch offices in South Carolina, 71 in Florida, and 27 in North Carolina. In South Carolina, the branches are primarily located in the state’s largest metropolitan areas. The Florida operations are principally concentrated in the Jacksonville, Orlando, Tampa Bay, Southeast Florida, and Gainesville areas. The North Carolina branches are primarily located in the Hendersonville and Asheville areas of western North Carolina and in the Wilmington area of eastern North Carolina.

Accounting Estimates and Assumptions

          The preparation of the Consolidated Financial Statements and accompanying notes requires management of TSFG to make a number of estimates and assumptions relating to reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the period. Actual results could differ significantly from these estimates and assumptions. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, for the effectiveness of derivative and other hedging activities, the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities (including deferred tax assets and any related valuation allowance), share-based compensation, and accounting for acquisitions, including the fair value determinations, the analysis of goodwill impairment and the analysis of valuation allowances in the initial accounting of loans acquired. To a lesser extent, significant estimates are also associated with the determination of contingent liabilities, discretionary compensation, and other employee benefit agreements.

Principles of Consolidation

          The Consolidated Financial Statements include the accounts of The South Financial Group, Inc. and all other entities in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

          TSFG determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns, and the right to make decisions about the entity’s activities. TSFG consolidates voting interest entities in which it has all, or at least majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity described above. A controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. At December 31, 2008, TSFG had six subsidiaries that were VIEs for which TSFG was not the primary beneficiary. Accordingly, the accounts of these statutory business trusts (“Trusts”) were not included in TSFG’s Consolidated Financial Statements. At December 31, 2008 and 2007, the Trusts had outstanding trust preferred securities with an aggregate par value of $200.5 million. At December 31, 2008 and 2007, the principal assets of the Trusts are $206.7 million of the Company’s subordinated notes with identical rates of interest and maturities as the trust preferred securities (see Note 17). At December 31, 2008 and 2007, the Trusts have issued $6.2 million of common securities to the Company. The Company records interest expense on the subordinated debt and recognizes the dividend income on the common stock of the trust entities.

Reclassifications

          Certain prior year amounts have been reclassified to conform to the 2008 presentation. Specifically, in 2008, TSFG began presenting its loss on sale of other real estate owned in noninterest expenses (rather than noninterest income). Amounts for prior periods have been reclassified to conform to the current presentation. This reclassification had no impact on net income.

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

Loans Held for Sale

          Loans held for sale include residential mortgage loans intended to be sold in the secondary market and other loans that management has an active plan to sell. Effective January 1, 2008, TSFG elected to carry its portfolio of mortgage loans held for sale at fair value pursuant to SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” Other loans held for sale are carried at the lower of cost or estimated fair value on an aggregate basis. Prior to sale, decreases in fair value and subsequent recoveries in fair value up to the cost basis are included in noninterest income or expense. Gains or losses on sales of loans are recognized in noninterest income or expense at the time of sale and are determined by the difference between net sales proceeds and the carrying value of the loans sold.

          Loans or pools of loans are transferred from the held for investment portfolio to the held for sale portfolio when the intent to hold the loans has changed due to portfolio management or risk mitigation strategies and when there is a plan to sell the loans within a reasonable period of time. At the time of transfer, if the fair value is less than the cost, the difference related to the credit quality of the loan is recorded as an adjustment to the allowance for loan losses. Decreases in fair value subsequent to the transfer are recognized in noninterest income or expense.

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

          Loans are charged-off (if unsecured) or written-down (if secured) when losses are reasonably quantifiable. Commercial loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when full collection of principal and interest becomes doubtful or when they become 90-days delinquent. Consumer loans are generally placed in nonaccrual status (if secured) or charged-off (if unsecured) when they become greater than 120 days past due or upon determination that full collection of principal and interest is doubtful. Mortgage loans are generally placed in nonaccrual status when they become greater than 150 days past due or upon determination that full collection of principal and interest is doubtful. Once placed in nonaccrual, in the event the net realizable liquidation value of the collateral is less than the principal balance of the mortgage loan, the anticipated deficiency balance is charged off.

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

Goodwill and Intangible Assets

          Intangible assets include goodwill and other identifiable assets, such as core deposit intangibles, customer list intangibles, and non-compete agreement intangibles, resulting from TSFG acquisitions. Core deposit intangibles are amortized over 5 to 15 years using the straight-line or the sum-of-the-years’ digits method based upon historical studies of core deposits. The non-compete agreement intangibles are amortized on a straight-line basis over the non-compete period, which is generally seven years or less. Customer list intangibles are amortized on a straight-line or accelerated basis over their estimated useful life of 10 to 17 years. Goodwill is not amortized but tested annually for impairment or at any time an event occurs or circumstances change that may trigger a decline in the value of the reporting unit. Examples of such events or circumstances include adverse changes in legal factors, business climate, unanticipated competition, change in regulatory environment, or loss of key personnel.

          TSFG tests for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Potential impairment of goodwill exists when the carrying amount of a reporting unit exceeds its implied fair value. The fair value for each reporting unit may be computed using one or a combination of the following three methods: income, market value, or cost method. The income method uses a discounted cash flow analysis to determine fair value by considering estimated future cash flows that the reporting unit will generate over its remaining useful life. These cash flows are discounted at a rate appropriate for the risk of the reporting unit. The market value method uses recent transaction analysis or publicly traded comparable analysis for similar companies to determine fair value. The cost method estimates the current cost to purchase or replace the assets of the reporting unit. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and a second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value. The loss recognized is limited to the carrying amount of goodwill. Once an impairment loss is recognized, future increases in fair value will not result in the reversal of previously recognized losses.

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

          TSFG uses derivatives to manage exposure to interest rate and foreign exchange risk and offers derivatives to its customers which they use to meet their risk management objectives. TSFG manages risks associated with its lending, investment, deposit taking, and borrowing activities. Derivatives for interest rate risk management include interest rate swaps, floors, options, and futures contracts. Derivatives used for foreign currency risk management consist of forward contracts. Interest rate swaps used by TSFG effectively convert specific fixed rate borrowings to a floating rate index, or vice versa, or serve to convert prime-based or LIBOR-based variable loan cash flows to fixed rate income streams. TSFG has also entered into swap contracts that effectively convert exposure taken on through the issuance of equity-linked and inflation-indexed certificates of deposit to LIBOR-based funding.

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

          By using derivative instruments, TSFG is also exposed to credit risk. Credit risk, which is the risk that a counterparty to a derivative instrument will fail to perform, equals the fair value gain in a derivative or the excess of the fair value of collateral posted against the fair value loss in a derivative. Credit risk is created when the fair value of a derivative contract is positive, since this generally indicates that the counterparty owes TSFG. When the fair value of a derivative is negative, credit risk exists to the extent that TSFG has posted collateral in excess of the fair value of the derivative. TSFG minimizes the credit risk in derivative instruments by entering into transactions with highly rated counterparties, which management confirms with its own analysis.

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

          All derivatives are recognized on the consolidated balance sheet in either other assets or other liabilities at their fair value in accordance with SFAS 133. On the trade date, TSFG designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation. Changes in fair value for derivatives that qualify as fair value hedges are recorded along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk as noninterest income in the consolidated statements of income. Changes in fair value for derivatives that qualify as cash flow hedges are recorded through other comprehensive income (net of tax) in shareholders’ equity to the extent that the hedge is effective. The net cash settlement on derivatives qualifying for hedge accounting is recorded in interest income or interest expense, as appropriate, based on the item being hedged. The net cash settlement on derivatives not qualifying for hedge accounting is included in noninterest income. Changes in the fair value of derivative instruments that fail to meet the criteria for hedge designation as a hedge under SFAS 133 or fail to meet the criteria thereafter are recorded as noninterest income in the consolidated statements of income. TSFG has elected not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral.

          TSFG discontinues hedge accounting in accordance with SFAS 133 when the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is dedesignated as a hedge instrument because it is unlikely that the forecasted transaction will occur; or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

Bank-Owned Life Insurance

          TSFG has purchased life insurance policies on certain key employees. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the net cash surrender value are recorded in noninterest income. Bank-owned life insurance totaled $288.8 million and $278.3 million, respectively, at December 31, 2008 and 2007.

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

Subsequent write-downs that may be required to the carrying value of these properties and gains and losses realized from the sale of other real estate owned are included in other noninterest expense. Costs related to the development and improvements of such property are capitalized, whereas the costs related to holding the property are charged to expense. Other real estate owned totaled $44.7 million and $6.5 million at December 31, 2008 and 2007, respectively.

          Personal property repossessions are acquired in partial or total satisfaction of problem loans and are included in other assets. These repossessions are initially carried at the lower of cost or estimated fair value. Principal losses existing at the time of acquisition of such personal properties are charged against the allowance for loan losses. Personal property repossessions totaled $4.3 million and $1.8 million at December 31, 2008 and 2007, respectively.

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

Fair Value

          Effective January 1, 2008, TSFG determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

          TSFG carries securities available for sale, mortgage loans held for sale, and derivative assets and liabilities at fair value on a recurring basis. For more information on the fair value of TSFG’s financial instruments, see Note 28.

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

          Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis and operating loss and income tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management regularly reviews deferred tax assets for recoverability, and in situations where it is “more likely than not” that a deferred tax asset is not realizable, a valuation allowance is recorded.

Preferred Stock

          Preferred stock ranks senior to common shares with respect to dividends and has preference in the event of liquidation. Preferred stock is reported in shareholders’ equity unless it is mandatorily redeemable or it embodies an unconditional obligation that the Company must or may settle in shares whose monetary value at inception is based solely or predominantly on any of the following: (1) a fixed amount known at inception, (2) variations in something other than the fair value of the Company’s equity shares, or (3) variations inversely related to changes in the fair value of the Company’s equity shares as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Dividends declared on preferred stock are accounted for as a reduction in retained earnings. Issuance costs are charged against surplus. Any premium or discount on preferred stock is amortized over the expected term of the borrowing using the effective interest method.

Comprehensive Income (Loss)

          Comprehensive income (loss) is the change in TSFG’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). TSFG’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of unrealized gains and losses on certain investments in debt securities, equity securities, and derivatives that qualify as cash flow hedges to the extent that the hedge is effective.

Share-Based Compensation

          TSFG records share-based compensation in accordance with SFAS No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Under SFAS 123R, the way an award is classified will affect the measurement of compensation cost. Liability-classified awards are remeasured to fair value at each balance-sheet date until the award is settled. Equity-classified awards are measured at grant-date fair value, amortized over the subsequent vesting period, and are not subsequently remeasured. The fair value of non-vested stock awards for the purposes of recognizing stock-based compensation expense is the market price of the stock on the grant date. The fair value of options is estimated on the grant date using a Monte Carlo simulation method for market-based stock options and the Black-Scholes option pricing model for all other options (see Note 24).

          Compensation cost is based on awards ultimately expected to vest; consequently, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. TSFG has elected to expense future grants of awards with graded vesting on a straight-line basis over the requisite service period of the entire award.

          SFAS 123R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. Cash flows from financing activities for 2008, 2007, and 2006 included $6,000, $1.1 million, and $1.6 million, respectively, in cash inflows from excess tax benefits related to stock compensation. TSFG has elected the “short-cut method” to determine the pool of windfall tax benefits.

Per Share Data

          Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the year. For diluted earnings per share, the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In addition, if the denominator has been adjusted as per the prior sentence, then the numerator is adjusted to add back any convertible preferred dividends. If dilutive, common stock equivalents are calculated for options, warrants, restricted stock, and restricted stock units using the treasury stock method and for convertible securities using the if-converted method.

Business Segments

          TSFG reports operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. TSFG has two reportable operating segments: Carolina First and Mercantile (see Note 29).

Risk and Uncertainties

          In the normal course of its business, TSFG encounters significant economic and regulatory risks. There are two main components of economic risk: credit risk and market risk. Credit risk is primarily the risk of default on TSFG’s loan portfolio that results from borrowers’ failure to make contractually required payments. Market risk arises principally from interest rate risk inherent in TSFG’s lending, investing, deposit, and borrowing activities.

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

          The global and U.S. economies are experiencing unprecedented volatility, and a challenging business climate is forecast for the foreseeable future. A continued economic downturn and volatility in the financial markets could significantly affect the estimates, judgments and assumptions used in the preparation of the Consolidated Financial Statements, and could lead to impairment of goodwill and other intangible assets, investments, or other assets.

Recently Adopted Accounting Pronouncements

     Fair Value Measurements

          SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. TSFG adopted this standard for financial assets and liabilities effective January 1, 2008 with no significant impact on its Consolidated Financial Statements. See Note 28 for fair value disclosures. Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2 (“FSP 157-2”) delays the effective date of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until fiscal years beginning after November 15, 2008. As a result, TSFG adopted this standard for nonfinancial assets and liabilities effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Endorsement Split-Dollar Life Insurance Arrangements

          In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 stipulates that an agreement by the employer to share a portion of the proceeds of a life insurance policy with the employee during the postretirement period is a postretirement benefit arrangement for which a liability must be recorded. The consensus is effective for fiscal years beginning after December 15, 2007. Entities had the option of applying the provisions of EITF 06-4 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods. TSFG currently has several arrangements as described by EITF 06-4. TSFG adopted this standard effective January 1, 2008, with a $737,000 decrease to retained earnings.

     Fair Value Option for Financial Assets and Financial Liabilities

          SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. TSFG adopted this standard effective January 1, 2008 and elected to account for its portfolio of mortgage loans held for sale at fair value. The impact of adoption was an increase to retained earnings of $60,000, net of income tax of $32,000. For additional information on the fair value option, see Note 28.

     Offsetting Amounts under Master Netting Arrangements

          FASB Staff Position FIN 39-1 (“FSP FIN 39-1”), “Amendment of FASB Interpretation No. 39” amends Interpretation No. 39 to permit a reporting entity to offset the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), against derivative instruments executed with the same counterparty under the same master netting arrangement. TSFG adopted FSP FIN 39-1 effective January 1, 2008 with no significant impact on its Consolidated Financial Statements.

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

     Amendments to the Impairment Guidance of EITF Issue No. 99-20

          FASB Staff Position No. EITF 99-20-1 (“FSP EITF 99-20-1”), “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. TSFG adopted FSP EITF 99-20-1 effective December 31, 2008 with no significant impact on its Consolidated Financial Statements.

     Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

          FASB Staff Position No. FAS 140-4 and FIN 46(R)-8 (“FSP FAS 140-4”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FIN No. 46(R), “Consolidation of Variable Interest Entities,” to require public companies to disclose additional information regarding transfers of financial assets and interests in variable interest entities. TSFG adopted FSP EITF 99-20-1 effective December 31, 2008 with no significant impact on its Consolidated Financial Statements.

     Business Combinations

          SFAS No. 141R (“SFAS 141R”), “Business Combinations,” requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, “Accounting for Contingencies.” TSFG adopted SFAS 141R effective January 1, 2009 with no significant impact on its Consolidated Financial Statements. However, TSFG expects SFAS 141R to have a significant effect on future acquisitions, if any.

     Noncontrolling Interests in Consolidated Financial Statements

          SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. TSFG adopted SFAS 160 effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Disclosures about Derivative Instruments and Hedging Activities

          SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. TSFG adopted SFAS 161 effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

          FASB Staff Position EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. TSFG adopted FSP EITF 03-6-1 effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Determination of the Useful Life of Intangible Assets

          FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets,” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” TSFG adopted FSP FAS 142-3 effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Equity Method Investment Accounting Considerations

          EITF Issue 08-6, “Equity Method Investment Accounting Considerations” clarifies the accounting for certain transactions and impairment considerations involving equity method investments. TSFG adopted EITF Issue 08-6 effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

     Accounting for Defensive Intangible Assets

          EITF Issue 08-7, “Accounting for Defensive Intangible Assets” clarifies how to account for defensive intangible assets subsequent to initial measurement. TSFG adopted EITF Issue 08-7 effective January 1, 2009 with no significant impact on its Consolidated Financial Statements.

Note 2. Accumulated Other Comprehensive Income (Loss)

          The following summarizes accumulated other comprehensive income (loss), net of tax (in thousands) for the years ended December 31:

	2008	2007	2006

Net Unrealized Gains (Losses) on Securities Available for Sale
Balance at beginning of year	$(30,765)	$(47,378)	$(46,350)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	59,236	23,129	(1,654)
Income tax (expense) benefit	(21,941)	(8,682)	634
Less: Reclassification adjustment for losses (gains) included in net (loss) income	554	3,332	(13)
Income tax (benefit) expense	(194)	(1,166)	5

	37,655	16,613	(1,028)

Balance at end of year	6,890	(30,765)	(47,378)

Net Unrealized Gains (Losses) on Cash Flow Hedges
Balance at beginning of year	14,956	(726)	450
Other comprehensive income (loss):
Unrealized gain (loss) on change in fair values	31,865	24,678	(113)
Income tax (expense) benefit	(11,153)	(8,637)	40
Less: Amortization of terminated swaps	—	(552)	(1,696)
Income tax expense	—	193	593

	20,712	15,682	(1,176)

Balance at end of year	35,668	14,956	(726)

	$42,558	$(15,809)	$(48,104)

Total other comprehensive income (loss)	$58,367	$32,295	$(2,204)
Net (loss) income	(547,118)	73,276	112,866

Comprehensive (loss) income	$(488,751)	$105,571	$110,662

Note 3. Noninterest Income and Noninterest Expenses

          The following presents the details for noninterest income and noninterest expenses (in thousands) for the years ended December 31:

	2008	2007	2006

Noninterest Income
Service charges on deposit accounts	$42,940	$44,519	$45,041
Debit card income, net	7,805	7,182	5,437
Customer service fee income	5,335	5,648	4,467

Total customer fee income	56,080	57,349	54,945

Insurance income	10,082	12,029	12,025
Retail investment services, net	7,711	7,902	6,533
Trust and investment management income	6,688	6,595	6,124
Benefits administration fees	3,136	3,261	2,933

Total wealth management income	27,617	29,787	27,615

Bank-owned life insurance income	12,877	13,344	11,636
Mortgage banking income	5,260	6,053	8,155
Merchant processing income, net	3,279	3,263	2,307
Gain (loss) on securities	3,108	(4,623)	4,037
Gain on Visa IPO share redemption	1,904	—	—
(Loss) gain on trading and certain derivative activities	(207)	(1,197)	3,150
Gain on disposition of assets and liabilities	—	—	2,498
Loss on indirect auto loans	—	—	(5,129)
Other (1)	11,766	9,736	8,996

Total noninterest income	$121,684	$113,712	$118,210

Noninterest Expenses
Goodwill impairment	$426,049	$—	$—
Salaries and wages, excluding employment contracts and severance	144,037	137,085	134,743
Employment contracts and severance	16,519	2,306	5,588

Total salaries and wages	160,556	139,391	140,331

Employee benefits	38,200	37,098	35,739
Occupancy	37,311	34,659	31,802
Furniture and equipment	27,561	26,081	25,216
Professional services	16,483	17,062	21,462
Loan collection and foreclosed asset expense	12,431	3,665	3,615
Regulatory assessments	10,923	2,628	1,765
Advertising and business development	9,927	7,401	9,894
Telecommunications	6,140	5,668	5,630
Amortization of intangibles	6,138	7,897	8,775
Loss on early extinguishment of debt	2,086	2,029	821
Loss on derivative collateral	1,061	—	—
Branch acquisition and conversion costs	731	—	—
Visa-related litigation	(863)	881	—
Other (1)	37,216	36,789	41,194

Total noninterest expenses	$791,950	$321,249	$326,244

(1)

In fourth quarter 2008, TSFG reclassified gain (loss) on sale of other real estate owned from noninterest income to noninterest expense. For the years ended December 31, 2008, 2007, and 2006, such amounts totaled (in thousands) a loss of $633, $401, and $305, respectively.

Note 4. Branch Acquisition/Disposition

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

Note 5. Restrictions on Cash and Due From Banks

          TSFG is required to maintain average reserve balances with the Federal Reserve Bank based upon a percentage of deposits. The average amounts of these reserve balances for the years ended December 31, 2008 and 2007 were $27.8 million and $87.0 million, respectively.

          At December 31, 2008, TSFG had no restricted cash collateralizing derivative financial instruments. At December 31, 2007, TSFG had restricted cash totaling $50,000 collateralizing derivative financial instruments.

Note 6. Securities

          The aggregate amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31 were as follows:

	2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Available for Sale
U.S. Treasury	$2,001	$68	$—	$2,069
U.S. Government agencies	307,025	6,704	—	313,729
Agency mortgage-backed securities	1,467,516	14,632	13,509	1,468,639
Private label mortgage-backed securities	14,850	—	2,079	12,771
State and municipals	256,755	5,673	180	262,248
Other investments	48,098	87	447	47,738

	$2,096,245	$27,164	$16,215	$2,107,194

Securities Held to Maturity
State and municipals	$22,609	$343	$4	$22,948
Other investments	100	—	—	100

	$22,709	$343	$4	$23,048

	2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities Available for Sale
U.S. Treasury	$27,081	$511	$—	$27,592
U.S. Government agencies	502,659	1,142	230	503,571
Agency mortgage-backed securities	1,138,352	289	50,214	1,088,427
State and municipals	302,775	919	1,108	302,586
Other investments	64,186	1,402	1,552	64,036

	$2,035,053	$4,263	$53,104	$1,986,212

Securities Held to Maturity
State and municipals	$39,451	$209	$118	39,542
Other investments	240	—	—	240

	$39,691	$209	$118	$39,782

          At December 31, 2008, other investments in securities available for sale included the following (recorded at the estimated fair value): corporate bonds of $10.0 million, FHLB stock of $35.5 million, community bank stocks of $672,000, and other equity investments of $1.6 million. At December 31, 2007, other investments in securities available for sale included the following (recorded at the estimated fair value): corporate bonds of $20.4 million, FHLB stock of $35.3 million, community bank stocks of $5.0 million, and other equity investments of $3.3 million.

          The amortized cost and estimated fair value of securities available for sale and securities held to maturity (in thousands) at December 31, 2008, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The estimated fair value of securities was determined using quoted market prices.

	December 31, 2008

	Amortized Cost	Estimated Fair Value

Securities Available for Sale
Due in one year or less	$90,200	$90,247
Due after one year through five years	606,361	618,298
Due after five years through ten years	232,374	235,165
Due after ten years	1,129,167	1,125,716
No contractual maturity	38,143	37,768

	$2,096,245	$2,107,194

Securities Held to Maturity
Due in one year or less	$5,284	$5,299
Due after one year through five years	15,728	16,006
Due after five years through ten years	1,697	1,743
Due after ten years	—	—
No contractual maturity	—	—

	$22,709	$23,048

          Proceeds from sales of securities available for sale, gross realized gains and losses on sales, and maturities and other securities transactions (in thousands) for the years ended December 31 are summarized as follows. The net gains or losses are shown in noninterest income as gain (loss) on securities.

	2008	2007	2006

Proceeds from sales of securities available for sale	$257,483	$309,110	$40,274

Sales transactions of securities available for sale:
Gross realized gains	$2,544	$2,795	$4,711
Gross realized losses (1)	(986)	(5,427)	(557)
Maturities and other securities transactions:
Gross realized gains	4,262	—	11
Gross realized losses	(6)	—	(2)
Other-than-temporary impairment	(2,706)	(1,991)	(126)

Net gain (loss) on securities	$3,108	$(4,623)	$4,037

(1)	Includes impairment losses on securities subsequently sold.

          Securities with market values of approximately $1.4 billion and $1.8 billion at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes. The amortized cost totaled approximately $1.4 billion and $1.9 billion for these same periods.

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

          Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31 were as follows (in thousands):

	2008

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
Agency mortgage-backed securities	$342,792	$3,062	$399,557	$10,447	$742,349	$13,509
Private label mortgage-backed securities	12,771	2,079	—	—	12,771	2,079
State and municipals	4,230	148	1,854	32	6,084	180
Other investments	369	128	700	319	1,069	447

	$360,162	$5,417	$402,111	$10,798	$762,273	$16,215

Securities Held to Maturity
State and municipals	$—	$—	$1,036	$4	$1,036	$4

	2007

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available for Sale
U.S. Government agencies	$—	$—	$51,775	$230	$51,775	$230
Agency mortgage-backed securities	67,150	512	1,003,886	49,702	1,071,036	50,214
State and municipals	4,641	3	157,857	1,105	162,498	1,108
Other investments	7,836	1,552	—	—	7,836	1,552

	$79,627	$2,067	$1,213,518	$51,037	$1,293,145	$53,104

Securities Held to Maturity
State and municipals	$813	$1	$15,136	$117	$15,949	$118

          At December 31, 2008, TSFG had 114 individual investments that were in an unrealized loss position. The unrealized losses summarized above, except for equity investments, were primarily attributable to changes in interest rates, rather than deterioration in credit quality. The majority of these securities are government or agency securities and, therefore, pose minimal credit risk. TSFG believes it has the ability and intent to hold these debt securities until a market price recovery or maturity. Therefore, at December 31, 2008, these investments are not considered impaired on an other-than-temporary basis.

          In second quarter 2008, TSFG recorded $927,000 in other-than-temporary impairment on its corporate bond portfolio due to a change in intent to hold the securities until a recovery in value based on a change in investment strategy. In third quarter 2008, TSFG sold approximately $8.4 million of corporate bonds and recognized a gain on sale of approximately $129,000. Additionally in 2008, TSFG recorded $2.1 million in other-than-temporary impairment on certain community bank-related investments included in the other investments portfolio. At December 31, 2008, TSFG’s other investments with unrealized losses are not considered impaired on an other-than-temporary basis due to the lack of severity and duration of the impairments. In 2007, TSFG recorded $2.9 million in other-than-temporary impairment on its corporate bond portfolio, and sold approximately $70 million of those bonds.

          TSFG also invests in limited partnerships, limited liability companies (LLC’s) and other privately held companies. These investments are included in other assets. In 2008, 2007, and 2006, TSFG recorded $589,000, $2.0 million, and $126,000, respectively, in other-than-temporary impairment on these investments. At December 31, 2008, TSFG’s investment in these entities totaled $18.1 million, of which $5.3 million were accounted for under the cost method and $12.8 million were accounted for under the equity method. At December 31, 2007, TSFG’s investment in these entities totaled $16.4 million, of which $6.9 million were accounted for under the cost method and $9.5 million were accounted for under the equity method.

Note 7. Loans

          The following is a summary of loans by category (in thousands) at December 31:

	2008	2007

Commercial Loans
Commercial and industrial	$2,722,611	$2,742,863
Commercial owner - occupied real estate	1,270,746	1,070,376
Commercial real estate	4,074,331	4,158,384

	8,067,688	7,971,623

Consumer Loans
Indirect - sales finance	635,637	699,014
Consumer lot loans	225,486	311,386
Direct retail	95,397	107,827
Home equity	813,201	754,158

	1,769,721	1,872,385

Mortgage Loans	354,663	369,412

Loans held for investment	10,192,072	10,213,420
Loans held for sale	30,963	17,867

Total loans	$10,223,035	$10,231,287

Included in the above:
Nonaccrual loans held for investment	$349,382	$80,191
Nonaccrual loans held for sale	16,282	—
Loans past due 90 days still accruing interest	47,481	5,349

          The following tables summarize information on impaired loans (in thousands) at and for the years ended December 31:

	2008	2007	2006

Impaired loans with specific allowance	$193,280	$35,856	$11,957
Impaired loans with no specific allowance	94,217	32,246	16,776

Total impaired loans (year end)	$287,497	$68,102	$28,733

Related allowance (year end)	$44,418	$11,340	$6,686
Interest income recognized	112	59	—
Foregone interest	14,439	3,437	1,665

          The average recorded investment in impaired loans for the years ended December 31, 2008, 2007, and 2006 was $222.0 million, $40.4 million, and $26.3 million, respectively. At December 31, 2008, 2007 and 2006, impaired loans included $6.4 million, $1.7 million and $500,000, respectively, in restructured loans.

          TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. The aggregate dollar amount of these outstanding loans was $19.5 million, $35.5 million, and $48.9 million at December 31, 2008, 2007, and 2006, respectively. During 2008, new loans of $5.7 million were made, and payments totaled $21.7 million. During 2007, new loans of $10.7 million were made, and payments totaled $24.1 million.

          Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk (whether on- or off-balance sheet) arising from financial instruments can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration to any individual client. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by commercial real estate. At December 31, 2008, the Company had $4.1 billion in commercial real estate loans, representing 40.0% of total loans held for investment. A geographic concentration arises because the Company operates primarily in the Southeastern region of the United States.

          At December 31, 2008, loans held for sale included $16.3 million of nonperforming loans originally held for investment. During 2008, TSFG transferred nonperforming loans with an unpaid principal balance totaling $117.3 million from the held for investment portfolio to the held for sale portfolio, and charged-off $53.4 million of these loans against the allowance for loan losses. Of these loans, approximately $41 million (net of charge-offs) were sold and $3.1 million were transferred back to loans held for investment, based on the withdrawal of the potential buyer’s offer and management’s decision to work out the loans internally. The remaining balance was reduced by lower of cost or fair value adjustments and unscheduled paydowns.

          During the second quarter of 2006, TSFG identified and sold $359.6 million of indirect auto loans originally classified as loans held for investment and recorded a $3.5 million loss on the sale. In connection with the sale, TSFG transferred $3.1 million out of the allowance for loan losses. Indirect auto loan production for the months of June and July 2006 was originally classified as held for sale at loan origination based on management’s intent to sell these loans. For the year ended December 31, 2006, TSFG recorded a loss on indirect auto loans of $5.1 million, which included lower of cost or market adjustments on the loans held for sale, losses on swaps economically hedging the anticipated monthly sale of the loans, and the $3.5 million loss on sale mentioned above. On July 31, 2006, TSFG changed its original intent to sell these loans and decided to retain these loans and transferred them to the held for investment portfolio. All subsequent originations have been recorded as loans held for investment.

Note 8. Allowance for Credit Losses

          The allowance for loan losses, reserve for unfounded lending commitments, and allowance for credit losses for each of the years in the three-year period ended December 31, 2008 are presented below (in thousands).

	2008	2007	2006

Allowance for loan losses
Balance at beginning of year	$126,427	$111,663	$107,767
Allowance adjustment for loans sold	—	—	(3,089)
Provision for loan losses	344,069	67,325	33,347
Loans charged-off	(230,961)	(59,408)	(36,623)
Recoveries of loans previously charged-off	7,551	6,847	10,261

Balance at end of year	$247,086	$126,427	$111,663

Reserve for unfunded lending commitments
Balance at beginning of year	$2,268	$1,025	$1,583
Provision for unfunded lending commitments	520	1,243	(558)

Balance at end of year	$2,788	$2,268	$1,025

Allowance for credit losses
Balance at beginning of year	$128,695	$112,688	$109,350
Allowance adjustment for loans sold	—	—	(3,089)
Provision for credit losses	344,589	68,568	32,789
Loans charged-off	(230,961)	(59,408)	(36,623)
Recoveries of loans previously charged-off	7,551	6,847	10,261

Balance at end of year	$249,874	$128,695	$112,688

Note 9. Premises and Equipment

          Premises and equipment at December 31 are summarized (in thousands) as follows:

	2008	2007

Land and land improvements	$56,989	$53,360
Buildings	89,715	85,156
Furniture, fixtures and equipment	133,743	121,502
Capitalized software	35,518	31,967
Leasehold improvements	62,017	51,576
Construction in progress	54,024	19,287

	432,006	362,848
Less accumulated depreciation and amortization	149,534	128,996

	$282,472	$233,852

          During 2008 and 2007, TSFG capitalized $1.6 million and $505,000, respectively, of interest related to construction in progress. Depreciation and amortization of premises and equipment totaled $22.5 million, $20.5 million, and $19.8 million in 2008, 2007, and 2006, respectively. At December 31, 2008, there were no land or buildings pledged as collateral for long-term debt.

Note 10. Goodwill

          The following summarizes the changes in the carrying amount of goodwill related to each of TSFG’s business segments (in thousands) for the years ended December 31, 2008 and 2007:

	Carolina First	Mercantile	Other	Total

Balance, December 31, 2006	$203,800	$427,887	$18,805	$650,492
Purchase accounting adjustments	—	—	564	564
Other	—	—	(53)	(53)

Balance, December 31, 2007	203,800	427,887	19,316	651,003
Goodwill impairment charge	—	(426,049)	—	(426,049)
Purchase accounting adjustments	—	(1,838)	1,045	(793)

Balance, December 31, 2008	$203,800	$—	$20,361	$224,161

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), TSFG evaluates its goodwill annually for each reporting unit as of June 30th or more frequently if events or circumstances indicated that there may be impairment. The acceleration of credit deterioration in Florida and overall adverse changes in the banking industry prompted TSFG to perform an interim impairment evaluation of a significant portion of the recorded goodwill at each quarter-end during 2008. As a result of these evaluations, TSFG recorded goodwill impairment charges of $426.0 million in 2008, which are included in noninterest expense in the consolidated statements of income. The fair value of the Mercantile reporting unit evaluated for impairment was determined primarily using discounted cash flow models based on internal forecasts (90% weighting) and, to a lesser extent, market-based trading and transaction multiples (10% weighting). The internal forecasts include certain assumptions made by management, including expected growth rates in loans and customer funding, changes in net interest margin, credit quality trends, and the forecasted levels of other income and expense items. Forecasts are prepared for each of the next five years, with a terminal cash flow assigned to the remainder of the forecast horizon. A range of terminal growth rates ranging from 3% to 7% are applied to the terminal cash flow. Each period’s cash flow is then discounted using a range of discount rates based on the risk-free rate plus a premium based on overall stock market volatility and the volatility of our own stock. The portion of the estimated value derived from market-based trading and transaction multiples is based on a weighting of market multiples for selected peer institutions based on such metrics as book value of equity, tangible equity, assets, trailing earnings, and projected earnings. The value assigned to the reporting unit for purposes of the goodwill impairment evaluation is based on the midpoint of the range of values determined using the method outlined above.

          During first quarter 2008, TSFG recognized $188.4 million in goodwill impairment in the Mercantile banking segment primarily due to increased projected credit costs and a related decrease in projected loan growth, as well as changes in the measurement of segment profitability. During fourth quarter 2008, TSFG recognized an additional $237.6 million of goodwill impairment primarily due to an increase in the discount rate used for valuing future cash flows of our Mercantile reporting unit and a reduction in the projected cash flows primarily over the next two years. The range of rates used increased to 14% to 18% at December 31, 2008 (from 10% to 14% in prior evaluations) due to increases in overall stock market volatility as well as volatility of our stock.

Note 11. Other Intangible Assets

          Other intangible assets, net of accumulated amortization, at December 31 are summarized as follows (in thousands):

	2008	2007

Core deposit intangible	$59,550	$58,895
Less accumulated amortization	(41,979)	(37,168)

	17,571	21,727

Non-compete agreement intangible	5,672	5,672
Less accumulated amortization	(5,460)	(4,989)

	212	683

Customer list intangible	7,960	7,797
Less accumulated amortization	(3,884)	(3,028)

	4,076	4,769

	$21,859	$27,179

          The following presents the details for amortization expense of intangible assets (in thousands) for the years ended December 31:

	2008	2007	2006

Core deposit intangible	$4,811	$5,663	$6,362
Non-compete agreement intangible	471	1,254	1,305
Customer list intangible	856	980	1,108

Total amortization expense of intangible assets	$6,138	$7,897	$8,775

          The estimated amortization expense for amortizable intangible assets (in thousands) for the years ended December 31 is as follows:

	Core Deposit Intangible	Non- Compete Agreement Intangible	Customer List Intangible	Total

2009	$4,023	$209	$791	$5,023
2010	3,543	3	698	4,244
2011	3,113	—	612	3,725
2012	2,317	—	479	2,796
2013	977	—	313	1,290
Aggregate total for all years thereafter	3,598	—	1,183	4,781

	$17,571	$212	$4,076	$21,859

Note 12. Derivative Financial Instruments and Hedging Activities

          The fair value of TSFG’s derivative assets and liabilities and their related notional amounts (in thousands) at December 31 are presented below.

	2008			2007

	Fair Value			Fair Value
			Notional			Notional
	Asset	Liability	Amount	Asset	Liability	Amount

Cash Flow Hedges
Interest rate swaps associated with lending activities	$48,766	$—	$1,670,000	$20,114	$—	$830,000
Interest rate floor associated with lending activities	6,873	—	200,000	4,531	—	200,000

Fair Value Hedges
Interest rate swaps associated with brokered CDs	2,491	1,376	220,352	672	8,235	988,477

Other Derivatives
Forward foreign currency contracts	1,660	1,660	11,063	5	5	653
Customer swap contracts	44,067	44,882	984,897	5,065	5,065	238,224
Options, interest rate swaps and other	3,481	4,652	162,243	5,807	7,712	161,832

	$107,338	$52,570	$3,248,555	$36,194	$21,017	$2,419,186

          At December 31, 2008, TSFG’s fair value hedges include interest rate swaps to convert the payment profile on certain brokered CDs from a fixed rate to a floating rate based on LIBOR and to similarly convert exposure taken on through the issuance of equity-linked and inflation-indexed certificates of deposit.

          TSFG’s cash flow hedges include the following: interest rate swaps to hedge the forecasted interest income from certain prime-based and LIBOR-based loans; and an interest rate floor which protects the Company from decreases in the hedged cash flows on certain prime-based interest receipts below the strike rate on the floor. Amounts included in other comprehensive income related to cash flow hedges represent unrealized gains or losses on derivative contracts which will be reported in earnings over time as net cash settlements. TSFG estimates that $38.3 million of net unrealized gains will be reclassified as earnings during 2009. With respect to these cash flow hedges, forecasted transactions are being hedged through 2012. There were no significant cash flow hedging gains or losses, as a result of hedge ineffectiveness, recognized for 2008, 2007, or 2006.

          At December 31, 2008, TSFG held $7.8 million as cash collateral against derivative assets. At December 31, 2007, the cash collateral placed against derivative liabilities was $50,000. Certain derivative liabilities were also collateralized by securities, which are held by third-party safekeepers. The approximate amortized cost and fair value of these securities at December 31, 2008 were $15.0 million and $15.0 million, respectively. The approximate amortized cost and fair value of these securities at December 31, 2007 were $8.7 million and $8.6 million, respectively.

          TSFG had counterparty credit exposure to Lehman Brothers Special Financing, Inc. (“LBSF”) in connection with derivatives. LBSF’s parent company filed for bankruptcy in 2008, triggering an event of default under the derivative agreement, resulting in termination. During fourth quarter 2008, TSFG recognized a loss related to the termination in the amount of $1.1 million, representing the excess of the value of the securities collateral held by LBSF above the amounts owed by TSFG under the agreement.

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

           In 2008, 2007, and 2006 noninterest income included $207,000 of net losses, $1.2 million of net losses, and $3.2 million of net gains, respectively, for certain derivative activities. These gains and losses include the following: the change in fair value of derivatives that do not qualify for hedge accounting under SFAS 133 (see Note 1), as well as the net cash settlement from these interest rate swaps; hedge ineffectiveness for fair value hedges, which totaled losses of $115,000, $481,000, and $88,000, respectively, for the years ended December 31, 2008, 2007, and 2006; and other miscellaneous items.

Note 13. Deposits

           Deposits (in thousands) at December 31 are summarized in the table below.

	2008	2007

Noninterest-bearing demand deposits	$1,041,140	$1,127,657
Interest-bearing checking	1,078,921	1,117,850
Money market accounts	1,834,115	2,188,261
Savings accounts	190,519	158,092
Time deposits under $100,000	1,863,520	1,442,030
Time deposits of $100,000 or more	1,488,735	1,496,270

Customer deposits	7,496,950	7,530,160
Brokered deposits	1,908,767	2,258,408

Total deposits	$9,405,717	$9,788,568

          Maturities of time deposits (including brokered deposits) at December 31, 2008 are as follows (in thousands):

2009	$3,917,759
2010	875,722
2011	189,406
2012	89,222
2013	52,658
Thereafter	136,255

$5,261,022

          Prepaid broker fees, net of accumulated amortization, totaled $6.0 million and $11.5 million at December 31, 2008 and 2007, respectively, and were included in other assets on the consolidated balance sheet. Amortization of prepaid broker fees totaled $5.5 million, $4.6 million, and $2.6 million in 2008, 2007, and 2006, respectively, and was reported in interest expense on deposits in the consolidated statements of income.

Note 14. Income Taxes

          The aggregate amount of income tax expense (benefit) (in thousands) included in the consolidated statements of income and in the consolidated statements of changes in shareholders’ equity and comprehensive income (in thousands) for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006

(Loss) income before income taxes	$(87,574)	$33,400	$47,682
Changes recorded in shareholders’ equity
Cumulative effect of initial application of SAB 108	—	—	(1,858)
Cumulative effect of initial application of FIN 48	—	(488)	—
Cumulative effect of initial application of SFAS 159	(32)	—	—
Change in unrealized gains/losses on fair value of cash flow hedges	(11,153)	(8,444)	(633)
Change in unrealized gains/losses on available for sale securities	(22,135)	(9,848)	(639)

	$(120,894)	$14,620	$44,552

          Income tax expense (benefit) attributable to income (loss) before income taxes (“income tax expense”) (in thousands) for the years ended December 31, 2008, 2007, and 2006 consisted of the following:

	2008	2007	2006

Current
U.S. Federal	$(41,284)	$22,937	$42,691
State and local	916	3,037	(683)

	(40,368)	25,974	42,008
Deferred
U.S. Federal	(39,232)	6,879	5,266
State and local	(7,974)	547	408

	(47,206)	7,426	5,674

Total income tax (benefit) expense	$(87,574)	$33,400	$47,682

          Income tax expense differed from the amounts computed by applying TSFG’s statutory U.S. federal income tax rate of 35% for the years ended December 31, 2008, 2007, and 2006 to pretax income from continuing operations as a result of the following (in thousands):

	2008	2007	2006

Income tax expense at federal statutory rate	$(222,142)	$37,337	$56,192
State income tax, net of federal benefit	(4,588)	2,329	(179)
Increase (decrease) resulting from:
Subsidiary stock, recognition of basis difference	2	50	2,537
Bank-owned life insurance	(4,507)	(4,670)	(4,073)
Book compensation cost for ISO stock options	946	1,179	995
Nontaxable municipal interest	(3,275)	(3,817)	(3,635)
Income tax credits	(3,364)	(841)	(520)
Dividends received deduction	(24)	(24)	(26)
Goodwill impairment	149,117	—	—
Change in federal and state valuation allowance for deferred income tax assets	83	(573)	(1,923)
Other, net	178	2,430	(1,686)

	$(87,574)	$33,400	$47,682

          The tax effected sources of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities at December 31 are presented below (in thousands):

	2008	2007

Deferred Income Tax Assets
Loan loss allowance deferred for income tax purposes	$90,906	$47,611
Unrealized losses on securities available for sale	—	18,076
Compensation expense deferred for income tax reporting purposes	21,293	18,394
Federal capital loss carryforward	1,484	2,305
Unrealized losses on fair value of derivatives not qualifying for hedge accounting	—	577
State net operating loss carryforwards	6,802	2,880
Excess basis of securities for income tax purposes over financial reporting purposes	335	873
Federal net operating loss carryforward	958	946
Excess tax basis over carrying value of assets acquired for financial reporting purposes	—	179
Miscellaneous accruals and reserves	5,855	5,854
Other	4,550	3,468

	132,183	101,163
Less valuation allowance	3,765	3,682

	128,418	97,481

Deferred Income Tax Liabilities
Excess basis of intangible assets for financial reporting purposes over income tax basis	15,822	17,240
Unrealized gains on securities available for sale	4,059	—
Income tax depreciation in excess of book depreciation	18,523	20,649
Excess basis of prepaid and deferred expenses for financial reporting purposes over income tax basis	18,227	14,306
Unrealized gains on cash flow hedges and fair value of derivatives deferred for income tax reporting purposes	19,206	8,053
Excess carrying value of assets acquired for financial reporting purposes over income tax basis	369	—
Unrealized gains on fair value of derivatives not qualifying for hedge accounting	1,115	—
Income tax bad debt reserve recapture adjustment	4	58

	77,325	60,306

Net deferred income tax assets	$51,093	$37,175

Changes in net deferred income tax assets were (in thousands):

	2008	2007

Balance at beginning of year	$37,175	$62,889
Purchase accounting adjustments	—	4
Income tax effect from change in unrealized gains/losses on available for sale securities	(22,135)	(9,848)
Income tax effect from change in fair values on cash flow hedges	(11,153)	(8,444)
Deferred income tax (expense) benefit on continuing operations	47,206	(7,426)

Balance at end of year	$51,093	$37,175

          TSFG had a current tax receivable of $45.2 million and $8.3 million at December 31, 2008 and 2007, respectively.

          At December 31, 2008, TSFG has net operating loss carryforwards for state income tax purposes of $152.4 million available to offset future taxable state income, if any, which expires in years 2010 through 2028. TSFG also has capital loss carryforwards for financial reporting purposes of $4.2 million, which are available to reduce future taxable federal capital gains, if any, through 2012.

          The valuation allowance for deferred income tax assets as of December 31, 2008 and 2007 was $3.8 million and $3.7 million, respectively. The net change in the valuation allowance relative to state net operating loss carryforwards and net deferred state income tax assets for the years ended December 31, 2008 and 2007 was an increase of $666,000 and a decrease of $468,000, respectively. The net change in valuation allowance relative to federal capital loss carryforwards for the years ended December 31, 2008 and 2007 was a decrease of $583,000 and $105,000, respectively.

          In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon TSFG’s ability to generate taxable income during the periods in which those temporary differences become deductible and prior to their expiration governed by the income tax code. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and income tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred income tax assets are expected to be deductible, management believes it is more likely than not that TSFG will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

          For tax years 2006 and 2007, TSFG had $134.0 million and $89.6 million, respectively, of taxable income. This income is available to be used to offset 2008 tax losses of approximately $127 million. Income from 2007 is also available to offset 2009 tax losses if applicable.

     Accounting for Uncertainty in Income Taxes

          TSFG adopted FIN 48 effective January 1, 2007. As a result, the Company recognized a $488,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings. At the beginning of 2008, TSFG had approximately $10.8 million of total gross unrecognized tax benefits.

          The following table summarizes the 2008 activity related to unrecognized tax benefits (in thousands):

Gross unrecognized tax benefits at January 1, 2008	$10,818
Increases related to current year tax positions	154
Decreases related to prior year tax positions	(70)
Decreases related to expiration of statute of limitations	(2,985)
Decreases related to audits/settlements with taxing authorities	(3,535)

Gross unrecognized tax benefits at December 31, 2008	$4,382

          If recognized, the gross unrecognized tax benefits of $4.4 million at December 31, 2008 would favorably affect the effective income tax rate in future periods. At December 31, 2008, approximately $963,000 of unrecognized tax benefits are expected to be resolved during the next 12 months through the expiration of the statute of limitations and resolution of outstanding audits with taxing authorities.

          TSFG and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004. Tax returns for 2005 forward are open to examination by the Internal Revenue Service. The Company is open to state and local income tax examinations for the tax years 2005 forward.

          TSFG’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had approximately $622,000 accrued for interest and penalties at December 31, 2008, which includes a current year accrual of approximately $79,000.

Note 15. Short-Term Borrowed Funds

          Short-term borrowings and their related weighted average interest rates at December 31 were (in thousands):

	2008		2007

	Amount	Rate	Amount	Rate

Federal reserve borrowings	$1,050,000	1.82%	$—	—%
Customer sweep accounts	493,012	1.98	648,311	3.79
Federal funds purchased and repurchase agreements	67,309	2.52	206,216	3.70
Commercial paper	12,537	4.24	30,828	5.04
Treasury, tax and loan note	3,516	2.45	752,195	4.13

	$1,626,374	2.14%	$1,637,550	3.96%

          Repurchase agreements and certain customer sweep accounts represent overnight and short-term borrowings by Carolina First Bank collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers. The approximate cost and fair value of these securities at December 31, 2008 were $532.9 million and $530.8 million, respectively. The approximate cost and fair value of these securities at December 31, 2007 were $579.3 million and $563.0 million, respectively.

          The maximum short-term borrowings outstanding at any month end were (in thousands):

	2008	2007

Federal reserve borrowings	$1,150,000	$—
Customer sweep accounts	741,206	648,311
Federal funds purchased and repurchase agreements	589,229	1,048,334
Commercial paper	31,053	35,704
Treasury, tax and loan note	625,470	752,195
FHLB advances	250,000	175,000
Aggregate short-term borrowings	2,324,472	2,070,581

          Average short-term borrowings during 2008, 2007, and 2006, were $1.6 billion, $1.6 billion and $1.7 billion, respectively. The average interest rates on short-term borrowings during 2008, 2007, and 2006 were 2.14%, 4.88%, and 4.90%, respectively.

          Interest expense on short-term borrowings for the years ended December 31 related to the following (in thousands):

	2008	2007	2006

Federal reserve borrowings	$8,734	$—	$—
Customer sweep accounts	11,519	22,724	15,241
Federal funds purchased and repurchase agreements	8,311	39,650	62,023
Commercial paper	954	1,790	1,798
Treasury, tax and loan note	4,382	11,208	3,366
FHLB advances	870	4,476	4,083
Line of credit to unaffiliated bank and other	5	5	14

	$34,775	$79,853	$86,525

Note 16. Unused Lines of Credit

          At December 31, 2008, TSFG had unused short-term lines of credit to purchase federal funds from unrelated banks totaling $328.7 million (which may be canceled at the lenders’ option). These lines of credit are generally available on a one-to-ten day basis for funding short-term liquidity needs. In addition, at December 31, 2008, TSFG had $863.7 million of excess collateral to support FHLB advances, subject to adjustments regarding acceptability by the FHLB, and $362.0 million of excess collateral to support Treasury, tax and loan borrowings.

          A collateralized borrowing relationship with the Federal Reserve Bank of Richmond is in place for Carolina First Bank. At December 31, 2008, TSFG had $2.3 billion of excess qualifying collateral to secure advances from the Federal Reserve Bank.

Note 17. Long-Term Debt

Long-term debt at December 31 consisted of the following (in thousands, except for descriptions of terms):

	2008	2007

FHLB advances; fixed rates ranging from 1.00% to 5.94% due from 2009 to 2018, notwithstanding certain earlier call dates; collateralized by a blanket lien on qualifying loans, including first mortgages on one-to-four family residences valued at $399.3 million, home equity lines of credit and second mortgage loans valued at $585.2 million, and commercial loans valued at $1.2 billion; initial maturity of one year or greater; interest payable quarterly	$233,497	$223,087
Repurchase agreements; variable rates ranging from 1.98% to 4.06% due in 2012; collateralized by securities of the United States government or its agencies, which are held by third-party safekeepers, valued at $227.5 million; interest payable quarterly	200,000	200,000
Subordinated Notes; due September 1, 2037; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.42%; balance can be prepaid in whole or in part after September 1, 2012 at accrued and unpaid interest plus outstanding principal (1)	77,320	77,320
Subordinated Notes; due June 15, 2036; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.59%; balance can be prepaid in whole or in part after June 15, 2011 at accrued and unpaid interest plus outstanding principal (1)	41,238	41,238
Subordinated Notes; due July 7, 2036; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.56%; balance can be prepaid in whole or in part after July 7, 2011 at accrued and unpaid interest plus outstanding principal (1)	36,083	36,083
Subordinated Notes; due September 15, 2037; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.32%; balance can be prepaid in whole or in part after December 15, 2012 at accrued and unpaid interest plus outstanding principal (1)	30,928	30,928
Mandatorily redeemable preferred stock of subsidiary; redeemable May 31, 2012; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.50% (2)	30,500	30,500
Mandatorily redeemable preferred stock of subsidiary; redeemable January 31, 2031; unsecured; dividends payable quarterly and at maturity at a rate per annum equal to 11.125% (2)	26,300	26,300
Subordinated Notes; due October 30, 2037; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 1.33%; balance can be prepaid in whole or in part after October 30, 2012 at accrued and unpaid interest plus outstanding principal (1)	18,042	18,042
Subordinated Notes; due December 17, 2013; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 2.83%; balance can be prepaid after December 17, 2008 at par plus accrued and unpaid interest	10,000	10,000

	2008	2007

Subordinated Notes; due June 26, 2033; unsecured; interest payable quarterly and at maturity at a rate per annum equal to three-month LIBOR plus 3.10% (not to exceed 11.75% through June 26, 2008); balance can be prepaid in whole or in part after June 26, 2008 at accrued and unpaid interest plus outstanding principal (1)	3,093	3,093
Other	768	786

		697,377
Purchase accounting premiums, net of amortization	—	963

	$707,769	$698,340

(1)

The balance can also be prepaid in whole (but not in part) at any time within a specified number of days (as defined in the indenture) following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

(2)	The balance can be redeemed in whole or in part following the occurrence of a tax or capital event (as defined in the terms of the preferred stock).

          Required annual principal payments for the five years subsequent to December 31, 2008 are as follows (in thousands):

	FHLB Advances	Repurchase Agreements	Other	Total

2009	$30,120	$—	$50	$30,170
2010	123	—	56	179
2011	126	—	63	189
2012	128	200,000	31,099	231,227
2013	200,131	—	10,000	210,131
Thereafter	2,869	—	233,004	235,873

	$233,497	$200,000	$274,272	$707,769

          Debt issuance costs, net of accumulated amortization, totaled $1.7 million and $1.9 million at December 31, 2008 and 2007, respectively, and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs totaled $233,000, $466,000, and $671,000 in 2008, 2007, and 2006, respectively, and is reported in other noninterest expenses on the consolidated statements of income.

          During the years ended December 31, 2008, 2007 and 2006, TSFG recognized losses on the early extinguishment of debt totaling $2.1 million, $2.0 million, and $821,000, respectively. Such losses are included in noninterest expenses. The loss for 2008 was primarily due to prepayment penalties for FHLB advances partially offset by gains on calls of interest rate swaps hedging brokered CDs. The majority of the loss for 2007 reflects the write-off of unamortized debt issuance costs associated with $131.5 million of subordinated notes and mandatorily redeemable preferred stock, with an average spread of 347 basis points over LIBOR, which TSFG called for redemption. The loss for 2006 reflects the write-off of unamortized debt issuance costs associated with $38.1 million of subordinated notes, with interest rates ranging from 8.99% to 9.17%, which TSFG called for redemption.

Note 18. Contingent Liabilities and Commitments

Legal Proceedings

          TSFG is currently subject to various legal proceedings and claims. In the opinion of management based on consultation with external legal counsel, any reasonably foreseeable outcome of such current litigation would not be expected to materially affect TSFG’s consolidated financial position or results of operations.

Recourse Reserve

          As part of its 2004 acquisition of Florida Banks, Inc. (“Florida Banks”), TSFG acquired a recourse reserve associated with loans previously sold from Florida Banks’ wholesale mortgage operation. This recourse requires the repurchase of loans at par plus accrued interest from the buyer, upon the occurrence of certain events. At December 31, 2008, the estimated recourse reserve liability, included in other liabilities, totaled $6.0 million. TSFG will continue to evaluate the reserve level and may make adjustments through earnings as more information becomes known. There can be no guarantee that any liability or cost arising out of this matter will not exceed any established reserves.

Expanded Corporate Facilities

          During 2005, TSFG initiated plans for a “corporate campus” to meet current and future facility needs and serve as the primary headquarters for its banking operations. Through December 31, 2008, TSFG had invested approximately $65 million in the project and had entered into additional contractual commitments of approximately $26 million.

Lease Commitments

          Minimum rental payments under noncancelable operating leases at December 31, 2008 are as follows (in thousands):

2009	$18,811
2010	17,585
2011	16,722
2012	15,833
2013	14,638
Thereafter	102,433

$186,022

          Leases on premises and equipment have options for extensions under substantially the same terms as in the original lease period with certain rate escalations. Lease payments charged to expense totaled $21.0 million, $19.2 million, and $17.3 million in 2008, 2007, and 2006, respectively. The leases typically provide that the lessee pay property taxes, insurance, and maintenance cost.

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

          Unfunded loan commitments and letters of credit at December 31, 2008 were approximately $2.3 billion and included the following (in thousands):

Loan commitments:
Commercial, industrial, and other	$1,296,635
Commercial owner-occupied and commercial real estate	324,360
Home equity loans	477,777
Standby letters of credit	213,960
Documentary letters of credit	941
Unused business credit card lines	33,836

          The total portfolios of loans serviced or subserviced for non-affiliated parties at December 31, 2008 and 2007 were $103.1 million and $179.8 million, respectively.

          TSFG directors, directors of subsidiaries of TSFG, executive officers, and associates of such persons were customers of and had transactions with TSFG in the ordinary course of business. Included in such transactions are loan commitments, all of which were made under normal credit terms and did not involve more than normal risk of collection. At December 31, 2008, the aggregate dollar amount of these unfunded loan commitments to the aforementioned directors, officers and their associates totaled $24.7 million and are included in the unfunded loan commitments presented above.

          Standby letters of credit represent an obligation of TSFG to a third party contingent upon the failure of TSFG’s customer to perform under the terms of an underlying contract with the third party. The underlying contract may entail either financial or nonfinancial obligations and may involve such things as the customer’s delivery of merchandise, completion of a construction contract, release of a lien, or repayment of an obligation. Under the terms of a standby letter, drafts will be generally drawn only when the underlying event fails to occur as intended. TSFG has legal recourse to its customers for amounts paid, and these obligations are secured or unsecured, depending on the customers’ creditworthiness. Commitments under standby letters of credit are usually for one year or less. TSFG evaluates its obligation to perform as a guarantor and records reserves as deemed necessary and such amount was not significant at December 31, 2008. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2008 was $214.0 million.

Note 19. Preferred Stock and Warrants

          On May 8, 2008, TSFG issued, in the aggregate, 250,000 shares of no par value, mandatory convertible non-cumulative preferred stock (“Series 2008ND/D Preferred Stock”), at a purchase price and liquidation preference of $1,000 per share. Dividends are payable quarterly, if declared by the Board of Directors, at an annual rate of 10%. Each share of Series 2008ND/D Preferred Stock is mandatorily convertible into 153.846 shares of TSFG’s common stock, based on a conversion price of $6.50 per share of common stock, on May 1, 2011. On or after July 18, 2010, the Series 2008ND/D Preferred Stock is also automatically convertible if, for a period of 20 consecutive trading days, the closing price of TSFG’s common stock has been at least $21.00 per share. In addition, the Series 2008ND/D Preferred Stock is convertible at the option of the holder before the mandatory conversion events described above.

          During 2008, 11,300 shares of Series 2008ND/D Preferred Stock were converted into approximately 1.7 million common shares.

          The voting and conversion rights of the Series 2008ND/D Preferred Stock were voted upon and approved at a special shareholders’ meeting on July 18, 2008. As a result, all four Series 2008ND/D Preferred Stock series were considered common stock equivalents at December 31, 2008 and would have added approximately 36.7 million shares to the computation of diluted earnings per share, had the effect not been antidilutive.

          Since July 18, 2008, except when they are entitled to vote as a separate class, the holders of the Series 2008ND/D Preferred Stock are entitled to vote their shares on an as-converted basis with our common stock as a single class. The affirmative vote of two-thirds of the holders of outstanding Series 2008ND/D Preferred Stock (voting as a separate class) is required for approval of any proposed changes in the preferences and special rights of such stock, or for certain acquisitions announced during the first 18 months following the issuance of the Series 2008ND/D Preferred Stock. The Series 2008 ND/D Preferred Stock has no participation rights, unless the quarterly cash dividend on TSFG’s common stock is increased above certain thresholds after May 1, 2010. In that event, the Series 2008ND/D Preferred Stock would be entitled to receive additional dividends in proportion to the increase in the common stock dividend. The Series 2008ND/D Preferred Stock is not redeemable and is not subject to any sinking fund. Dividends declared on the Series 2008ND/D during 2008 were $17.9 million.

          On December 5, 2008, TSFG issued 347,000 shares of no par value, cumulative perpetual preferred stock, Series 2008-T (“Series 2008-T Preferred Stock”), to the United States Department of the Treasury (“Treasury Department”) with a liquidation preference of $1,000 per share, as part of the Troubled Asset Relief Program Capital Purchase Program. The Series 2008-T Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. TSFG may not redeem the Series 2008-T Preferred Stock prior to February 15, 2012 except with the proceeds from a qualified equity offering. After February 15, 2012, TSFG may, at its option, redeem the Series 2008-T Preferred Stock at par value plus accrued and unpaid dividends. (In February 2009, legislation was signed that may result in changes to the conversion terms.) The Series 2008-T Preferred Stock is generally non-voting. Prior to December 5, 2011, unless the Company has redeemed the Series 2008-T Preferred Stock or the Treasury Department has transferred the Series 2008-T Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practices and certain other circumstances. A consequence of the Series 2008-T Preferred Stock purchase includes certain restrictions on executive compensation that could limit the tax deductibility of compensation the Company pays to executive management. Dividends declared on the Series 2008-T during 2008 were $3.4 million.

          As part of its purchase of the Series 2008-T Preferred Stock, the Treasury Department received a warrant (“the Warrant”) to purchase 10,106,796 shares of the Company’s common stock at an initial per share price of $5.15. The Warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price. The Warrant is immediately exercisable and expires ten years from the issuance date. The shares issuable pursuant to the Warrant were considered common stock equivalents and would have added 10.1 million shares to the computation of diluted earnings per share for the year ended December 31, 2008, had the effect not been antidilutive.

          The proceeds from the issuance of the Series 2008-T Preferred Stock and the Warrant were allocated based on the relative fair value of the Warrant as compared to the fair value of the preferred shares. The fair value of the Warrant was determined using a Black-Scholes model. The model includes assumptions regarding TSFG’s common stock price, dividend yield, stock price volatility, as well as assumptions regarding the risk-free interest rate. The fair value of the preferred shares was determined based on a discounted cash flow model using an estimated life of five years and a discount rate of 13%. As a result of the valuations, $327.4 million was allocated to the preferred shares and $19.6 million was allocated to the Warrant. The resulting discount on the preferred shares will be accreted through retained earnings over the five-year estimated life using the effective interest method. During 2008, accretion of the preferred discount totaled $243,000 and was treated as a deemed dividend to preferred shareholders in the computation of earnings per share.

          All preferred shares outstanding are in parity to each other and rank senior to common shares both as to dividend and liquidation preferences. The following is a summary of TSFG’s preferred stock at and for the year ended December 31, 2008:

	Shares			Value ($000s)

	Issued	Converted	Outstanding

Series 2008ND-V	55,562	(4,221)	51,341	$51,341
Series 2008ND-NV	184,718	(7,079)	177,639	177,639
Series 2008D-V	2,248	—	2,248	2,248
Series 2008D-NV	7,472	—	7,472	7,472

Mandatorily convertible preferred stock	250,000	(11,300)	238,700	238,700

Series 2008-T	347,000	—	347,000	347,000
Less discount originally attributable to the Warrant issued to the Treasury Department, net of accretion	—	—	—	(19,321)

Series 2008-T, net	347,000	—	347,000	327,679

Total preferred stock	597,000	(11,300)	585,700	$566,379

          Subsequent to year-end, 48,674 shares of Series 2008ND/D Preferred Stock were converted into approximately 10.0 million common shares, which included 2.5 million shares issued as an inducement to convert.

Note 20. Capital Stock

          On November 28, 2008, TSFG filed a “universal shelf” registration statement registering up to $750.0 million of securities to provide additional flexibility in managing capital levels, both in terms of debt and equity. No securities have been offered or sold under this shelf registration to date. TSFG’s previous shelf registration, filed November 10, 2004, terminated in 2008.

          In December of 2006, TSFG’s Board of Directors authorized a stock repurchase program of up to 4 million shares. This authorization replaced TSFG’s existing stock repurchase authorizations. Through August 2007, TSFG had repurchased 3 million shares pursuant to this authorization. In August 2007, the Board of Directors amended and restated the existing stock repurchase authorization to be an additional $100 million, which expires if unused on or before June 30, 2008. In fourth quarter 2007, TSFG repurchased 600,000 shares for $12.0 million, leaving $88.0 million under this authorization, which expired unused on June 30, 2008.

          TSFG has a Dividend Reinvestment Plan, which allows shareholders to invest dividends and optional cash payments in additional shares of common stock. Shareholders of record are automatically eligible to participate in the plan.

Note 21. Regulatory Capital Requirements

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

          Quantitative measures established by regulation to ensure capital adequacy require TSFG and Carolina First Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier 1 capital (as defined in the regulation) to risk-weighted assets (as defined) and to average assets (as defined). Management believes, as of December 31, 2008, that TSFG and Carolina First Bank met all capital adequacy requirements.

          As of December 31, 2008, the most recent notification from federal banking agencies categorized TSFG and Carolina First Bank as “well capitalized” under the regulatory framework. To be categorized as “well capitalized,” Carolina First Bank must maintain minimum total risk-based capital, tier 1 capital, and tier 1 leverage ratios as set forth in the table. Since December 31, 2008, there have been no events or conditions that management believes have changed Carolina First Bank’s categories.

          TSFG’s and Carolina First Bank’s capital levels at December 31 exceeded the “well capitalized levels,” as shown below (dollars in thousands):

			Minimum Requirements

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	2008	2007	2008	2007	2008	2007

TSFG
Tier 1 capital	$1,513,452	$1,114,915	$470,581	$469,752	n/a	n/a
Total risk-based capital	1,688,077	1,278,010	941,161	939,504	n/a	n/a
Tier 1 capital ratio	12.86%	9.49%	4.00%	4.00%	n/a	n/a
Total risk-based capital ratio	14.35	10.88	8.00	8.00	n/a	n/a
Leverage ratio	11.22	8.42	4.00	4.00	n/a	n/a

Carolina First Bank
Tier 1 capital	$1,277,340	$1,073,266	$469,428	$468,696	$704,142	$703,044
Total risk-based capital	1,477,910	1,262,661	938,856	937,392	1,173,570	1,171,740
Tier 1 capital ratio	10.88%	9.16%	4.00%	4.00%	6.00%	6.00%
Total risk-based capital ratio	12.59	10.78	8.00	8.00	10.00	10.00
Leverage ratio	9.49	8.12	4.00	4.00	5.00	5.00

Note 22. Restriction of Dividends from Subsidiaries

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

Note 23. Average Share Information

          The following is a summary of the basic and diluted average common shares outstanding and (loss) earnings per share calculations (in thousands, except share and per share data) for the years ended December 31:

	2008	2007	2006

Net (loss) income	$(547,118)	$73,276	$112,866
Less: preferred stock dividends declared	21,261	—	—
Less: deemed dividend resulting from accretion of discount	243	—	—

Net (loss) income available to common shareholders	$(568,622)	$73,276	$112,866

Basic
Average common shares outstanding (denominator)	73,136,936	73,618,338	74,940,249

Loss (earnings) per share	$(7.77)	$1.00	$1.51

Diluted
Average common shares outstanding	73,136,936	73,618,338	74,940,249
Dilutive potential common shares	—	467,102	602,599

Average diluted shares outstanding (denominator)	73,136,936	74,085,440	75,542,848

Loss (earnings) per share	$(7.77)	$0.99	$1.49

          For the years ended December 31, 2008, 2007, and 2006, options to purchase an additional 4.7 million, 2.0 million, and 1.4 million shares, respectively, of common stock were outstanding but were not included in the computation of earnings per share because either their inclusion would have had an antidilutive effect or the exercise price of the option was greater than the average market price of the common shares. Also excluded from the computation of diluted earnings per share for the year ended December 31, 2008 because of their antidilutive effect were 36.7 million shares of common stock related to mandatorily convertible preferred stock, 10.1 million shares of common stock related to warrants, and 385,000 shares of common stock related to restricted stock and restricted stock units granted under equity incentive programs.

Note 24. Share-Based Compensation

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

	2008	2007	2006

Compensation cost charged against income	$9,936	$7,469	$6,418
Total income tax benefit recognized in income statement	2,534	1,432	1,252

Restricted Stock and Other Share-Based Awards

          TSFG’s LTIP provides for incentive compensation in the form of stock options, restricted stock, RSUs, performance units (which may be stock based), stock appreciation rights and other stock-based forms of director compensation. These grants may be made to directors, officers, employees, prospective employees, and consultants of TSFG. At December 31, 2008, authorized shares under the LTIP totaled 2.5 million shares (subject to further limitation of 1.7 million shares for restricted stock), of which approximately 152,000 shares were available to be granted. TSFG also has a Restricted Stock Plan for awards to certain key employees. At December 31, 2008, authorized shares under the Restricted Stock Plan totaled 875,000 shares, of which approximately 75,000 shares were available to be granted.

          Shares of restricted stock granted to employees under both the LTIP and the Restricted Stock Plan are subject to restrictions as to continuous employment for a specified time period following the date of grant. During this period, the holder is entitled to full voting rights and dividends.

          In third quarter 2008, TSFG’s Board of Directors approved long-term incentive awards for the period 2008-2010. A total of 216,550 RSUs and 1.1 million stock options with a total grant-date fair value of $5.0 million were issued. The stock options granted to the 18 most senior officers are market-based stock options and will not vest unless the executive remains employed by the Company at June 30, 2011 and the Company’s closing stock price for 20 consecutive trading days during the first six months of 2011 equals or exceeds $12 per share. The compensation expense for the market-based options will be recognized on a straight-line basis over the period from the date of grant through June 30, 2011. The remaining stock options and all restricted stock units will vest 50% on each of January 31, 2010 and January 31, 2011, based on continued service to those respective dates, and will be expensed ratably over the vesting period.

          Additionally, in third quarter 2008, TSFG’s Board of Directors modified and accelerated the vesting of several previous share-based awards to CEO/Chairman Mack Whittle in connection with his retirement (which was effective October 27, 2008). As a result, expense related to unvested tranches of the original awards was reversed, and the incremental expense related to the modified awards ($2.0 million) was recognized during the third and fourth quarters of 2008.

          Certain of TSFG’s RSUs are performance-based awards and will vest based on achieving, during 2009, certain earnings per share targets relative to a broad regional bank peer group, and return on equity targets. Achieving target performance (100%) on both of the performance goals will result in the issuance of 135,351 shares, although a maximum of 270,702 shares may be issued if more stringent performance hurdles are met. Based on its assessment at December 31, 2008 and 2007, management determined that it is not probable that the performance targets will be met. Consequently, TSFG recognized no expense related to the performance targets in 2008 or 2007. If the performance targets are not reached, the corresponding RSUs will be forfeited.

          The following is a summary of the status of TSFG’s nonvested shares of restricted stock and RSUs as of December 31, 2008 and changes during the year ended December 31, 2008.

	RSUs		Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2008	1,148,551	(1)	$25.16	96,220	$25.72
Granted	234,680		10.07	83,409	15.42
Vested	(466,768)		25.58	(76,530)	23.61
Cancelled	(353,153)		25.62	(10,529)	25.93

Nonvested at December 31, 2008	563,310	(1)	$18.35	92,570	$18.15

(1)	Assumes maximum performance targets are met for performance-based awards.

          As of December 31, 2008, there was $10.3 million of total unrecognized compensation cost related to nonvested shares of restricted stock and RSUs, assuming maximum performance targets are met for performance-based awards. At such date, the weighted-average period over which the service component of this unrecognized expense is expected to be recognized was 1.8 years. The total fair value of shares and RSUs vested during 2008, 2007, and 2006 was $13.8 million, $2.6 million and $1.7 million, respectively. The weighted average grant date fair value of RSUs in 2007 and 2006 was $23.26 and $26.92, respectively. The weighted average grant date fair value of restricted stock in 2007 and 2006 was $21.41 and 26.71, respectively.

          In 2005, under the LTIP, TSFG issued cash-settled stand alone stock appreciation rights, which are accounted for as liability-classified awards pursuant to SFAS 123R. The strike price of each stock appreciation right equals the fair market value of TSFG’s common stock on the date of grant. Stock appreciation rights issued to employees under this plan are exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant, and have a maximum contractual term of ten years. The following is a summary of the stock appreciation rights activity under the LTIP for the year ended December 31, 2008.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding, January 1, 2008	173,675	$29.40
Cancelled	(20,350)	29.40

Outstanding, December 31, 2008	153,325	$29.40	6.9	$—

Exercisable, December 31, 2008	92,935	$29.40	6.8	$—

          Unrecognized stock-based compensation expense related to stock appreciation rights totaled $13,000 at December 31, 2008. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.0 years.

Stock Option Plans

          TSFG has a Stock Option Plan, a Directors’ Stock Option Plan, a Fortune 50 Stock Option Plan, and various option plans assumed in connection with acquisitions (collectively referred to as “stock-based option plans”). At December 31, 2008, authorized shares under the Stock Option Plan totaled 5.2 million shares, of which approximately 463,000 were available to be granted. The exercise price of each option either equals or exceeds the fair market value of TSFG’s Common Stock on the date of grant. Options issued to employees under the Stock Option Plan are typically exercisable on a cumulative basis for 20% of the shares on each of the first five anniversaries of the grant, and have a maximum contractual term of ten years. Under the Directors’ Stock Option Plan, TSFG may grant options to its non-employee directors and advisory board members. At December 31, 2008, authorized shares under the Directors’ Stock Option Plan totaled 650,000 shares, of which approximately 135,000 were available to be granted. The exercise price of each director’s option equals the fair market value of TSFG’s common stock on the date of grant. Options issued to directors under the Directors’ Stock Option Plan vest immediately on the grant date, and have a maximum contractual term of ten years.

          The fair value of TSFG’s market-based stock options is estimated at the date of grant using a Monte Carlo simulation. The fair value of TSFG’s other stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Both models require the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that these option-pricing models provide a reasonable estimate of fair value, the models do not necessarily provide the best single measure of fair value for TSFG’s employee stock options. Assumptions include, but are not limited to, TSFG’s expected price volatility over the term of the awards, which is based on historical volatility of TSFG’s common stock. The following is a summary of TSFG’s weighted-average assumptions used to estimate the weighted-average per share fair value of options granted on the date of grant using the Black-Scholes option-pricing model:

	2008	2007	2006

Expected life (in years)	6.01	6.01	6.07
Expected volatility	40.96%	23.45%	26.50%
Risk-free interest rate	3.08	3.93	4.57
Expected dividend yield	2.88	4.32	2.61
Weighted-average fair value of options granted during the period	$3.20	$2.95	$6.70

          Assumptions used to estimate the per-share fair value of options granted during 2008 using the Monte Carlo simulation method were similar to those summarized in the table above, and yielded a fair value per option of $2.13.

          The following is a summary of the activity under the stock-based option plans for the year ended December 31, 2008.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)

Outstanding, January 1, 2008	4,030,363	$21.88
Granted	1,245,150	10.04
Cancelled	(583,096)	22.77
Exercised	(4,324)	10.87

Outstanding, December 31, 2008	4,688,093	$18.63	6.3	$6

Exercisable, December 31, 2008	2,585,184	$21.42	4.0	$—

          The total intrinsic value of options exercised during 2008, 2007, and 2006 was $19,000, $3.6 million, and $1.7 million, respectively. Unrecognized stock-based compensation expense related to stock options totaled $5.7 million at December 31, 2008. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.6 years.

          Cash received from options exercised under all share-based payment arrangements for 2008, 2007, and 2006 was $35,000, $8.1 million, and $7.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $6,000, $1.1 million, and $1.6 million, respectively, for 2008, 2007, and 2006. TSFG has a policy of issuing new shares to satisfy stock option exercises.

Note 25. Employee Benefits

          TSFG maintains the Carolina First Salary Reduction Plan and Trust (“401(k) Plan”) for all eligible employees. Upon ongoing approval of the Board of Directors, TSFG matches employee contributions equal to six percent of compensation subject to certain adjustments and limitations. Contributions of $5.4 million, $5.5 million, and $5.5 million were charged to operations in 2008, 2007, and 2006, respectively.

          Effective December 1, 2007, TSFG merged its Employee Stock Ownership Plan (“ESOP”) into its 401(k) Plan. Prior to December 1, 2007, annual contributions to the ESOP consisted of amounts necessary to service its debt (paid off during 2007) and other amounts at the discretion of, and determined by, the Board of Directors. For the years ended December 31, 2007 and 2006, contributions of $209,000, and $363,000, respectively, were charged to operations. There were no contributions made during 2008.

          TSFG maintains Supplementary Executive Retirement Plans (“SERPs”) for certain officers. These plans provide salary continuation benefits after the participant reaches normal retirement age (usually age 65) or early retirement (age 55 and 7 years of service) and continue for 15 years. The SERPs also provide limited benefits in the event of early termination or disability while employed by TSFG and full benefits to the officer’s beneficiaries in the event of the officer’s death. In the event of a change of control of TSFG as defined in the SERPs, the officers become 100% vested in the total benefit. For the years ended December 31, 2008, 2007, and 2006, costs of $3.5 million, $4.3 million, and $3.7 million, respectively, were charged to expense related to these SERPs.

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

          TSFG maintains an Executive Deferred Compensation Plan for certain officers and directors. This plan allows eligible officers to defer up to 80% of base annual salary and 100% of annual bonus compensation on a pre-tax basis. TSFG provides a match of 10% of the contribution. The deferral elections are irrevocable and cannot be changed during the plan year. TSFG’s match becomes fully vested after five years. Payments from the plan will automatically begin upon the employee’s retirement, termination of employment, or death during employment. However, employees may choose to receive payments prior to these events, such as an in-service distribution, an elective early withdrawal, or upon a change in control. Deferred compensation expense, which is associated with TSFG’s matching contributions, totaled $154,000, $103,000, and $144,000 in 2008, 2007, and 2006, respectively.

          Beginning on January 1, 2003, under TSFG’s Executive Deferred Compensation Plan for certain officers, TSFG common stock was added as an investment option for deferred compensation. In 2008, preferred stock was added as an investment option for deferred compensation. The common and preferred stock purchased by TSFG for this deferred compensation plan is maintained in a rabbi trust (the “Trust”), on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of TSFG. Dividends payable on the common and preferred shares held by the Trust will be reinvested in additional shares of common stock of TSFG on behalf of the participants. The deferred compensation obligation in the Trust is classified as a component of shareholders’ equity, and the common and preferred stock held by the Trust is classified as a reduction of shareholders’ equity. The obligations of TSFG under this investment option of the deferred compensation plan, and the shares held by the Trust, have no net effect on outstanding shares. Subsequent changes in the fair value of the common and preferred stock are not reflected in earnings or shareholders’ equity.

Note 26. CEO Retirement

          On September 2, 2008, the Board of Directors and Mack I. Whittle, the Company’s Chairman, President, and Chief Executive Officer, entered into a severance agreement pursuant to which Whittle would receive certain retirement benefits and retire on or before December 30, 2008 (at the Board’s election). Subsequently, the Executive Committee, on behalf of the Board, specified that Whittle’s retirement would be effective October 27, 2008. Those benefits include, among others, a lump sum cash payment of $4.1 million (subject to a six month delay pursuant to Section 409A of the Internal Revenue Code), vesting of all equity awards (see Note 24 – Share-Based Compensation), service credit under the SERP through age 65 which provides an annual retirement payment commencing at retirement date, vested benefits under other Company plans, continued welfare and fringe benefits for three years, and three years of continued life insurance coverage. The incremental expense related to these benefits was approximately $12 million, which was recognized in the second half of 2008.

Note 27. Related Party Transactions

          During the years ended December 31, 2008, 2007, and 2006, lease payments aggregating approximately $47,000, $45,000, and $37,000, respectively, were made to affiliates of directors or companies in which certain directors have an interest. These lease payments were made in the ordinary course of business and were on terms comparable to those that would have been obtained between unrelated parties.

At December 31, 2008 and 2007, TSFG had loans to TSFG directors, directors of its subsidiaries, executive officers, and associates of such persons totaling $19.5 million and $35.5 million, respectively. All of these loans were made under normal credit terms and did not involve more than normal risk of collection. At December 31, 2008, the aggregate dollar amount of these unfunded loan commitments to the aforementioned directors, officers and their associates totaled $24.7 million. See Notes 7 and 18 for further details.

Note 28. Fair Value Disclosures

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

          Adoption of these standards did not have a significant impact on earnings for the year ended December 31, 2008.

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

     Assets and Liabilities Measured at Fair Value on a Recurring Basis

          Following is a description of the valuation methodologies used for the major categories of financial assets and liabilities measured at fair value on a recurring basis.

          Securities Available for Sale. Where quoted market prices are available in an active market, securities are valued at the last traded price by obtaining feeds from a number of live data sources including active market makers and inter-dealer brokers. These securities are classified as Level 1 within the valuation hierarchy and include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets. If quoted market prices are not available, fair values are estimated by using bid prices and quoted prices of pools or tranches of securities with similar characteristics. These types of securities are classified as Level 2 within the valuation hierarchy and generally include U.S. government agencies, agency mortgage-backed debt securities, private-label mortgage-backed debt securities, state and municipal bonds, and corporate bonds. In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 with the valuation hierarchy. TSFG’s primary Level 3 security is FHLB stock.

          Mortgage Loans Held for Sale. Since quoted market prices are not available, fair value is derived from a pricing model used to project the “exit price” of the loan in a sale transaction for which the ultimate usage is in a securitization. The bid pricing convention is used for loan pricing for similar assets. The valuation model is based upon a pool of loans of identical coupon, maturity, product, and credit attributes. The inputs to the model are updated with available market and historical data. As the loans are sold in the secondary market and predominantly used as collateral for securitizations, the valuation model represents the highest and best use of the loans in TSFG’s principal market. Mortgage loans held for sale are classified within Level 2 of the valuation hierarchy.

          Derivative Assets and Liabilities. TSFG measures the fair value of many of its derivatives using internal valuation models that use primarily market observable inputs, such as yield curves and option volatilities, and accordingly, those derivatives are classified as Level 2. When available, TSFG also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. Examples of Level 2 derivatives are basic interest rate swaps and an interest rate floor. Level 3 derivative instruments have primary risk characteristics that relate to unobservable pricing parameters. For purposes of potential valuation adjustments to its derivative positions, TSFG evaluates the credit risk of its counterparties as well as that of TSFG. Accordingly, TSFG has considered factors such as the likelihood of default by TSFG and its counterparties, its net exposures, and remaining contractual life, among other things, in determining fair value adjustments related to credit risk.

          The table below presents the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2008

	Total	Level 1	Level 2	Level 3

Securities available for sale	$2,107,194	$155,938	$1,915,154	$36,102
Mortgage loans held for sale	14,681	—	14,681	—
Derivative assets	107,338	—	103,998	3,340

Total	$2,229,213	$155,938	$2,033,833	$39,442

Derivative liabilities	$52,570	$—	$48,820	$3,750

          The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

	Year Ended December 31, 2008

	Securities Available For Sale	Net Derivative Asset (Liability)

Balance at beginning of period	$37,735	$370
Total net losses included in net (loss) income	—	(829)
Purchases, sales, issuances and settlements, net	(1,633)	10
Transfers into Level 3, net	—	39

Balance at end of period	$36,102	$(410)

Net losses included in net (loss) income relating to assets held at December 31, 2008	$—	$(829)

          Of the $829,000 loss in the table above, $795,000 was included in loss on certain derivative activities and $34,000 was included in mortgage banking income, both of which are included in noninterest income.

     Assets Measured at Fair Value on a Nonrecurring Basis

          We may be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from write-downs of individual assets.

          For financial assets measured at fair value on a nonrecurring basis in the year ended December 31, 2008 that were still held in the balance sheet at year end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at year end (in thousands).

	Carrying value at December 31, 2008				Year Ended December 31, 2008

	Total	Level 1	Level 2	Level 3	Total gains (losses)

Loans held for investment (1)	$243,079	$—	$—	$243,079	$(106,183)
Loans held for sale (2)	16,282	—	—	16,282	(20,056)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the appraised value of the collateral.

(2)

Represents carrying value and related write-downs of loans carried at lower of cost or fair value. The write-downs were recorded as charge-offs against the allowance for loan losses prior to transfer to held for sale and as noninterest expense subsequent to transfer. These numbers exclude mortgage loans held for sale, which are measured at fair value on a recurring basis pursuant to the fair value option.

          The valuation techniques for the items in the table above are as follows:

          Loans held for investment. Loans under the scope of SFAS 114 are evaluated for impairment using the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, a loan’s observable market value or the fair value of the collateral if the loan is collateral dependent. The measurement of impaired loans using future cash flows discounted at the loan’s effective interest rate rather than the market rate of interest is not a fair value measurement and is therefore excluded from the requirements of SFAS 157. Impaired loans measured by applying the practical expedient in SFAS

114 are included in the requirements of SFAS 157. Under the practical expedient, TSFG measures the fair value of collateral dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. Substantially all impaired loans are secured by real estate. The fair value of this real estate is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables. Management also considers other factors or recent developments which could result in adjustments to the collateral value estimates indicated in the appraisals such as changes in absorption rates or market conditions from the time of valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

          Loans held for sale. Loans held for sale for which the fair value option has not been elected are measured at the lower of aggregate cost or fair value. If available, fair value is measured by the price that secondary market investors are offering for loans with similar characteristics. If quoted market prices are not available, TSFG may consider outstanding investor commitments, discounted cash flow analyses with market assumptions, or the fair value of the collateral if the loan is collateral dependent. Where assumptions are made using significant unobservable inputs, such loans held for sale are classified as Level 3 within the valuation hierarchy.

          During the year ended December 31, 2008, TSFG also measured certain nonfinancial assets using fair value on a nonrecurring basis, including portions of goodwill and certain foreclosed assets. In accordance with FSP 157-2, we have delayed application of the provisions of SFAS 157 to those measurements, and as such they are not included in the table above.

     Fair Value Option

          At December 31, 2008, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $14.7 million and $14.6 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest income in the income statement. During the year ended December 31, 2008, net gains resulting from changes in fair value of these loans of $16,000 were recorded in mortgage banking income. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

     SFAS 107, Disclosures about Fair Value of Financial Instruments

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

           The methodologies used to determine fair value for securities, mortgage loans held for sale, derivative assets and liabilities, loans held for investment which are under the scope of SFAS 114, and other loans held for sale for which the fair value option has not been elected are disclosed elsewhere in this footnote. Fair value approximates book value for cash and due from banks and interest-bearing bank balances due to the short-term nature of the instrument. Fair value for loans held for investment which are not under the scope of SFAS 114 is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk. Loan commitments and letters of credit, which are off-balance-sheet financial instruments, are short-term and typically based on current market rates; therefore, the fair values of these items are not included in the following table.

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

	2008		2007

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and due from banks	$292,219	$292,219	$290,974	$290,974
Interest-bearing bank balances	166	166	5,551	5,551
Securities available for sale	2,107,194	2,107,194	1,986,212	1,986,212
Securities held to maturity	22,709	23,048	39,691	39,782
Net loans	9,975,949	9,494,197	10,104,860	10,200,119
Derivative assets	107,338	107,338	36,194	36,194

Financial Liabilities
Deposits	9,405,717	9,487,817	9,788,568	9,833,057
Short-term borrowings	1,626,374	1,626,025	1,637,550	1,637,598
Long-term debt	707,769	705,504	698,340	699,224
Derivative liabilities	52,570	52,570	21,017	21,017

Note 29. Business Segments

           TSFG’s banking subsidiary Carolina First Bank conducts banking operations in South Carolina and North Carolina (as Carolina First) and in Florida (as Mercantile). Carolina First and Mercantile are TSFG’s primary reportable segments for management financial reporting. Effective January 1, 2008, TSFG began to exclude its insurance operations from its banking segments due to a change in management responsibility and changed its allocation methodology for provision for credit losses and noninterest expenses. In addition, in fourth quarter 2008, TSFG combined its South Carolina and North Carolina banking regions into one segment to reflect a change in management structure. This business segment structure along geographic lines is consistent with the way management internally reviews financial information and allocates resources. Results for prior periods have been restated for comparability. Each geographic bank segment consists of commercial and consumer lending and full service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services, merchant services, wealth management and mortgage banking services. The “Other” column includes the investment securities portfolio, indirect lending, treasury, parent company activities, bank-owned life insurance, net intercompany eliminations, various nonbank subsidiaries (including insurance, financial planning, and retirement plan administration subsidiaries), equity investments, and certain other activities not currently allocated to the aforementioned segments.

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

	Carolina First	Mercantile	Other	Total

Year Ended December 31, 2008
Net interest income before inter-segment income (expense)	$210,061	$125,003	$45,099	$380,163
Inter-segment interest income (expense)	3,319	3,753	(7,072)	—

Net interest income	213,380	128,756	38,027	380,163
Provision for credit losses	122,844	188,439	33,306	344,589
Noninterest income	58,832	28,557	34,295	121,684
Goodwill impairment	—	426,049	—	426,049
Other noninterest expenses - direct (1)	89,810	68,302	207,789	365,901

Contribution before allocation	59,558	(525,477)	(168,773)	(634,692)
Noninterest expenses - allocated (2)	95,563	63,537	(159,100)	—

Contribution before income taxes	$(36,005)	$(589,014)	$(9,673)	(634,692)

Income tax benefit				(87,574)

Net loss				$(547,118)

December 31, 2008
Total assets	$5,946,552	$3,483,532	$4,172,242	$13,602,326
Total loans held for investment	5,699,630	3,414,354	1,078,088	10,192,072
Total deposits	4,380,862	3,060,230	1,964,625	9,405,717

Year Ended December 31, 2007
Net interest income before inter-segment income (expense)	$253,258	$167,261	$(37,738)	$382,781
Inter-segment interest income (expense)	(22,611)	(12,606)	35,217	—

Net interest income	230,647	154,655	(2,521)	382,781
Provision for credit losses	36,869	24,963	6,736	68,568
Noninterest income	56,681	28,060	28,971	113,712
Noninterest expenses - direct (1)	82,164	56,949	182,136	321,249

Contribution before allocation	168,295	100,803	(162,422)	106,676
Noninterest expenses - allocated (2)	93,033	55,697	(148,730)	—

Contribution before income taxes	$75,262	$45,106	$(13,692)	106,676

Income tax expense				33,400

Net income				$73,276

December 31, 2007
Total assets	$5,952,356	$4,179,868	$3,745,360	$13,877,584
Total loans held for investment	5,587,845	3,641,253	984,322	10,213,420
Total deposits	4,619,007	2,856,678	2,312,883	9,788,568

Year Ended December 31, 2006
Net interest income before inter-segment income (expense)	$272,667	$171,667	$(42,963)	$401,371
Inter-segment interest income (expense)	(26,144)	(7,337)	33,481	—

Net interest income	246,523	164,330	(9,482)	401,371
Provision for credit losses	22,782	4,905	5,102	32,789
Noninterest income	55,752	26,289	36,169	118,210
Noninterest expenses - direct (1)	79,879	58,041	188,324	326,244

Contribution before allocation	199,614	127,673	(166,739)	160,548
Noninterest expenses - allocated (2)	93,044	57,369	(150,413)	—

Contribution before income taxes	$106,570	$70,304	$(16,326)	160,548

Income tax expense				47,682

Net income				$112,866

(1)	Noninterest expenses – direct include the direct costs of the segment’s operations such as facilities, personnel, and other operating expenses.

(2)

Noninterest expenses – allocated include expenses not directly attributable to the segments, such as information services, operations, human resources, accounting, finance, treasury, and corporate incentive plans.

Note 30. Parent Company Financial Information

The following is condensed financial information (dollars in thousands) of The South Financial Group (Parent Company only):

Condensed Balance Sheets

	December 31,

	2008	2007

Assets
Cash and due from banks	$27,787	$—
Interest-bearing bank balances	182,000	29,968
Investment in subsidiaries:
Bank subsidiaries	1,607,229	1,731,844
Nonbank subsidiaries	3,798	4,779

Total investment in subsidiaries	1,611,027	1,736,623
Receivable from subsidiaries	2,630	749
Other investments	2,023	7,346
Other assets	31,630	35,934

	$1,857,097	$1,810,620

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$11,311	$15,344
Payables to subsidiaries	6,014	7,436
Borrowed funds	12,537	30,828
Subordinated debt	206,704	206,704
Shareholders’ equity	1,620,531	1,550,308

	$1,857,097	$1,810,620

Condensed Statements of Income

	Years Ended December 31,

	2008	2007	2006

Income
Equity in undistributed net (loss) income of subsidiaries	$(568,826)	$203	$127,977
Dividend income from subsidiaries	27,405	75,886	—
Gain (loss) on equity investments	1,450	(68)	459
Interest income from subsidiaries	193	356	516
Sundry	4,338	6,261	6,603

	(535,440)	82,638	135,555

Expenses
Interest on borrowed funds	10,700	17,074	17,174
Loss on early extinguishment of debt	—	1,772	821
Sundry	4,596	(8,205)	11,094

	15,296	10,641	29,089

(Loss) income before taxes	(550,736)	71,997	106,466
Income tax benefit	(3,618)	(1,279)	(6,400)

Net (loss) income	$(547,118)	$73,276	$112,866

Condensed Statements of Cash Flows

	Years Ended December 31,

	2008	2007	2006

Operating Activities
Net (loss) income	$(547,118)	$73,276	$112,866
Adjustments to reconcile net (loss) income to net cash provided by (used for) operations
Equity in undistributed net loss (income) of subsidiaries	568,826	(203)	(127,977)
(Gain) loss on disposition of equity investments	(1,450)	68	(459)
Loss on early extinguishment of debt	—	1,772	821
Decrease in other assets	8,682	3,326	1,692
(Decrease) increase in other liabilities	(357)	(16,279)	3,606

Net cash provided by (used for) operating activities	28,583	61,960	(9,451)

Investing Activities
(Investment in) distribution from subsidiaries	(385,113)	12	334
Loans to subsidiaries, net	6,602	14,591	3,896
Purchase of premises and equipment	—	—	(10,894)
Sale of premises and equipment	—	—	10,645
Proceeds from disposition of equity investments	1,993	8,235	910
Purchase of equity investments	—	(1,178)	(3,541)

Net cash (used for) provided by investing activities	(376,518)	21,660	1,350

Financing Activities
Decrease in borrowings	(18,291)	(2,003)	(602)
Issuance of subordinated debt	—	126,290	77,321
Payment of subordinated debt	—	(98,457)	(44,145)
Issuance of preferred stock and warrant, net	584,970	—	—
Cash dividends paid on common stock	(29,106)	(53,493)	(51,097)
Cash dividends paid on preferred stock	(11,920)	—	—
Repurchase of common stock	—	(83,291)	—
Other, net	2,101	12,316	13,858

Net cash provided by (used for) financing activities	527,754	(98,638)	(4,665)

Net change in cash and cash equivalents	179,819	(15,018)	(12,766)
Cash and cash equivalents at beginning of year	29,968	44,986	57,752

Cash and cash equivalents at end of year	$209,787	$29,968	$44,986

Note 31. Quarterly Financial Data (Unaudited)

The following provides quarterly financial data for 2008 and 2007 (dollars in thousands, except per share data).

2008 Quarterly Financial Data

	Three Months Ended

	December 31	September 30	June 30	March 31

Interest income	$168,225	$178,238	$181,192	$194,385
Interest expense	76,592	82,619	80,987	101,679

Net interest income	91,633	95,619	100,205	92,706
Provision for credit losses	122,926	84,608	63,763	73,292
Noninterest income	29,729	28,665	32,187	31,103
Noninterest expenses	341,810	94,157	87,617	268,366

Loss before income taxes	(343,374)	(54,481)	(18,988)	(217,849)
Income tax benefit	(33,435)	(29,526)	(8,056)	(16,557)

Net loss	(309,939)	(24,955)	(10,932)	(201,292)
Preferred stock dividends	9,421	6,250	5,833	—

Net loss available to common shareholders	$(319,360)	$(31,205)	$(16,765)	$(201,292)

Loss per common share, basic	$(4.29)	$(0.43)	$(0.23)	$(2.78)

Loss per common share, diluted	$(4.29)	$(0.43)	$(0.23)	$(2.78)

2007 Quarterly Financial Data

	Three Months Ended

	December 31	September 30	June 30	March 31

Interest income	$216,150	$223,739	$221,825	$218,642
Interest expense	121,202	126,965	125,304	124,104

Net interest income	94,948	96,774	96,521	94,538
Provision for credit losses	31,926	10,504	17,125	9,013
Noninterest income	28,991	29,905	27,711	27,105
Noninterest expenses	80,731	78,727	80,179	81,612

Income before income taxes	11,282	37,448	26,928	31,018
Income tax expense	2,293	11,609	8,998	10,500

Net income	$8,989	$25,839	$17,930	$20,518

Earnings per common share, basic	$0.12	$0.35	$0.24	$0.27

Earnings per common share, diluted	$0.12	$0.35	$0.24	$0.27

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There have been no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

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

Disclosure Controls and Procedures

(a)

At December 31, 2008, TSFG’s management, under the supervision and with the participation of TSFG’s Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures as currently in effect. Based on this evaluation, TSFG’s management concluded that as of December 31, 2008, TSFG’s disclosure controls and procedures were effective (1) to provide reasonable assurance that information required to be disclosed by TSFG in the reports filed or submitted by it under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by TSFG in such reports was accumulated and communicated to TSFG’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
TSFG continually assesses the adequacy of its internal control over financial reporting and strives to enhance its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in TSFG’s internal control over financial reporting identified in connection with is assessment during the quarter ended December 31, 2008 or through the date of this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, TSFG’s internal control over financial reporting.

Item 9B.	Other Information

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

          See Executive Compensation Plan Data in the Registrants’ Proxy Statement relating to the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

          See Election of Directors, Business Experience of Directors and Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

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

          See Director Compensation and Executive Compensation in TSFG’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference. However, the information provided in the Proxy Statement under the heading “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, subject to Regulation 14A or 14C, other than as provided in Item 402 of Regulation S-K, or subject to liabilities of Section 18 of the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          See Security Ownership of Certain Beneficial Owners and Management in TSFG’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          See Certain Relationships and Related Transactions in TSFG’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

          See Audit Fees, Other Audit Committee Matters, and Ratification of Independent Registered Public Accounting Firm for 2009 in TSFG’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

          (a)(1) Financial Statements filed as part of this report:

          The following items are included in Item 8 hereof:

Management’s Report on Internal Control over Financial Reporting
Report of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm Consolidated Balance Sheets—December 31, 2008 and 2007
Consolidated Statements of (Loss) Income—Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive (Loss) Income—Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

          (a)(2)Financial Statement Schedules

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

          (a)(3)Listing of Exhibits

Exhibit No.	Description of Exhibit	Location

3.1	Articles of Incorporation

Incorporated by reference to Exhibits 3.1 and 3.2 of TSFG’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004, Exhibit 3.01 of TSFG’s Current Report on Form 8-K dated May 8, 2008, and Exhibit 3.01 of TSFG’s Current Report on Form 8-K dated December 5, 2008

3.2	Bylaws of TSFG	Incorporated by reference to Exhibit 3(ii) of TSFG’s Current Report on Form 8-K dated November 3, 2008

4.1	Specimen TSFG Common Stock certificate	Incorporated by Reference to Exhibit 4.1 of TSFG’s Registration Statement on Form S-1

4.2	Specimen certificate for shares of Preferred Stock, Series 2008ND-V	Incorporated by Reference to Exhibit 4.1 of TSFG’s Registration Statement on Form S-3 dated June 6, 2008

4.3	Specimen certificate for shares of Preferred Stock, Series 2008ND-NV	Incorporated by Reference to Exhibit 4.2 of TSFG’s Registration Statement on Form S-3 dated June 6, 2008

4.4	Specimen certificate for shares of Preferred Stock, Series 2008D-V	Incorporated by Reference to Exhibit 4.3 of TSFG’s Registration Statement on Form S-3 dated June 6, 2008

4.5	Specimen certificate for shares of Preferred Stock, Series 2008D-NV	Incorporated by Reference to Exhibit 4.4 of TSFG’s Registration Statement on Form S-3 dated June 6, 2008

4.6	Specimen Certificate for the Series 2008-T Preferred Stock	Incorporated by reference to Exhibit 4.1 of TSFG’s Current Report on Form 8-K dated December 5, 2008

4.7	Warrant for Purchase of Shares of Common Stock	Incorporated by reference to Exhibit 4.2 of TSFG’s Current Report on Form 8-K dated December 5, 2008

4.8	Articles of Incorporation, as amended	Included as Exhibit 3.1

4.9	Bylaws	Included as Exhibit 3.2

4.10	Amended and Restated Common Stock Dividend Reinvestment Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-3, Commission File No. 333-137578

Exhibit No.	Description of Exhibit	Location

10.1 *	TSFG Amended and Restated Restricted Stock Agreement Plan	Incorporated by reference to Exhibit 10.1 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2006 and Exhibit 10.4 to TSFG’s Current Report on Form 8-K dated August 14, 2007

10.2 *	TSFG Amended and Restated Stock Option Plan	Filed herewith

10.3 *	TSFG Salary Reduction Plan	Incorporated by reference to Exhibit 28.1 of TSFG’s Registration Statement on Form S-8, Commission File No. 33-25424

10.4-a *	Amended and Restated Employment Agreement dated September 3, 2006 between TSFG and Mack I. Whittle, Jr.	Incorporated by reference to Exhibit 99.1 of TSFG’s Current Report on Form 8-K dated September 3, 2006

10.4-b *	Letter Agreement dated September 2, 2008 between The South Financial Group, Inc. and Mack I. Whittle, Jr.	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated September 2, 2008

10.4-c *	Supplemental Executive Retirement Agreement between TSFG and Mack I. Whittle, Jr.	Incorporated by reference to Exhibit 10.25 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2003

10.5-a *	Noncompetition, Severance and Employment Agreement dated February 25, 2008 between TSFG and H. Lynn Harton	Incorporated by reference to Exhibit 10.20 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007

10.5-b *	Retention Bonus Award Agreement dated September 18, 2008 between TSFG and H. Lynn Harton	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated September 18, 2008

10.5-c *	Supplemental Executive Retirement Agreement between TSFG and H. Lynn Harton	Incorporated by reference to Exhibit 10.24 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007

10.6-a *	Noncompetition, Severance and Employment Agreement dated February 25, 2008 between TSFG and James R. Gordon	Incorporated by reference to Exhibit 10.6 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007

10.6-b *	Retention Bonus Award Agreement dated September 18, 2008 between TSFG and James R. Gordon	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated September 18, 2008

10.6-c *	Supplemental Executive Retirement Agreement between TSFG and James R. Gordon	Incorporated by reference to Exhibit 99.2 of TSFG’s Current Report on Form 8-K dated March 20, 2007

10.7-a *	Noncompetition, Severance and Employment Agreement dated February 25, 2008 between TSFG and Maurice J. Spagnoletti	Incorporated by reference to Exhibit 10.7 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007

10.7-b *	Separation and Release Agreement dated June 12, 2008 between Maurice J. Spagnoletti, Carolina First Bank and TSFG	Incorporated by reference to Exhibit 99.1 of TSFG’s Current Report on Form 8-K dated June 9, 2008

10.7-c *	Supplemental Executive Retirement Agreement between TSFG and Maurice J. Spagnoletti	Incorporated by reference to Exhibit 10.5 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

10.8-a *	Noncompetition, Severance and Employment Agreement dated February 25, 2008 between TSFG and Christopher T. Holmes	Filed herewith

10.8-b *	Retention Bonus Award Agreement dated September 18, 2008 between TSFG and Christopher T. Holmes	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated September 18, 2008

Exhibit No.	Description of Exhibit	Location

10.8-c *	Supplemental Executive Retirement Agreement between TSFG and Christopher T. Holmes	Filed herewith

10.9-a *	Noncompetition, Severance and Employment Agreement dated February 25, 2008 between TSFG and Kendall L. Spencer	Incorporated by reference to Exhibit 10.8 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2007

10.9-b *	Separation and Release Agreement dated June 12, 2008 between Kendall L. Spencer, Carolina First Bank and TSFG	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated December 10, 2008

10.9-c *	Supplemental Executive Retirement Agreement between TSFG and Kendall L. Spencer	Incorporated by reference to Exhibit 10.12 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

10.10-a *	Noncompetition, Severance and Employment Agreement dated February 25, 2008 between TSFG and William P. Crawford, Jr.	Filed herewith

10.10-b *	Supplemental Executive Retirement Agreement between TSFG and William P. Crawford, Jr.	Filed herewith

10.11-a *	Noncompetition, Severance and Employment Agreement dated February 25, 2008 between TSFG and Mary A. Jeffrey	Filed herewith

10.11-b *	Supplemental Executive Retirement Agreement between TSFG and Mary A. Jeffrey	Filed herewith

10.12 *	TSFG Management Performance Incentive Plan (MPIP) (the short term bonus plan)	Incorporated by reference to Exhibit 10.2 of TSFG’s Current Report on Form 8-K dated August 14, 2007

10.13 *	Amended TSFG Long Term Incentive Plan	Filed herewith

10.14 *	Management Incentive Compensation Plan Targets (short term and long term incentive)	Incorporated by reference to the Current Report on Form 8-K dated March 12, 2008

10.15 *	Amended and Restated TSFG Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of TSFG’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission File No. 15083

10.16 *	TSFG Directors Stock Option Plan	Incorporated by reference to Exhibit 99.1 from TSFG’s Registration Statement on Form S-8, Commission File No. 33-82668/82670

10.17 *	TSFG Amended and Restated Fortune 50 Plan	Incorporated by reference to the Prospectus in TSFG’s Registration Statement on Form S-8, Commission File No. 333-31948

10.18 *	TSFG Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.3 of TSFG’s Current Report on Form 8-K dated August 14, 2007

10.19 *	Form of Grant for TSFG 2006-2008 Long-Term Incentive Plan – Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.19 of TSFG’s Annual Report on Form 10-K for the year ended December 31, 2006

10.20 *	Form of Grant for TSFG 2007-2009 Long-Term Incentive Plan – Restricted Stock Unit Award Agreement	Incorporated by reference to Exhibit 10.1 of TSFG’s Current Report on Form 8-K dated August 14, 2007

10.21 *	Form of Grant for TSFG 2008-2010 Long-Term Incentive Plan – Restricted Stock Unit Award Agreement	Filed herewith

11.1	Statement of Computation of Earnings Per Share	Filed herewith as Note 24 of the Notes to Consolidated Financial Statements

21.1	Subsidiaries of TSFG	Filed herewith

Exhibit No.	Description of Exhibit	Location

22.1	Proxy Statement for the 2009 Annual Meeting of Shareholders	Future filing incorporated by reference pursuant to General Instruction G(3)

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Opinion of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm	Included herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/15(d)-14(a) of Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002	Filed herewith

*	This is a management contract or compensatory plan.

          Copies of exhibits are available upon written request to the Corporate Secretary of The South Financial Group, Inc.

Type	Date Filed	Reporting Purpose

(c)	See Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SOUTH FINANCIAL GROUP, INC.

Name	Title	Date

/s/ H. Lynn Harton.	President and Chief Executive Officer	March 3, 2009
(Principal Executive Officer)
H. Lynn Harton

/s/ James R. Gordon	Senior Executive Vice President and Chief	March 3, 2009
Financial Officer
James R. Gordon	(Principal Financial Officer)

/s/ Christopher G. Speaks	Executive Vice President and Chief Accounting	March 3, 2009
Officer
Christopher G. Speaks	(Principal Accounting Officer)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated:

Name	Title	Date

/s/ John C. B. Smith, Jr.	Chairman and Director	March 3, 2009

John C. B. Smith, Jr.

/s/ William R. Timmons III	Vice-Chairman and Director	March 3, 2009

William R. Timmons III

/s/ William P. Brant	Director	March 3, 2009

William P. Brant

/s/ J. W. Davis	Director	March 3, 2009

J. W. Davis

/s/ H. Lynn Harton.	Director	March 3, 2009

H. Lynn Harton

/s/ M. Dexter Hagy	Director	March 3, 2009

M. Dexter Hagy

/s/ William S. Hummers III	Director	March 3, 2009

William S. Hummers III

/s/ Challis M. Lowe	Director	March 3, 2009

Challis M. Lowe

/s/ Darla D. Moore	Director	March 3, 2009

Darla D. Moore

/s/ Jon W. Pritchett	Director	March 3, 2009

Jon W. Pritchett

/s/ H. Earle Russell, Jr.	Director	March 3, 2009

H. Earle Russell, Jr.

/s/ Edward J. Sebastian	Director	March 3, 2009

Edward J. Sebastian

/s/ David C. Wakefield III	Director	March 3, 2009

David C. Wakefield III

/s/ Mack I. Whittle, Jr.	Director	March 3, 2009

Mack I. Whittle, Jr.